Form 10-Q
period 2005-03-31
INTELSAT LTD
filed 2005-05-13
CIK 1156871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number 000-50262

Intelsat, Ltd.

(Exact Name of Registrant as Specified in Its Charter)

Bermuda	98-0346003
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Wellesley House North, 2nd Floor 90 Pitts Bay Road Pembroke, Bermuda	HM 08
(Address of principal executive offices)	(Zip Code)

(441) 294-1650

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

As of May 13, 2005, 12,000 ordinary shares, par value $1.00 per share, were outstanding.

		Page
PART I. FINANCIAL INFORMATION		3

Item 1.	Condensed Consolidated Financial Statements:	3

	Condensed Consolidated Balance Sheets as of December 31, 2004 and as of March 31, 2005 (Unaudited)	3

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2004, for the Period January 1 to January 31, 2005 and for the Period February 1 to March 31, 2005	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004, the Period January 1 to January 31, 2005 and the Period February 1 to March 31, 2005	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION		31

Item 1.	Legal Proceedings	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

INTRODUCTION

References in this quarterly report to “Intelsat”, the “Company,” “we”, “us” and “our” refer to Intelsat, Ltd. and, unless the context requires otherwise, to its subsidiaries. Intelsat, Ltd. is a limited liability company incorporated under the laws of Bermuda.

On January 28, 2005, we were acquired by Intelsat Holdings, Ltd. (“Intelsat Holdings”), a Bermuda company formed at the direction of funds advised by or associated with certain private equity firms through an amalgamation transaction. The funds are advised by or associated with Apax Partners Worldwide LLP and Apax Partners, Inc., Apollo Management V, L.P., MDCPIV Global Investments, LLP and Permira Advisers LLC. References to our business and operations following this amalgamation refer to the business and operations of the company continuing from this amalgamation.

Our principal executive offices are located at Wellesley House North, 2nd Floor, 90 Pitts Bay Road, Pembroke HM 08, Bermuda. Our telephone number is (441) 294-1650.

FINANCIAL AND OTHER INFORMATION

Unless otherwise indicated, all references to “dollars” and “$” in this quarterly report are to, and all monetary amounts in this quarterly report are presented in, U.S. dollars. Unless otherwise indicated, the financial information contained in this quarterly report has been prepared in accordance with accounting principles generally accepted in the United States.

Certain monetary amounts, percentages and other figures included in this quarterly report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them.

In this quarterly report, we refer to and rely on publicly available information regarding our industry and our competitors. Although we believe the information is reliable, we cannot guarantee the accuracy and completeness of the information and have not independently verified it.

FORWARD-LOOKING STATEMENTS

Some of the statements in this quarterly report constitute forward-looking statements that do not directly or exclusively relate to historical facts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements as long as they are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements.

When used in this quarterly report, the words “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” and “continue,” and the negative of these terms, and other similar expressions are intended to identify forward-looking statements. Examples of these forward-looking statements include, but are not limited to, statements regarding the following: the trends that we believe will impact our revenue and operating expenses in the future; the length of time it will take for the failure review board established to investigate the cause of the total loss of our IS-804 satellite to reach its conclusion; our current expectation that the IA-7 anomaly and the total loss of the IS-804 satellite will not result in the acceleration of capital expenditures; the expected launch date of our IA-8 satellite; our plans for satellite launches in the near to mid term; our expected capital expenditures in 2005 and during the next several years; the impact on our financial position or results of operations of pending legal proceedings; our intent to utilize our enhanced capabilities as a result of the COMSAT General Transaction, as defined in this quarterly report, to strengthen our position in the government/military customer segment; our belief that the COMSAT General Transaction will positively impact our revenue from lease services; our expectation that our operating expenses will increase and our operating margins will decrease as a result of the COMSAT General Transaction; the impact of the acquisition of us by Intelsat Holdings, including the incurrence by Intelsat Subsidiary Holding Company, Ltd., which we refer to as Intelsat Subsidiary Holding, and related guaranty executed by Intelsat (Bermuda), Ltd., which we refer to as Intelsat Bermuda, of substantial debt and interest expense in connection with the acquisition and in connection with a subsequent repurchase of certain preferred stock of Intelsat Holdings.

The forward-looking statements made in this quarterly report reflect our intentions, plans, expectations, assumptions and beliefs about future events. These forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and other factors, many of which are outside of our control. These factors could cause actual results or developments to differ materially from the expectations expressed or implied in the forward-looking statements and include known and unknown risks. Known risks include, among others, the risks discussed in Item 3D — “Risk Factors,” in our Annual Report on Form 20-F for the fiscal year ended December 31, 2004, the political, economic and legal conditions in the markets we are targeting for communications services or in which we operate and other risks and uncertainties inherent in the telecommunications business in general and the satellite communications business in particular.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, level of activity, performance or achievements. Because actual results could differ materially from our intentions, plans, expectations, assumptions and beliefs about the future, you are urged not to rely on forward-looking statements in this quarterly report and to view all forward-looking statements made in this quarterly report with caution. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Other factors that may cause results or developments to differ materially from the forward-looking statements made in this quarterly report include, but are not limited to:

•	the quality and price of comparable communications services offered or to be offered by other satellite operators;

•	the perceptions of our business, operations and financial condition and the industry in which we operate by the financial community and ratings agencies;

•	political, economic and legal conditions in the markets we are targeting for communications services or in which we operate; and

•	other risks and uncertainties inherent in the telecommunications business in general and the satellite communications business in particular.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTELSAT, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	Predecessor Entity	Successor Entity
	As of December 31, 2004	As of March 31, 2005
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$141,320	$299,667
Receivables, net of allowance of $35,343 and $28,410, respectively	228,294	261,146
Insurance receivable	58,320	—
Deferred income taxes	12,854	10,581

Total current assets	440,788	571,394

Satellites and other property and equipment, net	3,637,357	3,584,954
Amortizable intangible assets, net	104,612	531,838
Non-amortizable intangible assets	255,002	560,000
Goodwill	130,829	122,653
Investment in affiliate	52,246	50,615
Other assets	173,422	202,144

Total assets	$4,794,256	$5,623,598

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$200,000	—
Accounts payable and accrued liabilities	246,474	307,544
Deferred satellite performance incentives	7,968	7,919
Deferred revenue	39,566	34,239
Capital lease obligations	5,569	5,657

Total current liabilities	499,577	355,359

Long-term debt, net of current portion	1,742,566	4,759,451
Deferred satellite performance incentives, net of current portion	48,806	43,471
Deferred revenue, net of current portion	123,992	173,071
Accrued retirement benefits	56,016	107,328
Other long-term liabilities	17,478	19,300

Total long-term liabilities	2,488,435	5,457,980

Commitments and contingencies
Shareholders’ equity
Preference shares, $3.00 par value, 2,500,000 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $3.00 par value, 216,666,666 2/3 shares authorized, 167,261,024 shares issued and 160,382,120 shares outstanding as of December 31, 2004	500,000	—
Common stock, $1.00 par value, 12,000 shares authorized, issued and outstanding	—	12
Contributed capital	—	207,697
Paid-in capital	1,301,886	—
Retained earnings (deficit)	610,520	(41,925)
Accumulated other comprehensive (loss) income:
Minimum pension liability, net of tax	(1,367)	—
Unrealized gain (loss) on available-for-sale securities, net of tax	1,600	(166)
Ordinary shares purchased by subsidiary, 6,284,635 shares	(106,818)	—

Total shareholders’ equity	2,305,821	165,618

Total liabilities and shareholders’ equity	$4,794,256	$5,623,598

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity		Successor Entity
	Three Months Ended March 31, 2004	January 1 to January 31, 2005	February 1 to March 31, 2005
Revenue	$233,913	$97,917	$195,257

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization shown separately below)	33,467	26,939	43,837
Selling, general and administrative	33,051	55,443	26,481
Depreciation and amortization	103,886	39,184	95,953
Impairment of asset value	—	69,227	—
Restructuring costs	424	263	—

Total operating expenses	170,828	191,056	166,271

Operating income (loss) from continuing operations	63,085	(93,139)	28,986
Interest expense	40,217	13,241	67,964
Interest income	2,464	191	1,092
Other income (expense), net	(212)	863	(453)

Income (loss) from continuing operations before income taxes	25,120	(105,326)	(38,339)
Provision for income taxes	4,513	4,400	3,586

Income (loss) from continuing operations	20,607	(109,726)	(41,925)
Loss from discontinued operations, net of minority interest	(3,852)	—	—

Net income (loss)	$16,755	$(109,726)	$(41,925)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor Entity		Successor Entity
	Three Months Ended March 31, 2004	January 1 to January 31, 2005	February 1 to March 31, 2005
Cash flows from operating activities:
Net income (loss)	$16,755	$(109,726)	$(40,830)
Loss from discontinued operations, net of minority interest	3,852	—	—

Income (loss) from continuing operations	$20,607	$(109,726)	$(41,925)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	103,886	39,184	95,953
Impairment charge for IS-804 satellite	—	69,227	—
Provision for doubtful accounts	3,265	(5,799)	(264)
Foreign currency transaction loss	410	75	46
Deferred income taxes	—	2,375	—
Amortization of bond discount and issuance costs	1,492	430	9,879
Equity in losses of affiliate	1,114	402	1,229
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(20,947)	(32,168)	(5,132)
Other assets	1,625	3,194	217
Accounts payable and accrued liabilities	10,163	49,932	36,552
Deferred revenue	(7,761)	(2,388)	(4,072)
Accrued retirement benefits	2,379	(27)	1,914
Other long-term liabilities	—	(3,327)	150

Net cash provided by operating activities	116,233	11,384	94,547

Cash flows from investing activities:
Payments for satellites and other property and equipment	(82,950)	(953)	(5,255)
Payments for future satellite	(50,000)	—	—
Increase in restricted cash	700,000	—	—
Proceeds from insurance receivable	—	38,561	19,759
Payments for asset acquisitions	(961,063)	—	—
Other	(371)	—	—

Net cash (used in) provided by investing activities	(394,384)	37,608	14,504

Cash flows from financing activities:
Repayment of long-term debt	(200,000)	—	(200,875)
Proceeds from bond issuance	—	—	305,348
Proceeds from credit facility borrowings	200,000	—	200,000
Debt issuance costs	(4,000)	—	—
Principal payments on deferred satellite performance incentives	(1,256)	(475)	(771)
Principal payments on capital lease obligations	(1,747)	—	(1,809)
Dividends to shareholders	—	—	(305,913)

Net cash used in financing activities	(7,003)	(475)	(4,020)

Effect of exchange rate changes on cash	(410)	(75)	(46)
Effect of discontinued operations on cash	(20,559)	—	—

Net change in cash and cash equivalents	(306,123)	48,442	104,985

Cash and cash equivalents, beginning of period	576,793	141,320	194,682

Cash and cash equivalents, end of period	$270,670	$189,762	$299,667

Note: The increase in the cash between the predecessor entity ending balance and the successor entity opening balance is due to excess financing proceeds raised by one of the amalgamated entities that were not distributed up to Intelsat Holdings, Ltd.

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages)

Note 1	Acquisition of Intelsat by Intelsat Holdings, Ltd.

On January 28, 2005, Intelsat, Ltd. (“Intelsat” or the “Company”) was acquired by Intelsat Holdings, Ltd. (“Intelsat Holdings”), a Bermuda company formed at the direction of funds advised by or associated with certain private equity firms, for total cash consideration of approximately $3,000,000, with pre-acquisition debt of approximately $1,900,000 remaining outstanding. The funds are advised by or associated with Apax Partners Worldwide LLP and Apax Partners, Inc. (collectively, “Apax Partners”), Apollo Management V, L.P. (“Apollo”), MDCPIV Global Investments, LLP (“Madison Dearborn Partners”) and Permira Advisers LLC (“Permira”). Each of Apax Partners, Apollo, Madison Dearborn Partners and Permira is referred to as a “Sponsor” and the funds advised by or associated with each Sponsor are referred to as an “Investor Group.” The Investor Groups collectively are referred to as the “Investors.” As part of the Acquisition Transactions as defined below, the Investors and certain existing members of management purchased preferred ordinary shares of Intelsat Holdings. Prior to the Acquisition Transactions, as defined below, funds advised by or associated with Madison Dearborn Partners transferred less than 0.1% of their interest in Intelsat Holdings to an unaffiliated investment partnership. References to the Investors include this partnership.

In connection with Intelsat Holding’s acquisition of Intelsat, the following transactions occurred:

•	Zeus Merger 1, a wholly owned direct Bermuda subsidiary of Intelsat Holdings, amalgamated with Intelsat, with the resulting company being a direct wholly owned subsidiary of Intelsat Holdings and being named Intelsat, Ltd. Upon this amalgamation, Intelsat’s equity holders immediately prior to the amalgamation ceased to hold shares or other equity interests in Intelsat

•	Zeus Merger 2, a wholly owned direct Bermuda subsidiary of Zeus Merger 1, amalgamated with Intelsat (Bermuda), Ltd. (“Intelsat Bermuda”), which at that time was the direct or indirect parent of all of our operating subsidiaries, with the resulting company being a direct wholly owned subsidiary of resulting Intelsat and being named Intelsat Bermuda

Intelsat Holdings, Zeus Merger 1 and Zeus Merger 2 are Bermuda companies that were newly formed for the purpose of consummating the Acquisition Transactions.

In connection with the Acquisition Transactions, Zeus Merger 2, which later amalgamated with Intelsat Bermuda, established a new $300,000 revolving credit facility, borrowed approximately $150,000 under a new $350,000 Term Loan B facility, referred to together as the Senior Secured Credit Facilities, and issued $1,000,000 of floating rate senior notes due 2012, $875,000 of 8 1/4% senior notes due 2013 and $675,000 of 8 5/8% senior notes due 2015, referred to collectively as the Acquisition Finance Notes. The Acquisition Finance Notes and the Senior Secured Credit Facilities are guaranteed by Intelsat and certain direct and indirect subsidiaries of Intelsat. The proceeds from these equity contributions and the net proceeds from the borrowing under the Senior Secured Credit Facilities and the Acquisition Finance Notes, together with cash on hand, were used to consummate the transactions described above and to pay related fees and expenses. The amalgamation of Zeus Merger 1 with Intelsat, the amalgamation of Zeus Merger 2 with Intelsat Bermuda, the borrowings under the Senior Secured Credit Facilities, the issuance of the Acquisition Finance Notes and the related contributions of equity are referred to collectively as the Acquisition Transactions.

On February 11, 2005, Intelsat and one of its subsidiaries, referred to as Finance Co., issued $478,700 in aggregate principal amount at maturity of 9 ¼% senior discount notes due 2015, yielding approximately $305,000 net proceeds at issuance, referred to as the Senior Discount Notes. On March 3, 2005, Intelsat Bermuda transferred substantially all of its assets to a newly formed wholly owned subsidiary, Intelsat Subsidiary Holding Company, Ltd. (“Intelsat Subsidiary Holding”). Intelsat Subsidiary Holding assumed substantially all of the then-existing liabilities of Intelsat Bermuda and Intelsat Bermuda became a guarantor of the obligations under the Acquisition Finance Notes and the Senior Secured Credit Facilities. Following these transactions, Finance Co. was amalgamated with Intelsat Bermuda, and Intelsat Bermuda became an obligor on the Senior Discount Notes. The proceeds of the offering of the Senior Discount Notes, net of certain fees and expenses, were distributed by Intelsat Bermuda to its

INTELSAT, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages)

parent, Intelsat and by Intelsat to Intelsat Holdings. Intelsat Holdings used those funds to repurchase a portion of the outstanding preferred shares of Intelsat Holdings.

The consummation of the Acquisition Transactions resulted in the following changes to Intelsat’s capital structure:

•	The cancellation of all outstanding ordinary shares

•	The cancellation of all share options, restricted shares and restricted share units

•	The issuance of 12,000 shares of common stock of the successor entity

The Acquisition Transactions were accounted for by Intelsat Holdings under the purchase method of accounting, whereby the purchase price (including liabilities assumed) was preliminarily allocated to the assets acquired based on their estimated fair market values at the date of acquisition. Independent third-party appraisers were engaged to perform valuations of certain of the tangible and intangible assets acquired. The preliminary purchase accounting entries recorded by Intelsat Holdings have been pushed-down to Intelsat in accordance with SEC Staff Accounting Bulletin No. 54, “Push-Down” Basis of Accounting in Financial Statements of Subsidiaries.

As a result of the consummation of the Acquisition Transactions, a new entity (“successor entity”) was formed. Although the effective date was January 28, 2005, due to the immateriality of the results of operations for the period between January 28, 2005 and January 31, 2005, the Company has accounted for the consummation of the Acquisition Transactions as if they had occurred on January 31, 2005 and recorded “push-down” accounting as of that date to reflect the “push-down” of the purchase accounting entries recorded at Intelsat’s parent company, Intelsat Holdings, to reflect the acquisition of Intelsat at fair value. The condensed consolidated financial statements presented for the three months ended March 31, 2004 and for the period January 1 to January 31, 2005 are shown under the “predecessor entity.” The condensed consolidated financial statements for the successor entity for the period February 1 to March 31, 2005 show the operations of the successor entity from February 1, 2005, the date the successor entity applied push-down accounting, through March 31, 2005.

A reconciliation of the preliminary purchase price adjustments recorded in connection with the Acquisition Transactions is presented below: ($ in thousands)

INTELSAT, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages)

	Predecessor Entity	Transaction Adjustments	Successor Entity
	As of January 31, 2005		As of February 1, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$189,762	$4,920	$194,682
Receivables, net of allowance	286,020	(10,511)	275,509
Deferred income taxes	10,479	—	10,479

Total current assets	486,261	(5,591)	480,670

Satellites and other property and equipment, net	3,528,913	122,439	3,651,352
Amortizable intangible assets, net	105,007	433,181	538,188
Non-amortizable intangibles assets	255,002	304,998	560,000
Goodwill	130,829	(8,176)	122,653
Investment in affiliate	51,844	—	51,844
Other assets	163,965	58,840	222,805

Total assets	$4,721,821	$905,691	$5,627,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$200,000	$—	$200,000
Accounts payable and accrued liabilities	294,054	(23,062)	270,992
Deferred satellite performance incentives	7,463	—	7,463
Deferred revenue	38,460	—	38,460
Capital lease obligations	6,201	—	6,201

Total current liabilities	546,178	(23,062)	523,116

Long-term debt, net of current portion	1,742,001	2,506,588	4,248,589
Deferred satellite performance incentives, net of current portion	44,698	—	44,698
Deferred revenue, net of current portion	122,710	50,212	172,922
Accrued retirement benefits	55,989	49,425	105,414
Other long-term liabilities	14,150	5,000	19,150

Total long-term liabilities	2,525,726	2,588,163	5,113,889

Commitments and contingencies
Shareholders’ equity	2,196,095	(1,682,472)	513,623

Total liabilities and shareholders’ equity	$4,721,821	$905,691	$5,627,512

The unaudited pro forma results of operations provided below for the three months ended March 31, 2004 and 2005 are presented as though the Acquisition Transactions had occurred at the beginning of the periods presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets, interest expense associated with the Acquisition Finance Notes, Senior Discount Notes and Senior Secured Credit Facilities and other acquisition-related adjustments in connection with the Acquisition Transactions. The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the Acquisition Transactions been consummated at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

	Three months ended March 31, 2004	Three months ended March 31, 2005
	(unaudited)	(unaudited)
Revenue	$233,913	$293,174
Income (loss) from continuing operations	$(73,764)	$(225,942)

INTELSAT, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages)

Note 2    Basis of presentation

The unaudited condensed consolidated financial statements of Intelsat, Ltd. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of these financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and (2) the reported amounts of revenue and expenses during the reporting period. Examples include the allowance for doubtful accounts and the estimated useful lives of satellites and other property and equipment. The results of operations for the periods presented are not necessarily indicative of operating results for the full year. Certain prior period amounts have been reclassified to conform to the current period’s presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Intelsat, Ltd.’s annual report on Form 20-F for the fiscal year ended December 31, 2004 on file with the Securities and Exchange Commission (“Intelsat’s Form 20-F”). References to “Intelsat” or the “Company” herein refer to Intelsat, Ltd. and, unless the context requires otherwise, to its subsidiaries.

Note 3    Stock-based compensation

The Company had two stock-based employee compensation plans in 2004, the 2001 Share Option Plan and the 2004 Share Incentive Plan, which are described more fully in Note 16 to the audited consolidated financial statements included in Intelsat’s Form 20-F. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company uses the intrinsic method of measuring and recognizing employee stock-based transactions under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Consequently, as all options granted under the Company’s 2001 plan had an exercise price equal to the estimated fair value of the underlying ordinary shares on the date of grant, no stock-based employee compensation cost is reflected in net income for the 2001 plan. However, stock-based employee compensation cost is reflected in net income for the 2004 Share Incentive Plan as it contained a liquidity mechanism which resulted in variable accounting and the requirement for recognition of compensation expense. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock-based compensation.

	Predecessor Entity
	Three Months Ended March 31, 2004	January 1 to January 31, 2005
Net income (loss), as reported	$16,755	$(109,726)
Add: compensation expense recognized in net income (loss), as reported, net of related tax effects	—	5,977
Deduct:
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(875)	(397)

Pro forma net income (loss)	$15,880	$(104,146)

At the closing of the Acquisition Transactions, all share options, restricted shares and restricted share units under the 2001 and 2004 plans were cancelled. In consideration for such cancellation, Intelsat’s employees were paid $15,232 in cash in the aggregate at the closing and up to a maximum of $19,531 will be accrued in a deferred

INTELSAT, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages)

compensation account and will generally be payable in cash to the employees in accordance with the vesting schedules of the original awards. Of this maximum amount, $5,735 was accrued as of March 31, 2005.

On May 6, 2005, the Board of Directors of Intelsat Holdings adopted the 2005 Share Incentive Plan of Intelsat Holdings, pursuant to which awards may be made to employees of Intelsat Holdings and its direct and indirect subsidiaries, and pursuant to which awards of restricted shares of Intelsat Holdings were made to certain employees of Intelsat and its subsidiaries effective January 28, 2005. Net income (loss) for the period February 1 to March 31, 2005, would not have been significantly different if the Company had applied the fair value recognition provisions of SFAS No. 123 to these awards.

Note 4 Disposal	of investment in consolidated affiliate

As discussed more fully in Note 5 to the audited consolidated financial statements included in Intelsat’s Form 20-F, during 2004 Intelsat entered into an agreement to dispose of its investment in Galaxy Holdings in order to focus on its core business of providing satellite capacity and related communications services. Under the agreement, Intelsat transferred to TVB Holdings all of Intelsat’s right, title and interest in its shares in Galaxy Holdings on December 28, 2004. In addition, Intelsat was not required to make a cash contribution of approximately $10,300 that would have been due in February 2005. An agreement relating to Intelsat’s in-kind contribution of satellite capacity on the IS-709 satellite terminated on March 31, 2005. As a result of the disposition agreement, Intelsat has restated its condensed consolidated financial statements for the prior period contained in this quarterly report to reflect Galaxy Holdings as a discontinued operation. During the three months ended March 31, 2004, Galaxy Holdings recorded $1,993 in revenue, and realized a net loss of $7,553.

Note 5 Receivables

Receivables were comprised of the following:

	Predecessor Entity	Successor Entity
	As of December 31, 2004	As of March 31, 2005
Service charges:
Unbilled	$75,212	$80,217
Billed	177,082	198,287
Other	11,343	11,052
Allowance for doubtful accounts	(35,343)	(28,410)

Total	$228,294	$261,146

Unbilled satellite utilization charges represent amounts earned and accrued as receivable from customers for their usage of the Intelsat satellite system prior to the end of the period. These amounts were billed at the beginning of the following period.

Amounts previously reported as offsets to billed accounts receivable related to withholding taxes have been reclassified to accounts payable and accrued liabilities for all periods presented. Withholding taxes were $25,642 as of December 31, 2004 and $25,972 as of March 31, 2005.

The insurance receivable of $58,320 at December 31, 2004 represents a refund from insurers in connection with the IA-8 satellite launch insurance. We have in place insurance to cover the launch and 180 days of in-orbit operations of the IA-8 satellite in an amount approximating the net book value of the satellite. This insurance will expire if the satellite is not launched before December 31, 2005. Due to the delay in launching the IA-8 satellite (see Note 9 of Intelsat’s Form 20-F for further discussion), the insurers agreed to refund 90% of the premiums previously

INTELSAT, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages)

paid. Intelsat received the $58,320 refund in the first quarter of 2005. Intelsat expects to pay this amount to the insurers in the second quarter of 2005.

Note 6    Satellites and other property and equipment

Satellites and other property and equipment were comprised of the following:

	Predecessor Entity	Successor Entity
	As of December 31, 2004	As of March 31, 2005
Satellites, launch vehicles and services	$7,055,520	$3,164,435
Information systems and ground segment	681,252	346,952
Washington, D.C. building and other	235,490	163,106

Total cost	7,972,262	3,674,493
Less: accumulated depreciation	(4,334,905)	(89,539)

Total	$3,637,357	$3,584,954

Satellites and other property and equipment as of December 31, 2004 and March 31, 2005 included construction-in-progress of $227,403 and $252,266, respectively. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $4,171 were capitalized during the three months ended March 31, 2004, and interest costs of $92 and $538 were capitalized during the periods January 1 to January 31, 2005 and February 1 to March 31, 2005, respectively.

Note 7    Satellite developments

The Company currently expects the launch of the IA-8 satellite to occur on or about June 20, 2005.

On January 14, 2005, the Company’s IS-804 satellite experienced a sudden and unexpected electrical power system anomaly that resulted in the total loss of the satellite. In accordance with its existing satellite anomaly contingency plans, the Company has made alternative capacity available to its IS-804 satellite customers both on other Intelsat satellites and on other operators’ satellites. As a result, the Company has entered into a revenue share agreement with New Skies Satellites N.V. (“New Skies”) for alternate capacity provided to certain customers. Under the terms of the arrangement, affected customers remain under contract with Intelsat, and Intelsat shares in the revenue generated from the services now provided on the NSS-5 satellite. The agreement also gives Intelsat the option to provide reciprocal services to New Skies should it experience an anomaly in a New Skies satellite and seek restoration capacity for its own customers’ services. The Company recorded a net non-cash impairment charge of $69,227 in the period January 1 to January 31, 2005 to write off the value of the IS-804 satellite, which was not insured, and related deferred performance incentive obligations. Intelsat has established a failure review board and is working closely with the manufacturer of the satellite to investigate the cause of the satellite loss. Intelsat believes the failure review board may not reach its conclusions until the third quarter of 2005.

Note 8    Launch Deposit

Intelsat has a deposit of $27,650 at December 31, 2004 and March 31, 2005 with a launch provider for the future launch of a satellite. However, if Intelsat does not place an order for a future launch by July 31, 2005, the launch provider has the right to terminate the agreement, in which case Intelsat will incur a termination liability of up to $16,475, in addition to forfeiture of the $27,650 deposit, for a total obligation of up to $44,125. Intelsat is presently in discussions with the launch provider regarding an extension of the July 31, 2005 expiration date.

INTELSAT, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages)

Note 9    Goodwill and other intangible assets

As part of the Acquisition Transactions, the Company’s intangible assets were revalued with the assistance of an independent third party. The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consisted of the following:

	Predecessor Entity	Successor Entity
	As of December 31, 2004	As of March 31, 2005
Customer relationships	$113,170	$138,188
Backlog	—	390,000
Technology	—	10,000
Business application software	638	—

Subtotal	113,808	538,188
Less: accumulated amortization	(9,196)	(6,350)

Total	$104,612	$531,838

Customer relationships have estimated lives ranging from four to twenty years. Backlog has an estimated life of 15 years, and technology has an estimated life of 8 years. The Company recorded amortization expense of $862, $936 and $6,350 for the three months ended March 31, 2004, for the period January 1 to January 31, 2005 and for the period February 1 to March 31, 2005, respectively.

Scheduled amortization charges for the intangible assets as of March 31, 2005 are as follows:

2005	$28,575
2006	38,100
2007	38,100
2008	37,292
2009	33,250
2010 and thereafter	356,521

Total	$531,838

The carrying amount of acquired intangible assets not subject to amortization consisted of the following:

	Predecessor Entity	Successor Entity
	As of December 31, 2004	As of March 31, 2005
Goodwill	$130,829	$122,653

Tradename	$—	$30,000

Orbital locations	$255,002	$530,000

INTELSAT, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages)

Note 10    Notes payable, long-term debt and other financing arrangements

The carrying amounts of notes payable and long-term debt were as follows:

	Predecessor Entity	Successor Entity
	As of December 31, 2004	As of March 31, 2005
Senior Secured Credit Facility	$—	$349,125
Eurobond 8.125% Notes due February 28, 2005	200,000	—
5.25% Senior Notes due November 1, 2008	400,000	400,000
Discount, net of amortization, on the 5.25% Senior Notes due November 1, 2008	(79)	(23,923)
Floating Rate Senior Notes due January 15, 2012	—	1,000,000
7.625% Senior Notes due April 15, 2012	600,000	600,000
Discount, net of amortization, on the 7.625% Senior Notes due April 15, 2012	(3,368)	(55,745)
8.25% Senior Notes due January 15, 2013	—	875,000
6.50% Senior Notes due November 1, 2013	700,000	700,000
Discount, net of amortization, on the 6.50% Senior Notes due November 1, 2013	(1,958)	(115,212)
8.625% Senior Notes due January 1, 2015	—	675,000
9.25% aggregate principal at maturity of $478.7 million Senior Notes due February 1, 2015	—	309,131
Note payable to Lockheed Martin Corporation, 7%, payable in annual installments of $5,000, beginning January 1, 2007	20,000	20,000
Capital lease obligations	33,540	31,732

Total long-term debt	1,948,135	4,765,108

Less:
Current portion of capital lease obligations	5,569	5,657

Notes payable	200,000	—

Total current portion	205,569	5,657

Total long-term debt, excluding current portion	$1,742,566	$4,759,451

As part of the Acquisition Transactions, Intelsat’s then outstanding long-term debt was revalued based on quoted market prices, resulting in a net decrease of $193,412. These discounts will be amortized over the remaining term of the bonds.

In January 2005, Intelsat’s previous $800,000 credit facility was replaced with the $650,000 Senior Secured Credit Facilities established in connection with the Acquisition Transactions, consisting of a $350,000 six-and-one-half-year term loan facility and a $300,000 six-year revolving facility. On January 28, 2005, at the close of the Acquisition Transactions, Intelsat borrowed $150,000 under the term loan facility. An additional $200,000 was borrowed on February 28, 2005 under the term loan facility to repay the $200,000 in principal amount of Eurobond 8 1/8% notes maturing on that date. Intelsat’s $650,000 credit facility is secured by a substantial portion of the assets of Intelsat Bermuda and its consolidated subsidiaries. In addition, the credit facility contains financial and operating covenants that, among other things, require the Company to maintain financial coverage ratios, limit the Company’s ability to pledge assets as security for additional borrowings and limit

INTELSAT, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages)

the Company’s ability to pay dividends on its ordinary shares. Intelsat was in compliance with its financial and operating covenants as of March 31, 2005.

Also in connection with the Acquisition Transactions, Intelsat Bermuda issued $1,000,000 of floating rate senior notes due 2012, $875,000 of 8 1/4% senior notes due 2013 and $675,000 of 8 5/8% senior notes due 2015, (the Acquisition Finance Notes). The net proceeds from the borrowings under the Senior Secured Credit Facilities and the Acquisition Finance Notes, together with cash on hand, were used to consummate the Acquisition Transactions described in Note 1 above and to pay related fees and expenses.

On February 11, 2005, Intelsat and Finance Co. issued $478,700 in aggregate principal amount at maturity of 9 ¼% Senior Discount Notes due 2015, which we refer to as the Senior Discount Notes, yielding approximately $305,000 net proceeds at issuance. On March 3, 2005, the proceeds of the offering of the Senior Discount Notes, net of certain fees and expenses, were distributed by Intelsat Bermuda to its parent, Intelsat and by Intelsat, to Intelsat Holdings. Intelsat Holdings used those funds to repurchase a portion of the outstanding preferred shares of Intelsat Holdings.

On March 3, 2005, Intelsat Bermuda transferred substantially all of its assets to a newly formed wholly owned subsidiary, Intelsat Subsidiary Holding. Intelsat Subsidiary Holding assumed substantially all of the then-existing liabilities of Intelsat Bermuda and Intelsat Bermuda became a guarantor of the obligations under the Acquisition Finance Notes and the Senior Secured Credit Facilities. Finance Co. was then amalgamated with Intelsat Bermuda. These transactions are referred to collectively as the Transfer Transactions.

Note 11	Retirement plans and other retiree benefits

Note 15 to the consolidated financial statements included in Intelsat’s Form 20-F indicated that Intelsat expected to contribute $515 to its pension plan during 2005 and it did not expect to make any contributions to its post-retirement health insurance plan, which is an unfunded plan. Intelsat contributed $164 to its pension plan during the period February 1 to March 31, 2005.

Net periodic pension and other post-retirement benefits costs include the following components for the three months ended March 31, 2004 and the periods January 1 to January 31, 2005 and February 1 to March 31, 2005:

	Pension Benefits			Other Post-retirement Benefits
	Predecessor Entity		Successor Entity	Predecessor Entity		Successor Entity
	Three Months Ended March 31, 2004	January 1 to January 31, 2005	February 1 to March 31, 2005	Three Months Ended March 31, 2004	January 1 to January 31, 2005	February 1 to March 31, 2005
Service cost	$1,485	$373	$788	$1,219	$313	$625
Interest cost	4,520	1,583	3,110	1,185	338	679
Expected return on plan assets	(5,953)	(1,823)	(4,260)	—	—	—
Amortization of unrecognized prior service cost	11	3	—	(75)	(89)	—

Amortization of unrecognized net loss	737	424	—	—	—	—
Amortization of unrecognized transition asset	10	3	—	—	—	—

Total costs (benefit)	$810	$563	$(362)	$2,329	$562	$1,304

INTELSAT, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages)

Note 12 Contingencies

(a)	Insurance

As of March 31, 2005 Intelsat did not have in-orbit insurance coverage for 26 of its 27 satellites. These 26 satellites had a net book value in aggregate of $2,568,759 as of December 31, 2004 and $2,861,989 as of March 31, 2005.

At March 31, 2005, the IS-10-02 satellite was insured under a policy covering its launch and first year of in-orbit operations in an amount equal to its cost, excluding satellite performance incentives. This policy expires on June 17, 2005. Under the terms of this policy, we co-insure approximately $55,000 relating to the IS-10-02 satellite.

(b)	Litigation and claims

The Company is subject to litigation in the normal course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on the Company’s financial position or results of operations.

As previously disclosed, two putative class action complaints have been filed against Intelsat in the U.S. District Court for the District of Columbia. The first was filed on June 24, 2004, and the second was filed on September 20, 2004. In each case, the named plaintiffs are Intelsat retirees, spouses of retirees or surviving spouses of deceased retirees. The complaints arise out of a resolution adopted by the governing body of the IGO prior to privatization. They allege, among other things, that Intelsat wrongfully modified health plan terms to deny coverage to surviving spouses and dependents of deceased Intelsat retirees. Intelsat has moved to dismiss the complaints, arguing that the resolution is not enforceable, that Intelsat has the right to modify the terms of any postretirement health benefits being provided, and that the associated damages claim is without merit.

On May 4, 2005 and again on May 9, 2005, one of the plaintiff groups filed an amended complaint (including a motion for leave to file the second amended complaint) to add certain factual allegations and claims. On May 5, 2005, the other plaintiff group filed an amended complaint. Among other things, the amended complaints contain a new claim based on language in the resolution which states that if the Company’s consolidated net worth falls below $500,000, it would be required to establish an irrevocable trust to accept funds for payment of these health benefits and to obtain a letter of credit in an amount equal to 150% of the then-current Financial Accounting Standards Board, or FASB, valuation of the benefit liability, and that if the Company’s consolidated net worth falls below $300,000, the trust can and will exercise this letter of credit, with the funds to be paid into the trust. As set forth elsewhere in this report, the Company’s consolidated net worth is currently less than $300,000.

It is the Company’s position that the resolution, including its irrevocable trust provision, does not create obligations that are enforceable against Intelsat or Intelsat Global Service Corporation. A hearing on Intelsat’s motions to dismiss in both cases was conducted on May 11, 2005, at which time the court consolidated the two cases but did not make a final determination on the motions. The Company intends to defend vigorously against any claims in the consolidated case that may remain after the court’s decision on our motions to dismiss.

(c)	MFC and LCO protections

Most of the customer service commitments entered into prior to the privatization were transferred to Intelsat pursuant to novation agreements. These agreements contain provisions, including provisions for most favored customer (“MFC”) and lifeline connectivity obligation (“LCO”) protections, which constrain Intelsat’s ability to price services in some circumstances. MFC protection entitles eligible customers to the lowest rate Intelsat charges after July 18, 2001 for satellite capacity having substantially the same technical and commercial terms, subject to limited exceptions. MFC protection continues until July 18, 2006. Intelsat management does not believe that the

INTELSAT, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages)

MFC terms significantly restrict the Company’s ability to price services competitively. Intelsat’s LCO contracts require the Company to provide customers with the right to renew their service commitments covered by LCO contracts at prices no higher than the prices charged for those services on the privatization date. Under some circumstances, Intelsat may also be required by an LCO contract to reduce the price for a service commitment covered by the contract. LCO protection may continue until July 18, 2013. As of March 31, 2005, Intelsat had not been required to reduce prices for its LCO-protected service commitments. However, there can be no assurances that Intelsat will not be required to reduce prices in the future under its MFC and LCO commitments.

(d)	ORBIT Act

On April 15, 2005, the FCC issued an order in which it found that Intelsat had substantially diluted the ownership interests of the former Signatories and, thus, was in compliance with all of the privatization requirements of the Open-Market Reorganization for the Betterment of International Telecommunications Act (the “ORBIT Act”). As such, Intelsat’s FCC licenses no longer contain any ORBIT Act-related restrictions on Intelsat’s ability to provide services to, from, or within the United States.

Note 13	Business segment and geographic information

Intelsat operates in a single industry segment, in which it provides satellite services to its communications customers around the world. Subsequent to the Acquisition Transactions on January 28, 2005, Intelsat does not provide significant services to its shareholders.

The geographic distribution of Intelsat’s revenue was as follows:

	Predecessor Entity		Successor Entity
	Three Months Ended March 31, 2004	January 1 to January 31, 2005	February 1 to March 31, 2005
North America and Caribbean	28%	46%	43%
Europe	25%	18%	19%
Asia Pacific	15%	9%	10%
Sub-Saharan Africa	14%	13%	14%
Latin America	11%	8%	8%
Middle East and North Africa	7%	6%	6%

Revenue by region is based on the locations of customers to which services are billed. Intelsat’s satellites are in geosynchronous orbit, and consequently are not attributable to any geographic location. Of Intelsat’s remaining assets, substantially all are located in the United States.

Note 14	Customer reorganizations

(a)	MCI reorganization

In July 2002, WorldCom, Inc., which subsequently changed its name to MCI, Inc. (“MCI”), filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. MCI emerged from bankruptcy protection in April 2004. In connection with MCI’s emergence from bankruptcy protection in April 2004, Intelsat received consideration of $11,203 in April 2005, consisting of $9,612 in cash and $1,591 in stock, related to settlement of pre-bankruptcy receivables. With regard to this settlement, during the period January 1 to January 31, 2005, Intelsat recorded $2,714 of revenue and reversed $6,676 of bad debt expense previously recorded, and during the period February 1 to March 31, 2005, Intelsat recognized $460 in other income to record the value of the payments received related to the pre-bankruptcy receivable.

INTELSAT, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages)

Note 15	Related party transactions

(a)	Shareholders Agreement

The shareholders of Intelsat Holdings, including each of the Investors, have entered into a shareholders agreement relating to Intelsat Holdings, and Intelsat Holdings has adopted bye-laws. The shareholders agreement and the bye-laws, among other things, provide for the governance of Intelsat Holdings and its subsidiaries and provide specific rights to and limitations upon the holders of Intelsat Holdings’ share capital with respect to shares held by such holders.

(b)	Monitoring Fee Agreement and Transaction Fee

In connection with the closing of the Acquisition Transactions, Intelsat entered into a monitoring fee agreement (“MFA”) with Intelsat Holdings and/or the Sponsors, or affiliates of, or entities advised by, designated by or associated with, the Sponsors as the case may be (collectively, the “MFA parties”), pursuant to which the MFA parties provide certain monitoring, advisory and consulting services to Intelsat. Pursuant to the MFA, the Company is obligated to pay an annual fee equal to the greater of $6,250 and 1.25% of adjusted EBITDA (as defined in the indenture governing the Acquisition Finance Notes), and to reimburse the MFA parties for their out-of-pocket expenses. Intelsat has also agreed to indemnify the MFA parties and their directors, officers, employees, agents and representatives for losses relating to the services contemplated by the MFA and the engagement of the MFA parties pursuant to, and the performance by them of the services contemplated by, the MFA. To the extent permitted by the agreements and indentures governing indebtedness of Intelsat Bermuda and its subsidiaries, on a change of control or qualified initial public offering, the Sponsors may at their option receive a lump sum payment equal to the then present value of all then current and future monitoring fees payable, assuming a termination date of January 28, 2017. Intelsat recorded expense associated with these fees of $9,460 during the period January 1 to January 31, 2005 for 2004 services and $2,041 during the period February 1 to March 31, 2005 for 2005 services to date.

In addition, as payment for certain structuring and advisory services rendered, Intelsat paid an aggregate transaction and advisory fee of $50,000 to the MFA parties, upon the closing of the Acquisition Transactions.

(c)	Sponsor Investment

SkyTerra Communications, Inc., an affiliate of Apollo Management, L.P., one of the Sponsors, announced in December 2004 an agreement in which SkyTerra will acquire 50% of a new entity that will contain the assets of Hughes Network Systems, one of Intelsat’s corporate network services customers. This transaction was completed in April 2005.

(d)	Dividends

As previously mentioned, on February 11, 2005, Intelsat and Finance Co. issued the Senior Discount Notes, which yielded approximately $305,000 net proceeds at issuance. The net proceeds of the offering were distributed by Intelsat Bermuda to its parent, Intelsat, and by Intelsat to Intelsat Holdings. Intelsat Holdings used those funds to repurchase a portion of the outstanding preferred shares of Intelsat Holdings, some of which were held by certain members of Intelsat management. See Note 1 for further discussion.

(e)	Ownership by Management

As part of the Acquisition Transactions, certain members of management purchased preferred and common equity of Intelsat Holdings. A portion of the outstanding preferred shares was repurchased by Intelsat Holdings. See Note 1 for further discussion.

Note 16	New accounting pronouncements

In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), Share-Based Payment. The interpretations in SAB 107 express views of the SEC regarding the

INTELSAT, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages)

interaction between FASB No. 123 (Revised 2004), Share-Based Payment, and certain SEC rules and regulations and provide the staff’s view regarding the valuation of share-based payment arrangements for public companies. We are currently evaluating the impact that the adoption of SAB 107 will have on our results of operations and financial position.

In April 2005 the Securities and Exchange Commission (the “SEC”) amended the compliance date for Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (Statement No. 123R), allowing companies to implement this standard at the beginning of their next fiscal year that begins after June 15, 2005. We are currently evaluating the impact that the adoption of FASB 123R will have on our results of operations and financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and their notes included elsewhere in this annual report.

Overview

We are a leading provider of fixed satellite communications services worldwide, supplying voice, data and video connectivity in over 200 countries and territories. Not including our IS-804 satellite, which recently experienced an anomaly that resulted in its total loss, or the Marisat-F2 satellite in which we acquired an ownership interest in connection with the COMSAT General Transaction, our global communications network includes 27 satellites in orbit, leased capacity on one additional satellite owned by another satellite operator in the Asia-Pacific region and ground facilities related to the operation and control of our satellites. Our network also includes ground network assets consisting of teleports, points of presence and fiber connectivity in locations around the world that we are using to provide managed services.

We completed the disposition of our investment in Galaxy in December 2004. Refer to Note 5 to our condensed consolidated financial statements appearing elsewhere in this quarterly report for a discussion of our investment in Galaxy. The prior period presented has been restated to reflect Galaxy as a discontinued operation.

Impact of the Acquisition Transactions and the Transfer Transactions

On January 28, 2005, Intelsat Holdings acquired Intelsat for total cash consideration of approximately $3.0 billion, with pre-acquisition debt of approximately $1.9 billion remaining outstanding.

The Acquisition Transactions were accounted for under the purchase method of accounting. In accordance with SEC Staff Accounting Bulletin No. 54, “Push-Down” Basis of Accounting in Financial Statements of Subsidiaries,” the purchase price paid by Intelsat Holdings to acquire Intelsat and related preliminary purchase accounting adjustments were “pushed down” and recorded in Intelsat and its subsidiaries’ financial statements and resulted in a new basis of accounting for the “successor” period beginning on the day the Acquisition Transactions were consummated. As a result, the purchase price and related costs were preliminarily allocated to the estimated fair values of the assets acquired and liabilities assumed at the time of the acquisition based on management’s best estimates, which were based in part on the work of third-party appraisers. More specifically, our assets and liabilities were adjusted to fair value as of the closing date of the Acquisition Transactions. The excess of the total purchase price over the fair value of our net assets was allocated to goodwill. As a result of these adjustments, our depreciation and amortization expense will increase significantly, primarily due to increases in the fair values of our tangible assets and amortizable intangible assets. Also, our interest expense will increase due to interest on the Acquisition Finance Notes, the Senior Discount Notes and non-cash interest from the amortization of the net discount applied to the face value of Intelsat’s outstanding long-term debt. This discount results from a lower estimated fair value of this long-term debt under purchase accounting.

We are a highly leveraged company. As part of the Acquisition Transactions, we incurred substantial debt, including debt under the Senior Secured Credit Facilities and the Acquisition Finance Notes, which will result in a significant increase in our interest expense in future periods. In addition, we incurred significant additional indebtedness on February 3, 2005, in connection with the issuance of the Senior Discount Notes, which will further increase our interest expense. Payments required to service all of this indebtedness will substantially increase our liquidity requirements as compared to prior years. The Senior Secured Credit Facilities and the Acquisition Finance Notes are guaranteed by Intelsat, Intelsat Bermuda and certain subsidiaries of Intelsat Subsidiary Holding. For more information regarding our debt structure, see “—Liquidity and Capital Resources.”

Results of Operations

As a result of the consummation of the Acquisition Transactions, the first quarter financial results have been separately presented for the “Predecessor Entity” for the period January 1, 2005 through January 31, 2005, and for the “Successor Entity” for the period February 1, 2005 through March 31, 2005. The results for the first quarter of the prior year are presented under “Predecessor Entity.” For comparative purposes, the Company combined the periods from January 1, 2005 through March 31, 2005 in its discussion below, as it believes this combination is useful to provide the reader a more accurate comparison. This combination is not a GAAP measure and it is simply provided to enhance the reader’s understanding of the result of operations for the periods presented.

	Predecessor Entity		Successor Entity	Combined
	Three Months Ended March 31, 2004	January 1 to January 31, 2005	February 1 to March 31, 2005	Three Months Ended March 31, 2005
	(in thousands)
Revenue	$233,913	$97,917	$195,257	293,174

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization shown separately below)	33,467	26,939	43,837	70,776
Selling, general and administrative	33,051	55,443	26,481	81,924
Depreciation and amortization	103,886	39,184	95,953	135,137
Impairment of asset value	—	69,227	—	69,227
Restructuring costs	424	263	—	263

Total operating expenses	170,828	191,056	166,271	357,327

Operating (loss) income from continuing operations	63,085	(93,139)	28,986	(64,153)
Interest expense	40,217	13,241	67,964	81,205
Interest income	2,464	191	1,092	1,283
Other income (expense), net	(212)	863	(453)	410

Income (loss) from continuing operations before income taxes	25,120	(105,326)	(38,339)	(143,665)
Provision for income taxes	4,513	4,400	3,586	7,986

Income (loss) from continuing operations	20,607	(109,726)	(41,925)	(151,651)
Loss from discontinued operations, net of minority interest	(3,852)	—	—	—

Net income (loss)	$16,755	$(109,726)	$(41,925)	$(151,651)

The following table sets forth our comparative statements of operations data for the three months ended March 31, 2004 and on a combined basis for the three months ended March 31, 2005, and the increase or decrease and percentage change between the periods presented:

	Three Months Ended March 31, 2004	Combined Three Months Ended March 31, 2005	Increase (Decrease)
	(in thousands)
Revenue	$233,913	$293,174	$59,261

Operating expenses:

Direct costs of revenue (exclusive of depreciation and amortization shown separately below)	33,467	70,776	37,309
Selling, general and administrative	33,051	81,924	48,873
Depreciation and amortization	103,886	135,137	31,251
Impairment of asset value	—	69,227	69,227
Restructuring costs	424	263	(161)

Total operating expenses	170,828	357,327	186,499

Operating income (loss) from continuing operations	63,085	(64,153)	(127,238)
Interest expense	40,217	81,205	40,988
Interest income	2,464	1,283	(1,181)
Other income (expense), net	(212)	410	622

Income (loss) from continuing operations before income taxes	25,120	(143,665)	(168,785)
Provision for income taxes	4,513	7,986	3,473

Income (loss) from continuing operations	20,607	(151,651)	(172,258)
Loss from discontinued operations, net of minority interest	(3,852)	—	3,852

Net income (loss)	$16,755	$(151,651)	(168,406)

The following table sets forth our revenue by service commitment type and the percentage of our total revenue represented by each.

	Three Months Ended March 31, 2004		Combined Three Months Ended March 31, 2005
	(in thousands, except percentages)
Lease services	$148,368	63%	$190,062	65%
Channel services	69,465	30	60,328	21
Managed services	15,032	6	24,641	8
Mobile satellite and other services	1,048	<1	18,143	6

Total	$233,913	100%	$293,174	100%

Revenue

Revenue increased $59.3 million, or 25%, for the three months ended March 31, 2005 from $233.9 million for the three months ended March 31, 2004. The increase was attributable to an increase in lease services revenue of $41.7 million, an increase of $17.1 million in mobile satellite and other services, and an increase of $9.6 million associated with growth of our managed services. The increase in lease services revenue resulted primarily from the contributions of the Intelsat Americas satellites, the acquisition of which was completed in March 2004, and the first full quarter of results from the newly constituted Intelsat General Corporation. The increase in mobile satellite and other services can be mainly attributed to the contracts we acquired in connection with the COMSAT General transaction. The increases in revenue were also partially offset by a decline in channel services revenue of $9.1 million. This decrease in revenue from channel services was primarily due to a decline in the volume of capacity sold as channel services, which reflects the continued migration of point-to-point satellite traffic to fiber optic cables across transoceanic routes, the reduced capacity requirements of our customers due to economic factors in certain geographical regions and the optimization of their networks. Because fiber connectivity on major point-to-point routes is generally more cost-effective than satellite connectivity, we expect this trend in our channel business to continue.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue (exclusive of depreciation and amortization) increased $37.3 million, or 111%, for the three months ended March 31, 2005 from the three months ended March 31, 2004. The increase was principally due to increases in costs of services of $32.4 million that were primarily associated with the COMSAT General transaction and additional leased fiber capacity costs due to growth in our managed services. The increase was also due to compensation costs consisting of $4.5 million of equity incentive plan expense related to employees and $1.4 million for the corporate employee bonus. This increase was offset by a $1.0 million decrease in other expenses.

We anticipate that our direct costs of revenue (exclusive of depreciation and amortization) are likely to continue to increase as we continue to develop and invest in managed services initiatives.

Selling, General and Administrative

Selling, general and administrative expenses increased $48.9 million for the three months ended March 31, 2005 from the three months ended March 31, 2004. The increase was due primarily to increases in professional fees of $46.2 million, incurred mainly in connection with the Acquisition Transactions. The increase was also partly due to $5.9 million of equity incentive plan expense related to employees and $4.1 million of bonuses for senior management. These increases were offset by a decrease of $6.7 million in bad debt expense partly resulting from the realization of our MCI/Worldcom receivable (after bankruptcy proceedings) and a decrease of $0.6 million in other expenses.

Depreciation and Amortization

Depreciation and amortization increased $31.3 million, or 30%, for the three months ended March 31, 2005 from the three months ended March 31, 2004. This increase was primarily due to the increase in the fair value of our depreciable assets upon the closing of the Acquisition Transactions. The new fair values resulted in an increase in depreciation on our satellites of $11.1 million and an increase in amortization on our intangible assets of $6.4 million. In addition, there was an increase of $8.1 million related to having three full months of depreciation on the Intelsat Americas satellites acquired from Loral in March 2004, as well as an increase in the fair values of these satellites. We also recorded $5.3 million of depreciation on the IS-10-02 satellite, which went into service in September 2004, and there was an increase in depreciation of $3.9 million relating to ground segment and infrastructure costs. Partially offsetting these increases was a decrease of $3.5 million related to the IS-804 satellite, which was written off and therefore no depreciation was recorded for this satellite during the three months ended March 31, 2005.

Impairment of Asset Value

In January 2005, the Company’s IS-804 satellite experienced an unexpected electrical power system anomaly that resulted in the total loss of the satellite. As a result of this anomaly, we recorded a non-cash impairment charge of $69.2 million during the first quarter of 2005 to write off the net book value of the IS-804 satellite of $73.3 million, net of satellite performance incentive obligations of $4.1 million.

Restructuring Costs

During the three months ended March 31, 2005, we incurred restructuring costs of $0.3 million for severance and related benefit costs.

Interest Expense

We incurred $81.8 million of gross interest costs during the three months ended March 31, 2005. Interest expense consists of the gross interest costs we incur less the amount of interest we capitalize related to capital assets under construction. Interest expense increased $41.0 million, or 102%, for the three months ended March 31, 2005 from the three months ended March 31, 2004. This increase was principally due to the increase of $40.3 million in interest costs associated with our $1.0 billion Floating Rate Senior Notes due 2012, $875 million of 8 1/4 % Senior Notes due 2013, and $675 million of 8 5/8% Senior Notes due 2015 issued, and the $350 million Term Loan B facility entered into, in connection with the Acquisition Transactions, as well as the $478.7 million in aggregate principal amount at maturity of 9 ¼% Senior Discount Notes issued in February 2005.

Interest Income

Interest income of $1.3 million for the three months ended March 31, 2005 reflects a decrease of $1.2 million, or 48%, from $2.5 million for the same period in the prior year. This decrease was principally due to cash on hand prior to the closing of the Intelsat Americas transaction in 2004 as a result of the issuance in November 2003 of the 5 1/4% Senior Notes due 2008 and the 6 1/2% Senior Notes due 2013.

Other Income (Expense), Net

Other income (expense), net consists of non-operating income less non-operating expenses. Other income, net of $0.4 million for the three months ended March 31, 2005 reflects an increase of $0.6 million from other expense, net of $0.2 million for the three months ended March 31, 2004. The increase was primarily due to late payment penalty income from customers of $1.0 million for the three months ended March 31, 2005.

Income Taxes

Our provision for income taxes totaled $8.0 million for the three months ended March 31, 2005 as compared to $4.5 million for the same period last year. The increase in expense was principally due to taxes on the proceeds received in connection with the MCI WorldCom bankruptcy. The effective tax rate for the period was a negative 6% on our pre-tax loss compared to the 18% on pre-tax income reported last year. Our level of income tax expense is relatively constant year over year due to the relatively consistent level of taxable income we incur in jurisdictions for which we are subject to income taxes, principally the United States and the United Kingdom.

Because Bermuda does not currently impose an income tax, our statutory tax rate was zero. The difference between tax expense reported in our statements of operations and tax computed at statutory rates was attributable to the provision for foreign taxes, which were principally U.S. and U.K. taxes.

Income (loss) from continuing operations

Loss from continuing operations of $151.7 million for the three months ended March 31, 2005 reflects a decrease of $172.3 million from income from continuing operations of $20.6 million for the three months ended March 31, 2004. The decrease during the period was principally due to higher operating expenses (including the IS-804 impairment charge) and interest expense, partially offset by higher revenue, as compared to the same period in 2004, as discussed above (see “—Operating Expenses” and “—Interest Expense”).

Loss from discontinued operations, net of tax and minority interest

Loss from discontinued operations, net of tax and minority interest of zero for the three months ended March 31, 2005 reflects a decrease of $3.9 million from $3.9 million for the three months ended March 31, 2004 due to the disposal of our investment in Galaxy Holdings in December 2004.

Net income (loss)

Net loss of $151.7 million for the three months ended March 31, 2005 reflects a decrease of $168.4 million from $16.8 million of net income for the three months ended March 31, 2004. The decrease during the period was primarily due to higher operating expenses (including the IS-804 impairment charge) and interest expense, partially offset by higher revenue, as discussed above.

We expect that the Acquisition Transactions and the issuance of the Senior Discount Notes issued in connection with the Transfer Transactions will continue to negatively impact our net income, principally due to the interest expense associated with the Acquisition Finance Notes and the imputed interest on the Senior Discount Notes.

EBITDA

EBITDA consists of earnings before interest, taxes and depreciation and amortization. EBITDA is a measure commonly used in the fixed satellite services sector, and we present EBITDA to enhance your understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, EBITDA is not a measure of financial performance under U.S. GAAP, and our EBITDA may not be comparable to similarly titled measures of other companies. You should not consider EBITDA as an alternative to operating or net income, determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity.

EBITDA of $71.4 million for the three months ended March 31, 2005 reflects a decrease of $91.5 million, or 56%, from $162.9 million for the same period in 2004. This decrease was principally due to higher operating expenses (including the IS-804 impairment charge), partially offset by higher revenue, as compared to the same period in 2004.

A reconciliation of net income (loss) to EBITDA is as follows:

	Three Months Ended March 31,
	2004	2005
	(in thousands)
Net income (loss)	$16,755	$(151,651)
Add:
Interest expense	40,217	81,205
Provision for income taxes	4,513	7,986
Depreciation and amortization	103,886	135,137
Less:
Interest income	2,464	1,283

EBITDA	$162,907	$71,394

Liquidity and Capital Resources

Cash Flow Items

Net cash provided by operating activities of $105.9 million for the three months ended March 31, 2005 reflects a decrease of $10.3 million, or 9%, from $116.2 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, net cash provided by operating activities was principally comprised of $151.7 million in loss from continuing operations, $135.1 million in depreciation and amortization, an impairment charge of $69.2 million and an increase in cash flows from operating assets and liabilities of $44.8 million. For the three months ended March 31, 2004, net cash provided by operating activities was principally comprised of $20.6 million in income from continuing operations and $103.9 million in depreciation and amortization, partially offset by a decrease in operating assets and liabilities of $14.5 million.

Net cash provided by investing activities increased $446.5 million to $52.1 million for the three months ended March 31, 2005 from $394.4 million cash used in investing activities for the three months ended March 31, 2004. Our investing activities during 2005 consisted primarily of $58.3 million of insurance premiums refunded in connection with launch insurance on the IA-8 satellite. Our investing activities during the three months ended March 31, 2004 consisted primarily of $961.1 million paid to acquire assets in the Intelsat Americas transaction, offset by the elimination of $700.0 million of restricted cash that was no longer restricted following the closing of the Intelsat Americas transaction, $83.0 million of capital expenditures for satellites and associated launch services and a $50.0 million deposit on a future satellite ordered in connection with the Intelsat Americas transaction.

Net cash used in financing activities decreased $2.5 million to $4.5 million for the three months ended March 31, 2005 from $7.0 million for the three months ended March 31, 2004. Our financing activities for the three months ended March 31, 2005 consisted primarily of proceeds from issuance of the Senior Discount Notes of $305.3 million, which were used to pay a dividend to our sole shareholder of $305.3 million, the repayment of long-term debt of $200.9 million and proceeds from a credit facility term loan borrowing of $200.0 million. Our financing activities for the three months ended March 31, 2004 consisted primarily of repayments of long-term debt of $200.0 million and proceeds from credit facility borrowings of $200.0 million.

Historical Debt and Other Liabilities

At March 31, 2005, we had debt, including the current portion of such debt, of $4,765.1 million, all of which was denominated in U.S. dollars. Our debt at March 31, 2005 consisted of $349.2 million of term loan borrowings, $400.0 million of 5 1/4% Senior Notes due 2008, $1,000.0 million of Floating Rate Senior Notes due 2012, $600.0 million of 7 5/8% Senior Notes due 2012, $875.0 million of 8 1/4% Senior Notes due 2013, $700.0 million of 6 1/2% Senior Notes due 2013, $675.0 million of 8 5/8% Senior Notes due 2015, $309.1 million of 9 1/4% Senior Discount Notes due 2015, $31.7 million in capital lease obligations and a $20.0 million note payable to Lockheed Martin Corporation. In connection with the Acquisition Transactions, the book values of our pre-existing 2008 Senior Notes, 2012 Senior Notes and 2013 Senior Notes were reduced to their fair values, thereby increasing the discounts on the notes, representing the difference between the fair values and the face values of the notes. The discounts are amortized as interest expense over the remaining lives of the notes utilizing the effective interest method. The unamortized discount for these notes totaled $194.9 million as of March 31, 2005.

In connection with the Acquisition Transactions on January 28, 2005, Intelsat Bermuda entered into new Senior Secured Credit Facilities, including a new $350.0 million Term Loan B facility and a new $300.0 million revolving credit facility. Under the Term Loan B facility, $150.0 million was drawn in connection with the Acquisition Transactions. On February 28, 2005, Intelsat Bermuda borrowed an additional $200 million under the $350 million Term Loan B facility, which was used to fund the repayment of $200 million of Eurobond 8 1/8% notes due 2005. Additionally, in connection with the Acquisition Transactions, Intelsat Bermuda issued $1.0 billion of Floating Rate Senior Notes due 2012, $875 million of 8¼% Senior Notes due 2013 and $675 million of 8 5/8% Senior Notes due 2015. These notes are guaranteed by Intelsat, Ltd., Intelsat Bermuda and certain subsidiaries of Intelsat Subsidiary Holding. The net proceeds from these borrowings under the Senior Secured Credit Facilities and the issuance of these notes were used as part of the funding to consummate the Acquisition Transactions. On February 11, 2005, Intelsat and Finance Co. issued $478.7 million in aggregate principal amount at maturity of 9 ¼% Senior Discount Notes due 2015. On March 3, 2005, Intelsat Bermuda transferred substantially all of its assets to Intelsat Subsidiary

Holding. Intelsat Subsidiary Holding assumed substantially all of the then-existing liabilities of Intelsat Bermuda and Intelsat Bermuda became a guarantor of the obligations under the Acquisition Finance Notes and the Senior Secured Credit Facilities. Following the Transfer Transactions, Finance Co. was amalgamated with Intelsat Bermuda. The proceeds of the offering of the Senior Discount Notes, net of certain fees and expenses, were distributed by Intelsat Bermuda to its parent, Intelsat and by Intelsat to Intelsat Holdings. Intelsat Holdings used those funds to repurchase a portion of the outstanding preferred shares of Intelsat Holdings.

Our cost of satellite construction includes an element of deferred consideration to satellite manufacturers referred to as satellite performance incentives. We are contractually obligated to make these payments over the lives of the satellites, provided the satellites continue to operate in accordance with contractual specifications. We capitalize the present value of these payments as part of the cost of the satellites and record a corresponding liability to the satellite manufacturers. This asset is amortized over the useful lives of the satellites and the liability is reduced as the payments are made. Our total satellite performance incentive payment liability was $51.4 million as of March 31, 2005 and $56.8 million as of December 31, 2004.

Receivables

Our receivables, net totalled $261.1 million at March 31, 2005 and $228.3 million at December 31, 2004. Of these amounts, our gross trade receivables, consisting of total billed and unbilled service charges, were $278.5 million at March 31, 2005 and $252.3 million at December 31, 2004. The remaining balance in both periods represented the allowance for doubtful accounts and other receivables.

Liquidity and Capital Resources

We have had significant cash outlays during the first quarter of 2005 in connection with the Acquisition Transactions, the dividend to Intelsat Holdings in connection with its repurchase of a portion of the outstanding preferred shares of Intelsat Holdings and repayment of Intelsat’s 2005 Eurobond Notes. On February 28, 2005, Intelsat Bermuda borrowed an additional $200 million under the $350 million Term Loan B facility which was used to fund the repayment of the 2005 Eurobond Notes at their maturity. We expect our most significant cash outlays for the remainder of 2005 to be the payment of interest on our outstanding debt.

We have incurred substantial debt, with payments to service this indebtedness substantially increasing our liquidity requirements as compared to prior years. In connection with the Acquisition Transactions, Intelsat Bermuda issued the Acquisition Finance Notes which are comprised of $1.0 billion of Floating Rate Senior Notes due 2012, $875 million of 8¼% Senior Notes due 2013 and $675 million of 8 5/8% Senior Notes due 2015 and entered into the Senior Secured Credit Facilities. The Senior Secured Credit Facilities, which are the obligation of Intelsat Subsidiary Holding, are comprised of a $350.0 million Term Loan B facility maturing in 6.5 years and a $300.0 million revolving credit facility maturing in six years. Intelsat Subsidiary Holding is now the obligor, and Intelsat Bermuda is a guarantor, of each of the Acquisition Finance Notes and of the Senior Secured Credit Facilities. The credit agreement relating to the Senior Secured Credit Facilities contains financial and operating covenants that, among other things, require Intelsat Subsidiary Holding to maintain financial coverage ratios, limit Intelsat Subsidiary Holding’s ability to pledge assets as security for additional borrowings and limit Intelsat Subsidiary Holding’s ability to pay dividends on Intelsat Subsidiary Holding’s ordinary shares. On February 11, 2005, Intelsat and Finance Co. issued $478.7 million in aggregate principal amount at maturity of Senior Discount Notes, which yielded approximately $305 million of net proceeds at issuance. The Senior Discount Notes have no cash interest requirement for the first five years. In connection with the Transfer Transactions, Finance Co. was amalgamated with Intelsat Bermuda and Intelsat Bermuda has become the obligor on the Senior Discount Notes.

Excluding the portion of our deposit on the IA-9 satellite and IA-8 launch insurance deposits described below that are expected to be classified as capital in 2005, we plan to spend approximately $85 million in 2005 for capital expenditures. We intend to fund these requirements through cash on hand, cash provided by operating activities and, if necessary, borrowings under the revolving facility of the Senior Secured Credit Facilities.

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. This backlog and the predictable level of non-cash depreciation expense in the fixed satellite services sector reduce the volatility of the net cash provided by operating activities more than would otherwise be the case. However, we may have unplanned projects requiring significant capital expenditures or our capital requirements may be greater than we currently anticipate. Accordingly, we may be required to seek additional external financing. In addition, the ongoing consolidation in the FSS sector may require that we obtain funding for currently unplanned strategic transactions.

Capital Expenditures

Our capital expenditures depend on the means by which we pursue our business strategies and seek to respond to opportunities and trends in our industry. Our actual capital expenditures may differ from our expected capital expenditures if, among other things, we enter into any currently unplanned strategic transactions. Levels of capital spending from one year to the next are also influenced by the nature of the satellite life cycle and by the capital-intensive nature of the satellite industry. For example, we incur significant capital expenditures during the years in which we determine to procure new satellites and have satellites under construction. We typically procure a new satellite within a timeframe that would allow the satellite to be deployed at least one year prior to the end of the orbital maneuver life of the satellite to be replaced. As a result, we frequently experience significant variances in our capital expenditures from year to year.

The launch of the IA-8 satellite is expected to occur on or about June 20, 2005. As a result, approximately $65 million in deposits for launch insurance for the IA-8 satellite are now expected to be classified as capital expenditures in 2005 instead of 2004. Excluding the portion of the IA-9 deposit and the IA-8 launch insurance deposits that are expected to be classified as capital in 2005, we plan to spend approximately $85 million in 2005 for capital expenditures. We expect that our level of capital expenditures will be significantly lower than that of the past several years. We do not currently expect the IA-7 satellite anomaly or the loss of our IS-804 satellite to result in the acceleration of capital expenditures to replace the IA-7 satellite or the IS-804 satellite. As a result of these factors, excluding approximately $115 million in deposits made in 2004, we expect that our capital expenditures will be reduced to levels of less than $100 million per year for the next several years.

Currency and Exchange Rates

Substantially all of our customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, we are not exposed to material currency exchange risk. However, our service contracts with our Brazilian customers provide for payment in Brazilian reais. Accordingly, we are subject to the risk of a reduction in the value of the Brazilian real as compared to the U.S. dollar in connection with payments made by Brazilian customers, and our exposure to fluctuations in the exchange rate for Brazilian reais is ongoing. However, the rates payable under our service contracts with most of our Brazilian customers are adjusted annually to account for inflation in Brazil, thereby mitigating our risk. For the three months ended March 31, 2005, our Brazilian customers represented approximately 1% of our revenue. Transactions in other currencies are converted into U.S. dollars using rates in effect on the dates of the transactions.

Disclosures about Market Risk

As of March 31, 2005, we had obligations related to our long-term debt agreements. These financial instruments are discussed further in Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report.

We are subject to interest rate and related cash flow risk in connection with the $1 billion floating rate Senior Notes due 2012 issued in January 2005 and borrowings under the Senior Secured Credit Facilities in January 2005 in connection with the Acquisition Transactions and in February 2005 in connection with the payment at maturity of certain outstanding Eurobonds. The $875 million fixed rate Senior Notes due 2013, the $675 million fixed rate Senior Notes due 2015 and the $478.7 million Senior Discount Notes due 2015 are not subject to interest rate fluctuations because the interest rate is fixed for the term of those notes. The $875 million Senior Notes and the $675 million Senior Notes were issued in January 2005 and the $478.7 million Senior Discount Notes were issued in February 2005.

Presented below is an analysis of our financial instruments as of March 31, 2005 that are sensitive to changes in interest rates. The table demonstrates the change in market value of the instruments calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points, or BPS, 100 BPS and 150 BPS. With respect to our fixed-rate debt, the sensitivity table below illustrates “market values,” or the price at which the debt would trade should interest rates fall or rise in the range indicated, assuming similar terms and similar assessment of risk by our lenders. Market values are determined using market rates on comparable instruments as of March 31, 2005.

	Interest Rate Risk (in millions) as of March 31, 2005
	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value	(50 BPS)	(100 BPS)	(150 BPS)
$478.7 million principal 9.2% senior noted due 02/01/15	$338.5	$326.5	$314.9	$302.8	$290.2	$278.1	$266.6

$675 million principal 9.25% senior noted due 01/15/15	$746.5	$728.6	$708.2	$688.5	$668.6	$647.3	$626.9

$700 million principal 6.5% senior notes due 11/01/13	$608.4	$589.7	$647.2	$554.4	$606.7	$521.7	$506.3

$875 million principal 8.25% senior notes due 01/15/13	$946.5	$925.0	$904.1	$883.8	$861.3	$837.5	$814.4

$600 million principal 7.625% senior notes due 04/15/12	$559.4	$544.8	$530.8	$517.2	$504.0	$491.3	$479.0

$1 billion principal floating rate senior notes due 01/15/12	$1,015.2	$1,015.1	$1,014.9	$1,015.0	$1,015.1	$1,014.9	$1,014.8

$400 million principal 5.25% senior notes due 11/01/08	$405.3	$398.4	$391.6	$385.0	$378.5	$372.2	$365.9

The $200 million principal Eurobond 8 1/8% notes due February 28, 2005 were repaid at their maturity date using borrowings under our new Term Loan B portion of our Senior Secured Credit Facilities. This sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of certain of our financial instruments. The actual impact of market interest rate changes on our financial instruments may differ significantly from the impact shown in the sensitivity analysis.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our significant accounting policies are described fully in Note 2 to our audited consolidated financial statements included in our annual report on Form 20-F for the fiscal year ended December 31, 2004. We consider a number of accounting policies to be critical to the understanding of our results of operations. These accounting policies relate to revenue recognition, our satellites and other property and equipment, business combinations, goodwill, impairment of long-lived and amortizable intangible assets, income taxes, deferred satellite performance incentives, retirement plans and other postretirement benefits and investments in affiliated companies. The impact of any risks related to these policies on our business operations is discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where these policies affect our reported and expected financial results. Our preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies have not changed since December 31, 2004.

New Accounting Pronouncements

In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), Share-Based Payment. The interpretations in SAB 107 express views of the SEC regarding the interaction between FASB No. 123 (Revised 2004), Share-Based Payment, and certain SEC rules and regulations and provide the staff’s view regarding the valuation of share-based payment arrangements for public companies. We are currently evaluating the impact that the adoption of SAB 107 will have on our results of operations and financial position.

In April 2005 the Securities and Exchange Commission (the “SEC”) amended the compliance date for Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“Statement No. 123R”), allowing companies to implement this standard at the beginning of their next fiscal year that begins after June 15, 2005. We are currently evaluating the impact that the adoption of SAB 107 will have on our results of operations and financial position.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Disclosures about Market Risk.”

Item 4.	Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. We periodically review the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting worldwide, including compliance with various laws and regulations that apply to our operations both inside and outside the United States. We make modifications to improve the design and effectiveness of our disclosure controls and procedures and internal control structure, and may take other corrective action, if our reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, and based in part on the advice of our external auditors, the CEO and CFO have concluded that as of March 31, 2005, our disclosure controls and procedures were not effective, due to a material weakness in our internal control over financial reporting with respect to accounting for income taxes. More specifically, the material weakness related to a lack of personnel with adequate expertise in income tax accounting matters and a lack of adequate contemporaneous supporting documentation relating to the tax-related accounting of certain transactions. These deficiencies represent a material weakness in internal control over financial reporting on the basis that there is more than a remote likelihood that a material misstatement in our interim or annual financial statements due to errors in accounting for income taxes would not be prevented or detected by our internal control over financial reporting. We are in the process of reviewing and revising, and will continue to review, revise and improve the effectiveness of our internal control, including taking the following steps to remediate our weakness in accounting for income taxes:

•	we will deploy additional tax accounting resources;

•	we will increase use of third party tax service providers for the more complex areas of our income tax accounting; and

•	we will institute increased formality and rigor of controls and procedures over accounting for income taxes.

As a consequence of the income tax weakness noted above, we performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. We also note that, during the quarter ended March 31, 2005, we revised our disclosure controls and procedures to improve our ability to monitor disclosure requirements in situations in which personnel changes occur at or about the time that public disclosures are made.

Except for the efforts taken and currently underway as described above, no changes occurred during the quarter ended March 31, 2005 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal proceedings

We are subject to litigation in the normal course of business, but we do not believe that the resolution of any pending proceedings will have a material impact on our financial position or results of operations.

As previously disclosed, two putative class action complaints have been filed against Intelsat in the U.S. District Court for the District of Columbia. The first was filed on June 24, 2004, and the second was filed on September 20, 2004. In each case, the named plaintiffs are Intelsat retirees, spouses of retirees or surviving spouses of deceased retirees. The complaints arise out of a resolution adopted by the governing body of the IGO prior to privatization. They allege, among other things, that Intelsat wrongfully modified health plan terms to deny coverage to surviving spouses and dependents of deceased Intelsat retirees. Intelsat has moved to dismiss the complaints, arguing that the resolution is not enforceable, that Intelsat has the right to modify the terms of any postretirement health benefits being provided, and that the associated damages claim is without merit.

On May 4, 2005 and again on May 9, 2005, one of the plaintiff groups filed an amended complaint (including a motion for leave to file the second amended complaint) to add certain factual allegations and claims. On May 5, 2005, the other plaintiff group filed an amended complaint. Among other things, the amended complaints contain a new claim based on language in the resolution which states that if the Company’s consolidated net worth falls below $500 million, it would be required to establish an irrevocable trust to accept funds for payment of these health benefits and to obtain a letter of credit in an amount equal to 150% of the then-current Financial Accounting Standards Board, or FASB, valuation of the benefit liability, and that if the Company’s consolidated net worth falls below $300 million, the trust can and will exercise this letter of credit, with the funds to be paid into the trust. As set forth elsewhere in this report, the Company’s consolidated net worth is currently less than $300 million.

It is the Company’s position that the resolution, including its irrevocable trust provision, does not create obligations that are enforceable against Intelsat or Intelsat Global Service Corporation. A hearing on Intelsat’s motions to dismiss in both cases was conducted on May 11, 2005, at which time the court consolidated the two cases but did not make a final determination on the motions. The Company intends to defend vigorously against any claims in the consolidated case that may remain after the court’s decision on our motions to dismiss.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 28, 2005, in connection with the amalgamation of Zeus Merger 1 and Intelsat, Ltd. as part of the Acquisition Transactions, all of the then outstanding shares of Intelsat, Ltd. were cancelled, and the holders thereof became entitled to receive $18.75 per share as amalgamation consideration. The total cash consideration paid by Intelsat Holdings in the amalgamation transaction was approximately $3.0 billion, with pre-acquisition debt of Intelsat, Ltd. of approximately $1.9 billion remaining outstanding. The issuance of 12,000 shares of the successor entity (Intelsat, Ltd.) to Intelsat Holdings in the amalgamation transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. Intelsat Holdings was an accredited investor, as that term is defined in the Securities Act and the rules and regulations promulgated thereunder. See Note 1 to our unaudited condensed consolidated financial statements for further details.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On March 1, 2005, Intelsat Holdings, Ltd., as sole shareholder of Intelsat, Ltd. (the “Company”), approved by written consent the Amended and Restated Bye-Laws of the Company, the appointment of an additional director and a reduction in the authorized share capital of the Company.

Item 5.	Other Information

None.

Item 6.	Exhibits and Financial Statement Schedules

(a) See Table of Contents earlier in this quarterly report for index to consolidated financial statements.

(b) Exhibits to this Quarterly Report:

Exhibit Number	Exhibit

4.1	Indenture, dated as of January 28, 2005, by and among Zeus Merger Two Limited, as Issuer, Zeus Merger One Limited, as Parent Guarantor, and Wells Fargo, as Trustee (incorporated by reference to Exhibit 4.1 of Intelsat Ltd.’s Report on Form 8-K, filed on February 4, 2005).

4.2	Supplemental Indenture, dated as of January 28, 2005, by and among Intelsat Holdings LLC, Intelsat LLC, Intelsat Global Sales & Marketing Ltd., Intelsat USA Sales Corp., Intelsat USA License Corp., Intelsat Global Service Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 2.6 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, filed on March 15, 2005).

4.3	Second Supplemental Indenture, dated as of March 3, 2005, by and among Intelsat Subsidiary Holding Company, Ltd., Intelsat (Bermuda), Ltd., Intelsat, Ltd., Intelsat Holdings LLC, Intelsat LLC, Intelsat Global Sales & Marketing Ltd., Intelsat USA Sales Corp., Intelsat USA License Corp., Intelsat Global Service Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 2.7 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, filed on March 15, 2005).

4.4	Third Supplemental Indenture, dated as of March 3, 2005, by and among Intelsat (Bermuda), Ltd., Intelsat Subsidiary Holding Company, Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 2.8 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, filed on March 15, 2005).

4.5	Registration Rights Agreement, dated as of January 28, 2005, by and among Zeus Merger One Limited, Zeus Merger Two Limited and the other parties named therein (incorporated by reference to Exhibit 4.2 of Intelsat’s Report on Form 8-K, filed on February 4, 2005).

4.6	Eurobond Guaranty dated as of January 28, 2005 by and among Intelsat (Bermuda), Ltd., Intelsat Holdings LLC, Intelsat LLC, Intelsat USA Sales Corp., Intelsat USA License Corp., Intelsat Global Service Corporation, and Intelsat Global Sales & Marketing Ltd., in favor of Deutsche Bank Trust Company America (incorporated by reference to Exhibit 4.3 of Intelsat Ltd.’s Report on Form 8-K, filed on February 4, 2005).

4.7	Indenture, dated as of February 11, 2005, by and among Zeus Special Subsidiary Limited, Intelsat, Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 2.11 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, filed on March 15, 2005).

4.8	Supplemental Indenture, dated as of March 3, 2005, by and among Intelsat (Bermuda), Ltd., Intelsat, Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 2.12 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, filed on March 15, 2005).

4.9	Registration Rights Agreement, dated as of February 11, 2005, among Zeus Special Subsidiary Limited, Intelsat and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 2.13 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, filed on March 15, 2005).

10.1	Credit Agreement dated as of January 28, 2005 among Zeus Merger One Limited, Zeus Merger Two Limited and the other parties named therein (incorporated by reference to Exhibit 10.1 of Intelsat’s Report on Form 8-K, filed on February 4, 2005).

10.2	Employment Agreement, dated as of January 28, 2005, by and among Intelsat Holdings, Ltd., Intelsat (Bermuda), Ltd. and Conny Kullman (incorporated by reference to Exhibit 10.2 of Intelsat’s Report on Form 8-K, filed on February 4, 2005).

10.3	Employment Agreement, dated as of January 28, 2005, by and among Intelsat Holdings, Ltd., Intelsat and William Atkins (incorporated by reference to Exhibit 10.3 of Intelsat’s Report on Form 8-K, filed on February 4, 2005).

10.4	Employment Agreement, dated as of January 28, 2005, by and among Intelsat Holdings, Ltd., Intelsat and Ramu Potarazu (incorporated by reference to Exhibit 10.4 of Intelsat’s Report on Form 8-K, filed on February 4, 2005).

10.5	Employment Agreement, dated as of January 28, 2005, by and among Intelsat Holdings, Ltd., Intelsat Global Service Corporation and Kevin Mulloy (incorporated by reference to Exhibit 10.5 of Intelsat’s Report on Form 8-K, filed on February 4, 2005).

10.6	Employment Agreement, dated as of January 28, 2005, by and among Intelsat Holdings, Ltd., Intelsat Global Service Corporation and Tony Trujillo (incorporated by reference to Exhibit 10.6 of Intelsat’s Report on Form 8-K, filed on February 4, 2005).

10.7	Employment Agreement, dated as of January 28, 2005, by and among Intelsat Holdings, Ltd., Intelsat Global Service Corporation and David Meltzer (incorporated by reference to Exhibit 10.7 of Intelsat’s Report on Form 8-K, filed on February 4, 2005).

10.8	Employment Agreement, dated as of January 28, 2005, between Intelsat Holdings, Ltd. and David McGlade (incorporated by reference to Exhibit 3.13 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, filed on March 15, 2005).

10.9	Letter Agreement, dated as of December 22, 2004, between Zeus Holdings Limited and David McGlade (incorporated by reference to Exhibit 3.14 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, filed on March 15, 2005).

10.10	Letter Agreement, dated as of February 25, 2005, between Zeus Holdings Limited and David McGlade (incorporated by reference to Exhibit 3.15 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, filed on March 15, 2005).

10.11	Employment Agreement, dated as of January 31, 2005, between Intelsat Holdings, Ltd., Intelsat and Phillip Spector (incorporated by reference to Exhibit 10.8 of Intelsat’s Report on Form 8-K, filed on February 4, 2005).

10.12	Purchase Agreement, dated as of January 24, 2005, among Zeus Merger One Limited, Zeus Merger Two Limited, and Deutsche Bank Securities Inc., Credit Suisse First Boston LLC and Lehman Brothers Inc. (incorporated by reference to Exhibit 3.19 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, filed on March 15, 2005).

10.13	Transaction and Monitoring Fee Agreement, dated as of January 28, 2005, by and among Zeus Merger Two Limited and the other parties named therein (incorporated by reference to Exhibit 3.20 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, filed on March 15, 2005).

10.14	Subsidiary Flow Through Voting Agreement, dated as of January 28, 2005, by and between Zeus Holdings Limited and Intelsat (incorporated by reference to Exhibit 3.21 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, filed on March 15, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT, LTD.

By	/s/ DAVID MCGLADE
David McGlade
Chief Executive Officer

Date: May 13, 2005

By	/s/ WILLIAM ATKINS
William Atkins
Chief Financial Officer

Date: May 13, 2005