Form 10-Q
period 2005-06-30
INTELSAT LTD
filed 2005-08-11
CIK 1156871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of August 9, 2005, 12,000 ordinary shares, par value $1.00 per share, were outstanding.

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of December 31, 2004 and as of June 30, 2005 (Unaudited)	3
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2004, and June 30, 2005	4
	Unaudited Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2004 and for the period January 1 to January 31, 2005 (predecessor entity) and for the period February 1 to June 30, 2005 (successor entity).	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004, the period January 1 to January 31, 2005 (predecessor entity) and the period February 1 to June 30, 2005 (successor entity)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	34
Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 5.	Other Information	36
Item 6.	Exhibits	37

INTRODUCTION

References in this quarterly report to “Intelsat”, the “Company,” “we”, “us” and “our” refer to Intelsat, Ltd. and, unless the context requires otherwise, to its subsidiaries. Intelsat, Ltd. is a limited liability company incorporated under the laws of Bermuda.

On January 28, 2005, we were acquired by Intelsat Holdings, Ltd. (“Intelsat Holdings”), a Bermuda company formed at the direction of funds advised by or associated with Apax Partners Worldwide LLP and Apax Partners, Inc., Apollo Management V, L.P., MDCPIV Global Investments, LLP and Permira Advisers LLC through an amalgamation transaction. References to our business and operations following this amalgamation refer to the business and operations of the company continuing from this amalgamation.

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

When used in this quarterly report, the words “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” and “continue,” and the negative of these terms, and other similar expressions are intended to identify forward-looking statements. Examples of these forward-looking statements include, but are not limited to, statements regarding the following: the trends that we believe will impact our revenue and operating expenses in the future; the length of time it will take for the failure review board established to investigate the cause of the total loss of our IS-804 satellite to reach its conclusion; our current expectation that the IA-7 anomaly and the total loss of the IS-804 satellite will not result in the acceleration of capital expenditures; our plans for satellite launches in the near to mid term; our expected capital expenditures in 2005 and during the next several years; the impact on our financial position or results of operations of pending legal proceedings; the impact of the acquisition of us by Intelsat Holdings, including the incurrence by Intelsat Subsidiary Holding Company, Ltd., which we refer to as “Intelsat Subsidiary Holding,” and related guaranty executed by Intelsat (Bermuda), Ltd., which we refer to as “Intelsat Bermuda,” of substantial debt and interest expense in connection with the acquisition and in connection with a subsequent repurchase of certain preferred stock of Intelsat Holdings.

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

Other factors that may cause results or developments to differ materially from the forward-looking statements made in this quarterly report include, but are not limited to:

•	the quality and price of comparable communications services offered or to be offered by other satellite operators; and

•	the perceptions of our business, operations and financial condition and the industry in which we operate by the financial community and ratings agencies.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTELSAT, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	Predecessor Entity	Successor Entity
	As of December 31, 2004	As of June 30, 2005
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$141,320	$360,174
Receivables, net of allowance of $35,343 and $26,514, respectively	228,294	226,004
Insurance receivable	58,320	—
Deferred income taxes	12,854	10,656

Total current assets	440,788	596,834
Satellites and other property and equipment, net	3,637,357	3,558,990
Amortizable intangible assets, net	104,612	522,313
Non-amortizable intangible assets	255,002	560,000
Goodwill	130,829	122,653
Investment in affiliate	52,246	48,326
Other assets	173,422	172,944

Total assets	$4,794,256	$5,582,060

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$200,000	$3,500
Accounts payable and accrued liabilities	246,474	328,271
Deferred satellite performance incentives	7,968	7,695
Deferred revenue	39,566	25,972
Capital lease obligations	5,569	7,468

Total current liabilties	499,577	372,906

Long-term debt, net of current portion	1,742,566	4,766,844
Deferred satellite performance incentives, net of current portion	48,806	42,458
Deferred revenue, net of current portion	123,992	163,233
Accrued retirement benefits	56,016	107,825
Other long-term liabilities	17,478	16,489

Total liabilties	2,488,435	5,469,755

Commitments and contingencies
Shareholders’ equity
Preference shares, $3.00 par value, 2,500,000 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $3.00 par value, 216,666,666 2/3 shares authorized, 167,261,024 shares issued and 160,382,120 shares outstanding as of December 31, 2004	500,000	—
Common stock, $1.00 par value, 12,000 shares authorized, issued and outstanding	—	12
Contributed capital	—	207,697
Paid-in capital	1,301,886	—
Retained earnings (deficit)	610,520	(95,334)
Accumulated other comprehensive (loss) income:
Minimum pension liability, net of tax	(1,367)	—
Unrealized gain (loss) on available-for-sale securities, net of tax	1,600	(70)
Ordinary shares purchased by subsidiary, 6,284,635 shares	(106,818)	—

Total shareholders’ equity	2,305,821	112,305

Total liabilities and shareholders’ equity	$4,794,256	$5,582,060

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended June 30
	2004	2005
	Predecessor Entity	Successor Entity
	(Unaudited)	(Unaudited)
Revenue	$260,377	$289,824

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization shown separately below)	46,207	59,997
Selling, general and administrative	32,212	35,083
Depreciation and amortization	115,397	143,845
Restructuring costs	1,972	—

Total operating expenses	195,788	238,925

Operating income from continuing operations	64,589	50,899
Interest expense	33,435	99,475
Interest income	818	2,215
Other income (expense), net	(762)	(222)

Income (loss) from continuing operations before income taxes	31,210	(46,583)
Provision for income taxes	6,543	6,826

Income (loss) from continuing operations	24,667	(53,409)
Loss from discontinued operations, net of minority interest	(6,163)	—

Net income (loss)	$18,504	$(53,409)

See accompanying notes to unaudited condensed consolidated financial statements

INTELSAT, LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity		Successor Entity
	Six Months Ended June 30, 2004	January 1 to January 31, 2005	February 1 to June 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$494,290	$97,917	$485,081

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization shown separately below)	79,674	26,939	103,834
Selling, general and administrative	65,263	55,443	61,563
Depreciation and amortization	219,283	39,184	239,798
Impairment of asset value	—	69,227	—
Restructuring costs	2,396	263	—

Total operating expenses	366,616	191,056	405,195

Operating income (loss) from continuing operations	127,674	(93,139)	79,886
Interest expense	73,652	13,241	167,438
Interest income	3,282	191	3,306
Other income (expense), net	(974)	863	(676)

Income (loss) from continuing operations before income taxes	56,330	(105,326)	(84,922)
Provision for income taxes	11,056	4,400	10,412

Income (loss) from continuing operations	45,274	(109,726)	(95,334)
Loss from discontinued operations, net of minority interest	(10,015)	—	—

Net income (loss)	$35,259	$(109,726)	$(95,334)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor Entity		Successor Entity
	Six Months Ended June 30, 2004	January 1 to January 31, 2005	February 1 to June 30, 2005
	(Unaudited)	(Unaudited)	(Uunaudited)
Cash flows from operating activities:
Net income (loss)	$35,259	$(109,726)	$(95,334)
Loss from discontinued operations, net of minority interest	10,015	—	—

Income (loss) from continuing operations	45,274	(109,726)	(95,334)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	219,283	39,184	239,798
Impairment charge for IS-804 satellite	—	69,227	—
Provision for doubtful accounts	5,866	(5,799)	(1,767)
Foreign currency transaction loss	769	75	(441)
Deferred income taxes	—	2,375	(134)
Amortization of bond discount and issuance costs	2,764	430	26,066
Share in loss of affiliate	1,818	402	3,518
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(6,318)	(32,168)	31,513
Other assets	1,290	3,194	(2,811)
Accounts payable and accrued liabilities	16,301	49,932	57,279
Deferred revenue	(8,287)	(2,388)	(22,177)
Accrued retirement benefits	3,652	(27)	2,411
Other long-term liabilities	—	(3,327)	(2,662)

Net cash provided by operating activities	282,412	11,384	235,259

Cash flows from investing activities:
Payments for satellites and other property and equipment	(233,812)	(953)	(83,777)
Payments for future satellite	(50,000)	—	—
Payments for rights to orbital locations	(32,000)	—	—
Increase in restricted cash	700,000	—	—
Proceeds from insurance receivable	141,000	38,561	19,759
Payments for Intelsat Americas acquisition	(965,063)	—	—
Other	(8,166)	—	—

Net cash (used in) provided by investing activities	(448,041)	37,608	(64,018)

Cash flows from financing activities:
Repayment of long-term debt	(200,000)	—	(201,750)
Proceeds from bond issuance	—	—	305,348
Proceeds from credit facility borrowings	200,000	—	200,000
Debt issuance costs	(4,000)	—	—
Principal payments on deferred satellite performance incentives	(2,150)	(475)	(2,008)
Principal payments on capital lease obligations	(3,121)	—	(1,867)
Dividends to shareholder	—	—	(305,913)

Net cash used in financing activities	(9,271)	(475)	(6,190)

Effect of exchange rate changes on cash	(769)	(75)	441
Effect of discontinued operations on cash	(21,684)	—	—

Net change in cash and cash equivalents	(197,353)	48,442	165,492
Cash and cash equivalents, beginning of period	576,793	141,320	194,682

Cash and cash equivalents, end of period	$379,440	$189,762	$360,174

Note: The increase in cash between the predecessor entity ending balance and the successor entity opening balance is due to the retention by Intelsat, Ltd. of approximately $5 million in acquisition financing proceeds.

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages and share amounts)

Note 1 Acquisition of Intelsat by Intelsat Holdings, Ltd.

On January 28, 2005, Intelsat, Ltd. (“Intelsat” or the “Company”) was acquired by Intelsat Holdings, Ltd. (“Intelsat Holdings,” formerly known as Zeus Holdings, Limited) for total cash consideration of approximately $3,000,000, with pre-acquisition debt of approximately $1,900,000 remaining outstanding. Intelsat Holdings is a Bermuda company formed at the direction of funds advised by or associated with Apax Partners Worldwide LLP and Apax Partners, Inc. (collectively, “Apax Partners”), Apollo Management V, L.P. (“Apollo”), MDCPIV Global Investments, LLP (“Madison Dearborn Partners”) and Permira Advisers LLC (“Permira”). Each of Apax Partners, Apollo, Madison Dearborn Partners and Permira is referred to as a “Sponsor” and the funds advised by or associated with each Sponsor are referred to as an “Investor Group.” The Investor Groups collectively are referred to as the “Investors.” As part of the Acquisition Transactions defined below, the Investors and certain members of management purchased preferred and ordinary shares of Intelsat Holdings (the “Equity Contributions”). Prior to the Acquisition Transactions, as defined below, funds advised by or associated with Madison Dearborn Partners transferred less than 0.1% of their interest in Intelsat Holdings to an unaffiliated investment partnership. References to the Investors include this partnership. References to “Intelsat” or the “Company” herein refer to Intelsat, Ltd. and, unless the context requires otherwise, to its subsidiaries.

In connection with Intelsat Holdings’ acquisition of Intelsat, the following transactions occurred:

• Zeus Merger One Limited (“Zeus Merger 1”), a wholly owned direct subsidiary of Intelsat Holdings, amalgamated with Intelsat, with the resulting company being a direct wholly owned subsidiary of Intelsat Holdings and being named Intelsat, Ltd. Upon this amalgamation, Intelsat’s equity holders immediately prior to the amalgamation ceased to hold shares or other equity interests in Intelsat.

• Zeus Merger Two Limited (“Zeus Merger 2”), a wholly owned direct subsidiary of Zeus Merger 1, amalgamated with Intelsat (Bermuda), Ltd., which at that time was the direct or indirect parent of all of our operating subsidiaries, with the resulting company being a direct wholly owned subsidiary of resulting Intelsat and being named Intelsat (Bermuda), Ltd. (“Intelsat Bermuda”).

Intelsat Holdings, Zeus Merger 1 and Zeus Merger 2 are Bermuda companies that were newly formed for the purpose of consummating the Acquisition Transactions.

In connection with the Acquisition Transactions, Zeus Merger 2, which later amalgamated with Intelsat Bermuda, established a new $300,000 revolving credit facility, borrowed approximately $150,000 under a new $350,000 term loan facility, referred to together as the “Senior Secured Credit Facility,” and issued $1,000,000 of floating rate (7.805% at issuance) senior notes due 2012, $875,000 of 8.25% senior notes due 2013 and $675,000 of 8.625.% senior notes due 2015, referred to collectively as the Acquisition Finance Notes. The Acquisition Finance Notes and the Senior Secured Credit Facility are guaranteed by Intelsat and certain direct and indirect subsidiaries of Intelsat. The proceeds from the Equity Contributions, borrowings under the Senior Secured Credit Facility, and the Acquisition Finance Notes, together with cash on hand, were used to consummate the transactions described above and to pay related fees and expenses. The amalgamation of Zeus Merger 1 with Intelsat, the amalgamation of Zeus Merger 2 with Intelsat Bermuda, the borrowings under the Senior Secured Credit Facility, the issuance of the Acquisition Finance Notes and the Equity Contributions are referred to collectively as the “Acquisition Transactions.”

On February 11, 2005, Intelsat and one of its subsidiaries, referred to as “Finance Co.,” issued $478,700 in aggregate principal amount at maturity of 9.25% Senior Discount Notes due 2015 (the “Senior Discount Notes”), yielding approximately $305,000 of proceeds at issuance. On March 3, 2005, Intelsat Bermuda transferred substantially all of its assets to a newly formed wholly owned subsidiary, Intelsat Subsidiary Holding Company, Ltd. (“Intelsat Subsidiary Holding”). Intelsat Subsidiary Holding assumed substantially all of the then-existing liabilities of Intelsat Bermuda, and Intelsat Bermuda became a guarantor of the obligations under the Acquisition Finance Notes and the Senior Secured Credit Facility. Following these transactions, Finance Co. was amalgamated with Intelsat Bermuda, and Intelsat Bermuda became an obligor on the Senior Discount Notes. The proceeds of the offering of the Senior Discount Notes were distributed by Intelsat Bermuda to its parent, Intelsat, and by Intelsat to Intelsat Holdings. Intelsat Holdings used those funds to repurchase a portion of the outstanding preferred shares of Intelsat Holdings.

INTELSAT, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages and share amounts)

The consummation of the Acquisition Transactions resulted in the following changes to Intelsat’s capital structure:

•	The cancellation of all outstanding ordinary shares

•	The cancellation of all authorized preference shares

•	The cancellation of all share options, restricted shares and restricted share units

•	The issuance of 12,000 shares of common stock of the successor entity

The Acquisition Transactions were accounted for by Intelsat Holdings under the purchase method of accounting, whereby the purchase price (including liabilities assumed) was preliminarily allocated to the assets acquired based on their estimated fair market values at the date of acquisition. Independent third-party appraisers were engaged to perform valuations of certain of the tangible and intangible assets acquired. The preliminary purchase accounting adjustments recorded by Intelsat Holdings have been pushed-down to Intelsat in accordance with SEC Staff Accounting Bulletin No. 54, “Push-Down” Basis of Accounting in Financial Statements of Subsidiaries.

As a result of the consummation of the Acquisition Transactions, a new entity (“successor entity”) was formed. Although the effective date was January 28, 2005, due to the immateriality of the results of operations for the period between January 28, 2005 and January 31, 2005, the Company has accounted for the consummation of the Acquisition Transactions as if they had occurred on January 31, 2005. The condensed consolidated financial statements presented for the three months and six months ended June 30, 2004 and the period January 1 to January 31, 2005 are shown under the “predecessor entity.” The condensed consolidated financial statements for the successor entity show the operations of the successor entity from February 1, 2005, the date the successor entity applied push-down accounting, through June 30, 2005.

A reconciliation of the preliminary purchase price adjustments recorded in connection with the Acquisition Transactions is presented below: ($ in thousands)

INTELSAT, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages and share amounts)

	Predecessor Entity		Successor Entity
	As of January 31, 2005	Transaction Adjustments	As of February 1, 2005
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$189,762	$4,920	$194,682
Receivables, net of allowance	286,020	(10,511)	275,509
Deferred income taxes	10,479	—	10,479

Total current assets	486,261	(5,591)	480,670
Satellites and other property and equipment, net	3,528,913	122,439	3,651,352
Amortizable intangible assets, net	105,007	433,181	538,188
Non-amortizable intangible assets	255,002	304,998	560,000
Goodwill	130,829	(8,176)	122,653
Investment in affiliate	51,844	—	51,844
Other assets	163,965	58,840	222,805

Total assets	$4,721,821	$905,691	$5,627,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$200,000	$—	$200,000
Accounts payable and accrued liabilities	294,054	(23,062)	270,992
Deferred satellite performance incentives	7,463	—	7,463
Deferred revenue	38,460	—	38,460
Capital lease obligations	6,201	—	6,201

Total current liabilties	546,178	(23,062)	523,116
Long-term debt, net of current portion	1,742,001	2,506,588	4,248,589
Deferred satellite performance incentives, net of current portion	44,698	—	44,698
Deferred revenue, net of current portion	122,710	50,212	172,922
Accrued retirement benefits	55,989	49,425	105,414
Other long-term liabilities	14,150	5,000	19,150

Total liabilties	2,525,726	2,588,163	5,113,889

Commitments and contingencies
Shareholders’ equity	2,196,095	(1,682,472)	513,623

Total liabilities and shareholders’ equity	$4,721,821	$905,691	$5,627,512

The unaudited pro forma results of operations provided below for the six months ended June 30, 2004 and June 30, 2005 are presented as though the Acquisition Transactions had occurred at the beginning of the periods presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets, interest expense associated with the Acquisition Finance Notes and Senior Secured Credit Facility, and other acquisition-related adjustments in connection with the Acquisition Transactions. The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the Acquisition Transactions been consummated at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

	Six months ended June 30, 2004	Six months ended June 30, 2005
	(unaudited)	(unaudited)
Revenue	$494,290	$582,998
Loss from continuing operations	$(127,698)	$(244,545)
Net loss	$(137,713)	$(244,545)

INTELSAT, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages and share amounts)

Note 2 Basis of presentation

The unaudited condensed consolidated financial statements of Intelsat, Ltd. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of these financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and (2) the reported amounts of revenue and expenses during the reporting period. Examples include the allowance for doubtful accounts and the estimated useful lives of satellites and other property and equipment. The results of operations for the periods presented are not necessarily indicative of operating results for the full year. Certain prior period amounts have been reclassified to conform to the current period’s presentation and the prior periods have been restated to reflect a discontinued operation (see Note 4). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Intelsat, Ltd.’s annual report on Form 20-F for the fiscal year ended December 31, 2004 on file with the Securities and Exchange Commission (“Intelsat’s Form 20-F”).

Note 3 Stock-based compensation

The Company had two stock-based employee compensation plans until consummation of the Acquisition Transactions, the 2001 Share Option Plan (the “2001 Plan”) and the 2004 Share Incentive Plan (the “2004 Plan”), which are described more fully in Note 16 to the audited consolidated financial statements included in Intelsat’s Form 20-F. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company used the intrinsic method of measuring and recognizing employee stock-based transactions under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Consequently, as all options granted under the 2001 Plan had an exercise price equal to the estimated fair value of the underlying ordinary shares on the date of grant, no stock-based employee compensation cost is reflected in net income for the 2001 Plan. However, stock-based employee compensation cost is reflected in net income for the 2004 Plan, as it contained a liquidity mechanism which resulted in variable accounting and the requirement for recognition of compensation expense. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock-based compensation.

	Predecessor Entity
	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004	January 1 to January 31, 2005
Net income (loss), as reported	$18,504	$35,259	$(109,726)
Add compensation expense recognized in net income (loss), as reported, net of related tax effects	732	732	5,977

Deduct total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(615)	(1,490)	(397)

Pro forma net income (loss)	$18,621	$34,501	$(104,146)

At the closing of the Acquisition Transactions, all outstanding awards under the 2001 Plan vested, in the money awards were cashed out, and all other awards were cancelled. All outstanding awards made under the 2004 Plan were canceled as part of the Acquisition Transactions, and unvested awards were converted into deferred compensation accounts. The opening balance for each deferred compensation account was the excess, if any, of $18.75 over the exercise price of the relevant award made under the 2004 Plan. Generally, deferred compensation,

INTELSAT, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages and share amounts)

plus interest, is payable to employees in accordance with vesting schedules in the original 2004 Plan awards, and unvested amounts will be forfeited upon employee termination. Approximately $15.2 million was paid from the deferred compensation accounts as part of the Acquisition Transactions, and for the successor period ended June 30, 2005, $4,020 was paid. As of June 30, 2005, up to $14,736 in deferred compensation remains payable, with vesting through June 2007. The Company records compensation expense over the remaining vesting period following the conversion to deferred compensation, and $3,521 was expensed for the successor period ended June 30, 2005.

The Board of Directors of Intelsat Holdings has adopted the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”), pursuant to which up to 1,124,296 ordinary shares may be awarded to employees and directors of Intelsat Holdings and its direct and indirect subsidiaries. The Plan permits granting of awards in the form of incentive share options, nonqualified share options, restricted shares, restricted share units, share appreciation rights, phantom shares and performance awards. As of June 30, 2005, 1,055,956 restricted shares awarded under the 2005 Share Plan were outstanding. Of such restricted shares outstanding at June 30, 2005, an aggregate of 832,420 shares were awarded under certain employment agreements to various executive officers of Intelsat and its subsidiaries. These shares are subject to transfer, vesting and other restrictions as set forth in the applicable employment agreements. A portion of these restricted shares generally vest over sixty months, subject to the executive’s continued employment with the Company. The vesting of certain of the shares awarded is also subject to the meeting of certain performance criteria similar in nature to the performance criteria described in the next paragraph. Lastly, a portion of these restricted shares are subject to immediate vesting under certain circumstances.

All of the remaining 223,536 restricted shares outstanding at June 30, 2005 had been granted to employees of Intelsat and its subsidiaries effective as of January 28, 2005 pursuant to restricted share agreements. These restricted share agreements include transfer and other restrictions, and provide for vesting principally as follows: 50% of the shares awarded are time vesting shares, with 7/60 of the time vesting shares vesting on August 1, 2005 and the remainder of the time vesting shares vesting in fifty-three equal monthly installments of 1/60 of the shares per month beginning September 1, 2005; and the remaining 50% of restricted shares awarded are performance shares that vest if and when the Investors have received a cumulative total return between 2.5 to 3 times the amounts invested by the Investors prior to the eighth anniversary of January 28, 2005. Outstanding performance shares not vested by the eighth anniversary of their award shall be forfeited. Awardees who terminate employment with Intelsat Holdings or its subsidiaries will forfeit unvested shares awarded, except that performance shares will remain outstanding for 180 days and will vest if performance vesting criteria are met within 180 days following termination without cause. Intelsat Holdings may repurchase vested shares following termination of employment of awardees at fair market value (as defined in the 2005 Share Plan). Further details of vesting and other restrictions are set forth in the restricted share agreements themselves.

Except for the performance shares described above, the Company recognizes compensation expense and a liability for the share awards over the vesting period based on the fair market value of the shares at the award date. Compensation expense for the three months ended June 30, 2005 was $85. For the three months ended June 30, 2005, the Company did not recognize any compensation expense for performance shares, since there were no shares that met the vesting requirements.

INTELSAT, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages and share amounts)

Note 4 Disposal of investment in consolidated affiliate

As discussed more fully in Note 5 to the audited consolidated financial statements included in Intelsat’s Form 20-F, during 2004 Intelsat entered into an agreement to dispose of its investment in Galaxy Satellite TV Holdings Limited (“Galaxy Holdings”). Under the agreement, Intelsat transferred to TVB Satellite TV Holdings Limited all of Intelsat’s right, title and interest in its shares in Galaxy Holdings on December 28, 2004. In addition, Intelsat was not required to make cash contribution of approximately $10,300 that would have been due in February 2005. An agreement relating to Intelsat’s in-kind contribution of satellite capacity on the IS-709 satellite terminated on March 31, 2005. As a result of the disposition agreement, Intelsat has restated its condensed consolidated financial statements for the prior periods contained in this quarterly report to reflect Galaxy Holdings as a discontinued operation.

Note 5 Receivables

Receivables were comprised of the following:

	Predecessor Entity	Successor Entity
	As of December 31, 2004	As of June 30, 2005
Service charges:
Unbilled	$75,212	$77,536
Billed	177,082	163,721
Other	11,343	11,261
Allowance for doubtful accounts	(35,343)	(26,514)

Total	$228,294	$226,004

Unbilled satellite utilization charges represent amounts earned and accrued as receivable from customers for their usage of the Intelsat satellite system prior to the end of the period. These amounts were billed at the beginning of the following period.

The insurance receivable of $58,320 at December 31, 2004 represents a refund from insurers in connection with the IA-8 satellite launch insurance. Due to the delay in launching the IA-8 satellite (see Note 9 of Intelsat’s Form 20-F for further discussion), the insurers agreed to return 90% of the premiums previously paid, with Intelsat not required to pay these premiums until 30 days prior to launch. Intelsat received $58,320 of premiums in the first quarter of 2005 and repaid this amount to the insurers in the second quarter of 2005 prior to launching IA-8.

INTELSAT, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages and share amounts)

Note 6 Satellites and other property and equipment

Satellites and other property and equipment were comprised of the following:

	Predecessor Entity	Successor Entity
	As of December 31, 2004	As of June 30, 2005

Satellites, launch vehicles and services	$7,055,520	$3,260,534
Information systems and ground segment	681,252	353,501
Washington, D.C. building and other	235,490	168,783

Total cost	7,972,262	3,782,818
Less: accumulated depreciation	(4,334,905)	(223,828)

Total	$3,637,357	$3,558,990

Satellites and other property and equipment as of December 31, 2004 and June 30, 2005 included construction-in-progress of $227,403 and $360,551, respectively. These amounts relate primarily to satellites under construction and related launch services, including the recently launched IA-8 satellite that remained in construction-in-progress until it was formally placed in service on July 29, 2005. Interest costs of $10,704 were capitalized during the six months ended June 30, 2004, and interest costs of $92 and $4,002 were capitalized during the periods January 1 to January 31, 2005 and February 1 to June 30, 2005, respectively.

Note 7 Satellite developments

The Company launched the IA-8 satellite on June 23, 2005 and the satellite was placed into service on July 29, 2005. The book value of the IA-8 satellite, including capitalized interest, was $271,826 as of June 30, 2005.

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

The Company established a failure review board (“FRB”) with the manufacturer of IS-804, Lockheed Martin Corporation, to investigate the cause of the anomaly. The IS-804 satellite was a Lockheed Martin 7000 series (“LM 7000 series”) satellite, and the Company operates three other satellites in the LM 7000 series, the IS-801, IS-802 and IS-805 satellites. While the FRB is not expected to complete its analysis until the end of September 2005, the Company currently believes, based on the FRB’s analysis to date, that the IS-804 failure is not likely to have been caused by an IS-804 specific workmanship or hardware element, but is more likely related to the LM 7000 Series design under certain operational and environmental conditions. The FRB’s analysis is expected to include an assessment of the overall risk level for our other LM 7000 series satellites, and a determination of whether any operational steps can be taken to mitigate the risk. The Company is also analyzing its satellite deployment plan and may make adjustments to this plan upon review of the FRB’s findings. The Company does not believe that any of its satellites other than those described above is affected by the IS-804 anomaly or the FRB findings.

INTELSAT, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages and share amounts)

Note 8 Launch deposit

As previously disclosed, Intelsat has a deposit of $28 million with a launch provider for the launch of a future satellite. Under Intelsat’s agreement with the launch provider, as amended as of July 31, 2005, Intelsat has the right to extend until January 31, 2009, the deadline for giving notice of the type of satellite to be launched, provided Intelsat pays the launch provider $2 million approximately every six months (beginning August 15, 2005), with such amounts being added to the $28 million deposit currently being held by the launch provider. The deposit amount (as increased) will be credited by the launch provider against the launch price when Intelsat gives its notice relating to the future launch. Intelsat currently expects to use this launch, within the timeframe envisioned by the agreement with the launch provider, as amended, in connection with the launching of a satellite presently under construction.

Note 9 Goodwill and other intangible assets

As part of the Acquisition Transactions, the Company’s intangible assets were revalued with the assistance of an independent third party. The allocation of purchase price has not been finalized. The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consisted of the following:

	Predecessor Entity	Successor Entity
	As of December 31, 2004	As of June 30, 2005
Customer relationships	$113,170	$138,188
Backlog	—	390,000
Technology	—	10,000
Business application software	638	—

Subtotal	113,808	538,188
Less: accumulated amortization	(9,196)	(15,875)

Total	$104,612	$522,313

Customer relationships have estimated lives ranging from four to twenty years. Backlog has an estimated life of 15 years, and technology has an estimated life of 8 years. The Company recorded amortization expense of $2,580, $936 and $15,875 for the six months ended June 30, 2004, for the period January 1 to January 31, 2005 and for the period February 1 to June 30, 2005, respectively.

Scheduled amortization charges for the intangible assets as of June 30, 2005 are as follows:

2005	$19,050
2006	38,100
2007	38,100
2008	37,292
2009	33,250
2010 and thereafter	356,521

Total	$522,313

INTELSAT, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages and share amounts)

The carrying amount of acquired intangible assets not subject to amortization consisted of the following:

	Predecessor Entity	Successor Entity
	As of December 31, 2004	As of June 30, 2005
Goodwill	$130,829	$122,653

Tradename	$—	$30,000

Orbital locations	$255,002	$530,000

Note 10 Notes payable, long-term debt and other financing arrangements

The carrying amounts of notes payable and long-term debt were as follows:

	Predecessor Entity	Successor Entity
	As of December 31, 2004	As of June 30, 2005
Senior Secured Credit Facility, 5.25% interest rate as of June 30, 2005	$—	$348,250
Eurobond 8.125% Notes due February 28, 2005	200,000	—
5.25% Senior Notes due November 1, 2008	400,000	400,000
Discount, net of amortization, on the 5.25% Senior Notes due November 1, 2008	(79)	(22,300)
Floating Rate Senior Notes, 7.805% interest rate as of June 30, 2005, due January 15, 2012	—	1,000,000
7.625% Senior Notes due April 15, 2012	600,000	600,000
Discount, net of amortization, on the 7.625% Senior Notes due April 15, 2012	(3,368)	(53,859)
8.25% Senior Notes due January 15, 2013	—	875,000
6.50% Senior Notes due November 1, 2013	700,000	700,000
Discount, net of amortization, on the 6.50% Senior Notes due November 1, 2013	(1,958)	(112,144)
8.625% Senior Notes due January 15, 2015	—	675,000
9.25% aggregate principal at maturity of $478.7 million Senior Notes due February 1, 2015	—	316,192
Note payable to Lockheed Martin Corporation, 7%, payable in annual installments of $5,000, beginning January 1, 2007	20,000	20,000
Capital lease obligations	33,540	31,673

Total long-term debt	1,948,135	4,777,812

Less:
Current portion of capital lease obligations	5,569	7,468
Current portion of long-term debt	200,000	3,500

Total current portion	205,569	10,968

Total long-term debt, excluding current portion	$1,742,566	$4,766,844

As part of the Acquisition Transactions, Intelsat’s pre-acquisition long-term debt was revalued based on quoted market prices, resulting in a net decrease of $193,412. These discounts will be amortized over the remaining term of the notes. The allocation of purchase price has not been finalized.

INTELSAT, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages and share amounts)

In connection with the Acquisition Transactions, the previous $800,000 credit facility was replaced with a $650,000 Senior Secured Credit Facility, consisting of a $350,000 term loan facility maturing in July 2011 and a $300,000 revolving loan facility maturing in January 2011. On January 28, 2005, at the close of the Acquisition Transactions, Intelsat Bermuda borrowed $150,000 under the term loan facility. On February 28, 2005, an additional $200,000 was borrowed under the term loan facility to repay $200,000 due at maturity of the Company’s Eurobond 8.125% Notes. The term loan facility requires quarterly principal repayments of $875 thousand, with the remaining unpaid balance due at the maturity of the loan. As a result of the Transfer Transactions described below, Intelsat Subsidiary Holding assumed the liabilities of Intelsat Bermuda under the Senior Secured Credit Facility. No amounts were outstanding under the revolving loan facility as of June 30, 2005; however, $20.1 million in letters of credit issued and outstanding under the facility and limitations under covenants contained in the credit agreement governing the Senior Secured Credit Facility (the “Credit Agreement”) reduced borrowing availability under the revolving loan facility to $216.0 million. The Senior Secured Credit Facility is secured by a substantial portion of the Company’s assets. In addition, the Credit Agreement contains financial and operating covenants that, among other things, require Intelsat Subsidiary Holding to maintain financial coverage ratios, limit Intelsat Subsidiary Holding’s ability to pledge assets as security for additional borrowings and limit Intelsat Subsidiary Holding’s ability to pay dividends on its ordinary shares.

Also in connection with the Acquisition Transactions, Intelsat Bermuda issued $1,000,000 of floating rate (7.805% interest rate as of June 30, 2005) senior notes due 2012, $875,000 of 8.25% senior notes due 2013 and $675,000 of 8.625% senior notes due 2015 (the “Acquisition Finance Notes”). The net proceeds from the borrowings under the Senior Secured Credit Facility and the Acquisition Finance Notes, together with the Equity Contribution and cash on hand, were used to consummate the Acquisition Transactions described in Note 1 above and to pay related fees and expenses.

On February 11, 2005, Intelsat and Finance Co. issued $478,700 in aggregate principal amount at maturity of 9.25% Senior Discount Notes due 2015 (the “Senior Discount Notes”), yielding $305,348 in proceeds at issuance. On March 3, 2005, Intelsat Bermuda transferred substantially all of its assets to a newly formed wholly owned subsidiary, Intelsat Subsidiary Holding. Intelsat Subsidiary Holding assumed substantially all of the then-existing liabilities of Intelsat Bermuda, and Intelsat Bermuda became a guarantor of the obligations under the Acquisition Finance Notes and the Senior Secured Credit Facilities. Finance Co. was then amalgamated with Intelsat Bermuda. The proceeds of the offering of the Senior Discount Notes were then distributed by Intelsat Bermuda to its parent, Intelsat, and by Intelsat to Intelsat Holdings. Intelsat Holdings used those funds to repurchase a portion of the outstanding preferred shares of Intelsat Holdings. These transactions are referred to collectively as the Transfer Transactions.

Note 11 Retirement plans and other retiree benefits

Note 15 to the consolidated financial statements included in Intelsat’s Form 20-F indicated that Intelsat expected to contribute $515 to its defined benefit pension plan during 2005 and it did not expect to make any contributions to its post-retirement health insurance plan, which is an unfunded plan. Intelsat contributed $283 to its pension plan during the period January 1 to June 30, 2005.

Net periodic pension and other post-retirement benefits costs include the following components for the six months ended June 30, 2004 and the periods January 1 to January 31, 2005 and February 1 to June 30, 2005:

INTELSAT, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages and share amounts)

	Pension Benefits			Other Post-retirement Benefits
	Predecessor Entity		Successor Entity	Predecessor Entity		Successor Entity
	Six Months Ended June 30, 2004	January 1 to January 31, 2005	February 1 to June 30, 2005	Six Months Ended June 30, 2004	January 1 to January 31, 2005	February 1 to June 30, 2005
Service cost	$1,485	$373	$1,969	$2,206	$313	$1,564
Interest cost	4,519	1,583	7,774	2,126	338	1,698
Expected return on plan assets	(5,953)	(1,823)	(10,649)	—	—	—

Amortization of unrecognized prior service cost	12	3	—	(343)	(89)	—

Amortization of unrecognized net loss	737	424	—	—	—	—

Amortization of unrecognized transition asset	14	3	—	—	—	—

Total costs (benefit)	$814	$563	$(906)	$3,989	$562	$3,262

INTELSAT, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages and share amounts)

Note 12 Contingencies

(a) Insurance

As of June 30, 2005, Intelsat did not have in-orbit insurance coverage for 27 of its 28 satellites. These 27 satellites had a net book value in aggregate of $2,568,759 as of December 31, 2004 and $2,722,963 as of June 30, 2005. At June 30, 2005, the IA-8 satellite was insured for the satellite’s approximate net book value under a policy covering its launch and first 180 days of in-orbit operations. This policy expires on December 20, 2005.

(b) Litigation and claims

The Company is subject to litigation in the normal course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on the Company’s financial position or results of operations.

As previously disclosed, two putative class action complaints have been filed against Intelsat in the U.S. District Court for the District of Columbia. The first was filed on June 24, 2004, and the second was filed on September 20, 2004. In each case, the named plaintiffs are Intelsat retirees, spouses of retirees or surviving spouses of deceased retirees. The complaints arise out of a resolution adopted by the governing body of the IGO prior to privatization. They allege, among other things, that Intelsat wrongfully modified health plan terms to deny coverage to surviving spouses and dependents of deceased Intelsat retirees. Intelsat has moved to dismiss the complaints, arguing that the resolution is not enforceable, that Intelsat has the right to modify the terms of any postretirement health benefits being provided, and that the associated damage claims are without merit.

On May 4, 2005 and again on May 9, 2005, one of the plaintiff groups filed an amended complaint (including a motion for leave to file the second amended complaint) to add certain factual allegations and claims. On May 5, 2005, the other plaintiff group filed an amended complaint. Among other things, the amended complaints contain a new claim based on language in the resolution which states that if the Company’s consolidated net worth falls below $500,000, it would be required to establish an irrevocable trust to accept funds for payment of these health benefits and to obtain a letter of credit in an amount equal to 150% of the then current Financial Accounting Standards Board, or FASB, valuation of the benefit liability, and that if the Company’s consolidated net worth falls below $300,000, the trust can and will exercise this letter of credit, with the funds to be paid into the trust. As set forth elsewhere in this report, the Company’s consolidated net worth is currently less than $300,000.

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

(c) MFC and LCO protections

Most of the customer service commitments entered into prior to the privatization were transferred to Intelsat pursuant to novation agreements. These agreements contain provisions, including provisions for most favored customer (“MFC”) and lifeline connectivity obligation (“LCO”) protections, which constrain Intelsat’s ability to price services in some circumstances. MFC protection entitles eligible customers to the lowest rate Intelsat charges after July 18, 2001 for satellite capacity having substantially the same technical and commercial terms, subject to limited exceptions. MFC protection continues until July 18, 2006. Intelsat management does not believe that the MFC terms significantly restrict the Company’s ability to price services competitively. Intelsat’s LCO contracts require the Company to provide customers with the right to renew their service commitments covered by LCO contracts at prices no higher than the prices charged for those services on the privatization date. Under some circumstances, Intelsat may also be required by an LCO contract to reduce the price for a service commitment covered by the contract. LCO protection may continue until July 18, 2013. As of June 30, 2005, Intelsat had not been required to reduce prices for its LCO-protected service commitments. However, there can be no assurances that Intelsat will not be required to reduce prices in the future under its MFC and LCO commitments.

INTELSAT, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages and share amounts)

(d) ORBIT Act

On April 15, 2005, the FCC issued an order in which it found that Intelsat had substantially diluted the ownership interests of the former Signatories and, thus, was in compliance with all of the privatization requirements of the Open-Market Reorganization for the Betterment of International Telecommunications Act (the “ORBIT Act”). As such, Intelsat’s FCC licenses no longer contain any ORBIT Act-related restrictions on Intelsat’s ability to provide services to, from, or within the United States. On July 12, 2005, the ORBIT Act was amended to, among other things, remove the prohibition on Intelsat’s reaffiliation with another fixed satellite services operator, New Skies Satellites.

(e) Income tax matters

The U.S. federal income tax returns of Intelsat Global Service Corporation, an indirect subsidiary of the Company, for the period July 19, 2001 to December 31, 2001 and the tax years ended December 31, 2002 and 2003 are currently under examination by the Internal Revenue Service. Also, the income tax return for Intelsat Global Sales & Marketing Ltd., a UK indirect subsidiary of the Company, for the year ended December 31, 2002 is currently under examination by UK tax authorities. While the ultimate results of such examinations cannot be predicted with certainty, the Company’s management believes that the examinations will not have a material adverse effect on its consolidated financial condition or results of operations.

The Indian tax authorities have recently issued a tax assessment to the Company which asserts a higher tax rate than the rate at which the Company’s customers in India have been withholding with respect to sales to India-based customers. The Company has appealed this assessment with the Indian tax authorities. While the outcome of this appeal cannot be predicted with certainty, the Company believes that its probability of ultimately prevailing with respect to this issue does not warrant accruing any additional tax, although the appeals process may take up to 15 years. Accordingly, no provision has been recognized for the additional tax assessment asserted by the Indian tax authorities in the Company’s financial statements.

Note 13 Business segment and geographic information

Intelsat operates in a single industry segment, in which it provides satellite services to its communications customers around the world. Subsequent to the Acquisition Transactions on January 28, 2005, Intelsat does not provide significant services to its shareholders.

The geographic distribution of Intelsat’s revenue was as follows:

	Predecessor Entity	Successor Entity
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2005
North America and Caribbean	37%	45%
Europe	22%	20%
Asia Pacific	12%	9%
Sub-Saharan Africa	13%	12%
Latin America	10%	8%
Middle East and North Africa	6%	6%

Revenue by region is based on the locations of customers to which services are billed. Intelsat’s satellites are in geosynchronous orbit, and consequently are not attributable to any geographic location. Of Intelsat’s remaining assets, substantially all are located in the United States. The increase in North America and Caribbean distribution is primarily attributable to our Intelsat Americas and COMSAT General acquisitions in 2004.

INTELSAT, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages and share amounts)

Note 14 Customer reorganization

In July 2002, WorldCom, Inc., which subsequently changed its name to MCI, Inc. (“MCI”), filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. MCI emerged from bankruptcy protection in April 2004. In connection with MCI’s emergence from bankruptcy protection in April 2004, Intelsat received consideration of $11,203 in April 2005, consisting of $9,612 in cash and $1,591 in stock, related to settlement of pre-bankruptcy receivables. With regard to this settlement, during the period January 1 to January 31, 2005, Intelsat recorded $2,714 of revenue and reversed $6,676 of bad debt expense previously recorded. During the period February 1 to June 30, 2005, Intelsat recognized $460 in other income to record the value of the payments received related to the pre-bankruptcy receivable.

Note 15 Related party transactions

(a) Shareholders agreement

The shareholders of Intelsat Holdings, including recipients of restricted stock awards of Intelsat Holdings, have entered into a shareholders agreement relating to Intelsat Holdings. The shareholders agreement and the bye-laws of Intelsat Holdings provide, among other things, for the governance of Intelsat Holdings and its subsidiaries and provide specific rights to and limitations upon the holders of Intelsat Holdings’ share capital with respect to shares held by such holders.

(b) Monitoring fee agreement and transaction fee

In connection with the closing of the Acquisition Transactions, Intelsat entered into a monitoring fee agreement (“MFA”) with Intelsat Holdings and the Sponsors, or affiliates of, or entities advised by, designated by or associated with, the Sponsors as the case may be (collectively, the “MFA parties”), pursuant to which the MFA parties provide certain monitoring, advisory and consulting services to Intelsat. Pursuant to the MFA, the Company is obligated to pay an annual fee equal to the greater of $6,250 and 1.25% of adjusted EBITDA (as defined in the indenture governing the Acquisition Finance Notes), and to reimburse the MFA parties for their out-of-pocket expenses. Intelsat has also agreed to indemnify the MFA parties and their directors, officers, employees, agents and representatives for losses relating to the services contemplated by the MFA and the engagement of the MFA parties pursuant to, and the performance by them of the services contemplated by, the MFA. To the extent permitted by the agreements and indentures governing indebtedness of Intelsat Bermuda and its subsidiaries, on a change of control or qualified initial public offering, the Sponsors may at their option receive a lump sum payment equal to the then present value of all then current and future monitoring fees payable, assuming a termination date of January 28, 2017. Intelsat recorded expense for services associated with these fees of $9,460 during the period January 1 to January 31, 2005 and $5,041 during the period February 1 to June 30, 2005.

As payment for certain structuring and advisory services rendered, Intelsat paid an aggregate transaction and advisory fee of $50,000 to the MFA parties upon the closing of the Acquisition Transactions.

(c) Sponsor investment

In April 2005, SkyTerra Communications, Inc., an affiliate of Apollo, one of the Sponsors, indirectly acquired 50% of the assets of Hughes Network Systems, one of Intelsat’s corporate network services customers.

(d) Dividends

As previously mentioned, on February 11, 2005, Intelsat and Finance Co. issued the Senior Discount Notes, which yielded $305,348 in proceeds. The proceeds of the offering were distributed by Intelsat Bermuda to its parent, Intelsat, and by Intelsat to Intelsat Holdings. Intelsat Holdings used those funds to repurchase a portion of the outstanding preferred shares of Intelsat Holdings, some of which were held by certain members of Intelsat management. See Note 1 for further discussion.

INTELSAT, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages and share amounts)

(e) Ownership by management

As part of the Acquisition Transactions, certain members of management purchased preferred and common equity of Intelsat Holdings and were granted restricted common equity of Intelsat Holdings (see Note 3).

Note 16 New accounting pronouncements

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (SAB 107), which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. SFAS 123R required public companies to apply SFAS 123R in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC approved a new rule that delays the effective date, requiring public companies to apply SFAS 123R in their next fiscal year, instead of the next interim reporting period, beginning after June 15, 2005. As permitted by SFAS 123, the Company elected to follow the guidance of APB 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. SFAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS 123R requires implementation using a modified version of prospective application, under which compensation expense of the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS 123R also allows companies to adopt SFAS 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS 123. The Company will adopt SFAS 123R in the first interim period of fiscal 2006 and is currently evaluating the impact that the adoption of SFAS 123R will have on its results of operations and financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” to address the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for nonmonetary exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The impact of the adoption of SFAS No. 153 is not expected to be material to our consolidated statements of operations or consolidated balance sheets.

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a material impact on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and their notes included elsewhere in this quarterly report.

Overview

We are a leading provider of fixed satellite communications services worldwide, supplying voice, data and video connectivity in over 220 countries and territories. Not including our IS-804 satellite, which experienced an anomaly that resulted in its total loss in January 2005, or the Marisat-F2 satellite in which we acquired an ownership interest in connection with the COMSAT General Transaction, our global communications network includes 28 satellites in orbit, leased capacity on two additional satellites owned by other satellite operators in the Asia-Pacific region and ground facilities related to the operation and control of our satellites. Our network also includes ground network assets consisting of teleports, points of presence and fiber connectivity in locations around the world that we are using to provide managed services.

We completed the disposition of our investment in Galaxy Holdings in December 2004. Refer to Note 4 to our condensed consolidated financial statements appearing elsewhere in this quarterly report for a discussion of our disposal of Galaxy Holdings. The prior periods presented have been restated to reflect Galaxy Holdings as a discontinued operation.

Impact of the Acquisition Transactions and the Transfer Transactions

On January 28, 2005, Intelsat Holdings acquired Intelsat for total cash consideration of approximately $3.0 billion, with pre-acquisition debt of approximately $1.9 billion remaining outstanding.

The Acquisition Transactions were accounted for under the purchase method of accounting. In accordance with SEC Staff Accounting Bulletin No. 54, “Push-Down Basis of Accounting in Financial Statements of Subsidiaries,” the purchase price paid by Intelsat Holdings to acquire Intelsat and related preliminary purchase accounting adjustments were “pushed down” and recorded in our financial statements. This resulted in a new basis of accounting for the “successor” period beginning on the day the Acquisition Transactions were consummated. As a result, the purchase price and related costs were preliminarily allocated to the estimated fair values of the assets acquired and liabilities assumed at the time of the acquisition based on management’s best estimates, which were based in part on the work of third-party appraisers. More specifically, our assets and liabilities were adjusted to fair value as of the closing date of the Acquisition Transactions. The excess of the total purchase price over the fair value of our net assets was allocated to goodwill. As a result of these adjustments, our depreciation and amortization expense has increased significantly, primarily due to increases in the fair values of our tangible assets and amortizable intangible assets. Also, our interest expense has increased due to interest on the Acquisition Finance Notes, the Senior Discount Notes and non-cash interest from the amortization of the discount applied to Intelsat’s long-term debt outstanding prior to the closing of the Acquisition Transactions. This discount results from a lower estimated fair value of this long-term debt under purchase accounting.

We are a highly leveraged company. As part of the Acquisition Transactions, we incurred substantial debt, including debt under the Senior Secured Credit Facility and the Acquisition Finance Notes, which has resulted in a significant increase in our interest expense and is expected to have a similar impact on future periods. In addition, we incurred additional indebtedness on February 3, 2005, in connection with the issuance of the Senior Discount Notes, which has further increased our interest expense. Payments required to service all of this indebtedness will substantially increase our liquidity requirements as compared to prior years. The Senior Secured Credit Facility and the Acquisition Finance Notes are guaranteed by Intelsat, Intelsat Bermuda and certain subsidiaries of Intelsat Subsidiary Holding. For more information regarding our debt structure, see “—Liquidity and Capital Resources.”

Results of Operations

As a result of the consummation of the Acquisition Transactions, the financial results for the first six months of 2005 have been separately presented for the “Predecessor Entity” for the period January 1, 2005 through January 31, 2005 and for the “Successor Entity” for the period February 1, 2005 through June 30, 2005. The results for the first six months of the prior year are presented under “Predecessor Entity.” For comparative purposes, the Company combined the periods from January 1, 2005 through June 30, 2005 in its discussion below, as it believes this combination is useful to provide the reader a more accurate comparison. This combination is not a GAAP measure and it is provided to enhance the reader’s understanding of the result of operations for the periods presented.

	Predecessor Entity		Successor Entity	Combined
	Six Months Ended June 30, 2004	January 1 to January 31, 2005	February 1 to June 30, 2005	Six Months Ended June 30, 2005
	(in thousands)
Revenue	$494,290	$97,917	$485,081	$582,998

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization shown separately below)	79,674	26,939	103,834	130,773
Selling, general and administrative	65,263	55,443	61,563	117,006
Depreciation and amortization	219,283	39,184	239,798	278,982
Impairment of asset value	—	69,227	—	69,227
Restructuring costs	2,396	263	—	263

Total operating expenses	366,616	191,056	405,195	596,251

Operating income (loss) from continuing operations	127,674	(93,139)	79,886	(13,253)
Interest expense	73,652	13,241	167,438	180,679
Interest income	3,282	191	3,306	3,497
Other income (expense), net	(974)	863	(676)	187

Income (loss) from continuing operations before income taxes	56,330	(105,326)	(84,922)	(190,248)
Provision for income taxes	11,056	4,400	10,412	14,812

Income (loss) from continuing operations	45,274	(109,726)	(95,334)	(205,060)
Loss from discontinued operations, net of minority interest	(10,015)	—	—	—

Net income (loss)	$35,259	$(109,726)	$(95,334)	$(205,060)

The following tables set forth our comparative statements of operations for the six months ended June 30, 2004 and on a combined basis for the six months ended June 30, 2005, and for the three months ended June 30, 2004 and June 30, 2005, with the increase (decrease) and percentage change between the periods presented:

	Six Months Ended June 30, 2004	Combined Six Months Ended June 30, 2005	Increase (Decrease)
	(in thousands)
Revenue	$494,290	$582,998	$88,708

Operating expenses:

Direct costs of revenue (exclusive of depreciation and amortization shown separately below)	79,674	130,773	51,099
Selling, general and administrative	65,263	117,006	51,743
Depreciation and amortization	219,283	278,982	59,699
Impairment of asset value	—	69,227	69,227
Restructuring costs	2,396	263	(2,133)

Total operating expenses	366,616	596,251	229,635

Operating income from continuing operations	127,674	(13,253)	(140,927)
Interest expense	73,652	180,679	107,027
Interest income	3,282	3,497	215
Other income (expense), net	(974)	187	1,161

Income (loss) from continuing operations before income taxes	56,330	(190,248)	(246,578)
Provision for income taxes	11,056	14,812	3,756

Income (loss) from continuing operations	45,274	(205,060)	(250,334)
Loss from discontinued operations, net of minority interest	(10,015)	—	10,015

Net income (loss)	$35,259	$(205,060)	$(240,319)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2005	Increase (Decrease)
	(in thousands)
Revenue	$260,377	$289,824	$29,447

Operating expenses:

Direct costs of revenue (exclusive of depreciation and amortization shown separately below)	46,207	59,997	13,790
Selling, general and administrative	32,212	35,083	2,871
Depreciation and amortization	115,397	143,845	28,448
Restructuring costs	1,972	—	(1,972)

Total operating expenses	195,788	238,925	43,137

Operating income from continuing operations	64,589	50,899	(13,690)
Interest expense	33,435	99,475	66,040
Interest income	818	2,215	1,397
Other income (expense), net	(762)	(222)	540

Income (loss) from continuing operations before income taxes	31,210	(46,583)	(77,793)
Provision for income taxes	6,543	6,826	283

Income (loss) from continuing operations	24,667	(53,409)	(78,076)
Loss from discontinued operations, net of minority interest	(6,163)	—	6,163

Net income (loss)	$18,504	$(53,409)	$(71,913)

The following table sets forth our revenue by service commitment type and percentage of our total revenue represented by each for the three months and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30, 2005		Three Months Ended June 30, 2004
	(in thousands, except percentages)
Lease	$183,014	63%	$175,573	67%
Channel	57,222	20	66,331	25
Managed solutions	27,743	9	17,760	7
Mobile satellite services	19,343	7	—	—
Other	2,502	<1%	713	<1%

Total	$289,824	100%	$260,377	100%

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
	(in thousands, except percentages)
Lease	$372,092	64%	$323,200	65%
Channel	117,576	20	136,214	27
Managed solutions	53,425	9	33,115	7
Mobile satellite services	34,572	6	—	—
Other	5,333	<1%	1,761	<1%

Total	$582,998	100%	$494,290	100%

Revenue

Revenue increased $29.4 million, or 11%, to $289.8 million for the three months ended June 30, 2005 from $260.4 million for the three months ended June 30, 2004. The increase was primarily attributable to increased lease and mobile satellite services revenues related to contracts we acquired as part of the COMSAT General acquisition in October 2004 and growth in our managed solutions throughout all service categories. This increase was partially offset by a decline in our legacy channel services revenue and the loss of our IS-804 satellite in January 2005. The decline in channel services revenue was primarily due to a decline in the volume of capacity sold as channel services, which reflects the continued migration of point-to-point satellite traffic to fiber optic cables across transoceanic routes, the reduced capacity requirements of our customers due to economic factors in certain geographical regions, and the optimization of their networks.

Revenue increased $88.7 million, or 18%, to $582.9 million for the six months ended June 30, 2005 from $494.2 million for the six months ended June 30, 2004. The increase was primarily due to the factors mentioned above in the quarterly comparison. Additionally, the increase resulted from customers acquired with the Intelsat Americas acquisition on March 17, 2004, and six months of revenue from these customers in the current year compared to revenue from the acquisition date through June 30, 2004 in the prior year.

We expect our revenue from channel services to continue to decline as channel customers continue migrating point-to-point satellite traffic to fiber optic cable, which is generally more cost effective.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue (exclusive of depreciation and amortization) increased $13.8 million, or 30%, to $60.0 million for the three months ended June 30, 2005 from $46.2 million for the three months ended June 30, 2004. The increase was principally due to increases in costs of leased capacity from other satellite service companies that provide satellite capacity to selected customers we acquired with the COMSAT General transaction, and additional leased fiber capacity costs due to growth in our managed services. The increase was partially offset by a $4.1 million reduction between periods for in-orbit insurance, which we terminated on March 8, 2005, except on newly launched satellites. The three months ended June 30, 2004 included in-orbit insurance expense for 11 of our satellites.

Direct costs of revenue (exclusive of depreciation and amortization) increased $51.1 million, or 64%, to $130.8 million for the six months ended June 30, 2005 from $79.7 million for the six months ended June 30, 2004. The increase was principally due to the factors mentioned above in the quarterly comparison, increases in employee compensation costs associated with equity incentive plans of $6.3 million and $3.9 million in accrued expense associated with our corporate bonus plan. The increase was partially offset by the in-orbit insurance reductions mentioned above in the quarterly comparison.

We anticipate that our direct costs of revenue (exclusive of depreciation and amortization) are likely to continue to increase as we continue to develop and invest in managed services initiatives, incur costs to purchase satellite capacity from other providers that service customer contracts we acquired with the COMSAT General transaction and accrue expenses under our corporate bonus plan.

Selling, General and Administrative

Selling, general and administrative expenses increased $2.9 million, or 9%, to $35.1 million for the three months ended June 30, 2005 from $32.2 million for the three months ended June 30, 2004. The increase from the prior year period reflects increases in costs associated with equity incentive plans, severance payments and current year accruals under our corporate bonus plan, partially offset by our cost control efforts and staff reductions compared to the same period last year.

Selling, general and administrative expenses increased $51.7 million, or 79%, to $117.0 million for the six months ended June 30, 2005 from $65.3 million for the six months ended June 30, 2004. The increase was due primarily to increases in professional fees of $46.2 million, incurred mainly in connection with the Acquisition Transactions, and partly due to $5.9 million of costs associated with equity incentive plans and $7.6 million of other employee related costs for severance payments, management bonuses, and accruals under our corporate bonus plan. These increases were offset by a decrease of $8.7 million in bad debt expense, resulting from the realization of our MCI/Worldcom receivable (after bankruptcy proceedings) and payments from existing customers, who are also former shareholders of Intelsat, of past due amounts following their receipt of amalgamation proceeds from the Acquisition Transactions. Additionally, savings related to our cost control efforts and staff reductions compared to the same period in the prior year also offset the above increases.

Depreciation and Amortization

Depreciation and amortization increased $28.4 million, or 25%, to $143.8 million for the three months ended June 30, 2005 from $115.4 million for the three months ended June 30, 2004. This increase was primarily due to the increase in the fair value of our depreciable assets upon the closing of the Acquisition Transactions. The new fair values resulted in an increase in depreciation on our satellites of $16.2 million and an increase in amortization on our intangible assets of $7.8 million. Of the increase in depreciation and amortization, $5.3 million was also associated with our IS-10-02 satellite, which went into service in September 2004 and for which no amounts were recorded during the prior year period, and $0.7 million related to ground segment and infrastructure costs. These increases were partially offset by a decrease of $3.5 million in depreciation related to our IS-804 satellite, written off in January 2005, and the partial write-down of our IA-7 satellite in December 2004 following its partial failure, which resulted in lower depreciation expense during the 2005 period compared to the 2004 period.

Depreciation and amortization increased $59.7 million, or 27%, to $279.0 million for the six months ended June 30, 2005 from $219.3 million for the six months ended June 30, 2004. This increase was primarily due to the increase in the fair value of our depreciable assets upon the closing of the Acquisition Transactions. The new fair values resulted in an increase in depreciation on our satellites of $37.7 million and an increase in amortization on our intangible assets of $14.2 million. In addition, there was an increase of $5.4 million related to having six full months of depreciation on our Intelsat Americas satellites, acquired from Loral in March 2004, compared to less than four months in the prior year period. Of the increase in depreciation and amortization, $10.6 million was also associated with our IS-10-02 satellite, which went into service in September 2004, and $1.4 million related to ground segment and infrastructure costs. These increases were partially offset by a decrease of $7.0 million related to our IS-804 satellite, written off in January 2005, and the partial write-down of our IA-7 satellite in December 2004 following its partial failure, which resulted in lower depreciation expense.

Impairment of Asset Value

In January 2005, our IS-804 satellite experienced an unexpected electrical power system anomaly that resulted in the total loss of the satellite. As a result of this anomaly, we recorded a non-cash impairment charge of $69.2 million during the six months ended June 30, 2005 to write off the net book value of the IS-804 satellite of $73.3 million, net of satellite performance incentive obligations of $4.1 million. No other impairment charges were recorded during the six months ended June 30, 2005 or the comparable prior year period.

Restructuring Costs

During the six months ended June 30, 2004, and the period January 1 to January 31, 2005, we incurred restructuring costs of $2.4 million and $0.3 million, respectively, for severance and related benefit costs associated with reductions in our workforce made in connection with the Acquisition Transactions. No restructuring costs were incurred during the period February 1, 2005 through June 30, 2005.

Interest Expense

We incurred $184.7 million of gross interest costs during the six months ended June 30, 2005. Interest expense consists of the gross interest costs we incur less the amount of interest we capitalize related to capital assets under construction. Interest expense increased $107.0 million, or 145%, to $181.0 million for the six months ended June 30, 2005 from $73.7 million for the six months ended June 30, 2004. This increase was principally due to the increase of $91.5 million in interest costs associated with the approximately $2.55 billion of debt we incurred in connection with the Acquisition Transactions and the $478.7 million of debt we incurred in the form of the Senior Discount Notes issued in February 2005. The increase was also due to the reduction of our capitalized interest during the period, since fewer satellites were under construction during 2005, reflecting the completion of our satellite replacement program in 2004. We expect higher interest expense to continue in future periods while this debt is outstanding.

Interest Income

Interest income of $3.5 million for the six months ended June 30, 2005 increased by $0.2 million from $3.3 million for prior year period.

Other Income (Expense), Net

Other income (expense), net consists of non-operating income less non-operating expenses. Other income (expense), net was $0.2 million for the six months ended June 30, 2005, an increase of $1.2 million from other income (expense), net of ($1.0) million for the six months ended June 30, 2004. The increase was primarily due to late payment penalty income from customers of $1.0 million for the six months ended June 30, 2005.

Income Taxes

Our provision for income taxes totaled $14.8 million for the six months ended June 30, 2005 as compared to $11.1 million for the same period last year. The increase in expense was principally due to taxes on the proceeds received in connection with the MCI/Worldcom bankruptcy. Except for the one time event affecting our current period expense, our level of income tax expense is relatively constant year over year due to the relatively consistent level of taxable income we incur in jurisdictions for which we are subject to income taxes, principally the United States and the United Kingdom.

Because Bermuda does not currently impose an income tax, our statutory tax rate was zero. The difference between tax expense reported in our statements of operations and tax computed at statutory rates was attributable to the provision for foreign taxes, which were principally U.S. and U.K. taxes, as well as withholding taxes on revenue earned in many of our foreign markets.

The U.S. federal income tax returns of Intelsat Global Service Corporation, an indirect subsidiary of Intelsat, for the period July 19, 2001 to December 31, 2001, and the tax years ended December 31, 2002 and 2003, are currently under examination by the Internal Revenue Service. Also, the income tax return for Intelsat Global Sales & Marketing Ltd., a UK indirect subsidiary of Intelsat, for the year ended December 31, 2002 is currently under examination by UK tax authorities. While the ultimate results of such examinations cannot be predicted with certainty, our management believes that the examinations will not have a material adverse effect on our consolidated financial condition or results of operations.

Income (loss) from continuing operations

Loss from continuing operations of $205.0 million for the six months ended June 30, 2005 reflects a decrease of $250.3 million from income from continuing operations of $45.2 million for the six months ended June 30, 2004. The decrease during the period was principally due to higher operating expenses (including the IS-804 impairment charge) and interest expense, partially offset by higher revenue attributable to our Intelsat Americas and Comsat General acquisitions, as compared to the same period in 2004, as discussed above (see “—Operating Expenses” and “—Interest Expense”).

Loss from discontinued operations

For the six months ended June 30, 2004, we incurred a loss from discontinued operations, net of tax and minority interest, of $10.0 million due to the disposal of our investment in Galaxy Holdings in December 2004. No losses from discontinued operations were incurred in the same period in 2005.

Net income (loss)

Net loss of $205.1 million for the six months ended June 30, 2005 reflects a decrease of $240.4 million from $35.3 million of net income for the six months ended June 30, 2004. The decrease was primarily due to higher interest expense and higher operating expenses, including the IS-804 impairment charge, partially offset by higher revenue from our Intelsat Americas and Comsat General acquisitions.

We expect that interest expense associated with the debt incurred with the Acquisition Transactions and the $478.7 million of debt incurred with the Senior Discount Notes will continue to impact our net loss.

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

EBITDA of $265.9 million for the six months ended June 30, 2005 reflects a decrease of $70.1 million, or 21%, from $336.0 million for the same period in 2004. This decrease was principally due to higher operating expenses (including the $69.2 million IS-804 impairment charge), partially offset by higher revenue, as compared to the same period in 2004. EBITDA of $194.5 million for the three months ended June 30, 2005 reflects an increase of $21.5 million, or 12%, from $173.1 million for the same period in 2004. The increase was principally due to contributions from contracts acquired with the COMSAT General transaction during the 2005 period, which were not present in the 2004 period.

A reconciliation of net income (loss) to EBITDA is as follows:

	Predecessor Entity	Successor Entity	Predecessor Entity	Successor Entity
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2005	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005
Net income (loss)	$18,504	$(53,409)	$35,259	$(205,060)
Add:
Interest expense	33,435	99,475	73,652	180,679
Provision for income taxes	6,543	6,826	11,056	14,812
Depreciation and amortization	115,397	143,845	219,283	278,982
Subtract:
Interest income	818	2,215	3,282	3,497

EBITDA	$173,061	$194,522	$335,968	$265,916

Liquidity and Capital Resources

Cash Flow Items

Net cash provided by operating activities of $246.6 million for the six months ended June 30, 2005 reflects a decrease of $35.8 million, or 13%, from $282.4 million for the six months ended June 30, 2004. For the six months ended June 30, 2005, net cash provided by operating activities was principally comprised of $205.1 million in loss from continuing operations, $279.0 million in depreciation and amortization, an impairment charge of $69.2 million, and an increase in cash flows from operating assets and liabilities of $78.8 million. For the six months ended June 30, 2004, net cash provided by operating activities was principally comprised of $45.3 million in income from continuing operations and $219.3 million in depreciation and amortization, partially offset by a decrease in operating assets and liabilities of $6.6 million.

Net cash used in investing activities decreased $421.6 million to $26.4 million for the six months ended June 30, 2005 from $448.0 million cash used in investing activities for the six months ended June 30, 2004. This decrease reflects our limited capital expenditures following completion of our satellite replacement cycle in 2004 and net cash outflows in 2004 related to the Intelsat Americas acquisition, including a $50.0 million deposit for future satellite and payments of

$32.0 million for rights to orbital locations associated with the transaction. Payments for satellites and other property and equipment during the six month period ending June 30, 2005 included $58.3 million for launch insurance premiums associated with our IA-8 satellite that were returned to us in early 2005 because of launch delays and repaid to the insurers prior to launching IA-8 in June 2005.

Net cash used in financing activities decreased $2.6 million to $6.7 million for the six months ended June 30, 2005 from $9.3 million for the six months ended June 30, 2004. Our financing activities for the six months ended June 30, 2005 included $305.3 million of proceeds from issuance of the Senior Discount Notes and $200.0 million of term loan borrowings under the Credit Facility. Cash used for financing activities included a $305.9 million payment of a dividend to our sole shareholder, debt repayments of $201.8 million, and $4.35 million of payments for capital lease obligations and deferred satellite performance incentives. The decrease from the prior year was primarily due to payment of $4.0 million of debt issuance costs during 2004.

Historical Debt and Other Liabilities

At June 30, 2005, we had debt, including the current portion, of $4.78 billion, all of which was denominated in U.S. dollars. Our debt at June 30, 2005 consisted of $348.3 million of term loan borrowings, $400 million of 5.25% Senior Notes due in 2008, $600 million of 7.625% Senior Notes due in 2012, $875 million of 8.25% Senior Notes due in 2013, $700 million of 6.5% Senior Notes due in 2013, $675 million of 8.625% Senior Notes due in 2015, $1.0 billion of Floating Rate (7.805% interest rate at June 30, 2005) Senior Notes due in 2012, $316.0 million of 9.25% Senior Discount Notes due in 2015, $31.7 million in capital lease obligations and a $20.0 million note payable to Lockheed Martin Corporation. In connection with the Acquisition Transactions, the book values of our pre-acquisition senior notes were reduced to their fair values, thereby increasing the discounts (representing the difference between the fair values and the face values) on the notes. The discounts are amortized as interest expense over the remaining lives of the notes utilizing the effective interest method. The unamortized discount for these notes totaled $188.3 million as of June 30, 2005.

In connection with the Acquisition Transactions on January 28, 2005, Intelsat Bermuda entered into a Senior Secured Credit Facility, consisting of a $350.0 million term loan facility and a $300.0 million revolving loan facility. Under the term loan facility, $150.0 million was drawn in connection with the Acquisition Transactions. On February 28, 2005, an additional $200.0 million was borrowed under the term loan facility, which was used to repay the $200.0 million of Eurobond 8.125% notes due in February 2005. Additionally, in connection with the Acquisition Transactions, Intelsat Bermuda issued $1.0 billion of Floating Rate Senior Notes due 2012, $875.0 million of 8.25% Senior Notes due 2013, and $675.0 million of 8.625% Senior Notes due 2015. These notes (which were subsequently assumed by Intelsat Subsidiary Holding) are guaranteed by Intelsat, Ltd., Intelsat Bermuda and certain subsidiaries of Intelsat Subsidiary Holding. The net proceeds from these borrowings under the Senior Secured Credit Facility and the issuance of these notes were used as part of the funding to consummate the Acquisition Transactions. On February 11, 2005, Intelsat and Finance Co. issued $478.7 million in aggregate principal amount at maturity of 9.25% Senior Discount Notes due 2015. On March 3, 2005, Intelsat Bermuda transferred substantially all of its assets to Intelsat Subsidiary Holding. Intelsat Subsidiary Holding assumed substantially all of the then existing liabilities of Intelsat Bermuda and Intelsat Bermuda became a guarantor of the obligations under the Acquisition Finance Notes and the Senior Secured Credit Facility. Finance Co. was then amalgamated with Intelsat Bermuda. The proceeds of the offering of the Senior Discount Notes were distributed by Intelsat Bermuda to its parent, Intelsat and by Intelsat to Intelsat Holdings. Intelsat Holdings used those funds to repurchase a portion of the outstanding preferred shares of Intelsat Holdings.

Our cost of satellite construction includes an element of deferred consideration to satellite manufacturers referred to as satellite performance incentives. We are contractually obligated to make these payments over the lives of the satellites, provided the satellites continue to operate in accordance with contractual specifications. We capitalize the present value of these payments as part of the cost of the satellites and record a corresponding liability to the satellite manufacturers. This asset is amortized over the useful lives of the satellites and the liability is reduced as the payments are made. Our total satellite performance incentive payment liability was $50.2 million as of June 30, 2005 and $56.8 million as of December 31, 2004.

Receivables

Our receivables, net totaled $226.0 million at June 30, 2005 and $228.3 million at December 31, 2004. Of these amounts, our gross trade receivables, consisting of total billed and unbilled service charges, were $241.3 million at June 30, 2005 and $252.3 million at December 31, 2004. The remaining balance in both periods represented the allowance for doubtful accounts and other receivables.

Liquidity and Capital Resources

We had significant cash outlays during the first quarter of 2005 in connection with the Acquisition Transactions, the dividend to Intelsat Holdings, repayment of the 2005 Eurobond Notes, and repayment of amounts borrowed under the term loan facility. On February 28, 2005, Intelsat Bermuda borrowed $200.0 million under the $350.0 million term loan facility, which was used to fund the repayment of the 2005 Eurobond Notes at their maturity. We expect our most significant cash outlays for the remainder of 2005 to be the payment of interest on our outstanding debt.

We have incurred substantial debt, with payments to service this indebtedness substantially increasing our liquidity requirements as compared to prior years. In connection with the Acquisition Transactions, Intelsat Bermuda issued the Acquisition Finance Notes, which are comprised of $1.0 billion of Floating Rate Senior Notes due 2012, $875.0 million of 8.25% Senior Notes due 2013 and $675.0 million of 8.625% Senior Notes due 2015, and entered into the Senior Secured Credit Facility. The interest rate on the Floating Rate Senior Notes is reset every six months, and the interest rate increased to 8.695% on July 15, 2005, the most recent reset date. The Senior Secured Credit Facility, which is the obligation of Intelsat Subsidiary Holding, is comprised of a $350.0 million term loan facility maturing in July 2011 and a $300.0 million revolving credit facility maturing in January 2011. Due to $20.1 million in letters of credit that are outstanding under the facility, and limitations under covenants contained in the Credit Agreement governing the Credit Facility, we have $216.0 million of borrowing availability under the revolving credit facility. Following the Transfer Transactions, Intelsat Subsidiary Holding is now the obligor, and Intelsat Bermuda is a guarantor, of each of the Acquisition Finance Notes and the Senior Secured Credit Facility. The Credit Agreement governing the Senior Secured Credit Facility contains financial and operating covenants that, among other things, require Intelsat Subsidiary Holding to maintain financial coverage ratios, limit Intelsat Subsidiary Holding’s ability to pledge assets as security for additional borrowings and limit Intelsat Subsidiary Holding’s ability to pay dividends on Intelsat Subsidiary Holding’s ordinary shares. On February 11, 2005, Intelsat and Finance Co. issued $478.7 million in aggregate principal amount at maturity of Senior Discount Notes, which yielded $305.3 million of proceeds at issuance. The Senior Discount Notes have no cash interest requirement for the first five years. In connection with the Transfer Transactions, Finance Co. was amalgamated with Intelsat Bermuda and Intelsat Bermuda became an obligor on the Senior Discount Notes.

Excluding the portion of our deposit on the IA-9 satellite and IA-8 launch insurance deposits described below, we plan to spend approximately $85.0 million in 2005 for capital expenditures. We intend to fund these requirements through cash on hand, cash provided by operating activities and, if necessary, borrowings under the revolving facility of the Senior Secured Credit Facilities.

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. This backlog and the predictable level of non-cash depreciation expense in the fixed satellite services sector reduce the volatility of the net cash provided by operating activities more than would otherwise be the case. However, we may have unplanned projects requiring significant capital expenditures or our capital requirements may be greater than we currently anticipate. Accordingly, we may be required to seek additional external financing. In addition, the ongoing consolidation in the FSS sector may require that we obtain funding for potential strategic transactions.

Capital Expenditures

Our capital expenditures depend on the means by which we pursue our business strategies and seek to respond to opportunities and trends in our industry. Our actual capital expenditures may differ from our expected capital expenditures if, among other things, we enter into any potential strategic transactions. Levels of capital spending from one year to the next are also influenced by the nature of the satellite life cycle and by the capital-intensive nature of the satellite industry. For example, we incur significant capital expenditures during the years in which we have satellites under construction. We typically procure a new satellite within a timeframe that would allow the satellite to be deployed at least one year prior to the end of the orbital maneuver life of the satellite to be replaced. As a result, we frequently experience significant variances in our capital expenditures from year to year.

Payments for satellites and other property and equipment during 2005 included $58.3 million for launch insurance premiums associated with our IA-8 satellite that were returned to us in early 2005 because of launch delays and which we repaid to the insurance providers prior to its launch in June 2005. Excluding the portion of the IA-9 deposit and the IA-8 launch insurance deposits classified as capital in 2005, we plan to spend approximately $85.0 million in 2005 for capital expenditures. We expect that our level of capital expenditures in the near term will be significantly lower than that of the past several years. We do not currently expect the IA-7 satellite anomaly or the loss of our IS-804 satellite to result in the acceleration of capital expenditures to replace the IA-7 satellite or the IS-804 satellite. As a result of these factors, we expect that our capital expenditures, excluding the deposit to be reclassified as capital expenditures, will be reduced to levels of less than $100 million per year for the next several years.

IS-804 Satellite Anomaly

As previously reported, on January 14, 2005, our IS-804 satellite experienced a sudden and unexpected electrical power system anomaly that resulted in the total loss of the satellite. We established a failure review board (“FRB”) with the manufacturer of IS-804, Lockheed Martin Corporation, to investigate the cause of the anomaly. The IS-804 satellite was a Lockheed Martin 7000 series (“LM 7000 series”) satellite, and we operate three other satellites in the LM 7000 series, the IS-801, IS-802 and IS-805 satellites. While the FRB is not expected to complete its analysis until the end of September 2005, we currently believe, based on the FRB’s analysis to date, that the IS-804 failure is not likely to have been caused by an IS-804 specific workmanship or hardware element, but is more likely related to the LM 7000 Series design under certain operational and environmental conditions. The FRB’s analysis is expected to include an assessment of the overall risk level for our other LM 7000 series satellites, and a determination of whether any operational steps can be taken to mitigate the risk. We are also analyzing our satellite deployment plan and may make adjustments to this plan upon review of the FRB’s findings. We do not believe that any of our satellites other than those described above is affected by the IS-804 anomaly or the FRB findings.

As previously disclosed in our Annual Report on Form 20-F, if any of our satellites suffers a total or partial loss, our ability to generate revenue from the affected satellite may be permanently reduced or eliminated. A total or partial loss may increase our cash operating expenses to the extent we are required to reposition ground equipment in connection with moving customers to other satellites, and to the extent we are required to lease additional capacity on satellites we do not own to maintain service to our customers that were leasing capacity on the affected satellite. Additionally, to the extent any such total or partial loss is uninsured or less than fully insured, any resulting charge, write-down or write-off would negatively impact our operating income. Our backlog may also be negatively impacted if any such total or partial loss results in the termination of customer contracts. However, we believe that the size and flexibility of our global satellite fleet will enable us to mitigate the impact of a failure of any of our LM 7000 series satellites mentioned above. As previously disclosed, the recent failures of our IS-804 and IA-7 satellites did not materially affect our backlog or revenue, and we believe that a failure of any of our LM 7000 series satellites is unlikely to have a materially adverse impact on our backlog or revenue.

Currency and Exchange Rates

Substantially all of our customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, we are not exposed to material currency exchange risk. However, our service contracts with our Brazilian customers provide for payment in Brazilian reais. Accordingly, we are subject to the risk of a reduction in the value of the Brazilian real as compared to the U.S. dollar in connection with payments made by Brazilian customers, and our exposure to fluctuations in the exchange rate for Brazilian reais is ongoing. However, the rates payable under our service contracts with most of our Brazilian customers are adjusted annually to account for inflation in Brazil, thereby mitigating our risk. For the six months ended June 30, 2005, our Brazilian customers represented approximately 1% of our revenue. Transactions in other currencies are converted into U.S. dollars using rates in effect on the dates of the transactions.

Disclosures about Market Risk

As of June 30, 2005, we had obligations related to our long-term debt agreements. These financial instruments are discussed further in Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report.

We are subject to interest rate and related cash flow risk in connection with the $1 billion floating rate Senior Notes due 2012 issued in January 2005, which floating rate resets every six months, and borrowings under the Senior Secured Credit Facility in January 2005 in connection with the Acquisition Transactions, and in February 2005 in connection with the payment at maturity of our Eurobond 8.125% Notes. Our interest rate on the $1.0 billion floating rate Senior Notes increased to 8.695% on July 15, 2005, an increase of 89 basis points since issuance. We are not subject to interest rate fluctuations on the remainder of our debt because the interest rate is fixed for the term of the debt.

Presented below is an analysis of our financial instruments as of June 30, 2005 that are sensitive to changes in interest rates. The table demonstrates the change in market value of the instruments calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS. With respect to our fixed-rate debt, the sensitivity table below illustrates “market values,” or the price at which the debt would trade should interest rates fall or rise in the range indicated, assuming similar terms and similar assessment of risk by our lenders. Market values are determined using market rates on comparable instruments as of June 30, 2005.

	Interest Rate Risk (in millions) as of June 30, 2005
	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value	(50 BPS)	(100 BPS)	(150 BPS)
$478.7 million principal 9.25% senior notes due 02/01/15	$354.7	$342.6	$330.8	$319.5	$307.1	$294.7	$282.8
$675 million principal 8.625% senior notes due 01/15/15	$762.2	$748.0	$732.2	$712.1	$692.8	$673.9	$652.8
$700 million principal 6.5% senior notes due 11/01/13	$621.4	$602.5	$584.4	$567.0	$550.2	$534.1	$518.5
$875 million principal 8.25% senior notes due 01/15/13	$965.1	$944.3	$923.6	$903.4	$883.8	$862.0	$838.7
$600 million principal 7.625% senior notes due 04/15/12	$570.1	$555.6	$541.6	$528.0	$514.8	$502.1	$489.7
$1 billion principal floating rate senior notes due 01/15/12	$1,017.6	$1,017.5	$1,017.5	$1,017.5	$1,017.5	$1,017.5	$1,017.4
$400 million principal 5.25% senior notes due 11/01/08	$389.6	$383.8	$378.1	$372.5	$367.0	$361.6	$356.3

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

Evaluation of Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in, and pursuant to, Rule 13a-15 of the Securities Exchange Act of 1934, as amended, as of June 30, 2005 under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and our Acting Chief Financial Officer (the “Acting CFO”). Because of the material weakness in our internal control described below, our CEO and our Acting CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2005. However, as described below under “Remediation Efforts Related to the Material Weakness in Internal Control,” we are currently working to eliminate the weakness.

Prior Period Weakness in Internal Control

During the quarter ended March 31, 2005, an evaluation was carried out under the supervision and with the participation of management, including our CEO and our former Chief Financial Officer (“the CFO”), of the effectiveness of our disclosure controls and procedures. The CFO resigned from the Company on June 30, 2005. Based on that evaluation, and based in part on the advice of our external auditors, our CEO and the CFO concluded that as of March 31, 2005, our disclosure controls and procedures were not effective, due to a material weakness in our internal control over financial reporting with respect to accounting for income taxes. More specifically, the material weakness related to a lack of personnel with adequate expertise in income tax accounting matters and a lack of adequate contemporaneous supporting documentation relating to the tax-related accounting of certain transactions. These deficiencies represented a material weakness in internal control over financial reporting on the basis that there was more than a remote likelihood that a material misstatement in our interim or annual financial statements due to errors in accounting for income taxes would not be prevented or detected by our internal control over financial reporting.

Remediation Efforts Related to the Material Weakness in Internal Control

In order to address the material weakness in our internal control during the quarter ended June 30, 2005, we took the following remediation steps:

•	We engaged third party tax consultants to assist with the more complex areas of our income tax accounting. As a result, we were able to include additional review levels in our tax calculation procedure for the period ending June 30, 2005, making it possible for each material part of our tax provision calculation and the documentation thereof to be reviewed by a person different from the preparer.

•	We have started updating and expanding the documentation of material controls and procedures in our tax department. We intend to complete this documentation process during the quarter ending September 30, 2005. This process will address the need for adequate contemporaneous documentation of tax-related accounting for material transactions.

•	We commenced a search to hire a senior tax professional to bolster our in-house tax capabilities.

Except for the efforts taken and currently underway as described above, no changes occurred during the quarter ended June 30, 2005 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

Beginning with the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2006, the Company will be subject to the provisions of Section 404 of the Sarbanes–Oxley Act of 2002 that require an annual management assessment of its internal control over financial reporting and related attestation by the Company’s independent registered public accounting firm.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

We are subject to litigation in the normal course of business, but we do not believe that the resolution of any pending proceedings will have a material impact on our financial position or results of operations.

As previously disclosed, two putative class action complaints have been filed against Intelsat in the U.S. District Court for the District of Columbia. The first was filed on June 24, 2004, and the second was filed on September 20, 2004. In each case, the named plaintiffs are Intelsat retirees, spouses of retirees or surviving spouses of deceased retirees. The complaints arise out of a resolution adopted by the governing body of the IGO prior to privatization. They allege, among other things, that Intelsat wrongfully modified health plan terms to deny coverage to surviving spouses and dependents of deceased Intelsat retirees. Intelsat has moved to dismiss the complaints, arguing that the resolution is not enforceable, that Intelsat has the right to modify the terms of any postretirement health benefits being provided, and that the associated damages claims are without merit.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit
10.1	Amendment and Acknowledgement, dated June 21, 2005, to Employment Agreement, dated as of January 28, 2005, by and among Intelsat Holdings, Ltd., Intelsat (Bermuda), Ltd. and Conny Kullman.*

10.2	Amendment and Acknowledgement, dated June 21, 2005, to Employment Agreement, dated as of January 28, 2005, by and among Intelsat Holdings, Ltd., Intelsat, Ltd. and William Atkins.*

10.3	Amendment and Acknowledgement, dated June 21, 2005, to Employment Agreement, dated as of January 28, 2005, by and among Intelsat Holdings, Ltd., Intelsat, Ltd. and Ramu Potarazu.*

10.4	Amendment and Acknowledgement, dated June 21, 2005, to Employment Agreement, dated as of January 28, 2005, by and among Intelsat Holdings, Ltd., Intelsat Global Service Corporation and Kevin Mulloy.*

10.5	Amendment and Acknowledgement, dated June 20, 2005, to Employment Agreement, dated as of January 28, 2005, by and among Intelsat Holdings, Ltd., Intelsat Global Service Corporation and Tony Trujillo.*

10.6	Amendment and Acknowledgement, dated June 21, 2005, to Employment Agreement, dated as of January 28, 2005, between Intelsat Holdings, Ltd. and David McGlade.*

10.7	Amendment and Acknowledgement, dated June 21, 2005, to Employment Agreement, dated as of January 31, 2005, between Intelsat Holdings, Ltd., Intelsat, Ltd. and Phillip Spector.*

10.8	Engagement Contract, dated June 27, 2005, between Intelsat, Ltd. and FTI Palladium Partners, a division of FTI Consulting, Inc.*

10.9	Intelsat Holdings, Ltd. 2005 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to Intelsat’s Current Report on Form 8-K dated May 10, 2005).

10.10	Form of Restricted Share Agreement under Intelsat Holdings, Ltd. 2005 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to Intelsat’s Current Report on Form 8-K dated May 10, 2005).

10.11	Intelsat Holdings, Ltd. Bonus Plan (incorporated by reference to Exhibit 10.3 to Intelsat’s Current Report on Form 8-K dated May 10, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT, LTD.

By	/s/ David McGlade
David McGlade
Chief Executive Officer

Date: August 11, 2005

By	/s/ J. Robert Medlin
J. Robert Medlin
Acting Chief Financial Officer

Date: August 11, 2005