Form 10-Q
period 2005-09-30
INTELSAT LTD
filed 2005-11-10
CIK 1156871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 9, 2005, 12,000 ordinary shares, par value $1.00 per share, were outstanding.

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of December 31, 2004 and as of September 30, 2005 (Unaudited)	3
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2004, and September 30, 2005	4
	Unaudited Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2004 and for the period January 1 to January 31, 2005 (predecessor entity) and for the period February 1 to September 30, 2005 (successor entity).	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004, the period January 1 to January 31, 2005 (predecessor entity) and the period February 1 to September 30, 2005 (successor entity)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Submission of Matters to a Vote of Security Holders	38
Item 5.	Other Information	38
Item 6.	Exhibits	39

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

Unless otherwise indicated, discussion herein does not give effect to our planned acquisition of PanAmSat Holding Corporation, which, if the conditions to such acquisition are satisfied or waived (to the extent permitted by applicable law), is expected to be consummated in the second or third quarter of 2006.

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

When used in this quarterly report, the words “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” and “continue,” and the negative of these terms, and other similar expressions are intended to identify forward-looking statements. Examples of these forward-looking statements include, but are not limited to, statements regarding the following: the trends that we believe will impact our revenue and operating expenses in the future; the length of time it will take for the failure review board established to investigate the cause of the total loss of our IS-804 satellite to reach its conclusion; our current expectation that the IA-7 anomaly and the total loss of the IS-804 satellite will not result in the acceleration of capital expenditures; our plans for satellite launches in the next several years; our expected capital expenditures in 2005 and during the next several years; the impact on our financial position or results of operations of pending legal proceedings; the impact of the acquisition of us by Intelsat Holdings, including the incurrence by Intelsat Subsidiary Holding Company, Ltd., which we refer to as “Intelsat Sub Holdco,” the related guaranty executed by Intelsat (Bermuda), Ltd., which we refer to as “Intelsat Bermuda,” of substantial debt and interest expense in connection with the acquisition and in connection with a subsequent repurchase of certain preferred stock of Intelsat Holdings; and the timing, our ability to consummate and the impact of the PanAmSat Acquisition Transactions (as defined in this report).

The forward-looking statements made in this quarterly report reflect our intentions, plans, expectations, assumptions and beliefs about future events. These forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and other factors, many of which are outside of our control. These factors could cause actual results or developments to differ materially from the expectations expressed or implied in the forward-looking statements and include known and unknown risks. Known risks include, among others, the risks discussed under “Risk Factors” in our Registration Statement on Form S-4 filed with the SEC on November 4, 2005 (File No. 333-12946508) and in Item 3D — “Risk Factors,” in our Annual Report on Form 20-F for the fiscal year ended December 31, 2004, the political, economic and legal conditions in the markets we are targeting for communications services or in which we operate and other risks and uncertainties inherent in the telecommunications business in general and the satellite communications business in particular.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTELSAT, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	Predecessor Entity	Successor Entity
	As of December 31, 2004	As of September 30, 2005
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$141,320	$407,644
Receivables, net of allowance of $35,343 and $26,624, respectively	228,294	233,620
Insurance receivable	58,320	—
Deferred income taxes	12,854	10,656

Total current assets	440,788	651,920
Satellites and other property and equipment, net	3,637,357	3,453,048
Amortizable intangible assets, net	104,612	512,788
Non-amortizable intangible assets	255,002	560,000
Goodwill	130,829	122,653
Investment in affiliate	52,246	44,720
Other assets	173,422	174,694

Total assets	$4,794,256	$5,519,823

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$200,000	$3,500
Accounts payable and accrued liabilities	246,474	315,131
Deferred satellite performance incentives	7,968	7,336
Deferred revenue	39,566	28,255
Capital lease obligations	5,569	5,741

Total current liabilities	499,577	359,963

Long-term debt, net of current portion	1,742,566	4,777,939
Deferred satellite performance incentives, net of current portion	48,806	41,441
Deferred revenue, net of current portion	123,992	158,118
Accrued retirement benefits	56,016	108,459
Other long-term liabilities	17,478	15,972

Total liabilities	2,488,435	5,461,892

Commitments and contingencies
Shareholder equity
Preference shares, $3.00 par value, 2,500,000 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $3.00 par value, 216,666,666 2/3 shares authorized, 167,261,024 shares issued and 160,382,120 shares outstanding as of December 31, 2004; no shares issued or outstanding at September 30, 2005	500,000	—
Common stock, $1.00 par value, 12,000 shares authorized, issued and outstanding	—	12
Contributed capital	—	207,833
Paid-in capital	1,301,886	—
Retained earnings (deficit)	610,520	(149,844)
Accumulated other comprehensive (loss) income:
Minimum pension liability, net of tax	(1,367)	—
Unrealized gain (loss) on available-for-sale securities, net of tax	1,600	(70)
Ordinary shares purchased by subsidiary, 6,284,635 at December 31, 2004	(106,818)	—

Total shareholder equity	2,305,821	57,931

Total liabilities and shareholder equity	$4,794,256	$5,519,823

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended September 30,
	2004	2005
	Predecessor Entity	Successor Entity
	(Unaudited)	(Unaudited)
Revenue	$266,247	$293,599

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization shown separately below)	34,563	60,445
Selling, general and administrative	47,496	34,832
Depreciation and amortization	116,973	147,285
Restructuring costs	2,605	—

Total operating expenses	201,637	242,562

Operating income from continuing operations	64,610	51,037
Interest expense	37,824	102,897
Interest income	894	2,853
Other income (expense), net	(911)	(3,098)

Income (loss) from continuing operations before income taxes	26,769	(52,105)
Provision for income taxes	16,055	2,405

Income (loss) from continuing operations	10,714	(54,510)
Loss from discontinued operations, net of minority interest	(27,794)	—

Net loss	$(17,080)	$(54,510)

See accompanying notes to unaudited condensed consolidated financial statements

INTELSAT, LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity		Successor Entity
	Nine Months Ended September 30, 2004	January 1 to January 31, 2005	February 1 to September 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$760,538	$97,917	$778,680

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization shown separately below)	114,237	26,939	164,280
Selling, general and administrative	112,759	55,443	96,395
Depreciation and amortization	336,256	39,184	387,082
Impairment of asset value	—	69,227	—
Restructuring costs	5,002	263	—

Total operating expenses	568,254	191,056	647,757

Operating income (loss) from continuing operations	192,284	(93,139)	130,923
Interest expense	111,476	13,241	270,335
Interest income	4,177	191	6,160
Other income (expense), net	(1,886)	863	(3,775)

Income (loss) from continuing operations before income taxes	83,099	(105,326)	(137,027)
Provision for income taxes	27,111	4,400	12,817

Income (loss) from continuing operations	55,988	(109,726)	(149,844)
Loss from discontinued operations, net of minority interest	(37,809)	—	—

Net income (loss)	$18,179	$(109,726)	$(149,844)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor Entity		Successor Entity
	Nine Months Ended September 30, 2004	January 1 to January 31, 2005	February 1 to September 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$18,179	$(109,726)	$(149,844)
Loss from discontinued operations, net of minority interest	37,809	—	—

Income (loss) from continuing operations	55,988	(109,726)	(149,844)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	336,256	39,184	387,082
Impairment charge for IS-804 satellite	—	69,227	—
Provision for doubtful accounts	8,517	(5,799)	(676)
Foreign currency transaction loss (gain)	612	75	(565)
Deferred income taxes	—	2,375	(134)
Amortization of bond discount and issuance costs	3,336	430	42,848
Share in loss of affiliate	2,987	402	7,124
Changes in operating assets and liabilities, net of effects of acquisitions:			—
Receivables	(12,484)	(32,168)	22,806
Other assets	6,802	3,194	(7,474)
Accounts payable and accrued liabilities	53,280	49,932	44,275
Deferred revenue	70,077	(2,388)	(25,009)
Accrued retirement benefits	5,702	(27)	3,045
Other long-term liabilities	—	(3,327)	(3,179)

Net cash provided by operating activities	531,073	11,384	320,299

Cash flows from investing activities:
Payments for satellites and other property and equipment	(264,473)	(953)	(115,594)
Payments for future satellite	(50,000)	—	—
Payments for rights to orbital locations	(32,000)	—	—
Increase in restricted cash	700,000	—	—
Proceeds from insurance receivable	141,000	38,561	19,759
Payments for Intelsat Americas acquisition	(965,063)	—	—
Other	(8,166)	—	—

Net cash (used in) provided by investing activities	(478,702)	37,608	(95,835)

Cash flows from financing activities:
Repayment of long-term debt	(400,000)	—	(202,625)
Proceeds from bond issuance	—	—	305,348
Proceeds from credit facility borrowings	200,000	—	200,000
Debt issuance costs	(4,000)	—	—
Principal payments on deferred satellite performance incentives	(4,152)	(475)	(3,384)
Principal payments on capital lease obligations	(3,251)	—	(5,493)
Dividend to shareholder	—	—	(305,913)

Net cash used in financing activities	(211,403)	(475)	(12,067)

Effect of exchange rate changes on cash	(612)	(75)	565
Effect of discontinued operations on cash	(20,397)	—	—

Net change in cash and cash equivalents	(180,041)	48,442	212,962
Cash and cash equivalents, beginning of period	576,793	141,320	194,682

Cash and cash equivalents, end of period	$396,752	$189,762	$407,644

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

INTELSAT, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages and share amounts)

Note 1 Acquisition of Intelsat by Intelsat Holdings, Ltd.

On January 28, 2005, Intelsat, Ltd. (“Intelsat” or the “Company”) was acquired by Intelsat Holdings, Ltd. (“Intelsat Holdings,” formerly known as Zeus Holdings, Limited) for total cash consideration of approximately $3,000,000, with pre-acquisition debt of approximately $1,900,000 remaining outstanding. Intelsat Holdings is a Bermuda company formed at the direction of funds advised by or associated with Apax Partners Worldwide LLP and Apax Partners, Inc. (collectively, “Apax Partners”), Apollo Management V, L.P. (“Apollo”), MDCPIV Global Investments, LLP (“Madison Dearborn Partners”) and Permira Advisers LLC (“Permira”). Each of Apax Partners, Apollo, Madison Dearborn Partners and Permira is referred to as a “Sponsor” and the funds advised by or associated with each Sponsor are referred to as an “Investor Group.” The Investor Groups collectively are referred to as the “Investors.” As part of the Acquisition Transactions defined below, the Investors and certain members of management purchased preferred and ordinary shares of Intelsat Holdings (the “Equity Contributions”). Prior to the Acquisition Transactions, as defined below, funds advised by or associated with Madison Dearborn Partners transferred less than 0.1% of their interest in Intelsat Holdings to an unaffiliated investment partnership. Reference to the Investors include this partnership. References to “Intelsat” or the “Company” herein refer to Intelsat, Ltd. and, unless the context requires otherwise, to its subsidiaries.

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

On February 11, 2005, Intelsat and one of its subsidiaries, referred to as “Finance Co.,” issued $478,700 in aggregate principal amount at maturity of 9.25% Senior Discount Notes due 2015 (the “Senior Discount Notes”), yielding approximately $305,000 of proceeds at issuance. On March 3, 2005, Intelsat Bermuda transferred substantially all of its assets to a newly formed wholly owned subsidiary, Intelsat Subsidiary Holding Company, Ltd. (“Intelsat Sub Holdco”). Intelsat Sub Holdco assumed substantially all of the then-existing liabilities of Intelsat Bermuda, and Intelsat Bermuda became a guarantor of the obligations under the Acquisition Finance Notes and the Senior Secured Credit Facility. Following these transactions, Finance Co. was amalgamated with Intelsat Bermuda, and Intelsat Bermuda became an obligor on the Senior Discount Notes. The proceeds of the offering of the Senior Discount Notes were distributed by Intelsat Bermuda to its parent, Intelsat, and by Intelsat to Intelsat Holdings. Intelsat Holdings used those funds to repurchase a portion of the outstanding preferred shares of Intelsat Holdings.

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

As a result of the consummation of the Acquisition Transactions, a new entity (“successor entity”) was formed. Although the effective date was January 28, 2005, due to the immateriality of the results of operations for the period between January 28, 2005 and January 31, 2005, the Company has accounted for the consummation of the Acquisition Transactions as if they had occurred on January 31, 2005. The condensed consolidated financial statements presented for the three months and nine months ended September 30, 2004 and the period January 1 to January 31, 2005 are shown under the “predecessor entity.” The condensed consolidated financial statements for the successor entity show the operations of the successor entity from February 1, 2005, the date the successor entity applied push-down accounting, through September 30, 2005.

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

The unaudited pro forma results of operations provided below for the nine months ended September 30, 2004 and September 30, 2005 are presented as though the Acquisition Transactions had occurred at the beginning of the earliest period presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets, interest expense associated with the Acquisition Finance Notes and Senior Secured Credit Facility, and other acquisition-related adjustments in connection with the Acquisition Transactions. The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the Acquisition Transactions been consummated at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

	Nine months ended September 30, 2004	Nine months ended September 30, 2005
	(unaudited)	(unaudited)
Revenue	$760,538	$876,597
Loss from continuing operations	$(231,834)	$(290,048)
Net loss	$(269,643)	$(290,048)

INTELSAT, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages and share amounts)

Note 2 The PanAmSat Acquisition Transactions

On August 28, 2005, Intelsat Bermuda entered into a Merger Agreement (the “Merger Agreement”) with PanAmSat Holding Corporation (“PanAmSat”) and Proton Acquisition Corporation, a wholly owned subsidiary of Intelsat Bermuda. Pursuant to the Merger Agreement, Intelsat Bermuda agreed to acquire PanAmSat for total cash consideration of approximately $3.2 billion. As part of this transaction, approximately $3.2 billion in debt of PanAmSat and its subsidiaries will either be refinanced or remain outstanding.

Intelsat Bermuda has received financing commitments from a group of financial institutions for the full amount of the purchase price and for the full amount, if required, to repurchase and replace existing PanAmSat debt. The funding of the commitments is subject to certain conditions, including satisfaction of the conditions to the Merger Agreement. A substantial portion of the financing for the PanAmSat Acquisition Transactions is expected to be raised by Intelsat Bermuda, with additional financing expected to be raised by PanAmSat, PanAmSat Corporation (a direct subsidiary of PanAmSat) and Intelsat Sub Holdco.

Consummation of the merger is subject to various closing conditions, including but not limited to, the satisfaction or waiver of conditions regarding the receipt of requisite regulatory approvals, the receipt of financing by Intelsat Bermuda and the adoption of the Merger Agreement by a majority of PanAmSat’s stockholders. On October 26, 2005, PanAmSat informed the Company that a majority of its stockholders approved and adopted the Merger Agreement. If the Merger Agreement is terminated under specified circumstances relating to Intelsat’s inability to obtain financing or requisite regulatory approvals, Intelsat may be required to pay PanAmSat a termination fee of $250,000. Assuming the conditions to the acquisition are satisfied or waived (to the extent permitted by applicable law), the merger is expected to be consummated in the second or third quarter of 2006.

For more information on the PanAmSat Acquisition Transactions, see the Company’s Current Report on Form 8-K filed on August 30, 2005.

Note 3 Basis of presentation

The unaudited condensed consolidated financial statements of Intelsat, Ltd. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of these financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and (2) the reported amounts of revenue and expenses during the reporting period. Examples include the allowance for doubtful accounts and the estimated useful lives of satellites and other property and equipment. The results of operations for the periods presented are not necessarily indicative of operating results for the full year. Certain prior period amounts have been reclassified to conform to the current period’s presentation and the prior periods have been restated to reflect a discontinued operation (see Note 5). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Intelsat, Ltd.’s Annual Report on Form 20-F for the fiscal year ended December 31, 2004 on file with the Securities and Exchange Commission (“Intelsat’s Form 20-F”).

INTELSAT, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages and share amounts)

Note 4 Stock-based compensation

The Company had two stock-based employee compensation plans until consummation of the Acquisition Transactions, the 2001 Share Option Plan (the “2001 Plan”) and the 2004 Share Incentive Plan (the “2004 Plan”), which are described more fully in Note 16 to the audited consolidated financial statements included in Intelsat’s Form 20-F. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company used the intrinsic method of measuring and recognizing employee stock-based transactions under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Consequently, as all options granted under the 2001 Plan had an exercise price equal to the estimated fair value of the underlying ordinary shares on the date of grant, no stock-based employee compensation cost is reflected in net income for the 2001 Plan. However, stock-based employee compensation cost is reflected in net income for the predecessor entity periods for the 2004 Plan as it contained a liquidity mechanism which resulted in variable accounting and the requirement for recognition of compensation expense. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock-based compensation.

	Predecessor Entity
	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004	January 1 to January 31, 2005
Net income (loss), as reported	$(17,080)	$18,179	$(109,726)
Add compensation expense recognized in net income (loss), As reported, net of related tax effects	6,229	6,961	5,977

Deduct total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,727)	(3,218)	(397)

Pro forma net income (loss)	$(12,578)	$21,922	$(104,146)

At the closing of the Acquisition Transactions, all outstanding awards under the 2001 Plan vested, in the money awards were cashed out, and all other awards were cancelled. All outstanding awards made under the 2004 Plan were canceled as part of the Acquisition Transactions, and unvested awards were converted into deferred compensation accounts. The opening balance for each deferred compensation account was the excess, if any, of $18.75 over the exercise price of the relevant award made under the 2004 Plan. Generally, deferred compensation, plus interest, is payable to employees in accordance with vesting schedules in the original 2004 Plan awards, and unvested amounts will be forfeited upon employee termination. Approximately $15,200 was paid from the deferred compensation accounts as part of the Acquisition Transactions, and for the successor period ended September 30, 2005, $4,815 was paid. As of September 30, 2005, up to $13,400 in deferred compensation remains payable, with vesting through June 2007. The Company records compensation expense over the remaining vesting period following the conversion to deferred compensation, and $136 was expensed for the successor period ended September 30, 2005.

The Board of Directors of Intelsat Holdings adopted the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”) on May 4, 2005, pursuant to which up to 1,124,296 ordinary shares were reserved for grant to employees and directors of Intelsat Holdings and its direct and indirect subsidiaries. The Plan permits granting of awards in the form of incentive share options, nonqualified share options, restricted shares, restricted share units, share appreciation rights, phantom shares and performance awards. As of September 30, 2005, 928,976 restricted shares awarded under the 2005 Share Plan were outstanding. Of such restricted shares outstanding at September 30, 2005, an aggregate of 725,282 shares were awarded under certain employment agreements to various executive officers of Intelsat and its subsidiaries. These shares are subject to transfer, vesting and other restrictions as set forth in the applicable employment agreements. A portion of these restricted shares generally vest over sixty months, subject to the executive’s continued employment with the Company. The vesting of certain of the shares awarded is also subject to the meeting of certain performance criteria similar in nature to the performance criteria described in the next paragraph. Lastly, a portion of these restricted shares are subject to immediate vesting under certain circumstances.

INTELSAT, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages and share amounts)

All of the remaining 203,694 restricted shares outstanding at September 30, 2005 had been granted to employees of Intelsat Holdings and its subsidiaries effective as of January 28, 2005 pursuant to restricted share agreements. These restricted share agreements include transfer and other restrictions, and provide for vesting principally as follows: 50% of the shares awarded are time vesting shares, with 7/60 of the time vesting shares vesting on August 1, 2005 and the remainder of the time vesting shares vesting in fifty-three equal monthly installments of 1/60 of the shares per month beginning September 1, 2005; and the remaining 50% of such restricted shares awarded are performance shares that vest if and when prior to the eighth anniversary of January 28, 2005 the Investors have received a cumulative total return between 2.5 to 3 times the amounts invested by the Investors. Outstanding performance shares not vested by the eighth anniversary of their award shall be forfeited. Recipients of awards who terminate employment with Intelsat Holdings or its subsidiaries will forfeit unvested shares awarded, except that performance shares will remain outstanding for 180 days and will vest if performance vesting criteria are met within 180 days following termination without cause. Intelsat Holdings may repurchase vested shares following termination of employment of recipients of awards at fair market value (as defined in the 2005 Share Plan). Further details of vesting and other restrictions are set forth in the restricted share agreements themselves.

Except for the performance shares described above, the Company recognizes compensation expense for the share awards over the vesting period based on the fair market value of the shares at the award date. Compensation expense for the time vesting shares for the three months ended September 30, 2005 was $51. For the three months ended September 30, 2005, the Company did not recognize any compensation expense for performance shares, since there were no shares that met the vesting requirements.

Note 5 Disposal of investment in consolidated affiliate

As discussed more fully in Note 5 to the audited consolidated financial statements included in Intelsat’s Form 20-F, during 2004 Intelsat entered into an agreement to dispose of its investment in Galaxy Satellite TV Holdings Limited (“Galaxy Holdings”). Under the agreement, Intelsat transferred to TVB Satellite TV Holdings Limited all of Intelsat’s right, title and interest in its shares in Galaxy Holdings on December 28, 2004. In addition, Intelsat was not required to make a cash contribution of approximately $10,300 that would have been due in February 2005. An agreement relating to Intelsat’s in-kind contribution of satellite capacity on the IS-709 satellite terminated on March 31, 2005. As a result of the disposition agreement, Galaxy Holdings has been reported as a discontinued operation in the 2004 results.

Note 6 Receivables

Receivables were comprised of the following:

	Predecessor Entity	Successor Entity
	As of December 31,	As of September 30,
	2004	2005
Service charges:
Unbilled	$75,212	$63,994
Billed	177,082	185,106
Other	11,343	11,144
Allowance for doubtful accounts	(35,343)	(26,624)

Total	$228,294	$233,620

Unbilled satellite utilization charges represent amounts earned and accrued as receivable from customers for their usage of the Intelsat satellite system prior to the end of the period. These amounts were billed at the beginning of the following period.

INTELSAT, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages and share amounts)

The insurance receivable of $58,320 at December 31, 2004 represents a refund from insurers in connection with the IA-8 satellite launch insurance. Due to the delay in launching the IA-8 satellite (see Note 9 of Intelsat’s Form 20-F for further discussion), the insurers agreed to return 90% of the premiums previously paid and Intelsat was not required to pay these premiums until 30 days prior to launch. Intelsat received $58,320 of premiums in the first quarter of 2005 and repaid this amount to the insurers in the second quarter of 2005 prior to launching IA-8.

Note 7 Satellites and other property and equipment

Satellites and other property and equipment were comprised of the following:

	Predecessor Entity	Successor Entity
	As of December 31, 2004	As of September 30, 2005
Satellites, launch vehicles and services	$7,055,520	$3,284,205
Information systems and ground segment	681,252	360,150
Washington, D.C. building and other	235,490	170,697

Total cost	7,972,262	3,815,052
Less: accumulated depreciation	(4,334,905)	(362,004)

Total	$3,637,357	$3,453,048

Satellites and other property and equipment as of December 31, 2004 and September 30, 2005 included construction-in-progress of $227,403 and $118,751, respectively. These amounts relate primarily to satellites under construction and related launch services, including the recently launched IA-8 satellite that remained in construction-in-progress until it was formally placed in service on July 29, 2005. Interest costs of $16,771 were capitalized during the nine months ended September 30, 2004, and interest costs of $92 and $ 9,017 were capitalized during the periods January 1 to January 31, 2005 and February 1 to September 30, 2005, respectively.

Note 8 Satellite developments

On January 14, 2005, the Company’s IS-804 satellite experienced a sudden and unexpected electrical power system anomaly that resulted in the total loss of the satellite. In accordance with its existing satellite anomaly contingency plans, the Company has made alternative capacity available to its IS-804 satellite customers both on other Intelsat satellites and on other operators’ satellites. As a result, the Company has entered into a revenue share agreement with New Skies Satellites B.V. (“New Skies”) for alternate capacity provided to certain customers. Under the terms of the arrangement, affected customers remain under contract with Intelsat, and Intelsat shares in the revenue generated from the services now provided on the NSS-5 satellite. The agreement also gives Intelsat the option to provide reciprocal services to New Skies should it experience an anomaly in a New Skies satellite and seek restoration capacity for its own customers’ services. The Company recorded a net non-cash impairment charge of $69,227 in the period January 1 to January 31, 2005 to write off the value of the IS-804 satellite, which was not insured, and related deferred performance incentive obligations.

The Company established a failure review board (“FRB”) with the manufacturer of IS-804, Lockheed Martin Corporation, to investigate the cause of the anomaly. The IS-804 satellite was a Lockheed Martin 7000 series (“LM 7000 series”) satellite, and the Company operates three other satellites in the LM 7000 series, the IS-801, IS-802 and IS-805 satellites. The FRB is expected to release its report during the mid fourth quarter of 2005. The Company currently believes, based on the FRB’s analysis, that the IS-804 failure is not likely to have been caused by an IS-804 specific workmanship or hardware element, but is most likely caused by a high current event in the battery circuitry triggered by an electrostatic discharge that propogated to cause the sudden failure of the high voltage power system. Further, the Company believes that although this risk exists for its other LM 7000 series satellites, the risk to any individual satellite is low. The Company does not currently believe that any operational steps or adjustments to its satellite deployment plan are required to mitigate the risk.

INTELSAT, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages and share amounts)

Note 9 Launch deposit

As previously disclosed, Intelsat has a deposit of $30,000 with a launch provider for the launch of a future satellite. Under Intelsat’s agreement with the launch provider, as amended as of July 31, 2005, Intelsat has the right to extend until January 31, 2009 the deadline for giving notice of the type of satellite to be launched, provided Intelsat pays the launch provider $2,000 approximately every six months (which began on August 15, 2005), with such amounts being added to the $30,000 deposit currently being held by the launch provider. The deposit amount (as increased) will be credited by the launch provider against the launch price when Intelsat gives its notice relating to the future launch. Intelsat currently expects to use this launch, within the timeframe envisioned by the agreement with the launch provider, as amended, in connection with the launching of a satellite presently under construction.

Note 10 Goodwill and other intangible assets

As part of the Acquisition Transactions, the Company’s intangible assets were revalued with the assistance of an independent third party. The allocation of purchase price has not been finalized. The carrying amount and accumulated amortization, based on the preliminary purchase price allocation, of acquired intangible assets subject to amortization consisted of the following:

	Predecessor Entity	Successor Entity
	As of December 31, 2004	As of September 30, 2005
Customer relationships	$113,170	$138,188
Backlog	—	390,000
Technology	—	10,000
Business application software	638	—

Subtotal	113,808	538,188
Less: accumulated amortization	(9,196)	(25,400)

Total	$104,612	$512,788

Customer relationships have estimated lives ranging from four to twenty years. Backlog has an estimated life of 15 years, and technology has an estimated life of 8 years. The Company recorded amortization expense of $4,298, $936 and $25,400 for the nine months ended September 30, 2004, for the period January 1 to January 31, 2005 and for the period February 1 to September 30, 2005, respectively.

Scheduled amortization charges for the intangible assets as of September 30, 2005 are as follows:

2005	$9,525
2006	38,100
2007	38,100
2008	37,292
2009	33,250
2010 and thereafter	356,521

Total	$512,788

INTELSAT, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages and share amounts)

The carrying amount of acquired intangible assets not subject to amortization consisted of the following:

	Predecessor Entity	Successor Entity
	As of December 31, 2004	As of September 30, 2005
Goodwill	$130,829	$122,653

Tradename	$—	$30,000

Orbital locations	$255,002	$530,000

Note 11 Notes payable, long-term debt and other financing arrangements

The carrying amounts of notes payable and long-term debt were as follows:

	Predecessor Entity	Successor Entity
	As of December 31, 2004	As of September 30, 2005
Senior Secured Credit Facility, 5.25% interest rate as of September 30, 2005	$—	$347,375
Eurobond 8.125% Notes due February 28, 2005	200,000	—
5.25% Senior Notes due November 1, 2008	400,000	400,000
Discount, net of amortization, on the 5.25% Senior Notes due November 1, 2008	(79)	(20,673)
Floating Rate Senior Notes, 8.695% interest rate as of September 30, 2005, due January 15, 2012	—	1,000,000
7.625% Senior Notes due April 15, 2012	600,000	600,000
Discount, net of amortization, on the 7.625% Senior Notes due April 15, 2012	(3,368)	(51,967)
8.25% Senior Notes due January 15, 2013	—	875,000
6.50% Senior Notes due November 1, 2013	700,000	700,000
Discount, net of amortization, on the 6.50% Senior Notes due November 1, 2013	(1,958)	(109,059)
8.625% Senior Notes due January 15, 2015	—	675,000
9.25% aggregate principal at maturity of $478,700 Senior Notes due February 1, 2015	—	323,457
Note payable to Lockheed Martin Corporation, 7%, payable in annual installments of $5,000, beginning January 1, 2007	20,000	20,000
Capital lease obligations	33,540	28,047

Total long-term debt	1,948,135	4,787,180

Less:
Current portion of capital lease obligations	5,569	5,741
Current portion of long-term debt	200,000	3,500

Total current portion	205,569	9,241

Total long-term debt, excluding current portion	$1,742,566	$4,777,939

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

In connection with the Acquisition Transactions, the previous $800,000 credit facility was replaced with a $650,000 Senior Secured Credit Facility, consisting of a $350,000 term loan facility maturing in July 2011 and a $300,000 revolving loan facility maturing in January 2011. On January 28, 2005, at the close of the Acquisition Transactions, Intelsat Bermuda borrowed $150,000 under the term loan facility. On February 28, 2005, an additional $200,000 was borrowed under the term loan facility to repay $200,000 due at maturity of the Company’s Eurobond 8.125% Notes. The term loan facility requires quarterly principal repayments of $875 with the remaining unpaid balance due at the maturity of the loan. As a result of the Transfer Transactions described below, Intelsat Sub Holdco assumed the liabilities of Intelsat Bermuda under the Senior Secured Credit Facility. No amounts were outstanding under the revolving loan facility as of September 30, 2005; however, $20,056 in letters of credit issued and outstanding under the facility and limitations under covenants contained in the credit agreement governing the Senior Secured Credit Facility (the “Credit Agreement”) reduced borrowing availability under the revolving loan facility to $211,073. The Senior Secured Credit Facility is secured by a substantial portion of the Company’s assets. In addition, the Credit Agreement contains financial and operating covenants that, among other things, require Intelsat Sub Holdco to maintain financial coverage ratios, limit Intelsat Sub Holdco’s ability to pledge assets as security for additional borrowings and limit Intelsat Sub Holdco’s ability to pay dividends on its ordinary shares.

Also in connection with the Acquisition Transactions, Intelsat Bermuda issued $1,000,000 of floating rate (8.695% interest rate as of September 30, 2005) senior notes due 2012, $875,000 of 8.25% senior notes due 2013 and $675,000 of 8.625% senior notes due 2015 (the “Acquisition Finance Notes”). The net proceeds from the borrowings under the Senior Secured Credit Facility and the Acquisition Finance Notes, together with the Equity Contribution and cash on hand, were used to consummate the Acquisition Transactions described in Note 1 above and to pay related fees and expenses.

On February 11, 2005, Intelsat and Finance Co. issued $478,700 in aggregate principal amount at maturity of 9.25% Senior Discount Notes due 2015 (the “Senior Discount Notes”), yielding $305,348 in proceeds at issuance. On March 3, 2005, Intelsat Bermuda transferred substantially all of its assets to a newly formed wholly owned subsidiary, Intelsat Sub Holdco. Intelsat Sub Holdco assumed substantially all of the then-existing liabilities of Intelsat Bermuda, and Intelsat Bermuda became a guarantor of the obligations under the Acquisition Finance Notes and the Senior Secured Credit Facilities. Finance Co. was then amalgamated with Intelsat Bermuda. The proceeds of the offering of the Senior Discount Notes were then distributed by Intelsat Bermuda to its parent, Intelsat, and by Intelsat to Intelsat Holdings. Intelsat Holdings used those funds to repurchase a portion of the outstanding preferred shares of Intelsat Holdings. These transactions are referred to collectively as the Transfer Transactions.

INTELSAT, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages and share amounts)

Note 12 Retirement plans and other retiree benefits

Note 15 to the consolidated financial statements included in Intelsat’s Form 20-F indicated that Intelsat expected to contribute $515 to its defined benefit pension plan during 2005 and it did not expect to make any contributions to its post-retirement health insurance plan, which is an unfunded plan. Intelsat contributed $499.3 to its pension plan during the period January 1 to September 30, 2005.

Net periodic pension and other post-retirement benefits costs include the following components for the nine months ended September 30, 2004 and the periods January 1 to January 31, 2005 and February 1 to September 30, 2005:

	Pension Benefits			Other Post-retirement Benefits
	Predecessor Entity		Successor Entity	Predecessor Entity		Successor Entity
	Nine Months Ended September 30, 2004	January 1 to January 31, 2005	February 1 to September 30, 2005	Nine Months Ended September 30, 2004	January 1 to January 31, 2005	February 1 to September 30, 2005
Service cost	$4,456	$373	$3,150	$3,193	$313	$2,502
Interest cost	13,558	1,583	12,438	3,067	338	2,717
Expected return on plan assets	(17,858)	(1,823)	(17,038)	—	—	—

Amortization of unrecognized prior service cost	35	3	—	(610)	(89)	—

Amortization of unrecognized net loss	2,210	424	—	—	—	—

Amortization of unrecognized transition asset	27	3	—	—	—	—

Total costs (benefit)	$2,428	$563	$(1,450)	$5,650	$562	$5,219

Note 13 Contingencies

(a) Insurance

As of September 30, 2005, Intelsat did not have in-orbit insurance coverage for 27 of its 28 satellites. The satellites had a net book value in aggregate of $2,568,759 as of December 31, 2004 and $2,636,433 as of September 30, 2005. At September 30, 2005, the IA-8 satellite was insured for the satellite’s approximate net book value under a policy covering its launch and first 180 days of in-orbit operations. This policy expires on December 20, 2005.

(b) Litigation and claims

The Company is subject to litigation in the normal course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on the Company’s financial position or results of operations.

As previously disclosed, two putative class action complaints were filed against Intelsat, Ltd. and Intelsat Global Service Corporation in 2004 in the U.S. District Court for the District of Columbia by certain named plaintiffs who are Intelsat retirees, spouses of retirees or surviving spouses of deceased retirees. The original complaints, which arose out of a resolution adopted by the governing body of the IGO prior to privatization, alleged, among other things, that Intelsat, Ltd. wrongfully modified health plan terms to deny coverage to surviving spouses and dependents of deceased Intelsat retirees. Both original complaints claimed breach of fiduciary duty under the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”), breach of contract, and estoppel. In addition, one of the complaints also alleged fraudulent misrepresentation. The original complaints sought a declaratory ruling that putative class members would be entitled to unchanged health plan benefits in perpetuity and injunctive relief prohibiting any changes to these benefits. Both of the original complaints also sought monetary damages, which were specified to be $250,000 in one of the complaints (but unspecified in the other).

INTELSAT, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages and share amounts)

The Company moved to dismiss the complaints, arguing that the IGO resolution is not enforceable against Intelsat, Ltd. or Intelsat Global Service Corporation; that the Company has the right to modify the terms of any postretirement health benefits being provided; and that the associated damages claim is without merit. Shortly before the Court’s hearing on the Company’s motions to dismiss on May 11, 2005, both groups of plaintiffs filed amended complaints to add certain factual allegations and claims, including a claim for $112,500 allegedly arising from an obligation under the IGO resolution to fund the plaintiffs’ postretirement health benefits if Intelsat, Ltd.’s consolidated net worth fell below $300,000. In addition, one of the amended complaints increased its claim for compensatory and punitive damages to $500,000.

On August 19, 2005, the Court granted the Company’s motion to dismiss plaintiffs’ fraud allegations, except for those plaintiffs who accepted early retirement in October 2001, but denied the Company’s motions to dismiss the original and amended complaints on other grounds. The Court also granted the plaintiffs’ motion to file an amended and consolidated complaint but denied (without prejudice) their motions to file discovery or to certify the litigation as a class action.

On September 30, 2005, the plaintiffs filed a third amended and consolidated complaint. Like the original complaints described above, the amended and consolidated complaint alleges claims for estoppel, breach of fiduciary duty under ERISA, and breach of contract. The amended and consolidated complaint also includes claims of fraudulent misrepresentation, fraudulent conveyance, and conspiracy to defraud plaintiffs. Under the amended and consolidated complaint, plaintiffs seek (i) a declaratory judgment that putative class members are entitled, in perpetuity, to health benefits as they existed on January 1, 2001; (ii) injunctive relief to prevent future changes to these benefits and to require continuing coverage for surviving spouses and dependents; (iii) a judgment in the amount of $112,500; (iv) compensatory and punitive damages of $1,000,000; and (v) attorneys’ fees and costs. The Company responded to the complaint with its answer, filed November 1, 2005, and a motion to dismiss the majority of the fraud and estoppel claims.

It is the Company’s position that the resolution does not create obligations that are enforceable against Intelsat, Ltd. or Intelsat Global Service Corporation. The Company intends to defend vigorously all allegations made in the amended and consolidated complaint.

(c) MFC and LCO protections

Most of the customer service commitments entered into prior to the privatization were transferred to Intelsat pursuant to novation agreements. These agreements contain provisions, including provisions for most favored customer (“MFC”) and lifeline connectivity obligation (“LCO”) protections, which constrain Intelsat’s ability to price services in some circumstances. MFC protection entitles eligible customers to the lowest rate Intelsat charges after July 18, 2001 for satellite capacity having substantially the same technical and commercial terms, subject to limited exceptions. MFC protection continues until July 18, 2006. Intelsat management does not believe that the MFC terms significantly restrict the Company’s ability to price services competitively. Intelsat’s LCO contracts require the Company to provide customers with the right to renew their service commitments covered by LCO contracts at prices no higher than the prices charged for those services on the privatization date. Under some circumstances, Intelsat may also be required by an LCO contract to reduce the price for a service commitment covered by the contract. LCO protection may continue until July 18, 2013. As of September 30, 2005, Intelsat had not been required to reduce prices for its LCO-protected service commitments. However, there can be no assurances that Intelsat will not be required to reduce prices in the future under its MFC and LCO commitments.

(d) ORBIT Act

On April 15, 2005, the FCC issued an order in which it found that Intelsat had substantially diluted the ownership interests of the former Signatories and, thus, was in compliance with all of the privatization requirements of the Open-Market Reorganization for the Betterment of International Telecommunications Act (the “ORBIT Act”). As such, Intelsat’s FCC licenses no longer contain any ORBIT Act-related restrictions on Intelsat’s ability to provide services to, from, or within the United States. On July 12, 2005, the ORBIT Act was amended to, among other things, remove the prohibition on Intelsat’s ability to reaffiliate with another fixed satellite services operator, New Skies Satellites.

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

The Indian tax authorities have recently issued a tax assessment to the Company which asserts a higher tax rate than the rate which the Company’s customers in India have been withholding with respect to sales to India-based customers. The Company has appealed this assessment with the Indian tax authorities. While the outcome of this appeal cannot be predicted with certainty, the Company believes that its probability of ultimately prevailing with respect to this issue does not warrant accruing any additional tax, although the appeals process may take up to 15 years. Accordingly, no provision has been recognized for the additional tax assessment asserted by the Indian tax authorities in the Company’s financial statements.

Note 14 Business segment and geographic information

Intelsat operates in a single industry segment, in which it provides satellite services to its communications customers around the world. Subsequent to the Acquisition Transactions on January 28, 2005, Intelsat does not provide significant services to its shareholders.

The geographic distribution of Intelsat’s revenue was as follows:

	Predecessor Entity	Successor Entity
	Three Months Ended September 30, 2004	Three Months Ended September 30, 2005
North America	36%	41%
Europe	22%	20%
Africa and Middle East	20%	20%
Asia Pacific	12%	10%
Latin America and Caribbean	10%	9%

Revenue by region is based on the locations of customers to which services are billed. Intelsat’s satellites are in geosynchronous orbit, and consequently are not attributable to any geographic location. Of Intelsat’s remaining assets, substantially all are located in the United States. The increase in North America distribution is primarily attributable to our COMSAT General acquisition in 2004 and our IA-8 satellite being placed into service in July 2005.

INTELSAT, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages and share amounts)

Note 15 Customer reorganization

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

Note 16 Related party transactions

(a) Shareholders agreement

The shareholders of Intelsat Holdings, including recipients of restricted stock awards of Intelsat Holdings, entered into a shareholders agreement relating to Intelsat Holdings on January 28, 2005. The shareholders agreement and the bye-laws of Intelsat Holdings provide, among other things, for the governance of Intelsat Holdings and its subsidiaries and provide specific rights to and limitations upon the holders of Intelsat Holdings’ share capital with respect to shares held by such holders.

(b) Monitoring fee agreement and transaction fee

In connection with the closing of the Acquisition Transactions, Intelsat entered into a monitoring fee agreement (“MFA”) with Intelsat Holdings and the Sponsors, or affiliates of, or entities advised by, designated by or associated with, the Sponsors as the case may be (collectively, the “MFA parties”), pursuant to which the MFA parties provide certain monitoring, advisory and consulting services to Intelsat. Pursuant to the MFA, the Company is obligated to pay an annual fee equal to the greater of $6,250 and 1.25% of adjusted EBITDA (as defined in the indenture governing the Acquisition Finance Notes), and to reimburse the MFA parties for their out-of-pocket expenses. Intelsat has also agreed to indemnify the MFA parties and their directors, officers, employees, agents and representatives for losses relating to the services contemplated by the MFA and the engagement of the MFA parties pursuant to, and the performance by them of the services contemplated by, the MFA. To the extent permitted by the agreements and indentures governing indebtedness of Intelsat Bermuda and its subsidiaries, on a change of control or qualified initial public offering, the Sponsors may at their option receive a lump sum payment equal to the then present value of all then current and future monitoring fees payable, assuming a termination date of January 28, 2017. Intelsat recorded expense for services associated with these fees of $9,501 during the period January 1 to January 31, 2005 and $8,000 during the period February 1 to September 30, 2005.

As payment for certain structuring and advisory services rendered, Intelsat paid an aggregate transaction and advisory fee of $50,000 to the MFA parties upon the closing of the Acquisition Transactions. On May 13, 2005, the MFA parties waived a portion of the annual fee they were entitled to receive under the MFA with respect to fiscal 2004.

(c) Ownership by management

As part of the Acquisition Transactions, certain members of management purchased preferred and common equity of Intelsat Holdings and were granted restricted common equity of Intelsat Holdings (see Note 4).

(d) Sponsor investment

In April 2005, SkyTerra Communications, Inc., an affiliate of Apollo, one of the Sponsors, indirectly acquired 50% of the assets of Hughes Network Systems, one of Intelsat’s corporate network services customers.

(e) Dividends

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

INTELSAT, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages and share amounts)

On November 4, 2005, Intelsat Sub Holdco paid a dividend of approximately $198,800 to its parent Intelsat Bermuda, which in turn paid a dividend of that same amount to its parent, Intelsat, which in turn paid a dividend of that same amount to its parent, Intelsat Holdings. On November 4, 2005, Intelsat Holdings used these funds to repurchase all of the outstanding preferred shares of Intelsat Holdings, some of which were held by certain members of Intelsat management. The dividend paid by Intelsat Sub Holdco was funded with cash generated from the operating activities of its subsidiaries.

(f) FTI engagement contract

The Company has an engagement contract with FTI Palladium Partners, a division of FTI Consulting, Inc., a corporate finance consulting firm, pursuant to which it provides interim management services.

Note 17 New accounting pronouncements

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

Overview

We are a leading provider of fixed satellite communications services worldwide, supplying voice, data and video connectivity in over 200 countries and territories. Not including the Marisat-F2 satellite in which we acquired an ownership interest in connection with the COMSAT General Transaction, our global communications network includes 28 satellites in orbit, leased capacity on one additional satellite owned by other satellite operators in the Asia-Pacific region and ground facilities related to the operation and control of our satellites. Our network also includes ground network assets consisting of teleports, points of presence and fiber connectivity in locations around the world that we are using to provide managed services. We refer to our purchase of the business of COMSAT General Corporation and certain of its affiliates in October 2004 as the “COMSAT General Transaction.”

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

The Acquisition Transactions were accounted for under the purchase method of accounting. In accordance with SEC Staff Accounting Bulletin No. 54, “Push-Down Basis of Accounting in Financial Statements of Subsidiaries,” the purchase price paid by Intelsat Holdings to acquire Intelsat and related preliminary purchase accounting adjustments were “pushed down” and recorded in our financial statements. This resulted in a new basis of accounting for the “successor” period beginning on the day the Acquisition Transactions were consummated. As a result, the purchase price and related costs were preliminarily allocated to the estimated fair values of the assets acquired and liabilities assumed at the time of the acquisition based on management’s best estimates, which were based in part on the preliminary work of third-party appraisers. More specifically, our assets and liabilities were adjusted to fair value as of the closing date of the Acquisition Transactions. The excess of the total purchase price over the fair value of our net assets was allocated to goodwill. As a result of these adjustments, our depreciation and amortization expense has increased significantly, primarily due to increases in the fair values of our tangible assets and amortizable intangible assets. Also, our interest expense has increased due to interest on the Acquisition Finance Notes, the Senior Discount Notes and non-cash interest from the amortization of the discount applied to Intelsat’s long-term debt outstanding prior to the closing of the Acquisition Transactions. This discount results from a lower estimated fair value of this long-term debt under purchase accounting.

We are a highly leveraged company. As part of the Acquisition Transactions, we incurred substantial debt, including debt under the Senior Secured Credit Facility and the Acquisition Finance Notes, which has resulted in a significant increase in our interest expense and is expected to have a similar impact on future periods. In addition, we incurred additional indebtedness on February 3, 2005, in connection with the issuance of the Senior Discount Notes, which has further increased our interest expense. Payments required to service all of this indebtedness has substantially increased our liquidity requirements as compared to prior years, and will do so in future years. The Senior Secured Credit Facility and the Acquisition Finance Notes are guaranteed by Intelsat, Intelsat Bermuda and certain subsidiaries of Intelsat Sub Holdco.

The PanAmSat Acquisition Transactions

On August 28, 2005, Intelsat Bermuda entered into a Merger Agreement (the “Merger Agreement”) with PanAmSat Holding Corporation (“PanAmSat”) and Proton Acquisition Corporation, a wholly owned subsidiary of Intelsat Bermuda. Pursuant to the Merger Agreement, Intelsat Bermuda agreed to acquire PanAmSat for total cash consideration of approximately $3.2 billion. As part of this transaction, approximately $3.2 billion in debt of PanAmSat and its subsidiaries will either be refinanced or remain outstanding.

Intelsat Bermuda has received financing commitments from a group of financial institutions for the full amount of the purchase price and for the full amount, if required, to repurchase and replace existing PanAmSat debt. The funding of the commitments is subject to certain conditions, including satisfaction of the conditions to the Merger Agreement. A substantial portion of the financing for the PanAmSat Acquisition Transactions is expected to be raised by Intelsat Bermuda, with additional financing expected to be raised by PanAmSat, PanAmSat Corporation (a direct subsidiary of PanAmSat) and Intelsat Sub Holdco. If the PanAmSat Acquisition Transactions are completed, we will become a significantly more highly leveraged company than we currently are, which will result in a significant increase in our interest expense in future periods. As part of the PanAmSat Acquisition Transactions, it is expected that Intelsat Bermuda, Intelsat Sub Holdco, PanAmSat and PanAmSat Corporation will incur substantial additional debt, the aggregate principal amount of which is not expected to exceed $3.267 billion. A portion of the financing raised by Intelsat Bermuda may be guaranteed by Intelsat Sub Holdco and certain of its subsidiaries.

Consummation of the merger is subject to various closing conditions, including but not limited to, the satisfaction or waiver of conditions regarding the receipt of requisite regulatory approvals, the receipt of financing by Intelsat Bermuda and the adoption of the Merger Agreement by a majority of PanAmSat’s stockholders. On October 26, 2005, PanAmSat informed us that a majority of its stockholders approved and adopted the Merger Agreement. If the Merger Agreement is terminated under specified circumstances relating to Intelsat’s inability to obtain financing or requisite regulatory approvals, Intelsat may be required to pay PanAmSat a termination fee of $250 million. Assuming the conditions to the acquisition are satisfied or waived (to the extent permitted by applicable law), the merger is expected to be consummated in the second or third quarter of 2006. The transactions described above, including the merger and the financing of the merger, are referred to in this report as the PanAmSat Acquisition Transactions. For more information on the PanAmSat Acquisition Transactions, see our Current Report on Form 8-K filed with the SEC on August 30, 2005.

Unless otherwise indicated, the following discussion and analysis, including capital spending expectations, liquidity requirements, and other trends, do not give effect to, nor reflect the impact of, the PanAmSat Acquisition Transactions.

Results of Operations

As a result of the consummation of the Acquisition Transactions, the financial results for the first nine months of 2005 have been separately presented for the “Predecessor Entity” for the period January 1, 2005 through January 31, 2005 and for the “Successor Entity” for the period February 1, 2005 through September 30, 2005. The results for the first nine months of the prior year are presented under “Predecessor Entity.” For comparative purposes, we combined the periods from January 1, 2005 through September 30, 2005 in our discussion below, as we believe this combination is useful to provide the reader a more accurate comparison. This combination is not a GAAP measure and it is provided to enhance the reader’s understanding of the result of operations for the periods presented.

	Predecessor Entity		Successor Entity	Combined
	Nine Months Ended September 30, 2004	January 1 to January 31, 2005	February 1 to September 30, 2005	Nine Months Ended September 30, 2005
		(in thousands)
Revenue	$760,538	$97,917	$778,680	$876,597

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization shown separately below)	114,237	26,939	164,280	191,219
Selling, general and administrative	112,759	55,443	96,395	151,838
Depreciation and amortization	336,256	39,184	387,082	426,266
Impairment of asset value	—	69,227	—	69,227
Restructuring costs	5,002	263	—	263

Total operating expenses	568,254	191,056	647,757	838,813

Operating income (loss) from continuing operations	192,284	(93,139)	130,923	37,784
Interest expense	111,476	13,241	270,335	283,576
Interest income	4,177	191	6,160	6,351
Other income (expense), net	(1,886)	863	(3,775)	(2,912)

Income (loss) from continuing operations before income taxes	83,099	(105,326)	(137,027)	(242,353)
Provision for income taxes	27,111	4,400	12,817	17,217

Income (loss) from continuing operations	55,988	(109,726)	(149,844)	(259,570)
Loss from discontinued operations, net of minority interest	(37,809)	—	—	—

Net income (loss)	$18,179	$(109,726)	$(149,844)	$(259,570)

The following tables set forth our comparative statements of operations for the nine months ended September 30, 2004 and on a combined basis for the nine months ended September 30, 2005, and for the three months ended September 30, 2004 and September 30, 2005, with the increase (decrease) and percentage change between the periods presented:

	Nine Months Ended September 30, 2004	Combined Nine Months Ended September 30, 2005	Increase (Decrease)
	(in thousands)
Revenue	$760,538	$876,597	$116,059

Operating expenses:

Direct costs of revenue (exclusive of depreciation and amortization shown separately below)	114,237	191,219	76,982
Selling, general and administrative	112,759	151,838	39,079
Depreciation and amortization	336,256	426,266	90,010
Impairment of asset value	—	69,227	69,227
Restructuring costs	5,002	263	(4,739)

Total operating expenses	568,254	838,813	270,559

Operating income from continuing operations	192,284	37,784	(154,500)
Interest expense	111,476	283,576	172,100
Interest income	4,177	6,351	2,174
Other income (expense), net	(1,886)	(2,912)	(1,026)

Income (loss) from continuing operations before income taxes	83,099	(242,353)	(325,452)
Provision for income taxes	27,111	17,217	(9,894)

Income (loss) from continuing operations	55,988	(259,570)	(315,558)
Loss from discontinued operations, net of minority interest	(37,809)	—	37,809

Net income (loss)	$18,179	$(259,570)	$(277,749)

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2005	Increase (Decrease)
	(in thousands)
Revenue	$266,247	$293,599	$27,352

Operating expenses:

Direct costs of revenue (exclusive of depreciation and amortization shown separately below)	34,563	60,445	25,882
Selling, general and administrative	47,496	34,832	(12,664)
Depreciation and amortization	116,973	147,285	30,312
Restructuring costs	2,605	—	(2,605)

Total operating expenses	201,637	242,562	40,925

Operating income from continuing operations	64,610	51,037	(13,573)
Interest expense	37,824	102,897	65,073
Interest income	894	2,853	1,959
Other income (expense), net	(911)	(3,098)	(2,187)

Income (loss) from continuing operations before income taxes	26,769	(52,105)	(78,874)
Provision for income taxes	16,055	2,405	(13,650)

Income (loss) from continuing operations	10,714	(54,510)	(65,224)
Loss from discontinued operations, net of minority interest	(27,794)	—	27,794

Net loss	$(17,080)	$(54,510)	$(37,430)

The following table sets forth our revenue by service commitment type and percentage of our total revenue represented by each for the three months and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30, 2004		Three Months Ended September 30, 2005
	(in millions, except percentages)
Lease	$174.5	66%	$189.8	65%
Channel	65.3	24	54.0	19
Managed solutions	23.3	9	29.8	10
Mobile satellite services	—	—	15.7	5
Other	3.1	1	4.3	1

Total	$266.2	100%	$293.6	100%

	Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2005
	(in millions, except percentages)
Lease	$498.1	66%	$564.7	64%
Channel	201.1	26	171.5	20
Managed solutions	55.2	7	78.7	9
Mobile satellite services	—	—	49.7	6
Other	6.1	1	12.0	1

Total	$760.5	100%	$876.6	100%

Revenue

Revenue increased $27.4 million, or 10%, to $293.6 million for the three months ended September 30, 2005 from $266.2 million for the three months ended September 30, 2004. The increase was primarily attributable to increased lease and mobile satellite services revenues related to contracts we acquired as part of the COMSAT General Acquisition in October 2004 and growth in our managed solutions throughout all service categories. This increase was partially offset by a decline in our legacy channel services revenue and the loss of our IS-804 satellite in January 2005. The decline in channel services revenue was primarily due to a decline in the volume of capacity sold as channel services, which reflects the continued migration of point-to-point satellite traffic to fiber optic cables across transoceanic routes, the reduced capacity requirements of our customers due to economic factors in certain geographical regions, and the optimization of their networks.

Revenue increased $116.1 million, or 15%, to $876.6 million for the nine months ended September 30, 2005 from $760.5 million for the nine months ended September 30, 2004. The increase was primarily due to the factors mentioned above in the quarterly comparison. Additionally, the increase resulted from customers acquired with the Intelsat Americas acquisition on March 17, 2004, and nine months of revenue from these customers in the current year compared to revenue from the acquisition date through September 30, 2004 in the prior year.

We expect our revenue from channel services to continue to decline as channel customers continue migrating point-to-point satellite traffic to fiber optic cable, which is generally more cost effective.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue (exclusive of depreciation and amortization) increased $25.8 million, or 75%, to $60.4 million for the three months ended September 30, 2005 from $34.6 million for the three months ended September 30, 2004. The increase was principally due to increases in costs of leased capacity from other satellite service companies that provide satellite capacity to selected customers we acquired with the COMSAT General transaction, and additional leased fiber capacity costs due to growth in our managed services. The increase was partially offset by a $3.6 million reduction between periods for in-orbit insurance, which we terminated on March 8, 2005, except on newly launched satellites. The three months ended September 30, 2004 included in-orbit insurance expense for 11 of our satellites.

Direct costs of revenue (exclusive of depreciation and amortization) increased $77.0 million, or 67%, to $191.2 million for the nine months ended September 30, 2005 from $114.2 million for the nine months ended September 30, 2004. The increase was principally due to the factors mentioned above in the quarterly comparison, increases in employee compensation costs associated with equity incentive plans of $8.3 million, and $12.2 million in accrued expense associated with our corporate bonus plan. The increase was partially offset by the in-orbit insurance reductions mentioned above in the quarterly comparison.

We anticipate that our direct costs of revenue (exclusive of depreciation and amortization) are likely to continue to increase as we continue to develop and invest in managed solutions initiatives, incur costs to purchase satellite capacity from other providers that service customer contracts we acquired with the COMSAT General transaction and accrue expenses under our corporate bonus plan.

Selling, General and Administrative

Selling, general and administrative expenses decreased $12.7 million, or 27%, to $34.8 million for the three months ended September 30, 2005 from $47.5 million for the three months ended September 30, 2004. The decrease from the prior year period reflects our staff and related benefit costs decreases associated with our reduction of approximately 70 employees, or 8% of our workforce, from September 30, 2004 to September 30, 2005.

Selling, general and administrative expenses increased $39.0 million, or 34%, to $151.8 million for the nine months ended September 30, 2005 from $112.8 million for the nine months ended September 30, 2004. The increase was due primarily to increases in professional fees of $46.2 million, incurred mainly in connection with the Acquisition Transactions, and partly due to $5.9 million of costs associated with equity incentive plans and $7.6 million of other employee related costs for severance payments, management bonuses, and accruals under our corporate bonus plan. These increases were offset by a decrease of $6.7 million in bad debt expense, resulting from the realization of our MCI/Worldcom receivable (after bankruptcy proceedings) and payments from existing customers, who are also former shareholders of Intelsat, of past due amounts following their receipt of amalgamation proceeds from the Acquisition Transactions. Additionally, savings in staff costs described above under our quarterly comparison offset some of the effects of these increases. We expect continued savings in staff costs in future periods from our reduced staffing levels.

Depreciation and Amortization

Depreciation and amortization increased $30.3 million, or 26%, to $147.3 million for the three months ended September 30, 2005 from $117.0 million for the three months ended September 30, 2004. This increase was primarily due to the increase in the fair value of our depreciable assets upon the closing of the Acquisition Transactions. The new fair values resulted in an increase in depreciation on our satellites of $16.3 million and an increase in amortization on our intangible assets of $7.8 million. Additionally, $6.5 million of the depreciation increase was associated with our IS-10-02 and IA-8 satellites, which went into service in September 2004 and July 2005, respectively, and for which no depreciation was recorded during the prior year period, and $5.5 million of the increase related to ground segment and infrastructure costs. These increases were partially offset by decreases in depreciation of $3.5 million related to our IS-804 satellite, written off in January 2005, and $2.3 million related to the write-down of our IA-7 satellite in December 2004 following its partial failure, which resulted in lower depreciation expense during the 2005 period compared to the 2004 period.

Depreciation and amortization increased $90.0 million, or 27%, to $426.3 million for the nine months ended September 30, 2005 from $336.3 million for the nine months ended September 30, 2004. This increase was primarily due to the increase in the fair value of our depreciable assets upon the closing of the Acquisition Transactions. The new fair values resulted in an increase in depreciation on our satellites of $47.3 million and an increase in amortization on our intangible assets of $22.0 million. In addition, depreciation expense increased $2.8 million due to our having nine full months of depreciation on the Intelsat Americas satellites we acquired in March 2004, compared to less than seven months in the prior year period. Additionally, $17.1 million of the depreciation increase was associated with our IS-10-02 and IA-8 satellites, which went into service in September 2004 and July 2005, respectively, and for which no depreciation was recorded during the prior year period, and $14.4 million of the increase related to ground segment and infrastructure costs. These increases were partially offset by decreases in depreciation expense of $10.4 million related to our IS-804 satellite, written off in January 2005, and $3.9 million related to the write-down of our IA-7 satellite in December 2004 following its partial failure, which resulted in lower depreciation expense during 2005 compared to 2004.

Impairment of Asset Value

In January 2005, our IS-804 satellite experienced an unexpected electrical power system anomaly that resulted in the total loss of the satellite. As a result of this anomaly, we recorded a non-cash impairment charge of $69.2 million during the nine months ended September 30, 2005 to write off the net book value of the IS-804 satellite of $73.3 million, net of satellite performance incentive obligations of $4.1 million. No other impairment charges were recorded during the nine months ended September 30, 2005 or the comparable prior year period.

Restructuring Costs

During the three months and nine months ended September 30, 2004, and the period January 1 to January 31, 2005, we incurred restructuring costs of $2.6 million, $5.0 million and $0.3 million, respectively, for severance and related benefit costs associated with reductions in our workforce made in connection with the Acquisition Transactions. No restructuring costs were incurred during the three months ended September 30, 2005 or the period February 1, 2005 through September 30, 2005.

Interest Expense

We incurred $292.7 million of gross interest costs during the nine months ended September 30, 2005. Interest expense consists of the gross interest costs we incur less the amount of interest we capitalize related to capital assets under construction. Interest expense increased $65.1 million, or 172%, to $102.9 million for the three months ended September 30, 2005 from $37.8 million for the three months ended September 30, 2004. Interest expense increased $172.1 million, or 154%, to $283.6 million for the nine months ended September 30, 2005 from $111.5 million for the nine months ended September 30, 2004. This increase for the nine months ended September 30, 2005 was principally due to the increase of $149.7 million in interest costs associated with the approximately $2.55 billion of debt we incurred in connection with the Acquisition Transactions and the $478.7 million of debt we incurred in the form of the Senior Discount Notes issued in February 2005. The increase was also due to the reduction of our capitalized interest during the period, since fewer satellites were under construction during 2005, reflecting the completion of our satellite replacement program in 2004. We expect higher interest expense to continue in future periods while this debt, and debt that is expected to be incurred if the PanAmSat Acquisition Transactions are consummated, is outstanding.

Interest Income

Interest income of $6.4 million for the nine months ended September 30, 2005 increased by $2.2 million from $4.2 million for prior year period.

Other Income (Expense), Net

Other income (expense), net consists of non-operating income less non-operating expenses. Other expense, net was $2.9 million for the nine months ended September 30, 2005, an increase of $1.0 million from $1.9 million for the nine months ended September 30, 2004. The decrease was primarily due to an increase in losses from our investment in an affiliate from $3.0 million during 2004 to $7.5 million in 2005.

Income Taxes

Our provision for income taxes totaled $17.2 million for the nine months ended September 30, 2005, as compared to $27.1 million for the same period last year. The decrease in expense was principally due to a lower provision for foreign withholding taxes and lower earnings in our subsidiaries subject to U.S. tax compared to the prior year period. Our level of income tax expense is relatively constant year over year due to the relatively consistent level of taxable income we incur in jurisdictions for which we are subject to income taxes, principally the United States and the United Kingdom.

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

Income (loss) from continuing operations

Loss from continuing operations of $54.5 million for the three months ended September 30, 2005 reflects a decrease of $65.2 million from income from continuing operations of $10.7 million for the three months ended September 30, 2004. Loss from continuing operations of $259.6 million for the nine months ended September 30, 2005 reflects a decrease of $315.6 million from income from continuing operations of $56.0 million for the nine months ended September 30, 2004. These decreases were principally due to higher operating expenses (including the IS-804 impairment charge) and interest expense, partially offset by higher revenue attributable to our Intelsat Americas and COMSAT General acquisitions, as compared to the same period in 2004, as discussed above (see “—Operating Expenses” and “—Interest Expense”).

Loss from discontinued operations

For the three months and nine months ended September 30, 2004, we incurred a loss from discontinued operations, net of tax and minority interest, of $27.8 million and $37.8 million, respectively, due to the disposal of our investment in Galaxy Holdings in December 2004. No losses from discontinued operations were incurred during the comparable 2005 periods.

Net income (loss)

Net loss of $54.5 million for the three months ended September 30, 2005 reflected a decrease of $37.4 million from $17.1 million of net loss for the three months ended September 30, 2004. Net loss of $259.6 million for the nine months ended September 30, 2005 reflected a decrease of $277.8 million from $18.2 million of net income for the nine months ended September 30, 2004. These decreases were primarily due to higher interest expense and higher operating expenses, including the IS-804 impairment charge, and the loss from discontinued operations described above, partially offset by higher revenue from our Intelsat Americas and COMSAT General acquisitions.

We expect that interest expense associated with the debt incurred in connection with the Acquisition Transactions and the $478.7 million of debt in the form of the Senior Discount Notes, and debt that is expected to be incurred if the PanAmSat Acquisition Transactions are consummated, will continue to impact our net loss.

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

EBITDA of $461.1 million for the nine months ended September 30, 2005 reflects a decrease of $27.7 million, or 6%, from $488.8 million for the same period in 2004. This decrease was principally due to higher operating expenses, partially offset by higher revenue, as compared to the same period in 2004. EBITDA of $195.2 million for the three months ended September 30, 2005 reflects an increase of $42.3 million, or 28%, from $152.9 million for the same period in 2004. The increase was principally due to contributions from contracts acquired with the COMSAT General Transaction during the 2005 period, which were not present in the 2004 period.

A reconciliation of net income (loss) to EBITDA is as follows:

	Predecessor Entity	Successor Entity	Predecessor Entity	Successor Entity
	Three Months Ended September 30, 2004	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2005
Net income (loss)	$(17,080)	$(54,510)	$18,179	$(259,570)
Add:
Interest expense	37,824	102,897	111,476	283,576
Provision for income taxes	16,055	2,405	27,111	17,217
Depreciation and amortization	116,973	147,285	336,256	426,266
Subtract:
Interest income	894	2,853	4,177	6,351

EBITDA	$152,878	$195,224	$488,845	$461,138

Liquidity and Capital Resources

Cash Flow Items

Net cash provided by operating activities of $331.7 million for the nine months ended September 30, 2005 reflected a decrease of $199.4 million, or 38%, from $531.1 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, net cash provided by operating activities was principally comprised of $259.6 million in net loss, $426.3 million in depreciation and amortization, an impairment charge of $69.2 million, $43.3 million of non-cash amortization of bond discount and issuance costs, and an increase in cash flows from operating assets and liabilities of $49.7 million. For the nine months ended September 30, 2004, net cash provided by operating activities was principally comprised of $56.0 million in income from continuing operations, $336.3 million in depreciation and amortization, and an increase in operating assets and liabilities of $123.4 million.

Net cash used in investing activities decreased $420.5 million to $58.2 million for the nine months ended September 30, 2005 from $478.7 million for the nine months ended September 30, 2004. This decrease reflected our limited capital expenditures following completion of our satellite replacement cycle in 2004 and net cash outflows in 2004 related to the Intelsat Americas acquisition, including a $50.0 million deposit for future satellite and payments of $32.0 million for rights to orbital locations associated with the transaction. Payments for satellites and other property and equipment during the nine month period ending September 30, 2005 included $58.3 million for launch insurance premiums associated with our IA-8 satellite that were returned to us in early 2005 because of launch delays and repaid to the insurers prior to launching IA-8 in June 2005.

Net cash used in financing activities decreased $198.9 million to $12.5 million for the nine months ended September 30, 2005 from $211.4 million for the nine months ended September 30, 2004. Our financing activities for the nine months ended September 30, 2005 included $305.3 million of proceeds from issuance of the Senior Discount Notes and $200.0 million of term loan borrowings under the Credit Facility. Cash used for financing activities included a $305.9 million payment of a dividend to our sole shareholder, debt repayments of $202.6 million, and $9.4 million of payments for capital lease obligations and deferred satellite performance incentives. The decrease from the prior year was primarily due to payment of $400 million of debt during the nine months ended September 30, 2004 compared to $202.6 million during the nine months ended September 30, 2005.

Historical Debt and Other Liabilities

At September 30, 2005, we had debt, including the current portion, of $4.79 billion, all of which was denominated in U.S. dollars. Our debt at September 30, 2005 consisted of $347.4 million of term loan borrowings, $400.0 million of 5.25% Senior Notes due in 2008, $600.0 million of 7.625% Senior Notes due in 2012, $875 million of 8.25% Senior Notes due in 2013, $700.0 million of 6.5% Senior Notes due in 2013, $675 million of 8.625% Senior Notes due in 2015, $1.0 billion of Floating Rate (8.695% interest rate at September 30, 2005) Senior Notes due in 2012, $323.5 million of 9.25% Senior Discount Notes due in 2015, $28.0 million in capital lease obligations and a $20.0 million note payable to Lockheed Martin Corporation. In connection with the Acquisition Transactions, the book values of our pre-acquisition senior notes were reduced to their fair values, thereby increasing the discounts (representing the difference between the fair values and the face values) on the notes. The discounts are amortized as interest expense over the remaining lives of the notes utilizing the effective interest method. The unamortized discount for these notes totaled $181.7 million as of September 30, 2005. We also have a $300.0 million revolving loan facility available. However, $20.1 million in letters of credit issued and outstanding under the facility and limitations under covenants contained in the credit agreement governing the Senior Secured Credit Facility reduced borrowing availability under the revolving loan facility to $211.1 million as of September 30, 2005.

Our cost of satellite construction includes an element of deferred consideration to satellite manufacturers referred to as satellite performance incentives. We are contractually obligated to make these payments over the lives of the satellites, provided the satellites continue to operate in accordance with contractual specifications. We capitalize the present value of these payments as part of the cost of the satellites and record a corresponding liability to the satellite manufacturers. This asset is amortized over the useful lives of the satellites and the liability is reduced as the payments are made. Our total satellite performance incentive payment liability was $48.7 million as of September 30, 2005 and $56.8 million as of December 31, 2004.

Receivables

Our receivables, net totaled $233.6 million at September 30, 2005 and $228.3 million at December 31, 2004. Of these amounts, our gross trade receivables, consisting of total billed and unbilled service charges, were $249.0 million at September 30, 2005 and $252.3 million at December 31, 2004. The remaining balance in both periods represented the allowance for doubtful accounts and other receivables.

Liquidity and Capital Resources

We had significant cash outlays during the first quarter of 2005 in connection with the Acquisition Transactions, the dividend to Intelsat Holdings, repayment of the 2005 Eurobond Notes, and repayment of amounts borrowed under the term loan facility. On February 28, 2005, Intelsat Bermuda borrowed $200.0 million under the $350.0 million term loan facility, which was used to fund the repayment of the 2005 Eurobond Notes at their maturity. We expect our most significant cash outlays for the remainder of 2005 to be the payment of interest on our outstanding debt. In addition, we paid a dividend to our shareholder of $198.8 million in November 2005. We currently anticipate that cash provided from operations and amounts available under our Senior Secured Credit Facility will be sufficient to meet our liquidity needs, other than in connection with the PanAmSat Acquisition Transactions, for at least the next twelve months.

We have incurred substantial debt, with payments to service this indebtedness substantially increasing our liquidity requirements as compared to prior years. In connection with the Acquisition Transactions, Intelsat Bermuda issued the Acquisition Finance Notes, which are comprised of $1.0 billion of Floating Rate Senior Notes due 2012, $875.0 million of 8.25% Senior Notes due 2013 and $675.0 million of 8.625% Senior Notes due 2015, and entered into the Senior Secured Credit Facility. The interest rate on the Floating Rate Senior Notes is reset every six months, and the interest rate increased to 8.695% on July 15, 2005, the most recent reset date. The Senior Secured Credit Facility, which is the obligation of Intelsat Sub Holdco, is comprised of a $350.0 million term loan facility maturing in July 2011 and a $300.0 million revolving credit facility maturing in January 2011. Due to $20,056 in letters of credit that are outstanding under the facility, and limitations under covenants contained in the Credit Agreement governing the Credit Facility, we had $211,073 of borrowing availability under the revolving credit facility as of September 30, 2005. Following the Transfer Transactions, Intelsat Sub Holdco is now the obligor, and Intelsat Bermuda is a guarantor, of each of the Acquisition Finance Notes and the Senior Secured Credit Facility. The Credit Agreement governing the Senior Secured Credit Facility contains financial and operating covenants that, among other things, require Intelsat Sub Holdco to maintain financial coverage ratios, limit Intelsat Sub Holdco’s ability to incur additional indebtedness and pledge assets as security for additional borrowings and limit Intelsat Sub Holdco’s ability to make investments and pay dividends on Intelsat Sub Holdco’s ordinary shares. On February 11, 2005, Intelsat and Finance Co. issued $478.7 million in aggregate principal amount at maturity of Senior Discount Notes, which yielded $305.3 million of proceeds at issuance. The Senior Discount Notes have no cash interest requirement for the first five years. In connection with the Transfer Transactions, Finance Co. was amalgamated with Intelsat Bermuda and Intelsat Bermuda became an obligor on the Senior Discount Notes.

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. This backlog and the predictable level of non-cash depreciation expense in the fixed satellite services sector reduce the volatility of the net cash provided by operating activities more than would otherwise be the case. However, we may have unplanned projects requiring significant capital expenditures or our capital requirements may be greater than we currently anticipate. Accordingly, we may be required to seek additional external financing to fund any unanticipated capital expenditures. In addition, the ongoing consolidation in the FSS sector may require that we obtain funding for currently unplanned strategic transactions.

On August 28, 2005, we entered into a Merger Agreement with PanAmSat under the terms of which Intelsat Bermuda will acquire all outstanding shares of PanAmSat for $25.00 per share in cash. The Merger transaction is subject to a number of conditions and could be completed in the second or third quarter of 2006. As part of the PanAmSat Acquisition Transactions, it is expected that Inteslat Bermuda, Intelsat Sub Holdco, PanAmSat and PanAmSat Corporation will incur substantial additional debt, the aggregate principal amount of which is not expected to exceed $3.267 billion. In addition, as part of these transactions, approximately $3.2 billion in debt of PanAmSat and its subsidiaries will either be refinanced or remain outstanding. If the PanAmSat Acquisition Transactions are completed, we will become a significantly more highly leveraged company than we currently are.

On November 4, 2005, Intelsat Sub Holdco used cash generated from the operating activities of its subsidiaries to pay a dividend of approximately $198.8 million to its parent Intelsat Bermuda, which in turn paid a dividend of that same amount to its parent, Intelsat, Ltd., which in turn paid a dividend of that same amount to its parent Intelsat Holdings. Intelsat Holdings used these funds to repurchase all of its outstanding preferred shares on November 4, 2005.

Capital Expenditures

Our capital expenditures depend on the means by which we pursue our business strategies and seek to respond to opportunities and trends in our industry. Our actual capital expenditures may differ from our expected capital expenditures. Levels of capital spending from one year to the next are also influenced by the nature of the satellite life cycle and by the capital-intensive nature of the satellite industry. For example, we incur significant capital expenditures during the years in which we have satellites under construction. We typically procure a new satellite within a timeframe that would allow the satellite to be deployed at least one year prior to the end of the orbital maneuver life of the satellite to be replaced. As a result, we frequently experience significant variances in our capital expenditures from year to year.

Payments for satellites and other property and equipment during the nine months ended September 30, 2005 included $58.3 million for launch insurance premiums associated with our IA-8 satellite that were returned to us in early 2005 because of launch delays and which we repaid to the insurance providers prior to its launch in September 2005. Excluding the portion of the IA-9 deposit and the IA-8 launch insurance deposits classified as capital in 2005, we plan to spend approximately $85.0 million in 2005 for capital expenditures. We intend to fund these requirements through cash on hand, cash provided by operating activities and, if necessary, borrowings under the revolving facility of the Senior Secured Credit Facility. Excluding changes to planned capital expenditures that may result following our planned transaction with PanAmSat, we expect that our capital expenditures in the next several years for Intelsat operations will be significantly lower than those of the past several years. We do not currently expect the IA-7 satellite anomaly or the loss of our IS-804 satellite to result in the acceleration of capital expenditures to replace the IA-7 satellite or the IS-804 satellite. As a result of these factors, we expect that our capital expenditures will be reduced to levels of less than $100 million per year for the next several years.

IS-804 Satellite Anomaly

As previously reported, on January 14, 2005, our IS-804 satellite experienced a sudden and unexpected electrical power system anomaly that resulted in the total loss of the satellite. We established a failure review board (“FRB”) with the manufacturer of the IS-804, Lockheed Martin Corporation, to investigate the cause of the anomaly. The IS-804 satellite was a Lockheed Martin 7000 series (“LM 7000 series”) satellite, and we operate three other satellites in the LM 7000 series, the IS-801, IS-802 and IS-805 satellites. The FRB is expected to release its report during the mid fourth quarter of 2005. We currently believe, based on the FRB’s analysis, that the IS-804 failure is not likely to have been caused by an IS-804 specific workmanship or hardware element, but is most likely caused by a high current event in the battery circuitry triggered by an electrostatic discharge that propogated to cause the sudden failure of the high voltage power system. Further, we believe that although this risk exists for our other LM 7000 series satellites, the risk to any individual satellite is low. We do not currently believe that any operational steps or adjustments to our satellite deployment plan are required to mitigate the risk.

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

Currency and Exchange Rates

Substantially all of our customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, we are not exposed to material currency exchange risk. However, our service contracts with our Brazilian customers provide for payment in Brazilian reais. Accordingly, we are subject to the risk of a reduction in the value of the Brazilian real as compared to the U.S. dollar in connection with payments made by Brazilian customers, and our exposure to fluctuations in the exchange rate for Brazilian reais is ongoing. However, the rates payable under our service contracts with most of our Brazilian customers are adjusted annually to account for inflation in Brazil, thereby mitigating our risk. For the nine months ended September 30, 2005, our Brazilian customers represented approximately 1% of our revenue. Transactions in other currencies are converted into U.S. dollars using rates in effect on the dates of the transactions.

Disclosures about Market Risk

As of September 30, 2005, we had obligations related to our long-term debt agreements. These financial instruments are discussed further in Note 11 to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report.

We are subject to interest rate and related cash flow risk in connection with the $1 billion floating rate Senior Notes due 2012 issued in January 2005, which floating rate resets every six months, and borrowings under the Senior Secured Credit Facility in January 2005 in connection with the Acquisition Transactions, and in February 2005 in connection with the payment at maturity of our Eurobond 8.125% Notes. Our interest rate on the $1.0 billion floating rate Senior Notes increased to 8.695% on July 15, 2005, an increase of 89 basis points since issuance. We are not subject to interest rate fluctuations on the remainder of our debt because the interest rates are fixed for the term of the debt. Any changes in interest rates on the floating rate debt we incurred upon the closing of the Acquisition Transactions, and that we could incur upon the closing of the PanAmSat Acquisition Transactions, will impact our results of operations and cash flows.

Presented below is an analysis of our financial instruments as of September 30, 2005 that are sensitive to changes in interest rates. The table demonstrates the change in market value of the instruments calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS. With respect to our fixed-rate debt, the sensitivity table below illustrates “market values,” or the price at which the debt would trade should interest rates fall or rise in the range indicated, assuming similar terms and similar assessment of risk by our lenders. Market values are determined using market rates on comparable instruments as of September 30, 2005.

	Interest Rate Risk (in millions) as of September 30, 2005
	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value	(50 BPS)	(100 BPS)	(150 BPS)
$478.7 million principal 9.25% senior notes due 02/01/15	$353.0	$341.7	$330.3	$318.3	$305.8	$293.8	$282.4
$675 million principal 8.625% senior notes due 01/15/15	$718.9	$703.7	$689.3	$688.5	$669.9	$648.8	$629.4
$700 million principal 6.5% senior notes due 11/01/13	$592.7	$575.3	$558.6	$542.5	$527.0	$512.0	$497.6
$875 million principal 8.25% senior notes due 01/15/13	$938.4	$918.8	$899.1	$880.5	$858.6	$836.7	$814.8
$600 million principal 7.625% senior notes due 04/15/12	$545.8	$532.4	$519.5	$507.0	$494.8	$483.1	$471.6
$1 billion principal floating rate senior notes due 01/15/12	$1,025.3	$1,025.2	$1,025.1	$1,025.0	$1,024.9	$1,024.8	$1,024.7
$400 million principal 5.25% senior notes due 11/01/08	$385.7	$380.4	$375.2	$370.0	$364.9	$359.9	$355.0

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Evaluation of Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in, and pursuant to, Rule 13a-15 of the Securities Exchange Act of 1934, as amended, as of September 30, 2005 under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and our Acting Chief Financial Officer (the “Acting CFO”). Because of the material weakness in our internal control described below, our CEO and our Acting CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2005. However, as described below under “Remediation Efforts Related to the Material Weakness in Internal Control,” we are currently working to eliminate the weakness.

Prior Period Weakness in Internal Control

During the quarter ended March 31, 2005, an evaluation was carried out under the supervision and with the participation of management, including our CEO and our former Chief Financial Officer (the “former CFO”), of the effectiveness of our disclosure controls and procedures. The former CFO was replaced by our Acting CFO effective as of June 30, 2005. Based on that evaluation, and based in part on the advice of our external auditors, our CEO and the former CFO concluded that as of March 31, 2005, our disclosure controls and procedures were not effective, due to a material weakness in our internal control over financial reporting with respect to accounting for income taxes. More specifically, the material weakness related to a lack of personnel with adequate expertise in income tax accounting matters and a lack of adequate contemporaneous supporting documentation relating to the tax-related accounting of certain transactions. These deficiencies represented a material weakness in internal control over financial reporting on the basis that there was more than a remote likelihood that a material misstatement in our interim or annual financial statements due to errors in accounting for income taxes would not be prevented or detected by our internal control over financial reporting.

Remediation Efforts Related to the Material Weakness in Internal Control

In order to address the material weakness in our internal control during the quarter ended September 30, 2005, we took the following remediation steps:

•	We continued to engage third party tax consultants to assist with the more complex areas of our income tax accounting. As a result, we were able to include additional review levels in our tax calculation procedure for the period ending September 30, 2005, making it possible for each material part of our tax provision calculation and the documentation thereof to be reviewed by a person different from the preparer.

•	We continued to update and expand the documentation of material controls and procedures in our tax department. We completed a substantial portion of this documentation during the quarter ending September 30, 2005. This process will address the need for adequate contemporaneous documentation of tax-related accounting for material transactions.

•	We hired a Vice President of Tax and Tax Director during September 2005 to bolster our in-house tax capabilities.

Except for the efforts taken and currently underway as described above, no changes occurred during the quarter ended September 30, 2005 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

Beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, we will be subject to the provisions of Section 404 of the Sarbanes–Oxley Act of 2002 that require an annual management assessment of our internal control over financial reporting and related attestation by our independent registered public accounting firm.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

We are subject to litigation in the normal course of business, but we do not believe that the resolution of any pending proceedings will have a material impact on our financial position or results of operations.

As previously disclosed, two putative class action complaints were filed against Intelsat, Ltd. and Intelsat Global Service Corporation in 2004 in the U.S. District Court for the District of Columbia by certain named plaintiffs who are Intelsat retirees, spouses of retirees or surviving spouses of deceased retirees. The original complaints, which arose out of a resolution adopted by the governing body of the IGO prior to privatization, alleged, among other things, that Intelsat, Ltd. wrongfully modified health plan terms to deny coverage to surviving spouses and dependents of deceased Intelsat retirees. Both original complaints claimed breach of fiduciary duty under the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”), breach of contract, and estoppel. In addition, one of the complaints also alleged fraudulent misrepresentation. The original complaints sought a declaratory ruling that putative class members would be entitled to unchanged health plan benefits in perpetuity and injunctive relief prohibiting any changes to these benefits. Both of the original complaints also sought monetary damages, which were specified to be $250 million in one of the complaints (but unspecified in the other).

We moved to dismiss the complaints, arguing that the IGO resolution is not enforceable against Intelsat, Ltd. or Intelsat Global Service Corporation; that we have the right to modify the terms of any postretirement health benefits being provided; and that the associated damages claim is without merit. Shortly before the Court’s hearing on our motions to dismiss on May 11, 2005, both groups of plaintiffs filed amended complaints to add certain factual allegations and claims, including a claim for $112.5 million allegedly arising from an obligation under the IGO resolution to fund the plaintiffs’ postretirement health benefits if Intelsat, Ltd.’s consolidated net worth fell below $300 million. In addition, one of the amended complaints increased its claim for compensatory and punitive damages to $500 million.

On August 19, 2005, the Court granted our motion to dismiss plaintiffs’ fraud allegations, except for those plaintiffs who accepted early retirement in October 2001, but denied our motions to dismiss the original and amended complaints on other grounds. The Court also granted the plaintiffs’ motion to file an amended and consolidated complaint but denied (without prejudice) their motions to file discovery or to certify the litigation as a class action.

On September 30, 2005, the plaintiffs filed a third amended and consolidated complaint. Like the original complaints described above, the amended and consolidated complaint alleges claims for estoppel, breach of fiduciary duty under ERISA, and breach of contract. The amended and consolidated complaint also includes claims of fraudulent misrepresentation, fraudulent conveyance, and conspiracy to defraud plaintiffs. Under the amended and consolidated complaint, plaintiffs seek (i) a declaratory judgment that putative class members are entitled, in perpetuity, to health benefits as they existed on January 1, 2001; (ii) injunctive relief to prevent future changes to these benefits and to require continuing coverage for surviving spouses and dependents; (iii) a judgment in the amount of $112.5 million; (iv) compensatory and punitive damages of $1 billion; and (v) attorneys’ fees and costs. We responded to the complaint with our answer, filed November 1, 2005, and a motion to dismiss the majority of the fraud and estoppel claims.

It is our position that the resolution does not create obligations that are enforceable against Intelsat, Ltd. or Intelsat Global Service Corporation. We intend to defend vigorously all allegations made in the amended and consolidated complaint.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit
2.1	Merger Agreement, dated as of August 28, 2005, by and among Intelsat (Bermuda), Ltd, Proton Acquisition Corporation and PanAmSat Holding Corporation (incorporated by reference to Exhibit 2.1 of Intelsat Ltd.’s Report on Form 8-K, File No. 000-50262, filed on August 30, 2005).

10.1	Commitment Letter, dated as of August 28, 2005, by and among Intelsat (Bermuda), Ltd., Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc., Citigroup Global Markets Inc., Credit Suisse First Boston, Cayman Islands Branch, Lehman Commercial Paper Inc., and Lehman Brothers Inc. (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Report on Form 8-K, File No 000-50262, filed on August 30, 2005).

10.2	Amendment of Employment Agreement, Separation Agreement and Release of Claims, dated as of July 20, 2005, by and among William Atkins, Intelsat Holdings, Ltd, and Intelsat, Ltd. (incorporated by reference to Exhibit 10.29 of Intelsat Ltd.’s Registration on Form S-4, File No 333-12946508, filed on November 4, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT, LTD.

By	/s/ David McGlade
David McGlade
Chief Executive Officer

Date: November 10, 2005

By	/s/ J. Robert Medlin
J. Robert Medlin
Acting Chief Financial Officer

Date: November 10, 2005