Form 10-K
period 2005-12-31
INTELSAT LTD
filed 2006-04-17
CIK 1156871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered or to be registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates is zero. The registrant is a privately held corporation.

As of April 11, 2006, 12,000 common shares, par value $1.00 per share, were outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report constitute forward-looking statements that do not directly or exclusively relate to historical facts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements as long as they are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements.

When used in this Annual Report, the words “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” and “continue,” and the negative of these terms, and other similar expressions are intended to identify forward-looking statements. Examples of these forward-looking statements include, but are not limited to, statements regarding the following: our goal to sustain our leadership position in the fixed satellite services sector and enhance our free cash flow; our plan to expand the broadcast communities on selected satellites in our fleet; our belief that the direct-to-home transmission of television programming via satellite could contribute to future growth in the demand for satellite services as programmers seek to add programming to established networks and as new networks develop; our intent to continue to evaluate and pursue strategic transactions that can broaden our customer base, provide enhanced geographic presence, provide complementary technical and commercial capabilities, further utilize our infrastructure, modify our service application mix, and create operational efficiencies; our belief that our corporate network customers increasingly require managed solutions best addressed by a network that combines space and terrestrial infrastructure; our expectation that the fixed satellite services sector will experience relatively flat to moderate growth over the next few years; with respect to video contribution, our intent to expand our hybrid infrastructure to grow our business; our expectation that growth in high-definition television programming will increase the demand for wholesale satellite capacity; the trends that we believe will impact our revenue and operating expenses in the future; our intent to utilize our enhanced North American coverage as a result of the Intelsat Americas Transaction, as defined in this Annual Report; our expectation that the positive impact of the Intelsat Americas Transaction on our revenue will continue; our current assessment as to how long the IA-7 satellite should be able to provide service on its transponders; our belief that the chances of an anomaly on the IA-6 similar to that on the IA-7 are low; our belief that there is no connection between the IS-804 satellite anomaly and the IA-7 satellite anomaly; our current expectation that the IA-7 anomaly and the total loss of the IS-804 satellite will not result in the acceleration of capital expenditures to replace the IA-7 and IS-804 satellites, respectively; our plans for satellite launches in the near term; our expected capital expenditures in 2006 and during the next several years; our belief that our balanced geographic mix provides some protection from adverse regional economic conditions; the impact on our financial position or results of operations of pending legal proceedings; our intent to utilize our enhanced capabilities as a result of the COMSAT General Transaction, as defined in this Annual Report, to strengthen our position in the government customer sector; our belief that the COMSAT General Transaction will positively impact our revenue from lease services; the impact of the Acquisition Transactions, the Transfer Transactions and the timing of, our ability to consummate and the impact (including on our strategy and plans) of the PanAmSat Acquisition Transactions, each as defined in this Annual Report.

The forward-looking statements made in this Annual Report reflect our intentions, plans, expectations, assumptions and beliefs about future events. These forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and other factors, many of which are outside of our control. These factors could cause actual results or developments to differ materially from the expectations expressed or implied in the forward-looking statements and include known and unknown risks. Known risks include, among others, the risks discussed in Item 1A—Risk Factors, the political, economic and legal conditions in the markets we are targeting for communications services or in which we operate and other risks and uncertainties inherent in the telecommunications business in general and the satellite communications business in particular.

Other factors that may cause results or developments to differ materially from the forward-looking statements made in this Annual Report include, but are not limited to:

•	the quality and price of comparable communications services offered or to be offered by other satellite operators; and

•	the perceptions of our business, operations and financial condition and the industry in which we operate by the financial community and ratings agencies.

In connection with our acquisition of PanAmSat Holding Corporation as described in this Annual Report under Item 1—Business—The Transactions—The PanAmSat Acquisition Transactions, factors that may cause results or developments to differ materially from the forward-looking statements made in this Annual Report include, but are not limited to:

•	the failure to complete the proposed Merger Transaction (as defined in Item 1—Business—The Transactions—The PanAmSat Acquisition Transactions) within the time period specified in the Merger Agreement or at all or the need to modify aspects of the proposed Merger Transaction in order to obtain regulatory approvals or satisfy other conditions specified in the Merger Agreement (as defined in Item 1—Business—The Transactions—The PanAmSat Acquisition Transactions);

•	the possibility that a third party may file an opposition action or an objection with one or more regulatory agencies and authorities reviewing the proposed Merger Transaction;

•	our inability to obtain regulatory approvals or sufficient funds on reasonable and acceptable terms in order to consummate the proposed Merger Transaction;

•	a change in the health of, or a catastrophic loss during the in-orbit operations of, one or more of, the PanAmSat satellites to be acquired;

•	the failure to achieve our strategic objectives for the acquisition of PanAmSat; and

•	the failure to successfully integrate or to obtain expected synergies from our acquisition of PanAmSat on the expected timetable or at all.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, level of activity, performance or achievements. Because actual results could differ materially from our intentions, plans, expectations, assumptions and beliefs about the future, you are urged not to rely on forward-looking statements in this Annual Report and to view all forward-looking statements made in this Annual Report with caution. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

INTERNET ACCESS TO COMPANY’S REPORTS

Our website is www.intelsat.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendment to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. Material contained on our website is not incorporated by reference into, and you should not consider it part of, this Annual Report on Form 10-K. The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

PART I

Item 1.	Business

Unless otherwise indicated, this description of Intelsat, Ltd., referred to as “we,” “us,” and “our,” and our business does not give effect to, nor reflects the impact of, the PanAmSat Acquisition Transactions. For information on the PanAmSat Acquisition Transactions, see “—The Transactions—The PanAmSat Acquisition Transactions.”

Our History

We are the successor entity to the International Telecommunications Satellite Organization, referred to as the IGO. The IGO was a public intergovernmental organization created on an interim basis by its initial member states in 1964 and formally established in February 1973 upon entry into force of an intergovernmental agreement.

The member states that were party to the treaty governing the IGO, referred to as the Parties, designated certain entities, known as the Signatories, to market and use the IGO’s communications system within their territories and to hold investment share in the IGO. Signatories were either private telecommunications entities or governmental agencies of the applicable Party’s country or territory. Some Signatories authorized certain other entities located within their territories that used the IGO’s satellite system, known as the Investing Entities, to invest in the IGO as well. Both Signatories and Investing Entities made capital contributions to the IGO and received capital repayments from the IGO in proportion to their investment share in the IGO. Signatories and Investing Entities were also the IGO’s principal customers. Each Signatory’s and Investing Entity’s investment share in the IGO was based on its level of use of the IGO’s satellite system as compared to the use by other Signatories and Investing Entities.

As a public intergovernmental organization, the IGO was exempt from various taxes and enjoyed privileges, exemptions and immunities in many of its member states. However, due to its status as an intergovernmental organization, the IGO’s business was subject to certain operating restrictions. For example, the IGO could not own or operate its own earth stations or provide retail services directly to end users in certain countries. It also could not set market-based pricing for its services or engage in business relationships with non-Signatories without first obtaining Signatory approval.

The Privatization

Our management began contemplating privatization in the mid-1990s in order to be able to operate our business free of the restrictions described above and to better position us to be responsive to a number of commercial, competitive and regulatory forces. In November 2000, the Assembly of Parties unanimously approved our management’s specific plan for our privatization and set the date of privatization for July 18, 2001. On July 18, 2001, substantially all of the assets and liabilities of the IGO were transferred to us.

The privatization required the amendment of the two formal agreements establishing the IGO. These two agreements were the Agreement Relating to the International Telecommunications Satellite Organization “INTELSAT,” known as the INTELSAT Agreement, and the Operating Agreement Relating to the International Telecommunications Satellite Organization “INTELSAT,” known as the Operating Agreement, which both entered into force in February 1973. Because the process to formally ratify the amendments to the INTELSAT Agreement was expected to be lengthy, the IGO’s Assembly of Parties decided to provisionally apply, or rapidly implement, the amendments on a consensus basis with effect from July 18, 2001, pending their formal ratification. Formal entry into force of the amendments to the INTELSAT Agreement occurred on November 30, 2004.

Upon our privatization, the IGO’s Signatories and Investing Entities became the shareholders of all of the outstanding ordinary shares of Intelsat, Ltd. Ordinary shares were allocated among the IGO’s Signatories and

Investing Entities in proportion to their investment share in the IGO. Each Signatory and Investing Entity that executed and delivered the required privatization agreements, including a shareholders agreement, received shares in Intelsat, Ltd. in proportion to its investment share in the IGO.

The IGO, referred to post-privatization as ITSO, continues to exist as an intergovernmental organization and will continue to exist as such for a period of at least 12 years after July 18, 2001, and then may be terminated by a decision of a governing body of ITSO called the Assembly of Parties. Pursuant to an agreement among ITSO and Intelsat, Ltd. and certain of our subsidiaries, we have an obligation to provide our services in a manner consistent with the core principles of global coverage and connectivity, lifeline connectivity and non-discriminatory access, and ITSO monitors our implementation of this obligation. These core principles are described below under “—Certain Customer Service Agreements—Novation Agreements—Lifeline Connectivity Obligation Contracts.”

The Transactions

Acquisition by Intelsat Holdings

On January 28, 2005, Intelsat, Ltd. was acquired by Intelsat Holdings, Ltd., referred to as Intelsat Holdings, for total cash consideration of approximately $3.2 billion with pre-acquisition debt of approximately $1.9 billion remaining outstanding. Intelsat Holdings is a Bermuda company which was formed at the direction of funds advised by or associated with Apax Partners Worldwide LLP and Apax Partners, Inc., referred to jointly as Apax Partners, Apollo Management V, L.P., referred to as Apollo, MDP Global Investors Limited, referred to as MDP Global, and Permira Advisers LLC, referred to as Permira. Each of Apax Partners, Apollo, MDP Global and Permira is referred to as a Sponsor and the funds advised by or associated with each Sponsor are referred to as an Investor group. The Investor groups collectively are referred to as the Investors. As part of the Acquisition Transactions, the Investors and certain members of management purchased preferred and ordinary shares of Intelsat Holdings, referred to as the equity contributions. Prior to the Acquisition Transactions, funds advised by or associated with MDP Global transferred less than 0.1% of their interest in Intelsat Holdings to an unaffiliated investment partnership. References to the Investors include this partnership. In connection with this acquisition transaction, the following transactions, referred to as the Amalgamation Transactions, occurred:

•	Zeus Merger One Limited, referred to as Zeus Merger 1, a wholly owned direct subsidiary of Intelsat Holdings, amalgamated with Intelsat, Ltd., with the resulting company being a direct wholly owned subsidiary of Intelsat Holdings and being named Intelsat, Ltd.; upon this amalgamation, Intelsat, Ltd.’s equity holders immediately prior to the amalgamation ceased to hold shares or other equity interests in Intelsat, Ltd.; and

•	Zeus Merger Two Limited, referred to as Zeus Merger 2, a wholly owned direct subsidiary of Zeus Merger 1, amalgamated with Intelsat (Bermuda), Ltd., referred to as Intelsat Bermuda, which is the direct or indirect parent of all of our operating subsidiaries, with the resulting company being a direct wholly owned subsidiary of resulting Intelsat, Ltd. and being named Intelsat (Bermuda), Ltd.

Intelsat Holdings, Zeus Merger 1 and Zeus Merger 2 were Bermuda companies that were newly formed for the purpose of consummating the Acquisition Transactions.

In connection with the completion of the Amalgamation Transactions, Zeus Merger 2, which later amalgamated with Intelsat Bermuda, established a new $300 million revolving credit facility and borrowed approximately $150 million under a new $350 million term loan facility, referred to together as the senior secured credit facilities, and issued $1 billion of Floating Rate Senior Notes due 2012, referred to as the floating rate notes, $875 million of 8 1/4% Senior Notes due 2013, and $675 million 8 5/8% Senior Notes due 2015, referred to collectively as the acquisition finance notes. The proceeds from the equity contributions, borrowings under the senior secured credit facilities and the issuance of the acquisition finance notes, together with cash on hand, were used to consummate the transactions described above and to pay related fees and expenses.

The Amalgamation Transactions occurred concurrently with the establishment of the senior secured credit facilities and the issuance of the acquisition finance notes. Following the consummation of the Amalgamation Transactions, Intelsat Bermuda became the borrower under the senior secured credit facilities and the obligor under the acquisition finance notes. Following the consummation of the Amalgamation Transactions, the acquisition finance notes and the senior secured credit facilities were guaranteed by Intelsat, Ltd. and certain subsidiaries of Intelsat Bermuda.

The acquisition transactions and related financings described above are referred to collectively in this Annual Report as the Acquisition Transactions.

On February 28, 2005, Intelsat Bermuda drew $200 million under the $350 million term loan facility to fund the payment of Intelsat, Ltd.’s then existing $200 million of Eurobond 8 1/8% notes due 2005, referred to herein as the 2005 Eurobond Notes, at maturity in February 2005. Approximately $1.7 billion of Intelsat, Ltd.’s existing debt remained outstanding following the Acquisition Transactions and repayment at maturity of the 2005 Eurobond Notes.

The Transfer Transactions

Following the Acquisition Transactions, Intelsat, Ltd. formed a new wholly owned subsidiary, Zeus Special Subsidiary Limited (which we refer to as Finance Co.), and Intelsat Bermuda formed a new wholly owned subsidiary, Intelsat Subsidiary Holding Company, Ltd., referred to as Intelsat Sub Holdco. On February 11, 2005, Finance Co. issued $478.7 million aggregate principal amount at maturity of 9 1/4% Senior Discount Notes due 2015, referred to as the discount notes, which yielded approximately $305 million of proceeds at issuance.

Following the issuance of the discount notes and the deposit of the gross proceeds by Finance Co. in a special account established by Finance Co., the following transactions took place:

•	we filed applications with the U.S. Federal Communications Commission, referred to as the FCC, for approval of the pro forma indirect transfer of control of, and the change in indirect foreign ownership of, the five subsidiaries of our company holding FCC authorizations;

•	on March 3, 2005, Intelsat Bermuda transferred substantially all of its assets to Intelsat Sub Holdco and Intelsat Sub Holdco assumed substantially all of the then-existing liabilities of Intelsat Bermuda, including the acquisition finance notes; and Intelsat Bermuda also became a guarantor of the senior secured credit facilities and the acquisition finance notes upon the consummation of the Transfer Transactions; and

•	Finance Co. amalgamated with Intelsat Bermuda, with the resulting company being named Intelsat (Bermuda), Ltd. and Intelsat Bermuda becoming an obligor on the discount notes.

Following consummation of these transactions, the proceeds of the offering of the discount notes, together with cash on hand, were used to pay a dividend from Intelsat Bermuda to its parent, Intelsat, Ltd., which Intelsat, Ltd. used to make a return of capital distribution equal to the amount of the dividend to its parent, Intelsat Holdings, which in turn used those funds to repurchase a portion of the outstanding preferred shares of Intelsat Holdings. The repurchased preferred shares were held by the Investors and certain members of our management. We refer to all of these transactions collectively as the Transfer Transactions.

The PanAmSat Acquisition Transactions

On August 28, 2005, Intelsat Bermuda entered into a Merger Agreement, referred to as the Merger Agreement, with PanAmSat Holding Corporation, referred to as PanAmSat, and Proton Acquisition Corporation, a wholly owned subsidiary of Intelsat Bermuda and referred to as Merger Sub. Pursuant to the Merger Agreement, Intelsat Bermuda agreed to acquire PanAmSat for total cash consideration of approximately $3.2 billion, with the shareholders of PanAmSat generally being entitled to receive $25.00 per common share (plus a pro rata share of undeclared regular quarterly dividends, if any, for the quarter in which the acquisition is consummated). Merger Sub was newly formed for the purpose of consummating the PanAmSat Acquisition Transactions (as defined below) and currently has no independent operations or assets. As part of this transaction, approximately $3.2 billion in debt of PanAmSat and its subsidiaries will either be refinanced or remain outstanding.

In connection with, and in order to effect, the transactions contemplated by the Merger Agreement and the related financing, the following transactions have occurred or are expected to occur:

•	Intelsat Bermuda has created a new direct wholly owned subsidiary, Intelsat Intermediate Holding Company, Ltd., referred to as Intermediate Holdco;

•	Intelsat Bermuda will transfer substantially all its assets (other than the capital stock of Merger Sub) and liabilities (including the discount notes) to Intermediate Holdco, but will remain a guarantor of the notes and the senior secured credit facilities and will become a guarantor of the discount notes; and

•	Merger Sub will merge with PanAmSat, with PanAmSat continuing as the surviving corporation and being a direct wholly owned subsidiary of Intelsat Bermuda. Upon completion of this merger, referred to as the Merger Transaction, PanAmSat’s equity holders immediately prior to the merger will cease to hold shares or other equity interests in PanAmSat.

Consummation of the Merger Transaction is subject to various closing conditions, including but not limited to the satisfaction or waiver of conditions regarding the receipt of requisite regulatory approvals, the receipt of financing by Intelsat Bermuda and the adoption of the Merger Agreement by a majority of PanAmSat’s stockholders. Under the terms of the Merger Agreement, if the agreement is terminated under specified circumstances relating to our inability to obtain financing or requisite regulatory approvals, we may be required to pay PanAmSat a termination fee of $250 million. Investment vehicles affiliated with Kohlberg Kravis Roberts & Co., the Carlyle Group and Providence Equity Partners together own approximately 58% of PanAmSat’s common stock and agreed to vote in favor of the adoption of the Merger Agreement. On October 26, 2005, PanAmSat informed us that a majority of its stockholders approved and adopted the Merger Agreement. We believe that the Merger Transaction could close in the second or third quarter of 2006.

Upon completion of the PanAmSat Acquisition Transactions, PanAmSat and Intelsat Sub Holdco will be direct or indirect wholly owned subsidiaries of Intelsat Bermuda, and PanAmSat and its subsidiaries will continue as separate corporate entities.

David McGlade will continue to serve as Chief Executive Officer, or CEO, and a Director of Intelsat, Ltd. following the consummation of the Merger Transaction. Joseph Wright, the current Chief Executive Officer and a Director of PanAmSat, is expected to become our Chairman upon completion of the Merger Transaction, pending successful negotiation of the terms and conditions of his employment. James Frownfelter, the current Chief Operating Officer of PanAmSat, is expected to become our Chief Operating Officer upon completion of the Merger Transaction. Phillip Spector, our current Executive Vice President, General Counsel and Assistant Secretary, will continue to serve in his current role upon completion of the Merger Transaction. Jeffrey Freimark, who will be appointed our Executive Vice President and Chief Financial Officer upon the resignation of our current Acting Chief Financial Officer, J. Robert Medlin, expected in April 2006, will continue to serve in that role upon completion of the Merger Transaction. Mr. Medlin, Senior Managing Director at FTI Consulting, Inc., will continue to assist Intelsat in its financial operations on an interim basis as a consultant.

Intelsat Bermuda has received financing commitments for the full amount of the purchase price from a group of financial institutions. The funding of the commitments is subject to certain conditions, including satisfaction of the conditions to the Merger Transaction. A substantial portion of the financing for the PanAmSat Acquisition Transactions is expected to be raised by Intelsat Bermuda, with additional financing expected to be raised by PanAmSat, PanAmSat Corporation (a direct subsidiary of PanAmSat) and Intelsat Sub Holdco. A portion of the financing raised by Intelsat Bermuda may be guaranteed by Intelsat Sub Holdco and certain of its subsidiaries. The net proceeds from these funding transactions, together with cash on hand will be used to consummate the PanAmSat Acquisition Transactions and to pay related fees and expenses. In light of the Merger Transaction and the associated financing transactions, we do not expect that Intelsat Holdings will issue a cash dividend to its shareholders from now until the completion of the PanAmSat Acquisition Transactions, and for a period of at least 12 months following such completion, absent an initial public offering of equity securities of Intelsat Holdings or one of its direct or indirect subsidiaries, and assuming that the PanAmSat Acquisition Transactions are completed during the second or third quarter of 2006.

Consummation of the Merger Transaction is expected to result in a change of control under the indentures governing certain outstanding notes of PanAmSat and its subsidiary, PanAmSat Corporation, giving the holders of these notes the right to require the issuers thereof to repurchase these notes at the prices stated in these indentures. In addition, consummation of the Merger Transaction will require us to seek consents and obtain certain amendments under our existing senior secured credit facilities and the secured credit facilities of PanAmSat Corporation. We believe we will be able to obtain these consents and amendments, although there is no assurance that this will be the case. The financing commitments referred to above include a commitment from the financial institutions party thereto to provide us with funding to cover these repurchase obligations in the event the holders of these notes exercise these repurchase rights and to provide us and PanAmSat Corporation with replacement credit facilities in the event the required consents and amendments under existing credit facilities are not obtained.

The transactions described above, including the Merger Transaction, the funding transactions and the use of cash on hand, are referred to collectively in this Annual Report as the PanAmSat Acquisition Transactions. For more information regarding the PanAmSat Acquisition Transactions, see “—The PanAmSat Acquisition Transactions” in our Registration Statement on Form S-4, file no. 333-129465, filed on November 4, 2005.

The Acquisition Transactions, the Transfer Transactions and the PanAmSat Acquisition Transactions are referred to collectively as the Transactions.

Our Company

We are a leading provider of fixed satellite services, with customers that include leading telecommunications companies, multinational corporations, internet service providers, media broadcasters and government/military organizations. Founded in 1964, we have provided communications capacity for milestone events in the 20th century, including transmitting worldwide the video signals of the first moon walk, providing the “hot line” connecting the White House and the Kremlin and transmitting live television coverage of every Olympics since 1968.

Our goal is to connect people and businesses around the world with reliable, flexible and innovative communications services. We supply voice, data and video connectivity in over 200 countries and territories for over 700 customers, many of which we have had relationships with for over 30 years. We operate in an attractive, well-developed segment of the satellite communications industry that is characterized by steady and predictable contracted revenue streams and strong free cash flows, which represent cash flows from operating activities less capital expenditures. In 2004, the fixed satellite services, or FSS, sector generated revenue of approximately $7.05 billion, and by that measure we were the second largest operator, according to Euroconsult. We generate revenue primarily from leasing capacity on our satellites, which is generally contracted for periods of up to 15 years. Our backlog, which is our expected actual future revenue under our customer contracts, was approximately $3.8 billion as of December 31, 2005, 98% of which relates to contracts that are non-cancelable or cancelable only upon payment of substantial termination fees.

We believe that we have one of the largest, most flexible and reliable satellite fleets in the world. Our in-orbit satellite fleet, which covers 99% of the world’s population, currently includes 27 satellites and leased capacity on one additional satellite. Many of our satellites have steerable beams that can be reconfigured to provide different areas of coverage, and many of our satellites can be relocated to other orbital locations. The flexibility of our fleet allows us to respond quickly to changes in market conditions and customer demand. During the past 30 years, other than the IS-804 satellite which experienced an anomaly that resulted in a total loss, each of the station-kept satellites we launched or acquired in the Intelsat Americas Transaction has exceeded, or is expected to exceed, its design life. Our satellite fleet is operated via ground facilities used to monitor and control our satellites and is complemented by a terrestrial network of teleports, points of presence and leased fiber links for the provision of our managed solutions.

We have invested heavily in our communications network over the past several years. Consequently, in the near term, we expect our level of capital expenditures to be significantly lower than during periods prior to 2005. We have spent approximately $2.5 billion on nine satellite launches since June 2001 in connection with our most recent satellite fleet renewal and deployment cycle, which was completed with the launch of our IA-8 satellite on June 23, 2005. The IA-9 is currently our only satellite under construction, and we do not plan to launch this satellite until 2007. The average remaining orbital maneuver life of our satellites was approximately 11.2 years as of December 31, 2005, weighted on the basis of nominally available capacity for the 23 station-kept satellites of the 28 satellites we owned and operated at that time. Assuming we complete our proposed acquisition of PanAmSat, our capital expenditures are expected to increase as PanAmSat Corporation is planning to launch a number of satellites over the next few years. See “—The Transactions—The PanAmSat Acquisition Transactions.”

In 2004, we completed two transactions in growing parts of the FSS sector. In March 2004, we purchased the North American satellites and related customer contracts and other assets from Loral Space & Communications Corporation and certain of its affiliates, which we refer to as the Intelsat Americas Transaction. The satellites and related assets acquired in the Intelsat Americas Transaction have further strengthened our leading position in the FSS sector by enhancing our capabilities for video, corporate network and government/military applications. We also purchased the business of COMSAT General Corporation and certain of its affiliates in October 2004. This transaction, which we refer to as the COMSAT General Transaction, has further strengthened our leading position in providing services for government and other military service applications.

As described above in “—The Transactions,” on January 28, 2005, we were acquired by Intelsat Holdings and on August 28, 2005, our subsidiary, Intelsat Bermuda, entered into a Merger Agreement to acquire PanAmSat.

Our Service Sectors

We provide satellite capacity and related communications services for the transmission of voice, data and video connectivity. Our customer contracts offer different service types, which fall primarily into four categories: leases, channel, managed solutions and mobile satellite services. Our services are used to serve three sectors: network services and telecom, media and government.

Network Services and Telecom

The network services and telecom sector represented 62% of our revenue for the year ended December 31, 2005. We provide satellite capacity and managed solutions to telecommunications carriers, internet service providers or ISPs, and multinational corporations to support voice and data applications, including point-to-point and point-to-multipoint connections between telecommunication hubs. Highlights include the following:

•	We were the leading provider of satellite capacity for voice and data applications in 2004, derived from data presented by Euroconsult.

•

We believe that the demand for satellite capacity for certain niche voice and data applications will grow. For example, the proliferation of wireless services worldwide has created demand to use satellite services for backhaul and network extensions in developing regions, due to unreliable or non-existent terrestrial infrastructure. In addition, the growth in voice over internet protocol or VoIP, applications is driving growth for satellite-based managed solutions for ISPs in developing countries.

•	Our revenue from voice and data applications is highly predictable and benefits from primarily non-cancelable contracts. Based on our backlog at December 31, 2005, we expect to recognize $637 million in voice and data applications revenue for the year ended December 31, 2006.

•	We provide point-to-multipoint connections for corporate network applications, including very small aperture terminals, or VSATs.

Because the IGO was created to provide capacity for international public telecommunications services, the use of our capacity for voice and data applications has historically been our largest source of revenue. However, the market for satellite-based voice and data services has faced, and is expected to continue to face, competition from fiber optic cable. See Item 1A—Risk Factors—Risk Factors Relating to Our Business for a discussion of the competition from fiber optic cable. Despite the migration to fiber of our point-to-point carrier customers on certain routes, we believe that we will continue to earn a significant portion of our revenue from our network services and telecom sector in the near term. In addition, we believe that the growth of our managed solutions business will substantially offset the expected decline in this business. For a discussion of our strategy with respect to voice and data services, see “—Our Business Strategy—Network Services and Telecom.”

Media

The media sector represented 17% of our revenue for the year ended December 31, 2005. Video applications currently use more FSS capacity than any other application, representing about 61% of total global FSS transponder demand in 2004, with North America being the largest user of satellite capacity for video applications, according to Northern Sky Research. We currently offer the following services to our media customers:

•	video distribution services, which include the transmission of television programming for broadcasters, cable networks, direct-to-home, or DTH, service providers and other redistribution systems; and

•	video contribution services, which include the transmission of news, sports and other video programming from various locations to a central video production studio.

Highlights include the following:

•	In North America, we believe that we are a leading provider of FSS capacity for the distribution of broadcast video. We also believe that we are one of the leading providers of FSS capacity for ethnic programming distribution in North America, with over 150 channels broadcast.

•	We are a leading provider of FSS capacity for DTH services, delivering programming to millions of viewers and supporting 11 DTH platforms around the world.

•	Global transponder demand for FSS video applications is forecasted to grow overall at a compound annual growth rate, or CAGR, of approximately 4.1% from 2005 to 2010, according to Northern Sky Research.

Government

The government sector represented 20% of our revenue for the year ended December 31, 2005. We provide satellite capacity and managed solutions for a variety of applications to various government and military entities, including the U.S. government and its defense and civilian agencies, as well as NATO members. Highlights include the following:

•	We were the largest FSS provider of government satellite services in 2004, according to Euroconsult.

•	The reliability of, and the ability to reconfigure, our fleet allow us to address changing demand for satellite coverage and provide mission-critical communications capability.

•	The U.S. government and military is the largest end user of commercial FSS satellites for government/military applications on a global basis. We currently serve more than 60 U.S. government and military users and NATO entities, either directly or as a sub-contractor.

•	Demand for transponder capacity on commercial FSS satellites to support U.S. government and military applications is expected to grow at a CAGR of approximately 8.4% between 2005 and 2010, according to Northern Sky Research.

Our Strengths

Our business is characterized by the following key strengths:

Strong Free Cash Flow and Near-Term Revenue Visibility

We believe that our increasing revenues, combined with our modest capital expenditures profile, low tax obligations and limited working capital requirements, will result in the generation of significant free cash flow. The FSS sector requires sizable up-front investment to develop and launch satellites. However, once satellites are operational, the costs of sales and operations do not vary significantly as usage of our system increases and are, with sufficient scale, low relative to the revenue that may be generated, typically resulting in high margins and strong free cash flow. We have spent approximately $2.5 billion on nine satellites launched since June 2001 in connection with our most recent satellite fleet renewal and deployment cycle, which was completed with the launch of our IA-8 satellite on June 23, 2005, and approximately $967.1 million to acquire four operational satellites and other assets in the Intelsat Americas Transaction. The IA-9 is currently our only satellite under construction, and we do not plan to launch this satellite until 2007. As a result, in the near term, we expect our level of capital expenditures to be significantly lower than during periods prior to 2005. Due to available capacity in our fleet, we have the potential to add customers and increase revenue without near term satellite investment or a significant increase in our costs of operations, which should increase cash flow. Assuming we complete our proposed acquisition of PanAmSat, our capital expenditures are expected to increase as PanAmSat Corporation is planning to launch a number of satellites over the next few years.

Our backlog was approximately $3.8 billion as of December 31, 2005. We currently expect to deliver services associated with $908 million, or 24%, of our December 31, 2005 backlog over the twelve months ending December 31, 2006. Our backlog provides significant near-term revenue visibility, particularly since 98% of our total backlog as of December 31, 2005 relates to contracts that either are non-cancelable or have substantial termination fees. In the last three years, the revenue that we expected to generate from our backlog at the beginning of each year represented on average 80% of that year’s actual revenue. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Backlog for further information regarding our backlog.

Fleet of Reliable, Flexible, Healthy Satellites

We believe that we have one of the most technologically advanced and largest fleets of satellites in the FSS sector. Other than the IS-804 satellite which experienced an anomaly resulting in a total loss, the average remaining orbital maneuver life of our satellites was approximately 11.2 years as of December 31, 2005, weighted on the basis of available capacity for the 23 station-kept satellites of the 28 satellites we owned and operated at that time. Our state-of-the-art engineering standards, with built-in redundancies on all of our satellites, provide for a reliable, flexible, healthy fleet. For the 365-day period ended December 31, 2005, the transponder availability rate for satellites owned and operated by us, including the IS satellites (which are satellites we owned prior to the closing of the Intelsat Americas Transaction) and IA satellites (which are satellites we acquired in connection with or since the date of the Intelsat Americas Transaction) was 99.9952%. During the past 30 years, other than the IS-804 satellite, each of our station-kept satellites has exceeded, or is expected to exceed, its design life.

Our satellites cover 99% of the world’s population, and we provide satellite capacity in the C- and Ku-bands in over 200 countries and territories. With the launch of our IA-8 satellite, we are also able to provide satellite capacity in the Ka-band. Our fleet includes satellites in prime orbital locations with coverage of key regions such as North America and the Middle East. We also have terrestrial assets consisting of teleports, points of presence and leased fiber connectivity that complement our satellite network and enable us to provide customized managed solutions.

We believe that the flexibility of our satellite fleet provides us with an advantage relative to other satellite providers. Many of our satellites are equipped with steerable beams that can be moved to cover areas with higher demand. In addition, many of our satellites can be relocated to different orbital locations. The design flexibility of our satellites enables us to respond rapidly to changing market conditions and to changes in demand for satellite capacity. As an example, in 2004, the consolidation of our fleet in the Pacific Ocean Region and deployment of the 10-02 satellite to 359º E resulted in the release of two Intelsat satellites that were redeployed to address the increased demand for satellite capacity in the Africa and Middle East regions.

Diversified Revenue and Backlog

Our revenue and backlog are diversified among service sectors, geographic regions, satellites and customers. For details regarding the distribution of our revenue by geographic region and service type, refer to Note 20 of our consolidated financial statements appearing elsewhere in this Annual Report. None of our satellites generated more than 10% of our revenue for the year ended December 31, 2005, and no single customer accounted for more than approximately 5% of our revenue during this period. The diversity of our revenue allows us to benefit from changing market conditions and minimizes our risk from fluctuations in any one of these categories and from difficulties that any one customer may experience. By service sector and region, our backlog as of December 31, 2005 was as follows:

Note:	Backlog data is calculated based on our backlog as of December 31, 2005. Regional designation for backlog is based on customer billing addresses.

Established Relationships with Premier Customers

We provide satellite services to over 700 customers, including many of the world’s leading telecommunications companies, multinational corporations, ISPs, media broadcasters and government/military organizations. We have served many of our largest customers, including the majority of our top ten customers and their predecessors, for over 30 years. The following table includes examples of our customers for each service sector.

Service Sector Category	Customers
Network Services and Telecom	AT&T, British Telecommunications, Cable and Wireless, Central Bank of the Russian Federation, China Telecom, Gateway Corporation, Hughes Network Services, Schlumberger, Sprint, Telkom South Africa, United Nations, Vodacom, World Bank

Media	BBC World, Canal Digital, CBS, Globecast WorldTV, MTV3, Playboy Entertainment

Government	Artel, National Oceanic and Atmospheric Administration, U.S. Department of Defense’s Armed Forces Radio & Television Service, U.S. Department of State, U.S. Navy

Strong Position in Growing Customer Sectors

We have strong positions in areas of the FSS sector that are experiencing growth, such as data applications, primarily for corporate and broadband data, and government/military applications. We were the leading provider of capacity for voice and data services worldwide in 2004, derived from data presented by Euroconsult. Global transponder demand for all voice and data services is forecasted to grow at a CAGR of approximately 1.4% from 2005 to 2010, according to Northern Sky Research. Of this growth, the majority is expected to come from enterprise and small and medium enterprise, or SME, broadband IP VSAT services, which is forecasted to grow at a CAGR of approximately 9.2% from 2005 to 2010, according to Northern Sky Research. We expect growth in the use of VSATs to continue as businesses further globalize and realize the benefits of communicating via a comprehensive satellite-based network. We also believe growth in this business will be facilitated by the continued growth of virtual private networks, referred to as VPNs, and emerging applications such as VoIP and video over internet protocol. Satellites are inherently well suited to deliver multiregional internet protocol-based, or IP networks, due to their multicasting capabilities and large geographic footprints.

We were the largest FSS provider of government satellite services in 2004, according to Euroconsult. U.S. government and military demand for capacity on commercial FSS satellites is expected to grow at a CAGR of approximately 8.4% between 2005 and 2010, according to Northern Sky Research. Government/military customers currently rely on commercial satellite capacity for a growing portion of their mission-critical communications and customized managed solutions. As a result of the current geopolitical environment and the increasing homeland security requirements of the U.S. government, government/military customers are expected to require greater commercial communications capacity for mission-critical defense and civilian applications. We attribute our strength in this area to the flexibility of our satellite fleet, and the reliability of our satellites in transmitting mission-critical communications. We intend to utilize our well-established customer relationships, our enhanced capabilities as a result of the COMSAT General Transaction and our enhanced North American coverage as a result of the Intelsat Americas Transaction to strengthen our position in this sector.

Strong Position in Growing Media Services

We are a leading provider of FSS capacity for broadcast video distribution in North America and for video contribution and DTH services around the world. Global transponder demand for FSS video applications is forecasted to grow overall at a CAGR of approximately 4.1% from 2005 to 2010, according to Northern Sky Research. We believe that growth will be driven by, among other things, the demand for high-definition television, or HDTV, and non-English programming in developed countries and the expansion of DTH services in several regions around the world.

HDTV programming, which requires significantly more satellite capacity to transmit a given amount of content than standard-definition programming requires, is expected to grow rapidly in the near to mid term, especially in North America, as programmers seek to increase their audiences by offering high-definition sports and other entertainment programming where the high-definition format can enhance the content. As one of the leaders in serving North American broadcast networks, we are using our position to enable early high-definition adopters, such as CBS Sports, to move high-definition content from the creation source to their studios via our satellite network and terrestrial networks. We believe that our Intelsat Americas satellites are well positioned to serve both the cable and broadcast communities and to meet any expected increase in demand for distribution of HDTV programming.

Non-English language programming in the United States has increased dramatically in the last few years to over 300 channels. The growth in non-English language programming in the United States is driven by the demand for tailored channels from different ethnic groups within the country’s diverse population, including the desire to access sports, news and entertainment programming from non-U.S. countries. Our IA-5 satellite carries over 150 channels offering ethnic programming, including many that are brought to the United States on our system, and we believe that IA-5 carries more non-English and non-Spanish language programming than any other satellite in North America. In addition, our global network carries international programming from the source and delivers it to our North American distribution system for customers that include GlobeCast WorldTV, the largest international content aggregator in North America.

We believe that we are well positioned in another growing video application, the distribution of DTH programming around the world. Currently, our network supports 11 DTH platforms, providing content to millions of households. We will continue our focus on higher-growth regions including Eastern Europe, Africa and parts of Asia, where we believe that we are well positioned. Given the flexible nature of our capacity, including the ability to reconfigure beam coverage on a number of our satellites in response to customer demand, we believe we will be able to respond to new customer requirements as they develop. Our position in the video market is further strengthened by the fact that, on a system-wide basis, Intelsat carries video services which are 90% digital.

Our Business Strategy

Our goal is to sustain our leadership position in the FSS sector and enhance our profitability and free cash flow by pursuing the following key business strategies:

Grow Our Business in the Network Services and Telecom, Media, and Government Sectors

We believe that the network services and telecom, media and government sectors represent opportunities for revenue growth over the long term for operators in FSS services. We intend to focus our resources on penetrating these sectors further in order to increase our revenue and cash flow and to continue to diversify our customer base.

Network Services and Telecom

We believe the primary growth area for voice and data customers will be our managed solutions business. Customers are increasingly looking for more integrated services to meet their communications needs. We intend to use our leadership in providing voice and data services, as well as our flexible and reliable network, technical expertise and well-established customer relationships, to offer new services, such as our managed solutions, to existing customers and to broaden the types of customers we serve. For example, we are providing ISPs in developing markets with complete internet backbone access services, including hardware from third-party resellers, satellite capacity, internet backbone connections and network management. They in turn use our capacity to provide internet services and VoIP services in their markets.

We are also planning to increase our marketing focus on, and to target customers in, newly deregulated regions. We believe new carrier companies and providers of competitive services, such as wireless communications and internet services, in these regions are seeking to introduce their services quickly and independently of the established local carriers. In addition, there are still many regions of the world that lack direct access to cable interconnects or whose internal infrastructure either does not exist or is unreliable. We intend to increase our focus on customers requiring satellite capacity for reliable connections between low-traffic communications hubs in smaller cities and from cable interconnects and communications hubs to telecommunications central offices in remote and underserved areas where we can provide a critical portion of the telecommunications infrastructure. We also intend to introduce new, more cost-effective technologies and managed solutions to our existing customers, which we believe will enhance our retention rates and provide our customers with more efficient use of our network.

Media

We believe that we are well positioned to grow both the distribution and contribution portions of our video business. We believe that the demand for transponder capacity dedicated to broadcast content distribution will grow as the demand for HDTV programming, as well as for solutions leveraging new technology, such as internet protocol television, or IPTV, and video on demand, or VoD, increases over the next several years, particularly in the United States and Western Europe. We also intend to continue to expand our ability to offer high-definition programmers an end-to-end service, using our terrestrial network with points of presence at sports stadiums and top media centers to capture content in high definition at the creation source and to transport it through our satellite network and terrestrial networks. This strategy has proven particularly successful in supporting HD coverage of major professional sports such as baseball and basketball.

Because broadcasters, cable systems and other television content redistribution systems install a large number of fixed antennas in order to be able to access popular programming for their viewers and subscribers, the use of our satellites by a popular broadcaster could attract other broadcasters to distribute their programming using the same satellites and thereby create distribution neighborhoods on these satellites. As a result of the Intelsat Americas Transaction, we currently operate several neighborhoods for the distribution of broadcast network video content in the United States. We also serve a number of video communities worldwide, including a cable distribution neighborhood in Latin America and DTH platforms in Europe and the Middle East. In Latin America, we successfully created a new cable distribution community on our IS-805 satellite by securing anchor customers such as Telefe of Argentina and TV Globo of Brazil and by providing antennas to facilitate access to the satellite from cable head-ends. By attracting additional broadcasters of popular television programming to selected satellites in our fleet, we plan to expand the broadcast communities on those satellites.

We believe that the acquisition of the Intelsat Americas fleet has strengthened our position in the North America media sector, particularly in the areas of broadcast contribution and distribution, as well as the distribution of niche and ethnic programming. We also believe we have the ability to further strengthen our position in the distribution of ethnic programming. Our IA-5 satellite carries over 150 such channels, including many that are brought to the United States on our system, and we believe that IA-5 carries more non-English and non-Spanish language programming than any other satellite in North America. We intend to expand the non-English language programming neighborhood on our IA-5 satellite to accommodate demand. In addition, many U.S. cable operators are increasingly faced with the need to offer non-English language programming to compete effectively with providers of direct broadcast satellite services in the United States. We believe we can offer cable operators a rebroadcast package of international channels that is attractive from the standpoint of both cost and technical efficiency.

Our satellite system currently distributes DTH programming for a number of regional providers. We will continue to develop our DTH platform business, targeting Eastern Europe, Africa, Latin America and regions within Asia where we can use our available capacity and the flexibility of our satellite fleet to capture opportunities. In particular, we intend to grow our share of the DTH distribution market by building on our success with existing customers as programmers seek to add programming to established networks and as new networks develop.

With respect to video contribution, we intend to expand our hybrid infrastructure and distribution partnerships to grow our business. Our end-to-end, managed contribution service, which we call our TMTsm network, addresses the needs of broadcasters and video programmers and provides customers with the ability, on demand, to move video content around the world using a cost-effective infrastructure that integrates the global coverage of our satellite fleet and our network of teleports and fiber interconnections to major video exchange points. Our North American network infrastructure was further upgraded during the second quarter of 2005 through a joint marketing agreement with Broadwing Communications to increase our video points of presence to 20 cities. Our upgraded infrastructure provides redundancy for both transmission media and associated equipment and includes updated centralized management and monitoring for both network status and service quality.

Government

We were the largest provider of wholesale commercial satellite capacity to the U.S. government and military in 2004, according to Euroconsult. We believe that the defense and civilian agencies of various governments are experiencing an increased need for commercial satellite communications services, due in part to anti-terrorism efforts, conflicts in the Middle East and increased worldwide military activity. We believe we are well positioned to increase our leading position in the growing area of commercial satellite-based government/military service applications as we continue to capitalize on our strong government relationships, serving more than 60 U.S. government and NATO users, and our flexible and reliable network.

We believe that our acquisition of the Intelsat Americas fleet has strengthened our position in this sector by providing us with greater coverage of North America, which allows us to offer additional satellite capacity and services to various defense and civilian agencies of the U.S. government. The COMSAT General Transaction further strengthened our leading position serving this customer sector with the addition of certain managed solutions capabilities and high-level personnel who have long-standing government customer relationships. We believe that our expanded service capability as a result of the Intelsat Americas and COMSAT General Transactions and our emphasis on managed solutions will attract additional government business and enable us to work with a broader scope of government contractors and integrators.

Pursue a Disciplined Acquisition Strategy

Over the past several years, the FSS sector has been, and continues to be, reshaped as a result of consolidation, deregulation, privatization and, more recently, the increase in private equity ownership of satellite operators. We have sought to strengthen our business through targeted acquisitions, and we have a successful track record of executing strategic transactions. For example, the Intelsat Americas Transaction provided us with additional coverage of North America, which has significantly enhanced our video business, and the COMSAT General Transaction strengthened our ability to provide services to government and other customers. In connection with our acquisition of the Intelsat Americas assets, we have integrated the acquired customers and assumed full control and operation of the acquired satellites, with minimal increases in operational and sales staff and ahead of schedule. We have also pursued the strategic acquisition of rights to operate at certain new orbital locations, and have recently entered into a Merger Agreement with PanAmSat. See “—The Transactions—The PanAmSat Acquisition Transactions.” We believe that our two companies are complementary in customer, geographic and product focus, and that the acquisition will enable us to offer our customers expanded coverage and enhanced flexibility and redundancy.

We also intend to continue to evaluate, and may pursue, strategic transactions that we believe could:

•	broaden our customer base, including in corporate network, video and government/military applications;

•	provide us with complementary technical and commercial capabilities;

•	further utilize our existing hybrid infrastructure;

•	shift our service application mix to include more point-to-multipoint traffic; and

•	create operational and capital spending efficiencies.

Our Network

Our in-orbit fleet is currently comprised of 27 satellites owned by us and leased capacity on one satellite owned by another satellite operator in the Asia-Pacific region, as well as ground facilities related to the operation and control of our satellites. Our IA-8 satellite was launched on June 23, 2005 and provides additional capacity in the Americas. Our network also includes ground assets consisting of teleports or leased teleport facilities supporting commercial services in Germany, the United States, Australia, China, Colombia, Argentina, UAE, Italy, and South Africa and points of presence in New York, China, Frankfurt, Los Angeles and London. Our satellite operations are supported by ground assets and leased facilities in the United States, Germany, Italy, South Korea, Australia, and South Africa. We upgraded our North American infrastructure in 2004 to include an expanded number of video points of presence as we seek to grow our video business following the completion of the Intelsat Americas Transaction.

Our customers depend on our global communications network and our operational and engineering leadership, including our:

•	41-year operating history and pioneering achievements in satellite communications;

•	highly redundant network;

•	ability to relocate or reconfigure capacity on many satellites to cover different geographic regions; and

•	consistently high transponder availability levels.

We believe that our operational and engineering achievements are due primarily to our satellite procurement and operations philosophy, which we believe has been different from that of other satellite operators. Our operations and engineering staff is involved from the design through the decommissioning of each satellite that we procure. With our own staff working on site to monitor progress, we maintain close technical collaboration with our contractors during the process of designing, manufacturing and launching a satellite. We continue our engineering involvement throughout the operating lifetime of each satellite. Extensive monitoring of earth station operations and around-the-clock satellite control and network operations support ensure our consistent operational quality, as well as timely corrections when problems occur. In addition, we have in place contingency plans for technical problems that may occur during the lifetime of a satellite.

Satellite Systems

There are three primary types of commercial communications satellite systems: low-earth orbit systems, medium-earth orbit systems and geosynchronous systems. Geosynchronous communications satellites such as ours are located approximately 22,300 miles, or 35,700 kilometers, above the equator. These satellites can receive radio frequency communications from an origination point, relay those signals over great distances and distribute those signals to a single receiver or multiple receivers within the coverage areas of the satellites’ transmission beams.

Geosynchronous satellites send these signals using various parts of the radio frequency spectrum. The satellites in our fleet are designed to provide capacity using the C- and Ku-bands of this spectrum. A third frequency band, the Ka-band, is not widely used at this time, but is being considered for use in new projects, especially broadband services. A Ka-band satellite may be accessed by a smaller antenna, which is an important consideration for residential and small business markets. Our IA-8 satellite has transponders available for transmitting and receiving in the C-, Ku- and Ka-bands.

A geosynchronous satellite is referred to as geostationary, or station-kept, when it is operated within an assigned orbital control, or station-keeping box, which is defined by a specific range of latitudes and longitudes. Geostationary satellites revolve around the earth with a speed that corresponds to that of the earth’s rotation and appear to remain above a fixed point on the earth’s surface at all times. Geosynchronous satellites that are not station-kept are in inclined orbit. The daily north-south motion of a satellite in inclined orbit exceeds the specified range of latitudes of its assigned station-keeping box, and the satellite appears to oscillate slowly, moving above and below the equator every day. An operator will typically operate a satellite in inclined orbit toward the end of its useful life because the operator is able to save significant amounts of fuel by not controlling the north-south position of the satellite and is thereby able to extend substantially the useful life of the satellite. However, the types of services and customers that can access an inclined orbit satellite are limited due to the daily variations in the satellite’s footprint, and we typically offer capacity on these satellites at a discount. As a result, the revenue we can earn from these satellites is limited. In order to extend the orbital maneuver lives of our five Intelsat VI series satellites, we are operating these satellites in inclined orbit and, as a result, are continuing to earn revenue beyond our original estimates for these satellites.

In-Orbit Satellites

With our satellites located over North America and over all of the principal ocean regions—the Atlantic, Pacific and Indian—and leased capacity available in the Asia-Pacific region, we provide coverage of 99% of the world’s population. The following diagram shows the locations as of December 31, 2005 of the 28 satellites we owned and operated at that time, and of the one non-Intelsat satellite on which we currently sell lease capacity.

Our fleet has been designed to provide a high level of redundancy for our customers. The features of our network that provide this redundancy are as follows:

•	most places on the surface of the earth are covered by more than one of our satellites;

•	many of our satellites have flexible design features and steerable beams that enable us to reconfigure capacity to provide different areas of coverage;

•	many of our satellites also have the ability to be relocated to different orbital locations; and

•	subject to availability, our in-orbit fleet includes sparing capacity on operational satellites.

The design flexibility of some of our satellites enables us to meet customer demand and respond to changing market conditions. As noted above, these features also contribute to the redundancy of our network, which enables us to ensure the continuity of service that is important for our customers and to retain revenue in the event that we need to move customers to alternative capacity.

We measure the reliability of our network over a given period of time by calculating the total transponder hours in service for satellites owned and operated by us as a percentage of the total number of potential transponder hours during that time period, including hours during which transponders were not in service due to interruption or other outage. We exclude from this calculation the transponders on our satellites that are unusable due to satellite orbital location, inter-system coordination issues or beam configurations or that are permanently unusable due to the impact of certain anomalies. See Item 1A—Risk Factors for a discussion of anomalies. For the 365-day period ended December 31, 2005, the transponder availability rate for satellites owned and operated by us, including the IS and the Intelsat Americas satellites, was 99.9952%. This availability rate was achieved by accumulating nearly 8.5 million transponder hours in service, with approximately 410 hours of accumulated transponder outage. Our transponder availability rate has averaged 99.997% from 1985 through 2005, and during the past 30 years, other than the IS-804 satellite, each of our station-kept satellites has exceeded, or is expected to exceed, its design life.

Our system fill factor represents the percentage of our total available station-kept transponder capacity, including the capacity that we lease, that is in use or that is reserved at a given time. As of December 31, 2005, we had an average system fill factor, including guaranteed reservations for service, of approximately 63%.

As of December 31, 2005, our in-orbit fleet had 1,057 and 459 36 MHz equivalent transponders available for transmitting in the C-band and the Ku-band, respectively. These totals measure transponders on station-kept satellites, including the transponders that we lease from other satellite operators. Except as otherwise indicated, the table below provides a summary of our in-orbit satellite fleet as of December 31, 2005.

Satellite	Manufacturer	Orbital Location	Launch Date	End of Orbital Design Life	Estimated End of Orbital Maneuver Life (1)
Station Kept:
IS-701	SS/L(4)	180.0°E	10/93	8/04	4/12
IS-702	SS/L	54.85°E(2)(3)	6/94	4/05	10/12
IS-704	SS/L	66.0°E	1/95	11/05	1/09
IS-705	SS/L	310.0°E	3/95	1/06	12/09
IS-706	SS/L	50.25°E(2)(3)	5/95	3/06	2/13
IS-707	SS/L	307.0°E	3/96	1/07	2/13
IS-709	SS/L	85.15°E	6/96	4/07	9/12
IS-801	LMC(5)	328.5°E	3/97	3/07	3/09
IS-802	LMC	32.9°E	6/97	6/07	11/14
IS-805	LMC	304.5°E	6/98	6/08	6/16
IS-901	SS/L	342.0°E	6/01	6/14	7/19

Satellite	Manufacturer	Orbital Location	Launch Date	End of Orbital Design Life	Estimated End of Orbital Maneuver Life (1)
IS-902	SS/L	62.0°E	8/01	8/14	1/20
IS-903	SS/L	325.5°E	3/02	3/15	3/19
IS-904	SS/L	60.0°E	2/02	2/15	3/20
IS-905	SS/L	335.5°E	6/02	6/15	2/21
IS-906	SS/L	64.15°E	9/02	9/15	11/21
IS-907	SS/L	332.5°E	2/03	2/16	10/21
IS-10-02 (6)	EADS Astrium	359.0°E	6/04	6/17	12/21
IA-5	SS/L	121.0°W	5/97	5/09	2/21
IA-6	SS/L	193.0°W	2/99	2/11	7/22
IA-7	SS/L	129.0°W	9/99	9/11	9/15(7)
IA-8	SS/L	89°W	6/05	6/20	5/22
IA-13 (8)	SS/L	121.0°W	8/03	8/18	10/24
APR-1 (9)	ISRO(10)	83.0°E	N/A	N/A	N/A

Inclined Orbit:
IS-601	Hughes(11)	64.25°E	10/91	10/01	5/11
IS-602	Hughes	150.5°E(2)	10/89	10/99	11/08
IS-603	Hughes	340.05°E	3/90	3/00	7/09
IS-604	Hughes	178°E(12)	6/90	6/00	3/06
IS-605	Hughes	174°E	8/91	8/01	7/09

(1)	Engineering estimates as of December 31, 2005 determined by remaining fuel levels and consumption rates and assuming no relocation of the satellite.
(2)	Rights to use this orbital location are held by one of our customers.
(3)	Authorization to operate at this location is limited to operation on a non-interference basis.
(4)	Space Systems/Loral, Inc.
(5)	Lockheed Martin Corporation.
(6)	Telenor Inma AS owns 18 of this satellite’s Ku-band transponders.
(7)	The orbital maneuver life of IA-7 was not materially impacted as a direct result of either the anomaly in 2004 or our efforts to recover the satellite.
(8)	EchoStar Communications Corporation owns all of this satellite’s Ku-band transponders and a portion of the common elements of the satellite.
(9)	Operated by another satellite operator with capacity leased by us.
(10)	Indian Space Research Organization.
(11)	Hughes Aircraft Company, now Boeing Satellite Systems, Inc.
(12)	The satellite was drifting toward the listed orbital location as of December 31, 2005. On April 11, 2006, we completed de-orbiting maneuvers and this satellite is no longer in service.

In addition to the satellites shown in the table above, we own an interest in Marisat-F2, an older satellite in inclined orbit that we acquired in the COMSAT General Transaction and that is currently used to provide services to Antarctica.

Owned Satellites

The design life of a satellite is the length of time that the satellite’s hardware is designed by the manufacturer to remain operational under normal operating conditions. In contrast, a satellite’s orbital maneuver life is the length of time the satellite has enough fuel to remain operational. Over the past 30 years, other than the IS-804 satellite which exceeded 70% of its design life before experiencing an anomaly which resulted in a total loss, each of our station-kept satellites we launched or acquired in the Intelsat Americas Transaction has exceeded or is expected to exceed its design life. We believe we have one of the youngest satellite fleets in the

FSS sector. The average remaining orbital maneuver life of our satellites was approximately 11.2 years as of December 31, 2005, weighted on the basis of nominally available capacity for the station-kept satellites we own.

Other than the IS-804 satellite which experienced an anomaly resulting in a total loss:

•	we have experienced some technical problems with our current fleet but have been able to minimize the impact of these problems on our customers, our operations and our business.

•	most of these problems have been component failures and anomalies that have had little long-term impact to date on the overall transponder availability in our satellite fleet.

•	all of our satellites have been designed to accommodate an anticipated rate of equipment failures with adequate redundancy to meet or exceed their orbital design lives and to date, this redundancy design scheme has proven effective.

The most notable anomalies, losses and risks to our fleet at this time, and the measures we have taken to minimize the impact of some of these anomalies, are described below.

On January 14, 2005, our IS-804 satellite experienced a sudden and unexpected electrical power system anomaly that resulted in the total loss of the satellite. The IS-804 satellite provided services primarily to telecommunications carriers and government telecommunications administrations in the South Pacific. The IS-804 satellite was manufactured by Lockheed Martin Corporation, and was launched in December 1997. In accordance with our existing satellite anomaly contingency plans, we made alternative capacity available to our IS-804 satellite customers both on other Intelsat satellites and on other operators’ satellites.

We established a failure review board with manufacturer Lockheed Martin Corporation to investigate the cause of the IS-804 anomaly. The IS-804 satellite was a Lockheed Martin 7000 series (“LM 7000 series”) satellite, and we operate three other satellites in the LM 7000 series, the IS-801, IS-802 and IS-805 satellites. The failure review board released its report in November 2005. We believe, based on the failure review board’s report, the IS-804 failure is not likely to have been caused by an IS-804 specific workmanship or hardware element, but is most likely caused by a high current event in the battery circuitry triggered by an electrostatic discharge that propagated to cause the sudden failure of the high voltage power system. Further, we believe that although this risk exists for our other LM 7000 series satellites, the risk to any individual satellite is low. We do not believe that any operational steps or adjustments to our satellite deployment plan are required to mitigate the risk. We do not currently expect the loss of the IS-804 satellite to result in the acceleration of capital expenditures to replace the satellite.

On November 28, 2004, our IA-7 satellite experienced a sudden anomaly in its north electrical distribution system that resulted in the loss of control of the satellite and the interruption of customer services on the satellite. The IA-7 satellite is one of the in-orbit satellites acquired by us from Loral in March 2004 as part of the Intelsat Americas Transaction and covers the continental United States, Alaska, Hawaii, Canada, Central America and parts of South America. IA-7 is an FS 1300 series satellite manufactured by SS/L and was launched in September 1999. In accordance with our existing satellite anomaly contingency plans, we made alternative capacity available to all of our IA-7 satellite customers, and most of these customers accepted that capacity. We provided alternative capacity primarily on other satellites in the Intelsat Americas fleet, and in some cases using capacity that we purchased from other satellite operators. On November 30, 2004, following an intensive recovery effort, our engineers were able to regain command and control of the IA-7 satellite, and it was placed back in service following operational testing.

We have determined that the north electrical distribution system on the IA-7 satellite and the communications capacity associated with it are not operational, but the south electrical distribution system and associated communications capacity are operating normally. In addition, the IA-7 satellite has lost redundancy in nearly all of its components. As a result, the IA-7 satellite faces an increased risk of loss in the future. Currently, 22 of the IA-7 satellite’s 48 C-band and Ku-band transponders, which are all powered by the south electrical distribution system, have been tested, are performing normally and are available for service to our customers. In addition, some of these transponders are currently being used by our customers.

We participated in a failure review board with manufacturer SS/L to investigate the cause of the anomaly. The failure review board has identified the likely root cause of the anomaly as a design flaw that is affected by a number of parameters and in some extreme cases can result in an electrical system anomaly. This design flaw exists on two of our satellites—IA-7 and IA-6. Intelsat presently believes, based on analysis by the IA-7 failure review board, that the probability of a further, similar anomaly occurrence on the IA-7 satellite, or a similar anomaly occurrence on the IA-6 satellite, is low. The IA-7 anomaly did not result in the acceleration of capital expenditures to replace the IA-7 satellite, nor has it had a material impact on our revenue or cash operating expenses for 2005 or on our backlog.

Our IA-8 satellite, also manufactured by SS/L, is a newer generation FS 1300 series satellite than the IA-7 satellite. We delayed the launch of our IA-8 satellite until the causes of the IA-7 anomaly were fully understood. The failure review board determined that the IA-8 satellite did not include the same design flaw that the board identified as the most likely cause of the IA-7 anomaly. We launched the IA-8 satellite on June 23, 2005. The decision to delay the launch of the IA-8 satellite did not result in any customer contract terminations or other penalties.

Our IA-6 satellite has experienced recurring failures of one of its two CPUs, including most recently in January 2004. The IA-6 satellite is currently being operated using its second CPU, with no back-up available from the failed CPU.

Our IS-706 and IS-709 satellites have experienced battery cell failures that have reduced the energy available for operating the satellites during solar eclipse periods. A satellite relies on its battery power during these periods, which occur twice per year and can last up to 72 minutes per day over a 45-day period. Available capacity on our IS-706 satellite has been reduced by approximately 30% during eclipse periods due to its battery cell failures. A limited number of additional battery cell failures on either of these satellites could lead to the affected satellite being able to support only half of its nominal traffic load during eclipse periods.

Our IS-801 satellite experienced an anomaly after its launch and before being put into service that resulted in damage to the satellite’s north solar array structure and a reduction in the satellite’s orbital life. See “—Capacity Sparing and Satellite Insurance” below for a description of an insurance settlement relating to this anomaly. The damage to the north solar array structure has limited our use of certain control equipment on the satellite and necessitated the use of thrusters for continuous attitude corrections. Although there is currently no evidence of further damage to the satellite’s north solar array, it is possible that the damaged array may not continue to perform as it has since the occurrence of the anomaly. In addition, the use of thrusters for continuous attitude corrections may result in premature failure, as they are not designed for this operation. We have made changes in our operation of the IS-801 satellite to minimize the impact on the thrusters and the satellite’s propulsion system. The IS-801 satellite has also experienced degraded performance on four receivers. As a result, one of the satellite’s beams has been configured to use a receiver experiencing degraded performance. This beam is still capable of carrying our current traffic but may be unable to carry additional traffic. The failure of an additional receiver would result in the loss of five or six transponders depending on which receiver fails.

Some of the momentum wheel assemblies on our IS-701, IS-702, IS-704 and IS-709 satellites have been experiencing degraded performance. These wheel assemblies are used to control a satellite’s attitude, and in normal operating mode two of a satellite’s three assemblies must be operating in order for the satellite to use its normal mode of attitude control. We are currently using the redundant momentum wheel assemblies on some of these satellites in order to minimize the risk of wheel failure. In addition, we have developed an alternative thruster control system that enables us to maintain attitude control, with minimum fuel consumption, in the event that two of a satellite’s three wheels fail, as they have in the case of our IS-704 satellite. These measures are expected to permit the IS-701, IS-702, IS-704 and IS-709 satellites to exceed their orbital design lives, despite any wheel failures.

See Item 1A—Risk Factors for a discussion of the impact of various satellite anomalies on our business.

Leased Satellite Capacity

We lease capacity as of December 31, 2005 on the INSAT 2E, leased pursuant to an agreement with the Government of India, Department of Space, INSAT Programme Office. Under this agreement with the Government of India, we have leased eleven 36 MHz equivalent transponders on INSAT 2E through May 30, 2009. We have the right to extend this lease term until the INSAT 2E has reached the end of its orbital maneuver life, which is currently expected to be May 2012.

Planned Satellites

We have spent approximately $2.5 billion on nine satellites launched since June 2001 in connection with our most recent satellite fleet renewal and deployment cycle, which was completed with the launch of our IA-8 satellite on June 23, 2005. We believe that these nine satellites have, on average, more transponders and larger coverage areas than many of the satellites of our competitors. In addition, we currently have only one satellite, the IA-9 satellite, under construction, and we do not plan to launch this satellite until 2007. If the PanAmSat Acquisition Transactions are completed, our plans are likely to change as PanAmSat Corporation is planning to launch a number of satellites over the next few years.

In connection with the Intelsat Americas Transaction, we entered into a procurement agreement with SS/L for a new satellite, which we refer to as the IA-9 satellite. SS/L is proceeding with construction of the satellite which is expected to be used in the North American arc.

We would expect to replace existing satellites, as necessary, with more technologically advanced satellites that meet customer needs and that have a compelling economic rationale. In some cases, replacement satellites could be smaller, depending upon customer needs and our forecasted demand at that orbital location. We periodically conduct evaluations to determine the current and projected strategic and economic value of our existing and any planned satellites and to guide us in redeploying satellite resources as appropriate.

Construction Agreements

In March 2004, we entered into an agreement with SS/L for the manufacture of the IA-9 satellite and paid to SS/L a deposit in the amount of $50 million as prepayment for a portion of the total satellite purchase price. Loral SpaceCom Corporation, SS/L’s parent company, has provided a guarantee of SS/L’s obligations under this agreement. We are required to pay the majority of the purchase price in the form of progress payments during the period of the satellite’s construction. Our $50 million deposit has been applied against the first $50 million of these progress payments as they are earned by SS/L. The remainder of the purchase price is payable over multiple construction milestones and includes a significant payment that will be due only when the satellite has operated satisfactorily for a specified period of time after the successful completion of in-orbit testing, as well as in the form of incentive payments to SS/L following the launch of the satellite based on the satellite’s orbital performance over its design life. However, the payments described in the preceding sentence will become due and payable to SS/L in the event that we accept the satellite but do not launch it within a specified period of time after acceptance. We are entitled to price reductions or payments by SS/L if it fails to meet agreed-upon milestones in the contract, including in the event of the late delivery of the satellite due to the fault of SS/L. Under this agreement, we have the option to purchase an additional satellite within a specified period of time following the launch of this satellite. SS/L has agreed to defer payment of a portion of the purchase price under the IA-9 construction contract and may waive this payment, subject to specified conditions.

We may terminate the IA-9 satellite procurement agreement with SS/L with or without cause. If we terminate the agreement without cause, we are subject to a substantial termination liability that escalates with the passage of time. If we terminate for cause, we are entitled to take over any work remaining with respect to the satellite. In this event, SS/L will be required to refund a specified portion of the $50 million deposit we made. In addition, we can recover payments we have made, including the deposit, if the delivery of the satellite has been delayed by more than a specified period of time.

Launch Services Agreements

In connection with the construction agreement for our Intelsat X series satellites, we entered into launch services agreements with Sea Launch and Lockheed Martin Commercial Launch Services, Inc. At the time that we entered into these launch services agreements, we had two Intelsat X series satellites on order, but later terminated our order for the IS-10-01 satellite. In connection with this termination, we amended our launch services agreement with Sea Launch to provide for the launch of an unspecified future satellite. We and Sea Launch agreed that we would treat most of the payments made for the launch vehicle that could have been used for the launch of the IS-10-01 satellite as a credit for the future launch and that the price of the launch vehicle would remain fixed. We also agreed, however, that Sea Launch had the right to terminate our launch services agreement if we did not place an order for a future launch by July 31, 2005. Under our agreement with Sea Launch, as amended as of July 31, 2005, we had the right to extend until January 31, 2009 the deadline for giving notice of the type of satellite to be launched, provided we paid Sea Launch $2 million approximately every six months (beginning August 15, 2005), with such amounts being added to the deposit being held by Sea Launch. Two such $2 million payments have been made. The deposit amount (as increased) was to be credited by Sea Launch against the launch price when we gave our notice relating to the future launch. On January 30, 2006, we amended our agreement with Sea Launch further to provide for the launch of a future satellite, with a launch period of between October 1, 2007 and December 1, 2007, unless an earlier launch period were to become available between April 1, 2007 and September 30, 2007 under specified circumstances, in which case we would have the option to use such earlier launch period. In accordance with the amendment, as a result of previous payments made and applicable credits, with respect to the launch of this future satellite we paid Sea Launch an additional $24.3 million in March 2006, and will be required to make a final payment of $24.3 million a month after the launch of the satellite.

In connection with the COMSAT General Transaction, we have entered into an agreement with Lockheed Martin Commercial Launch Services for the launch of an unspecified future satellite. This agreement provides that we may terminate it at our option, subject to the payment of a termination fee that is the greater of: (a) 50% of the launch service price and accommodation fee paid or due as of the effective date of the termination; or (b) $30 million.

Network Operations and Current Ground Facilities

We control and operate each of our IS satellites and manage the communications services for which each IS satellite is used from the time of its initial deployment through the end of its operational life, and we believe that our technical skill in performing these critical operations differentiates us from our competition. We provide most of these services from our Washington, D.C.-based satellite control center and network management center. We assumed the control and operation of all of the IA satellites that are currently in orbit by the end of the first quarter of 2005.

We operate a single satellite control center that is responsible for the monitoring and control of our entire satellite fleet 24 hours per day, every day of the year. Our operations philosophy, which we believe has been different from that of other satellite operators, centralizes the global control and operation of our fleet, regardless of the satellite manufacturer or series, in a single facility staffed by specialized personnel. Centralizing these functions enables our staff to become proficient in the management of multiple satellite series, thereby improving our operational redundancy and response times and increasing the cost efficiency of our satellite operations. As a result, we can operate additional satellites with relatively little additional cost, a capability that we believe makes our company an attractive platform for future industry consolidation opportunities. Utilizing state-of-the-art satellite command and control hardware and software, the satellite control center analyzes telemetry from our satellites in order to monitor the status and track the location of our satellites. As necessary, our satellite control center sends commands to the satellites for station-keeping maneuvers and equipment reconfigurations.

Our network management center, which includes a specialized video operations center, is responsible for managing the communications services that we provide to our customers and is the first point of contact for customers needing assistance in using our network. Daily tasks include managing uplinks to our satellites and monitoring customer traffic and the quality of our customer communications services. Our network management center also conducts measurements of transponder performance and transmission power and resolves interference issues and other customer concerns. The network management center coordinates satellite configuration changes and satellite transitions, as well as back-up operations for customers’ cable failures. The various monitoring systems the network management center uses to perform these functions are in continuous, remote-controlled operation 24 hours per day. Our network management center also monitors the end-to-end services that we provide to our customers, including the terrestrial infrastructure used to provide these services. In August 2004, we assumed full control of the management and operations of all customer traffic on the IA satellites without any disruption to our customers. We assumed full control and operation of all IA satellites by March 1, 2005.

Our satellite control center and network management center use a network of ground facilities to perform their functions. This network includes eight primary earth stations that provide tracking, telemetry & control, or TT&C, services for our satellites, referred to as our TT&C stations, and various other earth stations worldwide. We also maintain a back-up operations facility and data center a relatively short distance from our Washington, D.C. facility. In addition to housing the full-time operations center that manages uplinks to the Intelsat Americas satellites for satellite news gathering services, this facility provides back-up emergency operational services in the event that our Washington, D.C. operations areas experience interruption. See Item 2—Properties for a description of this property and the locations of our ground network facilities.

In the past few years, we have established a ground network to complement our satellite fleet and to enable us to provide managed solutions. Communications providers around the world are seeking to optimize their networks and focus resources on their core competencies. Our managed solutions combine satellite capacity, terrestrial fiber capacity, communications hardware, ground facilities and network performance monitoring services to provide customers with a complete communications solution. Our terrestrial network includes teleports or leased teleport facilities, leased fiber connections and strategically located points of presence, which are drop - off points for our customers’ traffic that are close to major interconnection hubs for telecommunications applications, video transmissions and trunking to the internet backbone. We manage our terrestrial network infrastructure for high technical performance, and over the last several years, we have grown the amount of traffic on our ground network to approximately four gigabits, which is equivalent to the capacity of an entire satellite.

Capacity Sparing and Satellite Insurance

Capacity Sparing

We believe that the availability of spare capacity, together with the overlapping coverage areas of our satellites and flexible satellite design features described in “—Our Network—Satellite Systems” above, are important aspects of our ability to provide reliable service to our customers. In addition, these factors would enable us to mitigate the financial impact to our operations attributable to the loss of a satellite. Our system accommodates in-orbit sparing through the use of capacity on satellites that are less than fully utilized. In addition, we sell some capacity on a preemptible basis and could preempt the use of this capacity in the event of a loss of a satellite. This approach enables us to optimize our fleet and to minimize potential revenue loss. See Item 1A—Risk Factors for a discussion of the impact of a launch or in-orbit failure on our business.

Satellite and Other Insurance

We currently do not have, and do not intend to obtain, in-orbit insurance coverage for our satellites currently in orbit. We currently maintain third-party liability insurance up to a limit of $300 million per occurrence or in the aggregate per year for damages for physical injury and property damage to third parties caused by our satellites. Our current policy expires in early June 2006. We do not insure against lost revenue in the event of a total or partial loss of a satellite.

Sales, Marketing and Distribution Channels

Our sales and marketing effort is designed to build long-term relationships with our customers, with the objectives of sustaining and growing our core fixed satellite services business, diversifying our service portfolio and expanding our customer base. As a customer-focused organization, we work with our customers to ensure that we provide services responsive to their needs. Our Intelsat Global Sales & Marketing Ltd., or Intelsat Global Sales, subsidiary, located in London, England, is our global sales and marketing headquarters. In addition, we have established local sales and marketing support offices in the following locations around the world:

• Brazil	• Singapore
• China	• South Africa
• France	• United Arab Emirates
• Germany	• United States
• India

We have established these local offices in order to be closer to our customers and thereby to enhance our responsiveness as customer needs arise. Our sales force has evolved in recent years to reflect our corporate focus on our three principal service sectors of network services and telecom, government and media. In addition, as we developed and began marketing more managed solutions to our customers, we enhanced our sales team to include greater technical marketing and sales engineering expertise and a sales approach focused on creating integrated solutions for our customers’ communications requirements. By establishing local offices closer to our customers and staffing those offices with experienced personnel, we believe that we are able to provide flexible and responsive service and technical support to our customers.

We believe that we enjoy significant recognition with current and potential users of our satellite services. We use our superior network performance and technical support to market our services to a broad spectrum of customers seeking to communicate globally. We use a range of distribution methods to sell our services, depending upon the region, applicable regulatory requirements and customer application. Our wholesale distributors include the incumbent telecommunications providers in a number of countries, competitive communications providers and network integrators. In addition, we sell our services directly to broadcasters, other media companies, major institutions and other customers, particularly in North America.

Satellite Communications Industry

Fixed Satellite Services Sector

We compete in the global communications market for the provision of voice, data, video and wholesale internet connectivity. Communications services are provided using various communications technologies, including satellite networks, which provide services as a substitute for, or as a complement to, the capabilities of terrestrial networks. We currently operate in the FSS sector of the satellite industry. Operators in the FSS sector, which is the most established sector in the satellite industry, provide communications links between fixed points on the earth’s surface. These services include the provision of satellite capacity between two fixed points, referred to as point-to-point services, and the simultaneous provision of satellite capacity from one fixed point to multiple fixed points, referred to as point-to-multipoint services. Point-to-point applications include telephony, video contribution and data transmission, such as internet backbone connectivity. Point-to-multipoint applications include DTH and corporate networks.

Over the last several years, deregulation, privatization and consolidation have significantly reshaped the FSS sector. The FSS sector has undergone significant changes in ownership over the past several years as intergovernmental organizations such as our predecessor, the IGO, and the European Telecommunications Satellite Organization, or Eutelsat, have privatized. In addition, the sector has undergone consolidation, with regional and national operators being acquired by larger companies and smaller operators exiting the business or seeking to partner with other providers. We believe that these changes are the result of the increasing globalization of the telecommunications market, customers’ demand for more robust distribution platforms with network redundancies and worldwide reach, and the desire of some FSS operators to secure and improve their market access in key regions. In addition, the scarcity of desirable orbital locations may lead operators to seek to acquire other operators with specific coverage or capacity capabilities. Consolidation may also occur because of the economies of scale from operational and capital expenditure and from marketing efficiencies that can be achieved.

Competitive Advantages of Satellites

Satellites provide a number of advantages over terrestrial communications systems that we believe will result in the continued use of fixed satellite services in the global communications market, particularly for point-to-multipoint applications such as video and corporate data networking. These advantages include satellites’ ubiquitous coverage, their ability to broadcast signals to many locations simultaneously and the seamless transmission afforded by the ability of satellites to broadcast directly to telecommunications services providers and avoid points of congestion. These advantages also include the ability of satellites to operate independently of other telecommunications infrastructures, as well as rapid deployment through the quick installation of the terrestrial hardware necessary to access satellite capacity.

Competition

We are a global satellite operator. Our competition includes providers of fixed satellite services of varying size. We also face significant competition from suppliers of terrestrial communications capacity. We compete with other satellite operators for both point-to-multipoint and point-to-point services. We compete with fiber optic cable operators principally for point-to-point services.

Fiber Optic Cables

We compete with providers of terrestrial fiber optic cable capacity on certain routes. As a result, we have been experiencing, and expect to continue to experience, a decline in our channel and carrier product revenue due to the build-out of fiber optic cable capacity. However, we believe that satellites have advantages over fiber optic cables in certain regions and for certain applications. The primary use of fiber optic cables is carrying high-volume communications traffic from point to point, and fiber capacity is available at substantially lower prices than satellite capacity once operational. Consequently, the growth in fiber optic cable capacity on point-to-point transoceanic routes, particularly across the Atlantic Ocean, has led voice, data and video contribution customers that require service between major city hubs to migrate from satellite to fiber optic cable. However, satellite capacity remains competitive for signals that need to be transmitted beyond the main termination points of fiber optic cables, for point-to-multipoint transmissions and for signals seeking to bypass congested terrestrial networks. Satellite capacity is also competitive in parts of the world where providing fiber optic cable capacity is not yet cost-effective or is physically not feasible. We believe that the competition we face from fiber optic cable companies is based primarily on price.

Regulation

We are regulated by the FCC under the Communications Act of 1934, as amended. We also are subject to the export control laws, sanctions regulations and other laws and regulations of governmental entities in the countries in which we operate. In addition, we are subject to the satellite registration process of the International Telecommunication Union.

Regulation by the FCC

Except for our use of the broadcast satellite services, or BSS, portion of the Ku-band on one satellite, which is subject to U.K. regulation as described below, and our use of the C-band on one satellite, which is subject to regulation by the Papua New Guinea Telecommunication Authority, referred to as PANGTEL, all of our currently operating satellites are licensed in the United States. Our ownership and operation of these satellites is regulated by the FCC, the government agency with primary authority in the United States over the commercial use of satellite radio communications. Violations of the FCC’s rules may result in various sanctions, including fines, loss of authorizations and the denial of applications for new authorizations or the renewal of existing authorizations.

Authorization to Launch and Operate Satellites

The FCC will issue licenses to launch and operate satellites to satellite operators that meet the FCC’s legal and technical requirements. The FCC requires applicants for satellite licenses to demonstrate that their proposed satellites would be compatible with the operations of adjacent satellites and expects adjacent satellite operators to coordinate with one another to avoid or minimize harmful interference. The FCC does not become involved unless the operators are unable to resolve their conflicts.

Changes to our licensed satellite system generally require FCC approval. The FCC, at our request, has previously approved a number of modifications to our licenses. These modifications have included changes in satellite orbital locations and revised orbital relocation dates. The FCC has also granted periodic requests by us for special temporary authority to conduct in-orbit testing of newly launched satellites and to operate our licensed satellites in different orbital locations on a temporary basis.

With the exception of the IS-702 and IS-602 satellites, which are discussed below, the license term for each of our IS satellites that were in operation on the date of a licensing order of the FCC of August 8, 2000 is 15 years or end of life, whichever comes first, with the license term commencing on July 18, 2001. The license term for each of our other U.S.-licensed satellites in orbit, including the IA satellites, is 15 years from the date of certification to the FCC that the satellite had been successfully placed into orbit and that the satellite’s operations conformed to the requirements of the FCC licenses. On March 19, 2004, the FCC modified our license for the IS-702 satellite to allow for its operation at its current orbital location, subject to conditions, and provided for expiration of the license term for such operation on March 8, 2009. On June 30, 2005, the FCC modified our license for the IS-602 satellite to allow for its operation at its current orbital location, subject to conditions, and provided for expiration of the license term for such operation on May 30, 2007.

At the end of a license term, we can request special temporary authorization to continue operating a satellite. The FCC generally grants such authorization after the expiration of the initial license term. However, such authorization is not guaranteed. We can also request licenses to launch and operate replacement satellites. The FCC’s rules do not guarantee that it will grant licenses for replacement satellites. In practice, however, the FCC generally grants requests for replacement satellites. If the FCC does not issue us a license to launch and operate a replacement satellite for any of our satellites that are licensed by the FCC, the relevant orbital location could become available for use by other satellite operators. The FCC is currently considering our request for one replacement satellite, which is the IA-9 satellite that we have on order.

We own and operate 27 C-band and Ku-band satellites, we lease capacity on one additional satellite and have plans for one additional satellite (IA-9). See “—Our Network—Planned Satellites” for a description of this planned satellite. We must construct, launch and operate additional satellites licensed by the FCC by specified target dates, referred to as milestones. The failure to meet these milestones for a satellite will render our FCC license for that satellite null and void and could result in our losing access to the orbital location associated with that satellite. The FCC imposes these milestones on all U.S.-licensed satellite operators in order to prevent the warehousing of orbital locations. If we experience delays in meeting a milestone, we can apply to the FCC for an extension. The FCC will generally grant an extension if the delays are due to circumstances outside of a satellite operator’s control, such as the late delivery of a satellite by a satellite manufacturer.

Other FCC Authorizations

We have subsidiaries that hold other Title III licenses, including earth station and experimental earth station licenses associated with technical facilities located in several states and in Washington, D.C. In addition, certain of our subsidiaries hold Title II common carrier authorizations. As a result, we are subject to FCC common carrier requirements, including traffic and revenue, international circuit status and international interconnected private line reporting. These requirements also include notification and approval for foreign carrier affiliations, filing of contracts with international carriers and annual financial reports and equal employment opportunity reports. We currently qualify for exemptions from several of these reporting requirements. Finally, we are subject to requirements to provide communications assistance for law enforcement and to maintain customer billing records for 18 months.

FCC Fees

We must pay FCC filing fees in connection with our satellite and earth station applications and annual regulatory fees that are intended to defray the FCC’s regulatory expenses. In addition, we may in the future be subject to universal service contributions in connection with our provision of interstate or international telecommunications services.

FCC Non-U.S. Ownership Restrictions

One of our existing earth station FCC licenses is subject to Section 310(b)(4) of the Communications Act of 1934, as amended. Section 310(b)(4) establishes a 25% benchmark for indirect ownership by non-U.S. individuals, corporations and governments in U.S. common carrier radio licensees, but grants the FCC the discretion to allow for higher levels of non-U.S. ownership if it determines that such ownership is not inconsistent with the public interest. Accordingly, we were required to obtain, and obtained in the FCC’s December 22, 2004 order approving the Acquisition Transactions, FCC approval of the non-U.S. ownership in our company that existed upon closing of the Acquisition Transactions. In addition, the FCC stated in that order that our FCC-licensed subsidiaries may accept up to and including an additional 25% indirect equity and/or voting interest from Intelsat Holdings’ current foreign investors and from other foreign investors, subject, however, to the condition that no single non-U.S. individual or entity (other than Intelsat Holdings) may acquire a greater-than-25% indirect equity and/or voting interest in our FCC-licensed subsidiaries without prior FCC approval. We are also required to seek prior FCC approval before any investor from a non-WTO member country acquires equity or voting interests in our company that, when aggregated with the current ownership in our company by investors from non-WTO member countries, exceeds 25%. Currently, less than 5% of our equity is indirectly held by individuals or entities from non-WTO member countries, including WTO observer countries. We monitor the non-U.S. ownership in our company and would, if necessary, periodically seek FCC approval that the non-U.S. ownership of our company is not inconsistent with the public interest. The FCC has noted that, with respect to non-U.S. investment by WTO member countries, there is a rebuttable presumption that such investment raises no competitive concerns. See Item 1A—Risk Factors for a discussion of the risks associated with exceeding the non-U.S. ownership limitations. Prior to consummation of the Transfer Transactions, we were required to obtain, and obtained, a ruling from the FCC that the level of non-U.S. ownership resulting from the consummation of certain of the Transfer Transactions is not inconsistent with the public interest.

U.S. Export Control Requirements and Sanctions Regulations

As a company with subsidiaries located in the United States, we must comply with U.S. export control laws and regulations, specifically the Arms Export Control Act, the International Traffic in Arms Regulations, also known as the ITAR, the Export Administration Regulations and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, referred to as OFAC, in the operation of our business. The export of satellites, satellite hardware, defense services and technical information relating to satellites to non-U.S. satellite manufacturing firms, launch services providers, insurers, customers, employees and other non-U.S. persons is regulated by the U.S. Department of State’s Directorate of Defense Trade Controls under the ITAR. Many of our contracts for the manufacture, launch, operation and insurance of our satellites involve the export to non-U.S. persons of technical data or hardware regulated by the ITAR. Our U.S. subsidiaries have obtained all of the specific Directorate of Defense Trade Controls authorizations currently needed in order to fulfill their obligations under their contracts with non-U.S. entities, and we believe that the terms of these licenses are sufficient given the scope and duration of the contracts to which they pertain.

Because of our history as a public international organization, many of our employees are non-U.S. nationals. Our provision of technical information relating to our satellites to these non-U.S. national employees is also regulated by the ITAR. We have obtained a license from the Directorate of Defense Trade Controls to allow certain of our non-U.S. national employees access to our technical information that is controlled under the ITAR.

Additionally, since Intelsat, Ltd. is based in Bermuda and it and its employees are non-U.S. persons for purposes of the ITAR, some of our suppliers located in the United States must also comply with U.S. export control laws and regulations in order to provide to us ITAR-controlled technical data or hardware.

The U.S. Department of Commerce’s Bureau of Industry and Security also regulates some of our activities under the Export Administration Regulations. The Bureau regulates our export of equipment to earth stations in our ground network located outside of the United States. It is our practice to obtain all licenses necessary for the furnishing of original or spare equipment for the operation of our TT&C earth station facilities in a timely manner in order to facilitate the shipment of this equipment when needed.

With U.S. subsidiaries subject to U.S. laws and regulations, we cannot provide services to certain countries subject to U.S. trade sanctions unless we first obtain the necessary authorizations from OFAC. Where required, OFAC has granted our U.S. subsidiaries the authorizations needed to provide satellite capacity, managed solutions and related administrative services to U.S.-sanctioned countries. However, these licenses are strictly limited to the provision of public international telecommunications services as defined in the treaty governing the IGO. The provision of additional telecommunications services would require separate authorization from OFAC.

See Item 1A—Risk Factors for a discussion of risks relating to U.S. export control requirements and sanctions regulations.

U.S. Department of Defense Security Clearances

To be able to participate in classified U.S. government programs, we sought and obtained security clearances for one of our subsidiaries from the U.S. Department of Defense under the federal rules and regulations relating to the National Industrial Security Program. Because Intelsat, Ltd. is a Bermuda company, we were required to take action to mitigate the impact of the non-U.S. ownership of the subsidiary seeking these clearances before the U.S. Department of Defense would issue the required security clearances. Specifically, we put in place a proxy agreement relating to the corporate governance of this subsidiary to ensure that its parent companies do not exert influence over decisions that could negatively impact the security of the U.S. government’s classified information. This subsidiary has also established a government security committee that sets procedures to ensure that no classified information is transmitted between it and its affiliates. If we do not maintain the security clearances that we have obtained from the U.S. Department of Defense, we will not be able to perform our obligations under any classified U.S. government contracts to which our subsidiary is a party, the U.S. government would have the right to terminate our contracts requiring access to classified information and we will not be able to enter into new classified contracts. Further, if we materially violate the terms of the proxy agreement, the subsidiary holding the security clearances may be suspended or debarred from performing any government contracts, whether classified or unclassified.

U.K. Regulation

The United Kingdom is the licensing jurisdiction for the BSS portion of the Ku-band on one of our satellites. Satellite operators in the United Kingdom are regulated by the U.K.’s Office of Communications. See Item 1A—Risk Factors —Risk Factors Relating to Regulation for a discussion of risks associated with U.K. regulatory requirements.

Papua New Guinea Regulation

One of our orbital locations has been reserved for our use by PANGTEL. Accordingly, this orbital location and the satellite that occupies this location are subject to regulation by PANGTEL. We are required to pay fees to PANGTEL in connection with our use of this orbital location. If we fail to keep a satellite at this location, our rights to use the location could be terminated.

Regulation by Other Countries

As a provider of satellite capacity in over 200 countries and territories, we are subject to the national communications and broadcasting laws and regulations of many countries. Most countries that we serve require us to obtain a license or other form of written authorization from the regulator prior to offering service. We have obtained or are obtaining these licenses or written authorizations in all countries in which they are required.

Many countries have liberalized their regulations to permit multiple entities to seek licenses to provide voice, data or video services. They also increasingly permit multiple entities to seek licenses to own and operate earth station equipment and to choose their providers of satellite capacity. We believe that this trend should continue due to commitments by many WTO members, in the context of the WTO Agreement on Basic Telecommunications Services, to open their satellite markets to competition. Most countries allow authorized telecommunications providers to own their own transmission facilities and to purchase satellite capacity without restriction, facilitating customer access to our services.

Other countries, however, have maintained strict monopoly regimes or otherwise regulate the provision of our services. In these countries, a single entity, often the government-owned telecommunications authority, may hold a monopoly on the ownership and operation of telecommunications facilities or on the provision of communications or broadcasting services to, from or within the country, including via satellite. As a result, end users may be required to access our services through this monopoly entity. In order to provide services in these countries, we may need to negotiate an operating agreement with that monopoly entity that covers the types of services to be offered by each party, the contractual terms for service and each party’s rates.

As we have developed our global communications network and expanded our service offerings, we have been required to obtain additional licenses and authorizations. The type of authorization required, if any, has depended on the type of service provided and the extent to which the ground network component is owned and operated by us. To date, we believe that we have identified and complied with all of the regulatory requirements applicable to us in connection with our ground network and expanded services.

Notwithstanding the variety of regulatory regimes existing in the over 200 countries and territories to which we provide our services, we believe that we comply in all material respects with all applicable laws and regulations governing our operations.

International Telecommunication Union Regulation

Our use of our orbital locations is subject to the frequency coordination and notification process of the International Telecommunication Union, also known as the ITU. In order to protect satellite systems from harmful radio frequency interference from other satellite systems, the ITU maintains a Master International

Frequency Register of radio frequency assignments and their associated orbital locations. In order to have a satellite network registered with the ITU, a notifying administration is required by treaty to file, coordinate and give notice of its proposed use of radio frequency assignments and associated orbital locations with the ITU’s Radiocommunication Bureau.

When the coordination part of the process is completed, the ITU formally notifies all proposed users of the frequencies and orbital location in order to protect the registered user of the orbital location from subsequent or nonconforming interfering uses by other nations. The ITU’s Radio Regulations do not contain mandatory dispute resolution or enforcement mechanisms. The Radio Regulations’ arbitration procedure is voluntary and neither the ITU specifically, nor international law generally, provides clear remedies if this voluntary process fails. Only nations have full standing as ITU members. Therefore, we must rely on the governments of the United States, the United Kingdom, Papua New Guinea and Germany to represent our interests before the ITU, including obtaining new rights to use orbital locations and resolving disputes relating to the ITU’s rules and procedures.

Certain Customer Service Agreements

Our Intelsat Global Sales subsidiary is the contracting party for most of our customer service agreements. For regulatory reasons, our Brazilian customers contract with Intelsat Brasil Ltda., a Brazilian subsidiary. Our U.S., Canadian and Caribbean customers enter into agreements with certain of our U.S. subsidiaries. References to “our,” “we” and “us” below in our discussion of our service agreements are to the Intelsat entities that are the actual contracting parties to the service agreements.

Our customers generally obtain satellite capacity from us by placing an order pursuant to one of several master customer service agreements. These agreements offer different service types, including lease, channel and carrier, and managed solutions. For a description of these service types and a breakdown of our revenue by service type, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview and Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.

Most customer service commitments entered into prior to our privatization were transferred to us from the IGO pursuant to novation agreements. Since the privatization, our customers generally order services pursuant to master service agreements. The novation agreements and the master service agreements that we entered into in connection with the privatization contain provisions that restrict certain aspects of our business. These provisions are described below. Following our privatization, we have entered into master service agreements that do not contain these types of restrictions.

Novation Agreements

Each novation agreement sets forth the terms and conditions upon which the service commitments entered into prior to the privatization are provided. The same form of novation agreement was offered to all of the IGO’s customers. Accordingly, the same terms and conditions generally apply to all customer service commitments transferred by the IGO pursuant to a novation agreement. Approximately one-third of the outstanding customer commitments that are represented in our December 31, 2005 backlog are covered by novation agreements and, therefore, are subject either to most favored customer, referred to as MFC, or lifeline connectivity obligation, referred to as LCO, protections. MFC protection continues for up to five years after July 18, 2001. LCO protection can continue until July 18, 2013. As of December 31, 2005, approximately 20% of the outstanding customer commitments in our backlog were MFC-protected and approximately 9% of the outstanding customer commitments in our backlog were LCO-protected. Although our backlog could be reduced if our MFC or LCO protection obligations are triggered, neither MFC nor LCO has had a significant impact on our backlog to date. See Item 1A—Risk Factors—Risk Factors Relating to Our Privatization for a description of the risks to our business relating to our obligations to provide MFC and LCO protection.

Most Favored Customer Protection

MFC protection is available until up to July 18, 2006. Subject to limited exceptions and a materiality threshold of 5%, MFC protection entitles a customer to the lowest rate on like terms that we charge after July 18, 2001 for satellite capacity having the same or comparable five technical and four commercial parameters. The technical parameters include the applicable satellite and orbital location through which a particular service is provided and uplink and downlink beam combination used to provide the service. The power (either standard or premium), the bandwidth used to provide the service and the service type are also technical parameters. The commercial parameters are the service term, whether a service is preemptible or non-preemptible, whether the service is entitled to an advance reservation discount and whether the capacity being provided is unused capacity or its capacity being used by an anchor tenant. As of December 31, 2005, approximately 20% of the outstanding customer commitments in our backlog were MFC-protected. From the date of our privatization through December 31, 2005, our MFC terms had resulted in a cumulative negative impact on revenue and backlog of approximately $200,000. If it is determined that we have not complied with our MFC protection obligations, we would have to offer the customer service at the applicable rate on like terms. If the customer accepts this offer, we would have to credit the customer for any overcharge, including interest, and also pay a penalty of 20% of the amount overcharged, plus interest.

Lifeline Connectivity Obligation Contracts

In connection with our privatization, customers that novated service commitments and that met specified eligibility criteria had the option of entering into LCO contracts. An LCO contract provides price and capacity protection for a covered service commitment until the earlier of July 18, 2013 or the expiration of the commitment, which may be renewed as many times as required up to July 18, 2013 at a price no higher than the price charged for that service on the privatization date. A service commitment subject to LCO protection is not eligible for MFC protection unless the customer terminates LCO protection for the commitment prior to July 18, 2006. Our customers cannot elect to receive LCO protection on contracts effective after the privatization date, except in limited circumstances. As of December 31, 2005, approximately 9% of the outstanding customer commitments in our backlog were LCO-protected.

The LCO contracts obligate us, in some circumstances, to reduce the prices we charge for covered service commitments. On each anniversary of the privatization date until July 18, 2013, we are obligated to compare the cumulative price increases and decreases of our non-LCO protected service commitments against a specified pricing index. If the weighted average price charged to non-LCO customers for the service commitments specified in the pricing index decreases by a cumulative amount of 15% or more, the LCO contracts obligate us to reduce the prices for LCO-protected service commitments of less than 10 years at the time of privatization by the same percentage. We calculated the price increases and decreases of our non-LCO protected service commitments as of July 18, 2002, 2003, 2004 and 2005 in accordance with the LCO contracts and found that the weighted average price charged to non-LCO customers for the specified service commitments had decreased. However, because the cumulative decrease through July 18, 2005 was less than 15%, we were not required to reduce prices for our LCO-protected service commitments.

Pursuant to a Public Services Agreement that we entered into with ITSO in connection with the privatization, ITSO monitors our implementation of the LCO protections. Under the Public Services Agreement, we are obligated to provide our services in a manner consistent with the core principles of global coverage and connectivity, lifeline connectivity and non-discriminatory access. Global coverage and connectivity refers to the principle that our satellite system should provide the maximum coverage of the earth available from satellites in geostationary orbit and that it should have sufficient interconnection capabilities to make communication possible within and between Africa, Asia, Europe, North America and South America. Lifeline connectivity refers to the principle that we should make our satellite system available at protected price levels to users in low income countries, countries with low teledensity and other countries that are dependent on our system for access to international telecommunications services. Non-discriminatory access refers to the principle that all entities should have a fair and equal opportunity to access our satellite system.

Distribution Agreements

In connection with the privatization, we entered into non-exclusive service distribution agreements with many of customers. The distribution agreement is a master agreement that gives customers the right to order capacity, subject to availability, and authorizes our customers to act as distributors of our services. Each distribution agreement provides for an initial term of five years and may be renewed at the customer’s option for an additional five years. The distribution agreements restrict certain aspects of our business, as described below. See Item 1A—Risk Factors—Risk Factors Relating to Our Privatization for a description of the risks to our business associated with these restrictions.

The distribution agreements restrict the manner in which we can engage in some types of retail activities during the initial five-year term of the agreements. We are required to engage in these types of retail activities only through a separate business division. This division must maintain an arm’s-length relationship with us, and we may not provide services to it on terms and conditions more favorable than those provided to our distributors. The distribution agreements also require us to treat all similarly situated distributors in a non-discriminatory fashion, subject to commercial considerations and applicable laws and regulations. For example, we are required to provide all of our distributors with comparable opportunities to distribute existing and new services on a non-exclusive basis and to distribute services in any geographic region. If we establish a separate retail business division, we are required to treat it in the same way as any other distributor for the purposes of these non-discrimination principles.

Employees

At December 31, 2005, we had 765 employees. None of our employees are represented by a labor union and we consider our relationship with our employees to be good.

Item 1A.	Risk Factors

The risks described below are not the only ones that we may face. Additional risks that are not currently known to us or that we currently consider immaterial may also impair our business, financial condition or results of operations.

Risk Factors Relating to Our Business

We experience competition both within the FSS sector and from other providers of communications capacity, such as fiber optic cable capacity. For example, we are experiencing erosion of our point-to-point services revenue as a result of the migration of customers to fiber optic cable. Competition from other telecommunications providers could have a material adverse effect on our business and could prevent us from implementing our business strategy and expanding our operations as planned.

We are a leading operator in the FSS sector and provide point-to-point and point-to-multipoint services for voice, data and video communications and for high-speed internet access. We compete against other satellite operators and against suppliers of ground-based communications capacity. Because some of our competition may have greater financial resources than we do, they may be able to respond more quickly to industry trends.

The FSS sector is subject to consolidation and to competition from other forms of communications technology, such as fiber optic cable. The increasing availability of satellite capacity and capacity from other forms of communications technology has created an excess supply of telecommunications capacity in certain regions that has resulted in a decrease in the prices we are able to charge for certain of our services under new service contracts and thereby negatively affected our profitability. These trends have impacted growth expectations in the FSS sector, which is expected to experience relatively flat to moderate growth over the next few years.

We face challenges to our business apart from these industry trends that our competition may not face. A significant portion of our revenue is derived from channel services. Since fiber optic cable capacity, when available, is at substantially lower prices than satellite capacity for the same routes, competition from fiber optic cable has resulted in a migration of our point-to-point customers from satellite to fiber optic cable on certain routes. We have experienced erosion in our revenue from point-to-point services in recent years due to the build-out of fiber optic cable capacity, and we expect this erosion to continue. Some other FSS operators have service mixes that are less dependent on point-to-point connectivity than our current service mix. Our plan to address this erosion and sustain our business includes expanding our customer base in point-to-multipoint services, such as video, and growing our managed solutions business.

Our ability to increase our share of the video market will also partially depend on our ability to attract customers that do not currently use our system, as well as our ability to develop new product offerings leveraging advances in technology, such as IPTV and VoD. Because some other FSS operators have been able to leverage the use of their satellites by a popular broadcaster to attract other broadcasters to their satellites, a significant number of broadcasters, cable systems and consumers may have satellite access equipment already pointed at other FSS operators’ satellites. In addition, popular broadcasters may have long-term agreements with other FSS operators. If we are unable to create new broadcast distribution communities or attract new customers in this segment, we may be unable to offset erosion in our point-to-point services revenue or to achieve future revenue growth.

Our plan to address the erosion in our point-to-point services revenue and to sustain our business also includes providing point-to-point services in areas of the world where fiber optic cable does not yet exist or for which fiber optic cable is believed to be unsuitable and offering integrated satellite/fiber and managed solutions. However, we may not be able to further penetrate the point-to-point services market in the regions we are targeting. If we continue to experience the erosion of our point-to-point services business and at the same time fail to capture sufficient growth in the market for point-to-multipoint services such as video or fail to increase our revenue by providing point-to-point services in regions where fiber optic cable capacity is unavailable and by offering integrated and managed solutions, our business could further shrink and our future revenue and profitability would be materially adversely affected.

Failure to compete effectively with other FSS operators or failure to implement our business strategy while maintaining our existing business would result in a loss of revenue and a decline in profitability, a decrease in the value of our business and a downgrade of our credit ratings, which would restrict our access to the capital markets.

The market for fixed satellite services may not grow or may shrink and therefore we may not be able to attract new customers, retain our existing customers or implement our strategies to grow our business. In addition, pricing pressures may have an adverse impact on FSS sector revenues.

The FSS sector, as a whole, is currently expected to experience relatively flat to moderate growth over the next few years. However, the market for fixed satellite services may not grow or may shrink. Competing technologies, such as fiber optic cable, are continuing to adversely affect the point-to-point segment of the FSS sector, which has historically represented the largest component of our revenue. In the point-to-multipoint segment, the global economic downturn, the transition of video traffic from analog to digital and continuing improvements in compression technology have negatively impacted demand for certain fixed satellite services. Developments that we expect to support the growth of the satellite services industry, such as continued growth in data traffic and the proliferation of HDTV and niche programming, may fail to materialize or may not occur in the manner or to the extent we anticipate.

Because the market for fixed satellite services may not grow or may shrink, we may not be able to attract customers for the managed solutions that we are providing as part of our strategy to sustain our business. In addition, reduced growth in the FSS sector may adversely affect our ability to utilize the assets that we acquired in the Intelsat Americas Transaction to achieve our strategic goals of developing a North American franchise and increasing our customer base in the cable television, broadcasting and private data networking segments. Moreover, reduced growth in the FSS sector may adversely affect our ability to retain our existing customers. A shrinking market could reduce the number and value of our customer contracts and would have a material adverse effect on our business and results of operations. In addition, there could be a substantial negative impact on our credit ratings and our ability to access the capital markets.

Pricing trends in recent years have negatively impacted our revenue. In particular, pricing pressure for services in the Asian and Latin American markets has negatively impacted FSS operators’ revenue in these markets. Pricing may not stabilize in the Asian and Latin American markets, which may impact overall revenues for the FSS sector.

We have several large customers, and the loss of any one of them could reduce our revenue and materially adversely affect our business. In addition, our revenue, backlog and profitability may be negatively affected as a result of financial difficulties experienced by our customers.

For the year ended December 31, 2005, our ten largest customers and their affiliates represented approximately 22% of our revenue. The loss of any of these customers could significantly affect our revenue and operating margins. In addition, to the extent the credit quality of our customers deteriorates or these customers seek bankruptcy protection, we may not be able to collect our receivables from these customers, which may adversely affect our operating results. Our expected future revenue from customers that are experiencing financial difficulties may be at risk.

If our backlog is reduced due to the financial difficulties of our customers, our revenue and operating margins would be further negatively impacted.

We may not be able to complete strategic transactions, including the PanAmSat Acquisition Transactions, or integrate new businesses successfully into our business, which may prevent us from implementing strategies to grow our business.

We have entered into a Merger Agreement with PanAmSat, which is subject to a number of conditions and could be completed in the second or third quarter of 2006. See Item 1—Business—The Transactions—The PanAmSat Acquisition Transactions. We intend to continue to evaluate and pursue strategic transactions that can, among other things, broaden our customer base, provide enhanced geographic presence and provide complementary technical and commercial capabilities. We could be prevented from, or significantly delayed in, achieving our strategic goals if we are unable to complete strategic transactions such as the PanAmSat Acquisition Transactions or to integrate new businesses successfully into our business.

Our ability to engage in strategic transactions depends in the first instance on our ability to identify suitable transactions and partners. Moreover, we may not be able to complete any strategic transaction that we identify. Successful completion of any transaction, including the PanAmSat Acquisition Transactions, depends on a number of factors that are not entirely within our control, including our ability to negotiate acceptable terms, conclude satisfactory agreements and obtain all necessary regulatory approvals. In addition, we may need to finance any strategic transaction that we identify. If so, we may not be able to obtain the necessary financing on satisfactory terms and within the timeframe that would permit a transaction, including the PanAmSat Acquisition Transactions, to proceed. If any of these factors prevents us from completing strategic transactions, we may not be able to implement strategies to expand our business.

We may incur significant costs arising from our efforts to engage in strategic transactions. These costs may exceed the returns that we realize from a given transaction. Moreover, these expenditures may not result in the successful completion of a transaction. In addition, under the terms of the Merger Agreement, if the agreement is terminated under specified circumstances relating to our inability to obtain financing or requisite regulatory approvals, we may be required to pay PanAmSat a termination fee of $250 million. See Item 1—Business—The Transactions—The PanAmSat Acquisition Transactions.

Even if we do complete strategic transactions, including the PanAmSat Acquisition Transactions, we may be unable to integrate successfully the personnel and operations of a new business. In addition, we may be unable to achieve the operational synergies or other benefits that we had anticipated. Moreover, we might fail to discover liabilities of a business or operating or other problems prior to completing a transaction. We could experience adverse accounting and financial consequences, such as the need to make large provisions against the acquired assets or to write down acquired assets. We might also experience a dilutive effect on our earnings. In addition, depending on how any such transaction is structured, there may be an adverse impact on our capital structure.

We may not be able to complete strategic transactions, including the PanAmSat Acquisition Transactions, successfully in accordance with our business strategy, and any strategic transactions that we do complete may not promote our business strategy, may negatively affect the value of our business or may adversely affect our prospects for long-term growth.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness, including the notes.

As of December 31, 2005, excluding Intelsat, Ltd.’s guarantees of the senior secured credit facilities, the acquisition finance notes and a note payable to Lockheed Martin Corporation, and its obligations as co-obligor with respect to the discount notes, Intelsat, Ltd. had approximately $1.7 billion principal amount of indebtedness outstanding, none of which was guaranteed by Intelsat Sub Holdco or any of its subsidiaries. As of December 31, 2005, Intelsat Sub Holdco and its subsidiaries had $2.9 billion principal amount of indebtedness outstanding and availability of $178.0 million under our revolving credit facility. The indenture governing the acquisition finance notes permits Intelsat Sub Holdco to make payments to Intelsat, Ltd. necessary to make cash interest payments on such indebtedness and to pay off Intelsat, Ltd.’s $400 million 5.25% Senior Notes due in 2008, so long as no default or event of default shall have occurred and be continuing or would occur as a consequence thereof. As of December 31, 2005, Intelsat Bermuda had approximately $331 million principal amount of indebtedness outstanding, excluding its guarantee of the senior secured credit facilities and the acquisition finance notes, none of which was guaranteed by Intelsat Sub Holdco or any of its subsidiaries.

Furthermore, if the PanAmSat Transactions are completed, we will become a significantly more highly leveraged company than we currently are. As part of the PanAmSat Acquisition Transactions, it is expected that Intelsat Bermuda, Intelsat Sub Holdco, PanAmSat and PanAmSat Corporation will incur substantial additional debt, the aggregate principal amount of which is not expected to exceed $3.267 billion. The amount of new debt is based on current expectations and is subject to change. A portion of the financing raised by Intelsat Bermuda may be guaranteed by Intelsat Sub Holdco and certain of its subsidiaries. In addition, PanAmSat is a highly leveraged company and as part of these transactions, approximately $3.2 billion in aggregate principal amount of existing debt of PanAmSat and its subsidiaries will either be refinanced or remain outstanding.

As of December 31, 2005, pro forma for the PanAmSat Acquisition Transactions (assuming the transactions close in the manner described herein), Intelsat, Ltd. would have had approximately $11.4 billion principal amount of total indebtedness on a consolidated basis, $2.7 billion of which would have been secured debt. The amounts of indebtedness described in the previous sentence are estimates only and may change based on market conditions, available cash flows of the issuers and the actual types and amounts of debt outstanding and issued on the closing date of the PanAmSat Acquisition Transactions. See Item 1—Business—The Transactions—The PanAmSat Acquisition Transactions.

Our substantial indebtedness, and the substantial indebtedness of PanAmSat if the PanAmSat Acquisition Transactions are consummated, could have important consequences to you. For example, it could:

•	make it more difficult for us and PanAmSat to satisfy obligations with respect to indebtedness, including the notes, and any failure to comply with the obligations of any of our debt instruments,

including financial and other restrictive covenants, could result in an event of default under the indenture governing the notes and the agreements governing such other indebtedness;

•	require us and PanAmSat to dedicate a substantial portion of available cash flow to pay principal and interest on debt, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit flexibility in planning for and reacting to changes in our business and in PanAmSat’s business and in the industry in which we operate;

•	limit our and PanAmSat’s ability to engage in strategic transactions or implement our respective business strategies;

•	limit our and PanAmSat’s ability to borrow additional funds; and

•	place us and PanAmSat at a disadvantage compared to any competitors that have less debt.

Any of the factors listed above could materially and adversely affect our business and, if the PanAmSat Acquisition Transactions are consummated, our combined businesses and our respective results of operations. If we do not have sufficient cash flow to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

We may be able to incur significant additional indebtedness in the future. Although the indenture governing the acquisition finance notes, the indenture governing the discount notes, the credit agreement governing the senior secured credit facilities and other agreements governing our indebtedness contain restrictions on the incurrence of certain additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. If we incur new indebtedness, including in connection with the PanAmSat Acquisition Transactions, the related risks, including those described above, could intensify.

The terms of the senior secured credit facilities, the indentures governing the discount notes and the acquisition finance notes and the terms of our other indebtedness may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The senior secured credit facilities, the indentures governing the acquisition finance notes and the discount notes and our other outstanding indebtedness contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants imposing significant operating and financial restrictions on Intelsat Sub Holdco, Intelsat Bermuda, Intelsat, Ltd. and some or all of its subsidiaries, including restrictions that may limit Intelsat Sub Holdco’s, Intelsat Bermuda’s, Intelsat, Ltd.’s or those subsidiaries’ ability to engage in acts that may be in our long-term best interests. The senior secured credit facilities include financial covenants, including requirements that Intelsat Sub Holdco:

•	maintain a minimum interest coverage ratio;

•	not exceed a maximum senior secured leverage ratio; and

•	not exceed a maximum total leverage ratio.

In addition, the senior secured credit facilities require Intelsat Sub Holdco to use a portion of the proceeds of certain asset sales, in excess of a specified amount, that are not reinvested in our business to repay indebtedness under such facilities.

The credit agreement governing the senior secured credit facilities and the indentures governing the acquisition finance notes and the discount notes include covenants restricting, among other things, the ability of Intelsat Sub Holdco (with respect to the senior secured credit facilities and the acquisition finance notes) and Intelsat Bermuda or, after the consummation of the PanAmSat Acquisition Transactions, Intermediate Holdco (with respect to the discount notes) or their respective subsidiaries, to:

•	incur or guarantee additional debt or issue disqualified stock;

•	pay dividends, or make redemptions, repurchases or distributions, with respect to ordinary shares or capital stock;

•	create or incur certain liens;

•	make certain loans or investments;

•	engage in mergers, acquisitions, amalgamations, asset sales and sale and leaseback transactions; and

•	enter into transactions with affiliates.

These covenants are subject to a number of qualifications and exceptions.

The operating and financial restrictions and covenants in our existing debt agreements and any future financing agreements, including those that may be entered into in connection with the PanAmSat Acquisition Transactions, may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. A breach of any of the restrictive covenants in our senior secured credit facilities or, if the PanAmSat Acquisition Transactions are consummated, the PanAmSat secured credit facilities could result in a default under the applicable credit facilities. If any such default occurs, the lenders under the applicable credit facilities may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, enforce their security interest or require us to apply all available cash to repay these borrowings. If this occurred under our senior secured credit facilities, this would result in an event of default under our outstanding indebtedness. The lenders will also have the right in these circumstances to terminate any commitments they have to fund further borrowings. If Intelsat Sub Holdco were unable to repay outstanding borrowings when due, the lenders under the senior secured credit facilities would have the right to proceed against the collateral granted to them to secure the debt owed to them. If the debt under one or both of these secured credit facilities were to be accelerated, the assets of Intelsat, Ltd. and its subsidiaries might not be sufficient to repay such debt in full or to repay the other debt of Intelsat, Ltd. and its subsidiaries.

We may not be able to raise adequate capital to finance our currently planned business strategy, or we may be able to do so only on terms that significantly restrict our ability to operate our business.

Implementation of our business strategy has required a substantial outlay of capital. For example, in March 2004 we paid $967.1 million for the satellites and related assets that we acquired in the Intelsat Americas Transaction. As we pursue our business strategies and seek to respond to opportunities and trends in our industry, our actual capital expenditures may differ from our expected capital expenditures. Other than in connection with the PanAmSat Acquisition Transactions, we expect that the majority of our liquidity requirements in 2006 will be satisfied by cash on hand and cash generated from our operations. However, if we determine we need to obtain additional funds through external financing and are unable to do so, we may be prevented from fully implementing our business strategy.

The availability and cost to us of external financing depend on a number of factors, including our credit rating and financial performance and general market conditions. Both our credit rating, which was downgraded by Moody’s Investors Services, Inc. in February 2005 and by Standard & Poor’s Ratings Group in January 2005, and our ability to obtain financing generally may be influenced by the supply and demand characteristics of the telecommunications sector in general and of the FSS sector in particular. Declines in our expected future revenue under contracts with customers and challenging business conditions faced by our customers are among the other factors that may adversely affect our credit. Other factors that could impact our credit rating include the amount of debt in our current capital structure, the amount of additional debt that will be incurred and assumed in connection with the PanAmSat Acquisition Transactions, activities associated with our strategic initiatives, our expected future cash flows and the capital expenditures required to execute our business strategy. The overall impact on our financial condition of any transaction that we pursue may be negative or may be negatively perceived by the financial markets and ratings agencies and may result in adverse rating agency actions with respect to our credit rating. A credit rating downgrade or deterioration in our financial performance could limit our ability to obtain financing or could result in any such financing being available only at greater cost or on more restrictive terms than might otherwise be available.

The agreements entered into to obtain financing for the Acquisition Transactions, as well as the agreements entered into in connection with the Amalgamation Transactions, as defined in this Annual Report, impose restrictions on us that may limit our flexibility in conducting our business and implementing our strategies. For example, the senior secured credit facilities contain financial and operating covenants that, among other things, require us to maintain financial coverage ratios and limit our ability to pledge our assets as security for additional borrowings. Similar restrictions and covenants are likely to be included in the agreements governing the new debt to be incurred in connection with the PanAmSat Acquisition Transactions. These restrictions will likely make it more difficult for us to obtain further external financing if we require it and could significantly restrict our ability to operate our business.

We may experience a launch failure or other satellite damage or destruction during launch, which could result in a total or partial satellite loss. A new satellite could also fail to achieve its designated orbital location after launch. Any such loss of a satellite could negatively impact our business plans and could reduce our revenue.

We may experience launch failures with respect to future satellites that could result in the partial or total loss of a satellite. Satellite construction and launch involve complex processes and technology, and we rely on contractors for both the manufacture and the launch of our satellites. Even if launched into orbit, a satellite may fail to enter into its designated orbital location or we may use more fuel than planned to place a satellite into its orbital location and, as a result, reduce the orbital maneuver life of the satellite.

Since 1975, we and our predecessor, the IGO, have launched 53 satellites. Five of these 53 satellites were destroyed as a result of launch failures. In addition, one of these 53 satellites did not achieve the correct orbit upon its launch but was later rescued and placed into the correct orbit. We also experienced several launch failures during the 1960s and early 1970s. Launch failure rates vary according to the launch vehicle used.

The loss of a satellite due to a launch failure could result in significant delays in revenue anticipated to be generated by the satellite. The construction of a satellite can take two years or longer. Even after the satellite has been manufactured, an appropriate launch date may not be available at that time. Any significant delay in the commencement of service of a satellite due to a launch failure would delay and could potentially permanently reduce the revenue anticipated to be generated by the satellite and could give customers who have purchased or reserved capacity on that satellite a right to terminate their service contracts relating to the satellite. We may not be able to accommodate affected customers on other satellites until a replacement satellite is available. A customer’s termination of its service contracts with us as a result of a launch failure would reduce our contracted backlog. Delay caused by launch failures may also preclude us from pursuing new business opportunities and undermine our ability to implement our business strategy.

We may experience in-orbit satellite failures or degradations in performance that could impair the commercial performance of our satellites, which could lead to lost revenue, an increase in our cash operating expenses, lower operating income or lost backlog.

Satellites utilize highly complex technology and, accordingly, are subject to in-orbit failures after they have been successfully put into operation. Potential in-orbit failures that could affect our satellites include circuit and transponder failures and solar array and battery cell failures. Other potential failures include satellite control system failures and propulsion system failures. Failures can result from manufacturing errors or operational errors and can degrade performance, reduce available capacity or decrease the orbital maneuver lives of the affected satellites. Electrostatic or solar storms and collision with space debris or micro-meteoroids could also damage our satellites. We may experience future failures or performance degradation on any of our satellites as a result of any of these or other events.

We have experienced some technical problems with our current satellite fleet. Most of these problems have been component failures and anomalies, such as the failure of several battery cells on our IS-706 and IS-709 satellites, damage to the north solar array structure of our IS-801 satellite, the central processing unit failures on the IA-6 satellite and recent anomalies in the north electrical distribution system of the IA-7 satellite, and in our IS-804 satellite, described elsewhere in this Annual Report. We participated in a failure review board with manufacturer SS/L, to investigate the cause of the IA-7 satellite anomaly. The board identified the likely root cause of the anomaly as a design flaw that is affected by a number of parameters and in some extreme cases can result in an electrical system anomaly. This design flaw exists on two of our satellites—IA-7 and IA-6.

In addition, our IS-804 satellite experienced a sudden and unexpected electrical power system anomaly that resulted in the total loss of the satellite. We established and participated in a failure review board with manufacturer Lockheed Martin Corporation to investigate the cause of the IS-804 anomaly. The IS-804 satellite was a Lockheed Martin 7000 series (“LM 7000 series”) satellite, and we operate three other satellites in the LM 7000 series, the IS-801, IS-802 and IS-805 satellites. The failure review board released its report in November 2005. We believe, based on the failure review board’s analysis, that the IS-804 failure is not likely to have been caused by an IS-804 specific workmanship or hardware element, but is most likely caused by a high current event in the battery circuitry triggered by an electrostatic discharge that propagated to cause the sudden failure of the high voltage power system. Further, we believe that although this risk exists for our other LM 7000 series satellites, the risk to any individual satellite is low. We do not believe that any operational steps or adjustments to our satellite deployment plan are required to mitigate the risk.

Because our satellites are designed to accommodate an anticipated rate of equipment failure, other than the partial loss of the IA-7 satellite and the loss of the IS-804 satellite, the technical problems experienced with the satellites in our fleet have not had a significant impact on the overall transponder availability in our satellite fleet to date. However, this may not continue to be the case. Our satellites may experience technical problems in the future related either to the component failures or anomalies that have already occurred or to other failures. As described elsewhere in this Annual Report, the design flaw that the IA-7 failure review board determined was the likely root cause of the IA-7 electrical system anomaly exists on both IA-7 and IA-6. If any of our satellites suffers a total or partial loss, our ability to generate revenue from the affected satellite may be permanently reduced or eliminated. Additionally, such a total or partial loss may increase our cash operating expenses to the extent we are required to reposition ground equipment in connection with moving customers to other satellites, and to the extent we are required to lease additional capacity on satellites we do not own to maintain service to our customers that were leasing capacity on the affected satellite. Further, any such total or partial loss and any resulting charge, write-down or write-off would negatively impact our operating income. Our backlog may also be negatively impacted if any such total or partial loss results in the termination of customer contracts.

We do not have in-orbit insurance coverage for any of our satellites. A total loss of a satellite could have a material adverse effect on our business.

We currently do not insure the in-orbit operations of any of our satellites. Accordingly, we would have to bear the entire cost of any loss to our 27 satellites. The net book value of the 28 satellites we owned and operated as of December 31, 2005 was $2.8 billion. The total or partial loss of a satellite would cause us to recognize a loss equal to the book value of any such total loss or, in the case of a partial loss, equal to the proportion of the satellite’s book value corresponding to such partial loss.

We maintain third-party liability insurance. This insurance, however, may not be adequate or available to cover all third-party liability damages that may be caused by any of our satellites, and we may not in the future be able to renew our third-party liability coverage on reasonable terms and conditions, if at all.

Compliance with the Sarbanes-Oxley Act is likely to increase our operating expenses. If we fail to comply with the Sarbanes-Oxley Act, our business could be materially adversely affected.

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, have required, and will require, changes to some of our corporate governance practices. These changes include developing financial and disclosure processes that satisfy Section 404 of the Sarbanes-Oxley Act. We expect that these new rules and regulations will increase our legal and financial compliance costs and will make some activities more difficult, time consuming and costly. We also expect that these new rules and regulations could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and to attract and retain qualified executive officers. If we are unable to comply with the Sarbanes-Oxley Act and related rules and regulations, our business could be materially adversely affected.

We may become subject to unanticipated tax liabilities that may have a material adverse effect on our results of operations.

Intelsat, Ltd. and certain of its subsidiaries are Bermuda-based companies, and we believe that a significant portion of the income derived from our communications network will not be subject to tax in Bermuda, which currently has no corporate income tax, or in other countries in which we conduct activities or in which our customers are located, including the United States and the United Kingdom. However, this belief is based on the anticipated nature and conduct of our business, which may change. It is also based on our current position under the tax laws of the countries in which we have assets or conduct activities. This position is subject to review and possible challenge by taxing authorities and to possible changes in law that may have retroactive effect. For example, we and our non-U.S. subsidiaries intend to conduct our operations (and believe we have conducted our operations to date) so that we and our non-U.S. subsidiaries will not be (and have not been) engaged in a trade or business within the United States and will not earn (and have not earned) income effectively connected with such a business that would be subject to U.S. federal income tax. However, the U.S. Internal Revenue Service may conclude that we and our non-U.S. subsidiaries have engaged in a trade or business within the United States. Such a determination could result in a substantial unanticipated tax liability for us.

In September 2005, the U.S. Department of the Treasury issued proposed regulations with respect to the source of international and other types of communications income. If the regulations are adopted in the form proposed, under certain circumstances, we may become subject to U.S. tax on a substantial portion of our income that is currently not subject to such taxation, possibly even if we are not found to have engaged in a trade or business within the United States.

The extent to which certain taxing jurisdictions may require us to pay tax or to make payments in lieu of tax cannot be determined in advance. In addition, our operations and payments due to us may be affected by changes in taxation, including retroactive tax claims or assessments of withholding on amounts payable to us or other taxes assessed at the source, in excess of the taxation we anticipate based on business contacts and practices and the current tax regimes. Our results of operations could be materially adversely affected if we become subject to a significant amount of unanticipated tax liabilities.

We are subject to risks due to the unique international nature of our operations.

We provide communications services in over 200 countries and territories, and we believe that this fact distinguishes us from other satellite operators. Accordingly, we may be subject to greater risks than other satellite operators as a result of the international nature of our business operations. We could be harmed financially and operationally by tariffs, taxes and other trade barriers that may be imposed on our services, or by political and economic instability in the countries in which we provide service. If we ever need to pursue legal remedies against our customers or our business partners located outside of Bermuda, the United States or the United Kingdom, it may be difficult for us to enforce our rights against them.

Almost all of our customers are required to pay for our services in U.S. dollars. Fluctuations in the value of non-U.S. currencies may make payment in U.S. dollars more expensive for our non-U.S. customers. In addition, our non-U.S. customers may have difficulty obtaining or exporting U.S. currency due to currency exchange controls. For example, the Argentine government has from time to time imposed restrictions on the remittance of payments abroad. Any such restrictions or any events relating to political uncertainty in Argentina or other countries could put some of our backlog represented by contracts with, or receivables due from, customers in these countries at risk.

Our Investors control us and may have conflicts of interest with us in the future.

The Investors, together with certain members of our existing management, beneficially own nearly 100% of Intelsat Holdings, which owns Intelsat, Ltd. As a result, the Investors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of shareholders. For example, the Investors could cause us to make acquisitions that increase the amount of our indebtedness. Additionally, the Investors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Investors may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the Investors continue to own a significant amount of the equity of Intelsat Holdings, they will continue to be able to strongly influence or effectively control our decisions.

Risk Factors Relating to Our Privatization

We believe that our business realized certain advantages as a result of being operated by the IGO. Our business no longer enjoys these advantages following the privatization.

Prior to July 18, 2001, our business was operated by the IGO. We believe that our business realized advantages as a result of being operated by the IGO. The loss of these advantages following our privatization may adversely affect our business.

The IGO’s owners held investment share in the IGO and were the IGO’s principal customers. Our shareholders prior to the consummation of the Acquisition Transactions, most of which were the IGO’s owners before privatization, accounted for approximately 78% in 2002, 53% in 2003 and 43% of our revenue in 2004. For the year ended December 31, 2005, our former shareholders accounted for approximately 34% of our revenue. Because the IGO’s owners were able to purchase investment share in the IGO based on their percentage use of the IGO’s satellite system, many of our customers had an incentive to use the IGO’s system. As a result, being operated as an IGO may have provided a competitive advantage to our business. Because ownership of our ordinary shares is no longer connected to our customers’ use of our system, our customers may increase their use of the systems of other telecommunications services providers, which could negatively impact our future revenue and profitability. This risk may be exacerbated as a result of the Acquisition Transactions, as these former shareholder customers no longer have any equity ownership of us.

Some provisions of the service agreements we entered into with customers as part of our privatization are unfavorable to us.

In connection with our privatization, we entered into various contractual arrangements with our customers that contained provisions unfavorable to us. These contractual arrangements may limit our flexibility in marketing our services and introducing new service offerings.

We agreed to provide most favored customer, or MFC, protection for the customer service commitments that were transferred from the IGO to our Intelsat Global Sales subsidiary pursuant to novation agreements. Approximately 20% of the outstanding customer commitments represented in our December 31, 2005 backlog were MFC-protected. From the date of our privatization through December 31, 2005, our MFC terms had resulted in a cumulative negative impact on revenue and backlog of approximately $200,000. MFC protection continues for up to five years after July 18, 2001.

We also agreed to provide price protection for some of our customers, primarily those from low income or low teledensity countries, pursuant to lifeline connectivity obligation, or LCO, contracts. Approximately 9% of the outstanding customer commitments represented in our December 31, 2005 backlog were LCO-protected. LCO protection can continue until July 18, 2013.

We also agreed to enter into non-exclusive service distribution agreements with our customers who wanted to be authorized distributors of services ordered from us after privatization. The distribution agreements place conditions on our ability to engage in some types of retail activities, and impose certain non-discriminatory treatment restrictions during the initial five-year term of the agreements. Because customers have the option of renewing the initial five-year term of a distribution agreement for another five years, we may be subject to these restrictions for up to ten years after July 18, 2001.

Because the contractual restrictions described above limit our flexibility in the operation of our business and the execution of our business strategy, they could have a material adverse effect on our ability to compete effectively and to implement our business strategies.

Risk Factors Relating to Regulation

Successful deployment and operation of our satellites depend upon our ability to maintain existing regulatory authorizations to operate our satellites at certain locations and to obtain any required authorizations in the future. If we do not obtain all of the authorizations necessary to complete our satellite deployment plans on schedule, we will not be able to implement our business strategy and expand our operations as we currently plan.

The operation of our existing and currently planned satellites is regulated by the FCC, with two exceptions. Specifically, the BSS portion of our Ku-band operations on one satellite is regulated by the U.K. Office of Communications, referred to as Ofcom, and our C-band operations on another satellite are regulated by PANGTEL. We have obtained authorizations from the FCC to operate our existing satellites and have a pending application to construct, launch and operate our planned additional satellite (IA-9).

If we do not maintain FCC, PANGTEL or Ofcom authorizations for our existing satellites or do not obtain any required authorizations in the future, we would not be able to operate the satellites covered by those authorizations unless we obtained authorization from another licensing jurisdiction. If we do not maintain our existing FCC authorizations, we may not be able to continue as a going concern.

The FCC reserves the right to require a satellite to be relocated to a different orbital location if it determines that relocation is in the public interest. In addition, if we do not place a satellite into service in a designated orbital location by the deadline set by the FCC, our rights to this orbital location could expire or be revoked by the FCC. The majority of the satellites in our fleet receive and transmit signals using two bands of the radio frequency spectrum, called the C-band and the Ku-band. In addition, our IA-8 satellite also transmits and receives signals in the Ka-band, and the Marisat-F2 satellite transmits and receives signals in the UHF-band, L-band and C-band. If we lose our rights to any of our orbital locations licensed by the FCC, such locations could become available for use by another satellite operator. Similarly, if we lose our rights to our orbital location licensed by PANGTEL or orbital locations licensed by Ofcom, those locations could become available for use by another satellite operator. We cannot operate our satellites without a sufficient number of suitable orbital locations in which to place the satellites. The loss of one or more of our orbital locations or frequency assignments licensed by the FCC, PANGTEL or Ofcom could negatively affect our plans and our ability to implement our business strategy. Loss of an orbital location could cause us to lose the revenue from services located at that orbital location to the extent these services cannot be provided by satellites at other orbital locations.

In addition, one of our existing FCC earth station licenses is subject to Section 310(b)(4) of the Communications Act of 1934, as amended, which requires FCC approval of indirect non-U.S. ownership in our FCC-licensed subsidiaries in excess of 25%. In a December 22, 2004 order approving the Acquisition Transactions, the FCC reviewed the level of non-U.S. ownership of our company that existed upon closing of the Acquisition Transactions and determined that such ownership is not inconsistent with the public interest. In addition, the FCC stated that our FCC-licensed subsidiaries may accept up to and including an additional 25% indirect equity and/or voting interest from Intelsat Holdings’ current foreign investors and from other foreign investors, subject, however, to the condition that no single non-U.S. individual or entity (other than Intelsat Holdings) may acquire a greater-than-25% indirect equity and/or voting interest in our FCC-licensed subsidiaries without prior FCC approval. We are also required to seek prior FCC approval before any investor that is not from a World Trade Organization, referred to as the WTO, member country acquires equity or voting interests in our company that, when aggregated with the current ownership in our company by investors from non-WTO member countries, exceeds 25%. Currently, less than 5% of our equity is indirectly held by individuals or entities from non-WTO member countries, including WTO observer countries. We monitor the non-U.S. ownership in our company, including non-WTO member country ownership, and would, if necessary, periodically seek FCC approval for non-U.S. ownership of our company that is inconsistent with the public interest. However, if we fail to obtain such approvals and we exceed the non-U.S. ownership limitations described above, the FCC may determine that such non-U.S. ownership is inconsistent with the public interest. In connection with such determination, the FCC could revoke our current earth station authorization subject to Section 310(b)(4).

The results of any International Telecommunication Union satellite registration process may interfere with our use of orbital locations for our future satellites or prevent us from operating satellites in those orbital locations as contemplated by our business plan. Also, our rights to orbital locations may change or expire.

We are required to coordinate the use of our satellites at particular orbital locations as part of the satellite registration process of the ITU, in order to prevent harmful radio frequency interference between our satellite system and other existing or planned satellite systems. We must also submit by specified deadlines due diligence and other information required by the registration process. The ITU’s Radio Regulations do not contain mandatory dispute resolution or enforcement mechanisms and we must rely on the governments of the United States, the United Kingdom, Papua New Guinea and Germany to represent our interests before the ITU, including obtaining new rights to use orbital locations, coordinating frequency use and resolving disputes relating to the ITU’s rules and procedures. Consequently, the registration process may negatively impact our ability to provide the services we intend to provide using a satellite located at a given orbital location. In addition, the registration process may result in modifications of our proposed coverage areas or satellite deployment plans. We may be required to accept modifications that significantly restrict our use of a particular orbital location, possibly to the extent that our use of the orbital location would no longer be financially viable. Moreover, the registration of our future satellites may not be successful and may not allow us to operate our satellites in accordance with our desired satellite deployment plans.

In accordance with the ITU’s Radio Regulations, the FCC has reserved on our behalf rights to 27 C-band and Ku-band orbital locations. Our in-orbit satellites do not currently occupy all of these orbital locations. If we are unable to place satellites into currently unused orbital locations by specified deadlines and in a manner that satisfies ITU or FCC requirements, or if we are unable to maintain satellites at the orbital locations that we currently use, we may lose our rights to use these orbital locations and the locations could become available for other satellite operators to use. As noted above, we cannot operate our satellites without a sufficient number of suitable orbital locations in which to place the satellites. The loss of one or more of our orbital locations or frequency assignments licensed by the FCC, PANGTEL or Ofcom for our currently operating satellites could significantly affect our plans and impact our ability to implement our business strategy. Such a loss could therefore have a material adverse effect on our revenue and profitability, as well as on the value of our business.

Furthermore, we have been authorized by the regulatory bodies mentioned above, as well as Bundesnetzagentur, the German regulatory authority for telecommunications and posts, to operate satellites in additional orbital locations and additional frequency bands besides those we currently utilize. We may decide, however, not to place satellites in these additional orbital locations or not to operate in these additional frequencies before specified deadlines. As a result, we may lose our rights to these additional orbital locations and frequencies.

We are subject to regulatory and licensing requirements in each of the countries in which we provide services, and our business is sensitive to regulatory changes in those countries.

The telecommunications industry is highly regulated, and, in connection with operating our business, we need to obtain various local, national and international regulatory approvals from time to time. If we cannot comply with the laws and regulations that apply to us, we could lose our revenue from services provided to the countries and territories covered by these laws and regulations.

We provide satellite capacity, ground network uplinks, downlinks and other value-added services to our customers. Pursuant to our business strategy, we have expanded our operations to provide these services for some of our customers, and accordingly have become subject to additional regulatory requirements. If we cannot obtain or are delayed in obtaining the regulatory approvals needed to provide new services to our customers and to engage in these operations, we may not be able to implement elements of our business strategy according to our current schedule. If we are not able to expand into new services and operations, or are significantly delayed in doing so, the revenue associated with these new services will also be delayed or may not be realized at all.

We also need to maintain our existing regulatory approvals, and from time to time obtain new regulatory approvals, in connection with the satellite and other services that we provide to our customers. We are subject to the regulatory and licensing requirements of each of the countries in which we provide our services, as well as to certain international regulatory regimes. For example, we are subject to and need to comply with:

•	the laws and regulations administered by the FCC;

•	other U.S. laws and regulations, including U.S. export control laws and U.S. sanctions regulations;

•	regulation by the Bermuda Monetary Authority and the Minister of Finance of Bermuda and other Bermuda laws and regulations;

•	regulation by the U.K.’s OfCom;

•	regulation by PANGTEL;

•	regulation by Bundesnetzagentur;

•	the economic sanctions imposed by the United Nations;

•	licensing regulations in countries in which we operate our own earth stations;

•	the ITU satellite registration process; and

•	the laws and regulations of the over 200 countries and territories in which we provide our services.

Obtaining and maintaining these approvals can involve significant time and expense. If we fail to obtain particular regulatory approvals, this failure may delay or prevent our ability to provide services to our customers. In addition, the laws and regulations to which we are subject could change at any time. Such changes could make it more difficult for us to obtain or maintain our regulatory approvals or could cause our existing authorizations to be revoked or terminated. If we fail to obtain regulatory authorizations important to our current business or our business strategy, this failure could result in decreased revenue, increased costs and a decline in our profitability.

Finally, we are subject to fees associated with the regulatory and licensing requirements discussed above. The countries, territories and institutions that regulate us could change these fees at any time. Significant increases in the fees to which we are subject in a particular jurisdiction could negatively impact our plans to provide services in that jurisdiction or our profitability.

If we do not maintain our existing authorizations or obtain necessary future authorizations under the export control laws and regulations of the United States, we may be unable to export technical information or equipment that we are required to provide to non-U.S. persons and companies under our contracts, including our satellite construction, launch and insurance contracts. Additionally, if we do not maintain our existing authorizations or obtain necessary future authorizations under the trade sanctions laws and regulations of the United States, we may not be able to provide satellite capacity and related administrative services to certain countries subject to U.S. sanctions. Failure to obtain authorizations under the U.S. export control and trade sanctions laws and regulations, or revocation of any of these authorizations, could have a material adverse effect on our business.

Satellites and related equipment, as well as technical information relating to satellites, are regulated under U.S. export control laws and regulations. As a company with subsidiaries located in the United States, we are required to comply with these laws and regulations, and many of our current contracts for the manufacture, launch, operation and insurance of our satellites require the export of satellite hardware or technical information to locations outside of the United States or to non-U.S. persons or companies. U.S. export control laws and regulations require that we obtain a license from the U.S. Department of State’s Directorate of Defense Trade Controls in order to export any satellites or related equipment or technical information to non-U.S. persons or to locations outside of the United States. We also have to obtain licenses from the U.S. Department of Commerce’s Bureau of Industry and Security in connection with the export of certain equipment relating to our satellite network. We have obtained the licenses we currently need in order to export the equipment and information required by our contracts and by our current operations, and we believe that the terms of these licenses are sufficient given the scope and duration of the contracts to which they pertain. However, these licenses could be suspended or revoked for cause. Although we do not currently believe we are at risk of having our current licenses suspended or revoked, the U.S. government could nevertheless determine to suspend or revoke these licenses. In addition, we may not be able, on a timely basis or at all, to renew any licenses that are due to expire but are necessary to our business operations or to obtain any new licenses that we require in the future. The average time it takes to obtain an authorization from the Directorate of Defense Trade Controls or the Bureau of Industry and Security is between 60 and 90 business days, although in specific cases authorization may take longer, and timely receipt of authorizations is often critical to our business operations. There could be delays in the processing of renewal or new license applications that we submit in the future, or our applications could be denied. If in the future we are delayed in obtaining or cannot obtain renewals or new licenses, or if any of the licenses already granted to us are suspended or revoked, it could have a significant negative impact on our ability to acquire new satellites, launch new satellites, insure our satellites or operate the satellites in our network, which would have a material adverse effect on our revenue and profitability.

Many of our employees are non-U.S. nationals. Access to technical information relating to our satellites by these non-U.S. national employees is also regulated by U.S. export control laws and regulations. We have obtained export authorization from the Directorate of Defense Trade Controls to allow all necessary non-U.S. national employees to have access to our technical information that is subject to U.S. export control laws. However, this authorization could be revoked for cause, which could prevent us from obtaining a new authorization in the future. In addition, the authorization requires us to maintain certain internal controls relating to this technical information. If we do not properly manage our internal compliance or if any of our employees violates applicable laws or regulations, we could be exposed to civil and criminal liability or could lose our current export authorization. Because of the broad scope of activities covered by this authorization and the functions performed by our non-U.S. national employees covered by the authorization, the loss of the authorization could materially adversely impact our operations.

In addition, because we conduct management activities from Bermuda, our U.S. suppliers must comply with U.S. export control laws and regulations in connection with their export of satellites and related equipment and technical information to us. Our ability to acquire new satellites, launch new satellites or operate our satellites could also be negatively affected if our suppliers do not obtain required U.S. export authorizations.

Because of our history as an intergovernmental organization prior to privatization, the countries to which we provide satellite capacity include Cuba, Iran and the Sudan. We provide services to these countries pursuant to authorizations that we have received from the U.S. Department of the Treasury’s Office of Foreign Assets Control, referred to as OFAC, as these countries are subject to U.S. trade sanctions. However, these licenses are strictly limited to the provision of public international telecommunications services as defined in the INTELSAT Agreement, which is the treaty that established the IGO. If we were to violate the terms of these authorizations, we could be exposed to criminal and civil liability, or OFAC could suspend or revoke our authorizations to provide services to sanctioned countries, and our business could be adversely affected. Changes in the geopolitical environment could result in the modification or revocation of these OFAC authorizations or the imposition of sanctions on other countries, which could adversely affect our business.

If we do not maintain required security clearances from, and comply with our agreements with, the U.S. Department of Defense, we will not be able to continue to perform our obligations under classified U.S. government contracts.

To be able to participate in classified U.S. government programs, we sought and obtained security clearances for one of our subsidiaries from the U.S. Department of Defense as required under the national security laws and regulations of the United States by entering into a proxy agreement with the U.S. government. If we do not maintain these security clearances, we will not be able to perform our obligations under any classified U.S. government contracts to which our subsidiary is a party, the U.S. government would have the right to terminate our contracts requiring access to classified information and we will not be able to enter into new classified contracts. As a result, our business could be materially adversely affected. Further, if we materially violate the terms of the proxy agreement, which limits our ability to control the operations of this subsidiary, the subsidiary holding the security clearances may be suspended or debarred from performing any government contracts, whether classified or unclassified.

Consummation of the PanAmSat Acquisition Transactions is subject to meeting numerous regulatory requirements.

Consummation of the PanAmSat Acquisition Transactions is subject to meeting numerous regulatory requirements as specified in the Merger Agreement, which include obtaining regulatory consents from the FCC, the U.S. Department of Justice, the Committee on Foreign Investments in the United States, which we refer to as CFIUS, and regulatory authorities in certain other countries. We cannot assure you that the required consents and approvals will be granted in a timely manner or that any of these agencies or authorities will not agree with the views of third parties that may oppose our applications or deny the approvals we seek or impose onerous conditions in connection with granting these approvals such as requiring us or PanAmSat to dispose of specified assets, including satellites. See Item 1—Business—The Transactions—The PanAmSat Acquisition Transactions.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Most of our employees and satellite operations facilities are located in Washington, D.C. Our Intelsat Global Service Corporation subsidiary owns the building in Washington, D.C. in which these facilities are located, but leases the land underlying the building from the U.S. government pursuant to a lease that expires in 2081. We have an option to purchase the land underlying the building that may be exercised on or after July 18, 2005, provided that the U.S. Congress authorizes legislation to enable the conveyance of the land to us. The building has approximately 917,000 gross square feet, of which approximately 546,500 square feet houses office space and the satellite operations facilities based in the building. See Item 1—Business—Network—Network Operations and Current Ground Facilities for descriptions of these facilities. The building also houses the majority of our sales and marketing support staff and other administrative personnel. We also lease approximately 15,000 square feet of additional office space at another location in Washington, D.C. and 17,755 square feet in Bethesda, MD.

We use a worldwide ground network to operate our satellite fleet and to manage the communications services that we provide to our customers. This network is comprised of a number of earth station facilities, including eight primary earth stations that perform TT&C and other services, located around the world. Our network also consists of the communications links that connect the earth stations to our satellite control center located at our Washington, D.C. building and to our back-up operations facility.

The eight primary TT&C earth stations in our ground network are located in Australia, Germany, Italy, South Korea, South Africa and three U.S. locations. We own four of the primary TT&C earth stations in our ground network and contract with the owners of the other four primary TT&C stations for the provision of certain services. The contracts with the owners of these four stations have expiration dates ranging from October 21, 2008 to November 30, 2010. Other earth stations in our ground network include earth stations located in Argentina, Australia, Bahrain, the Caribbean, China, Colombia, Costa Rica, India, Italy, South Korea, Russia, South Africa, Tahiti, the United Arab Emirates and another U.S. location.

In addition to providing TT&C services for the operation of our satellite fleet, three of the four earth stations that we own provide teleport services. Two of these three earth stations are in the United States and one is in Germany. We lease teleport facilities in Australia and China. We have also established points of presence connected by leased fiber at key traffic exchange points around the world, including Los Angeles, New York, Hong Kong and London. We lease our facilities at these traffic exchange points. We use our teleports and points of presence in combination with our satellite network to provide our customers with managed solutions. We have established video points of presence connected by leased fiber at key video exchange points around the world, including Los Angeles, Denver, New York, Washington, D.C. and London. We lease our facilities at these video exchange points. We use our teleports and points of presence in combination with our satellite network to provide our customers with video services.

We own an approximately 39,000 square foot facility in Hagerstown, MD. In addition, we lease approximately 18,000 square feet of office space and 9,300 square feet of storage space at this location. This facility includes a full-time operations center managing uplinks to the Intelsat Americas satellites. The facility also includes a back-up facility and data center that we use as back-up for our satellite and other business operations.

We lease office space in Hamilton, Bermuda and London, England. Our Bermuda office was established in 2001 and serves as the headquarters for Intelsat Holdings, Intelsat, Ltd., Intelsat Bermuda and Intelsat Sub Holdco. Our London office houses the employees of Intelsat Global Sales, our sales and marketing subsidiary, and functions as our global sales headquarters. We also lease office space in New York, Brazil, China, France, Germany, India, Singapore, South Africa and the United Arab Emirates for our local sales and marketing support offices.

Item 3.	Legal Proceedings

We are subject to litigation in the normal course of business, but we do not believe that the resolution of any pending proceedings will have a material impact on our financial position or results of operations.

Two putative class action complaints that were filed against Intelsat, Ltd. and Intelsat Global Service Corporation in 2004 in the U.S. District Court for the District of Columbia by certain named plaintiffs who are Intelsat retirees, spouses of retirees or surviving spouses of deceased retirees were consolidated into a single case. The complaint, which has been amended several times, arose out of a resolution adopted by the governing body of the IGO prior to privatization regarding medical benefits for retirees and their dependents. The plaintiffs allege that Intelsat wrongfully modified health plan terms to deny coverage to surviving spouses and dependents of deceased Intelsat retirees, thereby breaching the fiduciary duty obligations of the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the “contract” represented by the IGO resolution. In addition, the plaintiffs allege fraudulent misrepresentation and promissory estoppel. They seek a declaratory ruling that putative class members would be entitled to unchanged health plan benefits in perpetuity, injunctive relief prohibiting any changes to these benefits, a judgment in the amount of $112.5 million, compensatory and punitive damages in the amount of $1 billion, and attorneys’ fees and costs. The court has granted our motion to dismiss most of the fraud claims, although in subsequent amendments plaintiffs have restated them. The court authorized very limited discovery, which is underway, and we filed a motion for summary judgment on January 31, 2006. The plaintiffs’ response was filed on February 27, 2006, and our reply was filed on March 21, 2006. The plaintiffs also filed a motion for partial summary judgment on March 23, 2006, seeking a ruling that we may not rely as a defense upon the immunity of our predecessor IGO, and we filed our opposition to the motion for partial summary judgment on April 11, 2006.

It is our position that the IGO resolution does not create obligations that are enforceable against Intelsat, Ltd. or Intelsat Global Service Corporation. We intend to continue to defend vigorously against all allegations made in the amended and consolidated complaint.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Security Holder Matters

Not applicable.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with, and is qualified by, reference to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report. The consolidated statement of operations data for each of the years in the two-year period ended December 31, 2004 and the periods January 1, 2005 to January 31, 2005 and February 1, 2005 to December 31, 2005, and the consolidated balance sheet data as of December 31, 2004 and 2005 have been derived from consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report. The consolidated statement of operations data for the years ended December 31, 2001 and 2002 and the consolidated balance sheet data as of December 31, 2001, 2002 and 2003 have been derived from consolidated financial statements and related notes thereto which are not included in this Annual Report.

As a result of the Acquisition Transactions, the 2005 financial results have been separately presented for the “Predecessor Entity” for the period January 1, 2005 through January 31, 2005 and for the “Successor Entity” for the period February 1, 2005 through December 31, 2005. Although the effective date of the Acquisition Transactions was January 28, 2005, due to the immateriality of the results of operations for the period between January 28, 2005 and January 31, 2005, we have accounted for the Acquisition Transactions as if they had occurred on January 31, 2005. Because of our disposal of our investment in Galaxy Satellite TV Holdings Limited, all historical consolidated financial information has been adjusted to present Galaxy’s activities as discontinued operations.

	Predecessor Entity					Successor Entity
	Year Ended December 31,				January 1 to January 31, 2005	February 1 to December 31, 2005
(in thousands)	2001	2002	2003	2004
Consolidated Statement of Operations Data
Revenue	$1,084,009	$991,956	$946,118	$1,043,906	$97,917	$1,073,566
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	101,985	117,405	132,172	178,253	26,939	216,608
Selling, general and administrative	95,600	121,077	129,456	152,111	55,443	139,158
Depreciation and amortization	340,449	361,322	400,485	457,372	39,184	534,329
Privatization initiative	33,576	—	—	—	—	—
IS-10-01 termination costs	—	34,358	(3,000)	—	—	—
Impairment charge for satellite failures (1)	—	—	—	84,380	69,227	—
Restructuring costs	7,300	5,522	(837)	6,640	263	—

Total operating expenses	578,910	639,684	658,276	878,756	191,056	890,095

Operating income (loss) from continuing operations	505,099	352,272	287,842	165,150	(93,139)	183,471
Interest expense	13,063	55,223	99,002	143,399	13,241	376,959
Interest income	13	170	1,972	4,530	191	9,512
Other income (expense), net	12,293	9,942	18,556	(2,384)	863	(8,810)

Income (loss) from continuing operations before income taxes	504,342	307,161	209,368	23,897	(105,326)	(192,786)
Provision for income taxes	5,359	33,021	26,129	18,647	4,400	22,772

Income (loss) from continuing operations	498,983	274,140	183,239	5,250	(109,726)	(215,558)
Loss from discontinued operations	—	—	(2,120)	(43,929)	—	—

Net income (loss)	$498,983	$274,140	$181,119	$(38,679)	$(109,726)	$(215,558)

Consolidated Cash Flow Data:
Net cash provided by operating activities	$856,388	$657,985	$601,209	$659,117	$11,384	$493,628
Net cash (used in) provided by investing activities	(663,671)	(678,222)	(966,525)	(654,444)	37,608	(112,795)
Net cash (used in) provided by financing activities	(191,161)	31,504	955,820	(415,829)	(475)	(216,398)

Other Data:
Capital expenditures	$(663,671)	$(616,806)	$(202,781)	$(288,589)	$(953)	$(132,554)

	Predecessor Entity				Successor Entity
	As of December 31,				As of December 31, 2005
	2001	2002	2003	2004
Consolidated Balance Sheet Data (in thousands)
Cash and cash equivalents	$2,699	$9,466	$576,793	$141,320	$360,070
Satellites and other property and equipment, net	3,237,660	3,478,055	3,262,870	3,637,357	3,327,341
Total assets	3,590,088	3,985,911	5,097,304	4,794,256	5,294,444
Total debt	1,163,695	1,308,466	2,354,348	1,948,135	4,801,113
Shareholders’ equity (deficit)	1,995,826	2,150,234	2,344,400	2,305,821	(206,265)

(1)	Impairment charge for satellite failures in 2004 relates to a non-cash impairment charge to write down the value of the IA-7 satellite to its fair value after a partial loss of the satellite. The non-cash impairment charge in the period January 1, 2005 to January 31, 2005 relates to the write-off of the IS-804 satellite following its in-orbit failure.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our historical consolidated financial statements covers periods before and after consummation of the Acquisition Transactions and the Transfer Transactions. Unless otherwise indicated, the following discussion and analysis does not give effect to, nor reflect the impact of, the PanAmSat Acquisition Transactions. This discussion should be read together with Item 6—Selected Financial Data and our consolidated financial statements and their notes included elsewhere in this Annual Report. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and, unless otherwise indicated, the other financial information contained in this Annual Report has also been prepared in accordance with U.S. GAAP. See “Forward-Looking Statements” and Item 1A—Risk Factors for a discussion of factors that could cause our future financial condition and results of operations to be different from those discussed below. Certain monetary amounts, percentages and other figures included in this Annual Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them. Unless otherwise indicated, all references to “dollars” and “$” in this Annual Report are to, and all monetary amounts in this Annual Report are presented in, U.S. dollars.

Overview

We are a leading provider of fixed satellite communications services worldwide, supplying voice, data and video connectivity in over 200 countries and territories. Our global communications network currently includes 27 satellites in orbit, leased capacity on one additional satellite owned by another satellite operator in the Asia-Pacific region and ground facilities related to the operation and control of our satellites. Our network also includes ground network assets consisting of teleports, points of presence and fiber connectivity in locations around the world that we are using to provide managed solutions. Our network includes the North American satellite assets of Loral and certain of its affiliates that we acquired in March 2004. In October 2004, we acquired the business of providing satellite-based communications services to the U.S. government and other customers of COMSAT General Corporation, Lockheed Martin Global Telecommunications, LLC and COMSAT New Services, Inc., referred to together as the COMSAT Sellers. See Item 13—Certain Relationships and Related Transactions—Pre-Acquisition Transactions—COMSAT General Transaction for a description of this transaction.

In September 2004, we entered into an agreement to dispose of our investment in Galaxy Satellite TV Holdings Limited, referred to as “Galaxy.” Accordingly, our consolidated financial statements reflect our investment in Galaxy as a discontinued operation. We completed the disposition of our investment in Galaxy in December 2004. Refer to Note 6 to our consolidated financial statements appearing elsewhere in this Annual Report for a discussion of our investment in Galaxy. Certain prior year amounts discussed below have been reclassified to conform to the current year presentation.

Impact of the Transactions

The Acquisition Transactions and the Transfer Transactions

Intelsat Holdings acquired Intelsat, Ltd. for total cash consideration of approximately $3.2 billion, with pre-acquisition debt of approximately $1.9 billion remaining outstanding.

The Acquisition Transactions, completed on January 28, 2005, have been accounted for under the purchase method of accounting. In accordance with applicable accounting guidelines, the purchase price paid by Intelsat Holdings to acquire Intelsat, Ltd. and related purchase accounting adjustments have been “pushed down” and recorded in Intelsat, Ltd. and its subsidiaries’ financial statements and resulted in a new basis of accounting for the “successor” period beginning after the Acquisition Transactions were consummated. Due to the immateriality of the results of operations for the period between January 28, 2005 and January 31, 2005, we have accounted for the consummation of the Acquisition Transactions as if they had occurred on January 31, 2005.

As a result, the purchase price and related costs have been allocated to the estimated fair values of the assets acquired and liabilities assumed at the time of the acquisition based on management’s best estimates, which were based in part on the work of third-party appraisers. More specifically, our assets and liabilities were adjusted to fair value as of the closing date of the Acquisition Transactions. As a result of these adjustments, our depreciation and amortization expense increased significantly, primarily due to increases in the fair value of our amortizable intangible assets. Also, our interest expense increased due to interest on the acquisition finance notes, interest accrued with respect to the discount notes issued in connection with the Transfer Transactions and interest accrued from the amortization of the net discount applied to the face value of Intelsat, Ltd.’s outstanding long-term debt. This discount resulted from a lower estimated fair value of this long-term debt under purchase accounting.

We are a highly leveraged company. As part of the Acquisition Transactions, Intelsat Bermuda incurred substantial debt, which has been assumed by Intelsat Sub Holdco in connection with the Transfer Transactions, including debt under the senior secured credit facilities and the acquisition finance notes, which will result in a significant increase in our interest expense in future periods. In addition, Intelsat, Ltd. and Intelsat Bermuda incurred significant additional indebtedness on February 3, 2005, in connection with the issuance of the discount notes, which further increased our interest expense. Payments required to service all of this indebtedness substantially increased our liquidity requirements in 2005 as compared to prior years, and will do so in 2006 and future years. For more information regarding our debt structure, see “—Liquidity and Capital Resources.”

The PanAmSat Acquisition Transactions

On August 28, 2005, we entered into a Merger Agreement with PanAmSat under the terms of which Intelsat Bermuda will acquire all outstanding shares of PanAmSat for $25.00 per share in cash, or a total cash consideration of approximately $3.2 billion. The Merger Transaction is subject to a number of conditions and could be completed in the second or third quarter of 2006. As part of the PanAmSat Acquisition Transactions, it is expected that Intelsat Bermuda, Intelsat Sub Holdco, PanAmSat and PanAmSat Corporation will incur substantial additional debt, the aggregate principal amount of which is not expected to exceed $3.267 billion. The amount of new debt is based on current expectations and is subject to change. In addition, as part of these transactions, approximately $3.2 billion in debt of PanAmSat and its subsidiaries will either be refinanced or remain outstanding. If the PanAmSat Acquisition Transactions are completed, we will become a significantly more highly leveraged company than we currently are, which will result in a significant increase in our interest expense in future periods. See Item 1—Business—The Transactions—The PanAmSat Acquisition Transactions.

Revenue

Revenue Overview

We earn revenue primarily by leasing satellite transponder capacity to our customers. Communications satellites, including the satellites in our fleet, have components referred to as transponders that receive communications signals from the ground, convert signal frequency and amplify and retransmit signals back to earth. The number of transponders on a satellite can be used as a measure of the communications capacity of that satellite.

Our customers generally obtain satellite capacity from us by placing an order pursuant to one of several master customer service agreements. The master customer agreements and related service orders under which we sell services specify, among other things, the amount of satellite capacity to be provided, whether service will be preemptible or non-preemptible and the service term. The service term can vary from occasional use service measured in minutes to periods ranging from one day to as long as 15 years. These agreements offer different service types, including lease, channel, managed solutions and mobile satellite services. The following table describes our primary service types:

Service Type	Description

Leases	• Commitments by customers to lease capacity on particular designated transponders according to specified technical and commercial terms

Channel	• Commitments by customers to purchase an overall amount or level of service, without committing to particular designated transponders for specified terms within the commitment period

• Services are offered “off the shelf,” so technical terms are not specially tailored to a given customer

Managed Solutions

•      Combine satellite capacity, teleport facilities, satellite communications hardware and fiber optic cable and other ground facilities to provide broadband, video and private network services to customers

• Include monitoring the performance of customers’ networks

Mobile Satellite Services	• Provide equipment and service via resale of mobile satellite services from multiple vendors

• Provide voice, data and video conference service to handheld, transportable and mobile terminals through linking of individual units.

According to transmission plans and traffic information supplied by our customers, we believe that our satellite capacity is used by our customers for various applications. Our customers primarily use leases but also use channel services for point-to-point and point-to-multipoint connections, which are primarily services that use both channel and carrier commitments and leases. In addition, we also provide managed solutions for all customer groups. We believe that the range of services for which our capacity is used contributes to the relatively high level of stability of our business. See Item 1—Business—Our Service Sectors for descriptions of these principal customers and services.

We operate our business on a global basis, with almost every populated region of the world contributing significantly to our revenue. The diversity of our revenue allows us to benefit from changing market conditions and lowers our risk from revenue fluctuations in our service applications and geographic regions.

Trends Impacting Our Revenue

Our revenue at any given time is partially dependent on the supply of communications capacity available in a geographic region, including capacity from other satellite providers and from competing technologies such as fiber optic cable networks, as well as the level of demand for that capacity. Excluding the increase in our revenue associated with the Intelsat Americas and COMSAT General Transactions and the expected increase in our revenue if our acquisition of PanAmSat is completed, since 2001 we have been experiencing an overall decline in revenue that we expect may continue in the near term. In addition, although they did not have a material impact on our revenue, the recent loss of the IS-804 satellite and of 26 transponders on the IA-7 satellite did contribute to the overall revenue decline. There are a number of factors affecting our revenue, including trends relating to the applications for which our capacity is used and the service types we offer, as well as pricing trends.

Service Types

Our revenue from and the use of our capacity for channel services have been declining in recent years. This trend is principally due to the build-out of fiber optic cable capacity, which is generally less expensive for users than satellite capacity when it is available to provide service between two fixed points. We expect this trend to continue. In addition, our revenue from channel services has previously been negatively impacted by the general downturn in the telecommunications sector, which has impacted a number of telecommunications providers, including our customers. We believe that the market and financial pressures faced by telecommunications providers have resulted in these providers seeking to optimize their networks, in part by consolidating their use of our capacity, particularly their traditional carrier service commitments, into service commitments that are more economical to them and that reduce our revenue. See Item 1A—Risk Factors for a discussion of the potential impact of competition on our revenue and a description of the risks associated with our customers that are telecommunications services providers.

We believe we will continue to generate revenue from channel service commitments by, among other things, servicing our backlog, serving customers using satellite capacity for point-to-point and managed solutions connections between low-traffic communications hubs in smaller cities and from cable interconnects and communications hubs to telecommunications central offices in remote and underserved areas, and developing relationships with new customers in deregulating markets. We also believe that we will generate this revenue by providing alternatives to traditional voice and data services and by offering more cost-effective technologies and offering managed solutions. Following our privatization, we began providing a number of managed solutions to our customers. For the year ended December 31, 2005, the increase in revenue from managed solutions nearly offset the decline in revenue from channel services. We believe that managed solutions will continue to have a positive effect on our revenue over the long term. See Item 1—Business—Our Strategy for a discussion of our strategies with respect to our voice and data service offerings.

Our revenue from lease services has increased in the last two years. This trend is due to improved demand for data services and from the government sector, reflecting the positive impact from a user diversity and geographic perspective of the Intelsat Americas and COMSAT General Transactions. The Intelsat Americas Transaction has expanded our customer base in North America, thereby enhancing the geographic diversity of our revenue. In addition, the Intelsat Americas Transaction has better positioned us with regard to private data network services and the media sector.

Pricing

We believe that the flexibility that we have to help our customers optimize their services and in pricing services in new markets has positively affected our revenue. Although the pricing of our services is fixed for the duration of existing service commitments, we price new and renew existing service commitments competitively to reflect regional demand and other market factors, subject to the contractual restrictions noted in the paragraph below. We believe that this flexibility in pricing our services will positively affect our revenue from certain geographic regions over the long term. However, pricing trends in certain markets in recent years have negatively impacted our revenue. For example, pricing pressure for services in the Asian and Latin American markets has negatively impacted FSS operators’ revenue in these markets.

We are subject to contractual restrictions that constrain our ability to price services in some circumstances. These contractual restrictions include the MFC and LCO protection provisions described in Item 1—Business—Certain Customer Service Agreements. From the date of our privatization through December 31, 2005, our MFC terms had resulted in a cumulative negative impact on revenue and backlog of approximately $200,000, and we had not been required to reduce prices for our LCO-protected service commitments. See Item 1A—Risk Factors—Risk Factors Relating to Our Privatization for a description of risks relating to these restrictions.

Operating Expenses

Our ongoing operating expenses include direct costs of revenue (exclusive of depreciation and amortization); selling, general and administrative expenses; and depreciation and amortization. Direct costs of revenue (exclusive of depreciation and amortization) and selling, general and administrative expenses have increased substantially in recent years. The increases reflect our transition from the IGO, which was restricted solely to providing satellite capacity and which benefited from certain privileges, exemptions and immunities, including exemption from taxation and limited regulatory oversight, to a shareholder-owned company capable of offering expanded services and addressing new customers and market segments. These new activities require a higher level of operating expenses than those required by our historical business. For example, as discussed below under “—Direct Costs of Revenue (Exclusive of Depreciation and Amortization),” we have incurred additional costs associated with providing managed solutions. Our managed solutions revenue has grown rapidly since privatization and, at the same time, higher direct costs of providing these services have lowered our operating margins compared to margins associated with our leases and carrier services.

Because the business that we acquired from the COMSAT Sellers provides integrated communications services, the overall positive impact on our financial results from the COMSAT General Transaction is associated with proportionately higher operating expenses and significantly lower margins than those associated with our business as a whole. For example, the COMSAT Sellers purchased capacity from a number of satellite operators, including us, and then resold this capacity to their customers. In connection with operating the acquired business, we continue to purchase capacity from other satellite providers in some cases, including in instances where a customer requires alternate capacity. The cost of this capacity increases our operating expenses and results in lower operating margins for this business than the margins associated with our traditional business of leasing wholesale satellite capacity. Our operating expenses have also increased as a result of costs associated with employees we have hired from the COMSAT Sellers in connection with the transaction.

Depreciation and amortization has also increased in recent years. This increase has been due primarily to depreciation expense associated with satellites that we launched over the last five years, ground facilities associated with providing managed solutions, and the Intelsat Americas satellites that we acquired in March 2004.

Given the size of our business, we believe that our existing organizational and operational structure is sufficient to implement our current plans to expand our business, absent the completion of the PanAmSat Acquisition Transactions, without incurring significant additional costs. We intend to manage our operating expenses going forward to optimize margins and free cash flow. For example, we have made significant changes in our staffing levels by combining certain positions and eliminating positions in areas of limited growth potential. We reduced our workforce from 934 employees at December 31, 2003, to 808 employees at December 31, 2004, and to 765 employees at December 31, 2005. Staff costs have historically been a major component of our operating expenses. We expect to continue to aggressively manage our costs going forward.

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue (exclusive of depreciation and amortization) relate to costs associated with the operation and control of our satellites, our communications network and engineering support and consist principally of salaries and related employment costs, in-orbit insurance, earth station operating costs and facilities costs. Our direct costs of revenue fluctuate based on the number and type of services offered and under development. Our direct costs of revenue have increased because of increased spending on the development of new services, such as our managed solutions, and because of increased third-party costs related to some of the services provided by our government business, Intelsat General. In connection with the development of these services, we acquired or built teleport facilities in 2002 and 2003. We also lease fiber capacity to connect these teleports with our satellite network and to provide network connectivity to our managed solutions customers. We incurred additional personnel, maintenance and other infrastructure costs associated with operating these facilities. We have also incurred costs in connection with designing and implementing customized communications services for our managed solutions customers, such as establishing a customized broadband service platform for a direct-to-home service provider in the Middle East.

We expect our direct costs of revenue to increase as we add customers, expand our managed solutions and provide customized communications services to our customers. However, with the build-out of our terrestrial infrastructure substantially complete, we expect that this increase will be incremental in nature. Due to the higher costs of providing managed solutions to our customers, managed solutions typically have lower gross margins than the other services we provide. Accordingly, to the extent that we are successful in our strategy to replace part of our declining carrier business with our new managed solutions business, we expect our gross margins to decrease. However, if the PanAmSat Acquisition Transactions are completed, this decrease may be offset by the impact of the generally higher gross margins at which PanAmSat currently operates.

We have incrementally increased our direct costs of revenue in order to operate the business acquired in the Intelsat Americas Transaction. For example, we have added antennas and established and staffed a specialized video operations center in order to manage customer transmissions on the Intelsat Americas satellites. In addition, we have obtained technical support and training services from Loral, some of which were temporary in nature. For example, when we assumed full in-orbit operational control of the Intelsat Americas satellites in March, 2005, we terminated our transition services agreement with Loral and ceased making any further payments thereunder. As a result of the COMSAT General Transaction, we expect that we will continue to purchase capacity from other satellite providers, including in cases where it is required by a customer, and therefore our direct costs of revenue will increase. Additionally, as a result of the anomalies experienced by our IA-7 and IS-804 satellites, we were required to make certain short-term purchases of capacity from other satellite providers, which resulted in an increase in our direct costs of revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses relate to costs associated with our sales and marketing staff and our administrative staff, which includes legal, finance and human resources staff. Selling, general and administrative expenses also include fees for professional services and fees payable to the Sponsors and related parties under a Monitoring Fee Agreement we entered into in connection with the Acquisition Transactions, which have been significant in recent periods due to the high level of transaction activity. Selling, general and administrative expenses also include building maintenance and rent expenses and the provision for uncollectible accounts. The staff expenses consist primarily of salaries and related employment costs, travel costs and office occupancy costs, including our sales-related offices in approximately 10 countries.

Selling, general and administrative expenses fluctuate with the number of customers served and the number and types of services offered. These costs also fluctuate with the number of jurisdictions and markets in which we operate, as well as the number of regional offices we operate. However, fluctuations in these expenses are not always directly proportional to changes in these factors, because our systems have been designed to accommodate some level of growth.

Selling, general and administrative expenses increased in recent years following privatization. These increases were driven by the objectives of decentralizing our marketing activities by expanding regional support offices and staff acquired with our various acquisitions. This decentralization included establishing additional offices, and we now have sales-related offices in approximately 10 different countries. We have also added product management capabilities in order to accelerate the introduction of new services and entry into new markets. In connection with the Intelsat Americas Transaction, we added sales staff and incurred other sales and marketing costs in response to the increased level of activity in the North American region.

Depreciation and Amortization

Our capital assets consist primarily of our satellites and associated ground network infrastructure. Included in capitalized satellite costs are the costs for satellite construction, satellite launch services, insurance premiums for satellite launch and the in-orbit testing period, the net present value of deferred satellite performance incentives payable to satellite manufacturers, and capitalized interest incurred during the satellite construction period.

Capital assets are depreciated or amortized on a straight-line basis over their estimated useful lives. The depreciable lives of our station-kept satellites currently range from 11 years to 15 years. As a result of the Intelsat Americas Transaction, our depreciation and amortization costs have increased and will continue to increase, principally due to depreciation costs we incur on the acquired satellites and the amortization of acquired intangible assets. In addition, our depreciation and amortization costs have increased as a result of the Acquisition Transactions primarily due to increases in the fair value of our amortizable intangible assets.

Non-Cash Impairment Charges

We recorded a non-cash impairment charge in 2004 of $84.4 million related to a partial in-orbit failure of our IA-7 satellite, in order to write down the satellite to its estimated fair value. We recorded a non-cash impairment charge in 2005 of $69.2 million as a result of the in-orbit failure of our IS-804 satellite, in order to write-off the full book value of the satellite. No other impairment changes have been recorded during the last three years.

Backlog

Our backlog, which is our expected actual future revenue under our customer contracts, was approximately $4.0 billion as of December 31, 2004 and approximately $3.8 billion as of December 31, 2005. As of December 31, 2005, the weighted average remaining duration of the outstanding customer agreements included in our backlog was approximately 3.93 years. We currently expect to deliver services associated with $908 million, or 24%, of our December 31, 2005 backlog during fiscal 2006. Backlog includes both non-cancellable contracts and contracts that are cancellable. The amount included in backlog represents the full service charge for the duration of the contract and does not include termination fees. As of December 31, 2005, 98% of our total backlog relates to contracts that either are non-cancellable or have substantial termination fees. Our expected future revenue under contracts with customers as of December 31, 2005 was as follows:

Period	(in millions)
2006	$908
2007	666
2008	544
2009	398
2010 and thereafter	1,313

Total	$3,829

Our backlog by service type as of December 31, 2005 was as follows (in millions, except percentages):

Lease	$2,614	68%
Channel	983	26
Managed solutions	232	6

Total	$3,829	100%

Approximately 29% of our backlog as of December 31, 2005 was eligible for either MFC protection or LCO protection. Our backlog could potentially be reduced if our MFC or LCO protection obligations are triggered and we are required to lower the prices for certain of our existing customer service commitments. Our backlog could also be impacted by financial difficulties experienced by our customers. See Item 1A—Risk Factors—Risk Factors Relating to Our Business for a discussion of the potential risks related to our revenue and backlog.

Results of Operations

Years Ended December 31, 2004 and 2005

As a result of the consummation of the Acquisition Transactions, the financial results for 2005 have been separately presented for the “Predecessor Entity” for the period January 1, 2005 through January 31, 2005 and for the “Successor Entity” for the period February 1, 2005 through December 31, 2005. For comparative purposes, we combined the period from January 1, 2005 through December 31, 2005 in our discussion below, as we believe this combination is useful to provide the reader a more accurate comparison. This combination is not a U.S. GAAP measure and it is provided to enhance the reader’s understanding of the results of operations for the periods presented.

	Predecessor Entity	Successor Entity	Combined
	January 1, 2005 to January 31, 2005	February 1, 2005 to December 31, 2005	Year Ended December 31, 2005
	(in thousands)
Revenue	$97,917	$1,073,566	$1,171,483

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization shown separately below)	26,939	216,608	243,547
Selling, general and administrative	55,443	139,158	194,601
Depreciation and amortization	39,184	534,329	573,513
Impairment charge for satellite failure	69,227	—	69,227
Restructuring costs	263	—	263

Total operating expenses	191,056	890,095	1,081,151

Operating income (loss) from continuing operations	(93,139)	183,471	90,332
Interest expense	13,241	376,959	390,200
Interest income	191	9,512	9,703
Other income (expense), net	863	(8,810)	(7,947)

Loss from continuing operations before income taxes	(105,326)	(192,786)	(298,112)
Provision for income taxes	4,400	22,772	27,172

Net loss	$(109,726)	$(215,558)	$(325,284)

The following tables set forth our comparative statements of operations for 2004 and on a combined basis for the year ended December 31, 2005, with the increase (decrease) and percentage change between the periods presented:

	Year Ended December 31, 2004	Combined Year Ended December 31, 2005	Increase (Decrease)	Percentage Change
	(dollars in thousands)
Revenue	$1,043,906	$1,171,483	$127,577	12%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization shown separately below)	178,253	243,547	65,294	37
Selling, general and administrative	152,111	194,601	42,490	28
Depreciation and amortization	457,372	573,513	116,141	25
Impairment charge for satellite failures	84,380	69,227	(15,153)	(18)
Restructuring costs	6,640	263	(6,377)	(96)

Total operating expenses	878,756	1,081,151	202,395	23

Operating income from continuing operations	165,150	90,332	(74,818)	(45)
Interest expense	143,399	390,200	246,801	172
Interest income	4,530	9,703	5,173	114
Other expense, net	(2,384)	(7,947)	(5,563)	233

Income (loss) from continuing operations before income taxes	23,897	(298,112)	(322,009)	(1,347)
Provision for income taxes	18,647	27,172	8,525	46

Income (loss) from continuing operations	5,250	(325,284)	(330,534)	(6,296)
Loss from discontinued operations	(43,929)	—	43,929	(100)

Net loss	$(38,679)	$(325,284)	$(286,605)	741%

Revenues were derived from the following services for the years ended December 31, 2003 and 2004, the period January 1, 2005 to January 31, 2005, the period February 1, 2005 to December 31, 2005, and on a combined basis for the year ended December 31, 2005:

	Predecessor Entity			Successor Entity
	2003	2004	January 1, 2005 to January 31, 2005	February 1, 2005 to December 31, 2005	Combined 2005 Total
	(in thousands)			(in thousands)
Lease	$600,446	$690,598	$63,727	$695,658	$759,385
Channel	306,041	264,616	22,261	200,993	223,254
Managed solutions	35,196	75,556	7,303	103,583	110,886
Mobile satellite services and other	4,435	13,136	4,626	73,332	77,958

Total	$946,118	$1,043,906	$97,917	$1,073,566	$1,171,483

Revenue

Revenue increased $127.6 million, or 12%, to $1,171.5 million for the year ended December 31, 2005 from $1,043.9 million for the year ended December 31, 2004. The increase was primarily attributable to increased lease services revenue of $68.8 million, largely consisting of sales to our Network Services and Telecom customers, including customers in North America and customers acquired with the COMSAT General

Transaction. Revenue from our mobile satellite services, which are sold by our Intelsat General Corporation subsidiary, referred to as IGen, increased by $53.0 million to approximately $61.2 million, reflecting a full 12 months of revenue from these services in 2005 compared to two months in 2004 following the closing of the COMSAT General Transaction. Additionally, revenue from our managed solutions increased by $35.3 million to $110.9 million, reflecting increased demand for these services from data, video, and internet applications throughout the world. Also, a portion of the increase related to customers acquired with the Intelsat Americas Transaction. The year ended December 31, 2005 included 12 months of revenue from these customers while 2004 included approximately 9 months for the period following the March 17, 2004 acquisition. These increases were partially offset by a decline in revenue associated with the loss of our IS-804 satellite in January 2005, and a decline in channel services revenue of $41.4 million to $223.3 million, in line with expected trends. The decline in channel services revenue was primarily due to a decline in the volume of capacity sold as channel services, which reflects the continued migration of point-to-point satellite traffic to fiber optic cables across transoceanic routes, the reduced capacity requirements of our customers due to economic factors in certain geographical regions, and the optimization of their networks. We expect our revenue from channel services to continue to decline as channel customers continue migrating point-to-point satellite traffic to fiber optic cable, which is generally more cost effective.

Operating Expenses

Direct Costs of Revenue (exclusive of Depreciation and Amortization)

Direct costs of revenue (exclusive of depreciation and amortization) increased $65.3 million, or 37%, to $243.6 million for the year ended December 31, 2005 from $178.3 million for the year ended December 31, 2004. The increase was principally due to increases in third party capacity and other communications services provided in connection with revenue generated by IGen and additional leased fiber capacity costs due to growth in our managed solutions business. Additionally, 2005 included expenses related to our corporate bonus plan while no amounts were paid during 2004 related to the bonus plan. These increases were partially offset by a reduction of approximately $12.1 million for in-orbit satellite insurance, which we terminated in March 2005, except in-orbit insurance on our IS 10-02 satellite that terminated in June 2005 and on our IA-8 satellite that terminated in December 2005.

Selling, General and Administrative

Selling, general and administrative expenses increased $42.5 million, or 28%, to $194.6 million for the year ended December 31, 2005 from $152.1 million for the year ended December 31, 2004. The increase was due primarily to increases in professional fees of $46.2 million, incurred mainly in connection with the Acquisition Transactions, approximately $21.5 million incurred during 2005 as an annual fee payable to the Sponsors and related parties under a Monitoring Fee Agreement we entered into at the closing of the Acquisition Transactions, and other employee related costs for severance, equity compensation, and executive bonuses, totaling approximately $31.8 million. These increases were offset by a $15.9 million decrease in bad debt expense, due in part to payments of past due amounts from customers who are also former shareholders following their receipt of proceeds from the Acquisition Transactions and payments from customers following bankruptcy proceedings.

Depreciation and Amortization

Depreciation and amortization increased $116.1 million, or 25%, to $573.5 million for the year ended December 31, 2005 from $457.4 million for the year ended December 31, 2004. This increase was primarily due to the increase in the fair value of our depreciable assets upon the closing of the Acquisition Transactions. The new fair values resulted in an increase in depreciation on our satellites of $62.2 million and an increase in amortization on our intangible assets of $29.0 million. In addition, depreciation expense increased by $6.7 million due to our IA-8 satellite, which was placed in service in July 2005, and by $14.1 million due to our IS-10-02 satellite, which was placed in service in September 2004. Depreciation on our ground segment and infrastructure costs also increased by $17.9 million, due in part to facilities placed into service in late 2004 and early 2005 upon our assuming full operation of satellites purchased in the Intelsat Americas Transaction. These increases were partially offset by decreases in depreciation expense of $13.9 million related to our IS-804 satellite, which was written off in January 2005 following an in-orbit failure, and of $5.4 million related to lower deprecation on our IA-7 satellite following its partial failure in November 2004.

Impairment Charge for Satellite Failures

We incurred impairment charges during both 2005 and 2004 related to two separate satellite failures. In January 2005, our IS-804 satellite experienced an electrical power system anomaly that resulted in the total loss of the satellite. As a result, we recorded a non-cash impairment charge of $69.2 million during 2005 for the net book value of the satellite. During 2004, our IA-7 satellite incurred a partial in-orbit failure and we incurred a non-cash impairment charge of $84.4 million for the portion of the satellite that was no longer useable. No other impairment charges were incurred during those comparative periods.

Restructuring Costs

We incurred restructuring costs of $0.3 million and $6.6 million during 2005 and 2004, respectively, in connection with the Acquisition Transactions for severance and related benefit costs associated with reductions in our workforce associated with the Acquisition Transactions. No other restructuring costs were incurred during those periods.

Interest Expense

Our interest expense increased $246.8 million, or 172%, to $390.2 million for the year ended December 31, 2005 from $143.4 million for the year ended December 31, 2004. This increase was due primarily to the increase of $222.0 million associated with the approximately $2.55 billion of debt we incurred in connection with the Acquisition Transactions and the $478.7 million discount notes issued in February 2005. We also incurred a $10.5 million net reduction in capitalized interest associated with a reduction in satellite construction from period to period. Our 2005 interest expense includes approximately $54.6 million of interest accrued related to the accretion of interest on our discount notes, amortization of discounts recorded upon the Acquisition Transactions to adjust existing debt to fair value, and the write-off of deferred financing costs. We expect higher interest expense to continue in future periods while this debt, and debt that is expected to be incurred if the PanAmSat Acquisition Transactions are consummated, is outstanding.

Interest Income

Interest income increased by $5.2 million, or 114%, to $9.7 million for the year ended December 31, 2005 from $4.5 million for the year ended December 31, 2004. This increase was due primarily to improved investment returns earned on higher cash investment balances during 2005 compared to 2004.

Other Expense, net

Other expense, net consists of non-operating income less non-operating expenses. Other expense, net was $7.9 million for the year ended December 31, 2005 compared to $2.4 million for the year ended December 31, 2004. The increase primarily related to a $7.6 million increase in losses from our investment in WildBlue Communications, Inc., or WildBlue, a satellite based internet services provider, from $4.7 million during 2004 to $12.3 million in 2005.

Income Taxes

Our provision for income taxes totaled $27.1 million for the year ended December 31, 2005, an increase of $8.5 million from $18.6 million for the year ended December 31, 2004. The increase in the tax provision was principally due to increased taxable earnings in the United States following our COMSAT General Transaction in October 2004 and increased earnings subject to tax in the United Kingdom.

Because Bermuda does not currently impose an income tax, our statutory tax rate was zero. The difference between tax expense reported in our statements of operations and tax computed at statutory rates was attributable to the provision for foreign taxes, which were principally U.S. and U.K. taxes, as well as withholding taxes on revenue earned in many of our foreign markets.

Income (loss) from continuing operations

Our loss from continuing operations was $325.3 million for the year ended December 31, 2005 compared to income from continuing operations of $5.3 million in 2004. This $330.5 million change was principally due to higher operating expenses as described above and higher interest expenses, partially offset by higher revenue attributable to our Intelsat Americas and COMSAT General acquisitions during all of 2005 compared to partial year revenues during 2004.

Loss from discontinued operations

During 2004, we incurred a loss from discontinued operations, net of tax and minority interest, of $43.9 million due to the disposal of our investment in Galaxy. No losses from discontinued operations were incurred during 2005.

Net loss

Our net loss was $325.3 million for the year ended December 31, 2005 compared to a net loss of $38.7 million for the year ended December 31, 2004. This $286.6 million increase in loss was primarily due to higher operating expenses as described above and higher interest expenses, partially offset by higher revenue attributable to our Intelsat Americas and COMSAT General acquisitions during all of 2005 compared to only partial year revenues in 2004 following the respective acquisition dates. We expect that interest expense associated with our existing debt, and debt that is expected to be incurred if the PanAmSat Acquisition Transactions are consummated, will continue to impact our net loss.

Years Ended December 31, 2003 and 2004

The following table sets forth our comparative statement of operations data for the years ended December 31, 2003 and 2004, and the increase or decrease and percentage change between the periods presented:

	Year Ended December 31,
	2003	2004	Increase (Decrease)	Percentage Change
	(dollars in thousands)
Revenue	$946,118	$1,043,906	$97,788	10%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization shown separately below)	132,172	178,253	46,081	35
Selling, general and administrative	129,456	152,111	22,655	18
Depreciation and amortization	400,485	457,372	56,887	14
IS-10-01 contract termination costs	(3,000)	—	3,000	(100)
Impairment of asset value	—	84,380	84,380	—
Restructuring costs	(837)	6,640	7,477	893

Total operating expenses	658,276	878,756	220,480	33

Operating income from continuing operations	287,842	165,150	(122,692)	(43)
Interest expense	99,002	143,399	44,397	45
Interest income	1,972	4,530	2,558	130
Other income (expense), net	18,556	(2,384)	(20,940)	(113)

Income from continuing operations before income taxes	209,368	23,897	(185,471)	(89)
Provision for income taxes	26,129	18,647	(7,482)	(29)

Income from continuing operations	183,239	5,250	(177,989)	(97)
Loss from discontinued operations	(2,120)	(43,929)	(41,809)	(1,972)

Net income (loss)	$181,119	$(38,679)	$(219,798)	(121)%

Revenue

Revenue increased $97.8 million, or 10%, for the year ended December 31, 2004 from the year ended December 31, 2003. The increase was primarily attributable to an increase in lease service revenue of $90.2 million, which reflected lease services revenue on the Intelsat Americas satellites and incremental revenue from contracts acquired in connection with the COMSAT General Transaction. The increase in lease services revenue was offset by a $40.9 million reduction in revenue due to lease services commitments that expired during the period and were not renewed and to a reduction in the amount of capacity purchased by our distributors for future resale. The increase in revenue was also partially offset by a decline in the volume of capacity sold as channel and carrier services of $41.4 million. This decrease in revenue from channel and carrier services was primarily due to a decline in the volume of capacity sold as channel and carrier services, which reflects the continued migration of point-to-point satellite traffic to fiber optic cables across transoceanic routes, the reduced capacity requirements of our customers due to the general economic downturn and the optimization of their networks. Because fiber connectivity on major point-to-point routes is generally more cost-effective than satellite connectivity, we expect this trend in our channel business to continue. The decline in revenue from channel and carrier services was almost entirely offset by a $40.4 million increase in revenue associated with growth of our managed solutions, which included $3.9 million associated with the assets acquired in the Intelsat Americas Transaction. See “—Overview—Revenue” above for a discussion of the factors expected to impact our revenue in the future.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue (exclusive of depreciation and amortization) increased $46.1 million, or 35%, for the year ended December 31, 2004 from the year ended December 31, 2003. The increase was principally due to increases in costs of services of $35.1 million that were primarily associated with the COMSAT General transaction and additional leased fiber capacity costs due to growth in our managed solutions. The increase was also due to compensation costs of $5.0 million related to equity incentive plan expense related to employees and $4.3 million of service fees primarily related to our transition services agreements with Loral. The expenses we incurred under our transition services agreement with Loral were temporary in nature, and we did not incur these expenses beyond mid-2005.

We anticipate that our direct costs of revenue (exclusive of depreciation and amortization) will continue to increase as we continue to develop and invest in managed solutions initiatives. See “—Overview—Operating Expenses—Direct Costs of Revenue (Exclusive of Depreciation and Amortization)” above for a discussion of the expected impact of our provision of managed solutions on our direct costs of revenue (exclusive of depreciation and amortization), as well as other factors expected to impact our direct costs of revenue (exclusive of depreciation and amortization) in the future.

Selling, General and Administrative

Selling, general and administrative expenses increased $22.7 million, or 18%, for the year ended December 31, 2004 from the year ended December 31, 2003. The increase was due primarily to increases in professional fees of $11.9 million mainly due to the acquisition of us by Intelsat Holdings and the withdrawal during the second quarter of 2004 of our contemplated initial public offering. The increase was also partly due to $6.3 million of equity incentive plan expense related to employees and board members and a $3.0 million increase in sales incentive bonuses.

Depreciation and Amortization

Depreciation and amortization increased $56.9 million, or 14%, for the year ended December 31, 2004 from the year ended December 31, 2003. This increase was primarily due to depreciation of $38.9 million recorded on the Intelsat Americas satellites acquired from Loral in March 2004 and $4.7 million recorded on an Intelsat IX series satellite that did not become operational until the end of the first quarter of 2003. Also contributing to this increase was depreciation of $7.0 million recorded on the IS-10-02 satellite, which went into service in September 2004. This increase was partially offset by a decrease of $5.1 million attributable to a reduction in satellite performance incentives paid on the Intelsat VII series satellites and an increase in the depreciable life of the IS-801 satellite. Also contributing to the increase in depreciation and amortization was an increase in depreciation of $11.4 million relating to ground segment and infrastructure costs and amortization of intangible assets.

IS-10-01 Contract Termination Costs

In November 2002, we terminated our order for the IS-10-01 satellite, due to the manufacturer’s significant postponement in the delivery date of the satellite. As a result of this termination, we recorded a charge to our consolidated statement of operations of approximately $34.4 million, representing the write-off of capitalized satellite program costs, including satellite construction costs, launch vehicle costs, program office costs, capitalized interest and ground network costs, net of the refund due from the manufacturer of the satellite and the launch vehicle deposit described below. In connection with our decision to terminate our order for the IS-10-01 satellite, we agreed with one of our launch vehicle providers, Sea Launch Limited Partnership, referred to as Sea Launch, to treat most of the payments made for the launch vehicle that could have been used for the launch of the IS-10-01 satellite as a credit for a future launch. We recorded a deposit of the minimum possible credit under our agreement with Sea Launch, net of certain expenses, of approximately $23.2 million. During 2003, we were notified by Sea Launch that under the terms of the Agreement the credit to which we are entitled would not be subject to further reduction. Because our credit with Sea Launch was fixed at an amount greater than the expected credit based on which we recorded our $23.2 million deposit, during the year ended December 31, 2003, we reversed $3.0 million of the $34.4 million charge recorded for the year ended December 31, 2002. In addition, during 2003 and 2004, we paid guarantee payments which resulted in increasing our deposit amount. As of December 31, 2004, we have recorded a deposit of $27.7 million. However, if we do not place an order for a future launch by July 31, 2005, Sea Launch has the right to terminate the agreement, in which case we will incur a termination liability of up to $16.4 million, in addition to forfeiture of our deposit, for a total obligation of not greater than $44.1 million. We are presently in discussions with Sea Launch regarding an extension of the July 31, 2005 expiration date.

Impairment of Asset Value

In November 2004, our IA-7 satellite experienced an anomaly in its north electrical distribution system that resulted in the partial loss of the satellite. As a result of this anomaly, we recorded a non-cash impairment charge of $84.4 million during the fourth quarter of 2004 to write down the IA-7 satellite to its estimated fair value.

Restructuring Costs

During 2004, we incurred restructuring costs of $6.6 million for severance and related benefit costs as a result of reducing the size of our workforce by 140 employees, or approximately 18% of the employees at June 1, 2004. The workforce reduction resulted from combining certain positions and eliminating positions in areas of limited growth potential.

Interest Expense

We incurred $164.9 million of gross interest costs during 2004. Interest expense consists of the gross interest costs we incur less the amount of interest we capitalize related to capital assets under construction. Interest expense increased $44.4 million, or 45%, for the year ended December 31, 2004 from the year ended December 31, 2003. This increase was principally due to the increase of $57.1 million in interest costs associated with our 5 1/4% Senior Notes due 2008, also referred to as the 2008 Senior Notes, and our 6 1/2% Senior Notes due 2013, also referred to as the 2013 Senior Notes, sold in November 2003 and a $1.9 million write-off of credit facility fees associated with the $400 million term loan portion of our senior secured credit facilities as this amount is no longer available for borrowing. This increase was partially offset by an increase in interest capitalized during the year ended December 31, 2004 as compared to the amount capitalized during the year ended December 31, 2003. The increase in interest capitalized was attributable to the construction-in-progress balances relating to the IA-8 satellite as compared to those balances in 2003, as the IA-8 satellite was acquired in the Loral transaction in 2004 and was not included in our balances in 2003.

Interest Income

Interest income of $4.5 million for the year ended December 31, 2004 reflects an increase of $2.6 million, or 130%, from $2.0 million for the same period in the prior year. This increase was principally due to investment return on cash on hand prior to the closing of the Intelsat Americas Transaction in 2004 as a result of the issuance in November 2003 of the 2008 Senior Notes and the 2013 Senior Notes.

Other Income (expense), net

Other income (expense), net consists of non-operating income less non-operating expenses. Other expense, net of $2.4 million for the year ended December 31, 2004 reflects a decrease of $20.9 million, or 113%, from other income, net of $18.5 million for the year ended December 31, 2003. The decrease was primarily due to other income of $19.8 million recorded in 2003 in connection with a reduction in an obligation payable by us under a share purchase agreement with Teleglobe that was not recorded in 2004. Also contributing to the decrease in 2004 was an increase in our equity in the losses of an affiliate of $3.6 million.

Income Taxes

Our provision for income taxes totaled $18.6 million for the year ended December 31, 2004 as compared to $26.1 million for the prior year. The effective tax rate on taxable income was 73% for 2004 and 13% for 2003. The increase in our effective tax rate was primarily due to the relatively consistent level of pre-tax earnings in the jurisdictions in which we are subject to income taxes, principally the United States and the United Kingdom, despite the overall decline in our consolidated taxable income.

Because Bermuda does not currently impose an income tax, our statutory tax rate was zero. The difference between tax expense reported in our statements of operations and tax computed at statutory rates was attributable to the provision for foreign taxes, which were principally U.S. and U.K. taxes.

Income from continuing operations

Income from continuing operations of $5.3 million for the year ended December 31, 2004 reflects a decrease of $178.0 million, or 97%, from income from continuing operations of $183.2 million for the year ended December 31, 2003. The decrease during the period was due to higher operating expenses and interest expense as compared to the same period in 2003, as discussed above (see “—Operating Expenses” and “—Interest Expense”).

Loss from discontinued operations

Loss from discontinued operations of $43.9 million for the year ended December 31, 2004 reflects an increase of $41.8 million from $2.1 million for the year ended December 31, 2003. The $43.9 million loss in 2004 includes a $21.5 million charge to write down the long-lived asset group of the discontinued operations of Galaxy to its estimated fair value.

Net income (loss)

Net loss of $38.7 million for the year ended December 31, 2004 reflects a decrease of $219.8 million, or 121%, from $181.1 million of net income for the year ended December 31, 2003. The decrease during the period was primarily due to higher operating expenses, the IA-7 impairment charge, higher interest expense, lower other income (expense), net and the loss from discontinued operations, partially offset by higher revenue, as discussed above.

EBITDA

EBITDA consists of earnings before interest, taxes and depreciation and amortization. EBITDA is a measure commonly used in the fixed satellite services sector, and we present EBITDA to enhance understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, EBITDA is not a measure of financial performance under U.S. GAAP, and our EBITDA may not be comparable to similarly titled measures of other companies. You should not consider EBITDA as an alternative to operating or net income, determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity. A reconciliation of net income to EBITDA for the three-year period ended December 31, 2005, is as follows:

	Predecessor Entity			Successor Entity
	2003	2004	January 1 to January 31, 2005	February 1 to December 31, 2005	Total 2005
Net income (loss)	$181,119	$(38,679)	$(109,726)	$(215,558)	$(325,284)
Add:
Interest expense	99,002	143,399	13,241	376,959	390,200
Provision for income taxes	26,129	18,647	4,400	22,772	27,172
Depreciation and amortization	400,485	457,372	39,184	534,329	573,513
Subtract:
Interest income	(1,972)	(4,530)	(191)	(9,512)	(9,703)

EBITDA	$704,763	$576,209	$(53,092)	$708,990	$655,898

EBITDA was $655.9 million for the year ended December 31, 2005, an increase of $79.7 million, or 14%, from $576.2 million for the 2004 year. This increase was principally due to the $43.9 million loss from discontinued operations in 2004, asset impairment charges that were $15.2 million higher in 2004 compared to 2005, and the $127.6 million increase in revenue offset by increases in operating expenses as described above.

EBITDA of $576.2 million for the year ended December 31, 2004 reflects a decrease of $128.6 million, or 18%, from $704.8 million for the same period in 2003. This decrease was principally due to higher operating expenses, the IA-7 impairment charge and lower other income (expense), partially offset by higher revenue, as compared to the same period in 2003. The lower other income (expense), net was partially the result of other income of $19.8 million recorded in 2003 in connection with a reduction in an obligation payable by us under a share purchase agreement with Teleglobe Inc. that was not recorded in 2004.

The trends we have experienced in EBITDA are a direct result of the trends we have experienced in revenue and operating expenses. We expect EBITDA to continue to be directly impacted by the trends that we experience in revenue and operating expenses and that such trends will have a more pronounced effect on EBITDA than on revenue or operating expenses individually.

Liquidity and Capital Resources

Cash Flow Items

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $505.0 million for the year ended December 31, 2005 compared to $659.1 million for the year ended December 31, 2004. For the year ended December 31, 2005, net cash provided by operating activities was principally comprised of $325.3 million in net loss, $573.5 million in depreciation and amortization, an impairment charge of $69.2 million, $60.2 million of non-cash amortization of bond discount and issuance costs, and an increase in cash flows from operating assets and liabilities of $126.1 million. The increase in operating assets and liabilities is principally due to an increase in interest payable on our debt included in accounts payable and accrued liabilities. The $154.1 million decrease between periods was principally due to cash paid for expenses associated with the Acquisition Transactions and additional interest paid during the 2005 period.

We recorded a foreign currency exchange gain of $0.9 million during the year ended December 31, 2005 and a loss of $0.6 million during the year ended December 31, 2004. The gain (loss) in each period was primarily attributable to the conversion of our Brazilian reais cash balances held in Brazil and other working capital account balances to U.S. dollars at the exchange rate in effect on the last day of the applicable period or, with respect to exchange transactions effected during the period, at the time the exchange transactions occurred.

Net cash provided by operating activities of $659.1 million for the year ended December 31, 2004 reflected an increase of $57.9 million, or 10%, from $601.2 million for the year ended December 31, 2003. For the year ended December 31, 2004, net cash provided by operating activities was principally comprised of $5.3 million in income from continuing operations, $457.4 million in depreciation and amortization, an impairment charge of $84.4 million and an increase in cash flows from operating assets and liabilities of $74.8 million. The increase in cash flows from operating assets and liabilities was due in part to a customer prepayment for services of $87.7 million.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased $579.2 million to $75.2 million for the year ended December 31, 2005 from $654.4 million for year ended December 31, 2004. This decrease reflected our limited capital expenditures following completion of our satellite replacement cycle in 2004 and net cash outflows in 2004 related to the Intelsat Americas and COMSAT General Transactions, including a $50.0 million deposit for a future satellite and payments of $32.0 million for rights to orbital locations associated with the Intelsat Americans transaction. Payments for satellites and other property and equipment during the 2005 period included $58.3 million for launch insurance premiums associated with our IA-8 satellite that were returned to us in early 2005 because of launch delays and repaid to the insurers prior to launching our IA-8 satellite in June 2005.

Net cash used in investing activities decreased $312.1 million, or 32%, to $654.4 million for the year ended December 31, 2004 from $966.5 million for the year ended December 31, 2003. Our investing activities during 2004 consisted primarily of $1,057.6 million paid to acquire assets in the Intelsat Americas and COMSAT General Transactions, $288.6 million of capital expenditures mainly for satellites and associated launch services, a $50.0 million deposit on a future satellite ordered in connection with the Intelsat Americas Transaction, a $32.0 million payment relating to rights to an orbital location and a $58.3 million payment for an insurance receivable. These amounts were partially offset by the elimination of $700.0 million of restricted cash that was no longer restricted following the closing of the Intelsat Americas Transaction and $141.0 million of insurance proceeds received in connection with a receivable acquired as part of the Intelsat Americas Transaction.

Net Cash Used in Financing Activities

Net cash used in financing activities decreased $199.0 million to $216.9 million for the year ended December 31, 2005 from $415.8 million for the year ended December 31, 2004. Our financing activities for 2005 included $305.3 million of proceeds from issuance of the discount notes and $200.0 million of term loan borrowings under the senior secured credit facilities. Cash used for financing activities included $504.7 million in payment of dividends to our sole shareholder, debt repayments of $202.6 million, payment of bond issuance costs of $4.2 million, and $10.7 million of payments for capital lease obligations and deferred satellite performance incentives. The decrease from the prior year was primarily due to higher net debt payments of $400 million during the year ended December 31, 2004 compared to $302.7 million net debt proceeds and the payment of dividends during the year ended December 31, 2005.

Net cash used in financing activities decreased $1,371.6 million to $415.8 million net cash used in financing activities for the year ended December 31, 2004 from $955.8 million net cash provided by financing activities for the year ended December 31, 2003. Our financing activities for 2004 consisted primarily of the repayment of long-term debt of $600.0 million and proceeds from a term loan borrowing of $200.0 million under the then existing senior secured credit facilities.

Currency and Exchange Rates

Substantially all of our customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, we are not exposed to material foreign currency exchange risk. However, our service contracts with our Brazilian customers provide for payment in Brazilian reais. Accordingly, we are subject to the risk of a reduction in the value of the Brazilian real as compared to the U.S. dollar in connection with payments made by Brazilian customers, and our exposure to fluctuations in the exchange rate for Brazilian reais is ongoing. However, the rates payable under our service contracts with Brazilian customers are adjusted annually to account for inflation in Brazil, thereby mitigating our risk. Our Brazilian customers represent approximately 1% of our revenue. Transactions in other currencies are converted into U.S. dollars using rates in effect on the dates of the transactions.

Receivables

Our net receivables totaled $203.5 million at December 31, 2005 and $228.3 million at December 31, 2004. Of these amounts, our gross trade receivables, consisting of total billed and unbilled service charges were $221.9 million at December 31, 2005 and $252.3 million at December 31, 2004. The difference in both periods represented the allowance for doubtful accounts and other receivables.

Our pre-privatization billing policy required payments from customers to be made quarterly in arrears. Our billing policy applicable to service agreements entered into after privatization generally requires payments to be made monthly in arrears. We expect a downward trend in receivables as the portion of our services being provided under service agreements with monthly, as compared to quarterly in arrears payment terms increases. In addition to our billing policy, our collateral profile has changed as a result of the Acquisition Transactions. Previously, the investment share of the Signatories and Investing Entities, which were also our principal customers, was considered to be collateral for services provided. As a result of the Acquisition Transactions, we no longer hold this investment share as collateral. To the extent we are unable to obtain collateral or other financial support for customer receivables, we may see an increase in bad debt expense.

Sub Holdco Adjusted EBITDA and Indenture EBITDA

In addition to EBITDA which is calculated as set forth in “—Results of Operations,” we calculate a measure called Sub Holdco Adjusted EBITDA, based on the definition in our credit agreement dated January 28, 2005 establishing the senior secured credit facilities. Sub Holdco Adjusted EBITDA consists of EBITDA as adjusted to exclude or include certain unusual items, certain other operating expense items and other adjustments permitted in calculating covenant compliance under our credit agreement as described in the table and related footnotes below. Sub Holdco Adjusted EBITDA is presented on a pro forma basis, as if our March 2004 acquisition of the Intelsat Americas assets and October 2004 acquisition of the COMSAT General business had occurred as of January 1, 2004. Sub Holdco Adjusted EBITDA as presented below is calculated only with respect to Intelsat Sub Holdco and its subsidiaries. Sub Holdco Adjusted EBITDA is a material component of certain covenant ratios in our credit agreement that apply to Intelsat Sub Holdco and its subsidiaries, such as the consolidated interest coverage ratio, senior secured leverage ratio and total leverage ratio.

Under our credit agreement, Intelsat Sub Holdco must maintain a pro forma consolidated interest coverage ratio of at least 1.50 to 1.00, and a pro forma secured leverage ratio not greater than 1.50 to 1.00, at the end of each fiscal quarter, and generally may not incur additional indebtedness (subject to certain exceptions) if the total leverage ratio calculated on a pro forma basis at the time of incurrence would exceed 4.75 to 1.00. In addition, under the investments and dividends covenants contained in the credit agreement, the ability of Intelsat Sub Holdco to make investments and pay dividends is restricted by formulas based on the amount of Sub Holdco Adjusted EBITDA measured from January 1, 2005.

A measure similar to Sub Holdco Adjusted EBITDA, which we refer to as Indenture EBITDA, is a material component of certain covenant ratios under our indentures governing the acquisition finance notes and the discount notes, such as the debt to Indenture EBITDA ratio and the secured indebtedness leverage ratio, and is used to test the permissibility of certain types of transactions under these indentures. Indenture EBITDA as calculated under the indentures is further adjusted by adding the amount of cash distributed by the issuer of the acquisition finance notes or the discount notes, as applicable, to its parent that is ultimately used by Intelsat, Ltd. to pay cash interest expense on its 2008 Senior Notes, 2012 Senior Notes, 2013 Senior Notes and 2005 Eurobond Notes. For indenture purposes, Indenture EBITDA is calculated with respect to the issuer (Intelsat Sub Holdco or Intelsat Bermuda) under the applicable indenture and its subsidiaries. Indenture EBITDA as presented below is calculated for Intelsat Sub Holdco and its subsidiaries. There is currently no difference in the calculation of Indenture EBITDA at Intelsat Sub Holdco as compared to Intelsat Bermuda.

Under our indentures governing the acquisition finance notes and discount notes, Intelsat Sub Holdco and Intelsat Bermuda generally may not incur additional indebtedness (subject to certain exceptions) if the debt to Indenture EBITDA ratio calculated on a pro forma basis at the time of such incurrence would exceed 4.75 to 1.00 in the case of an Intelsat Sub Holdco borrowing and 5.25 to 1.00 in the case of an Intelsat Bermuda borrowing, and each such issuer cannot incur certain liens on indebtedness (subject to certain exceptions) if the secured indebtedness leverage ratio, after giving effect to the incurrence, exceeds 2.00 to 1.00. In addition, under the indenture governing the acquisition finance notes (but not the indenture governing the discount notes), satisfaction of the debt to Indenture EBITDA ratio is generally (subject to certain exceptions) a condition to the making of restricted payments by Intelsat Sub Holdco. Furthermore, under the restricted payments covenants contained in the indentures (subject to certain exceptions), the ability of Intelsat Sub Holdco and Intelsat Bermuda, as applicable, to make restricted payments (including the making of investments and the payment of dividends) is restricted by a formula based on the amount of Indenture EBITDA measured from January 1, 2005 and calculated without making pro forma adjustments.

Sub Holdco Adjusted EBITDA was $826.6 million for the year ended December 31, 2004 and $837.9 million for the year ended December 31, 2005. Indenture EBITDA was $955.1 million for the year ended December 31, 2004 and $952.9 million for the year ended December 31, 2005. A reconciliation of net cash provided by operating activities to net loss, net loss to EBITDA and EBITDA to Sub Holdco Adjusted EBITDA and Indenture EBITDA for the years ended December 31, 2004 and December 31, 2005 is as follows:

	Year Ended December 31, 2004	Year Ended December 31, 2005
	(in thousands)
Reconciliation of Intelsat, Ltd. net cash provided by operating activities to Intelsat, Ltd. net loss:
Net cash provided by operating activities	$659,117	$505,012
Depreciation and amortization	(457,372)	(573,513)
Satellite impairment charges	(84,380)	(69,227)
Provision for doubtful accounts	(11,009)	4,867
Foreign currency transaction loss (gain)	(562)	878
Deferred income taxes	(15,105)	5,264
Amortization of bond discount and issuance costs	(5,328)	(60,198)
Share in loss of affiliate	(4,670)	(12,315)
Net gain from curtailment of benefit plans	(628)	—
Changes in assets and liabilities, net of effects of acquisitions	(74,813)	(126,052)
Loss from discontinued operations	(43,929)	—

Intelsat, Ltd. net loss	$(38,679)	$(325,284)

Add:
Interest expense	143,399	390,200
Provision for income taxes	18,647	27,172
Depreciation and amortization	457,372	573,513
Subtract:
Interest income	4,530	9,703

Intelsat, Ltd. EBITDA	$576,209	$655,898

Reconciliation of Intelsat, Ltd. EBITDA to Sub Holdco Adjusted EBITDA:
Add (Subtract):
Parent and intercompany expenses, net (1)	44,865	23,050
Pro forma effect of acquisitions (2)	43,500	—
Non-cash compensation and benefits (3)	7,111	13,598
Restructuring costs (4)	6,640	263
Acquisition related expenses (5)	7,462	60,203
Equity investment losses (6)	4,670	12,315
Satellite impairment charge (7)	84,380	69,227
Loss from discontinued operations (8)	43,929	—
Non-recurring and other non-cash items (9)	7,792	3,340

Sub Holdco Adjusted EBITDA	$826,558	$837,894

Add:
Intelsat, Ltd. notes interest paid (10)	128,500	114,959

Indenture EBITDA	$955,058	$952,853

(1)	Represents expenses incurred at Intelsat, Ltd. for employee salaries and benefits and office operating costs and other expenses incurred at Intelsat, Ltd. or at Intelsat Bermuda related to the Transfer Transactions, and $4,103 of one-time charges to write-off costs associated with our proposed initial public offering that was cancelled.

(2)	Represents pro forma adjustments to reflect the Intelsat Americas and COMSAT General Transactions as if they had occurred as of January 1, 2004.
(3)	Reflects the portion of the expenses incurred relating to our equity compensation plans, defined benefit pension plan and other post-retirement benefits that are excludable under the definition of Sub Holdco Adjusted EBITDA.
(4)	Reflects the severance costs associated with headcount reductions that were implemented during 2004.
(5)	Reflects expenses incurred in connection with the Acquisition Transactions, consisting of retention bonuses to key employees and legal and other professional fees, including the monitoring, advisory and consulting fees paid to the Sponsors (and their designated entities) pursuant to the monitoring fee agreement.
(6)	Represents losses incurred under the equity method of accounting relating to our investment in WildBlue Communications, Inc.
(7)	Represents the non-cash impairment charge recorded in the fourth quarter of 2004 to write down the net book value of the IA-7 satellite to its estimated fair value due to the anomaly experienced in November 2004 and to write off the net book value of the IS-804 satellite due to its failure in the first quarter 2005.
(8)	Reflects the loss from discontinued operations of our investment in Galaxy Holdings.
(9)	Reflects certain non-recurring gains and losses (principally one-time expenses incurred for transition services relating to the Intelsat Americas Transaction, a litigation reserve and a net loss from the curtailment of benefit plans) and non-cash income related to the recognition of deferred revenue on a straight-line basis of certain prepaid capacity leases.
(10)	Reflects cash interest paid during 2004 and 2005 on the 2008 Senior Notes, the 2012 Senior Notes, the 2013 Senior Notes and the 2005 Eurobond Notes.

We expect Sub Holdco Adjusted EBITDA and Indenture EBITDA to be affected by the same trends that affect EBITDA. We use our Sub Holdco Adjusted EBITDA and Indenture EBITDA as additional criteria for evaluating our performance relative to that of our peers. We believe that the inclusion of Sub Holdco Adjusted EBITDA and Indenture EBITDA in this Annual Report is appropriate to provide additional information to investors about the calculation of certain covenants in our credit agreement and the indentures for the acquisition finance notes and the discount notes as mentioned above. As of December 31, 2005, we believe we were in compliance with the covenants under our credit agreement and the indentures for the acquisition finance notes and the discount notes. We believe that some investors may use Sub Holdco Adjusted EBITDA and Indenture EBITDA to evaluate our liquidity and our financial condition. Sub Holdco Adjusted EBITDA and Indenture EBITDA are not measures of financial performance under U.S. GAAP, and our Sub Holdco Adjusted EBITDA and Indenture EBITDA may not be comparable to similarly titled measures of other companies. You should not consider Sub Holdco Adjusted EBITDA or Indenture EBITDA as an alternative to operating or net income, determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity.

Funding Sources and Uses

Our sources of liquidity include cash on hand, cash from operations and amounts available under our $300 million revolving portion of our senior secured credit facilities. These sources have been adequate for day-to-day expenditures, debt payments and capital expenditures. Other than in connection with the PanAmSat Acquisition Transactions, we expect our most significant cash outlays for 2006 to be the payment of interest on our outstanding debt. We currently anticipate that cash provided from the above sources will be sufficient to meet our liquidity needs, other than in connection with the PanAmSat Acquisition Transactions, for at least the next twelve months.

We have incurred substantial debt, with payments to service this indebtedness substantially increasing our liquidity requirements as compared to prior years. In connection with the Acquisition Transactions, Intelsat Bermuda issued the acquisition finance notes, which are comprised of $1.0 billion of Floating Rate Senior Notes due 2012, $875.0 million of 8 1/4% Senior Notes due 2013 and $675.0 million of 8 5/8% Senior Notes due 2015, and entered into the senior secured credit facilities. The interest rate on the floating rate notes resets every six months, and the interest rate increased to 9.614% on January 15, 2006, the most recent reset date. The senior secured credit facilities, which are the obligations of Intelsat Sub Holdco, are comprised of a $350.0 million term loan facility maturing in July 2011 and a $300.0 million revolving credit facility maturing in January 2011. On February 28, 2005, Intelsat Bermuda borrowed $200.0 million under the $350.0 million term loan facility to fund the repayment at maturity of the $200.0 million outstanding 2005 Eurobond Notes. Due to $20.1 million in letters of credit that are outstanding under the facility, and limitations under covenants contained in the credit agreement governing the senior secured credit facilities, we had $178.0 million of borrowing availability under the revolving credit facility as of December 31, 2005. Following the Transfer Transactions, Intelsat Sub Holdco is now the obligor, and Intelsat Bermuda is a guarantor, of each of the acquisition finance notes and the senior secured credit facilities. The credit agreement governing the senior secured credit facilities contains financial and operating covenants that, among other things, require Intelsat Sub Holdco to maintain financial coverage ratios, limit Intelsat Sub Holdco’s ability to incur additional indebtedness and pledge assets as security for additional borrowings and limit Intelsat Sub Holdco’s ability to make investments and pay dividends on Intelsat Sub Holdco’s ordinary shares. On February 11, 2005, Intelsat and Finance Co. issued $478.7 million in aggregate principal amount at maturity of discount notes, which yielded $305.3 million of proceeds at issuance. The discount notes have no cash interest requirement for the first five years. In connection with the Transfer Transactions, Finance Co. was amalgamated with Intelsat Bermuda and Intelsat Bermuda became an obligor on the discount notes.

We paid dividends totaling $504.7 million to our shareholders during 2005. As part of the Transfer Transactions, the proceeds of the offering of the discount notes, together with cash on hand, were used to pay a dividend of $305.9 million from Intelsat Bermuda to its parent Intelsat, Ltd., which Intelsat, Ltd. used to make a distribution to its parent Intelsat Holdings, which in turn used those funds to repurchase a portion of the outstanding preferred shares of Intelsat Holdings. The repurchased preferred shares were held by the Investors and certain members of our management. On November 4, 2005, Intelsat Sub Holdco used cash generated from the operating activities of its subsidiaries to pay a dividend of approximately $198.8 million to its parent Intelsat Bermuda, which in turn paid a dividend of that same amount to its parent Intelsat, Ltd., which in turn paid a dividend of that same amount to its parent Intelsat Holdings. Intelsat Holdings used these funds to repurchase all of its remaining outstanding preferred shares on November 4, 2005. See Item 13—Certain Relationships and Related Transactions—Post-Acquisition Transactions—Dividends.

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. This backlog reduces the volatility of the cash provided by operating activities more than would otherwise be the case. However, we may have unplanned projects requiring significant capital expenditures or our capital requirements may be greater than we currently anticipate. Accordingly, we may be required to seek additional external financing to fund any unanticipated capital expenditures. In addition, the ongoing consolidation in the FSS sector may require that we obtain funding for currently unplanned strategic transactions.

On August 28, 2005, we entered into a Merger Agreement with PanAmSat under the terms of which Intelsat Bermuda will acquire all outstanding shares of PanAmSat for $25.00 per share in cash. The Merger Transaction is subject to a number of conditions and could be completed in the second or third quarter of 2006. As part of the PanAmSat Acquisition Transactions, it is expected that Intelsat Bermuda, Intelsat Sub Holdco, PanAmSat and PanAmSat Corporation will incur substantial additional debt, the aggregate principal amount of which is not expected to exceed $3.267 billion. The amount of new debt is based on current expectations and is subject to change. In addition, as part of these transactions, approximately $3.2 billion in debt of PanAmSat and its subsidiaries will either be refinanced or remain outstanding. If the PanAmSat Acquisition Transactions are completed, we will become a significantly more highly leveraged company than we currently are. See Item 1—Business—The Transactions—The PanAmSat Acquisition Transactions. See Item 1A—Risk Factors—Risk Factors Relating to Our Business for a discussion of the factors that could influence our ability to obtain any such financing.

Capital Expenditures

Our capital expenditures depend on the means by which we pursue our business strategies and seek to respond to opportunities and trends in our industry. Our actual capital expenditures may differ from our expected capital expenditures if, among other things, we enter into any currently unplanned strategic transactions. Levels of capital spending from one year to the next are also influenced by the nature of the satellite life cycle and by the capital-intensive nature of the satellite industry. For example, we incur significant capital expenditures during the years in which we determine to procure new satellites and have satellites under construction. We typically procure a new satellite within a timeframe that would allow the satellite to be deployed at least one year prior to the end of the orbital maneuver life of the satellite to be replaced. As a result, we frequently experience significant variances in our capital expenditures from year to year. Excluding the Intelsat Americas Transaction, the following table compares our satellite-related capital expenditures to total capital expenditures from 2001 through 2005:

Year	Satellite-Related Capital Expenditures	Total Capital Expenditures
	(in thousands)
2001	$592,163	$663,671
2002	509,418	616,806
2003	87,496	202,781
2004	213,219	288,589
2005	99,901	133,507

Total	$1,502,197	$1,905,354

We currently have one satellite under construction, the IA-9 satellite and currently plan to launch the IA-9 satellite in late 2007. We currently expect our capital expenditures to approximate $120 million during 2006, mostly related to the construction and launch activities of our IA-9 satellite. If the PanAmSat Acquisition Transactions are completed, our plans are likely to change as PanAmSat Corporation is planning to launch a number of satellites over the next few years.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or liquidity.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and capital and certain other commitments as of December 31, 2005, absent the impact of the PanAmSat Acquisition Transactions (see “—Funding Sources and Uses” for details of this):

	Payments Due By Year
Contractual Obligations (1)(6)	2006	2007	2008	2009	2010	2011 and beyond	Total
	(in thousands)
Intelsat Sub Holdco
Floating Rate Senior Notes due 2012—Principal Payment						$1,000,000	$1,000,000
8 1/4% Senior Notes Due 2013—Principal Payment						875,000	875,000
8 5/8% Senior Notes Due 2015—Principal Payment						675,000	675,000
Floating Rate Senior Notes Due 2012—Interest Payment (2)	$92,777	$103,924	$106,458	$106,458	$106,458	160,125	676,200
8 1/4% Senior Notes Due 2013—Interest Payment	72,188	72,188	72,188	72,188	72,188	180,466	541,406
8 5/8% Senior Notes Due 2015—Interest Payment	58,219	58,219	58,219	58,219	58,219	261,984	553,079

Intelsat Sub Holdco Notes	$223,184	$234,331	$236,865	$236,865	$236,865	$3,152,575	$4,320,685
Other Long-term debt Term loan repayment	3,500	4,375	3,500	3,500	3,500	329,000	347,375
Term loan interest (3)	22,679	32,353	27,430	27,146	26,862	15,209	151,679
Credit facility fees	1,421	1,420	1,420	1,420	1,420	109	7,210

Senior secured credit facilities	27,600	38,148	32,350	32,066	31,782	344,318	506,264
Capital Leases	7,597	9,200	9,200	5,479	—	—	31,476
Lockheed Martin Corporation note—principal payment		5,000	5,000	5,000	5,000	—	20,000
Lockheed Martin Corporation note—interest payment		1,592	2,054	2,547	3,076	—	9,269

Capital Leases and Lockheed Martin Corporation Note	7,597	15,792	16,254	13,026	8,076	—	60,745
Capital commitments (4)	73,135	40,198	71,703	45,469	5,372	22,156	258,033
Operating leases	16,382	5,810	3,673	2,592	1,852	18,127	48,436

Total Intelsat Sub Holdco contractual obligations	347,898	334,279	360,845	330,018	283,947	3,537,176	5,194,163
Intelsat Bermuda 9 1/4% Senior Discount Notes due 2015					22,140	677,960	700,100
Intelsat, Ltd. Notes (5):
5 1/4% Senior Notes due 2008—Principal Payment			400,000	—	—	—	400,000
7 5/8% Senior Notes due 2012—Principal Payment						600,000	600,000
6 1/2% Senior Notes Due 2013—Principal Payment						700,000	700,000
5 1/4% Senior Notes Due 2008—Interest Payment	21,000	21,000	21,000	—	—	—	63,000
7 5/8% Senior Notes Due 2012—Interest Payment	45,750	45,750	45,750	45,750	45,750	68,625	297,375
6 1/2% Senior Notes Due 2013—Interest Payment	45,500	45,500	45,500	45,500	45,500	136,500	364,000

Total Intelsat, Ltd. contractual obligations	112,250	112,250	512,250	91,250	91,250	1,505,125	2,424,375

Total contractual obligations	$460,148	$446,529	$873,095	$421,268	$397,337	$5,720,261	$8,318,638

(1)	Reflects principal only (unless expressly stated otherwise) for all obligations except for deferred satellite performance incentives, capital leases and the note payable to Lockheed Martin Corporation, for which principal and interest are included.
(2)	Interest rates for $1000M floating rate notes are assumed to average 9.61375% in 2006, 10.25% in 2007, 10.5% from 2008 and beyond.
(3)	Interest rate for term loan is assumed to average 6.81% in 2006, 7.5% in 2007 and 8% from 2008 and beyond.
(4)	Includes contractual commitments for satellites and deferred satellite performance incentives.
(5)	The amounts shown for Intelsat, Ltd. do not reflect Intelsat, Ltd.’s obligations as a co-obligor on the discount notes.
(6)	Obligations related to our pension and our post-retirement medical benefit obligations are excluded from the table. Refer to Note 14 to our consolidated financial statements for discussion of our obligations.

Critical Accounting Policies

Our consolidated financial statements are based on the selection of accounting policies and the application of accounting estimates, some of which require management to make significant assumptions. Actual results could differ from those estimates. We believe that some of the more important estimates and related assumptions that affect our financial condition and results of operations are in the areas of revenue recognition, satellites and other property and equipment, business combinations, impairment of long-lived and amortizable intangible assets and income taxes. There were no accounting policies adopted during 2005 that had a material effect on our financial condition or results of operations. The successor entity adopted accounting policies consistent with those used by the predecessor entity.

Revenue Recognition

We recognize revenue primarily from satellite utilization charges and, to a lesser extent, from providing managed solutions to our customers. We recognize revenue over the period during which services are provided, as long as collection of the related receivable is reasonably assured. The Company recognizes revenue under revenue share agreements with other fixed satellite service providers either on a gross or net basis in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, and revenue for all current agreements is recognized on a net basis. We make estimates regarding the likelihood of collection based upon an evaluation of the customer’s creditworthiness, the customer’s payment history and other conditions or circumstances that may affect the likelihood of payment, such as political and economic conditions in the country in which the customer is located. When we have determined that the collection of payments for satellite utilization or managed solutions is not reasonably assured at the time the service is provided, we defer recognition of the revenue until such time that collection is believed to be reasonably assured or the payment is received. We also maintain an allowance for doubtful accounts for customers’ receivables where the collection of these receivables is uncertain. If our estimate of the likelihood of collection is not accurate, we may experience lower revenue or an increase in our bad debt expense. We receive payments from some customers in advance of our providing services. Amounts received from customers pursuant to satellite capacity prepayment options are recorded in the financial statements as deferred revenue. These deferred amounts are recognized as revenue on a straight-line basis over the agreement terms.

Satellites and Other Property and Equipment

Satellites and other property and equipment for the successor entity are based on the fair value on January 28, 2005, the date of the Acquisition Transactions. Satellites and other property and equipment purchased following the Acquisition Transactions are stated at cost. These costs consist primarily of the cost of satellite construction and launch, including premiums for launch insurance and insurance during the period of in-orbit testing, the net present value of performance incentives expected to be payable to the satellite manufacturers, costs directly associated with the monitoring and support of satellite construction and interest costs incurred during the period of satellite construction. Satellite construction and launch services are generally procured under long-term contracts that provide for payments by us over the contract periods. Satellite construction and launch services costs are capitalized to reflect progress toward completion, which typically coincides with contract milestone payment schedules. Insurance premiums related to satellite launches and subsequent in-orbit testing are capitalized and amortized over the estimated useful lives of the related satellites. Performance incentives payable in future periods are dependent on the continued satisfactory performance of the satellites in service.

Satellites and other property and equipment are depreciated and amortized on a straight-line basis over their estimated useful lives. The depreciable lives of our satellites range from 11 years to 15 years. We make estimates of the useful lives of our satellites for depreciation purposes based upon an analysis of each satellite’s performance, including its orbital design life and its estimated orbital maneuver life. The orbital design life of a satellite is the length of time that the manufacturer has contractually committed that the satellite’s hardware will remain operational under normal operating conditions. In contrast, a satellite’s orbital maneuver life is the length of time the satellite is expected to remain operational as determined by remaining fuel levels and consumption rates. Our in-orbit satellites generally have orbital design lives ranging from 10 years to 13 years and orbital maneuver lives as high as 20 years. The useful depreciable lives of our satellites generally exceed the orbital design lives and are less than the orbital maneuver lives. Although the orbital maneuver lives of our satellites have historically extended beyond their depreciable lives, this trend may not continue. We periodically review the remaining estimated useful lives of our satellites to determine if any revisions to our estimates are necessary based on the health of the individual satellites. Changes in our estimate of the useful lives of our satellites could have a material effect on our financial position or results of operations.

We would charge to operations the carrying value of any satellite lost as a result of a launch or in-orbit failure upon the occurrence of the loss. In the event of a partial failure, we would record an impairment charge to operations upon the occurrence of the loss if the undiscounted future cash flows were less than the carrying value of the satellite. We would measure the impairment charge as the excess of the carrying value of the satellite over its estimated fair value as determined by the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. We would reduce the charge to operations resulting from either a complete or a partial failure by the amount of any insurance proceeds that were either due and payable to or received by us.

Business Combinations

Our business combinations are accounted for in accordance with the provisions set forth in SFAS No. 141, Business Combinations, whereby the net tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair market values at the acquisition date. The portion of the purchase price in excess of the estimated fair market value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The allocation of the purchase price related to our business combinations involves estimates and judgments by our management that may be adjusted during the allocation period, but in no case beyond one year from the acquisition date. These allocations are made on the basis of appraisals prepared by independent third-party appraisers.

Impairment of Long-Lived and Amortizable Intangible Assets

We review our long-lived and amortizable intangible assets to assess whether an impairment has occurred using the guidance established under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate, in our judgment, that the carrying amount of an asset may not be recoverable. The recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value.

As of December 31, 2005, other than our $69.2 million write-off of our IS-804 satellite following its in-orbit failure, there had been no events or changes in circumstances during 2005 leading us to believe that a possible impairment to any of our long-lived and amortizable intangible assets existed as of that date.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment. SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R will require compensation expense using a fair-value based method for costs related to share-based payment transactions to be recognized in the financial statements. We will adopt SFAS 123R in the first quarter of fiscal 2006 using the prospective method.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, to address the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for nonmonetary exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The impact of the adoption of SFAS No. 153 is not expected to be material to our consolidated statements of operations or consolidated balance sheets.

Related Party Transactions

Post-Acquisition Transactions

Acquisition and Transfer Transactions; Dividends

On January 28, 2005, Intelsat was acquired by Intelsat Holdings for total cash consideration of approximately $3.2 billion with pre-acquisition debt of approximately $1.9 billion remaining outstanding. Intelsat Holdings was formed at the direction of funds advised by or associated with Apax Partners, Apollo, MDP Global and Permira.

As part of these transactions, the Investors and certain members of management purchased preferred and ordinary shares of Intelsat Holdings. In addition, in connection with the Acquisition Transactions, Intelsat Bermuda established a new $300 million revolving credit facility and borrowed approximately $150 million under a new $350 million term loan facility, referred to together as the senior secured credit facilities, and issued the acquisition finance notes. On February 28, 2005, Intelsat Bermuda borrowed an additional $200 million under the $350 million term loan facility which was used to fund the payment of our previously existing $200 million in 2005 Eurobond Notes. The acquisition finance notes and the senior secured credit facilities are guaranteed by Intelsat and certain of its direct and indirect subsidiaries. The proceeds received by us from the equity contributions and the net proceeds from the borrowing under the senior secured credit facilities and the acquisition finance notes, together with cash on hand, were used to consummate the transactions described above and to pay related fees and expenses. Approximately $1.7 billion of Intelsat’s existing debt remained outstanding following the Acquisition Transactions and after repayment of the 2005 Eurobond Notes.

On February 11, 2005, Intelsat, Ltd. and Finance Co. issued $478.7 million in aggregate principal amount at maturity of discount notes yielding approximately $305 million net proceeds at issuance. On March 3, 2005, Intelsat Bermuda transferred substantially all of its assets to a newly formed wholly owned subsidiary, Intelsat Sub Holdco. Intelsat Sub Holdco assumed substantially all of the then-existing liabilities of Intelsat Bermuda, and Intelsat Bermuda became a guarantor of the obligations under the original notes and the senior secured credit facilities. Following the Transfer Transactions, Finance Co. was amalgamated with Intelsat Bermuda, and we refer to the entity surviving that amalgamation as Intelsat Bermuda. The proceeds of the offering of the discount notes, together with cash on hand, were distributed by Intelsat Bermuda to its parent, Intelsat, Ltd., and by Intelsat, Ltd. to Intelsat Holdings. Intelsat Holdings used those funds to repurchase a portion of the outstanding preferred shares of Intelsat Holdings. The repurchased preferred shares were held by the Investors and certain members of our management.

On November 4, 2005, Intelsat Sub Holdco paid a dividend of approximately $198.8 million to its parent Intelsat Bermuda, which in turn paid a dividend of that same amount to its parent Intelsat, Ltd., which in turn paid a dividend of that same amount to its parent Intelsat Holdings. On November 4, 2005, Intelsat Holdings used these funds to repurchase all of the outstanding preferred shares of Intelsat Holdings, which were held by the Investors and certain members of our management. The dividend paid by Intelsat Sub Holdco was funded with cash generated from the operating activities of its subsidiaries.

Monitoring Fee Agreement and Transaction Fee

In connection with the Acquisition Transactions, Intelsat Bermuda entered into a monitoring fee agreement with the Sponsors, or affiliates of, or entities advised by, designated by or associated with, the Sponsors, as the case may be, pursuant to which such entities provide certain monitoring, advisory and consulting services to us. Pursuant to this agreement, we pay an annual fee for services provided. We also paid a transaction and advisory fee upon the closing of the Acquisition Transactions. For further information regarding the monitoring fee agreement and the transaction and advisory fee, see Item 13—Certain Relationships and Related Transactions—Post-Acquisition Transactions—Monitoring Fee Agreement and Transaction Fee.

Sponsor Investment

In April 2005, SkyTerra Communications, Inc., referred to as SkyTerra, an affiliate of Apollo, one of the Sponsors, indirectly acquired 50% of the Class A units of Hughes Network Systems, LLC, referred to as HNS, one of our corporate network services customers. On December 31, 2005, Hughes Communications, Inc., referred to as Hughes Communications, acquired these Class A units pursuant to a separation agreement under which SkyTerra contributed to Hughes Communications certain of SkyTerra’s assets and liabilities, including the 50% Class A membership interest in HNS owned at that time by SkyTerra. On January 1, 2006, Hughes Communications acquired the remaining 50% of HNS Class A membership interests. On February 21, 2006, SkyTerra and Hughes Communications separated into two publicly owned companies when SkyTerra, which then owned all of the outstanding shares of Hughes Communications common stock, distributed those shares to each holder of SkyTerra’s common, non-voting common and preferred stock and its Series 1-A and 2-A warrants. As a result of the distribution, Apollo, the controlling stockholder of SkyTerra, became the controlling stockholder of Hughes Communications.

FTI Engagement Contract

On June 27, 2005, we entered into an engagement contract with FTI Consulting, Inc., a corporate finance consulting firm, pursuant to which it provides interim management services to us. See Item 10—Directors and Executive Officers of the Registrant —Employment and Separation Agreements.

Pre-Acquisition Transactions

Until the consummation of the Acquisition Transactions on January 28, 2005, certain of our shareholders and their affiliates, as described below, were related parties of ours. Following the Acquisition Transactions, they no longer are.

COMSAT General Transaction

On October 29, 2004, we and certain of our subsidiaries completed our acquisition of the business of providing satellite-based communications services to the U.S. government and other customers of the COMSAT Sellers. We acquired this business for a purchase price of approximately $90 million, net of assumed liabilities of approximately $30 million and transaction costs of approximately $2 million. The $30 million in assumed liabilities includes a $10 million accommodation fee to be paid in connection with our purchase of a launch vehicle from an affiliate of the COMSAT Sellers. We funded the acquisition by using cash on hand. The assets that we acquired include certain customer and vendor contracts and accounts receivable, as well as rights to FCC and other governmental licenses, leased business premises and other related assets, including an ownership interest in the Marisat-F2 satellite, which operates at 33.9° West, with an orbital inclination in excess of 13 degrees. In addition, we assumed certain contractual commitments related to the business.

Pursuant to our transaction agreement with the COMSAT Sellers, we and the COMSAT Sellers or their affiliates have entered into a number of agreements, including the launch services agreement with an affiliate as noted above and agreements relating to the provision of transition services by the COMSAT Sellers for a specified period of time after the closing of the transaction. See Item 1—Business—Our Network—Planned Satellites for further information regarding the launch services agreement.

WildBlue Subscription Agreement

In December 2002, we entered into an agreement to acquire a minority stake in WildBlue for a purchase price of $58.0 million. On April 21, 2003, we contributed $56.5 million in cash to WildBlue. This amount represented the $58.0 million purchase price net of a loan receivable for interim funding to WildBlue, plus accrued interest, and net of certain expenses we incurred that were reimbursable by WildBlue. In connection with this investment, we have agreed to purchase 50% of any shares sold by one of the minority investors, at the investor’s option, up to a maximum purchase price of $5.0 million. Other investors in this round of financing, which totaled $156.0 million including our investment, included the National Rural Telecommunications Cooperative and Liberty Satellite & Technology, Inc. One of our directors before the closing of the Acquisition Transactions was a director of Liberty Media Corporation, which indirectly owns a minority interest in WildBlue and is the parent company of Liberty Satellite & Technology, Inc. Two of our executive officers are directors of WildBlue.

COMSAT Asset Purchase Agreement

On November 25, 2002, we acquired most of the assets and certain liabilities of COMSAT World Systems, a business unit of COMSAT, and of COMSAT Digital Teleport, Inc., a subsidiary of COMSAT. COMSAT is a wholly owned subsidiary of Lockheed Martin Corporation, which, prior to the consummation of the Acquisition Transactions, was our largest shareholder. COMSAT World Systems was a reseller of our capacity to customers located in the United States. The assets that we acquired included substantially all of COMSAT World Systems’ customer contracts for the sale of our capacity, two earth stations located in Clarksburg, Maryland and Paumalu, Hawaii that provide tracking, telemetry, command and monitoring services for our satellites, and a digital teleport facility located in Clarksburg, Maryland. The purchase price for this transaction consisted of $56.0 million in cash, the assumption of $57.7 million in liabilities and a $20.0 million 7% note payable due in four installments of $5.0 million each on January 1, 2007, 2008, 2009 and 2010. However, if as of the second, third or fourth of such installment payment dates, we are not operating tracking, telemetry, command and monitoring facilities at the Clarksburg, Maryland location and certain triggering events described in the note have occurred, we will not be obligated to pay the $5.0 million installment due on such payment date or any other installment payments that would otherwise become due on subsequent payment dates. In addition, we incurred approximately $1 million in transaction costs in connection with this acquisition. We accounted for the acquisition under the purchase method of accounting, whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. Independent third-party appraisers were engaged to perform valuations of certain of the tangible and intangible assets acquired. The purchase price allocation was finalized during the fourth quarter of 2003. For a further discussion of the asset purchase agreement with COMSAT, see Item 13—Certain Relationships and Related Transactions—COMSAT Asset Purchase Agreement.

Teleglobe Share Purchase Agreement

On May 15, 2002, one of our largest customers and, prior to the closing of the Acquisition Transactions, one of our shareholders, Teleglobe filed for creditor protection under the Companies’ Creditors Arrangement Act in the Ontario Superior Court of Justice. As a result, we recorded a reserve of $12.8 million against all of our accounts receivable from Teleglobe as of March 31, 2002, and did not recognize any revenue from Teleglobe from April 1, 2002 through May 15, 2002 because collection was not ensured. Revenue generated from Teleglobe and its affiliates was $35.1 million in 2002 and $28.1 million in 2003.

On September 20, 2002, Intelsat Global Sales acquired Teleglobe’s 6,284,635 shares in Intelsat, Ltd. for $65.0 million. Pursuant to the share purchase agreement and a related escrow agreement, title to the shares acquired from Teleglobe was transferred to an escrow agent, which held the shares in trust for Intelsat Global Sales, subject to specified limited rights of Teleglobe The share purchase agreement provided that, among other things, if we had not conducted a registered offering of our ordinary shares by December 31, 2003, the escrowed shares and any cash held as escrow property would be distributed to Intelsat Global Sales up to the amount that would result in Intelsat Global Sales having received a total amount of shares and cash under the agreement valued at $90.1 million. The share purchase agreement provided that any shares or cash remaining after this distribution to Intelsat Global Sales would be transferred to Teleglobe. We did not conduct a registered offering of our ordinary shares by December 31, 2003 and, pursuant to an amendment to the share purchase agreement entered into in March 2004, the shares held in escrow were valued pursuant to a formula based on the proposed range for the initial public offering price of our ordinary shares set forth on the cover page of the prospectus filed in connection with our contemplated initial public equity offering. Based on this amendment, all of the shares held in escrow were distributed to Intelsat Global Sales in April 2004, and thereafter we and Teleglobe had no remaining rights or obligations under the share purchase agreement. These shares were then transferred to Intelsat Bermuda in June 2004.

Relationships with Prior Shareholders

Prior to privatization, the IGO’s owners made capital contributions to and received capital repayments from the IGO in proportion to their ownership in the IGO. The IGO’s owners were also its principal customers, and they were able to purchase ownership interests in the IGO based on their percentage use of the IGO’s satellite system. As we are the successor entity to the IGO, a significant number of our customers became shareholders in our company. Following completion of the Acquisition Transactions, these customers are no longer our shareholders.

Shareholder Collateral and Other Deposits

Included in accounts payable and accrued liabilities in the consolidated balance sheets appearing elsewhere in this annual report are collateral and other deposits held from customers that were also shareholders prior to the consummation of the Acquisition Transactions in the amount of $14.2 million at December 31, 2004. Collateral generally represents cash balances held in accordance with service agreements. Deposits generally represent cash balances held to secure future capacity under right of first refusal arrangements. Associated cash balances contain no restrictions and generally are non-interest bearing.

TT&C Contracts

Some of our customers also provide TT&C services for our ground network or provide us with monitoring or host station facilities and services. We believe that these transactions are on arm’s-length terms and are not significant to our results of operations. See Item1—Business—Our Network—Network Operations and Current Ground Facilities for additional information regarding the TT&C services.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We have existing obligations related to our long-term debt agreements. These financial instruments are discussed further in Note 13 to our consolidated financial statements. As of December 31, 2005, we did not have significant cash flow exposure to changing interest rates on our fixed-rate long-term debt. However, the estimated fair value of the fixed-rate debt is subject to market risk. As of December 31, 2005, we had approximately $3.6 billion in fixed-rate debt with interest rates ranging from 5 1/4% to 9 1/4%.

We are subject to interest rate and related cash flow risk in connection with the $1.0 billion floating rate notes issued in January 2005 and borrowings under the senior secured credit facilities. Any changes in interest rates on the floating rate debt will impact our results of operations and cash flows. A 100 basis point change in interest rates would result in increased or decreased interest expense of $10.0 million.

Presented below is an analysis of our financial instruments as of December 31, 2005 that are sensitive to changes in interest rates. The tables demonstrate the change in market value of the instruments calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points, or BPS, 100 BPS and 150 BPS. With respect to our fixed-rate debt, the sensitivity table below illustrates “market values,” or the price at which the debt would trade should interest rates fall or rise in the range indicated, assuming similar terms and similar assessment of risk by our lenders. With respect to our $1.0 billion floating rate notes that were issued in January 2005, an increase or decrease of 100 BPS to our current interest rate would increase or decrease our interest expense by $10 million. Market values are determined using market rates on comparable instruments as of December 31, 2005. This sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of certain of our financial instruments. The actual impact of market interest rate changes on our financial instruments may differ significantly from the impact shown in the sensitivity analysis.

	Interest Rate Risk (in millions) as of December 31, 2005
	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates Fair Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		(50 BPS)	(100 BPS)	(150 BPS)
$478.7 million principal 9.25% senior notes due 02/01/15	$353.0	$341.7	$330.3	$311.2	$305.8	$293.8	$282.4
$675 million principal 8.625% senior notes due 01/15/15	$718.9	$703.7	$689.3	$681.8	$669.9	$648.8	$629.4
$700 million principal 6.5% senior notes due 11/01/13	$568.1	$552.0	$536.5	$521.5	$507.1	$493.1	$479.7
$875 million principal 8.25% senior notes due 01/15/13	$938.4	$918.8	$899.1	$875.0	$858.6	$836.7	$814.8
$600 million principal 7.625% senior notes due 04/15/12	$516.7	$504.6	$492.9	$481.5	$470.4	$459.7	$449.2
$1 billion principal floating rate senior notes due 01/15/12	$1,015.1	$1,015.1	$1,015.0	$1,015.0	$1,015.0	$1,014.9	$1,014.9
$400 million principal 5.25% senior notes due 11/01/08	$377.2	$372.4	$367.7	$363.0	$358.4	$353.9	$349.5

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements are filed under this item, beginning on page F-1 of this Annual Report on Form 10-K. The financial statement schedules required under Regulation S-X are filed pursuant to Item 15 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as provided in SEC rules and forms. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We periodically review the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting worldwide, including compliance with various laws and regulations that apply to our operations. We make modifications to improve the design and effectiveness of our disclosure controls and procedures and internal control structure, and may take other corrective action, if our reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in, and pursuant to, Rule 15d-15 of the Exchange Act, as of December 31, 2005 under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and our Acting Chief Financial Officer (the “Acting CFO”). Because of a material weakness in our internal control over financial reporting related to financial reporting processes described below, our CEO and Acting CFO concluded that as of December 31, 2005 our disclosure controls and procedures were not effective. However, as described below under “Remediation Efforts Related to Current Material Weakness in Internal Control,” we are working to eliminate the weakness. Additionally, because the material weakness described below has not been fully remediated as of the filing date of this Annual Report on Form 10-K, management, including our CEO and Acting CFO, continues to conclude that our disclosure controls and procedures are not effective as of the filing date of this Annual Report on Form 10-K.

Elimination of Prior Period Material Weakness in Internal Control over Financial Reporting with Respect to Accounting for Income Taxes

In the course of the evaluation of our disclosure controls and procedures, our CEO and Acting CFO identified a change with respect to our internal control relating to accounting for income taxes that has materially affected our internal control over financial reporting. As disclosed in our previous periodic reports beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, our disclosure controls and procedures were not effective, due to a material weakness in our internal control over financial reporting with respect to accounting for income taxes. More specifically, the material weakness related to a lack of personnel with adequate expertise in income tax accounting matters and a lack of adequate contemporaneous supporting documentation relating to the tax-related accounting of certain transactions. These deficiencies represented a material weakness in internal control over financial reporting on the basis that there was more than a remote likelihood that a material misstatement in our interim or annual financial statements due to errors in accounting for income taxes would not be prevented or detected by our internal control over financial reporting. Between March 31, 2005 and December 31, 2005, we took the following steps to address the material weakness:

•	We hired a Vice President of Tax and Tax Director in September 2005 to bolster our in-house tax capabilities. As a result, we were able to include additional review levels in our tax calculation procedure, making it possible for each material part of our tax provision calculation and the documentation thereof to be reviewed by a person different from the preparer.

•	We updated and expanded the documentation of material controls and procedures in our tax department in order to address the need for adequate contemporaneous documentation of tax-related accounting for material transactions.

As a result of these steps, as of December 31, 2005, we remedied the material weakness in our internal control over financial reporting with respect to accounting for income taxes that had existed.

New Material Weakness in Internal Control over Financial Reporting with Respect to Financial Reporting Processes

As noted above, because of a new material weakness in our internal control over financial reporting related to financial reporting processes, our CEO and Acting CFO have concluded that as of December 31, 2005 our disclosure controls and procedures were not effective. The material weakness relates to the fact that we did not maintain effective controls over our period-end reporting processes. In particular, we had (i) ineffective controls over the documentation, authorization, and review of journal entries; (ii) ineffective controls to ensure the completeness of certain general ledger account reconciliations conducted in connection with the period-end financial reporting process; and (iii) ineffective controls to ensure the accuracy of condensed consolidating financial information for guarantors and non-guarantors of certain of the Company’s and its subsidiaries debt.

Remedial Efforts Related to Current Material Weakness in Internal Control

In an effort to address the new material weakness, since December 31, 2005 we have implemented, or are in the process of implementing, the following remedial steps:

•	As previously announced, we hired Jeffrey Freimark as permanent Chief Financial Officer effective upon the resignation of our Acting Chief Financial Officer, which is expected to occur in April 2006. Mr. Freimark has commenced his employment with the Company and is now reviewing the circumstances that led to the new material weakness and is evaluating the accounting processes described below.

•	We have engaged consultants to assist our accounting and finance department with the management and implementation of controls surrounding our accounting processes.

•	We expect to hire additional experienced accounting personnel, and will continue to engage consultants until such personnel are hired.

•	We have begun to conduct an assessment and review of our accounting general ledger system to determine what changes can be made to improve our overall control environment with respect to intercompany transactions and journal entries.

•	We have begun to formalize the monthly account reconciliation process for all significant balance sheet accounts. We are also implementing a formal review of these reconciliations by senior accounting management and our accounting consultants.

•	We have begun a process of implementing improved procedures for reviewing and documenting support for journal entries. The implementation of these procedures is expected to be completed in the second quarter of 2006.

•	We will conduct training sessions during the second quarter of 2006 to provide training to our finance and accounting personnel to review procedures for timely and accurate preparation, and management review of, documentation to support our financial reporting and period-end close procedures.

Other Changes in Internal Control Over Financial Reporting

Other than as discussed above, no other changes occurred during the quarter ended December 31, 2005 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Future Assessment of Internal Control Over Financial Reporting

Beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, we will be subject to the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 that require an annual management assessment of our internal control over financial reporting and related attestation by our independent registered public accounting firm.

Item 9B.	Other Information

None.

86.1

PART III

Item 10.	Directors and Executive Officers of the Registrant

Set forth below is information concerning our current executive officers and directors:

Name	Age	Position
David McGlade	45	Director and Chief Executive Officer, Intelsat, Ltd.
Conny Kullman	55	Chairman and Director, Intelsat, Ltd.
J. Robert Medlin	53	Acting Chief Financial Officer, Intelsat, Ltd.
Phillip Spector	55	Executive Vice President, General Counsel and Assistant Secretary, Intelsat, Ltd.
Stephen Spengler	46	Acting Senior Vice President, Sales & Marketing, Intelsat Global Service Corporation
David W. Sinkfield	50	Acting Senior Vice President, Engineering & Operations, Intelsat Global Service Corporation
Noah Asher	44	Senior Vice President, Finance, Intelsat Global Service Corporation
Michael Hughes	50	Senior Vice President and Controller, Intelsat Global Service Corporation
G. Randall Bonney, Jr.	51	Treasurer, Intelsat Global Service Corporation
Andrew Africk	39	Director
Douglas Grissom	39	Director
Richard Haight	43	Director
James Perry, Jr.	45	Director
Alan Peyrat	35	Director
Andrew Sillitoe	33	Director
Aaron Stone	33	Director
Nicola Volpi	34	Director

The following is a brief biography of each of our current executive officers:

Mr. McGlade has been the Chief Executive Officer of Intelsat, Ltd. since April 2005. Prior to that, Mr. McGlade was the Chief Executive Officer of O2 UK, the largest subsidiary of mmO2 plc and a leading U.K. cellular telephone company, a position he took in October 2000. He was also an Executive Director of mmO2 plc. During his tenure at O2 UK and mmO2, Mr. McGlade was a director of the GSM Association, a trade association for GSM mobile operators, and served as Chairman of its Finance Committee from February 2004 to February 2005. He was also a director of Tesco Mobile from September 2003 to March 2005 and a director of The Link, a distributor of mobile phones and other high technology consumer merchandise, from December 2000 to May 2004. Mr. McGlade was the Chairman of the Board and Chief Executive Officer of Pure Matrix, Inc., a software company that serves the mobile communications market, from December 1999 to September 2000, and a non-executive Chairman to August 2004. Mr. McGlade also served as the President and Chief Executive Officer of CatchTV, an interactive television/Web company, from December 1998 to December 1999. Mr. McGlade was employed by Sprint PCS as West Region President from February 1996 to July 1998, and as Vice President, Operations from September 1995 to January 1996. Mr. McGlade is currently a director of Skyworks Solutions, Inc. and WildBlue Communications Inc. Mr. McGlade’s business address is Wellesley House North, 2nd Floor, 90 Pitts Bay Road, Pembroke HM 08, Bermuda.

Mr. Kullman has been the Chairman of the board of directors of Intelsat, Ltd. since January 2005 and was the Chief Executive Officer of Intelsat, Ltd. from July 2001 to March 2005. Prior to that, Mr. Kullman was Chief Executive Officer of the IGO from October 1998 to July 2001. He has been a director of U.S. Friends of Chalmers University of Technology, Inc. since April 2002. Mr. Kullman previously served as Vice President of Operations and Engineering of the IGO from December 1997 to October 1998, Vice President of Operations of the IGO from April 1996 to December 1997, Vice President and Chief Information Officer of the IGO from

September 1994 to April 1996, Director of Operations Plans/Sales Operation of the IGO from July 1992 to September 1994, Director of Systems Operation of the IGO from August 1990 to July 1992 and a systems engineer for the IGO from August 1983 to August 1990. Mr. Kullman’s business address is Wellesley House North, 2nd Floor, 90 Pitts Bay Road, Pembroke HM 08, Bermuda.

Mr. Medlin has been acting Chief Financial Officer of Intelsat, Ltd. since June 2005. He is also a senior managing director of FTI Palladium Partners, a division of FTI Consulting, Inc. Intelsat has engaged FTI to provide interim management services, including providing the services of Mr. Medlin and providing assistance in the search for a permanent chief financial officer. Prior to joining FTI in 2002, Mr. Medlin was a partner and southwest regional leader of the U.S. division of PricewaterhouseCoopers’ Business Recovery Services practice. Mr. Medlin’s business address is Wellesley House North, 2nd Floor, 90 Pitts Bay Road, Pembroke HM 08, Bermuda.

Mr. Spector became the Executive Vice President and General Counsel of Intelsat, Ltd. in February 2005. He was previously the managing partner of the Washington, D.C. office of the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP, and chair of the firm’s Communications & Technology Group. He is the former Chairman of the American Bar Association’s International Communications Committee, and served in the U.S. government as Associate Assistant to the President and as a law clerk to a Supreme Court justice. Mr. Spector is a magna cum laude graduate of the Harvard Law School and holds a Master in Public Policy degree from Harvard’s Kennedy School of Government. He serves on the board of directors of WildBlue Communications, Inc. Mr. Spector’s business address is Wellesley House North, 2nd Floor, 90 Pitts Bay Road, Pembroke HM 08, Bermuda.

Mr. Spengler was appointed as Acting Senior Vice President, Sales & Marketing of Intelsat Global Service Corporation effective from February 9, 2006. He previously served as Vice President, Sales, Network Services & Telecom of Intelsat Global Service Corporation from July 2003 to February 2006. Prior to joining Intelsat, Mr. Spengler served as Senior Vice President—Global Sales, Broadband Access Networks of Cirronet Inc., a developer of wireless products for internet access, industrial and scientific use, from March 2002 to June 2003, and as Vice President—Sales and Marketing of ViaSat Satellite Networks, a producer of satellite communications systems, from April 2000 to February 2002. Prior to joining ViaSat Satellite Networks, Mr. Spengler served in various sales roles at Scientific-Atlanta’s Satellite Networking division (which merged with ViaSat Satellite Networks in April 2000) from 1995 to 2000, including 5 years with Scientific-Atlanta Europe based in London, and at GTE Spacenet International Corporation from 1990 to 1994. Mr. Spengler’s business address is 3400 International Drive N.W., Washington, D.C. 20008, United States.

Mr. Sinkfield has been the Acting Senior Vice President, Engineering & Operations of Intelsat Global Service Corporation since February 2006. He previously served as Senior Vice President, Business Operations of Intelsat Global Service Corporation from April 2004 to February 2006, as Vice President, Business Operations of Intelsat Global Service Corporation from January 2003 to April 2004, as Vice President, Quality Assurance and Process of Intelsat Global Service Corporation from April 2002 to December 2002, and as Director, Process Architecture & Engineering of Intelsat Global Service Corporation from November 1999 to April 2002. He served in other roles at the IGO from 1990 to 1999, and worked as a Principal Engineer at Contel Business Networks from 1982 to 1990. Mr. Sinkfield’s business address is 3400 International Drive N.W., Washington, D.C. 20008, United States.

Mr. Asher has been Senior Vice President, Finance of Intelsat Global Service Corporation since May 2004. He previously served as Vice President, Finance of Intelsat Global Service Corporation from August 2002 to May 2004. Prior to joining Intelsat Global Service Corporation, Mr. Asher was Vice President, Finance at America Online Inc. from January 2001 through August 2002. He was Chief Financial Officer for RMH Teleservices, Inc. from February 1999 to January 2001. Mr. Asher was Vice President, Latin America Operations at Bell Atlantic International Wireless from September 1996 to February 1999. Mr. Asher’s business address is 3400 International Drive, N.W., Washington, D.C. 20008, United States.

Mr. Hughes has been Senior Vice President and Controller of Intelsat Global Service Corporation since September 2005. He previously served as Acting Controller from May 2005 to September 2005, and as Senior Director, Financial Planning and Analysis at Intelsat Global Service Corporation from November 2002 to May 2005. Prior to taking on his responsibilities as head of Financial Planning and Analysis at Intelsat Global Service Corporation, Mr. Hughes served as Vice President, Finance at the Satellite Services division of Lockheed Martin Global Telecommunications from August 2001 to November 2002. Between 1980 and July 2001, Mr. Hughes served in numerous financial functions at COMSAT Corporation, including as Vice President, Finance at COMSAT International from August 2000 to July 2001; Vice President, Finance at COMSAT Satellite Services from 1996 to July 2000; and Controller at COMSAT Satellite Services from 1992 to 1996. Mr. Hughes’ business address is 3400 International Drive, N.W., Washington, D.C. 20008, United States.

Mr. Bonney has been Treasurer of Intelsat Global Service Corporation since July 2001. He previously served as Treasurer of the IGO from June 1997 to July 2001, Head of Treasury Operations of the IGO from July 1995 to May 1997 and Assistant Treasurer of the IGO from October 1992 to June 1995. Mr. Bonney’s business address is 3400 International Drive, N.W., Washington, D.C. 20008, United States.

On March 17, 2006, we announced that Jeffrey Freimark will be appointed Executive Vice President and Chief Financial Officer upon the resignation of our current Acting Chief Financial Officer, J. Robert Medlin, which is expected to occur in April 2006. Mr. Freimark has been serving as Executive Vice President and Chief Financial Officer of Beverly Enterprises Inc., a leading provider of healthcare services to the elderly, from December 2001 until his recent resignation on March 15, 2006, and also as Chief Information Officer of Beverly from October 2002 to March 15, 2006. Prior to joining Beverly Enterprises, Mr. Freimark served as Senior Executive Vice President and Chief Financial Officer of OfficeMax Inc., an operator of office supply superstores, from May 2001 to December 2001, and as President and Chief Executive Officer of Grand Union Company, an operator of full service retail supermarkets and warehouses in the Northeast of the United States, from November 2000 to May 2001. Mr. Freimark served in a number of roles at Grand Union after joining the company in March 1997, including as Chief Financial Officer throughout his time there, and also as Chief Administrative Officer, Treasurer and Director from February 2000 to May 2001. Prior to this, Mr. Freimark served in various roles at Pueblo International, Inc., an operator of supermarkets in Florida and the Caribbean, from 1986 to 1997, including as Executive Vice President, Chief Financial Officer and Director from January 1992 to March 1997.

Information Regarding the Board of Directors

Intelsat, Ltd. is party to an agreement with Intelsat Holdings pursuant to which, for so long as Intelsat Holdings holds a majority of the outstanding voting stock of Intelsat, Ltd., the board of directors of Intelsat, Ltd. shall consist solely of individuals selected by the shareholders of Intelsat Holdings as being eligible to serve as directors of Intelsat, Ltd. All of the directors of Intelsat, Ltd. have been so selected by the shareholders of Intelsat Holdings. Mr. Kullman serves as a director and Chairman of Intelsat, Ltd.’s, Intelsat Bermuda’s and Intelsat Sub Holdco’s boards of directors. The following is a brief biography of each of the current directors of Intelsat, Ltd. other than Messrs. McGlade and Kullman:

Mr. Africk is a senior partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds, where he has worked since 1992. He serves on the boards of directors of SkyTerra Communications, Inc., Superior Essex Inc. and Hughes Communications, Inc.

Mr. Grissom has been employed by Madison Dearborn Partners, LLC, a private equity firm, since 1999 and has served as a Director for more than the past five years. Prior to that, Mr. Grissom was with Bain Capital, Inc., in private equity, McKinsey & Company, Inc., and Goldman, Sachs & Co. He serves on the board of directors of Cbeyond Communications, LLC and Great Lakes Dredge & Dock Corporation.

Mr. Haight has been a Managing Director of Permira Advisers LLC since 2002. Prior to that, Mr. Haight was a Director of Permira Advisers Limited, and he has been employed by Permira since 1989.

Mr. Perry co-founded Madison Dearborn Partners, LLC, a private equity firm, in 1993 and has been Managing Director for more than the past five years. Prior to that, Mr. Perry was employed by First Chicago Venture Capital, and prior to that by The First National Bank of Chicago. He is on the board of directors of Cbeyond Communications, LLC, Cinemark, Inc. and Nextel Partners, Inc.

Mr. Peyrat joined Apax Partners Inc. in 2001 and has been a Principal since 2003. Prior to joining Apax Partners, he earned an MBA degree from Stanford University from 1999 to 2001. Mr. Peyrat was employed by Telephia, a wireless technology company, from 1998 to 1999 and from 1995 through 1998, he was employed by A.T. Kearney, Inc., a management consulting firm.

Mr. Sillitoe joined Apax Partners Limited in 1998 and was a Director thereof from 2003 until June 2005, and has since served as a Partner of Apax Partners Worldwide LLP. Prior to joining Apax Partners Limited, Mr. Sillitoe received an MBA from INSEAD and was a strategy consultant with The L.E.K. Partnership.

Mr. Stone is a partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds, where he has worked since 1997. Prior to joining Apollo, Mr. Stone was a member of the Mergers and Acquisition Group at Smith Barney Inc. Mr. Stone is currently a director of AMC Entertainment Inc., Educate Inc., SkyTerra Communications, Inc. and Hughes Communications, Inc.

Mr. Volpi has been employed by Permira Advisers, LLC as an investment advisory professional since May 2004. Prior to that, he was Vice President of Brera Capital Partners, a private equity firm, from March 2000 to April 2004.

Other than Mr. Volpi and Mr. McGlade, who each became a director of Intelsat, Ltd. in March 2005, each of the directors of Intelsat, Ltd. has been a director since the closing of the Acquisition Transactions in January 2005. Our bye-laws provide that the term of office of each of the directors of Intelsat, Ltd. extends for such period as the shareholders of Intelsat Holdings may determine or, in the absence of such determination, until the next annual meeting of the board of directors or until their successors are elected.

Audit Committee

Intelsat, Ltd. has an audit committee consisting of Messrs. Grissom, Haight, Sillitoe and Stone. The members are not independent since they are associated with the Investor groups. Pursuant to its charter and the authority delegated to it by the board of directors, the audit committee has sole authority for the engagement, compensation and oversight of our independent auditors. In addition, the audit committee reviews the results and scope of the audit and other services provided by our independent auditors, and also reviews our accounting and control procedures and policies. The audit committee meets as often as it determines necessary but not less frequently than once every fiscal quarter. Our board of directors has determined that each member of the audit committee is an audit committee financial expert.

Compensation Committee

Intelsat, Ltd. has a compensation committee consisting of Messrs. Africk, Grissom, Haight and Sillitoe. The members are not independent since they are associated with the Investor groups. Pursuant to its charter and the authority delegated to it by the board of directors, the compensation committee has responsibility for the approval and evaluation of all of our compensation plans, policies and programs as they affect Intelsat, Ltd.’s chief executive officer and its other executive officers. The compensation committee meets as often as it determines necessary.

Code of Ethics

We have adopted a Code of Ethics for Senior Financial Officers, including our chief executive officer, chief financial officer, principal accounting officer, controller and any other person performing similar functions. The Code of Ethics is posted on our website at www.intelsat.com. We intend to disclose on our website any amendments to or waivers of this Code of Ethics.

Item 11.	Executive Compensation

The following table contains certain information about compensation earned during the last three fiscal years by our chief executive officer, four other executive officers and two former executive officers who were the most highly compensated during fiscal 2005.

SUMMARY COMPENSATION TABLE

	Year	Annual Compensation						Long-Term Compensation			All Other Compensation
								Awards
Name and Principal Position		Salary		Bonus (8)		Other Annual Compensation		Restricted Stock Awards		# of Securities Underlying Options
David McGlade (1) Director and Chief Executive Officer	2005 2004 2003	$550,961	(9)	$3,145,000	(9)	$—	(14)	$521,364	(17)	—	$66,939	(19)

Conny Kullman (2) Chairman and Director	2005 2004 2003	602,393 571,154 550,000		675,000 323,400 319,575		— — —	(14) (14) (14)	113,752 1,275,000 —	(17) (18)	— 665,143 184,143	97,460 1,011,210 24,827	(20) (21)

Ramu Potarazu (3) Chief Operating Officer	2005 2004 2003	590,087 430,961 335,192		281,250 244,020 195,354	(10)	— 80,832 68,078	(14) (15)	346,946 750,000 —	(17) (18)	— 374,687 91,859	35,477 590,685 9,974	(22) (23)

Phillip Spector (4) Executive Vice President, General Counsel and Assistant Secretary	2005 2004 2003	387,692 — —	(11)	637,500 — —	(11)	— — —	(14) (14) (14)	230,349 — —	(17)	— — —	17,179 — —	(24)

Kevin Mulloy (5) Chairman and President, Intelsat Global Service Corporation	2005 2004 2003	398,077 356,923 305,915		180,000 165,375 131,122	(10)	— — —	(14) (14) (14)	230,349 562,500 —	(17) (18)	— 270,600 58,479	18,544 437,869 1,373	(25) (26)

David Meltzer (6) General Counsel, Senior Vice President, Government and Regulatory Affairs	2005 2004 2003	1,063,995 330,776 316,169	(12)	— 140,470 120,460		— — —	(14) (14) (14)	116,597 375,000 —	(17) (18)	— 200,673 59,173	389,488 298,004 6,986	(27) (28)

William Atkins (7) Executive Vice President and Chief Financial Officer	2005 2004 2003	818,462 330,769 —	(13)	— 235,200 —		— 171,884 —	(14) (16) (14)	230,349 649,031 —	(17) (18)	— 242,308 —	115,373 502,358 —	(29) (30)

(1)	Mr. McGlade was employed as Chief Executive Officer effective April 1, 2005.
(2)	Mr. Kullman ceased to serve as Chief Executive Officer in March 2005, and he was replaced by Mr. McGlade in April 2005.
(3)	Mr. Potarazu resigned as Chief Operating Officer effective as of February 9, 2006.
(4)	Mr. Spector was employed as Executive Vice President, General Counsel and Assistant Secretary effective February 15, 2005.
(5)	Mr. Mulloy resigned as Chairman and President of Intelsat Global Service Corporation effective as of January 27, 2006.
(6)	Mr. Meltzer’s employment terminated effective February 14, 2005, and he was replaced by Mr. Spector effective February 15, 2005.
(7)	Mr. Atkins ceased to serve as Executive Vice President and Chief Financial Officer effective as of June 30, 2005, at which time he was replaced by Mr. Medlin, Acting Chief Financial Officer.
(8)	2004 bonuses were paid in January 2005. 2005 bonuses were in accordance with the Bonus Plan described below and approved by the Compensation Committee and paid in March 2006.
(9)	The salary and bonus amounts represent the amount paid to Mr. McGlade from his employment date through December 31, 2005. Mr. McGlade has an employment agreement that provides for an annual salary of $750,000 and total signing bonus payments of $2,020,000. In addition to the signing bonus, Mr. McGlade received a bonus of $1,125,000 for 2005 that was paid in March 2006.
(10)	The bonus represents amounts paid in March 2006 pursuant to the separation agreements described below.
(11)	The salary and bonus amounts represent the amount paid to Mr. Spector from his employment date through December 31, 2005. Mr. Spector has an employment agreement that provides for an annual salary of $450,000 and a signing bonus of $120,000. In addition to the signing bonus, Mr. Spector received a bonus of $517,500 for 2005 that was paid in March 2006.
(12)	Represents $59,502 in salary prior to Mr. Meltzer’s termination, $923,723 in severance and $80,770 for payment of unused vacation.
(13)	Represents $227,693 in salary prior to Mr. Atkins’s termination and $590,769 of severance paid in 2005.
(14)	Other annual compensation was less than $50,000.

(15)	This amount includes $69,600 for overseas housing allowance and an auto allowance of $11,232.
(16)	This amount includes an auto allowance of $8,856, $66,192 for excludable relocation expenses and $96,836 for taxable relocation expenses.
(17)	Represents the fair market value at the grant date of the restricted shares awarded to the named executive. The fair market value was $2.15 per share of Intelsat Holdings at the grant date.
(18)	Awards of restricted stock of Intelsat, Ltd., prior to the Acquisition Transactions, were granted on June 11, 2004 to Messrs. Kullman, Potarazu, Mulloy, Meltzer and Atkins of 68,000, 40,000, 30,000, 20,000 and 34,615 shares, respectively. The amounts shown are based upon a fair value of $18.75 per share on December 31, 2004. Restricted stock awards were to vest 100% on the third anniversary of the date of the grant. On January 28, 2005, pursuant to the terms of employment contracts executed in connection with the Acquisition Transactions, the restricted awards became fully vested and were cashed out. 50% of the after-tax proceeds from the vesting and cash out of these awards was used by the executives to purchase shares of equity of Intelsat Holdings.
(19)	This amount includes an auto allowance of $8,252, $52,486 for taxable relocation expenses, $1,355 for key officer life insurance, and $4,846 for the company match on 401(k) contributions.
(20)	This amount includes $76,258 for overseas housing allowance, $18,181 for key officer life insurance, and $3,021 for the company match on 401(k) contributions.
(21)	This amount includes $985,941 for long-term incentive compensation earned during 2004, $18,181 for key officer life insurance, $6,500 for the company match on 401(k) contributions and $588 for group term life insurance premiums.
(22)	This amount includes $10,996 for overseas housing allowance, an auto allowance of $11,232, $3,569 for key officer life insurance, and $6,508 for the company match on 401(k) contributions and club memberships of $3,172.
(23)	This amount includes $579,732 for long-term incentive compensation earned during 2004, $4,576 for key officer life insurance and $6,387 for the company match on 401(k) contributions.
(24)	This amount includes $1,866 for key officer life insurance, $8,664 for the company match on 401(k) contributions and $7,189 in reimbursement for tax preparation fees.
(25)	Represents $11,232 in auto allowances, $1,041 for key officer life insurance and $6,271 of company match on 401(k) contributions.
(26)	This amount includes $434,798 for long-term incentive compensation earned during 2004, $1,989 for key officer life insurance, $946 for the company match on 401(k) contributions and $136 for group term life insurance premiums.
(27)	Represents $292,134 of distributions under a supplemental retirement plan, $1,987 for auto allowances, $1,183 of company match on 401(k) contributions and $94,184 for reimbursement of federal taxes paid upon making an 83B election following the granting of restricted shares in January 2005 and the gross-up effective for the reimbursement.
(28)	This amount includes $290,042 for long-term incentive compensation earned during 2004, $1,575 for key officer life insurance and $6,387 for the company match on 401(k) contributions.
(29)	Represents $6,393 in auto allowances, $716 for key officer life insurance, $4,808 of company match on 401(k) contributions and $103,456 for reimbursement of federal taxes paid upon making an 83B election following the granting of restricted shares in January 2005.
(30)	This amount includes $496,674 for long-term incentive compensation earned during 2004, $638 for key officer life insurance and $5,046 for the company match on 401(k) contributions.

Option/SAR Grants in Last Fiscal Year

No stock options were granted during fiscal 2005 to the executive officers listed in the Summary Compensation Table above, referred to as Named Executive Officers.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year—End Option/SAR Values

No unexercised stock options to purchase shares of our common stock were held by the Named Executive Officers at the end of fiscal 2005. The following table sets forth the amount paid to each Named Executive Officer in connection with the Acquisition Transactions.

Name	Amount Paid for Options in Connection with the Acquisition Transactions (1)
Conny Kullman (2)	$691,438
Ramu Potarazu (3)	1,692,895
Kevin Mulloy (4)	1,270,141
David Meltzer (5)	854,831
William Atkins (6)	1,393,271

(1)	All outstanding stock options were purchased by Intelsat Holdings in connection with the Acquisition Transactions.
(2)	A portion of the amounts due to Mr. Kullman for his options will be paid under deferred compensation arrangements specified in his employment agreement.
(3)	Mr. Potarazu resigned as Chief Operating Officer effective as of February 9, 2006.
(4)	Mr. Mulloy resigned as Chairman and President of Intelsat Global Service Corporation effective as of January 27, 2006.
(5)	Mr. Meltzer’s employment terminated effective February 14, 2005, and he was replaced by Mr. Spector effective February 15, 2005.
(6)	Mr. Atkins ceased to serve as Executive Vice President and Chief Financial Officer effective as of June 30, 2005, at which time he was replaced by Mr. Medlin, Acting Chief Financial Officer.

Director Compensation

Intelsat, Ltd. does not compensate its directors for their service on the board of directors or any committee of the board of directors. Non-executive members of the board are reimbursed for travel and other out-of-pocket expenses related to their board service pursuant to a monitoring fee agreement entered into with the Sponsors and related parties. For more information regarding the monitoring fee agreement, see Item 13—Certain Relationships and Related Transactions—Post-Acquisition Transactions—Monitoring Fee Agreement and Transaction Fee.

Employment and Separation Agreements

As of the closing of the Acquisition Transactions, each of Messrs. David McGlade, Conny Kullman, Ramu Potarazu, and Kevin Mulloy entered into an employment agreement with Intelsat Holdings and one of its affiliates. In addition, Mr. Phillip L. Spector entered into an employment agreement dated as of January 31, 2005 with Intelsat Holdings and Intelsat, Ltd. as described below. Pursuant to the employment agreements, Mr. McGlade serves as Chief Executive Officer of Intelsat, Ltd. Mr. Kullman serves as Chairman of Intelsat, Ltd. and is employed and served as a director and officer of Intelsat Bermuda; Mr. Potarazu served as Chief Operating Officer of Intelsat; Mr. Atkins served as Chief Financial Officer of Intelsat, Ltd.; Mr. Mulloy served as President, Intelsat Global Service Corporation; and Mr. Spector serves as Executive Vice President and General Counsel for Intelsat.

Intelsat Holdings and one of our subsidiaries also entered into an employment agreement with Mr. Meltzer for his employment as General Counsel, Senior Vice President, Government and Regulatory Affairs, and which provided for a base salary of $350,000 and annual and discretionary bonuses. Mr. Meltzer was granted restricted shares and provided with the opportunity to purchase preferred and ordinary shares of Intelsat Holdings. On February 14, 2005, Mr. Meltzer’s employment was terminated without cause and he received a severance payment of $923,723 pursuant to this employment agreement, the restricted shares were forfeited and the ordinary and preferred shares of Intelsat Holdings that he had purchased were repurchased at the price he paid for them.

Intelsat Holdings and one of our subsidiaries also entered into an employment agreement with Mr. Atkins for his employment as Chief Financial Officer of Intelsat, Ltd. and which provided for a base salary of $400,000 and annual and discretionary bonuses. Mr. Atkins was also granted restricted shares and provided with the opportunity to purchase preferred and ordinary shares of Intelsat Holdings. In connection with the Transfer Transactions, Mr. Atkins received $430,556 as consideration for Intelsat Holdings’ repurchase of certain of Mr. Atkins preferred shares on March 3, 2005. Mr. Atkins resigned his position as Chief Financial Officer effective June 30, 2005.

On July 20, 2005, Intelsat, Ltd. and Intelsat Holdings and Mr. Atkins entered into an Amendment of Employment Agreement, referred to as the amendment. Under the terms of the amendment, among other things, Mr. Atkins was employed as a finance consultant of Intelsat, Ltd. from July 21, 2005 through January 20, 2006. Pursuant to the amendment, and subject to certain conditions set forth therein, Mr. Atkins was entitled to severance and other payments of $1,280,000 in the aggregate, we repurchased all of the remaining shares of equity of Intelsat Holdings held by Mr. Atkins for approximately $300,000, Mr. Atkins forfeited all rights to restricted shares of Intelsat Holdings, and we refunded to Mr. Atkins certain taxes that had been withheld in connection therewith in the amount of approximately $100,000. Mr. Atkins remained eligible to participate at his expense in certain group health plans. Mr. Atkins is entitled to certain outplacement services and reimbursement of certain relocation expenses. Mr. Atkins agreed to release Intelsat, Ltd., Intelsat Holdings and certain other parties from claims in connection with his employment and his separation of employment from Intelsat, Ltd. The confidentiality, non-competition and other restrictive covenants applicable to Mr. Atkins pursuant to the existing employment agreement or other agreements that Mr. Atkins entered into during his employment remained intact.

Effective June 30, 2005, J. Robert Medlin was appointed as acting Chief Financial Officer. In connection with Mr. Medlin’s appointment, Intelsat, Ltd. entered into an Engagement Contract on June 27, 2005 with FTI Palladium Partners, a division of FTI Consulting Inc., a corporate finance consulting firm, referred to as FTI. Under this contract, FTI provides Intelsat interim management services, including the services of Mr. Medlin as a temporary employee, services of other consultants and subject matter experts as required to support Mr. Medlin, and is assisting in Intelsat’s search for a permanent chief financial officer. FTI receives a monthly fee of $85,000 for the services of Mr. Medlin to Intelsat and hourly fees ranging from $95 to $655 per hour for the other consultants and subject matter experts. FTI will receive an exit fee of $250,000 under certain circumstances. Mr. Medlin does not receive a salary or related employee benefits from Intelsat. We have paid FTI approximately $408,000 per month since June 30, 2005.

Intelsat Holdings and one of our subsidiaries also entered into an employment agreement with Mr. Mulloy for his employment as President, Intelsat Global Service Corporation, and which provided for a base salary of $400,000 and certain annual discretionary bonuses. Mr. Mulloy was also granted restricted shares and provided with the opportunity to purchase preferred and ordinary shares of Intelsat Holdings. In connection with the Transfer Transactions, Mr. Mulloy received $293,408 as consideration for Intelsat Holdings’ repurchase of certain of Mr. Mulloy’s preferred shares on March 3, 2005. In addition, following the dividend of cash made by Intelsat, Ltd. to Intelsat Holdings on November 4, 2005, Mr. Mulloy received $187,909 as consideration for Intelsat Holdings’ repurchase of his remaining preferred shares.

Intelsat Holdings and Intelsat Global Service Corporation entered into a Separation Agreement and Release of Claims, referred to as the Mulloy Separation Agreement, with Mr. Mulloy on January 31, 2006. Under the terms of the Mulloy Separation Agreement, among other things, Mr. Mulloy will be entitled to (i) a severance payment of $1,280,000, payable in 24 equal monthly installments commencing February 17, 2006, (ii) a lump sum payment of $46,152 in respect of his accrued but unused vacation, (iii) a lump sum payment of $180,000 equal to 50% of the maximum bonus for 2005 (including the additional bonus payable at the discretion of the Compensation Committee of Intelsat, Ltd.’s board) provided for in his Employment Agreement dated January 28, 2005, if and to the extent bonuses are paid to other senior executives, (iv) at his own expense, convert his executive life insurance policy into a personal policy and (v) certain outplacement services. In addition, on February 15, 2006, Intelsat Holdings repurchased all of the 11,420 shares of common equity of Intelsat Holdings that Mr. Mulloy purchased in January 2005 for a repurchase price of $2,695,120, as well as all of the remaining 8,034 vested shares of common equity of Intelsat Holdings held by Mr. Mulloy for a repurchase price of $1,896,024, for a total of $4,591,144. This amount was to be paid in five installments, with $918,228.80 paid in a lump sum on February 15, 2006, and the balance to be paid in equal installments of $918,228.80 on each of August 15, 2006, February 15, 2007, August 15, 2007 and February 15, 2008. Mr. Mulloy forfeited all rights to restricted shares of Intelsat Holdings other than those subject to vesting only upon attainment of certain financial performance targets, which shall remain outstanding in accordance with their terms until July 27, 2006, and will be forfeited by Mr. Mulloy if they remain unvested on such date. Mr. Mulloy agreed to release Intelsat Holdings, Intelsat Global Service Corporation and certain other parties from claims in connection with his employment and separation from employment from Intelsat Global Service Corporation. Mr. Mulloy also agreed to extend the duration of certain non-competition and other restrictive covenants applicable to him pursuant to the terms of his employment agreement.

Intelsat Holdings and one of our subsidiaries also entered into an employment agreement with Mr. Potarazu for his employment as Chief Operating Officer of Intelsat, and which provided for a base salary of $500,000 and certain annual discretionary bonuses. Mr. Potarazu was also granted restricted shares and provided with the opportunity to purchase preferred and ordinary shares of Intelsat Holdings. In connection with the Transfer Transactions, Mr. Potarazu received $391,210 as consideration for Intelsat Holdings’ repurchase of certain of Mr. Potarazu’s preferred shares on March 3, 2005. In addition, following the dividend of cash made by Intelsat, Ltd. to Intelsat Holdings on November 4, 2005, Mr. Potarazu received $250,545 as consideration for Intelsat Holdings’ repurchase of his remaining preferred shares.

Intelsat, Ltd. and Intelsat Holdings, Ltd. entered into a Separation Agreement and Release of Claims, referred to as the Potarazu Separation Agreement, with Mr. Potarazu on February 9, 2006. Under the terms of the Potarazu Separation Agreement, among other things, Mr. Potarazu will be entitled to (i) a severance payment of $1,750,000, payable in 24 equal monthly installments commencing February 17, 2006, (ii) a lump sum payment of $115,382.24 in respect of his accrued but unused vacation, (iii) a lump sum payment of $281,250 equal to 50% of the maximum bonus for 2005 (including the additional bonus payable at the discretion of the Compensation Committee of Intelsat, Ltd.’s board) provided for in his Employment Agreement dated January 28, 2005, if and to the extent bonuses are paid to other senior executives, (iv) at his own expense, convert his executive life insurance policy into a personal policy, and (v) certain outplacement services. In addition, on February 15, 2006, Intelsat Holdings repurchased all the 15,227 shares of common equity of Intelsat Holdings that Mr. Potarazu purchased in January 2005 for a repurchase price of $3,593,572, as well as all of the remaining 13,200 vested shares of common equity of Intelsat Holdings held by Mr. Potarazu for a repurchase price of $3,115,200, for a total of $6,708,772. This amount was to be paid in five installments, with $1,341,754.40 paid in a lump sum on February 15, 2006, and the balance to be paid in equal installments of $1,341,754.40 on each of August 15, 2006, February 15, 2007, August 15, 2007 and February 15, 2008. Mr. Potarazu forfeited all rights to restricted shares of Intelsat Holdings other than those subject to vesting only upon attainment of certain financial performance targets, which shall remain outstanding in accordance with their terms until August 9, 2006, and will be forfeited by Mr. Potarazu if they remain unvested on such date. Mr. Potarazu agreed to release Intelsat, Ltd., Intelsat Holdings and certain other parties from claims in connection with his employment and separation from employment from Intelsat, Ltd. Mr. Potarazu also agreed to extend the duration of certain non-competition and other restrictive covenants applicable to him pursuant to the terms of his employment agreement.

Term

Each of the agreements (other than Mr. Kullman’s agreement, Mr. Atkins’ amended agreement and the engagement contract with FTI) has an initial term of one year, which will renew automatically for an additional year unless a notice not to renew is provided by either party. Mr. Kullman’s agreement has a two-year term with no automatic renewal feature.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is currently comprised of Messrs. Africk, Grissom, Haight and Sillitoe, directors of Intelsat, Ltd. None of these individuals has been at any time an officer or employee of Intelsat, Ltd., other than Mr. Africk, who currently serves as our Deputy Chairman, and Mr. Sillitoe, who previously served in that role. During 2005, we had no compensation committee “interlocks”—meaning that it was not the case that an executive officer of ours served as a director or member of the compensation committee of another entity and an executive officer of the other entity served as a director or member of our Compensation Committee.

Compensation and Benefits

The employment agreements provide that each of the executives will be paid an annual base salary during the term, which will be reviewed for increase no less frequently than annually. The amount of the annual base salaries for Messrs. McGlade, Kullman, and Spector is $750,000, $600,000, and $450,000, respectively. The employment agreements also provide that each of Messrs. McGlade, Kullman, and Spector will be eligible for an annual discretionary bonus with a maximum payment of 100%, 100%, and 65%, respectively, of each executive’s respective annual base salary, based on meeting pre-established performance targets, except that Mr. Kullman will receive a bonus only for the first year of his agreement pro rated through the date that Mr. McGlade commenced as Chief Executive Officer plus an additional six months. A compensation committee of our board of directors (or the board of directors of the applicable subsidiary), in its sole discretion, may award an additional bonus to each executive of up to 50% of his maximum bonus (or in the case of Messrs. McGlade and Spector, his annual base salary) in the event of significant performance beyond pre-established performance targets. In addition, Mr. Kullman is eligible to receive (or has received) a special cash bonus, based upon the achievement of performance goals. The maximum amount payable to Mr. Kullman under this special cash bonus program is an amount equal to 145% of Mr. Kullman’s target bonus for 2004. Under Mr. McGlade’s employment agreement, prior to the commencement of his employment, Mr. McGlade received an aggregate initial bonus of $1,500,000, in order to provide him with liquidity in light of our emphasis on compensating our employees with non-cash long-term incentives. As of the closing, Mr. McGlade was paid $520,000 pursuant to the terms of his employment agreement to fund the purchase of ordinary shares and preferred shares of Intelsat Holdings. Mr. Spector received upon commencement of his employment an initial bonus of $120,000. During the employment term, the executives are generally eligible to participate in our employee benefit plans and programs and will receive certain expatriate benefits and perquisites set forth in the employment agreement.

Prior Equity Compensation

Upon closing of the Acquisition Transactions, each of Messrs. Potarazu and Mulloy’s share options and restricted shares that were outstanding as of immediately prior to the closing of the Acquisition Transactions were cancelled in exchange for a payment upon closing of the Acquisition Transactions equal to $18.75 per share, in the case of restricted shares, and the excess, if any, of $18.75 over the per share exercise price of each share option, in the case of share options. Mr. Kullman’s share options and restricted shares were cancelled as described above, except that the amounts otherwise due to Mr. Kullman with respect to his cancelled options that were outstanding under the 2001 Share Option Plan were cancelled in exchange for a cash payment to be paid on January 16, 2006. With respect to 75% of Mr. Kullman’s options and restricted shares under the 2004 Share Incentive Plan, an amount has been credited to a deferred compensation account two-thirds of which will be payable on January 16, 2006, and one-third of which will be payable on the second anniversary of closing of the

Acquisition Transactions. With respect to the remainder of Mr. Kullman’s awards, the payment was made as of closing of the Acquisition Transactions. As of the closing, 50% in the case of Messrs. Potarazu and Mulloy; 64.02716% in the case of Mr. Atkins; and 100% in the case of Mr. Kullman; of the after-tax proceeds payable to the executive upon closing of the Acquisition Transactions from his options and restricted shares granted under the 2004 Share Incentive Plan were applied to purchase ordinary shares and preferred shares of Intelsat Holdings. Proceeds from certain management equity contributions were used to purchase preferred shares of Intelsat Holdings.

New Equity Compensation

Under the employment agreements, each of Messrs. McGlade, Kullman, and Spector received a grant of ordinary shares of Intelsat Holdings equal to approximately 1.8333%, .4%, and .81%, respectively, of the outstanding ordinary shares of Intelsat Holdings, as of the closing of the Acquisition Transactions. In the case of Messrs. McGlade and Spector, the employment agreements provide that 40.9% of such shares vest over sixty months in equal monthly installments, with such installments having commenced on February 28, 2005, subject to the executive’s continued employment through each applicable vesting date. The vesting of these shares will accelerate in the event that the Investors (or other private equity investors) cease to own 40% of Intelsat Holdings. An additional 40.9% of the shares granted to the executives will vest if and when the Investors have received a “cumulative total return” (as defined in the employment agreements) between 2.5 and 3 times the amount invested by the Investors collectively during the period over which the cumulative total return is measured, if any, subject to the executive’s continued employment through the applicable vesting date. The remainder of the shares will vest (less any such percent of shares that have already vested) if and when the Investors have received a cumulative total return between 4 and 4.5 times the amount invested by the Investors, if any, subject to the executive’s continued employment through the applicable vesting date. If the cumulative total return goals have not been achieved by the eighth anniversary of closing, the performance shares will be forfeited. For Mr. Kullman, 50% of the shares vested on August 1, 2005 and the remaining 50% vest during the two-year term of his employment agreement in equal monthly installments, with such installments having commenced on February 27, 2005. In connection with the Transfer Transactions, the following executives received the following amounts in consideration of Intelsat Holdings’ repurchase of certain preferred shares held by such executives: Mr. McGlade ($405,224), Mr. Kullman ($332,619), and Mr. Spector ($448,998). In addition, following the dividend of cash made by Intelsat, Ltd. to Intelsat Holdings on November 4, 2005, the following executives received the following amounts in consideration of Intelsat Holdings’ repurchase of the remaining preferred shares held by such executives: Mr. McGlade ($258,252), Mr. Kullman ($213,021), and Mr. Spector ($286,960).

Severance and Termination Benefits

Except as described below, if an executive’s employment is terminated by his applicable employer without cause (or if we provide a notice of non-renewal) or if he resigns for good reason, subject to his continued compliance with the restrictive covenants described below, the executive will be paid an amount equal to the sum of his annual base salary and maximum bonus amount. In the event that Mr. McGlade’s or Mr. Spector’s employment is terminated by his applicable employer without cause or by Mr. McGlade or Mr. Spector for good reason within six months after a “change of control” (as defined in the applicable employment agreement), the annual bonus severance component will be the higher of the maximum bonus amount or the executive’s annual bonus for the immediately preceding year.

In the event that any of the payments made to Mr. Kullman under these agreements or otherwise become subject to the so-called “golden parachute” excise tax imposed under Section 4999 of the U.S. Internal Revenue Code, as amended, the payments under the agreements will be reduced such that the executive will receive the maximum amount that he could receive without being subject to the tax. If, however, the executive would be placed in a better after-tax position by receiving all payments and paying the tax than he would be after having his payments reduced in the manner described in the immediately preceding sentence, then the executive’s payments will not be reduced and, solely in connection with the Acquisition Transactions, the executive will receive an additional payment such that the executive will be placed in the same after-tax position that he would have been in had no excise tax been imposed.

In addition upon a termination of any of the executives’ employment by his applicable employer without cause (or if we provide a notice of non-renewal) or by the executive for good reason, the time-vesting restricted shares will be forfeited unless such termination is within six months following a “change of control” (as defined in the agreement), in which case they will vest in full. Any restricted shares that vest based on performance goals will remain outstanding for 180 days and, if the performance goals are not then met, the shares will be forfeited unless the termination is within six months following certain corporate transactions with entities specified in the agreement, in which case the executive will have the opportunity to earn a portion of his performance shares pro rated through the executive’s date of termination. Upon termination of Mr. Kullman’s employment by his applicable employer without cause or by Mr. Kullman for good reason, Mr. Kullman will be entitled to payment of his deferred compensation account on the later of the date of termination or January 16, 2006. In addition, Mr. Kullman and his spouse will be eligible for retiree medical benefits on the same basis and at the same level as similarly situated senior executives of Intelsat generally for so long as such plan or program remains in effect.

Restrictive Covenants

Each of the employment agreements contains restrictive covenants providing that the executives will not disclose or otherwise use any confidential information concerning us or our businesses and, for a one-year period following termination of employment, will not compete with us and our affiliates and will not solicit our customers or employees.

Employment Agreement with Mr. Freimark

On March 16, 2006, Intelsat and Intelsat Holdings entered into an employment agreement with Mr. Freimark, under which he began employment with Intelsat effective as of March 23, 2006. Upon the resignation of Mr. Medlin, our Acting Chief Financial Officer, Mr. Freimark will serve as our Executive Vice President and Chief Financial Officer. The agreement has an initial term of one year, which will renew automatically for successive one-year periods unless a notice not to renew is provided by either party. The employment agreement provides that Mr. Freimark will be paid an annual base salary of $525,000 during the term, which will be reviewed for increase no less frequently than annually. The employment agreement also provides that Mr. Freimark will be eligible for an annual discretionary bonus with a maximum payment of 65% of his annual base salary, based on meeting pre-established performance targets, pro rated for the partial year 2006. A compensation committee of our board of directors (or the board of directors of the applicable affiliate), in its sole discretion, may award Mr. Freimark an additional bonus of up to 50% of his maximum bonus in the event of significant performance beyond pre-established performance targets. During the employment term, Mr. Freimark is generally eligible to participate in our and Intelsat Holdings’ employee benefit plans and programs and will receive certain perquisites set forth in the employment agreement.

Under the employment agreement, Mr. Freimark will receive a grant of options of Intelsat Holdings common shares equal to approximately 0.6% of the outstanding common shares of Intelsat Holdings, pro forma for all Intelsat Holdings common shares and options on common shares contemplated to be issued at or around the completion of the PanAmSat Acquisition Transactions. If the PanAmSat Acquisition Transactions do not occur, the number of options granted to Mr. Freimark will be adjusted down to equal approximately 0.6% of the fully diluted ownership of Intelsat Holdings absent such acquisition. 40.9% of such options (the “time-vesting options”) will vest in equal monthly installments over sixty months commencing on the last day of the first full month following Mr. Freimark’s start date and subject to his continued employment through each applicable vesting date. The vesting of these time-vesting options will accelerate in the event that the Investors (or other private equity investors) cease to own 40% or more of Intelsat Holdings. An additional 40.9% of the options granted to Mr. Freimark will vest if and when the Investors (as defined in the employment agreement) have received a “cumulative total return” (as defined in such agreement), if any, between 5 and 6 times the amount invested by the Investors collectively during the period over which the cumulative total return is measured, subject to Mr. Freimark’s continued employment through the applicable vesting date. The remaining 18.2% of the options (collectively with the options described in the prior sentence, the “performance-vesting options”) will vest if and when the Investors have received a cumulative total return, if any, between 8 and 9 times the amount invested by the Investors, subject to Mr. Freimark’s continued employment through the applicable vesting date. If the cumulative total return goals have not been achieved by the eighth anniversary of the option grant date, the unvested performance-vesting options will be forfeited. Mr. Freimark has also agreed to purchase $1.5 million in value of Intelsat Holdings common shares. Any common shares held by Mr. Freimark pursuant to the preceding sentence or as a result of the exercise of options may be repurchased by Intelsat Holdings, and any options may be cancelled, at any time after his termination of employment for an amount equal to the fair market value (as defined in such agreement) of such shares or options (minus the exercise price, in the case of options).

Except as described below, if Mr. Freimark’s employment is terminated without cause or if he resigns for good reason (as defined in the employment agreement), subject to his continued compliance with the restrictive covenants described below, he will be paid an amount equal to the sum of his annual base salary and maximum bonus amount, 50% of such amount to be paid six months after his termination and 50% to be paid in equal installments during the six months thereafter. Mr. Freimark will also be paid any earned but unpaid compensation. In addition, his unvested time-vesting options will be forfeited unless such termination is within six months following a change of control (as defined in the agreement), in which case they will vest in full. His unvested performance-based options will remain outstanding for 180 days and, if the performance goals are not then met, the options will be forfeited. The employment agreement also provides that, during Mr. Freimark’s employment with Intelsat and for one year after his termination of employment, he will not compete with Intelsat or hire or attempt to hire any person who is or was in the previous year an employee of Intelsat.

Pension Plan Table

The table below shows the estimated annual pension annuity benefits payable from the combined qualified and nonqualified pension plans based on years of service and average annual compensation. These amounts assume retirement at December 31, 2005 at age 65. The average annual compensation represents the average base pay for the highest three consecutive years if hired prior to January 4, 1995, and the average base pay for the highest five consecutive years if hired after January 3, 1995.

	Years of Service
Remuneration	5	10	15	20	25	30
$300,000	$24,000	$54,000	$90,600	$123,600	$156,600	$189,600
$350,000	28,000	63,000	105,700	144,200	182,700	221,200
$400,000	32,000	72,000	120,800	164,800	208,800	252,800
$450,000	36,000	81,000	135,900	185,400	234,900	284,400
$500,000	40,000	90,000	151,000	206,000	261,000	316,000
$550,000	44,000	99,000	166,100	226,600	287,100	347,600
$600,000	48,000	108,000	181,200	247,200	313,200	379,200

Pension Benefits

We and our subsidiary, Intelsat Global Service Corporation, maintain a tax-qualified defined benefit pension plan called the Intelsat Staff Retirement Plan, which we refer to as the Pension Plan. In addition, we and our subsidiary maintain a non-qualified pension plan called the Intelsat Restoration Plan, which we refer to as the Restoration Plan. Eligible participants in the Pension Plan and the Restoration Plan are those employees of Intelsat, Ltd. and our U.S. subsidiaries who were hired before July 19, 2001, or in connection with our November 2002 acquisition of most of the assets of COMSAT World Systems and COMSAT Digital Teleport, Inc., as well as one employee of our Intelsat Bermuda subsidiary. The estimated aggregate amount accrued by us in 2005 to provide for annual pension benefits under the Pension Plan and the Restoration Plan for our current executive officers, excluding two individuals who were not executive officers as of the date of the actuarial valuation, was approximately $58,000.

Pension Plan

Benefits under the Pension Plan are based on a participant’s years of service and base salary, with differing benefit formulas and vesting schedules that vary depending upon a participant’s date of hire. Effective January 1, 2006, certain cost-of-living adjustments and surviving spouse benefits, as defined in the Pension Plan, are limited to compensation earned prior to December 31, 2005, and benefits accrued after December 31, 2005 will not be taken into account in determining a surviving child’s death benefit, as defined in the Pension Plan. Benefits payable under the Pension Plan may also be adjusted to reflect amounts transferred from our Supplemental Retirement Income Plan described below and for other adjustments, including after-tax employee contributions and cost-of-living adjustments. The normal retirement date for a participant under the Pension Plan is the first date of the calendar month next following the date the participant attains the age of 65, although participants become fully vested in their accrued benefits by the age of 60. A participant may receive a reduced benefit upon his early retirement if he has completed at least three years of service and has attained the age of 55. The Pension Plan is funded through contributions made to a trust fund held by SEI Private Trust Company.

Restoration Plan

The Restoration Plan provides supplemental benefits to individuals whose benefits under the Pension Plan are limited by the provisions of Section 415 and/or Section 401(a)(17) of the Internal Revenue Code. The benefit payable to a participant under the Restoration Plan is equal to the difference between the benefit actually paid under the Pension Plan and the amount that would have been payable had the applicable Internal Revenue Code limitations not applied. Participants who had retired from the IGO prior to July 19, 2001 also receive an additional “gross-up” payment, which is intended to cover the retiree’s share of Medicare and Social Security taxes due on Restoration Plan benefits, plus any income and employment taxes due on such “gross-up” payment. Although the Restoration Plan is considered an unfunded plan, assets have been set aside in a “rabbi trust” fund held by UBS Trust Company. It is intended that benefits due under the Restoration Plan will be paid from this rabbi trust or from the general assets of the Intelsat entity that employs the participants in the Restoration Plan.

Other Postretirement Benefits

We provide health benefits for employees hired prior to January 1, 2004 who retire at or after age 60 with five years of consecutive service or after age 55 with ten years of consecutive service. Effective January 1, 2006, retiree medical benefits will be provided only to employees who remain continuously employed by us until retirement, who are enrolled in our medical plan at retirement, and who meet all of the following requirements as of December 31, 2005:

•	are at least age 45, and

•	have completed at least five years of service; and

•	whose age plus years of service total at least 60.

We provide these benefits under a plan that is unfunded. Benefits are paid as they become due.

Defined Contribution Plans

We and one of our U.S. subsidiaries maintain two tax-qualified, defined contribution plans: the Intelsat Supplemental Retirement Income Plan, referred to as the Supplemental Retirement Income Plan, and the Intelsat Retirement Savings Plan, referred to as the Retirement Savings Plan. Intelsat Bermuda maintains a defined contribution plan, called the Golden Accumulator Retirement Plan, for most of our employees based in Bermuda. Our Intelsat Global Sales subsidiary maintains a defined contribution plan, called the Intelsat Global Sales & Marketing Ltd. Stakeholder Pension Plan and referred to as the Stakeholder Pension Plan, for our employees based in the United Kingdom.

The aggregate amount contributed by us in 2005 under our defined contribution plans for our current executive officers was $35,301.

Supplemental Retirement Income Plan

The Supplemental Retirement Income Plan provides benefits only to employees of Intelsat, Ltd. and our U.S. subsidiaries who were hired either before July 19, 2001, or in connection with our November 2002 acquisition of most of the assets of COMSAT World Systems and COMSAT Digital Teleport, Inc., and to one employee of our Bermuda subsidiary.

A participant may defer, on a before- or after-tax basis, up to 16% of his base salary. The employing entity will match 50% of a participant’s deferrals, up to 3% of his base pay. These matching contributions become vested after the employee completes one year of service. All funds under the Supplemental Retirement Income Plan are held in trust by T. Rowe Price Trust Company.

Retirement Savings Plan

The Retirement Savings Plan provides benefits to employees and officers of our U.S. subsidiaries who have been hired on or after July 19, 2001. A participant may defer, on a before- or after-tax basis, up to 15% of his base salary. The employing entity will match 100% of a participant’s deferrals, up to 5% of the participant’s base salary. These matching contributions are fully vested. In addition, the employing entity will make an additional contribution each year equal to 4% of base pay for each participant who is employed on the last day of the year. These additional company contributions vest gradually over a three-year period. All funds under the Retirement Savings Plan are held in trust by T. Rowe Price Trust Company.

Golden Accumulator Retirement Plan

The Golden Accumulator Retirement Plan provides benefits to individuals employed by our Intelsat Sub Holdco subsidiary. Intelsat Bermuda contributes 10% of each covered employee’s salary, and employees are 100% vested in the employer’s contribution after two years of membership in the plan. The plan’s funds are invested by the plan administrator, BF&M Life Insurance Company Limited.

Stakeholder Pension Plan

The Stakeholder Pension Plan provides benefits to individuals employed by our Intelsat Global Sales subsidiary who have completed at least three months’ service and who elect to participate. The plan is a collection of individual policies, and each employee has his own pension policy within the plan, which he may be able to transfer to a job with a different employer. A participant may defer a percentage of gross earnings, which varies depending upon the participant’s age, up to the earnings cap established by law. Intelsat Global Sales makes a core contribution of 6% of each participating employee’s salary and matches the employee’s contributions, if any, up to 3% of his salary. All employer contributions vest immediately and are invested by the plan administrator, Norwich Union Life and Pensions Limited.

Non-Qualified Deferred Compensation Plan

Supplemental benefits were formerly provided to certain designated executives under a non-qualified deferred compensation plan called the Intelsat Supplemental Executive Retirement Plan, which was redesignated through amendment as the Intelsat Deferred Compensation Plan. This plan provided supplemental benefits based on the average compensation received over a specified period and the number of years of service by such participant. Participants in the Deferred Compensation Plan ceased accruing benefits under this plan as of July 19, 2001. Although the Deferred Compensation Plan is considered unfunded, assets have been set aside in a rabbi trust fund held by UBS Trust Company. It is intended that the benefits due under the Deferred Compensation Plan will be paid from this rabbi trust or from the general assets of the Intelsat entity that employs the participants in this plan.

Share Incentive Plans

Prior to the consummation of the Acquisition Transactions, we had established two share incentive plans for our management and employees, referred to as the 2001 Share Option Plan and the 2004 Share Incentive Plan.

2001 Share Option Plan

Our 2001 Share Option Plan was established after our privatization in 2001 and was approved by our shareholders at a special general meeting of our shareholders held on July 19, 2001. The 2001 Share Option Plan enabled us to make awards of share options to our directors and our and our subsidiaries’ eligible employees, independent contractors, advisors and consultants.

Pursuant to our 2001 Share Option Plan, options for our ordinary shares were granted to our directors and to our executive officers and other employees. As of December 31, 2004, options to acquire a total of 2,877,559 of our ordinary shares were outstanding under the 2001 Share Option Plan. Those individuals serving as our directors and executive officers as of December 31, 2004 held options to purchase an aggregate of 643,910 of our ordinary shares as of that date.

Upon consummation of the Acquisition Transactions, each outstanding option to purchase ordinary shares under the 2001 Share Option Plan was cancelled and automatically converted into the right to receive a cash amount equal to the excess, if any, of the amount per share payable to Intelsat, Ltd.’s shareholders in connection with the Acquisition Transactions over the exercise price of the option. The amount per share payable to Intelsat, Ltd.’s shareholders in connection with the Acquisition Transactions is referred to as the amalgamation consideration. Upon consummation of the Acquisition Transactions on January 28, 2005, the aggregate cash amount for these options under the 2001 Share Option Plan was approximately $2.0 million.

2004 Share Incentive Plan

Our 2004 Share Incentive Plan was established in January 2004 and approved and adopted by our shareholders in March 2004. The 2004 Share Incentive Plan provided for the granting of share options, restricted shares, restricted share units, share appreciation rights, phantom shares and performance awards, referred to collectively in this Annual Report as awards, to our and our subsidiaries’ and specified affiliates’ employees, officers and directors.

Pursuant to our 2004 Share Incentive Plan, awards were granted to our directors and to our executive officers and other employees. Of the awards granted, 594,269 restricted shares, 128,381 restricted share units and options to purchase 3,540,165 of our ordinary shares were outstanding under the 2004 Share Incentive Plan as of December 31, 2004. Of these amounts, those individuals serving as our directors and executive officers as of December 31, 2004 held 226,240 restricted shares, 94,000 restricted share units and options to purchase a total of 1,597,632 of our ordinary shares. The options to purchase ordinary shares vest in equal one-third installments on each of the first, second and third anniversaries of the date of grant, with 100% vesting upon the occurrence of both a “change in control” of Intelsat, Ltd. and the option holder’s termination without “cause” or resignation for “good reason,” in each case as these terms are defined in the applicable award agreement. The restricted shares and restricted share units granted to employees vest on the third anniversary of the grant date, with pro rata accelerated vesting based on retirement within three years. The restricted shares and restricted share units granted to our employees were subject to accelerated vesting upon the occurrence of both a change in control of Intelsat, Ltd. and the shareholder’s termination without cause or, in the case of our executive officers and other senior employees, the shareholder’s resignation for good reason. The restricted share units granted to our directors vest on the first anniversary of the grant date, with 100% vesting upon the occurrence of a change in control.

At the time of closing of the Acquisition Transactions, each outstanding option to purchase ordinary shares under the 2004 Share Incentive Plan that was not vested at that time was cancelled and automatically converted into the right to receive a cash amount equal to the excess, if any, of the amalgamation consideration over the exercise price of the option, which will be paid out with interest when the option would have otherwise vested pursuant to its original terms. Each outstanding restricted share and restricted share unit granted under the 2004 Share Incentive Plan that was not vested at that time was cancelled and automatically converted into the right to receive a cash amount equal to the amalgamation consideration, which will be paid out with interest when the award would have otherwise vested pursuant to its original terms. The aggregate cash amount for the vested and unvested options, restricted shares and restricted share units under the 2004 Share Incentive Plan was approximately $34.8 million when the Acquisition Transactions closed on January 28, 2005. In addition, at the time of closing of the Acquisition Transactions, each option, restricted share and restricted share unit granted under the 2004 Share Incentive Plan that was vested or that was held by a person whose employment had been terminated in a specified manner designated in the applicable award agreement was cancelled and automatically converted into the right to receive a cash amount. This amount was equal to the excess, if any, of the amalgamation consideration over the exercise price in the case of such options and to the amalgamation consideration for such restricted shares or restricted share units in the case of such awards.

2005 Share Incentive Plan

On May 4, 2005, the 2005 Share Incentive Plan was adopted by the board of directors of Intelsat Holdings. The 2005 Share Incentive Plan provides for the granting of incentive share options, nonqualified share options, restricted shares, restricted share units, share appreciation rights, phantom shares and performance awards, referred to collectively in this Annual Report as awards, to our and our subsidiaries’ and specified affiliates’ employees, officers and directors.

Up to 1,124,296 ordinary shares were reserved for the grant of awards to participants in the 2005 Share Incentive Plan. An aggregate of 928,978 restricted shares awarded under the 2005 Share Incentive Plan were outstanding as of December 31, 2005. Of such restricted shares outstanding, an aggregate of 725,282 were awarded under certain employment agreements to Intelsat Holdings’ and its subsidiaries executive officers. These shares are subject to transfer, vesting and other restrictions as set forth in the applicable employment agreements. A portion of these restricted shares generally vest over sixty months, subject to the executive’s continued employment. The vesting of certain of the shares awarded is also subject to the meeting of certain performance criteria similar in nature to the performance criteria described in the next paragraph. Lastly, a portion of these restricted shares are subject to immediate vesting under certain circumstances.

All of the remaining 203,696 restricted shares outstanding under the 2005 Share Incentive Plan at December 31, 2005 had been granted to Intelsat Holdings’ and its subsidiaries’ employees, including certain of our executive officers, effective as of January 28, 2005 pursuant to restricted share agreements. These restricted share agreements include transfer and other restrictions, and provide for vesting principally as follows: 50% of such restricted shares awarded are time vesting shares, with 7/60 of the time vesting shares vesting on August 1, 2005 and the remainder of the time vesting shares vesting in fifty-three equal monthly installments of 1/60 of the shares per month beginning September 1, 2005; and the remaining 50% of such restricted shares awarded are performance shares that vest if and when, prior to the eighth anniversary of January 28, 2005, the Investors have received a cumulative total return between 2.5 to 3 times the amounts invested by the Investors. Outstanding performance shares not vested by the eighth anniversary of their award shall be forfeited. Recipients of awards who terminate employment with Intelsat Holdings or its subsidiaries will forfeit unvested shares awarded, except that performance shares will remain outstanding for 180 days and will vest if performance vesting criteria are met within 180 days following termination without cause. We may repurchase vested shares following termination of employment of award recipients at fair market value (as defined in the 2005 Share Incentive Plan).

Bonus Plan

Our Bonus Plan was adopted by the board of directors of Intelsat Holdings on May 4, 2005. The Bonus Plan provides that certain of our and our subsidiaries’ employees, including executive officers, may be awarded cash bonuses based on the attainment of specific performance goals and business criteria established by our board of directors for participants in the Bonus Plan. These goals and criteria include certain revenues, covenant EBITDA, cash flow management and backlog targets.

Item 12.	Ownership by Certain Beneficial Owners and Management

Intelsat, Ltd. is 100% owned by Intelsat Holdings. Intelsat Holdings is currently owned by the Investors and certain members of our management and other designated employees. See Item 1—Business—The Transactions—The Acquisition Transactions for a description of the transactions pursuant to which Intelsat Holdings acquired Intelsat, Ltd.

The members of each of Intelsat, Ltd.’s and Intelsat Bermuda’s board of directors nominated by each of the Investor groups may be deemed to beneficially own shares owned by the Investors in such Investor group. The following table and accompanying footnotes show information regarding the beneficial ownership of Intelsat Holdings’ common shares by:

•	each person known by us to beneficially own 5% or more of Intelsat Holdings’ outstanding common shares;

•	each of Intelsat Holdings’ and our directors;

•	each named executive officer; and

•	all directors and executive officers as a group.

The percentage of beneficial ownership set forth below is based on 12,872,968 number of Intelsat Holdings’ common shares issued and outstanding as of March 15, 2006. Intelsat Holdings’ common shares are comprised of 9,872,968 Class A common shares, 969,691 Class B common shares and 2,030,309 Class C common shares. All shares listed in the table below are Class A common shares, which are entitled to one vote per share, unless otherwise indicated in the notes thereto. Unless otherwise indicated, the address of each person named in the table below is c/o Intelsat Holdings, Wellesley House North, 2nd Floor, 90 Pitts Bay Road, Pembroke HM 08, Bermuda.

Name of Beneficial Owner	Shares Beneficially Owned (1)	Percentage of Shares Beneficially Owned (2)
Funds advised by Apax Partners (3)	3,000,000	23.30%
Apollo Management V, LP (4)	3,000,000	23.30%
MDCP IV Global Investments LP (5)	2,997,670	23.29%
Funds advised by Permira (6)	3,000,000	23.30%
Andrew D. Africk (7)	3,000,000	23.30%
Douglas C. Grissom (8)	2,997,670	23.29%
Richard A. Haight (9)	3,000,000	23.30%
James N. Perry, Jr. (8)	2,997,670	23.29%
Alan Peyrat (10)	3,000,000	23.30%
Andrew P. Sillitoe (10)	3,000,000	23.30%
Aaron J. Stone (7)	3,000,000	23.30%
Nicola Volpi (9)	3,000,000	23.30%
David McGlade (11)	258,267	2.01%
Conny L. Kullman	*	*
Phillip L. Spector	*	*
William Atkins (12)	*	*
Ramu Potarazu (13)	*	*
David Meltzer (14)	*	*
Kevin Mulloy (15)	*	*
Directors and Executive Officers as a Group (21 persons)	12,660,648	98.35%

*	Represents beneficial ownership of less than one percent of common shares outstanding.
(1)

The amounts and percentages of Intelsat Holdings’ common shares beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power”, which includes the power to vote or to direct the voting of such security, or “investment power”, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has an economic interest.

(2)	These percentages are calculated by dividing the sum of the Class A common shares, Class B common shares and Class C common shares beneficially owned by the sum of the Class A common shares, Class B common shares and Class C common shares outstanding. Note that the Class C shares are not entitled to vote on the election or removal of directors, and the Class B shares are entitled to approximately 3.09 votes per share with respect to election or removal of directors.
(3)	Represents (i) 1,500,089 Class C shares held by Apax WW Nominees Limited as nominee for Apax Europe V-A, L.P., (ii) 269,818 Class B shares held by Apax WW Nominees Limited as nominee for Apax Europe V-B, L.P., (iii) 153,396 Class B shares held by Apax WW Nominees Limited as nominee for Apax Europe V-C GmbH & Co. KG, (iv) 202,166 Class B shares held by Apax WW Nominees Limited as nominee for Apax Europe V-D, L.P., (v) 201,348 Class B shares held by Apax WW Nominees Limited as nominee for Apax Europe V-E, L.P., (vi) 35,419 Class B shares held by Apax WW Nominees Limited as nominee for Apax Europe V-F, C.V., (vii) 35,419 Class B shares held by Apax WW Nominees Limited as nominee for Apax Europe V-G, C.V., (viii) 1,145 Class B shares held by Apax WW Nominees Limited as nominee for Apax Europe V-1, L.P., (ix) 1,200 Class B shares held by Apax WW Nominees Limited as nominee for Apax Europe V-2, L.P., (x) 512,700 Class C shares held by Apax Excelsior VI, L.P., (xi) 41,880 Class B shares held by Apax Excelsior VI-A, C.V., (xii) 27,900 Class B shares held by Apax Excelsior VI-B, C.V., and (xiii) 17,520 Class C shares held by Patricof Private Investment Club III, L.P. (items (i) through (xiii) collectively referred to as the “Apax Funds”). The address of Apax WW Nominees Limited is 15 Portland Place, London WIB 1PT, United Kingdom. The address of Apax Excelsior VI, L.P., Apax Excelsior VI-A, C.V., Apax Excelsior VI-B, C.V., and Patricof Private Investment Club III, L.P. is 445 Park Avenue, 11th Floor, New York, New York 10022, United States of America. The address of Apax Europe V-A, L.P., Apax Europe V-B, L.P., Apax Europe V-C GmbH & Co KG, Apax Europe V-D, L.P., Apax Europe V-E, L.P., Apax Europe V-F, C.V., Apax Europe V-G, C.V., Apax Europe V-1, L.P. and Apax Europe V-2, L.P. is Alexander House, PO Box 431, 13-15 Victoria Road, St. Peter Port, Guernsey, Channel Islands GYI 3ZD.
(4)	Represents shares of common stock held by AIF V Euro Holdings, L.P. an investment partnership affiliated with Apollo Management V, L.P. The address of each of these entities is c/o Apollo Management V, L.P., 9 West 57th Street, New York, NY 10019.
(5)	Represents shares of common stock held by MDCP IV Global Investments LP, a limited partnership. MDP IV Global GP, LP is the sole general partner of MDCP IV Global Investments LP and may therefore be deemed the beneficial owner of such shares. MDP Global Investors Limited is the sole general partner of MDP IV Global GP, LP and may therefore be deemed the beneficial owner of such shares. Certain members of MDP Global Investors Limited have the right to vote and dispose of the shares held by MDP Global Investors Limited. The address for all of these persons is c/o Madison Dearborn Partners, Three First National Plaza, Suite 3800, Chicago, Illinois 60602.
(6)	Represents (i) 746,494 shares held by Permira Europe III G.P. Limited, as general partner of Permira Europe III G.P. L.P., as general partner of Permira III L.P.1, (ii) 2,153,886 shares held by Permira Europe III G.P. Limited, as general partner of Permira III G.P. L.P., as general partner of Permira Europe III L.P.2, (iii) 28,192 shares held by Permira Europe III G.P. Limited, as general partner of Permira Europe III G.P. L.P., as managing limited partner of Permira Europe III GmbH & Co. KG (iv) 18,238 shares held by Permira Europe III G.P. Limited, as administrator of Permira Europe III Co-Investment Scheme, and (v) 53,190 shares held by Permira Nominees Limited, as nominee for Permira Investments Limited. The address of Permira III G.P. Limited, Permira Europe III G.P. L.P., Permira Europe III L.P.1, Permira Europe III L.P.2, Permira Nominees Limited, Permira Investments Limited and Permira Europe III Co-Investment Scheme is Trafalgar Court, Les Banques, St Peter Port, Guernsey, Channel Islands, GY1 3QL. The address of Permira Europe III GmbH & Co. KG is Kardinal—Faulhaber—Strasse 10, Funf Hofe, 80333 Munich, Germany.

(7)	Includes shares of common stock held by AIF V Euro Holdings, L.P. an investment partnership affiliated with Apollo Management V, L.P. Andrew D. Africk is interested in certain of the shares held by AIF V Euro Holdings, L.P. by virtue of being a Senior Partner of Apollo Advisors L.P. an affiliate of Apollo Management V, L.P. Aaron Stone is interested in certain of the shares held by AIF V Euro Holdings, L.P. by virtue of being a being a partner of Apollo Advisors L.P. an affiliate of Apollo Management V, L.P. Each of Messrs. Africk and Stone disclaims beneficial ownership in the shares held by these entities except to the extent of his pecuniary interest. The address of each of these entities and of Messrs. Africk and Stone is c/o Apollo Management V, L.P., 9 West 57th Street, New York, NY 10019.
(8)	Includes shares of common stock held by MDCP IV Global Investments LP, a limited partnership. Mr. Grissom is interested in certain of the shares held by MDCP IV Global Investments LP by virtue of being a Director of an affiliate of MDCP IV Global Investments LP. Mr. Perry is interested in certain of the shares held by MDCP IV Global Investments LP by virtue of being a Managing Director of an affiliate of MDCP IV Global Investments LP. Each of Messrs. Grissom and Perry disclaims beneficial ownership in the shares held by these entities except to the extent of his pecuniary interest. The address for all of these persons is c/o Madison Dearborn Partners, Three First National Plaza, Suite 3800, Chicago, Illinois 60602.
(9)	Includes (i) 746,494 shares held by Permira Europe III G.P. Limited, as general partner of Permira Europe III G.P. L.P., as general partner of Permira III L.P.1, (ii) 2,153,886 shares held by Permira Europe III G.P. Limited, as general partner of Permira III G.P. L.P., as general partner of Permira Europe III L.P.2, (iii) 28,192 shares held by Permira Europe III G.P. Limited, as general partner of Permira Europe III G.P. L.P., as managing limited partner of Permira Europe III GmbH & Co. KG (iv) 18,238 shares held by Permira Europe III G.P. Limited, as administrator of Permira Europe III Co-Investment Scheme, and (v) 53,190 shares held by Permira Nominees Limited, as nominee for Permira Investments Limited. Mr. Haight is interested in certain of the shares held by funds advised by Permira by virtue of being (i) a participant in the Permira Europe III Co-investment Scheme; (ii) a limited partner in Permira Europe III G.P. L.P., (iii) interested in certain of the shares held by Permira Nominees Limited, as nominee for Permira Investments Limited. Mr. Haight disclaims beneficial ownership in the shares held by the funds advised by Permira except to the extent of his pecuniary interest. Mr. Volpi is interested in certain of the shares held by funds advised by Permira by virtue of being (i) a limited partner in a limited partner in Permira Europe III G.P. L.P., (ii) interested in certain of the shares held by Permira Nominees Limited, as nominee for Permira Investments Limited. Mr. Volpi disclaims beneficial ownership in the shares held by the funds advised by Permira except to the extent of his pecuniary interest. The address of Permira Europe III G.P. Limited, Permira Europe III G.P. L.P., Permira Europe III L.P.1, Permira Europe III L.P.2, Permira Nominees Limited, Permira Investments Limited and Permira Europe III Co-Investment Scheme is Trafalgar Court, Les Banques, St Peter Port, Guernsey, Channel Islands GY1 3QL. The address of Permira Europe III GmbH & Co. KG is Kardinal—Faulhaber—Strasse 10, Funf Hofe, 80333 Munich, Germany.
(10)

Includes beneficial ownership of (i) 1,500,089 Class C shares held by Apax WW Nominees Limited as nominee for Apax Europe V-A, L.P., (ii) 269,818 Class B shares held by Apax WW Nominees Limited as nominee for Apax Europe V-B, L.P., (iii) 153,396 Class B shares held by Apax WW Nominees Limited as nominee for Apax Europe V-C GmbH & Co. KG, (iv) 202,166 Class B shares held by Apax WW Nominees Limited as nominee for Apax Europe V-D, L.P., (v) 201,348 Class B shares held by Apax WW Nominees Limited as nominee for Apax Europe V-E, L.P., (vi) 35,419 Class B shares held by Apax WW Nominees Limited as nominee for Apax Europe V-F, C.V., (vii) 35,419 Class B shares held by Apax WW Nominees Limited as nominee for Apax Europe V-G, C.V., (viii) 1,145 Class B shares held by Apax WW Nominees Limited as nominee for Apax Europe V-1, L.P., (ix) 1,200 Class B shares held by Apax WW Nominees Limited as nominee for Apax Europe V-2, L.P., (x) 512,700 Class C shares held by Apax Excelsior VI, L.P., (xi) 41,880 Class B shares held by Apax Excelsior VI-A, C.V., (xii) 27,900 Class B shares held by Apax Excelsior VI-B, C.V., and (xiii) 17,520 Class C shares held by Patricof Private Investment Club III, L.P. (items (i) through (xiii) collectively referred to as the “Apax Funds”). Alan Peyrat (a director of Intelsat Holdings, Ltd.) is interested in certain of the Apax Funds by virtue of being a Principal of Apax Partners, L.P., a subadviser to the Apax Funds. Andrew Sillitoe is interested in certain of the Apax Funds by virtue of being a Partner of Apax Partners Worldwide LLP, a subadviser to the Apax Funds. Each of Messrs. Peyrat and Sillitoe disclaims beneficial ownership in the shares of common stock held by the Apax Funds except to the extent of his pecuniary interest. The address of Apax WW Nominees Limited is 15 Portland Place, London WIB 1PT, United Kingdom. The address of Apax Excelsior VI, L.P., Apax Excelsior VI-A, C.V., Apax Excelsior VI-B, C.V. and Patricof Private Investment Club III, L.P. is 445 Park Avenue, 11th Floor, New York, New York 10022, United States of America. The address of Apax Europe V-A, L.P., Apax Europe V-B, L.P., Apax Europe V-C GmbH & Co KG, Apax Europe V-D, L.P., Apax Europe V-E, L.P., Apax Europe V-F, C.V., Apax Europe V-G, C.V., Apax Europe V-1, L.P. and Apax Europe V-2, L.P. is Alexander House, PO Box 431, 13-15 Victoria Road, St. Peter Port, Guernsey, Channel Islands GYI 3ZD. The address of Mr. Peyrat is c/o Apax Partners, L.P., 445 Park Avenue, New York, NY 10022, United States of America. The address for Mr. Sillitoe is c/o Apax Partners Worldwide LLP, 15 Portland Place, London W1B 1PT, United Kingdom.

(11)	Mr. McGlade exercises voting power over these shares, a portion of which are subject to vesting and other restrictions described in Item 11—Executive Compensation—Employment and Separation Agreements—New Equity Compensation.
(12)	Mr. Atkins ceased to serve as Executive Vice President and Chief Financial Officer effective as of June 30, 2005, at which time he was replaced by Mr. Medlin, Acting Chief Financial Officer.
(13)	Mr. Potarazu resigned as Chief Operating Officer effective as of February 9, 2006.
(14)	Mr. Meltzer’s employment terminated effective February 14, 2005, and he was replaced by Mr. Spector effective February 15, 2005.
(15)	Mr. Mulloy resigned as Chairman and President of Intelsat Global Service Corporation effective as of January 27, 2006.

Item 13.	Certain Relationships and Related Transactions

Post-Acquisition Transactions

Voting Agreement

Intelsat, Ltd. is party to an agreement with Intelsat Holdings pursuant to which, for so long as Intelsat Holdings holds a majority of the outstanding voting stock of Intelsat, Ltd., the Board of Directors of Intelsat, Ltd. shall consist solely of individuals selected by the shareholders of Intelsat Holdings as being eligible to serve as directors of Intelsat, Ltd. All of the directors of Intelsat, Ltd. have been so selected by the shareholders of Intelsat Holdings.

Shareholders Agreement

In connection with the Acquisition Transactions, the shareholders of Intelsat Holdings, including each of the Investors and certain members of our management entered into a shareholders agreement relating to Intelsat Holdings, and Intelsat Holdings adopted bye-laws implementing this agreement. The shareholders agreement and these bye-laws are referred to as the Governing Documents. The Governing Documents, among other things, (1) provide for the governance of Intelsat Holdings and its subsidiaries, (2) provide specific rights to and limitations upon the holders of Intelsat Holdings’ share capital with respect to shares held by such holders, such as tag-along and drag along rights, and (3) provide specific rights and limitations with respect to sales of shares of Intelsat Holdings, such as transfer restrictions, registration rights and other rights relating to certain liquidity events. The parties to the shareholders’ agreement hold 100% of the share capital of Intelsat Holdings.

Monitoring Fee Agreement and Transaction Fee

In connection with the closing of the Acquisition Transactions, Intelsat Bermuda (later assumed by Intelsat Sub Holdco as part of the Transfer Transactions) entered into a monitoring fee agreement, referred to as the MFA, with the Sponsors, or affiliates of, or entities advised by, designated by or associated with, the Sponsors, as the case may be, referred to collectively as the MFA parties, pursuant to which the MFA parties provide certain monitoring, advisory and consulting services to us. Pursuant to the MFA, we are obligated to pay an annual fee equal to the greater of $6.25 million and 1.25% of Adjusted EBITDA (as defined in the indenture governing the acquisition finance notes), and to reimburse the MFA parties for their out-of-pocket expenses. We have also agreed to indemnify the MFA parties and their directors, officers, employees, agents and representatives for losses relating to the services contemplated by the MFA and the engagement of the MFA parties pursuant to, and the performance by them of the services contemplated by, the MFA. To the extent permitted by the agreements and indentures governing indebtedness of Intelsat Bermuda and its subsidiaries, upon a change of control or qualified initial public offering as defined in the MFA, the MFA parties may at their option receive, in lieu of the annual fee, a lump sum payment equal to the then present value of all then current and future monitoring fees payable, based on certain assumptions, including a termination date of January 28, 2017. Intelsat recorded expense for services associated with the MFA of approximately $9.5 million during the period January 1 to January 31, 2005 and approximately $12.0 million during the period February 1 to December 31, 2005.

In addition, as payment for certain structuring and advisory services rendered, Intelsat Bermuda paid an aggregate transaction and advisory fee of $50 million to the MFA parties, upon the closing of the Acquisition Transactions. On May 13, 2005, the MFA parties waived a portion of the annual fee they were entitled to receive under the MFA with respect to fiscal 2004. Either Intelsat Bermuda or Intelsat Sub Holdco also expects to pay a transaction fee to the MFA parties in connection with the closing of the PanAmSat Acquisition Transactions.

Sponsor Investment

In April 2005, SkyTerra, an affiliate of Apollo, one of the Sponsors, indirectly acquired 50% of the Class A units of HNS, one of our corporate network services customers. On December 31, 2005, Hughes Communications acquired these Class A units pursuant to a separation agreement under which SkyTerra contributed to Hughes Communications certain of SkyTerra’s assets and liabilities, including the 50% Class A membership interest in HNS owned at that time by SkyTerra. On January 1, 2006, Hughes Communications acquired the remaining 50% of HNS Class A membership interests. On February 21, 2006, SkyTerra and Hughes Communications separated into two publicly owned companies when SkyTerra, which then owned all of the outstanding shares of Hughes Communications common stock, distributed those shares to each holder of SkyTerra’s common, non-voting common and preferred stock and its Series 1-A and 2-A warrants. As a result of the distribution, Apollo, the controlling stockholder of SkyTerra, became the controlling stockholder of Hughes Communications.

Dividends

On February 11, 2005, Intelsat, Ltd. and Finance Co. issued the discount notes. As part of the Transfer Transactions, the proceeds of the offering of the discount notes, together with cash on hand, were used to pay a dividend from Intelsat Bermuda to its parent Intelsat, Ltd., which Intelsat, Ltd. used to make a distribution to its parent Intelsat Holdings, which in turn used those funds to repurchase a portion of the outstanding preferred shares of Intelsat Holdings. The repurchased preferred shares were held by the Investors and certain members of our management.

On November 4, 2005, Intelsat Sub Holdco paid a dividend of approximately $198.8 million to its parent Intelsat Bermuda, which in turn paid a dividend of that same amount to its parent Intelsat, Ltd., which in turn paid a dividend of that same amount to its parent Intelsat Holdings. On November 4, 2005, Intelsat Holdings used these funds to repurchase all of the outstanding preferred shares of Intelsat Holdings, which were held by the Investors and certain members of our management. The dividend paid by Intelsat Sub Holdco was funded with cash generated from the operating activities of its subsidiaries.

FTI Engagement Contract

On June 27, 2005, we entered into an engagement contract with FTI Palladium Partners, a division of FTI Consulting, Inc., a corporate finance consulting firm, pursuant to which it provides interim management services to us. See Item 10—Directors and Executive Officers of the Registrant—Employment and Separation Agreements.

Pre-Acquisition Transactions

Relationships with Prior Shareholders

In connection with the privatization, we entered into several contracts with entities that were at that time shareholders or their affiliates, including Videsh Sanchar Nigam Limited, France Telecom and COMSAT Corporation, a subsidiary of Lockheed Martin Corporation. Prior to the closing of the Acquisition Transactions, as of October 1, 2004, France Telecom, Lockheed Martin Corporation and Tata Sons Limited, which holds a controlling interest in Videsh Sanchar Nigam Limited, each had beneficial ownership of greater than 5% of our outstanding ordinary shares. In addition, on the privatization date, the IGO transferred certain contracts with Videsh Sanchar Nigam Limited, France Telecom and its affiliates, and various subsidiaries and affiliates of Lockheed Martin Corporation to our subsidiaries Intelsat LLC, Intelsat Global Service Corporation and Intelsat Global Sales. We also entered into several agreements with COMSAT Corporation and other subsidiaries of Lockheed Martin Corporation since the privatization date. Some of these contracts are summarized below. We believe that, in all cases, these contracts were entered into on an arm’s-length basis and on normal commercial terms.

Restructuring Agreement

We entered into the Restructuring Agreement with most of the IGO’s former Signatories and Investing Entities on July 17, 2001. The Restructuring Agreement provided for the transfer by the IGO of substantially all of its assets and liabilities to us and our subsidiaries. In consideration for the transfer of these assets, we issued ordinary shares directly to each former Signatory or Investing Entity that was a party to the Restructuring Agreement in an amount proportional to its investment share in the IGO. Under the terms of the Restructuring Agreement, we agreed to indemnify each Signatory and Investing Entity party thereto for any liability arising out of any activity conducted or authorized by the IGO prior to July 18, 2001.

Novation Agreements

Intelsat Global Sales has entered into novation agreements with Videsh Sanchar Nigam Limited, France Telecom, several France Telecom affiliates and various subsidiaries and affiliates of Lockheed Martin Corporation. For a detailed description of the terms and conditions of the novation agreements, see Item 1—Business—Certain Customer Service Agreements—Novation Agreements.

COMSAT Asset Purchase Agreement

On March 15, 2002, we entered into an asset purchase agreement with COMSAT Corporation and COMSAT Digital Teleport, Inc. On November 25, 2002, pursuant to this agreement, we purchased most of the assets of COMSAT World Systems, a business unit of COMSAT, and of COMSAT Digital Teleport, Inc., a subsidiary of COMSAT. COMSAT is a wholly owned subsidiary of Lockheed Martin Corporation, which, prior to the consummation of the Acquisition Transactions, was our largest shareholder. The assets that we acquired in this transaction include substantially all of COMSAT World Systems’ customer contracts for the sale of our capacity, a digital teleport facility in Clarksburg, Maryland, and earth stations located in Clarksburg, Maryland and Paumalu, Hawaii that provide TT&C and monitoring services for our satellites.

We have also entered into contracts with other Lockheed Martin Corporation entities relating to the provision to these entities of tracking, telemetry, command and monitoring and other services that had been previously provided to these entities by COMSAT or COMSAT Digital Teleport, Inc.

We paid a total purchase price of approximately $135 million for the assets we acquired. This purchase price was comprised of cash, the assumption of net liabilities, a $5 million payment due in 2007 and a contingent payment of $15 million, payable in three installments of $5 million per year in 2008, 2009 and 2010. We will not be required to pay installments of the $15 million contingent payment if we are not operating tracking, telemetry, command and monitoring facilities at the Clarksburg location and potential local development initiatives have occurred that have had or are reasonably expected to have a material adverse effect on our use of the Clarksburg facilities. However, if we relocate a substantial portion of our tracking, telemetry, command and monitoring operations conducted at Clarksburg to another location and no such local development initiatives have occurred, then any unpaid installments of this contingent payment become payable immediately. We have assumed most of the liabilities, including contingent liabilities, relating to the assets we have acquired.

The two earth stations that we have acquired are among the primary TT&C stations used in our ground network. In addition, we have assumed from COMSAT the lease for the building and the land for the Clarksburg earth station, which expires in 2012.

COMSAT General Transaction

On October 29, 2004, we and certain of our subsidiaries completed our acquisition of the business of providing satellite-based communications services to the U.S. government and other customers of the COMSAT Sellers. We acquired this business for a purchase price of approximately $90 million, net of assumed liabilities of approximately $30 million and transaction costs of approximately $2 million. The $30 million of assumed liabilities included a $10 million accommodation fee to be paid in connection with our purchase of a launch vehicle from an affiliate of the COMSAT Sellers. We funded the acquisition by using cash on hand. The assets that we acquired included certain customer and vendor contracts and accounts receivable, as well as rights to

FCC and other governmental licenses, leased business premises and other related assets, including an ownership interest in the Marisat-F2 satellite, which operates at 33.9° West with an orbital inclination in excess of 13°. In addition, we assumed certain contractual commitments related to the business.

The COMSAT Sellers are directly or indirectly wholly owned by Lockheed Martin Corporation, our largest shareholder before the closing of the Acquisition Transactions. In addition, the COMSAT Sellers were collectively one of our largest customers before the closing of the COMSAT General Transaction. Pursuant to our transaction agreement with the COMSAT Sellers, we and the COMSAT Sellers or their affiliates have entered into a number of agreements, including the launch services agreement with an affiliate noted above and agreements relating to the provision of transition services by the COMSAT Sellers for a specified period of time after the closing of the transaction. See Item 1—Business—Our Network—Planned Satellites for further information regarding the launch services agreement.

Lockheed Launch Support Agreement and Other Lockheed Agreements

In 2002, we entered into a master ordering agreement with Lockheed Martin Commercial Space Systems (“LMCSS”) for our provision to LMCSS of commercial launch support systems. LMCSS is an affiliate of Lockheed Martin Corporation, which prior to the consummation of the Acquisition Transactions, was our largest shareholder. Under this agreement, we will provide in-orbit testing, launch and early orbit phase support of LMCSS’ missions. The agreement offered a menu of services at predetermined rates and was in effect through February 12, 2006, at which time the agreement terminated.

We have also entered into other agreements with subsidiaries of Lockheed Martin Corporation pursuant to which these subsidiaries provide services to us, including lifecycle testing of some of the batteries used in our satellites and the development and installation of new infrastructure relating to our time division multiple access services.

Minority Investment in WildBlue Communications, Inc.

In 2003, we purchased approximately 30% of WildBlue, a company offering broadband internet access services in the continental United States via satellite, for $58 million. In connection with this investment, we agreed to purchase 50% of any shares sold by one of the other minority investors, at the investor’s option, up to a maximum purchase price of $5.0 million. This purchase agreement remains in effect until April 20, 2007. Two of our executive officers are directors of WildBlue. We have also entered into agreements pursuant to which we provide services to WildBlue, including consulting services relating to earth station construction.

Item 14.	Principal Accountant Fees and Services

Audit Fees

Our audit fees for 2005 were $2,738,789, and our audit fees for 2004 were $1,446,245.

Audit-Related Fees

Our 2005 audit-related fees included services performed for audits of employee benefit plans, accounting research associated with proposed transactions, and agreed-upon procedures related to our MFC contractual obligations entered into at privatization. Our 2004 audit-related fees included services performed for audits of employee benefit plans, due diligence associated with the Intelsat Americas transaction and the Acquisition Transactions, accounting research associated with proposed transactions, and agreed-upon procedures related to our MFC contractual obligations entered into at privatization. Our audit-related fees for 2005 were $411,705, and our audit-related fees for 2004 were $134,179.

Tax Fees

Our tax fees during 2005 and 2004 related to the preparation or review of U.S. federal, state and foreign statutory tax returns, miscellaneous research related to these tax returns, and tax advisory services for international tax planning. Our tax fees for 2005 were $60,230, and our tax fees for 2004 were $109,183.

All Other Fees

None.

Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC requirements regarding auditor independence, the Audit Committee has adopted a policy to pre-approve services prior to commencement of the specified service. Under the policy, the Audit Committee must pre-approve the provision of services by our principal auditor. The requests for pre-approval are submitted to the Audit Committee, or a designated member of the Committee, by the Chief Financial Officer of Intelsat or the Controller of Intelsat Global Service Corporation, and the Audit Committee Chairman executes engagement letters from the principal auditor following approval by Committee members, or the designated member of the Committee. All services performed by KPMG LLP during 2005 were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are included in this Annual Report on Form 10-K:

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheet as of December 31, 2004 (predecessor entity) and 2005 (successor entity)	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2003 and 2004, for the period January 1, 2005 to January 31, 2005 (predecessor entity), and for the period February 1, 2005 to December 31, 2005 (successor entity)

F-3

Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Years Ended December 31, 2003 and 2004, for the period January 1, 2005 to January 31, 2005 (predecessor entity), and for the period February 1, 2005 to December 31, 2005 (successor entity)

F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 and 2004, for the period January 1, 2005 to January 31, 2005 (predecessor entity), and for the period February 1, 2005 to December 31, 2005 (successor entity)

F-5
Notes to Consolidated Financial Statements	F-7

(a)(2) The following financial statement schedule is included in this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2003 and 2004, for the period January 1, 2005 to January 31, 2005 (predecessor entity), and for the period February 1, 2005 to December 31, 2005 (successor entity)

F-47

(a)(3) List of Exhibits: The exhibits filed as part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act or 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT, LTD.

By	/s/ DAVID MCGLADE
David McGlade
Chief Executive Officer

Date: April 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID MCGLADE David McGlade	Chief Executive Officer and Director (Principal Executive Officer)	April 17, 2006

/s/ J. ROBERT MEDLIN J. Robert Medlin	Acting Chief Financial Officer (Principal Financial Officer)	April 17, 2006

/s/ MICHAEL HUGHES Michael Hughes	Senior Vice President and Controller, Intelsat Global Service Corporation (Principal Accounting Officer)	April 17, 2006

/s/ CONNY KULLMAN Conny Kullman	Chairman and Director	April 17, 2006

/s/ ANDREW AFRICK Andrew Africk	Director	April 17, 2006

/s/ DOUGLAS GRISSOM Douglas Grissom	Director	April 17, 2006

/s/ RICHARD A. HAIGHT Richard A. Haight	Director	April 17, 2006

/s/ JAMES PERRY, JR. James Perry, Jr.	Director	April 17, 2006

/s/ ALAN PEYRAT Alan Peyrat	Director	April 17, 2006

/s/ ANDREW SILLITOE Andrew Sillitoe	Director	April 17, 2006

/s/ AARON STONE Aaron Stone	Director	April 17, 2006

/s/ NICOLA VOLPI Nicola Volpi	Director	April 17, 2006

Exhibit Index

Exhibit Number	Exhibit
2.1	Transaction Agreement and Plan of Amalgamation, dated as of August 16, 2004, by and among Intelsat, Ltd., Intelsat (Bermuda), Ltd., Intelsat Holdings, Ltd. (formerly Zeus Holdings Limited), Zeus Merger One Limited and Zeus Merger Two Limited (incorporated by reference to Exhibit 99.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 4, 2005).

2.2	Merger Agreement, dated as of August 28, 2005, by and among Intelsat (Bermuda), Ltd., Proton Acquisition Corporation and PanAmSat Holding Corporation (incorporated by reference to Exhibit 2.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on August 30, 2005).

3.1	Certificate of Incorporation of Intelsat, Ltd. (incorporated by reference to Exhibit 3.1 of Intelsat, Ltd.’s Registration Statement on Form F-4, File No. 333-99189, filed on September 5, 2002).

3.2	Memorandum of Association of Intelsat, Ltd. (incorporated by reference to Exhibit 1.2 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

3.3	Amended and Restated Bye-laws of Intelsat, Ltd. (incorporated by reference to Exhibit 3.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on March 7, 2005).

4.1	Indenture, dated as of January 28, 2005, by and among Zeus Merger Two Limited, as Issuer, Zeus Merger One Limited, as Parent Guarantor, and Wells Fargo, as Trustee (incorporated by reference to Exhibit 4.1 of Intelsat Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 4, 2005).

4.2	Form of Floating Rate Senior Notes due 2012 (included in Exhibit 4.1).

4.3	Form of 8 1/4% Senior Notes due 2013 (included in Exhibit 4.1).

4.4	Form of 8 5/8% Senior Notes due 2015 (included in Exhibit 4.1).

4.5	Supplemental Indenture, dated as of January 28, 2005, by and among Intelsat Holdings LLC, Intelsat LLC, Intelsat Global Sales & Marketing Ltd., Intelsat USA Sales Corp., Intelsat USA License Corp., Intelsat Global Service Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 2.6 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

4.6	Second Supplemental Indenture, dated as of March 3, 2005, by and among Intelsat Subsidiary Holding Company, Ltd., Intelsat (Bermuda), Ltd., Intelsat, Ltd., Intelsat Holdings LLC, Intelsat LLC, Intelsat Global Sales & Marketing Ltd., Intelsat USA Sales Corp., Intelsat USA License Corp., Intelsat Global Service Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 2.7 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262 filed on March 15, 2005).

4.7	Third Supplemental Indenture, dated as of March 3, 2005, by and among Intelsat (Bermuda), Ltd., Intelsat Subsidiary Holding Company, Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 2.8 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

4.8	Indenture, dated as of April 1, 2002, between Intelsat, Ltd. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form F-4, File No. 333-99189, filed on September 5, 2002).

4.9	Officers’ Certificate dated April 15, 2002 relating to Intelsat, Ltd.’s 7 5/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form F-4, File No. 333-99189, filed on September 5, 2002).

4.10	Form of 7 5/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form F-4, File No. 333-99189, filed on September 5, 2002).

Exhibit Number	Exhibit
4.11	Officers’ Certificate dated November 7, 2003 relating to Intelsat, Ltd.’s 5 1/4% Senior Notes due 2008 and its 6 1/2% Senior Notes due 2013, including the forms of Notes (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form F-4, File No. 333-110671, filed on November 21, 2003).

4.12	Indenture, dated as of February 11, 2005, by and among Zeus Special Subsidiary Limited, Intelsat, Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 2.11 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

4.13	Form of 9 1/4% Senior Discount Notes due 2015 (included in Exhibit 4.14).

4.14	Supplemental Indenture, dated as of March 3, 2005, by and among Intelsat (Bermuda), Ltd., Intelsat, Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 2.12 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

4.15	Registration Rights Agreement, dated as of February 11, 2005, among Zeus Special Subsidiary Limited, Intelsat and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 2.13 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

4.16	Fourth Supplemental Indenture, dated as of December 28, 2005, by and among Intelsat UK Financial Services Ltd., Intelsat Subsidiary Holding Company, Ltd. and Wells Fargo, National Association (incorporated by reference to Exhibit 4.21 of Intelsat, Ltd.’s registration statement on Form S-4, File No. 333-129465, filed on February 10, 2006).

9.1	Voting Agreement, dated as of August 28, 2005, by and among Intelsat (Bermuda), Ltd., Proton Acquisition Corporation, PanAmSat Holding Corporation and the stockholders of PanAmSat Holding Corporation named therein (incorporated by reference to Exhibit 99.1 of Intelsat Ltd.’s Report on Form 8-K, File No. 000-50262, filed on August 30, 2005).

10.1	Credit Agreement dated as of January 28, 2005 among Zeus Merger One Limited, Zeus Merger Two Limited and the other parties named therein (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 4, 2005).

10.2	Commitment Letter, dated as of August 28, 2005, by and among Intelsat (Bermuda), Ltd., Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc., Citigroup Global Markets Inc., Credit Suisse First Boston, Cayman Islands Branch, Lehman Commercial Paper Inc., and Lehman Brothers Inc. (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on August 30, 2005).

10.3	Headquarters Land Lease, dated as of June 8, 1982, between the International Telecommunications Satellite Organization and the U.S. Government, as amended (incorporated by reference to Exhibit 10.16 of the Registration Statement on Form F-4, File No. 333-99189, filed on September 5, 2002).

10.4	Employment Agreement, dated as of January 28, 2005, by and among Intelsat Holdings, Ltd., Intelsat (Bermuda), Ltd. and Conny Kullman (incorporated by reference to Exhibit 10.2 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 4, 2005).

10.5	Employment Agreement, dated as of January 28, 2005, by and among Intelsat Holdings, Ltd., Intelsat, Ltd. and William Atkins (incorporated by reference to Exhibit 10.3 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 4, 2005).

10.6	Employment Agreement, dated as of January 28, 2005, by and among Intelsat Holdings, Ltd., Intelsat, Ltd. and Ramu Potarazu (incorporated by reference to Exhibit 10.4 of Intelsat, Ltd.’s report on Form 8-K, File No. 000-50262, filed on February 4, 2005).

Exhibit Number	Exhibit
10.7	Employment Agreement, dated as of January 28, 2005, by and among Intelsat Holdings, Ltd., Intelsat Global Service Corporation and Kevin Mulloy (incorporated by reference to Exhibit 10.5 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 4, 2005).

10.8	Employment Agreement, dated as of January 28, 2005, by and among Intelsat Holdings, Ltd., Intelsat Global Service Corporation and Tony Trujillo (incorporated by reference to Exhibit 10.6 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 4, 2005).

10.9	Employment Agreement, dated as of January 28, 2005, by and among Intelsat Holdings, Ltd., Intelsat Global Service Corporation and David Meltzer (incorporated by reference to Exhibit 10.7 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 4, 2005).

10.10	Employment Agreement, dated as of January 28, 2005, between Intelsat Holdings, Ltd. and David McGlade (incorporated by reference to Exhibit 3.13 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

10.11	Letter Agreement, dated as of December 22, 2004, between Zeus Holdings Limited and David McGlade (incorporated by reference to Exhibit 3.14 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

10.12	Letter Agreement, dated as of February 25, 2005, between Zeus Holdings Limited and David McGlade (incorporated by reference to Exhibit 3.15 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

10.13	Employment Agreement, dated as of January 31, 2005, between Intelsat Holdings, Ltd., Intelsat, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.8 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 4, 2005).

10.14	Amendment and Acknowledgement, dated June 21, 2005, to Employment Agreement, dated as of January 28, 2005, by and among Intelsat Holdings, Ltd., Intelsat (Bermuda), Ltd. and Conny Kullman (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, File No. 000-50262, filed on August 11, 2005).

10.15	Amendment and Acknowledgement, dated June 21, 2005, to Employment Agreement, dated as of January 28, 2005, by and among Intelsat Holdings, Ltd., Intelsat, Ltd. and William Atkins (incorporated by reference to Exhibit 10.2 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, File No. 000-50262, filed on August 11, 2005).

10.16	Amendment and Acknowledgement, dated June 21, 2005, to Employment Agreement, dated as of January 28, 2005, by and among Intelsat Holdings, Ltd., Intelsat, Ltd. and Ramu Potarazu (incorporated by reference to Exhibit 10.3 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, File No. 000-50262, filed on August 11, 2005).

10.17	Amendment and Acknowledgement, dated June 21, 2005, to Employment Agreement, dated as of January 28, 2005, by and among Intelsat Holdings, Ltd., Intelsat Global Service Corporation and Kevin Mulloy (incorporated by reference to Exhibit 10.4 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, File No. 000-50262, filed on August 11, 2005).

10.18	Amendment and Acknowledgement, dated June 20, 2005, to Employment Agreement, dated as of January 28, 2005, by and among Intelsat Holdings, Ltd., Intelsat Global Service Corporation and Tony Trujillo (incorporated by reference to Exhibit 10.5 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, File No. 000-50262, filed on August 11, 2005).

10.19	Amendment and Acknowledgement, dated June 21, 2005, to Employment Agreement, dated as of January 28, 2005, between Intelsat Holdings, Ltd. and David McGlade (incorporated by reference to Exhibit 10.6 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, File No. 000-50262, filed on August 11, 2005).

Exhibit Number	Exhibit
10.20	Amendment and Acknowledgement, dated June 21, 2005, to Employment Agreement, dated as of January 31, 2005, between Intelsat Holdings, Ltd., Intelsat, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.7 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, File No. 000-50262, filed on August 11, 2005).

10.21	Business Transition Services Agreement, dated as of July 15, 2003, among Intelsat (Bermuda), Ltd., Loral Space & Communications Corporation and Loral SpaceCom Corporation (incorporated by reference to Exhibit 3.17 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

10.22	TT&C Transition Services Agreement, dated as of July 15, 2003, among Intelsat (Bermuda), Ltd., Loral Space & Communications Corporation and Loral SpaceCom Corporation (incorporated by reference to Exhibit 3.18 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

10.23	Transaction and Monitoring Fee Agreement, dated as of January 28, 2005, by and among Zeus Merger Two Limited and the other parties names therein (incorporated by reference to Exhibit 3.20 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

10.24	Subsidiary Flow Through Voting Agreement, dated as of January 28, 2005, by and between Zeus Holdings Limited and Intelsat, Ltd. (incorporated by reference to Exhibit 3.21 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

10.25	Engagement Contract, dated June 27, 2005, between Intelsat, Ltd. and FTI Palladium Partners, a division of FTI Consulting, Inc. (incorporated by reference to Exhibit 10.8 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, File No. 000-50262, filed on August 11, 2005).

10.26	Intelsat Holdings, Ltd. 2005 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to Intelsat Ltd.’s Current Report on Form 8-K dated May 10, 2005).

10.27	Form of Restricted Share Agreement under Intelsat Holdings, Ltd. 2005 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to Intelsat Ltd.’s Current Report on Form 8-K dated May 10, 2005).

10.28	Intelsat Holdings, Ltd. Bonus Plan (incorporated by reference to Exhibit 10.3 to Intelsat Ltd.’s Current Report on Form 8-K dated May 10, 2005).

10.29	Amendment of Employment Agreement, Separation Agreement and Release of Claims, dated as of July 20, 2005, by and among William Atkins, Intelsat Holdings, Ltd. and Intelsat, Ltd. (incorporated by reference to Exhibit 10.2 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, File No. 000-50262, filed on August 11, 2005).

10.30	Separation Agreement and Release of Claims, dated as of January 31, 2006, by and among Kevin Mulloy, Intelsat Holdings, Ltd. and Intelsat Global Service Corporation (incorporated by reference to Exhibit 10.1 to Intelsat, Ltd.’s Current Report on Form 8-K dated February 6, 2006).

10.31	Separation Agreement and Release of Claims, dated as of February 9, 2006, by and among Ramu Potarazu, Intelsat Holdings, Ltd. and Intelsat, Ltd. (incorporated by reference to Exhibit 4.21 of Intelsat, Ltd.’s registration statement on Form S-4, File No. 333-129465, filed on February 10, 2006).

21.1	List of subsidiaries.*

Exhibit Number	Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of the Acting Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of the Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.

Intelsat, Ltd.

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2004 (predecessor entity) and 2005 (successor entity)	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2003 and 2004, for the period January 1, 2005 to January 31, 2005 (predecessor entity), and for the period February 1, 2005 to December 31, 2005 (successor entity)

F-3

Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Years Ended December 31, 2003 and 2004, for the period January 1, 2005 to January 31, 2005 (predecessor entity), and for the period February 1, 2005 to December 31, 2005 (successor entity)

F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 and 2004, for the period January 1, 2005 to January 31, 2005 (predecessor entity), and for the period February 1, 2005 to December 31, 2005 (successor entity)

F-5
Notes to Consolidated Financial Statements	F-7

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2003 and 2004, for the period January 1, 2005 to January 31, 2005 (predecessor entity), and for the period February 1, 2005 to December 31, 2005 (successor entity)

F-47

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder

Intelsat, Ltd.

We have audited the consolidated financial statements of Intelsat, Ltd. and subsidiaries (Intelsat) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of Intelsat’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelsat as of December 31, 2004 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2004, and the for the period January 1, 2005 to January 31, 2005 (predecessor entity), and for the period February 1, 2005 to December 31, 2005 (successor entity), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

McLean, Virginia

April 16, 2006

INTELSAT, LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	Predecessor Entity	Successor Entity
	As of December 31, 2004	As of December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$141,320	$360,070
Receivables, net of allowance of $35,343 in 2004 and $26,342 in 2005	228,294	203,452
Insurance receivable	58,320	—
Deferred income taxes	12,854	10,752

Total current assets	440,788	574,274
Satellites and other property and equipment, net	3,637,357	3,327,341
Amortizable intangible assets, net	104,612	493,263
Non-amortizable intangible assets	255,002	560,000
Goodwill	130,829	111,388
Other assets	225,668	228,178

Total assets	$4,794,256	$5,294,444

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$205,569	$11,097
Accounts payable and accrued liabilities	246,474	332,907
Deferred satellite performance incentives	7,968	7,418
Deferred revenue	39,566	30,143

Total current liabilities	499,577	381,565

Long-term debt, net of current portion	1,742,566	4,790,016
Deferred satellite performance incentives, net of current portion	48,806	36,027
Deferred revenue, net of current portion	123,992	157,580
Accrued retirement benefits	56,016	107,778
Other long-term liabilities	17,478	27,743

Total liabilities	2,488,435	5,500,709

Commitments and contingencies
Shareholders’ equity (deficit):
Ordinary shares, 216,666,666 2/3 shares authorized, 167,261,024 shares issued and 160,382,120 outstanding at December 31, 2004; 12,000 shares authorized, issued and outstanding at December 31, 2005	500,000	12
Paid-in capital	1,301,886	9,104
Retained earnings (deficit)	610,520	(215,558)
Accumulated other comprehensive income (loss):
Minimum pension liability, net of tax	(1,367)	—
Unrealized gain on available-for-sale securities, net of tax	1,600	177
Ordinary shares purchased by subsidiary, 6,284,635 shares in 2004	(106,818)	—

Total shareholders’ equity (deficit)	2,305,821	(206,265)

Total liabilities and shareholders’ equity (deficit)	$4,794,256	$5,294,444

See accompanying notes to consolidated financial statements.

INTELSAT, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity			Successor Entity
	Year Ended December 31, 2003	Year Ended December 31, 2004	January 1 to January 31, 2005	February 1 to December 31, 2005
Revenue	$946,118	$1,043,906	$97,917	$1,073,566
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization shown separately below)	132,172	178,253	26,939	216,608
Selling, general and administrative	129,456	152,111	55,443	139,158
Depreciation and amortization	400,485	457,372	39,184	534,329
IS-10-01 contract termination costs	(3,000)	—	—	—
Impairment charge for satellite failures	—	84,380	69,227	—
Restructuring costs	(837)	6,640	263	—

Total operating expenses	658,276	878,756	191,056	890,095

Operating income (loss) from continuing operations	287,842	165,150	(93,139)	183,471
Interest expense	99,002	143,399	13,241	376,959
Interest income	1,972	4,530	191	9,512
Other income (expense), net	18,556	(2,384)	863	(8,810)

Income (loss) from continuing operations before income taxes	209,368	23,897	(105,326)	(192,786)
Provision for income taxes	26,129	18,647	4,400	22,772

Income (loss) from continuing operations	183,239	5,250	(109,726)	(215,558)
Loss from discontinued operations	(2,120)	(43,929)	—	—

Net income (loss)	$181,119	$(38,679)	$(109,726)	$(215,558)

See accompanying notes to consolidated financial statements.

INTELSAT, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’

EQUITY (DEFICIT)

(in thousands except share amounts)

	Ordinary		Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Ordinary Shares Purchased By Subsidiary	Total Shareholders’ Equity (Deficit)	Total Comprehensive Income (Loss)
	Shares	Amount
Predecessor entity
Balance, December 31, 2002	160,382,120	$500,000	$1,301,886	$468,080	$(12,914)	$(106,818)	$2,150,234
Net income	—	—	—	181,119	—	—	181,119	$181,119
Change in minimum pension liability, net of tax	—	—	—	—	11,644	—	11,644	11,644
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	1,403	—	1,403	1,403

Total comprehensive income	—	—	—	—	—	—	—	$194,166

Balance, December 31, 2003	160,382,120	$500,000	$1,301,886	$649,199	$133	$(106,818)	$2,344,400

Net loss	—	—	—	(38,679)	—	—	(38,679)	(38,679)
Change in minimum pension liability, net of tax	—	—	—	—	(97)	—	(97)	(97)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	197	—	197	197

Total comprehensive loss	—	—	—	—	—	—	—	$(38,579)

Balance, December 31, 2004	160,382,120	$500,000	$1,301,886	$610,520	$233	$(106,818)	$2,305,821

Retirement of shares held by subsidiary	(6,284,635)	—	—	—	—	106,818	106,818	—
Net loss for period January 1, 2005 to January 31, 2005	—	—	—	(109,726)	—	—	(109,726)	(109,726)

Balance, January 31, 2005 (prior to acquisition transactions)	154,097,485	$500,000	$1,301,886	$500,794	$233	$—	$2,302,913	$(148,305)

Acquisition Transactions	(154,085,485)	(499,988)	(788,275)	(500,794)	(233)	—	(1,789,290)	148,305

Successor entity

Balance, February 1, 2005	12,000	$12	$513,611	$—	$—	$—	$513,623	$—
Net loss for period February 1, 2005 to December 31, 2005	—	—	—	(215,558)	—	—	(215,558)	(215,558)
Capital contribution from parent for vested restricted stock awards	—	—	182	—	—	—	182
Dividends to shareholder	—	—	(504,689)	—	—	—	(504,689)	—
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	177	—	177	177

Total comprehensive loss	—	—	—	—	—	—	—	$(215,381)

Balance, December 31, 2005	12,000	$12	$9,104	$(215,558)	$177	$—	$(206,265)

See accompanying notes to consolidated financial statements.

INTELSAT, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor Entity			Successor Entity
	Year Ended December 31, 2003	Year Ended December 31, 2004	January 1 to January 31, 2005	February 1 to December 31, 2005
	(revised)	(revised)
Cash flows from operating activities:
Net income (loss)	$181,119	$(38,679)	$(109,726)	$(215,558)
Loss from discontinued operations	2,120	43,929	—	—

Income (loss) from continuing operations	183,239	5,250	(109,726)	(215,558)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	400,485	457,372	39,184	534,329
Impairment charge for satellite failures	—	84,380	69,227	—
IS-10-01 contract termination costs	(3,000)	—	—	—
Provision for doubtful accounts	13,897	11,009	(5,799)	932
Foreign currency transaction loss (gain)	883	562	75	(953)
Deferred income taxes	18,041	15,105	585	(5,849)
Amortization of bond discount and issuance costs	1,372	5,328	430	59,768
Decrease in amount due to Teleglobe Inc.	(19,780)	—	—	—
Share in loss of affiliate	1,084	4,670	402	11,913
Net (gain) loss from curtailment of benefit plans	(2,315)	628	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	54,842	16,877	(32,168)	49,366
Other assets	1,226	5,329	3,194	(16,931)
Accounts payable and accrued liabilities	(25,726)	(27,697)	51,722	92,215
Deferred revenue	7,932	67,934	(2,388)	(27,992)
Accrued retirement benefits	(31,576)	7,110	(27)	2,364
Other long-term liabilities	605	5,260	(3,327)	10,024

Net cash provided by operating activities	601,209	659,117	11,384	493,628

Cash flows from investing activities:
Payments for satellites and other property and equipment	(202,781)	(288,589)	(953)	(132,554)
Payments for future satellite	—	(50,000)	—	—
Payments for rights to orbital locations	—	(32,000)	—	—
Investment in and advances to affiliate	(58,000)	—	—	—
Payment for insurance receivable	—	(58,320)	—	—
Change in restricted cash	(700,000)	700,000	—	—
Proceeds from insurance receivable	—	141,000	38,561	19,759
Payments for asset acquisitions	—	(1,057,574)	—	—
Other	(5,744)	(8,961)	—	—

Net cash (used in) provided by investing activities	(966,525)	(654,444)	37,608	(112,795)

See accompanying notes to consolidated financial statements.

INTELSAT, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

	Predecessor Entity			Successor Entity
	Year Ended December 31, 2003	Year Ended December 31, 2004	January 1 to January 31, 2005	February 1 to December 31, 2005
	(revised)	(revised)
Cash flows from financing activities:
Repayments of long-term debt	$—	$(600,000)	$—	$(202,625)
Proceeds from bond issuance	1,097,758	—	—	305,348
Repayment of commercial paper borrowings, net	(43,978)	—	—	—
Proceeds from credit facility borrowings	—	200,000	—	200,000
Bond issuance costs	(23,308)	(4,000)	—	(4,243)
Principal payments on deferred satellite performance incentives	(66,419)	(5,107)	(475)	(4,621)
Principal payments on capital lease obligations	(8,233)	(6,722)	—	(5,568)
Dividends to shareholder	—	—	—	(504,689)

Net cash provided by (used in) financing activities	955,820	(415,829)	(475)	(216,398)

Effect of exchange rate changes on cash	(883)	(562)	(75)	953
Cash flows of discontinued operations (revised—see note 23)
Operating cash flows	3,396	(7,130)	—	—
Investing cash flows	(1,792)	(6,509)	—	—
Financing cash flows	(23,898)	(10,116)	—	—

Net change in cash and cash equivalents	567,327	(435,473)	48,442	165,388
Cash and cash equivalents, beginning of period	9,466	576,793	141,320	194,682

Cash and cash equivalents, end of period	$576,793	$141,320	$189,762	$360,070

Supplemental cash flow information:
Interest paid, net of amount capitalized	$91,401	$146,750	$475	$285,246
Income taxes paid	$8,931	$5,601	$174	$22,242

Supplemental disclosure of non-cash investing and financing activities:
Capitalization of deferred satellite performance incentives	$10,063	$10,072	$—	$—
Net asset reduction on termination of deferred satellite performance incentive liability	36,455	—	—	—
Minimum pension liability, net of tax	1,270	97	—	—
Assets acquired in acquisitions	4,061	1,095,317	—	—
Liabilities assumed in acquisitions	4,870	95,106	—	—
Unrealized gain on available-for sale securities, net of tax	1,403	197	—	177

Note:	The increase in cash between the predecessor entity ending balance and the successor entity opening balance is due to the retention by Intelsat, Ltd. of approximately $5 million in acquisition financing proceeds.

See accompanying notes to consolidated financial statements.

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

1.	Background of Company

The International Telecommunications Satellite Organization “INTELSAT,” referred to as the IGO, was established on an interim basis in 1964. The IGO was formally established on February 12, 1973 in accordance with the provisions of an intergovernmental agreement, referred to as the INTELSAT Agreement, and an operating agreement, referred to as the Operating Agreement. The parties to the INTELSAT Agreement were the IGO’s 148 member countries and the parties to the Operating Agreement, referred to as the Signatories, were either the member countries or the telecommunications entities they designated to market and use the IGO’s communications system within their territories and to invest in the IGO. Certain Signatories authorized other entities within their countries, referred to as Investing Entities, to access the IGO’s space segment and to invest in the IGO as well. Signatories and Investing Entities, referred to collectively as the IGO’s shareholders, were also the IGO’s principal customers.

Substantially all of the IGO’s assets, liabilities, rights, obligations and operations were transferred to Intelsat, Ltd. and its wholly owned subsidiaries (the “Company” or “Intelsat”) on July 18, 2001 in a transaction referred to as the privatization. The IGO’s shareholders received shares in Intelsat, a company organized under the laws of Bermuda, in proportion to their ownership in the IGO on the privatization date and became holders of 100% of the outstanding ordinary shares of Intelsat. Because of the continuity of ownership, Intelsat accounted for the privatization at historical cost.

On January 28, 2005, 100% of the Company was acquired by Intelsat Holdings, Ltd., a Bermuda Company formed by a group of private equity investors, referred to as the Acquisition Transactions (see note 3). As a result of the consummation of the Acquisition Transactions, a new entity was formed with a new basis of accounting. Although the effective date was January 28, 2005, due to the immateriality of the results of operations for the period between January 28, 2005 and January 31, 2005, the Company has accounted for the consummation of the Acquisition Transactions as if they had occurred on January 31, 2005. The consolidated financial statements presented for the years ended December 31, 2003 and 2004, and the period January 1, 2005 to January 31, 2005 represent the “predecessor entity.” The consolidated financial statements for the period from February 1, 2005 through December 31, 2005 represent the “successor entity.”

Intelsat provides satellite communications services worldwide through a global communications network of 28 satellites (as of December 31, 2005) in orbit, leased capacity on one additional satellite in the Asia-Pacific region, and ground facilities related to the satellite operations and control, and teleport services. These satellite communications services include voice, data and video connectivity services.

2.	Significant Accounting Policies

(a)	Principles of consolidation

The consolidated financial statements include the accounts of Intelsat and its wholly owned subsidiaries. Investments where the Company exercises significant influence but does not control (generally 20% to 50% ownership interest) are accounted for under the equity method of accounting. All significant intercompany transactions and balances have been eliminated.

(b)	Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Examples of estimates include the allocation of fair

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

value to assets acquired and liabilities assumed with the Acquisition Transactions, the allowance for doubtful accounts, pension and post-retirement benefits, income taxes, and useful lives of satellites and other property and equipment. Changes in such estimates and assumptions may affect amounts reported in future periods.

(c)	Revenue recognition

Revenue results primarily from satellite utilization charges and, to a lesser extent, from providing managed services to Intelsat’s customers. Managed services combine satellite capacity, teleport facilities, satellite communications hardware, fiber optic cable and other ground facilities to provide bundled, broadband and private network services to customers. Revenue is recognized over the period during which services are provided as long as collection of the related receivable is reasonably assured. Amounts received from customers pursuant to satellite capacity prepayment options are recorded in the consolidated financial statements as deferred revenue. These deferred amounts are recognized as revenue on a straight-line basis over the respective agreement terms. The Company recognizes revenue under revenue share agreements with other fixed satellite service providers either on a gross or net basis in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, and revenue for all current agreements is recognized on a net basis. The Company maintains an allowance for doubtful accounts for customer’s receivables where the collection of such receivables is uncertain.

(d)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with maturities of 90 days or less and generally consist of time deposits with banks and money market funds. The carrying amount of these investments approximates market value.

(e)	Investments

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. All investments have been classified as available-for-sale securities as of December 31, 2004 and 2005, and are included in other assets in the accompanying consolidated balance sheets. Available-for-sale securities are stated at fair value with any unrealized gains and losses reported as accumulated other comprehensive income (loss) within stockholders’ equity. Realized gains and losses and declines in fair value on available-for-sale securities that are determined to be other than temporary are included in other income, net. Interest and dividends on available-for-sale securities are included in interest expense, net and other income, net, respectively. The cost basis of available-for-sale securities was $10,203 at December 31, 2004 and $13,647 at December 31, 2005. As of December 31, 2004 and 2005, the fair value of available-for-sale securities was $13,678 and $14,413, respectively.

(f)	Satellites and other property and equipment

Satellites and other property and equipment are stated at historical cost and consist primarily of the costs of satellite construction and launch, including launch insurance, the net present value of performance incentives expected to be payable to the satellite manufacturers, costs directly associated with the monitoring and support of satellite construction, and interest costs incurred during the period of satellite construction.

Satellite construction and launch services are generally procured under long-term contracts that provide for payments by Intelsat over the contract periods. Satellite construction and launch services costs are capitalized to

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

reflect progress toward completion. Capitalizing these costs typically coincides with contract milestone payment schedules. Insurance premiums associated with in-orbit operations are expensed as incurred. Performance incentives payable in future periods are dependent on the continued satisfactory performance of the satellites in service. Station kept satellites and other property and equipment are depreciated on a straight-line basis over the following estimated useful lives:

Years
Satellites and related costs	11-15
Ground segment equipment and software	10
Furniture, equipment, computer hardware and software	3-12
Buildings	40

The carrying value of a satellite lost as a result of a launch or in-orbit failure is charged to operations upon the occurrence of the loss. In the event of a partial failure, an impairment charge is recorded to operations upon the occurrence of the loss if the undiscounted future cash flows were less than the carrying value of the satellite. The impairment charge is measured as the excess of the carrying value of the satellite over its estimated fair value as determined by the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. The charge to operations resulting from either a complete or a partial failure is reduced by insurance proceeds that were either due and payable to or received by Intelsat.

(g)	Business combinations

The Company’s business combinations are accounted for in accordance with the provisions set forth in SFAS No. 141, Business Combinations, whereby the net tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair market values at the acquisition date. The portion of the purchase price in excess of the estimated fair market value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The allocation of the purchase price involves management estimates and judgments and the allocation may be adjusted within one year following the date of the business combination.

(h)	Goodwill and other intangible assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and other intangible assets acquired in a business combination, and determined to have an indefinite useful life, are not amortized but are tested for impairment annually or more often if an event or circumstances indicate that an impairment loss has been incurred. The Company has determined that it has one reporting unit, the enterprise level, under the criteria set forth by SFAS No. 142. Identifiable intangible assets with estimable useful lives are amortized on a straight line basis over their estimated useful lives.

(i)	Impairment of long-lived assets

Long-lived assets, including property, plant and equipment and acquired intangible assets with estimatable useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

(j)	Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The provision for income taxes is based upon reported income (loss) before income taxes. Deferred income tax assets and liabilities are determined based on the difference between the consolidated financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The deferred tax asset is reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

(k)	Fair value of financial instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. Management believes that the carrying values of cash and cash equivalents, accounts receivable, marketable securities and accounts payable and accrued liabilities approximate their fair values because of the short maturity of these financial instruments. The fair values of the Company’s debt instruments are determined based on quoted market prices.

(l)	Concentration of credit risk

The Company provides satellite services and extends credit to numerous customers in the satellite communication and telecommunications markets. To the extent that the credit quality of customers deteriorates, the Company may have exposure to credit losses. Management monitors its exposure to credit losses and maintains allowances for anticipated losses. Management believes it has adequate reserves to cover its exposure.

(m)	Currency and exchange rates

Substantially all customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, the Company does not believe that it is exposed to material currency exchange risk. However, contracts with Intelsat’s customers in Brazil are denominated in Brazilian reais. Transactions in other currencies are converted into U.S. dollars using rates in effect on the dates of the transactions. Transaction gains and losses were insignificant during the periods presented.

(n)	Comprehensive income

SFAS No. 130, Reporting Comprehensive Income, established standards for the reporting and displaying of comprehensive income and its components. Total comprehensive income for the years ended December 31, 2003, 2004 and 2005 included the Company’s net income (loss), the change in the market value of available-for-sale securities, and changes in the minimum pension liability.

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

(o)	Stock-based compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company uses the intrinsic method of measuring and recognizing employee stock-based transactions under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Consequently, no expense is recognized for stock award grants if the exercise price is at least equal to the market value of the common stock at the date of grant and expense is recognized if the exercise price is below the market value at the date of grant. During 2004, the Company granted stock-based compensation that contained a liquidity mechanism, which resulted in variable accounting and the recognition of compensation expense based on changes in value of the Company. As described in note 16, all previously issued stock awards were terminated effective January 28, 2005. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock-based compensation.

	Predecessor Entity
	Year Ended December 31, 2003	Year Ended December 31, 2004	January 1 to January 31, 2005
Net income (loss), as reported	$181,119	$(38,679)	$(109,726)
Add: compensation expense recognized in net income (loss), as reported	—	8,330	5,977
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of tax effects	(2,709)	(5,402)	(397)

Pro forma net income (loss)	$178,410	$(35,751)	$(104,146)

(p)	Deferred satellite performance incentives

The cost of satellite construction includes an element of deferred consideration to satellite manufacturers referred to as satellite performance incentives. Intelsat is contractually obligated to make these payments over the lives of the satellites, provided the satellites continue to operate in accordance with contractual specifications. Historically, the satellite manufacturers have earned substantially all of these payments. Therefore, the Company accounts for these payments as deferred financing. The Company capitalizes the present value of these payments as part of the cost of the satellites and records a corresponding liability to the satellite manufacturers. These costs are amortized over the useful lives of the satellites and the liability is reduced as the payments are made.

(q)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

(r)	New accounting pronouncements

In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment. SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R will require compensation expense using a fair-value based method for costs related to share-based payment transactions to be recognized in the financial statements. We will adopt SFAS 123R in the first quarter of fiscal 2006 using the prospective method.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, to address the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

nonmonetary exchanges of similar productive assets in APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for nonmonetary exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The impact of the adoption of SFAS No. 153 is not expected to be material to the consolidated statements of operations or consolidated balance sheets.

3.	Acquisition by Intelsat Holdings, Ltd.

On January 28, 2005, the Company was acquired by Intelsat Holdings, Ltd. (“Intelsat Holdings,” formerly known as Zeus Holdings Limited) for total cash consideration of approximately $3,200,000 ($513,000 cash and $2,700,000 acquisition debt), with pre-acquisition debt of approximately $1,900,000 remaining outstanding. Intelsat Holdings is a Bermuda company formed at the direction of funds advised by or associated with Apax Partners Worldwide LLP and Apax Partners, Inc. (referred to jointly as “Apax Partners”), Apollo Management V, L.P. (“Apollo”), MDP Global Investors Limited (“Madison Dearborn Partners”) and Permira Advisers LLC (“Permira”). Each of Apax Partners, Apollo, Madison Dearborn Partners and Permira is referred to as a “Sponsor” and the funds advised by or associated with each Sponsor are referred to as an “Investor Group.” The Investor Groups collectively are referred to as the “Investors.” As part of the Acquisition Transactions defined below, the Investors and certain members of management purchased preferred and ordinary shares of Intelsat Holdings (the “Equity Contributions”). Prior to the Acquisition Transactions, as defined below, funds advised by or associated with Madison Dearborn Partners transferred less than 0.1% of their interest in Intelsat Holdings to an unaffiliated investment partnership. References to the Investors include this partnership. References to “Intelsat” or the “Company” herein refer to Intelsat, Ltd. and, unless the context requires otherwise, to its subsidiaries.

In connection with Intelsat Holdings’ acquisition of Intelsat, the following transactions occurred:

•	Zeus Merger One Limited (“Zeus Merger 1”), a wholly owned direct subsidiary of Intelsat Holdings, amalgamated with Intelsat, with the resulting company being a direct wholly owned subsidiary of Intelsat Holdings and being named Intelsat, Ltd. Upon this amalgamation, Intelsat’s equity holders immediately prior to the amalgamation ceased to hold shares or other equity interests in Intelsat.

•	Zeus Merger Two Limited (“Zeus Merger 2”), a wholly owned direct subsidiary of Zeus Merger 1, amalgamated with Intelsat (Bermuda), Ltd., which at that time was the direct or indirect parent of all of our operating subsidiaries, with the resulting company being a direct wholly owned subsidiary of resulting Intelsat and being named Intelsat (Bermuda), Ltd. (“Intelsat Bermuda”).

•	Intelsat Holdings, Zeus Merger 1 and Zeus Merger 2 are Bermuda companies that were newly formed for the purpose of consummating the Acquisition Transactions.

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

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

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

The consummation of the Acquisition Transactions resulted in the following changes to Intelsat’s capital structure:

•	The cancellation of all outstanding ordinary shares of the predecessor entity

•	The cancellation of all authorized preference shares

•	The cancellation of all share options, restricted shares and restricted share units

•	The issuance of 12,000 shares of ordinary shares of the successor entity

The Acquisition Transactions were accounted for by Intelsat Holdings under the purchase method of accounting, whereby the purchase price (including liabilities assumed) was allocated to the assets acquired based on their estimated fair market values at the date of acquisition. Independent third-party appraisers were engaged to perform valuations of certain of the tangible and intangible assets acquired. The purchase accounting adjustments recorded by Intelsat Holdings have been pushed-down to Intelsat in accordance with SEC Staff Accounting Bulletin No. 54, “Push-Down” Basis of Accounting in Financial Statements of Subsidiaries.

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

A reconciliation of the purchase price adjustments recorded in connection with the Acquisition Transactions is presented below:

	Predecessor Entity		Successor Entity
	As of January 31, 2005	Transaction Adjustments	As of February 1, 2005
ASSETS
Current assets:
Cash and cash equivalents	$189,762	$4,920	$194,682
Receivables	286,020	(12,511)	273,509
Deferred income taxes	10,479	(8,236)	2,243

Total current assets	486,261	(15,827)	470,434
Satellites and other property and equipment, net	3,528,913	117,352	3,646,265
Amortizable intangible assets, net	105,007	423,181	528,188
Non-amortizable intangible assets	255,002	304,998	560,000
Goodwill	130,829	(19,441)	111,388
Investment in affiliate	51,844	—	51,844
Other assets	163,965	63,789	227,754

Total assets	$4,721,821	$874,052	$5,595,873

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$200,000	$—	$200,000
Accounts payable and accrued liabilities	294,054	(54,730)	239,324
Deferred satellite performance incentives	7,463	—	7,463
Deferred revenue	38,460	—	38,460
Capital lease obligations	6,201	—	6,201

Total current liabilities	546,178	(54,730)	491,448
Long-term debt, net of current portion	1,742,001	2,506,588	4,248,589
Deferred satellite performance incentives, net of current portion	44,698	(4,095)	40,603
Deferred revenue, net of current portion	122,710	54,545	177,255
Accrued retirement benefits	55,989	49,425	105,414
Other long-term liabilities	14,150	4,791	18,941

Total liabilities	2,525,726	2,556,524	5,082,250

Shareholder’s equity	2,196,095	(1,682,472)	513,623

Total liabilities and shareholder’s equity	$4,721,821	$874,052	$5,595,873

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

The unaudited pro forma results of operations provided below for the years ended December 31, 2004 and 2005 are presented as though the Acquisition Transactions had occurred at the beginning of the earliest period presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets, interest expense associated with the Acquisition Finance Notes and Senior Secured Credit Facility, and other acquisition-related adjustments in connection with the Acquisition Transactions. The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the Acquisition Transactions been consummated at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

	Year ended December 31, 2004	Year ended December 31, 2005
Revenue	$1,043,906	$1,171,483
Loss from continuing operations	(378,514)	(351,805)
Net loss	(422,433)	(351,805)

4.	The PanAmSat Acquisition Transactions

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

5.	Acquisitions

(a)	COMSAT General Corporation Transaction

On October 29, 2004, Intelsat acquired from COMSAT General Corporation, Lockheed Martin Global Telecommunications, LLC and COMSAT New Services, Inc. (collectively, the “COMSAT Sellers”) the COMSAT Sellers’ business of providing satellite-based communications services to the U.S. government and other customers to strengthen the Company’s position in providing services for government and other military

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

service applications. Intelsat acquired this business for a purchase price of $90,330, net of assumed liabilities of $30,337, and transaction costs of $1,500. The $30,337 in assumed liabilities includes a $10,000 fee to be paid in connection with Intelsat’s purchase of a launch vehicle from an affiliate of the COMSAT Sellers (see below). Intelsat funded the acquisition by using cash on hand. The assets Intelsat acquired include customer and vendor contracts, accounts receivable, rights to Federal Communications Commission (FCC) and other governmental licenses, leased business premises and other related assets, including an ownership interest in a partnership that owns the Marisat-F2 satellite, which operates in inclined orbit at 33.9° West. In addition, Intelsat assumed certain contractual commitments related to the business. We believe that this transaction was completed on arm’s-length terms. The financial results associated with the assets acquired are included in the Company’s consolidated financial statements beginning on October 29, 2004. In connection with the COMSAT General Transaction, Intelsat LLC entered into an agreement with Lockheed Martin Commercial Launch Services for the launch of an unspecified future satellite. This agreement provides that Intelsat LLC may terminate the agreement at its option, subject to the payment of a termination fee that is the greater of 50% of the launch service price and accommodation fee paid or due as of the effective date of the termination, or $30,000.

The COMSAT General transaction was accounted for under the purchase method of accounting, whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. Independent third-party appraisers were engaged to perform valuations of certain of the tangible and intangible assets acquired. The purchase price allocation was finalized during the fourth quarter of 2005. Based upon the appraisals received and management’s estimates, the purchase price was allocated to the assets and liabilities acquired as follows:

Accounts receivable, net of allowance	$29,336
Customer relationships	19,400
Property and equipment	210
Goodwill	73,221
Accounts payable and accrued liabilities	(30,337)
Transaction costs	(1,500)

Total cash consideration, net of assumed liabilities and transaction costs	$90,330

The acquired customer relationships are estimated to have useful lives of four years. The goodwill resulting from this transaction is attributed to the value of an established business that provides services to the U.S. government and military. Pursuant to the transaction agreement, the parties entered into agreements relating to the provision of transition services by the COMSAT Sellers for a specified period of time after the closing of the transaction.

(b)	North American Satellite Assets of Loral Space & Communications Corporation

On March 17, 2004, Intelsat purchased certain satellites and related assets (the “Loral Transaction”) from Loral Space & Communications Corporation and certain of its affiliates (“Loral” or the “Sellers”). The acquisition enhanced the Company’s global network by adding North America coverage to the Intelsat satellite fleet and expanding its customer base in the broadcasting, cable television, corporate networks and government/military areas. The Company acquired these satellites and related assets for a purchase price of $967,063, net of assumed liabilities of $64,769 and transaction costs of $14,538. The assets acquired included four in-orbit satellites, one satellite under construction (the IA-8 satellite that was launched in June 2005), the rights to six orbital locations, various assets related to the satellites and customer contracts related to services the Sellers provided on the acquired satellites. In addition, the Company assumed specified contractual commitments of the

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

Sellers relating to the acquired satellites and other acquired assets. The Company financed the Loral Transaction with proceeds from a $1.1 billion debt issuance in November 2003. The financial results related to the assets acquired are included in the Company’s consolidated financial statements beginning on March 17, 2004.

Under the original terms of the Loral Transaction asset purchase agreement, Intelsat was to acquire another in- orbit satellite, the Telstar 4, which was declared a total loss in September 2003. The asset purchase agreement was amended to provide for Intelsat to acquire rights to a $141,000 insurance claim filed by Loral related to Telstar 4, net of warranty payments to customers related to the satellite failure. The insurance receivable and $1,157 of expected warranty payments are included in the purchase price allocation described below. During the second quarter of 2004, the Company received payment of $141,000 for settlement of the insurance claim.

The Loral Transaction was accounted for under the purchase method of accounting, whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. Independent third-party appraisers were engaged to perform valuations of certain of the tangible and intangible assets acquired. The purchase price allocation was finalized during the fourth quarter of 2004. Based upon the appraisals received and management’s estimates, the purchase price was allocated to the assets and liabilities acquired as follows:

Insurance receivable	$141,000
Satellites	597,403
Other assets	18,019
Customer relationships	66,946
Orbital locations	223,002
Deferred revenue	(61,388)
Accounts payable and accrued liabilities	(3,381)
Transaction costs	(14,538)

Total cash consideration, net of assumed liabilities and transaction costs	$967,063

The appraised fair value of the assets acquired exceeded the purchase price plus liabilities assumed resulting in negative goodwill, which was allocated proportionately among the acquired long-lived assets. The acquired customer relationships are estimated to have a useful life of 14 years and the orbital slots have indefinite lives.

Under the terms of the Loral Transaction agreements, Intelsat entered into a procurement agreement with Space Systems/Loral, Inc. (“SS/L”) for a new satellite. On March 17, 2004, the Company paid SS/L $50,000 as a deposit for the new satellite. SS/L’s obligations under the procurement agreement are secured by SS/L and its affiliates’ interests in an in-orbit satellite and other related assets. As of December 31, 2005, the satellite was under construction and the deposit had been fully applied against the satellite’s construction cost.

In connection with the Loral Transaction, the Company entered into an agreement with New Skies Satellites to resolve an International Telecommunication Union (“ITU”) priority issue relating to one of the orbital slots purchased from Loral. Under the Agreement, the Company paid $32,000 to resolve the priority issue, and the payment increased the value of the orbital slots included in intangible assets.

6.	Disposal of Investment in Galaxy

From February 2003 to September 2004, Intelsat owned indirectly through subsidiaries 51% of Galaxy Satellite TV Holdings Limited (“Galaxy”), which provided teleport services and was developing a pay television

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

service in Hong Kong. In September 2004, Intelsat entered into an agreement to dispose of its investment in Galaxy Holdings, effective December 2004. During 2004, the Company recorded a non-cash impairment charge of $21,501 related to its disposal of Galaxy, and the 2003 and 2004 periods reflect Galaxy as a discontinued operation. Intelsat provided in-kind contribution of satellite capacity to Galaxy through March 31, 2005.

7.	Receivables

Receivables were comprised of the following:

	Predecessor Entity	Successor Entity
	As of December 31, 2004	As of December 31, 2005
Service charges:
Unbilled	$75,212	$66,079
Billed	177,082	155,778
Other	11,343	7,937
Allowance for doubtful accounts	(35,343)	(26,342)

Total	$228,294	$203,452

Unbilled satellite utilization charges represent amounts earned and accrued as receivable from customers for their usage of the Intelsat satellite system prior to the end of the period. These amounts were billed at the beginning of the following period.

The insurance receivable of $58,320 as of December 31, 2004 represents a refund from insurers in connection with the IA-8 satellite launch insurance. Due to the delay in launching the IA-8 satellite, the insurers refunded a portion of premiums previously paid. The full refund was received during the first quarter of 2005 and repaid to the insurers in the second quarter of 2005 prior to launching IA-8.

8.	Satellites and Other Property and Equipment

Satellites and other property and equipment, including a satellite leased under a capital lease agreement, were comprised of the following:

	Predecessor Entity	Successor Entity
	As of December 31, 2004	As of December 31, 2005
Satellites and launch vehicles	$7,055,520	$3,293,863
Information systems and ground segment	681,252	358,555
Washington, D.C. building and other	235,490	173,142

Total cost	7,972,262	3,825,560
Less: accumulated depreciation	(4,334,905)	(498,219)

Total	$3,637,357	$3,327,341

Satellites and other property and equipment as of December 31, 2004 and 2005 included construction-in-progress of $227,403 and $97,007, respectively. These amounts relate primarily to satellites

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

under construction and related launch services. Interest costs of $17,912, $21,452, $92 and $10,861 were capitalized in 2003, 2004, the period January 1 to January 31, 2005, and the period February 1 to December 31, 2005, respectively. Our satellite under capital lease had a recorded cost of $65,794 and net book value of $29,067 and $22,486 as of December 31, 2004 and 2005, respectively.

9.	Satellite Developments

On November 28, 2004, the Company’s IA-7 satellite experienced a sudden anomaly in its north electrical distribution system that resulted in the loss of control of the satellite and the interruption of customer services on the satellite. In accordance with its existing satellite anomaly contingency plan, the Company made alternative capacity available to its IA-7 satellite customers on other satellites in the Intelsat fleet and in some cases, using capacity purchased from other satellite operators. On November 30, 2004, the Company regained command and control of the IA-7 satellite, and following extensive testing, the satellite was placed back into partial service. The Company determined that the north electrical distribution system and the communications capacity associated with it were not operational, but the south electrical distribution system and associated communications capacity were operating normally. In addition, the IA-7 satellite lost redundancy in nearly all of its components and as a result, the satellite faces an increased risk of loss in the future. Following these events, 22 of the satellites 48 total transponders, all powered by the south electrical distribution system, were tested, operated normally and became available for service to Intelsat’s customers. The Company recorded a non-cash impairment charge of $84,380 during 2004 to write down the IA-7 satellite, which was not insured, to its estimated fair value following the anomaly. The estimated fair value was determined based on a cost method with the assistance of an independent third-party appraiser.

The Company temporarily delayed launch of the IA-8 satellite (acquired in connection with the Loral Transaction) pending the outcome of a failure review board investigation of the IA-7 anomaly. The failure review board determined that the IA-8 satellite did not include the same design flaw that was identified as the likely cause of the IA-7 anomaly. The IA-8 satellite was successfully launched in June 2005.

On January 14, 2005, the Company’s IS-804 satellite experienced a sudden and unexpected electrical power system anomaly that resulted in the total loss of the satellite. In accordance with its existing satellite anomaly contingency plans, the Company made alternative capacity available to its IS-804 satellite customers, both on other Intelsat satellites and on other operators’ satellites. The Company recorded a net non-cash impairment charge of $69,227 in the period January 1 to January 31, 2005 to write off the value of the IS-804 satellite, which was not insured, and related deferred performance incentive obligations.

The Company established a failure review board (“FRB”) with the manufacturer of IS-804, Lockheed Martin Corporation, to investigate the cause of the anomaly. The IS-804 satellite was a Lockheed Martin 7000 series (“LM 7000 series”) satellite, and the Company operates three other satellites in the LM 7000 series, the IS-801, IS-802 and IS-805 satellites. The FRB released its report in November 2005. The Company believes, based on the FRB’s report, that the IS-804 failure is not likely to have been caused by an IS-804 specific workmanship or hardware element, but is most likely caused by a high current event in the battery circuitry triggered by an electrostatic discharge that propogated to cause the sudden failure of the high voltage power system. Further, the Company believes that although this risk exists for its other LM 7000 series satellites, the risk to any individual satellite is low. The Company does not believe that any operational steps or adjustments to its satellite deployment plan are required to mitigate the risk.

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

10.	Launch Vehicle Agreement and Deposit

In November 2002, Intelsat terminated its order for the IS-10-01 satellite and recorded a charge of $34,358 to write-off capitalized satellite construction costs. In connection with the termination, Intelsat agreed with a launch vehicle provider for a minimum credit of $23,150, representing a portion of payments previously made to the launch vehicle provider, to be used towards a future launch vehicle if an order was placed by July 31, 2005. The credit was subject to adjustment under certain conditions and during 2003, the launch vehicle provider notified the Company the credit increased by $3,000. Accordingly, the Company increased its deposit balance and recorded a reduction in satellite termination costs of $3,000.

Effective July 31, 2005, the agreement with the launch vehicle provider was amended to permit the Company to extend until January 31, 2009 the deadline for giving notice of the type of satellite to be launched, provided Intelsat paid the launch provider $2,000 every six months with such amounts being added to the deposit. Pursuant to the July 31, 2005 amendment, two such payments were made. On January 30, 2006, the Company amended its agreement with the launch vehicle provider to provide for the launch of a future satellite, with a launch period between October 1, 2007 and December 1, 2007, unless an earlier launch period were to become available between April 1, 2007 and September 30, 2007 under specified circumstances, in which case the Company would have the option to use such earlier launch period. In accordance with the amendment, the deposit totaling $32,350 as of December 31, 2005 will be applied to the purchase of the launch vehicle, the Company paid an additional $24,300 on March 15, 2006 and a final payment of $24,300 is due one month after the launch of the satellite.

11.	Investment in Affiliate

The Company has an investment of approximately 30% in WildBlue Communications, Inc. (“WildBlue”), a company offering broadband Internet access services in the continental United States via satellite. The Company accounts for its investment using the equity method of accounting. Intelsat’s share of losses of WildBlue are included in other income (expense), net in the accompanying consolidated statements of operations and were $1,084, $4,670, $402 and $11,913 in 2003, 2004, the period January 1, 2005 to January 31, 2005, and the period February 1, 2005 to December 31, 2005, respectively. The investment balance of $52,246 and $39,931 as of December 31, 2004 and 2005 is included in other assets in the accompanying consolidated balance sheets.

12.	Goodwill and Other Intangible Assets

As part of the Acquisition Transactions, the Company’s intangible assets were revalued with the assistance of an independent third party. The allocation of purchase price was finalized during the fourth quarter of 2005. Prior to the Acquisition Transactions, the Company acquired intangible assets as part of other acquisitions previously made. The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consisted of the following:

	Predecessor Entity	Successor Entity
	As of December 31, 2004	As of December 31, 2005
Customer relationships	$113,170	$138,188
Backlog	—	380,000
Technology	—	10,000
Business application software	638	—

Subtotal	113,808	528,188
Less: accumulated amortization	(9,196)	(34,925)

Total	$104,612	$493,263

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

Customer relationships have estimated lives ranging from four to twenty years. Backlog has an estimated life of 15 years, and technology has an estimated life of 8 years. The Company recorded amortization expense of $2,257, $6,939, $936, and $34,925 for the years ended December 31, 2003 and 2004, for the period January 1, 2005 to January 31, 2005 and for the period February 1, 2005 to December 31, 2005, respectively. Scheduled amortization charges for the intangible assets as of December 31, 2005 are as follows:

Successor Entity
As of December 31, 2005
2006	$37,390
2007	37,390
2008	36,582
2009	32,540
2010	32,540
2011 and thereafter	316,821

Total	$493,263

The carrying amount of acquired intangible assets not subject to amortization consisted of the following:

	Predecessor Entity	Successor Entity
	As of December 31, 2004	As of December 31, 2005
Goodwill	$130,829	$111,388
Tradename	$—	$30,000
Orbital locations	$255,002	$530,000

During the fourth quarter of each year presented, the Company completed its annual assessment of potential impairment of goodwill and other intangible assets not subject to amortization. No impairment changes were recorded in 2003, 2004 or 2005 as a result of the annual assessment for impairment.

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

13.	Long-Term Debt

The carrying amounts and estimated fair values of notes payable and long-term debt were as follows:

	Predecessor Entity		Successor Entity
	As of December 31, 2004		As of December 31, 2005
	Amount	Fair Value	Amount	Fair Value
Senior Secured Credit Facility, 5.25% interest rate as of December 31, 2005, due July 2011	$—	$—	$347,375	$350,400
Eurobond 8.125% Notes due February 2005	200,000	201,100	—	—
5.25% Senior Notes due November 2008	400,000	385,000	400,000	363,000
Unamortized discount on 5.25% Senior Notes	(79)	—	(19,038)	—
Floating Rate Senior Notes, 8.695% interest rate as of December 31, 2005, due January 2012	—	—	1,000,000	1,015,000
7.625% Senior Notes due April 2012	600,000	577,500	600,000	481,500
Unamortized discount on the 7.625% Senior Notes	(3,368)	—	(50,062)	—
8.25% Senior Notes due January 2013	—	—	875,000	875,000
6.50% Senior Notes due November 2013	700,000	626,500	700,000	521,500
Unamortized discount on the 6.5% Senior Notes	(1,958)	—	(105,957)	—
8.625% Senior Notes due January 2015	—	—	675,000	681,800
9.25% aggregate principal at maturity of $478,700 Senior Notes due February 2015	—	—	330,824	311,200
7% Note payable to Lockheed Martin Corporation, $5,000 due annually from 2007 to 2011	20,000	20,000	20,000	20,000
Capital lease obligations	33,540	33,540	27,971	27,971

Total long-term debt	$1,948,135	$1,843,640	$4,801,113	$4,647,371

Less:
Current portion of capital lease obligations	5,569		7,597
Current portion of long-term debt	200,000		3,500

Total current portion	205,569		11,097

Total long-term debt, excluding current portion	$1,742,566		$4,790,016

As part of the Acquisition Transactions, Intelsat’s pre-acquisition long-term debt was revalued based on quoted market prices, resulting in a net decrease of $193,412. These discounts will be amortized over the remaining term of the notes. In connection with the Acquisition Transactions, the previous $800,000 credit facility was replaced with a $650,000 Senior Secured Credit Facility, consisting of a $350,000 term loan facility maturing in July 2011 and a $300,000 revolving loan facility maturing in January 2011. The interest rate on the term loan reset to 6.31% effective January 3, 2006. On January 28, 2005, at the close of the Acquisition Transactions, Intelsat Bermuda borrowed $150,000 under the term loan facility. On February 28, 2005, an additional $200,000 was borrowed under the term loan facility to repay $200,000 due at maturity of the Company’s Eurobond 8.125% Notes. The term loan facility requires quarterly principal repayments of $875 with the remaining unpaid balance due at the maturity of the loan. As a result of the Transfer Transactions described below, Intelsat Sub Holdco assumed the liabilities of Intelsat Bermuda under the Senior Secured Credit Facility. No amounts were outstanding under the revolving loan facility as of December 31, 2005; however, $20,056 in letters of credit issued and outstanding under the facility and limitations under covenants contained in the credit agreement governing the Senior Secured Credit Facility (the “Credit Agreement”) reduced borrowing availability

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

under the revolving loan facility to $178,000. Intelsat Sub Holdco pays commitment fees of 0.375% per annum on the unused portion of the revolving loan facility. The Senior Secured Credit Facility is secured by a substantial portion of the Company’s assets. In addition, the Credit Agreement contains financial and operating covenants that, among other things, require Intelsat Sub Holdco to maintain financial coverage ratios, limit Intelsat Sub Holdco’s ability to pledge assets as security for additional borrowings and limit Intelsat Sub Holdco’s ability to pay dividends on its ordinary shares. On March 30, 2006, Intelsat and Intelsat Sub Holdco entered into a waiver to the Credit Agreement with the lenders under the Senior Secured Credit Facility to provide for a thirty day extension from March 30, 2006 to deliver financial statements and related documents required to be delivered to the lenders for the year ending December 31, 2005.

Also in connection with the Acquisition Transactions, Intelsat Bermuda issued $1,000,000 of floating rate senior notes due 2012 (8.695% interest rate at December 31, 2005 and 9.614% as of January 15, 2006), $875,000 of 8.25% senior notes due 2013 and $675,000 of 8.625% senior notes due 2015 (the “Acquisition Finance Notes”). The net proceeds from the borrowings under the Senior Secured Credit Facility and the Acquisition Finance Notes, together with the Equity Contribution and cash on hand, were used to consummate the Acquisition Transactions described in Note 3 and to pay related fees and expenses.

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

The registration rights agreement governing the Acquisition Finance Notes required Intelsat Sub Holdco to file a registration statement under the Securities Act of 1933 offering to exchange the original Acquisition Finance Notes for registered notes and to complete the exchange offer by January 23, 2006. Since Intelsat Sub Holdco did not complete the exchange offer by such date, additional interest of 0.25% per annum accrued on the Acquisition Finance Notes beginning January 23, 2006. The Company completed the exchange offer on March 13, 2006, at which time additional interest on the Acquisition Finance Notes ceased accruing.

The registration rights agreement governing the Senior Discount Notes requires Intelsat Bermuda to file a registration statement under the Securities Act of 1933 offering to exchange the original Senior Discount Notes for registered notes and to complete the exchange offer by February 27, 2006. Since Intelsat Bermuda did not complete the exchange offer by such date, additional interest of 0.25% per annum is accruing on the Senior Discount Notes beginning February 27, 2006 for up to 90 days, and the interest rate will increase by an additional 0.25% per annum for each subsequent 90-day period that such additional interest continues to accrue (not to exceed 1.0% per annum) until the exchange offer for the Senior Discount Notes is completed.

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

Required principal repayments of long-term debt, excluding payments on capital lease obligations, over the next five years and thereafter as of December 31, 2005 are as follows:

Year	Amount
2006	$3,500
2007	9,375
2008	408,500
2009	8,500
2010	8,500
2011 and thereafter	4,509,824

Total	$4,948,199

Except as described below, the fair values were based on publicly quoted prices. The fair value of the note payable to Lockheed Martin Corporation is assumed to equal the book value of the note, since payment of up to $15,000 of the $20,000 note balance is contingent upon the non-occurrence of certain events that are outside the control of the Company, such as certain governmental actions relating to a facility acquired in connection with the COMSAT World Systems transaction. Because of the contingency, the Company does not believe it is practicable to determine the fair value of the note. The Company believes the carrying values of the capital leases approximate their fair value.

14.	Retirement Plans and Other Retiree Benefits

(a)	Pension and other post-retirement benefits

Intelsat maintains a noncontributory defined benefit retirement plan covering substantially all employees hired prior to July 19, 2001. The cost of providing benefits to eligible participants under the defined benefit retirement plan is calculated by an actuary using the plan’s benefit formulas, which take into account the participants’ remuneration, dates of hire, years of eligible service, and certain actuarial assumptions. Effective January 1, 2006, certain cost-of-living adjustments and surviving spouse benefits that are attributable to pre-2002 accrued benefits, as defined, are limited to compensation earned through December 31, 2005; benefits accrued after December 31, 2005 will not be taken into account in determining a surviving child’s death benefit (as defined in the plan), and transfers into the plan from Intelsat’s Supplement Retirement Income Plan will be subject to certain limitations. Intelsat has historically funded the defined benefit retirement plan based on actuarial advice using the projected unit credit cost method. Concurrent with Intelsat’s privatization in 2001, the defined benefit retirement plan became subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Intelsat expects that its future contributions to the defined benefit retirement plan will be based on the minimum funding requirements of the Internal Revenue Code and on the plan’s funded status. Based on these criteria, the Company was not required to make additional contributions in 2005 to the defined benefit retirement plan, and it does not currently expect that it will be required to make any such contributions during 2006.

In addition, as part of its overall medical plan, Intelsat provides post-retirement medical benefits to certain current retirees, as well as to employees hired prior to January 1, 2004 who meet certain criteria. The program to provide these post-retirement medical benefits is unfunded, and the cost of this program is calculated by an actuary based on the level of benefits provided, years of service and certain other factors. Effective January 1, 2006, the Company amended its post-retirement medical benefits program to provide retiree medical benefits only to employees who remain continuously employed by the Company until retirement, who are enrolled in the

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

Company’s medical plan at retirement, and who meet all of the following requirements as of December 31, 2005: they are at least age 45, have completed at least five years of service, and have age plus years of service greater than or equal to 60.

Expenses for the Company’s defined benefit pension plan and for post-retirement medical benefits that are provided under the Company’s medical plan are developed from actuarial valuations. The following summarizes the projected benefit obligations, plan assets and funded status of the defined benefit pension plan, as well as the projected benefit obligations of the post-retirement medical benefits provided by the Company under its medical plan, each as of December 31, 2004 and 2005 based on valuation dates of September 30, 2004 and 2005.

	Predecessor Entity		Successor Entity
	2004	2004	2005	2005
	Pension Benefits	Other Post- retirement Benefits	Pension Benefits	Other Post- retirement Benefits
Change in benefit obligation
Benefit obligation, October 1	$308,127	$80,538	$331,307	$72,272
Service cost	5,942	4,179	4,705	3,753
Interest cost	18,078	4,009	18,685	4,073
Benefits paid	(19,891)	(2,675)	(33,437)	(2,717)
Plan amendments	—	(4,411)	—	—
Curtailment	1,356	(521)	—	—
Actuarial (gain)/loss	17,695	(8,847)	33,521	8,305

Benefit obligation, September 30	$331,307	$72,272	$354,781	$85,686

Change in plan assets
Plan assets at fair value October 1,	$279,034	$—	$297,740	$—
Actual return on plan assets	38,147	—	42,004	—
Benefits paid	(19,441)	—	(32,957)	—

Plan assets at fair value September 30,	$297,740	$—	$306,787	$—

Funded status of the plans
Funded status of the plans	$(33,567)	$(72,272)	$(47,994)	$(85,686)
Unrecognized net (gain)/loss	57,241	(1,238)	19,100	7,593
Unrecognized prior service cost	948	(4,839)	—	—
Unrecognized transition obligation	285	—	—	—
Fourth-quarter contributions to the plans	129	1,004	123	349
Amount included in other comprehensive income	(2,164)	—	—	—

Accrued benefits costs, December 31,	$22,872	$(77,345)	$(28,771)	$(77,744)

Discount rate	5.75%	5.75%	5.5%	5.5%
Expected rate of return on plan assets	9.0%	—	9.0%	—
Rate of compensation increase	3.5%	—	3.5%	—

Interest rates used in these valuations are key assumptions, including discount rates used in determining the present value of future benefit payments and expected return on plan assets, which are reviewed and updated on an annual basis. The Company considers current market conditions, including changes in interest rates, in making assumptions. In establishing the expected return on assets assumption, the Company reviews the asset allocations considering plan maturity and develops return assumptions based on different asset classes. The return assumptions are established after reviewing historical returns of broader market indexes, as well as historical

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

performance of the investments in the plan. The Company’s pension plan assets are managed in accordance with an investment policy adopted by the pension committee. The investment policy currently includes target allocation percentages of 65% for investments in equity securities and 35% for investments in fixed income securities. There are restrictions on investment managers to prevent the concentration of investments in the securities of any one company or industry, the purchase of tax-exempt securities, direct investments in commodities and short sales and to impose other restrictions.

Plan assets include investments in equity and bond funds, U.S. government securities and liquid reserve funds. The weighted-average asset allocation of our pension plan assets at September 30 were:

	Predecessor Entity	Successor Entity
	2004	2005
Asset Category
Equity securities	66%	66%
Debt securities	34%	34%

Total	100%	100%

The discount rate for pension costs was 6.75% for 2003, 6.0% for 2004, and 5.75% for the periods January 1, 2005 to January 31, 2005 and February 1, 2005 to December 31, 2005. Net periodic pension benefits costs include the following components for 2003, 2004, the period January 31 to January 31, 2005, and the period February 1 to December 31, 2005:

	Predecessor Entity			Successor Entity
	2003	2004	January 1 to January 31, 2005	February 1, to December 31, 2005
Service cost	$5,765	$5,942	$373	$4,332
Interest cost	19,030	18,078	1,583	17,102
Expected return on plan assets	(22,054)	(23,811)	(1,823)	(23,428)
Amortization of unrecognized transition asset	41	41	3	—
Amortization of unrecognized prior service cost	49	46	3	—
Amortization of unrecognized net loss	595	2,946	424	—

Net periodic cost	$3,426	$3,242	$563	$(1,994)

Net periodic other post-retirement benefit costs include the following components for 2003, 2004, the period January 31 to January 31, 2005, and the period February 1 to December 31, 2005:

	Predecessor Entity			Successor Entity
	2003	2004	January 1 to January 31, 2005	February 1, to December 31, 2005
Service cost	$5,177	$4,179	$313	$3,440
Interest cost	3,780	4,009	338	3,736
Amortization of unrecognized prior service cost	—	(877)	(89)	—
Amortization of unrecognized net gain	(809)	—	—	—

Total costs	$8,148	$7,311	$562	$7,176

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

Depending upon actual future health care claims experience, Intelsat’s actual costs may vary significantly from those projected above. As of September 30, 2004 and 2005, the assumed health care cost trend rate was a cost trend rate of 10%. This rate was assumed to decrease gradually to 5% by the year 2015 and to remain at that level of annual increase thereafter. Increasing the assumed health care cost trend rate by 1% each year would increase the other post-retirement benefits obligation as of September 30, 2005 by $8,638. Decreasing this trend rate by 1% each year would reduce the other post-retirement benefits obligation as of September 30, 2005 by $7,592. A 1% increase or decrease in the assumed health care cost trend rate would have increased or decreased the net periodic other post-retirement benefits cost for 2005 by $700 and $633, respectively. The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are as follows:

	Pension Benefits	Other Post- retirement Benefits
2006	$23,074	$3,956
2007	23,074	4,055
2008	23,897	4,388
2009	25,694	4,715
2010	30,776	5,139
2011 to 2015	198,173	32,922

Total	$324,688	$55,175

(b)	Other retirement plans

Intelsat maintains two defined contribution retirement plans for employees in the United States, one for employees who were hired before July 19, 2001 and another plan for employees hired on or after July 19, 2001. The Company recognized compensation expense of $2,666, $3,042 and $2,808 during 2003, 2004 and 2005 related to these defined contribution retirement plans. Intelsat also maintains an unfunded deferred compensation plan for executives; however, benefit accruals under the plan were discontinued during 2001. The accrued liability for the deferred compensation plan for executives was $1,544 and $1,572 as of December 31, 2004 and 2005, respectively. Intelsat maintains other defined contribution retirement plans in several non-U.S. jurisdictions.

15.	Shareholders’ Equity (Deficit)

As of December 31, 2004, the predecessor entity had ordinary and preference shares authorized consisting of the following: ordinary shares $3.00 par value, 216,666,666 2/3 shares authorized, 160,382,120 shares issued and outstanding, and 6,284,635 shares purchased by a subsidiary; and preference shares, $3.00 par value, 2,500,000 shares authorized, no shares issued or outstanding. At consummation of the Acquisition Transactions, all ordinary and preference shares of the predecessor entity were cancelled. The successor entity had a capital structure consisting of 12,000 authorized ordinary shares with a $1.00 par value. All 12,000 shares were issued effective January 28, 2005 and remained outstanding as December 31, 2005. Paid-in capital recorded upon the Acquisition Transactions represents amounts in excess of par value contributed to the Company during the Acquisition Transactions.

16.	Employee Stock Plans

Prior to the consummation of the Acquisition Transactions, the Company had two stock-based employee compensation plans, the 2001 Share Option Plan (the “2001 Plan”) and the 2004 Share Incentive Plan (the “2004

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

Plan”). The Plans provided for the granting of stock options, stock appreciation rights, performance awards, restricted stock awards and other stock unit awards to eligible employees and directors. Options granted under both plans had an exercise price equal to the estimated fair value of the underlying ordinary shares on the date of grant and options awarded generally vested over 3 years following the date of grant. As of December 31, 2004, 594,269 restricted shares and 128,381 restricted share units had been awarded under the 2004 Plan.

At the closing of the Acquisition Transactions, all outstanding awards under the 2001 Plan vested, in the money awards were cashed out, and all other awards were cancelled. All outstanding awards made under the 2004 Plan were canceled as part of the Acquisition Transactions, and unvested awards were converted into deferred compensation accounts. The opening balance for each deferred compensation account was the excess of $18.75 over the exercise price of the relevant award made under the 2004 Plan. Generally, deferred compensation plus interest is payable to employees in accordance with vesting schedules in the original 2004 Plan awards, and unvested amounts will be forfeited upon employee termination. Approximately $15,200 was paid from the deferred compensation accounts as part of the Acquisition Transactions, and $7,200 was paid from the deferred compensation accounts for the successor period ended December 31, 2005. As of December 31, 2005, up to $14,193 in deferred compensation remains payable, with vesting through June 2007. The Company records compensation expense over the remaining vesting period following the conversion to deferred compensation, and $7,498 was expensed for the successor period ended December 31, 2005. A summary of the share option activity for the predecessor entity is presented below:

	Share Options Outstanding	Weighted- Average Exercise Price
Outstanding at January 1, 2003	2,907,345	$18.80
Granted	397,564	14.90
Cancelled	(76,523)	18.76

Outstanding at December 31, 2003	3,228,386	18.32
Granted	3,542,268	13.00
Cancelled	(377,951)	18.71

Outstanding at December 31, 2004	6,392,703	15.35
Cancelled upon closing Acquisition Transactions	(6,392,703)	13.00 to 18.80

Outstanding at December 31, 2005	—	—

The weighted-average fair value of the options granted during 2003 and 2004 was $2.78 and $2.58 at the respective grant dates. No options were granted during the period from January 1 to January 31, 2005 or the period February 1 to December 31, 2005. The fair value of each option was estimated on the grant date using the Black-Scholes option-pricing model, the minimum value method for expected volatility, and the following other assumptions for grants made in the respective years:

	2003	2004
Risk-free interest rate	4.2%	4.47%
Expected term	5 years	5 years
Dividend yield	—	—

The Board of Directors of Intelsat Holdings adopted the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”) on May 4, 2005, pursuant to which up to 1,124,296 ordinary shares were reserved for

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

grant to employees and directors of Intelsat Holdings and its direct and indirect subsidiaries. The Plan permits granting of awards in the form of incentive share options, nonqualified share options, restricted shares, restricted share units, share appreciation rights, phantom shares and performance awards. Restricted shares totaling 928,978 awarded under the 2005 Share Plan were outstanding as of December 31, 2005. Of these shares, 725,282 shares were awarded under employment agreements to various executive officers of the Company. These shares are subject to transfer, vesting and other restrictions as set forth in the applicable employment agreements. A portion of these restricted shares generally vest over sixty months, subject to the executive’s continued employment with the Company. The vesting of certain of the shares awarded is also subject to the meeting of certain performance criteria similar in nature to the performance criteria described below. Lastly, a portion of these restricted shares are subject to immediate vesting under certain circumstances.

All of the remaining 203,696 restricted shares outstanding at December 31, 2005 had been granted to employees of Intelsat Holdings and its subsidiaries effective as of January 28, 2005 pursuant to restricted share agreements. These restricted share agreements include transfer and other restrictions, and provide for vesting principally as follows: 50% of the shares awarded are time vesting shares, with 7/60 of the time vesting shares vesting on August 1, 2005 and the remainder of the time vesting shares vesting in fifty-three equal monthly installments of 1/60 of the shares per month beginning September 1, 2005; and the remaining 50% of such restricted shares awarded are performance shares that vest if and when prior to the eighth anniversary of January 28, 2005 the Investors have received a cumulative total return between 2.5 to 3 times the amounts invested by the Investors. Outstanding performance shares not vested by the eighth anniversary of their award shall be forfeited. Recipients of awards who terminate employment with Intelsat Holdings or its subsidiaries will forfeit unvested shares awarded, except that performance shares will remain outstanding for 180 days and will vest if performance vesting criteria are met within 180 days following termination without cause. Intelsat Holdings may repurchase vested shares following termination of employment of recipients of awards at fair market value (as defined in the 2005 Share Plan). Further details of vesting and other restrictions are set forth in the restricted share agreements themselves. The restricted shares awarded during 2005 had a fair value of $2.15 per share.

Except for the performance shares described above, the Company recognizes compensation expense for the share awards over the vesting period based on the fair market value of the shares at the award date. Compensation expense for the time vesting shares for the period February 1 to December 31, 2005 was approximately $183. The Company did not recognize any compensation expense for performance shares during the period February 1 to December 31, 2005 since there were no shares that met the vesting requirements.

17.	Income Taxes

The provision for income taxes from continuing operations consisted of the following:

	Predecessor Entity			Successor Entity
	2003	2004	January 1, 2005 to January 31, 2005	February 1, 2005 to December 31, 2005
Current	$8,088	$5,947	$3,815	$28,621
Deferred	18,041	12,700	585	(5,849)

Total provision for income taxes	$26,129	$18,647	$4,400	$22,772

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

Because Bermuda does not currently impose an income tax, Intelsat’s statutory tax rate is zero. The difference between tax expense reported in the accompanying consolidated statements of operations and tax computed at statutory rates is attributable to the provision for foreign taxes, which were principally U.S. and U.K. taxes. The components of the net deferred tax asset were as follows:

	Predecessor Entity	Successor Entity
	As of December 31,	As of December 31,
	2004	2005
Deferred tax assets:
Accrued liabilities	$2,920	$4,569
Bad debt reserve	9,098	6,169
Amortizable and non-amortizable intangible assets	—	6,425
Accrued retirement benefits	21,582	42,077
Net operating loss carryforward	1,081	407
Alternative minimum tax credit carryforward	745	—

Total deferred tax assets	35,426	59,647

Deferred tax liabilities:
Satellites and other property and equipment	(30,617)	(54,514)
Amortizable and non-amortizable intangible assets	(2,340)	—
Accrued liabilities	(245)	—
Unrealized gain on available-for-sale securities	(983)	(111)
Other	—	(997)

Total deferred tax liabilities	(34,185)	(55,622)

Total net deferred tax assets	$1,241	$4,025

Current deferred tax assets and liabilities net to a current deferred tax asset of $12,854 and $10,751 as of December 31, 2004 and 2005, respectively. Non-current deferred tax assets and liabilities net to a non-current deferred tax liability of $11,613 as of December 31, 2004. Non-current deferred tax assets were $6,844, and non-current deferred tax liabilities were $13,570 as of December 31, 2005. Non-current deferred tax assets are included in other assets and non-current deferred tax liabilities are included in other long-term liabilities as of December 31, 2005.

As of December 31, 2005, the Company had not provided a valuation allowance against any deferred tax assets. The Company believes it will fully utilize its deferred tax assets against reversing future taxable temporary differences and against the future taxable income earned by its subsidiaries in taxable jurisdictions. Under the Company’s operating structure, the operating margins of its subsidiaries in taxable jurisdictions, principally the U.S. and the U.K., are controlled by various intercompany agreements which provide these subsidiaries with predictable operating profits. As of December 31, 2005, the Company had a U.S. state tax loss carryforward of $12,484 which will expire in 2026.

The U.S. federal income tax returns of Intelsat Global Service Corporation, an indirect subsidiary of the Company, for the period July 19, 2001 to December 31, 2001 and the tax years ended December 31, 2002 and 2003 are currently under examination by the Internal Revenue Service. The income tax return for Intelsat Global Sales & Marketing Ltd., a U.K. indirect subsidiary of the Company, for the years ended December 31, 2001, 2002 and 2003 is currently under examination by U.K. tax authorities. As a result of the Company’s operating

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

structure, the Company and its affiliates have entered into various intercompany agreements which have been, at least in part, the focus of the tax authorities in both the U.S. and the U.K. While the ultimate outcome of such examinations cannot be predicted, the company provides for such contingencies as part of its yearly tax provision.

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

18.	Contractual Commitments

In the further development and operation of Intelsat’s commercial global communications satellite system, significant additional expenditures are anticipated. The portion of these additional expenditures represented by contractual commitments as of December 31, 2005 and the expected year of payment are as follows:

	Capital leases	Satellite performance incentives and other capital	Operating leases	Total
2006	$7,597	$73,135	$16,382	$97,114
2007	9,200	40,198	5,810	55,208
2008	9,200	71,703	3,673	84,576
2009	5,479	45,469	2,592	53,540
2010	—	5,372	1,852	7,224
2011 and thereafter	—	22,156	18,127	40,283

	31,476	258,033	48,436	337,945
Less: amount representing interest	(3,505)	(12,877)	—	(16,382)

Total net commitments	$27,971	$245,156	$48,436	$321,563

Due to the nature of its business, Intelsat has large contracts for satellite construction and launch services and pays significant amounts to a limited number of suppliers for assets and services scheduled for future delivery. Intelsat leases space in its Washington, D.C. building to various tenants. As of December 31, 2005, the minimum rental income anticipated with respect to these leases is approximately $15,595, of which $9,081 is expected to be received during the next five years. Rental income is included in other income in the accompanying consolidated statements of operations.

19.	Contingencies

(a)	Insurance

As of December 31, 2005, Intelsat did not have in-orbit insurance coverage for its satellites. The in-orbit satellites had a net book value in aggregate of $2,768,879 as of December 31, 2005.

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

(b)	Litigation and claims

The Company is subject to litigation in the normal course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on the Company’s financial position or results of operations.

Two putative class action complaints that were filed against Intelsat, Ltd. and Intelsat Global Service Corporation in 2004 in the U.S. District Court for the District of Columbia by certain named plaintiffs who are Intelsat retirees, spouses of retirees or surviving spouses of deceased retirees, were consolidated into a single case. The complaint, which has been amended several times, arose out of a resolution adopted by the governing body of the IGO prior to privatization regarding medical benefits for retirees and their dependents. The plaintiffs allege that Intelsat wrongfully modified health plan terms to deny coverage to surviving spouses and dependents of deceased Intelsat retirees, thereby breaching the fiduciary duty obligations of the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the “contract” represented by the IGO resolution. In addition, the plaintiffs allege fraudulent misrepresentation and promissory estoppel. They seek a declaratory ruling that putative class members would be entitled to unchanged health plan benefits in perpetuity, injunctive relief prohibiting any changes to these benefits, a judgment in the amount of $112,500, compensatory and punitive damages in the amount of $1,000,000, and attorneys’ fees and costs. The court has granted the Company’s motion to dismiss most of the fraud claims, although in subsequent amendments plaintiffs have restated them. The court authorized very limited discovery, which is underway, and the Company filed a motion for summary judgment on January 31, 2006. The plaintiffs’ response was filed on February 27, 2006, and the Company filed its reply on March 21, 2006. The plaintiffs also filed a motion for partial summary judgment motion on March 23, 2006, seeking a ruling that Intelsat may not rely as a defense upon the immunity of its predecessor IGO, and the Company filed its opposition on April 11, 2006.

It is the Company’s position that the IGO resolution does not create obligations that are enforceable against Intelsat, Ltd. or Intelsat Global Service Corporation. The Company intends to continue to defend vigorously against all allegations made in the amended and consolidated complaint.

(c)	MFC and LCO protections

Most of the customer service commitments entered into prior to the privatization were transferred to Intelsat pursuant to novation agreements. These agreements contain provisions, including provisions for most favored customer (“MFC”) and lifeline connectivity obligation (“LCO”) protections, which constrain Intelsat’s ability to price services in some circumstances. MFC protection, which continues until July 18, 2006, entitles eligible customers to the lowest rate Intelsat charges after July 18, 2001 for satellite capacity having substantially the same technical and commercial terms, subject to limited exceptions. Intelsat management does not believe that the MFC terms significantly restrict the Company’s ability to price services competitively. Intelsat’s LCO contracts require the Company to provide customers with the right to renew their service commitments covered by LCO contracts at prices no higher than the prices charged for those services on the privatization date. Under some circumstances, Intelsat may also be required by an LCO contract to reduce the price for a service commitment covered by the contract. LCO protection may continue until July 18, 2013. As of December 31, 2005, Intelsat has not been required to reduce prices for its LCO-protected service commitments. However, there can be no assurances that Intelsat will not be required to reduce prices in the future under its MFC and LCO commitments.

(d)	ORBIT Act

On April 15, 2005, the FCC issued an order in which it found that Intelsat had substantially diluted the ownership interests of the former Signatories and, thus, was in compliance with all of the privatization

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

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

20.	Business Segment and Geographic Information

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

The geographic distribution of Intelsat’s revenue was as follows:

	Predecessor Entity			Successor Entity
	2003	2004	January 1 to January 31, 2005	February 1 to December 31, 2005
North America	26%	35%	44%	42%
Europe	25%	22%	19%	20%
Africa and Middle East	20%	20%	19%	19%
Asia Pacific	16%	12%	9%	10%
Latin America and Caribbean	13%	11%	9%	9%

Approximately 5%, 4%, and 4% of Intelsat’s revenue was derived from its largest customer in 2003, 2004, and 2005, respectively. No other single customer accounted for more than 5% of revenue in any of those years. The ten largest customers accounted for approximately 35% of Intelsat’s revenue in 2003, approximately 28% of Intelsat’s revenue in 2004, and approximately 22% of Intelsat’s revenue in 2005. For the years ended December 31, 2003 and 2004, the period January 1 to January 31, 2005, and the period February 1 to December 31, 2005, revenues were derived from the following services:

	Predecessor Entity			Successor Entity
	2003	2004	January 1 to January 31, 2005	February 1 to December 31, 2005
Lease	$600,446	$690,598	$63,727	$695,658
Channel	306,041	264,616	22,261	200,993
Managed solutions	35,196	75,556	7,303	103,583
Mobile satellite services and other	4,435	13,136	4,626	73,332

Total	$946,118	$1,043,906	$97,917	$1,073,566

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

21.	Related Party Transactions

(a)	Shareholders agreement

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

(b)	Monitoring fee agreement and transaction fee

In connection with the closing of the Acquisition Transactions, Intelsat Bermuda entered into a monitoring fee agreement (“MFA”) with Intelsat Holdings and the Sponsors, or affiliates of, or entities advised by, designated by or associated with, the Sponsors as the case may be (collectively, the “MFA parties”), pursuant to which the MFA parties provide certain monitoring, advisory and consulting services to Intelsat. Pursuant to the MFA, Intelsat Sub Holdco is obligated to pay an annual fee equal to the greater of $6,250 and 1.25% of adjusted EBITDA (as defined in the indenture governing the Acquisition Finance Notes), and to reimburse the MFA parties for their out-of-pocket expenses. Intelsat Sub Holdco has also agreed to indemnify the MFA parties and their directors, officers, employees, agents and representatives for losses relating to the services contemplated by the MFA and the engagement of the MFA parties pursuant to, and the performance by them of the services contemplated by, the MFA. To the extent permitted by the agreements and indentures governing indebtedness of Intelsat Sub Holdco and its subsidiaries, on a change of control or qualified initial public offering, the Sponsors may at their option receive a lump sum payment equal to the then present value of all then current and future monitoring fees payable, assuming a termination date of January 28, 2017. Intelsat recorded expense for services associated with these fees of $9,501 during the period January 1 to January 31, 2005 and $12,000 during the period February 1 to December 31, 2005.

As payment for certain structuring and advisory services rendered, Intelsat paid an aggregate transaction and advisory fee of $50,000 to the MFA parties upon the closing of the Acquisition Transactions. On May 13, 2005, the MFA parties waived a portion of the annual fee they were entitled to receive under the MFA with respect to fiscal 2004.

(c)	Ownership by management

As part of the Acquisition Transactions, certain members of management purchased preferred and common equity of Intelsat Holdings and were granted restricted common equity of Intelsat Holdings.

(d)	Sponsor investment

In April 2005, SkyTerra Communications, Inc. (“SkyTerra”), an affiliate of Apollo, one of the Sponsors, indirectly acquired 50% of the Class A units of Hughes Network Systems, LLC (“HNS”), one of the Company’s corporate network services customers. On December 31, 2005, Hughes Communications, Inc. (“Hughes Communications”) acquired these Class A units pursuant to a separation agreement under which SkyTerra contributed to Hughes Communications certain of SkyTerra’s assets and liabilities, including the 50% Class A membership interest in HNS owned at that time by SkyTerra. On January 1, 2006, Hughes Communications acquired the remaining 50% of HNS Class A membership interests. On February 21, 2006, SkyTerra and Hughes Communications separated into two publicly owned companies when SkyTerra, which then owned all of the outstanding shares of Hughes Communications common stock, distributed those shares to each holder of

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

SkyTerra’s common, non-voting common and preferred stock and its Series 1-A and 2-A warrants. As a result of the distribution, Apollo, the controlling stockholder of SkyTerra, became the controlling stockholder of Hughes Communications.

(e)	Dividends

On February 11, 2005, Intelsat and Finance Co. issued the Senior Discount Notes, which yielded $305,348 in proceeds. These proceeds, plus other cash on hand, were distributed by Intelsat Bermuda to its parent, Intelsat, and by Intelsat to Intelsat Holdings, for a total distribution of $305,889. Intelsat Holdings used those funds to repurchase a portion of the outstanding preferred shares of Intelsat Holdings, some of which were held by certain members of Intelsat management.

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

The Company has an engagement contract with FTI Palladium Partners, a division of FTI Consulting, Inc., a corporate finance consulting firm, pursuant to which it provides interim management services. During 2005, the Company recorded $2,576 of expenses for services provided by FTI Palladium Partners.

(g)	Shareholder collateral and other deposits

Until the consummation of the Acquisition Transactions on January 28, 2005, certain of Intelsat’s shareholders and their affiliates were related parties of Intelsat. Following the Acquisition Transactions, they no longer are related parties. Included in accounts payable and accrued liabilities in the accompanying 2004 consolidated balance sheet are collateral and other deposits held from customers that were also shareholders of Intelsat, Ltd. prior to the Acquisition Transactions in the amount of $14,204 at December 31, 2004.

22.	Quarterly Results of Operations (unaudited)

The summary financial information below includes the predecessor entity for periods prior to the Acquisition Transactions and the successor entity for periods following the Acquisition Transactions.

	Quarter ended
	March 31	June 30	September 30	December 31
2004 (Predecessor Entity)
Revenue	$233,913	$260,377	$266,247	$283,369
Operating income (loss)	63,085	64,589	64,610	(27,134)
Income (loss) form continuing operations	20,607	24,667	10,714	(50,738)
Loss from discontinued operations	(3,852)	(6,163)	(27,794)	(6,120)
Net income (loss)	16,755	18,504	(17,080)	(56,858)

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

	Predecessor Entity	Successor Entity
	For the period January 1 to January 31	For the period February 1 to March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31
2005
Revenue	$97,917	$195,257	$289,824	$293,599	$294,886
Operating income (loss)	(93,139)	28,986	50,899	51,037	52,549
Loss from continuing operations	(109,726)	(41,925)	(53,409)	(54,510)	(65,714)
Net loss	(109,726)	(41,925)	(53,409)	(54,510)	(65,714)

The Company’s quarterly revenues and operating income are not impacted by seasonality since customer contracts for satellite utilization are generally long-term. The decline in operating income during the quarter ended December 31, 2004 was due to the one-time charge of approximately $84,400 related to the partial failure of the IA-7 satellite. The decline in operating income during the period January 1 to January 31, 2005 was due to the one-time charge of approximately $69,200 related to the failure of the IS-804 satellite and costs incurred in connection with the Acquisition Transactions. Subsequent to the Acquisition Transactions, the Company’s net loss is related to additional interest expense associated with debt incurred in connection with the Acquisition Transactions.

23.	Revised Presentation of Cash Flow of Discontinued Operations

In 2005, the company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

24.	Supplemental Consolidating Financial Information

In connection with the Acquisition Transactions and subsequent amalgamations, Intelsat Sub Holdco issued $2.55 billion of Acquisition Finance Notes. The Acquisition Finance Notes are fully and unconditionally guaranteed, jointly and severally, by the Company, its wholly owned direct subsidiary, Intelsat Bermuda (Parent Guarantor), and certain other wholly owned indirect subsidiaries of the Company (the Subsidiary Guarantors). Separate financial statements of the Parent Guarantor and the Subsidiary Guarantors are not presented because management believes that such financial statements would not be material to investors. Investments in subsidiaries in the following condensed consolidating financial information are accounted for under the equity method of accounting. Consolidating adjustments include the following:

•	Elimination of investment in subsidiaries

•	Elimination of intercompany accounts

•	Elimination of intercompany sales between guarantor and non-guarantor subsidiaries; and

•	Elimination of equity in earnings of subsidiaries.

On February 14, 2006, Intelsat Sub Holdco used cash generated from operating activities of its subsidiaries to pay a dividend of approximately $63.7 million to its parent, Intelsat Bermuda, which in turn paid a dividend of that same amount to its parent, Intelsat, Ltd. This cash is used to fund operating expenses of Intelsat, Ltd., to make interest payments on Intelsat, Ltd.’s 5.25% senior notes due 2008, and to allow Intelsat Holdings to repurchase shares of common stock of departing members of management of Intelsat, Ltd. and its subsidiaries.

INTELSAT, LTD. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2005

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subholdco	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(Parent Guarantor)	(Parent Guarantor)
ASSETS:
Current assets:
Cash and cash equivalents	$65	$—	$341,204	$7,501	$18,801	$(7,501)	$360,070
Receivables	—	—	172,171	171,304	30,680	(170,703)	203,452
Deferred income taxes	—	—	6,334	6,334	4,418	(6,334)	10,752
Intercompany receivables	—	—	1,005,471	—	—	(1,005,471)	—

Total current assets	65	—	1,525,180	185,139	53,899	(1,190,009)	574,274
Satellites and other property and equipment, net	—	—	3,277,809	3,274,112	49,531	(3,274,111)	3,327,341
Amortizable intangible assets, net	—	—	493,263	—	—	—	493,263
Non-amortizable intangible assets, net	—	—	560,000	—	—	—	560,000
Goodwill	—	—	111,388	—	—	—	111,388
Investment in affiliate	2,187,132	2,518,357	(40,267)	(40,267)	—	(4,585,024)	39,931
Other assets	725	12,864	167,990	78,307	7,271	(78,910)	188,247

Total assets	$2,187,922	$2,531,221	$6,095,363	$3,497,291	$110,701	$(9,128,054)	$5,294,444

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$—	$—	$11,097	$7,597	$—	$(7,597)	$11,097
Accounts payable and accrued liabilities	28,938	—	288,043	159,779	15,927	(159,780)	332,907
Deferred satellite performance incentives	—	—	7,418	7,418	—	(7,418)	7,418
Deferred revenue	—		23,518	23,518	6,625	(23,518)	30,143
Intercompany payables	834,820	13,265	—	465,619	157,386	(1,471,090)	—

Total current liabilities	863,758	13,265	330,076	663,931	179,938	(1,669,403)	381,565
Long-term debt, net of current portion	1,524,943	330,823	2,934,250	40,375	—	(40,375)	4,790,016
Deferred satellite performance incentives, net of current portion	—	—	36,027	36,027	—	(36,027)	36,027
Deferred revenue, net of current portion	—	—	157,580	157,580	—	(157,580)	157,580
Accrued retirement benefits	—	—	107,778	107,778	—	(107,778)	107,778
Other long-term liabilities	5,486	—	11,296	14,623	10,960	(14,622)	27,743

Total liabilities	2,394,187	344,088	3,577,007	1,020,314	190,898	(2,025,785)	5,500,709

Shareholders’ equity (deficit):
Ordinary shares	12	—	12	—	25	(37)	12
Other shareholders’ equity (deficit)	(206,277)	2,187,133	2,518,344	2,476,977	(80,222)	(7,102,232)	(206,277)

Total shareholders’ equity (deficit)	(206,265)	2,187,133	2,518,356	2,476,977	(80,197)	(7,102,269)	(206,265)

Total liabilities and shareholders’ equity (deficit)	$2,187,922	$2,531,221	$6,095,363	$3,497,291	$110,701	$(9,128,054)	$5,294,444

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2004

(in thousands)

	Intelsat, Ltd.	Subholdco	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(Parent Guarantor)
ASSETS:
Current assets:
Cash and cash equivalents	$130,514	$7,407	$7,276	$3,399	$(7,276)	$141,320
Receivables	—	245,581	245,578	37,233	(241,778)	286,614
Deferred income taxes	—	11,008	5,165	1,846	(5,165)	12,854
Intercompany receivables	—	311,087	—	—	(311,087)	—

Total current assets	130,514	575,083	258,019	42,478	(565,306)	440,788
Satellites and other property and equipment, net	—	3,596,662	3,593,045	40,694	(3,593,044)	3,637,357
Amortizable intangible assets, net	—	86,021	2,000	18,591	(2,000)	104,612
Non-amortizable intangible assets	—	255,002	255,002	—	(255,002)	255,002
Goodwill	—	57,608	—	73,221	—	130,829
Investment in affiliate	4,231,074	44,908	44,908	—	(4,268,644)	52,246
Other assets	60,541	116,200	116,200	504	(120,023)	173,422

Total assets	$4,422,129	$4,731,484	$4,269,174	$175,488	$(8,804,019)	$4,794,256

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$200,000	$—	$—	$—	$—	$200,000
Accounts payable and accrued liabilities	45,734	159,896	148,071	40,845	(148,071)	246,474
Deferred satellite performance incentives	—	7,968	7,968	—	(7,968)	7,968
Deferred revenue	—	37,657	37,656	1,908	(37,655)	39,566
Capital lease obligations	—	5,569	5,569	—	(5,569)	5,569
Intercompany payables	171,013	—	2,653,274	140,074	(2,964,361)	—

Total current liabilities	416,747	211,090	2,852,538	182,827	(3,163,625)	499,577
Long-term debt, net of current portion	1,694,595	47,972	27,971	—	(27,972)	1,742,566
Deferred satellite performance incentives, net of current portion	—	48,806	48,806	—	(48,806)	48,806
Deferred revenue, net of current portion	—	123,992	123,992	—	(123,992)	123,992
Accrued retirement benefits	—	56,016	56,016	—	(56,016)	56,016
Other long-term liabilities	4,966	12,535	12,536	—	(12,559)	17,478

Total liabilities	2,116,308	500,411	3,121,859	182,827	(3,432,970)	2,488,435

Shareholder’s equity:
Ordinary shares	500,000	12	—	25	(37)	500,000
Other shareholders’ equity	1,805,821	4,231,061	1,147,315	(7,364)	(5,371,013)	1,805,821

Total shareholders’ equity	2,305,821	4,231,073	1,147,315	(7,339)	(5,371,050)	2,305,821

Total liabilities and shareholders’ equity	$4,422,129	$4,731,484	$4,269,174	$175,488	$(8,804,019)	$4,794,256

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD FEBRUARY 1, 2005 TO DECEMBER 31, 2005

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subholdco	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(Parent Guarantor)	(Parent Guarantor)
Revenue	$—	$—	$968,260	$968,260	$221,754	$(1,084,708)	$1,073,566

Operating expenses:
Direct cost of revenue	—	—	204,342	1,083,400	190,528	(1,261,662)	216,608
Selling, general and administrative	23,898	1,924	39,639	11,745	11,883	50,069	139,158
Depreciation and amortization	—	—	528,424	492,213	5,905	(492,213)	534,329

Total operating expenses	23,898	1,924	772,405	1,587,358	208,316	(1,703,806)	890,095

Operating income (loss) from continuing operations	(23,898)	(1,924)	195,855	(619,098)	13,438	619,098	183,471
Interest expense	164,040	25,805	236,089	133,998	11,677	(194,650)	376,959
Interest income	4,231	—	63,017	55,301	2,916	(115,953)	9,512
Subsidiary income (loss)	(30,788)	(3,009)	2,757	2,757	—	28,283	—
Other income (expense), net	—	—	(9,403)	(9,451)	643	9,401	(8,810)

Income (loss) from continuing operations before income taxes	(214,495)	(30,738)	16,137	(704,489)	5,320	735,479	(192,786)
Provision for income taxes	1,063	—	19,146	20,931	2,563	(20,931)	22,772

Net income (loss)	$(215,558)	$(30,738)	$(3,009)	$(725,420)	$2,757	$756,410	$(215,558)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2005 TO JANUARY 31, 2005

(in thousands)

	Intelsat, Ltd.	Subholdco	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(Parent Guarantor)
Revenue	$—	$86,449	$86,449	$19,524	$(94,505)	$97,917

Operating expenses:
Direct cost of revenue	—	31,833	98,769	15,545	(119,208)	26,939
Selling, general and administrative	47,584	(5,421)	(5,421)	897	17,804	55,443
Depreciation and amortization	—	38,384	37,924	800	(37,924)	39,184
Impairment of asset value	—	69,227	69,227	—	(69,227)	69,227
Restructuring costs	—	263	263	—	(263)	263

Total operating expenses	47,584	134,286	200,762	17,242	(208,818)	191,056

Operating income (loss) from continuing operations	(47,584)	(47,837)	(114,313)	2,282	114,313	(93,139)
Interest expense	12,685	553	553	3	(553)	13,241
Interest income	191	—	—	—	—	191
Subsidiary income (loss)	(49,648)	2,011	2,011	—	45,626	—
Other income (expense), net	—	734	734	77	(682)	863

Income (loss) from continuing operations before income taxes	(109,726)	(45,645)	(112,121)	2,356	159,810	(105,326)
Provision for income taxes	—	4,052	462	348	(462)	4,400

Net income (loss)	$(109,726)	$(49,697)	$(112,583)	$2,008	$160,272	$(109,726)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004

(in thousands)

	Intelsat, Ltd.	Subholdco	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(Parent Guarantor)
Revenue	$—	$1,034,700	$1,034,700	$95,384	$(1,120,878)	$1,043,906

Operating expenses:
Direct cost of revenue	—	262,032	1,150,374	78,854	(1,313,007)	178,253
Selling, general and administrative	42,266	27,142	23,502	6,248	52,953	152,111
Depreciation and amortization	—	453,298	446,431	4,074	(446,431)	457,372
Impairment of asset value	—	84,380	84,380	—	(84,380)	84,380
Restructuring costs	—	6,640	6,640	—	(6,640)	6,640

Total operating expenses	42,266	833,492	1,711,327	89,176	(1,797,505)	878,756

Operating income (loss) from continuing operations	(42,266)	201,208	(676,627)	6,208	676,627	165,150
Interest expense	135,789	7,596	6,194	14	(6,194)	143,399
Interest income	4,497	20	20	13	(20)	4,530
Subsidiary income (loss)	134,878	1,969	1,969	—	(138,816)	—
Other income (expense), net	—	(2,235)	(2,235)	(149)	2,235	(2,384)

Income (loss) from continuing operations before income taxes	(38,680)	193,366	(683,067)	6,058	546,220	23,897
Provision for income taxes	—	14,557	18,433	4,090	(18,433)	18,647

Income (loss) from continuing operations	(38,680)	178,809	(701,500)	1,968	564,653	5,250
Loss from discontinued operations	—	—	—	(43,929)	—	(43,929)

Net income (loss)	$(38,680)	$178,809	$(701,500)	$(41,961)	$564,653	$(38,679)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2003

(in thousands)

	Intelsat, Ltd.	Subholdco	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(Parent Guarantor)
Revenue	$—	$954,246	$948,650	$35,254	$(992,032)	$946,118

Operating expenses:
Direct cost of revenue	—	220,565	1,059,467	29,334	(1,177,194)	132,172
Selling, general and administrative	18,698	31,004	27,920	3,769	48,065	129,456
Depreciation and amortization	—	400,247	397,842	1,880	(399,484)	400,485
IS-10-01 contract termination cost	—	(3,000)	(3,000)	—	3,000	(3,000)
Restructuring costs	—	(837)	(837)	—	837	(837)

Total operating expenses	18,698	647,979	1,481,392	34,983	(1,524,776)	658,276

Operating income (loss) from continuing operations	(18,698)	306,267	(532,742)	271	532,744	287,842
Interest expense	88,879	10,098	8,553	10	(8,538)	99,002
Interest income	1,916	51	51	5	(51)	1,972
Subsidiary income (loss)	286,836	(3,286)	(3,286)	—	(280,264)	—
Other income (expense), net	(56)	19,075	19,172	(480)	(19,155)	18,556

Income (loss) from continuing operations before income taxes	181,119	312,009	(525,358)	(214)	241,812	209,368
Provision for income taxes	—	23,052	16,752	3,077	(16,752)	26,129

Income (loss) from continuing operations	181,119	288,957	(542,110)	(3,291)	258,564	183,239
Loss from discontinued operations	—	—	—	(2,120)	—	(2,120)

Net income (loss)	$181,119	$288,957	$(542,110)	$(5,411)	$258,564	$181,119

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FEBRUARY 1, 2005 TO DECEMBER 31, 2005

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subholdco	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(Parent Guarantor)	(Parent Guarantor)
Cash flows from operating activities	$(189,929)	$—	$615,079	$605,207	$70,527	$(607,256)	$493,628

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	—	(122,337)	(122,337)	(10,217)	122,337	(132,554)
Advances to/from subsidiaries, net	389,937	4,761	(349,097)	(494,234)	(47,599)	496,232	—
Investment in subsidiaries	504,689	198,823	—	—	—	(703,512)	—
Proceeds from insurance receivable	—	—	19,759	19,759	—	(19,759)	19,759

Net cash used in investing activities	894,626	203,584	(451,675)	(596,812)	(57,816)	(104,702)	(112,795)

Cash flows from financing activities:
Repayments of long-term debt	(200,000)	—	(2,625)	—	—	—	(202,625)
Proceeds from bond issuance	—	305,348	—	—	—	—	305,348
Payment of bond issuance costs	—	(4,243)	—	—	—	—	(4,243)
Proceeds from credit facility borrowings	—	—	200,000	—	—	—	200,000
Principal payment on deferred satellite performance incentives	—	—	(4,621)	(4,621)	—	4,621	(4,621)
Principal payments on capital lease obligations	—	—	(5,568)	(5,568)	—	5,568	(5,568)
Dividends to shareholder	(504,689)	(504,689)	(198,823)	—	—	703,512	(504,689)

Net cash provided by (used in) financing activities	(704,689)	(203,584)	(11,637)	(10,189)	—	713,701	(216,398)
Effect of exchange rate changes on cash	—	—	—	—	953	—	953

Net change in cash and cash equivalents	8	—	151,767	(1,794)	13,664	1,743	165,388
Cash and cash equivalents, beginning of period	57	—	189,438	9,295	5,137	(9,245)	194,682

Cash and cash equivalents, end of period	$65	$—	$341,205	$7,501	$18,801	(7,502)	$360,070

Note:	The increase in cash between the predecessor entity ending balance and the successor entity opening balance is due to the retention by Intelsat, Ltd. of approximately $5 million in acquisition financing proceeds.

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD JANUARY 1, 2005 TO JANUARY 31, 2005

(in thousands)

	Intelsat, Ltd.	Subholdco	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(Parent Guarantor)
Cash flows from operating activities	$(8,085)	$61,087	$42,008	$1,813	$(85,439)	$11,384

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	(953)	(953)	—	953	(953)
Advances to/from subsidiaries, net	(5,133)	5,133	—	—	—	—
Investment in subsidiaries	(155,800)	155,800	—	—	—	—
Proceeds from insurance receivable	38,561	(38,561)	(38,561)	—	77,122	38,561

Net cash provided by (used in) investing activities	(122,372)	121,419	(39,514)	—	78,075	37,608

Cash flows from financing activities:
Principal payment on deferred satellite performance incentives	—	(475)	(475)	—	475	(475)

Net cash provided by (used in) financing activities	—	(475)	(475)	—	475	(475)
Effect of exchange rate changes on cash	—	—	—	(75)	—	(75)

Net change in cash and cash equivalents	(130,457)	182,031	2,019	1,738	(6,889)	48,442
Cash and cash equivalents, beginning of period	130,514	7,407	7,276	3,399	(7,276)	141,320

Cash and cash equivalents, end of period	$57	$189,438	$9,295	$5,137	$(14,165)	$189,762

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2004

(in thousands)

	Intelsat, Ltd.		Subholdco	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(Parent Guarantor)
Cash flows from operating activities	$(169,971)		$768,588	$769,405	$60,400	$(769,305)	$659,117

Cash flows from investing activities:
Payments for satellites and other property and equipment	—		(262,057)	(262,057)	(26,432)	261,957	(288,589)
Payment for future satellite	—		(50,000)	(50,000)	—	50,000	(50,000)
Payment for rights to orbital location	—		(32,000)	(32,000)	—	32,000	(32,000)
Change in restricted cash	700,000		—	—	—	—	700,000
Proceeds from insurance receivable	—		82,680	82,680	—	(82,680)	82,680
Payment for asset acquisitions	(965,063	)(1)	(92,511)	(92,511)	—	92,511	(1,057,574)
Advances to/from subsidiaries, net	574,249		(574,249)	(574,249)	—	574,249	—
Investment in subsidiaries	(174,511)		174,511	174,511	—	(174,511)	—
Other	—		—	—	(8,961)	—	(8,961)

Net cash provided by (used in) investing activities	134,675		(753,626)	(753,626)	(35,393)	753,526	(654,444)

Cash flows from financing activities:
Repayments of long-term debt	(600,000)		—	—	—	—	(600,000)
Proceeds from credit facility borrowings	200,000		—	—	—	—	200,000
Bond issuance costs	(4,000)		—	—	—	—	(4,000)
Principal payment on deferred satellite performance incentives	—		(5,107)	(5,107)	—	5,107	(5,107)
Principal payments on capital lease obligations	—		(6,722)	(6,722)	—	6,722	(6,722)

Net cash provided by (used in) financing activities	(404,000)		(11,829)	(11,829)	—	11,829	(415,829)
Effect of exchange rate changes on cash	—		—	—	(562)	—	(562)
Effect of discontinued operations on cash	—		—	—	(23,755)	—	(23,755)

Net change in cash and cash equivalents	(439,296)		3,133	3,950	690	(3,950)	(435,473)
Cash and cash equivalents, beginning of year	569,810		4,274	3,326	2,709	(3,326)	576,793

Cash and cash equivalents, end of year	$130,514		$7,407	$7,276	$3,399	$(7,276)	$141,320

Notes:

(1)	On March 17, 2004, Intelsat, Ltd. made a cash payment of approximately $965 million to complete the purchase of certain of the satellites and related assets of Loral Space & Communications. Subsequent to the acquisition, Intelsat, Ltd. transferred the acquired assets and assumed liabilities via non-cash intercompany transaction to certain guarantor companies. These aforementioned assets and liabilities are correctly reflected within the balance sheet subsequent to the acquisition and are thus reflected within the operating activities section above.

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2003

(in thousands)

	Intelsat, Ltd.	Subholdco	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(Parent Guarantor)
Cash flows from operating activities	$(119,610)	$678,647	$648,687	$46,786	$(653,301)	$601,209

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	(190,668)	(161,211)	(16,835)	165,933	(202,781)
Change in restricted cash	(700,000)	—	—	—	—	(700,000)
Investment in WildBlue	—	(58,000)	(58,000)	—	58,000	(58,000)
Advances to/from subsidiaries, net	476,948	(476,948)	(476,948)	—	476,948	—
Investment in subsidiaries	(118,000)	118,000	118,000	—	(118,000)	—
Other	—	—	—	(5,744)	—	(5,744)

Net cash used in investing activities	(341,052)	(607,616)	(578,159)	(22,579)	582,881	(966,525)

Cash flows from financing activities:
Repayments of long-term debt
Proceeds from bond issuance	1,097,758	—	—	—	—	1,097,758
Proceeds from (repayments of) commercial paper borrowings, net	(43,978)	—	—	—	—	(43,978)
Bond issuance costs	(23,308)	—	—	—	—	(23,308)
Principal payment on deferred satellite performance incentives	—	(66,419)	(66,419)	—	66,419	(66,419)
Principal payments on capital lease obligations	—	(8,233)	(8,233)	—	8,233	(8,233)

Net cash provided by (used in) financing activities	1,030,472	(74,652)	(74,652)	—	74,652	955,820
Effect of exchange rate changes on cash	—	—	—	(883)	—	(883)
Effect of discontinued operations on cash	—	—	—	(22,294)	—	(22,294)

Net change in cash and cash equivalents	569,810	(3,621)	(4,124)	1,030	4,232	567,327
Cash and cash equivalents, beginning of year	—	7,895	7,450	1,679	(7,558)	9,466

Cash and cash equivalents, end of year	$569,810	$4,274	$3,326	$2,709	$(3,326)	$576,793

(Certain totals may not add due to the effects of rounding)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Adjustments		Balance at End of Period
	(in thousands)
Year ended December 31, 2003:
Allowance for doubtful accounts	$24,823	$13,897	$—	$1,716		$(4,894	)(1)	$32,110
Other	$3,277	$—	$—	$3,277	(2)	$—		$—
Restructuring reserve	$4,624	$—	$—	$3,787		$837	(3)	$—
Year ended December 31, 2004:
Allowance for doubtful accounts	$32,110	$11,009	$—	$7,798		$22	(4)	$35,343
Restructuring reserve	$—	$6,640	$—	$5,146		$—		$1,494
Year ended December 31, 2005:
Allowance for doubtful accounts	$35,343	$(4,867)	$—	$4,134		$—		$26,342
Restructuring reserve	$1,494	$263	$—	$1,757		$—		$—

(1)	Adjustment reflects finalization of the purchase price allocation related to the acquisition of assets of COMSAT World Systems.
(2)	Represents asset written off against reserve.
(3)	Reversal of 2002 restructuring costs due to a change in estimate.
(4)	Adjustment to reflect change in allocation of the purchase price in connection with the COMSAT General transaction.