Form 10-Q
period 2006-03-31
INTELSAT LTD
filed 2006-05-10
CIK 1156871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☑

As of May 9, 2006, 12,000 ordinary shares, par value $1.00 per share, were outstanding.

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements:
	Consolidated Balance Sheets as of December 31, 2005 and as of March 31, 2006 (Unaudited)	3
	Unaudited Consolidated Statements of Operations for the period January 1, 2005 to January 31, 2005 (predecessor entity) and for the period February 1, 2005 to March 31, 2005 (successor entity) and for the Three Months Ended March 31, 2006	4
	Unaudited Consolidated Statements of Cash Flows for the period January 1, 2005 to January 31, 2005 (predecessor entity), the period February 1, 2005 to March 31, 2005 (successor entity) and for the Three Months Ended March 31, 2006	5
	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults upon Senior Securities	40
Item 4.	Submission of Matters to a Vote of Security Holders	40
Item 5.	Other Information	40
Item 6.	Exhibits	41

INTRODUCTION

References in this quarterly report to “Intelsat,” the “Company,” “we,” “us” and “our” refer to Intelsat, Ltd. and, unless the context requires otherwise, to its subsidiaries. Intelsat, Ltd. is a limited liability company incorporated under the laws of Bermuda.

On January 28, 2005, we were acquired by Intelsat Holdings, Ltd., or Intelsat Holdings, a Bermuda company formed at the direction of funds advised by or associated with Apax Partners Worldwide LLP and Apax Partners, Inc., Apollo Management V, L.P., MDCPIV Global Investments, LLP and Permira Advisers LLC through an amalgamation transaction. References to our business and operations following this amalgamation refer to the business and operations of the company continuing from this amalgamation.

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

When used in this quarterly report, the words “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” and “continue,” and the negative of these terms, and other similar expressions are intended to identify forward-looking statements. Examples of these forward-looking statements include, but are not limited to, statements regarding the following: the trends that we believe will impact our revenue and operating expenses in the future; our current expectation that the IA-7 anomaly and the total loss of the IS-804 satellite will not result in the acceleration of capital expenditures to replace the IA-7 and IS-804 satellites, respectively; our plans for satellite launches in the near term; our expected capital expenditures in 2006 and during the next several years; the impact on our financial position or results of operations of pending legal proceedings; the impact of the Acquisition Transactions, the Transfer Transactions and the timing of, our ability to consummate and the impact (including on our strategy and plans) of the PanAmSat Acquisition Transactions, each as defined in this Quarterly Report.

In connection with our acquisition of PanAmSat Holding Corporation as described in this Quarterly Report under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—The PanAmSat Acquisition Transactions, factors that may cause results or developments to differ materially from the forward-looking statements made in this Quarterly Report include, but are not limited to:

•	the failure to complete the proposed Merger Transaction (as defined in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—The PanAmSat Acquisition Transaction) within the time period specified in the Merger Agreement or at all or the need to modify aspects of the proposed Merger Transaction in order to obtain regulatory approvals or satisfy other conditions specified in the Merger Agreement (as defined in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—The PanAmSat Acquisition Transactions);

•	the possibility that a third party may file an opposition action or an objection with one or more regulatory agencies and authorities reviewing the proposed Merger Transaction;

•	our inability to obtain regulatory approvals or sufficient funds on reasonable and acceptable terms in order to consummate the proposed Merger Transaction;

•	a change in the health of, or a catastrophic loss during the in-orbit operations of, one or more of, the PanAmSat satellites to be acquired;

•	the failure to achieve our strategic objectives for the acquisition of PanAmSat; and

•	the failure to successfully integrate or to obtain expected synergies from our acquisition of PanAmSat on the expected timetable or at all.

The forward-looking statements made in this quarterly report reflect our intentions, plans, expectations, assumptions and beliefs about future events. These forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and other factors, many of which are outside of our control. These factors could cause actual results or developments to differ materially from the expectations expressed or implied in the forward-looking statements and include known and unknown risks. Known risks include, among others, the risks discussed under Item 1A.—Risk Factors and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the political, economic and legal conditions in the markets we are targeting for communications services or in which we operate and other risks and uncertainties inherent in the telecommunications business in general and the satellite communications business in particular.

Other factors that may cause results or developments to differ materially from the forward-looking statements made in this quarterly report include, but are not limited to:

•	the quality and price of comparable communications services offered or to be offered by other satellite operators; and

•	the perceptions of our business, operations and financial condition and the industry in which we operate by the financial community and ratings agencies in connection with our ability to obtain financing for our future plans.

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

Item 1.	Financial Statements

INTELSAT, LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31, 2005	As of March 31, 2006
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$360,070	$359,005
Receivables, net of allowance of $26,342 in 2005 and $25,749 in 2006	203,452	195,255
Deferred income taxes	10,752	10,752

Total current assets	574,274	565,012
Satellites and other property and equipment, net	3,327,341	3,209,445
Amortizable intangible assets, net	493,263	483,912
Non-amortizable intangible assets	560,000	560,000
Goodwill	111,388	111,388
Other assets	228,178	232,356

Total assets	$5,294,444	$5,162,113

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt	$11,097	$16,039
Accounts payable and accrued liabilities	332,907	295,906
Deferred satellite performance incentives	7,418	7,852
Deferred revenue	30,143	23,017

Total current liabilities	381,565	342,814
Long-term debt, net of current portion	4,790,016	4,795,689
Deferred satellite performance incentives, net of current portion	36,027	34,945
Deferred revenue, net of current portion	157,580	143,686
Accrued retirement benefits	107,778	108,492
Other long-term liabilities	27,743	27,029

Total liabilities	5,500,709	5,452,655

Shareholder’s deficit:
Ordinary shares, 12,000 shares authorized, issued and outstanding	12	12
Paid-in capital	9,104	14,937
Accumulated deficit	(215,558)	(305,668)
Accumulated other comprehensive income
Unrealized gain on available-for-sale securities, net of tax	177	177

Total shareholder’s deficit	(206,265)	(290,542)

Total liabilities and shareholder’s deficit	$5,294,444	$5,162,113

See accompanying notes to unaudited consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity	Successor Entity
	Period January 1 to January 31, 2005	Period February 1 to March 31, 2005	Three Months Ended March 31, 2006
Revenue	$97,917	$195,257	$280,446
Operating expenses:
Direct costs of revenue	26,939	43,837	55,111
Selling, general and administrative	55,443	26,481	39,814
Depreciation and amortization	39,184	95,953	154,604
Impairment of asset value	69,227	—	—
Restructuring costs	263	—	—

Total operating expenses	191,056	166,271	249,529

Income (loss) from operations	(93,139)	28,986	30,917
Interest expense	13,241	67,964	109,473
Interest income	191	1,092	3,352
Other income (expense), net	863	(453)	(5,411)

Loss from operations before income taxes	(105,326)	(38,339)	(80,615)
Provision for income taxes	4,400	3,586	9,495

Net loss	$(109,726)	$(41,925)	$(90,110)

See accompanying notes to unaudited consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor Entity	Successor Entity
	Period January 1 to January 31, 2005	Period February 1 to March 31, 2005	Three Months Ended March 31, 2006
Cash flows from operating activities:
Net loss	$(109,726)	$(41,925)	$(90,110)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,184	95,953	154,604
Impairment charge for IS-804 satellite	69,227	—	—
Provision for doubtful accounts	(5,799)	(264)	(758)
Foreign currency transaction (gain) loss	75	46	(220)
Deferred income taxes	585	1,790	—
Stock-based compensation	—	—	81
Compensation cost paid by parent	—	—	5,832
Amortization of bond discount and issuance costs	430	9,879	17,089
Share in losses of affiliate	402	1,229	6,270
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(32,168)	(5,132)	8,955
Other assets	3,194	217	(13,275)
Accounts payable and accrued liabilities	51,722	34,762	(42,959)
Deferred revenue	(2,388)	(4,072)	(21,020)
Accrued retirement benefits	(27)	1,914	714
Other long-term liabilities	(3,327)	150	(714)

Net cash provided by operating activities	11,384	94,547	24,489

Cash flows from investing activities:
Payments for satellites and other property and equipment	(953)	(5,255)	(21,479)
Proceeds from insurance receivable	38,561	19,759	—

Net cash provided by (used in) investing activities	37,608	14,504	(21,479)

Cash flows from financing activities:
Repayment of long-term debt	—	(200,875)	(1,750)
Proceeds from bond issuance	—	305,348	—
Proceeds from credit facility borrowings	—	200,000	—
Principal payments on deferred satellite performance incentives	(475)	(771)	(648)
Principal payments on capital lease obligations	—	(1,809)	(1,897)
Dividends to shareholders	—	(305,913)	—

Net cash used in financing activities	(475)	(4,020)	(4,295)

Effect of exchange rate changes on cash	(75)	(46)	220

Net change in cash and cash equivalents	48,442	104,985	(1,065)
Cash and cash equivalents, beginning of period	141,320	194,682	360,070

Cash and cash equivalents, end of period	$189,762	$299,667	$359,005

Note:	The increase in cash between the predecessor entity ending balance and the successor entity opening balance is due to the retention by Intelsat, Ltd. of approximately $5 million in acquisition financing proceeds.

See accompanying notes to unaudited consolidated financial statements.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages)

Note 1    General

Basis of presentation

The unaudited consolidated financial statements of Intelsat, Ltd. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of these financial statements. The results of operations for the periods presented are not necessarily indicative of operating results for the full year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Intelsat, Ltd.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 on file with the Securities and Exchange Commission (“Intelsat’s Form 10-K”).

On January 28, 2005, Intelsat, Ltd. (“Intelsat” or the “Company”) was acquired by Intelsat Holdings, Ltd. (“Intelsat Holdings,” formerly known as Zeus Holdings, Limited), a Bermuda company formed at the direction of funds advised by or associated with a group of private equity investors (the “Sponsors”). The acquisition and related financings are referred to collectively as the Acquisition Transactions and are discussed in more detail in Note 3 to the audited consolidated financial statements included in Intelsat’s Form 10-K. As a result of the Acquisition Transactions, the 2005 financial results of Intelsat have been separately presented for the “Predecessor Entity” for the period January 1, 2005 through January 31, 2005 and for the “Successor Entity” for the period February 1, 2005 through March 31, 2005. Although the effective date of the Acquisition Transactions was January 28, 2005, due to the immateriality of the results of operations for the period between January 28, 2005 and January 31, 2005, we have accounted for the Acquisition Transactions as if they had occurred on January 31, 2005.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Examples include the allocation of fair value to assets acquired and liabilities assumed with the acquisition transactions, the allowance for doubtful accounts, pension and post-retirement benefits, income taxes and the estimated useful lives of satellites and other property and equipment.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standard (“SFAS”) No. 123, “Share-Based Payment.” SFAS No. 123R eliminates the intrinsic value method as an alternative method of accounting for stock-based awards under Accounting Principles Board (“APB”) No. 25 by requiring that all share-based payments to employees be recognized in the financial statements based on their fair values. It also revises the fair-value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies the guidance under SFAS No. 123 related to measurement of fair value, classifying an award as equity or as a liability and attributing compensation to reporting periods.

The Company adopted SFAS No. 123R using the modified prospective method as of January 1, 2006. Under this method, compensation cost will be recognized based on the requirements of SFAS No. 123R for all share-based awards granted subsequent to January 1, 2006, and for all awards granted, but not vested, prior to January 1, 2006. The adoption of SFAS No. 123R did not materially impact the Company’s results of operations.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages)

During the three months ended March 31, 2006, there were no other significant changes in the Company’s accounting policies.

Note 2    The PanAmSat Acquisition Transactions

On August 28, 2005, Intelsat (Bermuda), Ltd. (“Intelsat Bermuda”), a wholly-owned subsidiary of Intelsat, entered into a Merger Agreement (the “Merger Agreement”) with PanAmSat Holding Corporation (“PanAmSat”) and Proton Acquisition Corporation, a wholly owned subsidiary of Intelsat Bermuda. Pursuant to the Merger Agreement, Intelsat Bermuda agreed to acquire PanAmSat for total cash consideration of approximately $3.2 billion. As part of this transaction, approximately $3.2 billion in debt of PanAmSat and its subsidiaries will either be refinanced or remain outstanding.

Intelsat Bermuda has received financing commitments from a group of financial institutions for the full amount of the purchase price and for the full amount, if required, to repurchase and replace existing PanAmSat debt. The funding of the commitments is subject to certain conditions, including satisfaction of the conditions to the Merger Agreement. A substantial portion of the financing for the PanAmSat acquisition transactions is expected to be raised by Intelsat Bermuda, with additional financing expected to be raised by PanAmSat, PanAmSat Corporation (a direct subsidiary of PanAmSat) and Intelsat Subsidiary Holding Company, Ltd., referred to as Intelsat Sub Holdco.

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

Note 3    Stock-based compensation

Prior to the consummation of the Acquisition Transactions, the Company had two stock-based employee compensation plans, the 2001 Share Option Plan (the “2001 Plan”) and the 2004 Share Incentive Plan (the “2004 Plan”) which are described more fully in Note 16 to the audited consolidated financial statements included in Intelsat’s Form 10-K. Had the Company applied the fair value recognition provisions of SFAS 123 to its stock based compensation expense for the period January 1, 2005 to January 31, 2005, compensation expense would have decreased $5,580.

At the closing of the Acquisition Transactions, all outstanding awards under the 2001 Plan vested, and in the money awards were cashed out, and all other awards were cancelled. All outstanding awards made under the 2004 Plan were cancelled as part of the Acquisition Transactions, and unvested awards were converted into deferred compensation accounts. As of March 31, 2006, up to $10,435 in deferred compensation remains payable, with vesting through June 2007. The Company records compensation expense over the remaining vesting period following the conversion to deferred compensation. $1,395 was expensed for the successor period ended March 31, 2005 and $663 was expensed for the three months ended March 31, 2006.

The Board of Directors of Intelsat Holdings adopted the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”) with an effective date of January 28, 2005, pursuant to which up to 1,124,296 ordinary

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages)

shares were reserved for grant to employees and directors of Intelsat Holdings and its direct and indirect subsidiaries. The 2005 Share Plan permits granting of awards in the form of incentive share options, nonqualified share options, restricted shares, restricted share units, share appreciation rights, phantom shares and performance awards and is described more fully in Note 16 to the consolidated financial statements included in Intelsat’s Form 10-K.

During the first quarter of 2005, the Company granted both time vesting and performance vesting restricted shares under the 2005 Share Plan. The restricted share grants are liability classified under SFAS No. 123R. The Company has recorded compensation expense over the service period for the time vesting shares based on the intrinsic value (which equalled fair value) at the date of the grant of $2.15 per share. No compensation expense was recorded for performance vesting shares since it was not probable that the performance criteria would be met.

Since awards made consisted of shares of the Company’s parent, Intelsat Holdings, compensation costs for vested awards and the cost to repurchase shares are reflected as capital contributions in the Company’s financial statements. The Company recognized no compensation costs during the period February 1, 2005 to March 31, 2005. During the three months ended March 31, 2006, the Company recorded $81 of compensation costs for vesting of restricted shares.

A summary of the status of Intelsat Holdings’ non-vested shares as of March 31, 2006, and the changes during the three months ended March 31, 2006 are set forth below:

	Number of shares	Weighted-Average Grant-Date Fair Value
Restricted shares
Non-vested restricted shares outstanding as of January 1, 2006	830,785	$2.15
Restricted shares forfeited and repurchased at par value	(116,594)	2.15
Shares repurchased by Intelsat Holdings	(26,954)	2.15
Vested	(17,307)	2.15

Total non-vested restricted shares at March 31, 2006	669,930	$2.15

The non-vested restricted shares have a remaining weighted-average vesting period of 46 months and the performance shares will remain outstanding for approximately seven years.

Note 4    Receivables

Receivables are comprised of the following:

	As of December 31, 2005	As of March 31, 2006
Service charges:
Unbilled	$66,079	$65,576
Billed	155,778	145,951
Other	7,937	9,477
Allowance for doubtful accounts	(26,342)	(25,749)

Total	$203,452	$195,255

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages)

Unbilled satellite utilization charges represent amounts earned and accrued as receivable from customers for their usage of the Intelsat satellite system prior to the end of the period. These amounts were billed at the beginning of the following period.

Note 5    Satellites and other property and equipment

Satellites and other property and equipment are comprised of the following:

	As of December 31, 2005	As of March 31, 2006
Satellites, launch vehicles and services	$3,293,863	$3,316,388
Information systems and ground segment	358,555	362,657
Washington, D.C. building and other	173,142	173,872

Total cost	3,825,560	3,852,917
Less: accumulated depreciation	(498,219)	(643,472)

Total	$3,327,341	$3,209,445

Satellites and other property and equipment as of December 31, 2005 and March 31, 2006 included construction-in-progress of $97,007 and $124,366, respectively. These amounts relate primarily to the IA9 satellite under construction and related launch services. Interest costs of $92, $538 and $2,388 were capitalized during the period January 1, 2005 to January 31, 2005, the period February 1, 2005 to March 31, 2005 and the three months ended March 31, 2006, respectively.

Note 6    Satellite developments

On January 14, 2005, the Company’s IS-804 satellite experienced a sudden and unexpected electrical power system anomaly that resulted in the total loss of the satellite. The Company recorded a net non-cash impairment charge of $69,227 in the period January 1, 2005 to January 31, 2005 to write off the value of the IS-804 satellite, which was not insured, and related deferred performance incentive obligations. The actions and analysis taken by the Company are described more fully in Note 9 to the audited consolidated financial statements included in Intelsat’s Form 10-K.

Note 7    Launch vehicle agreement and deposit

In connection with the termination of a satellite order in 2002, the Company entered into an agreement (as amended) with a launch vehicle provider for a credit to be used towards a future launch vehicle. On January 30, 2006, the Company further amended its agreement with the launch vehicle provider to provide for the launch of a future satellite, with a launch period between October 1, 2007 and December 1, 2007, unless an earlier launch period were to become available between April 1, 2007 and September 30, 2007 under specified circumstances, in which case the Company would have the option to use such earlier launch period. The Company paid an additional $24,300 deposit on March 15, 2006 as required under the amendment and a final payment of $24,300 is due one month after the launch of the satellite. The total deposit for the launch vehicle, including the credit, was $50,800 as of March 31, 2006 and $32,300 as of December 31, 2005.

Note 8    Investment in Affiliate

The Company has an investment of approximately 30% in WildBlue Communications, Inc. (“WildBlue”), a company offering broadband Internet access services in the continental United States via satellite. The Company

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages)

accounts for its investment using the equity method of accounting. Intelsat’s share of losses of WildBlue are included in other income (expense), net in the accompanying consolidated statements of operations and were $402, $1,229 and $6,270 in the period January 1, 2005 to January 31, 2005, the period February 1, 2005 to March 31, 2005 and the three months ended March 31, 2006, respectively. The investment balances of $39,931 and $33,662 as of December 31, 2005 and March 31, 2006 are included within other assets in the accompanying consolidated balance sheets.

Note 9    Goodwill and Other Intangible Assets

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consists of the following:

	As of December 31, 2005	As of March 31, 2006
Customer relationships	$138,188	$138,188
Backlog	380,000	380,000
Technology	10,000	10,000

Subtotal	528,188	528,188
Less: accumulated amortization	(34,925)	(44,276)

Total	$493,263	$483,912

Customer relationships have estimated lives ranging from four to twenty years. Backlog has an estimated life of 15 years, and technology has an estimated life of 8 years. The Company recorded amortization expense of $936, $6,350 and $9,351 for the period January 1, 2005 to January 31, 2005, for the period February 1, 2005 to March 31, 2005 and for the three months ended March 31, 2006, respectively.

Scheduled amortization charges for the intangible assets as of March 31, 2006 are as follows:

As of March 31, 2006
2006	28,039
2007	37,390
2008	36,582
2009	32,540
2010	32,540
2011 and thereafter	316,821

Total	$483,912

The carrying amount of acquired intangible assets not subject to amortization consisted of the following:

	As of December 31, 2005	As of March 31, 2006
Goodwill	$111,388	$111,388
Tradename	$30,000	$30,000
Orbital locations	$530,000	$530,000

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages)

Note 10    Notes payable, long-term debt and other financing arrangements

The carrying amounts of notes payable and long-term debt were as follows:

	As of December 31, 2005	As of March 31, 2006
Senior Secured Credit Facilities, 6.3125% interest rate as of March 31, 2006, due July 2011	$347,375	$345,625
5.25% Senior Notes due November 2008	400,000	400,000
Unamortized discount on 5.25% Senior Notes	(19,038)	(17,395)
Floating Rate Senior Notes, 9.614% interest rate as of March 31, 2006, due January 2012	1,000,000	1,000,000
7.625% Senior Notes due April 2012	600,000	600,000
Unamortized discount on 7.625% Senior Notes	(50,062)	(48,155)
8.25% Senior Notes due January 2013	875,000	875,000
6.50% Senior Notes due November 2013	700,000	700,000
Unamortized discount on 6.50% Senior Notes	(105,957)	(102,839)
8.625% Senior Notes due January 2015	675,000	675,000
9.25% aggregate principal at maturity of $478,700 Senior Discount Notes due February 2015	330,824	338,417
7% Note payable to Lockheed Martin Corporation, $5,000 due annually from 2007 to 2011	20,000	20,000
Capital lease obligations	27,971	26,075

Total long-term debt	$4,801,113	$4,811,728

Less:
Current portion of capital lease obligations	7,597	7,539
Current portion of long-term debt	3,500	8,500

Total current portion	11,097	16,039

Total long-term debt, excluding current portion	$4,790,016	$4,795,689

No amounts were outstanding under the $300,000 revolving loan facility as of March 31, 2006; however, $20,012 in letters of credit issued and outstanding under the facility and limitations under covenants contained in the credit agreement governing the senior secured credit facilities of Intelsat Sub Holdco (the “Credit Agreement”) reduced borrowing availability under the revolving loan facility to $158,244. The senior secured credit facilities are secured by a substantial portion of the Company’s assets. In addition, the Credit Agreement contains financial and operating covenants that, among other things, require Intelsat Sub Holdco to maintain financial coverage ratios, limit Intelsat Sub Holdco’s ability to pledge assets as security for additional borrowings and limit Intelsat Sub Holdco’s ability to pay dividends on its ordinary shares.

Note 11    Retirement plans and other retiree benefits

(a) Pension and other post-retirement benefits

As was disclosed in Note 14 to the consolidated financial statements included in Intelsat’s Form 10-K, the Company was not required to make any additional contributions in 2005 to the defined benefit retirement plan, and it does not currently expect that it will be required to make any such contributions during 2006. Furthermore, it did not expect to make any contributions to its post-retirement health insurance plan, which is an unfunded plan.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages)

Net periodic pension benefits costs include the following components for the periods January 1, 2005 to January 31, 2005 and February 1, 2005 to March 31, 2005 and for the three months ended March 31, 2006:

	Pension Benefits
	Predecessor Entity	Successor Entity
	Period January 1 to January 31, 2005	Period February 1 to March 31, 2005	Three Months Ended March 31, 2006
Service cost	$373	$788	$1,020
Interest cost	1,583	3,110	4,754
Expected return on plan assets	(1,823)	(4,260)	(6,148)
Amortization of unrecognized prior service cost	3	—	—
Amortization of unrecognized net loss	424	—	—
Amortization of unrecognized transition asset	3	—	—

Total costs (benefit)	$563	$(362)	$(374)

Net periodic other post-retirement benefits costs include the following components for the periods January 1, 2005 to January 31, 2005 and February 1, 2005 to March 31, 2005 and for the three months ended March 31, 2006:

	Other Post-retirement Benefits
	Predecessor Entity	Successor Entity
	Period January 1 to January 31, 2005	Period February 1 to March 31, 2005	Three Months Ended March 31, 2006
Service cost	$313	$625	$890
Interest cost	338	679	1,152
Amortization of unrecognized prior service cost	(89)	—	—
Amortization of unrecognized net loss	—	—	44

Total costs	$562	$1,304	$2,086

(b) Other retirement plans

Intelsat maintains two defined contribution retirement plans for employees in the United States, one for employees who were hired before July 19, 2001 and another plan for employees hired on or after July 19, 2001. The company recognized compensation expense of $130, $539 and $487 for the period January 1, 2005 to January 31, 2005, the period February 1, 2005 to March 31, 2005 and for the three months ended March 31, 2006, respectively. Intelsat also maintains an unfunded deferred compensation plan for executives; however, benefit accruals under the plan were discontinued during 2001. The accrued liability for the deferred compensation plan for executives was $1,572 as of December 31, 2005 and as of March 31, 2006. Intelsat maintains other defined contribution retirement plans in several non-U.S. jurisdictions.

Note 12    Contingencies

(a) Insurance

As of March 31, 2006, Intelsat did not maintain in-orbit insurance coverage for its 27 satellites. The satellites had a net book value in aggregate of $2,768,879 as of December 31, 2005 and $2,654,189 as of March 31, 2006.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages)

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

(c) MFC and LCO protections

Most of the customer service commitments entered into prior to the privatization were transferred to Intelsat pursuant to novation agreements. These agreements contain provisions, including provisions for most favoured customer (“MFC”) and lifeline connectivity obligation (“LCO”) protections, which constrain Intelsat’s ability to price services in some circumstances. MFC protection, which continues until July 18, 2006, entitles eligible customers to the lowest rate Intelsat charges after July 18, 2001 for satellite capacity having substantially the same technical and commercial terms, subject to limited exceptions. Intelsat management does not believe that the MFC terms significantly restrict the Company’s ability to price services competitively. Intelsat’s LCO contracts require the Company to provide customers with the right to renew their service commitments covered by LCO contracts at prices no higher than the prices charged for those services on the privatization date. Under some circumstances, Intelsat may also be required by an LCO contract to reduce the price for a service commitment covered by the contract. LCO protection may continue until July 18, 2013. As of March 31, 2006, Intelsat has not been required to reduce prices for its LCO-protected service commitments. However, there can be no assurances that Intelsat will not be required to reduce prices in the future under its MFC and LCO commitments.

Note 13    Business Segment and Geographic Information

Intelsat operates in a single industry segment, in which it provides satellite services to its communications customers around the world.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages)

The geographic distribution of Intelsat’s revenue was as follows:

	Predecessor Entity	Successor Entity
	January 1 to January 31, 2005	February 1 to March 31, 2005	January 1 to March 31, 2006
North America	44%	41%	40%
Europe	19%	20%	21%
Africa and Middle East	19%	20%	21%
Asia Pacific	9%	10%	9%
Latin America and Caribbean	9%	9%	9%

Revenue by region is based on the locations of customers to which services are billed. Intelsat’s satellites are in geosynchronous orbit, and consequently are not attributable to any geographic location. Of Intelsat’s remaining assets, substantially all are located in the United States.

For the period January 1, 2005 to January 31, 2005, the period February 1, 2005 to March 31, 2005 and the three months ended March 31, 2006, revenues were derived from the following services:

	Predecessor Entity	Successor Entity
	January 1 to January 31, 2005	February 1 to March 31, 2005	Three Months Ended March 31, 2006
Lease	$63,727	$126,335	$189,825
Channel	22,261	38,067	48,632
Managed solutions	7,303	17,338	31,330
Mobile satellite services and other	4,626	13,517	10,659

Total	$97,917	$195,257	$280,446

Note 14    Related Party Transactions

(a) Shareholders agreement

The shareholders of Intelsat Holdings, including recipients of restricted stock awards of Intelsat Holdings, entered into a shareholders agreement relating to Intelsat Holdings on January 28, 2005. The shareholders agreement and the by-laws of Intelsat Holdings provide, among other things, for the governance of Intelsat Holdings and its subsidiaries and provide specific rights to and limitations upon the holders of Intelsat Holdings’ share capital with respect to shares held by such holders.

(b) Monitoring fee agreement and transaction fee

In connection with the closing of the Acquisition Transactions, Intelsat Bermuda entered into a monitoring fee agreement (“MFA”) with Intelsat Holdings and the Sponsors, or affiliates of, or entities advised by, designated by or associated with, the Sponsors, as the case may be (collectively, the “MFA parties”), pursuant to which the MFA parties provide certain monitoring, advisory and consulting services to Intelsat. Pursuant to the MFA, Intelsat Sub Holdco is obligated to pay an annual fee equal to the greater of $6,250 and 1.25% of adjusted EBITDA (as defined in the indenture governing the $1,000,000 of Floating Rate Senior Notes due 2012, the $875,000 of 8 1/4% Senior Notes due 2013 and the $675,000 of 8 5/8% Senior Notes due 2015, referred to collectively as the acquisition finance notes), and to reimburse the MFA parties for their out-of-pocket expenses.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages)

Intelsat Sub Holdco has also agreed to indemnify the MFA parties and their directors, officers, employees, agents and representatives for losses relating to the services contemplated by the MFA and the engagement of the MFA parties pursuant to, and the performance by them of the services contemplated by, the MFA. To the extent permitted by the agreements and indentures governing indebtedness of Intelsat Sub Holdco and its subsidiaries, on a change of control or qualified initial public offering, the Sponsors may at their option receive a lump sum payment equal to the then present value of all then current and future monitoring fees payable, assuming a termination date of January 28, 2017. Intelsat recorded expense for services associated with these fees of $9,501 during the period January 1, 2005 to January 31, 2005, $2,041 during the period February 1, 2005 to March 31, 2005 and $3,000 during the three months ended March 31, 2006.

As payment for certain structuring and advisory services rendered, Intelsat paid an aggregate transaction and advisory fee of $50,000 to the MFA parties upon the closing of the Acquisition Transactions. On May 13, 2005, the MFA parties waived a portion of the annual fee they were entitled to receive under the MFA with respect to fiscal year 2004.

(c) Sponsor investment

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

(d) Dividends

On February 11, 2005, Intelsat and one of its subsidiaries, Zeus Special Subsidiary Limited, which we refer to as Finance Co., issued the 9¼% Senior Discount Notes due 2015, referred to as the discount notes, which yielded $305,348 in proceeds. Following certain transactions, including the amalgamation of Finance Co. with Intelsat Bermuda, which are referred to collectively as the Transfer Transactions, and discussed in more detail in Note 13 to the audited consolidated financial statements included in Intelsat’s Form 10-K, these proceeds were distributed by Intelsat Bermuda to its parent, Intelsat. This distribution plus other cash on hand, was distributed by Intelsat to Intelsat Holdings, for a total distribution of $305,913. Intelsat Holdings used those funds to repurchase a portion of the outstanding preferred shares of Intelsat Holdings, some of which were held by certain members of Intelsat management.

Note 15    Supplemental Consolidating Financial Information

In connection with the Acquisition Transactions and subsequent amalgamations, Intelsat Sub Holdco issued $2.55 billion of acquisition finance notes. The acquisition finance notes are fully and unconditionally guaranteed, jointly and severally, by the Company, its wholly owned direct subsidiary, Intelsat Bermuda (Parent Guarantor), and certain other wholly owned indirect subsidiaries of the Company (the Subsidiary Guarantors). Separate

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages)

financial statements of the Parent Guarantors and the Subsidiary Guarantors are not presented because management believes that such financial statements would not be material to investors. Investments in subsidiaries in the following condensed consolidating financial information are accounted for under the equity method of accounting. Consolidating adjustments include the following:

•	Elimination of investment in subsidiaries

•	Elimination of intercompany accounts

•	Elimination of intercompany sales between guarantor and non-guarantor subsidiaries; and

•	Elimination of equity in earnings of subsidiaries.

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subholdco	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(Parent Guarantor)	(Parent Guarantor)
ASSETS:
Current assets:
Cash and cash equivalents	$57,983	$—	$287,953	$17,173	$13,069	$(17,173)	$359,005
Receivables	—	—	168,706	167,880	23,922	(165,253)	195,255
Deferred income taxes	—	—	6,334	6,334	4,418	(6,334)	10,752
Intercompany receivables	—	—	1,013,534	—	—	(1,013,534)	—

Total current assets	57,983	—	1,476,527	191,387	41,409	(1,202,294)	565,012
Satellites and other property and equipment, net	—	—	3,161,779	3,158,332	47,666	(3,158,332)	3,209,445
Amortizable intangible assets, net	—	—	483,912	—	—	—	483,912
Non-amortizable intangible assets, net	—	—	560,000	—	—	—	560,000
Goodwill	—	—	111,388	—	—	—	111,388
Investment in affiliate	2,092,150	2,430,968	(46,588)	(46,588)	—	(4,396,282)	33,660
Other assets	3,391	13,514	175,884	81,377	8,532	(84,002)	198,696

Total assets	$2,153,524	2,444,482	$5,922,902	$3,384,508	$97,607	$(8,840,910)	$5,162,113

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$—	$—	$16,039	$12,539	$—	$(12,539)	$16,039
Accounts payable and accrued liabilities	57,900	650	222,882	138,710	14,475	(138,711)	295,906
Deferred satellite performance incentives	—	—	7,852	7,852	—	(7,852)	7,852
Deferred revenue	—	—	21,177	21,177	1,840	(21,177)	23,017
Intercompany payables	849,683	13,265	—	593,844	150,586	(1,607,378)	—

Total current liabilities	907,583	13,915	267,950	774,122	166,901	(1,787,657)	342,814
Long-term debt, net of current portion	1,531,611	338,417	2,925,661	33,536	—	(33,536)	4,795,689
Deferred satellite performance incentives, net of current portion	—	—	34,945	34,945	—	(34,945)	34,945
Deferred revenue, net of current portion	—	—	143,686	143,686	—	(143,686)	143,686
Accrued retirement benefits	—	—	108,492	108,492	—	(108,492)	108,492
Other long-term liabilities	4,872	—	11,200	14,526	10,955	(14,524)	27,029

Total liabilities	2,444,066	352,332	3,491,934	1,109,307	177,856	(2,122,840)	5,452,655

Shareholder’s equity (deficit):
Ordinary shares	12	—	12	—	25	(37)	12
Other shareholder’s equity (deficit)	(290,554)	2,092,150	2,430,956	2,275,201	(80,274)	(6,718,033)	(290,554)

Total shareholder’s equity (deficit)	(290,542)	2,092,150	2,430,968	2,275,201	(80,249)	(6,718,070)	(290,542)

Total liabilities and shareholder’s equity (deficit)	$2,153,524	2,444,482	$5,922,902	$3,384,508	$97,607	$(8,840,910)	$5,162,113

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2005

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subholdco	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(Parent Guarantor)	(Parent Guarantor)
ASSETS:
Current assets:
Cash and cash equivalents	$65	$—	$341,204	$7,501	$18,801	$(7,501)	$360,070
Receivables	—	—	172,171	171,304	30,680	(170,703)	203,452
Deferred income taxes	—	—	6,334	6,334	4,418	(6,334)	10,752
Intercompany receivables	—	—	1,005,471	—	—	(1,005,471)	—

Total current assets	65	—	1,525,180	185,139	53,899	(1,190,009)	574,274
Satellites and other property and equipment, net	—	—	3,277,809	3,274,112	49,531	(3,274,111)	3,327,341
Amortizable intangible assets, net	—	—	493,263	—	—	—	493,263
Non-amortizable intangible assets, net	—	—	560,000	—	—	—	560,000
Goodwill	—	—	111,388	—	—	—	111,388
Investment in affiliate	2,187,132	2,518,357	(40,267)	(40,267)	—	(4,585,024)	39,931
Other assets	725	12,864	167,990	78,307	7,271	(78,910)	188,247

Total assets	$2,187,922	$2,531,221	$6,095,363	$3,497,291	$110,701	$(9,128,054)	$5,294,444

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$—	$—	$11,097	$7,597	$—	$(7,597)	$11,097
Accounts payable and accrued liabilities	28,938	—	288,043	159,779	15,927	(159,780)	332,907
Deferred satellite performance incentives	—	—	7,418	7,418	—	(7,418)	7,418
Deferred revenue	—	—	23,518	23,518	6,625	(23,518)	30,143
Intercompany payables	834,820	13,265	—	465,619	157,386	(1,471,090)	—

Total current liabilities	863,758	13,265	330,076	663,931	179,938	(1,669,403)	381,565
Long-term debt, net of current portion	1,524,943	330,823	2,934,250	40,375	—	(40,375)	4,790,016
Deferred satellite performance incentives, net of current portion	—	—	36,027	36,027	—	(36,027)	36,027
Deferred revenue, net of current portion	—	—	157,580	157,580	—	(157,580)	157,580
Accrued retirement benefits	—	—	107,778	107,778	—	(107,778)	107,778
Other long-term liabilities	5,486	—	11,296	14,623	10,960	(14,622)	27,743

Total liabilities	2,394,187	344,088	3,577,007	1,020,314	190,898	(2,025,785)	5,500,709

Shareholder’s equity (deficit):
Ordinary shares	12	—	12	—	25	(37)	12
Other shareholder’s equity (deficit)	(206,277)	2,187,133	2,518,344	2,476,977	(80,222)	(7,102,232)	(206,277)

Total shareholder’s equity (deficit)	(206,265)	2,187,133	2,518,356	2,476,977	(80,197)	(7,102,269)	(206,265)

Total liabilities and shareholder’s equity (deficit)	$2,187,922	$2,531,221	$6,095,363	$3,497,291	$110,701	$(9,128,054)	$5,294,444

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subholdco	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(Parent Guarantor)	(Parent Guarantor)

Revenue	$—	$—	$260,379	$260,379	$51,584	$(291,896)	$280,446

Operating expenses:
Direct cost of revenue	—	—	62,324	293,897	44,354	(345,464)	55,111
Selling, general and administrative	9,364	—	7,262	2,302	3,138	17,748	39,814
Depreciation and amortization	—	—	152,558	142,956	2,046	(142,956)	154,604

Total operating expenses	9,364	—	222,144	439,155	49,538	(470,672)	249,529

Income (loss) from operations	(9,364)	—	38,235	(178,776)	2,046	178,776	30,917
Interest expense	46,774	7,594	69,512	27,927	2,634	(44,968)	109,473
Interest income	285	—	19,977	17,067	131	(34,108)	3,352
Subsidiary income (loss)	(34,257)	(26,665)	(51)	(51)	—	61,024	—
Other income (expense), net	—	—	(5,697)	(5,694)	286	5,694	(5,411)

Income (loss) before income taxes	(90,110)	(34,259)	(17,048)	(195,381)	(171)	256,354	(80,615)
Provision for income taxes	—	—	9,616	9,374	(121)	(9,374)	9,495

Net income (loss)	$(90,110)	$(34,259)	$(26,664)	$(204,755)	$(50)	$265,728	$(90,110)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD FEBRUARY 1, 2005 TO MARCH 31, 2005

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subholdco	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(Parent Guarantor)	(Parent Guarantor)
Revenue	$—	$—	$176,508	$176,508	$40,913	$(198,672)	$195,257
Operating expenses:
Direct cost of revenue	—	—	34,855	199,169	36,869	(227,056)	43,837
Selling, general and administrative	3,824	—	15,133	3,750	1,800	1,974	26,481
Depreciation and amortization	—	—	94,355	92,288	1,598	(92,288)	95,953

Total operating expenses	3,824	—	144,343	295,207	40,267	(317,370)	166,271

Income (loss) from operations	(3,824)	—	32,165	(118,699)	646	118,698	28,986
Interest expense	29,869	3,832	39,877	17,876	1,565	(25,055)	67,964
Interest income	94	—	7,910	6,536	218	(13,666)	1,092
Subsidiary income (loss)	(8,326)	(4,494)	(1,286)	(1,286)	—	15,392	—
Other income (expense), net	—	—	(460)	(100)	56	51	(453)

Income (loss) before income taxes	(41,925)	(8,326)	(1,548)	(131,425)	(645)	145,530	(38,339)
Provision for income taxes	—	—	2,944	1,036	642	(1,036)	3,586

Net income (loss)	$(41,925)	$(8,326)	$(4,492)	$(132,461)	$(1,287)	$146,566	$(41,925)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2005 TO JANUARY 31, 2005

(in thousands)

	Intelsat, Ltd.	Subholdco	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$86,449	$86,449	$19,524	$(94,505)	$97,917

Operating expenses:
Direct cost of revenue	—	31,833	98,769	15,545	(119,208)	26,939
Selling, general and administrative	47,584	(5,421)	(5,421)	897	17,804	55,443
Depreciation and amortization	—	38,384	37,924	800	(37,924)	39,184
Impairment of asset value	—	69,227	69,227	—	(69,227)	69,227
Restructuring costs	—	263	263	—	(263)	263

Total operating expenses	47,584	134,286	200,762	17,242	(208,818)	191,056

Income (loss) from operations	(47,584)	(47,837)	(114,313)	2,282	114,313	(93,139)
Interest expense	12,685	553	553	3	(553)	13,241
Interest income	191	—	—	—	—	191
Subsidiary income (loss)	(49,648)	2,011	2,011	—	45,626	—
Other income (expense), net	—	734	734	77	(682)	863

Income (loss) before income taxes	(109,726)	(45,645)	(112,121)	2,356	159,810	(105,326)
Provision for income taxes	—	4,052	462	348	(462)	4,400

Net income (loss)	$(109,726)	$(49,697)	$(112,583)	$2,008	$160,272	$(109,726)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subholdco	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(Parent Guarantor)	(Parent Guarantor)
Cash flows from operating activities	$(19,334)	$—	$42,526	$43,381	$28,122	$(70,206)	$24,489

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	—	(21,299)	(21,299)	(180)	21,299	(21,479)
Advances to/from subsidiaries, net	13,552	—	(6,483)	(9,865)	(33,894)	36,690	—
Investment in subsidiaries	63,700	63,700	—	—	—	(127,400)	—

Net cash used in investing activities	77,252	63,700	(27,782)	(31,164)	(34,074)	(69,411)	(21,479)

Cash flows from financing activities:
Repayments of long-term debt	—	—	(1,750)	—	—	—	(1,750)
Principal payment on deferred satellite performance incentives	—	—	(648)	(648)	—	648	(648)
Principal payments on capital lease obligations	—	—	(1,897)	(1,897)	—	1,897	(1,897)
Dividends to shareholder	—	(63,700)	(63,700)	—	—	127,400	—

Net cash provided by (used in) financing activities	—	(63,700)	(67,995)	(2,545)	—	129,945	(4,295)
Effect of exchange rate changes on cash	—	—	—	—	220	—	220

Net change in cash and cash equivalents	57,918	—	(53,251)	9,672	(5,732)	(9,672)	(1,065)
Cash and cash equivalents, beginning of period	65	—	341,204	7,501	18,801	(7,501)	360,070

Cash and cash equivalents, end of period	$57,983	$—	$287,953	$17,173	$13,069	$(17,173)	$359,005

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FEBRUARY 1, 2005 TO MARCH 31, 2005

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subholdco	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(Parent Guarantor)	(Parent Guarantor)
Cash flows from operating activities	$(23,073)	$—	$103,711	$84,731	$13,959	$(84,781)	$94,547

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	—	(5,255)	(5,255)	—	5,255	(5,255)
Advances to/from subsidiaries, net	223,798	—	(223,032)	(98,304)	(766)	98,304	—
Investment in subsidiaries	305,348	—	—	—	—	(305,348)	—
Proceeds from insurance receivable	—	—	19,759	19,759	—	(19,759)	19,759

Net cash used in investing activities	529,146	—	(208,528)	(83,800)	(766)	(221,548)	14,504

Cash flows from financing activities:
Repayments of long-term debt	(200,000)	—	(875)	—	—	—	(200,875)
Proceeds from bond issuance	—	305,348	—	—	—	—	305,348
Proceeds from credit facility borrowings	—	—	200,000	—	—	—	200,000
Principal payment on deferred satellite performance incentives	—	—	(771)	(771)	—	771	(771)
Principal payments on capital lease obligations	—	—	(1,809)	(1,809)	—	1,809	(1,809)
Dividends to shareholder	(305,913)	(305,348)	—	—	—	305,348	(305,913)

Net cash provided by (used in) financing activities	(505,913)	—	196,545	(2,580)	—	307,928	(4,020)
Effect of exchange rate changes on cash	—	—	—	—	(46)	—	(46)

Net change in cash and cash equivalents	160	—	91,728	(1,649)	13,147	1,599	104,985
Cash and cash equivalents, beginning of period	57	—	189,438	9,295	5,137	(9,245)	194,682

Cash and cash equivalents, end of period	$217	$—	$281,166	$7,646	$18,284	$(7,646)	$299,667

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD JANUARY 1, 2005 TO JANUARY 31, 2005

(in thousands)

	Intelsat, Ltd.	Subholdco	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities	$(8,085)	$61,087	$42,008	$1,813	$(85,439)	$11,384

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	(953)	(953)	—	953	(953)
Advances to/from subsidiaries, net	(5,133)	5,133	—	—	—	—
Investment in subsidiaries	(155,800)	155,800	—	—	—	—
Proceeds from insurance receivable	38,561	(38,561)	(38,561)	—	77,122	38,561

Net cash provided by (used in) investing activities	(122,372)	121,419	(39,514)	—	78,075	37,608

Cash flows from financing activities:
Principal payment on deferred satellite performance incentives	—	(475)	(475)	—	475	(475)

Net cash provided by (used in) financing activities	—	(475)	(475)	—	475	(475)
Effect of exchange rate changes on cash	—	—	—	(75)	—	(75)

Net change in cash and cash equivalents	(130,457)	182,031	2,019	1,738	(6,889)	48,442
Cash and cash equivalents, beginning of period	130,514	7,407	7,276	3,399	(7,276)	141,320

Cash and cash equivalents, end of period	$57	$189,438	$9,295	$5,137	$(14,165)	$189,762

(Certain totals may not add due to the effects of rounding)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and their notes included elsewhere in this quarterly report. Unless otherwise indicated, the following discussion and analysis does not give effect to, nor reflect the impact of, the PanAmSat Acquisition Transactions, as defined below.

Overview

We are a leading provider of fixed satellite communications services worldwide, supplying voice, data and video connectivity in over 200 countries and territories for over 700 customers, many of which we have had relationships with for over 30 years. Our global communications network includes 27 satellites in orbit, leased capacity on one additional satellite owned by another satellite operator in the Asia-Pacific region and ground facilities related to the operation and control of our satellites. We believe that we have one of the largest, most flexible and reliable satellite fleets in the world, which covers 99% of the world’s population. Our satellite fleet is operated via ground facilities used to monitor and control our satellites and is complemented by a terrestrial network of teleports, points of presence and leased fiber links for the provision of our managed solutions.

Impact of the Acquisition Transactions and the Transfer Transactions

On January 28, 2005, Intelsat Holdings acquired Intelsat, Ltd., as part of a series of transactions referred to as the Acquisition Transactions, for total cash consideration of approximately $3.2 billion, with pre-acquisition debt of approximately $1.9 billion remaining outstanding. In connection with the Acquisition Transactions, on January 28, 2005, Intelsat (Bermuda), Ltd., referred to as Intelsat Bermuda, established a new $300 million revolving credit facility and a new $350 million term loan facility, referred to together as the senior secured credit facilities, and issued $1 billion of floating rate senior notes due 2012, $875 million of 8 1/4% senior notes due 2013 and $675 million of 8 5/8% senior notes due 2015, referred to collectively as the acquisition finance notes.

The Acquisition Transactions have been accounted for under the purchase method of accounting. In accordance with applicable accounting guidelines, the purchase price paid by Intelsat Holdings to acquire Intelsat, Ltd. and related purchase accounting adjustments have been “pushed down” and recorded in Intelsat, Ltd. and its subsidiaries’ financial statements and resulted in a new basis of accounting for the “successor” period beginning after the Acquisition Transactions were consummated. Due to the immateriality of the results of operations for the period between January 28, 2005 and January 31, 2005, we have accounted for the consummation of the Acquisition Transactions as if they had occurred on January 31, 2005.

Following the Acquisition Transactions, Intelsat, Ltd. formed a new wholly owned subsidiary, Zeus Special Subsidiary Limited, referred to as Finance Co., and Intelsat Bermuda formed a new wholly owned subsidiary, Intelsat Subsidiary Holding Company, Ltd., referred to as Intelsat Sub Holdco. On February 11, 2005, Finance Co. issued $478.7 million aggregate principal amount at maturity of 9 1/4% Senior Discount Notes due 2015, referred to as the discount notes, which yielded approximately $305 million of proceeds at issuance.

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

As a result, the purchase price and related costs were allocated to the estimated fair values of the assets acquired and liabilities assumed at the time of the acquisition based on management’s best estimates, which were based in part on the work of third-party appraisers. More specifically, our assets and liabilities were adjusted to fair value as of the closing date of the Acquisition Transactions. As a result of these adjustments, our depreciation and amortization expense increased significantly, primarily due to increases in the fair value of our amortizable intangible assets. Also, our interest expense increased due to interest on the acquisition finance notes, interest accrued with respect to the discount notes issued in connection with the Transfer Transactions and interest accrued from the amortization of the net discount applied to the face value of Intelsat, Ltd.’s outstanding long-term debt. This discount resulted from a lower estimated fair value of this long-term debt under purchase accounting.

We are a highly leveraged company. As part of the Acquisition Transactions, Intelsat Bermuda incurred substantial debt, which has been assumed by Intelsat Sub Holdco in connection with the Transfer Transactions, including debt under the senior secured credit facilities and the acquisition finance notes, which resulted in a significant increase in our interest expense. In addition, Intelsat, Ltd. and Intelsat Bermuda incurred significant additional indebtedness on February 3, 2005, in connection with the issuance of the discount notes, which further increased our interest expense. Payments required to service all of this indebtedness substantially increased our liquidity requirements in 2005 as compared to prior years, and will do so in 2006 and future years.

The PanAmSat Acquisition Transactions

On August 28, 2005, we entered into a Merger Agreement with PanAmSat Holdings Corporation, referred to as PanAmSat, under the terms of which Intelsat Bermuda will acquire all outstanding shares of PanAmSat for $25.00 per share in cash, or a total cash consideration of approximately $3.2 billion pursuant to a merger, referred to as the Merger Transaction. The Merger Transaction is subject to a number of conditions and could be completed in the second or third quarter of 2006. In connection with the Merger Transaction, it is expected that Intelsat Bermuda, Intelsat Sub Holdco, PanAmSat and PanAmSat Corporation will incur substantial additional debt, the aggregate principal amount of which is not expected to exceed $3.267 billion. We refer to these transactions and the Merger Transaction collectively as the PanAmSat Acquisition Transactions. The amount of new debt is based on current expectations and is subject to change. In addition, as part of these transactions, approximately $3.2 billion in debt of PanAmSat and its subsidiaries will either be refinanced or remain outstanding. If the PanAmSat Acquisition Transactions are completed, we will become a significantly more highly leveraged company than we currently are, which will result in a significant increase in our interest expense in future periods.

Unless otherwise indicated, the following discussion and analysis, including capital spending expectations, liquidity requirements, and other trends, do not give effect to, nor reflect the impact of, the PanAmSat Acquisition Transactions.

Results of Operations

As a result of the consummation of the Acquisition Transactions, the financial results for the first three months of 2005 have been separately presented for the “Predecessor Entity” for the period January 1, 2005 through January 31, 2005 and for the “Successor Entity” for the period February 1, 2005 through March 31, 2005. For comparative purposes, we combined the period from January 1, 2005 through March 31, 2005 in our discussion below, as we believe this combination is useful to provide the reader a more accurate comparison. This combination is not a GAAP measure and it is provided to enhance the reader’s understanding of the results of operations for the periods presented.

	Predecessor Entity	Successor Entity	Combined	Successor Entity
	Period January 1 to	Period February 1 to	Three Months Ended	Three Months Ended
	January 31,	March 31 ,	March 31 ,	March 31,
	2005	2005	2005	2006
	(in thousands)
Revenue	$97,917	$195,257	$293,174	$280,446
Operating expenses:
Direct costs of revenue	26,939	43,837	70,776	55,111
Selling, general and administrative	55,443	26,481	81,924	39,814
Depreciation and amortization	39,184	95,953	135,137	154,604
Impairment of asset value	69,227	—	69,227	—
Restructuring costs	263	—	263	—

Total operating expenses	191,056	166,271	357,327	249,529

Income (loss) from operations	(93,139)	28,986	(64,153)	30,917
Interest expense	13,241	67,964	81,205	109,473
Interest income	191	1,092	1,283	3,352
Other income (expense), net	863	(453)	410	(5,411)

Loss from operations before income taxes	(105,326)	(38,339)	(143,665)	(80,615)
Provision for income taxes	4,400	3,586	7,986	9,495

Net loss	$(109,726)	$(41,925)	$(151,651)	$(90,110)

The following tables set forth our comparative statements of operations on a combined basis for the three months ended March 31, 2005 and for the three months ended March 31, 2006 with the increase (decrease) and percentage change between the periods presented:

	Combined		Three Months Ended March 31, 2006 Compared to Combined Three Months Ended March 31, 2005
	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2006	Increase (Decrease)	Percentage Change

	(in thousands, except percentages)
Revenue	$293,174	$280,446	$(12,728)	(4)%

Operating expenses:
Direct costs of revenue	70,776	55,111	(15,665)	(22)
Selling, general and administrative	81,924	39,814	(42,110)	(51)
Depreciation and amortization	135,137	154,604	19,467	14
Impairment of asset value	69,227	—	(69,227)	(100)
Restructuring costs	263	—	(263)	(100)

Total operating expenses	357,327	249,529	(107,798)	(30)

Income (loss) from operations	(64,153)	30,917	95,070	148
Interest expense	81,205	109,473	28,268	35
Interest income	1,283	3,352	2,069	161
Other income (expense), net	410	(5,411)	(5,821)	(1,420)

Loss from operations before income taxes	(143,665)	(80,615)	63,050	44
Provision for income taxes	7,986	9,495	1,509	19

Net Loss	$(151,651)	$(90,110)	$61,541	41

The following table sets forth our revenue by service commitment type and percentage of our total revenue represented by each for the three months ended March 31, 2005 and 2006:

	Combined
	Three Months Ended March 31, 2005		Three Months Ended March 31, 2006
	(in millions, except percentages)
Lease	$190.1	65%	$189.8	68%
Channel	60.3	21	48.6	17
Managed solutions	24.6	8	31.3	11
Mobile satellite services and other	18.1	6	10.7	4

Total	$293.2	100%	$280.4	100%

Revenue

Revenue decreased $12.7 million, or 4%, to $280.4 million for the three months ended March 31, 2006 from $293.2 million for the three months ended March 31, 2005. Channel revenue decreased $11.7 million to $48.6 million for the three months ended March 31, 2006 from $60.3 million for the three months ended March 31, 2005. The decrease was primarily attributable to a decline in our legacy channel services revenue. The decline in channel services revenue was primarily due to a decline in the volume of capacity sold as channel services, which reflects the continued migration of point-to-point satellite traffic to fiber optic cables across transoceanic routes, the reduced capacity requirements of our customers due to economic factors in certain geographical regions, and the optimization of their networks. Mobile satellite services and other revenues declined by $7.4 million to $10.7 million for the three months ended March 31, 2006, as compared to $18.1 million in the three months ended March 31, 2005, primarily due to less use of mobile satellite services sold to government customers. These declines were partially offset by increases in managed solutions revenue which increased $6.7 million to $31.3 million for the three months ended March 31, 2006 from $24.6 million for the three months ended March 31, 2005. Lease revenue was relatively unchanged at $189.8 million for the three months ended March 31, 2006 as compared to $190.1 million in the three months ended March 31, 2005. We expect our revenue from channel services to continue to decline as channel customers continue migrating point-to-point satellite traffic to fiber optic cable, which is generally more cost effective.

Operating Expenses

Direct Costs of Revenue

Direct costs of revenue decreased $15.7 million, or 22%, to $55.1 million for the three months ended March 31, 2006 from $70.8 million for the three months ended March 31, 2005. The decrease was principally due to lower third party capacity costs of $9.4 million driven by a decline in mobile satellite services revenue and decreases in lease service sales to government customers. Additional decreases in costs were associated with lower insurance costs of $4.0 million and a decrease of $4.9 million associated with accelerated vesting of stock-based compensation plans in 2005 as a result of the Acquisition Transactions. These declines were offset by increased severance expense in 2006 of $4.3 million.

Selling, General and Administrative

Selling, general and administrative expenses decreased $42.1 million, or 51%, to $39.8 million for the three months ended March 31, 2006 from $81.9 million for the three months ended March 31, 2005. The decrease was due primarily to decreases in professional fees of $41.7 million incurred mainly in connection with the Acquisition Transactions, offset by recovery of previously written-off bad debts of $5.3 million in 2005. Additional decreases of $4.8 million associated with accelerated vesting of stock-based compensation plans in 2005 as a result of the Acquisition Transactions, decreases in costs associated with management bonuses, accruals under our corporate bonus plan of $3.5 million and $2.3 million of decreased salary and wages due to reductions in headcount between 2005 and 2006 were offset by $6.6 million of increased severance expenses.

Depreciation and Amortization

Depreciation and amortization increased $19.5 million, or 14%, to $154.6 million for the three months ended March 31, 2006 from $135.1 million for the three months ended March 31, 2005. This increase was primarily due to the increase in the fair value of our depreciable assets upon the closing of the Acquisition Transactions. The new fair values resulted in an increase in depreciation on our satellites and ground segment equipment of $6.5 million and an increase in amortization on our intangible assets of $2.2 million. Additionally, $5.1 million of the increase was due to accelerated depreciation for retiring assets, $4.0 million of the depreciation increase was associated with our IA-8 satellite, which went into service in July 2005 and for which no depreciation was recorded during the prior year period, and $1.4 million of the increase related to ground segment assets placed in service at the end of 2005.

Impairment of Asset Value

In January 2005, our IS-804 satellite experienced an unexpected electrical power system anomaly that resulted in the total loss of the satellite. As a result of this anomaly, we recorded a non-cash impairment charge of $69.2 million during the three months ended March 31, 2005 to write off the net book value of the IS-804 satellite of $73.3 million, net of satellite performance incentive obligations of $4.1 million. No impairment charges were recorded during the three months ended March 31, 2006.

Interest Expense

We incurred $111.9 million of gross interest costs during the three months ended March 31, 2006. Interest expense consists of the gross interest costs we incur less the amount of interest we capitalize related to capital assets under construction. Interest expense increased $28.3 million, or 35%, to $109.5 million for the three months ended March 31, 2006 from $81.2 million for the three months ended March 31, 2005. This increase was principally due to the impact of January 2005 interest costs associated with the approximately $2.55 billion of debt we incurred in connection with the Acquisition Transactions and the $478.7 million of debt we incurred in the form of the discount notes issued in February 2005. Furthermore, the non-cash portion of interest expense included the amortization and accretion of discounts recorded on existing debt of $14.3 million and an increase due to higher capitalized interest during the period as a direct result of the satellite under construction during 2006.

Interest Income

Interest income of $3.4 million for the three months ended March 31, 2006 increased by $2.1 million from $1.3 million for the three months ended March 31, 2005. This increase was due primarily to improved investment returns earned on higher cash investment balances during the first quarter of 2006 compared to the first quarter of 2005.

Other Income (Expense), Net

Other income (expense), net consists of non-operating income less non-operating expenses. Other expense, net was $5.4 million for the three months ended March 31, 2006, an increase of $5.8 million from other income of $0.4 million for the three months ended March 31, 2005. The increase was primarily due to an increase in losses from our investment in satellite-based broadband services provider, WildBlue Communications, Inc., or WildBlue, from $1.6 million during the first quarter of 2005 to $6.2 million in the first quarter of 2006.

Income Taxes

Our provision for income taxes totaled $9.5 million for the three months ended March 31, 2006, as compared to $8.0 million for the three months ended March 31, 2005. The increase in expense was principally due to higher earnings in our subsidiaries subject to U.S. tax compared to the prior year period. Because Bermuda does not currently impose an income tax, our statutory tax rate was zero. The difference between tax expense reported in our statements of operations and tax computed at statutory rates was attributable to the provision for foreign taxes, which were principally U.S. and U.K. taxes, as well as withholding taxes on revenue earned in many of our foreign markets.

Net loss

Net loss of $90.1 million for the three months ended March 31, 2006 reflected a decrease of $61.5 million from $151.7 million of net loss for the three months ended March 31, 2005. This decrease was primarily due to lower operating expenses during the former period, the IS-804 impairment charge and professional fees incurred in 2005 associated with the Acquisition Transactions.

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

EBITDA of $180.1 million for the three months ended March 31, 2006 reflects an increase of $108.7 million, or 152% from $71.4 million for the same period in 2005. This increase was principally due to the $69.2 million impairment charge in 2005 and lower operating expenses in 2006, partially offset by lower revenue, as compared to the same period in 2005.

A reconciliation of net loss to EBITDA is as follows:

	Three Months Ended March 31,
	2005	2006
	(in thousands)
Net loss	$(151,651)	$(90,110)
Add:
Interest expense	81,205	109,473
Provision for income taxes	7,986	9,495
Depreciation and amortization	135,137	154,604

Subtract: Interest income	1,283	3,352

EBITDA	$71,394	$180,110

Liquidity and Capital Resources

Cash Flow Items

Net cash provided by operating activities of $24.5 million for the three months ended March 31, 2006 reflected a decrease of $81.4 million, or 77%, from $105.9 million for the three months ended March 31, 2005. For the three months ended March 31, 2005, net cash provided by operating activities was principally comprised of $151.6 million in net loss, an impairment charge of $69.2 million, $135.1 million in depreciation and amortization, and an increase in cash flows from operating assets and liabilities of $46.6 million. For the three months ended March 31, 2006, net cash provided by operating activities was principally comprised of $90.1 million in net loss, $154.6 million in depreciation and amortization, $5.8 million in compensation costs associated with the repurchase of shares of Intelsat Holdings, $17.1 million of non-cash amortization of bond discount and issuance costs, and a decrease in cash flows from operating assets and liabilities of $68.3 million. Decreases in operating cash flows for the three months ended March 31, 2006 were driven by the payment of $115.0 million in interest for outstanding long-term debt, offset by other increases in working capital.

Net cash used in investing activities increased $73.6 million to $21.5 million for the three months ended March 31, 2006 from $52.1 million provided by investing activities for the three months ended March 31, 2005. This increase reflected our increased capital expenditures for a satellite under construction in 2006 and the absence of insurance proceeds in 2006 compared to insurance proceeds received in 2005 from the refund of insurance premiums.

Net cash used in financing activities decreased $0.2 million to $4.3 million for the three months ended March 31, 2006 from $4.5 million for the three months ended March 31, 2005. Our financing activities for the three months ended March 31, 2005 included $305.3 million of proceeds from issuance of the discount notes and $200.0 million of term loan borrowings under the senior secured credit facilities. Cash used for financing activities in the three months ended March 31, 2005 included a $305.9 million payment of a dividend to our sole shareholder, debt repayments of $200.9 million, and $3.0 million of payments for capital lease obligations and deferred satellite performance incentives. Excluding the new financing activities and dividend payments, net cash used in financing activities during the three months ended March 31, 2006 was consistent with the prior year.

Currency and Exchange Rates

Substantially all of our customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, we are not exposed to material currency exchange risk. However, our service contracts with our Brazilian customers provide for payment in Brazilian reais. Accordingly, we are subject to the risk of a reduction in the value of the Brazilian real as compared to the U.S. dollar in connection with payments made by Brazilian customers, and our exposure to fluctuations in the exchange rate for Brazilian reais is ongoing. However, the rates payable under our service contracts with most of our Brazilian customers are adjusted annually to account for inflation in Brazil, thereby mitigating our risk. For the three months ended March 31, 2006, our Brazilian customers represented approximately 1% of our revenue. Transactions in other currencies are converted into U.S. dollars using rates in effect on the dates of the transactions.

Receivables

Our receivables, net totaled $195.3 million at March 31, 2006 and $203.5 million at December 31, 2005. Of these amounts, our gross trade receivables, consisting of total billed and unbilled service charges, were $221.9 million at December 31, 2005 and $211.5 million at March 31, 2006. The remaining balance in both periods represented the allowance for doubtful accounts and other receivables.

Sub Holdco Adjusted EBITDA and Indenture EBITDA

In addition to EBITDA, we calculate a measure called Sub Holdco Adjusted EBITDA, based on the definition in our credit agreement dated January 28, 2005 establishing the senior secured credit facilities. Sub Holdco Adjusted EBITDA consists of EBITDA as adjusted to exclude or include certain unusual items, certain other operating expense items and other adjustments permitted in calculating covenant compliance under our credit agreement as described in the table and related footnotes below. Sub Holdco Adjusted EBITDA as presented below is calculated only with respect to Intelsat Sub Holdco and its subsidiaries. Sub Holdco Adjusted EBITDA is a material component of certain covenant ratios in our credit agreement that apply to Intelsat Sub Holdco and its subsidiaries, such as the consolidated interest coverage ratio, senior secured leverage ratio and total leverage ratio.

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

Sub Holdco Adjusted EBITDA was $208.4 million for the three months ended March 31, 2005 and $205.9 million for the three months ended March 31, 2006. Indenture EBITDA was $239.1 million for the three months ended March 31, 2005 and $234.0 million for the three months ended March 31, 2006. A reconciliation of net cash provided by operating activities to net loss, net loss to EBITDA and EBITDA to Sub Holdco Adjusted EBITDA and Indenture EBITDA for the three months ended March 31, 2005 and March 31, 2006 is as follows:

	Combined
	Three Months ended March 31, 2005	Three Months ended March 31, 2006
	(in thousands)
Reconciliation of Intelsat, Ltd. net cash provided by operating activities to Intelsat, Ltd. net loss:
Net cash provided by operating activities	$105,931	$24,489
Depreciation and amortization	(135,137)	(154,604)
Satellite impairment charges	(69,227)	—
Provision for doubtful accounts	6,063	758
Foreign currency transaction loss (gain)	(121)	220
Deferred income taxes	(585)	—
Stock-based compensation	—	(81)
Compensation cost paid by Parent		(5,832)
Amortization of bond discount and issuance costs	(10,309)	(17,089)
Share in loss of affiliate	(1,631)	(6,270)
Changes in assets and liabilities, net of effects of acquisitions	(46,635)	68,299

Intelsat, Ltd. net loss	$(151,651)	$(90,110)

Add:
Interest expense	81,205	109,473
Provision for income taxes	7,986	9,495
Depreciation and amortization	135,137	154,604
Subtract:
Interest income	1,283	3,352

Intelsat, Ltd. EBITDA	$71,394	$180,110

Add (Subtract):
Parent and intercompany expenses, net (1)	4,370	4,507
Compensation and benefits (2)	10,946	983
Restructuring costs (3)	263	—
Acquisition related expenses (4)	48,979	3,000
Equity investment losses (5)	1,631	6,270
Satellite impairment charge (6)	69,227	—
Non-recurring and other non-cash items (7)	1,542	11,027

Sub Holdco Adjusted EBITDA	$208,352	$205,897

Add:
Intelsat, Ltd. notes interest paid (8)	30,771	28,063

Indenture EBITDA	$239,123	$233,960

(1)	Represents expenses incurred at Intelsat, Ltd. for employee salaries and benefits and office operating costs including and other expenses incurred at Intelsat, Ltd. or at Intelsat Bermuda related to the Transfer Transactions.
(2)	Reflects the portion of the expenses incurred relating to our equity compensation plans, defined benefit pension plan and other post-retirement benefits that are excludable under the definition of Sub Holdco Adjusted EBITDA.
(3)	Reflects the severance costs associated with headcount reductions that were implemented during 2004.

(4)	Reflects expenses incurred in connection with the Acquisition Transactions, consisting of retention bonuses to key employees and legal and other professional fees, including the monitoring, advisory and consulting fees paid to the Sponsors (and their designated entities) pursuant to the monitoring fee agreement.
(5)	Represents losses incurred under the equity method of accounting relating to our investment in WildBlue Communications, Inc.
(6)	Represents the non-cash impairment charge recorded in the first quarter of 2005 to write off the net book value of the IS-804 satellite due to its failure in the first quarter of 2005.
(7)	Reflects certain non-recurring gains and losses (principally severance expenses and costs incurred in connection with the PanAmSat Acquisition Transactions) and non-cash income related to the recognition of deferred revenue on a straight-line basis of certain prepaid capacity leases and performance incentive interest expense which is excluded from Sub Holdco Adjusted EBITDA by definition.
(8)	Reflects cash interest paid during 2005 and 2006 on the 5.25% senior notes due 2008, the 7.65% senior notes due 2012, the 6.5% senior notes due 2013 and the 8.125% Eurobond notes due February 2005.

We use our Sub Holdco Adjusted EBITDA and Indenture EBITDA as additional criteria for evaluating our performance relative to that of our peers. We believe that the inclusion of Sub Holdco Adjusted EBITDA and Indenture EBITDA in this Quarterly Report is appropriate to provide additional information to investors about the calculation of certain covenants in our credit agreement and the indentures for the acquisition finance notes and the discount notes as mentioned above. As of March 31, 2006, we believe we were in compliance with the covenants under our credit agreement and the indentures for the acquisition finance notes and the discount notes. We believe that some investors may use Sub Holdco Adjusted EBITDA and Indenture EBITDA to evaluate our liquidity and our financial condition. Sub Holdco Adjusted EBITDA and Indenture EBITDA are not measures of financial performance under U.S. GAAP, and our Sub Holdco Adjusted EBITDA and Indenture EBITDA may not be comparable to similarly titled measures of other companies. You should not consider Sub Holdco Adjusted EBITDA or Indenture EBITDA as an alternative to operating or net income, determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity.

Funding Sources and Uses

Our sources of liquidity include cash on hand, cash from operations and amounts available under the $300 million revolving portion of our senior secured credit facilities. These sources have been adequate for day-to-day expenditures, debt payments and capital expenditures. Other than in connection with the PanAmSat Acquisition Transactions, we expect our most significant cash outlays to continue to be the payment of interest on our outstanding debt.

We had significant cash outlays during the first quarter of 2005 in connection with the Acquisition Transactions, the dividend to Intelsat Holdings, repayment of the 8.125% Eurobond Notes due February 2005 which we refer to as the 2005 Eurobond Notes, and repayment of amounts borrowed under the term loan facility. On February 28, 2005, Intelsat Bermuda borrowed $200.0 million under the $350.0 million term loan facility, which was used to fund the repayment of the 2005 Eurobond Notes at their maturity. We currently anticipate that cash provided from operations and amounts available under our senior secured credit facilities will be sufficient to meet our liquidity needs, other than in connection with the PanAmSat Acquisition Transactions, for at least the next twelve months.

We have incurred substantial debt, with payments to service this indebtedness substantially increasing our liquidity requirements as compared to prior years. In connection with the Acquisition Transactions, Intelsat Bermuda issued the acquisition finance notes, which are comprised of $1.0 billion of Floating Rate Senior Notes due 2012, $875.0 million of 8.25% Senior Notes due 2013 and $675.0 million of 8.625% Senior Notes due 2015, and entered into the senior secured credit facilities. The interest rate on the Floating Rate Senior Notes is reset every six months, and the interest rate increased to 9.614% on January 15, 2006, the most recent reset date. The senior secured credit facilities, which are the obligation of Intelsat Sub Holdco, are comprised of a $350.0 million term loan facility maturing in July 2011 and a $300.0 million revolving credit facility maturing in January 2011.

On February 28, 2005, Intelsat Bermuda borrowed $200.0 million under the $350.0 million term loan facility to fund the repayment at maturity of the $200.0 million outstanding 2005 Eurobond Notes. Due to $20.0 million in letters of credit that were outstanding under the facility, and limitations under covenants contained in the credit agreement governing the senior secured credit facilities, we had $158.2 million of borrowing availability under the revolving credit facility as of March 31, 2006. Following the Transfer Transactions, Intelsat Sub Holdco is now the obligor, and Intelsat Bermuda is a guarantor, of each of the acquisition finance notes and the senior secured credit facilities. The credit agreement governing the senior secured credit facilities contains financial and operating covenants that, among other things, require Intelsat Sub Holdco to maintain financial coverage ratios, limit Intelsat Sub Holdco’s ability to incur additional indebtedness and pledge assets as security for additional borrowings and limit Intelsat Sub Holdco’s ability to make investments and pay dividends on Intelsat Sub Holdco’s ordinary shares. On February 11, 2005, Intelsat and Finance Co. issued $478.7 million in aggregate principal amount at maturity of discount notes, which yielded $305.3 million of proceeds at issuance. The discount notes have no cash interest requirement for the first five years. In connection with the Transfer Transactions, Finance Co. was amalgamated with Intelsat Bermuda and Intelsat Bermuda became an obligor on the discount notes.

As part of the Transfer Transactions, the proceeds of the offering of the discount notes, together with cash on hand, were used to make a dividend of $305.9 million from Intelsat Bermuda to its parent Intelsat, Ltd., which Intelsat, Ltd. used to make a distribution to its parent Intelsat Holdings which in turn used those funds to repurchase a portion of the outstanding preferred shares of Intelsat Holdings. The repurchased shares were held by funds advised by or associated with the Sponsors and by certain members of our management.

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog is our expected actual future revenue under customer contracts, and includes both non-cancelable contracts and contracts that are cancelable. Our backlog was approximately $3.8 billion as of December 31, 2005 and March 31, 2006. This backlog and the predictable level of non-cash depreciation expense in the fixed satellite services sector reduce the volatility of the net cash provided by operating activities more than would otherwise be the case. However, we may have unplanned projects requiring significant capital expenditures or our capital requirements may be greater than we currently anticipate. Accordingly, we may be required to seek additional external financing to fund any unanticipated capital expenditures. In addition, the ongoing consolidation in the fixed satellite service sector may require that we obtain funding for currently unplanned strategic transactions.

On August 28, 2005, we entered into a Merger Agreement with PanAmSat under the terms of which Intelsat Bermuda will acquire all outstanding shares of PanAmSat for $25.00 per share in cash. The Merger Transaction is subject to a number of conditions and could be completed in the second or third quarter of 2006. As part of the PanAmSat Acquisition Transactions, it is expected that Inteslat Bermuda, Intelsat Sub Holdco, PanAmSat and PanAmSat Corporation will incur substantial additional debt, the aggregate principal amount of which is not expected to exceed $3.267 billion. This amount of new debt is based on current expectations and is subject to change. In addition, as part of these transactions, approximately $3.2 billion in debt of PanAmSat and its subsidiaries will either be refinanced or remain outstanding. If the PanAmSat Acquisition Transactions are completed, we will become a significantly more highly leveraged company than we currently are. Either Intelsat Bermuda or Intelsat Sub Holdco also expects to pay a transaction fee to the MFA parties in connection with the closing of the PanAmSat Acquisition Transactions.

Our cost of satellite construction includes an element of deferred consideration to satellite manufacturers referred to as satellite performance incentives. We are contractually obligated to make these payments over the lives of the satellites, provided the satellites continue to operate in accordance with contractual specifications. We capitalize the present value of these payments as part of the cost of the satellites and record a corresponding liability to the satellite manufacturers. This asset is amortized over the useful lives of the satellites and the liability is reduced as the payments are made. Our total satellite performance incentive payment liability was $43.4 million as of December 31, 2005 and $42.8 million as of March 31, 2006.

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

Payments for satellites and other property and equipment during the three months ended March 31, 2006 included $21.5 million for capital expenditures. We currently have one satellite under construction, the IA-9 satellite, and currently plan to launch the IA-9 satellite in late 2007. We currently expect our capital expenditures to approximate $120 million during 2006, mostly related to the construction and launch activities of our IA-9 satellite. We intend to fund these requirements through cash on hand, cash provided by operating activities and, if necessary, borrowings under the revolving facility of the senior secured credit facilities. If the PanAmSat Acquisition Transactions are completed, our plans are likely to change as PanAmSat Corporation is planning to launch a number of satellites over the next few years.

Disclosures about Market Risk

As of March 31, 2006, we had obligations related to our long-term debt agreements. These financial instruments are discussed further in Note 10 to our unaudited consolidated financial statements included elsewhere in this quarterly report.

We are subject to interest rate and related cash flow risk in connection with the $1.0 billion floating rate senior notes due 2012 issued in January 2005, which floating rate resets every six months, and borrowings under the senior secured credit facilities in connection with the Acquisition Transactions. Our interest rate on the $1.0 billion floating rate senior notes increased to 9.614% on January 15, 2006, an increase of 181 basis points since issuance. Any changes in interest rates on the floating rate debt will impact our results of operations and cash flows.

Presented below is an analysis of our financial instruments as of March 31, 2006 that is sensitive to changes in interest rates. The table demonstrates the change in market value of the instruments calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points, or BPS, 100 BPS and 150 BPS. With respect to our fixed-rate debt, the sensitivity table below illustrates “market values,” or the price at which the debt would trade should interest rates fall or rise in the range indicated, assuming similar terms and similar assessment of risk by our lenders. With respect to our $1.0 billion floating rate senior notes that were issued in January 2005, an increase or decrease of 100 BPS to our current interest rate would increase or decrease our interest expense by $10 million. Market values are determined using market rates on comparable instruments as of March 31, 2006. This sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of certain of our financial instruments. The actual impact of market interest rate changes on our financial instruments may differ significantly from the impact shown in the sensitivity analysis.

	Interest Rate Risk (in millions) as of March 31, 2006
	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value	(50 BPS)	(100 BPS)	(150 BPS)
$478.7 million principal 9.25% senior notes due 02/01/15	$355.0	$345.6	$336.6	$327.9	$319.5	$311.4	$303.7
$675 million principal 8.625% senior notes due 01/15/15	$765.0	$741.4	$718.7	$696.9	$676.0	$655.8	$636.5
$700 million principal 6.5% senior notes due 11/01/13	$570.8	$555.0	$539.7	$525.0	$510.8	$497.0	$483.8
$875 million principal 8.25% senior notes due 01/15/13	$962.4	$937.6	$913.6	$890.3	$867.8	$846.0	$824.8
$600 million principal 7.625% senior notes due 04/15/12	$528.6	$516.6	$504.9	$493.5	$482.4	$471.7	$461.2
$1 billion principal floating rate senior notes due 01/15/12	$1,019.4	$1,017.9	$1,016.5	$1,015.0	$1,013.6	$1,014.9	$1,010.7
$400 million principal 5.25% senior notes due 11/01/08	$390.6	$386.0	$381.5	$377.0	$372.6	$368.3	$364.0

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Disclosures about Market Risk

Item 4.	Controls and Procedures

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

Evaluation of Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in, and pursuant to, Rule 15d-15 of the Exchange Act, as of March 31, 2006 under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (the “CFO”). Because of a material weakness in our internal control over financial reporting related to financial reporting processes described below, our CEO and CFO concluded that as of March 31, 2006 our disclosure controls and procedures were not effective. However, as described below under “Remediation Efforts Related to Current Material Weakness in Internal Control,” we are working to eliminate the weakness.

Material Weakness in Internal Control over Financial Reporting with Respect to Financial Reporting Processes

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, because of a material weakness in our internal control over financial reporting related to financial reporting processes, our CEO and Acting Chief Financial Officer (the “Acting CFO”) concluded that as of December 31, 2005 our disclosure controls and procedures were not effective. The material weakness relates to the fact that we did not maintain effective controls over our period-end reporting processes. In particular, we had (i) ineffective controls over the documentation, authorization, and review of journal entries; (ii) ineffective controls to ensure the completeness of certain general ledger account reconciliations conducted in connection with the period-end financial reporting process; and (iii) ineffective controls to ensure the accuracy of condensed consolidating financial information for guarantors and non-guarantors of certain of the Company’s and its subsidiaries debt.

Remedial Efforts Related to the Material Weakness in Internal Control

In an effort to address the material weakness, since December 31, 2005 we have implemented, or are in the process of implementing, the following remedial steps:

•	We appointed Jeffrey Freimark as permanent Chief Financial Officer effective in May 2006. Mr. Freimark is now reviewing the circumstances that led to the material weakness and is evaluating the accounting processes described below.

•	We have engaged consultants to assist our accounting and finance department with the management and implementation of controls surrounding our accounting processes.

•	We expect to hire additional experienced accounting personnel, and will continue to engage consultants until such personnel are hired.

•	We have begun to conduct an assessment and review of our accounting general ledger system to determine what changes can be made to improve our overall control environment with respect to intercompany transactions and journal entries.

•	We have begun to formalize the monthly account reconciliation process for all significant balance sheet accounts. We are also implementing a formal review of these reconciliations by senior accounting management and our accounting consultants.

•	We have begun a process of implementing improved procedures for reviewing and documenting support for journal entries. The implementation of these procedures is expected to be completed in the second quarter of 2006.

•	We will conduct training sessions during the second quarter of 2006 to provide training to our finance and accounting personnel to review procedures for timely and accurate preparation, and management review of, documentation to support our financial reporting and period-end close procedures.

Other Changes in Internal Control over Financial Reporting

Other than as discussed above, no other changes occurred during the quarter ended March 31, 2006 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

No material changes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit
10.1	Employment Agreement, dated as of March 16, 2006, by and among Intelsat Holdings, Ltd., Intelsat, Ltd. and Jeffrey Freimark. *

10.2	Amendment and Acknowledgement, effective March 8, 2006, to Employment Agreement, dated as of January 28, 2005, between Intelsat Holdings, Ltd. and David McGlade. *

10.3	Amendment and Acknowledgement, effective March 8, 2006, to Employment Agreement, dated as of January 31, 2005, between Intelsat Holdings, Ltd., Intelsat, Ltd. and Phillip Spector. *

10.4	Amendment, dated January 31, 2006, to Engagement Contract, dated June 27, 2005, between Intelsat, Ltd. and FTI Palladium Partners, a division of FTI Consulting, Inc. *

10.5	Waiver to Credit Agreement, dated as of March 30, 2006 among Intelsat, Ltd., Intelsat Subsidiary Holding Company, Ltd., certain lenders party to the Credit Agreement referred to below, and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 99.1 to Intelsat, Ltd.’s Form 8-K filed on April 5, 2006 (Commission File Number 000-50262)).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT, LTD.

By	/S/ DAVID MCGLADE
David McGlade
Chief Executive Officer

Date: May 10, 2006

By	/S/ JEFFREY P. FREIMARK
Jeffrey P. Freimark
Chief Financial Officer

Date: May 10, 2006