Form 10-Q
period 2006-06-30
INTELSAT LTD
filed 2006-08-14
CIK 1156871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 11, 2006, 12,000 ordinary shares, par value $1.00 per share, were outstanding.

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements:
	Consolidated Balance Sheets as of December 31, 2005 and as of June 30, 2006 (Unaudited)	3
	Unaudited Consolidated Statements of Operations for the Three Months Ended June 30, 2005 and for the Three Months Ended June 30, 2006	4
	Unaudited Consolidated Statements of Operations for the period January 1, 2005 to January 31, 2005 (predecessor entity) and for the period February 1, 2005 to June 30, 2005 (successor entity) and for the Six Months Ended June 30, 2006	5
	Unaudited Consolidated Statements of Cash Flows for the period January 1, 2005 to January 31, 2005 (predecessor entity), the period February 1, 2005 to June 30, 2005 (successor entity) and for the Six Months Ended June 30, 2006	6
	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44
Item 4.	Controls and Procedures	44

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60
Item 3.	Defaults upon Senior Securities	60
Item 4.	Submission of Matters to a Vote of Security Holders	60
Item 5.	Other Information	60
Item 6.	Exhibits	61

INTRODUCTION

References in this quarterly report to “Intelsat,” the “Company,” “we,” “us” and “our” refer to Intelsat, Ltd. and, unless the context requires otherwise, to its subsidiaries. Intelsat, Ltd. is a limited liability company incorporated under the laws of Bermuda.

On January 28, 2005, we were acquired by Intelsat Holdings, Ltd., or Intelsat Holdings, a Bermuda company formed at the direction of funds advised by or associated with Apax Partners Worldwide LLP and Apax Partners, L.P., Apollo Management V, L.P., MDP Global Investments, Limited and Permira Advisers LLC through an amalgamation transaction. References to our business and operations following this amalgamation refer to the business and operations of the company continuing from this amalgamation.

On August 28, 2005, our subsidiary Intelsat (Bermuda), Ltd. (“Intelsat Bermuda”) entered into a Merger Agreement, referred to as the Merger Agreement, with PanAmSat Holding Corporation (“PanAmSat Holdco”, now known as Intelsat Holding Corporation) and Proton Acquisition Corporation (“Merger Sub”), a wholly owned subsidiary of Intelsat Bermuda. Pursuant to the Merger Agreement, Intelsat Bermuda acquired PanAmSat Holdco on July 3, 2006 for total cash consideration of approximately $3.2 billion, with the stockholders of PanAmSat Holdco receiving $25.00 per common share, plus approximately $0.00927 as the pro rata share of undeclared regular quarterly dividends. Merger Sub was newly formed for the purpose of consummating the PanAmSat Acquisition Transactions, as defined below. As part of this transaction, approximately $3.2 billion in existing debt of PanAmSat Holdco and its subsidiaries was either refinanced or remains outstanding. Unless otherwise indicated, discussion herein does not give effect to the acquisition of PanAmSat Holdco by Intelsat Bermuda, which was completed on July 3, 2006.

Our principal executive offices are located at Wellesley House North, 2nd Floor, 90 Pitts Bay Road, Pembroke HM 08, Bermuda. Our telephone number is (441) 294-1650.

FINANCIAL AND OTHER INFORMATION

Unless otherwise indicated, all references to “dollars” and “$” in this quarterly report are to, and all monetary amounts in this quarterly report are presented in, U.S. dollars. Unless otherwise indicated, the financial information contained in this quarterly report has been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

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

When used in this quarterly report, the words “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” and “continue,” and the negative of these terms, and other similar expressions are intended to identify forward-looking statements. Examples of these forward-looking statements include, but are not limited to, statements regarding the following: the trends that we believe will impact our revenue and operating expenses in the future; our current expectation that the IA-7 anomaly and the total loss of the IS-804 satellite will not result in the acceleration of capital expenditures to replace the IA-7 and IS-804 satellites, respectively; our plans for satellite launches in the near term; our expected capital expenditures in 2006 and during the next several years; the impact on our financial position or results of operations of pending legal proceedings; the impact of the Acquisition Transactions, the Transfer Transactions and the PanAmSat Acquisition Transactions, each as defined in this quarterly report.

In connection with our acquisition of PanAmSat Holdco as described in this quarterly report under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—The PanAmSat Acquisition Transactions, factors that may cause results or developments to differ materially from the forward-looking statements made in this quarterly report include, but are not limited to:

•	our substantial level of indebtedness following completion of the PanAmSat Acquisition Transactions;

•	certain covenants in our debt agreements following completion of the PanAmSat Acquisition Transactions;

•	the ability of our subsidiaries to make distributions to us in amounts sufficient to make required interest and principal payments on our debt;

•	a change in the health of, or a catastrophic loss during the in-orbit operations of, one or more of, the PanAmSat Holdco satellites acquired;

•	the failure to achieve our strategic objectives for the acquisition of PanAmSat Holdco; and

•	the failure to successfully integrate or to obtain expected synergies from our acquisition of PanAmSat Holdco on the expected timetable or at all.

The forward-looking statements made in this quarterly report reflect our intentions, plans, expectations, assumptions and beliefs about future events. These forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and other factors, many of which are outside of our control. These factors could cause actual results or developments to differ materially from the expectations expressed or implied in the forward-looking statements and include known and unknown risks. Known risks include, among others, the risks discussed under Item 1A.—Risk Factors, the political, economic and legal conditions in the markets we are targeting for communications services or in which we operate and other risks and uncertainties inherent in the telecommunications business in general and the satellite communications business in particular.

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

Item 1.	Financial Statements

INTELSAT, LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31, 2005	As of June 30, 2006
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$360,070	$475,338
Receivables, net of allowance of $26,342 in 2005 and $23,911 in 2006	203,452	194,499
Deferred income taxes	10,752	10,888

Total current assets	574,274	680,725
Satellites and other property and equipment, net	3,327,341	3,111,226
Amortizable intangible assets, net	493,263	474,561
Non-amortizable intangible assets	560,000	560,000
Goodwill	111,388	111,388
Other assets	228,178	211,414

Total assets	$5,294,444	$5,149,314

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt	$11,097	$16,271
Accounts payable and accrued liabilities	332,907	318,656
Deferred satellite performance incentives	7,418	7,391
Deferred revenue	30,143	25,192

Total current liabilities	381,565	367,510
Long-term debt, net of current portion	4,790,016	4,807,555
Deferred satellite performance incentives, net of current portion	36,027	33,914
Deferred revenue, net of current portion	157,580	139,642
Accrued retirement benefits	107,778	108,069
Other long-term liabilities	27,743	23,796

Total liabilities	5,500,709	5,480,486

Shareholder’s deficit:
Ordinary shares, 12,000 shares authorized, issued and outstanding	12	12
Paid-in capital	9,104	17,206
Accumulated deficit	(215,558)	(348,354)
Accumulated other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities, net of tax	177	(36)

Total shareholder’s deficit	(206,265)	(331,172)

Total liabilities and shareholder’s deficit	$5,294,444	$5,149,314

See accompanying notes to unaudited consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006
Revenue	$289,824	$310,534
Operating expenses:
Direct costs of revenue	59,997	46,084
Selling, general and administrative	35,083	37,145
Depreciation and amortization	143,845	148,602

Total operating expenses	238,925	231,831

Income from operations	50,899	78,703
Interest expense	99,475	108,331
Interest income	2,215	4,919
Other expense, net	(222)	(5,731)

Loss from operations before income taxes	(46,583)	(30,440)
Provision for income taxes	6,826	12,245

Net loss	$(53,409)	$(42,685)

See accompanying notes to unaudited consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity	Successor Entity
	Period January 1 to January 31, 2005	Period February 1 to June 30, 2005	Six Months Ended June 30, 2006
Revenue	$97,917	$485,081	$590,980
Operating expenses:
Direct costs of revenue	26,939	103,834	101,195
Selling, general and administrative	55,443	61,563	76,960
Depreciation and amortization	39,184	239,798	303,206
Impairment of asset value	69,227	—	—
Restructuring costs	263	—	—

Total operating expenses	191,056	405,195	481,361

Income (loss) from operations	(93,139)	79,886	109,619
Interest expense	13,241	167,438	217,804
Interest income	191	3,306	8,271
Other income (expense), net	863	(676)	(11,142)

Loss from operations before income taxes	(105,326)	(84,922)	(111,056)
Provision for income taxes	4,400	10,412	21,740

Net loss	$(109,726)	$(95,334)	$(132,796)

See accompanying notes to unaudited consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor Entity	Successor Entity
	Period January 1 to January 31, 2005	Period February 1 to June 30, 2005	Six Months Ended June 30, 2006
Cash flows from operating activities:
Net loss	$(109,726)	$(95,334)	$(132,796)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,184	239,798	303,206
Impairment charge for IS-804 satellite	69,227	—	—
Provision for doubtful accounts	(5,799)	(1,767)	(851)
Foreign currency transaction (gain) loss	75	(441)	(280)
Deferred income taxes	585	1,656	—
Loss on disposal of assets	—	—	11
Stock compensation	—	—	110
Compensation cost paid by parent	—	—	7,992
Amortization of bond discount and issuance costs	430	26,066	34,713
Share in losses of affiliate	402	3,518	14,134
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(32,168)	31,513	9,804
Other assets	3,194	(2,811)	(3,309)
Accounts payable and accrued liabilities	51,722	55,489	(17,642)
Deferred revenue	(2,388)	(22,177)	(22,889)
Accrued retirement benefits	(27)	2,411	291
Other long-term liabilities	(3,327)	(2,662)	(3,947)

Net cash provided by operating activities	11,384	235,259	188,547

Cash flows from investing activities:
Payments for satellites and other property and equipment	(953)	(83,777)	(65,009)
Proceeds from insurance receivable	38,561	19,759	—

Net cash provided by (used in) investing activities	37,608	(64,018)	(65,009)

Cash flows from financing activities:
Repayment of long-term debt	—	(201,750)	(2,625)
Proceeds from bond issuance	—	305,348	—
Proceeds from credit facility borrowings	—	200,000	—
Principal payments on deferred satellite performance incentives	(475)	(2,008)	(2,140)
Principal payments on capital lease obligations	—	(1,867)	(3,785)
Dividends to shareholders	—	(305,913)	—

Net cash used in financing activities	(475)	(6,190)	(8,550)

Effect of exchange rate changes on cash	(75)	441	280

Net change in cash and cash equivalents	48,442	165,492	115,268
Cash and cash equivalents, beginning of period	141,320	194,682	360,070

Cash and cash equivalents, end of period	$189,762	$360,174	$475,338

Note:	The increase in cash between the predecessor entity ending balance and the successor entity opening balance is due to the retention by Intelsat, Ltd. of approximately $5 million in acquisition financing proceeds.

See accompanying notes to unaudited consolidated financial statements.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages, share and per share amounts)

Note 1    General

Basis of presentation

The unaudited consolidated financial statements of Intelsat, Ltd. and its subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of these financial statements. The results of operations for the periods presented are not necessarily indicative of operating results for the full year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Intelsat, Ltd.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 on file with the Securities and Exchange Commission (“Intelsat’s Form 10-K”).

On January 28, 2005, Intelsat, Ltd. (“Intelsat” or the “Company”) was acquired by Intelsat Holdings, Ltd. (“Intelsat Holdings,” formerly known as Zeus Holdings, Limited), a Bermuda company formed at the direction of funds advised by or associated with Apax Partners Worldwide LLP and Apax Partners, L.P., referred to jointly as Apax Partners, Apollo Management V, L.P., referred to as Apollo, MDP Global Investors, Limited, referred to as MDP Global, and Permira Advisers LLC, referred to as Permira. Each of Apax Partners, Apollo, MDP Global and Permira is referred to as a Sponsor and the funds advised by or associated with each Sponsor are referred to as an Investor group. The Investor groups collectively are referred to as the Investors. Prior to the acquisition of Intelsat, funds advised by or associated with MDP Global transferred less than 0.1% of their interest in Intelsat Holdings to an unaffiliated investment partnership and references to the Investors include this partnership. The acquisition and related financings are referred to collectively as the Acquisition Transactions and are discussed in more detail in Note 3 to the audited consolidated financial statements included in Intelsat’s Form 10-K. As a result of the Acquisition Transactions, the 2005 financial results of Intelsat have been separately presented for the “Predecessor Entity” for the period January 1, 2005 through January 31, 2005 and for the “Successor Entity” for the period February 1, 2005 through June 30, 2005. Although the effective date of the Acquisition Transactions was January 28, 2005, due to the immateriality of the results of operations for the period between January 28, 2005 and January 31, 2005, we have accounted for the Acquisition Transactions as if they had occurred on January 31, 2005.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standard No. 123, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R eliminates the intrinsic value method as an alternative method of accounting for stock-based awards under Accounting Principles Board (“APB”) No. 25 by requiring that all share-based payments to employees be

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

recognized in the financial statements based on their fair values. It also revises the fair-value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies the guidance under SFAS No. 123 related to measurement of fair value, classifying an award as equity or as a liability and attributing compensation to reporting periods.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS 109 “Accounting for Income Taxes”(“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect FIN 48 will have on its consolidated financial position, liquidity, and results of operations.

During the six months ended June 30, 2006, there were no other significant changes in the Company’s accounting policies.

Note 2    The PanAmSat Acquisition Transactions

On August 28, 2005, Intelsat (Bermuda), Ltd (“Intelsat Bermuda”) entered into a Merger Agreement, referred to as the Merger Agreement, with PanAmSat Holding Corporation, (“PanAmSat Holdco”, now known as Intelsat Holding Corporation) and Proton Acquisition Corporation (“Merger Sub”), a wholly owned subsidiary of Intelsat Bermuda. Pursuant to the Merger Agreement, Intelsat Bermuda acquired PanAmSat Holdco on July 3, 2006 for total cash consideration of approximately $3.2 billion, with the stockholders of PanAmSat Holdco receiving $25.00 per common share, plus approximately $0.00927 as the pro rata share of undeclared regular quarterly dividends. Merger Sub was newly formed for the purpose of consummating the PanAmSat Acquisition Transactions. As part of this transaction, approximately $3.2 billion in existing debt of PanAmSat Holdco and its subsidiaries was either refinanced or remains outstanding.

In connection with, and in order to effect, the transactions contemplated by the Merger Agreement and the related financing, the following transactions occurred:

•	Intelsat Bermuda created a new direct wholly owned subsidiary, Intelsat Intermediate Holding Company, Ltd. (“Intermediate Holdco”);

•	Intelsat Bermuda transferred substantially all its assets (other than cash, certain prepaid expenses and the capital stock of Merger Sub) and liabilities to Intermediate Holdco; and

•	Merger Sub merged with PanAmSat Holdco, with PanAmSat Holdco continuing as the surviving corporation and being a direct wholly owned subsidiary of Intelsat Bermuda. Upon completion of this merger, referred to as the Merger Transaction, PanAmSat Holdco’s equity holders ceased to hold shares or other equity interests in PanAmSat Holdco.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

In connection with the Merger Transaction, Intelsat Bermuda and PanAmSat Corporation (“PanAmSat Opco”, now known as Intelsat Corporation) a wholly owned subsidiary of PanAmSat Holdco, incurred substantial additional debt, in the aggregate principal amount of approximately $3.3 billion. We refer to these transactions and the Merger Transaction collectively as the PanAmSat Acquisition Transactions. With the PanAmSat Acquisition Transactions completed on July 3, 2006, we became a significantly more highly leveraged company. For more information regarding our debt structure following the completion of the PanAmSat Acquisition Transactions, see Note 16, Subsequent Events.

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

At the closing of the Acquisition Transactions, all outstanding awards under the 2001 Plan vested and in the money awards were cashed out, and all other awards were cancelled. All outstanding awards made under the 2004 Plan were cancelled as part of the Acquisition Transactions, and unvested awards were converted into deferred compensation accounts. As of June 30, 2006, up to $7,826 in deferred compensation remains payable, with vesting through June 2007. The Company records compensation expense over the remaining vesting period following the conversion to deferred compensation. $3,521 was expensed for the successor period ended June 30, 2005 and $1,167 was expensed for the six months ended June 30, 2006.

The Board of Directors of Intelsat Holdings adopted the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”) with an effective date of January 28, 2005, pursuant to which up to 1,124,296 ordinary shares were reserved for grant to employees and directors of Intelsat Holdings and its direct and indirect subsidiaries. The 2005 Share Plan permits granting of awards in the form of incentive share options, nonqualified share options, restricted shares, restricted share units, share appreciation rights, phantom shares and performance awards and is described more fully in Note 16 to the consolidated financial statements included in Intelsat’s Form 10-K.

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

Since awards made consisted of shares of the Company’s parent, Intelsat Holdings, compensation costs for vested awards and the cost to repurchase shares are reflected as capital contributions in the Company’s financial statements. The Company recognized $85 of compensation costs during the period February 1, 2005 to June 30, 2005. During the six months ended June 30, 2006, the Company recorded $110 of compensation costs for vesting of restricted shares.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

A summary of the status of Intelsat Holdings’ non-vested shares as of June 30, 2006, and the changes during the six months ended June 30, 2006 are set forth below:

	Number of shares	Weighted-Average Grant-Date Fair Value
Restricted shares
Non-vested restricted shares outstanding as of January 1, 2006	830,785	$2.15
Restricted shares forfeited and repurchased at par value	(141,954)	2.15
Shares repurchased by Intelsat Holdings	(36,341)	2.15
Vested	(30,603)	2.15

Total non-vested restricted shares at June 30, 2006	621,887	$2.15

The non-vested restricted shares have a remaining weighted-average vesting period of 43 months and the performance shares will remain outstanding for approximately seven years.

In April 2006, the Company entered into share-based compensation arrangements (“SCAs”) under the 2005 Share Plan which may permit the holder to purchase Intelsat Holdings common shares. These SCAs vest over time and are subject to continued employment through each applicable vesting date. The vesting of these SCAs accelerates in the event that the Investors (or other private equity investors) cease to own 40% or more of Intelsat Holdings. Any common shares held by employees as a result of the exercise of SCAs may be repurchased by Intelsat Holdings, and any SCAs may be cancelled, at any time after termination of employment. Shares issued as a result of the exercise of SCAs may be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination and other defined circumstances. Since these repurchase features enable the Company to recover the shares without transferring any appreciation in value if the employee terminates, for accounting purposes, the SCA is not deemed to be granted under SFAS No. 123R.

Note 4    Receivables

Receivables are comprised of the following:

	As of December 31, 2005	As of June 30, 2006
Service charges:
Unbilled	$66,079	$12,132
Billed	155,778	198,116
Other	7,937	8,162
Allowance for doubtful accounts	(26,342)	(23,911)

Total	$203,452	$194,499

Unbilled satellite utilization charges represent amounts earned and accrued as receivable from customers for their usage of the Intelsat satellite system prior to the end of the period. These amounts were billed at the beginning of the following period.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

Note 5    Satellites and other property and equipment

Satellites and other property and equipment are comprised of the following:

	As of December 31, 2005	As of June 30, 2006
Satellites, launch vehicles and services	$3,293,863	$3,345,548
Information systems and ground segment	358,555	356,092
Washington, D.C. building and other	173,142	174,958

Total cost	3,825,560	3,876,598
Less: accumulated depreciation	(498,219)	(765,372)

Total	$3,327,341	$3,111,226

Satellites and other property and equipment as of December 31, 2005 and June 30, 2006 included construction-in-progress of $97,007 and $158,981, respectively. These amounts relate primarily to the IA9 satellite under construction and related launch services. Interest costs of $92, $4,002 and $5,152 were capitalized during the period January 1, 2005 to January 31, 2005, the period February 1, 2005 to June 30, 2005 and the six months ended June 30, 2006, respectively.

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

Note 7    Launch vehicle agreement and deposit

In connection with the termination of a satellite order in 2002, the Company entered into an agreement (as amended) with a launch vehicle provider for a credit to be used towards a future launch vehicle. On January 30, 2006, the Company further amended its agreement with the launch vehicle provider to provide for the launch of a future satellite, with a launch period between October 1, 2007 and December 1, 2007, unless an earlier launch period were to become available between April 1, 2007 and September 30, 2007 under specified circumstances, in which case the Company would have the option to use such earlier launch period. The Company paid an additional $24,300 deposit on March 15, 2006 as required under the amendment and a final payment of $24,300 is due one month after the launch of the satellite. The deposit, net of capitalized construction in progress, for the launch vehicle, including the credit, was $32,300 as of December 31, 2005 and $33,275 as of June 30, 2006.

Note 8    Investment in Affiliate

The Company has an investment of approximately 30% in WildBlue Communications, Inc. (“WildBlue”), a company offering broadband Internet access services in the continental United States via satellite. The Company accounts for its investment using the equity method of accounting. Intelsat’s share of losses of WildBlue are included in other income (expense), net in the accompanying consolidated statements of operations and were

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

$402, $3,518 and $14,134 in the period January 1, 2005 to January 31, 2005, the period February 1, 2005 to June 30, 2005 and the six months ended June 30, 2006, respectively. The investment balances of $39,931 and $25,797 as of December 31, 2005 and June 30, 2006 are included within other assets in the accompanying consolidated balance sheets.

Note 9    Goodwill and Other Intangible Assets

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consists of the following:

	As of December 31, 2005	As of June 30, 2006
Customer relationships	$138,188	$138,188
Backlog	380,000	380,000
Technology	10,000	10,000

Subtotal	528,188	528,188
Less: accumulated amortization	(34,925)	(53,627)

Total	$493,263	$474,561

Customer relationships have estimated lives ranging from four to twenty years. Backlog has an estimated life of 15 years, and technology has an estimated life of 8 years. The Company recorded amortization expense of $936, $15,875 and $18,702 for the period January 1, 2005 to January 31, 2005, for the period February 1, 2005 to June 30, 2005 and for the six months ended June 30, 2006, respectively.

Scheduled amortization charges for the intangible assets as of June 30, 2006 are as follows:

As of June 30, 2006
2006	$18,703
2007	37,405
2008	36,552
2009	32,540
2010	32,540
2011 and thereafter	316,821

Total	$474,561

The carrying amounts of acquired intangible assets not subject to amortization consist of the following:

	As of December 31, 2005	As of June 30, 2006
Goodwill	$111,388	$111,388
Tradename	$30,000	$30,000
Orbital locations	$530,000	$530,000

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

Note 10    Notes payable, long-term debt and other financing arrangements

The carrying amounts of notes payable and long-term debt were as follows:

	As of December 31, 2005	As of June 30, 2006
Senior Secured Credit Facilities, 9% interest rate as of June 30, 2006, due July 2011	$347,375	$344,750
5.25% Senior Notes due November 2008	400,000	400,000
Unamortized discount on 5.25% Senior Notes	(19,038)	(15,745)
Floating Rate Senior Notes, 9.614% interest rate as of June 30, 2006, due January 2012	1,000,000	1,000,000
7.625% Senior Notes due April 2012	600,000	600,000
Unamortized discount on 7.625% Senior Notes	(50,062)	(46,242)
8.25% Senior Notes due January 2013	875,000	875,000
6.50% Senior Notes due November 2013	700,000	700,000
Unamortized discount on 6.50% Senior Notes	(105,957)	(99,704)
8.625% Senior Notes due January 2015	675,000	675,000
9.25% aggregate principal at maturity of $478,700 Senior Discount Notes due February 2015	330,824	346,580
7% Note payable to Lockheed Martin Corporation, $5,000 due annually from 2007 to 2011	20,000	20,000
Capital lease obligations	27,971	24,187

Total long-term debt	4,801,113	4,823,826

Less:
Current portion of capital lease obligations	7,597	7,771
Current portion of long-term debt	3,500	8,500

Total current portion	11,097	16,271

Total long-term debt, excluding current portion	$4,790,016	$4,807,555

The interest rate on the floating rate notes resets every six months, and the interest rate increased to 10.484% on July 15, 2006, the most recent reset date.

The Company had a $300,000 revolving loan facility and the Senior Secured Credit Facility term loan included above, which we refer to together as the prior senior secured credit facilities. No amounts were outstanding under the $300,000 revolving loan facility as of June 30, 2006; however, $20,012 in letters of credit issued and outstanding under the facility and limitations under covenants contained in the credit agreement governing the prior senior secured credit facilities (the “Prior Credit Agreement”) of Intelsat Subsidiary Holding Company, Ltd. (“Intelsat Sub Holdco”) reduced borrowing availability under the revolving loan facility to $155,771. The prior senior secured credit facilities were secured by a substantial portion of the Company’s assets. In addition, the Prior Credit Agreement contained financial and operating covenants that, among other things, required Intelsat Sub Holdco to maintain financial coverage ratios, limited Intelsat Sub Holdco’s ability to pledge assets as security for additional borrowings and limited Intelsat Sub Holdco’s ability to pay dividends on its ordinary shares.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

On July 3, 2006, in connection with the PanAmSat Acquisition Transactions, Intelsat Sub Holdco terminated the prior senior secured credit facilities and entered into new senior secured credit facilities. For more information regarding our debt structure following the completion of the PanAmSat Acquisition Transactions, see Note 16, Subsequent Events.

Note 11    Retirement plans and other retiree benefits

(a) Pension and other post-retirement benefits

As was disclosed in Note 14 to the consolidated financial statements included in Intelsat’s Form 10-K, the Company was not required to make any additional contributions in 2005 to the defined benefit retirement plan, and it does not currently expect that it will be required to make any such contributions during 2006. Furthermore, it does not expect to make any contributions to its post-retirement health insurance plan, which is an unfunded plan.

Net periodic pension benefits costs include the following components for the periods January 1, 2005 to January 31, 2005 and February 1, 2005 to June 30, 2005, and for the six months ended June 30, 2006:

	Pension Benefits
	Predecessor Entity	Successor Entity
	Period January 1 to January 31, 2005	Period February 1 to June 30, 2005	Six Months Ended June 30, 2006
Service cost	$373	$1,969	$2,039
Interest cost	1,583	7,774	9,440
Expected return on plan assets	(1,823)	(10,649)	(12,296)
Amortization of unrecognized prior service cost	3	—	(98)
Amortization of unrecognized net loss	424	—	—
Amortization of unrecognized transition asset	3	—	—

Total costs (benefit)	$563	$(906)	$(915)

Net periodic other post-retirement benefits costs include the following components for the periods January 1, 2005 to January 31, 2005, February 1, 2005 to June 30, 2005, and for the six months ended June 30, 2006:

	Other Post-retirement Benefits
	Predecessor Entity	Successor Entity
	Period January 1 to January 31, 2005	Period February 1 to June 30, 2005	Six Months Ended June 30, 2006
Service cost	$313	$1,564	$2,564
Interest cost	338	1,698	4,462
Amortization of unrecognized prior service cost	(89)	—	—

Total costs	$562	$3,262	$7,026

(b) Other retirement plans

Intelsat maintains two defined contribution retirement plans for employees in the United States, one for employees who were hired before July 19, 2001 and another plan for employees hired on or after July 19, 2001.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

The company recognized compensation expense of $131, $1,059 and $1,416 for the period January 1, 2005 to January 31, 2005, the period February 1, 2005 to June 30, 2005 and for the six months ended June 30, 2006, respectively. Intelsat also maintains an unfunded deferred compensation plan for executives; however, benefit accruals under the plan were discontinued during 2001. The accrued liability for the deferred compensation plan for executives was $1,572 as of December 31, 2005 and $1,597 as of June 30, 2006. Intelsat maintains other defined contribution retirement plans in several non-U.S. jurisdictions.

Note 12    Contingencies

(a) Insurance

As of June 30, 2006, Intelsat did not maintain in-orbit insurance coverage for its 27 satellites. The satellites had a net book value in aggregate of $2,768,879 as of December 31, 2005 and $2,563,972 as of June 30, 2006.

(b) Litigation and claims

The Company is subject to litigation in the normal course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on the Company’s financial position or results of operations.

Two putative class action complaints that were filed against Intelsat, Ltd. and Intelsat Global Service Corporation in 2004 in the U.S. District Court for the District of Columbia by certain named plaintiffs who are Intelsat retirees, spouses of retirees or surviving spouses of deceased retirees, were consolidated into a single case. The complaint, which has been amended several times, arose out of a resolution adopted by the governing body of the IGO prior to privatization regarding medical benefits for retirees and their dependents. The plaintiffs allege that Intelsat wrongfully modified health plan terms to deny coverage to surviving spouses and dependents of deceased Intelsat retirees, thereby breaching the fiduciary duty obligations of the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the “contract” represented by the IGO resolution. In addition, the plaintiffs allege fraudulent misrepresentation and promissory estoppel. They seek a declaratory ruling that putative class members would be entitled to unchanged health plan benefits in perpetuity, injunctive relief prohibiting any changes to these benefits, a judgment in the amount of $112,500, compensatory and punitive damages in the amount of $1,000,000, and attorneys’ fees and costs. The court has granted the Company’s motion to dismiss most of the fraud claims, although in subsequent amendments plaintiffs have restated them. The court authorized very limited discovery, which is underway, and the Company filed a motion for summary judgment on January 31, 2006. The plaintiffs’ response was filed on February 27, 2006, and the Company filed its reply on March 21, 2006. The plaintiffs also filed a motion for partial summary judgment motion on March 23, 2006, seeking a ruling that Intelsat may not rely as a defense upon the immunity of its predecessor IGO, and the Company filed its opposition on April 11, 2006. The plantiffs filed their reply to Intelsat’s opposition on April 24, 2006.

It is the Company’s position that the IGO resolution does not create obligations that are enforceable against Intelsat, Ltd. or Intelsat Global Service Corporation. The Company intends to continue to defend vigorously against all allegations made in the amended and consolidated complaint.

(c) MFC and LCO protections

Most of the customer service commitments entered into prior to the privatization were transferred to Intelsat pursuant to novation agreements. These agreements contain provisions, including provisions for most favored customer (“MFC”) and lifeline connectivity obligation (“LCO”) protections, which constrain Intelsat’s ability to

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

price services in some circumstances. MFC protection, which expired on July 18, 2006, entitled eligible customers to the lowest rate Intelsat charges after July 18, 2001 for satellite capacity having substantially the same technical and commercial terms, subject to limited exceptions. Intelsat’s LCO contracts require the Company to provide customers with the right to renew their service commitments covered by LCO contracts at prices no higher than the prices charged for those services on the privatization date. Under some circumstances, Intelsat may also be required by an LCO contract to reduce the price for a service commitment covered by the contract. LCO protection may continue until July 18, 2013. As of June 30, 2006, Intelsat has not been required to reduce prices for its LCO-protected service commitments. However, there can be no assurances that Intelsat will not be required to reduce prices in the future under its LCO commitments.

Note 13    Business Segment and Geographic Information

Intelsat operates in a single industry segment, in which it provides satellite services to its communications customers around the world.

The geographic distribution of Intelsat’s revenue for the three months ended June 30, 2005 and June 30, 2006 were:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006
North America	43%	39%
Europe	20	26
Africa and Middle East	18	19
Asia Pacific	9	8
Latin America and Caribbean	10	8

The geographic distribution of Intelsat’s revenue was as follows for the period January 1, 2005 to January 31, 2005, the period February 1, 2005 to June 30, 2005 and the six months ended June 30, 2006:

	Predecessor Entity	Successor Entity
	January 1 to January 31, 2005	February 1 to June 30, 2005	Six Months Ended June 30, 2006
North America	44%	42%	39%
Europe	19	20	26
Africa and Middle East	19	19	19
Asia Pacific	9	10	8
Latin America and Caribbean	9	9	8

Revenue by region is based on the locations of customers to which services are billed. Intelsat’s satellites are in geosynchronous orbit, and consequently are not attributable to any geographic location. Of Intelsat’s remaining assets, substantially all are located in the United States.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

For the three months ended June 30, 2005 and June 30, 2006, revenues were derived from the following services:

	Successor Entity
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006
Lease	$183,014	$196,865
Channel	57,222	66,727
Managed solutions	27,743	34,895
Mobile satellite services and other	21,845	12,047

Total	$289,824	$310,534

For the period January 1, 2005 to January 31, 2005, the period February 1, 2005 to June 30, 2005 and the six months ended June 30, 2006, revenues were derived from the following services:

	Predecessor Entity	Successor Entity
	January 1 to January 31, 2005	February 1 to June 30, 2005	Six Months Ended June 30, 2006
Lease	$63,727	$308,365	$386,690
Channel	22,261	95,315	115,359
Managed solutions	7,303	46,122	66,225
Mobile satellite services and other	4,626	35,279	22,706

Total	$97,917	$485,081	$590,980

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

(b) Monitoring fee agreement and transaction fee

In connection with the closing of the Acquisition Transactions, Intelsat Bermuda entered into a monitoring fee agreement (“MFA”) with Intelsat Holdings and the Sponsors, or affiliates of, or entities advised by, designated by or associated with, the Sponsors, as the case may be (collectively, the “MFA parties”), pursuant to which the MFA parties provide certain monitoring, advisory and consulting services to Intelsat. Pursuant to the MFA, Intelsat Sub Holdco is obligated to pay an annual fee equal to the greater of $6,250 and 1.25% of adjusted EBITDA (as defined in the indenture governing the $1,000,000 of Floating Rate Senior Notes due 2012, the $875,000 of 8 1/4% Senior Notes due 2013 and the $675,000 of 8 5/8% Senior Notes due 2015, referred to collectively as the acquisition finance notes), and to reimburse the MFA parties for their out-of-pocket expenses. Intelsat Sub Holdco has also agreed to indemnify the MFA parties and their directors, officers, employees, agents

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

and representatives for losses relating to the services contemplated by the MFA and the engagement of the MFA parties pursuant to, and the performance by them of the services contemplated by, the MFA. To the extent permitted by the agreements and indentures governing indebtedness of Intelsat Sub Holdco and its subsidiaries, on a change of control or qualified initial public offering, the Sponsors may at their option receive a lump sum payment equal to the then present value of all then current and future monitoring fees payable, assuming a termination date of January 28, 2017. Intelsat recorded expense for services associated with these fees of $9,501 during the period January 1, 2005 to January 31, 2005, $5,041 during the period February 1, 2005 to June 30, 2005 and $6,000 during the six months ended June 30, 2006.

As payment for certain structuring and advisory services rendered, Intelsat paid an aggregate transaction and advisory fee of $50,000 to the MFA parties upon the closing of the Acquisition Transactions. On May 13, 2005, the MFA parties waived a portion of the annual fee they were entitled to receive under the MFA with respect to fiscal year 2004.

(c) Sponsor investment

In April 2005, SkyTerra Communications, Inc. (“SkyTerra”), an affiliate of Apollo Management, L.P., one of the Sponsors, indirectly acquired 50% of the Class A units of Hughes Network Systems, LLC (“HNS”), one of the Company’s corporate network services customers. On December 31, 2005, Hughes Communications, Inc. (“Hughes Communications”) acquired these Class A units pursuant to a separation agreement under which SkyTerra contributed to Hughes Communications certain of SkyTerra’s assets and liabilities, including the 50% Class A membership interest in HNS owned at that time by SkyTerra. On January 1, 2006, Hughes Communications acquired the remaining 50% of HNS Class A membership interests. On February 21, 2006, SkyTerra and Hughes Communications separated into two publicly owned companies when SkyTerra, which then owned all of the outstanding shares of Hughes Communications common stock, distributed those shares to each holder of SkyTerra’s common, non-voting common and preferred stock and its Series 1-A and 2-A warrants. As a result of the distribution, Apollo, the controlling stockholder of SkyTerra, became the controlling stockholder of Hughes Communications.

(d) Dividends

On February 11, 2005, Intelsat and one of its subsidiaries, Zeus Special Subsidiary Limited, which we refer to as Finance Co., issued the 9 1/4% Senior Discount Notes due 2015, referred to as the discount notes, which yielded $305,348 in proceeds. Following certain transactions, including the amalgamation of Finance Co. with Intelsat Bermuda, which are referred to collectively as the Transfer Transactions, and discussed in more detail in Note 13 to the audited consolidated financial statements included in Intelsat’s Form 10-K, these proceeds were distributed by Intelsat Bermuda to its parent, Intelsat. This distribution plus other cash on hand was distributed by Intelsat to Intelsat Holdings, for a total distribution of $305,913. Intelsat Holdings used those funds to repurchase a portion of the outstanding preferred shares of Intelsat Holdings, some of which were held by certain members of Intelsat management.

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

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

On February 11, 2005, Intelsat and Finance Co. issued $478,700 in aggregate principal amount at maturity of discount notes, yielding approximately $305 million net proceeds at issuance. On March 3, 2005, Intelsat Bermuda transferred substantially all of its assets to Intelsat Sub Holdco and Intelsat Sub Holdco assumed substantially all of the then-existing liabilities of Intelsat Bermuda. Following these transactions, Finance Co. was amalgamated with Intelsat Bermuda, and Intelsat Bermuda became an obligor on the discount notes. Intelsat Bermuda is a wholly owned subsidiary of Intelsat, a co-obligor of the discount notes. On July 3, 2006, in connection with the PanAmSat Acquisition Transactions, Intelsat Bermuda transferred the obligation on the discount notes to its wholly owned subsidiary, Intermediate Holdco, Intermediate Holdco became an obligor on the discount notes and Intelsat Bermuda became a guarantor of the discount notes.

Separate financial statements of the Parent Guarantors and the Subsidiary Guarantors are not presented because management believes that such financial statements would not be material to investors.

Investments in subsidiaries in the following condensed consolidating financial information are accounted for under the equity method of accounting. Consolidating adjustments include the following:

•	Elimination of investment in subsidiaries;

•	Elimination of intercompany accounts;

•	Elimination of intercompany sales between guarantor and non-guarantor subsidiaries; and

•	Elimination of equity in earnings of subsidiaries.

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2006

(in thousands)

	(1) (2) Intelsat, Ltd.	(1) (2) Intelsat Bermuda	Sub Holdco	(3) Sub Holdco Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$10,669	$—	$447,096	$135,694	$17,573	$(135,694)	$475,338
Receivables	—	—	160,727	160,293	31,507	(158,028)	194,499
Deferred income taxes	—	—	6,469	6,469	4,419	(6,469)	10,888
Intercompany receivables	—	—	1,037,198	—	—	(1,037,198)	—

Total current assets	10,669	—	1,651,490	302,456	53,499	(1,337,389)	680,725
Satellites and other property and equipment, net	—	—	3,065,022	3,061,836	46,204	(3,061,836)	3,111,226
Amortizable intangible assets, net	—	—	474,561	—	—	—	474,561
Non-amortizable intangible assets, net	—	—	560,000	—	—	—	560,000
Goodwill	—	—	111,388	—	—	—	111,388
Investment in affiliate	2,079,755	2,426,280	(53,828)	(53,828)	—	(4,372,582)	25,797
Other assets	2,921	13,970	162,773	68,382	8,218	(70,647)	185,617

Total assets	$2,093,345	$2,440,250	$5,971,406	$3,378,846	$107,921	$(8,842,454)	$5,149,314

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$—	$—	$16,271	$12,771	$—	$(12,771)	$16,271
Accounts payable and accrued liabilities	20,941	650	282,583	153,735	14,482	(153,735)	318,656
Deferred satellite performance incentives	—	—	7,391	7,391	—	(7,391)	7,391
Deferred revenue	—	—	21,750	21,750	3,443	(21,751)	25,192
Intercompany payables	865,267	13,265	—	773,360	158,666	(1,810,558)	—

Total current liabilities	886,208	13,915	327,995	969,007	176,591	(2,006,206)	367,510
Long-term debt, net of current portion	1,538,309	346,580	2,922,666	31,416	—	(31,416)	4,807,555
Deferred satellite performance incentives, net of current portion	—	—	33,914	33,914	—	(33,914)	33,914
Deferred revenue, net of current portion	—	—	139,642	139,642	—	(139,642)	139,642
Accrued retirement benefits	—	—	108,069	108,069	—	(108,069)	108,069
Other long-term liabilities	—	—	12,840	12,840	10,956	(12,840)	23,796

Total liabilities	2,424,517	360,495	3,545,126	1,294,888	187,547	(2,332,087)	5,480,486

Shareholder’s equity (deficit):
Ordinary shares	12	—	12	—	25	(37)	12
Other shareholder’s equity (deficit)	(331,184)	2,079,755	2,426,268	2,083,958	(79,651)	(6,510,330)	(331,184)

Total shareholder’s equity (deficit)	(331,172)	2,079,755	2,426,280	2,083,958	(79,626)	(6,510,367)	(331,172)

Total liabilities and shareholder’s equity (deficit)	$2,093,345	$2,440,250	$5,971,406	$3,378,846	$107,921	$(8,842,454)	$5,149,314

Notes:
(1)	Intelsat, Ltd. and Intelsat Bermuda are parent guarantors to the $2.55 billion acquisition finance notes issued by Intelsat Sub Holdco. Intermediate Holdco became a guarantor of the acquisition finance notes on July 3, 2006. The parent guarantors are in addition to the subsidiary guarantors.
(2)	Intelsat Bermuda was the issuer of $478,700 at maturity of discount notes and Intelsat, Ltd. is a co-obligor of these notes. On July 3, 2006, Intelsat Bermuda transferred the obligation to pay the discount notes to its wholly owned subsidiary, Intermediate Holdco. Intermediate Holdco became an obligor on the discount notes and Intelsat Bermuda became a guarantor of the discount notes. The discount notes are not guaranteed by Intelsat Sub Holdco or any of Intelsat Bermuda’s direct or indirect subsidiaries.
(3)	Subsidiary Guarantors are guarantors of the $2.55 billion principal amount of acquisition finance notes issued by Intelsat Sub Holdco.

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2005

(in thousands)

	(1) (2) Intelsat, Ltd.	(1) (2) Intelsat Bermuda	Sub Holdco	(3) Sub Holdco Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$65	$—	$341,204	$7,501	$18,801	$(7,501)	$360,070
Receivables	—	—	172,171	171,304	30,680	(170,703)	203,452
Deferred income taxes	—	—	6,334	6,334	4,418	(6,334)	10,752
Intercompany receivables	—	—	1,005,471	—	—	(1,005,471)	—

Total current assets	65	—	1,525,180	185,139	53,899	(1,190,009)	574,274
Satellites and other property and equipment, net	—	—	3,277,809	3,274,112	49,531	(3,274,111)	3,327,341
Amortizable intangible assets, net	—	—	493,263	—	—	—	493,263
Non-amortizable intangible assets, net	—	—	560,000	—	—	—	560,000
Goodwill	—	—	111,388	—	—	—	111,388
Investment in affiliate	2,187,132	2,518,357	(40,267)	(40,267)	—	(4,585,024)	39,931
Other assets	725	12,864	167,990	78,307	7,271	(78,910)	188,247

Total assets	$2,187,922	$2,531,221	$6,095,363	$3,497,291	$110,701	$(9,128,054)	$5,294,444

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$—	$—	$11,097	$7,597	$—	$(7,597)	$11,097
Accounts payable and accrued liabilities	28,938	—	288,043	159,779	15,927	(159,780)	332,907
Deferred satellite performance incentives	—	—	7,418	7,418	—	(7,418)	7,418
Deferred revenue	—	—	23,518	23,518	6,625	(23,518)	30,143
Intercompany payables	834,820	13,265	—	465,619	157,386	(1,471,090)	—

Total current liabilities	863,758	13,265	330,076	663,931	179,938	(1,669,403)	381,565
Long-term debt, net of current portion	1,524,943	330,823	2,934,250	40,375	—	(40,375)	4,790,016
Deferred satellite performance incentives, net of current portion	—	—	36,027	36,027	—	(36,027)	36,027
Deferred revenue, net of current portion	—	—	157,580	157,580	—	(157,580)	157,580
Accrued retirement benefits	—	—	107,778	107,778	—	(107,778)	107,778
Other long-term liabilities	5,486	—	11,296	14,623	10,960	(14,622)	27,743

Total liabilities	2,394,187	344,088	3,577,007	1,020,314	190,898	(2,025,785)	5,500,709

Shareholder’s equity (deficit):
Ordinary shares	12	—	12	—	25	(37)	12
Other shareholder’s equity (deficit)	(206,277)	2,187,133	2,518,344	2,476,977	(80,222)	(7,102,232)	(206,277)

Total shareholder’s equity (deficit)	(206,265)	2,187,133	2,518,356	2,476,977	(80,197)	(7,102,269)	(206,265)

Total liabilities and shareholder’s equity (deficit)	$2,187,922	$2,531,221	$6,095,363	$3,497,291	$110,701	$(9,128,054)	$5,294,444

Notes:
(1)	Intelsat, Ltd. and Intelsat Bermuda are parent guarantors to the $2.55 billion acquisition finance notes issued by Intelsat Sub Holdco. Intermediate Holdco became a guarantor of the acquisition finance notes on July 3, 2006. The parent guarantors are in addition to the subsidiary guarantors.
(2)	Intelsat Bermuda was the issuer of $478,700 at maturity of discount notes and Intelsat, Ltd. is a co-obligor of these notes. On July 3, 2006, Intelsat Bermuda transferred the obligation to pay the discount notes to its wholly owned subsidiary, Intermediate Holdco. Intermediate Holdco became an obligor on the discount notes and Intelsat Bermuda became a guarantor of the discount notes. The discount notes are not guaranteed by Intelsat Sub Holdco or any of Intelsat Bermuda’s direct or indirect subsidiaries.
(3)	Subsidiary Guarantors are guarantors of the $2.55 billion principal amount of acquisition finance notes issued by Intelsat Sub Holdco.

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(in thousands)

	(1) (2) Intelsat, Ltd.	(1) (2) Intelsat Bermuda	Sub Holdco	(3) Sub Holdco Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$548,539	$548,539	$107,086	$(613,184)	$590,980

Operating expenses:
Direct cost of revenue	—	—	121,793	609,507	90,531	(720,636)	101,195
Selling, general and administrative	1,527	—	22,439	4,982	6,510	41,502	76,960
Depreciation and amortization	—	—	298,834	279,620	4,372	(279,620)	303,206

Total operating expenses	1,527	—	443,066	894,109	101,413	(958,754)	481,361

Income (loss) from operations	(1,527)	—	105,473	(345,570)	5,673	345,570	109,619
Interest expense	94,759	15,300	140,482	57,493	8,026	(98,256)	217,804
Interest income	623	—	45,771	37,165	2,641	(77,929)	8,271
Subsidiary income (loss)	(37,133)	(21,833)	539	539	—	57,888	—
Other income (expense), net	—	—	(11,633)	(11,628)	490	11,629	(11,142)

Income (loss) before income taxes	(132,796)	(37,133)	(332)	(376,987)	778	435,414	(111,056)
Provision for income taxes	—	—	21,501	21,010	239	(21,010)	21,740

Net income (loss)	$(132,796)	$(37,133)	$(21,833)	$(397,997)	$539	$456,424	$(132,796)

Notes:
(1)	Intelsat, Ltd. and Intelsat Bermuda are parent guarantors to the $2.55 billion acquisition finance notes issued by Intelsat Sub Holdco. Intermediate Holdco became a guarantor of the acquisition finance notes on July 3, 2006. The parent guarantors are in addition to the subsidiary guarantors.
(2)	Intelsat Bermuda was the issuer of $478,700 at maturity of discount notes and Intelsat, Ltd. is a co-obligor of these notes. On July 3, 2006, Intelsat Bermuda transferred the obligation to pay the discount notes to its wholly owned subsidiary, Intermediate Holdco. Intermediate Holdco became an obligor on the discount notes and Intelsat Bermuda became a guarantor of the discount notes. The discount notes are not guaranteed by Intelsat Sub Holdco or any of Intelsat Bermuda’s direct or indirect subsidiaries.
(3)	Subsidiary Guarantors are guarantors of the $2.55 billion principal amount of acquisition finance notes issued by Intelsat Sub Holdco.

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD FEBRUARY 1, 2005 TO JUNE 30, 2005

(in thousands)

	(1) (2) Intelsat, Ltd.	(1) (2) Intelsat Bermuda	Sub Holdco	(3) Sub Holdco Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$428,830	$428,830	$105,622	$(478,201)	$485,081

Operating expenses:
Direct cost of revenue	—	—	88,916	489,779	89,689	(564,550)	103,834
Selling, general and administrative	13,390	—	21,563	5,981	4,941	15,688	61,563
Depreciation and amortization	—	—	231,508	220,881	4,559	(217,150)	239,798

Total operating expenses	13,390	—	341,987	716,641	99,189	(766,012)	405,195

Income (loss) from operations	(13,390)	—	86,843	(287,811)	6,433	287,811	79,886
Interest expense	71,129	10,894	103,241	48,558	3,650	(70,034)	167,438
Interest income	235	—	24,491	18,081	6	(39,507)	3,306
Subsidiary income (loss)	(11,051)	(157)	1,135	1,135	—	8,938	—
Other income (expense), net	—	—	(1,019)	(1,059)	392	1,010	(676)

Income (loss) before income taxes	(95,335)	(11,051)	8,209	(318,212)	3,181	328,286	(84,922)
Provision for income taxes	—	—	8,366	11,357	2,046	(11,357)	10,412

Net income (loss)	$(95,335)	$(11,051)	$(157)	$(329,569)	$1,135	$339,643	$(95,334)

Notes:
(1)	Intelsat, Ltd. and Intelsat Bermuda are parent guarantors to the $2.55 billion acquisition finance notes issued by Intelsat Sub Holdco. Intermediate Holdco became a guarantor of the acquisition finance notes on July 3, 2006. The parent guarantors are in addition to the subsidiary guarantors.
(2)	Intelsat Bermuda was the issuer of $478,700 at maturity of discount notes and Intelsat, Ltd. is a co-obligor of these notes. On July 3, 2006, Intelsat Bermuda transferred the obligation to pay the discount notes to its wholly owned subsidiary, Intermediate Holdco. Intermediate Holdco became an obligor on the discount notes and Intelsat Bermuda became a guarantor of the discount notes. The discount notes are not guaranteed by Intelsat Sub Holdco or any of Intelsat Bermuda’s direct or indirect subsidiaries.
(3)	Subsidiary Guarantors are guarantors of the $2.55 billion principal amount of acquisition finance notes issued by Intelsat Sub Holdco.

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2005 TO JANUARY 31, 2005

(in thousands)

	(1) (2) Intelsat, Ltd.	Sub Holdco	(3) Sub Holdco Guarantor Subsidiaries	Sub Holdco Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$86,449	$86,449	$19,524	$(94,505)	$97,917

Operating expenses:
Direct cost of revenue	—	31,833	98,769	15,545	(119,208)	26,939
Selling, general and administrative	47,584	(5,421)	(5,421)	897	17,804	55,443
Depreciation and amortization	—	38,384	37,924	800	(37,924)	39,184
Impairment of asset value	—	69,227	69,227	—	(69,227)	69,227
Restructuring costs	—	263	263	—	(263)	263

Total operating expenses	47,584	134,286	200,762	17,242	(208,818)	191,056

Income (loss) from operations	(47,584)	(47,837)	(114,313)	2,282	114,313	(93,139)
Interest expense	12,685	553	553	3	(553)	13,241
Interest income	191	—	—	—	—	191
Subsidiary income (loss)	(49,648)	2,011	2,011	—	45,626	—
Other income (expense), net	—	734	734	77	(682)	863

Income (loss) before income taxes	(109,726)	(45,645)	(112,121)	2,356	159,810	(105,326)
Provision for income taxes	—	4,052	462	348	(462)	4,400

Net income (loss)	$(109,726)	$(49,697)	$(112,583)	$2,008	$160,272	$(109,726)

Notes:
(1)	Intelsat, Ltd. and Intelsat Bermuda are parent guarantors to the $2.55 billion acquisition finance notes issued by Intelsat Sub Holdco. Intermediate Holdco became a guarantor of the acquisition finance notes on July 3, 2006. The parent guarantors are in addition to the subsidiary guarantors.
(2)	Intelsat Bermuda was the issuer of $478,700 at maturity of discount notes and Intelsat, Ltd. is a co-obligor of these notes. On July 3, 2006, Intelsat Bermuda transferred the obligation to pay the discount notes to its wholly owned subsidiary, Intermediate Holdco. Intermediate Holdco became an obligor on the discount notes and Intelsat Bermuda became a guarantor of the discount notes. The discount notes are not guaranteed by Intelsat Sub Holdco or any of Intelsat Bermuda’s direct or indirect subsidiaries.
(3)	Subsidiary Guarantors are guarantors of the $2.55 billion principal amount of acquisition finance notes issued by Intelsat Sub Holdco.

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(in thousands)

	(1) (2) Intelsat, Ltd.	(1) (2) Intelsat Bermuda	Sub Holdco	(3) Sub Holdco Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(95,488)	$—	$275,895	$249,858	$8,142	$(249,860)	$188,547

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	—	(63,965)	(63,965)	(1,044)	63,965	(65,009)
Advances to/from subsidiaries, net	30,859	—	(22,225)	(51,775)	(8,636)	51,777	—
Investment in subsidiaries	75,233	75,263	—	—	—	(150,496)	—

Net cash used in investing activities	106,092	75,263	(86,190)	(115,740)	(9,680)	(34,754)	(65,009)

Cash flows from financing activities:
Repayments of long-term debt	—	—	(2,625)	—	—	—	(2,625)
Principal payment on deferred satellite performance incentives	—	—	(2,140)	(2,140)	—	2,140	(2,140)
Principal payments on capital lease obligations	—	—	(3,785)	(3,785)	—	3,785	(3,785)
Capital contributions from parent companies	—	—	—	—	30	(30)	—
Dividends to shareholder	—	(75,263)	(75,263)	—	—	150,526	—

Net cash provided by (used in) financing activities	—	(75,263)	(83,813)	(5,925)	30	156,421	(8,550)
Effect of exchange rate changes on cash	—	—	—	—	280	—	280

Net change in cash and cash equivalents	10,604	—	105,892	128,193	(1,228)	(128,193)	115,268
Cash and cash equivalents, beginning of period	65	—	341,204	7,501	18,801	(7,501)	360,070

Cash and cash equivalents, end of period	$10,669	$—	$447,096	$135,694	$17,573	$(135,694)	$475,338

Notes:
(1)	Intelsat, Ltd. and Intelsat Bermuda are parent guarantors to the $2.55 billion acquisition finance notes issued by Intelsat Sub Holdco. Intermediate Holdco became a guarantor of the acquisition finance notes on July 3, 2006. The parent guarantors are in addition to the subsidiary guarantors.
(2)	Intelsat Bermuda was the issuer of $478,700 at maturity of discount notes and Intelsat, Ltd. is a co-obligor of these notes. On July 3, 2006, Intelsat Bermuda transferred the obligation to pay the discount notes to its wholly owned subsidiary, Intermediate Holdco. Intermediate Holdco became an obligor on the discount notes and Intelsat Bermuda became a guarantor of the discount notes. The discount notes are not guaranteed by Intelsat Sub Holdco or any of Intelsat Bermuda’s direct or indirect subsidiaries.
(3)	Subsidiary Guarantors are guarantors of the $2.55 billion principal amount of acquisition finance notes issued by Intelsat Sub Holdco.

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FEBRUARY 1, 2005 TO JUNE 30, 2005

(in thousands)

	(1) (2) Intelsat, Ltd.	(1) (2) Intelsat Bermuda	Sub Holdco	(3) Sub Holdco Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(46,544)	$—	$252,087	$413,899	$29,767	$(413,950)	$235,259

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	—	(77,093)	(77,093)	(6,684)	77,093	(83,777)
Advances to/from subsidiaries, net	247,109	—	(233,121)	(358,072)	(13,988)	358,072	—
Investment in subsidiaries	305,348	—	—	—	—	(305,348)	—
Proceeds from insurance receivable	—	—	19,759	19,759	—	(19,759)	19,759

Net cash used in investing activities	552,457	—	(290,455)	(415,406)	(20,672)	110,058	(64,018)

Cash flows from financing activities:
Repayments of long-term debt	(200,000)	—	(1,750)	—	—	—	(201,750)
Proceeds from bond issuance	—	305,348	—	—	—	—	305,348
Proceeds from credit facility borrowings	—	—	200,000	—	—	—	200,000
Principal payment on deferred satellite performance incentives	—	—	(2,008)	(2,008)	—	2,008	(2,008)
Principal payments on capital lease obligations	—	—	(1,867)	1,267	—	(1,267)	(1,867)
Dividends to shareholder	(305,913)	(305,348)	—	—	—	305,348	(305,913)

Net cash provided by (used in) financing activities	(505,913)	—	194,375	(741)	—	306,089	(6,190)
Effect of exchange rate changes on cash	—	—	—	—	441	—	441

Net change in cash and cash equivalents	—	—	156,007	(2,248)	9,536	2,197	165,492
Cash and cash equivalents, beginning of period	57	—	189,438	9,295	5,137	(9,245)	194,682

Cash and cash equivalents, end of period	$57	$—	$345,445	$7,047	$14,673	$(7,048)	$360,174

Notes:
(1)	Intelsat, Ltd. and Intelsat Bermuda are parent guarantors to the $2.55 billion acquisition finance notes issued by Intelsat Sub Holdco. Intermediate Holdco became a guarantor of the acquisition finance notes on July 3, 2006. The parent guarantors are in addition to the subsidiary guarantors.
(2)	Intelsat Bermuda was the issuer of $478,700 at maturity of discount notes and Intelsat, Ltd. is a co-obligor of these notes. On July 3, 2006, Intelsat Bermuda transferred the obligation to pay the discount notes to its wholly owned subsidiary, Intermediate Holdco. Intermediate Holdco became an obligor on the discount notes and Intelsat Bermuda became a guarantor of the discount notes. The discount notes are not guaranteed by Intelsat Sub Holdco or any of Intelsat Bermuda’s direct or indirect subsidiaries.
(3)	Subsidiary Guarantors are guarantors of the $2.55 billion principal amount of acquisition finance notes issued by Intelsat Sub Holdco.

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD JANUARY 1, 2005 TO JANUARY 31, 2005

(in thousands)

	(1) (2) Intelsat, Ltd.	Sub Holdco	(3) Sub Holdco Guarantor Subsidiaries	Sub Holdco Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(8,085)	$61,087	$42,008	$1,813	$(85,439)	$11,384

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	(953)	(953)	—	953	(953)
Advances to/from subsidiaries, net	(5,133)	5,133	—	—	—	—
Investment in subsidiaries	(155,800)	155,800	—	—	—	—
Proceeds from insurance receivable	38,561	(38,561)	(38,561)	—	77,122	38,561

Net cash provided by (used in) investing activities	(122,372)	121,419	(39,514)	—	78,075	37,608

Cash flows from financing activities:
Principal payment on deferred satellite performance incentives	—	(475)	(475)	—	475	(475)

Net cash provided by (used in) financing activities	—	(475)	(475)	—	475	(475)
Effect of exchange rate changes on cash	—	—	—	(75)	—	(75)

Net change in cash and cash equivalents	(130,457)	182,031	2,019	1,738	(6,889)	48,442
Cash and cash equivalents, beginning of period	130,514	7,407	7,276	3,399	(7,276)	141,320

Cash and cash equivalents, end of period	$57	$189,438	$9,295	$5,137	$(14,165)	$189,762

Notes:
(1)	Intelsat, Ltd. and Intelsat Bermuda are parent guarantors to the $2.55 billion acquisition finance notes issued by Intelsat Sub Holdco. Intermediate Holdco became a guarantor of the acquisition finance notes on July 3, 2006. The parent guarantors are in addition to the subsidiary guarantors.
(2)	Intelsat Bermuda was the issuer of $478,700 at maturity of discount notes and Intelsat, Ltd. is a co-obligor of these notes. On July 3, 2006, Intelsat Bermuda transferred the obligation to pay the discount notes to its wholly owned subsidiary, Intermediate Holdco. Intermediate Holdco became an obligor on the discount notes and Intelsat Bermuda became a guarantor of the discount notes. The discount notes are not guaranteed by Intelsat Sub Holdco or any of Intelsat Bermuda’s direct or indirect subsidiaries.
(3)	Subsidiary Guarantors are guarantors of the $2.55 billion principal amount of acquisition finance notes issued by Intelsat Sub Holdco.

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

Note 16    Subsequent Events

On July 3, 2006, Intelsat Bermuda completed the previously announced acquisition of PanAmSat Holdco, pursuant to the Merger Agreement, with the stockholders of PanAmSat Holdco receiving $25.00 per common share, plus approximately $0.00927 as the pro rata share of undeclared regular quarterly dividends, in cash.

The acquisition was financed by the incurrence of significant debt, including $260.0 million principal amount Floating Rate Senior Notes due 2013 (the “Floating Rate Notes”), $1,330.0 million principal amount 11 1/4% Senior Notes due 2016 (the “Non-Guaranteed Fixed Rate Notes”) and $750.0 million principal amount 9 1/4% Senior Notes due 2016 (the “Guaranteed Notes”), referred to collectively as the New Intelsat Bermuda Notes, issued by Intelsat Bermuda; $575.0 million principal amount 9% Senior Notes due 2016, referred to as the New PanAmSat Opco Notes, issued by PanAmSat Opco; and a borrowing by Intelsat Bermuda under a new $600.0 million senior unsecured credit facility, referred to as the Intelsat Bermuda Bridge Credit Facility. Cash on hand at Intelsat Bermuda, PanAmSat Opco and their respective affiliates was also used.

The Guaranteed Notes are guaranteed by Intelsat, Ltd. and certain subsidiaries of Intelsat Bermuda. The Floating Rate Notes and the Non-Guaranteed Fixed Rate Notes are not guaranteed by any of the subsidiaries of Intelsat Bermuda, but these notes are guaranteed by Intelsat, Ltd. The Floating Rate Notes bear interest at LIBOR plus 600 basis points (11.64% interest rate as of July 3, 2006).

Borrowings under the Intelsat Bermuda Bridge Credit Facility are unsecured and not guaranteed by any other entities. If the loans outstanding under the Intelsat Bermuda Bridge Credit Facility are not repaid within one year after the date of borrowing (the “Initial Maturity Date”), the loans will be automatically exchanged for Exchange Notes in the same principal amount, maturing ten years after the date of borrowing. The Exchange Notes are to be issued by Intelsat Bermuda pursuant to a form of indenture attached to the Credit Agreement governing the Intelsat Bermuda Bridge Credit Facility (the “Bridge Credit Agreement”). Holders of the Exchange Notes will have registration rights. The Bridge Credit Agreement contains substantially the same covenants and events of default as the indenture governing the Floating Rate Notes and the Non-Guaranteed Fixed Rate Notes. Borrowings under the Intelsat Bermuda Bridge Credit Facility bear interest at the LIBOR rate in effect from time to time plus 600 basis points. In no event will such interest rate exceed 11.25%.

Also in connection with the PanAmSat Acquisition Transactions, Intelsat Sub Holdco (as borrower) and Intermediate Holdco (as guarantor), entered into a new Credit Agreement (the “New Sub Holdco Credit Agreement”), dated as of July 3, 2006. The New Sub Holdco Credit Agreement provides for a $344.8 million Tranche B Term Loan facility with a seven year maturity and a $300.0 million Revolving Credit facility with a six-year maturity. Up to $200.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility is available for swingline loans. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. The revolving credit facility is available on a revolving basis during the period beginning on July 3, 2006 and terminating six years later.

The interest rates for the borrowings under the New Sub Holdco Credit Agreement range from the LIBOR rate plus 2.00% to the LIBOR rate plus 2.25%, or the Above Bank Rate (“ABR”) which is the rate for any day, a rate per annum (rounded upwards, if necessary, to the next 1/16 of 1.00%) equal to the greater of (a) the Prime Rate in effect on such day or (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00%, as defined in the New Sub Holdco Credit Agreement, plus 1.00% to the ABR plus 1.25%, depending on certain financial measures. The ABR and LIBOR are determined as specified in the New Sub Holdco Credit Agreement. The initial interest rate under the Tranche B Term loan is 7.76%.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

Obligations under the New Sub Holdco Credit Agreement are guaranteed by certain of Intelsat’s subsidiaries, as well as by Intermediate Holdco, and secured by a perfected first priority security interest to the extent legally permissible in substantially all of the tangible and intangible assets of the borrower and guarantors, with certain agreed exceptions.

In connection with the PanAmSat Acquisition Transactions, Intelsat Sub Holdco’s senior secured credit facilities were terminated without penalty, and all outstanding balances, plus accrued interest, were paid to the previous credit facility lenders on July 3, 2006.

Following consummation of the PanAmSat Acquisition Transactions, Intelsat General Corporation, a wholly-owned indirect subsidiary of Intelsat Sub Holdco and referred to as IGen, acquired G2 Satellite Solutions Corporation, a subsidiary of PanAmSat Opco and the government services business of PanAmSat Opco, for cash consideration in the amount of $73.0 million by means of a merger in which G2 Satellite Solutions Corporation merged into IGen with IGen continuing as the surviving entity. We refer to this transaction as the Government Business Merger.

On May 30, 2006, PanAmSat Holdco commenced a tender offer, referred to as the Tender Offer, to purchase any and all of its outstanding $416.0 million aggregate principal amount at maturity ($289.5 million accreted principal amount at March 31, 2006) 10 3/8% discount notes for cash. In connection with the Tender Offer, PanAmSat Holdco also solicited the consent of the holders of the 10 3/8% discount notes to amend the indenture governing the 10 3/8% discount notes to, among other things, eliminate substantially all of the restrictive covenants, certain events of default and certain other provisions contained in that indenture. The amendment to the indenture governing the 10 3/8% discount notes was approved by the requisite holders of the 10 3/8% discount notes on June 14, 2006 and entered into upon the consummation of the Tender Offer on July 3, 2006, at which time approximately 99.65% of the outstanding 10 3/8% discount notes were repurchased by PanAmSat Holdco. The 10 3/8% discount notes not tendered to PanAmSat Holdco in the Tender Offer, or approximately $1.5 million aggregate principal amount, remained outstanding obligations of PanAmSat Holdco at June 30, 2006.

Prior to and immediately after the purchase, Intelsat Bermuda extended to PanAmSat Holdco several loans, referred to collectively as the Intelsat Bermuda Loan, in an aggregate principal amount at the time of borrowing equal to approximately $1,281.4 million, the proceeds of which were used by PanAmSat Holdco to fund a portion of the purchase price of the PanAmSat acquisition and to fund the purchase of the 10 3/8% discount notes tendered in the Tender Offer, plus related fees, referred to collectively as the Tender Amount.

The PanAmSat Acquisition Transactions, the Government Business Merger, the Tender Offer and the Intelsat Bermuda Loan are referred to collectively as the Transactions.

Upon the completion of the PanAmSat Acquisition Transactions, we renamed PanAmSat Holdco and PanAmSat Opco as Intelsat Holding Corporation and Intelsat Corporation, respectively.

In addition, Intelsat Bermuda created a new direct wholly owned subsidiary organized in Gibraltar which owns all of the equity of a subsidiary organized in Luxembourg which owns all of the equity of a subsidiary organized in Poland, referred to as Intelsat Poland, which has registered a branch in Luxembourg, referred to as Intelsat Poland, Luxembourg Branch. Following the consummation of the PanAmSat Acquisition Transactions, Intelsat Bermuda effected the contribution of the Intelsat Bermuda Loan to Intelsat Poland, Luxembourg Branch.

The PanAmSat Acquisition Transactions will be accounted for under the purchase method of accounting. A preliminary allocation of the purchase price was performed using information currently available and is based on

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

preliminary estimates of the fair values of assets acquired and liabilities assumed in connection with the PanAmSat Acquisition Transactions. These preliminary estimates are based on available information and certain assumptions we consider reasonable and may be revised as additional information becomes available. These preliminary valuation estimates were derived using the assistance of an independent appraiser. The final purchase price allocation for the PanAmSat Acquisition Transactions will be dependent upon the finalization of asset and liability valuations, which may depend in part on prevailing market rates and conditions. These final valuations will be based on the actual net tangible and intangible assets existing as of the closing date of the PanAmSat Acquisition Transactions. Any final adjustments may change the allocations of purchase prices which could affect the fair value assigned to the assets acquired and liabilities assumed and could result in a material change, including the recording of additional goodwill.

The assets and liabilities’ estimated values have been based on a preliminary purchase price of $3,286,588 calculated as follows:

Cash paid	$3,173,588
Transaction costs	113,000

$3,286,588

A reconciliation of the preliminary purchase price allocation is presented below:

Fair Value of Net Assets Acquired
Current assets acquired	$256,439
Satellites and other property and equipment	1,817,616
Other non-current assets	190,618
Intangible assets	1,570,000
Goodwill	3,773,852
Assumed debt	(3,240,016)
Current liabilities less current portion of debt	(249,964)
Deferred tax liability	(520,608)
Other non-current liabilities	(311,349)

$3,286,588

The following unaudited pro forma results of operations assume the PanAmSat Acquisition Transactions took place on January 1 for the periods presented, and reflect reclassifications and adjustments to conform our financial statement presentations:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
Revenue	$508,924	$542,102	$1,016,381	$1,040,216
Net loss	(177,384)	(103,889)	(435,940)	(240,217)

The pro forma net loss in the above periods reflects our best estimates based on preliminary 2006 year to date results for PanAmSat Holdco. Our estimates may change upon receiving actual 2006 results for PanAmSat Holdco. The unaudited pro forma results of operations are being furnished solely for informational purposes and are not intended to represent or be indicative of the consolidated results of operations that we would have reported had these transactions been completed as of the dates and for the periods presented, nor are they necessarily indicative of future results.

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

Overview

Following the completion of the PanAmSat Acquisition Transactions on July 3, 2006, we are the largest provider of fixed satellite communications services worldwide, supplying voice, data and video connectivity in over 200 countries and territories for over 1,800 customers, many of which we have had relationships with for over 30 years. Our global communications network includes 51 satellites in orbit, leased capacity on one additional satellite owned by another satellite operator in the Asia-Pacific region and ground facilities related to the operation and control of our satellites. We believe that we have one of the largest, most flexible and reliable satellite fleets in the world, which covers 99% of the world’s population. Our satellite fleet is operated via ground facilities used to monitor and control our satellites and is complemented by a terrestrial network of teleports, points of presence and leased fiber links for the provision of our managed solutions.

Impact of the Acquisition Transactions and the Transfer Transactions

On January 28, 2005, Intelsat Holdings acquired Intelsat, Ltd., as part of a series of transactions referred to as the Acquisition Transactions, for total cash consideration of approximately $3.2 billion, with pre-acquisition debt of approximately $1.9 billion remaining outstanding. In connection with the Acquisition Transactions, on January 28, 2005, Intelsat (Bermuda), Ltd., referred to as Intelsat Bermuda, established a $300 million revolving credit facility and a $350 million term loan facility, referred to together as the prior senior secured credit facilities, and issued $1 billion of floating rate senior notes due 2012, $875 million of 8 1/4% senior notes due 2013 and $675 million of 8 5/8% senior notes due 2015, referred to collectively as the acquisition finance notes. As described below, the prior senior secured credit facilities were subsequently terminated as part of the PanAmSat Acquisition Transactions on July 3, 2006.

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

Following the issuance of the discount notes and the deposit of the gross proceeds by Finance Co. in a special account established by Finance Co., the following transactions took place:

•	we filed applications with the U.S. Federal Communications Commission, referred to as the FCC, for approval of the pro forma indirect transfer of control of, and the change in indirect foreign ownership of, the five subsidiaries of our company holding FCC authorizations;

•	on March 3, 2005, Intelsat Bermuda transferred substantially all of its assets to Intelsat Sub Holdco and Intelsat Sub Holdco assumed substantially all of the then-existing liabilities of Intelsat Bermuda, including the acquisition finance notes; and Intelsat Bermuda also became a guarantor of the prior senior secured credit facilities and the acquisition finance notes upon the consummation of the Transfer Transactions; and

•	Finance Co. amalgamated with Intelsat Bermuda, with the resulting company being named Intelsat (Bermuda), Ltd. and Intelsat Bermuda becoming an obligor on the discount notes.

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

We are a highly leveraged company. As part of the Acquisition Transactions, Intelsat Bermuda incurred substantial debt, which has been assumed by Intelsat Sub Holdco in connection with the Transfer Transactions, including debt under the senior secured credit facilities and the acquisition finance notes, which resulted in a significant increase in our interest expense. In addition, Intelsat, Ltd. and Intelsat Bermuda incurred significant additional indebtedness on February 3, 2005, in connection with the issuance of the discount notes, which further increased our interest expense. Payments required to service all of this indebtedness substantially increased our liquidity requirements in 2005 and thereafter as compared to prior years.

The PanAmSat Acquisition Transactions

On August 28, 2005, Intelsat Bermuda entered into a Merger Agreement, referred to as the Merger Agreement, with PanAmSat Holding Corporation (“PanAmSat Holdco”, now known as Intelsat Holding Corporation) and Proton Acquisition Corporation (“Merger Sub”), a wholly owned subsidiary of Intelsat Bermuda. Pursuant to the Merger Agreement, Intelsat Bermuda acquired PanAmSat Holdco on July 3, 2006 for total cash consideration of approximately $3.2 billion, with the stockholders of PanAmSat Holdco receiving $25.00 per common share in cash, plus approximately $0.00927 as the pro rata share of undeclared regular quarterly dividends. Merger Sub was newly formed for the purpose of consummating the PanAmSat Acquisition Transactions. As part of this transaction, approximately $3.2 billion in existing debt of PanAmSat Holdco and its subsidiaries was either refinanced or remains outstanding.

In connection with, and in order to effect, the transactions contemplated by the Merger Agreement and the related financing, the following transactions occurred:

•	Intelsat Bermuda created a new direct wholly owned subsidiary, Intelsat Intermediate Holding Company, Ltd. (“Intermediate Holdco”);

•	Intelsat Bermuda transferred substantially all its assets (other than cash, certain prepaid expenses and the capital stock of Merger Sub) and liabilities to Intermediate Holdco; and

•	Merger Sub merged with PanAmSat Holdco, with PanAmSat Holdco continuing as the surviving corporation and being a direct wholly owned subsidiary of Intelsat Bermuda. Upon completion of this merger, referred to as the Merger Transaction, PanAmSat Holdco’s equity holders ceased to hold shares or other equity interests in PanAmSat Holdco.

In connection with the Merger Transaction, Intelsat Bermuda and PanAmSat Corporation (“PanAmSat Opco”, now known as Intelsat Corporation), a wholly owned subsidiary of PanAmSat Holdco, incurred substantial additional debt, in the aggregate principal amount of approximately $3.2 billion. We refer to these transactions and the Merger Transaction collectively as the PanAmSat Acquisition Transactions. With the PanAmSat Acquisition Transactions completed, we became a significantly more highly leveraged company, which will result in a significant increase in our interest expense in future periods. For more information regarding our debt structure following the completion of the PanAmSat Acquisition Transactions, see “—Liquidity and Capital Resources.”

In connection with the closing of the PanAmSat Acquisition Transactions, we have identified various cost-savings initiatives that have been or will be implemented in connection with and following the closing of the Transactions. These initiatives include workforce reductions and related salaries and benefits savings, insurance costs, operating expense reductions due to consolidation of facilities, and cost savings expected to result from the implementation of improved operating processes and conforming policies in both companies to achieve best practices. We believe we can realize approximately $92 million in estimated annual net operating cost savings in the near to medium term resulting from the PanAmSat Acquisition Transactions.

In order to achieve these expected annual savings, we believe it will be necessary to incur approximately $180 million in one-time expenditures. Approximately $91 million of these costs are expected to relate to relocation, retention, severance and other costs projected to be incurred to achieve a fully integrated and reduced workforce. We believe approximately $53 million of these costs will be incurred to achieve the projected cost savings for satellite, communications and commercial operations, including the integration of satellite control facilities of both companies. Other projected transition costs are expected to include system integration costs, professional fees and costs associated with early termination of existing leases and other binding commitments.

Results of Operations

As a result of the consummation of the Acquisition Transactions, the financial results for the first three months of 2005 have been presented separately for the “Predecessor Entity” for the period January 1, 2005 through January 31, 2005 and for the “Successor Entity” for the period February 1, 2005 through June 30, 2005. For comparative purposes, we combined the period from January 1, 2005 through June 30, 2005 in our discussion below, as we believe this combination is useful to provide the reader a more accurate comparison. This combination is not a U.S. GAAP measure and it is provided to enhance the reader’s understanding of the results of operations for the periods presented.

	Predecessor Entity	Successor Entity	Combined	Successor Entity
	Period January 1 to January 31, 2005	Period February 1 to June 30, 2005	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
		(in thousands)
Revenue	$97,917	$485,081	$582,998	$590,980
Operating expenses:
Direct costs of revenue	26,939	103,834	130,773	101,195
Selling, general and administrative	55,443	61,563	117,006	76,960
Depreciation and amortization	39,184	239,798	278,982	303,206
Impairment of asset value	69,227	—	69,227	—
Restructuring costs	263	—	263	—

Total operating expenses	191,056	405,195	596,251	481,361

Income (loss) from operations	(93,139)	79,886	(13,253)	109,619
Interest expense	13,241	167,438	180,679	217,804
Interest income	191	3,306	3,497	8,271
Other income (expense), net	863	(676)	187	(11,142)

Loss from operations before income taxes	(105,326)	(84,922)	(190,248)	(111,056)
Provision for income taxes	4,400	10,412	14,812	21,740

Net loss	$(109,726)	$(95,334)	$(205,060)	$(132,796)

The following tables set forth our comparative statements of operations for the three months ended June 30, 2005 and for the three months ended June 30, 2006, and on a combined basis for the six months ended June 30, 2005 and for the six months ended June 30, 2006 with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”) between the periods presented:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006	Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
			Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Revenue	$289,824	$310,534	$20,710	7%

Operating expenses:
Direct costs of revenue	59,997	46,084	(13,913)	(23)%
Selling, general and administrative	35,083	37,145	2,062	6%
Depreciation and amortization	143,845	148,602	4,757	3%

Total operating expenses	238,925	231,831	(7,094)	(3)%

Income from operations	50,899	78,703	27,804	55%
Interest expense	99,475	108,331	8,856	9%
Interest income	2,215	4,919	2,704	NM
Other income (expense), net	(222)	(5,731)	(5,509)	NM

Loss from operations before income taxes	(46,583)	(30,440)	16,143	35%
Provision for income taxes	6,826	12,245	5,419	79%

Net loss	$(53,409)	$(42,685)	$10,724	20%

	Combined	Six Months Ended June 30, 2006	Six Months Ended June 30, 2006 Compared to Combined Six Months Ended June 30, 2005
	Six Months Ended June 30, 2005
			Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Revenue	$582,998	$590,980	$7,982	1%

Operating expenses:
Direct costs of revenue	130,773	101,195	(29,578)	(23)%
Selling, general and administrative	117,006	76,960	(40,046)	(34)%
Depreciation and amortization	278,982	303,206	24,224	9%
Impairment of asset value	69,227	—	(69,227)	NM
Restructuring costs	263	—	(263)	NM

Total operating expenses	596,251	481,361	(114,890)	(19)%

Income (loss) from operations	(13,253)	109,619	122,872	NM
Interest expense	180,679	217,804	37,125	21%
Interest income	3,497	8,271	4,774	NM
Other income (expense), net	187	(11,142)	(11,329)	NM

Loss from operations before income taxes	(190,248)	(111,056)	79,192	42%
Provision for income taxes	14,812	21,740	6,928	47%

Net loss	$(205,060)	$(132,796)	$72,264	35%

The following table sets forth our revenue by service commitment type and percentage of our total revenue represented by each for the three months and six months ended June 30, 2005 and 2006:

	Three Months Ended June 30, 2005		Three Months Ended June 30, 2006
	(in millions, except percentages)
Lease	$183.1	63%	$196.9	64%
Channel	57.2	20	66.7	21
Managed solutions	27.7	9	34.9	11
Mobile satellite services and other	21.8	8	12.0	4

Total	$289.8	100%	$310.5	100%

	Combined		Six Months Ended June 30, 2006
	Six Months Ended June 30, 2005
	(in millions, except percentages)
Lease	$372.1	64%	$386.7	65%
Channel	117.6	20	115.4	20
Managed solutions	53.4	9	66.2	11
Mobile satellite services and other	39.9	7	22.7	4

Total	$583.0	100%	$591.0	100%

Revenue

Revenue increased $20.7 million, or 7%, to $310.5 million for the three months ended June 30, 2006 from $289.8 million for the three months ended June 30, 2005. Lease revenue increased $13.8 million to $196.9 million for the three months ended June 30, 2006 as compared to $183.0 million for the three months ended June 30, 2005. The increase was driven primarily by growth in sales to Network Services and Telecom customers in North America, Africa and the Middle East. Channel revenue increased $9.5 million to $66.7 million for the three months ended June 30, 2006 from $57.2 million for the three months ended June 30, 2005. The increase was primarily attributable to a one-time channel termination fee of $20.6 million recognized during the second quarter, which was payable upon the termination of one customer contract, offset by a decline in our legacy channel services revenue. The decline in legacy channel services revenue reflects the continued migration of point-to-point satellite traffic to fiber optic cables across transoceanic routes, a trend which we expect to continue, and the optimization of customer networks. Mobile satellite services and other revenues declined by $9.8 million to $12.0 million for the three months ended June 30, 2006, as compared to $21.9 million for the three months ended June 30, 2005, primarily due to customers’ substitution of fixed dedicated services for our mobile satellite services, and continued migration to lower priced fixed dedicated services. These declines were partially offset by an increase in managed solutions revenue, which increased $7.2 million to $34.9 million for the three months ended June 30, 2006 from $27.7 million for the three months ended June 30, 2005, driven by growing demand for trunking and private line services supporting Voice over IP and corporate data applications.

Revenue increased $8.0 million, or 1%, to $591.0 million for the six months ended June 30, 2006 from $583.0 million for the six months ended June 30, 2005. Lease revenue increased $14.6 million to $386.7 million for the six months ended June 30, 2006 as compared to $372.1 million for the six months ended June 30, 2005. Channel revenue decreased $2.2 million to $115.4 million for the six months ended June 30, 2006 from $117.6 million for the six months ended June 30, 2005. Mobile satellite services and other revenues declined by $17.2 million to $22.7 million for the six months ended June 30, 2006, as compared to $39.9 million in the six months ended June 30, 2005. These declines were partially offset by an increase in managed solutions revenue, which increased $12.8 million to $66.2 million for the six months ended June 30, 2006 from $53.4 million for the six months ended June 30, 2005. The changes between the six months ended June 30, 2005 and the six months ended June 30, 2006 were primarily attributable to the factors mentioned above in the quarterly comparison.

Operating Expenses

Direct Costs of Revenue

Direct costs of revenue decreased $13.9 million, or 23%, to $46.1 million for the three months ended June 30, 2006 from $60.0 million for the three months ended June 30, 2005. The decrease was principally due to lower third party capacity costs of $10.5 million, driven by a decline in mobile satellite services revenue and decreases in third party lease service sales to customers of Intelsat General. Additional decreases in costs were associated with lower insurance costs of $2.2 million and a decrease of $0.8 million associated with accelerated vesting of stock-based compensation plans in 2005 as a result of the Acquisition Transactions.

Direct costs of revenue decreased $29.6 million, or 23%, to $101.2 million for the six months ended June 30, 2006 from $130.8 million for the six months ended June 30, 2005. The decrease was principally due to lower third party capacity costs of $20.5 million, driven by a decline in mobile satellite services revenue and decreases in lease service sales to customers of Intelsat General. Additional decreases in costs were associated with lower insurance costs of $6.3 million and a decrease of $5.8 million associated with accelerated vesting of stock-based compensation plans in 2005 as a result of the Acquisition Transactions. These declines were offset by increased severance expense in 2006 of $4.2 million.

Selling, General and Administrative

Selling, general and administrative expenses increased $2.1 million, or 6%, to $37.1 million for the three months ended June 30, 2006 from $35.1 million for the three months ended June 30, 2005. The increase was due primarily to collections on previously written-off bad debts in 2005.

Selling, general and administrative expenses decreased $40.0 million, or 34%, to $77.0 million for the six months ended June 30, 2006 from $117.0 million for the six months ended June 30, 2005. The decrease was due primarily to decreases in professional fees of $40.8 million incurred mainly in connection with the Acquisition Transactions, offset by recovery of previously written-off bad debts of $7.3 million in 2005. Additional decreases of $5.7 million associated with accelerated vesting of stock-based compensation plans in 2005 as a result of the Acquisition Transactions, decreases in costs associated with management bonuses, and accruals under our corporate bonus plan of $3.9 million were offset by $5.8 million of increased severance expenses.

Depreciation and Amortization

Depreciation and amortization increased $4.8 million, or 3%, to $148.6 million for the three months ended June 30, 2006 from $143.8 million for the three months ended June 30, 2005. The increase was primarily attributable to accelerated depreciation recognized for retiring assets such as IT platforms discontinued as a result of integration plans.

Depreciation and amortization increased $24.2 million, or 9%, to $303.2 million for the six months ended June 30, 2006 from $279.0 million for the six months ended June 30, 2005. This increase was primarily due to the increase in the fair value of our depreciable assets upon the closing of the Acquisition Transactions. The new fair values resulted in an increase in depreciation on our satellites and ground segment equipment of $6.5 million and an increase in amortization on our intangible assets of $2.2 million. Additionally, $9.5 million of the increase was due to accelerated depreciation for retiring assets, $8.0 million of the depreciation increase was associated with our IA-8 satellite, which went into service in July 2005 and for which no depreciation was recorded during the prior year period, and $2.8 million of the increase related to ground segment assets placed in service at the end of 2005 and the first quarter of 2006.

Impairment of Asset Value

In January 2005, our IS-804 satellite experienced an unexpected electrical power system anomaly that resulted in the total loss of the satellite. As a result of this anomaly, we recorded a non-cash impairment charge of

$69.2 million during the six months ended June 30, 2005 to write off the net book value of the IS-804 satellite of $73.3 million, net of satellite performance incentive obligations of $4.1 million. No impairment charges were recorded during the six months ended June 30, 2006 or for the three months ended June 30, 2005 or 2006.

Interest Expense

We incurred $111.1 million of gross interest costs during the three months ended June 30, 2006. Interest expense consists of the gross interest costs we incur less the amount of interest we capitalize related to capital assets under construction. Interest expense increased $8.9 million, or 9%, to $108.3 million for the three months ended June 30, 2006 from $99.5 million for the three months ended June 30, 2005. The increase was principally due to higher interest expense during the period incurred in connection with the $1.0 billion of Floating Rate Senior Notes due 2012.

Gross interest costs of $223.0 million were incurred during the six months ended June 30, 2006. Interest expense increased $37.1 million, or 21%, to $217.8 million for the six months ended June 30, 2006 from $180.7 million for the six months ended June 30, 2005. This increase was principally due to the impact of January 2005 interest costs associated with the approximately $2.55 billion of debt we incurred in connection with the Acquisition Transactions and the $478.7 million of debt we incurred in the form of the discount notes issued in February 2005. Furthermore, the non-cash portion of interest expense of $29.1 million included the amortization and accretion of discounts recorded on existing debt.

Interest Income

Interest income of $4.9 million for the three months ended June 30, 2006 increased by $2.7 million from $2.2 million for the three months ended June 30, 2005, and increased by $4.8 million to $8.3 million for the six months ended June 30, 2006 from $3.5 million for the six months ended June 30, 2005. These increases were due primarily to improved investment returns earned on higher cash investment balances during the first six months of 2006 compared to the six months ended June 30, 2005.

Other Income (Expense), Net

Other expense, net was $5.7 million for the three months ended June 30, 2006, an increase of $5.5 million from $0.2 million for the three months ended June 30, 2005. Other expense, net increased by $11.3 million to $11.1 million for the six months ended June 30, 2006 from other income, net of $0.2 million for the six months ended June 30, 2005. The increases were primarily due to an increase in losses from our investment in satellite-based broadband services provider, WildBlue Communications, Inc., or WildBlue, from $2.3 million during the second quarter of 2005 to $7.9 million in the second quarter of 2006 and $3.9 million for the six months ended June 30, 2005 and $14.1 million for the six months ended June 30, 2006.

Income Taxes

Our provision for income taxes increased $5.4 million to $12.2 million for the three months ended June 30, 2006 from $6.8 million for the three months ended June 30, 2005, and increased by $6.9 million to $21.7 million for the six months ended June 30, 2006 from $14.8 million for the six months ended June 30, 2005. The increase in expense was principally due to higher earnings in our subsidiaries subject to U.S. and U.K. tax compared to the prior year periods. Because Bermuda does not currently impose an income tax, our statutory tax rate was zero. The difference between tax expense reported in our statements of operations and tax computed at statutory rates was attributable to the provision for foreign taxes, which were principally U.S. and U.K. taxes, as well as withholding taxes on revenue earned in many of our foreign markets.

Net loss

Net loss of $42.7 million for the three months ended June 30, 2006 reflected a decrease of $10.7 million from $53.4 million of net loss for the three months ended June 30, 2005. Net loss also decreased by $72.3 million to $132.8 for the six months ended June 30, 2006 from $205.1 million for the six months ended June 30, 2005. The decrease between the six month periods was primarily due to lower operating expenses in 2006 as discussed above and to the IS-804 impairment charge and professional fees incurred in 2005 associated with the Acquisition Transactions.

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

EBITDA of $221.6 million for the three months ended June 30, 2006 reflects an increase of $27.1 million, or 14%, from $194.5 million for the same period in 2005. This increase was principally due to higher revenue of 20.7 million and lower operating expenses in 2006, offset by higher other expense, net and an increase of $6.8 million in the provision for income taxes.

EBITDA of $401.7 million for the six months ended June 30, 2006 reflects an increase of $135.8 million, or 51%, from $265.9 million for the same period in 2005. This increase was principally due to lower operating expenses in 2006, and an impairment charge of $69.2 million included in results for the six months ended June 30, 2005.

A reconciliation of net loss to EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(in thousands)		(in thousands)
Net loss	$(53,409)	$(42,685)	$(205,060)	$(132,796)
Add:
Interest expense	99,475	108,331	180,679	217,804
Provision for income taxes	6,826	12,245	14,812	21,740
Depreciation and amortization	143,845	148,602	278,982	303,206

Subtract: Interest income	2,215	4,919	3,497	8,271

EBITDA	$194,522	$221,574	$265,916	$401,683

Liquidity and Capital Resources

Cash Flow Items

Net cash provided by operating activities of $188.5 million for the six months ended June 30, 2006 reflected a decrease of $58.1 million, or 24%, from $246.6 million for the six months ended June 30, 2005. For the six months ended June 30, 2005, net cash provided by operating activities was principally comprised of $205.1 million in net loss, an impairment charge of $69.2 million, $279.0 million in depreciation and amortization, and an increase in cash flows from operating assets and liabilities of $78.8 million. For the six months ended June 30, 2006, net cash provided by operating activities was principally comprised of $132.8 million in net loss, $303.2 million in depreciation and amortization, $8.0 million in compensation costs associated with the repurchase of shares of Intelsat Holdings, $34.7 million of non-cash amortization of bond discount and issuance costs, a decrease in cash flows from operating assets and liabilities of $37.7 million and $14.1 million of our share in losses of WildBlue.

Net cash used in investing activities increased $38.6 million to $65.0 million for the six months ended June 30, 2006 from $26.4 million provided by investing activities for the six months ended June 30, 2005. This increase reflected our increased capital expenditures for a satellite under construction in 2006.

Net cash used in financing activities increased $1.9 million to $8.6 million for the six months ended June 30, 2006 from $6.7 million for the six months ended June 30, 2005. Our financing activities for the six months ended June 30, 2005 included $305.3 million of proceeds from issuance of the discount notes and $200.0 million of term loan borrowings under our prior secured credit facilities. Cash used for financing activities in the six months ended June 30, 2005 included a $305.9 million payment of a dividend to our sole shareholder, debt repayments of $201.8 million, and $1.9 million of payments for capital lease obligations and $2.5 million of payments for deferred satellite performance incentives. Excluding the new financing activities and dividend payments, net cash used in financing activities during the six months ended June 30, 2006 increased primarily due to higher payments for capital lease obligations of $3.8 million.

Currency and Exchange Rates

Substantially all of our customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, we are not exposed to material currency exchange risk. However, our service contracts with our Brazilian customers provide for payment in Brazilian reais. Accordingly, we are subject to the risk of a reduction in the value of the Brazilian real as compared to the U.S. dollar in connection with payments made by Brazilian customers, and our exposure to fluctuations in the exchange rate for Brazilian reais is ongoing. However, the rates payable under our service contracts with most of our Brazilian customers are adjusted annually to account for inflation in Brazil, thereby mitigating our risk. For the three and six months ended June 30, 2006, our Brazilian customers represented approximately 1% of our revenue. Transactions in other currencies are converted into U.S. dollars using rates in effect on the dates of the transactions.

Receivables

Our receivables, net totaled $194.5 million at June 30, 2006 and $203.5 million at December 31, 2005. Of these amounts, our gross trade receivables, consisting of total billed and unbilled service charges, were $221.9 million at December 31, 2005 and $210.2 million at June 30, 2006. The remaining balance in both periods represented the allowance for doubtful accounts and other receivables.

Sub Holdco Adjusted EBITDA

In addition to EBITDA, we calculate a measure called Sub Holdco Adjusted EBITDA, based on the term Consolidated EBITDA, as defined in Intelsat Sub Holdco’s credit agreement dated July 3, 2006 establishing the new senior secured credit facilities, referred to as the credit agreement. Sub Holdco Adjusted EBITDA consists of EBITDA as adjusted to exclude or include certain unusual items, certain other operating expense items and other adjustments permitted in calculating covenant compliance under Intelsat Sub Holdco’s credit agreement as described in the table and related footnotes below. Sub Holdco Adjusted EBITDA as presented below is calculated only with respect to Intelsat Sub Holdco and its subsidiaries. Sub Holdco Adjusted EBITDA is a material component of certain ratios used in Intelsat Sub Holdco’s credit agreement, such as the secured debt leverage ratio and the total leverage ratio.

Under Intelsat Sub Holdco’s credit agreement, Intelsat Sub Holdco must maintain a pro forma secured debt leverage ratio not greater than 1.50 to 1.00, at the end of each fiscal quarter, and generally may not incur additional indebtedness (subject to certain exceptions) if the total leverage ratio calculated on a pro forma basis at the time of incurrence would exceed 4.75 to 1.00. In addition, under the investments and dividends covenants contained in Intelsat Sub Holdco’s credit agreement, the ability of Intelsat Sub Holdco to make investments and pay dividends is restricted by formulas based on the amount of Sub Holdco Adjusted EBITDA measured from April 1, 2006.

Sub Holdco Adjusted EBITDA was $415.7 million for the six months ended June 30, 2005 and $447.7 million for the six months ended June 30, 2006. A reconciliation of net cash provided by operating activities to net loss, net loss to EBITDA and EBITDA to Sub Holdco Adjusted EBITDA for the six months ended June 30, 2005 and June 30, 2006 is as follows:

	Combined	Six Months ended June 30, 2006
	Six Months ended June 30, 2005
	(in thousands)
Reconciliation of Intelsat, Ltd. net cash provided by operating activities to Intelsat, Ltd. net loss:
Net cash provided by operating activities	$246,643	$188,547
Depreciation and amortization	(278,982)	(303,206)
Satellite impairment charges	(69,227)	—
Provision for doubtful accounts	7,566	851
Foreign currency transaction loss (gain)	366	280
Deferred income taxes	(2,241)	—
(Gain) Loss on Disposal of Assets	—	(11)
Stock-based compensation	—	(110)
Compensation cost paid by Parent	—	(7,992)
Amortization of bond discount and issuance costs	(26,496)	(34,713)
Share in loss of affiliate	(3,920)	(14,134)
Changes in assets and liabilities, net of effects of acquisitions	(78,769)	37,692

Intelsat, Ltd. net loss	$(205,060)	$(132,796)

Add:
Interest expense	180,679	217,804
Provision for income taxes	14,812	21,740
Depreciation and amortization	278,982	303,206
Subtract:
Interest income	3,497	8,271

Intelsat, Ltd. EBITDA	$265,916	$401,683

Add (Subtract):
Parent and intercompany expenses, net (1)	8,082	7,866
Compensation and benefits (2)	11,764	2,057
Restructuring costs (3)	263	—
Acquisition related expenses (4)	52,428	6,000
Equity investment losses (5)	3,920	14,134
Satellite impairment charge (6)	69,227	—
Non-recurring and other non-cash items (7)	4,133	15,922

Sub Holdco Adjusted EBITDA	$415,733	$447,662

(1)	Represents expenses incurred at Intelsat, Ltd. for employee salaries and benefits, office operating costs and other expenses incurred at Intelsat, Ltd. or at Intelsat Bermuda related to the Transfer Transactions.
(2)	Reflects the portion of the expenses incurred relating to our equity compensation plans, defined benefit pension plan and other post-retirement benefits that are excludable under the definition of Sub Holdco Adjusted EBITDA.

(3)	Reflects the severance costs associated with headcount reductions that were implemented during 2004.
(4)	Reflects expenses incurred in connection with the Acquisition Transactions, consisting of retention bonuses to key employees and legal and other professional fees, including the monitoring, advisory and consulting fees paid to the Sponsors (and their designated entities) pursuant to the monitoring fee agreement.
(5)	Represents losses incurred under the equity method of accounting relating to our investment in WildBlue Communications, Inc.
(6)	Represents the non-cash impairment charge recorded in 2005 to write off the net book value of the IS-804 satellite due to its failure in January 2005.
(7)	Reflects certain non-recurring gains and losses (principally costs incurred in connection with the PanAmSat Acquisition Transactions) and non-cash income related to the recognition of deferred revenue on a straight-line basis of certain prepaid capacity leases which are excluded from Sub Holdco Adjusted EBITDA by definition.

We expect Sub Holdco Adjusted EBITDA to be affected by the same trends that affect EBITDA. We use Sub Holdco Adjusted EBITDA as an additional criterion for evaluating our performance relative to that of our peers. We believe that the inclusion of Sub Holdco Adjusted EBITDA in this quarterly report is appropriate to provide additional information to investors about the calculation of certain covenants in Intelsat Sub Holdco’s credit agreement as mentioned above. We believe that some investors may use Sub Holdco Adjusted EBITDA to evaluate our liquidity and financial condition. Sub Holdco Adjusted EBITDA is not a measure of financial performance under U.S. GAAP, and our Sub Holdco Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Sub Holdco Adjusted EBITDA is a more restrictive measure than Adjusted EBITDA as defined in the indentures governing Intelsat Sub Holdco’s and Intermediate Holdco’s outstanding notes. You should not consider Sub Holdco Adjusted EBITDA as an alternative to operating or net income, determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity.

Funding Sources and Uses

We expect our most significant cash outlays for the remainder of 2006 to be the payment of interest on our outstanding debt and, to a lesser extent, capital expenditures. We plan to spend approximately $145 million throughout the remainder of 2006 for capital expenditures. We intend to fund these requirements through cash on hand, cash provided by operating activities and, if necessary, borrowings under the new senior secured credit facilities entered into by Intelsat Sub Holdco and PanAmSat Opco, respectively, in connection with the PanAmSat Acquisition Transactions.

On July 3, 2006, we incurred substantial debt to finance the PanAmSat Acquisition Transactions, including $260.0 million principal amount Floating Rate Senior Notes due 2013, $1,330.0 million principal amount 11 1/4% Senior Notes due 2016 and $750.0 million principal amount 9 1/4% Senior Notes due 2016, referred to collectively as the New Intelsat Bermuda Notes, issued by Intelsat Bermuda; $675.0 million principal amount 9% Senior Notes due 2016, referred to as the New PanAmSat Opco Notes, issued by PanAmSat Opco; and a borrowing by Intelsat Bermuda under a new $600.0 million senior unsecured credit facility, referred to as the Intelsat Bermuda Bridge Credit Facility. In addition, in connection with the PanAmSat Acquisition Transactions, Intelsat Sub Holdco terminated the prior senior secured credit facilities and entered into new senior secured credit facilities and PanAmSat Opco amended and restated its senior secured credit facilities to change certain of the terms thereunder. Payments to service the new indebtedness substantially increase our liquidity requirements as compared to prior years.

In 2005, we incurred substantial debt, with payments to service this indebtedness substantially increasing our liquidity requirements as compared to prior years. In connection with the Acquisition Transactions, Intelsat Bermuda issued the acquisition finance notes, which are comprised of $1.0 billion of Floating Rate Senior Notes due 2012, $875.0 million of 8 1/4% Senior Notes due 2013 and $675.0 million of 8 5/8% Senior Notes due 2015, and entered into our prior senior secured credit facilities. The interest rate on the floating rate notes resets every six months, and the interest rate increased to 10.484% on July 15, 2006, the most recent reset date. Our prior senior secured credit facilities, which were the obligations of Intelsat Sub Holdco, were comprised of a $350.0 million term loan facility maturing in July 2011 and a $300.0 million revolving credit facility maturing in January 2011. On February 28, 2005, Intelsat Bermuda borrowed $200.0 million under the prior $350.0 million term loan facility to fund the repayment at maturity of the $200.0 million outstanding 2005 Eurobond Notes. Due to $20.0 million in letters of credit that were outstanding under our prior facility, and limitations under covenants contained in the credit agreement governing our prior senior secured credit facilities, we had $155.8 million of borrowing availability under the prior revolving credit facility as of June 30, 2006. Following the Transfer Transactions, Intelsat Sub Holdco became the obligor, and Intelsat Bermuda a guarantor, of each of the acquisition finance notes and the prior senior secured credit facilities. The credit agreement governing our prior senior secured credit facilities contained financial and operating covenants that, among other things, required Intelsat Sub Holdco to maintain financial coverage ratios, limited Intelsat Sub Holdco’s ability to incur additional indebtedness and pledge assets as security for additional borrowings and limited Intelsat Sub Holdco’s ability to make investments and pay dividends on Intelsat Sub Holdco’s ordinary shares. On February 11, 2005, Finance Co. and Intelsat, Ltd. issued $478.7 million in aggregate principal amount at maturity of the discount notes, which yielded $305.3 million of proceeds at issuance. The discount notes have no cash interest requirement for the first five years. In connection with the Transfer Transactions, Finance Co. was amalgamated with Intelsat Bermuda and Intelsat Bermuda became an obligor on the discount notes. In connection with the PanAmSat Acquisition Transactions, Intelsat Bermuda transferred the discount notes to Intermediate Holdco, Intelsat Bermuda became a guarantor of the discount notes and Intermediate Holdco became a guarantor of the acquisition finance notes.

Intelsat paid dividends totaling $504.7 million to its shareholders during 2005. As part of the Transfer Transactions, the proceeds of the offering of the discount notes, together with cash on hand, were used to pay a dividend of $305.9 million from Intelsat Bermuda to its parent, Intelsat, Ltd., which Intelsat, Ltd. used to make a distribution to its parent, Intelsat Holdings, which in turn used those funds to repurchase a portion of the outstanding preferred shares of Intelsat Holdings. The repurchased preferred shares were held by the Investors and certain members of our management. On November 4, 2005, Intelsat Sub Holdco used cash generated from the operating activities of its subsidiaries to pay a dividend of approximately $198.8 million to its parent, Intelsat Bermuda, which in turn paid a dividend of that same amount to its parent, Intelsat, Ltd., which in turn paid a dividend of that same amount to its parent, Intelsat Holdings. Intelsat Holdings used these funds to repurchase all of its remaining outstanding preferred shares on November 4, 2005.

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog is our expected actual future revenue under customer contracts, and includes both non-cancelable contracts and contracts that are cancelable. Our backlog was approximately $3.8 billion as of December 31, 2005 and $3.7 billion as of June 30, 2006. This backlog and the predictable level of non-cash depreciation expense in the fixed satellite services sector reduce the volatility of the net cash provided by operating activities more than would otherwise be the case. However, we may have unplanned projects requiring significant capital expenditures or our capital requirements may be greater than we currently anticipate. Accordingly, we may be required to seek additional external financing to fund any unanticipated capital expenditures. In addition, the ongoing consolidation in the fixed satellite services (“FSS”) sector may require that we obtain funding for currently unplanned strategic transactions.

Our cost of satellite construction includes an element of deferred consideration to satellite manufacturers referred to as satellite performance incentives. We are contractually obligated to make these payments over the lives of the satellites, provided the satellites continue to operate in accordance with contractual specifications. We capitalize the present value of these payments as part of the cost of the satellites and record a corresponding liability to the satellite manufacturers. This asset is amortized over the useful lives of the satellites and the liability is reduced as the payments are made. Our total satellite performance incentive payment liability was $43.4 million as of December 31, 2005 and $41.3 million as of June 30, 2006.

Capital Expenditures

Our capital expenditures depend on the means by which we pursue our business strategies and seek to respond to opportunities and trends in our industry. Our actual capital expenditures may differ from our expected capital expenditures, if among other things, we enter into any currently unplanned strategic transactions. Levels of capital spending from one year to the next are also influenced by the nature of the satellite life cycle and by the capital-intensive nature of the satellite industry. For example, we incur significant capital expenditures during the years in which we have satellites under construction. We typically procure a new satellite within a timeframe that would allow the satellite to be deployed at least one year prior to the end of the orbital maneuver life of the satellite to be replaced. As a result, we frequently experience significant variances in our capital expenditures from year to year.

Payments for satellites and other property and equipment during the six months ended June 30, 2006 included $65.0 million for capital expenditures. Including the operations we acquired in the PanAmSat Acquisition Transactions, we currently have orders out for six satellites which will be built over a period of two years and five of which will be launched by the end of 2007. For the second half of 2006, we expect our remaining capital expenditures to be approximately $145 million, mostly related to the construction and launch activities of our IA-9 satellite. We intend to fund these requirements through cash on hand, cash provided by operating activities and, if necessary, borrowings under the revolving facility of the senior secured credit facilities.

Disclosures about Market Risk

As of June 30, 2006, we had obligations related to our long-term debt agreements. These financial instruments are discussed further in Note 10 to our unaudited consolidated financial statements included elsewhere in this quarterly report.

We are subject to interest rate and related cash flow risk in connection with the $1.0 billion floating rate senior notes due 2012 issued in January 2005, which floating rate resets every six months, and borrowings under our new senior secured credit facilities. Our interest rate on the $1.0 billion floating rate senior notes increased to 10.484% on July 15, 2006, an increase of 268 basis points since issuance. Any changes in interest rates on the floating rate debt will impact our results of operations and cash flows.

Presented below is an analysis of our financial instruments as of June 30, 2006 that are sensitive to changes in interest rates. The analysis does not reflect any of the debt we incurred or assumed in connection with the completion of the PanAmSat Acquisition Transactions on July 3, 2006. The table demonstrates the change in market value of the instruments calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points, or BPS, 100 BPS and 150 BPS. With respect to our fixed-rate debt, the sensitivity table below illustrates “market values,” or the price at which the debt would trade should interest rates fall or rise in the range indicated, assuming similar terms and similar assessment of risk by our lenders. With respect to our $1.0 billion floating rate senior notes that were issued in January 2005, an increase or decrease of 100 BPS to our current interest rate would increase or decrease our interest expense by $10 million. Market values are determined using market rates on comparable instruments as of June 30, 2006. This sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of certain of our financial instruments. The actual impact of market interest rate changes on our financial instruments may differ significantly from the impact shown in the sensitivity analysis.

	Interest Rate Risk (in millions) as of June 30, 2006
	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value	(50 BPS)	(100 BPS)	(150 BPS)
$478.7 million principal 9.25% senior notes due 02/01/15	$354.5	$345.3	$336.5	$327.9	$319.7	$311.7	$304.0
$675 million principal 8.625% senior notes due 01/15/15	$725.7	$704.0	$683.2	$663.2	$643.9	$625.4	$607.5
$700 million principal 6.5% senior notes due 11/01/13	$559.9	$544.8	$530.3	$516.3	$502.7	$489.5	$476.8
$875 million principal 8.25% senior notes due 01/15/13	$914.6	$892.0	$870.0	$848.8	$828.1	$808.1	$788.7
$600 million principal 7.625% senior notes due 04/15/12	$522.6	$511.1	$499.9	$489.0	$478.4	$468.1	$458.1
$1 billion principal floating rate senior notes due 01/15/12	$1,017.8	$1,015.2	$1,012.6	$1,010.0	$1,007.4	$1,009.9	$1,002.3
$400 million principal 5.25% senior notes due 11/01/08	$390.4	$386.2	$382.1	$378.0	$374.0	$370.0	$366.1

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Disclosures about Market Risk.

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

Evaluation of Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in, and pursuant to, Rule 15d-15 of the Exchange Act, as of June 30, 2006 under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (the “CFO”). Because of a material weakness in our internal control over financial reporting related to financial reporting processes described below, our CEO and CFO concluded that as of June 30, 2006 our disclosure controls and procedures were not effective. However, as described below under “Remediation Efforts Related to Current Material Weakness in Internal Control,” we are working to eliminate the weakness.

Material Weakness in Internal Control over Financial Reporting with Respect to Financial Reporting Processes

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, because of a material weakness in our internal control over financial reporting related to financial reporting processes, our CEO and Acting Chief Financial Officer (the “Acting CFO”) concluded that as of December 31, 2005 our disclosure controls and procedures were not effective. The material weakness relates to the fact that we did not maintain effective controls over our period-end reporting processes. In particular, we had (i) ineffective controls over the documentation, authorization, and review of journal entries; (ii) ineffective controls to ensure the completeness of certain general ledger account reconciliations conducted in connection with the period-end financial reporting process; and (iii) ineffective controls to ensure the accuracy of condensed consolidating financial information for guarantors and non-guarantors of certain of the Company’s and its subsidiaries’ debt.

Remedial Efforts Related to the Material Weakness in Internal Control

In an effort to address the material weakness, since December 31, 2005 we have implemented, or are in the process of implementing, the following remedial steps:

•	We appointed Jeffrey Freimark as Chief Financial Officer effective in May 2006. Mr. Freimark is supervising the implementation of the steps described below.

•	We have engaged consultants to assist our accounting and finance department with the management and implementation of controls surrounding our accounting processes.

•	We expect to hire additional experienced accounting personnel, and will continue to engage consultants until such personnel are hired.

•	We continue to conduct the assessment and review of our accounting general ledger system to further identify changes that can be made to improve our overall control environment with respect to intercompany transactions and journal entries.

•	We have begun to formalize the monthly account reconciliation process for all significant balance sheet accounts. We are also implementing a formal review of these reconciliations by senior accounting management and our accounting consultants.

•	We have begun a process of implementing improved procedures for reviewing and documenting support for journal entries. The implementation of these procedures commenced in the second quarter of 2006 and we expect to continue to implement improved procedures throughout 2006.

•	We are providing further training sessions to our finance and accounting personnel for timely and accurate preparation and management review, of documentation to support our financial reporting and period-end close procedures.

Other Changes in Internal Control over Financial Reporting

Other than as discussed above, no other changes occurred during the quarter ended June 30, 2006 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Two putative class action complaints that were filed against Intelsat, Ltd. and Intelsat Global Service Corporation in 2004 in the U.S. District Court for the District of Columbia by certain named plaintiffs who are Intelsat retirees, spouses of retirees or surviving spouses of deceased retirees were consolidated into a single case. The complaint, which has been amended several times, arose out of a resolution adopted by the governing body of the IGO prior to privatization regarding medical benefits for retirees and their dependents. The plaintiffs allege that Intelsat wrongfully modified health plan terms to deny coverage to surviving spouses and dependents of deceased Intelsat retirees, thereby breaching the fiduciary duty obligations of the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the “contract” represented by the IGO resolution. In addition, the plaintiffs allege fraudulent misrepresentation and promissory estoppel. They seek a declaratory ruling that putative class members would be entitled to unchanged health plan benefits in perpetuity, injunctive relief prohibiting any changes to these benefits, a judgment in the amount of $112.5 million, compensatory and punitive damages in the amount of $1 billion, and attorneys’ fees and costs. The court has granted our motion to dismiss most of the fraud claims, although in subsequent amendments plaintiffs have restated them. The court authorized very limited discovery, which is underway, and we filed a motion for summary judgment on January 31, 2006. The plaintiffs’ response was filed on February 27, 2006, and our reply was filed on March 21, 2006. The plaintiffs also filed a motion for partial summary judgment on March 23, 2006, seeking a ruling that we may not rely as a defense upon the immunity of our predecessor IGO, and we filed our opposition to the motion for partial summary judgment on April 11, 2006. The plantiffs filed their reply to Intelsat’s opposition on April 24, 2006.

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

Risk Factors Relating to Our Business

We are subject to significant competition both within the FSS sector and from other providers of communications capacity, such as fiber optic cable capacity. Competition from other telecommunications providers could have a material adverse effect on our business and could prevent us from implementing our business strategy and expanding our operations as planned.

We face significant competition in the FSS industry in different regions around the world. We compete against other satellite operators and against suppliers of ground-based communications capacity. The increasing availability of satellite capacity and capacity from other forms of communications technology has created an excess supply of telecommunications capacity in certain regions. Competition in the FSS industry lowers prices, which can reduce our operating margins and the cash available to fund our operations and service our debt obligations. In addition, there has been a trend toward consolidation of major FSS providers as customers increasingly demand more robust distribution platforms with network redundancies and worldwide reach, and we expect to face increased competition as a result of this trend. Our direct competitors are likely to continue developing and launching satellites with greater power and more transponders, which may create satellite capacity at lower costs. In order to compete effectively, we may have to invest in similar technology.

We also face challenges to our business apart from these industry trends that our competition may not face. A significant portion of our revenue is derived from channel services. Since fiber optic cable capacity, when available, is at substantially lower prices than satellite capacity for the same routes, competition from fiber optic cable has resulted in a migration of our point-to-point customers from satellite to fiber optic cable on certain routes. We have experienced erosion in our revenue from point-to-point services in recent years due to the build-out of fiber optic cable capacity, and we expect this erosion to continue. Some other FSS operators have service mixes that are less dependent on point-to-point connectivity than our current service mix. Our plan to address this erosion and sustain our business includes expanding our customer base in point-to-multipoint services, such as video, and growing our managed solutions business.

In addition, we believe that there are many companies that are seeking ways to improve the ability of existing land-based infrastructure, such as fiber optic cable, to transmit signals. Any significant improvement or increase in the amount of land-based capacity, particularly with respect to the existing fiber optic cable infrastructure and point-to-point applications, may cause our video services customers to shift their transmissions to land-based capacity or make it more difficult for us to obtain new customers. If fiber optic cable networks or other ground-based high-capacity transmission systems are available to service a particular point, that capacity, when available, is generally less expensive than satellite capacity. As land-based telecommunications services expand, demand for some satellite-based services may be reduced.

Failure to compete effectively with other FSS operators and to adapt to new competition and new technologies or failure to implement our business strategy while maintaining our existing business would result in a loss of revenue and a decline in profitability, a decrease in the value of our business and a downgrade of our credit ratings, which would restrict our access to the capital markets.

The market for fixed satellite services may not grow or may shrink and therefore we may not be able to attract new customers, retain our existing customers or implement our strategies to grow our business. In addition, pricing pressures may have an adverse impact on FSS sector revenues.

The FSS sector, as a whole, is currently expected to experience relatively flat to moderate growth over the next few years. However, the market for fixed satellite services may not grow or may shrink. Competing technologies, such as fiber optic cable, are continuing to adversely affect the point-to-point segment of the FSS sector, which has historically represented the largest component of Intelsat’s revenue. In the point-to-multipoint segment, the global economic downturn, the transition of video traffic from analog to digital and continuing improvements in compression technology have negatively impacted demand for certain fixed satellite services. Developments that we expect to support the growth of the satellite services industry, such as continued growth in data traffic and the proliferation of high definition, or HD, transmission and niche programming, may fail to materialize or may not occur in the manner or to the extent we anticipate. Any of these industry dynamics could negatively affect our operations and financial condition.

Because the market for fixed satellite services may not grow or may shrink, we may not be able to attract customers for the managed solutions that we are providing as part of our strategy to sustain our business. Reduced growth in the FSS sector may also adversely affect our ability to retain our existing customers. A shrinking market could reduce the number and value of our customer contracts and would have a material adverse effect on our business and results of operations. In addition, there could be a substantial negative impact on our credit ratings and our ability to access the capital markets.

Pricing trends in recent years have negatively impacted our revenue. In particular, pricing pressure for services in the Asian and Latin American markets due to overcapacity and regional economic downturns has negatively impacted FSS operators’ revenue in these markets. Pricing may not stabilize in the Asian and Latin American markets, which may impact overall revenues for the FSS sector.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.

As of June 30, 2006, after giving pro forma effect to the Transactions, (A) Intelsat Sub Holdco and its subsidiaries would have had approximately $2.9 billion principal amount of total debt (including the guarantee by Intelsat Sub Holdco and certain of its subsidiaries of the Guaranteed Notes) on a consolidated basis, (B) Intermediate Holdco would have had approximately $3.3 billion principal amount of total debt (including capitalized leases, but excluding guarantees of subsidiary debt) on a consolidated basis, (C) Intelsat Bermuda would have had approximately $9.7 billion principal amount of total debt (including capitalized leases, but excluding guarantees of subsidiary debt) on a consolidated basis and (D) Intelsat, Ltd. would have had approximately $11.4 billion principal amount of total indebtedness on a consolidated basis, $2.7 billion of which would have been secured debt (including capitalized leases). In addition, Intelsat Sub Holdco and PanAmSat Opco, the direct borrowers under their respective senior secured credit facilities, had $155.8 million (net of standby letters of credit) and $195.4 million (net of standby letters of credit), respectively, of availability under their senior secured credit facilities, all of which would be obligations of Intelsat Sub Holdco, PanAmSat Opco or their respective guarantors.

As of June 30, 2006, excluding Intelsat, Ltd. acting as a guarantor or co-obligor with respect to debt of its subsidiaries, Intelsat, Ltd. had approximately $1.7 billion principal amount of indebtedness outstanding, none of which was guaranteed by Intelsat Bermuda or any of its subsidiaries. The indentures governing our existing notes permit Intelsat Bermuda, Intermediate Holdco and Intelsat Sub Holdco to make payments to Intelsat, Ltd. necessary to make cash interest payments on such indebtedness, so long as no default or event of default shall have occurred and be continuing or would occur as a consequence thereof.

In connection with the consummation of the PanAmSat Acquisition Transactions, we became a significantly more highly leveraged company than Intelsat. As part of the PanAmSat Acquisition Transactions, Intelsat Bermuda and PanAmSat Opco incurred substantial additional debt, the aggregate principal amount of which was approximately $3.5 billion. In addition, PanAmSat Holdco itself was a highly leveraged company and as part of these transactions, approximately $3.2 billion in aggregate principal amount of existing debt of PanAmSat Holdco and its subsidiaries was either refinanced or remains outstanding.

Our substantial indebtedness could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy obligations with respect to indebtedness, including our existing notes, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the indentures governing our existing notes and the agreements governing such other indebtedness;

•	require us to dedicate a substantial portion of available cash flow to pay principal and interest on debt, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	limit our ability to engage in strategic transactions or implement our respective business strategies;

•	limit our ability to borrow additional funds; and

•	place us at a disadvantage compared to any competitors that have less debt.

Any of the factors listed above could materially and adversely affect our combined businesses and our results of operations. If we do not have sufficient cash flow to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

We may be able to incur significant additional indebtedness in the future. Although the indentures governing our existing notes, the credit agreements governing Intelsat Sub Holdco’s new senior secured credit facilities, Intelsat Bermuda’s new senior unsecured credit facility and PanAmSat Opco’s amended and restated secured credit facility, and other agreements governing our indebtedness contain restrictions on the incurrence of certain additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. If we incur new indebtedness, the related risks, including those described above, could intensify.

The terms of Intelsat Sub Holdco’s and PanAmSat Opco’s senior secured credit facilities and Intelsat Bermuda’s new senior unsecured credit facility, the indentures governing our existing notes and the terms of our other indebtedness may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The credit agreements governing Intelsat Sub Holdco’s and PanAmSat Opco’s senior secured credit facilities and Intelsat Bermuda’s new senior unsecured credit facility, the indentures governing our existing notes and our other outstanding indebtedness contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants imposing significant operating and financial restrictions on Intelsat Sub Holdco, Intermediate Holdco, Intelsat Bermuda, Intelsat, Ltd. and some or all of their subsidiaries, as well as on PanAmSat Holdco and PanAmSat Opco and certain of their subsidiaries, including restrictions that may limit Intelsat Sub Holdco’s, Intermediate Holdco’s, Intelsat Bermuda’s, Intelsat, Ltd.’s, PanAmSat Holdco’s, PanAmSat Opco’s or their respective subsidiaries’ ability to engage in acts that may be in our long-term best interests. The senior secured credit facilities of Intelsat Sub Holdco and PanAmSat Opco include a financial covenant that requires the applicable borrower not to exceed a maximum senior secured leverage ratio.

In addition, the senior secured credit facilities require the applicable borrower to use a portion of the proceeds of certain asset sales, in excess of a specified amount, that are not reinvested in its business to repay indebtedness under such facilities.

The credit agreements governing the senior secured credit facilities and Intelsat Bermuda’s new senior unsecured credit facility and the indentures governing our existing notes and our other outstanding indebtedness include covenants restricting, among other things, the ability of Intelsat Sub Holdco, Intelsat Bermuda, Intermediate Holdco, PanAmSat Holdco and PanAmSat Opco, or their respective subsidiaries, to:

•	incur or guarantee additional debt or issue disqualified stock;

•	pay dividends, or make redemptions, repurchases or distributions, with respect to ordinary shares or capital stock;

•	create or incur certain liens;

•	make certain loans or investments;

•	engage in mergers, acquisitions, amalgamations, asset sales and sale and leaseback transactions; and

•	engage in transactions with affiliates.

These covenants are subject to a number of qualifications and exceptions.

The operating and financial restrictions and covenants in our existing debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. A breach of any of the restrictive covenants in the Intelsat Sub Holdco senior secured credit facilities, the PanAmSat Opco secured credit facilities or the new Intelsat Bermuda unsecured credit facility could result in a default under the applicable credit facilities. If any such default occurs, the lenders under the applicable credit facilities may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, enforce their security interest or require us to apply all available cash to repay these borrowings. If this occurred under our senior secured credit facilities, this would result in an event of default under our existing notes and Intelsat Bermuda’s new senior unsecured credit facility. The lenders under the senior secured credit facilities will also have the right in these circumstances to terminate any commitments they have to fund further borrowings. If Intelsat Sub Holdco or PanAmSat Opco were unable to repay outstanding borrowings when due, the lenders under the applicable senior secured credit facilities would have the right to proceed against the collateral granted to them to secure the debt owed to them. If the debt under one or both of these secured credit facilities or the new senior unsecured credit facility were to be accelerated, our assets might not be sufficient to repay such debt in full or to repay our outstanding notes and our other debt.

Our financial condition could be materially and adversely affected if we were to suffer a loss that is not adequately covered by insurance.

Intelsat currently does not insure the in-orbit operations of any of its 27 satellites, the net book value of which was approximately $2.56 billion as of June 30, 2006. As of June 30, 2006, 19 of PanAmSat Holdco and its subsidiaries’ (“PanAmSat”) 24 satellites were uninsured and had a total net book value and other insurable costs, which includes certain sales-type leases plus the estimated amount of warranty liabilities related to transponders sold outright, less incentive obligations, of approximately $1,142.7 million. PanAmSat’s current satellite insurance does not protect it against all satellite-related losses that it may experience. One of PanAmSat’s insured satellites is covered by a policy with significant exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure, which we refer to as Significant Exclusion Policies, and some of PanAmSat’s insured satellites are covered by policies with deductibles related to specific components identified by the insurers as the most likely to fail or by a policy with a lower coverage amount than the carrying value of its insurable costs. As of June 30, 2006, PanAmSat had in effect launch and in-orbit policies covering five satellites in the aggregate amount of approximately $512.6 million, one of which was covered by Significant Exclusion Policies. Any claims under existing policies are subject to settlement with the insurers. PanAmSat does not generally obtain insurance to cover the risk of revenues lost as a result of satellite anomalies, and therefore if insurance were to cover a loss relating to a launch or in-orbit failure, PanAmSat would not be adequately compensated for lost revenues attributable to that loss. As of June 30, 2006, the total net book value of PanAmSat’s satellites and other insurable costs totaled approximately $1,591.2 million.

As PanAmSat’s insurance policies expire, we may elect to reduce or eliminate insurance coverage relating to certain of our satellites to the extent permitted by PanAmSat’s debt agreements if, in our view, exclusions make such policies ineffective or the costs of coverage make such insurance impractical and if we believe that we can more reasonably protect our business through the use of in-orbit spare satellites, backup transponders and self-insurance. A partial or complete failure of a revenue-producing satellite, whether insured or not, could require additional, unplanned capital expenditures, an acceleration of planned capital expenditures, interruptions in service, a reduction in contracted backlog and lost revenue and could have a material adverse effect on our business.

We maintain third-party liability insurance. This insurance, however, may not be adequate or available to cover all third-party liability damages that may be caused by any of our satellites, and we may not in the future be able to renew our third-party liability coverage on reasonable terms and conditions, if at all.

We have several large customers and the loss of, or default by, any one of them could materially reduce our revenue and materially adversely affect our business.

We rely on a limited number of customers to provide a substantial portion of our revenues and contracted backlog. For the six months ended June 30, 2006 and the year ended December 31, 2005, Intelsat’s ten largest customers and their affiliates represented approximately 28% and 22%, respectively, of its revenue. In addition, for the same periods, PanAmSat’s ten largest customers and their affiliates represented approximately 37% of its revenue. The loss of, or default by, any of these customers could significantly affect our revenue and operating margins.

Some customers have in the past defaulted and, although we monitor our larger customers’ financial performance and seek deposits, guarantees and other methods of protection against default where possible, our customers may in the future default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Defaults by any of our larger customers or by a group of smaller customers who, collectively, represent a significant portion of our revenues could adversely affect our revenues, operating margins and cash flows. If our backlog is reduced due to the financial difficulties of our customers, our revenue and operating margins would be further negatively impacted.

We may not be able to successfully integrate PanAmSat or other new businesses into our business, or complete other strategic transactions, which may prevent us from implementing strategies to grow our business.

We may be unable to successfully integrate the personnel and operations of PanAmSat into Intelsat’s business. In addition, we may be unable to achieve the operational synergies or other cost savings and benefits that we had anticipated in the expected timeframe or at all. We may incur significant costs in connection with the integration of PanAmSat, and our management’s attention will be focused, in part, on the integration process for the foreseeable future.

We intend to continue to evaluate and pursue other strategic transactions that can, among other things, broaden our customer base, provide enhanced geographic presence and provide complementary technical and commercial capabilities. Successful completion of any strategic transaction we identify depends on a number of factors that are not entirely within our control, including our ability to negotiate acceptable terms, conclude satisfactory agreements and obtain all necessary regulatory approvals. In addition, we may need to finance any strategic transaction that we identify, and may not be able to obtain the necessary financing on satisfactory terms and within the timeframe that would permit a transaction to proceed. We may also fail to discover liabilities of a business or operating or other problems prior to completing a transaction. We could experience adverse accounting and financial consequences, such as the need to make large provisions against the acquired assets or to write down acquired assets. We might also experience a dilutive effect on our earnings. In addition, depending on how any such transaction is structured, there may be an adverse impact on our capital structure. We may incur significant costs arising from our efforts to engage in strategic transactions, and such costs may exceed the returns that we realize from a given transaction. Moreover, these expenditures may not result in the successful completion of a transaction.

We could be prevented from, or significantly delayed in, achieving our strategic goals if we are unable to complete strategic transactions or to integrate new businesses, such as PanAmSat, successfully into our business. Any strategic transactions that we do complete, including the PanAmSat Acquisition Transactions, may not promote our business strategy, may negatively affect the value of our business or may adversely affect our prospects for long-term growth.

Our business is capital intensive, and we may not be able to raise adequate capital to finance our business strategies, or we may be able to do so only on terms that significantly restrict our ability to operate our business.

Implementation of our business strategy requires a substantial outlay of capital. As we pursue our business strategies and seek to respond to opportunities and trends in our industry, our actual capital expenditures may differ from our expected capital expenditures and there can be no assurance that we will be able to satisfy our capital requirements in the future. Other than in connection with the completion of the PanAmSat Acquisition Transactions, we currently expect that the majority of our liquidity requirements in 2006 will be satisfied by cash on hand and cash generated from our operations. However, if we determine we need to obtain additional funds through external financing and are unable to do so, we may be prevented from fully implementing our business strategy.

The availability and cost to us of external financing depend on a number of factors, including our credit rating and financial performance and general market conditions. Both our credit ratings, which, for Intelsat and

PanAmSat, were downgraded by Moody’s Investors Service, Inc. and by Standard & Poor’s Ratings Group in June 2006, and our ability to obtain financing generally may be influenced by the supply and demand characteristics of the telecommunications sector in general and of the FSS sector in particular. Declines in our expected future revenue under contracts with customers and challenging business conditions faced by our customers are among the other factors that may adversely affect our credit. Other factors that could impact our credit rating include the amount of debt in our current capital structure, activities associated with our strategic initiatives, our expected future cash flows and the capital expenditures required to execute our business strategy. The overall impact on our financial condition of any transaction that we pursue may be negative or may be negatively perceived by the financial markets and ratings agencies and may result in adverse rating agency actions with respect to our credit rating. A credit rating downgrade or deterioration in our financial performance could limit our ability to obtain financing or could result in any such financing being available only at greater cost or on more restrictive terms than might otherwise be available.

Our indentures and the agreements related to Intelsat Sub Holdco’s senior secured credit facilities impose restrictions on us that may limit our flexibility in conducting our business and implementing our strategies. For example, Intelsat Sub Holdco’s senior secured credit facilities contain financial and operating covenants that, among other things, require the applicable borrower to not exceed a maximum senior secured leverage ratio and limit their ability to pledge their assets as security for additional borrowings. These restrictions will likely make it more difficult for us to obtain further external financing if we require it and could significantly restrict our ability to operate our business.

We may become subject to unanticipated tax liabilities that may have a material adverse effect on our results of operations.

Intelsat, Ltd., Intermediate Holdco, Intelsat Bermuda and certain of their subsidiaries are Bermuda-based companies, and we believe that a significant portion of the income derived from our communications network will not be subject to tax in Bermuda, which currently has no corporate income tax, or in other countries in which we conduct activities or in which our customers are located, including the United States and the United Kingdom. However, this belief is based on the anticipated nature and conduct of our business, which may change. It is also based on our current position under the tax laws of the countries in which we have assets or conduct activities. This position is subject to review and possible challenge by taxing authorities and to possible changes in law that may have retroactive effect. For example, Intelsat and its non-U.S. subsidiaries intend to conduct their operations (and believe they have conducted their operations to date) so that Intelsat, Ltd. and its non-U.S. subsidiaries will not be (and have not been) engaged in a trade or business within the United States and will not earn (and have not earned) income effectively connected with such a business that would be subject to U.S. federal income tax. However, the U.S. Internal Revenue Service may conclude that Intelsat, Ltd. and its non-U.S. subsidiaries have engaged in a trade or business within the United States. Such a determination could result in a substantial unanticipated tax liability for us.

In September 2005, the U.S. Department of the Treasury issued proposed regulations with respect to the source of international and other types of communications income. If the regulations are adopted in the form proposed, under certain circumstances we may become subject to U.S. tax on a significant portion of our income that is currently not subject to such taxation, possibly even if we are not found to have engaged in a trade or business within the United States or to have had an office or other fixed place of business in the United States.

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

We are subject to political, economic and other risks due to the international nature of our operations.

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

Almost all of our customers are required to pay for our services in U.S. dollars. Fluctuations in the value of non-U.S. currencies may make payment in U.S. dollars more expensive for our non-U.S. customers. In addition, our non-U.S. customers may have difficulty obtaining U.S. currency and/or remitting payment due to currency exchange controls.

Our Investors control us and may have conflicts of interest with you in the future.

The Investors, together with certain members of our combined management, currently beneficially own nearly 100% of Intelsat Holdings, which owns Intelsat, Ltd. The Investors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of shareholders. For example, the Investors could cause us to make acquisitions that increase the amount of our indebtedness. Additionally, the Investors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Investors may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the Investors continue to own a significant amount of the equity of Intelsat Holdings, they will continue to be able to strongly influence or effectively control our decisions.

Compliance with the Sarbanes-Oxley Act is likely to increase our operating expenses. As part of our compliance with applicable provisions of the Sarbanes-Oxley Act, we have identified a material weakness in our internal controls that could affect our ability to ensure timely and reliable financial reports. If we fail to comply with the Sarbanes-Oxley Act, our business could be materially adversely affected.

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission, have required, and will require, changes to some of our corporate governance practices. These changes include developing financial and disclosure processes that satisfy Section 404 of the Sarbanes-Oxley Act. We expect that these new rules and regulations will increase our legal and financial compliance costs and will make some activities more difficult, time consuming and costly. We also expect that these new rules and regulations could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and to attract and retain qualified executive officers. If we are unable to comply with the Sarbanes-Oxley Act and related rules and regulations, our business could be materially adversely affected.

Intelsat carried out an evaluation of the effectiveness of the design and operation of its “disclosure controls and procedures,” as defined in the rules of the Securities Exchange Act of 1934, as amended. Because of a material weakness in Intelsat’s internal control over financial reporting related to financial reporting processes, Intelsat concluded that as of June 30, 2006 its disclosure controls and procedures were not effective.

The material weakness relates to the fact that Intelsat did not maintain effective controls over its period-end reporting processes. In particular, Intelsat had (i) ineffective controls over the documentation, authorization, and review of journal entries; (ii) ineffective controls to ensure the completeness of certain general ledger account reconciliations conducted in connection with the period-end financial reporting process; and (iii) ineffective controls to ensure the accuracy of condensed consolidating financial information for guarantors and non-guarantors of certain of Intelsat’s and its subsidiaries’ debt.

In an effort to address the material weakness, since December 31, 2005 we have implemented, or are in the process of implementing, the following remedial steps:

•	We appointed Jeffrey Freimark as Chief Financial Officer effective in May 2006. Mr. Freimark is supervising the implementation of the steps described below.

•	We have engaged consultants to assist our accounting and finance department with the management and implementation of controls surrounding our accounting processes.

•	We expect to hire additional experienced accounting personnel, and will continue to engage consultants until such personnel are hired.

•	We continue to conduct the assessment and review of our accounting general ledger system to further identify changes that can be made to improve our overall control environment with respect to intercompany transactions and journal entries.

•	We have begun to formalize the monthly account reconciliation process for all significant balance sheet accounts. We are also implementing a formal review of these reconciliations by senior accounting management and our accounting consultants.

•	We have begun a process of implementing improved procedures for reviewing and documenting support for journal entries. The implementation of these procedures commenced in the second quarter of 2006 and we expect to continue to implement improved procedures throughout 2006.

•	We are providing further training sessions to our finance and accounting personnel for timely and accurate preparation and management review, of documentation to support our financial reporting and period-end close procedures.

While Intelsat has begun to take actions to address the items identified, additional measures may be necessary, particularly in light of the Panamsat Acquisition Transactions, and these measures along with other measures Intelsat expects to take to improve its internal controls may not be sufficient to address the issues identified by it to ensure that its internal controls are effective.

We believe that our business realized certain advantages as a result of Intelsat being operated by the IGO. Our business no longer enjoys these advantages following the privatization of Intelsat.

Prior to July 18, 2001, Intelsat’s business was operated by the International Telecommunications Satellite Organization, referred to as the IGO. We believe that our business realized advantages as a result of being operated by the IGO since the IGO’s owners held investment share in the IGO and were the IGO’s principal customers. Because the IGO’s owners were able to purchase investment share in the IGO based on their percentage use of the IGO’s satellite system, many of our customers had an incentive to use the IGO’s system. Because ownership of our ordinary shares is no longer connected to our customers’ use of our system, our customers may increase their use of the systems of other telecommunications services providers, which could negatively impact our future revenue and profitability.

Some provisions of the service agreements we entered into with customers as part of Intelsat’s privatization are unfavorable to us.

In connection with the privatization of Intelsat, we entered into various contractual arrangements with our customers that contained provisions unfavorable to us. We agreed to provide price protection for some of our customers, primarily those from low income or low teledensity countries, pursuant to lifeline connectivity obligation, or LCO, contracts. LCO protection can continue until July 18, 2013.

The contractual restrictions described above could have an adverse effect on our ability to compete effectively and to implement our business strategies.

Risks Relating to Our Industry

We may experience in-orbit satellite failures or degradations in performance that could impair the commercial performance of our satellites, which could lead to lost revenue, an increase in our cash operating expenses, lower operating income or lost backlog.

Satellites utilize highly complex technology and operate in the harsh environment of space and, accordingly, are subject to significant operational risks while in orbit. These risks include malfunctions, commonly referred to as anomalies, that have occurred in our satellites and the satellites of other operators as a result of:

•	the satellite manufacturer’s error, whether due to the use of new and largely unproven technology or simply due to a manufacturing defect;

•	problems with the power systems of the satellites, including:

•	circuit failures or other array degradation causing reductions in the power output of the solar arrays on the satellites, which could require us to forego the use of some transponders initially and to turn off additional transponders in later years; and/or

•	failure of the cells within the batteries, whose sole purpose is to power the payload and spacecraft operations during the daily eclipse periods which occur for brief periods of time during two 40-day periods around March 21 and September 21 of each year; and

•	problems with the control systems of the satellites, including:

•	failure of the primary and/or backup spacecraft control processor, or SCP;

•	failure of the Xenon-Ion Propulsion Systems, or XIPS, used on certain Boeing satellites that have been launched by PanAmSat, which is an electronic propulsion system that maintains the spacecraft’s proper in-orbit position; and

•	general failures resulting from operating satellites in the harsh space environment.

We have experienced anomalies in each of the categories described above. Although we work closely with the satellite manufacturers to determine and eliminate the cause of these anomalies in new satellites and provide for on-satellite backups for certain critical components to minimize or eliminate service disruptions in the event of failure, we may experience anomalies in the future, whether of the types described above or arising from the failure of other systems or components. We could experience equipment or subsystem failures due to design, manufacturing or assembly errors that were not discovered before launch, premature component failure or wear out, and/or the harsh environment of space. These anomalies can manifest themselves in scale from minor reductions of equipment redundancy to marginal reductions in capacity to complete satellite failure. Some of our satellites have experienced significant anomalies in the past and some have components that are now known to be susceptible to similar significant anomalies. An on-satellite backup may not be available upon the occurrence of such an anomaly.

Any single anomaly or series of anomalies could materially and adversely affect our operations, our revenues, our relationship with our current customers and our ability to attract new customers for our satellite services. In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly and the availability of on-satellite backups. Anomalies and our estimate of their future effect may also cause a reduction of the expected service life of a satellite and contracted backlog. Anomalies may also cause a reduction of the revenues generated by that satellite or the recognition of an impairment loss. Finally, the occurrence of anomalies may adversely affect our ability to insure our satellites at commercially reasonable premiums, if at all. While some anomalies on PanAmSat’s satellites are covered by insurance policies, others are not or may not be covered, and anomalies on Intelsat’s satellites are not currently covered. See “—Risk Factors Relating to Our Business—Our financial condition could be materially and adversely affected if we were to suffer a loss that is not adequately covered by insurance”.

Intelsat. Intelsat has experienced some technical problems with its current satellite fleet. Most of these problems have been component failures and anomalies, such as recent anomalies in the north electrical distribution system of the IA-7 satellite, and in our IS-804 satellite. Intelsat participated in a failure review board with manufacturer Space Systems/Loral, Inc., referred to as SS/L, to investigate the cause of the IA-7 satellite anomaly. The board identified the likely root cause of the anomaly as a design flaw that is affected by a number of parameters and in some extreme cases can result in an electrical system anomaly. This design flaw exists on three of our satellites, IA-7, IA-6 and PAS-8.

In addition, the IS-804 satellite experienced a sudden and unexpected electrical power system anomaly that resulted in the total loss of the satellite. Intelsat established and participated in a failure review board with manufacturer Lockheed Martin Corporation to investigate the cause of the IS-804 anomaly. The IS-804 satellite was a Lockheed Martin 7000 series (“LM 7000 series”) satellite, and we operate three other satellites in the LM 7000 series, the IS-801, IS-802 and IS-805 satellites. The failure review board released its report in November 2005. We believe, based on the failure review board’s analysis, that the IS-804 failure is not likely to have been caused by an IS-804 specific workmanship or hardware element, but is most likely caused by a high current event in the battery circuitry triggered by an electrostatic discharge that propagated to cause the sudden failure of the high voltage power system. Further, we believe that although this risk exists for our other LM 7000 series satellites, the risk to any individual satellite is low. We do not believe that any operational steps or adjustments to our satellite deployment plan are required to mitigate the risk.

PanAmSat. PanAmSat may experience additional anomalies relating to the failure of the SCP in certain of its Boeing model 601, or BSS 601, satellites (not including our BSS 601 HP satellites), various anomalies associated with XIPS in its BSS 601 HP satellites or a progressive degradation of the solar arrays in certain of its Boeing model 702, or BSS 702, satellites.

Three of PanAmSat’s BSS 601 satellites that it operated in the past, as well as BSS 601 satellites operated by others, have experienced a failure of the primary and backup SCPs. On January 15, 2006, PanAmSat’s Galaxy 3R satellite, operating in an inclined orbit at 74 degrees WL, experienced an anomaly of its back-up SCP and was taken out of service. This satellite had $0 net book value as of December 31, 2005 and this event is not expected to have a material impact on our future operations or financial results. One of the BSS 601 satellites that PanAmSat currently operates has experienced a failure of the primary SCP.

Certain of the BSS 601 HP satellites have experienced various problems associated with their XIPS. PanAmSat operates seven satellites of this type. Three of PanAmSat’s currently-operated BSS 601 HP satellites have experienced failures of both XIPS. PanAmSat may in the future experience similar problems associated with XIPS or other propulsion systems on its satellites. In 2004, based on a review of available data, PanAmSat reduced its estimate of the service life of one of its BSS 601 HP satellites, PAS-9, and as a result, PanAmSat accelerated depreciation expense related to this satellite.

Two of the three BSS 702 satellites that PanAmSat operates, as well as BSS 702s of a similar design operated by others, have experienced a progressive degradation of their solar arrays causing a reduction in output power. Along with the manufacturer, PanAmSat continually monitors the problem to determine its cause and its expected effect. The power reduction may require PanAmSat to permanently turn off certain transponders on the affected satellites to allow for the continued operation of other transponders, which could result in a loss of revenues, or may result in a reduction of the satellite’s service life. Due to this continued degradation, based on a review of available data, in 2004 PanAmSat reduced its estimate of the service lives of both satellites.

We may experience a launch failure or other satellite damage or destruction during launch, which could result in a total or partial satellite loss. A new satellite could also fail to achieve its designated orbital location after launch. Any such loss of a satellite could negatively impact our business plans and could reduce our revenue.

Satellites are subject to certain risks related to failed launches. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take 24 months or longer, and to obtain other launch opportunities. Such significant delays could materially and adversely affect our operations and our revenues. In addition, significant delays could give customers who have purchased or reserved capacity on that satellite a right to terminate their service contracts relating to the satellite. We may not be able to accommodate affected customers on other satellites until a replacement satellite is available. A customer’s termination of its service contracts with us as a result of a launch failure would reduce our contracted backlog. Delay caused by launch failures may also preclude us from pursuing new business opportunities and undermine our ability to implement our business strategy.

Launch vehicles may also under-perform, in which case the satellite may still be placed into service by using its onboard propulsion systems to reach the desired orbital location, resulting in a reduction in its service life. In addition, although we have had launch insurance on all of our launches to date, if we were not able to obtain launch insurance on reasonable terms and a launch failure were to occur, we would directly suffer the loss of the cost of the satellite and related costs, which could be as much as $250 million.

Since 1975, Intelsat and its predecessor, the IGO, have launched 53 satellites. Five of these 53 satellites were destroyed as a result of launch failures. In addition, one of these 53 satellites did not achieve the correct orbit upon its launch but was later rescued and placed into the correct orbit. Intelsat also experienced several launch failures during the 1960s and early 1970s.

Of the 41 satellites launched by PanAmSat or its predecessors since 1983, three have resulted in launch failures. In addition, certain launch vehicles that PanAmSat has used or is scheduled to use have experienced launch failures in the past. Launch failure rates vary according to the launch vehicle used.

New or proposed satellites are subject to construction and launch delays, the occurrence of which can materially and adversely affect our operations.

The construction and launch of satellites are subject to certain delays. Such delays can result from the delays in the construction of satellites and launch vehicles, the periodic unavailability of reliable launch opportunities, possible delays in obtaining regulatory approvals and launch failures. We have in the past experienced delays in satellite construction and launch which have adversely affected our operations. Future delays may have the same effect. A significant delay in the future delivery of any satellite may also adversely affect our marketing plan for the satellite. If satellite construction schedules are not met, a launch opportunity may not be available at the time a satellite is ready to be launched. Further, any significant delay in the commencement of service of any of our satellites could enable customers who pre-purchased or agreed to lease transponder capacity on the satellite to terminate their contracts and could affect our plans to replace an in-orbit satellite prior to the end of its service life. The failure to implement our satellite deployment plan on schedule could have a material adverse effect on our financial condition and results of operations. Delays in the launch of a satellite intended to replace an existing satellite that results in the existing satellite reaching its end of life before being replaced could result in loss of business to the extent an in-orbit backup is not available.

PanAmSat has plans to launch three satellites during 2007 that will replace satellites currently in service, including the satellite which will be owned by the Horizons-2 joint venture. Any delay in the launch of any of these satellites would cause commencement of service to occur later than the end of the life of the satellite it is replacing, which could result in a loss of revenues and contracted backlog. Intelsat has plans to launch one satellite, the IA-9, by the fourth quarter of 2007.

Risk Factors Relating to Regulation

We are subject to regulatory and licensing requirements in each of the countries in which we provide services, and our business is sensitive to regulatory changes in those countries.

The telecommunications industry is highly regulated, and, in connection with providing satellite capacity, ground network uplinks, downlinks and other value-added services to our customers, we need to maintain regulatory approvals, and from time to time obtain new regulatory approvals, from various countries. Obtaining and maintaining these approvals can involve significant time and expense. If we cannot obtain or are delayed in obtaining the required regulatory approvals, we may not be able to provide these services to our customers or expand into new services. In addition, the laws and regulations to which we are subject could change at any time, thus making it more difficult for us to obtain new regulatory approvals or causing our existing approvals to be revoked. Because the regulatory schemes vary by country, we may also be subject to regulations of which we are not presently aware and could be subject to sanctions by a foreign government that could materially and adversely affect our operations in that country. If we cannot comply with the laws and regulations that apply to us, we could lose our revenue from services provided to the countries and territories covered by these laws and regulations and be subject to criminal or civil sanctions.

If we do not maintain regulatory authorizations for our existing satellites or obtain authorizations for our future satellites, we will not be able to operate our existing satellites or expand our operations.

Our operation of existing satellites is authorized and regulated by the U.S. Federal Communications Commission, referred to as the FCC, the U.K. Office of Communications, referred to as Ofcom, the Papua New Guinea Telecommunication Authority, referred to as PANGTEL, and the telecommunications ministry of Japan. If we do not maintain authorizations for our existing satellites, we would not be able to operate the satellites covered by those authorizations, unless we obtained authorization from another licensing jurisdiction. Some of our authorizations provide waivers of technical regulations. If we do not maintain these waivers, we would be subject to operational restrictions or interference that would affect our use of existing satellites. Loss of a satellite authorization could cause us to lose the revenue from services provided by that satellite at a particular orbital location to the extent these services cannot be provided by satellites at other orbital locations.

Our launch and operation of planned satellites requires additional regulatory authorizations from the FCC or a non-U.S. licensing jurisdiction, some of which we have already obtained. If we do not obtain any required authorizations in the future, we would not be able to operate our planned satellites. If we obtain a required authorization but we do not meet milestones regarding the construction, launch and operation of a satellite by deadlines that may be established in the authorization, we could lose our authorization to operate a satellite using certain frequencies in an orbital location. Any authorizations we obtain may also impose operational restrictions or permit interference that could affect our use of planned satellites.

If we do not occupy unused orbital locations by specified deadlines, or do not maintain satellites in orbital locations we currently use, those orbital locations may become available for other satellite operators to use.

Our in-orbit satellites do not currently occupy all of the orbital locations for which we have obtained regulatory authorizations. If we are unable to place satellites into currently unused orbital locations by specified deadlines and in a manner that satisfies International Telecommunication Union, referred to as the ITU, or national regulatory requirements, or if we are unable to maintain satellites at the orbital locations that we currently use, we may lose our rights to use these orbital locations and the locations could become available for other satellite operators to use. We cannot operate our satellites without a sufficient number of suitable orbital locations in which to place the satellites. The loss of one or more of our orbital locations could negatively affect our plans and our ability to implement our business strategy.

Coordination results may adversely affect our ability to use a satellite at a given orbital location for our proposed service or coverage area.

We are required to register our satellites at the ITU and to coordinate our use of satellites at particular orbital locations in order to avoid interference to or from other satellites. The results of coordination may adversely affect our use of satellites at particular orbital locations. If we are unable to coordinate our satellites by specified deadlines, we may not be able to use a satellite at a given orbital location for our proposed service or coverage area. The use of our satellites may also be temporarily or permanently adversely affected if the operation of adjacent satellite networks does not conform to coordination agreements in a way that the acceptable interference levels are exceeded (e.g. due to operational errors associated with the transmissions to adjacent satellite networks).

Our failure to maintain or obtain authorizations under the U.S. export control and trade sanctions laws and regulations could have a material adverse effect on our business.

The export of satellites and technical information related to satellites, earth station equipment and provision of services to certain countries are subject to State Department, Commerce Department and Treasury Department regulations. If we do not maintain our existing authorizations or obtain necessary future authorizations under the export control laws and regulations of the United States, we may be unable to export technical information or equipment to non-U.S. persons and companies, including to our own non-US employees, as required to fulfill existing contracts. If we do not maintain our existing authorizations or obtain necessary future authorizations under the trade sanctions laws and regulations of the United States, we may not be able to provide satellite capacity and related administrative services to certain countries subject to U.S. sanctions. In addition, because we conduct management activities from Bermuda, our U.S. suppliers must comply with U.S. export control laws and regulations in connection with their export of satellites and related equipment and technical information to us. Our ability to acquire new satellites, launch new satellites or operate our satellites could also be negatively affected if our suppliers do not obtain required U.S. export authorizations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit
10.1	Amendment and Acknowledgment, dated June 16, 2006, to Employment Agreement, dated January 28, 2005, between Intelsat Holdings, Ltd., Intelsat, Ltd. and Conny Kullman, incorporated by reference to Exhibit 10.37 to Intelsat Intermediate Holding Company, Ltd.’s Amendment No. 1 to Registration Statement on Form S-4, File No. 333-136193, filed on August 4, 2006.

10.2	Employment Agreement, dated as of June 28, 2006, between Intelsat Holdings, Ltd. and Joseph Wright, Jr., incorporated by reference to Exhibit 10.38 to Intelsat Intermediate Holding Company, Ltd.’s Amendment No. 1 to Registration Statement on Form S-4, File No. 333-136193, filed on August 4, 2006.

10.3	Employment Agreement, dated as of May 18, 2006, between Intelsat Holdings, Ltd. and James Frownfelter, incorporated by reference to Exhibit 10.39 to Intelsat Intermediate Holding Company, Ltd.’s Amendment No. 1 to Registration Statement on Form S-4, File No. 333-136193, filed on August 4, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT, LTD.

By	/S/ DAVID MCGLADE
David McGlade
Chief Executive Officer

Date: August 14, 2006

By	/S/ JEFFREY P. FREIMARK
Jeffrey P. Freimark
Chief Financial Officer

Date: August 14, 2006