Form 10-Q
period 2006-09-30
INTELSAT LTD
filed 2006-11-15
CIK 1156871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 13, 2006, 12,000 ordinary shares, par value $1.00 per share, were outstanding.

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements:
	Consolidated Balance Sheets as of December 31, 2005 and as of September 30, 2006 (Unaudited)	5
	Unaudited Consolidated Statements of Operations for the Three Months Ended September 30, 2005 and September 30, 2006	6
	Unaudited Consolidated Statements of Operations for the period January 1, 2005 to January 31, 2005 (predecessor entity) and for the period February 1, 2005 to September 30, 2005 (successor entity) and for the Nine Months Ended September 30, 2006	7
	Unaudited Consolidated Statements of Cash Flows for the period January 1, 2005 to January 31, 2005 (predecessor entity), the period February 1, 2005 to September 30, 2005 (successor entity) and for the Nine Months Ended September 30, 2006	8
	Notes to Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	68
Item 4.	Controls and Procedures	68

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	70
Item 1A.	Risk Factors	70
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 3.	Defaults upon Senior Securities	70
Item 4.	Submission of Matters to a Vote of Security Holders	70
Item 5.	Other Information	70
Item 6.	Exhibits	71

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

On August 28, 2005, our subsidiary Intelsat (Bermuda), Ltd. (“Intelsat Bermuda”) entered into a Merger Agreement, referred to as the Merger Agreement, with PanAmSat Holding Corporation (“PanAmSat Holdco,” now known as Intelsat Holding Corporation) and Proton Acquisition Corporation (“Merger Sub”), a wholly owned subsidiary of Intelsat Bermuda. Pursuant to the Merger Agreement, Intelsat Bermuda acquired PanAmSat Holdco on July 3, 2006 for total cash consideration of approximately $3.2 billion, with the stockholders of PanAmSat Holdco receiving $25.00 per common share, plus approximately $0.00927 as the pro rata share of undeclared regular quarterly dividends. Merger Sub was newly formed for the purpose of consummating the PanAmSat Acquisition Transactions, as defined below. As part of this transaction, approximately $3.2 billion in existing debt of PanAmSat Holdco and its subsidiaries was either refinanced or remains outstanding. This Quarterly Report relates to periods both prior to and after the acquisition of PanAmSat Holdco by Intelsat Bermuda, which was completed on July 3, 2006.

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

When used in this Quarterly Report, the words “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” and “continue,” and the negative of these terms, and other similar expressions are intended to identify forward-looking statements. Examples of these forward-looking statements include, but are not limited to, statements regarding the following: the trends that we believe will impact our revenue and operating expenses in the future; the length of time it will take for the anomaly review board established to investigate the cause of the anomaly on our IS-802 satellite to reach its conclusion; our current expectation that the IS-802 and IA-7 anomalies and the total loss of the IS-804 satellite will not result in the acceleration of capital expenditures to replace the IS-802, IA-7 and IS-804 satellites, respectively; our plans for satellite launches in the near term; our expected capital expenditures in 2006 and during the next several years; the impact on our financial position or results of operations of pending legal proceedings; the impact of the Acquisition Transactions, the Transfer Transactions and the PanAmSat Acquisition Transactions, each as defined in this Quarterly Report.

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

The forward-looking statements made in this Quarterly Report reflect our intentions, plans, expectations, assumptions and beliefs about future events. These forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and other factors, many of which are outside of our control. These factors could cause actual results or developments to differ materially from the expectations expressed or implied in the forward-looking statements and include known and unknown risks. Known risks include, among others, the risks discussed under Item 1A—Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, the political, economic and legal conditions in the markets we are targeting for communications services or in which we operate and other risks and uncertainties inherent in the telecommunications business in general and the satellite communications business in particular.

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

Item 1.	Financial Statements

INTELSAT, LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31, 2005	As of September 30, 2006
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$360,070	$497,017
Receivables, net of allowance of $26,342 in 2005 and $29,993 in 2006	203,452	295,182
Prepaid expenses and other current assets	—	31,066
Deferred income taxes	10,752	27,708

Total current assets	574,274	850,973
Satellites and other property and equipment, net	3,327,341	4,802,867
Goodwill	111,388	3,918,018
Non-amortizable intangible assets	560,000	1,680,000
Amortizable intangible assets, net	493,263	816,040
Other assets	228,178	397,576

Total assets	$5,294,444	$12,465,474

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$212,116	$288,121
Accrued interest payable	120,791	246,221
Current portion of long-term debt	11,097	55,777
Deferred satellite performance incentives	7,418	21,302
Other current liabilities	30,143	59,310

Total current liabilities	381,565	670,731
Long-term debt, net of current portion	4,790,016	11,222,915
Deferred satellite performance incentives, net of current portion	36,027	134,844
Deferred revenue, net of current portion	157,580	184,339
Deferred income taxes	13,571	479,434
Accrued retirement benefits	107,778	106,855
Other long-term liabilities	14,172	161,053

Total liabilities	5,500,709	12,960,171

Shareholder’s deficit:
Ordinary shares, 12,000 shares authorized, issued and outstanding	12	12
Paid-in capital	9,104	26,617
Accumulated deficit	(215,558)	(520,917)
Accumulated other comprehensive income (loss)	177	(409)

Total shareholder’s deficit	(206,265)	(494,697)

Total liabilities and shareholder’s deficit	$5,294,444	$12,465,474

See accompanying notes to unaudited consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2006
Revenue	$293,599	$528,474
Operating expenses:
Direct costs of revenue	60,445	94,230
Selling, general and administrative	34,832	55,985
Depreciation and amortization	147,285	201,996
Impairment of asset value	—	48,974
Restructuring costs	—	19,879
Loss on undesignated interest rate swap	—	14,328

Total operating expenses	242,562	435,392

Income from operations	51,037	93,082
Interest expense, net	100,044	267,885
Other expense, net	(3,098)	(7,562)

Loss from operations before income taxes	(52,105)	(182,365)
Provision for income taxes	2,405	(9,824)

Net loss	$(54,510)	$(172,541)

See accompanying notes to unaudited consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity	Successor Entity
	Period January 1 to January 31, 2005	Period February 1 to September 30, 2005	Nine Months Ended September 30, 2006
Revenue	$97,917	$778,680	$1,119,454
Operating expenses:
Direct costs of revenue	26,939	164,280	195,426
Selling, general and administrative	55,443	96,395	132,944
Depreciation and amortization	39,184	387,082	505,201
Impairment of asset value	69,227	—	48,974
Restructuring costs	263	—	19,902
Loss on undesignated interest rate swap	—	—	14,328

Total operating expenses	191,056	647,757	916,775

Income (loss) from operations	(93,139)	130,923	202,679
Interest expense, net	13,050	264,175	477,418
Other income (expense), net	863	(3,775)	(18,704)

Loss from operations before income taxes	(105,326)	(137,027)	(293,443)
Provision for income taxes	4,400	12,817	11,916

Net loss	$(109,726)	$(149,844)	$(305,359)

See accompanying notes to unaudited consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor Entity	Successor Entity
	Period January 1 to January 31, 2005	Period February 1 to September 30, 2005	Nine Months Ended September 30, 2006
Cash flows from operating activities:
Net loss	$(109,726)	$(149,844)	$(305,359)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,184	387,082	505,201
Impairment charge	69,227	—	48,974
Provision for doubtful accounts	(5,799)	(676)	518
Foreign currency transaction (gain) loss	75	(565)	(43)
Deferred income taxes	585	1,656	(109)
Gain on disposal of assets	—	—	(507)
Stock compensation	—	85	163
Compensation cost paid by parent	—	—	17,351
Amortization of bond discount and issuance costs	430	42,848	65,238
Share in losses of affiliates	402	7,124	24,300
Loss on undesignated interest rate swap	—	—	14,328
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(32,168)	22,806	(2,798)
Prepaid expenses and other assets	3,194	(7,474)	13,390
Accounts payable and accrued liabilities	51,722	42,400	(23,895)
Deferred revenue	(2,388)	(25,009)	(22,530)
Accrued retirement benefits	(27)	3,045	(923)
Other long-term liabilities	(3,327)	(3,179)	(23,140)

Net cash provided by operating activities	11,384	320,299	310,159

Cash flows from investing activities:
Payments for satellites and other property and equipment	(953)	(115,594)	(111,679)
PanAmSat Acquisition Transactions, net of cash acquired	—	—	(3,152,521)
Proceeds from insurance receivable	38,561	19,759	—

Net cash provided by (used in) investing activities	37,608	(95,835)	(3,264,200)

Cash flows from financing activities:
Repayment of long-term debt	—	(202,625)	(655,355)
Proceeds from bond issuance	—	305,348	2,915,000
New debt issuance costs	—	—	(101,161)
Proceeds from credit facility borrowings	—	200,000	944,750
Principal payments on deferred satellite performance incentives	(475)	(3,384)	(7,157)
Principal payments on capital lease obligations	—	(5,493)	(5,132)
Dividends to shareholders	—	(305,913)	—

Net cash (used in) provided by financing activities	(475)	(12,067)	3,090,945

Effect of exchange rate changes on cash	(75)	565	43

Net change in cash and cash equivalents	48,442	212,962	136,947
Cash and cash equivalents, beginning of period	141,320	194,682	360,070

Cash and cash equivalents, end of period	$189,762	$407,644	$497,017

Note:	The increase in cash between the predecessor entity ending balance and the successor entity opening balance is due to the retention by Intelsat, Ltd. of approximately $5 million in acquisition financing proceeds.

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

On July 3, 2006, Intelsat (Bermuda), Ltd. (“Intelsat Bermuda”), completed the acquisition of PanAmSat Holding Corporation (“PanAmSat Holdco”), pursuant to a Merger Agreement, dated as of August 28, 2005, by and among Intelsat Bermuda, Proton Acquisition Corporation (“Merger Sub”), a wholly owned subsidiary of Intelsat Bermuda, and PanAmSat Holdco (the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub merged with and into PanAmSat Holdco, with PanAmSat Holdco surviving the merger. On July 3, 2006, following the completion of the acquisition of PanAmSat Holdco by Intelsat Bermuda, the certificate of incorporation of PanAmSat Holdco was amended to rename the entity “Intelsat Holding Corporation” and the certificate of incorporation of PanAmSat Corporation was amended to rename the entity “Intelsat Corporation” (“Intelsat Corp”). Upon completion of the PanAmSat Acquisition Transactions (as defined below), PanAmSat Holdco became a wholly-owned subsidiary of Intelsat Bermuda. (See Note 3 – The PanAmSat Acquisition Transactions). As a result of the PanAmSat Acquisition Transactions, the financial results of Intelsat for the quarter and the nine month period ended September 30, 2006 include the results of PanAmSat Holdco and its subsidiaries beginning July 1, 2006. Although the effective date of the PanAmSat Acquisition Transactions was July 3, 2006, due to the immateriality of the results of operations for the period between July 1, 2006 and July 3, 2006, we have accounted for the PanAmSat Acquisition Transactions as if they had occurred on July 1, 2006.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

Note 2    Significant Accounting Policies

(a) Principles of consolidation

The consolidated financial statements include the accounts of Intelsat and its wholly owned subsidiaries. Investments where the Company exercises significant influence but does not control (generally 20% to 50% ownership interest) are accounted for under the equity method of accounting. All significant intercompany transactions and balances have been eliminated.

(b) Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Examples of estimates include the allocation of fair value to assets acquired and liabilities assumed with the Acquisition Transactions and the PanAmSat Acquisition Transactions, the allowance for doubtful accounts, pension and post-retirement benefits, income taxes, and useful lives of satellites and other property and equipment. Changes in such estimates and assumptions may affect amounts reported in future periods.

(c) Revenue recognition

Revenue results primarily from satellite utilization charges and, to a lesser extent, from providing managed services to Intelsat’s customers. Managed services combine satellite capacity, teleport facilities, satellite communications hardware, fiber optic cable and other ground facilities to provide bundled, broadband and private network services to customers. Revenue is recognized ratably over the period during which services are provided as long as collection of the related receivable is reasonably assured. Amounts received from customers pursuant to satellite capacity prepayment options are recorded in the consolidated financial statements as deferred revenue. These deferred amounts are recognized as revenue on a straight-line basis over the respective agreement terms.

We also provide short-term, on-going, and construction program management consulting services. Short-term projects typically call for a specific deliverable and revenue is recognized upon the completion of those services. Revenue for on-going consulting projects is recognized monthly as the work is performed. Revenue for construction program management projects lasting more than one year is recognized using the percentage-of-completion method.

The Company recognizes revenue under revenue share agreements with other fixed satellite service providers either on a gross or net basis in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent.

(d) Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of 90 days or less and generally consist of time deposits with banks and money market funds. The carrying amount of these investments approximates market value.

(e) Investments

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). All investments have

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

been classified as available-for-sale securities as of December 31, 2005 and September 30, 2006, and are included in other assets in the accompanying consolidated balance sheets. Available-for-sale securities are stated at fair value with any unrealized gains and losses reported as accumulated other comprehensive income (loss) within shareholders’ deficit. Realized gains and losses and declines in fair value on available-for-sale securities that are determined to be other than temporary are included in other income, net. Interest and dividends on available-for-sale securities are included in interest expense, net and other expense, net, respectively.

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

Satellite construction and launch services are generally procured under long-term contracts that provide for payments over the contract periods. Satellite construction and launch services costs are capitalized to reflect progress toward completion. Capitalizing these costs typically coincides with contract milestone payment schedules. Insurance premiums associated with in-orbit operations are expensed as incurred. Performance incentives payable in future periods are dependent on the continued satisfactory performance of the satellites in service. Station kept satellites and other property and equipment are depreciated on a straight-line basis over the following estimated useful lives:

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

(g) Business combinations

The Company’s business combinations are accounted for in accordance with the provisions set forth in SFAS No. 141, Business Combinations (“SFAS 141”), whereby the net tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair market values at the acquisition date. The portion of the purchase price in excess of the estimated fair market value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The allocation of the purchase price involves management estimates and judgments and the allocation may be adjusted within one year following the date of the business combination.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

(h) Goodwill and other intangible assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill and other intangible assets acquired in a business combination, and determined to have an indefinite useful life, are not amortized but are tested for impairment annually or more often if an event or circumstances indicate that an impairment loss has been incurred. The Company has determined that it has one reporting unit, the enterprise level, under the criteria set forth by SFAS 142. Identifiable intangible assets with estimable useful lives are amortized on a straight-line basis over their estimated useful lives.

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

(k) Fair value of financial instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments (“SFAS 107”), requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS 107 as financial instruments. Financial instruments are generally defined by SFAS 107 as cash, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. Management believes that the carrying values of cash and cash equivalents, accounts receivable, marketable securities and accounts payable and accrued liabilities approximate their fair values because of the short maturity of these financial instruments. The fair values of the Company’s debt instruments are determined based on quoted market prices.

(l) Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments under Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities as amended and interpreted (“SFAS 133”). SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. SFAS 133 also establishes rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of the derivatives either be offset against the change in fair value of assets or liabilities through

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings. We use derivative financial instruments, including interest rate swaps to manage market risks. See Note 11, Long-Term Debt and Note 12, Interest Rate Swap Agreements.

(m) Concentration of credit risk

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

(n) Currency and exchange rates

Substantially all customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, the Company does not believe that it is exposed to material currency exchange risk. Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a component of stockholders' equity. Gains and losses resulting from foreign currency transactions are recorded within the consolidated statement of operations when recognized. Contracts with Intelsat’s customers in Brazil are denominated in Brazilian reais. Transactions in other currencies are converted into U.S. dollars using rates in effect on the dates of the transactions. Transaction gains and losses were insignificant during the periods presented.

(o) Comprehensive income

SFAS No. 130, Reporting Comprehensive Income, established standards for the reporting and displaying of comprehensive income and its components. Total comprehensive income for nine months ended September 30, 2006 and 2005 included the Company’s net loss, the change in the market value of available-for-sale securities, and changes in the minimum pension liability.

(p) Stock-based compensation

The Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”) using the modified prospective method as of January 1, 2006. Under this method, compensation cost will be recognized based on the requirements of SFAS 123R for all share-based awards granted subsequent to January 1, 2006, and for all awards granted, but not vested, prior to January 1, 2006. The adoption of SFAS 123R did not materially impact the Company’s results of operations.

(q) Deferred satellite performance incentives

The cost of satellite construction includes an element of deferred consideration to satellite manufacturers referred to as satellite performance incentives. The Company is contractually obligated to make these payments over the lives of the satellites, provided the satellites continue to operate in accordance with contractual specifications. Historically, the satellite manufacturers have earned substantially all of these payments. Therefore, the Company accounts for these payments as deferred financing. The Company capitalizes the present value of these payments as part of the cost of the satellites and records a corresponding liability to the satellite manufacturers. These costs are amortized over the useful lives of the satellites and the liability is reduced as the payments are made.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

(r) Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.

(s) New accounting pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS 109 Accounting for Income Taxes (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect FIN 48 will have on its consolidated financial position, liquidity, and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are in the process of evaluating this guidance and therefore have not yet determined the impact that SFAS 157 will have on our financial statements upon adoption.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Obligations, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires companies to recognize in their balance sheets any over or under-funded benefit obligation of each defined benefit pension and other postretirement plan. The resulting balance sheet adjustment is offset by a corresponding adjustment to other comprehensive income, net of deferred tax effects. This change would apply to the Company’s financial statements for the year ended December 31, 2006. We are still in the process of evaluating the impact that SFAS 158 will have on our financial statements.

Note 3    The PanAmSat Acquisition Transactions

On July 3, 2006, Intelsat Bermuda completed the acquisition of PanAmSat Holdco, pursuant to the Merger Agreement, with the stockholders of PanAmSat Holdco receiving $25.00 per common share, plus approximately $0.00927 as the pro rata share of undeclared regular quarterly dividends, in cash. Merger Sub was newly formed for the purpose of consummating the PanAmSat Acquisition Transactions. As part of this transaction, approximately $3,200,000 in existing debt of PanAmSat Holdco and its subsidiaries was either refinanced or remains outstanding.

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

In connection with the Merger Transaction, Intelsat Bermuda and Intelsat Corp (f/k/a PanAmSat Corporation), a wholly owned subsidiary of PanAmSat Holdco, incurred substantial additional debt, in the aggregate principal amount of approximately $3,200,000, Intelsat Sub Holdco entered into a new senior secured credit facility and Intelsat Corp amended and restated its existing credit facility. We refer to these transactions and the Merger Transaction collectively as the PanAmSat Acquisition Transactions.

The acquisition was financed by the incurrence of debt, including $260,000 principal amount of Floating Rate Senior Notes due 2013 (the “Floating Rate Notes”), $1,330,000 principal amount of 11 1/4% Senior Notes due 2016 (the “Non-Guaranteed Fixed Rate Notes”) and $750,000 principal amount of 9 1/4% Senior Notes due 2016 (the “Guaranteed Notes”), referred to collectively as the New Intelsat Bermuda Notes, issued by Intelsat Bermuda; $575,000 principal amount of 9% Senior Notes due 2016, issued by Intelsat Corp, referred to as the New Intelsat Corp Notes; and a borrowing by Intelsat Bermuda under a new $600,000 senior unsecured credit facility, referred to as the Intelsat Bermuda Bridge Credit Facility. Cash on hand at Intelsat Bermuda, Intelsat Corp and their respective affiliates was also used.

The Guaranteed Notes are guaranteed by Intelsat, and certain subsidiaries of Intelsat Bermuda. The Floating Rate Notes and the Non-Guaranteed Fixed Rate Notes are not guaranteed by any of the subsidiaries of Intelsat Bermuda, but these notes are guaranteed by Intelsat. The Floating Rate Notes bear interest at the LIBOR rate plus 600 basis points.

Also in connection with the PanAmSat Acquisition Transactions, Intelsat Sub Holdco (as borrower) and Intermediate Holdco (as guarantor), entered into a new Credit Agreement (the “New Sub Holdco Credit Agreement”), dated as of July 3, 2006. The New Sub Holdco Credit Agreement provides for a $344,750 Tranche B Term Loan facility with a seven year maturity and a $300,000 revolving credit facility with a six-year maturity. Obligations under the New Sub Holdco Credit Agreement are guaranteed by certain of Intelsat’s subsidiaries, as well as by Intermediate Holdco, and secured by a perfected first priority security interest to the extent legally permissible in substantially all of the tangible and intangible assets of the borrower and guarantors, with certain agreed exceptions.

In connection with the PanAmSat Acquisition Transactions, Intelsat Sub Holdco’s prior senior secured credit facilities were terminated without penalty, and all outstanding balances, plus accrued interest, were paid to the previous credit facility lenders on July 3, 2006.

Furthermore, in connection with the PanAmSat Acquisition Transactions, Intelsat Corp entered into an amendment of its senior secured credit facilities (the “Intelsat Corp Amended and Restated Credit Agreement”) on July 3, 2006, which included revised terms for its revolving credit facility and term loans. The Intelsat Corp Amended and Restated Credit Agreement renewed and extended the credit facilities provided under the March 2005 Amended and Restated Credit Agreement, and provided for a $355,910 Tranche A-3 Term loan with a six year maturity, a $1,635,100 Tranche B-2 Term Loan facility with a seven and one-half year maturity, and a $250,000 revolving credit facility with a six year maturity. Obligations under the Intelsat Corp Amended and Restated Credit Agreement continue to be guaranteed by certain of Intelsat Corp’s subsidiaries and secured by a perfected first priority security interest to the extent legally permissible in substantially all of the borrower’s and

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

the guarantors’ tangible and intangible assets, with certain agreed exceptions, as was the case with the March 2005 Amended and Restated Credit Agreement. Following consummation of the PanAmSat Acquisition Transactions, Intelsat General Corporation, a wholly-owned indirect subsidiary of Intelsat Sub Holdco and referred to as IGen, acquired G2 Satellite Solutions Corporation, a subsidiary of Intelsat Corp and the government services business of Intelsat Corp, for cash consideration in the amount of $73,000 by means of a merger in which G2 Satellite Solutions Corporation merged into IGen with IGen continuing as the surviving entity. We refer to this transaction as the Government Business Merger.

On May 30, 2006, PanAmSat Holdco commenced a tender offer, referred to as the Tender Offer, to purchase any and all of its outstanding $416,000 aggregate principal amount at maturity 10 3/8% discount notes for cash. In connection with the Tender Offer, PanAmSat Holdco also solicited the consent of the holders of the 10 3/8% discount notes to amend the indenture governing the 10 3/8% discount notes to, among other things, eliminate substantially all of the restrictive covenants, certain events of default and certain other provisions contained in the indenture. The amendment to the indenture governing the 10 3/8% discount notes was approved by the requisite holders of the 10 3/8% discount notes on June 14, 2006 and entered into upon the consummation of the Tender Offer on July 3, 2006, at which time approximately 99.65% of the outstanding 10 3/8% discount notes were repurchased by PanAmSat Holdco. The 10 3/8% discount notes not tendered to PanAmSat Holdco in the Tender Offer, or approximately $1,500 aggregate principal amount, were repurchased by PanAmSat Holdco on August 29, 2006.

Prior to and immediately after the PanAmSat Acquisition Transaction, Intelsat Bermuda extended to PanAmSat Holdco several loans, referred to collectively as the Intelsat Bermuda Loan, in an aggregate principal amount at the time of borrowing equal to approximately $1,281,400, the proceeds of which were used by PanAmSat Holdco to fund a portion of the purchase price of the PanAmSat acquisition and to fund the purchase of the 10 3/8% discount notes tendered in the Tender Offer, plus related fees.

Following the completion of the PanAmSat Acquisition Transactions, substantially all of the employees of Intelsat Global Service Corporation, an indirect subsidiary of Intelsat Bermuda, were transferred to Intelsat Corp pursuant to an employee transfer agreement, referred to as the Employee Transfer Agreement. In addition, substantially all of the direct and indirect subsidiaries of Intelsat Holdings entered into a master intercompany services agreement pursuant to which these entities will provide services to each other, referred to as the MISA. In each case, services are provided on terms that are not materially less favorable to each party than are available on an arms’ length basis and on terms that the relevant boards of directors have determined to be fair. We refer to these transactions as the Other Intercompany Transactions.

The PanAmSat Acquisition Transactions, the Government Business Merger, the Tender Offer, the Intelsat Bermuda Loan and the Other Intercompany Transactions are referred to collectively as the Transactions.

Upon the completion of the PanAmSat Acquisition Transactions, we renamed PanAmSat Holdco and Intelsat Corp as Intelsat Holding Corporation and Intelsat Corporation, respectively.

In addition, Intelsat Bermuda created a new direct wholly owned subsidiary organized in Gibraltar which owns all of the equity of a subsidiary organized in Luxembourg which owns all of the equity of a subsidiary organized in Poland, referred to as Intelsat Poland, which has registered a branch in Luxembourg, referred to as Intelsat Poland, Luxembourg Branch. Following the consummation of the PanAmSat Acquisition Transactions, Intelsat Bermuda effected the contribution of the Intelsat Bermuda Loan to Intelsat Poland, Luxembourg Branch. On October 30, 2006, a series of transactions occurred which resulted in the shares of PanAmSat Holdco, which were previously all held by Intelsat Bermuda, being held by Intelsat Poland, Luxembourg branch.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

The PanAmSat Acquisition Transactions have been accounted for under the purchase method of accounting. A preliminary allocation of the purchase price was performed using information currently available and is based on preliminary estimates of the fair values of assets acquired and liabilities assumed in connection with the PanAmSat Acquisition Transactions. These preliminary estimates are based on available information and certain assumptions we consider reasonable and may be revised as additional information becomes available. These preliminary valuation estimates were derived using the assistance of an independent appraiser. The final purchase price allocation for the PanAmSat Acquisition Transactions will be dependent upon the finalization of asset and liability valuations. These final valuations will be based on the actual net tangible and intangible assets existing as of the closing date of the PanAmSat Acquisition Transactions. Any final adjustments may change the allocations of purchase prices which could affect the fair value assigned to the assets acquired and liabilities assumed and could result in a material change, including the recording of additional goodwill.

The assets and liabilities estimated values have been based on a purchase price of $3,254,233 calculated as follows:

Cash paid	$3,168,201
Transaction costs	86,032

$3,254,233

The PanAmSat Acquisition Transactions included the payment of a substantial portion of the cash purchase price paid to the PanAmSat Holdco shareholders by PanAmSat Holdco and Intelsat Corp of $3,168,201 cash purchase paid.

A reconciliation of the preliminary purchase price allocation is presented below:

Fair Value of NetAssets Acquired
Current assets acquired	$214,413
Satellites and other property and equipment	1,861,829
Other non-current assets	158,225
Intangible assets	1,485,000
Goodwill	3,806,631
Assumed debt	(3,234,603)
Current liabilities less current portion of debt	(271,448)
Deferred tax liability	(473,157)
Other non-current liabilities	(292,657)

$3,254,233

The following unaudited pro forma results of operations assume the PanAmSat Acquisition Transactions took place on January 1 for the periods presented, and reflect adjustments to conform financial statement presentations:

	Nine months Ended
	September 30, 2005	September 30, 2006
Revenue	$1,520,444	$1,564,296
Net loss	$(482,566)	$(514,440)

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

Note 4    Stock-based compensation

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

At the closing of the Acquisition Transactions, all outstanding awards under the 2001 Plan vested and in the money awards were cashed out, and all other awards were cancelled. All outstanding awards made under the 2004 Plan were cancelled as part of the Acquisition Transactions, and unvested awards were converted into deferred compensation accounts. As of September 30, 2006, up to $7,826 in deferred compensation remains payable, with vesting through June 2007. The Company records compensation expense over the remaining vesting period following the conversion to deferred compensation. $3,521 was expensed for the successor period ended September 30, 2005 and $1,167 was expensed for the nine months ended September 30, 2006.

The Board of Directors of Intelsat Holdings adopted the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”) with an effective date of January 28, 2005, pursuant to which up to 1,124,296 ordinary shares (later increased to 1,300,000 ordinary shares) were reserved for grant to employees and directors of Intelsat Holdings and its direct and indirect subsidiaries. The 2005 Share Plan permits granting of awards in the form of incentive share options, nonqualified share options, restricted shares, restricted share units, share appreciation rights, phantom shares and performance awards and is described more fully in Note 16 to the consolidated financial statements included in Intelsat’s Form 10-K.

In connection with the Acquisition Transactions, the Company granted both time vesting and performance vesting restricted shares under the 2005 Share Plan. The restricted share grants are liability classified under SFAS No. 123R. The Company has recorded compensation expense over the service period for the time vesting shares based on the intrinsic value (which equaled fair value) at the date of the grant of $2.15 per share. No compensation expense was recorded for performance vesting shares since it was not probable that the performance criteria would be met.

Since awards made consisted of shares of the Company’s parent, Intelsat Holdings, compensation costs for vested awards and the cost to repurchase shares are reflected as capital contributions in the Company’s financial statements. The Company recognized $85 of compensation costs during the period February 1, 2005 to September 30, 2005. During the nine months ended September 30, 2006, the Company recorded $163 of compensation costs for vesting of restricted shares.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

A summary of the status of Intelsat Holdings’ non-vested restricted shares as of September 30, 2006, and the changes during the nine months ended September 30, 2006 are set forth below:

	Number of shares	Weighted-Average Grant-Date Fair Value
Restricted shares
Non-vested restricted shares outstanding as of January 1, 2006	830,785	$2.15
Restricted shares forfeited and repurchased at par value	(158,047)	2.15
Shares repurchased by Intelsat Holdings	(83,738)	2.15
Vested	(54,368)	2.15

Total non-vested restricted shares at September 30, 2006	534,632	$2.15

The non-vested restricted shares have a remaining weighted-average vesting period of 40 months and the performance shares will remain outstanding for approximately seven years.

During the second and third quarters of 2006, Intelsat Holdings entered into share-based compensation arrangements (“SCAs”) with a number of employees of Intelsat Holdings and its direct and indirect subsidiaries under the 2005 Share Plan which may permit such employees to purchase Intelsat Holdings common shares. These SCAs vest over time and are subject to continued employment through each applicable vesting date. The vesting of these SCAs accelerates in the event that the Investors (or other private equity investors) cease to own 40% or more of Intelsat Holdings.

Any common shares held by employees as a result of the exercise of SCAs may be repurchased by Intelsat Holdings, and any outstanding but unexercised SCAs may be cancelled, at any time after termination of employment. Shares issued as a result of the exercise of SCAs may be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enable the Company to recover the shares without transferring any appreciation in value if the employee terminates voluntarily, for accounting purposes, the SCA is not deemed to be granted under SFAS 123R.

In connection with the PanAmSat Acquisition Transactions, two of our executives who were executives of Intelsat Corp prior to July 3, 2006 and held options to purchase common stock of PanAmSat Holdco rolled over such options by entering into SCAs to purchase Intelsat Holdings common shares. While the rollover adjusted the exercise price and number of applicable shares covered, the vesting period associated with the previous PanAmSat Holdco stock options continued and the share-based compensation arrangements vest in annual installments through August 2009. In the case of one of the executives, the SCA is deemed a grant of options to purchase Intelsat Holdings common shares under SFAS 123R.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

Note 5    Receivables

Receivables are comprised of the following:

	As of December 31, 2005	As of September 30, 2006
Service charges:
Unbilled	$66,079	$14,819
Billed	155,778	296,723
Other	7,937	13,633
Allowance for doubtful accounts	(26,342)	(29,993)

Total	$203,452	$295,182

Unbilled satellite utilization charges represent amounts earned and accrued as receivable from customers for their usage of the Intelsat satellite system prior to the end of the period. These amounts were billed at the beginning of the following period.

Note 6    Satellites and other property and equipment

Satellites and other property and equipment are comprised of the following:

	As of December 31, 2005	As of September 30, 2006
Satellites, launch vehicles and services	$3,293,863	$5,023,585
Information systems and ground segment	358,555	463,782
Washington, D.C. building and other	173,142	259,411

Total cost	3,825,560	5,746,778
Less: accumulated depreciation	(498,219)	(943,911)

Total	$3,327,341	$4,802,867

Satellites and other property and equipment as of December 31, 2005 and September 30, 2006 included construction-in-progress of $97,007 and $413,764, respectively. Interest costs of $92, $9,017 and $16,890 were capitalized during the period January 1, 2005 to January 31, 2005, the period February 1, 2005 to September 30, 2005 and the nine months ended September 30, 2006, respectively.

Note 7    Satellite developments

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

On September 22, 2006, the Company’s IS-802 satellite experienced a loss of power from its south solar array reducing its operational capacity. The Company restored the service for all IS-802 customers on satellites

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

of the Intelsat fleet, including for some of them on IS-802, where eleven transponders were reactivated and are operating normally. The IS-802 satellite is a Lockheed Martin 7000 series (“LM 7000 series”) satellite. IS-804 was also in this series, and Intelsat operates two other satellites in the LM 7000 series. Intelsat has established an anomaly review board (“ARB”) with the manufacturer of the IS-802, Lockheed Martin, to determine the root cause of the anomaly. The Company recorded a non-cash impairment charge of $48,974 during September 2006 to write down the IS-802 satellite, which was not insured, to its estimated fair value following the anomaly. The estimated fair value was determined based on a discounted cash flow analysis with the assistance of an independent third-party appraiser.

Note 8    Launch vehicle agreement and deposit

In connection with the termination of a satellite order in 2002, the Company entered into an agreement (as amended) with a launch vehicle provider for a credit to be used towards a future launch vehicle. On January 30, 2006, the Company further amended its agreement with the launch vehicle provider to provide for the launch of a future satellite, with a launch in late 2007. The launch date has since been rescheduled to mid-2008. The Company paid an additional $24,300 deposit on March 15, 2006 as required under the amendment and a final payment of $24,300 is due one month after the launch of the satellite. The deposit, net of capitalized construction in progress, for the launch vehicle, including the credit, was $32,300 as of December 31, 2005 and $22,076 as of September 30, 2006.

Note 9    Investment in Affiliates

WildBlue Communications, Inc

The Company has an investment of approximately 30% in WildBlue Communications, Inc. (“WildBlue”), a company offering broadband Internet access services in the continental United States via satellite. The Company accounts for its investment using the equity method of accounting. Intelsat’s share of losses, of WildBlue are included in other income (expense), net in the accompanying consolidated statements of operations and were $402, $7,124 and $24,300 in the period January 1, 2005 to January 31, 2005, the period February 1, 2005 to September 30, 2005 and the nine months ended September 30, 2006, respectively. The investment balances of $39,931 and $15,582 as of December 31, 2005 and September 30, 2006 are included within other assets in the accompanying consolidated balance sheets.

Horizons Contribution Obligation

Intelsat Corp has a 50-50 joint venture with JSAT, a leading satellite operator in the Asia-Pacific region, that will build and launch a Ku-band satellite to replace the SBS-6 satellite at 74 degrees west longitude. The joint venture is named Horizons-2. The satellite will support digital video, high-definition television and IP-based content distribution networks to broadband Internet and satellite news gathering services in the United States. This Horizons-2 satellite is currently being constructed and is expected to be in service by the fourth quarter of 2008. The total investment in this joint venture is expected to be approximately $165,000, of which each of the joint venture partners is required to fund their 50% share beginning in early 2008. The contribution obligation arises from our obligation to fund amounts due under Horizon-2’s loan agreement with a third party lender. We have entered into a Security and Pledge Agreement with the lender and pursuant to this agreement, granted a security interest in our contribution obligation to the lender, therefore, we have recorded this obligation as an indirect guarantee in accordance with FASB Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Indebtedness of Others (“FIN 45”). The Company’s investment in this joint venture is being accounted for using the equity method. As of September 30, 2006, the Company has recorded a liability of $34,700 within the consolidated financial statements in relation to the future funding of this investment in Horizons-2.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

Note 10    Goodwill and Other Intangible Assets

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consists of the following:

	As of December 31, 2005	As of September 30, 2006
Customer relationships	$138,188	$356,188
Backlog	380,000	527,000
Technology	10,000	10,000

Subtotal	528,188	893,188
Less: accumulated amortization	(34,925)	(77,148)

Total	$493,263	$816,040

Customer relationships have estimated lives ranging from four to twenty years. Backlog has an estimated life of 15 years, and technology has an estimated life of 8 years. The Company recorded amortization expense of $936, $25,400 and $42,248 for the period January 1, 2005 to January 31, 2005, for the period February 1, 2005 to September 30, 2005 and for the nine months ended September 30, 2006, respectively.

Scheduled amortization charges for the intangible assets as of September 30, 2006 are as follows:

As of September 30, 2006
2006	$23,522
2007	94,084
2008	93,231
2009	87,186
2010	84,324
2011 and thereafter	433,693

Total	$816,040

The carrying amounts of acquired intangible assets not subject to amortization consist of the following:

	As of December 31, 2005	As of September 30, 2006
Goodwill	$111,388	$3,918,018
Tradename	$30,000	$30,000
Orbital locations	$530,000	$1,650,000

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

Note 11    Notes payable, long-term debt and other financing arrangements

The carrying amounts of notes payable and long-term debt were as follows:

	As of December 31, 2005	As of September 30, 2006
Intelsat, Ltd.:
6.50% Senior Notes due November 2013	$700,000	$700,000
Unamortized discount on 6.50% Senior Notes	(105,957)	(96,555)
7.625% Senior Notes due April 2012	600,000	600,000
Unamortized discount on 7.625% Senior Notes	(50,062)	(44,323)
5.25% Senior Notes due November 2008	400,000	400,000
Unamortized discount on 5.25% Senior Notes	(19,038)	(14,089)

Total Intelsat, Ltd. obligations	1,524,943	1,545,033

Intelsat Sub Holdco:
Floating Rate Senior Notes, 10.484% interest rate as of September 30, 2006 due January 2012	1,000,000	1,000,000
8.25% Senior Notes due January 2013	875,000	875,000
8.625% Senior Notes due January 2015	675,000	675,000
Senior Secured Credit Facilities, due July 2011	347,375	—
Senior Secured Credit Facilities, due July 2013	—	344,750
Capital lease obligations	27,971	22,664
7% Note payable to Lockheed Martin Corporation, $5,000 due annually from 2007 to 2011	20,000	20,000

Total Intelsat Sub Holdco obligations	2,945,346	2,937,414

Intermediate Holdco:
9.25% aggregate principal amount at maturity of $478,700 Senior Discount Notes due February 2015	—	354,208

Intelsat Bermuda:
Floating Rate Senior Notes, 11.640% as of September 30, 2006, due June 2013	—	260,000
9.25% aggregate principal amount at maturity of $478,700 Senior Discount Notes due February 2015	330,824	—
11.250% Senior Notes due June 2016	—	1,330,000
9.250% Senior Notes due June 2016	—	750,000
Senior Unsecured Credit Facility, due June 2016	—	600,000

Total Intelsat Bermuda obligations	330,824	2,940,000

Intelsat Corp:
Senior Secured Credit Facilities, due January 2014	—	1,635,100
Senior Secured Credit Facilities, due July 2012	—	355,910
9.0% Senior Notes due August 2014	—	656,320
Unamortized premium on 9.0% Senior Notes	—	16,865
9.0% Senior Notes due January 2016	—	575,000
6.375% Senior Notes due January 2008	—	150,000
Unamortized discount on 6.375% Senior Notes	—	(419)
6.875% Senior Notes due January 2028	—	125,000
Unamortized discount on 6.875% Senior Notes	—	(13,343)
8.50% Senior Notes due June 2012	—	1,190
Capital lease obligations	—	414

Total Intelsat Corp obligations	—	3,502,037

Total Intelsat, Ltd. long-term debt	4,801,112	11,278,692

Less:
Current portion of capital lease obligations	7,597	8,320
Current portion of long-term debt	3,500	47,457

Total current portion	11,097	55,777

Total long-term debt, excluding current portion	$4,790,016	$11,222,915

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

Required principal repayments of long-term debt, excluding payments on capital lease obligations, over the next five years and thereafter as of September 30, 2006 are as follows:

Year	Amount
2006	$—
2007	60,390
2008	619,287
2009	95,981
2010	95,981
2011 and thereafter	10,660,332

Total	$11,531,971

The PanAmSat Acquisition Transactions were financed by the incurrence of significant debt, including $260.0 million principal amount of Floating Rate Notes, $1,330,000 principal amount of Non-Guaranteed Fixed Rate Notes and $750,000 principal amount of Guaranteed Notes issued by Intelsat Bermuda; $575,000 principal amount of New Intelsat Corp Notes, issued by Intelsat Corp; and a borrowing by Intelsat Bermuda under the new $600,000 Intelsat Bermuda Bridge Credit facility. Cash on hand at Intelsat Bermuda, Intelsat Corp and their respective affiliates was also used.

The Guaranteed Notes are guaranteed by Intelsat and certain subsidiaries of Intelsat Bermuda. The Floating Rate Notes and the Non-Guaranteed Fixed Rate Notes are not guaranteed by any of the subsidiaries of Intelsat Bermuda, but these notes are guaranteed by Intelsat. The Intelsat Bermuda Floating Rate Notes bear interest at the LIBOR Rate plus 600 basis points and the interest rate resets every six months.

Borrowings under the Intelsat Bermuda Bridge Credit Facility are unsecured and not guaranteed by any other entities. If the loans outstanding under the Intelsat Bermuda Bridge Credit Facility are not repaid within one year after the date of borrowing, the loans will be automatically exchanged for exchange notes in the same principal amount, maturing ten years after the date of borrowing. The exchange notes are to be issued by Intelsat Bermuda pursuant to a form of indenture attached to the credit agreement governing the Intelsat Bermuda Bridge Credit Facility (the “Bridge Credit Agreement”). Holders of the exchange notes will have registration rights. The Bridge Credit Agreement contains substantially the same covenants and events of default as the indenture governing the Intelsat Bermuda Floating Rate Notes and the Non-Guaranteed Fixed Rate Notes. Borrowings under the Intelsat Bermuda Bridge Credit Facility bear interest at the LIBOR rate plus 600 basis points, 11.25% interest rate at September 30, 2006. In no event will such interest rate exceed 11.25%.

On July 3, 2006, as part of the PanAmSat Acquisition Transactions, Intelsat Bermuda transferred substantially all of its assets and liabilities, including the 9.25% Senior Discount Notes due 2015 with an aggregate principal amount at maturity of $478,700, to Intermediate Holdco.

Also in connection with the PanAmSat Acquisition Transactions, Intelsat Sub Holdco (as borrower) and Intermediate Holdco (as guarantor), entered into a new credit agreement (the “New Sub Holdco Credit Agreement”), dated as of July 3, 2006 and terminated the prior senior secured credit facilities. Intelsat Sub Holdco’s prior senior secured credit facilities were terminated without penalty in connection with the PanAmSat Acquisition Transactions, and all outstanding balances, plus accrued interest, were paid to the previous credit facility lenders on July 3, 2006. The New Sub Holdco Credit Agreement provides for a $344,750 Tranche B Term Loan facility with a seven year maturity and a $300,000 revolving credit facility with a six-year maturity. Up to $200,000 of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35,000 of the revolving credit facility is available for swingline loans. Both the face

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. The revolving credit facility is available on a revolving basis during the period beginning on July 3, 2006 and terminating six years later. In addition, Intelsat Sub Holdco is required to pay a commitment fee of 0.375% per annum for any unused commitments under the revolving credit facility.

No amounts were outstanding under the New Sub Holdco Credit Agreement Revolving Credit facility as of September 30, 2006; however, $20,012 in letters of credit were issued and outstanding under the facility. As a result, the borrowing availability under the revolving credit facility was $279,988 at this date.

The interest rates for the borrowings under the New Sub Holdco Credit Agreement range from the LIBOR rate plus 2.00% to the LIBOR rate plus 2.25%, or the Above Bank Rate (“ABR”) which is the rate for any day, a rate per annum (rounded upwards, if necessary, to the next  1/16 of 1.00%) equal to the greater of (a) the Prime Rate in effect on such day or (b) the Federal Funds Effective Rate in effect on such day plus  1/2 of 1.00%, as defined in the New Sub Holdco Credit Agreement, plus 1.00% to the ABR plus 1.25%, depending on certain financial measures. The ABR and LIBOR are determined as specified in the New Sub Holdco Credit Agreement. At September 30, 2006, the interest rate on the Term Loan B facility was 7.758% (LIBOR of 5.508% plus 2.250%). The interest rate on the Term Loan B reset on October 2, 2006 and the interest rate increased to 7.622% (LIBOR of 5.372% plus 2.250%).

Obligations under the New Sub Holdco Credit Agreement are guaranteed by certain of Intelsat’s subsidiaries, as well as by Intermediate Holdco, and secured by a perfected first priority security interest to the extent legally permissible in substantially all of the tangible and intangible assets of the borrower and guarantors, with certain agreed exceptions.

As part of the PanAmSat Acquisition Transactions, Intelsat Corp’s pre-acquisition fixed-rate long-term debt was revalued based on quoted market prices, resulting in a net fair value purchase price increase of approximately $3,400. This net fair value purchase price increase is being amortized to interest expense over the remaining term of the notes.

Furthermore, in connection with the PanAmSat Acquisition Transactions, Intelsat Corp entered into the Intelsat Corp Amended and Restated Credit Agreement. The Intelsat Corp Amended and Restated Credit Agreement renewed and extended the credit facilities provided under the March 2005 Amended and Restated Credit Agreement, and consists of a $355,910 Tranche A-3 Term loan with a six year maturity, a $1,635,100 Tranche B-2 Term Loan facility with a seven and one-half year maturity, and a $250,000 revolving credit facility with a six year maturity. At September 30, 2006, the interest rate on the Term Loan A-3 facility was 7.633% (LIBOR of 5.508% plus 2.125%).

At September 30, 2006, the interest rate on the Term Loan B-2 facility was 8.008% (LIBOR of 5.508% plus 2.500%). Interest rates under the Intelsat Corp Amended and Restated Credit Agreement range from LIBOR plus 2.125% to LIBOR plus 2.875% or ABR plus 1.125% to ABR plus 1.875%, depending on certain financial measures. Obligations under the Intelsat Corp Amended and Restated Credit Agreement continue to be guaranteed by certain of Intelsat Corp’s subsidiaries and are secured by a perfected first priority security interest to the extent legally permissible in substantially all of the borrower’s and the guarantors’ tangible and intangible assets, with certain agreed exceptions, as was the case with Intelsat Corp’s March 2005 Amended and Restated Credit Agreement.

The interest rates on the Term Loan A-3 and Term Loan B-2 reset on October 2, 2006, and the interest rates decreased to 7.497% (LIBOR of 5.372% plus 2.125%) and 7.872% (LIBOR of 5.372% plus 2.500%), respectively.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

Up to $150,000 of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35,000 of the revolving credit facility is available for swingline loans. Intelsat Corp is required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, which, as of September 30, 2006 on an annual basis was 0.375%. As of September 30, 2006, Intelsat Corp had outstanding letters of credit of $54,600 and the revolving credit facility was undrawn. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. Availability under the revolving credit facility was $195,428 at September 30, 2006. The revolving credit facility is available on a revolving basis from July 3, 2006 and terminating six years later. Any amounts borrowed under the revolving credit facility would bear interest at LIBOR plus 2.125% as of September 30, 2006, although this interest rate is subject to adjustment based on our total leverage ratio.

The Intelsat Sub Holdco Floating Rate Notes bear interest at the LIBOR rate plus 487.5 basis points and the interest rate resets every six months. The interest rate on these notes increased to 10.484% on July 15, 2006, the most recent reset date.

Note 12    Interest Rate Swap Agreement

As part of the PanAmSat Acquisition Transactions, we acquired a five year interest rate swap agreement to hedge interest expense on a notional amount of $1,250,000 relating to Intelsat Corp’s senior secured credit facilities entered into on March 14, 2005. The notional amount will amortize down to $625,000 from March 14, 2008 until expiration on March 15, 2010. In relation to this swap agreement, the floating-rate obligation on $1,250,000 of the Intelsat Corp Term Loan B-1 Facility was exchanged for a fixed-rate obligation, subject to scheduled rate increases based on the LIBOR rate used.

The counterparties to this agreement are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreement, our exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. We do not anticipate non-performance by the counterparties.

The fair value of the interest rate swap agreement is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. Pursuant to SFAS 133, we are required to perform a quarterly analysis of the effectiveness of the hedge. Under SFAS 133, in order to maintain the effectiveness of the hedge, an effectiveness rate of between 80% and 125% must be maintained. This effectiveness rate is calculated by dividing the cumulative change in the hedge liability by the cumulative change in the cash flows of the debt being hedged. We completed our effectiveness assessment in relation to this swap agreement as of July 1, 2006, the date of acquisition and again on September 30, 2006. As a result of these tests, it was determined that the interest rate swap agreement was not an effective hedge at July 1, 2006 and at September 30, 2006, and therefore, did not qualify for hedge accounting treatment under SFAS 133. As a result, the change in the fair value of the interest rate swap from July 1, 2006 through September 30, 2006, and an expense during the periods ended September 30, 2006 totaling $14,328 were recorded within loss on undesignated interest rate swap in our consolidated statement of operations.

As of September 30, 2006, the asset of $6,984 related to this interest rate swap was included in other assets within our consolidated balance sheet.

On the interest rate reset date of September 14, 2006, the interest rate which the counterparties will utilize on December 14, 2006 to compute interest due to us was determined to be 5.39%. This will result in the counterparties paying us approximately $2,700 on December 14, 2006 (the difference between the rate we must pay of 4.523% and the rate we will receive from the counterparties of 5.39%).

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

Note 13    Retirement plans and other retiree benefits

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

Net periodic pension benefits costs include the following components for the periods January 1, 2005 to January 31, 2005 and February 1, 2005 to September 30, 2005, and for the nine months ended September 30, 2006:

	Pension Benefits
	Predecessor Entity	Successor Entity
	Period January 1 to January 31, 2005	Period February 1 to September 30, 2005	Nine months Ended September 30, 2006
Service cost	$373	$3,150	$3,059
Interest cost	1,583	12,438	14,126
Expected return on plan assets	(1,823)	(17,038)	(18,443)
Amortization of unrecognized prior service cost	3	—	(196)
Amortization of unrecognized net loss	424	—	—
Amortization of unrecognized transition asset	3	—	—

Total costs (benefit)	$563	$(1,450)	$(1,454)

Net periodic other post-retirement benefits costs include the following components for the periods January 1, 2005 to January 31, 2005, February 1, 2005 to September 30, 2005, and for the nine months ended September 30, 2006:

	Other Post-retirement Benefits
	Predecessor Entity	Successor Entity
	Period January 1 to January 31, 2005	Period February 1 to September 30, 2005	Nine months Ended September 30, 2006
Service cost	$313	$2,502	$2,006
Interest cost	338	2,717	3,359
Amortization of unrecognized net loss	—	—	15
Amortization of unrecognized prior service cost	(89)	—	—

Total costs	$562	$5,219	$5,380

(b) Other retirement plans

Intelsat maintains three defined contribution retirement plans for employees in the United States, one for legacy Intelsat employees who were hired before July 19, 2001, one for legacy Intelsat employees hired on or after July 19, 2001 and one plan covering the legacy PanAmSat employees. The company recognized compensation expense of $131, $1,544 and $1,890 for the period January 1, 2005 to January 31, 2005, the period

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

February 1, 2005 to September 30, 2005 and for the nine months ended September 30, 2006, respectively. Intelsat also maintains an unfunded deferred compensation plan for executives; however, benefit accruals under the plan were discontinued during 2001. The accrued liability for the deferred compensation plan for executives was $1,572 as of December 31, 2005 and $1,429 as of September 30, 2006. Intelsat maintains other defined contribution retirement plans in several non-U.S. jurisdictions.

Note 14    Restructuring Reserve

In connection with the PanAmSat Acquisition Transactions, management approved restructuring plans to consolidate and integrate the management and operations of Intelsat, Ltd. and PanAmSat Holdco. We expect to pay approximately $11,026 of accrued liabilities related to our facilities restructuring plan over the next five years and incur an additional $18,500 in expenses related to the workforce restructuring plan.

(a) Facilities Restructuring Plan

This plan includes the closure of the corporate headquarters of PanAmSat Holdco in Wilton, Connecticut as well as two other locations in the United States. Intelsat Corp recognized a liability of approximately $6,976 that relates primarily to payments due on existing lease obligations, are expected to be incurred and paid through 2011.

In connection with the PanAmSat Acquisition Transactions, we acquired a liability that was recorded in connection with the management of PanAmSat Holdco’s 2002 approval of a plan to restructure several of PanAmSat Holdco’s United States locations and close certain facilities, some of which are currently being leased through 2011. Additionally, in an effort to further streamline its operations, during 2004, PanAmSat Holdco’s facilities in the Manhattan Beach, El Segundo and Long Beach, California were consolidated. As of the July 3 2006, $4,787 previously accrued for related outstanding lease obligations remained.

(b) Workforce Restructuring Plan

As part of the consolidation and integration related to the PanAmSat Acquisition Transactions, management has approved a workforce restructuring plan. This plan provides for the retention of key employees and the relocation and/or severance of employees from planned facility closures. This workforce reduction covers approximately 400 employees. During the three months ended September 30, 2006, approximately $5,500 has been recorded as an operating expense in the consolidated statements of operations related to this plan. Costs incurred under this plan are accrued and charged to income in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. These costs include employee compensation, benefits, outplacement services, legal services and relocation. They are expected to be incurred and paid through June 2008.

Note 15    Interest expense, net

Interest expense for the three months ended September 30, 2005 and 2006 of $100,444 and $268,088, respectively, is recorded net of capitalized interest of $5,108 and $11,738, respectively, and interest income of $2,853 and $5,207, respectively. Interest expense for the nine months ended September 30, 2005 and 2006 of $277,225 and $477,621, respectively is recorded net of capitalized interest of $9,109 and $9,544, respectively, and interest income of $6,351 and $3,477, respectively. Included in interest expense for the three and nine months ended September 30, 2006 is approximately $10,220 of unamortized debt issuance costs which were written-off as a result of the repayment of the Intelsat Sub Holdco prior senior secured credit facilities on July 3, 2006. There were no such charges recorded during the three and nine months ended September 30, 2005.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

Note 16    Contingencies

(a) Insurance

As of September 30, 2006, we had in effect launch and in-orbit insurance policies covering four satellites, which had an aggregate net book value of $451,200. As of September 30, 2006, we had 47 uninsured satellites in orbit that had a net book value in the aggregate of $4,200,000. As of December 31, 2005, we had 28 uninsured satellites with a net book value in the aggregate of $2,768,879.

Of the insured satellites, as of September 30, 2006, one was covered by an insurance policy with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure, or Significant Exclusion Policies. The exclusions reduce the probability of an insurance recovery in the event of a loss on this satellite. Galaxy 13/ Horizons 1, which was placed in service in January 2004 by Intelsat Corp and is insured by a policy with an exclusion for Xenon-Ion Propulsion Systems (“XIPS”) related anomalies, continues to have XIPS available as its primary propulsion system. It also has a bi-propellant system, currently in use, with available backup bi-propellant of approximately 10.3 years as of September 30, 2006.

At September 30, 2006, the uninsured satellites and the satellite insured by a Significant Exclusion Policy had a total net book value of approximately $3,335,538. Of this amount, $437,946 related to uninsured satellites and $64,106 related to the satellite insured by a Significant Exclusion Policy. Upon the expiration of the insurance policies, there can be no assurance that we will procure new policies.

An uninsured failure of one or more of our satellites could have a material adverse effect on our financial condition and results of operations. In addition, higher premiums on insurance policies will increase our costs, thereby reducing our income from operations by the amount of such increased premiums.

(b) Litigation and claims

The Company is subject to litigation in the normal course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on the Company’s financial position or results of operations.

Two putative class action complaints that were filed against Intelsat and Intelsat Global Service Corporation in 2004 in the U.S. District Court for the District of Columbia by certain named plaintiffs who are Intelsat retirees, spouses of retirees or surviving spouses of deceased retirees, were consolidated into a single case. The complaint, which has been amended several times, arose out of a resolution adopted by the governing body of the International Telecommunications Satellite Organization, or IGO, the predecessor to Intelsat, prior to privatization regarding medical benefits for retirees and their dependents. The plaintiffs allege that Intelsat wrongfully modified health plan terms to deny coverage to surviving spouses and dependents of deceased Intelsat retirees, thereby breaching the fiduciary duty obligations of the U.S. Employee Retirement Income Security Act of 1974, as amended, and the “contract” represented by the IGO resolution. In addition, the plaintiffs allege fraudulent misrepresentation and promissory estoppel. They seek a declaratory ruling that putative class members would be entitled to unchanged health plan benefits in perpetuity, injunctive relief prohibiting any changes to these benefits, a judgment in the amount of $112,500, compensatory and punitive damages in the amount of $1,000,000, and attorneys’ fees and costs. The court has granted the Company’s motion to dismiss most of the fraud claims, although in subsequent amendments plaintiffs have restated them. The court authorized very limited discovery, which is underway, and the Company filed a motion for summary judgment on January 31, 2006. The plaintiffs’ response was filed on February 27, 2006, and the Company filed its reply on March 21, 2006. The plaintiffs also filed a motion for partial summary judgment motion on March 23, 2006, seeking a

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

ruling that Intelsat may not rely as a defense upon the immunity of its predecessor IGO, and the Company filed its opposition on April 11, 2006. The plantiffs filed their reply to Intelsat’s opposition on April 24, 2006.

It is the Company’s position that the IGO resolution does not create obligations that are enforceable against Intelsat, Ltd. or Intelsat Global Service Corporation. The Company intends to continue to defend vigorously against all allegations made in the amended and consolidated complaint.

(c) MFC and LCO protections

Most of the customer service commitments entered into prior to the privatization were transferred to Intelsat pursuant to novation agreements. These agreements contain provisions, including provisions for most favored customer (“MFC”) and lifeline connectivity obligation (“LCO”) protections, which constrain Intelsat’s ability to price services in some circumstances. MFC protection expired on July 18, 2006. Intelsat’s LCO contracts require the Company to provide customers with the right to renew their service commitments covered by LCO contracts at prices no higher than the prices charged for those services on the privatization date. Under some circumstances, Intelsat may also be required by an LCO contract to reduce the price for a service commitment covered by the contract. LCO protection may continue until July 18, 2013. As of September 30, 2006, Intelsat has not been required to reduce prices for its LCO-protected service commitments. However, there can be no assurances that Intelsat will not be required to reduce prices in the future under its LCO commitments.

(d) Launch Termination Fees

In connection with our purchase of the business of COMSAT General Corporation and certain of its affiliates in October 2004, referred to as the COMSAT General Transaction, we entered into an agreement with Lockheed Martin Commercial Launch Services for the launch of an unspecified future satellite. This agreement provides that we may terminate it at our option, subject to the payment of a termination fee that is the greater of: (a) 50% of the launch service price and accommodation fee paid or due as of the effective date of the termination; or (b) $30 million. As of September 30, 2006 we are continuing to explore opportunities related to this launch vehicle, however, if we fail to determine a launch, renegotiate the terms of the agreement, or resell the launch vehicle to a third party, the aforementioned payment of up to $30 million would become due on June 30, 2007.

(e) Tax Contingency

Prior to August 20, 2004 our recently acquired subsidiary, Intelsat Corp, joined with The DIRECTV Group and General Motors Corporation (GM) in filing a consolidated U.S. Federal income tax return. In April 2004, Intelsat Corp entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among Intelsat Corp and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify Intelsat Corp for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from Intelsat Corp regarding any liability for the federal or consolidated state or local income taxes of GM and The DIRECTV Group, except those income taxes Intelsat Corp is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corp for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of a PanAmSat Recapitalization which occurred on August 20, 2004 in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, Intelsat Corp’s tax exposure after indemnification related to these periods is capped at $15.0 million. The tax

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

separation agreement with DIRECTV was effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relate.

Our income tax provision, prior to and including 2006, includes estimates of potential tax expense for the possible reduction upon the Internal Revenue Service (“IRS”) audit of the tax benefits we derived from a deduction for the extra-territorial income, or ETI, and its predecessor regime (the Foreign Sales Corporation) as well as for the potential tax expense that may arise from an adverse outcome from our foreign tax withholding issues. For all years prior to and including 2006, we have assessed our minimum and maximum exposure for federal tax issues, including Foreign Sales Corporation and ETI issues, as well as foreign tax withholding issues, and have provided taxes in the amount of our estimated exposure.

Note 17    Business Segment and Geographic Information

Intelsat operates in a single industry segment, in which it provides satellite services to its communications customers around the world. The geographic distribution of Intelsat’s revenue for the three months ended September 30, 2005 and September 30, 2006 were:

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2006
North America	41%	50%
Europe	20	15
Africa and Middle East	20	15
Latin America and Caribbean	9	12
Asia Pacific	10	8

The geographic distribution of Intelsat’s revenue was as follows for the period January 1, 2005 to January 31, 2005, the period February 1, 2005 to September 30, 2005 and the nine months ended September 30, 2006:

	Predecessor Entity	Successor Entity
	January 1 to January 31, 2005	February 1 to September 30, 2005	Nine months Ended September 30, 2006
North America	44%	42%	44%
Europe	19	20	19
Africa and Middle East	19	19	18
Latin America and Caribbean	9	9	10
Asia Pacific	9	10	9

Revenue by region is based on the locations of customers to which services are billed. Intelsat’s satellites are in geosynchronous orbit, and consequently are not attributable to any geographic location. Of Intelsat’s remaining assets, substantially all are located in the United States.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

For the three months ended September 30, 2005 and September 30, 2006, revenues were derived from the following services:

	Successor Entity
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2006
Leases	$189,764	$413,884
Channel	54,018	45,366
Managed solutions	29,837	52,749
Mobile satellite services, and other	19,980	16,475

Total	$293,599	$528,474

For the period January 1, 2005 to January 31, 2005, the period February 1, 2005 to September 30, 2005 and the nine months ended September 30, 2006, revenues were derived from the following services:

	Predecessor Entity	Successor Entity
	January 1 to January 31, 2005	February 1 to September 30, 2005	Nine months Ended September 30, 2006
Leases	$63,727	$498,128	$800,574
Channel	22,261	149,334	160,726
Managed solutions	7,303	75,959	118,973
Mobile satellite services and other	4,626	55,259	39,181

Total	$97,917	$778,680	$1,119,454

Note 18     Related Party Transactions

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

(b) Monitoring fee agreements and transaction fees

In connection with the closing of the Acquisition Transactions, Intelsat Bermuda (assumed by Intelsat Sub Holdco in March 2005) entered into a monitoring fee agreement (the “2005 MFA”) with Intelsat Holdings and the Sponsors, or affiliates of, or entities advised by, designated by or associated with, the Sponsors, as the case may be (collectively, the “2005 MFA parties”), pursuant to which the 2005 MFA parties provide certain monitoring, advisory and consulting services to Intelsat. Pursuant to the 2005 MFA, Intelsat Sub Holdco is obligated to pay an annual fee equal to the greater of $6,250 and 1.25% of adjusted EBITDA as defined in indentures governing the acquisition finance notes, and to reimburse the 2005 MFA parties for their out-of-pocket expenses. Intelsat Sub Holdco also agreed to indemnify the 2005 MFA parties and their directors, officers, employees, agents and representatives for losses relating to the services contemplated by the 2005 MFA and the engagement of the 2005 MFA parties pursuant to, and the performance by them of the services

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

contemplated by, the 2005 MFA. To the extent permitted by the agreements and indentures governing indebtedness of Intelsat Sub Holdco and its subsidiaries, on a change of control or qualified initial public offering, the Sponsors may at their option receive a lump sum payment equal to the then present value of all then current and future monitoring fees payable, assuming a termination date of January 28, 2017. Intelsat recorded expense for services associated with these fees of $9,501 during the period January 1, 2005 to January 31, 2005, $5,041 during the period February 1, 2005 to September 30, 2005 and $9,000 during the nine months ended September 30, 2006.

As payment for certain structuring and advisory services rendered, Intelsat paid an aggregate transaction and advisory fee of $50,000 to the 2005 MFA parties upon the closing of the Acquisition Transactions. On May 13, 2005, the 2005 MFA parties waived a portion of the annual fee they were entitled to receive under the 2005 MFA with respect to fiscal year 2004.

In connection with the closing of the PanAmSat Acquisition Transactions, Intelsat Bermuda entered into a monitoring fee agreement (the “2006 MFA”), with the Sponsors, or affiliates of, or entities advised by, designated by or associated with, the Sponsors, as the case may be, referred to collectively as the 2006 MFA parties, pursuant to which the 2006 MFA parties provide certain monitoring, advisory and consulting services with respect to Intelsat Bermuda, PanAmSat Holdco and their respective subsidiaries. Pursuant to the 2006 MFA, an annual fee equal to the greater of $6,250 and 1.25% of Intelsat Corp Adjusted EBITDA (as defined in the indenture governing the New Intelsat Corp Notes) will be paid, and Intelsat Bermuda will reimburse the 2006 MFA parties for their out-of-pocket expenses. Intelsat Bermuda also agreed to indemnify the 2006 MFA parties and their directors, officers, employees, agents and representatives for losses relating to the services contemplated by the 2006 MFA and the engagement of the 2006 MFA parties pursuant to, and the performance by them of the services contemplated by, the 2006 MFA. To the extent permitted by the agreements and indentures governing indebtedness of Intelsat Bermuda, PanAmSat Holdco and their respective subsidiaries, upon a change of control or qualified initial public offering as defined in the 2006 MFA, the 2006 MFA parties may at their option receive, in lieu of the annual fee, a lump sum payment equal to the then present value of all then current and future monitoring fees payable, based on certain assumptions, including a termination date which will be the earlier of (i) the twelfth anniversary of the date of the closing of the PanAmSat Acquisition Transactions, (ii) such time as the Sponsors and their affiliates own less than 5% of the beneficial economic interest of Intelsat Holdings and (iii) such earlier date as the 2006 MFA parties and PanAmSat Holdco may mutually agree upon.

In addition, as payment for certain structuring and advisory services rendered, Intelsat Bermuda paid an aggregate transaction and advisory fee of $40,000 to the 2006 MFA parties, upon the closing of the PanAmSat Acquisition Transactions. Intelsat recorded expense for services associated with these fees of $3,125 during the nine months ended September 30, 2006.

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

(d) Dividends

On February 11, 2005, Intelsat and one of its subsidiaries, Zeus Special Subsidiary Limited, which we refer to as Finance Co., issued the 9 1/4% Senior Discount Notes due 2015, referred to as the discount notes, which yielded $305,348 in proceeds. Following certain transactions, including the amalgamation of Finance Co. with Intelsat Bermuda, which are referred to collectively as the Transfer Transactions, and discussed in more detail in Note 13 to the 2005 consolidated financial statements included in Intelsat’s Form 10-K, these proceeds were distributed by Intelsat Bermuda to its parent, Intelsat. This distribution plus other cash on hand was distributed by Intelsat to Intelsat Holdings, for a total distribution of $305,913. Intelsat Holdings used those funds to repurchase a portion of the outstanding preferred shares of Intelsat Holdings, some of which were held by certain members of Intelsat management.

(e) Other relationships

Intelsat utilizes the consulting and lobbying services of R. Thompson & Co., which is owned by Robert J. Thompson, Chairman of Jefferson Consulting Group. Mr. Wright, the Chairman of the Board of Intelsat, owns a minority interest in Jefferson Consulting Group. Mr. Wright does not have any ownership or financial interest directly or indirectly in R. Thompson & Co. During the three months ended September 30, 2006, Intelsat paid approximately $20 in expenses for services provided by R. Thompson & Co.

Note 19    Income Tax

The difference in the Company’s tax expense for the three months ended September 30, 2005 and 2006 is primarily caused by higher pre-tax book income in the Company’s historical U.S. and U.K. subsidiaries resulting from an increase in net interest income from the restructuring of certain inter-company balances in connection with the Acquisition Transaction in January 2005, offset by book losses at the Company’s recently acquired Intelsat Holdco subsidiary. Because Bermuda does not currently impose an income tax, Intelsat’s statutory tax rate is zero. The difference between tax expense reported in the consolidated statements of operations and tax computed at statutory rates is attributable to the provision for foreign taxes, which were principally in the U.S. and U.K. as well as withholding taxes on revenue earned in many of our foreign markets.

Note 20     Supplemental Consolidating Financial Information

In connection with the Acquisition Transactions and subsequent amalgamations, Intelsat Sub Holdco issued $2.55 billion of acquisition finance notes. The acquisition finance notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat, its wholly owned direct subsidiary, Intelsat Bermuda and Intermediate Holdco (“Parent Guarantors”), and certain other wholly owned indirect subsidiaries of Intelsat Sub Holdco (the “Subsidiary Guarantors”).

On February 11, 2005, Intelsat and Finance Co. issued $478,700 in aggregate principal amount at maturity of discount notes, yielding approximately $305,000 net proceeds at issuance. On March 3, 2005, Intelsat Bermuda transferred substantially all of its assets to Intelsat Sub Holdco and Intelsat Sub Holdco assumed substantially all of the then-existing liabilities of Intelsat Bermuda. Following these transactions, Finance Co.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts)

was amalgamated with Intelsat Bermuda, and Intelsat Bermuda became an obligor on the discount notes. Intelsat Bermuda is a wholly owned subsidiary of Intelsat, a co-obligor of the discount notes. On July 3, 2006, in connection with the PanAmSat Acquisition Transactions, Intelsat Bermuda transferred the obligation on the discount notes to its wholly owned subsidiary, Intermediate Holdco, Intermediate Holdco became an obligor on the discount notes and a guarantor of the acquisition finance notes and Intelsat Bermuda became a guarantor of the discount notes and confirmed its guarantee of the acquisition finance notes.

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

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2006

(in thousands)

	(1) (2) Intelsat, Ltd.	(1) (2) Intelsat Bermuda	Intermediate Holdco	Sub Holdco	(3) Sub Holdco Guarantor Subsidiaries	(4) Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$5,123	$21,486	$—	$299,231	$137,692	$171,177	$(137,692)	$497,017
Receivables	4,806	—	565	167,665	165,460	122,146	(165,460)	295,182
Deferred income taxes	—	—	—	6,469	6,469	21,239	(6,469)	27,708
Intercompany receivables	—	10,746	—	1,030,309	—	—	(1,041,055)	—
Other current assets	972	4,079	2,668	9981	9,813	15,941	(12,388)	31,066

Total current assets	10,901	36,311	3,233	1,513,655	319,434	330,503	(1,363,064)	850,973
Satellites and other property and equipment, net	—	—	(5)	2,920,847	2,917,909	1,882,024	(2,917,913)	4,802,867
Amortizable intangible assets, net	—	—	—	465,210	—	350,830	—	816,040
Non-amortizable intangible assets, net	—	—	—	560,000	—	1,120,000	—	1,680,000
Goodwill	—	—	—	111,388	—	3,806,630	—	3,918,018
Deferred income taxes	—	—	—	—	—	—	—	—
Investment in affiliate	1,965,851	4,881,311	2,227,191	(60,471)	(60,471)	58,791	(8,937,830)	74,372
Other assets	—	67,670	3,414	134,324	59,364	133,378	(74,946)	323,204

Total assets	$1,976,752	$4,985,292	$2,233,838	$5,644,953	$3,236,236	$7,682,156	$(13,293,753)	$12,465,474

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Notes Payable	$—	$—	$—	$16,466	$12,966	$39,311	$(12,966)	$55,777
Accounts payable and accrued liabilities	1,256	250	—	147,109	118,303	142,088	(120,885)	288,121
Accrued interest	48,538	79,191	—	55,408	6,981	63,085	(6,982)	246,221
Deferred satellite performance incentives	—	—	—	6,768	6,768	14,534	(6,768)	21,302
Deferred revenue	—	—	—	—	—	—	—	—
Other current liabilities	—	—	—	22,133	22,133	37,177	(22,133)	59,310
Intercompany payables	876,623	—	39,528	—	949,996	124,903	(1,991,050)	—

Total current liabilities	926,417	79,441	39,528	247,884	1,117,147	421,098	(2,160,784)	670,731
Long-term debt, net of current portion	1,545,032	2,940,000	354,208	2,920,725	29,475	3,462,949	(29,474)	11,222,915
Deferred satellite performance incentives, net of current portion	—	—	—	31,570	31,570	103,274	(31,570)	134,844
Deferred revenue, net of current portion	—	—	—	136,122	136,122	48,217	(136,122)	184,339
Accrued retirement benefits	—	—	—	68,621	68,621	38,234	(68,621)	106,855
Deferred tax liabilities	—	—	—	12,110	12,110	467,324	(12,110)	479,434
Other long-term liabilities	—	—	—	730	730	160,323	(730)	161,053

Total liabilities	2,471,449	3,019,441	393,736	3,417,762	1,395,775	4,701,419	(2,439,411)	12,960,171

Shareholder’s equity (deficit):
Ordinary shares	12	12	—	12	—	35	(59)	12
Paid-in capital	183,332	(750,743)	1,848,856	4,710,553	5,300,478	3,025,406	(14,291,265)	26,617
Retained earnings (Accumulated Deficits)	(678,041)	2,716,582	(8,754)	(2,483,339)	(3,459,982)	(44,332)	3,436,949	(520,917)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	(35)	(35)	(372)	33	(409)

Total shareholder’s equity (deficit)	(494,697)	1,965,851	1,840,102	2,227,191	1,840,461	2,980,737	(10,854,342)	(494,697)

Total liabilities and shareholder’s equity (deficit)	$1,976,752	$4,985,292	$2,233,838	$5,644,953	$3,236,236	$7,682,156	$(13,293,753)	$12,465,474

Notes:
(1)	Intelsat, Ltd. and Intelsat Bermuda are parent guarantors to the $2.55 billion acquisition finance notes issued by Intelsat Sub Holdco. Intermediate Holdco became a guarantor of the acquisition finance notes on July 3, 2006. The parent guarantors are in addition to the subsidiary guarantors.
(2)	Intelsat Bermuda was the issuer of $478,700 at maturity of discount notes and Intelsat, Ltd. is a co-obligor of these notes. On July 3, 2006, Intelsat Bermuda transferred the obligation to pay the discount notes to its wholly owned subsidiary, Intermediate Holdco. Intermediate Holdco became an obligor on the discount notes and Intelsat Bermuda became a guarantor of the discount notes. The discount notes are not guaranteed by Intelsat Sub Holdco or any of Intelsat Bermuda’s direct or indirect subsidiaries.
(3)	Subsidiary Guarantors are subsidiaries of Intelsat Sub Holdco that are guarantors of the $2.55 billion principal amount of acquisition finance notes issued by Intelsat Sub Holdco.
(4)	On July 3, 2006, Intelsat Bermuda acquired PanAmSat Holdco. PanAmSat Holdco and its subsidiaries do not guarantee the $2.55 billion acquisition finance notes or the discount notes. PanAmSat Holdco and its subsidiaries are included with the Non-guarantor subsidiaries.

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2005

(in thousands)

	(1) (2) Intelsat, Ltd.	(1) (2) Intelsat Bermuda	Sub Holdco	(3) Sub Holdco Guarantor Subsidiaries	(4) Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$65	$—	$341,204	$7,501	$18,801	$(7,501)	$360,070
Receivables	—	—	172,171	171,304	30,680	(170,703)	203,452
Deferred income taxes	—	—	6,334	6,334	4,419	(6,334)	10,752
Intercompany receivables	—	—	1,005,471	—	—	(1,005,471)	—

Total current assets	65	—	1,525,181	185,138	53,899	(1,190,009)	574,274
Satellites and other property and equipment, net	—	—	3,277,809	3,274,112	49,532	(3,274,112)	3,327,341
Amortizable intangible assets, net	—	—	493,263	—	—	—	493,263
Non-amortizable intangible assets, net	—	—	560,000	—	—	—	560,000
Goodwill	—	—	111,388	—	—	(0)	111,388
Investment in affiliate	2,187,132	2,518,357	(40,267)	(40,267)	—	(4,585,023)	39,931
Other assets	725	12,864	167,989	78,308	7,269	(78,909)	188,246

Total assets	$2,187,922	$2,531,220	$6,095,363	$3,497,292	$110,701	$(9,128,054)	$5,294,444

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Notes Payable	$—	$—	$3,500	$—	$—	$—	$3,500
Accounts payable and accrued liabilities	8,463	—	187,727	154,725	15,927	(154,725)	212,116
Accrued Interest	20,475	—	100,316	5,054	—	(5,054)	120,791
Deferred satellite performance incentives	—	—	7,418	7,418	—	(7,418)	7,418
Deferred revenue	—	—	23,518	23,518	6,625	(23,518)	30,143
Capital Lease Obligations	—	—	7,597	7,597	—	(7,597)	7,597
Intercompany payables	834,820	13,265	—	465,619	157,387	(1,471,091)	—

Total current liabilities	863,758	13,265	330,076	663,931	179,939	(1,669,402)	381,565
Long-term debt, net of current portion	1,524,943	330,823	2,934,250	40,375	—	(40,375)	4,790,016
Deferred satellite performance incentives, net of current portion	—	—	36,028	36,028	—	(36,028)	36,027
Deferred revenue, net of current portion	—	—	157,580	157,580	—	(157,580)	157,580
Accrued retirement benefits	—	—	107,778	107,778	—	(107,778)	107,778
Other long-term liabilities	5,487	—	11,296	14,623	10,960	(14,623)	27,743

Total liabilities	2,394,188	344,088	3,577,006	1,020,313	190,899	(2,025,784)	5,500,709

Shareholder’s equity (deficit):
Ordinary shares	12	—	12	—	25	(37)	12
Paid-in capital	423,933	2,187,132	2,116,539	5,378,551	(30,672)	(10,066,379)	9,104
Retained earnings (accumulated)	(630,211)	—	401,629	(2,901,748)	(49,552)	2,964,323	(215,558)
Unrealized gain on available-for-sale securities, net of tax	—	—	177	177	—	(177)	177

Total shareholder’s equity (deficit)	(206,266)	2,187,132	2,518,357	2,476,979	(80,199)	(7,102,270)	(206,265)

Total liabilities and shareholder’s equity (deficit)	$2,187,922	$2,531,220	$6,095,363	$3,497,292	$110,701	$(9,128,054)	$5,294,444

Notes:
(1)	Intelsat, Ltd. and Intelsat Bermuda are parent guarantors to the $2.55 billion acquisition finance notes issued by Intelsat Sub Holdco. Intermediate Holdco became a guarantor of the acquisition finance notes on July 3, 2006. The parent guarantors are in addition to the subsidiary guarantors.
(2)	Intelsat Bermuda was the issuer of $478,700 at maturity of discount notes and Intelsat, Ltd. is a co-obligor of these notes. On July 3, 2006, Intelsat Bermuda transferred the obligation to pay the discount notes to its wholly owned subsidiary, Intermediate Holdco. Intermediate Holdco became an obligor on the discount notes and Intelsat Bermuda became a guarantor of the discount notes. The discount notes are not guaranteed by Intelsat Sub Holdco or any of Intelsat Bermuda’s direct or indirect subsidiaries.
(3)	Subsidiary Guarantors are guarantors of the $2.55 billion principal amount of acquisition finance notes issued by Intelsat Sub Holdco.
(4)	On July 3, 2006, Intelsat Bermuda acquired PanAmSat. Holdco PanAmSat Holdco and its subsidiaries do not guarantee the $2.55 billion acquisition finance notes or the discount notes. PanAmSat Holdco and its subsidiaries are included with the Non-guarantor subsidiaries.

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands)

	(1) (2) Intelsat, Ltd.	(1) (2) Intelsat Bermuda	(4) Intermediate Holdco	Sub Holdco	(3) Sub Holdco Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$—	$300,301	$300,301	$333,465	$(405,594)	$528,474

Operating expenses:
Direct cost of revenue	—	—	—	73,054	312,460	134,355	(425,638)	94,230
Intercompany expense	—	—	—	—	—	—	—	—
Selling, general and administrative	3,135	6,065	—	11,006	8,239	27,893	(354)	55,985
Depreciation and amortization	—	—	—	127,035	117,431	74,961	(117,431)	201,996
Impairment of asset value	—	—	—	48,974	48,974	—	(48,974)	48,974
Restructuring costs	63	—	—	14,448	5,142	5,368	(5,142)	19,879
Gain (loss) on interest rate swap	—	—	—	—	—	14,328	—	14,328

Total operating expenses	3,198	6,065	—	274,517	492,246	256,904	(597,539)	435,392

Income (loss) from operations	(3,198)	(6,065)	—	25,784	(191,945)	76,561	191,945	93,082
Interest expense	46,442	82,211	8,878	81,606	31,014	73,403	(50,461)	273,090
Interest income	2	45	124	24,668	20,539	(186)	(39,987)	5,205
Equity earnings from affiliate	(122,904)	(34,671)	(28,298)	2,301	2,301	—	181,271	—
Other income (expense), net	—	(2)	—	(10,053)	(10,056)	2,493	10,056	(7,562)

Income (loss) before income taxes	(172,541)	(122,904)	(37,052)	(38,906)	(210,175)	5,465	393,746	(182,365)
Provision for income taxes	—	—	—	(10,608)	(10,900)	785	10,900	(9,824)

Net income (loss)	$(172,541)	$(122,904)	$(37,052)	$(28,298)	$(199,275)	$4,680	$382,846	$(172,541)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subholdco	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated

	(Parent Guarantor)	(Parent Guarantor)
Revenue	$—	$—	$264,945	$264,945	$60,015	$(296,305)	$293,599

Operating expenses:
Direct cost of revenue	—	—	62,939	302,403	50,337	(355,235)	60,445
Selling, general and administrative	5,344	—	(373)	(549)	3,177	27,234	34,832
Depreciation and amortization	—	—	147,928	135,592	3,088	(139,323)	147,285

Total operating expenses	5,344	—	210,494	437,446	56,602	(467,324)	242,562

Income (loss) from operations	(5,344)	—	54,451	(172,501)	3,413	171,019	51,037
Interest expense	41,157	7,265	70,205	36,800	2,516	(55,046)	102,897
Interest income	141	—	20,879	13,973	79	(32,219)	2,853
Subsidiary income (loss)	(8,149)	(884)	(1,419)	(1,419)	—	11,871	—

Other income (expense), net	—	—	(3,290)	(3,303)	191	3,304	(3,098)

Income (loss) before income taxes	(54,510)	(8,149)	416	(200,050)	1,167	209,021	(52,105)
Provision for income taxes	—	—	1,302	912	2,586	(2,394)	2,405

Net income (loss)	$(54,510)	$(8,149)	$(886)	$(200,962)	$(1,419)	$211,415	$(54,510)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands)

	(1) (2) Intelsat, Ltd.	(1) (2) Intelsat Bermuda		Intermediate Holdco	Sub Holdco	(3) Sub Holdco Guarantor Subsidiaries	(4) Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$		$—	$848,840	$848,840	$440,552	$(1,018,779)	$1,119,454

Operating expenses:
Direct cost of revenue	—		—	—	138,324	138,324	114,155	(195,378)	195,426
Intercompany expense	—		—	—	56,522	783,643	110,732	(950,897)	—
Selling, general and administrative	4,662		6,065	—	33,445	13,221	34,403	41,147	132,944
Depreciation and amortization	—		—	—	425,869	397,051	79,333	(397,051)	505,201
Impairment of asset value	—		—	—	48,974	48,974	—	(48,974)	48,974
Restructuring costs	63		—	—	14,470	5,163	5,368	(5,163)	19,902
Gain (loss) on interest rate swap	—		—	—	—	—	14,328		14,328

Total operating expenses	4,725		6,065	—	717,605	1,386,377	358,318	(1,556,316)	916,775

Income (loss) from operations	(4,725)		(6,065)	—	131,236	(537,537)	82,234	537,537	202,679
Interest expense	141,200		97,511	8,878	222,088	88,507	81,429	(148,718)	490,895
Interest income	625		45	124	70,438	57,705	2,455	(117,915)	13,477
Equity earnings from affiliate	(160,060)		(56,526)	(50,152)	2,839	2,839	—	261,060	—
Other income (expense), net			(2)	—	(21,684)	(21,683)	2,983	21,682	(18,704)

Income (loss) before income taxes	(305,359)		(160,059)	(58,906)	(39,259)	(587,183)	6,243	851,082	(293,443)
Provision for income taxes	—		—	—	10,893	10,110	1,023	(10,110)	11,917

Net income (loss)	$(305,359)		$(160,059)	$(58,906)	$(50,152)	$(597,293)	$5,219	$861,192	$(305,359)

Notes:

(1)	Intelsat, Ltd. and Intelsat Bermuda are parent guarantors to the $2.55 billion acquisition finance notes issued by Intelsat Sub Holdco. Intermediate Holdco became a guarantor of the acquisition finance notes on July 3, 2006. The parent guarantors are in addition to the subsidiary guarantors.
(2)	Intelsat Bermuda was the issuer of $478,700 at maturity of discount notes and Intelsat, Ltd. is a co-obligor of these notes. On July 3, 2006, Intelsat Bermuda transferred the obligation to pay the discount notes to its wholly owned subsidiary, Intermediate Holdco. Intermediate Holdco became an obligor on the discount notes and Intelsat Bermuda became a guarantor of the discount notes. The discount notes are not guaranteed by Intelsat Sub Holdco or any of Intelsat Bermuda’s direct or indirect subsidiaries.
(3)	Subsidiary Guarantors are guarantors of the $2.55 billion principal amount of acquisition finance notes issued by Intelsat Sub Holdco.
(4)	On July 3,2006, Intelsat Bermuda acquired PanAmSat Holdco. PanAmSat Holdco and its subsidiaries do not guarantee the $2.55 billion acquisition finance notes or the discount notes. PanAmSat Holdco and its subsidiaries are included with the Non-guarantor subsidiaries.

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD FEBRUARY 1, 2005 TO SEPTEMBER 30, 2005

(in thousands)

	(1) (2) Intelsat, Ltd.	(1) (2) Intelsat	Sub Holdco	(3) Sub Holdco Guarantor	(4) Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$693,775	$693,775	$165,637	$(774,507)	$778,680

Operating expenses:
Direct cost of revenue	—	—	151,856	792,182	140,025	(919,784)	164,280
Selling, general and administrative	18,734	—	21,189	5,432	8,119	42,922	96,395
Depreciation and amortization	—	—	379,435	356,473	7,648	(356,473)	387,082

Total operating expenses	18,734	—	552,480	1,154,087	155,792	(1,233,336)	647,757

Income (loss) from operations	(18,734)	—	141,294	(460,312)	9,846	458,829	130,923
Interest expense	112,286	18,159	173,446	85,358	6,167	(125,080)	270,335
Interest income	376	—	45,370	32,054	86	(71,726)	6,160
Subsidiary income (loss)	(19,200)	(1,042)	(285)	(285)	—	20,812	—
Other income (expense), net	—	—	(4,308)	(4,362)	583	4,312	(3,775)

Income (loss) before income taxes	(149,844)	(19,200)	8,626	(518,263)	4,348	537,308	(137,027)
Provision for income taxes	—	—	9,668	12,268	4,633	(13,751)	12,817

Net income (loss)	$(149,844)	$(19,200)	$(1,042)	$(530,532)	$(285)	$551,058	$(149,844)

Notes:
(1)	Intelsat, Ltd. and Intelsat Bermuda are parent guarantors to the $2.55 billion acquisition finance notes issued by Intelsat Sub Holdco. Intermediate Holdco became a guarantor of the acquisition finance notes on July 3, 2006. The parent guarantors are in addition to the subsidiary guarantors.
(2)	Intelsat Bermuda was the issuer of $478,700 at maturity of discount notes and Intelsat, Ltd. is a co-obligor of these notes. On July 3, 2006, Intelsat Bermuda transferred the obligation to pay the discount notes to its wholly owned subsidiary, Intermediate Holdco. Intermediate Holdco became an obligor on the discount notes and Intelsat Bermuda became a guarantor of the discount notes. The discount notes are not guaranteed by Intelsat Sub Holdco or any of Intelsat Bermuda’s direct or indirect subsidiaries.
(3)	Subsidiary Guarantors are guarantors of the $2.55 billion principal amount of acquisition finance notes issued by Intelsat Sub Holdco.
(4)	On July 3,2006, Intelsat Bermuda acquired PanAmSat Holdco. PanAmSat Holdco and its subsidiaries do not guarantee the $2.55 billion acquisition finance notes or the discount notes. PanAmSat Holdco and its subsidiaries are included with the Non-guarantor subsidiaries.

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2005 TO JANUARY 31, 2005

(in thousands)

	(1) (2) Intelsat, Ltd.	Sub Holdco	(3) Sub Holdco Guarantor Subsidiaries	Sub Holdco Non-Guarantor	Eliminations	Consolidated
Revenue	$—	$86,449	$86,449	$19,524	$(94,505)	$97,917

Operating expenses:
Direct cost of revenue	—	31,833	98,769	15,545	(119,208)	26,939
Selling, general and administrative	47,584	(5,421)	(5,421)	897	17,804	55,443
Depreciation and amortization	—	38,384	37,924	800	(37,924)	39,184
Impairment of asset value	—	69,227	69,227	—	(69,227)	69,227
Restructuring costs	—	263	263	—	(263)	263

Total operating expenses	47,584	134,286	200,762	17,242	(208,818)	191,056

Income (loss) from operations	(47,584)	(47,837)	(114,313)	2,282	114,313	(93,139)
Interest expense	12,685	553	553	3	(553)	13,241
Interest income	191	—	—	—	—	191
Subsidiary income (loss)	(49,648)	2,011	2,011	—	45,626	—
Other income (expense), net	—	734	734	77	(682)	863

Income (loss) before income taxes	(109,726)	(45,645)	(112,121)	2,356	159,810	(105,326)
Provision for income taxes	—	4,052	462	348	(462)	4,400

Net income (loss)	$(109,726)	$(49,697)	$(112,583)	$2,008	$160,272	$(109,726)

Notes:
(1)	Intelsat, Ltd. and Intelsat Bermuda are parent guarantors to the $2.55 billion acquisition finance notes issued by Intelsat Sub Holdco. Intermediate Holdco became a guarantor of the acquisition finance notes on July 3, 2006. The parent guarantors are in addition to the subsidiary guarantors.
(2)	Intelsat Bermuda was the issuer of $478,700 at maturity of discount notes and Intelsat, Ltd. is a co-obligor of these notes. On July 3, 2006, Intelsat Bermuda transferred the obligation to pay the discount notes to its wholly owned subsidiary, Intermediate Holdco. Intermediate Holdco became an obligor on the discount notes and Intelsat Bermuda became a guarantor of the discount notes. The discount notes are not guaranteed by Intelsat Sub Holdco or any of Intelsat Bermuda’s direct or indirect subsidiaries.
(3)	Subsidiary Guarantors are guarantors of the $2.55 billion principal amount of acquisition finance notes issued by Intelsat Sub Holdco.

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands)

	(1) (2) Intelsat, Ltd.	(1) (2) Intelsat Bermuda	Intermediate Holdco	Sub Holdco	(3) Sub Holdco Guarantor Subsidiaries	(4) Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(117,149)	$14,241	$—	$371,594	$353,704	$60,076	$(372,307)	$310,159

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	—	—	(91,311)	(91,311)	(20,368)	91,311	(111,679)
PanAmSat Acquisition (excluding G2 acquisition)	—	(1,713,576)	—	—	—	(1,421,225)	—	(3,134,801)
G2 Acquisition	—	—	—	—	—	(17,720)	—	(17,720)
Payment for future satellite	—	—	—	—	—	—	—	—
Payments for rights to orbital location	—	—	—	—	—	—	—	—
Proceeds from insurance receivable	—	—	—	—	—	—	—	—
Advances to/from subsidiaries	46,943	(1,208,182)	—	(42,581)	(66,372)	1,272,780	69,411	—
Investment in subs	75,263	208,826	145,000	(48,301)	(57,345)	—	(323,433)	—

Net cash used in investing activities	122,206	(2,784,932)	145,000	(182,193)	(215,028)	(186,533)	(162,721)	(3,264,200)

Cash flows from financing activities:
Repayment of long-term debt	—	—	—	(347,375)	—	(307,980)	(0)	(655,355)
Proceeds from Bond issuance	—	2,340,000	—	—	—	575,000	—	2,915,000
Proceeds from credit facility borrowings	—	600,000	—	344,750	—	—	—	944,750
New debt issuance costs	—	(72,559)	—	—	—	(28,602)	—	(101,161)
Capital contributions from parent companies	—	—	—	—	—	44,176	(44,176)	—
Principal payments on deferred satellite performance incentives	—	—	—	(3,354)	(3,354)	(3,803)	3,354	(7,157)
Principal payments on capital lease obligations	—	—	—	(5,132)	(5,132)	—	5,132	(5,132)
Net amount due parent	—	—	—	—	—	—	—	—
Dividends to shareholders	—	(75,263)	(145,000)	(220,263)	—	—	440,526	—

Net cash provided by (used in) financing activities	—	2,792,178	(145,000)	(231,374)	(8,486)	278,791	404,836	3,090,045
Effect of exchange rate changes on cash	—	—	—	—	—	43	—	43
Net change in cash and cash equivalents	5,057	21,487	—	(41,973)	130,190	152,377	(130,192)	136,947
Cash and cash equivalents, beginning of period	65	—	—	341,204	7,501	18,801	(7,501)	360,070

Cash and cash equivalents, end of period	$5,122	$21,487	$—	$299,232	$137,692	$171,177	$(137,693)	$497,017

Notes:

(1)	Intelsat, Ltd. and Intelsat Bermuda are parent guarantors to the $2.55 billion acquisition finance notes issued by Intelsat Sub Holdco. Intermediate Holdco became a guarantor of the acquisition finance notes on July 3, 2006. The parent guarantors are in addition to the subsidiary guarantors.
(2)	Intelsat Bermuda was the issuer of $478,700 at maturity of discount notes and Intelsat, Ltd. is a co-obligor of these notes. On July 3, 2006, Intelsat Bermuda transferred the obligation to pay the discount notes to its wholly owned subsidiary, Intermediate Holdco. Intermediate Holdco became an obligor on the discount notes and Intelsat Bermuda became a guarantor of the discount notes. The discount notes are not guaranteed by Intelsat Sub Holdco or any of Intelsat Bermuda’s direct or indirect subsidiaries.
(3)	Subsidiary Guarantors are guarantors of the $2.55 billion principal amount of acquisition finance notes issued by Intelsat Sub Holdco.
(4)	On July 3,2006, Intelsat Bermuda acquired PanAmSat Holdco. PanAmSat Holdco and its subsidiaries do not guarantee the $2.55 billion acquisition finance notes or the discount notes. PanAmSat Holdco and its subsidiaries are included with the guarantor subsidiaries

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FEBRUARY 1, 2005 TO SEPTEMBER 30, 2005

(in thousands)

	(1) (2) Intelsat, Ltd.	(1) (2) Intelsat Bermuda	Sub Holdco	(3) Sub Holdco Guarantor Subsidiaries	(4) Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(46,529)	$—	$310,265	$478,186	$56,613	$(478,236)	$320,299

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	—	(109,366)	(109,366)	(6,228)	109,366	(115,594)
Advances to/from subsidiaries, net	247,117	—	(209,037)	(376,234)	(38,080)	376,234	—
Investment in subsidiaries	305,348	—	—	—	—	(305,348)	—
Proceeds from insurance receivable	—	—	19,759	19,759	—	(19,759)	19,759

Net cash used in investing activities	552,465	—	(298,644)	(465,841)	(44,308)	160,493	(95,835)

Cash flows from financing activities:
Repayments of long-term debt	(200,000)	—	(2,625)	—	—	—	(202,625)
Proceeds from bond issuance	—	305,348	—	—	—	—	305,348
Proceeds from credit facility borrowings	—	—	200,000	—	—	—	200,000
Principal payment on deferred satellite performance incentives	—	—	(3,384)	(3,384)	—	3,384	(3,384)
Principal payments on capital lease obligations	—	—	(5,493)	(5,493)	—	5,493	(5,493)
Dividends to shareholder	(305,913)	(305,348)	—	—	—	305,348	(305,913)

Net cash provided by (used in) financing activities	(505,913)	—	188,498	(8,877)	—	314,225	(12,067)
Effect of exchange rate changes on cash	—	—	—	—	565	—	565

Net change in cash and cash equivalents	23	—	200,119	3,468	12,870	(3,518)	212,962
Cash and cash equivalents, beginning of period	57	—	189,438	9,295	5,137	(9,245)	194,682

Cash and cash equivalents, end of period	$80	$—	$389,557	$12,763	$18,007	$(12,763)	$407,644

Notes:

(1)	Intelsat, Ltd. and Intelsat Bermuda are parent guarantors to the $2.55 billion acquisition finance notes issued by Intelsat Sub Holdco. Intermediate Holdco became a guarantor of the acquisition finance notes on July 3, 2006. The parent guarantors are in addition to the subsidiary guarantors.
(2)	Intelsat Bermuda was the issuer of $478,700 at maturity of discount notes and Intelsat, Ltd. is a co-obligor of these notes. On July 3, 2006, Intelsat Bermuda transferred the obligation to pay the discount notes to its wholly owned subsidiary, Intermediate Holdco. Intermediate Holdco became an obligor on the discount notes and Intelsat Bermuda became a guarantor of the discount notes. The discount notes are not guaranteed by Intelsat Sub Holdco or any of Intelsat Bermuda’s direct or indirect subsidiaries.
(3)	Subsidiary Guarantors are guarantors of the $2.55 billion principal amount of acquisition finance notes issued by Intelsat Sub Holdco.
(4)	On July 3,2006, Intelsat Bermuda acquired PanAmSat Holdco. PanAmSat Holdco and its subsidiaries do not guarantee the $2.55 billion acquisition finance notes or the discount notes. PanAmSat Holdco and its subsidiaries are included with the Non-guarantor subsidiaries.

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

The following discussion should be read in conjunction with our consolidated financial statements and their notes included elsewhere in this Quarterly Report. The following discussion and analysis relates to periods both prior to and after the PanAmSat Acquisition Transactions, as defined below, which were completed on July 3, 2006.

Overview

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

Impact of the Acquisition Transactions and the Transfer Transactions

On January 28, 2005, Intelsat Holdings acquired Intelsat, Ltd., as part of a series of transactions referred to as the Acquisition Transactions, for total cash consideration of approximately $3.2 billion, with pre-acquisition debt of approximately $1.9 billion remaining outstanding. In connection with the Acquisition Transactions, on January 28, 2005, Intelsat (Bermuda), Ltd., referred to as Intelsat Bermuda, established a $300 million revolving credit facility and a $350.0 million term loan facility, referred to together as the prior senior secured credit facilities, and issued $1 billion of floating rate senior notes due 2012, $875.0 million of 8 1/4% senior notes due 2013 and $675.0 million of 8 5/8% senior notes due 2015, referred to collectively as the acquisition finance notes. As described below, the prior senior secured credit facilities were subsequently terminated as part of the PanAmSat Acquisition Transactions on July 3, 2006.

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

Following the Acquisition Transactions, Intelsat, Ltd. formed a new wholly owned subsidiary, Zeus Special Subsidiary Limited, referred to as Finance Co., and Intelsat Bermuda formed a new wholly owned subsidiary, Intelsat Subsidiary Holding Company, Ltd., referred to as Intelsat Sub Holdco. On February 11, 2005, Finance Co. issued $478.7 million aggregate principal amount at maturity of 9 1/4% Senior Discount Notes due 2015, referred to as the discount notes, which yielded approximately $305.0 million of proceeds at issuance.

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

We are a highly leveraged company. As part of the Acquisition Transactions, Intelsat Bermuda incurred substantial debt, which was assumed by Intelsat Sub Holdco in connection with the Transfer Transactions, including debt under Intelsat Sub Holdco’s prior senior secured credit facilities and the acquisition finance notes, which resulted in a significant increase in our interest expense. In addition, Intelsat, Ltd. and Intelsat Bermuda incurred significant additional indebtedness on February 3, 2005, in connection with the issuance of the discount notes, which further increased our interest expense. Payments required to service all of this indebtedness substantially increased our liquidity requirements in 2005 and thereafter as compared to prior years. As described below, the PanAmSat Acquisition Transactions also resulted in a substantial increase in our indebtedness.

Impact of the PanAmSat Acquisition Transactions

On August 28, 2005, Intelsat Bermuda entered into a Merger Agreement, referred to as the Merger Agreement, with PanAmSat Holding Corporation (“PanAmSat Holdco”, now known as Intelsat Holding Corporation,” PanAmSat Holdco”) and Proton Acquisition Corporation (“Merger Sub”), a wholly owned subsidiary of Intelsat Bermuda. Pursuant to the Merger Agreement, Intelsat Bermuda acquired PanAmSat Holdco on July 3, 2006 for total cash consideration of approximately $3.2 billion, with the stockholders of PanAmSat Holdco receiving $25.00 per common share in cash, plus approximately $0.00927 as the pro rata share of undeclared regular quarterly dividends. Merger Sub was newly formed for the purpose of consummating the PanAmSat Acquisition Transactions. As part of this transaction, approximately $3.2 billion in existing debt of PanAmSat Holdco and its subsidiaries was either refinanced or remains outstanding. PanAmSat Holdco’s wholly owned subsidiary, Intelsat Corporation (f/k/a PanAmSat Corporation), is referred to herein as Intelsat Corp.

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

In addition, on July 3, 2006, we incurred substantial debt to finance the PanAmSat Acquisition Transactions, including $260.0 million principal amount of Floating Rate Senior Notes due 2013, $1,330.0 million of principal amount of 11 1/4% Senior Notes due 2016 and $750.0 million principal amount of 9 1/4% Senior Notes due 2016, issued by Intelsat Bermuda; $575.0 million principal amount of 9% Senior Notes due 2015 issued by Intelsat Corp; and a borrowing by Intelsat Bermuda under a new $600.0 million senior unsecured credit facility, referred to as the Intelsat Bermuda Bridge Credit Facility. In connection with the PanAmSat Acquisition Transactions, Intelsat Sub Holdco also terminated its prior senior secured credit facilities and entered into new senior secured credit facilities and Intelsat Corp amended and restated its senior secured credit facilities to change certain of the terms thereunder. We refer to these transactions and the Merger Transaction collectively as the PanAmSat Acquisition Transactions. With the PanAmSat Acquisition Transactions completed, we became a significantly more highly leveraged company, which will result in a significant increase in our interest expense in future periods. For more information regarding our debt structure following the completion of the PanAmSat Acquisition Transactions, see “—Liquidity and Capital Resources.”

Following consummation of the PanAmSat Acquisition Transactions, Intelsat General Corporation, a wholly-owned indirect subsidiary of Intelsat Sub Holdco and referred to as IGen, acquired G2 Satellite Solutions Corporation, a subsidiary of Intelsat Corp and the government services business of Intelsat Corp, for cash consideration in the amount of $73.0 million by means of a merger in which G2 Satellite Solutions Corporation merged into IGen with IGen continuing as the surviving entity. We refer to this transaction as the Government Business Merger.

On May 30, 2006, PanAmSat Holdco commenced a tender offer, referred to as the Tender Offer, to purchase any and all of its outstanding $416.0 million aggregate principal amount at maturity ($289.5 million accreted principal amount at March 31, 2006) 10 3/8% discount notes for cash. In connection with the Tender Offer, PanAmSat Holdco also solicited the consent of the holders of the 10 3/8% discount notes to amend the indenture governing the 10 3/8% discount notes to, among other things, eliminate substantially all of the restrictive covenants, certain events of default and certain other provisions contained in that indenture. The amendment to the indenture governing the 10 3/8% discount notes was approved by the requisite holders of the 10 3/8% discount notes on June 14, 2006 and entered into upon the consummation of the Tender Offer on July 3, 2006, at which time approximately 99.65% of the outstanding 10 3/8% discount notes were repurchased by PanAmSat Holdco. The 10 3/8% discount notes not tendered to PanAmSat Holdco in the Tender Offer, or approximately $1.5 million aggregate principal amount, were repurchased by PanAmSat Holdco on August 29, 2006.

Prior to and immediately after the PanAmSat Acquisition Transactions, Intelsat Bermuda extended to PanAmSat Holdco several loans, referred to collectively as the Intelsat Bermuda Loan, in an aggregate principal amount at the time of borrowing equal to approximately $1,281.4 million, the proceeds of which were used by PanAmSat Holdco to fund a portion of the purchase price of the PanAmSat acquisition and to fund the purchase of the 10 3/8% discount notes tendered in the Tender Offer, plus related fees, referred to collectively as the Tender Amount.

Following the completion of the PanAmSat Acquisition Transactions, substantially all of the employees of Intelsat Global Service Corporation, an indirect subsidiary of Intelsat Bermuda, were transferred to Intelsat Corp pursuant to an employee transfer agreement, referred to as the Employee Transfer Agreement. In addition, substantially all of the direct and indirect subsidiaries of Intelsat Holdings entered into a master intercompany services agreement pursuant to which these entities will provide services to each other, referred to as the MISA. In each case, services are provided on terms that are not materially less favorable to each party than are available on an arms’ length basis and on terms that the relevant boards of directors have determined to be fair. We refer to these transactions as the Other Intercompany Transactions.

The PanAmSat Acquisition Transactions, the Government Business Merger, the Tender Offer, the Intelsat Bermuda Loan and the Other Intercompany Transactions are referred to collectively as the Transactions.

Upon the completion of the PanAmSat Acquisition Transactions, we renamed PanAmSat Holdco and PanAmSat Corporation as Intelsat Holding Corporation and Intelsat Corporation, respectively.

In addition, Intelsat Bermuda created a new direct wholly owned subsidiary organized in Gibraltar which owns all of the equity of a subsidiary organized in Luxembourg which owns all of the equity of a subsidiary organized in Poland, referred to as Intelsat Poland, which has registered a branch in Luxembourg, referred to as Intelsat Poland, Luxembourg Branch. Following the consummation of the PanAmSat Acquisition Transactions, Intelsat Bermuda effected the contribution of the Intelsat Bermuda Loan to Intelsat Poland, Luxembourg Branch. On October 30, 2006, Intelsat Bermuda executed a series of transactions which resulted in the shares of PanAmSat Holdco, which were previously all held by Intelsat Bermuda, being held by the Luxemburg branch of Intelsat Poland.

In connection with the closing of the PanAmSat Acquisition Transactions, we have identified various cost-savings initiatives that have been or will be implemented in connection with and following the closing of the PanAmSat Transactions. These initiatives include workforce reductions and related salaries and benefits savings, insurance costs, operating expense reductions due to consolidation of facilities, and cost savings expected to result from the implementation of improved operating processes and conforming policies in both companies to achieve best practices. We believe we can realize approximately $92 million in estimated annual net operating cost savings in the near to medium term resulting from the PanAmSat Acquisition Transactions.

In order to achieve these expected annual savings, we believe it will be necessary to incur approximately $180 million in one-time expenditures. Approximately $35 million was incurred by PanAmSat Holdco and its subsidiaries prior to and upon the closing of the PanAmSat Acquisition Transactions. The remaining $145 million of these costs are expected to relate to relocation, retention, severance and other costs projected to be incurred to achieve a fully integrated and reduced workforce. We believe approximately $53 million of these costs will be incurred to achieve the projected cost savings for satellite, communications and commercial operations, including the integration of satellite control facilities of both companies. Other projected transition costs are expected to include system integration costs, professional fees and costs associated with early termination of existing leases and other binding commitments.

Results of Operations

As a result of the consummation of the Acquisition Transactions, the financial results for the first three months of 2005 have been presented separately for the “Predecessor Entity” for the period January 1, 2005 through January 31, 2005 and for the “Successor Entity” for the period February 1, 2005 through September 30, 2005. For comparative purposes, we combined the period from January 1, 2005 through September 30, 2005 in our discussion below, as we believe this combination is useful to provide the reader a more accurate comparison. This combination is not a U.S. GAAP measure and it is provided to enhance the reader’s understanding of the results of operations for the periods presented.

	Predecessor Entity	Successor Entity	Combined	Successor Entity
	Period January 1 to January 31, 2005	Period February 1 to September 30, 2005	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2006
		(in thousands)
Revenue	$97,917	$778,680	$876,597	$1,119,454
Operating expenses:
Direct costs of revenue	26,939	164,280	191,219	195,426
Selling, general and administrative	55,443	96,395	151,838	132,944
Depreciation and amortization	39,184	387,082	426,266	505,201
Impairment of asset value	69,227	—	69,227	48,974
Restructuring costs	263	—	263	19,902
Loss on undesignated interest rate swap	—	—	—	14,328

Total operating expenses	191,056	647,757	838,813	916,775

Income (loss) from operations	(93,139)	130,923	37,784	202,679
Interest expense, net	13,050	264,175	277,225	477,418
Other income (expense), net	863	(3,775)	(2,912)	(18,704)

Loss from operations before income taxes	(105,326)	(137,027)	(242,353)	(293,443)
Provision for income taxes	4,400	12,817	17,217	11,916

Net loss	$(109,726)	$(149,844)	$(259,570)	$(305,359)

The following tables set forth our comparative statements of operations for the three months ended September 30, 2005 and for the three months ended September 30, 2006, and on a combined basis for the nine months ended September 30, 2005 and for the nine months ended September 30, 2006 with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”) between the periods presented:

	Combined	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2006 Compared to Combined Nine Months Ended September 30, 2005

	Nine Months Ended September 30, 2005		Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Revenue	$876,597	$1,119,454	$242,857	28%

Operating expenses:
Direct costs of revenue	191,219	195,426	4,207	2%
Selling, general and administrative	151,838	132,944	(18,894)	(12)%
Depreciation and amortization	426,266	505,201	78,935	19%
Impairment of asset value	69,227	48,974	(20,253)	(29)%
Restructuring costs	263	19,902	19,639	NM
Loss on undesignated interest rate swap	—	14,328	14,328	NM

Total operating expenses	838,813	916,775	77,962	9%

Income (loss) from operations	37,784	202,679	164,895	436%
Interest expense, net	277,225	477,418	200,193	72%
Other income (expense), net	(2,912)	(18,704)	(15,792)	542%

Loss from operations before income taxes	(242,353)	(293,443)	(51,090)	(21)%
Provision for income taxes	17,217	11,916	(5,301)	(31)%

Net loss	$(259,570)	$(305,359)	$(45,789)	(18)%

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2006	Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

			Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Revenue	$293,599	$528,474	$234,875	80%

Operating expenses:
Direct costs of revenue	60,445	94,230	33,785	56%
Selling, general and administrative	34,832	55,985	21,153	61%
Depreciation and amortization	147,285	201,996	54,711	37%
Impairment of asset value	—	48,974	48,974	NM
Restructuring costs	—	19,879	19,879	NM
Loss on undesignated interest rate swap	—	14,328	14,328	NM

Total operating expenses	242,562	435,392	192,830	79%

Income from operations	51,037	93,082	42,045	82%
Interest expense, net	100,044	267,885	167,841	168%
Other income (expense), net	(3,098)	(7,562)	(4,464)	144%

Loss from operations before income taxes	(52,105)	(182,365)	(130,260)	250%
Provision for income taxes	2,405	(9,824)	(12,229)	NM

Net loss	$(54,510)	$(172,541)	$(118,031)	217%

The following table sets forth our revenue by product group type and percentage of our total revenue represented by each for the three months and nine months ended September 30, 2005 and 2006:

	Successor Entity
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2006
Leases	$189,764	$413,884
Channel	54,018	45,366
Managed solutions	29,837	52,749
Mobile satellite services and other	19,980	16,475

Total	$293,599	$528,474

	Predecessor Entity	Successor Entity
	January 1 to January 31, 2005	February 1 to September 30, 2005	Nine months Ended September 30, 2006
Leases	$63,727	$498,128	$800,574
Channel	22,261	149,334	160,726
Managed solutions	7,303	75,959	118,973
Mobile satellite services and other	4,626	55,259	39,181

Total	$97,917	$778,680	$1,119,454

Revenue

Revenue increased $234.9 million, or 80%, to $528.5 million for the three months ended September 30, 2006 from $293.6 million for the three months ended September 30, 2005. The increase was primarily due to the impact of the PanAmSat Acquisition transactions. The operations of the former PanAmSat Holdco business contributed approximately $218.7 million to the revenue increase. Lease revenue increased $224.1 million to $413.9 million for the three months ended September 30, 2006 as compared to $189.8 million for the three months ended September 30, 2005. Further favorable lease revenue resulted from one time contract termination fees of $11.7 million, strong growth in network services due to new customers in Africa and the Middle East and new business from existing North American customers. Managed solutions revenue increased $22.9 million to $52.7 million for the three months ended September 30, 2006 from $29.8 million for the three months ended September 30, 2005. In addition to the $16.7 million increase which resulted from the acquired operations of PanAmSat Holdco, Global Connex occasional use services were higher due to special events in mid 2006 such as World Cup soccer and increases from Africa, the Middle East and North America for both new customers and new business generated from existing customers. The $8.7 million decline in legacy channel services revenue reflected the continued migration of point-to-point satellite traffic to fiber optic cables across transoceanic routes, a trend which we expect will continue, and the optimization of customer networks. Mobile satellite services and other revenue declined $3.5 million to $16.5 million for the three months ended September 30, 2006 as compared to $20.0 million for the three months ended September 30, 2005. The decline was directly related to unallocated adjustments identified as part of the implementation of conforming accounting practices that were not specifically identified to product during the three months ended September 30, 2006. These unallocated adjustments will be identified to specific product lines during the fourth quarter of 2006.

Revenue increased $242.9 million, or 28%, to $1,119.5 million for the nine months ended September 30, 2006 from $876.6 million for the nine months ended September 30, 2005. Lease revenue increased $238.7 million to $800.6 million for the nine months ended September 30, 2006 as compared to $561.9 million for the nine months ended September 30, 2005. Managed solutions revenue increased $35.7 million to $119.0 million for the nine months ended September 30, 2006 from $83.3 million for the nine months ended

September 30, 2005. Channel revenue decreased by $10.9 million to $160.7 million for the nine months ended September 30, 2006, as compared to $171.6 million for the nine months ended September 30, 2005. Additionally, mobile satellite services and other revenue decreased $20.7 million to $39.2 million for the nine months ended September 30, 2006 from $59.9 million for the nine months ended September 30, 2005. The changes between results for the nine months ended September 30, 2005 and results for the nine months ended September 30, 2006 were primarily attributable to the factors mentioned above in the quarterly comparison.

Operating Expenses

Direct Costs of Revenue

Direct costs of revenue increased $33.8 million, or 56%, to $94.2 million for the three months ended September 30, 2006 from $60.4 million for the three months ended September 30, 2005. The increase was principally due to the acquired PanAmSat Holdco operations, which accounted for approximately $50.0 million. Excluding the impact of the acquired PanAmSat Holdco operations, direct cost of revenue declined due to the reduced cost of capacity savings resulting from the elimination of margin between legacy PanAmSat Holdco and legacy Intelsat contracts. This was offset by increased expenses, including one-time cost for exhibit space and increased consulting and temporary service fees in the quarter not capitalized as part of the PanAmSat Acquisition Transactions.

Direct costs of revenue increased $4.2 million, or 2%, to $195.4 million for the nine months ended September 30, 2006 from $191.2 million for the nine months ended September 30, 2005. Excluding the impact of the acquired PanAmSat Holdco operations, the decrease was principally due to lower third party capacity costs driven by a decline in mobile satellite services revenue and decreases in lease service sales to customers of Intelsat General. Additional decreases in costs were associated with lower insurance costs of $6.3 million, offset by increased severance expense of $14.5 million in first and second quarter of 2006.

Selling, General and Administrative

Selling, general and administrative expenses increased $21.2 million, or 61%, to $56.0 million for the three months ended September 30, 2006 from $34.8 million for the three months ended September 30, 2005. The increase was driven primarily by the acquired PanAmSat Holdco operations, estimated to account for approximately $30.0 million. Excluding the impact of the acquired PanAmSat Holdco operations, selling, general and administrative expenses decreased due to the departure of staff and senior executives.

Selling, general and administrative expenses decreased $18.9 million, or 12%, to $132.9 million for the nine months ended September 30, 2006 from $151.8 million for the nine months ended September 30, 2005. Excluding the impact of the acquired PanAmSat Holdco operations, the decrease was due primarily to decreases in professional fees of $40.8 million incurred mainly in connection with the Acquisition Transactions, offset by recovery of previously written-off bad debts of $7.3 million in 2005. Additional decreases of $5.7 million associated with accelerated vesting of stock-based compensation plans in 2005 as a result of the Acquisition Transactions, decreases in costs associated with management bonuses, and accruals under our corporate bonus plan of $3.9 million were offset by $5.8 million of increased severance expenses.

Depreciation and Amortization

Depreciation and amortization increased $54.7 million, or 37%, to $202.0 million for the three months ended September 30, 2006 from $147.3 million for the three months ended September 30, 2005. The increase was primarily attributable to depreciation recognized for acquired PanAmSat Holdco assets. Excluding the impact of the transaction, depreciation increased approximately $18.1 million. The increase was the result of the impact of the IA-8 satellite placed in service in July 2005, offset by the IS-706 satellite becoming fully depreciated during August 2006.

Depreciation and amortization increased $78.9 million, or 19%, to $505.2 million for the nine months ended September 30, 2006 from $426.3 million for the nine months ended September 30, 2005. This increase was primarily due to the fair value of depreciable assets acquired in connection with the PanAmSat Acquisition Transactions. Depreciation declined approximately $6 million excluding the impact of the PanAmSat Acquisition Transactions due to the complete depreciation for both the IS-701 and IS-706 satellites during June and August 2006. The decreases were offset by the impact on third quarter results of the IA-8 satellite placed in service in July 2005.

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

In September 2006, our IS-802 satellite experienced an unexpected electrical power system anomaly that resulted in a partial loss of the satellite. As a result of this anomaly, we recorded a non-cash impairment charge of $49.0 million during September 30, 2006 to write down the net book value of the IS-802 satellite from $70.7 million, net of satellite performance incentive obligations of $1.7 million.

Restructuring and Transaction Costs

During the three and nine months ended September 30, 2006, the Company recorded restructuring costs of $19.9 million. These costs related primarily to severance and facility closing costs associated with our merger with PanAmSat that we completed on July 3, 2006. The Company did not have any restructuring costs during comparable prior year periods.

Loss on Undesignated Interest Rate Swap

During the three and nine months ended September 30, 2006, the Company recorded a loss on an undesignated interest rate swap of $14.3 million. As part of the PanAmSat Merger, we acquired from PanAmSat an existing $1.25 billion notional amount interest rate swap agreement to swap a floating rate obligation into a fixed rate obligation. This interest rate swap has been ineffective against the underlying debt, under provisions in SFAS No. 133, since our July 3, 2006 acquisition date, and had previously been ineffective for PanAmSat prior to our merger. The notional amount of the swap agreement will amortize down to $625 million from March 2008 until its expiration in March 2010. As a result of the ineffectiveness and changes in market conditions, we incurred a loss of $14.3 million from the fair value of the swap at the date of our acquisition. We may be subject to either gains or losses in future periods as market conditions change and the swap agreement remains ineffective. We did not have any interest rate swap agreements prior to the PanAmSat merger and accordingly did not have any gain or loss on undesignated interest rate swaps in the comparable prior year periods.

Interest Expense, Net

We incurred $267.9 million of net interest costs during the three months ended September 30, 2006. Net interest expense consists of the gross interest costs we incur less the amount of interest we capitalize related to capital assets under construction and interest income for the period. Interest expense, net increased $167.8 million, or 168%, to $267.9 million for the three months ended September 30, 2006 from $100.0 million for the three months ended September 30, 2005. The increase in interest expense was principally due to the incurrence or acquisition of approximately $6.4 billion of additional debt in connection with the PanAmSat Acquisition Transactions. This was slightly offset by higher total capitalized interest for the period of $11.7 million.

Interest costs, net of $477.4 million were incurred during the nine months ended September 30, 2006. Interest expense, net increased $200.2 million, or 72%, to $477.4 million for the nine months ended September 30, 2006 from $277.2 million for the nine months ended September 30, 2005. The increase in interest expense was principally due to the incurrence or acquisition of approximately $6.4 billion of additional debt in connection with the PanAmSat Acquisition Transactions and the impact of January 2005 interest costs associated with the approximately $2.55 billion of debt we incurred in connection with the Acquisition Transactions and the $478.7 million of debt we incurred in the form of the discount notes issued in February 2005. Furthermore, the non-cash portion of interest expense of $65.2 million included the amortization and accretion of discounts recorded on existing debt. These increases were offset by improved investment returns earned on higher cash investment balances during the first nine months of 2006 compared to the nine months ended September 30, 2005.

Other Income (Expense), Net

Other expense, net was ($7.6) million for the three months ended September 30, 2006, an increase of ($4.5) million from ($3.1) million for the three months ended September 30, 2005. Other expense, net increased by $15.8 million to $18.7 million for the nine months ended September 30, 2006 from other expense, net of $2.9 million for the nine months ended September 30, 2005. The increases were primarily due to an increase in losses from our investment in satellite-based broadband services provider, WildBlue Communications, Inc., or WildBlue, from $7.5 million during the third quarter quarter of 2005 to $10.2 million in the third quarter of 2006.

Income Taxes

Our provision for income taxes decreased $12.2 million to a benefit of $9.8 million for the three months ended September 30, 2006 from $2.4 million expense for the three months ended September 30, 2005, and decreased by $5.3 million to $11.9 million for the nine months ended September 30, 2006 from $17.2 million for the nine months ended September 30, 2005. The decrease in expense was principally due to book losses at PanAmSat Holdco and subsidiaries, partially offset by higher earnings in our historical subsidiaries subject to U.S. and U.K. tax as compared to the prior year periods. Because Bermuda does not currently impose an income tax, our statutory tax rate was zero. The difference between tax expense reported in our statements of operations and tax computed at statutory rates was attributable to the provision for foreign taxes, which were principally U.S. and U.K. taxes, as well as withholding taxes on revenue earned in many of our foreign markets.

Net loss

Net loss of $172.5 million for the three months ended September 30, 2006 reflected an increase of $118.0 million from $54.5 million of net loss for the three months ended September 30, 2005. Net loss also increased by $45.8 million to $305.4 million for the nine months ended September 30, 2006 from $259.6 million for the nine months ended September 30, 2005. The increase between the nine month periods was primarily due to the acquired operations of PanAmSat Holdco, and the net lower impairment charge and lower professional fees expenses in 2006 due to the one-time costs incurred in 2005 associated with the Acquisition Transactions.

EBITDA

EBITDA consists of earnings before interest, taxes and depreciation and amortization. EBITDA is a measure commonly used in the fixed satellite services sector, and we present EBITDA to enhance your understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, EBITDA is not a measure of financial performance under U.S. GAAP, and our EBITDA may not be comparable to similarly titled measures of other companies. EBITDA should not be considered as an alternative to operating or net income, determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity.

EBITDA of $287.5 million for the three months ended September 30, 2006 reflects an increase of $92.3 million, or 47%, from $195.2 million for the same period in 2005. EBITDA of $689.2 million for the nine months ended September 30, 2006 reflects an increase of $228.0 million, or 49%, from $461.1 million for the same period in 2005. These increases were primarily attributable to the PanAmSat Acquisition Transactions.

Liquidity and Capital Resources

Cash Flow Items

Net cash provided by operating activities of $310.2 million for the nine months ended September 30, 2006 reflected a decrease of $61.4 million, or 7%, from $331.7 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2005, net cash provided by operating activities was principally comprised of $259.6 million in net loss, an impairment charge of $69.2 million, $426.3 million in depreciation and amortization, and an increase in cash flows from operating assets and liabilities of $49.6 million. For the nine months ended September 30, 2006, net cash provided by operating activities was principally comprised of $305.4 million in net loss, $505.2 million in depreciation and amortization, $17.4 million in compensation costs associated with the repurchase of shares of Intelsat Holdings, $65.2 million of non-cash amortization of bond discount and issuance costs, a decrease in cash flows from operating assets and liabilities of $27.2 million and $24.3 million of our share in losses of WildBlue.

Net cash used in investing activities increased $3,196.6 million to $3,264.2 million for the nine months ended September 30, 2006 from $58.2 million provided by investing activities for the nine months ended September 30, 2005. This increase reflected the PanAmSat Acquisition Transactions and increased capital expenditures for a satellite under construction in 2006.

Net cash provided by financing activities was $3,090.9 million for the nine months ended September 30, 2006 compared to cash used in financing activities of $12.5 million for the nine months ended September 30, 2005. Our financing activities for the nine months ended September 30, 2006 included $2,340 of proceeds from issuance in connection with the PanAmSat Acquisition Transactions. The acquisition was financed by the incurrence of debt, including $260.0 million principal of amount Floating Rate Senior Notes due 2013 (the “Floating Rate Notes”), $1,330.0 million principal amount of 11 1/4% Senior Notes due 2016 (the “Non-Guaranteed Fixed Rate Notes”) and $750.0 million principal amount of 9 1/4% Senior Notes due 2016 (the “Guaranteed Notes”), referred to collectively as the New Intelsat Bermuda Notes, issued by Intelsat Bermuda; $575.0 million principal amount of 9% Senior Notes due 2016, issued by Intelsat Corp, referred to as the New Intelsat Corp Notes; and a borrowing by Intelsat Bermuda under a new $600.0 million senior unsecured credit facility, referred to as the Intelsat Bermuda Bridge Credit Facility. Cash on hand at Intelsat Bermuda, Intelsat Corp and their respective affiliates was also used. Our financing activities for the nine months ended September 30, 2005 included $305.3 million of proceeds from issuance of the discount notes and $200.0 million of term loan borrowings under our prior secured credit facilities. Cash used for financing activities in the nine months ended September 30, 2005 included a $305.9 million payment of a dividend to our sole shareholder, debt repayments of $202.6 million, and $5.5 million of payments for capital lease obligations and $3.9 million of payments for deferred satellite performance incentives.

Currency and Exchange Rates

Substantially all of our customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, we are not exposed to material currency exchange risk. However, our service contracts with our Brazilian customers provide for payment in Brazilian reais. Accordingly, we are subject to the risk of a reduction in the value of the Brazilian real as compared to the U.S. dollar in connection with payments made by Brazilian customers, and our exposure to fluctuations in the exchange rate for Brazilian reais is ongoing. However, the rates payable under our service contracts with most of our Brazilian customers are adjusted annually to account for inflation in Brazil, thereby mitigating our risk. For the three and nine months ended September 30, 2006, our Brazilian customers represented approximately 1% of our revenue. Transactions in other currencies are converted into U.S. dollars using rates in effect on the dates of the transactions.

Receivables

Our receivables, net totaled $295.2 million at September 30, 2006 and $203.5 million at December 31, 2005. Of these amounts, our gross trade receivables, consisting of total billed and unbilled service charges, were $311.6 million at December 31, 2005 and $296.7 million at September 30, 2006. The remaining balance in both periods represented the allowance for doubtful accounts and other receivables.

Sub Holdco Adjusted EBITDA and Intelsat Bermuda Adjusted EBITDA

In addition to EBITDA, we calculate a measure called Sub Holdco Adjusted EBITDA, based on the term Consolidated EBITDA, as defined in the New Sub Holdco Credit Agreement (as defined below) establishing Intelsat Sub Holdco’s new senior secured credit facilities. Sub Holdco Adjusted EBITDA consists of EBITDA as adjusted to exclude or include certain unusual items, certain other operating expense items and other adjustments permitted in calculating covenant compliance under the New Sub Holdco Credit Agreement as described in the table and related footnotes below. Sub Holdco Adjusted EBITDA as presented below is calculated only with respect to Intelsat Sub Holdco and its subsidiaries. Sub Holdco Adjusted EBITDA is a material component of certain ratios used in the New Sub Holdco Credit Agreement, such as the secured debt leverage ratio and the total leverage ratio.

Under the New Sub Holdco Credit Agreement, Intelsat Sub Holdco must maintain a pro forma secured debt leverage ratio not greater than 1.50 to 1.00, at the end of each fiscal quarter, and generally may not incur additional indebtedness (subject to certain exceptions) if the total leverage ratio calculated on a pro forma basis at the time of incurrence would exceed 4.75 to 1.00. In addition, under the investments and dividends covenants contained in the New Sub Holdco Credit Agreement, the ability of Intelsat Sub Holdco to make investments and pay dividends is restricted by formulas based on the amount of Sub Holdco Adjusted EBITDA measured from April 1, 2006.

We calculate a measure called Intelsat Bermuda Adjusted EBITDA, based on the term Adjusted EBITDA, as defined in the indentures for the New Intelsat Bermuda Notes. Intelsat Bermuda Adjusted EBITDA consists of EBITDA as adjusted to exclude or include certain unusual items, certain other operating expense items and other adjustments permitted in calculating covenant compliance under these indentures as described in the table and related footnotes below. Intelsat Bermuda Adjusted EBITDA as presented below is calculated only with respect to Intelsat Bermuda and its subsidiaries. Intelsat Bermuda Adjusted EBITDA is a material component of certain ratios used the indenture, such as the unsecured indebtedness leverage ratio and the secured indebtedness leverage ratio.

Under Intelsat Bermuda’s indentures, Intelsat Bermuda generally may not incur additional indebtedness (subject to certain exceptions) if the debt to Intelsat Bermuda Adjusted EBITDA ratio calculated on a pro forma basis at the time of such incurrence would exceed 6.75 to 1.00 and Intelsat Bermuda cannot incur certain liens to secure indebtedness (subject to certain exceptions) if the secured indebtedness leverage ratio, after giving effect to the incurrence, exceeds 2.50 to 1.00. In addition, under these indentures, satisfaction of a 5.50 to 1.00 debt to Intelsat Bermuda Adjusted EBITDA ratio is generally (subject to certain exceptions) a condition to the making of restricted payments by Intelsat Bermuda. Furthermore, under the restricted payments covenants contained in these indentures (subject to certain exceptions), the ability of Intelsat Bermuda to make restricted payments (including the making of investments and the payment of dividends), is restricted by a formula based on the amount of Intelsat Bermuda Adjusted EBITDA measured from January 1, 2005 and calculated without making pro forma adjustments.

Sub Holdco Adjusted EBITDA was $626.8 million for the nine months ended September 30, 2005 and $675.2 million for the nine months ended September 30, 2006. Intelsat Bermuda Adjusted EBITDA was $679.9 million for the nine months ended September 30, 2005 and $842.5 million for the nine months ended September 30, 2006. A reconciliation of net cash provided by Intelsat, Ltd. operating activities to Intelsat, Ltd. net loss, Intelsat, Ltd. net loss to Intelsat, Ltd. EBITDA, Intelsat, Ltd. EBITDA to Intelsat Bermuda Adjusted EBITDA, and Intelsat Bermuda Adjusted EBITDA to Sub Holdco Adjusted EBITDA for the nine months ended September 30, 2005 and September 30, 2006 is as follows:

	Combined	Nine Months ended September 30, 2006
	Nine Months ended September 30, 2005
	(in thousands)
Reconciliation of Intelsat, Ltd. net cash provided by operating activities to Intelsat, Ltd. net loss:
Net cash provided by operating activities	$331,683	$310,159
Depreciation and amortization	(426,266)	(505,201)
Satellite impairment charges	(69,227)	(48,974)
Provision for doubtful accounts	6,475	(518)
Foreign currency transaction loss	490	43
Deferred income taxes	(2,241)	109
Gain on Disposal of Assets	—	507
Stock-based compensation	85	(163)
Compensation cost paid by Parent	—	(17,351)
Amortization of bond discount and issuance costs	(43,278)	(65,238)
Share in losses of affiliate	(7,526)	(24,300)
Loss on undesignated interest rate swap	—	(14,328)
Changes in assets and liabilities, net of effects of acquisitions	(49,765)	59,896

Intelsat, Ltd. net loss	$(259,570)	$(305,359)

Add:
Interest expense	277,225	477,418
Provision for income taxes	17,217	11,916
Depreciation and amortization	426,266	505,201

Intelsat, Ltd. EBITDA	$461,138	$689,176

Add (Subtract):
Parent and intercompany expenses, net (1)	14,907	11,100
Compensation and benefits (2)	12,634	4,180
Restructuring costs (3)	263	19,902
Acquisition related expenses (4)	55,836	12,125
Equity investment losses (5)	7,526	24,300
Satellite impairment charge (6)	69,227	48,974
Loss on undesignated interest rate swap	—	14,328
Non-recurring and other non-cash items (7)	5,283	18,397

Intelsat Bermuda Adjusted EBITDA	$626,814	$842,482

Add (Subtract):
Intelsat Corp. net income	—	(2,363)
Intelsat Corp. interest expense, net		(70,710)
Intelsat Corp. depreciation and provision for taxes	—	(72,393)
Loss on undesignated interest rate swap	—	(14,328)
Parent and Intercompany expenses (8)	—	1,587
Compensation and benefits (9)	—	(1,145)
Non-recurring and other non-cash expense (10)	—	(7,898)

Sub Holdco Adjusted EBITDA	$626,814	$675,232

(1)	Represents expenses incurred at Intelsat, Ltd. for employee salaries and benefits, office operating costs and other expenses incurred at Intelsat, Ltd. or at Intelsat Bermuda related to the Transfer Transactions.
(2)	Reflects the portion of the expenses incurred relating to our equity compensation plans, defined benefit pension plan and other post-retirement benefits that are excludable under the definition of Sub Holdco Adjusted EBITDA.
(3)	Reflects the severance costs associated with headcount reductions that were implemented during 2004.
(4)	Reflects expenses incurred in connection with the Acquisition Transactions, consisting of retention bonuses to key employees and legal and other professional fees, including the monitoring, advisory and consulting fees paid to the Sponsors (and their designated entities) pursuant to the monitoring fee agreement.
(5)	Represents losses incurred under the equity method of accounting relating to our investment in WildBlue Communications, Inc.
(6)	Represents the non-cash impairment charge recorded in 2005 to write off the net book value of the IS-804 satellite due to its failure in January 2005 and the non-cash impairment recorded in 2006 to write-down to fair value the IS-802 satellite due to its anomaly in September 2006.
(7)	Reflects certain non-recurring gains and losses (principally costs incurred in connection with the PanAmSat Acquisition Transactions) and non-cash income related to the recognition of deferred revenue on a straight-line basis of certain prepaid capacity leases which are excluded from Sub Holdco Adjusted EBITDA by definition.
(8)	Reflects expenses of Intelsat Holding Corporation.
(9)	Reflects expenses incurred relating to equity compensation and benefit plans and post-retirement benefits that are excludable under the definition of Sub Holdco Adjusted EBITDA.
(10)	Reflects certain non-recurring gains and losses and non-cash income recognized at Intelsat Holding Corporation.

We expect Sub Holdco Adjusted EBITDA and Intelsat Bermuda Adjusted EBITDA to be affected by the same trends that affect EBITDA. We use Sub Holdco Adjusted EBITDA and Intelsat Bermuda Adjusted EBITDA as additional criteria for evaluating our performance relative to that of our peers. We believe that the inclusion of Sub Holdco Adjusted EBITDA and Intelsat Bermuda Adjusted EBITDA in this quarterly report is appropriate to provide additional information to investors about the calculation of certain covenants in Intelsat Sub Holdco’s credit agreement and the Intelsat Bermuda indentures as mentioned above. We believe that some investors may use Sub Holdco Adjusted EBITDA and Intelsat Bermuda Adjusted EBITDA to evaluate our liquidity and financial condition. Sub Holdco Adjusted EBITDA and Intelsat Bermuda Adjusted EBITDA are not measures of financial performance under U.S. GAAP, and our Sub Holdco Adjusted EBITDA and Intelsat Bermuda Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Sub Holdco Adjusted EBITDA and Intelsat Bermuda Adjusted EBITDA should not be considered as alternatives to operating or net income, determined in accordance with U.S. GAAP, as indicators of our operating performance, or as alternatives to cash flows from operating activities, determined in accordance with U.S. GAAP, as indicators of cash flows, or as measures of liquidity.

Funding Sources and Uses

We expect our most significant cash outlays for the remainder of 2006 to be the payment of interest on our outstanding debt and, to a lesser extent, capital expenditures. We plan to spend approximately $85 million throughout the remainder of 2006 for capital expenditures. We intend to fund these requirements through cash on hand, cash provided by operating activities and, if necessary, borrowings under the new senior secured credit facilities entered into by Intelsat Sub Holdco and the amended and restated credit facilities entered into by Intelsat Corp, in connection with the PanAmSat Acquisition Transactions.

The PanAmSat Acquisition Transactions

On July 3, 2006, Intelsat Bermuda completed the previously announced acquisition of PanAmSat Holdco, pursuant to the Merger Agreement, with the stockholders of PanAmSat Holdco receiving $25.00 per common share, plus approximately $0.00927 as the pro rata share of undeclared regular quarterly dividends, in cash.

The acquisition was financed by the incurrence of significant debt, including $260.0 million principal amount of Floating Rate Notes, $1,330.0 million principal amount of Non-Guaranteed Fixed Rate Notes and $750.0 million principal amount of Guaranteed Notes issued by Intelsat Bermuda; $575.0 million principal amount of New Intelsat Corp Notes issued by Intelsat Corp; and a borrowing by Intelsat Bermuda under the new $600.0 million senior unsecured Intelsat Bermuda Bridge Credit Facility. Cash on hand at Intelsat Bermuda, Intelsat Corp and their respective affiliates was also used.

The Guaranteed Notes are guaranteed by Intelsat, Ltd. and certain subsidiaries of Intelsat Bermuda. The Floating Rate Notes and the Non-Guaranteed Fixed Rate Notes are not guaranteed by any of the subsidiaries of Intelsat Bermuda, but these notes are guaranteed by Intelsat, Ltd. The Intelsat Bermuda Floating Rate Notes bear interest at the LIBOR rate plus 600 basis points and the interest rate resets every six months (11.64% interest rate as of September 30, 2006).

Borrowings under the Intelsat Bermuda Bridge Credit Facility are unsecured and not guaranteed by any other entities. If the loans outstanding under the Intelsat Bermuda Bridge Credit Facility are not repaid within one year after the date of borrowing, the loans will be automatically exchanged for exchange notes in the same principal amount, maturing ten years after the date of borrowing. The exchange notes are to be issued by Intelsat Bermuda pursuant to a form of indenture attached to the credit agreement governing the Intelsat Bermuda Bridge Credit Facility (the “Bridge Credit Agreement”). Holders of the exchange notes will have registration rights. The Bridge Credit Agreement contains substantially the same covenants and events of default as the indenture governing the Intelsat Bermuda Floating Rate Notes and the Non-Guaranteed Fixed Rate Notes. Borrowings under the Intelsat Bermuda Bridge Credit Facility bear interest at the LIBOR rate plus 600 basis points, 11.25% interest rate at September 30, 2006. In no event will such interest rate exceed 11.25%.

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

No amounts were outstanding under the revolving credit facility as of September 30, 2006; however, $20,012 in letters of credit were issued and outstanding under the facility. As a result, the borrowing availability under the revolving credit facility was approximately $271.0 million at that date. The revolving credit facility is available on a revolving basis during the period beginning on July 3, 2006 and terminating six years later.

The interest rates for the borrowings under the New Sub Holdco Credit Agreement range from the LIBOR rate plus 2.00% to the LIBOR rate plus 2.25%, or the Above Bank Rate (“ABR”) which is the rate for any day, a rate per annum (rounded upwards, if necessary, to the next  1/16 of 1.00%) equal to the greater of (a) the Prime Rate in effect on such day or (b) the Federal Funds Effective Rate in effect on such day plus  1/2 of 1.00%, as defined in the New Sub Holdco Credit Agreement, plus 1.00% to the ABR plus 1.25%, depending on certain financial measures. The ABR and LIBOR are determined as specified in the New Sub Holdco Credit Agreement. At September 30, 2006, the interest rate on the Term Loan B facility was 7.758% (LIBOR of 5.508% plus 2.250%). The interest rate on the Term Loan B reset on October 2, 2006 and the interest rate increased to 7.622% (LIBOR of 5.372% plus 2.250%).

Obligations under the New Sub Holdco Credit Agreement are guaranteed by certain of Intelsat’s subsidiaries, as well as by Intermediate Holdco, and secured by a perfected first priority security interest to the extent legally permissible in substantially all of the tangible and intangible assets of the borrower and guarantors, with certain agreed exceptions.

Furthermore, in connection with the PanAmSat Acquisition Transactions, Intelsat Corp entered into an amendment of its senior secured credit facilities on July 3, 2006 (the “Intelsat Corp Amended and Restated Credit Agreement”), which included revised terms for its revolving credit facility and term loans. The Intelsat Corp Amended and Restated Credit Agreement renewed and extended the credit facilities provided under the March 2005 Amended and Restated Credit Agreement, and consists of a $355.9 million Tranche A-3 Term loan with a six year maturity, a $1,635.1 million Tranche B-2 Term Loan facility with a seven and one-half year maturity, and a $250.0 million revolving credit facility with a six year maturity. At September 30, 2006, the interest rate on the Term Loan A-3 facility was 7.633% (LIBOR of 5.508% plus 2.125%). At September 30, 2006, the interest rate on the Term Loan B-2 facility was 8.008% (LIBOR of 5.508% plus 2.500%). Interest rates under the Intelsat Corp Amended and Restated Credit Agreement range from LIBOR plus 2.125% to LIBOR plus 2.875% or ABR plus 1.125% to ABR plus 1.875%, depending on certain financial measures.

Obligations under the Intelsat Corp Amended and Restated Credit Agreement continue to be guaranteed by certain of Intelsat Corp’s subsidiaries and are secured by a perfected first priority security interest to the extent legally permissible in substantially all of the borrower’s and the guarantors’ tangible and intangible assets, with certain agreed exceptions, as was the case with the March 2005 Amended and Restated Credit Agreement. The interest rates on the Term Loan A-3 and Term Loan B-2 reset on October 2, 2006 and interest rates increased to 7.497% (LIBOR of 5.372% plus 2.125%) and 7.872% (LIBOR of 5.372% plus 2.500%), respectively.

Up to $150.0 million of the Intelsat Corp Amended and Restated Credit Agreement revolving credit facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility is available for swingline loans. Intelsat Corp is required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, which, as of September 30, 2006 on an annual basis was 0.375%. As of September 30, 2006, Intelsat Corp had outstanding letters of credit of $54.6 million and the revolving credit facility was undrawn. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. Availability under the revolving credit facility was $195.4 million at September 30, 2006. The revolving credit facility is available on a revolving basis from July 3, 2006 and terminating six years later. Any amounts borrowed under the revolving credit facility would bear interest at LIBOR plus 2.125% as of September 30, 2006, although this interest rate is subject to adjustment based on Intelsat Corp’s total leverage ratio.

On May 30, 2006, PanAmSat Holdco commenced the Tender Offer to purchase any and all of its outstanding $416.0 million aggregate principal amount at maturity ($289.5 million accreted principal amount at March 31, 2006) 10 3/8% discount notes for cash. In connection with the Tender Offer, PanAmSat Holdco also solicited the consent of the holders of the 10 3/8% discount notes to amend the indenture governing the 10 3/8% discount notes to, among other things, eliminate substantially all of the restrictive covenants, certain events of default and certain other provisions contained in that indenture. The amendment to the indenture governing the 10 3/8% discount notes was approved by the requisite holders of the 10 3/8% discount notes on June 14, 2006 and entered into upon the consummation of the Tender Offer on July 3, 2006, at which time approximately 99.65% of the outstanding 10 3/8% discount notes were repurchased by PanAmSat Holdco. The 10 3/8% discount notes not tendered to PanAmSat Holdco in the Tender Offer, or approximately $1.5 million aggregate principal amount, were repurchased by PanAmSat Holdco on August 29, 2006.

Prior to and immediately after the purchase, Intelsat Bermuda extended to PanAmSat Holdco the Intelsat Bermuda Loan in an aggregate principal amount at the time of borrowing equal to approximately $1,281.4 million, the proceeds of which were used by PanAmSat Holdco to fund a portion of the purchase price of the PanAmSat acquisition and to fund the purchase of substantially all of the 10 3/8% discount notes tendered in the Tender Offer, plus related fees, referred to collectively as the Tender Amount.

The Acquisition Transactions and the Transfer Transactions

In 2005, we incurred substantial debt, with payments to service this indebtedness substantially increasing our liquidity requirements as compared to prior years. In connection with the Acquisition Transactions, Intelsat Bermuda issued the acquisition finance notes, which are comprised of $1.0 billion of Floating Rate Senior Notes due 2012, $875.0 million of 8 1/4% Senior Notes due 2013 and $675.0 million of 8 5/8% Senior Notes due 2015, and entered into our prior senior secured credit facilities. These floating rate notes bear interest at the LIBOR rate plus 487.5 basis points and the interest rate resets every six months. The interest rate on these notes increased to 10.484% on July 15, 2006, the most recent reset date. Our prior senior secured credit facilities, which were the obligations of Intelsat Sub Holdco, were comprised of a $350.0 million term loan facility maturing in July 2011 and a $300.0 million revolving credit facility maturing in January 2011. On February 28, 2005, Intelsat Bermuda borrowed $200.0 million under the prior $350.0 million term loan facility to fund the repayment at maturity of the $200.0 million outstanding 2005 Eurobond Notes. Following the Transfer Transactions, Intelsat Sub Holdco became the obligor, and Intelsat Bermuda a guarantor, of each of the acquisition finance notes and the prior senior secured credit facilities. In connection with the PanAmSat Acquisition Transactions, Intelsat Sub Holdco’s prior senior secured credit facilities were terminated without penalty, and all outstanding balances, plus accrued interest, were paid to the previous credit facility lenders on July 3, 2006.

On February 11, 2005, Finance Co. and Intelsat, Ltd. issued $478.7 million in aggregate principal amount at maturity of the discount notes, which yielded $305.3 million of proceeds at issuance. The discount notes have no cash interest requirement for the first five years. In connection with the Transfer Transactions, Finance Co. was amalgamated with Intelsat Bermuda and Intelsat Bermuda became an obligor on the discount notes. In connection with the PanAmSat Acquisition Transactions, Intelsat Bermuda transferred the discount notes to Intermediate Holdco, Intermediate Holdco became an obligor on the discount notes, Intelsat Bermuda became a guarantor of the discount notes and confirmed its guarantee of the acquisition finance notes, and Intermediate Holdco became a guarantor of the acquisition finance notes.

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

Contracted Backlog

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog is our expected actual future revenue under customer contracts, and includes both non-cancelable contracts and contracts that are cancelable. Our backlog was approximately $3.8 billion as of December 31, 2005 and $8.0 billion as of September 30, 2006. This backlog and the predictable level of non-cash depreciation expense in the fixed satellite services sector reduce the volatility of the net cash provided by operating activities more than would be typical for a firm outside our industry. However, we may have unplanned projects requiring significant capital expenditures or our capital requirements may be greater than we currently anticipate. Accordingly, we may be required to seek additional external financing to fund any unanticipated capital expenditures. In addition, the ongoing consolidation in the fixed satellite services (“FSS”) sector may require that we obtain funding for currently unplanned strategic transactions.

Satellite Construction and Launch Commitments

As of September 30, 2006, we had approximately $381 million of expenditures remaining under existing satellite construction contracts and satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of September 30, 2006, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

On April 12, 2005, Intelsat Corp entered into an agreement for the construction of PAS-11, which will be located at 43 degrees west longitude and will serve as a replacement for our PAS-6B Ku-band satellite and the C-band portion of our PAS-3R satellite. In July 2005, Intelsat Corp signed an agreement for the launch of this satellite originally scheduled for first quarter of 2007. Additionally, Intelsat Corp has an agreement with one of its major customers for the funding of a portion of the capital expenditures necessary to construct and launch PAS-11 in this timeframe. Such funding represents an obligation when it is received from the customer. As of September 30, 2006, the obligation related to funding from this customer is approximately $73.4 million. This obligation is scheduled to be repaid to the customer over a three-year period beginning in October of 2006. Within the consolidated balance sheet as of September 30, 2006, $42.5 million of this obligation was recorded within short-term accounts payable and accrued liabilities, while the remainder of $30.9 million was recorded within other long-term liabilities. As a result of anticipated delays that we have recently been informed of by one of our launch providers, the PAS-11 satellite is currently anticipated to be launched in the third quarter of 2007.

On December 5, 2005, Intelsat Corp entered into agreements with the same customer and with the manufacturer of our PAS-11 satellite, which, among other things, allows the customer to procure directly from the manufacturer long- lead items that could be used for the construction of a replacement satellite for PAS-11 on an expedited basis, if needed. Pursuant to the agreement with the customer, Intelsat Corp would be required to construct and launch a replacement for PAS-11 in the event of a launch failure or other significant health related issue impacting PAS-11’s Ku-band transponders within two years after completion of its in-orbit testing. This customer has leased all of the Ku-band capacity on PAS-11 and would be required to lease all of the Ku-band capacity on a replacement satellite for PAS-11, if such replacement satellite is required.

Our cost of satellite construction includes an element of deferred consideration to satellite manufacturers referred to as satellite performance incentives. We are contractually obligated to make these payments over the lives of the satellites, provided the satellites continue to operate in accordance with contractual specifications. We capitalize the present value of these payments as part of the cost of the satellites and record a corresponding liability to the satellite manufacturers. This asset is amortized over the useful lives of the satellites and the liability is reduced as the payments are made. Our total satellite performance incentive payment liability was $43.4 million as of December 31, 2005 and $156.1 million as of September 30, 2006.

We were recently informed by one of our launch providers, Sea Launch Company, L.L.C., of anticipated launch delays with respect to certain of our satellites. As a result, the dates on which we now expect to launch certain of our satellites are as follows: Galaxy 17—the second quarter of 2007; PAS 11 and Galaxy 18— the third quarter of 2007; IA-9—the third quarter of 2008; and Horizons-2—the fourth quarter of 2008. The launch delays may also affect consulting services we provide to third party customers and the timing of revenue recognition and costs associated with these consulting services. While we are still evaluating the impact of these launch delays, we do not believe that they will have a material adverse effect on our business or financial condition and results of operations. However, there can be no assurance that there will not be further delays in the launching of these satellites.

Commitments and Contingencies

The following table sets forth our contractual obligations and capital and certain other commitments as of September 30, 2006 and the expected year of payment.

	Payments Due By Year
Contractual Obligations	4 Q 2006	2007	2008	2009	2010	2011 and beyond	Total
	(in thousands)
Intelsat, Ltd.:
6 1/2% Senior Notes Due 2013—Principal Payment	—	—	—	—	—	$700,000	$700,000
6 1/2% Senior Notes Due 2013—Interest Payment	—	45,500	43,750	43,750	43,750	131,250	308,000
7 5/8% Senior Notes due 2012—Principal Payment	—	—	—	—	—	600,000	600,000
7 5/8% Senior Notes Due 2012—Interest Payment	—	45,750	45,750	45,750	45,750	68,625	251,625
5 1/4% Senior Notes due 2008—Principal Payment	—	—	400,000	—	—	—	400,000
5 1/4% Senior Notes Due 2008—Interest Payment	—	21,000	21,000	—	—	—	42,000

Total Intelsat, Ltd. contractual obligations	$—	$112,250	$510,500	$89,500	$89,500	$1,499,875	$2,301,625

Intelsat Sub Holdco:
Floating Rate Senior Notes due 2012—Principal Payment	—	—	—	—	—	$1,000,000	$1,000,000
Floating Rate Senior Notes Due 2012—Interest Payment	—	107,258	109,238	111,517	114,052	176,003	618,069
8 1/4% Senior Notes Due 2013—Principal Payment	—	—	—	—	—	875,000	875,000
8 1/4% Senior Notes Due 2013—Interest Payment	—	72,188	72,188	72,188	72,188	180,469	469,219
8 5/8% Senior Notes Due 2015—Principal Payment	—	—	—	—	—	675,000	675,000
8 5/8% Senior Notes Due 2015—Interest Payment	—	58,219	58,219	58,219	58,219	261,984	494,859

Total Intelsat Sub Holdco Notes	—	237,665	239,644	241,924	244,458	3,168,457	4,132,148
Senior Secured Credit Facility—Principal Payments	—	3,448	3,448	3,448	3,448	330,960	344,750
Senior Secured Credit Facility—Interest	6,761	27,135	27,751	28,152	28,708	79,941	198,447
Senior Secured Credit Facility—fees	383	1,426	1,331	1,236	1,141	1,719	7,235

Senior secured credit facilities	7,144	32,008	32,529	32,835	33,296	412,620	550,432
Capital Leases	2,300	9,200	9,200	3,816	—	—	24,516
Lockheed Martin Corporation note—principal payment	—	5,000	5,000	5,000	5,000	—	20,000
Lockheed Martin Corporation note—interest payment	—	1,592	2,054	2,547	3,076	—	9,269

Capital Leases and Lockheed Martin Corporation Note	2,300	15,792	16,254	11,364	8,076	—	53,786
Capital commitments	9,762	47,908	75,350	50,112	12,336	32,008	227,476
Operating leases	5,741	11,088	6,321	4,599	3,332	18,311	49,392

Total Intelsat Sub Holdco contractual obligations	$24,947	$344,461	$370,098	$340,833	$301,498	$3,631,396	$5,013,233

Intermediate Holdco:
9 1/4% Senior Discount Notes Due 2015—Principal Payment	—	—	—	—	—	479	479
9 1/4% Senior Discount Notes Due 2015—Interest Payment	—	—	—	—	22	199	221

Total Intermediate Holdco contractual obligations	$—	$—	$—	$—	$22	$678	$700

Intelsat Bermuda:
Floating Rate Senior Notes Due 2013—Principal Payment	—	—	—	—	—	260,000	260,000
Floating Rate Senior Notes Due 2013—Interest Payment	13,871	31,106	31,633	32,292	32,951	84,026	225,880
11 1/4% Senior Notes Due 2016—Principal Payment	—	—	—	—	—	1,330,000	1,330,000
11 1/4% Senior Notes Due 2016—Interest Payment	67,331	149,625	149,625	149,625	149,625	822,938	1,488,769
9 1/4% Senior Notes Due 2016—Principal Payment	—	—	—	—	—	750,000	750,000
9 1/4% Senior Notes Due 2016—Interest Payment	31,219	69,375	69,375	69,375	69,375	381,563	690,281
Senior Unsecured Credit Facility—Principal Payment	—	—	—	—	—	600,000	600,000
Senior Unsecured Credit Facility—Interest Payment	17,250	67,500	67,500	67,500	67,500	354,375	641,625

Total Intelsat Bermuda contractual obligations	$129,671	$317,606	$318,133	$318,792	$319,451	$4,582,901	$5,986,555

	Payments Due By Year
Contractual Obligations	4 Q 2006	2007	2008	2009	2010	2011 and beyond	Total
	(in thousands)
Intelsat Corp:
Senior Secured Credit Facility—Principal payment	—	51,942	60,840	87,533	87,533	1,703,162	1,991,010
9% Senior Notes Due 2016—Term Principal payment	—	—	—	—	—	575,000	575,000
9% Senior Notes Due 2016—Interest payment	12,937	51,750	51,750	51,750	51,750	282,469	502,406
9% Senior Notes Due 2014—Principal payment	—	—	—	—	—	656,320	656,320
9% Senior Notes Due 2014—Interest payment	14,771	59,085	59,085	59,085	59,085	214,183	465,294
6 3/8% Senior Notes Due 2008—Principal payment	—	—	150,000	—	—	—	150,000
6 3/8% Senior Notes Due 2008—Interest payment	2,391	9,563	398	—	—	—	12,352
6 7/8% Senior Notes Due 2028—Principal payment	—	—	—	—	—	125,000	125,000
6 7/8% Senior Notes Due 2028—Interest payment	2,148	8,594	8,594	8,594	8,594	146,451	182,975
8 1/2% Senior Notes Due 2012—Principal payment	—	—	—	—	—	1,190	1,190
8 1/2% Senior Notes Due 2012—Interest payment	25	101	101	101	101	110	539
Senior Secured Credit Facility—Interest payment	37,285	148,322	153,502	150,844	152,583	469,393	1,111,929
Senior Secured Credit Facility—Fees	183	733	886	936	936	1,638	5,312
Letter of Credit Fees	289	1,151	8	8	8	2	1,466

Total Intelsat Corp debt	$70,029	$331,241	$485,164	$358,851	$360,590	$4,174,918	$5,780,793
Satellite Construction and Launch Contracts	44,433	83,703	5,509	1,034	1,123	17,649	153,451
Satellite Incentive Obligations	3,569	14,811	14,348	13,586	10,637	60,857	117,808
Performance Incentive Interest Obligations	3,197	10,833	9,290	7,862	6,546	24,569	62,297
Horizons Contributions Obligation	—	—	13,422	12,958	8,295	—	34,675
Operating Leases	1,157	4,279	4,063	3,699	3,724	3,651	20,573
Customer and Vendor Contracts	25,192	60,152	62,852	10,725	11,350	20,237	190,508

Total Intelsat Corp Contractual obligations	$147,577	$655,019	$444,648	$408,715	$402,265	$4,301,881	$6,360,105
Total Intelsat Contractual Obligations	$302,195	$1,279,336	$1,793,370	$1,157,841	$1,112,736	$14,016,731	$19,662,219

Capital Expenditures

Our capital expenditures depend on the requirements of our business to replenish satellite capacity, and on means by which we pursue our business strategies and seek to respond to opportunities and trends in our industry. Our actual capital expenditures may differ from our expected capital expenditures, if among other things, we enter into any currently unplanned strategic transactions. Levels of capital spending from one year to the next are also influenced by the nature of the satellite life cycle and by the capital-intensive nature of the satellite industry. For example, we incur significant capital expenditures during the years in which we have satellites under construction. We typically procure a new satellite within a timeframe that would allow the satellite to be deployed at least one year prior to the end of the orbital maneuver life of the satellite to be replaced. As a result, we frequently experience significant variances in our capital expenditures from year to year.

Payments for satellites and other property and equipment during the nine months ended September 30, 2006 included $65.0 million for capital expenditures. We currently have orders out for six satellites which will be built over a period of two years and five of which will be launched by the end of 2007. For the remainder of 2006, we expect our remaining capital expenditures to be approximately $85 million, mostly related to the construction and launch activities of our IA-9 satellite and $2.1 million in integration related activities. We intend to fund these requirements through cash on hand, cash provided by operating activities and, if necessary, borrowings under the revolving facility of the senior secured credit facilities.

Disclosures about Market Risk

As of September 30, 2006, we had obligations related to our long-term debt agreements. These financial instruments are discussed further in Note 11 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

We are subject to interest rate and related cash flow risk in connection with the Intelsat Sub Holdco floating rate senior notes due 2012 issued in January 2005 and the Intelsat Bermuda floating rate senior notes due 2013 issued in July 2006, both with floating rates that reset every six months. In addition, any borrowings under our senior secured credit facilities entered into by Intelsat Sub Holdco and Intelsat Corp and under our new senior unsecured credit facility entered into by Intelsat Bermuda are subject to interest rate resets on a periodic basis. Our interest rate on the Intelsat Sub Holdco floating rate senior notes increased to 10.484% on July 15, 2006, an increase of 268 basis points since issuance. Any changes in interest rates on the floating rate debt will impact our results of operations and cash flows.

Presented below is an analysis of our financial instruments as of September 30, 2006 that are sensitive to changes in interest rates. The table demonstrates the change in market value of the instruments calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points, or BPS, 100 BPS and 150 BPS. With respect to our fixed-rate debt, the sensitivity table below illustrates “market values,” or the price at which the debt would trade should interest rates fall or rise in the range indicated, assuming similar terms and similar assessment of risk by our lenders. With respect to our $1.0 billion floating rate senior notes that were issued in January 2005, an increase or decrease of 100 BPS to our current interest rate would increase or decrease our interest expense by $10 million. Market values are determined using market rates on comparable instruments as of September 30, 2006. This sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of certain of our financial instruments. The actual impact of market interest rate changes on our financial instruments may differ significantly from the impact shown in the sensitivity analysis.

	Interest Rate Risk (in millions) as of September 30, 2006
	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value	(50 BPS)	(100 BPS)	(150 BPS)
Intelsat SubHoldco:
$1 billion principal floating rate senior notes due 01/15/12	$1,016.8	$1,015.4	$1,013.9	$1,012.5	$1,011.1	$1,009.6	$1,008.2
$875 million principal 8.25% senior notes due 01/15/13	$952.1	$929.0	$906.6	$884.8	$863.7	$843.2	$823.4
$675 million principal 8.625% senior notes due 01/15/15	$754.6	$732.3	$710.8	$690.2	$670.3	$651.1	$632.7
$344.8 million principal 7.62% senior secured term loan due 07/03/12	$349.1	$348.6	$348.2	$347.8	$347.3	$346.9	$346.5
$355.9 million principal 7.495% senior secured term loan due 07/15/13	$360.1	$359.8	$359.4	$359.0	$358.7	$358.3	$357.9
Intermediate Holdco:
$478.7 million principal 9.25% senior notes due 02/15/15	$374.0	$364.3	$354.9	$345.9	$337.1	$328.7	$320.5
Intelsat Bermuda:
$260 million principal floating rate senior notes due 06/15/13	$275.8	$274.9	$273.9	$273.0	$271.2	$272.9	$270.2
$1.33 billion principal 11.25% senior notes due 06/15/16	$1,547.5	$1,500.8	$1,456.1	$1,413.1	$1,371.9	$1,332.3	$1,294.3
$750 million principal 9.25% senior notes due 06/15/16	$869.5	$841.3	$814.3	$788.4	$763.6	$739.9	$717.1
$600 million principal senior unsecured loan due 06/15/16	$604.8	$604.2	$603.6	$603.0	$602.4	$601.8	$601.2
Intelsat Ltd.:
$700 million principal 6.5% senior notes due 11/01/13	$605.1	$588.9	$573.3	$558.3	$543.7	$529.5	$515.9
$600 million principal 7.625% senior notes due 04/15/12	$562.0	$549.8	$538.0	$526.5	$515.3	$504.4	$493.7
$400 million principal 5.25% senior notes due 11/01/08	$395.8	$392.0	$388.2	$384.5	$380.8	$377.2	$373.6
Intelsat Corp:
$656.3 million principal 9.0% senior notes due 08/15/14	$737.8	$717.0	$697.0	$677.7	$659.0	$641.0	$623.6
$575 million principal 9.0% senior notes due 06/15/16	$653.3	$632.1	$611.8	$592.3	$573.6	$555.6	$538.5
$150 million principal 6.375% senior notes due 01/15/08	$152.4	$151.5	$150.5	$149.6	$148.7	$147.8	$146.9
$125 million principal 6.875% senior notes due 01/15/28	$127.8	$121.0	$114.6	$108.8	$103.3	$98.3	$93.7
$1.64 billion principal 7.87% senior secured term loan due 01/03/14	$1,644.2	$1,642.5	$1,640.8	$1,639.2	$1,637.5	$1,635.9	$1,634.2

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

Evaluation of Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in, and pursuant to, Rule 15d-15 of the Exchange Act, as of September 30, 2006 under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (the “CFO”). Because of a material weakness in our internal control over financial reporting related to financial reporting processes described below, our CEO and CFO concluded that as of September 30, 2006 our disclosure controls and procedures were not effective. However, as described below under “Remedial Efforts Related to the Material Weakness in Internal Control,” we are working to eliminate the weakness.

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

Remedial Efforts Related to the Material Weakness in Internal Control

In an effort to address the material weakness, since December 31, 2005 we have implemented, or are in the process of implementing, the following remedial steps:

•	We appointed Jeffrey Freimark as Chief Financial Officer effective in May 2006. Mr. Freimark is supervising the implementation of the steps described below.

•	We reestablished an internal audit function and engaged an international public accounting firm to perform internal audit services under an outsourcing arrangement. Our internal audit service provider is currently reviewing the new policies and procedures established to address the material weakness.

•	We have engaged consultants to assist our accounting and finance department with the management and implementation of controls surrounding our accounting processes.

•	We have hired additional experienced accounting personnel and expect to hire further experienced accounting personnel. We will continue to engage consultants to assist with the management and implementation of controls until we are fully staffed with permanent accounting personnel.

•	We continue to conduct the assessment and review of our accounting general ledger system to further identify changes that can be made to improve our overall control environment with respect to intercompany transactions and journal entries.

•	We have formalized the periodic account reconciliation process for all significant balance sheet accounts. We have implemented a formal review of these reconciliations by senior accounting management and our accounting consultants.

•	We have implemented improved procedures for reviewing and documenting support for journal entries. We expect to continue to refine these procedures throughout the remainder of 2006.

•	We have provided training to our finance and accounting personnel for timely and accurate preparation and management review of documentation to support our financial reporting and period-end close procedures. We expect to continue this training for existing and newly hired accounting personnel.

Other Changes in Internal Control over Financial Reporting

Other than as discussed above, no other changes occurred during the quarter ended September 30, 2006 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal proceedings

We are subject to litigation in the normal course of business, but we do not believe that the resolution of any pending proceedings will have a material impact on our financial position or results of operations.

Two putative class action complaints that were filed against Intelsat, Ltd. and Intelsat Global Service Corporation in 2004 in the U.S. District Court for the District of Columbia by certain named plaintiffs who are Intelsat retirees, spouses of retirees or surviving spouses of deceased retirees were consolidated into a single case. The complaint, which has been amended several times, arose out of a resolution adopted by the governing body of our predecessor, the International Telecommunications Satellite Organization (the “IGO”), prior to privatization regarding medical benefits for retirees and their dependents. The plaintiffs allege that Intelsat wrongfully modified health plan terms to deny coverage to surviving spouses and dependents of deceased Intelsat retirees, thereby breaching the fiduciary duty obligations of the U.S. Employee Retirement Income Security Act of 1974, and the “contract” represented by the IGO resolution. In addition, the plaintiffs allege fraudulent misrepresentation and promissory estoppel. They seek a declaratory ruling that putative class members would be entitled to unchanged health plan benefits in perpetuity, injunctive relief prohibiting any changes to these benefits, a judgment in the amount of $112.5 million, compensatory and punitive damages in the amount of $1 billion, and attorneys’ fees and costs. The court has granted our motion to dismiss most of the fraud claims, although in subsequent amendments plaintiffs have restated them. The court authorized very limited discovery, which is underway, and we filed a motion for summary judgment on January 31, 2006. The plaintiffs’ response was filed on February 27, 2006, and our reply was filed on March 21, 2006. The plaintiffs also filed a motion for partial summary judgment on March 23, 2006, seeking a ruling that we may not rely as a defense upon the immunity of our predecessor IGO, and we filed our opposition to the motion for partial summary judgment on April 11, 2006. The plantiffs filed their reply to Intelsat’s opposition on April 24, 2006.

It is our position that the IGO resolution does not create obligations that are enforceable against Intelsat, Ltd. or Intelsat Global Service Corporation. We intend to continue to defend vigorously against all allegations made in the amended and consolidated complaint.

Item 1A.	Risk Factors

No material changes in the risks related to our business have occurred since we filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 on August 14, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Document Description
2.1	Merger Agreement, dated as of August 28, 2005, by and among Intelsat (Bermuda), Ltd., Proton Acquisition Corporation and PanAmSat Holding Corporation (incorporated by reference to Exhibit 2.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on August 30, 2005).

3.1	Amended and Restated Bye-laws of Intelsat, Ltd.

4.1	Second Supplemental Indenture, dated as of July 3, 2006, by and among Intelsat (Bermuda), Ltd., Intelsat Intermediate Holding Company, Ltd., Intelsat Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 of Intelsat Intermediate Holding Company, Ltd.’s Registration Statement on Form S-4, File No. 333-136193, filed on July 31, 2006).

4.2	Third Supplemental Indenture, dated as of July 3, 2006, by and among Intelsat (Bermuda), Ltd., Intelsat Intermediate Holding Company, Ltd., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.6 of Intelsat Intermediate Holding Company, Ltd.’s Registration Statement on Form S-4, File No. 333-136193, filed on July 31, 2006).

4.3	Fifth Supplemental Indenture, dated as of July 3, 2006, by and among Intelsat (Bermuda), Ltd., Intelsat Intermediate Holding Company, Ltd., Intelsat Subsidiary Holding Company, Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.20 of Intelsat Intermediate Holding Company, Ltd.’s Registration Statement on Form S-4, File No. 333-136193, filed on July 31, 2006).

4.4	Indenture, dated as of July 3, 2006, by and among Intelsat (Bermuda), Ltd., Intelsat, Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 10, 2006).

4.5	Form of Original Floating Rate Senior Notes due 2013 (included in Exhibit 4.4).

4.6	Form of Original 11 1/4% Senior Notes due 2016 (included in Exhibit 4.4).

4.7	Form of Floating Rate Senior Notes due 2013 (included in Exhibit 4.4).

4.8	Form of 11 1/4% Senior Notes due 2016 (included in Exhibit 4.4).

4.9	Registration Rights Agreement, dated as of July 3, 2006, among Intelsat (Bermuda), Ltd., Intelsat, Ltd., Deutsche Bank Securities Inc., Lehman Brothers Inc., Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.3 to Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 10, 2006).

4.10	Indenture, dated as of July 3, 2006, by and among Intelsat (Bermuda), Ltd., Intelsat, Ltd., the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association (included by reference to Exhibit 4.2 to Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 10, 2006).

4.11	Form of Original 9 1/4% Senior Notes due 2016 (included in Exhibit 4.10).

4.12	Form of 9 1/4% Senior Notes due 2016 (included in Exhibit 4.10).

4.13	Registration Rights Agreement, dated as of July 3, 2006, among Intelsat (Bermuda), Ltd., Intelsat, Ltd. the Subsidiary Guarantors named therein and Deutsche Bank Securities Inc., Lehman Brothers Inc., Credit Suisse Securities (USA) LLC, and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.4 to Intelsat, Ltd.’s Report on Form 8-K, file No. 000-50262, filed on July 10, 2006).

4.14	Indenture, dated as of July 3, 2006, by and among Intelsat Corporation (formerly known as PanAmSat Corporation), the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of Intelsat Holding Corporation’s Report on Form 8-K, file No. 001-32456, filed on July 10, 2006).

4.15	Form of Original 9% Senior Notes due 2016 (included in Exhibit 4.14).

4.16	Form of 9% Senior Notes due 2016 (included in Exhibit 4.14).

4.17	Registration Rights Agreement, dated as of July 3, 2006, by and among Intelsat Corporation (formerly known as PanAmSat Corporation), the Subsidiary Guarantors and Deutsche Bank Securities Inc., Lehman Brothers Inc., Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 of Intelsat Holding Corporation’s Report on Form 8-K, File No. 001-32456, filed on July 10, 2006).

4.18	Indenture, dated August 20, 2004, among Intelsat Corporation (formerly known as PanAmSat Corporation), the Guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of Intelsat Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, File No. 000-22531, filed on November 15, 2004).

10.1	Credit Agreement dated as of July 3, 2006 among Intelsat Subsidiary Holding Company, Ltd., Intelsat Intermediate Holding Company, Ltd. and the other parties named therein (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 10, 2006).

10.2	Monitoring Fee Agreement, dated as of July 3, 2006, between Intelsat (Bermuda), Ltd. Apax Europe V GP Co. Limited and Apax Partners, L.P., Apollo Management V, L.P., MDP Global Investors Limited and Permira Advisers, LLC (incorporated by reference to Exhibit 10.32 of Intelsat Intermediate Holding Company, Ltd.’s Registration Statement on Form S-4, File No. 333-136193, filed on July 31, 2006).

10.3	Employment Agreement, dated as of June 28, 2006, by and among Intelsat Holdings, Ltd., Intelsat, Ltd. and Joseph Wright, Jr. (incorporated by reference to Exhibit 10.38 of Intelsat Intermediate Holding Company, Ltd.’s Amendment 1 to Registration Statement on Form S-4, File No. 333-136193, filed on August 4, 2006).

10.4	Employment Agreement, dated as of May 18, 2006, between Intelsat Holdings, Ltd. and James Frownfelter (incorporated by reference to Exhibit 10.39 of Intelsat Intermediate Holding Company, Ltd.’s Amendment 1 to Registration Statement on Form S-4, File No. 333-136193, filed on August 4, 2006).

10.5	Senior Bridge Loan Credit Agreement, dated as of July 3, 2006, among Intelsat (Bermuda), Ltd. and the other parties named therein (incorporated by reference to Exhibit 10.2 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 10, 2006).

10.6	Amendment Agreement (relating to Credit Agreement), dated as of July 3, 2006, by and among Intelsat Corporation (formerly known as PanAmSat Corporation) and the other parties named therein (incorporated by reference to Exhibit 10.1 of Intelsat Holding Corporation’s Report on Form 8-K, file No. 001-32456, filed on July 10, 2006).

10.7	Credit Agreement, dated as of August 20, 2004, as amended and restated as of March 22, 2005, as further amended and restated as of July 3, 2006, among Intelsat Corporation (formerly known as PanAmSat Corporation) and the other parties named therein (incorporated by reference to Exhibit 10.2 of Intelsat Holding Corporation’s Report on Form 8-K, file No. 001-32456, filed on July 10, 2006).

10.8	Share Option Agreement, dated April 1, 2006, by and among Intelsat Holdings, Ltd. and Jeffrey Freimark.

10.9	Share Option Agreement, dated July 3, 2006, by and among Intelsat Holdings, Ltd. and Jeffrey Freimark.

10.10	Share Option Agreement, dated July 3, 2006, by and among Intelsat Holdings, Ltd. and Joseph Wright, Jr.

10.11	Share Option Agreement, dated July 3, 2006, by and among Intelsat Holdings, Ltd. and James Frownfelter.

10.12	Form of Share Option Agreement under Intelsat Holdings, Ltd. 2005 Share Incentive Plan.

10.13	Amendment No. 1 and Acknowledgment, effective as of July 3, 2006, to Employment Agreement, dated as of March 16, 2006, by and among Intelsat Holdings, Ltd., Intelsat, Ltd. and Jeffrey Freimark (incorporated by reference to Exhibit 10.43 of Intelsat Intermediate Holding Company, Ltd.’s Amendment 1 to Registration Statement on Form S-4, File No. 333-136193, filed on August 4, 2006).

10.14	Amendment No. 2, effective as of October 26, 2006, to Employment Agreement, as amended, dated as of March 16, 2006, by and among Intelsat Holdings, Ltd., Intelsat, Ltd. and Jeffrey Freimark.

10.15	Amendment, dated July 3, 2006, to Employment Agreement, dated as of June 28, 2006, by and among Intelsat Holdings, Ltd. and Joseph Wright, Jr.

10.16	Amendment, dated July 3, 2006, to Employment Agreement, dated as of May 18, 2006, by and among Intelsat Holdings, Ltd. and James Frownfelter.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT, LTD.

By	/S/ DAVID MCGLADE
David McGlade Chief Executive Officer
Date: November 14, 2006

By	/S/ JEFFREY P. FREIMARK
Jeffrey P. Freimark Chief Financial Officer
Date: November 14, 2006