Form 10-K
period 2006-12-31
INTELSAT LTD
filed 2007-04-02
CIK 1156871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

As of March 30, 2007, 12,000 common shares, par value $1.00 per share, were outstanding.

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

When used in this Annual Report, the words “may,” “will,” “ might,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “intend,” “potential,” “outlook” and “continue,” and the negative of these terms, and other similar expressions are intended to identify forward-looking statements and information. Examples of these forward-looking statements include, but are not limited to, statements regarding the following: our goal to sustain our leadership position in the fixed satellite services, or FSS, sector and enhance our free cash flow; our plan to expand the broadcast communities on selected satellites in our fleet; our belief that the direct-to-home transmission of television programming via satellite could contribute to future growth in the demand for satellite services as programmers seek to add programming to established networks and as new networks develop; our intent to continue to evaluate and pursue strategic transactions that can broaden our customer base, provide enhanced geographic presence, provide complementary technical and commercial capabilities, further utilize our infrastructure, modify our service application mix, and create operational efficiencies; our belief that our corporate network customers increasingly require managed solutions best addressed by a network that combines space and terrestrial infrastructure; our expectation that the FSS sector will experience relatively flat to moderate growth over the next few years; with respect to video contribution, our intent to expand our hybrid infrastructure to grow our business; our expectation that growth in high-definition television programming will increase the demand for wholesale satellite capacity; the trends that we believe will impact our revenue and operating expenses in the future; our intent to utilize our enhanced North American coverage as a result of the Intelsat Americas Transaction, as defined in this Annual Report; our expectation that the positive impact of the Intelsat Americas Transaction on our revenue will continue; our current assessment as to how long the G-27 satellite should be able to provide service on its transponders; our belief that the chances of an anomaly on the G-26 and IS-8 satellites similar to that on the G-27 satellite are low; our belief that there is no connection between the IS-804 satellite anomaly and the IS-802 and G-27 satellite anomalies and that the risk of an anomaly occurring to any one of our LM 7000 series satellites similar to the ones that caused the IS-804 and the IS-802 satellite anomalies is low; our current expectation that the G-27 satellite anomaly and the total loss of the IS-804 satellite will not result in the acceleration of capital expenditures to replace the G-27 and IS-804 satellites, respectively; our plans for satellite launches in the near term; our expected capital expenditures in 2007 and during the next several years; our belief that our balanced geographic mix provides some protection from adverse regional economic conditions; the impact on our financial position or results of operations of pending legal proceedings; our intent to utilize our enhanced capabilities as a result of the COMSAT General Transaction, as defined in this Annual Report, to strengthen our position in the government customer sector; our belief that the COMSAT General Transaction will positively impact our revenue from lease services; and the impact of the Acquisition Transactions, the Transfer Transactions and the PanAmSat Acquisition Transactions, each as defined in this Annual Report.

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward looking statements:

•	risks associated with operating our in-orbit satellites;

•	satellite launch failures, satellite launch and construction delays and in-orbit failures or reduced performance;

•	our ability to obtain new satellite insurance policies on commercially reasonable terms or at all;

•	possible future losses on satellites that are not adequately covered by insurance;

•	domestic and international government regulation;

•	changes in our revenue backlog or expected revenue backlog for future services;

•	pricing pressure and overcapacity in the markets in which we compete;

•	inadequate access to capital markets;

•	competition;

•	customer defaults on their obligations owed to us;

•	our international operations and other uncertainties associated with doing business internationally;

•	litigation; and

•	other risks discussed under Item 1A—Risk Factors.

The forward-looking statements made in this Annual Report reflect our intentions, plans, expectations, assumptions and beliefs about future events. These forward-looking statements speak only as of their dates and are not guarantees of future performance or results and are subject to risks, uncertainties and other factors, many of which are outside of our control. These factors could cause actual results or developments to differ materially from the expectations expressed or implied in the forward-looking statements and include known and unknown risks. Known risks include, among others, the risks discussed in Item 1A—Risk Factors, the political, economic and legal conditions in the markets we are targeting for communications services or in which we operate and other risks and uncertainties inherent in the telecommunications business in general and the satellite communications business in particular.

In connection with our acquisition of PanAmSat as described in this Annual Report under Item 1—Business—The Acquisition Transactions and the PanAmSat Acquisition Transactions, factors that may cause results or developments to differ materially from the forward-looking statements made in this Annual Report include, but are not limited to:

•	our substantial level of indebtedness following consummation of the PanAmSat Acquisition Transactions;

•	certain covenants in our debt agreements following consummation of the PanAmSat Acquisition Transactions;

•	the ability of our subsidiaries to make distributions to us in amounts sufficient to make required interest and principal payments;

•	a change in the health of, or a catastrophic loss during the in-orbit operations of, one or more of, the PanAmSat satellites acquired in connection with the PanAmSat Acquisition Transactions;

•	the failure to achieve our strategic objectives for the acquisition of PanAmSat; and

•	the failure to successfully integrate or to obtain expected synergies from our acquisition of PanAmSat on the expected timetable or at all.

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

SATELLITE NAME CHANGES

As indicated in the chart below, we recently renamed 16 of our satellites, including certain of the PanAmSat satellites that we acquired in connection with the PanAmSat Acquisition Transactions. Unless the context requires otherwise, references to satellites in this Annual Report refer to the new names which became effective on February 1, 2007.

Location	Previous Name	New Name Effective February 1, 2007	Acronym
129°W	IA-7	Galaxy 27	G-27
121°W	IA-13	Galaxy 23	G-23
97°W	IA-5	Galaxy 25	G-25
93°W	IA-6	Galaxy 26	G-26
89°W	IA-8	Galaxy 28	G-28
58°W	PAS-9	Intelsat 9	IS-9
45°W	PAS-1R	Intelsat 1R	IS-1R
43°W	PAS-3R	Intelsat 3R	IS-3R
43.1°W	PAS-6B	Intelsat 6B	IS-6B
26.15°E	PAS-5	Intelsat 5	IS-5
45°E	PAS-12	Intelsat 12	IS-12
68.65°E	PAS-7	Intelsat 7	IS-7
68.5°E	PAS-10	Intelsat 10	IS-10
72°E	PAS-4	Intelsat 4	IS-4
166°E	PAS-8	Intelsat 8	IS-8
169°E	PAS-2	Intelsat 2	IS-2

PART I

Item 1.	Business

In this Annual Report, unless otherwise indicated or the context otherwise requires, (1) the terms “we,” “us,” “our” and “the company” refer to Intelsat, Ltd. and its currently existing subsidiaries on a consolidated basis, (2) the term “Intelsat Bermuda” refers to Intelsat (Bermuda), Ltd., Intelsat, Ltd.’s direct wholly owned subsidiary, (3) the term “Intermediate Holdco” refers to Intelsat Intermediate Holding Company, Ltd., Intelsat Bermuda’s direct wholly owned subsidiary, (4) the term “Intelsat Sub Holdco” refers to Intelsat Subsidiary Holding Company, Ltd., Intermediate Holdco’s direct wholly owned subsidiary, (5) the term “Intelsat Holdings” refers to our parent, Intelsat Holdings, Ltd., (6) the term “PanAmSat Holdco” refers to Intelsat Holding Corporation, formerly known as PanAmSat Holding Corporation, (7) the terms “PanAmSat Opco” and “Intelsat Corp” refer to Intelsat Corporation, formerly known as PanAmSat Corporation, (8) the term “PanAmSat” refers to PanAmSat Holdco and its subsidiaries on a consolidated basis and (9) the term “PanAmSat Acquisition Transactions” refers to our acquisition of PanAmSat and the related transactions discussed under Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the PanAmSat Acquisition Transactions. We refer to our purchase of the North American satellites and related customer contracts and other assets from Loral Space & Communications Corporation and certain of its affiliates in March 2004 as the Intelsat Americas Transaction. In this Annual Report, unless the context otherwise requires, all references to transponder capacity or demand refer to transponder capacity or demand in the C-band and Ku-band only.

Our Company

We are the largest provider of fixed satellite services worldwide and a leading provider of these services to each of the media, network services and government customer sectors. Founded in 1964, we have provided communications capacity for milestone events in the 20th century, including transmitting worldwide the video signals of the first moon walk, providing the “hot line” connecting the White House and the Kremlin and transmitting live television coverage of every Olympics since 1968.

Our goal is to connect people and businesses around the world with reliable, flexible and innovative communications services. We have a global fleet of 51 satellites and seven owned teleports and terrestrial facilities. We supply video, data and voice connectivity in over 200 countries and territories for over 1,800 customers, many of which we have had relationships with for over 30 years. Our business is diversified by service offering, customer group, satellite and geography, which reduces our market and operating risk. Our broad customer base accesses our capacity through our extensive service offerings, which include leased services, channel services and hybrid managed solutions combining satellite capacity and terrestrial facilities. Our customers include some of the world’s leading media and communications companies, multinational corporations, Internet service providers and government/military organizations.

We operate in an attractive, well-developed sector of the satellite communications industry which is benefiting from increasing demand for FSS capacity from both private industry and governments. The fixed satellite services, or FSS, sector is characterized by steady and predictable contracted revenue streams, high operating margins, strong free cash flows and long-term contractual commitments. We generate revenue primarily from leasing capacity on our satellites, which is generally contracted for periods of up to 15 years. Our backlog, which is our expected future revenue under our customer contracts, was approximately $8.1 billion as of December 31, 2006. For the year ended December 31, 2006 we generated revenue of $1.7 billion.

We have the largest, most flexible and one of the most reliable satellite fleets in the world, covering over 99% of the world’s population. We plan to maintain our combined fleet with a fully integrated satellite operations protocol which features two operations centers connected by redundant fiber resulting in a robust monitor and control system that we believe is unrivaled in our industry. The ground facilities used to monitor and control our satellites are complemented by a terrestrial network of teleports, points of presence and leased fiber links. Given the size and configuration of our fleet, we believe we have redundancy superior to other FSS operators as well as the ability to optimize capacity over our fleet replacement cycle, which should result in capital expense savings as retiring satellites will not necessarily need replacement on a one-for-one basis. Many of our satellites in orbital locations outside North America have steerable beams that can be reconfigured to provide different areas of coverage, and these satellites can be relocated to other orbital locations. The flexibility of our fleet allows us to respond quickly to changes in market conditions and customer demand in order to maximize our revenue and profitability.

We have invested heavily in our communications network over the past several years. Our combined company spent approximately $3.4 billion on 15 satellites launched since May 2001 in connection with our last satellite fleet renewal and deployment cycle, which was completed with the launch of our G-15 satellite in October 2005. The average remaining service life of our satellites was approximately nine years as of December 31, 2006, weighted on the basis of nominally available capacity for the 45 station-kept satellites of the 51 satellites we owned and operated at that time. Since October 2005, we have launched one satellite, and we have recently either accelerated or increased our capital expense plans due to new business opportunities with expected financial returns that meet our financial objectives.

The global FSS sector is expected to generate revenue of approximately $7.3 billion in 2007 according to NSR, a leading international market research and consulting firm specializing in satellite and wireless technology and applications. There are multiple growth areas that we believe will drive the continued expansion of the FSS industry. Primary examples include the increased transmission of high-definition television, or HDTV, signals, which require greater transmission capacity than standard definition signals, and the growing use by governments of commercial satellite capacity for civilian and military applications. Also, the demand for the large, cost-effective private corporate networks made possible through the combination of our satellite fleet’s broad geographic coverage and the use of small, low-cost terrestrial satellite terminals, commonly referred to as VSATs (very small aperture terminals), is expected to be a source of growth, especially in international markets where terrestrial networks are not well developed. Efforts by consumer communications companies to combine video services and telephony into a single platform, wired or mobile, should also benefit the FSS industry through increased requirements for the broadcast of video services to new and developing networks. In addition, the combination of our satellites and terrestrial facilities enables us to provide managed solutions to our customers, an area which has experienced rapid growth over the last several years, and which we believe will continue to offer growth opportunities within the industry. In total, C- and Ku-band transponder lease revenue in the FSS sector is expected to grow at a compound annual growth rate, or CAGR, of 3.8% from 2006 to 2011 according to NSR.

The Acquisition Transactions and the PanAmSat Acquisition Transactions

On January 28, 2005, Intelsat, Ltd. was acquired by Intelsat Holdings for total cash consideration of approximately $3.2 billion, with pre-acquisition debt of approximately $1.9 billion remaining outstanding. Intelsat Holdings is a Bermuda company which was formed at the direction of funds advised by or associated with Apax Partners Worldwide LLP and Apax Partners, L.P., referred to jointly as Apax Partners, Apollo Management V, L.P., referred to as Apollo, MDP Global Investors Limited, referred to as MDP Global, and Permira Advisers LLC, referred to as Permira. Each of Apax Partners, Apollo, MDP Global and Permira is referred to as a Sponsor and the funds advised by or associated with each Sponsor are referred to as an Investor group. The Investor groups collectively are referred to as the Investors. This acquisition and related transactions are referred to collectively as the Acquisition Transactions, and are described in further detail below in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the Acquisition Transactions and the Transfer Transactions.

On August 28, 2005, Intelsat Bermuda, PanAmSat Holdco and Proton Acquisition Corporation, a wholly owned subsidiary of Intelsat Bermuda, signed a definitive merger agreement pursuant to which Intelsat Bermuda acquired all of the outstanding equity interests in PanAmSat Holdco for $25.00 per common share in cash, or approximately $3.2 billion in the aggregate (plus approximately $0.00927 per share as the pro rata share of undeclared regular quarterly dividends). Upon completion of the PanAmSat Acquisition Transactions on July 3,

2006, PanAmSat Holdco and Intelsat Sub Holdco became separate direct or indirect wholly owned subsidiaries of Intelsat Bermuda. As part of this transaction, approximately $3.2 billion in existing debt of PanAmSat Holdco and its subsidiaries was either refinanced or remained outstanding. Concurrently with the PanAmSat Acquisition Transactions, Intelsat General Corporation, the entity that operates Intelsat’s government services business, purchased the government services business of PanAmSat. The PanAmSat Acquisition Transactions are described in further detail below in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the PanAmSat Acquisition Transactions.

Our Customers

We provide satellite capacity and related communications services for the transmission of video, data and voice connectivity. Our customer contracts offer different service types, which fall primarily into four categories: leases, channel, managed solutions and mobile satellite services. Our services are provided to three primary sectors: media, network services, and government. For details regarding the distribution of our revenue by geographic region and service type, refer to Note 20 to our consolidated financial statements appearing elsewhere in this Annual Report.

Media

The media sector represented approximately 30% of our revenue for the year ended December 31, 2006. Video applications currently use more FSS capacity than any other application, representing approximately 67% of total global C- and Ku-band FSS transponder demand in 2006, with North America and Europe being the largest users of satellite capacity for video applications, according to NSR. We provide satellite transponder capacity and other satellite and terrestrial services for the transmission of entertainment, news, sports and educational programming for approximately 300 content providers worldwide. Our video services are comprised of three categories: video distribution services, direct-to-home television services, referred to as DTH, and video contribution services.

Video Distribution Services. Our primary video distribution service is the full-time transmission of television programming to cable systems, network affiliates and other redistribution systems. Our video distribution services are characterized by long-term contracts with premier media companies and content providers. These companies lease dedicated transponder capacity from us, both on our satellites in orbit and those planned for launch in the future. We also offer bundled, value-added services that include satellite capacity, digital encoding of video channels and, if required, up-linking and down-linking services to and from our satellites and teleport facilities.

DTH Television Services. Most of our satellites are capable of providing DTH services through the use of high-powered, Ku-band spot beams that transmit over specific geographic areas. DTH service providers lease transponder capacity from us, and our satellites provide the platform for their services. These services deliver a package of television programming channels directly to a consumer’s home from our satellites.

Video Contribution Services. We provide broadcasters with full-time satellite transmission services for news, sports and entertainment segments to their network affiliates or broadcast centers within the United States or around the world. Broadcasters use our contribution capacity to consolidate programming from various locations and assemble it in one central location for the final programming product. This service provides broadcasters with a dedicated transmission pipeline for the full-time retrieval of programming segments.

Our video contribution services also include occasional use services through which we provide broadcasters with satellite transmission services on a short-term basis, designed to enable broadcasters to conduct on-the-scene transmissions and to receive the transmissions at their broadcast centers or affiliate stations. These occasional use services are complemented by our GlobalConnex and PASport managed solutions, including leased fiber facilities at over 60 sports and entertainment arenas in the United States, which enable us to capture and transport high-definition content for cable and broadcast distribution. In addition to short-term services for special events coverage, we have long-term transponder service agreements with certain satellite services resellers in the United States, which package domestic U.S. transponder capacity for their broadcast, business, educational and government customers. Our occasional use services help us take advantage of unutilized capacity on our satellites and are complementary to other services we offer. As these services are not typically long-term in nature, the revenue we derive from them is not a significant portion of our contracted backlog.

Highlights of our media business include the following:

•

Of our 51 satellites in orbit, 16 are part of video neighborhoods around the world, with nine serving the United States, three serving Latin America, two serving the Asia Pacific region, one serving Europe and the Middle East, and one serving the Indian Ocean region.

•

In North America, we believe that we are the leading provider of FSS capacity for the distribution of high-definition and cable programming. We also believe that we are one of the leading providers of FSS capacity for ethnic programming distribution in North America, with over 200 channels broadcast.

•	We are a leading provider of FSS capacity for DTH services, delivering programming to millions of viewers and supporting 27 DTH platforms around the world.

•	Global C- and Ku-band transponder demand for FSS video applications is forecasted to grow overall at a CAGR of approximately 4.3% from 2006 to 2011, according to NSR.

•	Our revenue from video applications is highly predictable and benefits from primarily non-cancelable contracts.

Network Services

The network services sector represented 55% of our revenue for the year ended December 31, 2006. We provide satellite capacity and managed solutions to telecommunications carriers, Internet service providers, or ISPs, and multinational corporations for the transmission of data, voice and video communications globally.

One of the ways we have grown our business is by providing satellite services which enable private data networks such as VSAT networks. We provide satellite services to companies that furnish networks for end users in the United States, Latin America, Europe, the Middle East, Africa and Asia. We also provide capacity directly to owner-operators of networks. These rooftop-to-rooftop VSAT networks provide dedicated, proprietary one-way and two-way communications links among multiple business sites. VSAT network end users include retail chains for rapid credit card authorization and inventory control, banks for the connection of automated teller machines with processing computers and news agencies for the timely dissemination of news and financial information. VSAT network end users also include residential and small and medium-sized enterprises that use these satellite-based services for broadband access.

Intelsat has historically served providers of telecommunications services, and in many cases Intelsat is the exclusive means for global operators to reach certain remote countries. In the last several years, we have grown our revenue by providing managed solutions such as GlobalConnex and SPOTbytes to ISPs. We have also grown our network services business by selling lease services to mobile operators for cellular backhaul applications. We believe that we will continue to earn a significant portion of our revenue from our network services sector in the near term, due to the continuing growth in private data networks and the continued growth of Internet services and applications such as voice over Internet protocol, or VoIP. For a discussion of our strategy with respect to voice and data services, see “—Our Business Strategy—Grow our Business in the Media, Network Services and Government Sectors—Network Services.”

Highlights of our network services business include the following:

•

We were the leading provider of satellite capacity for voice and data applications in 2005, derived from data presented by Euroconsult, a leading international research and consulting company specializing in space, satellite communications and broadcasting.

•

We believe we are the leading provider of satellite capacity for satellite-based private data networks, including VSAT networks. C- and Ku-band transponder demand for VSAT services is expected to grow at a CAGR of 7.2% from 2005 to 2010, according to NSR.

•

We believe that the demand for satellite capacity for certain niche voice and data applications will continue to grow. For example, the proliferation of wireless services worldwide has created demand for our satellite services for backhaul and network extensions in developing regions, due to unreliable or non-existent terrestrial infrastructure. In addition, the growth in VoIP applications is driving growth for our GlobalConnex managed solutions for ISPs in developing countries. Intelsat’s managed solutions business, for which annual revenue has grown from approximately $8 million in 2002 to $173.4 million in 2006, is marketed to deregulated and competitive service providers, such as corporate users and ISPs, which require end-to-end satellite solutions. Because of our strength in voice and data services, established customer relationships and extensive satellite and terrestrial network, we expect to benefit as customers increasingly look for more integrated services to meet their communications needs.

We also perform satellite-related consulting and technical services for various third parties. These services include satellite and launch vehicle construction program management, launch vehicle and satellite procurement, and telemetry, tracking and control, or TT&C, services for satellites owned by other satellite operators.

Government

The government sector represented 15% of our revenue for the year ended December 31, 2006. Our government business provides a range of sustainable, cost-effective, secure communications solutions to the U.S. Government and NATO-country military and intelligence communities. Our government business offers its customers satellite capacity, ground terminals and turnkey communication solutions for fixed and mobile applications. In some instances, our solutions include transponder capacity or other services provided by other mobile and fixed satellite service operators. Our government business has a dedicated team of satellite professionals skilled in every facet of satellite communications and with significant experience in serving the government sector.

Highlights of our government business include the following:

•	We were the largest FSS provider of government satellite services in 2005, according to Euroconsult.

•	The reliability of, and the ability to reconfigure, our fleet allow us to address changing demand for satellite coverage and provide mission-critical communications capabilities.

•

The U.S. government and military is one of the largest end users of commercial FSS satellites for government/military applications on a global basis. We currently serve more than 90 U.S. government and military users and other NATO entities, either directly or as a sub-contractor.

•

Demand for C- and Ku-band transponder capacity on commercial FSS satellites to support government and military applications is expected to grow at a CAGR of approximately 5.5% between 2006 and 2011, according to NSR.

Our Strengths

Our business is characterized by the following key strengths:

Leading FSS Position in Growing Regional Markets and Customer Sectors

We are the largest FSS provider and, based on number of transponders contracted, we hold the leading position in each of our customer sectors. As a result of our scale and leadership position, we expect to benefit from the following key growth areas in our business:

•

North American Video: We are a leading transmission platform for the distribution of video programming to cable systems in North America. Through a combination of our long-standing customer relationships, key North American orbital slots, leading “anchor tenant” cable channels and reception of our signals by approximately 8,500 qualified cable head-ends, we have been successful in creating “cable neighborhoods.” These cable neighborhoods are a powerful tool in attracting and retaining customers because ground infrastructure is specifically designed to receive information from our satellites, making switching costs significant. Our cable neighborhoods include channels in the rapidly growing non-English language and ethnic programming market. Our G-25 satellite carries over 150 channels offering ethnic programming, including many that are brought to the United States on our system, and we believe that the G-25 satellite carries more non-English and non-Spanish language programming than any other satellite in North America.

•

High-Definition Television: We intend to utilize our position and well situated capacity to better serve the rapidly growing high-definition demand in the cable and broadcast arcs. As one of the leaders in serving North American broadcast networks, we are using our position to enable early high-definition adopters to move high-definition content from the creation source to their broadcast facilities via our satellite network and terrestrial networks. We believe that our satellites, including our Galaxy 13/Horizons-1 satellite, which serves as an HDTV neighborhood, are well positioned to serve both the cable and broadcast communities and to meet any expected increase in demand for distribution of HDTV programming. The number of HDTV channels distributed to broadcasters and cable communities worldwide by FSS operators is forecasted to increase from 108 to 345 channels between 2007 and 2011 according to NSR.

•

Direct-to-Home Providers: We are a leading provider of FSS capacity for global DTH services. In many international markets, DTH platform operators rely upon FSS capacity in order to deliver their programming services to their subscribers. We provide content to millions of households in regions including Latin America, Eastern Europe and Africa. We will continue to focus DTH marketing efforts on these high-growth regions where we believe that our satellite capacity is well-positioned. Given the flexible nature of our capacity, including the ability to reconfigure beam coverage on a number of our satellites in response to customer demand, we believe we will be able to respond quickly to new customer requirements as they develop. According to NSR, the demand for C- and Ku-band FSS capacity used for DTH services is expected to grow at a CAGR of approximately 5.5% between 2006 and 2011.

•

Data and Telecommunications Services: We are the leading provider of FSS capacity for satellite voice and data services worldwide. As the world’s first satellite company, we have relationships with virtually every incumbent telecom operator in every country in the world. Our leading position with telecommunications and data networking customers has positioned us to benefit from a number of recent trends, including the growth in wireless networks, which has resulted in increased demand for capacity to be used for cellular backhaul requirements, and the recent growth of VoIP which has resulted in increased demand for Internet trunking services in developing regions. In the future, we believe our telecommunications customer base will position us to benefit from new demand for FSS capacity supporting Internet protocol television, or IPTV, as this service is introduced by telecom carriers to their local subscribers.

•

Government/Military: We believe we are the largest FSS provider of commercial satellite services to the government sector, providing satellite capacity, managed solutions and turn-key services to our customers. We attribute our strength in this area to the flexibility of our satellite fleet and the reliability of our satellites in transmitting mission-critical communications. We intend to utilize our well established customer relationships, enhanced capabilities and expanded North American coverage as a result of the PanAmSat Acquisition Transactions to strengthen our position with both military and civilian customers in this sector. Government/military customers currently rely on commercial satellite capacity for a growing portion of their mission-critical communications and customized managed solutions. Due to the U.S. military’s focus on technological advancement and a growing government need for satellite capacity for domestic uses, including disaster recovery, transponder demand for this sector is forecasted to grow at a CAGR of 5.5% between 2006 and 2011, according to NSR.

Stable and Diverse Revenue Generation

Our revenue and backlog are diversified among customer sectors, geographic regions, satellites and customers. We currently expect to deliver services associated with approximately $1.68 billion, or approximately 21%, of our December 31, 2006 backlog over the year ending December 31, 2007. Our backlog provides significant near-term revenue visibility, particularly since approximately 95% of our total backlog as of December 31, 2006 relates to contracts that either are non-cancelable or have substantial termination fees. In the last three years, the revenue that we expected to generate from our backlog at the beginning of each year represented on average 78% of that year’s actual revenue. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Backlog for further information regarding our backlog.

No single satellite generated more than 6% of our revenue and no single customer accounted for more than 5% of our revenue during the year ended December 31, 2006. The diversity of our revenue base enables us to capitalize on changing market conditions and mitigates the impact of fluctuations in any specific customer sector or geographic region and difficulties that any one customer may experience. The redundancy in our fleet also reduces the financial impact of satellite failures and protects against service interruption.

We believe our substantial backlog provides both significant near-term revenue visibility as well as a reliable stream of future revenue. As of December 31, 2006, our revenue backlog was approximately $8.1 billion. By customer sector and region, our backlog as of December 31, 2006 was as follows:

Note: Regional designation for backlog is based on customer billing addresses.

Significant Free Cash Flow from Operations

We believe that our strong operating profits and the cost saving opportunities resulting from our integration of PanAmSat’s operations and assets will enable us to generate significant free cash flow from operations. The FSS sector requires sizable investment to develop and launch satellites. However, once satellites are operational, costs do not vary significantly, creating operating leverage which can lead to high margins and strong free cash flow from operations.

We have invested significantly in our fleet since 2001. The average fill rate and remaining service life of our 45 station-kept satellites as of December 31, 2006 were approximately 70% and nine years, respectively. As a result, we have the ability to add incremental customers and revenue without significant increases in costs of operations. Over time, we intend to consolidate the number of orbital locations required to serve our customers. Capital allocation decisions are focused on the prudent selection of the number, size and characteristics of new satellites to be launched. Prior to the closing of the PanAmSat Acquisition Transactions, our network integration planning indicated that three satellites would not need to be replaced as we integrated our fleets. Finally, we believe we can further enhance cash flow through the realization of approximately $92.0 million in expected annual operating cost savings over time resulting from our full integration of the acquired PanAmSat operations and assets.

Leading Global Fleet and Infrastructure

We believe that we have one of the world’s largest and most technologically diverse commercial communications systems comprised of a fleet of geosynchronous satellites, teleports, points of presence and leased and owned fiber. Our global system includes 51 satellites that cover over 99% of the world’s population and includes satellite capacity in the C-, Ku- and Ka-bands that serve over 200 countries and territories. The average remaining service life of our satellites was approximately nine years as of December 31, 2006, weighted on the basis of nominally available capacity for the 45 station-kept satellites of the 51 satellites we owned and operated at that time. Our state-of-the-art engineering standards, with designed redundancies on all of our satellites, provide for a reliable, flexible and healthy fleet.

On a combined company basis, we incurred capital expenditures of approximately $3.4 billion on 15 satellites launched since May 2001 in connection with our last satellite fleet renewal and deployment cycles, which were completed with the launch of our G-15 satellite in October 2005. See Item 7—Management’s Discussion & Analysis of our Financial Condition and Results of Operations—Capital Expenditures for a discussion of recent changes to our capital expenditure plans. We currently have two satellites in back-up positions and, to provide further resilience, many of our satellites are equipped with steerable beams that can be moved to cover areas with higher demand, enabling us to respond rapidly to changing market conditions and demand for satellite capacity. As an example, in 2004, the consolidation of our fleet in the Pacific Ocean Region and deployment of the IS 10-02 satellite to 359º EL resulted in the release of two satellites that were redeployed to address the increased demand for satellite capacity in the Africa and Middle East regions. As we fully integrate our fleet, additional in-orbit back-up capacity may become available and the number of in-orbit spares may change. In addition, once fully integrated, we expect to operate our global satellite fleet from a single consolidated operations center, and maintain a second operations center which can provide instantaneous restoration in the case of natural disasters or other events resulting in the loss of our primary satellite operations center.

We also have terrestrial assets consisting of teleports, points of presence and leased fiber connectivity that complement our satellite network and enable us to provide customized managed solutions and to provide customers with global access to our fleet. Our market-leading fleet and infrastructure, flexibility and ability to offer comprehensive managed solutions allow us to provide integrated worldwide distribution and delivery services, reducing our customers’ risk of data loss or service interruptions.

Established Relationships with Premier Customers

We provide satellite services to over 1,800 customers, including many of the world’s leading media and broadcasting organizations, multinational corporations, telecommunications companies, ISPs and government/military entities. We have developed close, long-standing relationships with our customers, serving many of our largest customers for over 30 years. We believe we are recognized by our customers as a resource for technical excellence and a partner in optimizing the performance of their networks. In most cases our services are mission critical to the delivery of our customers’ services. The following table includes examples of our customers for each customer sector:

Customer Sector	Selected Customers
Media	Comcast HITS, Discovery Communications, Fox Basic Cable, Home Box Office, Multichoice Ltd., News Corporation, SkyBrazil, SkyLatin America, SkyMexico, Starz Encore Group, TARBS World TV, The DIRECTV Group, The Walt Disney Company, Time Warner, Turner Broadcasting System, Viacom
Network Services	AT&T, British Telecommunications, Cable and Wireless, Central Bank of the Russian Federation, China Telecom, Global Crossing, Hughes Network Systems, Link Africa, Schlumberger, Sprint, The World Bank, United Nations, Vodacom

Government	Artel, Boeing, DISA/DITCO, Lockheed Martin, National Oceanic and Atmospheric Administration, U.S. Department of Defense’s Armed Forces Radio & Television Service, U.S. Department of State, U.S. Navy

Track Record of Product Innovation

We have a core competency in product innovation, as evidenced by the growth of our managed solutions offerings, including our GlobalConnex and PASport services, which address increasing customer demand for more integrated services to meet their communications needs. We have utilized our leadership in providing video, voice and data services for customers, as well as our global network, technical expertise and well-established customer relationships, to offer a comprehensive managed solutions platform. For example, our Terrestrial Media Transport system, which was designed to address the needs of sports programmers, combines our satellite capacity and terrestrial facilities to capture and transport content in high-definition format. Another recent growth initiative includes the introduction of an IPTV integrated service targeted to small and mid-sized telephone companies seeking to offer television services to their wireline customers. We will continue to operate as an innovative leader within our industry and explore value-creating opportunities to complement our existing businesses.

Our Business Strategy

Our goal is to capitalize on our leadership position in the FSS sector to enhance our growth and free cash flow by pursuing the following key business strategies:

Execute a Disciplined Integration of PanAmSat

In the past three years, we have demonstrated an ability to successfully integrate the satellite operations of other businesses, such as our 2004 acquisition of the Intelsat Americas satellites. We have adopted a “one company” operating philosophy, and expect to fully integrate PanAmSat’s operations with ours. The goal of our integration plan for the acquisition of PanAmSat is to identify the best operational alternatives that allow us to maintain or increase customer service while also generating targeted levels of cost savings. We currently expect complete functional integration within the first 12 to 18 months following the closing of the PanAmSat Acquisition Transactions and have already begun achieving key integration milestones, such as the transfer of operational control of two prior PanAmSat satellites to the primary satellite control center in Washington, D.C.

Our integration process includes four primary thrusts: sales and marketing, staffing, operations and facilities. The sales and marketing organizations were integrated shortly after closing. Much of the satellite fleet and operations center integration, including the near-term objective of network optimization which will increase marketable capacity, is expected to be completed during 2007, with the process fully complete by the end of 2008. In addition, staffing decisions are largely complete. We expect total headcount to decrease from approximately 1,370 at the closing of the PanAmSat Acquisition Transactions to approximately 1,000 by mid-year 2008 as a result of our integration activities. Most facility closures and integration of back office functions are expected to be complete by mid-year 2007. We expect to conclude much of the satellite fleet and operations center integration in 2007, with the process fully complete by the end of 2008. After the integration process is completed, we expect to realize approximately $92.0 million in annual operating cost savings. Prior to the closing of the PanAmSat Acquisition Transactions, our network integration planning indicated that three satellites would not need to be replaced as we integrated our fleets. We also believe that we can maintain and grow market share in each of our customer sectors through capitalizing on our market leading positions while simultaneously reducing costs, thus yielding higher margins and increasing cash flow.

Grow Our Business in the Media, Network Services and Government Sectors

We believe that the media, network services, and government sectors represent opportunities for revenue growth over the long-term for operators in the FSS industry. We intend to focus our resources on further penetrating these sectors in order to increase our profitability and free cash flow.

Media

We intend to expand our media services by continuing to capitalize on the strength of our cable neighborhoods, maintaining and growing our leadership position in HDTV distribution and expanding our DTH services. We believe that we are well positioned to grow both the distribution and contribution portions of our video business by continuing to develop and expand our cable neighborhoods in the United States, South America and the Asia-Pacific region. As cable operators build out their plant capacity, we have the opportunity to benefit as more channels, services and other data needs require satellite distribution to cable head-ends. Furthermore, as the number of channels grows, demand increases for our premium cable neighborhood satellites. In addition, many U.S. cable operators are increasingly faced with the need to offer non-English language programming to compete effectively with providers of direct broadcast satellite services in the United States. With strong content provider relationships and assets spanning the globe, we believe we can offer cable operators a rebroadcast package of international channels that is attractive from the standpoint of both cost and technical efficiency.

We also believe that demand for HDTV will experience significant growth in the coming years, which will result in the need for more satellite bandwidth. To fulfill the growing demand for HDTV, we will continue to build upon the success of the Galaxy 13/Horizons-1 satellite, which was placed in service as an HDTV neighborhood to attract the newest and fastest growing cable television sector. Since announcing our HDTV neighborhood on the Galaxy 13/Horizons-1 satellite, we have grown the number of HDTV channels carried by our system to 24. We also intend to continue to expand our ability to offer high-definition programmers an end-to-end service, such as is provided by our GlobalConnex Media terrestrial network, which includes facilities at sports and other arenas that enable the capture and transport of high-definition programming to satellite production facilities, which is then distributed through our cable neighborhoods.

Lastly, we will continue to build on our leading international DTH platform business, targeting Eastern Europe, Middle East, Africa and regions within Asia where we can use our available capacity and the flexibility of our satellite fleet to capture additional growth opportunities. We intend to develop new video communities by leveraging our existing satellites and relationships with successful DTH platform operators to capture growth in new DTH markets.

Network Services

We believe that we are well positioned to expand our business serving network services customers by focusing on growing applications, including VSAT private data networks, solutions for mobile service providers and VoIP. We also expect to continue to serve telecom providers by marketing services to telecom companies in newly deregulated markets and by more efficiently packaging our existing services to current telecom customers.

We believe that we are a leading provider of satellite services supporting private data applications such as VSAT networks, virtual private networks, or VPNs, and trunking solutions for ISPs. We will grow our business by continuing to build our wholesale relationships with major VSAT service providers in the largest and fastest growing regions and also by supporting providers of satellite-based broadband services. We intend to solidify our leadership position through partnering initiatives with data and IT services providers in key growth regions. Leveraging our GlobalConnex and SPOTbytes managed solutions and Internet points of presence around the world, we will also continue to market managed solutions trunking services to regional ISPs that are seeking to grow their businesses by offering internet access and VoIP in their local markets.

We believe that we are well positioned with telecom service providers throughout the world. As the global leader in providing voice and data services, with a flexible and reliable network, technical expertise and well-established customer relationships, we expect to also build on our leadership position by offering our services to new customers, such as competitive carriers in newly deregulated markets. New carrier companies and providers of competitive services, such as wireless communications and Internet services in newly deregulated regions, are seeking to introduce their services quickly and independently of established local carriers. In addition, there are still many countries that lack direct access to telecom cable interconnects or where internal infrastructure either does not exist or is unreliable. We have an extensive customer base of traditional telecommunications carriers that use our services to reach these regions. We intend to enhance our retention rates and generate new business by introducing new, more cost-effective technologies and managed solutions, providing our customers with more efficient use of our network. Our history in serving the telecom service provider market results in the ability to identify trends, to anticipate market needs, and to respond quickly with solutions that meet the needs of existing and new service providers.

Government

As the largest provider of commercial satellite services to the government sector, we believe we are well-positioned to service its increased need for commercial satellite communications services, which has been driven in part by anti-terrorism efforts, conflicts in the Middle East and increased worldwide awareness of the role of satellites in emergency and first responder communications networks. Through the acquisition of PanAmSat and other transactions and initiatives, we will expand our service offerings to include more turn-key services, which may include hardware, technical services and field services. Further, we intend to build our marketing efforts with respect to contractors that serve both civilian and defense agencies. We expect that our expanded service capability with respect to satellite capacity, managed solutions and turn-key services will attract additional government business at the national and state agency level, and enable us to work with a broader scope of government contractors and integrators.

Focus on Maximization of Free Cash Flow

We intend to manage our operating and capital expenses to optimize margins and maximize free cash flow while maintaining adequate capacity to serve our customers. We believe our operating leverage and the cost savings opportunities that exist in connection with the integration of PanAmSat’s operations and assets will allow us to generate significant free cash flow from operations over the longer term. We have invested significantly in our fleet since 2001 and, as a result, we have the ability to add incremental customers and revenue without significant increases in costs of operations. Through disciplined yield and capacity management, we intend to maximize the revenue generated by our assets. Over time, we intend to consolidate the number of satellites required to serve our customers. Capital allocation decisions are focused on the prudent selection of the number, size and characteristics of new satellites to be launched. Prior to the closing of the PanAmSat Acquisition Transactions, our network integration planning indicated that three satellites would not need to be replaced as we integrated our fleets. Additionally, we believe we can further enhance cash flow through the realization of approximately $92 million in expected annual operating cost savings over time resulting from our full integration of PanAmSat’s operations and assets.

Pursue Other Growth Opportunities

We believe that current trends in telecommunications and mobile applications will create new demand for FSS in the next few years. We are increasing our product management capabilities to develop new services that address these trends while leveraging our existing infrastructure. Our experience with global telecom operators and with video programming distributors positions us to identify requirements for new satellite services that arise from the convergence of voice, data and video onto single platforms, such as IPTV services being offered by telephone companies and video services being offered by mobile operators. In the future, we intend to pursue additional market opportunities through new service offerings and enhanced or new capabilities that will enable us to expand the market for FSS services.

We have a proven track record of capitalizing on new growth opportunities and expanding the FSS market. Our rapidly growing managed solutions business has resulted in substantial new revenue streams. We recently introduced Intelsat IPTV services to address the needs of small and mid-sized telephone and cable operators who seek to deliver television programming and expanded programming to their users.

As an industry leader, we have made substantial investments in our satellites, infrastructure, technical expertise and personnel. We believe another way to grow is through offering satellite-related services to other operators. Our consulting and technical services include overseeing the procurement, construction and launch of other operators’ satellites; shared payloads through which we can achieve economies of scale by sharing satellite payloads among multiple parties; and the use of our infrastructure to host TT&C and production equipment for third-party network operators.

Examples of our track record of capitalizing on growth opportunities in the satellite sector include pursuing strategic transactions such as the acquisition of satellite operators like PanAmSat, joint ventures for satellites such as our agreements with satellite operator, JSAT, and acquisitions of industry-related businesses that enhanced our position with regard to strategic markets, such as our purchase of the business of COMSAT General Corporation and its affiliates, referred to as the COMSAT General Transaction. We expect that near-term strategic opportunities in the FSS sector will concern smaller, regional or national satellite operators seeking joint ventures or revenue sharing arrangements in order to provide follow-on capacity for satellites that are aging and facing replacement. We plan to strengthen our position in providing services to these other satellite operators, while at the same time gaining access to strategic regional markets and increasing the utilization of our global fleet.

Our Network

Our global fleet is currently comprised of 51 satellites and leased capacity on one satellite owned by another satellite operator, as well as ground facilities related to the operation and control of our satellites. Our satellite operations are supported by ground assets and leased facilities in the United States, Germany, Italy, South Korea, Australia, and South Africa. Our network also includes ground assets consisting of teleports or leased teleport facilities supporting commercial services in Germany, the United States, Australia, China, Argentina, United Arab Emirates, Italy, Kuwait, and South Korea and points of presence in the United States, China, Germany and the United Kingdom, among others. We believe that the combination of our managed fiber optic network, teleport and ground facilities with our terrestrial facilities and video points of presence will significantly enhance the integration of our global network with our customers’ terrestrial networks. See “—Network Operations and Current Ground Facilities” below.

Our customers depend on our global communications network and our operational and engineering leadership, including our:

•	42-year operating history and pioneering achievements in satellite communications;

•	highly redundant network;

•	ability to relocate or reconfigure capacity on many satellites to cover different geographic regions; and

•	high transponder reliability levels.

We believe that our operational and engineering achievements are due primarily to our satellite procurement and operations philosophy, which we believe has been different from that of other satellite operators. Our operations and engineering staff is involved from the design through the decommissioning of each satellite that we procure. With our staff working on site to monitor progress, we maintain close technical collaboration with our contractors during the process of designing, manufacturing and launching a satellite. We continue our engineering involvement throughout the operating lifetime of each satellite. Extensive monitoring of earth station operations and around-the-clock satellite control and network operations support ensure our consistent operational quality, as well as timely corrections when problems occur. In addition, we have in place contingency plans for technical problems that may occur during the lifetime of a satellite.

We are in the process of consolidating certain ground assets and facilities in order to improve the cost efficiency of our network operations and communications services. See “—Network Operations and Current Ground Facilities” below.

In responding to customer requirements, our single integrated sales force can market capacity from any of our 51 satellites. The table below provides a summary of our satellite fleet.

Satellite	Manufacturer	Orbital Location	Launch Date	Estimated End of Service Life (1)
Station Kept:
IS-701	SS/L(4)	180°E	10/93	3/12
IS-702	SS/L	54.85°E(2)(3)	6/94	10/12
IS-704	SS/L	66°E	1/95	1/09
IS-705	SS/L	310°E	3/95	1/10
IS-706	SS/L	50.25°E(2)(3)	5/95	3/13
IS-707	SS/L	307°E	3/96	3/13
IS-709	SS/L	85.15°E	6/96	10/12
IS-801	LMC(5)	328.5°E	3/97	3/09
IS-802	LMC	32.9°E	6/97	9/11(6)
IS-805	LMC	304.5°E	6/98	5/16
IS-901	SS/L	342°E	6/01	6/19
IS-902	SS/L	62°E	8/01	8/19
IS-903	SS/L	325.5°E	3/02	4/19
IS-904	SS/L	60°E	2/02	2/20
IS-905	SS/L	335.5°E	6/02	6/20
IS-906	SS/L	64.15°E	9/02	9/20
IS-907	SS/L	332.5°E	2/03	2/21
IS-10-02 (7)	EADS Astrium	359°E	6/04	6/20
G-25	SS/L	97°W	5/97	5/15
G-26	SS/L	93°W	2/99	2/17

Satellite	Manufacturer	Orbital Location	Launch Date	Estimated End of Service Life (1)
G-27	SS/L	129°W	9/99	10/11(8)
G-28	SS/L	89°W	6/05	6/21
G-23 (9)	SS/L	121°W	8/03	8/21
APR-1 (10)	ISRO(11)	83°E	N/A	N/A
SBS 6	BSS(12)	74.05°W	10/90	11/07
HGS-3	BSS	38°E	2/96	06/11
IS-1R	BSS	45°W	11/00	06/10
IS-2	BSS	169°E	7/94	05/09
IS-3R	BSS	43°W	1/96	11/09
IS-4	BSS	72°E	8/95	8/10
IS-5	BSS	26.15°E	8/97	10/12
IS-6B	BSS	43.1°W	12/98	2/08
IS-7	SS/L	68.65°E(3)	9/98	11/13
IS-8	SS/L	166°E	11/98	1/14
IS-9	BSS	58°W	7/00	11/13
IS-l0	BSS	68.5°E	5/01	6/16
IS-12	SS/L	45°E	10/00	1/16
G-3C	BSS	95.05°W	6/02	9/20
G-9 (13)	BSS	74.15°W	5/96	3/09
G-10R	BSS	123°W	1/00	3/08
G-11	BSS	91°W	12/99	6/09
G-12	ORB(14)	125.1°W	4/03	5/19
G-13/Horizons-1	BSS	127°W	9/03	12/18
G-14	ORB	125°W	08/05	12/20
G-15	ORB	133°W	10/05	12/20
G-16 (15)	SS/L	99°W	06/06	6/22

Inclined Orbit:
IS-601	BSS(16)	63.65°E	10/91	11/11
IS-602	BSS(16)	150.5°E(2)	10/89	5/10
IS-603	BSS(16)	340.05°E	3/90	3/11
IS-605	BSS(16)	174°E	8/91	1/09
Leasat F5 (17)	BSS(16)	100°E	1/90	10/10
G-4R (15)	BSS	76.85°W	4/00	11/09

(1)	Engineering estimates of the Orbital Maneuver Life as of December 31, 2006 determined by remaining fuel levels and consumption rates and assuming no relocation of the satellite.
(2)	Rights to use this orbital location are held by one of our customers.
(3)	Authorization to operate at this location is limited to operation on a non-interference basis.
(4)	Space Systems/Loral, Inc.
(5)	Lockheed Martin Corporation.
(6)	The IS-802 spacecraft suffered an anomaly in September 2006 that led to modifying the solar array configuration. This change reduced the estimated life by 11 months.
(7)	Telenor Inma AS owns 18 (measured in equivalent 36 MHz transponders) of this satellite’s Ku-band transponders.
(8)	The service life of the G-27 satellite was not materially impacted as a direct result of either the anomaly in 2004 or our efforts to recover the satellite.
(9)	EchoStar Communications Corporation owns all of this satellite’s Ku-band transponders and a portion of the common elements of the satellite.
(10)	Operated by another satellite operator with capacity leased by us.
(11)	Indian Space Research Organization.

(12)	Boeing Satellite Systems, Inc., formerly Hughes Aircraft Company.
(13)	G-9 was relocated from 91 degrees WL to 74.15 degrees WL.
(14)	Orbital Sciences Corporation.
(15)	G-16 replaced G-4R at 99 degrees WL in August 2006. G-4R was placed into inclined orbit at 76.85 degrees WL.
(16)	On several inclined orbit IS-6 series satellites, the remaining propellant levels were reassessed, which resulted in an increase of the inclined orbit life estimate for these satellites.
(17)	Leasat F5 provides services in the X-band and UHF-band frequencies for military applications.

In addition to the satellites shown in the table above, we own an interest in Marisat-F2, an older satellite in inclined orbit that was acquired in the COMSAT General Transaction and that is currently used to provide services to Antarctica.

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

Geosynchronous satellites send these signals using various parts of the radio frequency spectrum. The satellites in our fleet are designed to provide capacity using the C- and Ku-bands of this spectrum. A third frequency band, the Ka-band, while not widely used at this time, is being utilized for certain new broadband services projects. The Ka-band frequency allows for use of a smaller antenna, which is an important consideration for residential and small business markets. Our G-28 satellite has transponders available for transmitting and receiving in the C-, Ku- and Ka-bands.

A geosynchronous satellite is referred to as geostationary, or station-kept, when it is operated within an assigned orbital control, or station-keeping box, which is defined by a specific range of latitudes and longitudes. Geostationary satellites revolve around the earth with a speed that corresponds to that of the earth’s rotation and appear to remain above a fixed point on the earth’s surface at all times. Geosynchronous satellites that are not station-kept are in inclined orbit. The daily north-south motion of a satellite in inclined orbit exceeds the specified range of latitudes of its assigned station-keeping box, and the satellite appears to oscillate slowly, moving above and below the equator every day. An operator will typically operate a satellite in inclined orbit toward the end of its service life because the operator is able to save significant amounts of fuel by not controlling the north-south position of the satellite and is thereby able to substantially extend the service life of the satellite. However, the types of services and customers that can access an inclined orbit satellite are limited due to the movement of the satellite relative to a fixed ground antenna, and we typically offer capacity on these satellites at a discount. As a result, the revenue we can earn from these satellites is limited. Our four Intelsat VI series satellites, the Leasat F5 satellite and the Galaxy 4R satellite are operating in an inclined orbit and, as a result, are continuing to earn revenue beyond our original estimated life for each of these satellites.

In-Orbit Satellites

With our satellites located over North America, over all of the principal ocean regions—the Atlantic, Pacific and Indian—and leased capacity available in the Asia-Pacific region, we provide coverage of over 99% of the world’s population.

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

As of December 31, 2006, our in-orbit fleet of satellites had 1,361 and 877 36 MHz equivalent transponders available for transmitting in the C-band and the Ku-band, respectively. These totals measure transponders on station-kept satellites, including the transponders that we lease from other satellite operators. The average system fill factor for our satellites, which represents the percentage of our total available transponder capacity that is in use or that is reserved at a given time (including guaranteed reservations for service), as of December 31, 2006, was 70%.

The design life of a satellite is the length of time that the satellite’s hardware is designed by the manufacturer to remain operational under normal operating conditions. In contrast, a satellite’s orbital maneuver life is the length of time the satellite has enough fuel to remain operational. The average remaining service life of our satellites was approximately nine years as of December 31, 2006, weighted on the basis of nominally available capacity for the station-kept satellites we own.

We lease capacity as of December 31, 2006 on the INSAT 2E, leased pursuant to an agreement with the Government of India, Department of Space, INSAT Programme Office. Under this agreement with the Government of India, we have leased eleven 36 MHz equivalent transponders on INSAT 2E through May 30, 2009. We have the right to extend this lease term until the INSAT 2E has reached the end of its service life, which is currently expected to be May 2012.

Planned Satellites

We currently have orders for eight satellites, including orders we acquired as a result of the PanAmSat Acquisition Transactions, which will be built over a period of three years, four of which are currently expected to launch in 2007, although the Galaxy 18 launch date is subject to Sea Launch’s return to service following a recent launch failure with respect to another FSS operator’s satellite.

IS-14. We entered into an agreement with SS/L for the construction of IS-14 in January 2007. This satellite is expected to serve as a replacement for IS-1R, located at 45° WL.

IS-15. We entered into an agreement with Orbital Sciences Corporation for the construction of IS-15 in March 2007. The satellite includes a payload to be owned by a third party, and for the launch of this satellite we currently expect to use a launch service contract that was assigned to us by Horizons-2 as described below. This satellite is expected to serve as a replacement for the IS-709 satellite, located at 85.15°EL.

Galaxy 17. This satellite will serve as a replacement for G-11 located at 91° WL. The construction program is essentially complete and the satellite is expected to be launched in the second quarter of 2007 on an Ariane 5 launch vehicle. Once replaced, the G-11 satellite will ultimately be released for potential growth opportunities at other orbital locations.

Galaxy 18. This satellite will serve as replacement for Galaxy 10R located at 123° WL. PanAmSat Opco entered into an agreement for the construction of Galaxy 18 in February 2005. We had planned to launch this satellite in the third quarter of 2007 aboard a Sea Launch launch vehicle. This launch date is subject to delay awaiting the return to service of Sea Launch following a recent launch failure. The agreements for the construction of Galaxy 18 contain financial covenants applicable to the manufacturer, including a requirement that all payments made or to be made to the manufacturer be utilized for the construction of the satellite, and provide us a security interest in the satellite under construction by this manufacturer.

Galaxy 19. In connection with the Intelsat Americas Transaction, we entered into a procurement agreement with SS/L for a new satellite, which we refer to as the G-19 satellite. SS/L is proceeding with construction of the satellite, which is expected to be used at 97°WL in the North American slot currently filled by the G-25 satellite. The G-19 satellite is currently expected to be launched by Sea Launch in the third quarter of 2008, but is also subject to delay awaiting the return to service of Sea Launch following a recent launch failure.

IS-11. This satellite will be located at 43°WL and will serve as a replacement for our IS-6B Ku-band satellite and the C-band portion of our IS-3R satellite. The construction of this satellite is progressing as planned, and the launch is scheduled for the third quarter of 2007. We have an agreement with one of our major customers for the funding of a portion of the capital expenditures necessary to construct and launch IS-11 in this timeframe. Such funding represents an obligation for us when it is received from the customer. As of December 31, 2006, we had received approximately $78.4 million of funding from this customer. This obligation is scheduled to be repaid to the customer over a three-year period that began in the fourth quarter of 2006. Due to anticipated schedule delays in the previously assigned launch service for the IS-11, a new launch service contract was entered into in March 2007 with Arianespace for the launch of the IS-11 satellite in the third quarter of 2007. The launch service previously contracted remains available to us for future use.

IS-11GS. In December 2005, agreements had been entered into with the same customer and with the manufacturer of our IS-11 satellite, which, among other things, allowed the customer to procure directly from the manufacturer long-lead items that could be used for the construction of a replacement satellite for IS-11 on an expedited basis, if needed. Pursuant to the original agreement with the customer, we would be required to construct and launch a replacement for IS-11 in the event of a launch failure or other significant health related issue impacting IS-11’s Ku-band transponders within two years after completion of its in-orbit testing. This customer has leased all of the Ku-band capacity on IS-11 and would be required to lease all of the Ku-band capacity on a replacement satellite for IS-11, if such replacement satellite is required. As of February 2007, this contingent replacement satellite option was converted into a firm satellite construction contract for the IS-11GS, a ground spare satellite, which will be used as a replacement satellite for the IS-6B in the event of an IS-11 launch failure.

Horizons-2. This satellite will be owned by a 50-50 joint investment with JSAT, a leading satellite operator in the Asia-Pacific region, that will build and launch a Ku-band satellite to replace our SBS-6 satellite at 74.05° WL. The joint venture is named Horizons-2. The satellite will support digital video, HDTV and IP-based content distribution networks to broadband Internet and satellite news gathering services (SNG) in the United States. Due to delays in the launch manifest for the Horizons-2 satellite, the joint venture entered into a new launch service contract in March 2007 with Arianespace for the launch of the Horizons-2 satellite in the third quarter of 2007. This satellite is expected to be launched together with the IS-11 satellite. Our portion of this investment is expected to be approximately $106.5 million, which will be funded in equal installments from 2008 to 2014. In addition, Horizons-2’s previous launch service contract has been assigned to Intelsat, and we currently expect to use it for the launch of IS-15, as mentioned above.

Additional Launch Services Agreements. In connection with the construction agreement for our Intelsat X series satellites, we entered into launch services agreements with Sea Launch and Lockheed Martin Commercial Launch Services, Inc. At the time that we entered into these launch services agreements, we had two Intelsat X series satellites on order, but we later terminated our order for the IS-10-01 satellite. In connection with this termination, we amended our launch services agreement with Sea Launch to provide for the launch of an unspecified future satellite. We agreed with Sea Launch that they would treat most of the payments made for the launch vehicle that could have been used for the launch of the IS-10-01 satellite as a credit for the future launch and that the price of the launch vehicle would remain fixed. Following a further amendment to the launch services agreement on July 31, 2005, and two payments of $2.0 million by us to Sea Launch, on January 30, 2006, we amended the agreement with Sea Launch further to provide for the launch of a future satellite. In accordance with the amendment, and as a result of previous payments made and applicable credits, with respect to the launch of this future satellite we paid Sea Launch an additional $24.3 million in March 2006, and will be required to make a final payment of $24.3 million a month after the launch of the satellite. We currently expect to use this launch service agreement for the launch of the G-19 satellite as described above.

We also entered into an agreement with Lockheed Martin Commercial Launch Services in October 2004 for the launch of an unspecified future satellite. This agreement provides that we may terminate it at our option, subject to the payment of a termination fee that is the greater of: (a) 50% of the launch service price and accommodation fee paid or due as of the effective date of the termination; and (b) $30.0 million. As of December 31, 2006 we are continuing to explore opportunities related to this launch vehicle, however, if we fail to determine a launch, renegotiate the terms of the agreement or resell the launch vehicle to a third party, the aforementioned payment of up to $30.0 million would become due on June 30, 2007. Any payments will result in a charge to operations.

Future Satellites. We would expect to replace other existing satellites, as necessary, with satellites that meet customer needs and that have a compelling economic rationale. We periodically conduct evaluations to determine the current and projected strategic and economic value of our existing and any planned satellites and to guide us in redeploying satellite resources as appropriate.

Network Operations and Current Ground Facilities

We control and operate each of our satellites and manage the communications services for which each satellite is used from the time of its initial deployment through the end of its operational life, and we believe that our technical skill in performing these critical operations differentiates us from our competition. We provide most of these services from our Satellite Operations Center in Washington, D.C. and our Customer Service Centers in Washington, D.C. and Ellenwood, Georgia.

Our satellite operations philosophy, which we believe has been different from that of other satellite operators, centralizes the global control and operation of our fleet, regardless of the satellite manufacturer or series, in a single facility staffed by specialized personnel. Centralizing these functions enables our staff to become proficient in the management of multiple satellite series, thereby improving our operational redundancy and response times and increasing the cost efficiency of our satellite operations. As a result, we can operate additional satellites with relatively little additional cost, a capability that we believe enables our company to maximize the operational synergies available from fleet integration. We intend to continue our practice of centralizing all of the operations of the satellites owned by us into a single control facility. We are consolidating the acquired PanAmSat satellites into our Satellite Operations Center based in the Washington, D.C. area over a 24-month period following the closing of the transaction in order to improve the reliability and cost efficiency of our satellite operations.

Utilizing state-of-the-art satellite command and control hardware and software, our satellite control centers analyze telemetry from our satellites in order to monitor the status and track the location of our satellites. As necessary, our satellite control center sends commands to satellites for station-keeping maneuvers and equipment reconfigurations. As a result of our acquisition of PanAmSat, we will be able to further enhance our satellite operations. Our satellite control facility in California, which is used to provide operation services for satellites owned by third parties, will be used to provide backup technical and systems support 24 hours per day. This additional oversight will provide instant restoration to our Satellite Operations Center in the case of natural disasters or other events disabling either of our operations centers, and will further increase our reliability in a cost effective manner.

Our Customer Service Center, which includes a specialized video operations center, is responsible for managing the communications services that we provide to our customers and is the first point of contact for customers needing assistance in using our network. Daily tasks include managing uplinks to our satellites and monitoring customer traffic and the quality of our customer communications services. Our Customer Service Center also conducts measurements of transponder performance and transmission power and resolves interference issues and other customer concerns. The various monitoring systems used to perform these functions are in continuous, remote-controlled operation 24 hours per day. Our Customer Service Center also monitors the end-to-end services that we provide to our customers, including the terrestrial infrastructure used to provide these services. We expect to consolidate all of our customer service operations into a single facility in Ellenwood, Georgia and to transition all of our customer service operations to that facility during 2007 in order to improve the cost efficiency of our network operations and communications services.

Our Satellite Operations Center and Customer Service Center use a network of ground facilities to perform their functions. This network includes 18 earth stations that provide TT&C services for our satellites, referred to as our TT&C stations, and various other earth stations worldwide. Through our ground facilities, we constantly monitor signal quality, protect bandwidth from piracy or other interference and maintain customer installed equipment.

We are in the process of consolidating certain ground assets and facilities in order to improve the cost efficiency of our network operations and communications services. After we complete our integration process, we expect that our steady state locations for ground assets and facilities will include Australia, Argentina, Bahrain, French Polynesia, Germany, Italy, Hong Kong, Kuwait, South Korea, South Africa, the United States, Russia, India, New Zealand, Taiwan and the United Arab Emirates.

We also maintain a back-up operations facility and data center a relatively short distance from our Washington, D.C. facility. This facility provides back-up emergency operational services in the event that our Washington, D.C. or Ellenwood, Georgia operations centers experience interruption. See Item 2—Properties for a description of this property and the locations of our ground network facilities.

From 2003 to December 31, 2006, on a combined company basis, we invested approximately $247.9 million in our ground network of owned and leased fiber, teleport and network performance monitoring systems to complement our satellite fleet and to enable us to provide managed solutions to our customers. In addition to leased and owned fiber connecting high density routes, our ground network also features strategically located points of presence, which are drop-off points for our customers’ traffic that are close to major interconnection hubs for telecommunications applications, video transmissions and trunking to the Internet backbone. Through a joint marketing agreement, we have video points of presence in at least 32 North American cities, and we access over 60 major sports and entertainment arenas. We manage our terrestrial network infrastructure for high technical performance, and over the last several years, the amount of customer traffic on our ground network has grown to approximately 5.7 gigabits, which is equivalent to the capacity of an entire satellite.

Capacity Sparing and Backup and General Satellite Risk Management

We believe that the availability of spare capacity, together with the overlapping coverage areas of our satellites and flexible satellite design features described in “—Our Network—Satellite Systems” above, are important aspects of our ability to provide reliable service to our customers. In addition, these factors would enable us to mitigate the financial impact to our operations attributable to the loss of a satellite. Our system accommodates in-orbit sparing through the use of capacity on satellites that are less than fully utilized. In addition, we sell some capacity on a preemptible basis and could preempt the use of this capacity in the event of a loss of a satellite. This approach enables us to optimize our fleet and to minimize potential revenue loss. We maintain a satellite risk management strategy involving backup satellites and transponders. For each satellite designated as being in primary operating service, some form of backup capacity is maintained. This backup capacity may include any one or more of the following: an in-orbit spare satellite, a ground-based spare satellite, designated reserve transponders on the satellite or other on-board backup systems or designed-in redundancies, or interim restoration capacity on other satellites. However, we do not maintain backups for all of our operating capacity.

We typically obtain launch insurance for our satellites and will decide whether or not to obtain such insurance taking into consideration launch insurance rates at the time of launch, terms of available coverage and alternative risk management strategies, including the availability of backup satellites and transponders in the event of a launch failure. Launch insurance coverage is typically in an amount equal to the fully capitalized cost of the satellite, which includes the construction costs, the portion of the insurance premium related to launch, the cost of the launch services and capitalized interest (but may exclude any unpaid incentive payments to the manufacturer). Certain satellites in our fleet are covered by in-orbit insurance. In-orbit insurance coverage may initially be for an amount comparable to launch insurance levels and generally decreases over time, based on the declining book value of the satellite and currently is available on an annual basis.

As of December 31, 2006, the company had in effect launch and in-orbit insurance policies covering three satellites with an aggregate insured value of $270.0 million, which had an aggregate net book value of $349.8 million. We also maintain third-party liability insurance on certain of our satellites up to a limit of $300.0 million per occurrence or in the aggregate per year for damages for physical injury and property damage to third parties caused by our satellites. We do not currently insure against lost revenue in the event of a total or partial loss of a satellite.

Sales, Marketing and Distribution Channels

Our post-PanAmSat acquisition sales and marketing campaign, “Zero Degrees of Separation”, describes the close working relationship we strive to build with our customers. We assign an account representative to each customer who is responsible for understanding the customer’s business, structure and markets it may serve. We present comprehensive sales solutions to our customers that include multiple and diverse service offerings to address each customer’s unique market and technical needs. Our subsidiary, Intelsat Global Sales & Marketing Ltd., referred to as Intelsat Global Sales, located in London, England, is our global sales and marketing headquarters. In addition, we have established local sales and marketing support offices in the following locations around the world:

• Australia	• Japan
• Brazil	• Mexico
• China	• Singapore
• France	• South Africa
• Germany	• United Arab Emirates
• India	• United States

By establishing local offices closer to our customers and staffing those offices with experienced personnel, we believe that we are able to provide flexible and responsive service and technical support to our customers. Our sales and marketing organization reflects our corporate focus on our three principal customer sectors of media, network services and telecom and government. Our sales team includes technical marketing and sales engineering application expertise and a sales approach focused on creating integrated solutions for our customers’ communications requirements that help them better utilize their contracted satellite capacity, integrate into our network and develop an efficient ground infrastructure.

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

Backlog

Our backlog was approximately $8.1 billion as of December 31, 2006. We currently expect to deliver services associated with $1.68 billion, or approximately 21%, of our December 31, 2006 backlog, during the year ending December 31, 2007. Our backlog provides significant near-term revenue visibility, particularly since 95% of our total backlog as of December 31, 2006 relates to contracts that either are non-cancelable or have substantial termination fees. In the last five years, the revenue that we expected to generate from our backlog at the beginning of each year represented on average 79% of that year’s actual revenue.

Satellite Health and Technology

We have experienced some technical problems with our current fleet but have been able to minimize the impact of these problems on our customers, our operations and our business, other than the IS-804 satellite which experienced an anomaly resulting in a total loss. Most of these problems have been component failures and anomalies that have had little long-term impact to date on the overall transponder availability in our satellite fleet. All of our satellites have been designed to accommodate an anticipated rate of equipment failures with adequate redundancy to meet or exceed their orbital design lives and to date, this redundancy design scheme has proven effective. Our allocation of the purchase price associated with the PanAmSat Acquisition took into consideration the technical problems of our fleet.

We have identified three types of common anomalies among the satellite models in our global fleet, which, if they materialize, have the potential for a significant operational impact. These are:

•	failure of the on-board Xenon-Ion Propulsion Systems (XIPS) used to maintain the in-orbit position of BSS 601 HP satellites;

•	accelerated solar array degradation in early BSS 702 satellites; and

•	failure of the on-board spacecraft control processor (SCP) in BSS 601 satellites.

BSS 601 HP XIPS. The Boeing 601 High Power series (BSS 601 HP) satellite uses XIPS as its primary propulsion system. There are two separate XIPS on each BSS 601 HP, each one of which is capable of maintaining the satellite in its orbital position. The satellite also has a completely independent bi-propellant propulsion system as a backup to the XIPS. As a result, a single failure of a XIPS on a BSS 601 typically would have no effect on the satellite’s performance or its operating life. A failure of a second XIPS on a satellite would also have no impact on the performance of that satellite. However, such a failure would require the use of the backup bi-propellant propulsion system, which could result in a shorter operating life for the satellite depending on the amount of bi-propellant fuel remaining. XIPS failures do not typically result in a catastrophic failure of the satellite or affect the communications capability of the satellite. Certain of the BSS 601 HP satellites have experienced various problems associated with XIPS. We currently operate seven BSS 601 HP satellites. Three of these have experienced failures of both XIPS.

The first of the currently operated satellites to experience failure of both primary and secondary XIPS was Galaxy 4R. This satellite is operating as designed on its backup bi-propellant propulsion system. The company and the manufacturer of this satellite have determined that the XIPS on this satellite are no longer available. As a result, this satellite’s estimated remaining service life, based on the bi-propellant fuel on board is until 2009, and in September 2006 this satellite was moved to a new location where it started inclined orbit services, with a reduced propellant consumption.

The second satellite with failure of both primary and secondary XIPS is IS-6B. The company and the manufacturer of this satellite have determined that the XIPS on this satellite are no longer available. As a result, this satellite’s estimated remaining service life, based on the bi-propellant fuel on board is until 2008, and we do not expect this problem to affect service to our customers or to affect revenues from the customers on this satellite over the remaining life of the satellite. The insurance policy on this satellite had an exclusion for XIPS-related anomalies and, accordingly, this was not an insured loss.

The third satellite with failure of both primary and secondary XIPS is Galaxy 10R. The company and the manufacturer of this satellite have determined that the XIPS on this satellite are no longer available. As a result, this satellite’s estimated remaining service life, based on the bi-propellant fuel on board is until 2008. We do not expect this problem to affect service to our customers or to affect revenues from the customers on this satellite over the remaining life of the satellite. We expect to launch a replacement for Galaxy 10R in 2007.

Of our four remaining BSS 601 HP satellites, IS-5 is still in use but is no longer in primary customer service. The other three continue to have XIPS available as their primary propulsion system. However, no assurance can be given that we will not have further XIPS failures that result in shortened satellite lives or that such failures will be insured if they occur. For two of these three satellites, the available bi-propellant life ranges exceeded 4 years from December 31, 2006. The third satellite, Galaxy 13/Horizons-1, which was placed into service in January 2004, has available bi-propellant of approximately 10 years from December 31, 2006.

BSS 702 Solar Arrays. All of our satellites have solar arrays that power their operating systems and transponders and recharge the batteries used when solar power is not available. Solar array performance typically degrades over time in a predictable manner. Additional power margins and other operational flexibility are designed into satellites to allow for such degradation without loss of performance or operating life. Certain BSS 702 satellites have experienced greater than anticipated and unpredictable degradation of their solar arrays resulting from the design of the solar arrays. Such degradation, if continued, results in a shortened operating life of a satellite or the need to reduce the use of the communications payload.

We currently operate three BSS 702 satellites, two of which are affected by accelerated solar array degradation, Galaxy 11 and IS-1R. Service to customers has not been affected, and we expect that both of these satellites will continue to serve these customers until we replace or supplement them with new satellites. Along with the manufacturer, we continually monitor the problem to determine its cause and its expected effect. Due to this continued degradation, Galaxy 11 has a remaining useful life until 2009 and IS-1R has a remaining useful life until 2010. We plan to replace these satellites prior to the point at which the solar array degradation would affect operation of the core communications payload. This will accelerate capital expenditures planned for their replacement. Pursuant to contracts with our customers, a substantial portion of our customer activity on these satellites will continue onto replacement satellites and the reduced estimate of their service lives will not result in a material reduction in contracted backlog. We believe that the net book values of these satellites are fully recoverable.

The third BSS 702 satellite we operate, Galaxy 3C, was launched after the solar array anomaly was identified, and it has a substantially different solar array design intended to eliminate the problem. This satellite has been in service since September 2002 and has not experienced similar degradation problems.

SCP Failures. Many of our satellites use an on-board SCP to provide advanced orientation control and fault protection functions. SCPs are a critical component in the operation of such satellites. Each such satellite has a backup SCP, which is available in the event of a failure. Certain BSS 601 satellites, including the IS-4 satellite, have experienced primary SCP failures and are operating on their backup SCPs. IS-4 is operated as a backup satellite that also provides short-term services and carries commercial traffic. We do not anticipate that a failure of the remaining SCP on IS-4 will cause an interruption of our business or require replacement of a satellite.

We currently operate three additional BSS 601 satellites. IS-2 and IS-3R are both in primary service and are in a group of satellites that has been identified as having heightened susceptibility to the SCP problem. The risk of SCP failure appears to decline as these satellites age. IS-2 and IS-3R have been in continuous operation since 1994 and 1996, respectively. Both primary and backup SCPs on these satellites are monitored regularly and remain fully functional. Accordingly, we do not expect SCP failures to occur nor do we anticipate an interruption in business or to require early replacement of these satellites. HGS-3 is no longer in primary service and had a book value of approximately $3.1 million as of December 31, 2006.

Other Anomalies. On January 14, 2005, our IS-804 satellite experienced a sudden and unexpected electrical power system anomaly that resulted in the total loss of the satellite. The IS-804 satellite provided services primarily to telecommunications carriers and government telecommunications administrations in the South Pacific. The IS-804 satellite was manufactured by Lockheed Martin Corporation, and was launched in December 1997. In accordance with our existing satellite anomaly contingency plans, we made alternative capacity available to our IS-804 satellite customers both on other Intelsat satellites and on other operators’ satellites.

We established a failure review board with manufacturer Lockheed Martin Corporation to investigate the cause of the IS-804 anomaly. The IS-804 satellite was a Lockheed Martin 7000 series (“LM 7000 series”) satellite, and we operate three other satellites in the LM 7000 series, the IS-801, IS-802 and IS-805 satellites. The failure review board released its report in November 2005. We believe, based on the failure review board’s report, that the IS-804 failure was not likely to have been caused by an IS-804 specific workmanship or hardware element, but is most likely caused by a high current event in the battery circuitry triggered by an electrostatic discharge that propagated to cause the sudden failure of the high voltage power system. Further, we believe that although this risk exists for our other LM 7000 series satellites, the risk to any individual satellite is low. We do not believe that any operational steps or adjustments to our satellite deployment plan are required to mitigate the risk. We do not currently expect the loss of the IS-804 satellite to result in the acceleration of capital expenditures to replace the satellite.

In September 2006, our IS-802 satellite experienced a reduction of electrical power capability that resulted in a degraded capability of the satellite. Eleven transponders on IS-802 were subsequently reactivated and are operating normally. We restored service for substantially all IS-802 customers on both IS-802 and other satellites of our fleet.

We also established an anomaly review board (“ARB”) with the manufacturer of IS-802, Lockheed Martin Corporation, to investigate the cause of the anomaly. The ARB is expected to release its report during the second quarter of 2007. We currently believe, based on the ARB’s analysis, that the IS-802 anomaly is most likely to have been caused by an electrical short internal to the solar array harness located on the South solar array boom.

The IS-802 satellite is an LM 7000 series satellite, and we operate two other satellites in the LM 7000 series, the IS-801 and IS-805 satellites. The ARB has found that this anomaly is significantly different from previous LM 7000 Series spacecraft failures. It is also the first failure of this type on a solar array of the LM 7000 series. We therefore believe that, although this risk exists for our other LM 7000 series satellites, the risk to any individual satellite of having a similar anomaly is low. We do not currently believe that any operational steps or adjustments to our satellite deployment plan are required to mitigate the risk.

On November 28, 2004, our G-27 satellite experienced a sudden anomaly in its north electrical distribution system that resulted in the loss of control of the satellite and the interruption of customer services on the satellite. The G-27 satellite is one of the in-orbit satellites we acquired from SS/L in March 2004 as part of the Intelsat Americas Transaction and covers the continental United States, Alaska, Hawaii, Canada, Central America and parts of South America. The G-27 satellite is an FS 1300 series satellite manufactured by SS/L and was launched in September 1999. In accordance with our satellite anomaly contingency plans, we made alternative capacity available to all of our G-27 satellite customers, and most of these customers accepted that capacity. We provided alternative capacity primarily on other satellites in the Intelsat Americas fleet, and in some cases using capacity that we purchased from other satellite operators. On November 30, 2004, following an intensive recovery effort, our engineers were able to regain command and control of the G-27 satellite, and it was placed back in service, with reduced payload capacity, following operational testing.

We have determined that the north electrical distribution system on the G-27 satellite and the communications capacity associated with it are not operational, but the south electrical distribution system and associated communications capacity are operating normally. In addition, the G-27 satellite has lost redundancy in nearly all of its components. As a result, the G-27 satellite faces an increased risk of loss in the future. Currently,

22 of the G-27 satellite’s 48 C-band and Ku-band transponders, which are all powered by the south electrical distribution system, have been tested, are performing normally and are available for service to our customers. In addition, some of these transponders are currently being used by our customers.

Intelsat participated in a failure review board with manufacturer SS/L to investigate the cause of the anomaly. The failure review board has identified the likely root cause of the anomaly as a design flaw that is affected by a number of parameters and in some extreme cases can result in an electrical system anomaly. This design flaw exists on three of our satellites—G-27, G-26 and IS-8. We currently believe, based on analysis by the G-27 failure review board, that the probability of a further, similar anomaly occurrence on the G-27 satellite, or a similar anomaly occurrence on the G-26 or IS-8 satellites, is low.

Satellite Communications Industry

Fixed Satellite Services Sector

We compete in the communications market for the provision of voice, data, video and wholesale Internet connectivity worldwide. Communications services are provided using various communications technologies, including satellite networks, which provide services as a substitute for, or as a complement to, the capabilities of terrestrial networks. We currently operate in the FSS sector of the satellite industry. Operators in the FSS sector, which is the most established sector in the satellite industry, provide communications links between fixed points on the earth’s surface. These services include the provision of satellite capacity between two fixed points, referred to as point-to-point services, and the simultaneous provision of satellite capacity from one fixed point to multiple fixed points, referred to as point-to-multipoint services. Point-to-point applications include telephony, video contribution and data transmission, such as Internet backbone connectivity. Point-to-multipoint applications include DTH and corporate networks.

Over the last several years, deregulation and privatization have significantly reshaped the FSS sector. In addition, the sector has undergone consolidation, with regional and national operators being acquired by larger companies and smaller operators exiting the business or seeking to partner with other providers. We believe that these changes are the result of the increasing globalization of the telecommunications market, customers’ demand for more robust distribution platforms with network redundancies and worldwide reach, and the desire of some FSS operators to secure and improve their market access in key regions. In addition, the scarcity of desirable orbital locations may lead operators to seek to acquire other operators with specific coverage or capacity capabilities. Consolidation may also occur because of the economies of scale from operational and capital expenditure and from marketing efficiencies that can be achieved.

Resellers

We also face competition from resellers of FSS and fiber capacity. Resellers purchase FSS or fiber capacity from current or future providers and then resell the capacity to their customers. Capacity for resale is readily available because resellers can typically procure capacity on short notice, given that FSS and fiber capacity is available.

In addition, resellers effectively compete against FSS operators in a number of ways, including by subdividing purchase capacity and selling to customers in smaller pieces or for shorter time periods, or by packaging the capacity with value-added services. To differentiate themselves, resellers often develop the capability for one or several value-added services to offer along with capacity. These capabilities include pre- and post-production services or teleport services. The cost of these capabilities varies, but all are substantially less than the cost of a satellite.

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

Competition

We are a satellite operator that operates worldwide. Our competition includes providers of fixed satellite services of varying size. We also face significant competition from suppliers of terrestrial communications capacity. We compete with other satellite operators for both point-to-multipoint and point-to-point services. We compete with fiber optic cable operators principally for point-to-point services.

Fiber Optic Cables

We compete with providers of terrestrial fiber optic cable capacity on certain routes and networks. As a result, we have been experiencing, and expect to continue to experience, a decline in our channel product revenue due to the build-out of fiber optic cable capacity. However, we believe that satellites have advantages over fiber optic cables in certain regions and for certain applications. The primary use of fiber optic cables is carrying high-volume communications traffic from point to point, and fiber capacity is available at substantially lower prices than satellite capacity once operational. Consequently, the growth in fiber optic cable capacity on point-to-point transoceanic routes, particularly across the Atlantic Ocean, has led voice, data and video contribution customers that require service between major city hubs to migrate from satellite to fiber optic cable. However, satellite capacity remains competitive for signals that need to be transmitted beyond the main termination points of fiber optic cables, for point-to-multipoint transmissions and for signals seeking to bypass congested terrestrial networks. Satellite capacity is also competitive in parts of the world where providing fiber optic cable capacity is not yet cost-effective or is physically not feasible. We believe that the competition we face from fiber optic cable companies is based primarily on price.

Regulation

As an operator of a privately owned global satellite system, we are subject to U.S. government regulation; regulation by foreign national telecommunications authorities; and the International Telecommunication Union frequency coordination process and regulations.

U.S. Government Regulation

FCC Regulation

Almost all of the satellites in our current constellation are licensed and regulated by the U.S. Federal Communications Commission, or the FCC. We have final or temporary FCC authorization for all of our U.S.-licensed operating satellites. Satellite licenses typically have a fifteen-year term. Our IS-702 satellite is licensed to operate at its current orbital location, subject to conditions, until March 8, 2009. Our IS-602 satellite is licensed to operate at its current orbital location, subject to conditions, until May 30, 2007. At the end of a license term, we can request special temporary authorization to continue operating a satellite.

Changes to our satellite system generally require prior FCC approval. From time to time, we have pending applications for permanent or temporary changes in orbital locations, frequencies and technical design. From time to time, we also file applications for replacement or additional satellites. Replacement satellite applications are eligible for streamlined processing if they are unopposed and propose technical characteristics consistent with those of the satellite that is being replaced. In the case of additional FSS geostationary satellites, the FCC processes requests for new orbital locations or frequencies on a first come, first served basis and requires licensees to post a $3.0 million bond and to comply with a schedule of progress “milestones,” establishing deadlines to sign a satellite construction contract; complete critical design review; begin spacecraft construction; and launch and operate the satellite. Upon completion of each milestone, the amount of the bond is reduced proportionately. A satellite licensee not satisfying a milestone will lose its license and must forfeit the remaining amount on its bond absent circumstances warranting a milestone extension under the FCC’s rules and policies.

We have subsidiaries that hold other FCC licenses, including earth station and experimental earth station licenses associated with technical facilities located in several states and in Washington, D.C.

We must pay FCC filing fees in connection with our space station and earth station applications; annual regulatory fees and, to the extent we are deemed to be providing interstate or international telecommunications and do not qualify for an exemption, universal service contributions. Violations of the FCC’s rules can result in various sanctions including fines, loss of authorizations, or the denial of applications for new authorizations or the renewal of existing authorizations.

For most of our activities, we are not regulated as a common carrier, and therefore, are not subject to rate regulation or the obligation not to discriminate among customers and we operate with minimal governmental scrutiny of our business decisions. Two of our subsidiaries hold common carrier authorizations and are subject to FCC common carrier requirements, which include: traffic and revenue reports, international circuit status reports, international interconnected private line reports, notification and approval for foreign carrier affiliations, filing of contracts with international carriers, annual financial reports, equal employment opportunity reports, assistance for law enforcement and maintenance of customer billing records for 18 months. We currently qualify for exemptions from several of these reporting requirements.

U.S. Export Control Requirements and Sanctions Regulation

We must comply with U.S. export control laws and regulations, specifically the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations and the trade sanctions laws and regulations in the operation of our business. The export of satellites, satellite hardware, defense services and technical information relating to satellites to non-U.S. satellite manufacturing firms, launch services providers, insurers, customers, employees and other non-U.S. persons is regulated by the U.S. Department of State’s Directorate of Defense Trade Controls (“DDTC”) under the ITAR. Certain of our contracts for the manufacture, launch, operation and insurance of our satellites involve the export to non-U.S. persons of technical data or hardware regulated by the ITAR. We have obtained all of the specific DDTC authorizations currently needed in order to fulfill our obligations under contracts with non-U.S. entities, and we believe that the terms of these licenses are sufficient given the scope and duration of the contracts to which they pertain. Many of our employees are non-U.S. nationals. We have obtained a license from the DDTC to allow certain of our non-U.S. national employees access to our technical information that is controlled under the ITAR. Additionally, since Intelsat, Ltd. is based in Bermuda and it and its employees are non-U.S. persons for purposes of the ITAR, some of our suppliers located in the United States must also comply with U.S. export control laws and regulations in order to provide to us ITAR-controlled technical data or hardware.

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

We cannot provide services to certain countries subject to U.S. trade sanctions unless we first obtain the necessary authorizations from the Office of Foreign Assets Control. Where required, the U.S. Department of the Treasury’s Office of Foreign Assets Control has granted us the authorizations needed to provide satellite capacity and related administrative services to U.S.-sanctioned countries.

U.S. Department of Defense Security Clearances

To participate in classified U.S. government programs, we sought and obtained security clearances for one of our subsidiaries from the U.S. Department of Defense as required under the national security laws and regulations of the United States by entering into a proxy agreement with the U.S. government. Because Intelsat, Ltd. is a Bermuda company with significant non-U.S. investment and employees, we sought and obtained Department of Defense approval of various mechanisms to mitigate the impact on the required security clearances. If we do not maintain the security clearances that we have obtained from the U.S. Department of Defense, we will not be able to perform our obligations under any classified U.S. government contracts to which our subsidiary is a party, the U.S. government would have the right to terminate our contracts requiring access to classified information and we will not be able to enter into new classified contracts. Further, if we materially violate the terms of the proxy agreement, the subsidiary holding the security clearances may be suspended or debarred from performing any government contracts, whether classified or unclassified.

Regulation by Foreign National Telecommunications Authorities

U.K. Regulation

The United Kingdom is the licensing jurisdiction for the BSS portion of the Ku-band on one of our satellites, the IS-805. Satellite operators in the United Kingdom are regulated by the U.K.’s Office of Communications.

Papua New Guinea Regulation

The Papua New Guinea Telecommunication Authority, referred to as PANGTEL, is the licensing jurisdiction for our use of the C-band payload on one of our satellites, the G-23. We are required to pay fees to PANGTEL in connection with our use of this orbital location.

German Regulation

We hold licenses for several earth stations in Germany, as well as an authorization to operate a satellite, the IS-12, at one orbital location.

South African Regulation

We also hold a license for an earth station in South Africa.

Japan Regulation

We and JSAT International Inc. are the sole members of Horizons Satellite LLC, or Horizons, and in 2002 the Japanese telecommunications ministry authorized Horizons to operate the Ku-band payload on the Galaxy 13/Horizons-1 satellite. In late 2003, the FCC added this Ku-band payload to its “Permitted Space Station List”, enabling Horizons to use the payload to provide non-DTH services in the United States, and in May 2004 the FCC expanded this authority to include one-way DTH services. We are the exclusive owner of the C-band payload on Galaxy 13/Horizons-1, which the FCC has licensed us to operate.

Other National Telecommunications Authorities

As a provider of satellite capacity, we are also subject to the national communications and broadcasting laws and regulations of many foreign countries in which we operate. Most countries require us to obtain a license or other form of written authorization from the regulator prior to offering service. We have obtained or are obtaining these licenses or written authorizations in all countries in which they are required. Most countries allow authorized telecommunications providers to own their own transmission facilities and to purchase satellite capacity without restriction, facilitating customer access to our services. Other countries maintain strict monopoly regimes or otherwise regulate the provision of our services. In order to provide services in these countries, we may need to negotiate an operating agreement with a monopoly entity that covers the types of services to be offered by each party, the contractual terms for service and each party’s rates. As we have developed our ground network and expanded our service offerings, we have been required to obtain additional licenses and authorizations. To date, we believe that we have identified and complied with all of the regulatory requirements applicable to us in connection with our ground network and expanded services.

The International Telecommunication Union Frequency Coordination Process and Regulation

Our use of orbital slots is subject to the frequency coordination and registration process of the International Telecommunication Union, or ITU. In order to protect satellite systems from harmful radio frequency interference from other satellite systems, the ITU maintains a Master International Frequency Register of radio frequency assignments and their associated orbital locations. Each ITU notifying administration is required by treaty to give notice of, coordinate and register its proposed use of radio frequency assignments and associated orbital locations with the ITU’s Radiocommunication Bureau.

When the coordination process is completed, the ITU formally notifies all proposed users of the frequencies and orbital location in order to protect the registered user of the orbital slot from subsequent or nonconforming interfering uses by other nations. The ITU’s Radio Regulations do not contain mandatory dispute resolution or enforcement mechanisms. The Radio Regulations’ arbitration procedure is voluntary and neither the ITU specifically, nor international law generally, provides clear remedies if this voluntary process fails. Only nations have full standing as ITU members. Therefore, we must rely on governments to represent our interests before the ITU, including obtaining new rights to use orbital locations and resolving disputes relating to the ITU’s rules and procedures.

Employees

As of December 31, 2006, we had 1,217 full-time regular employees. These employees consisted of:

•	613 employees in engineering, operations and information systems;

•	279 employees in finance, legal and other administrative functions;

•	237 employees in sales, marketing and strategy; and

•	88 employees in government sales and marketing (IGen).

As of December 31, 2006, 1,112 of these employees were located in the United States, and the remainder of our employees were in various other locations around the world. We believe that our relations with employees are good. None of our employees is represented by a union or covered by a collective bargaining agreement.

Environmental Matters

Our operations are subject to various laws and regulations relating to the protection of the environment, including those governing the management, storage and disposal of hazardous materials and the cleanup of contamination. As an owner or operator of property and in connection with current and historical operations at some of our sites, we could incur significant costs, including cleanup costs, fines, sanctions and third-party claims, as a result of violations of or liabilities under environmental laws and regulations. For instance, some of our operations require continuous power supply, and, as a result, current and past operations at our teleport and other technical facilities include fuel storage and batteries for back-up power generators. We believe, however, that our operations are in substantial compliance with environmental laws and regulations.

Our History

Intelsat is the successor entity to the International Telecommunications Satellite Organization, referred to as the IGO. The IGO was a public intergovernmental organization created on an interim basis by its initial member states in 1964 and formally established in February 1973 upon entry into force of an intergovernmental agreement. The member states that were party to the treaty governing the IGO designated certain entities, known as the Signatories, to market and use the IGO’s communications system within their territories and to hold investment share in the IGO. Signatories were either private telecommunications entities or governmental agencies of the applicable party’s country or territory. Some Signatories authorized certain other entities located within their territories that used the IGO’s satellite system, known as the Investing Entities, to invest in the IGO as well. Both Signatories and Investing Entities made capital contributions to the IGO and received capital repayments from the IGO in proportion to their investment share in the IGO. Signatories and Investing Entities were also the IGO’s principal customers. Each Signatory’s and Investing Entity’s investment share in the IGO was based on its level of use of the IGO’s satellite system as compared to the use by other Signatories and Investing Entities.

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

The Privatization

Our management began contemplating privatization in the mid-1990s in order to be able to operate our business free of the restrictions described above and to better position us to be responsive to a number of commercial, competitive and regulatory forces. In November 2000, the Assembly of Parties (defined below) unanimously approved our management’s specific plan for our privatization and set the date of privatization for July 18, 2001. On July 18, 2001, substantially all of the assets and liabilities of the IGO were transferred to us.

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

Upon our privatization, each Signatory and Investing Entity that executed and delivered the required privatization agreements, including a shareholders agreement, received shares in Intelsat, Ltd. in proportion to its investment share in the IGO.

The IGO, referred to post-privatization as the International Satellite Telecommunications Organization, or ITSO, continues to exist as an intergovernmental organization and will continue to exist as such for a period of at least 12 years after July 18, 2001, and then may be terminated by a decision of a governing body of ITSO called the Assembly of Parties. Pursuant to an agreement among ITSO and Intelsat, Ltd. and certain of our subsidiaries, we have an obligation to provide our services in a manner consistent with the core principles of global coverage and connectivity, lifeline connectivity and non-discriminatory access, and ITSO monitors our implementation of this obligation. These core principles are described below under “—Certain Customer Service Agreements—Novation Agreements—Lifeline Connectivity Obligation Contracts.”

Certain Customer Service Agreements

Our Intelsat Global Sales subsidiary is the contracting party for certain of our customer service agreements. For regulatory reasons, some of our Brazilian customers contract with our Brazilian subsidiaries. Our U.S., Canadian and Caribbean customers enter into agreements with certain of our U.S. subsidiaries. References to “our,” “we” and “us” below in our discussion of our service agreements are to the Intelsat entities that are the actual contracting parties to the service agreements.

Our customers generally obtain satellite capacity from us by placing an order pursuant to one of several master customer service agreements. These agreements offer different service types, including lease, channel, managed solutions and mobile satellite services. For a description of these service types and a breakdown of our revenue by service type, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview and—Results of Operations.

Most customer service commitments entered into prior to Intelsat’s privatization were transferred to it from the IGO pursuant to novation agreements. Since the privatization, Intelsat’s customers generally order services pursuant to master service agreements. The novation agreements and the master service agreements that Intelsat entered into in connection with the privatization contain provisions that restrict certain aspects of our business. These provisions are described below. Following Intelsat’s privatization, it has entered into master service agreements that do not contain these types of restrictions.

Novation Agreements

Each Intelsat novation agreement sets forth the terms and conditions upon which the service commitments entered into prior to the privatization are provided and the same terms and conditions generally apply to all customer service commitments transferred by the IGO pursuant to a novation agreement. Outstanding customer commitments represented in our December 31, 2006 backlog are covered by novation agreements. Approximately 3.3% is covered by LCO (defined below) protection. Although our backlog could be reduced if our LCO protection obligations are triggered, LCO has not had a significant impact on our backlog to date.

Lifeline Connectivity Obligation Contracts

In connection with Intelsat’s privatization, customers that novated service commitments and that met specified eligibility criteria had the option of entering into lifeline connectivity obligation, or LCO, contracts. An LCO contract provides price and capacity protection for a covered service commitment until the earlier of July 18, 2013 or the expiration of the commitment, which may be renewed as many times as required up to July 18, 2013 at a price no higher than the price charged for that service on the privatization date. Our customers cannot elect to receive LCO protection on contracts effective after the privatization date, except in limited circumstances. As of December 31, 2006, approximately 3.3% of the outstanding customer commitments in our backlog were LCO-protected. The LCO contracts obligate us, in some circumstances, to reduce the prices we charge for covered service commitments, based on the cumulative price increases and decreases of our non-LCO protected service commitments against a specified pricing index calculated annually on July 18. Because the cumulative decrease in pricing to non-LCO customers through July 18, 2006 has been less than 15%, we have not as of yet been required to reduce prices for our LCO-protected service commitments.

Pursuant to a Public Services Agreement that Intelsat entered into with ITSO in connection with the privatization, ITSO monitors our implementation of the LCO protections. Under the Public Services Agreement, we are obligated to provide our services in a manner consistent with the core principles of global coverage and connectivity, lifeline connectivity and non-discriminatory access. Global coverage and connectivity refers to the principle that our satellite system should provide the maximum coverage of the earth available from satellites in geostationary orbit and that it should have sufficient interconnection capabilities to make communication possible within and between Africa, Asia, Europe, North America and South America. Lifeline connectivity refers to the principle that we should make our satellite system available at protected price levels to users in low income countries, countries with low teledensity and other countries that are dependent on our system for access to international telecommunications services. Non-discriminatory access refers to the principle that all entities should have a fair and equal opportunity to access our satellite system. On July 10, 2006, ITSO petitioned the FCC to impose conditions upon our satellite licenses for the “Common Heritage” orbital locations transferred to the United States from Intelsat. Specifically, ITSO requested that the FCC link the licenses to the core principles of global connectivity and nondiscriminatory access, require any future operator that uses the Common Heritage locations to execute a public services agreement with ITSO, and require Intelsat to place a lien or other legal instrument on certain satellites to ensure fulfillment of the core principles in the event of bankruptcy. On August 17, 2006, we filed with the FCC an opposition to this petition, urging the FCC to deny ITSO’s request and dismiss the petition. Both ITSO and we have filed subsequent replies. On March 15, 2007, the U.S. Department of State filed a letter in this proceeding with the FCC, stating its view that Intelsat should be obligated, as a condition for holding certain of its FCC licenses, to remain a signatory to the Public Services Agreement with ITSO to which Intelsat is presently a signatory, and should be permitted to transfer such FCC licenses only to an entity that has undertaken to perform the obligations of the Public Services Agreement. Our management currently believes that the resolution of this proceeding will not have a material impact on our results of operations.

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

The market for fixed satellite services may not grow or may shrink and therefore we may not be able to attract new customers, retain our existing customers or implement our strategies to grow our business. In addition, pricing pressures may have an adverse impact on FSS sector revenue.

The FSS sector, as a whole, is currently expected to experience moderate growth over the next few years. However, the market for fixed satellite services may not grow or may shrink. Competing technologies, such as fiber optic cable, are continuing to adversely affect the point-to-point segment of the FSS sector, which has historically represented the largest component of Intelsat’s revenue. In the point-to-multipoint segment, the global economic downturn, the transition of video traffic from analog to digital and continuing improvements in compression technology have negatively impacted demand for certain fixed satellite services. Developments that we expect to support the growth of the satellite services industry, such as continued growth in data traffic and the proliferation of HDTV and niche programming, may fail to materialize or may not occur in the manner or to the extent we anticipate. Any of these industry dynamics could negatively affect our operations and financial condition.

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

In 2006, we experienced improving pricing trends in many of the regional markets we serve, as compared to unfavorable pricing trends that impacted our revenue in prior periods. In particular, the price trends have improved in North America, Africa, the Middle East and Eastern Europe. Less favorable price dynamics exist in the Asian and Latin American markets, generally due to overcapacity, although improved economic conditions are resulting in increased demand in these markets, resulting in some stabilization, particularly in Latin America, although this could change as other operators launch new capacity into the region.

Our financial condition could be materially and adversely affected if we were to suffer a satellite loss that is not adequately covered by insurance.

As our satellite insurance policies expire, we may elect to reduce or eliminate insurance coverage relating to certain of our satellites to the extent permitted by our debt agreements if, in our view, exclusions make such policies ineffective or the costs of coverage make such insurance impractical and if we believe that we can more reasonably protect our business through the use of in-orbit spare satellites, backup transponders and self-insurance. A partial or complete failure of a revenue-producing satellite, whether insured or not, could require additional, unplanned capital expenditures, an acceleration of planned capital expenditures, interruptions in service, a reduction in contracted backlog and lost revenue and could have a material adverse effect on our business, financial condition and results of operations.

We maintain third-party liability insurance on certain of our satellites. This insurance, however, may not be adequate or available to cover all third-party liability damages that may be caused by any of our satellites, and we may not in the future be able to renew our third-party liability coverage on reasonable terms and conditions, if at all.

We have several large customers and the loss of, or default by, any one of them could materially reduce our revenue and materially adversely affect our business.

We rely on a limited number of customers to provide a substantial portion of our revenue and contracted backlog. For the year ended December 31, 2006, our ten largest customers and their affiliates represented approximately 22% of our revenue. The loss of, or default by, any of these customers could significantly affect our revenue and operating margins.

Some customers have in the past defaulted and, although we monitor our larger customers’ financial performance and seek deposits, guarantees and other methods of protection against default where possible, our customers may in the future default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Defaults by any of our larger customers or by a group of smaller customers who, collectively, represent a significant portion of our revenue could adversely affect our revenue, operating margins and cash flows. If our backlog is reduced due to the financial difficulties of our customers, our revenue and operating margins would be further negatively impacted.

We may not be able to successfully integrate PanAmSat or other new businesses into our business, or complete other strategic transactions, which may prevent us from implementing strategies to grow our business.

We may be unable to successfully integrate the personnel and operations of PanAmSat into our business. In addition, we may be unable to achieve the operational synergies or other cost savings and benefits that we had anticipated in the expected timeframe or at all. We may incur significant costs in connection with the integration of PanAmSat, and our management’s attention will be focused, in part, on the integration process for the foreseeable future.

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

As of December 31, 2006, after giving effect to the Refinancings we completed in January and February 2007, and which are described in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, (a) Intelsat Sub Holdco and its subsidiaries would have had approximately $3.7 billion principal amount of total debt (including capital leases, the guarantee by Intelsat Sub Holdco and certain of its subsidiaries of the Intelsat Bermuda Unsecured Credit Agreement (defined below) and Intelsat Bermuda’s 9 1/4% Senior Notes due 2016) on a consolidated basis, (b) Intermediate Holdco and its subsidiaries would have had approximately $4.0 billion principal amount of total debt (including capital leases, the guarantee by Intelsat Sub Holdco and certain of its subsidiaries of the Intelsat Bermuda Unsecured Credit Agreement and Intelsat Bermuda’s 9 1/4% Senior Notes due 2016) on a consolidated basis, (c) Intelsat Bermuda would have had approximately $9.7 billion principal amount of total debt (including capital leases) on a consolidated basis, and (d) Intelsat, Ltd. would have had approximately $11.4 billion principal amount of total indebtedness on a consolidated basis, approximately $2.7 billion of which would have been secured debt (including capital leases). In addition, as of December 31, 2006, Intelsat Sub Holdco and Intelsat Corp, the direct borrowers under their respective senior secured credit facilities, had $280.0 million (net of standby letters of credit) and $195.4 million (net of standby letters of credit), respectively, of availability under their senior secured credit facilities, all of which would be obligations of Intelsat Sub Holdco, Intelsat Corp or their respective guarantors. The aggregate availability under the two revolving credit facilities is subject to compliance by Intelsat, Ltd. with a secured debt covenant, and as a result such aggregate availability was limited to $386.5 million as of December 31, 2006.

As of December 31, 2006, excluding Intelsat, Ltd. acting as a guarantor or co-obligor with respect to debt of its subsidiaries, Intelsat, Ltd. had approximately $1.7 billion principal amount of indebtedness outstanding, none of which was guaranteed by Intelsat Bermuda or any of its subsidiaries. The indentures governing the outstanding notes of Intelsat Bermuda and the Intelsat Bermuda Unsecured Credit Agreement will permit Intelsat Bermuda to make payments to Intelsat, Ltd. necessary to make cash interest payments on such indebtedness, so long as no default or event of default shall have occurred and be continuing or would occur as a consequence thereof.

In connection with the consummation of the PanAmSat Acquisition Transactions, we became a significantly more highly leveraged company. As part of the PanAmSat Acquisition Transactions, Intelsat Bermuda and Intelsat Corp incurred substantial additional debt, the aggregate principal amount of which was approximately $3.5 billion. In addition, PanAmSat itself was a highly leveraged company and as part of these transactions, approximately $3.2 billion in aggregate principal amount of existing debt of PanAmSat Holdco and its subsidiaries was either refinanced or remained outstanding.

Our substantial indebtedness could have important consequences. For example, it could:

•

make it more difficult for us to satisfy our obligations with respect to indebtedness, including our notes, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the indentures governing our notes and the agreements governing such other indebtedness;

•

require us to dedicate a substantial portion of available cash flow to pay principal and interest on debt, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	limit our ability to engage in strategic transactions or implement our respective business strategies;

•	limit our ability to borrow additional amounts; and

•	place us at a disadvantage compared to any competitors that have less debt.

Any of the factors listed above could materially and adversely affect our business and results of operations. Furthermore, our interest expense could increase if interest rates rise because the entire amount of debt under our senior secured credit facilities bears interest at floating rates. If we do not have sufficient cash flow to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do on commercially reasonable terms or at all.

We may be able to incur significant additional indebtedness in the future. Although the instruments governing our indebtedness contain restrictions on the incurrence of certain additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. If we incur new indebtedness, the related risks that we now face, including those described above, could intensify.

The terms of Intelsat Sub Holdco’s and Intelsat Corp’s senior secured credit facilities, the Intelsat Bermuda Unsecured Credit Agreement, the indentures governing our existing notes and the terms of our other indebtedness may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The credit agreements governing Intelsat Sub Holdco’s and Intelsat Corp’s senior secured credit facilities, the Intelsat Bermuda Unsecured Credit Agreement, the indentures governing our existing notes and our other outstanding indebtedness contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on Intelsat Sub Holdco,

Intermediate Holdco, Intelsat Bermuda, Intelsat, Ltd. and some or all of their subsidiaries, as well as on Intelsat Corp and certain of its subsidiaries, including restrictions that may limit Intelsat Sub Holdco’s, Intermediate Holdco’s, Intelsat Bermuda’s, Intelsat, Ltd.’s, Intelsat Corp’s or their respective subsidiaries’ ability to engage in acts that may be in our best long-term interests. The senior secured credit facilities of Intelsat Sub Holdco and Intelsat Corp include a financial covenant that requires the applicable borrower not to exceed a maximum senior secured leverage ratio. In addition, the senior secured credit facilities require the applicable borrower to use a portion of the proceeds of certain asset sales, in excess of a specified amount, that are not reinvested in its business to repay indebtedness under such facilities.

The credit agreements governing the senior secured credit facilities, the Intelsat Bermuda Unsecured Credit Agreement and the indentures governing our existing notes and our other outstanding indebtedness include covenants restricting, among other things, the ability of Intelsat Sub Holdco, Intelsat Bermuda, Intermediate Holdco and Intelsat Corp, or their respective subsidiaries, to:

•	incur or guarantee additional debt or issue disqualified stock;

•	pay dividends, or make redemptions, repurchases or distributions, with respect to ordinary shares or capital stock;

•	create or incur certain liens;

•	make certain loans or investments;

•	engage in mergers, acquisitions, amalgamations, asset sales and sale and lease-back transactions; and

•	engage in transactions with affiliates.

These covenants are subject to a number of qualifications and exceptions.

The operating and financial restrictions and covenants in our existing debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. A breach of any of the restrictive covenants in the Intelsat Sub Holdco senior secured credit facilities or the Intelsat Corp secured credit facilities could result in a default under the applicable credit facilities. If any such default occurs, the lenders under the applicable senior secured credit facilities may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, enforce their security interest or require us to apply all of our available cash to repay these borrowings. If this occurred under our senior secured credit facilities, this would result in an event of default under our existing notes and under the Intelsat Bermuda Unsecured Credit Agreement. The lenders under the senior secured credit facilities will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If Intelsat Sub Holdco or Intelsat Corp were unable to repay outstanding borrowings when due, the lenders under the applicable senior secured credit facilities would have the right to proceed against the collateral granted to them to secure the debt owed to them. If the debt under one or both of these secured credit facilities were to be accelerated, our assets might not be sufficient to repay such debt in full or to repay our existing notes and our other existing debt.

Our business is capital intensive, and we may not be able to raise adequate capital to finance our business strategies, or we may be able to do so only on terms that significantly restrict our ability to operate our business.

Implementation of our business strategy requires a substantial outlay of capital. As we pursue our business strategies and seek to respond to opportunities and trends in our industry, our actual capital expenditures may differ from our expected capital expenditures and there can be no assurance that we will be able to satisfy our capital requirements in the future. We currently expect that the majority of our liquidity requirements in 2007 will be satisfied by cash on hand and cash generated from our operations. However, if we determine we need to obtain additional funds through external financing and are unable to do so, we may be prevented from fully implementing our business strategy.

The availability and cost to us of external financing depend on a number of factors, including our credit rating and financial performance and general market conditions. Both our credit ratings, which were downgraded by Moody’s Investor Services, Inc. and by Standard & Poor’s Ratings Group in June 2006, and our ability to obtain financing generally may be influenced by the supply and demand characteristics of the telecommunications sector in general and of the FSS sector in particular. Declines in our expected future revenue under contracts with customers and challenging business conditions faced by our customers are among the other factors that may adversely affect our credit. Other factors that could impact our credit rating include the amount of debt in our current capital structure, activities associated with our strategic initiatives, our expected future cash flows and the capital expenditures required to execute our business strategy. The overall impact on our financial condition of any transaction that we pursue may be negative or may be negatively perceived by the financial markets and ratings agencies and may result in adverse rating agency actions with respect to our credit rating. A credit rating downgrade or deterioration in our financial performance could limit our ability to obtain financing or could result in any such financing being available only at greater cost or on more restrictive terms than might otherwise be available.

Our indentures and the agreements related to Intelsat Sub Holdco’s and Intelsat Corp’s senior secured credit facilities impose restrictions on us that may limit our flexibility in conducting our business and implementing our strategies. For example, Intelsat Sub Holdco’s and Intelsat Corp’s senior secured credit facilities contain financial and operating covenants that, among other things, require the applicable borrower to not exceed a maximum senior secured leverage ratio and limit their ability to pledge their assets as security for additional borrowings. These restrictions will likely make it more difficult for us to obtain further external financing if we require it and could significantly restrict our ability to operate our business.

We may become subject to unanticipated tax liabilities that may have a material adverse effect on our results of operations.

Intelsat, Ltd., Intelsat Bermuda and certain of their subsidiaries are Bermuda-based companies, and we believe that a significant portion of the income derived from our communications network will not be subject to tax in Bermuda, which currently has no corporate income tax, or in other countries in which we conduct activities or in which our customers are located, including the United States and the United Kingdom. However, this belief is based on the anticipated nature and conduct of our business, which may change. It is also based on our current position under the tax laws of the countries in which we have assets or conduct activities. This position is subject to review and possible challenge by taxing authorities and to possible changes in law that may have retroactive effect. For example, Intelsat and its non-U.S. subsidiaries intend to conduct their operations (and believe they have conducted their operations to date) so that Intelsat, Ltd. and its non-U.S. subsidiaries will not be (and have not been) engaged in a trade or business within the United States and will not earn (and have not earned) income effectively connected with such a business that would be subject to U.S. federal income tax. However, the U.S. Internal Revenue Service may conclude that Intelsat, Ltd. and its non-U.S. subsidiaries have engaged in a trade or business within the United States. Such a determination could result in a substantial unanticipated tax liability for us.

In December 2006, the U.S. Department of the Treasury finalized regulations with respect to the source of international and other types of communications income. The regulations as adopted may, under certain circumstances subject us to U.S. tax on a significant portion of our income, possibly even if we are not found to have engaged in a trade or business within the United States or to have had an office or other fixed place of business in the United States.

We conduct business in or with customers and counterparties in multiple countries and jurisdictions. Our overall tax burden is affected by tax legislation in these jurisdictions and the terms of income tax treaties between these countries and the countries in which our subsidiaries are qualified residents for treaty purposes as in effect from time to time. Tax legislation in these countries and jurisdictions may be amended and treaties are regularly renegotiated by the contracting countries and, in each case, may change. If tax legislation or treaties were to change, we could become subject to additional taxes that could have a material adverse effect on our financial condition or results of operations.

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

The Investors, together with certain members of our management, currently beneficially own nearly 100% of Intelsat Holdings, which is the direct parent of Intelsat, Ltd. and the indirect parent of Intelsat Bermuda. The Investors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of shareholders. For example, the Investors could cause us to make acquisitions that increase the amount of our indebtedness. Additionally, the Investors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Investors may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the Investors continue to own a significant amount of the equity of Intelsat Holdings, they will continue to be able to strongly influence or effectively control our decisions.

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

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission, or the SEC, have required, and will require, changes to some of our corporate governance practices. These changes include developing financial and disclosure processes that satisfy Section 404 of the Sarbanes-Oxley Act. We expect that these new rules and regulations will increase our legal and financial compliance costs and will make some activities more difficult, time consuming and costly. We also expect that these new rules and regulations could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and to attract and retain qualified executive officers. If we are unable to comply with the Sarbanes-Oxley Act and related rules and regulations, our business could be materially adversely affected. See Item 9A—Controls and Procedures.

We carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in the rules of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because of a material weakness in our internal control over financial reporting related to financial reporting processes, we concluded that, as of December 31, 2006 our disclosure controls and procedures were not effective.

We first disclosed the material weakness when our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The material weakness as of December 31, 2006 relates to the fact that we did not maintain effective controls over our period-end reporting processes. In particular, we had (i) ineffective controls over review of journal entries; (ii) ineffective controls to ensure the completeness and timeliness of certain general ledger account reconciliations conducted in connection with the period-end financial reporting process; and (iii) insufficient accounting infrastructure systems to support accounting operations following the PanAmSat Acquisition Transactions.

In an effort to address the material weakness, since December 31, 2005 we have implemented, or are in the process of implementing, the following remedial steps:

•

We appointed Jeffrey Freimark as Chief Financial Officer effective in May 2006. In addition to supervising all financial aspects of the company, Mr. Freimark is also supervising our information technology functions to better facilitate the coordination and development of improved systems to support our financial reporting process.

•	We made other changes in senior financial management positions to assist in improving our financial reporting process.

•

We reestablished an internal audit function and engaged an international public accounting firm to perform internal audit services under an outsourcing arrangement. Our internal audit service provider is currently reviewing the policies, procedures and systems to address the material weakness.

•

We have hired additional experienced accounting personnel and expect to hire further experienced accounting personnel. We hired staff to handle the increased workload associated with the reporting structure in place after the PanAmSat Acquisition Transactions and continue to recruit additional staff in key areas including financial reporting and accounting.

•

We have engaged temporary staff and consultants to assist in achieving accurate and timely reporting, including hiring additional consultants to assist in the development and enhancement of IT infrastructure systems to support accounting.

•

We have provided training to our finance and accounting personnel for timely and accurate preparation and management review of documentation to support our financial reporting and period-end close procedures. We expect to continue this training for all accounting personnel.

•

We continue to conduct the assessment and review of our accounting general ledger system to further identify changes that can be made to improve our overall control environment with respect to journal entries. We are continuing to implement more formal procedures related to the review and approval of journal entries.

•

We have formalized the periodic account reconciliation process for all significant balance sheet accounts. We are continuing to implement more formal review of these reconciliations by our accounting management and we will increase supervisory personnel to ensure that reviews are performed.

•

We continue to migrate accounting and financial reporting systems used by our recently acquired subsidiary, Intelsat Corporation, into the systems historically used by the company. Subsequent to December 31, 2006, we began accounting for Intelsat Corporation activities within the same general ledger system as the remainder of the company.

Risk Factors Relating to Our Industry

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

•	problems with the control systems of the satellites, including:

•	failure of the primary and/or backup spacecraft control processor, or SCP;

•	failure of the XIPS used on certain Boeing satellites, which is an electronic propulsion system that maintains the spacecraft’s proper in-orbit position; and

•	general failures resulting from operating satellites in the harsh space environment.

We have experienced anomalies in each of the categories described above. Although we work closely with the satellite manufacturers to determine and eliminate the cause of these anomalies in new satellites and provide for on-satellite backups for certain critical components to minimize or eliminate service disruptions in the event of failure, we may experience anomalies in the future, whether of the types described above or arising from the failure of other systems or components. We could experience equipment or subsystem failures due to design, manufacturing or assembly errors that were not discovered before launch, premature component failure or wear out, and/or the harsh environment of space. These anomalies can manifest themselves in scale from minor reductions of equipment redundancy to marginal reductions in capacity to complete satellite failure. Some of our satellites have experienced significant anomalies in the past and some have components that are now known to be susceptible to similar significant anomalies. Each of these is discussed in Item 1—Business—Satellite Health and Technology. An on-satellite backup may not be available upon the occurrence of such an anomaly.

Any single anomaly or series of anomalies could materially and adversely affect our operations, our revenue, our relationship with our current customers and our ability to attract new customers for our satellite services. In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly and the availability of on-satellite backups. Anomalies and our estimate of their future effect may also cause a reduction of the expected service life of a satellite and contracted backlog. Anomalies may also cause a reduction of the revenue generated by that satellite or the recognition of an impairment loss. Finally, the occurrence of anomalies may adversely affect our ability to insure our satellites at commercially reasonable premiums, if at all. While some anomalies are covered by insurance policies, others are not or may not be covered. See “—Risk Factors Relating to Our Business—Our financial condition could be materially and adversely affected if we were to suffer a loss that is not adequately covered by insurance”.

We have experienced some technical problems with our current satellite fleet. Many of these problems have been component failures and anomalies, such as recent anomalies in the north electrical distribution system of the G-27 satellite, and in our IS-804 satellite and our IS-802 satellite, described elsewhere in this Annual Report.

We participated in a failure review board with manufacturer Space Systems/Loral, Inc., referred to as SS/L, to investigate the cause of the G-27 satellite anomaly. The board identified the likely root cause of the anomaly as a design flaw that is affected by a number of parameters and in some extreme cases can result in an electrical system anomaly. This design flaw exists on three of our satellites, G-27, G-26 and IS-8.

In September 2006, our IS-802 satellite experienced a reduction of electrical power capability that resulted in a degraded capability of the satellite. Eleven transponders on IS-802 were subsequently reactivated and are operating normally. We restored service for substantially all IS-802 customers on both IS-802 and other satellites of our fleet.

We also established an anomaly review board (“ARB”) with the manufacturer of IS-802, Lockheed Martin Corporation, to investigate the cause of the anomaly. The ARB is expected to release its report during the second quarter of 2007. We currently believe, based on the ARB’s analysis, that the IS-802 anomaly is most likely to have been caused by an electrical short internal to the solar array harness located on the South solar array boom.

The IS-802 satellite is an LM 7000 series satellite, and we operate two other satellites in the LM 7000 series, the IS-801 and IS-805 satellites. The ARB has found that this anomaly is significantly different from previous LM 7000 Series spacecraft failures. It is also the first failure of this type on a solar array of the LM 7000 series. We therefore believe that, although this risk exists for our other LM 7000 series satellites, the risk to any individual satellite of having a similar anomaly is low. We do not currently believe that any operational steps or adjustments to our satellite deployment plan are required to mitigate the risk.

We may also experience additional anomalies relating to the failure of the SCP in certain of our Boeing model 601, or BSS 601, satellites (not including our BSS 601 HP satellites), various anomalies associated with XIPS in our BSS 601 HP satellites or a progressive degradation of the solar arrays in certain of our Boeing model 702, or BSS 702, satellites.

Three of the BSS 601 satellites that we operated in the past, as well as BSS 601 satellites operated by others, have experienced a failure of the primary and backup SCPs. On January 15, 2006, our Galaxy 3R satellite, operating in an inclined orbit at 74°WL, experienced an anomaly of its back-up SCP and was taken out of service. This satellite had $0 net book value as of December 31, 2006 and this event is not expected to have a material impact on our future operations or financial results. One of the BSS 601 satellites that we currently operate has experienced a failure of the primary SCP.

Certain of the BSS 601 HP satellites have experienced various problems associated with their XIPS. We operate seven satellites of this type. Three of our currently-operated BSS 601 HP satellites have experienced failures of both XIPS. We may in the future experience similar problems associated with XIPS or other propulsion systems on our satellites. In 2004, based on a review of available data, PanAmSat reduced its estimate of the service life of one of its BSS 601 HP satellites, IS-9, and as a result, PanAmSat accelerated depreciation expense related to this satellite.

Two of the three BSS 702 satellites that we operate, as well as BSS 702s of a similar design operated by others, have experienced a progressive degradation of their solar arrays causing a reduction in output power. Along with the manufacturer, we continually monitor the problem to determine its cause and its expected effect. The power reduction may require us to permanently turn off certain transponders on the affected satellites to allow for the continued operation of other transponders, which could result in a loss of revenue, or may result in a reduction of the satellite’s service life. Due to this continued degradation, based on a review of available data, in 2004 PanAmSat reduced its estimate of the service lives of both satellites.

We may experience a launch failure or other satellite damage or destruction during launch, which could result in a total or partial satellite loss. A new satellite could also fail to achieve its designated orbital location after launch. Any such loss of a satellite could negatively impact our business plans and could reduce our revenue.

Satellites are subject to certain risks related to failed launches. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take 24 months or longer, and to obtain other launch opportunities. Such significant delays could materially and adversely affect our operations and our revenue. In addition, significant delays could give customers who have purchased or reserved capacity on that satellite a right to terminate their service contracts relating to the satellite. We may not be able to accommodate affected customers on other satellites until a replacement satellite is available. A customer’s termination of its service contracts with us as a result of a launch failure would reduce our contracted backlog. Delay caused by launch failures may also preclude us from pursuing new business opportunities and undermine our ability to implement our business strategy.

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

Since 1975, our combined company has launched 95 satellites. Eight of these satellites were destroyed as a result of launch failures. One of the 95 satellites did not achieve the correct orbit upon its launch, but was later rescued and placed into the correct orbit. In addition, certain launch vehicles that the combined company has used or is scheduled to use have experienced launch failures in the past. Launch failure rates vary according to the launch vehicle used.

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

We have plans to launch four satellites during 2007 that will replace satellites currently in service. One of our satellites is scheduled to be launched on a Sea Launch vehicle in the third quarter of 2007. Sea Launch recently experienced a launch failure in a satellite launch by SES New Skies. As a result, there has been a delay in all launches by Sea Launch. We cannot predict how long such delay will last or if we will need to switch to a new provider. Switching to a new provider could entail significant additional costs. In addition, any delay in the launch of any of these satellites would cause commencement of service to occur later than the end of the life of the satellite it is replacing, which could result in a loss of revenue and contracted backlog.

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

Our operation of existing satellites is authorized and regulated by the FCC, the U.K. Office of Communications, referred to as Ofcom, PANGTEL, the telecommunications ministry of Japan and BNetzA, the regulatory agency of Germany. If we do not maintain authorizations for our existing satellites, we would not be able to operate the satellites covered by those authorizations, unless we obtained authorization from another licensing jurisdiction. Some of our authorizations provide waivers of technical regulations. If we do not maintain these waivers, we would be subject to operational restrictions or interference that would affect our use of existing satellites. Loss of a satellite authorization could cause us to lose the revenue from services provided by that satellite at a particular orbital location to the extent these services cannot be provided by satellites at other orbital locations.

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

Our in-orbit satellites do not currently occupy all of the orbital locations for which we have obtained regulatory authorizations. If we are unable to place satellites into currently unused orbital locations by specified deadlines and in a manner that satisfies the International Telecommunication Union, referred to as the ITU, or national regulatory requirements, or if we are unable to maintain satellites at the orbital locations that we currently use, we may lose our rights to use these orbital locations and the locations could become available for other satellite operators to use. We cannot operate our satellites without a sufficient number of suitable orbital locations in which to place the satellites. The loss of one or more of our orbital locations could negatively affect our plans and our ability to implement our business strategy.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We own the two facilities in which most of our operations and employees are located in Washington, D.C. and Ellenwood, Georgia. We own the Washington, D.C. building where our administrative headquarters and primary satellite operations center is currently located, as well as one of our customer operations centers. The land that underlies this building is leased from the U.S. government pursuant to a lease that expires in 2081. The building has approximately 917,000 gross square feet, of which approximately 546,500 square feet is used for office space and our primary satellite operations facilities. See Item 1—Business—Our Network—Network Operations and Current Ground Facilities for descriptions of these facilities. The building also currently houses the majority of our sales and marketing support staff and other administrative personnel. We also lease approximately 17,755 square feet in Bethesda, Maryland where the employees of our IGEN subsidiary are located.

We also own a facility in Ellenwood, Georgia in which PanAmSat’s primary customer operations center was located. The facility has approximately 124,000 square feet of office space and operations facilities, which are based in two buildings and multiple antenna shelters on the property. We expect to consolidate all of our customer service operations from our Washington, D.C. building into the Ellenwood, Georgia facility and to transition all of our customer service operations to that location by the end of 2007.

Our secondary satellite operations center is located at a facility which we own in Long Beach, California, which includes approximately 68,870 square feet for administrative and operational facilities. We expect to consolidate satellite operations of our combined fleet from Long Beach to our Washington, D.C. facility. We will maintain a more limited presence at Long Beach to provide redundancy for our primary facility and to provide operations for certain third-party satellites.

We use a worldwide ground network to operate our satellite fleet and to manage the communications services that we provide to our customers. This network is comprised of nearly 50 owned and leased earth station and teleport facilities around the world, including 18 earth stations that perform TT&C services.

The six TT&C earth stations in our ground network which we own are located in Ellenwood, Georgia, Fillmore, California, Napa, California, Riverside, California, Paumalu, Hawaii and Fuchsstadt, Germany. We lease facilities at 12 other facilities for TT&C services. We also contract with the owners of some of these TT&C stations for the provision of additional services. The contracts with the owners of these stations have expiration dates ranging from January 30, 2007 to November 30, 2010. Other earth stations in our ground network include earth stations in locations such as Argentina, Australia, Bahrain, the Caribbean, India, Italy, South Korea, Russia, South Africa, Tahiti, Jordan, Taiwan, Uruguay and the United Arab Emirates. Our network also consists of the leased communications links that connect the earth stations to our satellite control center located at our Washington, D.C. building and to our back-up operations facility.

In addition to providing TT&C services for the operation of our satellites, we also own and lease facilities in order to provide teleport services to our customers. We own seven teleports in Riverside, Napa, and Filmore, California, Ellenwood, Georgia, Paumalu, Hawaii, Hagerstown, Maryland and Fuchsstadt, Germany. We lease teleport facilities at a number of other U.S. and international locations, including Colorado, Maryland, Australia, the United Arab Emirates, Italy, China, South Korea and Kuwait. We currently expect to consolidate a number of our teleport facilities over the next few years as we execute our integration plans.

We have established points of presence connected by leased fiber at key traffic exchange points around the world, including Los Angeles, New York, Hong Kong and London. We lease our facilities at these traffic exchange points. We have also established video points of presence connected by leased fiber at key video exchange points around the world, including Los Angeles, Denver, New York, Washington, D.C. and London. We lease our facilities at these video exchange points. We use our teleports and points of presence in combination with our satellite network to provide our customers with managed solutions and video services.

We own an approximately 39,000 square foot facility in Hagerstown, Maryland. In addition, we lease approximately 18,000 square feet of office space and 9,300 square feet of storage space at this location. This facility currently includes a full-time satellite news gathering operations center that we expect to transition to our Ellenwood, Georgia customer operations center in 2007. The facility also includes a back-up facility and data center that we use as back-up for our satellite and other business operations.

We lease office space in Hamilton, Bermuda, London, England, and Wilton, Connecticut for our corporate office and various subsidiaries. We also lease office space in New York, Florida, Virginia, Maryland, California, Australia, China, France, Germany, India, Japan, Mexico, Singapore, South Africa, Brazil, Luxembourg and the United Arab Emirates for our local sales and marketing support offices. We currently expect to close a number of facilities and redundant offices in certain cities over the next couple of years, as we continue to execute our integration plans.

Item 3.	Legal Proceedings

Two putative class action complaints that were filed against Intelsat, Ltd. and Intelsat Global Service Corporation in 2004 in the U.S. District Court for the District of Columbia by certain named plaintiffs who are Intelsat retirees, spouses of retirees or surviving spouses of deceased retirees, were consolidated into a single case. The complaint, which has been amended several times, arose out of a resolution adopted by the governing body of the IGO prior to privatization regarding medical benefits for retirees and their dependents. The plaintiffs allege that Intelsat wrongfully modified health plan terms to deny coverage to surviving spouses and dependents of deceased retirees, thereby breaching the fiduciary duty obligations of the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the “contract” represented by the IGO resolution. It is our position that the IGO resolution does not create obligations that are enforceable against Intelsat, Ltd. or Intelsat Global Service Corporation.

On March 13, 2007, we and counsel for the majority of the named plaintiffs signed a settlement agreement, which was filed on that same date under a joint motion to certify class for settlement purposes only, preliminarily approve the agreement of settlement of consolidated ERISA class action, and approve the form and manner of notice, referred to as the Joint Motion. The settlement agreement nullifies all potential obligations under the pre-privatization IGO resolution, including, most significantly, the obligation to establish a trust to fund lifetime retiree medical benefits at 2001 levels for the putative class members. Instead, we will provide to the retiree class certain health benefits that are essentially the same as those currently provided to active employees, the value of which, taken as a whole, cannot be reduced or eliminated. The retiree class members will have lifetime affordable health care coverage, for which they will pay modest increases in premiums, deductibles and co-pay amounts, such increases to be capped in accordance with certain cost of living adjustment provisions. The settlement extends the obligation to provide the benefits to transferees, affiliates and successors of Intelsat under certain circumstances. We also will pay an award of attorneys’ fees of up to $200,000. At a March 14, 2007 status conference, the court granted counsel for a small group of objecting named plaintiffs ten days within which to file an opposition to the Joint Motion. The court also set a tentative date of July 12, 2007 for a fairness hearing on the proposed settlement agreement.

We are subject to litigation in the normal course of its business, but we do not believe that the resolution of any pending proceedings will have a material impact on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Not applicable.

Item 6.	Selected Financial Data

The following selected historical consolidated financial data should be read in conjunction with, and is qualified by reference to, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and their notes included elsewhere in this Annual Report. The consolidated statement of operations data for the year ended December 31, 2004, the period January 1, 2005 to January 31, 2005 (predecessor entity), the period February 1, 2005 to December 31, 2005 (successor entity) and the year ended December 31, 2006 and the consolidated balance sheet data as of December 31, 2005 and 2006 have been derived from consolidated financial statements audited by KPMG LLP, an independent registered public accounting firm, included elsewhere in this Annual Report. The consolidated statement of operations data for the years ended December 31, 2002 and 2003 and the consolidated balance sheet data as of December 31, 2002, 2003 and 2004 have been derived from consolidated financial statements that are not included in this Annual Report.

As a result of the consummation of the Acquisition Transactions, the financial results for the year ended December 31, 2005 have been separately presented for the “Predecessor Entity” for the period January 1, 2005 through January 31, 2005 and for the “Successor Entity” for the period February 1, 2005 through December 31, 2005. Although the effective date of the Acquisition Transactions was January 28, 2005, due to the immateriality of the results of operations for the period between January 28, 2005 and January 31, 2005, we have accounted for the consummation of the Acquisition Transactions as if they had occurred on January 31, 2005.

	Predecessor Entity				Successor Entity
	Year Ended December 31,			January 1 to January 31, 2005	February 1 to December 31, 2005	Year Ended December 31, 2006
(in thousands)	2002	2003	2004
Consolidated Statement of Operations Data
Revenue	$991,956	$946,118	$1,043,906	$97,917	$1,073,566	$1,662,666
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	117,405	132,172	178,253	26,939	216,608	284,550
Selling, general and administrative	121,077	129,456	152,111	55,491	141,806	187,919
Depreciation and amortization	361,322	400,485	457,372	39,184	534,329	701,517
IS-10-01 termination costs	34,358	(3,000)	—	—	—	—
Impairment of asset value	—	—	84,380	69,227	—	48,974
Restructuring costs	5,522	(837)	6,640	263	—	26,452
Loss on undesignated interest rate swap	—	—	—	—	—	11,731

Total operating expenses	639,684	658,276	878,756	191,104	892,743	1,261,143

Income (loss) from continuing operations	352,272	287,842	165,150	(93,187)	180,823	401,523
Interest expense, net	55,053	97,030	138,869	12,024	365,418	724,141
Other income (expense), net	9,942	18,556	(2,384)	(115)	(8,191)	(27,246)

Income (loss) from continuing operations before income taxes	307,161	209,368	23,897	(105,326)	(192,786)	(349,864)
Provision for income taxes	33,021	26,129	18,647	4,400	22,772	18,850

Income (loss) from continuing operations	274,140	183,239	5,250	(109,726)	(215,558)	(368,714)
Loss from discontinued operations	—	(2,120)	(43,929)	—	—	—

Net income (loss)	$274,140	$181,119	$(38,679)	$(109,726)	$(215,558)	$(368,714)

Consolidated Cash Flow Data
Net cash provided by operating activities	$657,985	$601,209	$659,117	$11,384	$493,628	$448,556
Net cash provided by (used in) investing activities.	(678,222)	(966,525)	(654,444)	37,608	(112,795)	(3,304,607)
Net cash provided by (used in) financing activities	31,504	955,820	(415,829)	(475)	(216,398)	3,079,761
Other Data
Capital expenditures	$(616,806)	$(202,781)	$(288,589)	$(953)	$(132,554)	$(152,086)

	Predecessor Entity			Successor Entity
	As of December 31,			As of December 31,
	2002	2003	2004	2005	2006
Consolidated Balance Sheet Data (in thousands)
Cash and cash equivalents	$9,466	$576,793	$141,320	$360,070	$583,656
Satellites and other property and equipment, net	3,478,055	3,262,870	3,637,357	3,237,341	4,729,135
Total assets	3,985,911	5,097,304	4,794,256	5,294,444	12,401,408
Total debt	1,308,466	2,354,348	1,948,135	4,801,113	11,279,615
Shareholder’s equity (deficit)	2,150,234	2,344,400	2,305,821	(206,265)	(541,341)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our historical consolidated financial statements covers periods before and after consummation of the PanAmSat Acquisition Transactions, the Acquisition Transactions and the Transfer Transactions. This discussion should be read together with Item 6—Selected Financial Data and our consolidated financial statements and their notes included elsewhere in this Annual Report. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and, unless otherwise indicated, the other financial information contained in this Annual Report has also been prepared in accordance with U.S. GAAP. See “Forward-Looking Statements” and Item 1A—Risk Factors for a discussion of factors that could cause our future financial condition and results of operations to be different from those discussed below. Certain monetary amounts, percentages and other figures included in this Annual Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them. Unless otherwise indicated, all references to “dollars” and “$” in this Annual Report are to, and all monetary amounts in this Annual Report are presented in, U.S. dollars.

Overview

We are the largest provider of fixed satellite communications services worldwide, supplying video, data and voice connectivity in over 200 countries and territories for over 1,800 customers, many of which we have had relationships with for over 30 years. Our global communications network includes 51 satellites in orbit, leased capacity on one additional satellite owned by another satellite operator and ground facilities related to the operation and control of our satellites. We have the largest, most flexible and one of the most reliable satellite fleets in the world, which covers over 99% of the world’s population. Our satellite fleet is operated via ground facilities used to monitor and control our satellites and is complemented by a terrestrial network of teleports, points of presence and leased fiber links for the provision of our hybrid managed solutions. We have undertaken a number of strategic initiatives to expand our business regionally and by customer set, including the acquisition of satellites serving North America, the acquisition of a satellite service provider to the government sector, and most recently the PanAmSat Acquisition Transactions.

Impact of the PanAmSat Acquisition Transactions

On August 28, 2005, Intelsat Bermuda entered into a Merger Agreement, referred to as the Merger Agreement, with PanAmSat Holdco and Proton Acquisition Corporation, a wholly owned subsidiary of Intelsat Bermuda, referred to as Merger Sub. Pursuant to the Merger Agreement, Intelsat Bermuda acquired PanAmSat Holdco on July 3, 2006 for total cash consideration of approximately $3.2 billion, with the stockholders of PanAmSat Holdco receiving $25.00 per common share in cash, plus approximately $0.00927 as the pro rata share of undeclared regular quarterly dividends. Merger Sub was newly formed for the purpose of consummating the PanAmSat Acquisition Transactions. As part of this transaction, approximately $3.2 billion in existing debt of PanAmSat Holdco and its subsidiaries was either refinanced or remained outstanding.

In connection with, and in order to effect, the transactions contemplated by the Merger Agreement and the related financing, the following transactions occurred:

•	Intelsat Bermuda created a new direct wholly owned subsidiary, Intermediate Holdco;

•	Intelsat Bermuda transferred substantially all its assets (other than cash, certain prepaid expenses and the capital stock of Merger Sub) and liabilities to Intermediate Holdco; and

•

Merger Sub merged with PanAmSat Holdco, with PanAmSat Holdco continuing as the surviving corporation and being a direct wholly owned subsidiary of Intelsat Bermuda. Upon completion of this merger, referred to as the Merger Transaction, PanAmSat Holdco’s equity holders ceased to hold shares or other equity interests in PanAmSat Holdco.

In addition, on July 3, 2006, we incurred substantial debt to finance this acquisition, including $260.0 million principal amount of Floating Rate Senior Notes due 2013, $1,330.0 million of principal amount of 11 1/4% Senior Notes due 2016 and $750.0 million principal amount of 9 1/4% Senior Notes due 2016, issued by Intelsat Bermuda; $575.0 million principal amount of 9% Senior Notes due 2016 issued by PanAmSat Opco, referred to as the Intelsat Corp 2016 Senior Notes; and a borrowing by Intelsat Bermuda under a new $600.0 million senior unsecured credit facility, referred to as the Senior Unsecured Bridge Loan. In connection with the PanAmSat Acquisition Transactions, Intelsat Sub Holdco also terminated its prior senior secured credit facilities and entered into new senior secured credit facilities under a credit agreement referred to as the New Sub Holdco Credit Agreement, and PanAmSat Opco amended and restated its senior secured credit facilities to change certain of the terms thereunder. We refer to these transactions and the Merger Transaction collectively as the PanAmSat Acquisition Transactions. We are a significantly more highly leveraged company than we were prior to the acquisition, and this will result in a significant increase in our interest expense in future periods. For more information regarding our debt structure following the completion of the PanAmSat Acquisition Transactions, see “—Liquidity and Capital Resources.”

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

On May 30, 2006, PanAmSat Holdco commenced a tender offer, referred to as the Tender Offer, to purchase any and all of its then outstanding $416.0 million aggregate principal amount at maturity ($289.5 million accreted principal amount at March 31, 2006) 10 3/8% Senior Discount Notes due 2014, referred to as the 10 3/8% discount notes, for cash. Approximately 99.65% of the outstanding 10 3/8% discount notes were repurchased by PanAmSat Holdco upon completion of the Tender Offer on July 3, 2006. The 10 3/8% discount notes not tendered to PanAmSat Holdco in the Tender Offer, or approximately $1.5 million aggregate principal amount, were repurchased by PanAmSat Holdco on August 29, 2006.

Prior to and immediately after the PanAmSat Acquisition Transactions, Intelsat Bermuda extended to PanAmSat Holdco several loans, referred to collectively as the Intelsat Bermuda Loan, in an aggregate principal amount at the time of borrowing equal to approximately $1.28 billion, the proceeds of which were used by PanAmSat Holdco to fund a portion of the purchase price of the PanAmSat acquisition and to fund the purchase of the 10 3/8% discount notes tendered in the Tender Offer, plus related fees, referred to collectively as the Tender Amount.

Following the completion of the PanAmSat Acquisition Transactions, substantially all of the employees of Intelsat Global Service Corporation, an indirect subsidiary of Intelsat Bermuda, were transferred to PanAmSat Opco pursuant to an employee transfer agreement, referred to as the Employee Transfer Agreement. In addition, substantially all of the direct and indirect subsidiaries of Intelsat Holdings entered into a master intercompany services agreement pursuant to which these entities provide services to each other, referred to as the MISA. In each case, services are provided on terms that are not materially less favorable to each party than are available on an arms’ length basis and on terms that the relevant boards of directors have determined to be fair. We refer to these transactions as the Other Intercompany Transactions.

Upon the completion of the PanAmSat Acquisition Transactions, we renamed PanAmSat Holdco and PanAmSat Opco as Intelsat Holding Corporation and Intelsat Corporation, respectively.

In addition, Intelsat Bermuda created a new direct wholly owned subsidiary organized in Gibraltar which owns all of the equity of a subsidiary organized in Luxembourg which owns all of the equity of a subsidiary organized in Poland, referred to as Intelsat Poland, which has registered a branch in Luxembourg, referred to as Intelsat Poland, Luxembourg Branch. Following the consummation of the PanAmSat Acquisition Transactions, Intelsat Bermuda effected the contribution of the Intelsat Bermuda Loan to Intelsat Poland, Luxembourg Branch. On October 30, 2006, Intelsat Bermuda executed a series of transactions which resulted in the shares of PanAmSat Holdco, which were previously all held by Intelsat Bermuda, being held by the Luxembourg branch of Intelsat Poland.

The purchase price and related costs of the PanAmSat Acquisition Transactions were allocated to the fair values of the assets acquired and liabilities assumed at the time of the acquisition based on management’s best estimates, which were based in part on the work of third-party appraisers. More specifically, PanAmSat assets and liabilities were adjusted to fair value as of the closing date of the PanAmSat Acquisition Transactions. As a result of these adjustments, our depreciation and amortization expense increased significantly. Also, our interest expense increased due to the interest on the Intelsat Corp 2016 Senior Notes.

In connection with and since the closing of the PanAmSat Acquisition Transactions, Intelsat Holdings has entered into share-based compensation arrangements under its existing 2005 Share Incentive Plan with certain directors, officers and key employees of Intelsat Holdings and its subsidiaries. In the aggregate, these arrangements outstanding as of December 31, 2006 provided for the issuance of approximately 3.9% of the outstanding voting equity of Intelsat Holdings. Since awards made consist of share and share-based compensation grants of our parent, Intelsat Holdings, compensation costs for vested awards and any costs to repurchase shares will be reflected as capital contributions in Intelsat, Ltd.’s financial statements.

We have identified various cost-saving initiatives that have been or will be implemented in connection with the integration process following the closing of the PanAmSat Acquisition Transactions. These initiatives include workforce reductions and related salary and benefit savings, insurance costs, operating expense reductions due to consolidation of facilities, and cost savings expected to result from the implementation of improved operating processes and conforming policies in both companies to achieve best practices. We believe we can realize approximately $92.0 million in estimated annual net operating cost savings in the near to medium term resulting from the PanAmSat Acquisition Transactions.

In order to achieve these expected annual savings, we believe it will be necessary for the combined company to incur approximately $180.0 million in one-time expenditures including $40 to $45 million in capital expense. Approximately $35.0 million of these costs were incurred by PanAmSat prior to the closing of the PanAmSat Acquisition Transactions. The remainder of these costs for the combined company are expected to include staff related costs, such as relocation, retention and severance, necessary to achieve a fully integrated and reduced workforce; satellite control facilities integration costs; system integration costs; professional fees and costs associated with early termination of existing leases and other binding commitments.

Impact of the Acquisition Transactions and the Transfer Transactions

On January 28, 2005, Intelsat Holdings acquired Intelsat, Ltd., as part of a series of transactions referred to as the Acquisition Transactions, for total cash consideration of approximately $3.2 billion, with pre-acquisition debt of approximately $1.9 billion remaining outstanding. In connection with the Acquisition Transactions, on January 28, 2005, Intelsat Bermuda issued $1.0 billion of floating rate senior notes due 2012, $875.0 million of 8 1/4% senior notes due 2013 and $675.0 million of 8 5/8% senior notes due 2015, referred to collectively as the acquisition finance notes. The $1.0 billion of floating rate senior notes were redeemed on February 2, 2007 as described below in “—Impact of the Refinancings.” Intelsat Bermuda also established a new $300.0 million revolving credit facility and a new $350.0 million term loan facility, referred to together as the prior senior secured credit facilities, on January 28, 2005. These prior senior secured credit facilities were subsequently terminated and repaid in full on July 3, 2006 as part of the PanAmSat Acquisition Transactions as noted above.

Following the Acquisition Transactions, Intelsat, Ltd. formed a new wholly owned subsidiary, Zeus Special Subsidiary Limited, referred to as Finance Co., and Intelsat Bermuda formed a new wholly owned subsidiary, Intelsat Sub Holdco. On February 11, 2005, Finance Co. issued $478.7 million aggregate principal amount at maturity of 9 1/4% Senior Discount Notes due 2015, referred to as the discount notes, with Intelsat, Ltd. as co-obligor, which yielded approximately $305.3 million of proceeds at issuance.

Following the issuance of the discount notes, on March 3, 2005, Intelsat Bermuda transferred substantially all of its assets to Intelsat Sub Holdco and Intelsat Sub Holdco assumed substantially all of the then-existing liabilities of Intelsat Bermuda, including the acquisition finance notes. Intelsat Bermuda also became a guarantor of the prior senior secured credit facilities and the acquisition finance notes. Finance Co. amalgamated with Intelsat Bermuda, and Intelsat Bermuda became an obligor of the discount notes. These transactions that followed the Acquisition Transactions are collectively referred to as the Transfer Transactions.

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

As part of the Acquisition Transactions, Intelsat Bermuda incurred substantial debt, which was assumed by Intelsat Sub Holdco in connection with the Transfer Transactions, including debt under the prior senior secured credit facilities and the acquisition finance notes, which resulted in a significant increase in our interest expense. In addition, Intelsat, Ltd. and Intermediate Holdco have significant additional indebtedness from the issuance of the discount notes on February 11, 2005, which further increased our interest expense. Payments required to service all of this indebtedness substantially increased our liquidity requirements in 2005 and 2006 as compared to prior years, and will do so in future years. For more information regarding our debt structure, see “—Liquidity and Capital Resources.”

Impact of the Refinancings

On January 12, 2007, Intelsat Bermuda issued $600.0 million in Floating Rate Senior Notes due 2015, referred to as the Refinancing Notes. The net proceeds of this offering, together with cash on hand, were used to repay the $600.0 million Senior Unsecured Bridge Loan, and to pay related fees and expenses. On January 19, 2007, Intelsat Sub Holdco amended the New Sub Holdco Credit Agreement to reduce the Term Loan B facility interest rate from a range of LIBOR plus 2.00% to LIBOR plus 2.25% to a range of LIBOR plus 1.75% to LIBOR plus 2.00%. Also on January 19, 2007, Intelsat Corporation further amended its Amended and Restated Credit Agreement to reduce the Term Loan A-3 interest rate and Term Loan B-2 interest rate from a range of LIBOR plus 2.125% to LIBOR plus 2.875% to a range of LIBOR plus 1.75% to LIBOR plus 2.00%. In addition, on February 2, 2007, Intelsat Bermuda borrowed a $1.0 billion term loan due 2014 pursuant to a new unsecured credit agreement, referred to as the Intelsat Bermuda Unsecured Credit Agreement. The proceeds of the borrowing thereunder were contributed to Intermediate Holdco, and Intermediate Holdco contributed the proceeds to Intelsat Sub Holdco, which used the proceeds, together with cash on hand, to redeem its outstanding $1.0 billion Floating Rate Senior Notes due 2012 and pay the related premium, fees and expenses. The issuance of the Refinancing Notes, the amendments to Intelsat Sub Holdco and Intelsat Corp’s credit agreements, the borrowing under the Intelsat Bermuda Unsecured Credit Agreement and the related repayment of Intelsat Bermuda’s Senior Unsecured Bridge Loan and redemption of Intelsat Sub Holdco’s $1.0 billion Floating Rate Senior Notes due 2012 are referred to collectively as the Refinancings.

Revenue

Revenue Overview

We earn revenue primarily by providing services over satellite transponder capacity to our customers. Communications satellites, including the satellites in our fleet, have components referred to as transponders that receive communications signals from the ground, convert signal frequency and amplify and retransmit signals back to earth. The number of transponders on a satellite can be used as a measure of the communications capacity of that satellite.

Our customers generally obtain satellite capacity from us by placing an order pursuant to one of several master customer service agreements. The master customer agreements and related service orders under which we sell services specify, among other things, the amount of satellite capacity to be provided, whether service will be preemptible or non-preemptible and the service term. The service term can vary from occasional use service measured in minutes to periods ranging from one day to as long as 15 years. These agreements offer different service types, including lease/transponder, managed solutions, channel, and mobile satellite services, or MSS. The following table describes our primary service types:

Service Type	Description
Lease/Transponder Services	• Commitments by customers to receive service via, or to lease, capacity on particular designated transponders according to specified technical and commercial terms

Managed Solutions

•      Hybrid services which combine satellite capacity, teleport facilities, satellite communications hardware and fiber optic cable and other ground facilities to provide managed and monitored broadband, video and private network services to customers

Channel	• Commitments by customers to purchase an overall amount or level of service, without committing to particular designated transponders for specified terms within the commitment period

Service Type	Description
• Services are offered “off the shelf,” so technical terms are not specially tailored to a given customer

• Channel is not considered a core service offering due to changing market requirements and the proliferation of fiber alternatives for point-to-point customer applications

Mobile Satellite Services	• Provide equipment and service via resale of mobile satellite services from multiple vendors

• Provide voice, data and video conference service to handheld, transportable and mobile terminals through linking of individual units.

According to transmission plans and traffic information supplied by our customers, we believe that our satellite capacity is used by our customers for various applications. We believe that the range of services for which our capacity is used contributes to the relatively high level of stability of our business. See Item 1—Business—Our Customers for descriptions of these principal customers and services.

We operate our business on a global basis, with almost every populated region of the world contributing significantly to our revenue. The diversity of our revenue allows us to benefit from changing market conditions and lowers our risk from revenue fluctuations in our service applications and geographic regions.

In addition, we earn revenue for a number of satellite-related consulting and technical services that are related to the lifecycle of satellite operations and related infrastructure, from satellite and launch vehicle procurement through TT&C services and sales and of customer premise equipment. The margins for these services vary depending upon the amount of third-party services or hardware included, which typically earn margins substantially lower than our satellite transponder services. We expect our consulting and technical services revenue associated with satellite and launch vehicle construction program management will become a larger percentage of our revenue in the future as we expand these service offerings.

Trends Impacting Our Revenue

Our revenue at any given time is partially dependent on the supply of communications capacity available in a geographic region, including capacity from other satellite providers and from competing technologies such as fiber optic cable networks, as well as the level of demand for that capacity. In recent years, new revenue on our global system has been generated from growth in lease services for video applications such as HDTV services and DTH television services, satellite-based private data networks and government services. There are a number of other factors affecting our revenue, including trends relating to the applications for which our capacity is used and the service types we offer, as well as pricing trends. Our consulting and technical services revenue will be affected by the timing, number and type of consulting arrangements under contract.

Customer Applications

Our lease, managed solutions, channel and MSS services are used by our customers for three primary customer applications: media applications, network service applications and government applications. In addition, we generate other revenue by selling consulting services which support the life cycle of satellite operations, including the design, launch, and monitor and control phases.

Revenue from services used for video applications, primarily lease services and managed solutions for occasional video services, referred to as OVS, has increased in the last two years. This trend is due to increased demand for lease services by programmers distributing HDTV, international programmers seeking to distribute their programming into North America, and increased demand for lease services by DTH television service providers in international markets.

The growth trend in lease services for network service applications is due to the continued growth of satellite-based private data networks in North America and other regions. We believe that managed solutions, which enjoy strong demand from network service applications such as broadband and other Internet-related services, will continue to have a positive effect on our revenue over the long term. See Item 1—Business—Our Business Strategy for a discussion of our strategies with respect to our network service offerings.

Excluding the impact of the Government Business Merger, services used for government service applications have been relatively flat in the last two years. This trend is due to improved demand for our lease services from the government sector, offset by reduced demand for third party mobile satellite services, which is resold by our government business. We expect that trends in our government business will be impacted by requirements caused by regional events, which may not have a steady growth trajectory.

Pricing

We believe that the flexibility that we have to help our customers optimize their services and in pricing services in new markets has positively affected our revenue. Although the pricing of our services is fixed for the duration of existing service commitments, we price new and renew existing service commitments competitively to reflect regional demand and other market factors, subject to the contractual restrictions noted in the paragraph below. We believe that this flexibility in pricing our services will positively affect our revenue from certain geographic regions over the long term. In 2006, we experienced improving pricing trends in many of the regional markets we serve, as compared to unfavorable pricing trends that impacted our revenue in prior periods. In particular, the price trends have improved in North America, Africa, the Middle East, and Eastern Europe. Less favorable pricing dynamics exist in the Asian and Latin American markets, generally due to overcapacity, although improved economic conditions are resulting in increased demand in these markets, resulting in some stabilization, particularly in Latin America. However, this could change as other operators launch new capacity into the region.

We are subject to contractual restrictions that constrain our ability to price services in some circumstances. These contractual restrictions include the LCO protection provisions described in Item 1—Business—Certain Customer Service Agreements. LCO protection provisions apply to approximately 3.3% of our backlog as of December 31, 2006. From the date of our privatization through December 31, 2006, we have not been required to reduce prices for our LCO-protected service commitments.

Operating Expenses

Our ongoing operating expenses include direct costs of revenue; selling, general and administrative expenses; and depreciation and amortization. Direct costs of revenue and selling, general and administrative expenses have increased substantially in recent years. Intelsat has experienced increased expenses for certain direct costs of revenue, marketing and administrative costs to pursue new activities and for legal obligations which required a higher level of operating expenses than those required by our historical business. For example, as discussed below under “—Direct Costs of Revenue,” we have incurred additional direct costs of revenue associated with providing managed solutions. Our managed solutions revenue has grown rapidly and, at the same time, higher direct costs of providing these services have lowered our operating margins compared to margins associated with our leases and channel services.

In more recent periods, costs resulting from strategic transactions, including the PanAmSat Acquisition Transactions, the Acquisition Transactions and the Intelsat Americas Transaction have contributed to growth in operating expenses. Excluding costs relating to these transactions, in recent years Intelsat has sought to become more efficient, and has moderated its selling, general, and administrative costs in order to improve its profitability. In connection with operating our acquired IGen business, we purchase capacity and mobile satellite services from other satellite providers in some cases, including in instances where a customer requires redundant capacity for technical purposes. The cost of these third party services increases our operating expenses and results in lower operating margins for this business than the margins associated with our traditional business of leasing wholesale satellite capacity. Our operating expenses have also increased as a result of costs associated with employees we have hired to operate our Intelsat General business.

In connection with the acquisition of the PanAmSat business, we expect that our operating expenses will increase, although not in proportion to the incremental revenue generated by the acquisition. Direct costs of revenue will increase due to higher costs for customer premises equipment which is sold by the government services business of PanAmSat that we acquired and due to higher third party costs associated with services sold for satellite life cycle consulting services.

Depreciation and amortization has also increased in recent years. This increase has been due primarily to depreciation expense associated with newly launched satellites, ground facilities associated with providing managed solutions, and depreciation associated with assets acquired in strategic transactions such as the Intelsat Americas Transaction and PanAmSat Acquisition Transactions.

We believe that our combined organizational and operational structure resulting from the consummation of the PanAmSat Acquisition Transactions will be sufficient to implement our current plans to expand our business, without incurring significant additional costs. We intend to manage our operating expenses going forward to optimize margins and free cash flow.

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue relate to costs associated with the operation and control of our satellites, our communications network and engineering support and consist principally of salaries and related employment costs, in-orbit insurance, earth station operating costs and facilities costs. Our direct costs of revenue fluctuate based on the number and type of services offered and under development. Our direct costs of revenue have therefore increased as a result of the operations we acquired in the PanAmSat Acquisition Transactions. These costs have also risen because of increased spending on the development of new services, such as our managed solutions, and because of increased third-party costs related to some of the services provided by our government business, IGen. In connection with the development of these services, we acquired or built teleport facilities and lease fiber capacity to connect these teleports with our satellite network and to provide network connectivity to our managed solutions customers. We incurred additional personnel, maintenance and other infrastructure costs associated with operating these facilities. We have also incurred costs in connection with designing and implementing customized communications services for our managed solutions customers.

We incrementally increased our direct costs of revenue in order to operate the business acquired in the Intelsat Americas Transaction. For example, we added antennas and established and staffed a specialized video operations center in order to manage customer transmissions on the Intelsat Americas satellites. As a result of the COMSAT General Transaction, we have continued to purchase capacity from other satellite providers, including in cases where it is required by a customer, and therefore our direct costs of revenue have increased. Additionally, as a result of the anomalies experienced by our G-27 and IS-804 satellites, we were required to make certain short-term purchases of capacity from other satellite providers, which resulted in an increase in our direct costs of revenue.

We expect our direct costs of revenue to increase as we add customers, expand our managed solutions and provide customized communications services to our customers. We expect that this increase will be incremental in nature until additional build-out of our terrestrial infrastructure becomes necessary to support future growth opportunities. Due to the higher costs of providing managed solutions to our customers, managed solutions typically have lower gross margins than the other services we provide. Accordingly, to the extent that we are successful in our strategy to replace part of our declining channel business with our new managed solutions business, we expect our combined gross margins for these two services to decrease. However, as a result of the PanAmSat Acquisition Transactions, this decrease may be offset by the impact of the generally higher gross margins at which PanAmSat operated.

Selling, General and Administrative Expenses

Selling, general and administrative expenses relate to costs associated with our sales and marketing staff and our administrative staff, which includes legal, finance and human resources staff. Selling, general and administrative expenses increased in the periods immediately following Intelsat’s privatization and completion of the Intelsat Americas Transaction and the PanAmSat Acquisition Transactions. These increases were driven by the objectives of decentralizing our marketing activities by expanding regional support offices and staff acquired with our various acquisitions. This included establishing additional offices, and we now have sales-related offices in 13 countries, including the United States. We have also added product management capabilities in order to accelerate the introduction of new services and entry into new markets. Selling, general and administrative expenses also include monitoring fees payable to the Sponsors and related parties under monitoring fee agreements entered into in connection with the Acquisition Transactions and the PanAmSat Acquisition Transactions, and fees for professional services, which have been significant in recent periods due to the high level of transaction activity. Selling, general and administrative expenses also include building maintenance and rent expenses and the provision for uncollectible accounts. The staff expenses consist primarily of salaries and related employment costs, travel costs and office occupancy costs.

Selling, general and administrative expenses fluctuate with the number of customers served and the number and types of services offered. These costs also fluctuate with the number of jurisdictions and markets in which we operate, as well as the number of regional offices we operate. However, fluctuations in these expenses are not always directly proportional to changes in these factors, because our systems have been designed to accommodate some level of growth and because we have implemented a fully integrated operating philosophy and structure in order to capture economies of scale as our business grows.

We expect our selling, general and administrative expenses to decrease as a percentage of revenue as a result of the PanAmSat Acquisition Transactions and the realization of cost savings over time from the integration of all general and administrative functions of Intelsat and PanAmSat.

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

Capital assets are depreciated or amortized on a straight-line basis over their estimated useful lives. The remaining depreciable lives of our satellites range from 0 years to 16 years. As a result of the Intelsat Americas Transaction and the PanAmSat Acquisition Transactions, Intelsat’s depreciation and amortization costs have increased and will continue to increase, principally due to depreciation costs we incur on the acquired satellites, the amortization of acquired intangible assets and due to increases in the fair value of our amortizable intangible assets.

Backlog

Our backlog, which is our expected actual future revenue under our customer contracts, was approximately $8.1 billion as of December 31, 2006. As of December 31, 2006, the weighted average remaining duration of our backlog was approximately 4.5 years and the weighted average remaining customer contract life was approximately 7.1 years. We currently expect to deliver services associated with approximately $1.68 billion, or approximately 21%, of our December 31, 2006 backlog during the twelve months ending December 31, 2007. Based on our backlog at December 31, 2006, we expect to recognize $143.4 million in channel applications revenue over the year ending December 31, 2007. Backlog includes both non-cancellable contracts and contracts that have substantial termination fees. The amount included in backlog represents the full service charge for the duration of the contract and does not include termination fees. As of December 31, 2006, 95% of our total backlog related to contracts that either were non-cancellable or had substantial termination fees. Our expected future revenue under contracts with customers as of December 31, 2006 was as follows:

Period	(in millions)
2007	$1,675
2008	1,340
2009	1,073
2010	852
2011	717
2012 and thereafter	2,444

Total	$8,101

Our backlog by service type as of December 31, 2006 was as follows:

Service Type	Amount	Percent
	(in millions, except percentages)
Lease/transponder services	$6,793	84%
Channel	774	10%
Managed solutions and other	534	6%

Total	$8,101	100%

This backlog and the predictable level of non-cash depreciation expense in the FSS sector reduce the volatility of the net cash provided by operating activities more than would be typical for a company outside our industry.

Results of Operations

Years Ended December 31, 2005 and 2006

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

	Predecessor Entity	Successor Entity	Combined
	January 1 to January 31, 2005	February 1 to December 31, 2005	Year Ended December 31, 2005
	(in thousands)
Revenue	$97,917	$1,073,566	$1,171,483

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	26,939	216,608	243,547
Selling, general and administrative	55,491	141,806	197,297
Depreciation and amortization	39,184	534,329	573,513
Impairment of asset value	69,227	—	69,227
Restructuring costs	263	—	263

Total operating expenses	191,104	892,743	1,083,847

Income (loss) from operations	(93,187)	180,823	87,636
Interest expense, net	12,024	365,418	377,442
Other expense, net	(115)	(8,191)	(8,306)

Loss before income taxes	(105,326)	(192,786)	(298,112)
Provision for income taxes	4,400	22,772	27,172

Net loss	$(109,726)	$(215,558)	$(325,284)

The following table sets forth our comparative statements of operations for year ended December 31, 2006 and on a combined basis for the year ended December 31, 2005 with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”) between the periods presented:

	Year Ended December 31,		Year Ended December 31, 2006 Compared to Combined Year Ended December 31, 2005
	2005 (Combined)	2006	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Revenue	$1,171,483	$1,662,666	$491,183	42%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	243,547	284,550	41,003	17
Selling, general and administrative	197,297	187,919	(9,378)	(5)
Depreciation and amortization	573,513	701,517	128,004	22
Impairment of asset value	69,227	48,974	(20,253)	(29)
Restructuring costs	263	26,452	26,189	NM
Loss on undesignated interest rate swap	—	11,731	11,731	NM

Total operating expenses	1,083,847	1,261,143	177,296	16

Income from operations	87,636	401,523	313,887	NM
Interest expense, net	377,442	724,141	346,699	92
Other expense, net	(8,306)	(27,246)	(18,940)	NM

Loss from operations before income taxes	(298,112)	(349,864)	(51,752)	17
Provision for income taxes	27,172	18,850	(8,322)	(31)

Net loss	$(325,284)	$(368,714)	$(43,430)	13%

Revenue

The following table sets forth our revenue by service type and percentage of our total revenue represented by each, for the year ended December 31, 2006, the period January 1, 2005 to January 31, 2005, and the period February 1, 2005 to December 31, 2005:

	Predecessor Entity	Successor Entity
	January 1 to January 31, 2005	February 1 to December 31, 2005		Year Ended December 31, 2006
	(in thousands, except percentages)
Leases	$63,727	$695,658	65%	$1,210,589	73%
Channel	22,261	200,993	19	204,140	12
Managed solutions	7,303	103,583	10	173,377	10
Mobile satellite services and other	4,626	73,332	6	74,560	5

Total	$97,917	$1,073,566	100%	$1,662,666	100%

Revenue increased $491.2 million, or 42%, to $1.66 billion for the year ended December 31, 2006 from $1.17 billion for the year ended December 31, 2005. The increase was primarily due to the impact of the PanAmSat Acquisition Transactions. The operations of the former PanAmSat Holdco business contributed approximately $456.7 million to the revenue increase, including $419.7 million of revenue reported by Intelsat Corp and $37.0 million for the acquired G2 Satellite Solutions Corporation operations. Lease revenue increased

$451.2 million to $1.21 billion for the year ended December 31, 2006 as compared to $759.4 million for the year ended December 31, 2005. Further favorable lease revenue resulted from strong growth in network services due to new customers in Africa and the Middle East and new business from existing North American customers. Managed solutions revenue increased $62.5 million to $173.4 million for the year ended December 31, 2006 from $110.9 million for the year ended December 31, 2005. In addition to the revenue increase which resulted from the acquired operations of PanAmSat Holdco, Global Connex occasional use services were higher due to special events in mid 2006 such as World Cup soccer and increases from Africa, the Middle East and North America for both new customers and new business generated from existing customers. Our legacy channel services revenue declined $19.1 million to $204.1 million for the year ended December 31, 2006 as compared to $223.3 million for the year ended December 31, 2005. The decline in legacy channel services revenue reflected the continued migration of point-to-point satellite traffic to fiber optic cables across transoceanic routes, a trend which we expect will continue, and the optimization of customer networks. Mobile satellite services and other revenue declined $3.4 million to $74.6 million for the year ended December 31, 2006 as compared to $78.0 million for the year ended December 31, 2005.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue increased $41.0 million, or 17%, to $284.6 million for the year ended December 31, 2006 from $243.6 million for the year ended December 31, 2005. The increase was principally due to the acquired PanAmSat Holdco operations, which accounted for approximately $61.1 million, excluding expenses related to G2 Satellite Solutions Corporation. During the second half of 2005, G2 Satellite Solutions Corporation expenses incurred by PanAmSat totaled $17.9 million. G2 Satellite Solutions Corporation has been fully integrated into our existing operations since our acquisition of PanAmSat Holdco.

Excluding the impact of the acquired PanAmSat Holdco operations, direct cost of revenue declined $20.1 million due to lower third-party capacity costs driven by a decline in mobile satellite services revenue and decreases in lease service sales to customers of IGen. Additional decreases in costs were associated with lower insurance costs of $6.3 million and decreased office and occupancy expenses of $3.0 million, offset by increased staff related expenses, including severance payments for executives in the first half of 2006 and increase in annual bonus expense from prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $9.4 million, or 5%, to $187.9 million for the year ended December 31, 2006 from $197.3 million for the year ended December 31, 2005. Excluding the impact of the acquired PanAmSat operations which increased expenses by approximately $26.4 million, selling, general and administrative expenses decreased $35.8 million primarily due to significant expenses incurred in 2005 in connection with the Acquisition Transactions. Specifically, professional fees declined $29.8 million and expenses related to accelerated vesting of stock-based compensation declined by $9.0 million and other reductions in expenses. These decreases were partially offset by increased bad debt expense of $6.4 million due to the recovery of previously written-off bad debts in 2005, higher license and fees expenses, and the expenses of G2 Satellite Solutions Corporation that have now been fully integrated into our existing operations, along with higher travel and marketing expenses associated with integration activities.

Depreciation and Amortization

Depreciation and amortization increased $128.0 million, or 22%, to $701.5 million for the year ended December 31, 2006 from $573.5 million for the year ended December 31, 2005. The increase was primarily attributable to depreciation recognized for acquired PanAmSat Holdco assets of $145.3 million. Excluding the impact of the acquisition, depreciation decreased approximately $17.3 million. The decrease was the result of the impact of the IS-706 and IS-701 satellites becoming fully depreciated in August 2006, offset by the impact of the G-28 satellite placed in service in July 2005.

Impairment of Asset Value

In September 2006, our IS-802 satellite experienced an unexpected electrical power system anomaly that resulted in a partial loss of the satellite. As a result of this anomaly, we reduced the net book value of the satellite by approximately 74% and recorded a non-cash impairment charge of $49.0 million, net of satellite performance incentive obligations of $1.7 million, during the year ended December 31, 2006.

In January 2005, our IS-804 satellite experienced an unexpected electrical power system anomaly that resulted in the total loss of the satellite. As a result of this anomaly, we recorded a non-cash impairment charge of $69.2 million during the year ended December 31, 2005 to write off the net book value of the IS-804 satellite of $73.3 million, net of satellite performance incentive obligations of $4.1 million.

Restructuring Costs

Restructuring costs increased $26.2 million to $26.5 million for the year ended December 31, 2006 from $0.3 million for the year ended December 31, 2005. The costs incurred during 2006 related primarily to severance and facility closing costs associated with the PanAmSat Acquisition Transactions.

Loss on Undesignated Interest Rate Swap

During the year ended December 31, 2006, we recorded a loss on an undesignated interest rate swap of $11.7 million. We acquired, as part of the PanAmSat Acquisition Transactions, an existing $1.25 billion notional amount interest rate swap agreement to swap a floating rate obligation into a fixed rate obligation. This interest rate swap has been ineffective against the underlying debt, under provisions in Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities as amended and interpreted (“SFAS 133”), since our July 3, 2006 acquisition date, and had previously been ineffective for PanAmSat prior to its acquisition by us. The notional amount of the swap agreement will amortize down to $625.0 million from March 2008 until its expiration in March 2010. We may be subject to either gains or losses in future periods as market conditions change and the swap agreement remains ineffective. We did not have any interest rate swap agreements prior to the PanAmSat Acquisition Transactions and accordingly did not have any gain or loss on undesignated interest rate swaps in the comparable prior year periods.

Interest Expense, Net

We incurred $724.1 million of net interest costs during the year ended December 31, 2006. Net interest expense consists of the gross interest costs we incur less the amount of interest we capitalize related to capital assets under construction and interest income for the year. Interest expense, net increased $346.7 million, or 92%, from $377.4 million for the year ended December 31, 2005. The increase in interest expense was principally due to the incurrence or assumption of approximately $6.4 billion of additional debt in connection with the PanAmSat Acquisition Transactions. Furthermore, the non-cash portion of interest expense of $78.7 million included the amortization and accretion of discounts and premiums recorded on existing debt. These increases were offset by improved investment returns earned on higher cash investment balances during the year ended December 31, 2006 compared to the year ended December 31, 2005. In addition, $28.7 million of interest was capitalized during the year ended December 31, 2006 as compared to $11.0 million in the combined year ended December 31, 2005.

Other Expense, Net

Other expense, net increased by $18.9 million to $27.2 million for the year ended December 31, 2006 from $8.3 million for the year ended December 31, 2005. The increase was primarily due to an increase in losses from our investment in satellite-based broadband services provider, WildBlue Communications, Inc., or WildBlue, from $12.3 million during the year ended December 31, 2005 to $32.5 million in the year ended December 31, 2006.

Income Taxes

Our provision for income taxes decreased $8.3 million to $18.9 million for the year ended December 31, 2006 from $27.2 million for year ended December 31, 2005. The decrease in expense was principally due to book losses at PanAmSat Holdco and subsidiaries, partially offset by higher earnings in our historical subsidiaries subject to U.S. and U.K. tax as compared to the prior year. Because Bermuda does not currently impose an income tax, our statutory tax rate was zero. The difference between tax expense reported in our statements of operations and tax computed at statutory rates was attributable to the provision for foreign taxes, which were principally U.S. and U.K. taxes, as well as withholding taxes on revenue earned in many of our foreign markets.

Years Ended December 31, 2004 and 2005

The following tables set forth Intelsat’s comparative statements of operations for 2004 and on a combined basis for the year ended December 31, 2005, with the increase (decrease) and percentage change between the periods presented:

	Year Ended December 31,		Combined Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
	2004	2005 (Combined)	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Revenue	$1,043,906	$1,171,483	$127,577	12%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	178,253	243,547	65,294	37
Selling, general and administrative	152,111	197,297	45,186	30
Depreciation and amortization	457,372	573,513	116,141	25
Impairment of asset value	84,380	69,227	(15,153)	(18)
Restructuring costs	6,640	263	(6,377)	(96)

Total operating expenses	878,756	1,083,847	205,091	23

Operating income from continuing operations	165,150	87,636	(77,514)	(47)
Interest expense, net	138,869	377,442	238,573	NM
Other expense, net	(2,384)	(8,306)	(5,922)	NM

Income (loss) from continuing operations before income taxes	23,897	(298,112)	(322,009)	NM
Provision for income taxes	18,647	27,172	8,525	46

Income (loss) from continuing operations	5,250	(325,284)	(330,534)	NM
Loss from discontinued operations	(43,929)	—	43,929	(100)

Net loss	$(38,679)	$(325,284)	$(286,605)	NM %

Revenue

Revenue was derived from the following services for the year ended December 31, 2004 and on a combined basis for the year ended December 31, 2005:

	Year Ended December 31, 2004		Combined Year Ended December 31, 2005
	(in thousands, except percentages)
Leases	$690,598	66%	$759,385	65%
Channel	264,616	26	223,254	19
Managed solutions	75,556	7	110,886	9
Mobile satellite services and other	13,136	1	77,958	7

Total	$1,043,906	100%	$1,171,483	100%

Revenue increased $127.6 million, or 12%, to $1,171.5 million for the year ended December 31, 2005 from $1,043.9 million for the year ended December 31, 2004. The increase was primarily attributable to increased lease services revenue of $68.8 million, largely consisting of sales to our Network services customers, including customers in North America and customers acquired with the COMSAT General Transaction. Revenue from our mobile satellite services, which are sold by our IGen subsidiary, increased by $53.0 million to approximately $61.2 million, reflecting a full 12 months of revenue from these services in 2005 compared to two months in 2004 following the closing of the COMSAT General Transaction. Other revenue, included above as part of mobile satellite services and other, did not change materially between 2004 and 2005.

Additionally, revenue from managed solutions increased by $35.3 million to $110.9 million, reflecting increased demand for these services from data, video, and Internet applications throughout the world. Also, a portion of the increase related to customers acquired in connection with the Intelsat Americas Transaction. The year ended December 31, 2005 included 12 months of revenue from these customers while 2004 included approximately 9 months for the period following the March 17, 2004 acquisition. These increases were partially offset by a decline in revenue associated with the loss of our IS-804 satellite in January 2005, and a decline in channel services revenue of $41.4 million to $223.3 million, in line with expected trends. The decline in channel services revenue was primarily due to a decline in the volume of capacity sold as channel services, which reflects the continued migration of point-to-point satellite traffic to fiber optic cables across transoceanic routes, the reduced capacity requirements of our customers due to economic factors in certain geographical regions, and the optimization of their networks. We expect revenue from channel services to continue to decline as channel customers continue migrating point-to-point satellite traffic to fiber optic cable, which is generally more cost effective.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue increased $65.3 million, or 37%, to $243.6 million for the year ended December 31, 2005 from $178.3 million for the year ended December 31, 2004. The increase was principally due to increases in third party capacity and other communications services provided in connection with revenue generated by IGen and additional leased fiber capacity costs due to growth in our managed solutions business. Additionally, 2005 included expenses related to our corporate bonus plan while no amounts were paid during 2004 related to the bonus plan. These increases were partially offset by a reduction of approximately $12.1 million for in-orbit satellite insurance, which we terminated in March 2005, except in-orbit insurance on our IS 10-02 satellite that terminated in June 2005 and on our G-28 satellite that terminated in December 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $45.2 million, or 30%, to $197.3 million for the year ended December 31, 2005 from $152.1 million for the year ended December 31, 2004. The increase was due primarily to increases in professional fees of $48.8 million, incurred mainly in connection with the Acquisition Transactions, approximately $21.5 million incurred during 2005 as an annual fee payable to the Sponsors and related parties under a Monitoring Fee Agreement we entered into at the closing of the Acquisition Transactions, and other employee related costs for severance, equity compensation, and executive bonuses, totaling approximately $31.8 million. These increases were offset by a $15.9 million decrease in bad debt expense, due in part to payments of past due amounts from customers who are also former shareholders following their receipt of proceeds from the Acquisition Transactions and payments from customers following bankruptcy proceedings.

Depreciation and Amortization

Depreciation and amortization increased $116.1 million, or 25%, to $573.5 million for the year ended December 31, 2005 from $457.4 million for the year ended December 31, 2004. This increase was primarily due to the increase in the fair value of our depreciable assets upon the closing of the Acquisition Transactions. The new fair values resulted in an increase in depreciation on our satellites of $62.2 million and an increase in amortization on our intangible assets of $29.0 million. In addition, depreciation expense increased by $6.7 million due to the G-28 satellite, which was placed in service in July 2005, and by $14.1 million due to the IS-10-02 satellite, which was placed in service in September 2004. Depreciation on ground segment and infrastructure costs also increased by $17.9 million, due in part to facilities placed into service in late 2004 and early 2005 upon our assuming full operation of satellites purchased in the Intelsat Americas Transaction. These increases were partially offset by decreases in depreciation expense of $13.9 million related to the IS-804 satellite, which was written off in January 2005 following an in-orbit failure, and of $5.4 million related to lower deprecation on the G-27 satellite following its partial failure in November 2004.

Impairment of Asset Value

We incurred impairment charges during both 2005 and 2004 related to two separate satellite failures. In January 2005, our IS-804 satellite experienced an electrical power system anomaly that resulted in the total loss of the satellite. As a result, we recorded a non-cash impairment charge of $69.2 million during 2005 for the net book value of the satellite. During 2004, the G-27 satellite incurred a partial in-orbit failure and we incurred a non-cash impairment charge of $84.4 million for the portion of the satellite that was no longer useable. No other impairment charges were incurred during those comparative periods.

Restructuring Costs

We incurred restructuring costs of $0.3 million and $6.6 million during 2005 and 2004, respectively, for severance and related benefit costs associated with reductions in our workforce in connection with the Acquisition Transactions. No other restructuring costs were incurred during those periods.

Interest Expense, Net

Net interest expense increased $238.5 million to $377.4 million for the year ended December 31, 2005 from $138.9 million for the year ended December 31, 2004. This increase was due primarily to the increase of $222.0 million of interest expense associated with the approximately $2.6 billion of debt incurred in connection with the Acquisition Transactions and the $478.7 million discount notes issued in February 2005. Approximately $11.0 million of interest was capitalized for the combined year ended December 31, 2005, as compared to $21.5 million for the year ended December 31, 2004. The $10.5 million net reduction in capitalized interest was associated with a reduction in satellite construction from period to period. The increase in interest expense was partially offset by a $5.2 million, or 114%, increase in interest income from $4.5 million for the year ended December 31, 2004. This increase was due primarily to improved investment returns earned on higher cash investment balances during 2005 compared to 2004.

Net interest expense includes approximately $54.6 million of interest accrued related to the accretion of interest on the discount notes, amortization of discounts recorded upon the Acquisition Transactions to adjust existing debt to fair value, and the write-off of deferred financing costs. Higher interest expense is expected to continue in future periods while this debt, and debt that is incurred in connection with the consummation of the PanAmSat Acquisition Transactions, is outstanding.

Other Expense, Net

Other expense, net consists of non-operating income less non-operating expenses. Other expense, net was $8.3 million for the year ended December 31, 2005 compared to $2.4 million for the year ended December 31, 2004. The increase primarily related to a $7.6 million increase in losses from our investment in WildBlue Communications, Inc., or WildBlue, a satellite based internet services provider, from $4.7 million during 2004 to $12.3 million in 2005.

Income Taxes

Our provision for income taxes totaled $27.2 million for the year ended December 31, 2005, an increase of $8.5 million from $18.6 million for the year ended December 31, 2004. The increase in the tax provision was principally due to increased taxable earnings in the United States following our COMSAT General Transaction in October 2004 and increased earnings subject to tax in the United Kingdom.

Because Bermuda does not currently impose an income tax, our statutory tax rate was zero. The difference between tax expense reported in the statements of operations and tax computed at statutory rates was attributable to the provision for foreign taxes, which were principally U.S. and U.K. taxes, as well as withholding taxes on revenue earned in many of our foreign markets.

Income (Loss) from Continuing Operations

Our loss from continuing operations was $325.3 million for the year ended December 31, 2005 compared to income from continuing operations of $5.3 million in 2004. This $330.6 million change was principally due to higher operating expenses as described above and higher interest expenses, partially offset by higher revenue attributable to the Intelsat Americas and COMSAT General Transactions during all of 2005 compared to partial year revenue during 2004.

Loss from Discontinued Operations

During 2004, we incurred a loss from discontinued operations, net of tax and minority interest, of $43.9 million due to the disposal of our investment in Galaxy Satellite TV Holdings Limited. No losses from discontinued operations were incurred during 2005.

EBITDA

EBITDA consists of earnings (losses) before interest, taxes and depreciation and amortization. EBITDA is a measure commonly used in the FSS sector, and we present EBITDA to enhance understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, EBITDA is not a measure of financial performance under U.S. GAAP, and our EBITDA may not be comparable to similarly titled measures of other companies. EBITDA should not be considered as an alternative to operating or net income, determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity.

A reconciliation of net loss to EBITDA for the three-year period ended December 31, 2006 is as follows:

	Year Ended December 31, 2004	Combined Year Ended December 31, 2005	Year Ended December 31, 2006
	(in thousands)
Net loss	$(38,679)	$(325,284)	$(368,714)
Add:
Interest expense, net	138,869	377,442	724,141
Provision for income taxes	18,647	27,172	18,850
Depreciation and amortization	457,372	573,513	701,517

EBITDA	$576,209	$652,843	$1,075,794

EBITDA of $1,075.8 million for the year ended December 31, 2006 reflects an increase of $423.0 million, or 65%, from $652.8 million for the year ended December 31, 2005. The increase was primarily attributable to the PanAmSat Acquisition Transactions.

EBITDA increased $76.6 million, or 13%, from $576.2 million for 2004 as compared to 2005. This increase was principally due to the $43.9 million loss from discontinued operations in 2004, asset impairment charges that were $15.2 million higher in 2004 compared to 2005, and the $127.6 million increase in revenue offset by increases in operating expenses as described above.

Liquidity and Capital Resources

Cash Flow Items

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $448.6 million for the year ended December 31, 2006 reflected a decrease of $56.4 million, or 11%, from $505.0 million for the year ended December 31, 2005. For the year ended December 31, 2006, net cash provided by operating activities was principally comprised of $368.7 million in net loss, $701.5 million in depreciation and amortization, an impairment charge of $49.0 million, $18.1 million in compensation costs associated with the repurchase of shares of Intelsat Holdings, $76.9 million of non-cash amortization of bond discount and issuance costs, $32.5 million primarily from our share in losses of WildBlue and a decrease in cash flows from operating assets and liabilities of $63.3 million.

We recorded a foreign currency exchange loss of $0.1 million during the year ended December 31, 2006 and a gain of $0.9 million during the year ended December 31, 2005. The gain or loss in each year was primarily attributable to the conversion of our Brazilian reais cash balances held in Brazil and other working capital account balances to U.S. dollars at the exchange rate in effect on the last day of the applicable year or, with respect to exchange transactions effected during the year, at the time the exchange transactions occurred.

Net cash provided by operating activities was $505.0 million for the year ended December 31, 2005 compared to $659.1 million for the year ended December 31, 2004. For the year ended December 31, 2005, net cash provided by operating activities was principally comprised of $325.3 million in net loss, $573.5 million in depreciation and amortization, an impairment charge of $69.2 million, $60.2 million of non-cash amortization of bond discount and issuance costs, and an increase in cash flows from operating assets and liabilities of $126.1 million. The increase in cash flows from operating assets and liabilities is principally due to an increase in interest payable on debt included in accounts payable and accrued liabilities. The $154.1 million decrease between periods was principally due to cash paid for expenses associated with the Acquisition Transactions and additional interest paid during the year ended December 31, 2005.

Net Cash Used in Investing Activities

Net cash used in investing activities increased $3,229.4 million to $3,304.6 million for the year ended December 31, 2006 from $75.2 million for the year ended December 31, 2005. This increase reflected the PanAmSat Acquisition Transactions and increased capital expenditures for a satellite under construction in 2006.

Net cash used in investing activities decreased $579.2 million to $75.2 million for the year ended December 31, 2005 from $654.4 million for year ended December 31, 2004. This decrease reflected our limited capital expenditures following completion of our satellite replacement cycle in 2004 and net cash outflows in 2004 related to the Intelsat Americas and COMSAT General Transactions, including a $50.0 million deposit for a future satellite and payments of $32.0 million for rights to orbital locations associated with the Intelsat Americas Transaction. Payments for satellites and other property and equipment during the 2005 period included $58.3 million for launch insurance premiums associated with the G-28 satellite that were returned to us in early 2005 because of launch delays and repaid to the insurers prior to launching the G-28 satellite in June 2005.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $3,079.8 million for the year ended December 31, 2006 compared to cash used in financing activities of $216.9 million for the year ended December 31, 2005. Our financing activities for the year ended December 31, 2006 included $3,515.0 million of proceeds from borrowings in connection with the PanAmSat Acquisition Transactions. The acquisition was financed by the incurrence of debt, including $260.0 million principal amount of Floating Rate Senior Notes due 2013, $1,330.0 million principal amount of 11 1/4% Senior Notes due 2016 and $750.0 million principal amount of 9 1/4% Senior Notes due 2016, each issued by Intelsat Bermuda; $575.0 million principal amount of the Intelsat Corp 2016 Senior Notes; and a borrowing by Intelsat Bermuda under its new $600.0 million Senior Unsecured Bridge Loan. Cash on hand at Intelsat Bermuda, Intelsat Corp and their respective affiliates was also used.

Net cash used in financing activities decreased $198.9 million to $216.9 million for the year ended December 31, 2005 from $415.8 million for the year ended December 31, 2004. Financing activities for the year ended December 31, 2005 included $305.3 million of proceeds from issuance of the discount notes and $200.0 million of term loan borrowings under the senior secured credit facilities. Cash used for financing activities included $504.7 million in payment of dividends to Intelsat, Ltd.’s sole shareholder, debt repayments of $202.6 million, payment of bond issuance costs of $4.2 million and $10.7 million of payments for capital lease obligations and deferred satellite performance incentives. The decrease from the prior year was primarily due to higher net debt payments of $400 million during the year ended December 31, 2004 compared to $302.7 million net debt proceeds and the payment of dividends during the year ended December 31, 2005.

Long-Term Debt

At December 31, 2006, we had debt, including the current portion, with a book value of $11.3 billion, all of which was denominated in U.S. dollars. Our debt at December 31, 2006 consisted of: $400.0 million of Intelsat, Ltd. 5 1/4% senior notes due 2008, referred to as the Ltd 2008 Senior Notes, $600.0 million of Intelsat, Ltd. 7 5/8% senior notes due 2012, referred to as the Ltd 2012 Senior Notes, and $700.0 million of Intelsat, Ltd. 6 1/2% senior notes due 2013, referred to as the Ltd 2013 Senior Notes; $260.0 million of Intelsat Bermuda floating rate senior notes due 2013, referred to as the Bermuda 2013 Floating Rate Senior Notes, $1,330.0 million of Intelsat Bermuda 11 1/4% senior notes due 2016, referred to as the Bermuda 2016 Non-Guaranteed Senior Notes, and $750.0 million of Intelsat Bermuda 9 1/4% senior notes due 2016, referred to as the Bermuda 2016 Guaranteed Senior Notes; a $600.0 million Senior Unsecured Bridge Loan of Intelsat Bermuda; $362.3 million of Intermediate Holdco 9 1/4% Senior Discount Notes due 2015; $1.0 billion of Intelsat Sub Holdco floating rate (10.484% interest rate at July 15, 2006) senior notes due 2012, referred to as the Intelsat Sub Holdco Floating Rate Notes, $875.0 million of Intelsat Sub Holdco 8 1/4% senior notes due 2013, referred to as the Intelsat Sub Holdco 2013 Senior Notes, and $675.0 million of Intelsat Sub Holdco 8 5/8% senior notes due 2015, referred to as the Intelsat Sub Holdco 2015 Senior Notes; $344.8 million of term loan borrowings under senior secured credit facilities of Intelsat Sub Holdco due 2013; $18.6 million in capital lease obligations and a $20.0 million note payable to Lockheed Martin Corporation of Intelsat Sub Holdco’s subsidiaries; $150.0 million of Intelsat Corp 6 3/8% senior notes due 2008, referred to as the Intelsat Corp 2008 Senior Notes, $125.0 million of Intelsat Corp 6 7/8% senior debentures due 2028, referred to as the Intelsat Corp 2028 Senior Debentures, $656.3 million of Intelsat Corp 9% senior notes due 2014, referred to as the Intelsat Corp 2014 Senior Notes, $1.2 million of Intelsat Corp 8 1/2% senior notes due 2012, referred to as the Intelsat Corp 2012 Senior Notes, and $575.0 million of the Intelsat Corp 2016 Senior Notes; and $1,991.0 million of term loan borrowings under senior secured credit facilities of Intelsat Corp due 2012 and 2014.

In addition, as described above in “—The Refinancings,” as part of the Refinancings which occurred in the first quarter of 2007: Intelsat Bermuda issued $600.0 million of floating rate senior notes due 2015, referred to as the Refinancing Notes, and used the net proceeds, together with cash on hand, to repay in full Intelsat Bermuda’s Senior Unsecured Bridge Loan; Intelsat Sub Holdco and Intelsat Corp amended the pricing of their respective credit agreements; and Intelsat Bermuda borrowed a $1.0 billion term loan due 2014 pursuant to the Intelsat Bermuda Unsecured Credit Agreement, contributed the proceeds to Intermediate Holdco, and Intermediate Holdco contributed the proceeds to Intelsat Sub Holdco, which used the proceeds, together with cash on hand, to redeem all of its outstanding Intelsat Sub Holdco Floating Rate Senior Notes and pay the related premium, fees and expenses.

The $1.2 million principal amount outstanding of Intelsat Corp 2012 Senior Notes was redeemed in full on March 16, 2007 and is no longer outstanding.

Intelsat Sub Holdco Credit Facility

In connection with the PanAmSat Acquisition Transactions, Intelsat Sub Holdco entered into the New Sub Holdco Credit Agreement on July 3, 2006. The New Sub Holdco Credit Agreement provides for a $344.8 million Tranche B Term Loan facility with a seven-year maturity and a $300.0 million Revolving Credit facility with a six-year maturity. Up to $200.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility is available for swingline loans. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. Obligations under the New Sub Holdco Credit Agreement are guaranteed by certain of Intelsat Sub Holdco’s subsidiaries, as well as by Intermediate Holdco, and secured by a perfected first priority security interest to the extent legally permissible in substantially all of the tangible and intangible assets of the borrower and guarantors, with certain agreed exceptions.

No amounts were outstanding under the revolving credit facility as of December 31, 2006; however, $20.0 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was approximately $280.0 million at that date. Under the terms of the credit agreements governing both Intelsat Sub Holdco’s senior secured credit facilities and Intelsat Corp’s amended and restated senior credit facilities, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat, Ltd., under a senior secured debt covenant included in the indenture governing the Ltd 2008 Senior Notes, the Ltd 2012 Senior Notes and the Ltd 2013 Senior Notes. As a result, under certain circumstances, Intelsat Sub Holdco may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Corp has certain amounts outstanding under its revolving credit facility, and Intelsat Corp may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving credit facility. Our aggregate availability under the two revolving credit facilities was therefore limited to $386.5 million as of December 31, 2006.

Following the amendment that occurred as part of the Refinancings on January 19, 2007, interest rates for the term loan portion of the New Sub Holdco Credit Agreement range from LIBOR plus 1.75% to LIBOR plus

2.00%, or the Above Bank Rate (“ABR”) which is the rate for any day, a rate per annum (rounded upwards, if necessary, to the next 1/16 of 1.00%) equal to the greater of (a) the Prime Rate in effect on such day or (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00%, as defined in the New Sub Holdco Credit Agreement, plus 0.75% to the ABR plus 1.00%, depending on certain financial measures. Interest rates for the revolving credit facility portion of the New Sub Holdco Credit Agreement range from LIBOR plus 2.00% to LIBOR plus 2.25% or the ABR plus 1.00% to the ABR plus 1.25%, depending on certain financial measures. The ABR and LIBOR, plus the applicable margins, are determined as specified in the New Sub Holdco Credit Agreement, as amended through January 19, 2007.

Intelsat Corp Credit Facility

Also in connection with the PanAmSat Acquisition Transactions, PanAmSat Opco entered into an amendment of its senior secured credit facilities on July 3, 2006, which included revised terms for its revolving credit facility and term loans. As a result of the amendment, the Intelsat Corp Amended and Restated Credit Agreement renewed and extended the credit facilities, which consist of a $355.9 million Tranche A-3 Term Loan with a six-year maturity, a $1,635.1 million Tranche B-2 Term Loan facility with a seven and one-half year maturity, and a $250.0 million revolving credit facility with a six-year maturity. Up to $150.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility is available for swingline loans. Intelsat Corp is required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, which, as of December 31, 2006 on an annual basis, was 0.375%. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. Obligations under the Intelsat Corp Amended and Restated Credit Agreement continue to be guaranteed by certain of Intelsat Corp’s subsidiaries and are secured by a perfected first priority security interest to the extent legally permissible in substantially all of the borrower’s and the guarantors’ tangible and intangible assets, with certain agreed exceptions.

No amounts were outstanding under the revolving credit facility as of December 31, 2006; however, $54.6 million in letters of credit were issued and outstanding under the facility. As a result, availability under the revolving credit facility was $195.4 million at December 31, 2006. The aggregate availability under Intelsat Corp’s and Intelsat Sub Holdco’s existing revolving credit facilities is subject to compliance by Intelsat, Ltd. with a secured debt covenant, and as a result such aggregate availability was limited to $386.5 million as of December 31, 2006. Any amounts borrowed under the revolving credit facility would bear interest at LIBOR plus 2.125% as of December 31, 2006, although this interest rate is subject to adjustment based on Intelsat Corp’s total leverage ratio.

Following the amendment that occurred as part of the Refinancings on January 19, 2007, interest rates for the term loan portion of the Intelsat Corp Amended and Restated Credit Agreement range from LIBOR plus 1.75% to LIBOR plus 2.00% or the ABR plus 0.75% to the ABR plus 1.00%, depending on certain financial measures. Interest rates for the revolving credit facility portion of the Intelsat Corp Amended and Restated Credit Agreement range from LIBOR plus 2.125% to LIBOR plus 2.875% or the ABR plus 1.125% to the ABR plus 1.875%, depending on certain financial measures. The ABR and LIBOR, plus the applicable margins, are determined as specified in the Intelsat Corp Amended and Restated Credit Agreement, as amended through January 19, 2007.

Intelsat Bermuda Unsecured Credit Agreement

As part of the Refinancings, on February 2, 2007, Intelsat Bermuda borrowed a $1.0 billion term loan due 2014 pursuant to the Intelsat Bermuda Unsecured Credit Agreement. Borrowings under the Intelsat Bermuda Unsecured Credit Agreement bear interest at either LIBOR plus 250 basis points or the ABR plus 150 basis points. Obligations under the Intelsat Bermuda Unsecured Credit Agreement are guaranteed by Intelsat, Ltd. and certain of Intelsat Bermuda’s subsidiaries.

In connection with the Acquisition Transactions, the book values of the pre-acquisition Ltd 2008 Senior Notes, Ltd 2012 Senior Notes and Ltd 2013 Senior Notes were reduced to their fair values, thereby increasing the discounts (representing the difference between the fair values and the face values) on those notes. The discounts are amortized as interest expense over the remaining lives of those notes, utilizing the effective interest method. The unamortized discount for those notes totaled $0.15 million as of December 31, 2006.

In connection with the PanAmSat Acquisition Transactions, the book values of the pre-acquisition Intelsat Corp 2008 Senior Notes and Intelsat Corp 2028 Senior Debentures were reduced to their fair values, thereby increasing the discounts on those notes, and the book value of the Intelsat Corp 2014 Senior Notes was increased to its fair value, resulting in a premium on those notes.

See “—Funding Sources and Uses” below for details of the debt we issued in connection with recent transactions.

Satellite Performance Incentives

Our cost of satellite construction includes an element of deferred consideration to satellite manufacturers referred to as satellite performance incentives. We are contractually obligated to make these payments over the lives of the satellites, provided the satellites continue to operate in accordance with contractual specifications. We capitalize the present value of these payments as part of the cost of the satellites and record a corresponding liability to the satellite manufacturers. This asset is amortized over the useful lives of the satellites and the liability is reduced as the payments are made. Our total satellite performance incentive payment liability was $150.8 million as of December 31, 2006.

Receivables

Our net receivables totaled $301.0 million at December 31, 2006. Of this amount, gross trade receivables, consisting of total billed and unbilled service charges, were $322.3 million at December 31, 2006. The remaining balance represented the allowance for doubtful accounts and other receivables. Our net receivables totaled $203.5 million at December 31, 2005. Of this amount, gross trade receivables, consisting of total billed and unbilled service charges, were $221.9 million at December 31, 2005. The remaining balance represented the allowance for doubtful accounts and other receivables.

Our pre-privatization billing policy required payments from customers to be made quarterly in arrears. The billing policy applicable to service agreements entered into after our privatization generally requires payments to be made monthly in arrears. We expect a downward trend in receivables as the portion of our services being provided under service agreements with monthly, as compared to quarterly in arrears payment terms increases and due to prepaid terms for a significant amount of the contracts acquired in the PanAmSat Acquisition Transactions. In addition to our billing policy, our collateral profile has changed as a result of the Acquisition Transactions. Previously, the investment share of the Signatories and Investing Entities (each as defined Item 1—Business—Our History), which were also our principal customers, was considered to be collateral for services provided. As a result of the Acquisition Transactions, we no longer hold this investment share as collateral. To the extent we are unable to obtain collateral or other financial support for customer receivables; we may see an increase in bad debt expense.

Sub Holdco Adjusted EBITDA and Intelsat Bermuda Adjusted EBITDA

In addition to EBITDA which is calculated as set forth in “—Results of Operations,” we calculate a measure called Sub Holdco Adjusted EBITDA, based on the term Consolidated EBITDA, as defined in the New Sub Holdco Credit Agreement establishing the new senior secured credit facilities. Sub Holdco Adjusted EBITDA consists of EBITDA as adjusted to exclude or include certain unusual items, certain other operating expense items and other adjustments permitted in calculating covenant compliance under the New Sub Holdco Credit Agreement as described in the table and related footnotes below. Sub Holdco Adjusted EBITDA as presented below is calculated only with respect to Intelsat Sub Holdco and its subsidiaries. Sub Holdco Adjusted EBITDA is a material component of certain ratios used in the New Sub Holdco Credit Agreement, such as the secured debt leverage ratio and the total leverage ratio.

Under the New Sub Holdco Credit Agreement, Intelsat Sub Holdco must maintain a secured net debt leverage ratio not greater than 1.50 to 1.00, at the end of each fiscal quarter, and generally may not incur additional indebtedness (subject to certain exceptions) if the total leverage ratio calculated on a pro forma basis at the time of incurrence would exceed 4.75 to 1.00. In addition, under the investments and dividends covenants contained in the New Sub Holdco Credit Agreement, the ability of Intelsat Sub Holdco to make investments and pay dividends is restricted by formulas based on the amount of Sub Holdco Adjusted EBITDA measured from April 1, 2006.

We also calculate a measure called Intelsat Bermuda Adjusted EBITDA, based on the term Adjusted EBITDA, as defined in the indentures for the Bermuda 2013 Floating Rate Notes, the Bermuda 2016 Guaranteed Senior Notes, the Bermuda 2016 Non-Guaranteed Senior Notes and the Refinancing Notes (collectively, the Bermuda Senior Notes). Intelsat Bermuda Adjusted EBITDA consists of EBITDA as adjusted to exclude or include certain unusual items, certain other operating expense items and other adjustments permitted in calculating covenant compliance under these indentures as described in the table and related footnotes below. Intelsat Bermuda Adjusted EBITDA as presented below is calculated only with respect to Intelsat Bermuda and its subsidiaries. Intelsat Bermuda Adjusted EBITDA is a material component of certain ratios used in the indentures governing the Bermuda Senior Notes such as the debt to Intelsat Bermuda Adjusted EBITDA ratio and the secured indebtedness leverage ratio.

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

Sub Holdco Adjusted EBITDA was $838.1 million for the year ended December 31, 2005 and $925.7 million for the year ended December 31, 2006. Intelsat Bermuda Adjusted EBITDA was $838.1 million for the year ended December 31, 2005 and $1,253.5 million for the year ended December 31, 2006. A reconciliation of net cash provided by Intelsat, Ltd. operating activities to Intelsat, Ltd. net loss, Intelsat, Ltd. net loss to Intelsat, Ltd. EBITDA, Intelsat, Ltd. EBITDA to Intelsat Bermuda Adjusted EBITDA, and Intelsat Bermuda Adjusted EBITDA to Sub Holdco Adjusted EBITDA for the years ended December 31, 2005 and December 31, 2006 is as follows:

	Combined
	Year ended December 31, 2005	Year ended December 31, 2006
	(in thousands)
Reconciliation of Intelsat, Ltd. net cash provided by operating activities to Intelsat, Ltd. net loss:
Net cash provided by operating activities	$505,012	$448,556
Depreciation and amortization	(573,513)	(701,517)
Satellite impairment charges	(69,227)	(48,974)
Provision for doubtful accounts	4,867	(3,411)
Foreign currency transaction (loss) gain	878	(124)
Deferred income taxes	5,264	14,876
Gain on disposal of assets	—	481
Stock-based compensation	—	(2,666)
Compensation cost paid by Intelsat Holdings	—	(18,146)
Amortization of bond discount and issuance costs	(60,198)	(76,905)
Share in losses of affiliate	(12,315)	(32,410)
Loss on undesignated interest rate swap	—	(11,731)
Changes in assets and liabilities, net of effects of acquisitions	(126,052)	63,257

Intelsat, Ltd. net loss	$(325,284)	$(368,714)

Add:
Interest expense, net	377,442	724,141
Provision for income taxes	27,172	18,850
Depreciation and amortization	573,513	701,517

Intelsat, Ltd. EBITDA	$652,843	$1,075,794

Add (Subtract):
Parent and intercompany expenses, net (1)	23,050	16,330
Compensation and benefits (2)	13,598	7,182
Restructuring costs (3)	263	26,452
Acquisition related expenses (4)	60,203	17,652
Equity investment losses (5)	12,315	32,410
Satellite impairment charge (6)	69,227	48,974
Loss on undesignated interest rate swap	—	11,731
Non-recurring and other non-cash items (7)	6,630	23,795
Satellite performance incentives (8)	—	(6,784)

Intelsat Bermuda Adjusted EBITDA	$838,129	$1,253,536

Add (Subtract):
Intelsat Corp Adjusted EBITDA (9)	—	(340,498)
Parent and intercompany expenses (10)	—	6,059
Acquisition related expenses (11)	—	(215)
Satellite performance incentives (8)	—	6,784

Sub Holdco Adjusted EBITDA	$838,129	$925,666

(1)	Represents expenses incurred at Intelsat, Ltd. for employee salaries and benefits, office operating costs and other expenses incurred at Intelsat, Ltd. or at Intelsat Bermuda related to the Transfer Transactions.

(2)	Reflects the portion of the expenses incurred relating to our equity compensation plans, defined benefit pension plan and other post-retirement benefits that are excludable under the definitions of Intelsat Bermuda Adjusted EBITDA and Sub Holdco Adjusted EBITDA.
(3)	Reflects restructuring costs reported in our consolidated statements of operations.
(4)	Reflects expenses incurred in connection with the Acquisition Transactions, consisting of retention bonuses to key employees and legal and other professional fees, including the monitoring, advisory and consulting fees paid to the Sponsors (and their designated entities) pursuant to the monitoring fee agreement.
(5)	Represents losses incurred under the equity method of accounting relating to our investment in WildBlue Communications, Inc.
(6)	Represents the non-cash impairment charge recorded in 2005 to write off the net book value of the IS-804 satellite due to its failure in January 2005 and the non-cash impairment recorded in 2006 to write-down to fair value the IS-802 satellite due to its anomaly in September 2006.
(7)	Reflects certain non-recurring gains and losses (principally costs incurred in connection with the PanAmSat Acquisition Transactions) and non-cash income related to the recognition of deferred revenue on a straight-line basis of certain prepaid capacity leases which are excluded from Intelsat Bermuda Adjusted EBITDA and Sub Holdco Adjusted EBITDA by definition.
(8)	Amount represents satellite performance incentive interest expense required to be excluded from interest expense for the calculation of Intelsat Bermuda Adjusted EBITDA as defined under the terms of the Intelsat Bermuda indentures, but permitted to be included as part of interest expense for the calculation of Intelsat Sub Holdco Adjusted EBITDA as defined under the terms of the New Sub Holdco Credit Agreement.
(9)	This measure is reported publicly by our subsidiary, Intelsat Corp, which is not a subsidiary of Intelsat Sub Holdco.
(10)	Reflects expenses of Intelsat Bermuda, PanAmSat Holdco and other holding companies not consolidated under Intelsat Sub Holdco.
(11)	Reflects expenses incurred relating to equity compensation and benefit plans and post-retirement benefits that are excludable under the definition of Sub Holdco Adjusted EBITDA.

We believe that the inclusion of Sub Holdco Adjusted EBITDA and Intelsat Bermuda Adjusted EBITDA in this Annual Report is appropriate to provide additional information to investors about the calculation of certain covenants in the New Sub Holdco Credit Agreement and the Intelsat Bermuda indentures as mentioned above. We believe that some investors may use Sub Holdco Adjusted EBITDA and Intelsat Bermuda Adjusted EBITDA to evaluate our liquidity and financial condition. Sub Holdco Adjusted EBITDA and Intelsat Bermuda Adjusted EBITDA are not measures of financial performance under U.S. GAAP, and our Sub Holdco Adjusted EBITDA and Intelsat Bermuda Adjusted EBITDA may not be comparable to similarly titled measures of other companies. You should not consider Sub Holdco Adjusted EBITDA and Intelsat Bermuda Adjusted EBITDA as alternatives to operating or net income, determined in accordance with U.S. GAAP, as indicators of our operating performance, or as alternatives to cash flows from operating activities, determined in accordance with U.S. GAAP, as indicators of cash flows, or as measures of liquidity.

Funding Sources and Uses

Other than the recent Refinancings described above, we expect our most significant cash outlays in 2007 to be the payment of interest on our outstanding debt and capital expenditures as described below in “—Capital Expenditures.” We intend to fund these requirements through cash on hand, cash provided by operating activities and, if necessary, borrowings under the Intelsat Sub Holdco and Intelsat Corp senior secured credit facilities. Described below are summaries of how the PanAmSat Acquisition Transactions, the Acquisition Transactions and the Transfer Transactions were funded.

The PanAmSat Acquisition Transactions

On July 3, 2006, Intelsat Bermuda completed the acquisition of PanAmSat Holdco, pursuant to the Merger Agreement, with the stockholders of PanAmSat Holdco receiving $25.00 per common share, plus approximately $0.00927 as the pro rata share of undeclared regular quarterly dividends, in cash. The acquisition was financed by the incurrence of significant debt, including $260.0 million of the Bermuda 2013 Floating Rate Senior Notes,

$1.33 billion of the Bermuda 2016 Non-Guaranteed Senior Notes and $750.0 million of the Bermuda 2016 Guaranteed Senior Notes, $575.0 million of the Intelsat Corp 2016 Senior Notes; and a borrowing by Intelsat Bermuda under the Senior Unsecured Bridge Loan. Cash on hand at Intelsat Bermuda, PanAmSat Opco and their respective affiliates was also used.

Borrowings under Intelsat Bermuda’s Senior Unsecured Bridge Loan were unsecured and not guaranteed by any other entities. Borrowings under Intelsat Bermuda’s Senior Unsecured Bridge Loan bore interest at the LIBOR rate plus 600 basis points (11.25% interest rate at December 31, 2006). The Senior Unsecured Bridge Loan was repaid in full as part of the Refinancings on January 12, 2007.

Also in connection with the PanAmSat Acquisition Transactions, Intelsat Sub Holdco entered into the New Sub Holdco Credit Agreement and PanAmSat Opco entered into an amendment of its senior secured credit facilities on July 3, 2006, which included revised terms for its revolving credit facility and term loans, as described above under “—Long-Term Debt.”

On May 30, 2006, PanAmSat Holdco commenced the Tender Offer to purchase for cash any and all of its outstanding 10 3/8% discount notes. Approximately 99.65% of the outstanding 10 3/8% discount notes were repurchased by PanAmSat Holdco upon completion of the Tender Offer on July 3, 2006. The 10 3/8% discount notes not tendered to PanAmSat Holdco in the Tender Offer, or approximately $1.5 million aggregate principal amount, were repurchased by PanAmSat Holdco on August 29, 2006.

Prior to and immediately after the acquisition, Intelsat Bermuda extended to PanAmSat Holdco the Intelsat Bermuda Loan in an aggregate principal amount at the time of borrowing equal to approximately $1.28 billion, the proceeds of which were used by PanAmSat Holdco to fund the Tender Amount.

The Acquisition Transactions and the Transfer Transactions

In connection with the Acquisition Transactions, Intelsat Bermuda issued the acquisition finance notes, which were comprised of $1.0 billion of floating rate senior notes due 2012, $875.0 million of 8 1/4% senior notes due 2013 and $675.0 million of 8 5/8% senior notes due 2015, and entered into our prior senior secured credit facilities. We redeemed the floating rate senior notes on February 2, 2007 as part of the Refinancings. Our prior senior secured credit facilities, which were the obligations of Intelsat Sub Holdco, were comprised of a $350.0 million term loan facility maturing in July 2011 and a $300.0 million revolving credit facility maturing in January 2011. On February 28, 2005, Intelsat Bermuda borrowed $200.0 million under the prior $350.0 million term loan facility to fund the repayment at maturity of the $200.0 million outstanding 2005 Eurobond Notes. Following the Transfer Transactions, Intelsat Sub Holdco became the obligor, and Intelsat Bermuda a guarantor, of each of the acquisition finance notes and the prior senior secured credit facilities. In connection with the PanAmSat Acquisition Transactions, Intelsat Sub Holdco’s prior senior secured credit facilities were terminated without penalty, and all outstanding balances, plus accrued interest, were paid to the previous credit facility lenders on July 3, 2006.

On February 11, 2005, Zeus Special Subsidiary Limited and Intelsat, Ltd. issued $478.7 million in aggregate principal amount at maturity of the discount notes, which yielded $305.3 million of proceeds at issuance. The discount notes have no cash interest requirement for the first five years. In connection with the Transfer Transactions, Zeus Special Subsidiary Limited was amalgamated with Intelsat Bermuda and Intelsat Bermuda became an obligor on the discount notes. In connection with the PanAmSat Acquisition Transactions, Intelsat Bermuda transferred the discount notes to Intermediate Holdco, Intermediate Holdco became an obligor on the discount notes, Intelsat Bermuda became a guarantor of the discount notes and confirmed its guarantee of the acquisition finance notes, and Intermediate Holdco became a guarantor of the acquisition finance notes.

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

Capital Expenditures

Our capital expenditures depend on the means by which we pursue our business strategies and seek to respond to opportunities and trends in our industry. Our actual capital expenditures may differ from our expected capital expenditures if, among other things, we enter into any currently unplanned strategic transactions. Levels of capital spending from one year to the next are also influenced by the nature of the satellite life cycle and by the capital-intensive nature of the satellite industry. For example, we incur significant capital expenditures during the years in which we have satellites under construction. We typically procure a new satellite within a timeframe that would allow the satellite to be deployed at least one year prior to the end of the service life of the satellite to be replaced. As a result, we frequently experience significant variances in our capital expenditures from year to year. Excluding the Intelsat Americas Transaction, the following table compares our satellite-related capital expenditures to total capital expenditures from 2002 through 2006:

Year	Satellite-Related Capital Expenditures	Total Capital Expenditures
	(in thousands)
2002	$509,418	$616,806
2003	87,496	202,781
2004	213,219	288,589
2005	99,901	133,507
2006	101,335	152,086

Total	$1,011,369	$1,393,769

Payments for satellites and other property and equipment also exclude funds paid for deposits on future satellites and launches that are included as a part of Other Assets and capitalized as construction progresses. Payments for satellites and other property and equipment during the year ended December 31, 2006 included $152.1 million for capital expenditures.

We updated our guidance for capital expenditures in response to improving market conditions and a supply chain disruption with regard to satellite launch services. Since December 31, 2006, we have placed orders for two additional replacement satellites and one ground spare satellite in addition to outstanding orders for five satellites, all of which are expected to be built over a period of three years. In addition, we announced that we have contracted for additional launch capacity in order to attain our plan to launch three satellites in 2007. As a result of the above factors, we expect that capital expenditures in 2007 will total approximately $615 million. This amount includes approximately $30 million for integration activities but excludes approximately $30 million for projected capitalized performance incentives. We intend to fund these requirements through cash on hand, cash provided by operating activities and, if necessary, borrowings under the revolving credit facilities under our senior secured credit facilities.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations or liquidity.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and capital and certain other commitments as of December 31, 2006 and the expected year of payment.

	Payments due by year
Contractual Obligations (1)	2007	2008	2009	2010	2011	2012 and thereafter	Total
Long-Term Debt Obligations
Intelsat, Ltd. and subsidiary Notes and Credit Facilities (excluding Intelsat Corp)—Principal Payment (2, 3)	$9,854	$409,760	$9,666	$9,573	$4,573	$7,596,777	$8,040,203
Intelsat, Ltd. and subsidiary Notes and Credit Facilities (excluding Intelsat Corp)—Interest Payment (2, 3)	652,922	652,800	631,966	654,375	673,185	2,022,448	5,287,696
Intelsat Corp Notes and Credit Facilities—Principal Payment	53,833	211,784	88,477	88,477	90,697	2,971,385	3,504,653
Intelsat Corp Notes and Credit Facilities—Interest Payment	267,339	262,067	250,947	249,155	244,166	810,872	2,084,546
Capital Lease Obligations (including interest)	9,322	9,291	1,516	—	—	—	20,129
Operating Lease Obligations	9,782	9,434	9,175	8,318	7,001	154,410	198,120
Purchase Obligations (4)	301,753	123,534	30,426	17,254	16,270	43,868	533,105
Other Long-Term Liabilities (including interest) (5)	31,998	42,809	39,527	33,314	18,286	97,789	263,723

Total Contractual Obligations	$1,336,803	$1,721,479	$1,061,700	$1,060,466	$1,054,178	$13,697,549	$19,932,175

(1)	Obligations related to Intelsat’s pension and post-retirement medical benefit obligations are excluded from the table. Refer to Note 14 to Intelsat’s audited consolidated financial statements and Note 13 to our unaudited consolidated financial statements included elsewhere in this Annual Report for a discussion of our obligations.
(2)	Includes impact of the Refinancings.
(3)	The amounts shown for Intelsat, Ltd. do not reflect Intelsat, Ltd.’s obligations as a co-obligor on the discount notes.
(4)	Includes satellite construction and launch contracts, vendor contracts, and customer commitments.
(5)	Includes satellite performance incentive obligations (and interest thereon) and Horizons contribution obligation.

Satellite Construction and Launch Obligations

As of December 31, 2006, we had approximately $353.6 million of expenditures remaining under existing satellite construction contracts and satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of December 31, 2006, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

Subsequent to December 31, 2006, the company entered into agreements for satellite construction and launch services. In January 2007, the company entered into an agreement for the construction of the IS-14 satellite, which will serve as a replacement for IS-1R. In February 2007, the company converted a contingent replacement satellite option for IS-11 into a firm satellite construction contract for the IS-11GS, a ground spare satellite, which will be used as a replacement for the IS-6B in the event of an IS-11 launch failure. In March 2007, the company entered into a launch services contract for the launch of the IS-11 satellite, currently scheduled for the third quarter of 2007, and into an agreement for the construction of the IS-15 satellite. Additionally, in March 2007, the company entered into an agreement with Horizons-2, an affiliate of the company, to purchase and assume a launch service contract. Under the agreement, the company agreed to pay Horizons-2 for amounts paid to date and assumed the remaining contractual obligation payable to the launch services provider. This vehicle will either be used for launch of the IS-15 satellite or as a replacement launch vehicle should existing launch services under contract be delayed. The aggregate commitment associated with these contracts is $389.8 million.

See Item 1—Business—Our Network—Planned Satellites for details relating to certain of our satellite construction and launch contracts.

Horizons Contributions Obligation

As a result of the PanAmSat Acquisition Transactions, we acquired a joint investment funding obligation of Intelsat Corp. On August 1, 2005, Intelsat Corp formed a second satellite joint investment with JSAT, a leading satellite operator in the Asia-Pacific region, that will build and launch a Ku-band satellite to replace our SBS-6 satellite at 74.05ºWL. This investment is named Horizons-2. The satellite will support digital video, HDTV and IP-based content distribution networks to broadband Internet and satellite news gathering services in the United States. This Horizons-2 satellite is expected to be in service by early 2008. The total joint investment is expected to be approximately $213.0 million, of which each of the company and JSAT will be required to begin funding its 50% share beginning in early 2008. Our portion of the investment is being accounted for using the equity method. As of December 31, 2006, we had recorded a liability of $37.3 million, representing our 50% share of the amount drawn through that date on the Horizons-2 loan, within our consolidated financial statements in relation to the future funding of this investment in Horizons-2. The contribution obligation arises from our obligation to fund amounts due under Horizons-2’s loan agreement with a third-party lender. We have entered into a security and pledge agreement with the lender and pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Indebtedness of Others (“FIN 45”).

Europe*Star Purchase Price Obligation

On August 31, 2005, PanAmSat Opco acquired multiple European orbital slots, as well as a satellite with European, Middle Eastern, African and Asian coverage, from Alcatel, a French communications company, for a purchase price of approximately $60.2 million plus liabilities and costs incurred in relation to the acquisition of approximately $13.7 million, including $9.0 million of contingent performance payments due to Alcatel in addition to the purchase price. Through December 31, 2006, we paid $63.5 million of this aggregate purchase price. Of this $63.5 million, PanAmSat Opco paid $48.1 million in purchase price prior to the PanAmSat Acquisition Transactions. The remaining $15.4 million was paid by Intelsat Corp subsequent to the consummation of the PanAmSat Acquisition Transactions. As of December 31, 2006, $7.0 million of this purchase price, which was recorded as an incentive obligation, remained to be paid and approximately $1.2 million of customer deposit liabilities remained outstanding.

Operating Leases

We have commitments for operating leases primarily relating to equipment and our executive office facilities in Wilton, Connecticut and other locations. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. As of December 31, 2006, minimum annual rentals of all leases, exclusive of potential increases in real estate taxes, operating assessments and future sub-lease income totaled approximately $16.4 million.

Customer and Vendor Contracts

We have contracts with certain of our customers which require us to provide equipment, services and other support during the term of the related contracts with us and we have long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of December 31, 2006, we had commitments under these customer and vendor contracts which totaled approximately $179.5 million related to the provision of equipment, services and other support.

Foreign Withholding Taxes

We have outstanding tax claims related to withholding taxes assessed on revenue derived from broadcasters inside and outside of India who broadcast from or into India. The total amount assessed for all periods from March 31, 1996 through March 31, 2004 is approximately $73.2 million. We are contesting the imposition of such taxes. On August 11, 2006, the Income Tax Appellate Tribunal in New Delhi issued a decision which overturned the tax assessment for the 1997/98 assessment year. If the decision is not appealed or is ultimately upheld on appeal, this decision would resolve the dispute at issue in our favor. We have been informed that the tax authorities have appealed this decision to the High Court. While this contest proceeds, we have been required to advance cash and provide letters of credit totaling approximately $54.7 million. As of December 31, 2006, we had paid cash of approximately $1.3 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. In connection with a PanAmSat Recapitalization, The DIRECTV Group, which controlled PanAmSat Opco prior to the Recapitalization, agreed to indemnify PanAmSat Opco for these and certain other taxes related to any periods or portions of such periods ending on or prior to the day of the closing of the Recapitalization in amounts equal to 80% of the first $75.0 million of such taxes and 100% of such taxes in excess of the first $75.0 million. As a result, our net tax liability related to these periods is capped at $15.0 million.

As of December 31, 2006, we had outstanding letters of credit totaling $54.6 million, which primarily relate to the India tax issue noted above.

Other

Boeing Satellite Systems, Inc., formerly Hughes Space and Communications Company, has security interests in certain transponders on our IS-2, IS-3, IS-4 and IS-5 satellites to secure incentive payments owed by us pursuant to satellite construction contracts.

Satellite Health and Technology

See Item 1—Business—Satellite Health and Technology for details on anomalies of our satellites.

General Satellite Risk Management

See Item 1—Business—Capacity Sparing and Backup and General Satellite Risk Management for details on our satellite risk management strategy.

Critical Accounting Policies

Our consolidated financial statements are based on the selection of accounting policies and the application of accounting estimates, some of which require management to make significant assumptions. Actual results could differ from those estimates. We believe that some of the more important estimates and related assumptions that affect our financial condition and results of operations are in the areas of revenue recognition, satellites and other property and equipment, business combinations, impairment of long-lived and amortizable intangible assets, interest rate swap and income taxes. There were no accounting policies adopted during 2006 that had a material effect on our financial condition or results of operations.

Revenue Recognition

We recognize revenue primarily from satellite utilization charges and, to a lesser extent, from providing managed solutions to our customers. We recognize revenue ratably over the period during which services are provided, as long as collection of the related receivable is reasonably assured. We recognize revenue under revenue share agreements with other fixed satellite service providers either on a gross or net basis in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent. We also provide short-term, on-going, and construction program management consulting services.

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

Satellites and Other Property and Equipment

Satellites and other property and equipment are based on the fair value on January 28, 2005, the date of the Acquisition Transactions, or the fair value allocated to assets acquired in the PanAmSat Acquisition Transactions completed on July 3, 2006. Satellites and other property and equipment purchased following the Acquisition Transactions or the PanAmSat Acquisition Transactions are stated at cost. These costs consist primarily of the cost of satellite construction and launch, including premiums for launch insurance and insurance during the period of in-orbit testing, the net present value of performance incentives expected to be payable to the satellite manufacturers, costs directly associated with the monitoring and support of satellite construction and interest costs incurred during the period of satellite construction. Satellite construction and launch services are generally procured under long-term contracts that provide for payments by us over the contract periods. Satellite construction and launch services costs are capitalized to reflect progress toward completion, which typically coincides with contract milestone payment schedules. Insurance premiums related to satellite launches and subsequent in-orbit testing are capitalized and amortized over the estimated useful lives of the related satellites. Performance incentives payable in future periods are dependent on the continued satisfactory performance of the satellites in service.

Satellites and other property and equipment are depreciated and amortized on a straight-line basis over their estimated useful lives. The remaining depreciable lives of our satellites range from 0 years to 16 years. We make estimates of the useful lives of our satellites for depreciation purposes based upon an analysis of each satellite’s performance, including its orbital design life and its estimated service life. The orbital design life of a satellite is the length of time that the manufacturer has contractually committed that the satellite’s hardware will remain operational under normal operating conditions. In contrast, a satellite’s service life is the length of time the satellite is expected to remain operational as determined by remaining fuel levels and consumption rates. Our in-orbit satellites generally have orbital design lives ranging from 10 years to 15 years and service lives as high as 20 years. The useful depreciable lives of our satellites generally exceed the orbital design lives and are less than the service lives. Although the service lives of our satellites have historically extended beyond their depreciable lives, this trend may not continue. We periodically review the remaining estimated useful lives of our satellites to determine if any revisions to our estimates are necessary based on the health of the individual satellites. Changes in our estimate of the useful lives of our satellites could have a material effect on our financial position or results of operations.

We charge to operations the carrying value of any satellite lost as a result of a launch or in-orbit failure upon the occurrence of the loss. In the event of a partial failure, we record an impairment charge to operations upon the occurrence of the loss if the undiscounted future cash flows were less than the carrying value of the satellite. We measure the impairment charge as the excess of the carrying value of the satellite over its estimated fair value as determined by the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. We reduce the charge to operations resulting from either a complete or a partial failure by the amount of any insurance proceeds that were either due and payable to or received by us.

Business Combinations

Our business combinations are accounted for in accordance with the provisions set forth in SFAS No. 141, Business Combinations (“SFAS 141”), whereby the net tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair market values at the acquisition date. The portion of the purchase price in excess of the estimated fair market value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The allocation of the purchase price related to our business combinations involves estimates and judgments by our management that may be adjusted during the allocation period, but in no case beyond one year from the acquisition date. These allocations are made based on management’s best estimates, which are based in part on the work of third-party appraisers.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill and other intangible assets acquired in a business combination, and determined to have an indefinite useful life, are not amortized but are tested for impairment annually or more often if an event or circumstances indicate that an impairment loss has been incurred. We have determined that we have two reporting units under the criteria set forth by SFAS 142. Each reporting unit has been defined in a manner consistent with the guarantor structure under our current indenture agreements. We have determined that the intangible assets and goodwill are directly related to the PanAmSat Acquisition Transactions and the Acquisition Transactions. Identifiable intangible assets with estimable useful lives are amortized on a straight-line basis over their estimated useful lives.

Impairment of Long-Lived and Amortizable Intangible Assets

We review our long-lived and amortizable intangible assets to assess whether an impairment has occurred using the guidance established under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), whenever events or changes in circumstances indicate, in our judgment, that the carrying amount of an asset may not be recoverable. The recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value.

Other than the $49.0 million write-down of our IS-802 satellite following its anomaly, there were no events or changes in circumstances as of December 31, 2006 leading us to believe that a possible impairment to any of our long-lived and amortizable intangible assets existed as of that date.

Interest Rate Swap

As discussed above, on March 14, 2005, PanAmSat Opco entered into a five-year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will amortize down to $625.0 million from March 14, 2008 until expiration on March 15, 2010. The fair value of the interest rate swap agreement is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. Where the interest rate swap is designated as a cash flow hedge and deemed effective, the swap qualifies for hedge accounting treatment under SFAS 133, and any changes in the hedged asset or liability representing the effectiveness of the hedge is recorded within comprehensive income (loss) in our consolidated balance sheet. We utilize the services of an outside valuation expert to assist either with the calculation of the fair value of the interest rate swap or, in the event that the swap is designated, with the calculation and determination of the effectiveness of the interest rate hedge.

Pursuant to SFAS 133, when the interest rate swap is a designated cash flow hedge, we are required to perform a quarterly analysis of the effectiveness of the hedge. Under SFAS 133 in order to maintain the effectiveness of the hedge, an effectiveness rate of between 80% and 125% must be maintained. This effectiveness rate is calculated by dividing the cumulative change in the hedge liability by the cumulative change in the cash flows of the debt being hedged. If, after performing the effectiveness assessment in relation to this swap agreement, it is determined that the interest rate swap agreement is no longer an effective hedge, the agreement is deemed to not qualify for hedge accounting treatment under SFAS 133. Therefore, any increase or decrease in the fair value of the interest rate swap, as well as any interest earned or paid, is recorded as a gain or loss on undesignated interest rate swap in our consolidated statement of operations.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”). SFAS 155 amends FASB Statements No. 133 and 140. This statement simplifies the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. This statement also permits a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material impact on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS 109 Accounting for Income Taxes (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007. The cumulative effect of adopting FIN 48 will be immaterial, however, it will require us to reclass certain reserve amounts and corresponding indemnity receivables within our consolidated balance sheet.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of evaluating this guidance and therefore have not yet determined the impact that SFAS 157 will have on our consolidated financial statements upon adoption.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Obligations, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires companies to recognize in their balance sheets the funded status of pension and other postretirement benefit plans. Previously unrecognized items under FASB Statement Nos. 87, Employers’ Accounting for Pensions, and 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, will now be recognized as a component of accumulated other comprehensive income, net of applicable income tax effects. We are required to adopt SFAS 158 as of December 31, 2007. We are evaluating the impact that adoption of SFAS 158 will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements. SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We adopted SAB 108 on January 1, 2006, which resulted in a cumulative effect adjustment to our opening 2006 balance sheet. The adjustments included a $3.3 million increase in other assets and a $4.9 million decrease in long-term debt representing the cumulative difference between recording the amortization of financing costs and debt discounts/premiums on a straight-line basis versus the effective interest method for debt incurred in 2005 and earlier, a $1.3 million net decrease in short term receivables for the VAT taxes related to prior years, a $6.2 million decrease in accrued retirement benefits due to incorrect participant information in prior years which resulted in the overstatement of pension liabilities, and a $13.1 million reduction in accumulated deficit from the cumulative adjustment of these items. Prior to the adoption of SAB 108, we determined that the potential impact of these items, individually and in the aggregate, using the “rollover” method was not material to our statements of operations and cash flows presented in prior years.

SAB 108 also requires the adjustment of any quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not have a material effect on any quarter within 2006 and thus we will not amend previously filed reports with the SEC.

Related Party Transactions

See Item 13—Certain Relationships and Related Transactions, and Director Independence, appearing elsewhere in this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates and foreign currencies. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. We use derivative instruments only for hedging purposes. Hedging activity may be done for purposes of mitigating the risks associated with an asset, liability, committed transaction or probable forecasted transaction. We seek to minimize counterparty credit risk through the selection of only the most creditworthy counterparties and thorough legal review of contracts.

Interest Rate Risk

The satellite communications industry is a capital intensive, technology driven business. We are subject to interest rate risk primarily associated with our borrowings. Interest rate risk is the risk that changes in interest rates could adversely affect earnings and cash flows. Specific interest rate risks include: the risk of increasing interest rates on short-term debt; the risk of increasing interest rates for planned new fixed rate long-term financings; and the risk of increasing interest rates for planned refinancing using long-term fixed rate debt.

Cash Flow Hedges

We may enter into interest rate swap agreements designated as cash flow hedges to reduce the impact of interest rate movements on future interest expense by effectively converting a portion of our floating-rate debt to a fixed rate.

As of December 31, 2006, we held cash flow interest rate swaps with a notional amount of $1.25 billion. The notional amount will amortize down to $625.0 million from March 14, 2008 until expiration on March 15, 2010. These swaps were entered into as hedges to reduce the variability in cash flow on a portion of the floating-rate term loans under our senior secured credit facilities. On a quarterly basis, we receive a floating rate in interest equal to the three-month LIBOR and pay a fixed rate of interest that is subject to scheduled rate increases. On December 31, 2006, the rate we would pay averaged 4.61% and the rate we would receive averaged 5.36%.

These derivative instruments do not currently qualify for hedge accounting treatment in our consolidated financial statements, and so the changes in the fair value of these instruments are recognized in earnings during the period of change. Based on market prices on December 31, 2006, a one percentage point change in interest rates would result in a decrease in the fair value of these instruments by approximately $23.1 million.

Foreign Currency Risk

We do not currently use foreign currency derivatives to hedge our foreign currency exposures. Substantially all of our customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, we are not exposed to material currency exchange risk. However, our service contracts with our Brazilian customers provide for payment in Brazilian Reais. Accordingly, we are subject to the risk of a reduction in the value of the Brazilian Real as compared to the U.S. dollar in connection with payments made by Brazilian customers, and our exposure to fluctuations in the exchange rate for Brazilian Reais is ongoing. However, the rates payable under our service contracts with the majority of our Brazilian customers are adjusted annually to account for inflation in Brazil, thereby mitigating our risk. For the year ended December 31, 2006, our Brazilian customers represented approximately 2.2% of our third-party revenue. Transactions in other currencies are converted into U.S. dollars using rates in effect on the dates of the transactions.

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

Evaluation of Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in, and pursuant to, Rule 15d-15 of the Exchange Act, as of December 31, 2006 under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (the “CFO”). Because of a material weakness in our internal control over financial reporting related to financial reporting processes described below, our CEO and CFO concluded that as of December 31, 2006 our disclosure controls and procedures were not effective. However, as described below under “Remedial Efforts Related to the Material Weakness in Internal Control,” we are working to eliminate the weakness. Additionally, because the material weakness described below has not been fully remediated as of the filing date of this Annual Report on Form 10-K, management, including our CEO and CFO, continues to conclude that our disclosure controls and procedures are not effective as of the filing date of this Annual Report on Form 10-K.

Material Weakness in Internal Control over Financial Reporting with Respect to Financial Reporting Processes

As noted above, because of a material weakness in our internal control over financial reporting related to financial reporting processes, our CEO and CFO have concluded that as of December 31, 2006 our disclosure controls and procedures were not effective. In particular, we had (i) ineffective controls over review of journal entries; (ii) ineffective controls to ensure the completeness and timeliness of certain general ledger account reconciliations conducted in connection with the period-end financial reporting process; and (iii) insufficient accounting systems infrastructure and processes to efficiently support accounting operations following the PanAmSat Acquisition Transactions.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, because of a material weakness in our internal control over financial reporting related to financial reporting processes, our CEO and then-Acting Chief Financial Officer (the “former Acting CFO”) concluded that as of December 31, 2005 our disclosure controls and procedures were not effective. The material weakness at that time related to the fact that we did not maintain effective controls over our period-end reporting processes. In particular, we had (i) ineffective controls over review of journal entries; (ii) ineffective controls to ensure the completeness and timeliness of certain general ledger account reconciliations conducted in connection with the period-end financial reporting process; and (iii) insufficient accounting infrastructure systems to support accounting operations following the PanAmSat Acquisition Transactions.

During 2006, we improved our internal controls designed to ensure the accuracy of condensed consolidating financial information for guarantors and non-guarantors of certain of the Company’s and its subsidiaries’ debt, as well the documentation and authorization of journal entries. As a result, these were not components of the material weakness in our internal control over financial reporting as of December 31, 2006.

Remedial Efforts Related to the Material Weakness in Internal Control

In an effort to address the material weakness, since December 31, 2005 we have implemented, or are in the process of implementing, the following remedial steps:

•

We appointed Jeffrey Freimark as Chief Financial Officer effective in May 2006. In addition to supervising all financial aspects of the company, Mr. Freimark is also supervising our information technology functions to better facilitate the coordination and development of improved systems to support our financial reporting process.

•	We made other changes in senior financial management positions to assist in improving our financial reporting process.

•

We reestablished an internal audit function and engaged an international public accounting firm to perform internal audit services under an outsourcing arrangement. Our internal audit service provider is currently reviewing the policies, procedures and systems to address the material weakness.

•

We have hired additional experienced accounting personnel and expect to hire further experienced accounting personnel. We hired staff to handle the increased workload associated with the reporting structure in place after the PanAmSat Acquisition Transactions and continue to recruit additional staff in key areas including financial reporting and tax accounting.

•

We have engaged temporary staff and consultants to assist in achieving accurate and timely reporting, including hiring additional consultants to assist in the development and enhancement of IT infrastructure systems to support accounting.

•

We have provided training to our finance and accounting personnel for timely and accurate preparation and management review of documentation to support our financial reporting and period-end close procedures. We expect to continue this training for all accounting personnel.

•

We continue to conduct the assessment and review of our accounting general ledger system to further identify changes that can be made to improve our overall control environment with respect to journal entries. We are continuing to implement more formal procedures related to the review and approval of journal entries.

•

We have formalized the periodic account reconciliation process for all significant balance sheet accounts. We are continuing to implement more formal review of these reconciliations by our accounting management and we will increase supervisory personnel to ensure that reviews are performed.

•

We continue to migrate accounting and financial reporting systems used by our recently acquired subsidiary, Intelsat Corporation, into the systems historically used by the company. Subsequent to December 31, 2006, we began accounting for Intelsat Corporation activities within the same general ledger system as the remainder of the company.

Other Changes in Internal Control over Financial Reporting

Other than as discussed above, no other changes occurred during the quarter ended December 31, 2006 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Future Assessment of Internal Control Over Financial Reporting

Beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, we will be subject to the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 that require an annual management assessment of our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Our executive officers and directors are as follows:

Name	Age	Position
David McGlade	46	Director and Chief Executive Officer, Intelsat, Ltd.
Joseph Wright, Jr.	68	Chairman and Director, Intelsat, Ltd.
Jeffrey Freimark	52	Executive Vice President and Chief Financial Officer, Intelsat, Ltd.
Phillip Spector	56	Executive Vice President, General Counsel and Assistant Secretary, Intelsat, Ltd.
James Frownfelter	43	Chief Operating Officer, Intelsat Corporation
Anita Beier	51	Senior Vice President and Controller, Intelsat Corporation
Linda Kokal	46	Senior Vice President and Treasurer, Intelsat Corporation
Andrew Africk	40	Director
Douglas Grissom	40	Director
Richard Haight	44	Director
James Perry, Jr.	46	Director
Alan Peyrat	37	Director
Andrew Sillitoe	34	Director
Aaron Stone	34	Director
Nicola Volpi	35	Director

The following is a brief biography of each of our executive officers and directors:

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

Mr. Wright became the Chairman of the board of directors of Intelsat, Ltd. in July 2006 following the consummation of the PanAmSat Acquisition Transactions. From August 2001 to July 2006, Mr. Wright was the Chief Executive Officer of PanAmSat Opco. Prior to joining Intelsat Corp, Mr. Wright was Chairman of GRC International, which provided advanced IT, Internet and software technologies to government and commercial customers. From 1989 to 1994, Mr. Wright was Executive Vice President, Vice Chairman and Director of W.R. Grace & Co. Previously Mr. Wright was Deputy Director and then Director of the Federal Office of Management and Budget in the White House, was Deputy Secretary of Commerce, was President of two Citibank credit card subsidiaries and was a Vice President/Partner of Booz Allen and Hamilton. Mr. Wright currently serves on the board of directors of Scientific Games Corporation and Terremark Worldwide, Inc. He is a member of the Council on Foreign Relations, FCC’s Network Reliability and Council and the Media Security and Reliability

Council, and is on the President’s National Security Telecommunications Advisory Committee. Mr. Wright’s business address is Wellesley House North, 2nd Floor, 90 Pitts Bay Road, Pembroke HM 08, Bermuda.

Mr. Freimark became the Executive Vice President and Chief Financial Officer of Intelsat, Ltd. in May 2006. He was previously the Executive Vice President and Chief Financial Officer of Beverly Enterprises Inc., from December 2001 until March 2006, and also the Chief Information Officer from October 2002 to March 2006. Prior to joining Beverly Enterprises, Mr. Freimark served as Senior Executive Vice President and Chief Financial Officer of OfficeMax Inc. from May 2001 to December 2001, and as President and Chief Executive Officer of Grand Union Company, an operator of full service retail supermarkets and warehouses, from November 2000 to May 2001. Mr. Freimark served in a number of roles at Grand Union after joining the company in March 1997, including as Chief Financial Officer throughout his time there, and also as Chief Administrative Officer, Treasurer and Director from February 2000 to May 2001. From 1986 to 1997, Mr. Freimark served in various roles at Pueblo International, Inc., an operator of supermarkets in Florida and the Caribbean, including as Executive Vice President, Chief Financial Officer and Director from January 1992 to March 1997. Mr. Freimark’s business address is Wellesley House North, 2nd Floor, 90 Pitts Bay Road, Pembroke HM 08, Bermuda.

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

Mr. Frownfelter became the Chief Operating Officer of Intelsat Corporation in July 2006 following the consummation of the PanAmSat Acquisition Transactions. Prior to this he served as the Chief Operating Officer of PanAmSat Corporation from January 2005 to July 2006. Mr. Frownfelter previously served as Executive Vice President and Chief Operating Officer of PanAmSat Corporation, Executive Vice President and Chief Technology Officer of Intelsat Corp and Vice President and Senior Vice President of Space Systems. Prior to joining PanAmSat Corporation in 1998, Mr. Frownfelter was a senior manager at Philip A. Rubin & Associates, which provided consulting services to PanAmSat. From 1991 to 1996, Mr. Frownfelter was the Director of Marketing at Fokker Aircraft U.S.A., Inc. Prior to that time, Mr. Frownfelter was an engineer for Hughes Aircraft Company. Mr. Frownfelter’s business address is 3400 International Drive N.W., Washington, D.C. 20008, United States.

Ms. Beier became the Senior Vice President and Controller of Intelsat Global Service Corporation in May 2006 and of Intelsat Corporation on July 3, 2006. Prior to joining Intelsat, Ms. Beier served as Senior Vice President—Finance and Controller of US Airways, Inc. from May 2004 to April 2006 and as Vice President & Controller from June 1999 to May 2004. Prior to joining US Airways, Inc., Ms. Beier served as Vice President—Financial Planning at CSX Corporation, a transportation company providing rail and intermodal services, from September 1998 to June 1999. Ms. Beier’s business address is 3400 International Drive N.W., Washington, D.C. 20008, United States.

Ms. Kokal became the Senior Vice President and Treasurer of Intelsat Corporation in October 2006. She served as Vice President and Treasurer of Intelsat Global Service Corporation since joining Intelsat in April 2006. Prior to joining Intelsat, Ms. Kokal served as Vice President, Treasury and Risk Management and Director, Treasury at MCI from February 2004 to March 2006. From 2001 to 2004 Ms. Kokal served as Vice President and Treasurer of Digex, Inc., a web hosting company. From 1999 to 2001, she served as Vice President and Treasurer of PSINet, Inc., a commercial internet service provider. Ms. Kokal’s business address is 3400 International Drive N.W., Washington, D.C. 20008, United States.

Mr. Africk is a senior partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds, where he has worked since 1992. He serves on the boards of directors or managers of SkyTerra Communications, Inc., Sourcecorp, Inc., Hughes Communications, Inc. and Hughes Network Systems, LLC.

Mr. Grissom has been employed by Madison Dearborn Partners, LLC, a private equity firm, since 1999 and has served as a Director for more than the past five years. Prior to that, Mr. Grissom was with Bain Capital, Inc., in private equity, McKinsey & Company, Inc., and Goldman, Sachs & Co. He serves on the board of directors of Cbeyond Communications, Inc. and Great Lakes Dredge & Dock Corporation.

Mr. Haight has been a Managing Director of Permira Advisers LLC since 2002. Prior to that, Mr. Haight was a Director of Permira Advisers Limited, and he has been employed by Permira since 1989.

Mr. Perry co-founded Madison Dearborn Partners, LLC, a private equity firm, in 1993 and has been Managing Director for more than the past five years. Prior to that, Mr. Perry was employed by First Chicago Venture Capital, and prior to that by The First National Bank of Chicago. He is on the board of directors of Cbeyond Communications, Inc, Cinemark, Inc., Madison River Telephone Company, LLC and MetroPCS Communications, Inc.

Mr. Peyrat joined Apax Partners, L.P. in 2001 and has been a Principal since 2003. Prior to joining Apax Partners, he earned an MBA degree from Stanford University from 1999 to 2001. Mr. Peyrat was employed by Telephia, a wireless technology company, from 1998 to 1999 and from 1995 through 1998, he was employed by A.T. Kearney, Inc., a management consulting firm.

Mr. Sillitoe joined Apax Partners Limited in 1998 and was a Director thereof from 2003 until June 2005, and has since served as a Partner of Apax Partners Worldwide LLP. Prior to joining Apax Partners Limited, Mr. Sillitoe received an MBA from INSEAD and was a strategy consultant with The L.E.K. Partnership.

Mr. Stone is a partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds, where he has worked since 1997. Prior to joining Apollo, Mr. Stone was a member of the Mergers and Acquisition Group at Smith Barney Inc. Mr. Stone currently serves on the board of directors or managers of AMC Entertainment Inc., Educate Inc., SkyTerra Communications, Inc., Hughes Communications, Inc. and Hughes Network Systems, LLC.

Mr. Volpi has been employed by Permira Advisers, LLC as an investment advisory professional since May 2004. Prior to that, he was Vice President of Brera Capital Partners, a private equity firm, from March 2000 to April 2004.

Other than Mr. Volpi and Mr. McGlade, who each became a director of Intelsat, Ltd. in March 2005, and Mr. Wright, became a director of Intelsat, Ltd. in July 2006 following the consummation of the PanAmSat Acquisition Transactions, each of the directors of Intelsat, Ltd. has been a director since the closing of the Acquisition Transactions in January 2005. Our bye-laws provide that the term of office of each of the directors of Intelsat, Ltd. extends for such period as the shareholders of Intelsat Holdings may determine or, in the absence of such determination, until the next annual meeting of the board of directors or until their successors are elected.

Board Composition

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

Compensation Committee Interlocks and Insider Participation

Intelsat, Ltd.’s Compensation Committee is currently comprised of Messrs. Africk, Grissom, Haight and Sillitoe, directors of Intelsat, Ltd. None of these individuals has been at any time an officer or employee of Intelsat, Ltd., other than Mr. Africk, who currently serves as our Deputy Chairman and Mr. Sillitoe, who previously served in that role. During 2006, Intelsat, Ltd. had no compensation committee “interlocks”—meaning that it was not the case that an executive officer of ours served as a director or member of the compensation committee of another entity and an executive officer of the other entity served as a director or member of our Compensation Committee.

Code of Ethics

We have adopted a Code of Ethics for Senior Financial Officers, including our chief executive officer, chief financial officer, controller and any other person performing similar functions. The Code of Ethics is posted on our website at www.intelsat.com. We intend to disclose on our website any amendments to or waivers of this Code of Ethics.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Introduction

Intelsat, Ltd. was acquired on January 28, 2005 upon the completion of the Acquisition Transactions, and Intelsat, Ltd. acquired PanAmSat Holdco upon the completion of the PanAmSat Acquisition Transactions on July 3, 2006. All of our current executive officers joined the company during 2005 and 2006. These two events contributed to significant changes in our senior management in 2005 and 2006. Of our current executive officers, David McGlade, Jeffrey Freimark, James Frownfelter and Philip Spector are all compensated according to the terms of their employment contracts, which are described below; we have not entered into an employment contract with Anita Beier. Messrs. Freimark and Frownfelter, and Ms. Beier are also compensated under share-based contractual arrangements, referred to as “SCAs,” permitting the holder to purchase shares of our parent company, Intelsat Holdings, under specified conditions. Ramu Potarazu and Kevin Mulloy, our two most highly compensated former executive officers in 2006, were also compensated according to the terms of their employment contracts, which are described below, and subsequent separation agreements. We refer to these seven individuals collectively as the “Named Executive Officers.”

Our executive compensation programs are designed to encourage our executive officers to think and act like, and over time to become, equity holders of the company. We want our executive officers to take appropriate risks with our capital in order to generate returns for our shareholders, but at the same time to share the downside risk if those risks cause poor performance or even loss. Through our performance management and rewards processes and programs, we endeavor to create an environment that fosters and rewards:

•	building and maintaining our position as the ubiquitous and most reliable provider of FSS worldwide;

•	providing excellent service to customers and colleagues;

•	exceeding financial goals; and

•	demonstrating leadership.

We foster an attitude of shared risk-taking between our executive officers and our shareholders by providing a portion of our executive officers’ incentive compensation through performance-based compensation. We emphasize “at risk” pay tied to performance as a significant portion of total compensation potential. We evaluate and reward our executive officers based on dynamic factors such as whether they are willing and able to challenge existing processes, adapt to sudden or frequent changes in priorities and capitalize on opportunities.

Our Compensation Committee reviews and approves all of the compensation policies covering Named Executive Officers.

Executive Compensation Policy

Overview  We believe that in order to achieve our objectives, our executive compensation program must be competitive, reward good results and provide incentives for future performance that sustain and enhance long-term shareholder value. Our overall compensation philosophy is one based upon shared risk. The level of risk associated with total compensation varies based upon the level of the executive officer. Currently, Messrs. McGlade, Freimark, Frownfelter and Spector and are all members of management’s decision-making body called the Executive Committee. Ms. Beier is not a member of the Executive Committee and, as such, her total compensation is weighted less heavily toward at risk pay.

Our performance-driven compensation policy consists of the following three components:

•	Base salary;

•	annual cash bonuses; and

•	long-term incentive awards (in the form of restricted shares and SCAs).

We use short-term compensation (base salaries and annual cash bonuses) to provide competitive levels of cash compensation for our executive officers and to focus them on our current goals and objectives. We use long-term compensation (restricted stock and SCAs) to achieve our goal of driving long-term growth in share value. This long-term compensation element, implemented by the use of restricted shares and SCAs, is designed to emphasize the performance measures our executive officers need to address in order to deliver shareholder value. Currently, the outstanding restricted shares and SCAs awarded to our Named Executive Officers are subject to a variety of time vesting (generally sixty months) and performance vesting requirements. The performance-vesting requirements are aligned with the returns obtained by our Investors on their cash equity investment in Intelsat Holdings. In the future, we may award to Named Executive Officers SCAs which have different vesting requirements tied more closely to other performance measures.

We carefully determine the percentage mix of compensation structures we think is appropriate for each of our executive officers. This is not a mechanical process, and we use our judgment and experience and work with our Named Executive Officers to determine the appropriate mix of compensation for each individual. The number of restricted shares and SCAs each currently serving Named Executive Officer receives is based on the expectations we have for the individual and, over time, on such officer’s performance against those expectations. Our employment agreements with Messrs. McGlade and Spector were negotiated at the time that the Acquisition Transactions were about to be completed, and our employment agreement with Mr. Frownfelter was negotiated at the time that the PanAmSat Acquisition Transactions were about to be completed, and this timing impacted the mix of compensation that was ultimately provided to these officers. Since Ms. Beier is not a member of our Executive Committee, we have not entered into an employment agreement with her.

Base salary may constitute a minority portion of the total compensation of our Named Executive Officers. We set salary to provide adequate cash compensation to support a reasonable standard of living, so that our Named Executive Officers are prepared to have “at risk” the portion of their compensation received in restricted shares and SCAs.

Elements of Compensation

Base Salary  Base salary is used to recognize particularly the experience, skills, knowledge and responsibilities required of the executive officers in their roles. When establishing the 2006 base salaries of the currently serving Named Executive Officers, the Compensation Committee and management considered a number of factors including the seniority of the individual, the functional role of the position, the level of the individual’s responsibility, the ability to replace the individual, the base salary of the individual at his prior employment and the limited number of well-qualified candidates available.

The salaries of the Named Executive Officers are reviewed on an annual basis, as well as at the time of promotion or other changes in responsibilities. One of the leading factors in determining increases in salary level is the employment market for similar executives.

Annual Cash Bonuses  We maintain a Bonus Plan, which was adopted by the board of directors of Intelsat Holdings in March 2006. The Bonus Plan provides that certain of our and our subsidiaries’ employees, including executive officers, may be awarded cash bonuses based on the attainment of specific performance goals and business criteria established by our board of directors for participants in the Bonus Plan. These goals and criteria for the 2006 fiscal year included certain revenue, adjusted EBITDA, free cash flow and backlog targets, all as defined by the Compensation Committee. For the 2007 fiscal year, the goals and criteria will include certain total revenue, backlog, adjusted operating expense and adjusted EBITDA targets, also as defined by the Compensation Committee.

Annual cash bonuses are intended to reward individual performance during the year and can therefore be variable from year to year. These bonuses are determined on a discretionary basis. Our Compensation Committee, in consultation with our executive officers, establishes performance targets which determine bonus eligibility for our executive officers, and the committee also has discretion to award additional bonuses to our executive officers of up to specified percentages of annual base salary. Bonus targets are determined based upon the executive’s level in the company as well as by a total cash compensation market comparison. Awards for the subject year are determined based upon completion of the audited financial statements for that year. The employment agreements for Messrs. McGlade, Freimark, Frownfelter and Spector specify that the annual bonus shall not exceed 100%, 65%, 87.5% and 65% of such Named Executive Officer’s annual salary, respectively, and the Compensation Committee also has discretion to award additional bonuses of up to 50% of such Named Executive Officer’s annual salary (in the case of Messrs. McGlade and Spector) or maximum bonus (in the case of Messrs. Freimark and Frownfelter). In the case of Ms. Beier, as a Senior Vice President, she is entitled to an annual bonus under the Bonus Plan of 40% of her annual salary, with the ability to obtain an additional bonus in the amount of 16% of annual base salary. Bonuses are prorated for the Named Executive Officers who have not been employed by us for the full 2006 calendar year.

Long-Term Incentive Awards

Shares and SCAs  At the Executive Committee level, we seek to weight our compensation scheme to ownership of Intelsat Holdings common shares. We believe that share ownership by our employees (including the Named Executive Officers) enhances our ability to deliver superior shareholder returns by increasing the alignment between the interests of our employees and our shareholders. The goal of Intelsat Holdings’ 2005 Share Incentive Plan (the “2005 Plan”), adopted on May 4, 2005, is to engage all of our serving Named Executive Officers and other key employees as partners in the company’s success and help the company realize the maximum gain from its strategy. We do not have a formal requirement for share ownership by any group of employees. The 2005 Plan provides for the granting of incentive share options, nonqualified share options, restricted shares, restricted share units, share appreciation rights, phantom shares and performance awards to our and our subsidiaries’ and specified affiliates’ employees, officers and directors, including the Named Executive Officers. The Compensation Committee has exclusive authority to select the persons to be awarded restricted shares and SCAs. At the time of each award, the Compensation Committee determines the terms of the award, including the performance period (or periods) and the performance objectives relating to the award. In addition, Messrs. McGlade, Freimark and Spector have each purchased for cash certain unrestricted shares of Intelsat Holdings pursuant to their respective employment agreements.

Restricted Shares  Messrs. McGlade and Spector hold restricted shares that are subject to transfer, vesting and other restrictions as set forth in their applicable employment agreements. A portion of these restricted shares generally vests over sixty months, subject to the executive’s continued employment. The vesting of certain of the shares awarded is also subject to the meeting of certain performance criteria such as whether, prior to the eighth anniversary of January 28, 2005, the Investors have received a cumulative total return between 2.5 to 3 times or 4 and 4.5 times the amounts invested by the Investors. A portion of these restricted shares is also subject to immediate vesting under certain circumstances. In addition, upon a termination of the executives’ employment without cause (or if we provide a notice of non-renewal) or by the executive for good reason, the time-vesting restricted shares will be forfeited unless such termination is within six months following a “change of control” (as defined in the agreement), in which case they will vest in full. Any restricted shares that vest based on performance goals will remain outstanding for 180 days and, if the performance goals are not then met, the shares will be forfeited unless the termination is within six months following certain corporate transactions with entities specified in the agreement, in which case the executive will have the opportunity to earn a portion of his performance shares pro rated through the executive’s date of termination. We may repurchase vested shares following termination of employment at fair market value (as defined in the 2005 Plan).

SCAs  Messrs. Freimark and Frownfelter and Ms. Beier hold SCAs which generally vest over a period of 60 months in installments, subject to the employee’s continued employment on the date of vesting and continued compliance with any post-termination obligations. The vesting of certain of the SCAs will accelerate one year after any event that causes the Investors (or other private equity investors) to cease to own 40% or more of Intelsat Holdings. In addition, in the case of Messrs. Freimark and Frownfelter, any shares held as a result of the exercise of SCAs may be repurchased by Intelsat Holdings, and any SCAs may be cancelled, at any time after termination of employment. Such shares issued as a result of the exercise of SCAs may be repurchased at either fair market value or the lesser of fair market value and the exercise price, depending upon the circumstances as defined in the applicable agreement. Also in the case of Messrs. Freimark and Frownfelter, upon termination of employment, any unvested SCAs will be forfeited (unless the employee is terminated within the six-month period after a change of control, as defined in the applicable agreement, in which case the SCAs become 100% vested). In the case of Ms. Beier, upon termination of employment without cause, any unvested SCAs will be forfeited (unless she is terminated within the six-month period after a change of control, as defined, in which case the SCAs become 100% vested) and any vested SCAs may be exercised only before the earlier to occur of one year following such termination of employment, or the expiration date of the SCA. If Ms. Beier resigns, any unvested SCAs will be forfeited and any vested SCAs may be exercised only before the earlier to occur of 90 days following such termination of employment, or the expiration date of the SCA. In the event Ms. Beier terminates employment by reason of death or disability, any unvested SCAs will vest on such date and may be exercised only before the earlier to occur of one year following such termination of employment, or the expiration date of the SCA. If Ms. Beier is terminated for cause, all outstanding and unexercised SCAs as of the date of termination shall be forfeited. Notwithstanding the foregoing, any outstanding and unexercised SCAs after Ms. Beier’s termination of employment and prior to their expiration, may be cancelled by Intelsat Holdings, subject in the case of termination without cause, death or disability, to a payment by the employer to Ms. Beier in an amount per SCA equal to the fair market value of the SCA minus the exercise price. Additionally, shares resulting from the exercise of SCAs may be repurchased by Intelsat Holdings, subject in the case of termination without cause, death or disability, to a payment by the employer to Ms. Beier in an amount per SCA equal to the fair market value of the share at the date of termination if then held by Ms. Beier or the date of exercise, if later; in the case of resignation or termination with cause, the repurchase price will be the lesser of the fair market value of the SCA at termination of employment, or the later exercise price, reduced in each case by the value of dividends, distributions or dividend equivalents previously paid to the employee. In order to receive any shares pursuant to the exercise of SCAs, the executive must be or become a party to the Shareholders Agreement, dated January 28, 2005, by and among Intelsat Holdings and certain of its shareholders, as amended.

Other Elements  Other elements of our executive compensation program include certain severance arrangements and perquisites, all of which are more fully described in those parts of this Item 11 which follow this Compensation Discussion and Analysis. Our philosophy with respect to these items is to maintain competitive overall compensation programs. Senior management also participate in our other benefit plans on the same terms as other employees. These plans include a 401(k) plan and medical, dental and life insurance. Relocation benefits are reimbursed but are individually negotiated when they occur.

Competitive Market Review  We consider competitive market practices with respect to the salaries and total compensation of our Named Executive Officers. We speak with recruitment agencies and review publicly available executive compensation information for companies in our industry and similar-sized companies.

Role of Executive Officers in Setting Executive Compensation  The Compensation Committee approves the final determination of compensation for Messrs. Freimark, Frownfelter and Spector, acting on recommendation of our chief executive officer, David McGlade, and in consultation with our human resources department. The Compensation Committee determines the compensation of David McGlade (our chief executive officer) acting with advice from the head of our human resources department. David McGlade plays no role in determining his own bonus. Ms. Beier’s compensation is determined by Mr. Freimark, to whom she reports directly.

Conclusion

The company’s compensation policies are designed to recruit, retain and motivate our senior executive officers, to align their interests with those of our shareholders, and to ultimately reward them for outstanding performance.

Summary Compensation Table

The following summarizes the compensation earned during the year ended December 31, 2006 by our Named Executive Officers, who represent our Chief Executive Officer, Chief Financial Officer, our three other most highly compensated executive officers who were serving as executive officers on December 31, 2006, and two former executive officers who terminated employment during 2006 and would have been considered as highly compensated executive officers during 2006.

Name and Principal Position	Year	Salary		SCA Awards		(9) Non-Equity Incentive Plan Compensation		(11) Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
David McGlade Director and Chief Executive Officer	2006	$774,538	(1)	—		$1,168,500		—	$83,649	(12)	$2,026,687

Jeffrey Freimark Executive Vice President and Chief Financial Officer	2006	$397,788	(2)	—	(8)	$396,704		—	$781,944	(13)	$1,576,436

James Frownfelter Chief Operating Officer	2006	$299,424	(3)	—	(8)	$760,545	(10)	—	$4,427,145	(14)	$5,487,114

Phillip Spector Executive Vice President, General Counsel and Assistant Secretary	2006	$466,077	(4)	—		$539,350		—	$40,483	(15)	$1,045,910

Anita Beier, Senior Vice President and Controller	2006	$160,000	(5)	—	(8)	$89,600		—	$12,548	(16)	$262,148

Ramu Potarazu Former Chief Operating Officer	2006	$65,384	(6)	—		—		$56,795	$2,167,033	(17)	$2,289,212

Kevin Mulloy Former President, Intelsat Global Service Corporation	2006	$38,462	(7)	—		—		$5,509	$1,394,900	(18)	$1,438,871

(1)	Mr. McGlade has an employment agreement that provides for an annual salary of $779,000 from February 18, 2006 through February 19, 2007. Mr. McGlade’s annual salary was $750,000 until February 18, 2006. Effective February 19, 2007, Mr. McGlade’s annual salary is $814,000.
(2)	Mr. Freimark has an employment agreement that provides for an annual salary of $525,000. Reported salary represents amounts earned from his commencement of employment on March 23, 2006 through December 31, 2006. Effective from February 19, 2007, Mr. Freimark’s annual salary is $549,000.
(3)	Mr. Frownfelter has an employment agreement that provides for an annual salary of $600,000. Reported salary represents amounts earned from his commencement of employment on July 3, 2006 following consummation of the PanAmSat Acquisition Transactions through December 31, 2006. Effective from February 19, 2007, Mr. Frownfelter’s annual salary is $627,000.
(4)	Mr. Spector has an employment agreement that provides for an annual salary of $469,000 from February 18, 2006 through February 19, 2007. Mr. Spector’s annual salary was $450,000 until February 18, 2006. Effective February 19, 2007, Mr. Spector’s annual salary is $490,000.
(5)	Ms. Beier is paid an annual salary of $260,000. Reported salary represents amounts earned from her commencement of employment on May 15, 2006 through December 31, 2006.
(6)	Mr. Potarazu resigned as Chief Operating Officer effective as of February 9, 2006.
(7)	Mr. Mulloy resigned as President of Intelsat Global Service Corporation effective as of January 31, 2006.
(8)	Messrs. Freimark and Frownfelter and Ms. Beier received SCA awards totaling 84,658, 116,286 (including 6,881 rollover SCAs), and 6,512, respectively during 2006. No amounts were recorded as expense under SFAS 123R and accordingly, no amounts have been reported as compensation for the Named Executive Officer. See Note 6 of our consolidated financial statements included elsewhere in this annual report and our Grants of Plan-Based Awards Table herein for additional information on our shared based awards.
(9)	Payments were based on performance criteria established at the beginning of 2006 in accordance with the Bonus Plan described above. We met 100% of the performance criteria, plus stretch targets established as part of the Bonus Plan for the fiscal year ended December 31, 2006. As a result of meeting the stretch targets, performance payments were made in accordance with the stretch bonus criteria. Payments were approved by the Compensation Committee and paid in March 2007.

(10)	This amount includes $366,795 related to a performance bonus for the period January 1, 2006 to July 3, 2006. Bonus amounts were determined for this period under the prior PanAmSat Opco bonus plan, and in accordance with the PanAmSat merger agreement, all bonus amounts due to PanAmSat employees who remained employed by Intelsat were paid in March 2007.
(11)	Messrs. Potarazu and Mulloy participated in our Pension Plan and accrued additional benefits under our Pension Plan and Restoration Plan in 2006 prior to their respective termination dates. Messrs. McGlade, Freimark, Spector and Frownfelter and Ms. Beier did not participate in our Pension or Restoration Plans.
(12)	This amount includes $42,062 for taxable relocation expenses, an auto/financial planning/club dues allowance of $18,651, $1,613 for executive life insurance paid by the company, $1,522 for personal excess liability insurance paid by the company, and $19,800 in company 401(k) matching contributions.
(13)	This amount includes $735,312 for taxable relocation expenses, an auto/financial planning/club dues allowance of $15,154, $2,291 for executive life insurance paid by the company, $1,522 for personal excess liability insurance paid by the company, and $27,665 in company 401(k) matching contributions.
(14)	This amount includes $4,375,210 in federal and state tax payments paid on behalf of Mr. Frownfelter pursuant to terms of his employment agreement, $33,881 for taxable relocation expenses, an auto/financial planning/club dues allowance of $13,171, $4,198 for excess liability insurance, and $685 for executive life insurance paid by the company.
(15)	This amount includes an auto/financial planning/club dues allowance of $16,923, $2,237 for executive life insurance paid by the company, $1,522 for personal excess liability insurance paid by the company, and $19,800 in company 401(k) matching contributions.
(16)	This amount includes an auto allowance of $3,692, $1,522 for personal excess liability insurance paid by the company, $934 for executive life insurance paid by the company, and $6,400 in company 401(k) matching contributions.
(17)	This amount includes $1,246,080 for the purchase of 13,200 vested restricted shares, $802,083 in severance, $115,382 in accrued vacation, $1,296 in auto allowances, $991 for life insurance premiums paid, and $1,200 in company 401(k) contributions. The purchase amount for Mr. Potarazu’s vested restricted shares will be paid in five equal installments on February 15, 2006, August 15, 2006, February 15, 2007, August 15, 2007 and February 15, 2008. As of December 31, 2006, $1,869,120 remains payable and future payments are dependent on Mr. Potarazu’s compliance with non-competition and other restrictive covenants provided for in his separation agreement. Mr. Potarazu will receive total severance of $1,750,000 under his separation agreement, payable in 24 equal installments commencing on February 17, 2006. As of December 31, 2006, $947,917 remained payable.
(18)	This amount includes $758,410 for the purchase of 8,034 vested restricted shares, $586,667 in severance, $46,152 in accrued vacation, $1,080 in auto allowances, $1,161 for life insurance premiums paid, and $1,431 in company 401(k) contributions. The purchase amount for Mr. Mulloy’s vested restricted shares will be paid in five equal installments on February 15, 2006, August 15, 2006, February 15, 2007, August 15, 2007 and February 15, 2008. As of December 31, 2006, $1,137,614 remains payable and future payments are dependent on Mr. Mulloy’s compliance with non-competition and other restrictive covenants provided for in his separation agreement. Mr. Mulloy will receive total severance of $1,280,000 under his separation agreement payable in 24 equal installments commencing on February 17, 2006. As of December 31, 2006, $693,333 remained payable.

Employment Agreements

As of the closing of the Acquisition Transactions in January 2005, each of Messrs. David McGlade, Ramu Potarazu, and Kevin Mulloy entered into an employment agreement with Intelsat Holdings and/or one of its affiliates. In addition, Mr. Phillip L. Spector entered into an employment agreement dated as of January 31, 2005 with Intelsat Holdings and Intelsat, Ltd. On March 16, 2006, Intelsat, Ltd. and Intelsat Holdings entered into an employment agreement with Mr. Freimark. On May 18, 2006, Intelsat Holdings entered into an employment agreement with Mr. Frownfelter.

Pursuant to the employment agreements, Mr. McGlade serves as Chief Executive Officer of Intelsat, Ltd. Mr. Potarazu served as Chief Operating Officer of Intelsat until February 2006 and Mr. Mulloy served as President, Intelsat Global Service Corporation until January 2006. Mr. Spector serves as Executive Vice President and General Counsel for Intelsat. Mr. Freimark began employment with Intelsat effective as of March 23, 2006, and as of May 10, 2006, began serving as Intelsat’s Executive Vice President and Chief Financial Officer. Mr. Frownfelter continues employment (effective as of the completion of the PanAmSat Acquisition Transactions on July 3, 2006) with Intelsat Corporation as its President and Chief Operating Officer.

Details of the agreements for Messrs. McGlade, Spector, Freimark and Frownfelter appear below. Details for Messrs. Potazaru and Mulloy appear in the section of the tables dealing with severance compensation.

Employment Agreements with Messrs. McGlade and Spector

The employment agreements provide that each of the executives will be paid an annual base salary during the term, which will be reviewed for increase no less frequently than annually. The amount of the annual base salaries for Messrs. McGlade and Spector is currently $814,000 and $490,000, respectively. The employment agreements also provide that each of Messrs. McGlade and Spector will be eligible for an annual discretionary bonus with a maximum payment of 100% and 65%, respectively, of each executive’s respective annual base salary, based on meeting pre-established performance targets. A compensation committee of our board of directors (or the board of directors of the applicable subsidiary), in its sole discretion, may award an additional bonus to each executive of up to 50% of his annual base salary in the event of significant performance beyond pre-established performance targets.

Under the employment agreements, each of Messrs. McGlade and Spector received a grant of ordinary shares of Intelsat Holdings equal to approximately 1.8333% and .81%, respectively, of the outstanding ordinary shares of Intelsat Holdings, as of the closing of the Acquisition Transactions. The employment agreements provide that 40.9% of such shares vest over sixty months in equal monthly installments, with such installments having commenced on February 28, 2005, subject to the executive’s continued employment through each applicable vesting date. The vesting of these shares will accelerate in the event that the Investors (or other private equity investors) cease to own 40% of Intelsat Holdings. An additional 40.9% of the shares granted to the executives will vest if and when the Investors have received a “cumulative total return” (as defined in the employment agreements) between 2.5 and 3 times the amount invested by the Investors collectively during the period over which the cumulative total return is measured, if any, subject to the executive’s continued employment through the applicable vesting date. The remainder of the shares will vest (less any such percent of shares that have already vested) if and when the Investors have received a cumulative total return between 4 and 4.5 times the amount invested by the Investors, if any, subject to the executive’s continued employment through the applicable vesting date. If the cumulative total return goals have not been achieved by the eighth anniversary of closing, the performance shares will be forfeited.

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

In addition, upon a termination of either of the executives’ employment by his applicable employer without cause (or if we provide a notice of non-renewal) or by the executive for good reason, the time-vesting restricted shares will be forfeited unless such termination is within six months following a “change of control” (as defined in the agreement), in which case they will vest in full. Any restricted shares that vest based on performance goals will remain outstanding for 180 days and, if the performance goals are not then met, the shares will be forfeited unless the termination is within six months following certain corporate transactions with entities specified in the agreement, in which case the executive will have the opportunity to earn a portion of his performance shares pro rated through the executive’s date of termination.

Each of the employment agreements contains restrictive covenants providing that the executives will not disclose or otherwise use any confidential information concerning us or our businesses and, for a one-year period following termination of employment, will not compete with us and our affiliates and will not solicit our customers or employees.

Employment Agreement with Mr. Freimark

Mr. Freimark’s agreement has an initial term of one year, which will renew automatically for successive one-year periods unless a notice not to renew is provided by either party. The employment agreement provides that Mr. Freimark will be paid an annual base salary of $549,000 during the term, which will be reviewed for increase no less frequently than annually. The employment agreement also provides that Mr. Freimark will be eligible for an annual discretionary bonus with a maximum payment of 65% of his annual base salary, based on meeting pre-established performance targets, pro rated for the partial year 2006. A compensation committee of our board of directors (or the board of directors of the applicable affiliate), in its sole discretion, may award Mr. Freimark an additional bonus of up to 50% of his maximum bonus in the event of significant performance beyond pre-established performance targets. During the employment term, Mr. Freimark is generally eligible to participate in our and Intelsat Holdings’ employee benefit plans and programs and will receive certain perquisites, including the reimbursement of certain relocation expenses, as set forth in the employment agreement and amendments.

Under the employment agreement as amended on July 3, 2006, Mr. Freimark was awarded on April 1, 2006 a share-based compensation arrangement permitting him to purchase 77,537 Intelsat Holdings common shares. Such SCAs vest in equal monthly installments over sixty months commencing on the last day of the first full month following Mr. Freimark’s start date and subject to his continued employment through each applicable vesting date. Mr. Freimark received an award of an additional 7,121 SCAs on July 3, 2006 with the same vesting provisions (5% of which were vested as of the award date). The vesting of the SCAs will accelerate in the event that the Investors (or other private equity investors) cease to own 40% or more of Intelsat Holdings. Mr. Freimark purchased $1.5 million in value of Intelsat Holdings common shares. Any common shares held by Mr. Freimark pursuant to the preceding sentence or as a result of the exercise of SCAs may be repurchased by Intelsat Holdings, and any SCAs may be cancelled, at any time after his termination of employment. Purchased shares may be repurchased at fair market value. Shares issued as a result of the exercise of SCAs may be repurchased at either fair market value or the lesser of fair market value and the exercise price, depending upon the circumstances as defined in the agreement.

Except as described below, if Mr. Freimark’s employment is terminated without cause or if he resigns for good reason (as defined in the employment agreement), subject to his continued compliance with the restrictive covenants described below, he will be paid an amount equal to the sum of his annual base salary and maximum bonus amount, 50% of such amount to be paid six months after his termination and 50% to be paid in equal installments during the six months thereafter. Mr. Freimark will also be paid any earned but unpaid compensation. In addition, his unvested SCAs will be forfeited unless such termination is within six months following a change of control (as defined in the agreement), in which case they will vest in full. The employment agreement also provides that, during Mr. Freimark’s employment with Intelsat and for one year after his termination of employment, he will not compete with Intelsat or hire or attempt to hire any person who is or was in the previous year an employee of Intelsat.

Employment Agreement with Mr. Frownfelter

Mr. Frownfelter’s agreement has an initial term of one year, which will renew automatically for successive one-year periods unless a notice not to renew is provided by either party. The employment agreement provides that Mr. Frownfelter will be paid an annual base salary of $627,000 during the term, which will be reviewed for increase no less frequently than annually. The employment agreement also provides that Mr. Frownfelter will be eligible for an annual discretionary bonus with a maximum payment of 87.5% of his annual base salary, based on meeting pre-established performance targets, pro rated for the partial year 2006. A compensation committee of our board of directors (or the board of directors of the applicable affiliate), in its sole discretion, may award Mr. Frownfelter an additional bonus of up to 50% of his maximum bonus in the event of significant performance beyond pre-established performance targets. During the employment term, Mr. Frownfelter is generally eligible to participate in our and Intelsat Holdings’ employee benefit plans and programs and will receive certain perquisites, including the reimbursement of relocation expenses, set forth in the employment agreement.

Under the employment agreement, Mr. Frownfelter received on July 3, 2006 a grant of 109,405 SCAs, permitting him to purchase Intelsat Holdings common shares representing approximately 0.84% of the outstanding common shares of Intelsat Holdings, pro forma for all Intelsat Holdings common shares and options on common shares contemplated to be issued at or around the completion of the PanAmSat Acquisition Transactions and assuming repurchases of Intelsat Holdings common shares expected to be repurchased pursuant to agreements in effect as of the completion of the PanAmSat Acquisition Transactions. Such SCAs (the “new SCAs”) vest in equal monthly installments over sixty months commencing on the last day of the first full month following Mr. Frownfelter’s start date and subject to his continued employment through each applicable vesting date. The vesting of these time-vesting SCAs will accelerate one year after any event that causes the Investors (or other private equity investors) to cease to own 40% or more of Intelsat Holdings.

Mr. Frownfelter also rolled over options on common stock of PanAmSat Holdco having a value of $1.5 million into 6,881 SCAs on Intelsat Holdings common shares having the same aggregate in-the-money value. Such SCAs (the “rollover SCAs”) have the same terms and conditions (other than the number and type of shares and exercise price applicable thereto) as in effect prior to such conversion. The rollover SCAs also entitle Mr. Frownfelter to receive dividend payments with respect to that number of Intelsat Holdings common shares having a value equivalent to the in-the-money value of his rollover SCAs. Any such amount payable in respect of rollover SCAs that are not vested as of the date such dividend is payable will be held in escrow until such SCAs vest.

Any common shares held by Mr. Frownfelter as a result of the exercise of SCAs may be repurchased by Intelsat Holdings, and any SCAs may be cancelled, at any time after his termination of employment. Shares issued as a result of the exercise of SCAs may be repurchased at either fair market value or the lesser of fair market value and the exercise price, depending upon the circumstances as defined in the agreement.

Except as described below, if Mr. Frownfelter’s employment is terminated without cause or if he resigns for good reason (in either case as defined in the employment agreement), subject to his continued compliance with the restrictive covenants described below, he will be paid an amount equal to 200% (reduced by 8.33% for each month of the first twelve months following his start date and preceding his date of termination, if applicable) of the sum of his annual base salary and target annual bonus, 50% of such amount to be paid six months after his termination and 50% to be paid in equal installments during the six months thereafter. Mr. Frownfelter will also be paid any earned but unpaid compensation. In addition, his unvested rollover SCAs will vest, and his unvested new SCAs will be forfeited unless such termination is within six months following a change of control (as defined in the agreement), in which case they will vest in full. If Mr. Frownfelter’s employment is terminated without cause or if he resigns for good reason within six months following a change of control (as defined in the agreement), his severance amount will be paid in 12 equal monthly installments following his date of termination and the annual bonus portion of the severance calculation described above will instead be based on the highest of his target bonus in effect at termination, his target bonus paid in respect of the previous fiscal year or 87.5% of base salary.

In the event that federal and state tax under Section 4999 of the Code is imposed on any compensation or benefits received by Mr. Frownfelter that relate to his termination of employment by us without cause, by Mr. Frownfelter for good reason or as a result of his death or disability at any time prior to the second anniversary of the completion of the PanAmSat Acquisition Transactions (and solely to the extent such tax results from the completion of the PanAmSat Acquisition Transactions), or in the event that such tax is imposed on any compensation or benefits relating solely to the rollover options, Mr. Frownfelter will receive an additional payment such that he will be placed in the same after-tax position that he would have been in had no such tax been imposed.

Mr. Frownfelter’s employment agreement also provides that, during his employment with Intelsat and for one year after his termination of employment, he will not compete with Intelsat or hire or attempt to hire any person who is or was in the previous year an employee of Intelsat.

Grants of Plan-Based Awards Table

The following table sets forth certain information concerning the number and value of grants of stock plan-based awards to our Named Executive Officers during the year ended December 31, 2006.

Name	Grant Date	All Other SCA Awards: Number of Securities Underlying Options		Exercise or Base Price Per Share of SCA Awards			Grant Date Fair Value SCA Awards
Jeffrey Freimark	3/26/2006 7/3/2006	77,537 7,121		$ $	250 243		— —	(1) (1)

James Frownfelter	7/3/2006	109,405 6,881	(2)	$ $	243 25	(2)	— —	(1) (1)

Anita Beier	7/3/2006	6,512			$243		—	(1)

(1)	No grant date has been established under the provisions of SFAS 123R and accordingly, there is no fair value associated with the stock award. See Note 6 of our consolidated financial statements for additional information on our share based awards.
(2)	Represents rollover SCAs received by Mr. Frownfelter following his rollover of PanAmSat Holdco options into SCAs of Intelsat Holdings common shares having the same aggregate in-the-money value. Such SCAs (the “rollover SCAs”) have the same terms and conditions (other than the number and type of shares and exercise price applicable thereto) as in effect prior to such conversion. The rollover SCAs also entitle Mr. Frownfelter to receive dividend payments with respect to that number of Intelsat Holdings common shares having a value equivalent to the in-the-money value of his rollover SCAs. Any such amount payable in respect of rollover SCAs that are not vested as of the date such dividend is payable will be held in escrow until such SCAs vest.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning the number and value of any unexercised SCAs held by the Named Executive Officers at December 31, 2006. None of our Named Executive Officers exercised any SCAs during the year ended December 31, 2006. There was no public market for Intelsat Holdings’ common stock as of December 31, 2006.

Name	Number of Securities Underlying Unexercised SCAs Which Are Exercisable	Number of Securities Underlying Unexercised SCAs Which Are Unexercisable	SCA Exercise Price		SCA Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (1)
David McGlade	—	—		—	—	204,476	—

Jeffrey Freimark	11,628 1,070	65,909 6,051	$ $	250 243	3/26/2016 3/26/2016	— —	— —

James Frownfelter	9,115 —	100,290 6,881	$ $	243 25	7/3/2016 8/20/2014	— —	— —

Phillip Spector	—	—		—	—	90,343	—

Anita Beier	—	6,512		$243	7/3/2016	—	—

(1)

Any common shares held by employees as a result of the exercise of SCAs may be repurchased by Intelsat Holdings, and any outstanding but unexercised SCAs may be cancelled, at any time after termination of employment. Shares issued as a result of the exercise of SCAs may be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enable Intelsat Holdings to recover the shares without transferring any appreciation in value if the employee terminates voluntarily, for accounting purposes, the SCA is not deemed to be granted under SFAS 123R. Accordingly, there is no market value for vested or unvested SCAs. See Note 6 to our consolidated financial statements for additional information on our share based award. See the Benefits and Payments Upon Termination Table contained herein for an explanation of the value attributed to restricted shares.

SCA Exercises and Stock Vested

The following table sets forth certain information regarding the number of restricted shares issued under the 2005 Plan that vested in 2006 and corresponding amounts realized by the Named Executive Officers. No SCA awards were exercised during 2006 and no value was realized on vesting.

	Stock Awards
Name	Number of Shares Acquired on Vesting		Value Realized on Vesting
David McGlade	19,836	(1)		(2)
Phillip Spector	8,762	(1)		(2)
Ramu Potarazu	2,200	(1)(3)	—
Kevin Mulloy	730	(1)(4)	—

(1)	Represents restricted shares that vested during 2006 pursuant to terms of awards made under the 2005 Plan.
(2)	The last independent valuation of Intelsat Holdings’ common stock was performed at July 3, 2006, and based on this value, the value realized on vesting of time vesting restricted shares as of December 31, 2006 would be $4,820,148 and $2,129,166 for Messrs. McGlade and Spector, respectively.
(3)	Intelsat Holdings repurchased Mr. Potarazu’s vested restricted shares as part of his February 2006 separation agreement. See Summary Compensation Table.
(4)	Intelsat Holdings repurchased Mr. Mulloy’s vested restricted shares as part of his January 2006 separation agreement. See Summary Compensation Table.

Pension Benefits

The following table sets forth payments made to Named Executive Officers during 2006. Messrs. Potarazu and Mulloy elected to take lump sum distributions of their vested benefit in the Intelsat Retirement Plan and the Intelsat Restoration Plan upon their respective departures from the company. Mr. Potarazu also elected to take a lump sum distribution from the Supplemental Executive Retirement Plan. No other Named Executive Officers are participants in any of the above-named plans.

Name	Payments During Last Fiscal Year
Ramu Potarazu	$1,571,327	(1)(3)
Kevin Mulloy	$66,322	(2)(3)

(1)	Includes $632,599 from the Intelsat Retirement Plan, $821,047 from the Intelsat Restoration Plan, and $117,681 from the Supplemental Executive Retirement Plan.
(2)	Includes $41,295 from the Intelsat Retirement Plan and $25,027 from the Intelsat Restoration Plan.
(3)

The Intelsat Retirement Plan is a qualified defined benefit pension plan, the benefits under which are based on a participant’s years of service and base salary. The Intelsat Restoration Plan is a non-qualified plan which provides supplemental benefits to those individuals whose benefits under the Intelsat Retirement Plan are limited by salary and benefit limitations which are imposed by the Internal Revenue Code. The Supplemental Executive Retirement Plan is a non-qualified plan which provided additional benefits to certain executives based on average compensation and years of service, but accruals ceased under this plan in July 2001.

Nonqualified Deferred Compensation

PanAmSat Holdco maintained a nonqualified deferred compensation program for certain executive officers that was terminated as part of the PanAmSat Acquisition Transactions. Mr. Frownfelter was the only Named Executive Officer participating in the program, and his account balance was paid out by PanAmSat Holdco in 2006 following the completion of the PanAmSat Acquisition Transactions. No other deferred compensation programs are maintained for the company’s Named Executive Officers.

Name	Executive Contributions in 2006	Registrant Contributions in 2006		Aggregate Earnings in 2006	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2006
James Frownfelter (1)	—	$438	(2)	$95,266	$3,297,739	—

(1)	No amounts in this table have been reported by the company in prior years as compensation for Mr. Frownfelter; amounts would have been reportable by PanAmSat Opco prior to the PanAmSat acquisition.
(2)	Represents contributions made for the pay period immediately following the PanAmSat Acquisition Transactions.

Severance and Change of Control Arrangements

Upon termination of employment, the Named Executive Officers other than Ms. Beier may receive payments under their employment agreements, some of which are described in detail immediately following the Summary Compensation Table. The arrangements for Messrs. Mulloy and Potarazu are described immediately below.

If Ms. Beier’s employment is terminated within 18 months of the closing of the PanAmSat Acquisition Transactions, Ms. Beier will be entitled to a lump sum severance payment of nine months of her base salary, or $195,000. Thereafter, she will be eligible for six months of her base salary, or $130,000 as of December 31, 2006. Ms. Beier will also be eligible for outplacement services and health insurance through COBRA.

Benefits and Payments Upon Termination

The following is a table which shows, hypothetically, what each of the current Named Executive Officers would receive upon termination of employment under varying circumstances, assuming such termination occurred on December 31, 2006. However, this table does not take into account any performance-based restrictions on equity grants or vesting, except in the case of a change of control, as defined in applicable agreements, nor does it reflect all of the restrictions and other provisions of relevant employment contracts and the applicable Shareholders Agreement, described earlier. Thus, this table does not represent guarantees to any Named Executive Officer that he or she will receive the amounts set forth herein.

Name	Resignation Without Good Reason		Resignation With Good Reason or Involuntary Not for Cause Termination		Resignation With Good Reason or Involuntary Not For Cause Termination Following a Change in Control		Death or Disability		For Cause Termination
David McGlade
Salary and Accrued Vacation	$99,622	(1)	$99,622	(1)	$99,622	(1)	$99,622	(1)	$99,622	(1)
Severance	—		1,558,000	(2)	1,947,500	(3)	—		—
Time Vesting Shares—Vested	81,741	(4)	9,238,617	(5)	9,238,617	(5)	9,238,617	(5)	—
Time Vesting Shares—Unvested and Accelerated	—		—		14,862,123	(6)	—		—
Performance Shares—Remaining Outstanding	—		—	(7)	—	(7)	—	(7)	—
Performance Shares—Unvested and Accelerated	—		—		34,825,545	(8)	—		—

TOTAL	$181,363		$10,896,239		$60,973,407		$9,338,239		$99,622

Jeffrey Freimark
Salary and Accrued Vacation	$22,716	(1)	$22,716	(1)	$22,716	(1)	$22,716	(1)	$22,716	(1)
Severance	—		866,250	(9)	866,250	(10)	—		—
Time Vesting SCAs—Vested	—	(11)	—	(12)	—	(12)	—	(12)	—
Time Vesting SCAs—Unvested and Accelerated	—		—		—	(13)	—	(13)	—

TOTAL	$22,716		$888,966		$888,966		$22,716		$22,716

James Frownfelter
Salary and Accrued Vacation	$92,307	(1)	$92,307	(1)	$92,307	(1)	$92,307	(1)	$92,307	(1)
Severance	—		1,687,500	(14)	1,687,500	(15)	—		—
Time Vesting SCAs—Vested	—	(11)	—	(12)	—	(12)	—	(12)	—
Time Vesting SCAs—Unvested and Accelerated	—		—		1,500,058	(11)	1,500,058	(11)	—

TOTAL	$92,307		$1,779,807		$3,279,865		$1,592,365		$92,307

Name	Resignation Without Good Reason		Resignation With Good Reason or Involuntary Not for Cause Termination		Resignation With Good Reason or Involuntary Not For Cause Termination Following a Change in Control		Death or Disability		For Cause Termination
Phillip Spector
Salary and Accrued Vacation	$35,626	(1)	$35,626	(1)	$35,626	(1)	$35,626	(1)	$35,626	(1)
Severance	—		773,850	(9)	1,008,350	(10)	—		—
Time Vesting Shares—Vested	36,111	(4)	4,081,428	(5)	4,081,428	(5)	4,081,428	(5)	—
Time Vesting Shares—Unvested and Accelerated	—		—		6,566,832	(6)	—		—
Performance Shares—Remaining Outstanding	—		—	(7)	—	(7)	—	(7)	—
Performance Shares—Unvested and Accelerated	—		—		15,386,517	(8)	—		—

TOTAL	$71,737		$4,890,904		$27,078,753		$4,117,054		$35,626

Anita Beier
Salary and Accrued Vacation	$6,250	(1)	$6,250	(1)	$6,250	(1)	$6,250	(1)	$6,250	(1)
Severance	—		195,000	(16)	195,000	(16)	—		—
Time Vesting SCAs—Unvested and Accelerated	—		—		—	(13)	—	(13)	—

TOTAL	$6,250		$201,250		$201,250		$6,250		$6,250

(1)	Represents earned and unpaid compensation through date of termination, and is one week of pay as of December 31, 2006 based on our biweekly pay policy. Also includes accrued vacation as of December 31, 2006.
(2)	Payment equal to base salary plus maximum bonus of 100% of base pay, to be paid 50% on the first business day following the six-month anniversary of termination and in six equal monthly installments thereafter.
(3)	Payment equal to base salary plus the greater of maximum bonus of 100% of base pay, or the annual bonus paid for the year immediately preceding the year in which termination occurs.
(4)	Time vesting shares that are vested may be purchased at any time following termination of employment at a price per share equal to the fair market value of such share as determined on the date of the Acquisition Transactions based on the valuation as of such date ($2.15 per share).
(5)	Time vesting shares that are vested may be repurchased at any time during the two-year period following termination at a price per share equal to the fair market value of such share as determined on the date of the most recent independent valuation prior to termination ($243 per share, obtained in July 2006).
(6)	Any time vesting shares that are not vested at the date of termination will vest and be repurchased as described in footnote (4).
(7)	Unvested performance shares will remain outstanding and will vest pro rata through date of termination if the Investors receive a cumulative total return exceeding certain thresholds (as defined in the applicable employment agreement). If such cumulative return is not met prior to the eighth anniversary of the closing of the Acquisition Transactions, all such unvested performance vesting shares will be forfeited. Since the cumulative total return was not met as of December 31, 2006, no amounts are shown here.
(8)	If the Investors receive a cumulative total return exceeding certain thresholds (as defined in the applicable employment agreement), all performance shares will vest. Assuming cumulative total return goals are met on a change of control, this amount represents what would be paid as of December 31, 2006, based on the most recent independent valuation ($243 per share, obtained in July 2006).

(9)	Payment equal to base salary plus maximum bonus of 65% of base pay, to be paid 50% on the first business day following the six-month anniversary of termination and in six equal monthly installments thereafter.
(10)	Payment equal to base salary plus the greater of maximum bonus of 65% of base pay, or the annual bonus paid for the year immediately preceding the year in which termination occurs.
(11)	Time vesting SCAs that are vested and unexercised may be canceled (and vested shares resulting from the exercise of SCAs may be repurchased) at any time during the two-year period following termination. Payment on cancellation or repurchase will be based on a price per share equal to the lesser of the fair market value of such share as determined on the date of the most recent independent valuation prior to termination ($243 per share, obtained in July 2006), or the exercise price. Generally under this formula, no value would be transferred to the executive.
(12)	Time vesting SCAs that are vested and unexercised may be canceled (and vested shares resulting from the exercise of SCAs may be repurchased) at any time following termination. Payment on cancellation or repurchase will be based on a price per share equal to the fair market value of such share as determined on the date of the most recent independent valuation prior to termination ($243 per share, obtained in July 2006). As we have no obligation to cancel and/or repurchase, the executive has no right to any payments pursuant to this formula and thus no payment amounts are set forth in the table; there would be value transferred in the event we decided to cancel and/or repurchase.
(13)	Any time vesting SCAs that are not vested at the date of termination will vest. Cancellation and repurchase may be effected at any time following termination and payment will be made, all as provided in footnote 12. As we have no obligation to cancel and/or repurchase, the executive has no right to any payments pursuant to this formula and thus no payment amounts are set forth in the table; there would be value transferred in the event we decided to cancel and/or repurchase.
(14)	Payment equal to 150% of the combined total of base salary plus maximum bonus of 87.5% of base pay, to be paid 50% on the first business day following the six-month anniversary of termination and in six equal monthly installments thereafter.
(15)	Payment equal to 150% of the combined total of base salary plus maximum bonus of 87.5% of base pay, payable in twelve equal monthly installments.
(16)	Payment is equal to base salary payable in a lump sum at termination.

Agreement with Mr. Mulloy

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

Intelsat Holdings and Intelsat Global Service Corporation entered into a Separation Agreement and Release of Claims, referred to as the Mulloy Separation Agreement, with Mr. Mulloy on January 31, 2006. Under the terms of the Mulloy Separation Agreement, among other things, Mr. Mulloy was entitled to (i) a severance payment of $1,280,000, payable in 24 equal monthly installments commencing February 17, 2006, (ii) a lump sum payment of $46,152 in respect of his accrued but unused vacation, (iii) a lump sum payment of $180,000 equal to 50% of the maximum bonus for 2005 (including the additional bonus payable at the discretion of the Compensation Committee of Intelsat, Ltd.’s board) provided for in his Employment Agreement dated January 28, 2005, if and to the extent bonuses are paid to other senior executives, (iv) at his own expense, convert his executive life insurance policy into a personal policy and (v) certain outplacement services. In addition, on February 15, 2006, Intelsat Holdings repurchased all of the 11,420 shares of common equity of Intelsat Holdings that Mr. Mulloy purchased in January 2005 for a repurchase price of $2,695,120, as well as all of the remaining 8,034 vested shares of common equity of Intelsat Holdings held by Mr. Mulloy for a repurchase price of $1,896,024, for a total of $4,591,144. This amount was to be paid in five installments, with $918,228.80 paid in a lump sum on February 15, 2006, and the balance to be paid in equal installments of $918,228.80 on each of August 15, 2006, February 15, 2007, August 15, 2007 and February 15, 2008. Mr. Mulloy has forfeited all his rights to restricted shares of Intelsat Holdings. Mr. Mulloy agreed to release Intelsat Holdings, Intelsat Global

Service Corporation and certain other parties from claims in connection with his employment and separation from employment from Intelsat Global Service Corporation. Mr. Mulloy also agreed to extend the duration of certain non-competition and other restrictive covenants applicable to him pursuant to the terms of his employment agreement.

Agreement with Mr. Potarazu

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

Intelsat, Ltd. and Intelsat Holdings, Ltd. entered into a Separation Agreement and Release of Claims, referred to as the Potarazu Separation Agreement, with Mr. Potarazu on February 9, 2006. Under the terms of the Potarazu Separation Agreement, among other things, Mr. Potarazu was entitled to (i) a severance payment of $1,750,000, payable in 24 equal monthly installments commencing February 17, 2006, (ii) a lump sum payment of $115,382 in respect of his accrued but unused vacation, (iii) a lump sum payment of $281,250 equal to 50% of the maximum bonus for 2005 (including the additional bonus payable at the discretion of the Compensation Committee of Intelsat, Ltd.’s board) provided for in his Employment Agreement dated January 28, 2005, if and to the extent bonuses are paid to other senior executives, (iv) at his own expense, convert his executive life insurance policy into a personal policy, and (v) certain outplacement services. In addition, on February 15, 2006, Intelsat Holdings repurchased all the 15,227 shares of common equity of Intelsat Holdings that Mr. Potarazu purchased in January 2005 for a repurchase price of $3,593,572, as well as all of the remaining 13,200 vested shares of common equity of Intelsat Holdings held by Mr. Potarazu for a repurchase price of $3,115,200, for a total of $6,708,772. This amount was to be paid in five installments, with $1,341,754.40 paid in a lump sum on February 15, 2006, and the balance to be paid in equal installments of $1,341,754.40 on each of August 15, 2006, February 15, 2007, August 15, 2007 and February 15, 2008. Mr. Potarazu has forfeited all his rights to restricted shares of Intelsat Holdings. Mr. Potarazu has agreed to release Intelsat, Ltd., Intelsat Holdings and certain other parties from claims in connection with his employment and separation from employment from Intelsat, Ltd. Mr. Potarazu also agreed to extend the duration of certain non-competition and other restrictive covenants applicable to him pursuant to the terms of his employment agreement.

FTI Engagement Contract

On June 27, 2005, we entered into an engagement contract with FTI Palladium Partners, a division of FTI Consulting, Inc., a corporate finance consulting firm, pursuant to which it provides interim management services and advisory services to us. Our former acting chief financial officer, J. Robert Medlin, was employed by us under this agreement in 2005 and 2006. Mr. Medlin resigned as acting chief financial officer when Mr. Freimark was appointed our chief financial officer in May 2006. During the years ended December 31, 2005 and 2006, the company paid $2.6 million and $4.6 million, respectively, for services provided by FTI.

Director Compensation

We do not compensate our directors for their service on the board of directors or any committee of the board of directors. Non-executive members of the board are reimbursed for travel and other out-of-pocket expenses related to their board service pursuant to a monitoring fee agreement entered into with the Sponsors and related parties. For more information regarding the monitoring fee agreement, see Item 13—Certain Relationships and Related Transactions, and Director Independence—Related Party Transactions—Monitoring Fee Agreements and Transaction Fees. Mr. Joseph Wright, Jr. serves as chairman of the board of directors and Mr. Conny Kullman formerly served as chairman of the board of directors. Neither Mr. Wright nor Mr. Kullman is or was a Named Executive Officer. The terms of their employment agreements are set forth below.

Employment Agreement with Mr. Wright

Intelsat Holdings and Intelsat, Ltd. entered into an employment agreement with Mr. Wright on July 3, 2006, under which he began employment as Chairman of the Board of Directors. The agreement has a term of two years, with an option to extend for an additional year by mutual agreement. The employment agreement provides that Mr. Wright will be paid an annual base salary of $600,000 during the term, which will be reviewed for increase no less frequently than annually. The employment agreement also provides that Mr. Wright will be eligible for an annual discretionary bonus with a maximum payment of 100% of his annual base salary, based on meeting pre-established performance targets, which will be pro rated for the partial year 2006. During the employment term, Mr. Wright generally will be eligible to participate in our and Intelsat Holdings’ employee benefit plans and programs and will receive certain perquisites set forth in the employment agreement.

Under the employment agreement, Mr. Wright received on July 3, 2006 a grant of 54,702 SCAs, permitting him to purchase Intelsat Holdings common shares representing approximately 0.42% of the fully diluted common shares of Intelsat Holdings, pro forma for all Intelsat Holdings common shares and options on common shares contemplated to be issued at or around the completion of the PanAmSat Acquisition Transactions and assuming repurchases of Intelsat Holdings common shares expected to be repurchased pursuant to agreements in effect as of the completion of the PanAmSat Acquisition Transactions. Such SCAs (the “new SCAs”) will vest in equal monthly installments over twenty four months commencing on the last day of the first full month following Mr. Wright’s start date and subject to his continued employment through each applicable vesting date; provided, however, that if Mr. Wright’s employment terminates due to the expiration of his initial two-year employment period, all such unvested SCAs shall vest at the date of such termination and, subject to applicable transfer and other restrictions, any such unexercised SCA may be exercised at any time prior to the expiration of such SCA. The vesting of these time-vesting SCAs will accelerate one year after any event that causes the Investors (or other private equity investors) to cease to own 40% or more of Intelsat Holdings.

Mr. Wright also rolled over options on common stock of PanAmSat Holdco having a value of $2 million into 9,174 SCAs on Intelsat Holdings common shares, such shares having the same aggregate in-the-money value. Such SCAs (the “rollover SCAs”) will have the same terms and conditions (other than the number and type of shares and exercise price applicable thereto) as in effect prior to such conversion; provided, however, that if Mr. Wright’s employment terminates due to the expiration of his initial two-year employment period, all such unvested SCAs shall vest at the date of such termination. The rollover SCAs also entitle Mr. Wright to receive dividend payments with respect to that number of Intelsat Holdings common shares having a value equivalent to the in-the-money value of his rollover SCAs. Any such amount payable in respect of rollover SCAs that are not vested as of the date such dividend is payable will be held in escrow until such SCAs vest.

Any common shares held by Mr. Wright as a result of the exercise of SCAs may be repurchased by Intelsat Holdings, and any SCAs may be cancelled, at any time after his termination of employment. Shares issued as a result of the exercise of SCAs may be repurchased at either fair market value or the lesser of fair market value and the exercise price, depending upon the circumstances as defined in the agreement. Notwithstanding the foregoing, if Mr. Wright’s employment terminates due to the expiration of his initial two-year employment period, then neither common shares nor SCAs may be repurchased or cancelled.

Except as described below, if Mr. Wright’s employment is terminated without cause or if he resigns for good reason (in either case as defined in the employment agreement), subject to his continued compliance with the restrictive covenants described below, he will be paid an amount equal to 200% (reduced by 8.33% for each month of the first twelve months following his start date and preceding his date of termination, if applicable) of the sum of his annual base salary and target annual bonus, 50% of such amount to be paid six months after his termination and 50% to be paid in equal installments during the six months thereafter. Mr. Wright will also be paid any earned but unpaid compensation. In addition, his unvested rollover SCAs will vest, and his unvested new SCAs will be forfeited unless such termination is within six months following a change of control (as defined in the agreement), in which case they will vest in full. If Mr. Wright’s employment is terminated without cause or if he resigns for good reason within six months following a change of control (as defined in the agreement), his severance amount will be paid in 12 equal monthly installments following his date of termination and the annual bonus portion of the severance calculation described above will instead be based on the highest of his target bonus in effect at termination, his target bonus paid in respect of the previous fiscal year or 100% of base salary.

In the event that federal and state tax under Section 4999 of the Code is imposed on any compensation or benefits received by Mr. Wright that relate to his termination of employment by us without cause, by Mr. Wright for good reason or as a result of his death or disability at any time prior to the second anniversary of the completion of the PanAmSat Acquisition Transactions (and solely to the extent such tax results from the completion of the PanAmSat Acquisition Transactions), or in the event that such tax is imposed on any compensation or benefits relating solely to the rollover options, Mr. Wright will receive an additional payment such that he will be placed in the same after-tax position that he would have been in had no such tax been imposed.

Mr. Wright’s employment agreement also provides that, during his employment with Intelsat and for one year after his termination of employment, he will not compete with Intelsat or hire or attempt to hire any person who is or was in the previous year an employee of Intelsat.

Amendment to Employment Agreement with Mr. Kullman

On June 16, 2006, Intelsat, Ltd. and Intelsat Holdings, Ltd. entered into an amendment and acknowledgment with Mr. Kullman which amended the terms of Mr. Kullman’s employment agreement, dated January 28, 2005, with Intelsat Holdings, and Intelsat (Bermuda) Ltd., as amended on June 21, 2005. Under the terms of the amendment, among other things, Mr. Kullman resigned his position as Chairman of Intelsat, Ltd. and Intelsat Holdings on July 3, 2006, and resigned as director and from all employment with both companies as of August 31, 2006.

Pursuant to the amendment, the Intelsat Holdings restricted shares granted to Mr. Kullman pursuant to his employment agreement that had not vested in accordance with their terms on or prior to August 31, 2006 were forfeited. The amendment provided that Mr. Kullman received his base salary and certain employee benefits through August 31, 2006, but would not be eligible for an annual bonus during this period. Mr. Kullman also agreed to waive his right to severance payments under the employment agreement. Instead, he became entitled upon his resignation to the payments and benefits described below.

On August 31, 2006, Intelsat Holdings repurchased the Intelsat Holdings common shares and the vested restricted shares of Intelsat Holdings held by Mr. Kullman (a total of 60,343 shares) for the fair market value of such shares as of the date of the completion of the PanAmSat Acquisition Transactions. The purchase price will be paid to Mr. Kullman in six equal installments on August 31, 2006, 2007, 2008, 2009, 2010 and 2011, and such payments will be made pursuant to an unsecured promissory note executed in favor of Mr. Kullman. If private equity investors cease to hold at least 40% of the equity interests (measured by vote and value) of Intelsat Holdings, the purchase described above will be made in full on the later of the first anniversary of such event and January 28, 2008 (and installment payments as described above will continue to be made during the period prior to such full payment).

Upon Mr. Kullman’s resignation from all employment with Intelsat Holdings and its affiliates on August 31, 2006, he became entitled to (i) a lump sum payment of his benefits under the Intelsat Staff Retirement Plan and the Intelsat Restoration Plan, treating his resignation as a retirement for this purpose, (ii) his benefits under the supplemental executive retirement plan (to be paid six months after his resignation), (iii) a lump sum payment in respect of the deferred cash account provided for in the employment agreement, his accrued and unpaid base salary and his accrued and unused vacation and certain fringe benefits, (iv) reimbursement of his reasonable costs relating to his relocation from Bermuda to Switzerland and (v) participation in any retiree medical insurance plan for which he is otherwise eligible. Mr. Kullman will also be entitled to continue certain club memberships following his resignation, provided that he pays all annual dues.

Mr. Kullman also agreed to extend the duration of and clarify the terms of certain non-competition and other restrictive covenants applicable to him pursuant to the terms of the employment agreement.

Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis section above, referred to as the CD&A, with management and, based on this review and discussion, has recommended to our board of directors that the CD&A be included in this annual report.

Douglas Grissom (Chairman)

Andrew Africk

Richard Haight

Andrew Sillitoe

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Intelsat, Ltd. is 100% owned by Intelsat Holdings. Intelsat Holdings is currently owned by the Investors and certain members of our management and other designated employees.

The members of Intelsat, Ltd.’s board of directors nominated by each of the Investor groups may be deemed to beneficially own shares owned by the Investors in such Investor group. The following table and accompanying footnotes show information regarding the beneficial ownership of Intelsat Holdings’ common shares by:

•	each person known by us to beneficially own 5% or more of Intelsat Holdings’ outstanding common shares;

•	each of Intelsat Holdings’ and our directors;

•	each named executive officer and certain other executive officers; and

•	all directors and executive officers as a group.

The percentage of beneficial ownership set forth below is based on 12,489,407 Intelsat Holdings’ common shares issued and outstanding as of March 15, 2007. Intelsat Holdings’ common shares are comprised of 9,489,407 Class A common shares, 969,691 Class B common shares and 2,030,309 Class C common shares. All shares listed in the table below are Class A common shares, which are entitled to one vote per share, unless otherwise indicated in the notes thereto. Unless otherwise indicated, the address of each person named in the table below is or will be c/o Intelsat Holdings, Wellesley House North, 2nd Floor, 90 Pitts Bay Road, Pembroke HM 08, Bermuda.

Name of Beneficial Owner	Shares Beneficially Owned (1)	Percentage of Shares Beneficially Owned (2)
Funds advised by Apax Partners (3)	3,000,000	23.9%
Apollo Management V, LP (4)	3,000,000	23.9%
MDCP IV Global Investments LP (5)	2,997,670	23.9%
Funds advised by Permira (6)	3,000,000	23.9%
Andrew Africk (7)	3,000,000	23.9%
Douglas Grissom (8)	2,997,670	23.9%
Richard Haight (9)	3,000,000	23.9%
James Perry, Jr. (8)	2,997,670	23.9%
Alan Peyrat (10)	3,000,000	23.9%
Andrew Sillitoe (10)	3,000,000	23.9%
Aaron Stone (7)	3,000,000	23.9%
Nicola Volpi (9)	3,000,000	23.9%
David McGlade (11)	258,267	2.1%
Phillip Spector	*	*
Jeffrey Freimark (12)	*	*
Joseph Wright (13)	*	*
James Frownfelter (14)	*	*
Anita Beier (15)	*	*
Directors and Executive Officers as a Group (15 persons) (16)	12,445,907	99.2%

*	Represents beneficial ownership of less than one percent of common shares outstanding.
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
(3)

Represents (i) 1,500,089 Class C shares held by Apax WW Nominees Limited as nominee for Apax Europe V-A, L.P., (ii) 269,818 Class B shares held by Apax WW Nominees Limited as nominee for Apax Europe V-B, L.P., (iii) 153,396 Class B shares held by Apax WW Nominees Limited as nominee for Apax Europe V—C GmbH & Co. KG, (iv) 202,166 Class B shares held by Apax WW Nominees Limited as nominee for Apax Europe V—D, L.P., (v) 201,348 Class B shares held by Apax WW Nominees Limited as nominee for Apax Europe V—E, L.P., (vi) 35,419 Class B shares held by Apax WW Nominees Limited as nominee for Apax Europe V—F, C.V., (vii) 35,419 Class B shares held by Apax WW Nominees Limited as nominee for Apax Europe V—G, C.V., (viii) 1,145 Class B shares held by Apax WW Nominees Limited as nominee for Apax Europe V—1, L.P., (ix) 1,200 Class B shares held by Apax WW Nominees Limited as nominee for Apax Europe V—2, L.P., (x) 512,700 Class C shares held by Apax Excelsior VI, L.P., (xi) 41,880 Class B shares held by Apax Excelsior VI-A, C.V., (xii) 27,900 Class B shares held by Apax Excelsior VI-B, C.V., and (xiii) 17,520 Class C shares held by Patricof Private Investment Club III, L.P. (items (i) through (xiii) collectively referred to as the “Apax Funds”). The address of Apax WW Nominees Limited is 15 Portland Place, London WIB 1PT, United Kingdom. The address of Apax Excelsior VI, L.P., Apax Excelsior VI-A, C.V., Apax Excelsior VI-B, C.V., and Patricof Private Investment Club III, L.P. is 153 East 53rd Street, New York, New York 10022, United States of America. The address of Apax Europe V-A, L.P., Apax Europe V-B, L.P., Apax Europe V-C GmbH & Co KG, Apax Europe V-D, L.P., Apax Europe V-E, L.P., Apax Europe V-F, C.V., Apax Europe V-G, C.V., Apax Europe V-1, L.P. and Apax Europe V-2, L.P. is 1 Marchant Street, St. Peter Port, Guernsey, Channel Islands.

(4)	Represents shares of common stock held by AIF V Euro Holdings, L.P. an investment partnership affiliated with Apollo Management V, L.P. The address of each of these entities is c/o Apollo Management V, L.P., 9 West 57th Street, New York, NY 10019.
(5)	Represents shares of common stock held by MDCP IV Global Investments LP. MDP IV Global GP, LP is the sole general partner of MDCP IV Global Investments LP and may therefore be deemed the beneficial owner of such shares. MDP Global Investors Limited is the sole general partner of MDP IV Global GP, LP and may therefore be deemed the beneficial owner of such shares. Members of MDP Global Investors Limited have the right to vote and dispose of the shares held by MDP Global Investors Limited. The address for all of these persons is c/o Madison Dearborn Partners, Three First National Plaza, Suite 3800, Chicago, Illinois 60602.
(6)	Represents (i) 746,494 shares held by Permira Europe III G.P. Limited, as general partner of Permira Europe III G.P. L.P., as general partner of Permira III L.P.1, (ii) 2,153,886 shares held by Permira Europe III G.P. Limited, as general partner of Permira III G.P. L.P., as general partner of Permira Europe III L.P.2, (iii) 28,192 shares held by Permira Europe III G.P. Limited, as general partner of Permira Europe III G.P. L.P., as managing limited partner of Permira Europe III GmbH & Co. KG (iv) 18,238 shares held by Permira Europe III G.P. Limited, as administrator of Permira Europe III Co-Investment Scheme, and (v) 53,190 shares held by Permira Nominees Limited, as nominee for Permira Investments Limited. The address of Permira III G.P. Limited, Permira Europe III G.P. L.P., Permira Europe III L.P.1, Permira Europe III L.P.2, Permira Nominees Limited, Permira Investments Limited and Permira Europe III Co-Investment Scheme is Trafalgar Court, Les Banques, St Peter Port, Guernsey, Channel Islands, GY1 3QL. The address of Permira Europe III GmbH & Co. KG is Kardinal—Faulhaber—Strasse 10, Funf Hofe, 80333 Munich, Germany.
(7)

Includes shares of common stock held by AIF V Euro Holdings, L.P. an investment partnership affiliated with Apollo Management V, L.P. Andrew D. Africk is interested in certain of the shares held by AIF V

Euro Holdings, L.P. by virtue of being a Senior Partner of Apollo Advisors L.P. an affiliate of Apollo Management V, L.P. Aaron Stone is interested in certain of the shares held by AIF V Euro Holdings, L.P. by virtue of being a partner of Apollo Advisors L.P. an affiliate of Apollo Management V, L.P. Each of Messrs. Africk and Stone disclaims beneficial ownership in the shares held by these entities except to the extent of his pecuniary interest. The address of each of these entities and of Messrs. Africk and Stone is c/o Apollo Management V, L.P., 9 West 57th Street, New York, NY 10019.

(8)	Includes shares of common stock held by MDCP IV Global Investments LP. Mr. Grissom is interested in certain of the shares held by MDCP IV Global Investments LP by virtue of being a limited partner of MDP IV Global GP, LP. Mr. Perry is interested in certain of the shares held by MDCP IV Global Investments LP by virtue of being a member of MDP Global Investors Limited and a limited partner of MDP IV Global GP, LP. Each of Messrs. Grissom and Perry disclaims beneficial ownership in the shares held by these entities except to the extent of his pecuniary interest. The address for all of these persons is c/o Madison Dearborn Partners, Three First National Plaza, Suite 3800, Chicago, Illinois 60602.
(9)	Includes (i) 746,494 shares held by Permira Europe III G.P. Limited, as general partner of Permira Europe III G.P. L.P., as general partner of Permira III L.P.1, (ii) 2,153,886 shares held by Permira Europe III G.P. Limited, as general partner of Permira III G.P. L.P., as general partner of Permira Europe III L.P.2, (iii) 28,192 shares held by Permira Europe III G.P. Limited, as general partner of Permira Europe III G.P. L.P., as managing limited partner of Permira Europe III GmbH & Co. KG (iv) 18,238 shares held by Permira Europe III G.P. Limited, as administrator of Permira Europe III Co-Investment Scheme, and (v) 53,190 shares held by Permira Nominees Limited, as nominee for Permira Investments Limited. Mr. Haight is interested in certain of the shares held by funds advised by Permira by virtue of being (i) a participant in the Permira Europe III Co-investment Scheme; (ii) a limited partner in Permira Europe III G.P. L.P., (iii) interested in certain of the shares held by Permira Nominees Limited, as nominee for Permira Investments Limited. Mr. Haight disclaims beneficial ownership in the shares held by the funds advised by Permira except to the extent of his pecuniary interest. Mr. Volpi is interested in certain of the shares held by funds advised by Permira by virtue of being (i) a limited partner in a limited partner in Permira Europe III G.P. L.P., (ii) interested in certain of the shares held by Permira Nominees Limited, as nominee for Permira Investments Limited. Mr. Volpi disclaims beneficial ownership in the shares held by the funds advised by Permira except to the extent of his pecuniary interest. The address of Permira Europe III G.P. Limited, Permira Europe III G.P. L.P., Permira Europe III L.P.1, Permira Europe III L.P.2, Permira Nominees Limited, Permira Investments Limited and Permira Europe III Co-Investment Scheme is Trafalgar Court, Les Banques, St Peter Port, Guernsey, Channel Islands GY1 3QL. The address of Permira Europe III GmbH & Co. KG is Kardinal—Faulhaber—Strasse 10, Funf Hofe, 80333 Munich, Germany.
(10)

Includes beneficial ownership of (i) 1,500,089 Class C shares held by Apax WW Nominees Limited as nominee for Apax Europe V-A, L.P., (ii) 269,818 Class B shares held by Apax WW Nominees Limited as nominee for Apax Europe V-B, L.P., (iii) 153,396 Class B shares held by Apax WW Nominees Limited as nominee for Apax Europe V—C GmbH & Co. KG, (iv) 202,166 Class B shares held by Apax WW Nominees Limited as nominee for Apax Europe V—D, L.P., (v) 201,348 Class B shares held by Apax WW Nominees Limited as nominee for Apax Europe V—E, L.P., (vi) 35,419 Class B shares held by Apax WW Nominees Limited as nominee for Apax Europe V—F, C.V., (vii) 35,419 Class B shares held by Apax WW Nominees Limited as nominee for Apax Europe V—G, C.V., (viii) 1,145 Class B shares held by Apax WW Nominees Limited as nominee for Apax Europe V—1, L.P., (ix) 1,200 Class B shares held by Apax WW Nominees Limited as nominee for Apax Europe V—2, L.P., (x) 512,700 Class C shares held by Apax Excelsior VI, L.P., (xi) 41,880 Class B shares held by Apax Excelsior VI-A, C.V., (xii) 27,900 Class B shares held by Apax Excelsior VI-B, C.V., and (xiii) 17,520 Class C shares held by Patricof Private Investment Club III, L.P. (items (i) through (xiii) collectively referred to as the “Apax Funds”). Alan Peyrat (a director of Intelsat Holdings, Ltd.) is interested in certain of the Apax Funds by virtue of being a Principal of Apax Partners, L.P., a subadviser to the Apax Funds. Andrew Sillitoe is interested in certain of the Apax Funds by virtue of being a Partner of Apax Partners Worldwide LLP, a subadviser to the Apax Funds. Each of Messrs. Peyrat and Sillitoe disclaims beneficial ownership in the shares of common stock held by the Apax Funds except to the extent of his pecuniary interest. The address of Apax WW Nominees Limited is 15 Portland Place, London WIB 1PT, United Kingdom. The address of Apax Excelsior VI, L.P., Apax

Excelsior VI-A, C.V., Apax Excelsior VI-B, C.V. and Patricof Private Investment Club III, L.P. is 153 East 53rd Street, New York, New York 10022, United States of America. The address of Apax Europe V-A, L.P., Apax Europe V-B, L.P., Apax Europe V-C GmbH & Co KG, Apax Europe V-D, L.P., Apax Europe V-E, L.P., Apax Europe V-F, C.V., Apax Europe V-G, C.V., Apax Europe V-1, L.P. and Apax Europe V-2, L.P. is 1 Marchant Street, St. Peter Port, Guernsey, Channel Islands. The address of Mr. Peyrat is c/o Apax Partners, L.P., 153 East 53rd Street, New York, NY 10022, United States of America. The address for Mr. Sillitoe is c/o Apax Partners Worldwide LLP, 15 Portland Place, London W1B 1PT, United Kingdom.

(11)	Mr. McGlade exercises voting power over these shares, a portion of which are subject to vesting and other restrictions described in Item 11—Executive Compensation—Compensation Discussion and Analysis.
(12)	Mr. Freimark holds share-based compensation arrangements entitling him to purchase 18,342 Class A shares that are exercisable within 60 days of March 15, 2007 under his applicable vesting schedule. See Item 11—Executive Compensation—Compensation Discussion and Analysis.
(13)	Mr. Wright holds share-based compensation arrangements entitling him to purchase 20,511 Class A shares that are exercisable within 60 days of March 15, 2007 under his applicable vesting schedule. See Item 11—Executive Compensation—Compensation Discussion and Analysis.
(14)	Mr. Frownfelter holds share-based compensation arrangements entitling him to purchase 16,407 Class A shares that are exercisable within 60 days of March 15, 2007 under his applicable vesting schedule. See Item 11—Executive Compensation—Compensation Discussion and Analysis.
(15)	Ms. Beier holds share-based compensation arrangements entitling her to purchase 978 Class A shares that are exercisable within 60 days of March 15, 2007 under her applicable vesting schedule. See Item 11—Executive Compensation—Compensation Discussion and Analysis.
(16)	Directors and executive officers as a group hold share-based compensation arrangements entitling them to purchase 57,025 Class A shares that are exercisable within 60 days of March 15, 2007 under applicable vesting schedules.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Monitoring Fee Agreements and Transaction Fees

In connection with the closing of the Acquisition Transactions, Intelsat Bermuda entered into a monitoring fee agreement (the “2005 MFA”) with Intelsat Holdings and the Sponsors, or affiliates of, or entities advised by, designated by or associated with, the Sponsors, as the case may be (collectively, the “2005 MFA parties”), pursuant to which the 2005 MFA parties provide certain monitoring, advisory and consulting services to Intelsat. Pursuant to the 2005 MFA, Intelsat Sub Holdco is obligated to pay an annual fee equal to the greater of $6.25 million and 1.25% of adjusted EBITDA as defined in indentures governing the acquisition finance notes, and to reimburse the 2005 MFA parties for their out-of-pocket expenses. Intelsat Sub Holdco also agreed to indemnify the 2005 MFA parties and their directors, officers, employees, agents and representatives for losses relating to the services contemplated by the 2005 MFA and the engagement of the 2005 MFA parties pursuant to, and the performance by them of the services contemplated by, the 2005 MFA. To the extent permitted by the agreements and indentures governing indebtedness of Intelsat Sub Holdco and its subsidiaries, on a change of control or qualified initial public offering as defined in the 2005 MFA, the Sponsors may at their option receive, in lieu of the annual fee, a lump sum payment equal to the then present value of all then current and future monitoring fees payable, based on certain assumptions, including a termination date of January 28, 2017. Intelsat recorded expense for services associated with the 2005 MFA of approximately $9.5 million during the period January 1, 2005 to January 31, 2005, approximately $12.0 million during the period February 1, 2005 to December 31, 2005 and approximately $11.4 million during the year ended December 31, 2006.

As payment for certain structuring and advisory services rendered, Intelsat paid an aggregate transaction and advisory fee of $50 million to the 2005 MFA parties upon the closing of the Acquisition Transactions. On May 13, 2005, the 2005 MFA parties waived a portion of the annual fee they were entitled to receive under the 2005 MFA with respect to fiscal year 2004.

In connection with the closing of the PanAmSat Acquisition Transactions, Intelsat Bermuda entered into a monitoring fee agreement (the “2006 MFA”), with the Sponsors, or affiliates of, or entities advised by, designated by or associated with, the Sponsors, as the case may be, referred to collectively as the 2006 MFA parties, pursuant to which the 2006 MFA parties provide certain monitoring, advisory and consulting services with respect to Intelsat Bermuda, PanAmSat Holdco and their respective subsidiaries. Pursuant to the 2006 MFA, an annual fee equal to the greater of $6.25 million and 1.25% of Intelsat Corp Adjusted EBITDA (as defined in the indenture governing the Intelsat Corp 9% Notes due 2016) will be paid, and Intelsat Bermuda will reimburse the 2006 MFA parties for their out-of-pocket expenses. Intelsat Bermuda also agreed to indemnify the 2006 MFA parties and their directors, officers, employees, agents and representatives for losses relating to the services contemplated by the 2006 MFA and the engagement of the 2006 MFA parties pursuant to, and the performance by them of the services contemplated by, the 2006 MFA. To the extent permitted by the agreements and indentures governing indebtedness of Intelsat Bermuda, PanAmSat Holdco and their respective subsidiaries, upon a change of control or qualified initial public offering as defined in the 2006 MFA, the 2006 MFA parties may at their option receive, in lieu of the annual fee, a lump sum payment equal to the then present value of all then current and future monitoring fees payable, based on certain assumptions, including a termination date which will be the earlier of (i) the twelfth anniversary of the date of the closing of the PanAmSat Acquisition Transactions, (ii) such time as the Sponsors and their affiliates own less than 5% of the beneficial economic interest of Intelsat Holdings and (iii) such earlier date as the 2006 MFA parties and PanAmSat Holdco may mutually agree upon. Intelsat recorded expense for services associated with the 2006 MFA of approximately $6.3 million during the year ended December 31, 2006.

In addition, as payment for certain structuring and advisory services rendered, Intelsat Bermuda paid an aggregate transaction and advisory fee of $40.0 million to the 2006 MFA parties, upon the closing of the PanAmSat Acquisition Transactions.

Share-Based Compensation Related to the PanAmSat Acquisition Transactions

In connection with and since the closing of the PanAmSat Acquisition Transactions, Intelsat Holdings entered into share-based compensation arrangements under its existing 2005 Share Incentive Plan with certain directors, officers and key employees of Intelsat, PanAmSat and their respective subsidiaries. In the aggregate these arrangements provided for the issuance of approximately 3.9% of the voting equity of Intelsat Holdings outstanding as of December 31, 2006. See Item 11—Executive Compensation.

Stock Options and Restricted Stock Issuances Related to the PanAmSat Acquisition Transactions

In connection with the closing of the PanAmSat Acquisition Transactions, Mr. Joseph Wright, Jr., Chairman of the Board of Directors of Intelsat, Ltd., and Mr. James Frownfelter, Chief Operating Officer of Intelsat Corporation, both former executive officers of PanAmSat Opco, received cash payments in respect of outstanding PanAmSat Holdco common stock, deferred stock units and certain stock options and rolled over the balance of their PanAmSat Holdco stock options into share-based compensation arrangements permitting the purchase of a specified number of Intelsat Holdings common shares. See Item 11—Executive Compensation.

Other Related Party Transactions

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

Shareholders Agreement

In connection with the Acquisition Transactions, the shareholders of Intelsat Holdings, including each of the Investors and certain members of Intelsat’s management entered into a shareholders agreement relating to Intelsat Holdings, and Intelsat Holdings adopted bye-laws implementing this agreement. The shareholders agreement and these bye-laws are referred to as the Governing Documents. The Governing Documents, among other things, (1) provide for the governance of Intelsat Holdings and its subsidiaries, (2) provide specific rights to and limitations upon the holders of Intelsat Holdings’ share capital with respect to shares held by such holders, such as tag-along and drag along rights, and (3) provide specific rights and limitations with respect to sales of shares of Intelsat Holdings, such as transfer restrictions, registration rights and other rights relating to certain liquidity events. The parties to the shareholders’ agreement hold 100% of the share capital of Intelsat Holdings.

Sponsor Investment

In April 2005, SkyTerra, an affiliate of Apollo, one of the Sponsors, indirectly acquired 50% of the Class A units of Hughes Network Systems, LLC, referred to as HNS, one of our largest corporate network services customers. On December 31, 2005, Hughes Communications, Inc. acquired these Class A units pursuant to a separation agreement under which SkyTerra contributed to Hughes Communications certain of SkyTerra’s assets and liabilities, including the 50% Class A membership interest in HNS owned at that time by SkyTerra. On January 1, 2006, Hughes Communications acquired the remaining 50% of HNS Class A membership interests. On February 21, 2006, SkyTerra and Hughes Communications separated into two publicly owned companies when SkyTerra, which then owned all of the outstanding shares of Hughes Communications common stock, distributed those shares to each holder of SkyTerra’s common, non-voting common and preferred stock and its Series 1-A and 2-A warrants. As a result of the distribution, Apollo, the controlling stockholder of SkyTerra, became the controlling stockholder of Hughes Communications. Messrs. Africk and Stone, two members of our board of directors, serve on the board of directors of Hughes Communications, Inc. and the board of managers of HNS.

The company recorded approximately $1.9 million, $22.7 million and $76.3 million of revenue from HNS during the predecessor period January 1, 2005 to January 31, 2005, the successor period February 1, 2005 to December 31, 2005 and the year ended December 31, 2006, respectively for satellite capacity and other services. The receivable outstanding for satellite capacity and other serivces provided to HNS as of December 31, 2005 and 2006 was approximately $2.5 million and $13.5 million, respectively.

FTI Engagement Contract

On June 27, 2005, Intelsat entered into an engagement contract with FTI Palladium Partners, a division of FTI Consulting, Inc., a corporate finance consulting firm, pursuant to which it provides interim management services and advisory services to us. Our former Acting Chief Financial Officer, J. Robert Medlin, was employed by us under this agreement. During the years ended December 31, 2005 and 2006, the company paid $2.6 million and $4.6 million, respectively, for services provided by FTI. See Item 11—Executive Compensation—Compensation Discussion and Analysis—FTI Engagement Contract.

Minority Investment in WildBlue Communications, Inc.

In 2003, Intelsat purchased approximately 30% of WildBlue, a company offering broadband Internet access services in the continental United States via satellite, for $58 million. In connection with this investment, we agreed to purchase 50% of any shares sold by one of the other minority investors, at the investor’s option, up to a maximum purchase price of $5.0 million. This purchase agreement remains in effect until April 20, 2007. Two of our executive officers are directors of WildBlue. Intelsat has also entered into agreements pursuant to which we provide services to WildBlue, including consulting services relating to earth station construction.

Other Relationships

We utilize the consulting and lobbying services of R. Thompson & Co., which is owned by Robert J. Thompson, Chairman of Jefferson Consulting Group. Mr. Wright, Chairman of the Board of Intelsat, Ltd., owns a minority interest in Jefferson Consulting Group. Mr. Wright does not have any ownership or financial interest directly or indirectly in R. Thompson & Co. During 2006, we paid $20,289 in expenses for services provided by R. Thompson & Co. Mr. Wright disclaims any interest in the payments for such services.

Review and Approval of Related Party Transactions

We review all relationships and transactions in which the company and our board of directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. The company’s legal staff is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether the company or a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to the company or a related person are disclosed in the company’s Annual Report on Form 10-K. Our audit committee charter also provides for the review of related party transactions by our audit committee.

In addition, we and our board of directors follow the requirements set forth in the transactions with affiliates covenant contained in our indentures and credit agreements. In summary, these agreements provide that we will not, and we will not permit any of our restricted subsidiaries to, directly or indirectly, make any payment to, or sell, lease, transfer or otherwise dispose of any of our properties or asset to, or purchase any property or assets from, or enter into or make or amend any transaction or series of transactions, contract, agreement, understanding, loan, advance or guarantee with or for the benefit of, any affiliate (as defined in the agreements) involving aggregate consideration in excess of specified thresholds, unless we determine that the terms of such transaction are not materially less favorable to such company than those that could have been obtained in a comparable transaction by such company with an unrelated person and that the terms of such transaction are substantially as favorable to such company as it would obtain in a comparable arm’s-length transaction with a person that is not an affiliate, subject to certain exceptions specified in such agreements. Copies of our indentures and credit agreements are on file with the SEC as exhibits to our periodic filings.

Item 14.	Principal Accountant Fees and Services

Audit Fees

Our audit fees for 2006 were $4.7 million and for 2005 were $3.0 million.

Audit-Related Fees

Our 2006 audit-related fees included agreed-upon procedures related to our most favored customer, or MFC, contractual obligations entered into at privatization. Our 2005 audit-related fees included services performed for audits of employee benefit plans, accounting research associated with proposed transactions, and agreed-upon procedures related to our MFC contractual obligations entered into at privatization. Our audit-related fees for 2006 were $18 thousand and our audit-related fees for 2005 were $160 thousand.

Tax Fees

We had no tax fees in 2006 and our tax fees for 2005 were $60 thousand. Our tax fees during 2005 related to the preparation or review of U.S. federal, state and foreign statutory tax returns, miscellaneous research related to these tax returns, and tax advisory services for international tax planning.

All Other Fees

None.

Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC requirements regarding auditor independence, the audit committee has adopted a policy to pre-approve services prior to commencement of the specified service. Under the policy, the audit committee must pre-approve the provision of services by our principal auditor. The requests for pre-approval are submitted to the audit committee, or a designated member of the audit committee, by the Chief Financial Officer or the Controller of Intelsat, and the audit committee chairman executes engagement letters from the principal auditor following approval by audit committee members, or the designated member of the audit committee. All services performed by KPMG LLP during 2006 were pre-approved by the audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are included in this Annual Report on Form 10-K:

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2005 and 2006	F-2

Consolidated Statements of Operations for the Year Ended December 31, 2004, for the period January 1, 2005 to January 31, 2005 (predecessor entity), for the period February 1, 2005 to December 31, 2005 (successor entity) and for the Year Ended December 31, 2006

F-3

Consolidated Statements of Changes in Shareholder’s Equity (Deficit) for the Year Ended December 31, 2004, for the period January 1, 2005 to January 31, 2005 (predecessor entity), for the period February 1, 2005 to December 31, 2005 (successor entity) and for the Year Ended December 31, 2006

F-4

Consolidated Statements of Cash Flows for the Year Ended December 31, 2004, for the period January 1, 2005 to January 31, 2005 (predecessor entity), for the period February 1, 2005 to December 31, 2005 (successor entity) and for the Year Ended December 31, 2006

F-5
Notes to Consolidated Financial Statements	F-7

(a)(2) The following financial statement schedule is included in this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts for the Year Ended December 31, 2004, for the period January 1, 2005 to January 31, 2005 (predecessor entity), for the period February 1, 2005 to December 31, 2005 (successor entity) and for the Year Ended December 31, 2006

S-1

(a)(3) List of Exhibits: The exhibits filed as part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT, LTD.

By	/s/ DAVID MCGLADE
David McGlade
Chief Executive Officer

Date: April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID MCGLADE David McGlade	Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2007

/s/ JEFFREY FREIMARK Jeffrey Freimark	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 2, 2007

/s/ ANITA BEIER Anita Beier	Senior Vice President and Controller, Intelsat Corporation (Principal Accounting Officer)	April 2, 2007

/s/ JOSEPH WRIGHT Joseph Wright	Chairman and Director	April 2, 2007

/s/ ANDREW AFRICK Andrew Africk	Director	April 2, 2007

/s/ DOUGLAS GRISSOM Douglas Grissom	Director	April 2, 2007

/s/ RICHARD HAIGHT Richard Haight	Director	April 2, 2007

/s/ JAMES PERRY, JR. James Perry, Jr.	Director	April 2, 2007

/s/ ALAN PEYRAT Alan Peyrat	Director	April 2, 2007

/s/ ANDREW SILLITOE Andrew Sillitoe	Director	April 2, 2007

/s/ AARON STONE Aaron Stone	Director	April 2, 2007

/s/ NICOLA VOLPI Nicola Volpi	Director	April 2, 2007

Intelsat, Ltd.

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2005 and 2006	F-2

Consolidated Statements of Operations for the Year Ended December 31, 2004, for the period January 1, 2005 to January 31, 2005 (predecessor entity), for the period February 1, 2005 to December 31, 2005 (successor entity) and for the Year Ended December 31, 2006

F-3

Consolidated Statements of Changes in Shareholder’s Equity (Deficit) for the Year Ended December 31, 2004, for the period January 1, 2005 to January 31, 2005 (predecessor entity), for the period February 1, 2005 to December 31, 2005 (successor entity) and for the Year Ended December 31, 2006

F-4

Consolidated Statements of Cash Flows for the Year Ended December 31, 2004, for the period January 1, 2005 to January 31, 2005 (predecessor entity), for the period February 1, 2005 to December 31, 2005 (successor entity) and for the Year Ended December 31, 2006

F-5
Notes to Consolidated Financial Statements	F-7

Schedule II—Valuation and Qualifying Accounts for the Year Ended December 31, 2004, for the period January 1, 2005 to January 31, 2005 (predecessor entity), for the period February 1, 2005 to December 31, 2005 (successor entity) and for the Year Ended December 31, 2006

S-1

Report of Independent Registered Public Accounting Firm

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelsat as of December 31, 2005 and 2006, and the results of their operations and their cash flows for the year ended December 31, 2004, for the period January 1, 2005 to January 31, 2005 (predecessor entity), for the period February 1, 2005 to December 31, 2005 (successor entity), and for the year ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the company adopted SEC Staff Accounting Bulletin No. 108, Considering the effects of Prior Year Misstatements in the Current Year Financial Statements, as of January 1, 2006.

/s/  KPMG LLP

McLean, Virginia

April 1, 2007

INTELSAT, LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31, 2005	As of December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$360,070	$583,656
Receivables, net of allowance of $26,342 in 2005 and $29,946 in 2006	203,452	301,018
Deferred income taxes	10,752	42,403
Tax indemnification receivable	—	34,009
Prepaid expenses and other current assets	—	22,874

Total current assets	574,274	983,960
Satellites and other property and equipment, net	3,327,341	4,729,135
Goodwill	111,388	3,908,032
Non-amortizable intangible assets	560,000	1,676,600
Amortizable intangible assets, net	493,263	785,004
Other assets	228,178	318,677

Total assets	$5,294,444	$12,401,408

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$138,003	$142,278
Taxes payable	34,736	72,547
Employee related liabilities	34,447	71,267
Customer advances for satellite construction	—	41,543
Accrued interest payable	125,721	243,918
Current portion of long-term debt	11,097	69,817
Deferred satellite performance incentives	7,418	18,374
Other current liabilities	30,143	105,025

Total current liabilities	381,565	764,769
Long-term debt, net of current portion	4,790,016	11,209,798
Deferred satellite performance incentives, net of current portion	36,027	132,449
Long-term deferred revenue	157,580	148,867
Deferred income taxes	13,571	460,207
Accrued retirement benefits	107,778	98,573
Other long-term liabilities	14,172	128,086

Total liabilities	5,500,709	12,942,749

Shareholder’s deficit:
Ordinary shares, 12,000 shares authorized, issued and outstanding	12	12
Paid-in capital	9,104	29,746
Accumulated deficit	(215,558)	(571,174)
Accumulated other comprehensive income	177	75

Total shareholder’s deficit	(206,265)	(541,341)

Total liabilities and shareholder’s deficit	$5,294,444	$12,401,408

See accompanying notes to consolidated financial statements.

INTELSAT, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity		Successor Entity
	Year Ended December 31, 2004	January 1 to January 31, 2005	February 1 to December 31, 2005	Year Ended December 31, 2006
Revenue	$1,043,906	$97,917	$1,073,566	$1,662,666
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	178,253	26,939	216,608	284,550
Selling, general and administrative	152,111	55,491	141,806	187,919
Depreciation and amortization	457,372	39,184	534,329	701,517
Impairment of asset value	84,380	69,227	—	48,974
Restructuring costs	6,640	263	—	26,452
Loss on undesignated interest rate swap	—	—	—	11,731

Total operating expenses	878,756	191,104	892,743	1,261,143

Operating income (loss) from continuing operations	165,150	(93,187)	180,823	401,523
Interest expense, net	138,869	12,024	365,418	724,141
Other expense, net	(2,384)	(115)	(8,191)	(27,246)

Income (loss) from continuing operations before income taxes	23,897	(105,326)	(192,786)	(349,864)
Provision for income taxes	18,647	4,400	22,772	18,850

Income (loss) from continuing operations	5,250	(109,726)	(215,558)	(368,714)
Loss from discontinued operations	(43,929)	—	—	—

Net loss	$(38,679)	$(109,726)	$(215,558)	$(368,714)

See accompanying notes to consolidated financial statements.

INTELSAT, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S

EQUITY (DEFICIT)

(in thousands except share amounts)

			Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Ordinary Shares Purchased By Subsidiary	Total Shareholder’s Equity (Deficit)	Total Comprehensive Income (Loss)
	Ordinary
	Shares	Amount
Predecessor entity

Balance, December 31, 2003	160,382,120	$500,000	$1,301,886	$649,199	$133	$(106,818)	$2,344,400
Net loss	—	—	—	(38,679)	—	—	(38,679)	$(38,679)
Change in minimum pension liability, net of tax	—	—	—	—	(97)	—	(97)	(97)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	197	—	197	197

Total comprehensive loss	—	—	—	—	—	—	—	$(38,579)

Balance, December 31, 2004	160,382,120	$500,000	$1,301,886	$610,520	$233	$(106,818)	$2,305,821

Retirement of shares held by subsidiary	(6,284,635)	—	—	—	—	106,818	106,818	—
Net loss for period January 1, 2005 to January 31, 2005	—	—	—	(109,726)	—	—	(109,726)	(109,726)

Balance, January 31, 2005 (prior to acquisition transactions)	154,097,485	$500,000	$1,301,886	$500,794	$233	$—	$2,302,913	$(148,305)

Acquisition Transactions	(154,085,485)	(499,988)	(788,275)	(500,794)	(233)	—	(1,789,290)	148,305

Successor entity

Balance, February 1, 2005	12,000	$12	$513,611	$—	$—	$—	$513,623	$—
Net loss for period February 1, 2005 to December 31, 2005	—	—	—	(215,558)	—	—	(215,558)	(215,558)
Capital contribution from parent for vested restricted stock awards	—	—	182	—	—	—	182	—
Dividends to shareholder	—	—	(504,689)	—	—	—	(504,689)	—
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	177	—	177	177

Total comprehensive loss	—	—	—	—	—	—	—	$(215,381)

Balance, December 31, 2005	12,000	$12	$9,104	$(215,558)	$177	$—	$(206,265)

Adjustment to initially apply SAB 108, net of tax	—	—	—	13,098	—	—	13,098	13,098
Net loss	—	—	—	(368,714)	—	—	(368,714)	(368,714)
Liabilities assumed by parent	—	—	20,642	—	—	—	20,642	—
Other comprehensive income (loss)	—	—	—	—	(102)	—	(102)	(102)

Total comprehensive loss	—	—	—	—	—	—	—	$(571,099)

Balance, December 31, 2006	12,000	$12	$29,746	$(571,174)	$75	$—	$(541,341)

See accompanying notes to consolidated financial statements.

INTELSAT, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor Entity		Successor Entity
	Year Ended December 31, 2004	Period January 1 to January 31, 2005	Period February 1 to December 31, 2005	Year Ended December 31, 2006
Cash flows from operating activities:
Net loss	$(38,679)	$(109,726)	$(215,558)	$(368,714)
Loss from discontinued operations	43,929	—	—	—

Income (loss) from continuing operations	5,250	(109,726)	(215,558)	(368,714)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	457,372	39,184	534,329	701,517
Impairment charge	84,380	69,227	—	48,974
Provision for doubtful accounts	11,009	(5,799)	932	3,411
Foreign currency transaction (gain) loss	562	75	(953)	124
Deferred income taxes	15,105	585	(5,849)	(14,876)
Gain on disposal of assets	—	—	—	(481)
Stock compensation	—	—	—	2,666
Compensation cost paid by parent	—	—	—	18,146
Amortization of bond discount and issuance costs	5,328	430	59,768	76,905
Share in losses of affiliates	4,670	402	11,913	32,410
Net loss from curtailment of benefit plans	628	—	—	—
Loss on undesignated interest rate swap	—	—	—	11,731
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	16,877	(32,168)	49,366	(46,858)
Prepaid expenses and other assets	5,329	3,194	(16,931)	71,027
Accounts payable and accrued liabilities	(27,697)	51,722	92,215	(78,699)
Deferred revenue	67,934	(2,388)	(27,992)	13,939
Accrued retirement benefits	7,110	(27)	2,364	(3,011)
Other long-term liabilities	5,260	(3,327)	10,024	(19,655)

Net cash provided by operating activities	659,117	11,384	493,628	448,556

Cash flows from investing activities:
Payments for satellites and other property and equipment	(288,589)	(953)	(132,554)	(152,086)
Payments for future satellite	(50,000)	—	—	—
Payments for rights to orbital locations	(32,000)	—	—	—
Payment for insurance receivable	(58,320)	—	—	—
Change in restricted cash	700,000	—	—	—
Proceeds from insurance receivable	141,000	38,561	19,759	—
Payments for asset acquisitions	(1,057,574)	—	—	—
PanAmSat Acquisition Transactions, net of cash acquired	—	—	—	(3,152,521)
Other	(8,961)	—	—	—

Net cash provided by (used in) investing activities	(654,444)	37,608	(112,795)	(3,304,607)

See accompanying notes to consolidated financial statements.

INTELSAT, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

	Predecessor Entity		Successor Entity
	Year Ended December 31, 2004	Period January 1 to January 31, 2005	Period February 1 to December 31, 2005	Year Ended December 31, 2006
Cash flows from financing activities:
Repayment of long-term debt	(600,000)	—	(202,625)	(655,057)
Proceeds from bond issuance	—	—	305,348	2,915,000
New debt issuance costs	(4,000)	—	(4,243)	(102,900)
Proceeds from credit facility borrowings	200,000	—	200,000	944,750
Principal payments on deferred satellite performance incentives	(5,107)	(475)	(4,621)	(12,427)
Principal payments on capital lease obligations	(6,722)	—	(5,568)	(9,605)
Dividends to shareholder	—	—	(504,689)	—

Net cash provided by (used in) financing activities	(415,829)	(475)	(216,398)	3,079,761

Effect of exchange rate changes on cash	(562)	(75)	953	(124)
Cash flows of discontinued operations:
Operating cash flows	(7,130)	—	—	—
Investing cash flows	(6,509)	—	—	—
Financing cash flows	(10,116)	—	—	—

Net change in cash and cash equivalents	(435,473)	48,442	165,388	223,586
Cash and cash equivalents, beginning of period	576,793	141,320	194,682	360,070

Cash and cash equivalents, end of period	$141,320	$189,762	$360,070	$583,656

Supplemental cash flow information:
Interest paid, net of amount capitalized	$146,750	$475	$285,246	$549,445
Income taxes paid	5,601	174	22,242	57,950

Supplemental disclosure of non-cash investing and financing activities:
Capitalization of deferred satellite performance incentives	$10,072	$—	$—	$14,585
Accrued capital expenditures	13,026	—	1,437	39,441
Minimum pension liability, net of tax	97	—	—	—
Assets acquired in acquisitions	1,095,317	—	—	3,608,733
Liabilities assumed in acquisitions	95,106	—	—	4,253,316
Unrealized gain on available-for-sale securities, net of tax	197	—	177	—

Note:	The increase in cash between the predecessor entity ending balance and the successor entity opening balance is due to the retention by Intelsat, Ltd. of approximately $5 million in acquisition financing proceeds.

See accompanying notes to consolidated financial statements.

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)

Note 1    Background of Company

The International Telecommunications Satellite Organization “INTELSAT,” referred to as the IGO, was established on an interim basis in 1964. The IGO was formally established on February 12, 1973 in accordance with the provisions of an intergovernmental agreement, referred to as the INTELSAT Agreement, and an operating agreement, referred to as the Operating Agreement. The parties to the INTELSAT Agreement were the IGO’s 148 member countries. The parties to the Operating Agreement, referred to as the Signatories, were either the member countries or the telecommunications entities they designated to market and use the IGO’s communications system within their territories and to invest in the IGO. Certain Signatories authorized other entities within their countries, referred to as Investing Entities, to access the IGO’s space segment and to invest in the IGO as well. Signatories and Investing Entities, referred to collectively as the IGO’s shareholders, were also the IGO’s principal customers.

Substantially all of the IGO’s assets, liabilities, rights, obligations and operations were transferred to Intelsat, Ltd. and its wholly-owned subsidiaries (the “company” or “Intelsat”) on July 18, 2001 in a transaction referred to as the privatization. The IGO’s shareholders received shares in Intelsat, a company organized under the laws of Bermuda, in proportion to their ownership in the IGO on the privatization date and became holders of 100% of the outstanding ordinary shares of Intelsat.

On January 28, 2005, the company was acquired by Intelsat Holdings, Ltd. (“Intelsat Holdings,” formerly known as Zeus Holdings, Limited), a Bermuda company formed at the direction of funds advised by or associated with Apax Partners Worldwide LLP and Apax Partners, L.P., referred to jointly as Apax Partners, Apollo Management V, L.P., referred to as Apollo, MDP Global Investors, Limited, referred to as MDP Global, and Permira Advisers LLC, referred to as Permira. Each of Apax Partners, Apollo, MDP Global and Permira is referred to as a Sponsor and the funds advised by or associated with each Sponsor are referred to as an Investor group. The Investor groups collectively are referred to as the Investors. Prior to the acquisition of Intelsat, funds advised by or associated with MDP Global transferred less than 0.1% of their interest in Intelsat Holdings to an unaffiliated investment partnership and references to the Investors include this partnership. The acquisition and related financings are referred to collectively as the Acquisition Transactions and are discussed in more detail in Note 3 to these audited consolidated financial statements. As a result of the Acquisition Transactions, the 2005 financial results of Intelsat have been separately presented for the “Predecessor Entity” for the period January 1, 2005 through January 31, 2005 and for the “Successor Entity” for the period February 1, 2005 through December 31, 2005. Although the effective date of the Acquisition Transactions was January 28, 2005, due to the immateriality of the results of operations for the period between January 28, 2005 and January 31, 2005, the company has accounted for the Acquisition Transactions as if they had occurred on January 31, 2005.

On July 3, 2006, Intelsat (Bermuda), Ltd. (“Intelsat Bermuda”), a wholly-owned indirect subsidiary of Intelsat Holdings, completed the acquisition of PanAmSat Holding Corporation (“PanAmSat Holdco”), pursuant to a Merger Agreement, dated as of August 28, 2005, by and among Intelsat Bermuda, Proton Acquisition Corporation (“Merger Sub”), a wholly-owned subsidiary of Intelsat Bermuda, and PanAmSat Holdco (the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub merged with and into PanAmSat Holdco, with PanAmSat Holdco surviving the merger. On July 3, 2006, following the completion of the acquisition, PanAmSat Holdco was renamed “Intelsat Holding Corporation” and PanAmSat Corporation was renamed “Intelsat Corporation” (“Intelsat Corp”). Upon completion of the PanAmSat Acquisition Transactions (as defined below), PanAmSat Holdco became a wholly-owned subsidiary of Intelsat Bermuda. (See Note 4—The PanAmSat Acquisition Transactions). As a result of the PanAmSat Acquisition Transactions, the financial results of Intelsat for the year ended December 31, 2006 include the results of Intelsat Holding Corporation and its subsidiaries beginning July 1, 2006. Although the effective date of the PanAmSat Acquisition Transactions was

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

July 3, 2006, due to the immateriality of the results of operations for the period between July 1, 2006 and July 3, 2006, the company has accounted for the PanAmSat Acquisition Transactions as if they had occurred on July 1, 2006.

Intelsat provides satellite communications services worldwide through a global communications network of 51 satellites in orbit as of December 31, 2006, leased capacity on one additional satellite in the Asia-Pacific region, and ground facilities related to the satellite operations and control, and teleport services.

Note 2    Significant Accounting Policies

(a)	Principles of consolidation

The consolidated financial statements include the accounts of Intelsat and its wholly-owned subsidiaries. Investments where the company exercises significant influence but does not control (generally 20% to 50% ownership interest) are accounted for under the equity method of accounting. All significant intercompany transactions and balances have been eliminated.

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

Revenue is generated primarily from the leasing of satellite capacity and related services. The company enters into contracts with customers to provide satellite transponders and transponder capacity and, in certain cases, earth station and teleport facilities, for periods typically ranging from one year to the life of the satellite.

Operating lease, satellite service and other revenue is generally recognized on a straight-line basis over the term of the related customer contract unless collectibility is not reasonably assured. Revenue for occasional use services is recognized as services are performed. The company has certain obligations, including providing spare or substitute capacity if available, in the event of satellite service failure under certain long-term agreements. If no spare or substitute capacity is available, the agreements may be terminated. Except for certain deposits, the company is not obligated to refund operating lease payments previously made.

The company earns revenue for various types of satellite-related consulting and technical services. The revenue which relates to the provision of consulting services by employee specialists is typically recognized on a monthly basis as those services are performed. Consulting services which call for services with specific deliverables, such as Transfer Orbit Support Services or training programs, are typically recognized upon the completion of those services. Revenue under certain construction program management programs which extend beyond one year is recognized utilizing the percentage-of-completion method of accounting. Revenue from the provision of market research materials is recognized on a monthly basis as those services are performed.

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

The company also earns telemetry, tracking and control (“TT&C”) services revenue from other satellite operators and from certain customers on our satellites. The TT&C services performed for other satellite operators are performed by our consulting/technical services group. TT&C agreements entered into in connection with our lease contracts are typically for the period of the related lease agreement. The company also earns revenue for TT&C services in relation to our operating lease agreements with customers. Fees for such services are either included in the customer’s monthly lease payment or billed separately.

Our other services include in-orbit backup service, which is backup transponder capacity that the company reserves for certain customers on agreed terms. The company recognizes revenue for in-orbit protection services ratably over the term of the related agreement. The company also records revenue related to equipment sales, which represent equipment purchased, constructed or developed on behalf of our customers. The company recognizes revenue related to these equipment sales upon the transfer to the customer of title to the equipment.

The company recognizes revenue under revenue share agreements for satellite-related services with other fixed satellite service providers and certain satellite-related service agreements either on a gross or net basis in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, depending on the nature of the specific contractual relationship.

(d)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with maturities of 90 days or less and generally consist of time deposits with banks, money market funds and commercial paper. The carrying amount of these investments approximates market value.

(e)	Investments

The company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). All investments have been classified as available-for-sale securities as of December 31, 2005 and December 31, 2006, and are included in other long-term assets in the accompanying consolidated balance sheets. Available-for-sale securities are stated at fair value with any unrealized gains and losses reported as accumulated other comprehensive income (loss) within shareholder’s deficit. Realized gains and losses and declines in fair value on available-for-sale securities that are determined to be other than temporary are included in other income, net. Interest and dividends on available-for-sale securities are included in interest expense, net and other expense, net, respectively.

(f)	Satellites and other property and equipment

Satellites and other property and equipment are stated at historical cost, or in the case of certain satellites acquired, the fair value at the date of acquisition and consist primarily of the costs of satellite construction and launch, including launch insurance and insurance during the period of in-orbit testing, the net present value of performance incentives expected to be payable to the satellite manufacturers, costs directly associated with the monitoring and support of satellite construction, and interest costs incurred during the period of satellite construction.

Satellite construction and launch services are generally procured under long-term contracts that provide for payments over the contract periods. Satellite construction and launch services costs are capitalized to reflect progress toward completion. Capitalizing these costs typically coincides with contract milestone payment

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

schedules. Performance incentives payable in future periods are dependent on the continued satisfactory performance of the satellites in service. Satellites and other property and equipment are depreciated on a straight-line basis over the following estimated useful lives:

Years
Satellites and related costs	11-17
Ground segment equipment and software	2-15
Furniture, equipment, computer hardware and software	2-12
Leasehold improvements	2-12
Buildings	40

(g)	Other assets

Other assets consist of investments in certain equity securities, unamortized debt issuance costs, long-term receivables, deferred lease revenue receivable and other miscellaneous deferred charges and long-term assets, including the asset related to our interest rate swap. Investments that represent less than a 20% ownership interest are generally accounted for under the cost method and are carried at the lower of cost or market. Debt issuance costs, which represent costs incurred by us to secure debt financing, are amortized to interest expense using the effective interest method, over the life of the related indebtedness.

(h)	Business combinations

The Company accounts for business combinations in accordance with the provisions set forth in SFAS No. 141, Business Combinations (“SFAS 141”), whereby the net tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair market values at the acquisition date. The portion of the purchase price in excess of the estimated fair market value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The allocation of the purchase price related to business combinations involves estimates and judgments by the Company’s management that may be adjusted during the allocation period, but in no case beyond one year from the acquisition date. These allocations are made, in part, on the basis of studies prepared by independent third-party appraisers.

(i)	Goodwill and other intangible assets

The company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill and other intangible assets acquired in a business combination, and determined to have an indefinite useful life, are not amortized but are tested for impairment annually or more often if an event or circumstances indicate that an impairment loss has been incurred. The company has determined that it has two reporting units under the criteria set forth by SFAS 142. Each reporting unit has been defined in a manner consistent with the guarantor structure under our current indenture agreements. Identifiable intangible assets with estimable useful lives are amortized on a straight-line basis over their estimated useful lives.

(j)	Impairment of long-lived assets

Long-lived assets, including property, plant and equipment and acquired intangible assets with estimatable useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

amount of an asset may not be recoverable. The recoverability of an asset to be held and used is determined by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

(k)	Income taxes

The company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). The provision for income taxes is based upon reported income (loss) before income taxes. Deferred income tax assets and liabilities are determined based on the difference between the consolidated financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

(l)	Fair value of financial instruments

The company estimates the fair value of its financial instruments using available market information and valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these financial instruments. The fair value of our marketable securities and long-term debt is based on available market prices. The company estimates the fair value of its derivative instruments using available market information and appropriate valuation methodologies, including broker quotes.

(m)	Derivative instruments and hedging activities

The company accounts for derivative instruments under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities as amended and interpreted (“SFAS 133”). SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. SFAS 133 also establishes rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of the derivatives either be offset against the change in fair value of assets or liabilities through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings.

(n)	Debt financing costs

The company amortizes debt financing costs as interest expense over the terms of the underlying obligations using a method that approximates the effective interest method.

(o)	Concentration of credit risk

The company provides satellite services and extends credit to numerous customers in the satellite communication, telecommunications and video markets. To the extent that the credit quality of customers deteriorates, the company may have exposure to credit losses. Management monitors its exposure to credit losses and maintains allowances for anticipated losses. Management believes it has adequate customer collateral and reserves to cover its exposure.

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

(p)	Currency and exchange rates

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

(q)	Comprehensive income

SFAS No. 130, Reporting Comprehensive Income, established standards for the reporting and displaying of comprehensive income and its components. Total comprehensive income for the periods presented included the company’s net loss, the change in the market value of available-for-sale securities, and changes in the minimum pension liability.

(r)	Stock-based compensation

The company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”) using the modified prospective method as of January 1, 2006. Under this method, compensation cost is recognized based on the requirements of SFAS 123R for all share-based awards granted subsequent to January 1, 2006, and for all awards granted, but not vested, prior to January 1, 2006. The adoption of SFAS 123R did not have a material impact on the company’s operating results or cash flows during the year. Prior to January 1, 2006, the Company used the intrinsic method of measuring and recognizing employee stock-based transactions under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Consequently, no expense was recognized for stock award grants if the exercise price was at least equal to the market value of the common stock at the date of grant and expense was recognized if the exercise price was below the market value at the date of grant. During 2004, the Company granted stock-based compensation that contained a liquidity mechanism, which resulted in variable accounting and the recognition of compensation expense based on changes in value of the Company. As described in Note 6, all previously issued stock awards were terminated effective January 28, 2005. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS 123R to its stock-based compensation.

	Predecessor Entity
	Year Ended December 31, 2004	January 1 to January 31, 2005
Net income (loss), as reported	$(38,679)	$(109,726)

Add: compensation expense recognized in net income (loss), as reported	8,330	5,977

Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of tax effects	(5,402)	(397)

Pro forma net income (loss)	$(35,751)	$(104,146)

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

(s)	Deferred satellite performance incentives

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

(t)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

(u)	New accounting pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS 109 Accounting for Income Taxes (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007 and have determined that the cumulative effect of adopting FIN 48 will be immaterial, however, it will require us to reclass certain reserve amounts and corresponding indemnity receivables within our balance sheet.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 157 will have on our financial statements upon adoption.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Obligations, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires companies to recognize in their balance sheets the funded status of pension and other postretirement benefit plans. Previously unrecognized items under FASB Statement Nos. 87, Employers’ Accounting for Pensions, and 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, will now be recognized as a component of accumulated other comprehensive income, net of applicable income tax effects. The company is required to adopt SFAS 158 as of December 31, 2007. The company is evaluating the impact that adoption of SFAS 158 will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements. SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

misstatement. The Company adopted SAB 108 on January 1, 2006, which resulted in a cumulative effect adjustment to its opening 2006 balance sheet. The adjustments included a $3,274 increase in other assets and a $4,952 decrease in long-term debt representing the cumulative difference between recording the amortization of financing costs and debt discounts/premiums on a straight-line basis versus the effective interest method for debt incurred in 2005 and earlier, a $1,321 net decrease in short term receivables for the VAT taxes related to prior years, a $6,194 decrease in accrued retirement benefits due to incorrect participant information in prior years which resulted in the overstatement of pension liabilities, and a $13,098 reduction in accumulated deficit from the cumulative adjustment of these items. Prior to the adoption of SAB 108, the Company determined that the potential impact of these items, individually and in the aggregate, using the “rollover” method was not material to the consolidated statements of operations and cash flows presented in prior years.

SAB 108 also requires the adjustment of any quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not have a material effect on any quarter within 2006 and thus will not require previously filed reports with the SEC to be amended.

Note 3    Acquisition by Intelsat Holdings, Ltd.

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

In connection with Intelsat Holdings’ acquisition of Intelsat, the following transactions occurred:

•

Zeus Merger One Limited (“Zeus Merger 1”), a wholly-owned direct subsidiary of Intelsat Holdings, amalgamated with Intelsat, with the resulting company being a direct wholly-owned subsidiary of Intelsat Holdings and being named Intelsat, Ltd. Upon this amalgamation, Intelsat’s equity holders immediately prior to the amalgamation ceased to hold shares or other equity interests in Intelsat.

•

Zeus Merger Two Limited (“Zeus Merger 2”), a wholly-owned direct subsidiary of Zeus Merger 1, amalgamated with Intelsat (Bermuda), Ltd., which at that time was the direct or indirect parent of all of our operating subsidiaries, with the resulting company being a direct wholly-owned subsidiary of resulting Intelsat and being named Intelsat (Bermuda), Ltd. (“Intelsat Bermuda”).

•	Intelsat Holdings, Zeus Merger 1 and Zeus Merger 2 are Bermuda companies that were newly formed for the purpose of consummating the Acquisition Transactions.

In connection with the Acquisition Transactions, Zeus Merger 2, which later amalgamated with Intelsat Bermuda, established a new $300,000 revolving credit facility, borrowed approximately $150,000 under a new $350,000 term loan facility, referred to together as the Senior Secured Credit Facility, and issued $1,000,000 of floating rate senior notes due 2012, $875,000 of 8 1/4% senior notes due 2013 and $675,000 of 8 5/8% senior notes due 2015, referred to collectively as the Acquisition Finance Notes (see Note 13—Long-Term Debt). The Acquisition Finance Notes and the Senior Secured Credit Facility were guaranteed by Intelsat and certain direct and indirect subsidiaries of Intelsat. The proceeds from the Equity Contributions, borrowings under the Senior Secured Credit Facility, and the Acquisition Finance Notes, together with cash on hand, were used to

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

consummate the transactions described above and to pay related fees and expenses. The amalgamation of Zeus Merger 1 with Intelsat, the amalgamation of Zeus Merger 2 with Intelsat Bermuda, the borrowings under the Senior Secured Credit Facility, the issuance of the Acquisition Finance Notes and the Equity Contributions are referred to collectively as the “Acquisition Transactions.”

On February 11, 2005, Intelsat and one of its subsidiaries, referred to as “Finance Co.,” issued $478,700 in aggregate principal amount at maturity of 9 1/4% Senior Discount Notes due 2015 (the “Senior Discount Notes”), yielding $305,348 of proceeds at issuance. On March 3, 2005, Intelsat Bermuda transferred substantially all of its assets to a newly formed wholly-owned subsidiary, Intelsat Subsidiary Holding Company, Ltd. (“Intelsat Sub Holdco”). Intelsat Sub Holdco assumed substantially all of the then-existing liabilities of Intelsat Bermuda, and Intelsat Bermuda became a guarantor of the obligations under the Acquisition Finance Notes and the Senior Secured Credit Facility. Following these transactions, Finance Co. was amalgamated with Intelsat Bermuda, and Intelsat Bermuda became an obligor on the Senior Discount Notes. The proceeds of the offering of the Senior Discount Notes were distributed by Intelsat Bermuda to its parent, Intelsat, and by Intelsat to Intelsat Holdings. Intelsat Holdings used those funds to repurchase a portion of the outstanding preferred shares of Intelsat Holdings.

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

LIABILITIES AND SHAREHOLDER’S EQUITY
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

	Year ended December 31, 2004	Year ended December 31, 2005
Revenue	$1,043,906	$1,171,483
Loss from continuing operations	(378,514)	(351,805)
Net loss	(422,433)	(351,805)

Note 4    Acquisitions

(a)	The PanAmSat Acquisition Transactions

On July 3, 2006, Intelsat Bermuda completed the acquisition of PanAmSat Holdco. We acquired PanAmSat Holdco to expand our global satellite fleet, rationalize our fleet and ground infrastructure, and to enhance service offerings to our customers. Pursuant to the Merger Agreement, the stockholders of PanAmSat Holdco received $25.00 per common share, plus approximately $0.00927 as the pro rata share of undeclared regular quarterly dividends, in cash. Merger Sub was newly formed for the purpose of consummating the PanAmSat Acquisition Transactions. As part of this transaction, approximately $3,200,000 in existing debt of PanAmSat Holdco and its subsidiaries was either refinanced or remains outstanding.

In connection with, and in order to effect, the transactions contemplated by the Merger Agreement and the related financing, the following transactions occurred:

•	Intelsat Bermuda created a new direct wholly-owned subsidiary, Intelsat Intermediate Holding Company, Ltd. (“Intermediate Holdco”);

•	Intelsat Bermuda transferred substantially all its assets (other than cash, certain prepaid expenses and the capital stock of Merger Sub) and liabilities to Intermediate Holdco; and

•

Merger Sub merged with PanAmSat Holdco, with PanAmSat Holdco continuing as the surviving corporation and being a direct wholly-owned subsidiary of Intelsat Bermuda. Upon completion of this merger, referred to as the Merger Transaction, PanAmSat Holdco’s equity holders ceased to hold shares or other equity interests in PanAmSat Holdco.

In connection with the Merger Transaction, Intelsat Bermuda and Intelsat Corp (f/k/a PanAmSat Corporation), a wholly-owned subsidiary of PanAmSat Holdco, incurred substantial additional debt, in the aggregate principal amount of approximately $3,200,000, Intelsat Sub Holdco terminated its existing credit facility and entered into a new senior secured credit facility and Intelsat Corp amended and restated its existing credit facility (Note 13—Long-Term Debt). The Company refers to these transactions and the Merger Transaction collectively as the PanAmSat Acquisition Transactions.

The acquisition was financed by the incurrence of debt, including $260,000 principal amount of Floating Rate Senior Notes due 2013, $1,330,000 principal amount of 11 1/4% Senior Notes due 2016 and $750,000

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

principal amount of 9 1/4% Senior Notes due 2016, referred to collectively as the New Intelsat Bermuda Notes, issued by Intelsat Bermuda; $575,000 principal amount of 9% Senior Notes due 2016, issued by Intelsat Corp, referred to as the New Intelsat Corp Notes; and a borrowing by Intelsat Bermuda under a new $600,000 senior unsecured credit facility, referred to as the Intelsat Bermuda Bridge Credit Facility (Note 13—Long-Term Debt). Cash on hand at Intelsat Bermuda, Intelsat Corp and their respective affiliates was also used.

The Guaranteed Notes are guaranteed by Intelsat, and certain subsidiaries of Intelsat Bermuda. The Floating Rate Notes and the Non-Guaranteed Fixed Rate Notes are not guaranteed by any of the subsidiaries of Intelsat Bermuda, but these notes are guaranteed by Intelsat.

Also in connection with the PanAmSat Acquisition Transactions, Intelsat Sub Holdco (as borrower) and Intermediate Holdco (as guarantor), entered into a new Credit Agreement (the “New Sub Holdco Credit Agreement”), dated as of July 3, 2006. The New Sub Holdco Credit Agreement provides for a $344,750 Term Loan B facility with a seven-year maturity and a $300,000 revolving credit facility with a six-year maturity. Obligations under the New Sub Holdco Credit Agreement are guaranteed by certain of Intelsat’s subsidiaries, as well as by Intermediate Holdco, and secured by a perfected first priority security interest to the extent legally permissible in substantially all of the tangible and intangible assets of the borrower and guarantors, with certain agreed exceptions.

In connection with the PanAmSat Acquisition Transactions, Intelsat Sub Holdco’s prior senior secured credit facilities were terminated without penalty, and all outstanding balances, plus accrued interest, were paid to the previous credit facility lenders on July 3, 2006.

Furthermore, in connection with the PanAmSat Acquisition Transactions, Intelsat Corp entered into an amendment of its senior secured credit facilities (the “Intelsat Corp Amended and Restated Credit Agreement”) on July 3, 2006, which included revised terms for its revolving credit facility and term loans. The Intelsat Corp Amended and Restated Credit Agreement renewed and extended the credit facilities provided under the March 2005 Amended and Restated Credit Agreement, and provided for a $355,910 Term Loan A-3 with a six year maturity, a $1,635,100 Term Loan B-2 facility with a seven and one-half year maturity, and a $250,000 revolving credit facility with a six-year maturity. Obligations under the Intelsat Corp Amended and Restated Credit Agreement continue to be guaranteed by certain of Intelsat Corp’s subsidiaries and secured by a perfected first priority security interest to the extent legally permissible in substantially all of the borrower’s and the guarantors’ tangible and intangible assets, with certain agreed exceptions, as was the case with the March 2005 Amended and Restated Credit Agreement. Following consummation of the PanAmSat Acquisition Transactions, Intelsat General Corporation, a wholly-owned indirect subsidiary of Intelsat Sub Holdco and referred to as IGen, acquired G2 Satellite Solutions Corporation, a subsidiary of Intelsat Corp and the government services business of Intelsat Corp, for cash consideration in the amount of $73,000 by means of a merger in which G2 Satellite Solutions Corporation merged into IGen with IGen continuing as the surviving entity. We refer to this transaction as the Government Business Merger.

Following the completion of the PanAmSat Acquisition Transactions, substantially all of the employees of Intelsat Global Service Corporation, an indirect subsidiary of Intelsat Bermuda, were transferred to Intelsat Corp pursuant to an employee transfer agreement, referred to as the Employee Transfer Agreement. In addition, substantially all of the direct and indirect subsidiaries of Intelsat Holdings entered into a master intercompany services agreement pursuant to which these entities will provide services to each other, referred to as the MISA. In each case, services are provided on terms that are not materially less favorable to each party than are available on an arms’ length basis and on terms that the relevant boards of directors have determined to be fair. The Company refers to these transactions as the Other Intercompany Transactions.

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

The PanAmSat Acquisition Transactions, the Government Business Merger, the Tender Offer, the Intelsat Bermuda Loan and the Other Intercompany Transactions are referred to collectively as the Transactions.

Upon the completion of the PanAmSat Acquisition Transactions, the company renamed PanAmSat Holdco and PanAmSat Corporation as Intelsat Holding Corporation and Intelsat Corporation, respectively.

The PanAmSat Acquisition Transactions have been accounted for under the purchase method of accounting. A preliminary allocation of the purchase price was performed using information currently available and is based on preliminary estimates of the fair values of assets acquired and liabilities assumed in connection with the PanAmSat Acquisition Transactions. These estimates are based on available information and certain assumptions the company considers reasonable and may be revised as additional information becomes available. These valuation estimates were derived using the assistance of an independent appraiser. The final purchase price allocation for the PanAmSat Acquisition Transactions will be dependent upon the finalization of asset and liability valuations. Any final adjustments may change the allocation of the purchase price, which could affect the fair value assigned to the assets acquired and liabilities assumed and could result in a material change, including the recording of additional goodwill.

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

A reconciliation of the preliminary purchase price allocation is presented below:

Fair Value of Net Assets Acquired
Current assets acquired	$263,771
Satellites and other property and equipment	1,861,829
Other non-current assets	111,044
Intangible assets	1,473,800
Goodwill	3,797,105
Assumed debt	(3,234,840)
Current liabilities less current portion of debt	(337,425)
Deferred tax liability	(456,924)
Other non-current liabilities	(224,127)

$3,254,233

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

The following unaudited pro forma results of operations assume the PanAmSat Acquisition Transactions took place on January 1 for the periods presented:

	Year ended
	December 31, 2005	December 31, 2006
Revenue	$2,047,866	$2,107,508
Net loss	$(569,686)	$(591,091)

The unaudited pro forma results of operations are being furnished solely for informational purposes and are not intended to represent or be indicative of the consolidated results of operations that the company would have reported had these transactions been completed as of the dates and for the periods presented, nor are they necessarily indicative of future results.

(b)	COMSAT General Corporation Transaction

On October 29, 2004, Intelsat acquired from COMSAT General Corporation, Lockheed Martin Global Telecommunications, LLC and COMSAT New Services, Inc. (collectively, the “COMSAT Sellers”) the business of providing satellite-based communications services to the U.S. government and other customers to strengthen the company’s position in providing services for government and other military service applications. Intelsat acquired this business for a purchase price of $90,330, net of assumed liabilities of $30,337, and transaction costs of $1,500. The $30,337 in assumed liabilities includes a $10,000 fee to be paid in connection with Intelsat’s purchase of a launch vehicle from an affiliate of the COMSAT Sellers (see below). Intelsat funded the acquisition by using cash on hand. The assets Intelsat acquired include customer and vendor contracts, accounts receivable, rights to Federal Communications Commission (FCC) and other governmental licenses, leased business premises and other related assets, including an ownership interest in a partnership that owns the Marisat-F2 satellite, which operates in inclined orbit. In addition, Intelsat assumed certain contractual commitments related to the business. The COMSAT Sellers are directly or indirectly wholly-owned by Lockheed Martin Corporation, our largest shareholder before the closing of the Acquisition Transactions. The company believes that this transaction was completed on arm’s-length terms. The financial results associated with the assets acquired are included in the company’s consolidated financial statements beginning on October 29, 2004. In connection with the COMSAT General Transaction, Intelsat LLC entered into an agreement with Lockheed Martin Commercial Launch Services for the launch of an unspecified future satellite. This agreement provides that Intelsat LLC may terminate the agreement at its option, subject to the payment of a termination fee that is the greater of 50% of the launch service price and accommodation fee paid or due as of the effective date of the termination, or $30,000 (see Note 19—Contingencies).

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

(c)	North American Satellite Assets of Loral Space & Communications Corporation

On March 17, 2004, Intelsat purchased certain satellites and related assets (the “Loral Transaction”) from Loral Space & Communications Corporation and certain of its affiliates (“Loral” or the “Sellers”). The acquisition enhanced the company’s global network by adding North America coverage to the Intelsat satellite fleet and expanding its customer base in the broadcasting, cable television, corporate networks and government/military areas. The company acquired these satellites and related assets for a purchase price of $967,063, net of assumed liabilities of $64,769 and transaction costs of $14,538. The assets acquired included four in-orbit satellites, one satellite under construction (the IA-8 satellite that was launched in June 2005), the rights to six orbital locations, various assets related to the satellites and customer contracts related to services the Sellers provided on the acquired satellites. In addition, the company assumed specified contractual commitments of the Sellers relating to the acquired satellites and other acquired assets. The company financed the Loral Transaction with proceeds from a $1.1 billion debt issuance in November 2003. The financial results related to the assets acquired are included in the company’s consolidated financial statements beginning on March 17, 2004.

Under the original terms of the Loral Transaction asset purchase agreement, Intelsat was to acquire another in-orbit satellite, the Telstar 4, which was declared a total loss in September 2003. The asset purchase agreement was amended to provide for Intelsat to acquire rights to a $141,000 insurance claim filed by Loral related to Telstar 4, net of warranty payments to customers related to the satellite failure. The insurance receivable and $1,157 of expected warranty payments are included in the purchase price allocation described below. During the second quarter of 2004, the company received payment of $141,000 for settlement of the insurance claim.

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

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

Under the terms of the Loral Transaction agreements, Intelsat entered into a procurement agreement with Space Systems/Loral, Inc. (“SS/L”) for a new satellite. On March 17, 2004, the company paid SS/L $50,000 as a deposit for the new satellite. During 2005, the satellite was ordered and the deposit had been fully applied against the satellite’s construction cost.

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

Note 5    Disposal of Investment in Galaxy

From February 2003 to September 2004, Intelsat owned indirectly through subsidiaries 51% of Galaxy Satellite TV Holdings Limited (“Galaxy”), which provided teleport services and was developing a pay television service in Hong Kong. In September 2004, Intelsat entered into an agreement to dispose of its investment in Galaxy, effective December 2004. During 2004, the company recorded a non-cash impairment charge of $21,501 related to its disposal of Galaxy, and the 2004 period reflects Galaxy as a discontinued operation. Intelsat provided in-kind contribution of satellite capacity to Galaxy through March 31, 2005. The cost of this in-kind contribution was not significant.

Note 6    Stock-Based Compensation

(a)	2001 and 2004 Share Plans

Prior to the consummation of the Acquisition Transactions, the company had two stock-based employee compensation plans, the 2001 Share Option Plan (the “2001 Plan”) and the 2004 Share Incentive Plan (the “2004 Plan”). The Plans provided for the granting of stock options, stock appreciation rights, performance awards, restricted stock awards and other stock unit awards to eligible employees and directors. Options granted under both plans had an exercise price equal to the estimated fair value of the underlying ordinary shares on the date of grant and options awarded generally vested over 3 years. During 2004, the company made awards of 3,542,268 stock options with an exercise price of $13.00 per share, 600,878 restricted shares and 128,556 restricted share units under the 2004 plan and no awards were made under the 2001 Plan. The weighted-average fair value of the options granted during 2004 was $2.58 at the respective grant dates. The fair value of each option was estimated on the grant date using the Black-Scholes option-pricing model assuming the minimum value method for expected volatility, a risk free interest rate of 4.47%, a 5 year expected term and no dividend yield.

At the closing of the Acquisition Transactions, all outstanding awards under the 2001 Plan vested, in the money awards were cashed out, and all other awards were cancelled. All outstanding awards made under the 2004 Plan were canceled and unvested awards were converted into deferred compensation accounts. The opening balance for each deferred compensation account was the excess of $18.75 per share over the exercise price of the relevant award made under the 2004 Plan. Generally, deferred compensation plus interest is payable to employees in accordance with vesting schedules in the original 2004 Plan awards, and unvested amounts will be forfeited upon employee termination. Approximately $15,200 was paid in connection with the Acquisition Transactions from the deferred compensation accounts and for cash out payments under the 2001 Plan. Payments from the deferred compensation accounts were $7,289 for the successor period ended December 31, 2005 and $7,153 for the year ended December 31, 2006. As of December 31, 2006, approximately $5,339 in deferred compensation remains payable with full vesting in June 2007. The company records compensation expense over the vesting period following the conversion to deferred compensation, and $7,498 and $4,219 were expensed for the successor period ended December 31, 2005 and the year ended December 31, 2006, respectively.

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

(b)	2005 Share Plan

The Board of Directors of Intelsat Holdings adopted the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”) with an effective date of January 28, 2005, pursuant to which up to 1,300,000 ordinary shares were reserved for grant to employees and directors of Intelsat Holdings and its subsidiaries. The 2005 Share Plan permits granting of awards in the form of incentive share options, nonqualified share options, restricted shares, restricted share units, share appreciation rights, phantom shares and performance awards. In conjunction with the Acquisition Transactions, 928,978 restricted shares were awarded, of which 725,282 were awarded to executive officers under employment agreements. These shares are subject to transfer, vesting and other restrictions as set forth in the applicable employment agreements. A portion of these restricted shares generally vest over sixty months, subject to the executive’s continued employment with the company. The vesting of certain of the shares awarded is also subject to the meeting of certain performance criteria similar in nature to the performance criteria described below.

The remaining restricted shares that were awarded were to other employees pursuant to restricted share agreements. These restricted share agreements include transfer and other restrictions, and provide for vesting principally as follows: 50% of the shares awarded are time vesting shares, with 7/60 of the time vesting shares vesting on August 1, 2005 and the remainder of the time vesting shares vesting in fifty-three equal monthly installments of 1/60 of the shares per month beginning September 1, 2005; and the remaining 50% of such restricted shares awarded are performance shares that vest if and when, prior to the eighth anniversary of January 28, 2005, the Investors have received a cumulative total return between 2.5 to 3 times the amounts invested by the Investors. Outstanding performance shares not vested by the eighth anniversary of their award shall be forfeited.

Recipients of awards who terminate employment with Intelsat Holdings or its subsidiaries will forfeit unvested shares awarded, except that performance shares will remain outstanding for 180 days and will vest if performance vesting criteria are met within 180 days following termination without cause. Additionally, the restricted share agreements have certain repurchase features which provide that if an employee is terminated without cause or upon death or disability, Intelsat Holdings has the right for two years to repurchase any vested shares at fair value as determined on the termination date. In the event an employee resigns, Intelsat Holdings’ repurchase right for vested shares is the lesser of fair value or $2.15 per share.

The restricted share grants are classified as a liability due to certain repurchase features in the plan. Intelsat Holdings has determined that the fair value of a restricted share is limited to $2.15 unless it is probable that an employee will be terminated without cause. The company is recording compensation expense for the time vesting restricted shares over the 5 year vesting period. The company has recorded compensation expense over the service period for the time vesting shares based on the intrinsic value (which equaled fair value) at the date of the grant of $2.15 per share. Since awards made consisted of shares of the company’s parent, Intelsat Holdings, compensation costs for vested awards and the cost to repurchase shares are reflected as capital contributions in the company’s financial statements. The company recognized $183 of compensation costs for restricted shares during the period February 1 to December 31, 2005 and $185 during the year ended December 31, 2006. No compensation expense was recorded for performance vesting shares since it was not probable that the performance criteria would be met.

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

A summary of the status of Intelsat Holdings’ non-vested restricted shares as of December 31, 2006, and the changes during the year ended December 31, 2006 is set forth below:

	Number of shares	Weighted-Average Grant-Date Fair Value
Restricted shares:
Non-vested restricted shares outstanding as of January 1, 2006	823,509	$2.15
Restricted shares forfeited	(352,779)	2.15
Vested	(57,247)	2.15

Total non-vested restricted shares at December 31, 2006	413,483	$2.15

The non-vested restricted shares have a remaining weighted-average vesting period of 37 months and the performance shares will, unless otherwise forfeited or repurchased, remain outstanding until January 2013, at which time they will be forfeited if the performance criteria have not been met.

(c)	Share-Based Compensation Arrangements Under the 2005 Share Plan

During 2006, Intelsat Holdings entered into share-based compensation arrangements (“SCAs”) with a number of employees of Intelsat Holdings and its direct and indirect subsidiaries under the 2005 Share Plan which may permit such employees to purchase Intelsat Holdings common shares. These SCAs vest over time and are subject to continued employment through each applicable vesting date. The vesting of these SCAs accelerates in the event of the occurrence of both a Change in Control, as defined in the 2005 Share Plan, and a termination without cause (as defined) of the relevant employee.

Any common shares held by employees as a result of the exercise of SCAs may be repurchased by Intelsat Holdings, and any outstanding but unexercised SCAs may be cancelled, at any time after termination of employment. Shares issued as a result of the exercise of SCAs may be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enable the company to recover the shares without transferring any appreciation in value if the employee terminates voluntarily, the SCA is not deemed to be granted under SFAS 123R.

In connection with the PanAmSat Acquisition Transactions, two of the Company’s executives who were executives of Intelsat Corp prior to July 3, 2006 and held options to purchase common stock of PanAmSat Holdco rolled over such options by entering into SCAs to purchase Intelsat Holdings common shares. While the rollover adjusted the exercise price and number of applicable shares covered, the vesting period associated with the previous PanAmSat Holdco stock options continued and the share-based compensation arrangements vest in annual installments through August 2009. In the case of one of the executives, the SCA is deemed a grant of options to purchase Intelsat Holdings common shares under SFAS 123R.

We granted 54,702 new SCAs to the executive at an exercise price of $243.00 per share and 9,174 rollover options at an exercise price of $25.00 per share. These options have a weighted average fair value at the date of grant of $9,928, of which $2,482 was recorded as compensation expenses during 2006. The remaining expenses will be recognized through July 2008. The fair value of the options was determined using the Black-Scholes option pricing model and the company’s assumptions included a 5 year term, volatility of 65.1% (based on industry competitors), a risk-free interest rate of 5.08%, no dividend yield and a fair value of the company’s stock of $243.00 per share. During 2006, the company recorded $2,482 of compensation expense related to options considered granted.

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

Note 7    Receivables

Receivables were comprised of the following:

	As of December 31,
	2005	2006
Service charges:
Billed	$155,778	$306,228
Unbilled	66,079	16,025
Other	7,937	8,712
Allowance for doubtful accounts	(26,342)	(29,947)

Total	$203,452	$301,018

Unbilled satellite utilization charges represent amounts earned and accrued as receivable from customers for their usage of the Intelsat satellite system prior to the end of the period. These amounts were billed at the beginning of the following period. Other receivables as of December 31, 2006 includes $5,812 of receivables due from our parent, Intelsat Holdings, and relate to funds paid by Intelsat, Ltd. and its subsidiaries on behalf of its parent for the repurchase of parent common stock and some operating expenses in late 2005.

Note 8    Satellites and Other Property and Equipment

Satellites and other property and equipment, including a satellite leased under a capital lease agreement, were comprised of the following:

	As of December 31, 2005	As of December 31, 2006
Satellites and launch vehicles	$3,293,863	$5,105,294
Information systems and ground segment	358,555	480,573
Washington, D.C. building and other	173,142	260,169

Total cost	3,825,560	5,846,036
Less: accumulated depreciation	(498,219)	(1,116,901)

Total	$3,327,341	$4,729,135

Satellites and other property and equipment as of December 31, 2005 and 2006 included construction-in-progress of $97,007 and $533,064, respectively. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $21,452, $92, $10,861 and $28,653 were capitalized in 2004, the period January 1 to January 31, 2005, the period February 1 to December 31, 2005, and 2006 respectively. The satellite under capital lease had a net book value of $22,486 and $15,905 as of December 31, 2005 and 2006, respectively.

Note 9    Satellite Developments

On November 28, 2004, the company’s IA-7 satellite experienced a sudden anomaly in its north electrical distribution system that resulted in the loss of control of the satellite and the interruption of customer services on the satellite. In accordance with its existing satellite anomaly contingency plan, the company made alternative capacity available to its IA-7 satellite customers on other satellites in the Intelsat fleet, and in some cases, using

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

capacity purchased from other satellite operators. On November 30, 2004, the company regained command and control of the IA-7 satellite and, following extensive testing, the satellite was placed back into partial service. The company determined that the north electrical distribution system and the communications capacity associated with it were not operational, but the south electrical distribution system and associated communications capacity were operating normally. In addition, the IA-7 satellite lost redundancy in nearly all of its components and, as a result, the company believes that the satellite faces an increased risk of loss in the future. Following these events, 22 of the satellite’s 48 total transponders, all powered by the south electrical distribution system, were tested, operated normally and became available for service to Intelsat’s customers. The company recorded a non-cash impairment charge of $84,380 during 2004 to write down the IA-7 satellite, which was not insured, to its estimated fair value following the anomaly. The estimated fair value was determined based on a discounted cash flow analysis with the assistance of an independent third-party appraiser.

The company temporarily delayed launch of the IA-8 satellite (acquired in connection with the Loral Transaction) pending the outcome of a failure review board (“FRB”) investigation of the IA-7 anomaly. The failure review board determined that the IA-8 satellite did not include the same design flaw that was identified as the likely cause of the IA-7 anomaly. The IA-8 satellite was successfully launched in June 2005.

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

The company established a failure review board with manufacturer Lockheed Martin Corporation to investigate the cause of the IS-804 anomaly. The IS-804 satellite was a Lockheed Martin 7000 series (“LM 7000 series”) satellite, and the company operates three other satellites in the LM 7000 series, the IS-801, IS-802 and IS-805 satellites. The failure review board released its report in November 2005. The company believes, based on the failure review board’s report, that the IS-804 failure was not likely to have been caused by an IS-804 specific workmanship or hardware element, but is most likely caused by a high current event in the battery circuitry triggered by an electrostatic discharge that propagated to cause the sudden failure of the high voltage power system. Further, the company believes that, although this risk exists for our other LM 7000 series satellites, the risk to any individual satellite is low. The company does not believe that any operational steps or adjustments to our satellite deployment plan are required to mitigate the risk.

In September 2006, the company’s IS-802 satellite experienced a reduction of electrical power capability that resulted in a degraded capability of the satellite. The Company recorded a net non-cash impairment charge of $49.0 million during 2006 to write down the value of the IS-802 satellite, which was not insured, and related deferred performance incentive obligations. The estimated fair value was determined based on a discounted cash flow analysis with the assistance of an independent third-party appraiser. The company established an anomaly review board (“ARB”) with the manufacturer of IS-802, Lockheed Martin Corporation, to investigate the cause of the anomaly. The ARB is expected to release its report during the second quarter of 2007. The IS-802 satellite is an LM 7000 series satellite, and we operate two other satellites in the LM 7000 series, the IS-801 and IS-805 satellites. The ARB has found that this anomaly is significantly different from previous LM 7000 Series spacecraft failures. It is also the first failure of this type on a solar array of the LM 7000 series. We therefore believe that, although this risk exists for our other LM 7000 series satellites, the risk to any individual satellite of having a similar anomaly is low. We do not currently believe that any operational steps or adjustments to our satellite deployment plan are required to mitigate the risk amount of successful operating life with similar designed solar arrays. The company does not currently believe that any operational steps or adjustments to our satellite deployment plan are required to mitigate the risk.

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

Note 10    Launch Vehicle Agreement and Deposit

As of December 31, 2005, the company had a deposit of $32,250 with a launch vehicle provider associated with a previous order that had been cancelled. The deposit could be applied against a definitive launch vehicle order if such vehicle was ordered within a specific timeframe. The company was required to provide a definitive order by January 31, 2006, or the deposit could be claimed by the launch vehicle provider as a termination penalty. During January 2006, the company ordered a specific launch vehicle and made an additional payment of $24,300 to the launch vehicle provider. The deposit and additional amounts paid were capitalized as construction in progress after the definitive order was placed and vehicle construction commenced.

Note 11    Investments

(a)	WildBlue Communications, Inc

The company has an investment of approximately 30% in WildBlue Communications, Inc. (“WildBlue”), a company offering broadband Internet access services in the continental United States via satellite. The company accounts for its investment using the equity method of accounting. Intelsat’s share of losses, of WildBlue are included in other expense, net in the accompanying consolidated statements of operations and were $4,670, $402, $11,913 and $32,507 for 2004, the period January 1, 2005 to January 31, 2005, the period February 1, 2005 to December 31, 2005 and the year ended December 31, 2006, respectively. The investment balances of $39,931 and $7,424 as of December 31, 2005 and December 31, 2006 are included within other assets in the accompanying consolidated balance sheets.

(b)	Horizons-1 and Horizons-2

The company has joint investments with JSAT, a leading satellite operator in the Asia-Pacific region. The joint investments are named Horizons-1 and Horizons-2.

Horizons-1 is fully operational and owns and operates the Horizons-1 satellite in the FSS sector offering service to customers in the Asia-Pacific region. The company accounts for its investment using the equity method of accounting. Intelsat’s share of losses of Horizons-1 are included in other income (expense), net in the accompanying consolidated statements of operations and was $97 for the year ended December 31, 2006. The investment balance of $22,070 as of December 31, 2006 is included within other assets in the accompanying consolidated balance sheets.

Horizons-2 will build and launch a Ku-band satellite to replace the SBS-6 satellite at 74.05 degrees west longitude. The satellite will support digital video, high-definition television and IP-based content distribution networks to broadband Internet and satellite news gathering services in the United States. This Horizons-2 satellite is currently being constructed and is expected to be in service by the first quarter of 2009. The total joint investment is expected to be approximately $213,000, of which each of the joint venture partners is required to fund their 50% share beginning in early 2008. The contribution obligation arises from our obligation to fund amounts due under Horizon-2’s loan agreement with a third-party lender. The company has entered into a security and pledge agreement with the lender and pursuant to this agreement, granted a security interest in our contribution obligation to the lender, therefore, we have recorded this obligation as an indirect guarantee in accordance with FASB Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Indebtedness of Others (“FIN 45”). The company’s investment is being accounted for using the equity method. As of December 31, 2006, the investment balance of $37,323 is included within the other assets and the company has recorded a liability of $37,323 within the consolidated financial statements in relation to the future funding of this investment in Horizons-2.

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

Note 12    Goodwill and Other Intangible Assets

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consists of the following:

	As of December 31,
	2005	2006
Backlog and other	$380,000	$591,400
Customer relationships	138,188	283,988
Technology	10,000	10,000

Subtotal	528,188	885,388
Less: accumulated amortization	(34,925)	(100,384)

Total	$493,263	$785,004

Customer relationships are amortized over their weighted useful lives of approximately 13 years. Backlog is amortized over its weighted useful life of approximately 10 years. Technology is amortized over a weighted useful life of 6 years. The company recorded amortization expense of $34,925 for the year ended December 31, 2005 and $65,459 for the year ended December 31, 2006.

Scheduled amortization charges for the intangible assets as of December 31, 2006 are as follows:

As of December 31, 2006
2007	$93,502
2008	92,694
2009	86,804
2010	84,028
2011	67,140
2012 and thereafter	360,836

Total	$785,004

The carrying amounts of acquired intangible assets not subject to amortization consist of the following:

	As of December 31, 2005	As of December 31, 2006
Goodwill	$111,388	$3,908,032
Tradename	$30,000	$30,000
Orbital locations	$530,000	$1,646,600

During the fourth quarter of each year presented, the company completed its annual assessment of potential impairment of goodwill and other intangible assets not subject to amortization. No impairment changes were recorded as a result of this annual assessment for impairment.

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

Note 13    Long-Term Debt

The carrying amounts and estimated fair values of notes payable and long-term debt were as follows:

	As of December 31, 2005		As of December 31, 2006
	Amount	Fair Value	Amount	Fair Value
Intelsat, Ltd.:
6 1/2% Senior Notes due November 2013	$700,000	$521,500	$700,000	$589,800
Unamortized discount on 6 1/2% Senior Notes	(105,957)	—	(98,921)	—
7 5/8% Senior Notes due April 2012	600,000	481,500	600,000	553,500
Unamortized discount on 7 5/8% Senior Notes	(50,062)	—	(45,352)	—
5 1/4% Senior Notes due November 2008	400,000	363,000	400,000	389,500
Unamortized discount on 5 1/4% Senior Notes	(19,038)	—	(13,068)	—

Total Intelsat, Ltd. obligations	1,524,943	1,366,000	1,542,659	1,532,800

Intelsat Sub Holdco:
Floating Rate Senior Notes due January 2012	1,000,000	1,015,000	1,000,000	1,010,000
8 1/4% Senior Notes due January 2013	875,000	875,000	875,000	892,500
8 5/8% Senior Notes due January 2015	675,000	681,800	675,000	704,500
Senior Secured Credit Facilities, due July 2011	347,375	350,400	—	—
Senior Secured Credit Facilities, due July 2013	—	—	344,750	344,750
Capital lease obligations	27,971	27,971	18,605	18,605
7% Note payable to Lockheed Martin Corporation due annually from 2007 to 2011	20,000	20,000	20,000	20,000

Total Intelsat Sub Holdco obligations	2,945,346	2,970,171	2,933,355	2,990,355

Intermediate Holdco:
9 1/4% aggregate principal amount at maturity of $478,700 Senior Discount Notes due February 2015	—	—	362,276	277,100

Intelsat Bermuda:
Floating Rate Senior Notes due June 2013	—	—	260,000	273,000
9 1/4% aggregate principal amount at maturity of $478,700 Senior Discount Notes due February 2015	330,824	311,200	—	—
11 1/4% Senior Notes due June 2016	—	—	1,330,000	1,459,700
9 1/4% Senior Notes due June 2016	—	—	750,000	807,200
11 1/4% (LIBOR + 5.74%) Bridge Loan	—	—	600,000	603,000

Total Intelsat Bermuda obligations	330,824	311,200	2,940,000	3,142,900

Intelsat Corp:
Senior Secured Credit Facilities, due January 2014	—	—	1,635,100	1,651,500
Senior Secured Credit Facilities, due July 2012	—	—	355,910	356,800
9% Senior Notes due August 2014	—	—	656,320	693,200
Unamortized premium on 9% Senior Notes	—	—	16,329	—
9% Senior Notes due January 2016	—	—	575,000	610,200
6 3/8% Senior Notes due January 2008	—	—	150,000	150,000
Unamortized discount on 6 3/8% Senior Notes	—	—	(337)	—
6 7/8% Senior Notes due January 2028	—	—	125,000	113,800
Unamortized discount on 6 7/8% Senior Notes	—	—	(13,187)	—
8 1/2% Senior Notes due June 2012	—	—	1,190	1,190

Total Intelsat Corp obligations	—	—	3,501,325	3,576,690

Total Intelsat, Ltd. Long-term debt	4,801,113	4,647,371	11,279,615	11,519,845

Less:
Current portion of capital lease obligations	7,597		8,237
Current portion of long-term debt	3,500		61,580

Total current portion	11,097		69,817

Total long-term debt, excluding current portion	$4,790,016		$11,209,798

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

Required principal repayments of long-term debt, excluding payments on capital lease obligations, over the next five years and thereafter as of December 31, 2006 are as follows:

Year	Amount
2007	$60,389
2008	619,287
2009	95,981
2010	95,981
2011	93,205
2012 and thereafter	10,567,127

Total	$11,531,970

Except as described below, the fair values were based on available market information or quoted prices. The fair value of the note payable to Lockheed Martin Corporation is assumed to equal the book value of the note, since payment of up to $15,000 of the $20,000 note balance is contingent upon the non-occurrence of certain events that are outside the control of the company, such as certain governmental actions relating to a facility acquired in connection with the COMSAT World Systems transaction. Because of the contingency, the company does not believe it is practicable to determine the fair value of the note.

The credit agreements governing our senior secured credit facilities and the indentures governing our outstanding notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us. Our senior secured credit facilities also include a financial covenant that requires us not to exceed a maximum senior secured leverage ratio. In addition, our senior secured credit facilities require that we use a portion of the proceeds of certain asset sales, in excess of specified amounts, that are not reinvested in our business to repay indebtedness under such facilities. The credit agreements governing our senior secured credit facilities and the indentures governing our outstanding notes also include covenants (subject to a number of qualifications) restricting, among other things, our ability to pay dividends, or make redemptions, repurchases or distributions with respect to capital stock; make certain loans or investments; engage in mergers, acquisitions, asset sales and sale and lease-back transactions; and engage in transactions with affiliates.

(a)	Intelsat, Ltd.

Senior Notes due 2008, Senior Notes due 2012, and Senior Notes due 2013

The 5 1/4% Senior Notes due 2008, 7 5/8% Senior Notes due 2012 and the 6 1/2% Senior Notes due 2013 are senior unsecured obligations of Intelsat, Ltd. and all rank equally with one another. Interest is payable on the 5 1/4% Senior Notes due 2008 and the 6 1/2% Senior Notes due 2013 semi-annually on May 1 and November 1 of each year. Interest is payable on the 7 5/8% Senior Notes due 2012 semi-annually on April 15 and October 15 of each year.

(b)	Intelsat Sub Holdco

Floating Rate Senior Notes due 2012, Senior Notes due 2013 and Senior Notes due 2015

On January 28, 2005, Intelsat Bermuda issued $875,000 in aggregate principal amount of its 8 1/4% Senior Notes due 2013 and $675,000 in aggregate principal amount of its 8 5/8% Senior Notes due 2015, referred to together as the Fixed Rate Notes, and $1,000,000 in aggregate principal amount of its Floating Rate Senior Notes due 2012, referred to as the Floating Rate Senior Notes due 2012 (see The Refinancings below). Together the Floating Rate Notes and Fixed Rate Notes are known as the Acquisition Finance Notes, which in each case were issued in private placement to initial purchasers who resold the notes pursuant to Rule 144A in the United States and in accordance with Regulation S outside of the United States.

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

As part of the Transfer Transactions, Intelsat Sub Holdco became the obligor on the acquisition finance notes, and Intelsat Bermuda executed a supplemental indenture pursuant to which it became a guarantor of the acquisition finance notes. On March 17, 2006, Intelsat Sub Holdco exchanged substantially all of the unregistered acquisition finance notes for notes registered under the Securities Act, through an exchange offer conducted pursuant to a registration rights agreement entered into with the initial purchasers of the acquisition finance notes. On July 3, 2006, Intelsat Bermuda transferred substantially all of its assets to Intermediate Holdco and Intermediate Holdco assumed substantially all of the then-existing liabilities of Intelsat Bermuda, including Intelsat Bermuda’s guarantee of the acquisition finance notes. Intelsat Bermuda, Intermediate Holdco and Intelsat Sub Holdco executed a supplemental indenture pursuant to which Intermediate Holdco affirmed the guarantee of the Acquisition Finance Notes that it assumed in connection with the transfer of Intelsat Bermuda’s liabilities to Intermediate Holdco and Intelsat Bermuda became a guarantor of the acquisition finance notes.

Interest is payable on the Acquisition Finance Notes semi-annually on January 15 and July 15, commencing, in the case of the registered Acquisition Finance Notes, on July 15, 2006. Intelsat Sub Holdco may redeem some or all of the Floating Rate Senior Notes due 2012 at any time at the redemption prices set forth in the Floating Rate Senior Notes due 2012. Intelsat Sub Holdco may also redeem up to 35% of the outstanding Fixed Rate Notes before January 15, 2008 with the proceeds of certain equity offerings and capital contributions subject to limitations and at redemption prices set forth in the acquisition finance notes.

The Acquisition Finance Notes are senior unsecured obligations of Intelsat Sub Holdco and rank equally with Intelsat Sub Holdco’s other senior unsecured indebtedness. The Acquisition Finance Notes are guaranteed by Intelsat Ltd., Intelsat Bermuda and certain subsidiaries of Intelsat Sub Holdco. In connection with the PanAmSat Acquisition Transactions, Intermediate Holdco executed a supplemental indenture pursuant to which it became a guarantor of the acquisition finance notes.

The Intelsat Sub Holdco Floating Rate Senior Notes due 2012 bear interest at the LIBOR rate plus 487.5 basis points and the interest rate resets every six months. The interest rate on these notes increased to 10.484% on July 15, 2006, the most recent reset date.

Senior Secured Credit Facilities

In connection with the PanAmSat Acquisition Transactions, Intelsat Sub Holdco (as borrower) and Intermediate Holdco (as guarantor), entered into a new credit agreement (the “New Sub Holdco Credit Agreement”), dated as of July 3, 2006 and terminated the prior senior secured credit facilities. Intelsat Sub Holdco’s prior senior secured credit facilities were terminated without penalty in connection with the PanAmSat Acquisition Transactions, and all outstanding balances, plus accrued interest, were paid to the previous credit facility lenders on July 3, 2006. The New Sub Holdco Credit Agreement provides for a $344,750 Tranche B Term Loan facility with a seven-year maturity and a $300,000 revolving credit facility with a six-year maturity.

Up to $200,000 of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35,000 of the revolving credit facility is available for swingline loans. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. The revolving credit facility is available on a revolving basis during the period beginning on July 3, 2006 and terminating six years later. In addition, Intelsat Sub Holdco is required to pay a commitment fee of 0.375% per annum for any unused commitments under the revolving credit facility. No amounts were outstanding under the New Sub Holdco Credit Agreement Revolving Credit facility as of December 31, 2006; however, $20.0 million in letters of credit were issued and outstanding under the facility. As a result, the borrowing availability under the revolving credit facility was $280,000 at this date.

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

The interest rates for the borrowings under the New Sub Holdco Credit Agreement range from the LIBOR rate plus 200 basis points to the LIBOR rate plus 225 basis points, or the Above Bank Rate (“ABR”) which is the rate for any day, a rate per annum (rounded upwards, if necessary, to the next 1/16 of 1.00%) equal to the greater of (a) the Prime Rate in effect on such day or (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00%, as defined in the New Sub Holdco Credit Agreement, plus 1% to the ABR plus 1 1/2%, depending on certain financial measures. The ABR and LIBOR are determined as specified in the New Sub Holdco Credit Agreement (see The Refinancings below).

Obligations under the New Sub Holdco Credit Agreement are guaranteed by certain of Intelsat’s subsidiaries, as well as by Intermediate Holdco, and secured by a perfected first priority security interest to the extent legally permissible in substantially all of the tangible and intangible assets of the borrower and guarantors, with certain agreed exceptions.

(c)	Intermediate Holdco

Senior Discount Notes due 2015

On February 11, 2005, Intelsat, Ltd. and Zeus Special Subsidiary Limited issued $478,700 in aggregate principal amount at maturity of 9 1/4% Senior Discount Notes due 2015, referred to as the discount notes. The discount notes were issued in a private placement to an initial purchaser who resold the notes pursuant to Rule 144A in the United States and in accordance with Regulation S outside of the United States. As part of the Transfer Transactions, Intelsat Bermuda became an obligor on the discount notes in place of Zeus Special Subsidiary Limited. On July 3, 2006, Intelsat Bermuda transferred substantially all of its assets to Intermediate Holdco and Intermediate Holdco assumed substantially all of the then-existing liabilities of Intelsat Bermuda, including the discount notes. Intelsat Bermuda, Intermediate Holdco and Intelsat, Ltd. executed two supplemental indentures pursuant to which Intermediate Holdco affirmed its obligations as issuer of the discount notes that it assumed in connection with the transfer of Intelsat Bermuda’s liabilities to Intermediate Holdco and Intelsat Bermuda became a guarantor of the discount notes. In September 2006, Intermediate Holdco exchanged all of the unregistered discount notes for notes registered under the Securities Act, through an exchange offer conducted pursuant to a registration rights agreement entered into with the initial purchaser of the discount notes.

Until February 1, 2010, interest will accrue on the discount notes at the rate of 9 1/4% per annum in the form of an increase in the accreted value (representing amortization of original issue discount) between the date of original issuance and February 1, 2010. Cash interest is payable on the discount notes semi-annually on February 1 and August 1, beginning on August 1, 2010. On and after February 1, 2010, Intermediate Holdco may redeem some or all of the discount notes at any time at the redemption prices set forth in the discount notes. Intermediate Holdco may also redeem up to 35% of the outstanding discount notes before February 1, 2008 with the proceeds of certain equity offerings and capital contributions subject to limitations and at redemption prices set forth in the discount notes.

The discount notes are senior unsecured obligations of Intermediate Holdco and Intelsat, Ltd. and rank equally with the other senior unsecured indebtedness of Intermediate Holdco and Intelsat, Ltd. In connection with the PanAmSat Acquisition Transactions, Intelsat Bermuda executed a supplemental indenture pursuant to which it became a guarantor of the discount notes.

(d)	Intelsat Bermuda

2013 Floating Rate Notes, 2016 Non-Guaranteed Senior Notes, and 2016 Guaranteed Senior Notes

On July 3, 2006, in connection with the PanAmSat Acquisition Transactions, Intelsat Bermuda issued $260,000 million in aggregate principal amount of its Floating Rate Senior Notes due 2013, referred to as the

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

Bermuda 2013 Floating Rate Notes, $1,330,000 in aggregate principal amount of its 11 1/4% Senior Notes due 2016, referred to as the Bermuda 2016 Non-Guaranteed Senior Notes, and $750,000 in aggregate principal amount of its 9 1/4% Senior Notes due 2016, referred to as the Bermuda 2016 Guaranteed Senior Notes. Together the Bermuda 2013 Floating Rate Notes, Bermuda 2016 Non-Guaranteed Senior Notes, and the Bermuda 2016 Guaranteed Senior Notes are known as the 2006 Intelsat Bermuda Notes, which in each case were issued in a private placement to initial purchasers who resold the notes pursuant to Rule 144A in the United States and in accordance with Regulation S outside of the United States.

Interest is payable on the 2006 Intelsat Bermuda Notes semi-annually on June 15 and December 15, commencing, on December 15, 2006. Intelsat Bermuda may redeem some or all of the Bermuda 2013 Floating Rate Notes, the Bermuda 2016 Non-Guaranteed Senior Notes and the Bermuda 2016 Guaranteed Senior Notes at any time prior to June 15, 2008, June 15, 2011 and June 15, 2011, respectively, at the redemption prices set forth in the 2006 Intelsat Bermuda Notes. Intelsat Bermuda may also redeem up to 35% of the outstanding 2016 Notes or 2016 Guaranteed Notes, as applicable, before June 15, 2009, and 100% of the outstanding 2016 Floating Rate Notes before June 15, 2008, with the proceeds of certain equity offerings and capital contributions subject to limitations and at redemption prices set forth in the 2006 Intelsat Bermuda Notes.

The 2006 Intelsat Bermuda Notes are senior unsecured obligations of Intelsat Bermuda and rank equally with Intelsat Bermuda’s other senior unsecured indebtedness. The Bermuda 2016 Guaranteed Senior Notes are guaranteed by Intelsat, Ltd., Intelsat Sub Holdco and certain subsidiaries of Intelsat Sub Holdco. The Bermuda 2013 Floating Rate Notes and the Bermuda 2016 Non-Guaranteed Senior Notes are guaranteed by Intelsat, Ltd.

The Intelsat Bermuda Floating Rate Senior Notes due 2013 bear interest at the LIBOR rate plus 600 basis points and the interest rate resets every six months. At December 31, 2006, the interest rate on the Bermuda 2013 Floating Rate Notes was 11.354% (LIBOR plus 6%).

Senior Unsecured Credit Facility

On July 3, 2006, in connection with the PanAmSat Acquisition Transactions, Intelsat Bermuda entered into a senior unsecured credit facility with affiliates of certain of the initial purchasers of the Bermuda 2016 Non-Guaranteed Senior Notes to provide financing of $600,000. This borrowing by Intelsat Bermuda is referred to as the Senior Unsecured Bridge Loan. Borrowings under the Senior Unsecured Bridge Loan are unsecured and not guaranteed by any other entities. If the loans outstanding under the Senior Unsecured Bridge Loan are not repaid within one year after the date of borrowing, the loans will be automatically exchanged for exchange notes in the same principal amount, maturing ten years after the date of borrowing. The exchange notes are to be issued by Intelsat Bermuda pursuant to a form of indenture attached to the credit agreement governing the Senior Unsecured Bridge Loan (the “Bridge Credit Agreement”). Holders of the exchange notes will have registration rights. Borrowings under the Senior Unsecured Bridge Loan bear interest at the LIBOR rate plus 600 basis points, 11 1/4% interest rate at December 31, 2006. In no event will such interest rate exceed 11 1/4% (see The Refinancings below).

(e)	Intelsat Corp

2014 Senior Notes

In August 2004, Intelsat Corp issued $1,010,000 of 9% Senior Notes due 2014, referred to as the Intelsat Corp 2014 Senior Notes. Interest on these notes is payable semi-annually on February 15 and August 15 of each year. Prior to the PanAmSat Acquisition Transactions, Intelsat Corp redeemed $353,500 of these notes. In August 2006, following the PanAmSat Acquisition Transactions, Intelsat Corp commenced a Change of Control

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

Offer to repurchase the outstanding 9% senior notes and approximately 0.03% of the holders of the notes accepted the Change of Control Offer. Approximately $656,320 of these notes remained outstanding as of December 31, 2006.

2016 Senior Notes

On July 3, 2006, in connection with the PanAmSat Acquisition Transactions, Intelsat Corp issued $575,000 of its 9% Senior Notes due 2016, referred to as the Intelsat Corp 2016 Senior Notes. Interest on these notes is payable semi-annually on June 15 and December 15 of each year, beginning December 15, 2006. These notes mature on June 15, 2016. Prior to June 15, 2011, PanAmSat Opco has the option to redeem all or a portion of these notes at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Intelsat Corp may also redeem these notes on or after June 15, 2011 at par plus accrued interest plus a premium equal to 104.5%, which premium shall decline ratably on each yearly anniversary of the date of issuance to zero on the date that is two years prior to the maturity date of these notes. In addition, until June 15, 2009, Intelsat Corp may redeem up to 35% of the outstanding notes with the proceeds of certain equity offerings and capital contributions.

2008 Senior Notes and 2028 Senior Debentures

The 6 3/8% Senior Notes due 2008, referred to as the Intelsat Corp 2008 Senior Notes, and 6 7/8% Senior Debentures due 2028, referred to as the Intelsat Corp 2028 Senior Debentures, were issued pursuant to an indenture, dated January 16, 1998, between Intelsat Corp and J.P. Morgan Chase Bank, N.A. (f/k/a The Chase Manhattan Bank), as Trustee. The Intelsat Corp 2008 Senior Notes are limited to $150,000 aggregate principal amount and the Intelsat Corp 2028 Senior Debentures are limited to $125,000 aggregate principal amount, in each case all of which is presently outstanding. The indenture governing these securities contains limitations on Intelsat Corp’s ability to incur liens and enter into sale and lease-back transactions. These notes and debentures are secured equally and ratably with respect to certain pledged collateral under Intelsat Corp’s senior secured credit facilities.

2012 Senior Notes

Intelsat Corp had approximately $1,190 aggregate principal amount of its 8 1/2% Senior Notes due 2012, referred to as the Intelsat Corp 2012 Senior Notes, outstanding after completing a tender offer for those bonds. In connection with that tender offer, Intelsat Corp also received the consent of the holders of these notes to eliminate substantially all of the restrictive covenants contained in the indenture related thereto. The remaining notes rank equal in right of payment with the Intelsat Corp 2014 Senior Notes and the Intelsat Corp 2016 Senior Notes.

As part of the PanAmSat Acquisition Transactions, Intelsat Corp’s pre-acquisition fixed-rate long-term debt was revalued based on quoted market prices, resulting in a net fair value purchase price increase of approximately $3,400. This net fair value purchase price increase is being amortized to interest expense over the remaining term of the notes. The amortization of the net fair value purchase price increase for the July 1, 2006 through December 31, 2006 reduced interest expense by approximately $595. The $1,190 principal amount outstanding of Intelsat Corp 2012 Senior Notes was redeemed in full on March 16, 2007, and is no longer outstanding.

Senior Secured Credit Facilities

On July 3, 2006, in connection with the PanAmSat Acquisition Transactions, Intelsat Corp amended and restated its senior secured credit facilities. Intelsat Corp’s senior secured credit facilities consist of $355,910 Tranche A-3 Term Loan with a six-year maturity, a $1,635,100 Tranche B-2 Term Loan facility with a seven and one-half year maturity, and a $250,000 revolving credit facility that matures on July 3, 2012.

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

Up to $150,000 of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35,000 of the revolving credit facility is available for swingline loans. Intelsat Corp is required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, which, as of December 31, 2006 on an annual basis was  3/8%. As of December 31, 2006, Intelsat Corp had outstanding letters of credit of $54.6 million and the revolving credit facility was un-drawn. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. Availability under the revolving credit facility was $195,428 at December 31, 2006. The revolving credit facility is available on a revolving basis from July 3, 2006 and matures on July 3, 2012. Any amounts borrowed under the revolving credit facility would bear interest at LIBOR plus 2.125% as of December 31, 2006, although this interest rate is subject to adjustment based on our total leverage ratio.

Interest rates under the Intelsat Corp Amended and Restated Credit Agreement range from LIBOR plus 2.125% to LIBOR plus 2.875% or ABR plus 1.125% to ABR plus 1.875%, depending on certain financial measures. Obligations under the Intelsat Corp Amended and Restated Credit Agreement continue to be guaranteed by certain of Intelsat Corp’s subsidiaries and are secured by a perfected first priority security interest to the extent legally permissible in substantially all of the borrower’s and the guarantors’ tangible and intangible assets, with certain agreed exceptions, as was the case with Intelsat Corp’s March 2005 Amended and Restated Credit Agreement. The interest rates on the A-3 Term Loan and B-2 Term Loan reset on October 2, 2006, and the interest rates decreased to 7.497% (LIBOR plus 2.125%) and 7.872% (LIBOR plus 2.500%), respectively. At December 31, 2006, the interest rates remained the same for both the Term Loan A-3 facility (7.497%) and the Term Loan B-2 facility (7.872%) (see The Refinancings below).

The Refinancings

On January 12, 2007, Intelsat Bermuda issued $600,000 in Floating Rate Senior Notes due 2015, referred to as the Refinancing Notes. The net proceeds of this offering, together with cash on hand, were used to repay the $600,000 Senior Unsecured Bridge Loan, and to pay related fees and expenses. On January 19, 2007, Intelsat Sub Holdco amended the New Sub Holdco Credit Agreement to reduce the Term Loan B facility interest rate from a range of LIBOR plus 2.00% to LIBOR plus 2.25% to a range of LIBOR plus 1.75% to LIBOR plus 2.00%. Also on January 19, 2007, Intelsat Corporation further amended its Amended and Restated Credit Agreement to reduce the Term Loan A-3 interest rate and Term Loan B-2 interest rate from a range of LIBOR plus 2.125% to LIBOR plus 2.875% to a range of LIBOR plus 1.75% to LIBOR plus 2.00%. In addition, on February 2, 2007, Intelsat Bermuda borrowed a $1,000,000 term loan due 2014 pursuant to a new unsecured credit agreement, referred to as the Intelsat Bermuda Unsecured Credit Agreement. The proceeds of the borrowing thereunder were contributed to Intermediate Holdco, and Intermediate Holdco contributed the proceeds to Intelsat Sub Holdco, which used the proceeds, together with cash on hand, to redeem its outstanding $1,000,000 Floating Rate Senior Notes due 2012 and pay the related premium, fees and expenses. The issuance of the Refinancing Notes, the amendments to Intelsat Sub Holdco and Intelsat Corp’s credit agreements, the borrowing under the Intelsat Bermuda Unsecured Credit Agreement and the related repayment of Intelsat Bermuda’s Senior Unsecured Bridge Loan and redemption of Intelsat Sub Holdco’s $1,000,000 Floating Rate Senior Notes due 2012 are referred to collectively as the Refinancings.

Note 14    Derivative Instruments and Hedging Activities

Interest Rate Swaps

As of December 31, 2006, the company held cash flow interest rate swaps with a notional amount of $1,250,000 which were acquired as part of the PanAmSat Acquisition Transactions. The notional amount will

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

amortize down to $625,000 from March 14, 2008 until expiration on March 15, 2010. These swaps were entered into as hedges to reduce the variability in cash flow on a portion of the company’s floating-rate term loans. On a quarterly basis, the company receives a floating rate in interest equal to the three-month LIBOR and pays a fixed rate of interest that is subject to scheduled rate increases. On December 31, 2006, the rate the company would pay averaged 4.61% and the rate the company would receive averaged 5.36%.

The counterparties to these agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreement, the company’s exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. The company does not anticipate non-performance by the counterparties.

These interest rate swaps hedge against the variability in interest payments that would result from a change in interest rates. In evaluating the changes in fair value of the underlying term loan with those of the interest rate swaps to meet the required criteria under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, these derivative instruments do not qualify for hedge accounting treatment in our consolidated financial statements, and so the changes in the fair value of these instruments are recognized in earnings during the period of change. During 2006, the company recorded a loss of $11,731 as a result of the change in the fair value of the interest rate swaps. As of December 31, 2006, $391 related to the fair value of the swap was included in prepaid expense and $6,980 of the asset was included in other assets on our consolidated balance sheet.

Note 15    Income Taxes

The provision for income taxes from continuing operations consisted of the following:

	Predecessor Entity		Successor Entity
	2004	January 1 to January 31, 2005	February 1 to December 31, 2005	2006
Current	$5,947	$3,815	$28,621	$44,249
Deferred	12,700	585	(5,849)	(25,399)

Total provision for income taxes	$18,647	$4,400	$22,772	$18,850

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

The difference in the company’s tax expense for the year ended December 31, 2004, the period from January 1, 2005 to January 31, 2005, the period from February 1, 2005 to December 31, 2005 and the year ended December 31, 2006 is primarily caused by higher pre-tax book income in the company’s historical U.S. and U.K. subsidiaries resulting from an increase in net interest income from the restructuring of certain intercompany balances in connection with the Acquisition Transaction in January 2005, offset by book losses at the company’s recently acquired Intelsat Holdco subsidiary. Because Bermuda does not currently impose an income tax, Intelsat’s statutory tax rate is zero. The difference between tax expense reported in the consolidated statements of operations and tax computed at statutory rates is attributable to the provision for foreign taxes, which were principally in the U.S. and U.K. as well as withholding taxes on revenue earned in many of our foreign markets.

	As of December 31,
	2005	2006
Deferred tax assets
Accruals and advances	$4,569	$36,222
Performance incentives	—	41,389
Sales type leases	—	36,217
Customer deposits	—	37,278
Debt issuance costs	—	28,528
Bad debt reserve	6,169	10,121
Amortizable intangible assets	6,425	—
Accrued retirement benefits	42,077	31,954
Net operating loss carry forward	407	76,095
Alternative minimum tax credit carry forward	—	17,951
Other	—	3,269

Total deferred tax assets	59,647	319,024

Deferred tax liabilities
Satellites and other property and equipment	(54,514)	(191,988)
Amortizable intangible assets	—	(114,543)
Non-amortizable intangible assets	—	(408,960)
Unrealized gain on available-for-sale securities	(111)	—
Other	(997)	(19,863)

Total deferred tax liabilities	(55,622)	(735,354)

Valuation allowance	—	(698)

Net deferred income tax liability	$4,025	$(417,028)

Current deferred tax assets and liabilities net to a current deferred tax asset of $10,752 as of December 31, 2005 while current deferred tax assets and liabilities were $42,403 and $948 as of December 31, 2006 respectively. Non-current deferred tax assets and liabilities were $6,844 and $13,571 as of December 31, 2005, and $1,724 and $460,207 as of December 31, 2006 respectively. Non-current deferred tax assets are included in other assets as of December 31, 2006.

As of December 31, 2005 and December 31, 2006, the company had income taxes payable, excluding tax contingencies, of $10,150 and $1,217, respectively.

As of December 31, 2006, the company provided a $698 valuation allowance against its deferred tax assets of certain subsidiaries. Other than this valuation allowance, the company believes it is more likely than not that it will fully utilize its deferred tax assets against reversing future taxable temporary differences and against the

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

future taxable income earned by its subsidiaries in taxable jurisdictions. The company has significant operations in taxable jurisdictions; principally the U.S. and U.K. Certain of the operations of these subsidiaries are controlled by various intercompany agreements which provide these subsidiaries with predictable operating profits. Other subsidiaries, principally those included in the Intelsat Corporation group of companies, are subject to the risks of the company’s overall business conditions which make their earnings less predictable. As of December 31, 2005 and 2006, our balance sheet includes a deferred tax asset in the amount of $407 and $94,046, respectively, attributable to the future benefit from the utilization of certain net operating loss carryforwards and alternative minimum tax credits carryforwards. As of December 31, 2006, the company had U.S. federal, state and foreign tax net operating loss carryforwards of $222,740 expiring between 2014 and 2027 and net operating loss carryforwards of $10,636 having no expiration. The company’s alternative minimum tax credit was $17,951 which may be carried forward indefinitely.

The U.S. federal income tax returns of Intelsat Global Service Corporation, an indirect subsidiary of the company, for the period July 19, 2001 to December 31, 2001 and the tax years ended December 31, 2002 and 2003 are currently under examination by the Internal Revenue Service. In 2006, the Internal Revenue Service completed an examination of the GM consolidated tax group for the years 2001-2003 of which an indirect subsidiary of the group was a member. The audit was conducted under the Internal Revenue Service’s Limited Issue Focused Examination (“L.I.F.E.”) program which included a review of certain issues relating to our indirect subsidiary. The examination was concluded with no significant adjustment to items relating to our indirect subsidiary. As a result, the company has reduced its reserve for tax contingencies and related DIRECTV receivable by $13,706 during 2006. Any amounts that would have been payable under the examination were fully indemnified under the tax separation agreement with The DIRECTV Group.

The income tax returns for two U.K. indirect subsidiaries of the company are currently under examination by the U.K. tax authorities; Intelsat Global Sales & Marketing Ltd. for the years ended December 31, 2001, 2002, 2003 and 2004 and PanAmSat Europe Ltd., for the year ended December 31, 2003. As a result of the company’s operating structure, the company and its affiliates have entered into various intercompany agreements which have been, at least in part, the focus of the tax authorities in both the U.S. and the U.K. While the ultimate outcome of such examinations cannot be predicted, the company provides for such contingencies as part of its yearly tax provision.

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

In addition, our indirect subsidiary, Intelsat Corporation, has outstanding tax claims related to withholding taxes assessed on revenue derived from broadcasters inside and outside of India who broadcast from or into India. The total amount assessed for all periods from March 31, 1996 through March 31, 2004 is approximately $73,156. We are contesting the imposition of such taxes. On August 11, 2006, the Income Tax Appellate Tribunal in New Delhi issued a decision which overturned the tax assessment for the 1997/98 assessment year. If the decision is not appealed or is ultimately upheld on appeal, this decision would resolve the dispute at issue in our favor. We have been informed that the tax authorities have appealed this decision to the High Court. While this contest proceeds, we have been required to advance cash and provide letters of credit totaling approximately $54,673. As of December 31, 2006, we had paid cash of approximately $1,264 related to these assessment years. If unsuccessful

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

in our contest, we could be subject to comparable claims for subsequent years. The DIRECTV Group, which controlled Intelsat Corporation in periods prior to August 20, 2004, has agreed to indemnify us for these and certain other taxes related to any periods or portions of such periods ending on or prior to August 20, 2004 in amounts equal to 80% of the first $75,000 of such taxes and 100% of such taxes in excess of the first $75,000. As a result, our net tax liability related to these periods is capped at $15,000. As of December 31, 2006 we have recorded a tax indemnification receivable related to these periods of $33,675.

Tax Contingency

Prior to August 20, 2004, the company’s recently acquired subsidiary, Intelsat Corp, joined with The DIRECTV Group and General Motors Corporation (“GM”) in filing a consolidated U.S. Federal income tax return. In April 2004, Intelsat Corp entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among Intelsat Corp and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify Intelsat Corp for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from Intelsat Corp regarding any liability for the federal or consolidated state or local income taxes of GM and The DIRECTV Group, except those income taxes Intelsat Corp is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corp for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of a PanAmSat Recapitalization which occurred on August 20, 2004 in amounts equal to 80% of the first $75,000 of such other taxes and 100% of any other taxes in excess of the first $75,000. As a result, Intelsat Corp’s tax exposure after indemnification related to these periods is capped at $15,000. The tax separation agreement with DIRECTV was effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relate.

The company’s income tax provision, prior to and including 2006, includes estimates of potential tax expense for the possible reduction upon the Internal Revenue Service (“IRS”) audit of the tax benefits the company derived from a deduction for the extra-territorial income, or ETI, and its predecessor regime (the Foreign Sales Corporation) as well as for the potential tax expense that may arise from an adverse outcome from our foreign tax withholding issues. For all years prior to and including 2006, the company has assessed the minimum and maximum exposure for federal tax issues, including Foreign Sales Corporation and ETI issues, as well as foreign tax withholding issues, and has provided taxes in the amount of the estimated exposure.

Note 16    Retirement Plans and Other Retiree Benefits

(a)	Pension and Other Post-Retirement Benefits

Intelsat maintains a noncontributory defined benefit retirement plan covering substantially all employees hired prior to July 19, 2001. The cost of providing benefits to eligible participants under the defined benefit retirement plan is calculated by an actuary using the plan’s benefit formulas, which take into account the participants’ remuneration, dates of hire, years of eligible service, and certain actuarial assumptions. Effective January 1, 2006, certain cost-of-living adjustments and surviving spouse benefits that are attributable to pre-2002 accrued benefits, as defined, are limited to compensation earned through December 31, 2005; benefits accrued after December 31, 2005 are not taken into account in determining a surviving child’s death benefit (as defined in the plan), and transfers into the plan from Intelsat’s Supplement Retirement Income Plan are subject to certain limitations. Intelsat has historically funded the defined benefit retirement plan based on actuarial advice using the projected unit credit cost method. Concurrent with Intelsat’s privatization in 2001, the defined benefit retirement plan became subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Intelsat expects that its future contributions to the defined benefit retirement plan will be based on the minimum funding requirements of the Internal Revenue Code and on the plan’s funded status. Based on these criteria, the

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

company was not required to make additional contributions in 2006 to the defined benefit retirement plan, and it does not currently expect that it will be required to make any such contributions during 2007.

In addition, as part of its overall medical plan, Intelsat provides post-retirement medical benefits to certain current retirees, as well as to employees hired prior to January 1, 2004 who meet certain criteria. The program to provide these post-retirement medical benefits is unfunded, and the cost of this program is calculated by an actuary based on the level of benefits provided, years of service and certain other factors. Effective January 1, 2006, the company amended its post-retirement medical benefits program to provide retiree medical benefits only to employees who remain continuously employed by the company until retirement, who are enrolled in the company’s medical plan at retirement, and who met all of the following requirements as of December 31, 2005: they were at least age 45, had completed at least five years of service, and had age plus years of service greater than or equal to 60.

Expenses for the company’s defined benefit pension plan and for post-retirement medical benefits that are provided under the company’s medical plan are developed from actuarial valuations. The following summarizes the projected benefit obligations, plan assets and funded status of the defined benefit pension plan, as well as the projected benefit obligations of the post-retirement medical benefits provided by the company under its medical plan, each as of December 31, 2005 and 2006 based on valuation dates of September 30, 2005 and 2006, respectively. The October 1, 2005 pension benefit obligation includes a $6,194 decrease from the September 30, 2005 balance due to incorrect participant information in prior years which resulted in an overstatement of the benefit obligation. The decrease in the obligation was recorded through a SAB 108 cumulative effect adjustment.

	2005		2006
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Change in benefit obligation
Benefit obligation, October 1	$331,307	$72,272	$348,587	$85,686
Service cost	4,705	3,753	4,078	2,564
Interest cost	18,685	4,073	18,812	4,462
Benefits paid	(33,437)	(2,717)	(43,466)	(1,220)
Plan amendments	—	—	(4,322)	—
Curtailment	—	—	—	(3,226)
Actuarial (gain) loss	33,521	8,305	(1,970)	(12,583)

Benefit obligation, September 30	$354,781	$85,686	$321,719	$75,683

Change in plan assets
Plan assets at fair value, October 1	$297,740	$—	$306,787	$—
Actual return on plan assets	42,004	—	30,352	—
Benefits paid	(32,957)	—	(39,323)	—

Plan assets at fair value, September 30	$306,787	$—	$297,816	$—

Funded status of the plans
Funded status of the plans	$(47,994)	$(85,686)	$(23,903)	$(75,683)
Unrecognized net (gain) loss	19,100	7,593	11,429	(8,278)
Unrecognized prior service cost	—	—	(4,028)	—
Fourth-quarter contributions to the plans	123	349	181	3,014

Accrued benefits costs, December 31	$(28,771)	$(77,744)	$(16,321)	$(80,947)

Accumulated Benefit Obligation	$330,525		$309,353

Discount rate	5.5%	5.5%	5.75%	5.75%
Expected rate of return on plan assets	9.0%	—%	8.5%	—%
Rate of compensation increase	3.5%	—%	3.5%	—%

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

Interest rates used in these valuations are key assumptions, including discount rates used in determining the present value of future benefit payments and expected return on plan assets, which are reviewed and updated on an annual basis. The company considers current market conditions, including changes in interest rates, in making assumptions. In establishing the expected return on assets assumption, the company reviews the asset allocations considering plan maturity and develops return assumptions based on different asset classes. The return assumptions are established after reviewing historical returns of broader market indexes, as well as historical performance of the investments in the plan. The company’s pension plan assets are managed in accordance with an investment policy adopted by the pension committee. The investment policy currently includes target allocation percentages of approximately 65% for investments in equity securities and 35% for investments in fixed income securities. There are restrictions on investment managers to prevent the concentration of investments in the securities of any one company or industry, the purchase of tax-exempt securities, direct investments in commodities and short sales and to impose other restrictions.

Plan assets include investments in equity and bond funds, U.S. government securities and liquid reserve funds. The weighted-average asset allocation of our pension plan assets at September 30 were:

	2005	2006
Asset Category
Equity securities	66%	66%
Debt securities	34%	34%

Total	100%	100%

The discount rate for pension costs was 6.0% for 2004, 5.75% for the periods January 1, 2005 to January 31, 2005 and February 1, 2005 to December 31, 2005, and 5.75% for 2006. Net periodic pension benefits costs include the following components for 2004, the period January 31 to January 31, 2005, the period February 1 to December 31, 2005, and 2006:

	Predecessor Entity		Successor Entity
	2004	January 1 to January 31, 2005	February 1 to December 31, 2005	2006
Service cost	$5,942	$373	$4,332	$4,078
Interest cost	18,078	1,583	17,102	18,812
Expected return on plan assets	(23,811)	(1,823)	(23,428)	(24,591)
Amortization of unrecognized transition asset	41	3	—	—
Amortization of unrecognized prior service cost	46	3	—	(294)
Amortization of unrecognized net loss	2,946	424	—	—

Net periodic cost	$3,242	$563	$(1,994)	$(1,995)

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

Net periodic other post-retirement benefit costs include the following components for 2004, the period January 31 to January 31, 2005, the period February 1 to December 31, 2005, and 2006:

	Predecessor Entity		Successor Entity
	2004	January 1 to January 31, 2005	February 1 to December 31, 2005	2006
Service cost	$4,179	$313	$3,440	$2,564
Interest cost	4,009	338	3,736	4,462
Amortization of unrecognized prior service cost	(877)	(89)	—	—

Total costs	$7,311	$562	$7,176	$7,026

Depending upon actual future health care claims experience, Intelsat’s actual costs may vary significantly from those projected above. As of September 30, 2005 and 2006, the assumed health care cost trend rate was a cost trend rate of 10% and 9.5%, respectively. This rate was assumed to decrease gradually to 5% by the year 2015 and to remain at that level of annual increase thereafter. Increasing the assumed health care cost trend rate by 1% each year would increase the other post-retirement benefits obligation as of September 30, 2006 by $7,721. Decreasing this trend rate by 1% each year would reduce the other post-retirement benefits obligation as of September 30, 2006 by $6,823. A 1% increase or decrease in the assumed health care cost trend rate would have increased or decreased the net periodic other post-retirement benefits cost for 2006 by $649 and $592, respectively. The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are as follows:

	Pension Benefits	Other Post- retirement Benefits
2007	$24,049	$4,034
2008	23,716	4,166
2009	26,711	4,404
2010	29,973	4,692
2011	33,211	4,994
2012 to 2016	194,386	29,425

Total	$332,046	$51,715

(b)	Other Retirement Plans

Intelsat maintains three defined contribution retirement plans for employees in the United States, one for legacy Intelsat employees who were hired before July 19, 2001, one for legacy Intelsat employees hired on or after July 19, 2001 and one plan covering the legacy PanAmSat employees. The company recognized compensation expense of $3,042, $131, $2,677 and $4,063 for 2004, for the period January 1, 2005 to January 31, 2005, for the period February 1, 2005 to December 31, 2005 and for 2006, respectively. Intelsat also maintains an unfunded deferred compensation plan for executives; however, benefit accruals under the plan were discontinued during 2001. The accrued liability for the deferred compensation plan for executives was $1,572 as of December 31, 2005 and $1,429 as of December 31, 2006. Intelsat maintains other defined contribution retirement plans in several non-U.S. jurisdictions.

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

Note 17    Restructuring Reserve

In connection with the PanAmSat Acquisition Transactions, management approved restructuring plans to consolidate and integrate the management and operations of Intelsat, Ltd. and PanAmSat Holdco. The company expects to incur additional restructuring expenses of $6,238 related to severance and retention and expects additional expenses related to relocation of workforce during 2007 and 2008. The company does not expect to incur any additional expenses related to the facilities restructuring plans.

	Accrual at December 31, 2005	Charged to Expense	Assumed Liabilities	Cash Payments	Other[1] Adjustments	Accrual at December 31, 2006
Facility Restructuring Plans	$—	$99	$9,440	$(705)	$—	$8,834
Workforce Restructuring Plan	—	26,353	19,552	(17,883)	(9,359)	18,663

Total	$—	$26,452	$28,992	$(18,588)	$(9,359)	$27,497

1	Capital contribution from parent for vested restricted stock awards (see Note 6).

(a)	Facilities Restructuring Plan

This plan includes the closure of the corporate headquarters of PanAmSat Holdco in Wilton, Connecticut as well as two other locations in the United States. Intelsat Corp recognized a liability of approximately $5,142 that relates primarily to payments due on existing lease obligations that are expected to be incurred and paid through 2011.

In connection with the PanAmSat Acquisition Transactions, the company acquired a liability that was recorded in connection with the management of PanAmSat Holdco’s 2002 approval of a plan to restructure several of PanAmSat Holdco’s United States locations and close certain facilities, some of which are currently being leased through 2011. Additionally, in an effort to further streamline its operations, during 2004, PanAmSat Holdco’s facilities in the Manhattan Beach, El Segundo and Long Beach, California were consolidated. As of December 31, 2006, $3,692 previously accrued for related outstanding lease obligations remained.

(b)	Workforce Restructuring Plan

As part of the consolidation and integration related to the PanAmSat Acquisition Transactions, management has approved a workforce restructuring plan. This plan provides for the retention of key employees and the relocation and/or severance of employees from planned facility closures. This workforce reduction covers approximately 400 employees. During the year ended December 31, 2006, approximately $26,452 has been recorded as an operating expense in the consolidated statements of operations related to this plan. Costs incurred under this plan are accrued and charged to income in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. These costs include employee compensation, benefits, outplacement services, legal services and relocation. They are expected to be incurred and paid through June 2008.

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

Note 18    Contractual Commitments

In the further development and operation of Intelsat’s commercial global communications satellite system, significant additional expenditures are anticipated. In connection with these and other expenditures, the company has assumed a significant amount of long-term debt, as described in Note 13. In addition to these debt and related interest obligations, the company has expenditures represented by other contractual commitments. The portion of these additional expenditures as of December 31, 2006 and the expected year of payment are as follows:

	Satellite Construction and Launch Obligations	Satellite Performance Incentive Obligation	Horizons Contributions Obligations	Capital Leases	Operating Leases	Customer and Vendor Contracts	Total
2007	$207,484	$31,998	$—	$9,322	$9,782	$94,269	$352,855
2008	86,345	29,464	13,345	9,291	9,434	37,189	185,068
2009	15,080	26,638	12,889	1,516	9,175	15,346	80,644
2010	3,735	22,225	11,089	—	8,318	13,518	58,885
2011	3,735	18,286	—	—	7,001	12,535	41,557
2012 and thereafter	37,249	97,789	—	—	154,410	6,620	296,068

Total contractual commitments	$353,628	$226,400	$37,323	$20,129	$198,120	$179,477	$1,015,077

(a)	Satellite Construction and Launch Obligations

As of December 31, 2006, the company had approximately $353,628 of expenditures remaining under our existing satellite construction and launch obligations, of which $156,103 relate to satellite construction contracts and $197,525 relate to satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of December 31, 2006, the company did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

As part of the PanAmSat Acquisition Transactions, the company acquired an agreement for the construction of IS-11. The construction of this satellite is progressing as planned, and launch is scheduled for the third quarter of 2007. As part of the PanAmSat Acquisition Transactions, the company acquired an agreement with one of its major customers for the funding of a portion of the capital expenditures necessary to construct and launch IS-11. During 2006, the company received approximately $31,028 of funding from this customer. Such funding represents an obligation for us when it is received from the customer. This obligation is scheduled to be repaid to the customer over a three-year period which began in the fourth quarter of 2006 and is included within “Satellite Construction and Launch Obligations”. As of December 31, 2006, a liability of $41,543 for this obligation was recorded within short-term accounts payable and accrued liabilities, and a liability of $27,077 was recorded within long-term deferred credits and other. These balances reflect fair value adjustments recorded in purchase accounting and will accrete to the remaining $72,144 to be repaid. Due to anticipated schedule delays in the previously assigned launch service for the IS-11, a new launch service contract was entered into in March 2007 with Arianespace for the launch of the IS-11 satellite in the third quarter of 2007.

As part of the PanAmSat Acquisition Transactions, the company acquired agreements with the same customer and with the manufacturer of our IS-11 satellite, which, among other things, allowed the customer to procure directly from the manufacturer long-lead items that could be used for the construction of a replacement satellite for IS-11 on an expedited basis, if needed. Pursuant to the original agreement with the customer, the company would be required to construct and launch a replacement for IS-11 in the event of a launch failure or other significant health related issue impacting IS-11’s Ku-band transponders within two years after completion

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

of its in-orbit testing. This customer has leased all of the Ku-band capacity on IS-11 and would be required to lease all of the Ku-band capacity on a replacement satellite for IS-11, if such replacement satellite is required. As of February 2007, this contingent replacement satellite option was converted into a firm satellite construction contract for the IS-11GS, a ground spare satellite, which will be used as a replacement satellite for the IS-6B satellite in the event of an IS-11 launch failure.

In January 2007, the company entered into an agreement for the construction of IS-14. This satellite will serve as a replacement for IS-1R. The construction for this satellite began in January 2007, and the company plans to launch the satellite in 2009. In March 2007, the company entered into a launch services contract for the launch of the IS-11 satellite, currently scheduled for the third quarter of 2007. Also in March 2007, the company entered into an agreement for the construction of the IS-15 satellite. The IS-15 launch is currently scheduled for late 2008 or early 2009. Additionally in March 2007, the Company entered into an agreement with Horizons-2, an affiliate of the company, to purchase and assume a launch service contract. Under the agreement, the company agreed to pay Horizons-2 for amounts paid to date and assumed the remaining contractual obligation payable to the launch services provider. This vehicle will either be used for launch of the IS-15 satellite or as a replacement launch vehicle should existing launch services under contract be delayed. Together with the March 2007 contract with Arianespace and the February 2007 contract for IS-11GS noted above, the aggregate commitment associated with these contracts is $389.8 million.

(b)	Satellite Incentive Obligations

Satellite construction contracts typically require that the company make progress payments during the period of the satellite’s construction and orbital incentive payments (plus interest as defined in each agreement with the satellite manufacturer) over the orbital life of the satellite. The incentive obligations may be subject to reduction or refund if the satellite fails to meet specific technical operating standards. As of December 31, 2005 and 2006, the company had $43,445 and $150,823 recorded connected with satellite incentive obligations, respectively.

The satellite construction contracts contain provisions that allow us to terminate the contracts with or without cause. If terminated without cause, the company would forfeit the progress payments and be subject to termination payments that escalate with the passage of time. If terminated for cause, the company would be entitled to recover any payments it made under the contracts and certain liquidated damages as specified in the contracts.

(c)	Horizons Contribution Obligation

On August 1, 2005, Intelsat Corp formed a second satellite joint investment with JSAT, a leading satellite operator in the Asia-Pacific region. This investment is named Horizons-2. This Horizons-2 satellite is expected to be in service by early 2008. The total joint investment is expected to be approximately $213,000, of which each of the company and JSAT is required to fund its 50% share beginning in early 2008. The company’s investment in this joint venture is being accounted for using the equity method. As of December 31, 2006, the company has recorded a liability of $37,323 representing our 50% share of the amount drawn through that date on the Horizons-2 loan, within our consolidated financial statements in relation to the future funding of our investment in Horizons-2. The contribution obligation arises from our obligation to fund amounts due under Horizons-2’s loan agreement with a third-party lender. The company has entered into a security and pledge agreement with the lender and pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore the company has recorded this obligation as an indirect guarantee in accordance with FASB Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Indebtedness of Others (“FIN 45”).

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

(d)	Operating Leases

The company has commitments for operating leases primarily relating to equipment and office facilities. These leases contain escalation provisions for increases. As of December 31, 2006, our total obligation related to operating leases, net of sub-lease income on leased facilities was approximately $198,120. Intelsat leases space in its owned Washington, D.C. building to various tenants. As of December 31, 2006, the minimum rental income anticipated with respect to these leases is approximately $16,438, of which $11,731 is expected to be received during the next five years. Rental income is included in other income in the accompanying consolidated statements of operations.

Total rent expense for the year ended December 31, 2004, for the predecessor period January 1, 2005 to January 31, 2005, for the successor period February 1, 2005 to December 31, 2005 and for the year ended December 31, 2006 was $5,661, $471, $5,653 and $8,670, respectively.

(e)	Customer and Vendor Contracts

The company has contracts with certain of our customers which require us to provide equipment, services and other support during the term of the related contracts with us and we have long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of December 31, 2006, the company had commitments under these customer and vendor contracts which aggregated approximately $179,477 related to the provision of equipment, services and other support.

Note 19    Contingencies

(a)	Insurance

As of December 31, 2006, the company had in effect in-orbit insurance policies covering three satellites with an aggregate insured value of $269,983, which had an aggregate net book value of $349,775. As of December 31, 2006, the company had 48 uninsured satellites in orbit that had a net book value in the aggregate of $3,337,006. As of December 31, 2005, the company had 28 uninsured satellites with a net book value in the aggregate of $2,768,879.

(b)	Litigation and Claims

The company is subject to litigation in the normal course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on the company’s financial position or results of operations.

Two putative class action complaints that were filed against Intelsat, Ltd. and Intelsat Global Service Corporation in 2004 in the U.S. District Court for the District of Columbia by certain named plaintiffs who are Intelsat retirees, spouses of retirees or surviving spouses of deceased retirees, were consolidated into a single case. The complaint, which has been amended several times, arose out of a resolution adopted by the governing body of the IGO prior to privatization regarding medical benefits for retirees and their dependents. The plaintiffs allege that Intelsat wrongfully modified health plan terms to deny coverage to surviving spouses and dependents of deceased retirees, thereby breaching the fiduciary duty obligations of the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the “contract” represented by the IGO resolution.

It is the Company’s position that the IGO resolution does not create obligations that are enforceable against Intelsat, Ltd. or Intelsat Global Service Corporation. The Company intends to continue to defend vigorously against all allegations made in the amended and consolidated complaint.

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

On March 13, 2007, the Company and counsel for the majority of the named plaintiffs signed a settlement agreement, which was filed on that same date under a joint motion to certify class for settlement purposes only, preliminarily approve the agreement of settlement of consolidated ERISA class action, and approve the form and manner of notice, referred to as the Joint Motion. The settlement agreement nullifies all potential obligations under the pre-privatization IGO resolution, including, most significantly, the obligation to establish a trust to fund lifetime retiree medical benefits at 2001 levels for the putative class members. Instead, the Company will provide to the retiree class certain health benefits that are essentially the same as those currently provided to active employees, the value of which, taken as a whole, cannot be reduced or eliminated. The retiree class members will have lifetime affordable health care coverage, for which they will pay modest increases in premiums, deductibles and co-pay amounts, such increases to be capped in accordance with certain cost of living adjustment provisions. The settlement extends the obligation to provide the benefits to transferees, affiliates and successors of Intelsat under certain circumstances. The Company also will pay an award of attorneys’ fees of up to $200,000. At a March 14, 2007 status conference, the court granted counsel for a small group of objecting named plaintiffs ten days within which to file an opposition to the Joint Motion. The court also set a tentative date of July 12, 2007 for a fairness hearing on the proposed settlement agreement.

The Company is subject to litigation in the normal course of its business, but it does not believe that the resolution of any pending proceedings will have a material impact on its financial position or results of operations.

(c)	MFC and LCO Protections

Most of the customer service commitments entered into prior to the privatization were transferred to Intelsat pursuant to novation agreements. These agreements contain provisions, including provisions for most favored customer (“MFC”) and lifeline connectivity obligation (“LCO”) protections, which constrain Intelsat’s ability to price services in some circumstances. MFC protection expired on July 18, 2006. Intelsat’s LCO contracts require the company to provide customers with the right to renew their service commitments covered by LCO contracts at prices no higher than the prices charged for those services on the privatization date. Under some circumstances, Intelsat may also be required by an LCO contract to reduce the price for a service commitment covered by the contract. LCO protection may continue until July 18, 2013. As of December 31, 2006, Intelsat has not been required to reduce prices for its LCO-protected service commitments. However, there can be no assurances that Intelsat will not be required to reduce prices in the future under its LCO commitments.

(d)	Launch Termination Fees

In connection with the COMSAT General Transaction, the company entered into an agreement with Lockheed Martin Commercial Launch Services for the launch of an unspecified future satellite. This agreement provides that the company may terminate at its option, subject to the payment of a termination fee that is the greater of: (a) 50% of the launch service price and accommodation fee paid or due as of the effective date of the termination; or (b) $30,000. As of December 31, 2006 the company is continuing to explore opportunities related to this launch vehicle, however, if the company fails to renegotiate the terms of the agreement or resell the launch vehicle to a third party, the aforementioned payment of up to $30,000 would become due on June 30, 2007. Any payments will result in a charge to operations.

Note 20    Business and Geographic Segment Information

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

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

The geographic distribution of Intelsat’s revenue was as follows:

	Predecessor Entity	Successor Entity
	January 1 to January 31, 2005	February 1 to December 31, 2005	Year Ended December 31, 2006
North America	44%	42%	46%
Europe	19%	20%	18%
Africa and Middle East	19%	19%	18%
Latin America and Caribbean	9%	9%	10%
Asia Pacific	9%	10%	8%

Approximately 4% and 5% of Intelsat’s revenue was derived from its largest customer in 2005, and 2006 respectively. No other single customer accounted for more than 5% of revenue in either of those years. The ten largest customers accounted for approximately 22% of Intelsat’s revenue in 2005 and approximately 22% of Intelsat’s revenue in 2006. For the period January 1 to January 31, 2005, the period February 1 to December 31, 2005, and the year ended December 31, 2006 revenue were derived from the following services:

	Predecessor Entity	Successor Entity
	January 1 to January 31, 2005	February 1 to December 31, 2005		Year Ended December 31, 2006
	(in thousands, except percentages)
Leases	$63,727	$695,658	65%	$1,210,589	73%
Channel	22,261	200,993	19%	204,140	12%
Managed solutions	7,303	103,583	10%	173,377	10%
Mobile satellite services and other	4,626	73,332	6%	74,560	5%

Total	$97,917	$1,073,566	100%	$1,662,666	100%

Note 21    Related Party Transactions

(a)	Shareholders’ Agreement

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

(b)	Monitoring Fee Agreements and Transaction Fees

In connection with the closing of the Acquisition Transactions, Intelsat Bermuda (assumed by Intelsat Sub Holdco in March 2005) entered into a monitoring fee agreement (the “2005 MFA”) with Intelsat Holdings and the Sponsors, or affiliates of, or entities advised by, designated by or associated with, the Sponsors, as the case may be (collectively, the “2005 MFA parties”), pursuant to which the 2005 MFA parties provide certain monitoring, advisory and consulting services to Intelsat. Pursuant to the 2005 MFA, Intelsat Sub Holdco is obligated to pay an annual fee equal to the greater of $6,250 and 1.25% of adjusted EBITDA as defined in indentures governing the acquisition finance notes, and to reimburse the 2005 MFA parties for their out-of-pocket expenses. Intelsat Sub Holdco also agreed to indemnify the 2005 MFA parties and their directors,

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

officers, employees, agents and representatives for losses relating to the services contemplated by the 2005 MFA and the engagement of the 2005 MFA parties pursuant to, and the performance by them of the services contemplated by, the 2005 MFA. To the extent permitted by the agreements and indentures governing indebtedness of Intelsat Sub Holdco and its subsidiaries, on a change of control or qualified initial public offering, the Sponsors may at their option receive a lump sum payment equal to the then present value of all then current and future monitoring fees payable, assuming a termination date of January 28, 2017. Intelsat recorded expense for services associated with these fees of $9,501 during the period January 1, 2005 to January 31, 2005, $11,959 during the period February 1, 2005 to December 31, 2005 and $11,402 during the year ended December 31, 2006.

As payment for certain structuring and advisory services rendered, Intelsat paid an aggregate transaction and advisory fee of $50,000 to the 2005 MFA parties upon the closing of the Acquisition Transactions. On May 13, 2005, the 2005 MFA parties waived a portion of the annual fee they were entitled to receive under the 2005 MFA with respect to fiscal year 2004.

In connection with the closing of the PanAmSat Acquisition Transactions, Intelsat Bermuda entered into a monitoring fee agreement (the “2006 MFA”), with the Sponsors, or affiliates of, or entities advised by, designated by or associated with, the Sponsors, as the case may be, referred to collectively as the 2006 MFA parties, pursuant to which the 2006 MFA parties provide certain monitoring, advisory and consulting services with respect to Intelsat Bermuda, PanAmSat Holdco and their respective subsidiaries. Pursuant to the 2006 MFA, an annual fee equal to the greater of $6,250 and 1.25% of Intelsat Corp Adjusted EBITDA (as defined in the indenture governing the New Intelsat Corp Notes) will be paid, and Intelsat Bermuda will reimburse the 2006 MFA parties for their out-of-pocket expenses. Intelsat Bermuda also agreed to indemnify the 2006 MFA parties and their directors, officers, employees, agents and representatives for losses relating to the services contemplated by the 2006 MFA and the engagement of the 2006 MFA parties pursuant to, and the performance by them of the services contemplated by, the 2006 MFA. To the extent permitted by the agreements and indentures governing indebtedness of Intelsat Bermuda, Intelsat Holdco and their respective subsidiaries, upon a change of control or qualified initial public offering as defined in the 2006 MFA, the 2006 MFA parties may at their option receive, in lieu of the annual fee, a lump sum payment equal to the then present value of all then current and future monitoring fees payable, based on certain assumptions, including a termination date which will be the earlier of (i) the twelfth anniversary of the date of the closing of the PanAmSat Acquisition Transactions, (July 3, 2018) (ii) such time as the Sponsors and their affiliates own less than 5% of the beneficial economic interest of Intelsat Holdings and (iii) such earlier date as the 2006 MFA parties and Intelsat Holdco may mutually agree upon. Intelsat recorded expense for services associated with the 2006 MFA of approximately $6,250 during the year ended December 31, 2006.

In addition, as payment for certain structuring and advisory services rendered, Intelsat Bermuda paid an aggregate transaction and advisory fee of $40,000 to the 2006 MFA parties, upon the closing of the PanAmSat Acquisition Transactions which was capitalized as part of the PanAmSat purchase price.

(c)	Ownership by Management

As part of the Acquisition Transactions, certain members of management purchased preferred and common equity of Intelsat Holdings and were granted restricted common equity of Intelsat Holdings.

(d)	Sponsor Investment

In April 2005, SkyTerra Communications, Inc. (“SkyTerra”), an affiliate of Apollo Management, L.P., one of the Sponsors, indirectly acquired 50% of the Class A units of Hughes Network Systems, LLC (“HNS”), one of

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

the company’s largest corporate network services customers. On December 31, 2005, Hughes Communications, Inc. (“Hughes Communications”) acquired these Class A units pursuant to a separation agreement under which SkyTerra contributed to Hughes Communications certain of SkyTerra’s assets and liabilities, including the 50% Class A membership interest in HNS owned at that time by SkyTerra. On January 1, 2006, Hughes Communications acquired the remaining 50% of HNS Class A membership interests. On February 21, 2006, SkyTerra and Hughes Communications separated into two publicly owned companies when SkyTerra, which then owned all of the outstanding shares of Hughes Communications common stock, distributed those shares to each holder of SkyTerra’s common, non-voting common and preferred stock and its Series 1-A and 2-A warrants. As a result of the distribution, Apollo, the controlling stockholder of SkyTerra, became the controlling stockholder of Hughes Communications. Messrs. Africk and Stone, two members of the company’s board of directors, serve on the board of directors of Huges Communications and the board of managers of HNS.

The company recorded approximately $1,923 million, $22,723 million and $76,322 million of revenue during the predecessor period January 1, 2005 to January 31, 2005, the successor period February 1, 2005 to December 31, 2005 and the year ended December 31, 2006, respectively for satellite capacity and other services.

The receivable outstanding from HNS as of December 31, 2005 and 2006 was approximately $2,464 million and $13,511 million, respectively.

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

The company had an engagement contract with FTI Palladium Partners, a division of FTI Consulting, Inc., a corporate finance consulting firm, pursuant to which it provided interim management services through April 1, 2006 and continues to provide advisory services. During 2005 and 2006, the company recorded expenses of $2,576 and $4,630, respectively, for services provided by FTI Palladium Partners. Our former Acting Chief Financial Officer, J. Robert Medlin, was employed by us under this agreement.

(g)	Receivable from Parent

The company has a receivable from its parent, Intelsat Holdings, of $5,812. See Note 7.

(h)	Other Relationships

Intelsat utilizes the consulting and lobbying services of R. Thompson & Co., which is owned by Robert J. Thompson, Chairman of Jefferson Consulting Group. Mr. Wright, the Chairman of the Board of Intelsat, owns a minority interest in Jefferson Consulting Group. Mr. Wright does not have any ownership or financial interest directly or indirectly in R. Thompson & Co. During the year ended December 31, 2006, Intelsat paid approximately $20 in expenses for services provided by R. Thompson & Co.

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

Note 22    Quarterly Results of Operations (unaudited)

The summary financial information below includes the predecessor entity for periods prior to the Acquisition Transactions and the successor entity for periods following the Acquisition Transactions.

	Predecessor Entity	Successor Entity
	For the period January 1 to January 31	For the period February 1 to March 31	Quarter ended June 30	Quarter ended September 30	Quarter ended December 31
2005
Revenue	$97,917	$195,257	$289,824	$293,599	$294,886
Operating income (loss)	(93,186)	28,928	50,855	50,575	50,464
Net loss	(109,726)	(41,925)	(53,409)	(54,510)	(65,714)

	Quarter ended
	March 31	June 30	September 30	December 31
2006
Revenue	$280,446	$310,534	$528,474	$543,212
Operating income	30,766	79,172	92,787	198,798
Net loss	(90,110)	(42,685)	(172,541)	(63,378)

The company’s quarterly revenue and operating income are generally not impacted by seasonality since customer contracts for satellite utilization are generally long-term. The period January 1 to January 31, 2005 included the one-time charge of $69,227 related to the failure of the IS-804 satellite and costs incurred in connection with the Acquisition Transactions. Beginning with the quarter ended September 30, 2006, the quarterly results reflect the impact of the PanAmSat Acquisition Transactions. The quarter ended September 30, 2006 also includes a one-time charge of $48,974 related to the partial failure of the company’s IS-802 satellite. For the quarter ended December 31, 2006, direct cost of revenue included a $2.4 million one-time reduction due to the adjustment of accruals, and selling, general and administrative expense was also reduced by $3.1 million due to credits resulting from additional accrual adjustments. The fourth quarter of 2006 also included a reduction of interest expense of $9.9 million due to adjustments to non-cash interest expense to correct the year-to-date amortization of deferred fees and discounts.

Note 23    Supplemental Consolidating Financial Information

In connection with the Acquisition Transactions and subsequent amalgamations, Intelsat Sub Holdco issued $2.55 billion of acquisition finance notes. The acquisition finance notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat, Ltd., its wholly owned direct subsidiary, Intelsat Bermuda, Intermediate Holdco, and certain wholly owned subsidiaries of Intelsat Sub Holdco (the “Subsidiary Guarantors”).

On February 11, 2005, Intelsat, Ltd. and Finance Co. issued $478,700 in aggregate principal amount at maturity of discount notes, yielding approximately $305,348 net proceeds at issuance. On March 3, 2005, Intelsat Bermuda transferred substantially all of its assets to Intelsat Sub Holdco and Intelsat Sub Holdco assumed substantially all of the then-existing liabilities of Intelsat Bermuda. Following these transactions, Finance Co. was amalgamated with Intelsat Bermuda, and Intelsat Bermuda became an obligor on the discount notes. Intelsat Bermuda is a wholly owned subsidiary of Intelsat, a co-obligor of the discount notes.

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

On July 3, 2006, in connection with the PanAmSat Acquisition Transactions, Intelsat Bermuda transferred the obligation on the discount notes to its wholly owned subsidiary, Intermediate Holdco. Intermediate Holdco became an obligor on the discount notes and confirmed its guarantee of the acquisition finance notes and Intelsat Bermuda became a guarantor of the discount notes and confirmed its guarantee of the acquisition finance notes. The discount notes are not guaranteed by any of Intelsat Bermuda’s direct or indirect subsidiaries.

In connection with the PanAmSat Acquisition Transactions, Intelsat Bermuda issued $1,330,000 of the Bermuda 2016 Non-Guaranteed Senior Notes and $260,000 of the Bermuda 2013 Floating Rate Notes, and, together with the Bermuda 2016 Non-Guaranteed Senior Notes, referred to as the July 2006 Notes. The July 2006 Notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat, Ltd. The July 2006 Notes are not guaranteed by any of Intelsat Bermuda’s direct or indirect subsidiaries.

On January 12, 2007, Intelsat Bermuda issued $600,000 of the Bermuda 2015 Floating Rate Notes. The Bermuda 2015 Floating Rate Notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat, Ltd. The 2015 Floating Rate Notes are not guaranteed by any of Intelsat Bermuda’s direct or indirect subsidiaries.

Separate financial statements of Intelsat, Ltd., Intelsat Bermuda, Intermediate Holdco, Intelsat Sub Holdco (a subsidiary of Intelsat Bermuda) and the Subsidiary Guarantors are not presented because management believes that such financial statements would not be material to investors. Investments in subsidiaries in the following condensed consolidating financial information are accounted for under the equity method of accounting. Consolidating adjustments include the following:

•	Elimination of investment in subsidiaries;

•	Elimination of intercompany accounts;

•	Elimination of intercompany sales between guarantor and non-guarantor subsidiaries; and

•	Elimination of equity in earnings of subsidiaries.

INTELSAT, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,834	$41,990	$—	$341,413	$139,969	$193,418	$(139,968)	$583,656
Receivables, net of allowance	4,800	—	565	176,404	175,916	119,249	(175,916)	301,018
Prepaid expenses and other current assets	758	—	91	6,790	6,724	49,244	(6,724)	56,883
Deferred income taxes	—	—	—	8,151	8,151	34,252	(8,151)	42,403
Intercompany receivable	—	—	—	1,037,008	—	—	(1,037,008)	—

Total current assets	12,392	41,990	656	1,569,766	330,760	396,163	(1,367,767)	983,960
Satellites and other property and equipment, net	—	—	—	2,852,338	2,849,674	1,876,802	(2,849,679)	4,729,135
Goodwill	—	—	—	110,929	—	3,797,103	—	3,908,032
Non-amortizable intangible assets, net	—	—	—	560,000	—	1,116,600	—	1,676,600
Amortizable intangible assets, net	—	—	—	455,858	—	329,146	—	785,004
Investment in affiliate	1,903,625	4,807,038	2,185,777	1,166	1,166	60,093	(8,891,347)	67,518
Other assets	—	68,917	3,847	94,881	17,153	83,509	(17,148)	251,159

Total assets	$1,916,017	$4,917,945	$2,190,280	$5,644,938	$3,198,753	$7,659,416	$(13,125,941)	$12,401,408

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$4,210	$2,099	$158	$92,210	$69,544	$228,959	$(69,545)	$327,635
Accrued interest payable	20,615	27,953	193	123,336	7,247	71,821	(7,247)	243,918
Current portion of long-term debt	—	—	—	16,630	13,182	53,188	(13,183)	69,817
Deferred satellite performance incentives	—	—	—	3,463	3,463	14,912	(3,464)	18,374
Other current liabilities	—	—	—	60,598	60,599	44,426	(60,598)	105,025
Intercompany Payables	889,875	44,268	40,266	—	1,033,842	62,598	(2,070,849)	—

Total current liabilities	914,700	74,320	40,617	296,237	1,187,877	475,904	(2,224,886)	764,769
Long-term debt, net of current portion	1,542,659	2,940,000	362,276	2,916,531	25,229	3,448,331	(25,228)	11,209,798
Deferred satellite performance incentives, net of current portion	—	—	—	33,021	33,021	99,428	(33,021)	132,449
Deferred revenue, net of current portion	—	—	—	132,078	132,078	16,789	(132,078)	148,867
Deferred tax liabilities	—	—	—	7,373	7,373	452,833	(7,372)	460,207
Accrued retirement benefits	—	—	—	66,814	66,814	31,759	(66,814)	98,573
Other long-term liabilities	—	—	—	7,106	7,107	120,980	(7,107)	128,086

Total liabilities	2,457,359	3,014,320	402,893	3,459,160	1,459,499	4,646,024	(2,496,506)	12,942,749

Shareholder’s equity (deficit):
Ordinary shares	12	12	—	12	—	50	(74)	12
Other shareholder’s equity (deficit)	(541,353)	1,903,613	1,787,387	2,185,766	1,739,254	3,013,342	(10,629,361)	(541,353)

Total shareholder’s equity (deficit)	(541,341)	1,903,625	1,787,387	2,185,778	1,739,254	3,013,392	(10,629,435)	(541,341)

Total liabilities and shareholder’s equity (deficit)	$1,916,017	$4,917,945	$2,190,280	$5,644,938	$3,198,753	$7,659,416	$(13,125,941)	$12,401,408

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2005

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$65	$—	$341,204	$7,501	$18,801	$(7,501)	$360,070
Receivables	—	—	172,171	171,304	30,680	(170,703)	203,452
Deferred income taxes	—	—	6,334	6,334	4,418	(6,334)	10,752
Intercompany receivables	—	—	1,005,471	—	—	(1,005,471)	—

Total current assets	65	—	1,525,180	185,139	53,899	(1,190,009)	574,274
Satellites and other property and equipment, net	—	—	3,277,809	3,274,112	49,532	(3,274,112)	3,327,341
Amortizable intangible assets, net	—	—	493,263	—	—	—	493,263
Non-amortizable intangible assets, net	—	—	560,000	—	—	—	560,000
Goodwill	—	—	111,388	—	—	—	111,388
Investment in affiliate	2,187,132	2,518,357	(40,267)	(40,267)	—	(4,585,024)	39,931
Other assets	725	12,864	167,990	78,307	7,271	(78,910)	188,247

Total assets	$2,187,922	$2,531,221	$6,095,363	$3,497,291	$110,702	$(9,128,055)	$5,294,444

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$8,463	$—	$182,797	$148,920	$15,927	$(148,921)	$207,186
Accrued interest payable	20,475	—	105,246	10,859	—	(10,859)	125,721
Current portion of long-term debt	—	—	11,097	7,597	—	(7,597)	11,097
Deferred satellite performance incentives	—	—	7,418	7,418	—	(7,418)	7,418
Other current liabilities	—	—	23,518	23,518	6,625	(23,518)	30,143
Intercompany payables	834,820	13,265	—	465,619	157,387	(1,471,091)	—

Total current liabilities	863,758	13,265	330,076	663,931	179,939	(1,669,404)	381,565
Long-term debt, net of current portion	1,524,943	330,823	2,934,250	40,375	—	(40,375)	4,790,016
Deferred satellite performance incentives, net of current portion	—	—	36,027	36,027	—	(36,027)	36,027
Deferred revenue, net of current portion	—	—	157,580	157,580	—	(157,580)	157,580
Accrued retirement benefits	—	—	107,778	107,778	—	(107,778)	107,778
Other long-term liabilities	5,486	—	11,296	14,623	10,960	(14,622)	27,743

Total liabilities	2,394,187	344,088	3,577,007	1,020,314	190,899	(2,025,786)	5,500,709

Shareholder’s equity (deficit):
Ordinary shares	12	—	12	—	25	(37)	12
Other shareholder’s equity (deficit)	(206,277)	2,187,133	2,518,344	2,476,977	(80,222)	(7,102,232)	(206,277)

Total shareholder’s equity (deficit)	(206,265)	2,187,133	2,518,356	2,476,977	(80,197)	(7,102,269)	(206,265)

Total liabilities and shareholder’s equity (deficit)	$2,187,922	$2,531,221	$6,095,363	$3,497,291	$110,702	$(9,128,055)	$5,294,444

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$—	$1,146,529	$1,146,529	$770,304	$(1,400,696)	$1,662,666

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	253,297	1,231,737	337,995	(1,538,479)	284,550
Selling, general and administrative	12,523	12,134	—	29,348	15,253	81,338	37,323	187,919
Depreciation and amortization	—	—	—	545,620	507,202	155,897	(507,202)	701,517
Impairment of asset value	—	—	—	48,974	48,974	—	(48,974)	48,974
Restructuring costs	287	—	—	15,378	5,888	10,787	(5,888)	26,452
Loss on interest rate swap	—	—	—	—	—	11,731	—	11,731

Total operating expenses	12,810	12,134	—	892,617	1,809,054	597,748	(2,063,220)	1,261,143

Income (loss) from operations	(12,810)	(12,134)	—	253,912	(662,525)	172,556	662,524	401,523
Interest expense, net	183,297	175,977	17,371	193,159	36,251	154,336	(36,250)	724,141
Subsidiary income (loss)	(172,546)	15,568	16,420	(640)	(640)		141,838	—
Other income (expenses), net	—	(4)	—	(29,418)	(29,417)	2,176	29,417	(27,246)

Income (loss) from operations before income taxes	(368,653)	(172,547)	(951)	30,695	(728,833)	20,396	870,029	(349,864)
Provision for income taxes	61	—	—	36,107	34,560	(17,318)	(34,560)	18,850

Net income (loss)	$(368,714)	$(172,547)	$(951)	$(5,412)	$(763,393)	$37,714	$904,589	$(368,714)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD FEBRUARY 1, 2005 TO DECEMBER 31, 2005

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$968,260	$968,260	$221,754	$(1,084,708)	$1,073,566

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	204,342	1,083,400	190,528	(1,261,662)	216,608
Selling, general and administrative	23,957	1,924	42,210	14,218	11,901	47,596	141,806
Depreciation and amortization	—	—	528,424	492,213	5,905	(492,213)	534,329

Total operating expenses	23,957	1,924	774,976	1,589,831	208,334	(1,706,279)	892,743

Income (loss) from operations	(23,957)	(1,924)	193,284	(621,571)	13,420	621,571	180,823
Interest expense, net	159,749	25,805	171,120	76,843	8,744	(76,843)	365,418
Subsidiary income (loss)	(30,789)	(3,009)	2,757	2,757	—	28,284	—
Other income (expense), net	—	—	(8,784)	(8,832)	644	8,781	(8,191)

Income (loss) before income taxes	(214,495)	(30,738)	16,137	(704,489)	5,320	735,479	(192,786)
Provision for income taxes	1,063	—	19,146	20,931	2,563	(20,931)	22,772

Net income (loss)	$(215,558)	$(30,738)	$(3,009)	$(725,420)	$2,757	$756,410	$(215,558)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2005 TO JANUARY 31, 2005

(in thousands)

	Intelsat, Ltd.	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Intelsat Sub Holdco Non-Guarantor	Eliminations	Consolidated
Revenue	$—	$86,449	$86,449	$19,523	$(94,504)	$97,917

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	31,833	98,769	15,545	(119,208)	26,939
Selling, general and administrative	47,599	(5,391)	(5,391)	899	17,775	55,491
Depreciation and amortization	—	38,385	37,924	799	(37,924)	39,184
Impairment of asset value	—	69,227	69,227	—	(69,227)	69,227
Restructuring costs	—	263	263	—	(263)	263

Total operating expenses	47,599	134,317	200,792	17,243	(208,847)	191,104

Income (loss) from operations	(47,599)	(47,868)	(114,343)	2,280	114,343	(93,187)
Interest (income) expense, net	12,479	(455)	(455)	—	455	12,024
Subsidiary income (loss)	(49,648)	2,011	2,011	—	45,626	—
Other income (expense), net	—	(244)	(244)	79	294	(115)

Income (loss) before income taxes	(109,726)	(45,646)	(112,121)	2,359	159,808	(105,326)
Provision for income taxes	—	4,052	462	347	(461)	4,400

Net income (loss)	$(109,726)	$(49,698)	$(112,583)	$2,012	$160,269	$(109,726)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004

(in thousands)

	Intelsat, Ltd.	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Intelsat Sub Holdco Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,034,700	$1,034,700	$95,384	$(1,120,878)	$1,043,906

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	262,032	1,150,374	78,854	(1,313,007)	178,253
Selling, general and administrative	42,266	27,142	23,502	6,248	52,953	152,111
Depreciation and amortization	—	453,298	446,431	4,074	(446,431)	457,372
Impairment of asset value	—	84,380	84,380	—	(84,380)	84,380
Restructuring costs	—	6,640	6,640	—	(6,640)	6,640

Total operating expenses	42,266	833,492	1,711,327	89,176	(1,797,505)	878,756

Income (loss) from continuing operations	(42,266)	201,208	(676,627)	6,208	676,627	165,150
Interest expense, net	131,292	7,576	6,174	1	(6,174)	138,869
Subsidiary income	134,879	1,969	1,969	—	(138,817)	—
Other expense, net	—	(2,235)	(2,235)	(149)	2,235	(2,384)

Income (loss) from continuing operations before income taxes	(38,679)	193,366	(683,067)	6,058	546,219	23,897
Provision for income taxes	—	14,557	18,433	4,090	(18,433)	18,647

Income (loss) from continuing operations	(38,679)	178,809	(701,500)	1,968	564,652	5,250
Loss from discontinued operations	—	—	—	(43,929)	—	(43,929)

Net income (loss)	$(38,679)	$178,809	$(701,500)	$(41,961)	$564,652	$(38,679)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(190,794)	$(18,497)	$—	$621,965	$371,078	$38,433	$(373,629)	$448,556

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	—	—	(94,888)	(94,888)	(57,198)	94,888	(152,086)
PanAmSat Acquisition (including G2 acquisition)	—	(1,713,576)	—	—	—	(1,438,945)	—	(3,152,521)
G2 Acquisition	—	—	—	—	—	—	—	—
Payment for future satellite	—	—	—	—	—	—	—	—
Payments for rights to orbital location	—	—	—	—	—	—	—	—
Proceeds from insurance receivable	—	—	—	—	—	—	—	—
Advances to/from subsidiaries, net	63,301	(1,330,430)	—	(62,461)	(55,908)	1,327,923	57,575	—
Investment in subsidiaries	134,263	373,054	298,705	(73,000)	(73,000)	—	(660,022)	—

Net cash provided by (used in) investing activities	197,564	(2,670,952)	298,705	(230,349)	(223,796)	(168,220)	(507,559)	(3,304,607)

Cash flows from financing activities:
Repayment of long-term debt	—	—	—	(347,375)	—	(307,682)	—	(655,057)
Proceeds from bond issuance	—	2,340,000	—	—	—	575,000	—	2,915,000
Proceeds from credit facility borrowings	—	600,000	—	344,750	—	—	—	944,750
New debt issuance costs	—	(74,298)	—	—	—	(28,602)	—	(102,900)
Capital contributions from parent companies	—	—	—	—	—	73,030	(73,030)	—
Principal payments on deferred satellite performance incentives	—	—	—	(5,209)	(5,209)	(7,218)	5,209	(12,427)
Principal payments on capital lease obligations	—	—	—	(9,605)	(9,605)	—	9,605	(9,605)
New incentive obligations	—	—	—	—	—	—	—	—
Net amount due parent	—	—	—	—	—	—	—	—
Dividends to shareholders	—	(134,263)	(298,705)	(373,968)	—	—	806,936	—

Net cash provided by (used in) financing activities	—	2,731,439	(298,705)	(391,407)	(14,814)	304,528	748,720	3,079,761
Effect of exchange rate changes on cash	—	—	—	—	—	(124)	—	(124)

Net change in cash and cash equivalents	6,770	41,990	—	209	132,468	174,617	(132,468)	223,586
Cash and cash equivalents, beginning of period	65	—	—	341,204	7,501	18,801	(7,501)	360,070

Cash and cash equivalents, end of period	$6,835	$41,990	$—	$341,413	$139,969	$193,418	$(139,969)	$583,656

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FEBRUARY 1, 2005 TO DECEMBER 31, 2005

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(189,929)	$—	$615,079	$605,207	$70,527	$(607,256)	$493,628

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	—	(122,337)	(122,337)	(10,217)	122,337	(132,554)
Advances to/from subsidiaries, net	389,937	4,761	(349,097)	(494,234)	(47,599)	496,232	—
Investment in subsidiaries	504,689	198,823	—	—	—	(703,512)	—
Proceeds from insurance receivable	—	—	19,759	19,759	—	(19,759)	19,759

Net cash provided by (used in) investing activities	894,626	203,584	(451,675)	(596,812)	(57,816)	(104,702)	(112,795)

Cash flows from financing activities:
Repayment of long-term debt	(200,000)	—	(2,625)	—	—	—	(202,625)
Proceeds from bond issuance	—	305,348	—	—	—	—	305,348
Payment of bond issuance costs	—	(4,243)	—	—	—	—	(4,243)
Proceeds from credit facility borrowings	—	—	200,000	—	—	—	200,000
Principal payments on deferred satellite performance incentives	—	—	(4,621)	(4,621)	—	4,621	(4,621)
Principal payments on capital lease obligations	—	—	(5,568)	(5,568)	—	5,568	(5,568)
Dividends to shareholders	(504,689)	(504,689)	(198,823)	—	—	703,512	(504,689)

Net cash provided by (used in) financing activities	(704,689)	(203,584)	(11,637)	(10,189)	—	713,701	(216,398)
Effect of exchange rate changes on cash	—	—	—	—	953	—	953

Net change in cash and cash equivalents	8	—	151,767	(1,794)	13,664	1,743	165,388
Cash and cash equivalents, beginning of period	57	—	189,438	9,295	5,137	(9,245)	194,682

Cash and cash equivalents, end of period	$65	$—	$341,205	$7,501	$18,801	$(7,502)	$360,070

Note: The increase in cash between the predecessor entity ending balance and the successor entity opening balance is due to the retention by Intelsat, Ltd. of approximately $5 million in Acquisition financing proceeds.

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD JANUARY 1, 2005 TO JANUARY 31, 2005

(in thousands)

	Intelsat, Ltd.	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Intelsat Sub Holdco Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(8,085)	$61,087	$42,008	$1,813	$(85,439)	$11,384

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	(953)	(953)	—	953	(953)
Advances to/from subsidiaries, net	(5,133)	5,133	—	—	—	—
Investment in subsidiaries	(155,800)	155,800	—	—	—	—
Proceeds from insurance receivable	38,561	(38,561)	(38,561)	—	77,122	38,561

Net cash provided by (used in) investing activities	(122,372)	121,419	(39,514)	—	78,075	37,608

Cash flows from financing activities:
Principal payments on deferred satellite performance incentives	—	(475)	(475)	—	475	(475)

Net cash provided by (used in) financing activities	—	(475)	(475)	—	475	(475)
Effect of exchange rate changes on cash	—	—	—	(75)	—	(75)

Net change in cash and cash equivalents	(130,457)	182,031	2,019	1,738	(6,889)	48,442
Cash and cash equivalents, beginning of period	130,514	7,407	7,276	3,399	(7,276)	141,320

Cash and cash equivalents, end of period	$57	$189,438	$9,295	$5,137	$(14,165)	$189,762

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2004

(in thousands)

	Intelsat, Ltd.		Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Intelsat Sub Holdco Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(169,971)		$768,588	$769,405	$60,400	$(769,305)	$659,117

Cash flows from investing activities:
Payments for satellites and other property and equipment	—		(262,057)	(262,057)	(26,432)	261,957	(288,589)
Payment for future satellite	—		(50,000)	(50,000)	—	50,000	(50,000)
Payments for rights to orbital location	—		(32,000)	(32,000)	—	32,000	(32,000)
Change in restricted cash	700,000		—	—	—	—	700,000
Proceeds from insurance receivable	—		82,680	82,680	—	(82,680)	82,680
Payment for asset acquisitions	(965,063	)(1)	(92,511)	(92,511)		92,511	(1,057,574)
Advances to/from subsidiaries, net	574,249		(574,249)	(574,249)	—	574,249	—
Investment in subsidiaries	(174,511)		174,511	174,511	—	(174,511)	—
Other	—		—	—	(8,961)	—	(8,961)

Net cash provided by (used in) investing activities	134,675		(753,626)	(753,626)	(35,393)	753,526	(654,444)

Cash flows from financing activities:
Repayment of long-term debt	(600,000)		—	—	—	—	(600,000)
Proceeds from credit facility borrowings	200,000		—	—	—	—	200,000
New debt issuance costs	(4,000)		—	—	—	—	(4,000)
Principal payments on deferred satellite performance incentives	—		(5,107)	(5,107)	—	5,107	(5,107)
Principal payments on capital lease obligations	—		(6,722)	(6,722)	—	6,722	(6,722)

Net cash provided by (used in) financing activities	(404,000)		(11,829)	(11,829)	—	11,829	(415,829)
Effect of exchange rate changes on cash	—		—	—	(562)	—	(562)
Effect of discontinued operations on cash	—		—	—	(23,755)	—	(23,755)

Net change in cash and cash equivalents	(439,296)		3,133	3,950	690	(3,950)	(435,473)
Cash and cash equivalents, beginning of period	569,810		4,274	3,326	2,709	(3,326)	576,793

Cash and cash equivalents, end of period	$130,514		$7,407	$7,276	$3,399	$(7,276)	$141,320

Note:

(1)	On March 17, 2004, Intelsat, Ltd. made a cash payment of approximately $965 million to complete the purchase of certain of the satellites and related assets of Loral Space & Communications. Subsequent to the acquisition, Intelsat, Ltd. transferred the acquired assets and assumed liabilities via non-cash intercompany transaction to certain guarantor companies. These aforementioned assets and liabilities are correctly reflected within the balance sheet subsequent to the acquisition and are thus reflected within the operating activities section above.

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share amounts)

On March 3, 2005, Intelsat Bermuda transferred substantially all of its assets to Intelsat Sub Holdco and Intelsat Sub Holdco assumed substantially all of the then-existing liabilities of Intelsat Bermuda.

In connection with the PanAmSat Acquisition Transactions, Intelsat Bermuda issued $750,000 of the Bermuda 2016 Guaranteed Senior Notes. The Bermuda 2016 Guaranteed Senior Notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat, Ltd., its indirect wholly owned subsidiary, Intelsat Sub Holdco, and certain wholly owned subsidiaries of Intelsat Sub Holdco (the “Subsidiary Guarantors” and, together with Intelsat Sub Holdco, the “Guarantors”).

Separate financial statements of Intelsat, Ltd., Intelsat Bermuda, Intelsat Sub Holdco and the Subsidiary Guarantors are not presented because management believes that such financial statement would not be material to investors.

Investments in subsidiaries in the following condensed consolidating financial information are accounted for under the equity method of accounting. Consolidating adjustments include the following:

•	Elimination of investment in subsidiaries;

•	Elimination of intercompany accounts;

•	Elimination of intercompany sales between guarantor and non-guarantor subsidiaries; and

•	Elimination of equity in earning of subsidiaries.

INTELSAT, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,834	$383,403	$341,413	$193,418	$(341,412)	$583,656
Receivables, net of allowance	4,800	176,404	176,404	119,814	(176,404)	301,018
Prepaid expenses and other current assets	758	6,790	6,790	49,335	(6,790)	56,883
Deferred income taxes	—	8,151	8,151	34,252	(8,151)	42,403
Intercompany receivables	—	992,740	1,037,008	—	(2,029,748)	—

Total current assets	12,392	1,567,488	1,569,766	396,819	(2,562,505)	983,960
Satellites and other property and equipment, net	—	2,852,338	2,852,338	1,876,802	(2,852,343)	4,729,135
Goodwill	—	110,929	110,929	3,797,103	(110,929)	3,908,032
Non-amortizable intangible assets, net	—	560,000	560,000	1,116,600	(560,000)	1,676,600
Amortizable intangible assets, net	—	455,858	455,858	329,146	(455,858)	785,004
Investment in affiliate	1,903,625	2,622,426	1,166	60,093	(4,519,792)	67,518
Other assets	—	163,799	94,881	87,356	(94,877)	251,159

Total assets	$1,916,017	$8,332,838	$5,644,938	$7,663,919	$(11,156,304)	$12,401,408

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$4,210	$94,309	$92,210	$229,117	$(92,211)	$327,635
Accrued interest payable	20,615	151,290	123,336	72,014	(123,337)	243,918
Current portion of long term debt	—	16,630	16,630	53,188	(16,631)	69,817
Deferred satellite performance incentives	—	3,463	3,463	14,912	(3,464)	18,374
Other current liabilities	—	60,598	60,598	44,426	(60,597)	105,025
Intercompany payables	889,875	—	—	102,864	(992,739)	—

Total current liabilities	914,700	326,290	296,237	516,521	(1,288,979)	764,769
Long-term debt, net of current portion	1,542,659	5,856,531	2,916,531	3,810,607	(2,916,530)	11,209,798
Deferred satellite performance incentives, net of current portion	—	33,021	33,021	99,428	(33,021)	132,449
Deferred revenue, net of current portion	—	132,078	132,078	16,789	(132,078)	148,867
Deferred tax liabilities	—	7,373	7,373	452,833	(7,372)	460,207
Accrued retirement benefits	—	66,814	66,814	31,759	(66,814)	98,573
Other long-term liabilities	—	7,106	7,106	120,980	(7,106)	128,086

Total liabilities	2,457,359	6,429,213	3,459,160	5,048,917	(4,451,900)	12,942,749

Shareholder’s equity (deficit):
Ordinary shares	12	24	12	50	(86)	12
Other shareholder’s equity (deficit)	(541,353)	1,903,601	2,185,766	2,614,952	(6,704,318)	(541,353)

Total shareholder’s equity (deficit)	(541,341)	1,903,625	2,185,778	2,615,002	(6,704,404)	(541,341)

Total liabilities and shareholder’s equity (deficit)	$1,916,017	$8,332,838	$5,644,938	$7,663,919	$(11,156,304)	$12,401,408

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2005

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$65	$341,204	$341,204	$18,801	$(341,204)	$360,070
Receivables	—	172,171	172,171	30,680	(171,570)	203,452
Deferred income taxes	—	6,334	6,334	4,418	(6,334)	10,752
Intercompany receivables	—	992,206	1,005,472	—	(1,997,678)	—

Total current assets	65	1,511,915	1,525,181	53,899	(2,516,786)	574,274
Satellites and other property and equipment, net	—	3,277,809	3,277,809	49,532	(3,277,809)	3,327,341
Amortizable intangible assets, net	—	493,263	493,263	—	(493,263)	493,263
Non-amortizable intangible assets, net	—	560,000	560,000	—	(560,000)	560,000
Goodwill	—	111,388	111,388	—	(111,388)	111,388
Investment in affiliate	2,187,132	(40,267)	(40,267)	—	(2,066,667)	39,931
Other assets	725	180,854	167,990	7,271	(168,593)	188,247

Total assets	$2,187,922	$6,094,962	$6,095,364	$110,702	$(9,194,506)	$5,294,444

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$8,463	$182,797	$182,797	$15,927	$(182,798)	$207,186
Accrued interest payable	20,475	105,246	105,246	—	(105,246)	125,721
Current portion of long term debt	—	11,097	11,097	—	(11,097)	11,097
Deferred satellite performance incentives	—	7,418	7,418	—	(7,418)	7,418
Other current liabilities	—	23,518	23,518	6,625	(23,518)	30,143
Intercompany payables	834,820	—	—	157,387	(992,207)	—

Total current liabilities	863,758	330,076	330,076	179,939	(1,322,284)	381,565
Long-term debt, net of current portion	1,524,943	3,265,073	2,934,250	—	(2,934,250)	4,790,016
Deferred satellite performance incentives, net of current portion	—	36,027	36,027	—	(36,027)	36,027
Deferred revenue, net of current portion	—	157,580	157,580	—	(157,580)	157,580
Accrued retirement benefits	—	107,778	107,778	—	(107,778)	107,778
Other long-term liabilities	5,487	11,296	11,296	10,960	(11,296)	27,743

Total liabilities	2,394,188	3,907,830	3,577,007	190,899	(4,569,215)	5,500,709

Shareholder’s equity (deficit):
Ordinary shares	12	12	12	25	(49)	12
Other shareholder’s equity (deficit)	(206,277)	2,187,120	2,518,345	(80,222)	(4,625,242)	(206,277)

Total shareholder’s equity (deficit)	(206,265)	2,187,132	2,518,357	(80,197)	(4,625,291)	(206,265)

Total liabilities and shareholder’s equity (deficit)	$2,187,922	$6,094,962	$6,095,364	$110,702	$(9,194,506)	$5,294,444

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Parent Guarantor)
Revenue	$—	$1,146,529	$1,146,529	$770,304	$(1,400,696)	$1,662,666

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	253,297	253,297	337,995	(560,039)	284,550
Selling, general and administrative	12,523	41,482	29,348	81,338	23,228	187,919
Depreciation and amortization	—	545,620	545,620	155,897	(545,620)	701,517
Impairment of asset value	—	48,974	48,974	—	(48,974)	48,974
Restructuring costs	287	15,378	15,378	10,787	(15,378)	26,452
Loss on interest rate swap	—	—	—	11,731	—	11,731

Total operating expenses	12,810	904,751	892,617	597,748	(1,146,783)	1,261,143

Operating income (loss)	(12,810)	241,778	253,912	172,556	(253,913)	401,523
Interest expense, net	183,297	369,136	193,159	171,708	(193,159)	724,141
Subsidiary income (loss)	(172,546)	20,341	(640)	—	152,845	—
Other income (expense), net	—	(29,422)	(29,418)	2,176	29,418	(27,246)

Income (loss) from operations before income taxes	(368,653)	(136,438)	30,695	3,024	121,508	(349,864)
Provision for income taxes	61	36,107	36,107	(17,318)	(36,107)	18,850

Net income (loss)	$(368,714)	$(172,546)	$(5,412)	$20,342	$157,616	$(368,714)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD FEBRUARY 1, 2005 TO DECEMBER 31, 2005

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$968,260	$968,260	$221,754	$(1,084,708)	$1,073,566

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	204,342	204,342	190,528	(382,604)	216,608
Selling, general and administrative	23,957	44,134	42,210	11,901	19,604	141,806
Depreciation and amortization	—	528,424	528,424	5,905	(528,424)	534,329

Total operating expenses	23,957	776,900	774,976	208,334	(891,424)	892,743

Income (loss) from operations	(23,957)	191,360	193,284	13,420	(193,284)	180,823
Interest expense, net	159,749	196,925	171,120	8,744	(171,120)	365,418
Subsidiary income (loss)	(30,789)	2,757	2,757	—	25,275	—
Other income (expense), net	—	(8,784)	(8,784)	644	8,733	(8,191)

Income (loss) before income taxes	(214,495)	(11,592)	16,137	5,320	11,844	(192,786)
Provision for income taxes	1,063	19,146	19,146	2,563	(19,146)	22,772

Net income (loss)	$(215,558)	$(30,738)	$(3,009)	$2,757	$30,990	$(215,558)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2005 TO JANUARY 31, 2005

(in thousands)

	Intelsat, Ltd.	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Intelsat Sub Holdco Non-Guarantor	Eliminations	Consolidated
Revenue	$—	$86,449	$86,449	$19,523	$(94,504)	$97,917

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	31,833	98,769	15,545	(119,208)	26,939
Selling, general and administrative	47,599	(5,391)	(5,391)	899	17,775	55,491
Depreciation and amortization	—	38,385	37,924	799	(37,924)	39,184
Impairment of asset value	—	69,227	69,227	—	(69,227)	69,227
Restructuring costs	—	263	263	—	(263)	263

Total operating expenses	47,599	134,317	200,792	17,243	(208,847)	191,104

Income (loss) from operations	(47,599)	(47,868)	(114,343)	2,280	114,343	(93,187)
Interest expense, net	12,479	(455)	(455)	—	455	12,024
Subsidiary income (loss)	(49,648)	2,011	2,011	—	45,626	—
Other income (expense), net	—	(244)	(244)	79	294	(115)

Income (loss) before income taxes	(109,726)	(45,646)	(112,121)	2,359	159,808	(105,326)
Provision for income taxes	—	4,052	462	347	(461)	4,400

Net income (loss)	$(109,726)	$(49,698)	$(112,583)	$2,012	$160,269	$(109,726)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004

(in thousands)

	Intelsat, Ltd.	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Intelsat Sub Holdco Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,034,700	$1,034,700	$95,384	$(1,120,878)	$1,043,906

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	262,032	1,150,374	78,854	(1,313,007)	178,253
Selling, general and administrative	42,266	27,142	23,502	6,248	52,953	152,111
Depreciation and amortization	—	453,298	446,431	4,074	(446,431)	457,372
Impairment of asset value	—	84,380	84,380	—	(84,380)	84,380
Restructuring costs	—	6,640	6,640	—	(6,640)	6,640

Total operating expenses	42,266	833,492	1,711,327	89,176	(1,797,505)	878,756

Income (loss) from continuing operations	(42,266)	201,208	(676,627)	6,208	676,627	165,150
Interest expense, net	131,292	7,576	6,174	1	(6,174)	138,869
Subsidiary income (loss)	134,879	1,969	1,969	—	(138,817)	—
Other income (expense), net	—	(2,235)	(2,235)	(149)	2,235	(2,384)

Income (loss) from continuing operations before income taxes	(38,679)	193,366	(683,067)	6,058	546,219	23,897
Provision for income taxes	—	14,557	18,433	4,090	(18,433)	18,647

Income (loss) from continuing operations	(38,679)	178,809	(701,500)	1,968	564,652	5,250
(Loss) from discontinued operations	—	—	—	(43,929)	—	(43,929)

Net income (loss)	$(38,679)	$178,809	$(701,500)	$(41,961)	$564,652	$(38,679)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(190,794)	$603,468	$621,965	$38,433	$(624,516)	$448,556

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	(94,888)	(94,888)	(57,198)	94,888	(152,086)
PanAmSat Acquisition (including G2 acquisition)	—	(1,713,576)	—	(1,438,945)	—	(3,152,521)
G2 Acquisition	—	—	—	—	—	—
Payment for future satellite	—	—	—	—	—	—
Payments for rights to orbital location	—	—	—	—	—	—
Proceeds from insurance receivable	—	—	—	—	—	—
Advances to/from subsidiaries, net	63,301	(1,392,891)	(62,461)	1,327,923	64,128	—
Investment in subsidiaries	134,263	(73,914)	(73,000)	298,705	(286,054)	—

Net cash provided by (used in) investing activities	197,564	(3,275,269)	(230,349)	130,485	(127,038)	(3,304,607)

Cash flows from financing activities:
Repayment of long-term debt	—	(347,375)	(347,375)	(307,682)	347,375	(655,057)
Proceeds from bond issuance	—	2,340,000	—	575,000	—	2,915,000
Proceeds from credit facility borrowings	—	944,750	344,750	—	(344,750)	944,750
New debt issuance costs	—	(74,298)	—	(28,602)	—	(102,900)
Capital contributions from parent companies	—	—	—	73,030	(73,030)	—
Principal payments on deferred satellite performance incentives	—	(5,209)	(5,209)	(7,218)	5,209	(12,427)
Principal payments on capital lease obligations	—	(9,605)	(9,605)	—	9,605	(9,605)
New incentive obligations	—	—	—	—	—	—
Net amount due parent	—	—	—	—	—	—
Dividends to shareholders	—	(134,263)	(373,968)	(298,705)	806,936	—

Net cash provided by (used in) financing activities	—	2,714,000	(391,407)	5,823	751,345	3,079,761
Effect of exchange rate changes on cash	—	—	—	(124)	—	(124)

Net change in cash and cash equivalents	6,770	42,199	209	174,617	(209)	223,586
Cash and cash equivalents, beginning of period	65	341,204	341,204	18,801	(341,204)	360,070

Cash and cash equivalents, end of period	$6,835	$383,403	$341,413	$193,418	$(341,413)	$583,656

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FEBRUARY 1, 2005 TO DECEMBER 31, 2005

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(189,929)	$615,079	$615,079	$70,527	$(617,128)	$493,628

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	(122,337)	(122,337)	(10,217)	122,337	(132,554)
Advances to/from subsidiaries, net	389,937	(344,336)	(349,097)	(47,599)	351,095	—
Investment in subsidiaries	504,689	—	—	—	(504,689)	—
Proceeds from insurance receivable	—	19,759	19,759	—	(19,759)	19,759

Net cash provided by (used in) investing activities	894,626	(446,914)	(451,675)	(57,816)	(51,016)	(112,795)

Cash flows from financing activities:
Repayment of long-term debt	(200,000)	(2,625)	(2,625)	—	2,625	(202,625)
Proceeds from bond issuance	—	305,348	—	—	—	305,348
Payment of bond issuance costs	—	(4,243)	—	—	—	(4,243)
Proceeds from credit facility borrowings	—	200,000	200,000	—	(200,000)	200,000
Principal payments on deferred satellite performance incentives	—	(4,621)	(4,621)	—	4,621	(4,621)
Principal payments on capital lease obligations	—	(5,568)	(5,568)	—	5,568	(5,568)
Dividends to shareholders	(504,689)	(504,689)	(198,823)	—	703,512	(504,689)

Net cash provided by (used in) financing activities	(704,689)	(16,398)	(11,637)	—	516,326	(216,398)
Effect of exchange rate changes on cash	—	—	—	953	—	953

Net change in cash and cash equivalents	8	151,767	151,767	13,664	(151,818)	165,388
Cash and cash equivalents, beginning of period	57	189,438	189,438	5,137	(189,388)	194,682

Cash and cash equivalents, end of period	$65	$341,205	$341,205	$18,801	$(341,206)	$360,070

Note:	The increase in cash between the predecessor entity ending balance and the successor entity opening balance is due to the retention by Intelsat, Ltd. of approximately $5 million in Acquisition financing proceeds.

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD JANUARY 1, 2005 TO JANUARY 31, 2005

(in thousands)

	Intelsat, Ltd.	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Intelsat Sub Holdco Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(8,085)	$61,087	$42,008	$1,813	$(85,439)	$11,384

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	(953)	(953)	—	953	(953)
Advances to/from subsidiaries, net	(5,133)	5,133	—	—	—	—
Investment in subsidiaries	(155,800)	155,800	—	—	—	—
Proceeds from insurance receivable	38,561	(38,561)	(38,561)	—	77,122	38,561

Net cash provided by (used in) investing activities	(122,372)	121,419	(39,514)	—	78,075	37,608

Cash flows from financing activities:
Principal payments on deferred satellite performance incentives	—	(475)	(475)	—	475	(475)

Net cash provided by (used in) financing activities	—	(475)	(475)	—	475	(475)
Effect of exchange rate changes on cash	—	—	—	(75)	—	(75)

Net change in cash and cash equivalents	(130,457)	182,031	2,019	1,738	(6,889)	48,442
Cash and cash equivalents, beginning of period	130,514	7,407	7,276	3,399	(7,276)	141,320

Cash and cash equivalents, end of period	$57	$189,438	$9,295	$5,137	$(14,165)	$189,762

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2004

(in thousands)

	Intelsat, Ltd.		Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Intelsat Sub Holdco Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(169,971)		$768,588	$769,405	$60,400	$(769,305)	$659,117

Cash flows from investing activities:
Payments for satellites and other property and equipment	—		(262,057)	(262,057)	(26,432)	261,957	(288,589)
Payment for future satellite	—		(50,000)	(50,000)	—	50,000	(50,000)
Payments for rights to orbital location	—		(32,000)	(32,000)	—	32,000	(32,000)
Change in restricted cash	700,000		—	—	—	—	700,000
Proceeds from insurance receivable	—		82,680	82,680	—	(82,680)	82,680
Payment for asset acquisitions	(965,063	)(1)	(92,511)	(92,511)		92,511	(1,057,574)
Advances to/from subsidiaries, net	574,249		(574,249)	(574,249)	—	574,249	—
Investment in subsidiaries	(174,511)		174,511	174,511	—	(174,511)	—
Other	—		—	—	(8,961)	—	(8,961)

Net cash provided by (used in) investing activities	134,675		(753,626)	(753,626)	(35,393)	753,526	(654,444)

Cash flows from financing activities:
Repayment of long-term debt	(600,000)		—	—	—	—	(600,000)
Proceeds from credit facility borrowings	200,000		—	—	—	—	200,000
New debt issuance costs	(4,000)		—	—	—	—	(4,000)
Principal payments on deferred satellite performance incentives	—		(5,107)	(5,107)	—	5,107	(5,107)
Principal payments on capital lease obligations	—		(6,722)	(6,722)	—	6,722	(6,722)

Net cash provided by (used in) financing activities	(404,000)		(11,829)	(11,829)	—	11,829	(415,829)
Effect of exchange rate changes on cash	—		—	—	(562)	—	(562)
Effect of discontinued operations on cash	—		—	—	(23,755)	—	(23,755)

Net change in cash and cash equivalents	(439,296)		3,133	3,950	690	(3,950)	(435,473)
Cash and cash equivalents, beginning of period	569,810		4,274	3,326	2,709	(3,326)	576,793

Cash and cash equivalents, end of period	$130,514		$7,407	$7,276	$3,399	$(7,276)	$141,320

Note:

(1)	On March 17, 2004, Intelsat, Ltd. made a cash payment of approximately $965 million to complete the purchase of certain of the satellites and related assets of Loral Space & Communications. Subsequent to the acquisition, Intelsat, Ltd. transferred the acquired assets and assumed liabilities via non-cash intercompany transaction to certain guarantor companies. These aforementioned assets and liabilities are correctly reflected within the balance sheet subsequent to the acquisition and are thus reflected within the operating activities section above.

(Certain totals may not add due to the effects of rounding)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Adjustments(1)	Balance at End of Period
	(in thousands)
Year ended December 31, 2004:
Allowance for doubtful accounts	$32,110	$11,009	$—	$7,798	$22	$35,343
Restructuring reserve	$—	$6,640	$—	$5,146	$—	$1,494
Year ended December 31, 2005:
Allowance for doubtful accounts	$35,343	$(4,867)	$—	$4,134	$—	$26,342
Restructuring reserve	$1,494	$263	$—	$1,757	$—	$—
Year ended December 31, 2006
Allowance for doubtful accounts	$26,342	$3,411	$—	$6,622	$6,815	$29,946
Restructuring reserve	$—	$26,452	$(9,359)	$18,588	$28,992	$27,497

(1)	Adjustments reflect changes in allocation of the purchase price and fair value adjustments recorded or additional liabilities established in connection with the COMSAT General transactions and the PanAmSat Acquisition Transactions.

S-1

Exhibit Index

Exhibit No.	Document Description
2.1	Transaction Agreement and Plan of Amalgamation, dated as of August 16, 2004, by and among Intelsat, Ltd., Intelsat (Bermuda), Ltd., Intelsat Holdings, Ltd. (formerly Zeus Holdings Limited), Zeus Merger One Limited and Zeus Merger Two Limited (incorporated by reference to Exhibit 99.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 4, 2005).

2.2	Merger Agreement, dated as of August 28, 2005, by and among Intelsat (Bermuda), Ltd., Proton Acquisition Corporation and PanAmSat Holding Corporation (incorporated by reference to Exhibit 2.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on August 30, 2005).

2.3	Asset Purchase Agreement, dated as of July 15, 2003, among Intelsat, Ltd., Intelsat (Bermuda), Ltd., Loral Space & Communications Corporation, Loral SpaceCom Corporation and Loral Satellite, Inc., as amended (incorporated by reference to Exhibit 1 of Intelsat, Ltd.’s Quarterly Report on Form 6-K for the period ended June 30, 2003, File No. 000-50262, filed on August 14, 2003 and Exhibits 1, 2 and 3 of Intelsat, Ltd.’s Quarterly Report on Form 6-K for the period ended September 30, 2003, File No. 000-50262, filed on October 29, 2003).

2.4	Amendment No. 4, dated as of March 5, 2004, to Asset Purchase Agreement among Intelsat, Ltd., Intelsat (Bermuda), Ltd., and Loral Space & Communications Corporation, Loral SpaceCom Corporation and Loral Satellite, Inc. (incorporated by reference to Exhibit 4.35 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2003, File No. 000-50262, filed on March 15, 2004). (1)

3.1	Certificate of Incorporation of Intelsat, Ltd. (incorporated by reference to Exhibit 3.1 of Intelsat, Ltd.’s Registration Statement on Form F-4, File No. 333-99189, filed on September 5, 2002).

3.2	Memorandum of Association of Intelsat, Ltd. (incorporated by reference to Exhibit 1.2 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

3.3	Amended and Restated Bye-laws of Intelsat, Ltd. (incorporated by reference to Exhibit 3.1 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 000-50262, filed on November 15, 2006).

4.1	Indenture, dated as of July 3, 2006, by and among Intelsat (Bermuda), Ltd., Intelsat, Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 10, 2006).

4.2	Form of Original Floating Rate Senior Notes due 2013 (included in Exhibit 4.1).

4.3	Form of Original 11 1/4% Senior Notes due 2016 (included in Exhibit 4.1).

4.4	Form of Floating Rate Senior Notes due 2013 (included in Exhibit 4.1).

4.5	Form of 11 1/4% Senior Notes due 2016 (included in Exhibit 4.1).

4.6	Registration Rights Agreement, dated as of July 3, 2006, among Intelsat (Bermuda), Ltd., Intelsat, Ltd., Deutsche Bank Securities Inc., Lehman Brothers Inc., Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.3 to Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 10, 2006).

4.7	Indenture, dated as of July 3, 2006, by and among Intelsat (Bermuda), Ltd., Intelsat, Ltd., the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association (included by reference to Exhibit 4.2 to Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 10, 2006).

4.8	Form of Original 9 1/4% Senior Notes due 2016 (included in Exhibit 4.7).

4.9	Form of 9 1/4% Senior Notes due 2016 (included in Exhibit 4.7).

Exhibit No.	Document Description
4.10	Registration Rights Agreement, dated as of July 3, 2006, among Intelsat (Bermuda), Ltd., Intelsat, Ltd. the Subsidiary Guarantors named therein and Deutsche Bank Securities Inc., Lehman Brothers Inc., Credit Suisse Securities (USA) LLC, and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.4 to Intelsat, Ltd.’s Report on Form 8-K, file No. 000-50262, filed on July 10, 2006).

4.11	Indenture, dated as of July 3, 2006, by and among Intelsat Corporation (formerly known as PanAmSat Corporation), the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of Intelsat Holding Corporation’s Report on Form 8-K, file No. 001-32456, filed on July 10, 2006).

4.12	Form of Original 9% Senior Notes due 2016 (included in Exhibit 4.11).

4.13	Form of 9% Senior Notes due 2016 (included in Exhibit 4.11).

4.14	Registration Rights Agreement, dated as of July 3, 2006, by and among Intelsat Corporation (formerly known as PanAmSat Corporation), the Subsidiary Guarantors and Deutsche Bank Securities Inc., Lehman Brothers Inc., Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 of Intelsat Holding Corporation’s Report on Form 8-K, File No. 001-32456, filed on July 10, 2006).

4.15	Indenture, dated August 20, 2004, among Intelsat Corporation (formerly known as PanAmSat Corporation), the Guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of Intelsat Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, File No. 000-22531, filed on November 15, 2004).

4.16	Indenture, dated as of January 28, 2005, by and among Zeus Merger Two Limited, as Issuer, Zeus Merger One Limited, as Parent Guarantor, and Wells Fargo, as Trustee (incorporated by reference to Exhibit 4.1 of Intelsat Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 4, 2005).

4.17	Form of Original Floating Rate Senior Notes due 2012 (included in Exhibit 4.16).

4.18	Form of Original 8 1/4% Senior Notes due 2013 (included in Exhibit 4.16).

4.19	Form of Original 8 5/8% Senior Notes due 2015 (included in Exhibit 4.16).

4.20	Form of Floating Rate Senior Notes due 2012 (included in Exhibit 4.16).

4.21	Form of 8 1/4% Senior Notes due 2013 (included in Exhibit 4.16).

4.22	Form of 8 5/8% Senior Notes due 2015 (included in Exhibit 4.16).

4.23	Supplemental Indenture, dated as of January 28, 2005, by and among Intelsat Holdings LLC, Intelsat LLC, Intelsat Global Sales & Marketing Ltd., Intelsat USA Sales Corp., Intelsat USA License Corp., Intelsat Global Service Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 2.6 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

4.24	Second Supplemental Indenture, dated as of March 3, 2005, by and among Intelsat Subsidiary Holding Company, Ltd., Intelsat (Bermuda), Ltd., Intelsat, Ltd., Intelsat Holdings LLC, Intelsat LLC, Intelsat Global Sales & Marketing Ltd., Intelsat USA Sales Corp., Intelsat USA License Corp., Intelsat Global Service Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 2.7 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262 filed on March 15, 2005).

4.25	Third Supplemental Indenture, dated as of March 3, 2005, by and among Intelsat (Bermuda), Ltd., Intelsat Subsidiary Holding Company, Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 2.8 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

Exhibit No.	Document Description
4.26	Fourth Supplemental Indenture, dated as of December 28, 2005, by and among Intelsat UK Financial Services Ltd., Intelsat Subsidiary Holding Company, Ltd. and Wells Fargo, National Association (incorporated by reference to Exhibit 4.21 of Intelsat Subsidiary Holding Company, Ltd.’s Amendment No. 1 to its Registration Statement on Form S-4, File No. 333-12946507, filed on February 10, 2006).

4.27	Fifth Supplemental Indenture, dated as of July 3, 2006, by and among Intelsat (Bermuda), Ltd., Intelsat Intermediate Holding Company, Ltd., Intelsat Subsidiary Holding Company, Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.20 of Intelsat Intermediate Holding Company, Ltd.’s Registration Statement on Form S-4, File No. 333-136193, filed on July 31, 2006).

4.28	Registration Rights Agreement, dated as of January 28, 2005, by and among Zeus Merger One Limited, Zeus Merger Two Limited and the other parties named therein (incorporated by reference to Exhibit 4.2 of Intelsat’s Report on Form 8-K, File No. 000-50262, filed on February 4, 2005).

4.29	Indenture, dated as of April 1, 2002, between Intelsat, Ltd. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form F-4, File No. 333-99189, filed on September 5, 2002).

4.30	Officers’ Certificate dated April 15, 2002 relating to Intelsat, Ltd.’s 7 5/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form F-4, File No. 333-99189, filed on September 5, 2002).

4.31	Form of 7 5/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form F-4, File No. 333-99189, filed on September 5, 2002).

4.32	Officers’ Certificate dated November 7, 2003 relating to Intelsat, Ltd.’s 5 1/4% Senior Notes due 2008 and its 6 1/2% Senior Notes due 2013, including the forms of Notes (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form F-4, File No. 333-110671, filed on November 21, 2003).

4.33	Indenture, dated as of February 11, 2005, by and among Zeus Special Subsidiary Limited, Intelsat, Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 2.11 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

4.34	Form of 9 1/4% Senior Discount Notes due 2015 (included in Exhibit 4.33).

4.35	Supplemental Indenture, dated as of March 3, 2005, by and among Intelsat (Bermuda), Ltd., Intelsat, Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 2.12 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

4.36	Second Supplemental Indenture, dated as of July 3, 2006, by and among Intelsat (Bermuda), Ltd., Intelsat Intermediate Holding Company, Ltd., Intelsat Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 of Intelsat Intermediate Holding Company, Ltd.’s Registration Statement on Form S-4, File No. 333-136193, filed on July 31, 2006).

4.37	Third Supplemental Indenture, dated as of July 3, 2006, by and among Intelsat (Bermuda), Ltd., Intelsat Intermediate Holding Company, Ltd., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.6 of Intelsat Intermediate Holding Company, Ltd.’s Registration Statement on Form S-4, File No. 333-136193, filed on July 31, 2006).

4.38	Registration Rights Agreement, dated as of February 11, 2005, among Zeus Special Subsidiary Limited, Intelsat and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 2.13 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

4.39	Form of Exchange Agent Agreement by and between Intelsat (Bermuda), Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.39 of the Registration Statement on Form S-4, File No. 333-140224, filed on January 25, 2007).

Exhibit No.	Document Description
4.40	Indenture for the Floating Rate Senior Notes due 2015, dated as of January 12, 2007, by and among Intelsat (Bermuda), Ltd. as Issuer, Intelsat, Ltd. as Parent Guarantor and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on January 19, 2007).

4.41	Form of Original Floating Rate Senior Notes due 2015 (included in Exhibit 4.40).

4.42	Form of Floating Rate Senior Notes due 2015 (included in Exhibit 4.40).

4.43	Registration Rights Agreement for the Floating Rate Senior Notes due 2015, dated as of January 12, 2007, among Intelsat (Bermuda), Ltd., Intelsat, Ltd. and Deutsche Bank Securities Inc., Lehman Brothers Inc., Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc. as Representatives of the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on January 19, 2007).

10.1	Credit Agreement dated as of July 3, 2006 among Intelsat Subsidiary Holding Company, Ltd., Intelsat Intermediate Holding Company, Ltd. and the other parties named therein (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 10, 2006).

10.2	Monitoring Fee Agreement, dated as of July 3, 2006, between Intelsat (Bermuda), Ltd. Apax Europe V GP Co. Limited and Apax Partners, L.P., Apollo Management V, L.P., MDP Global Investors Limited and Permira Advisers, LLC (incorporated by reference to Exhibit 10.32 of Intelsat Intermediate Holding Company, Ltd.’s Registration Statement on Form S-4, File No. 333-136193, filed on July 31, 2006).

10.3	Employment Agreement, dated as of June 28, 2006, by and among Intelsat Holdings, Ltd., Intelsat, Ltd. and Joseph Wright, Jr. (incorporated by reference to Exhibit 10.38 of Intelsat Intermediate Holding Company, Ltd.’s Amendment 1 to Registration Statement on Form S-4, File No. 333-136193, filed on August 4, 2006).

10.4	Employment Agreement, dated as of May 18, 2006, between Intelsat Holdings, Ltd. and James Frownfelter (incorporated by reference to Exhibit 10.39 of Intelsat Intermediate Holding Company, Ltd.’s Amendment 1 to Registration Statement on Form S-4, File No. 333-136193, filed on August 4, 2006).

10.5	Senior Bridge Loan Credit Agreement, dated as of July 3, 2006, among Intelsat (Bermuda), Ltd. and the other parties named therein (incorporated by reference to Exhibit 10.2 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 10, 2006).

10.6	Amendment Agreement (relating to Credit Agreement), dated as of July 3, 2006, by and among Intelsat Corporation (formerly known as PanAmSat Corporation) and the other parties named therein (incorporated by reference to Exhibit 10.1 of Intelsat Holding Corporation’s Report on Form 8-K, file No. 001-32456, filed on July 10, 2006).

10.7	Credit Agreement, dated as of August 20, 2004, as amended and restated as of March 22, 2005, as further amended and restated as of July 3, 2006, among Intelsat Corporation (formerly known as PanAmSat Corporation) and the other parties named therein (incorporated by reference to Exhibit 10.2 of Intelsat Holding Corporation’s Report on Form 8-K, file No. 001-32456, filed on July 10, 2006).

10.8	Share Option Agreement, dated April 1, 2006, by and among Intelsat Holdings, Ltd. and Jeffrey Freimark (incorporated by reference to Exhibit 10.8 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 000-50262, filed on November 15, 2006).

10.9	Share Option Agreement, dated July 3, 2006, by and among Intelsat Holdings, Ltd. and Jeffrey Freimark (incorporated by reference to Exhibit 10.9 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 000-50262, filed on November 15, 2006).

Exhibit No.	Document Description
10.10	Share Option Agreement, dated July 3, 2006, by and among Intelsat Holdings, Ltd. and Joseph Wright, Jr. (incorporated by reference to Exhibit 10.10 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 000-50262, filed on November 15, 2006).

10.11	Share Option Agreement, dated July 3, 2006, by and among Intelsat Holdings, Ltd. and James Frownfelter (incorporated by reference to Exhibit 10.11 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 000-50262, filed on November 15, 2006).

10.12	Form of Share Option Agreement under Intelsat Holdings, Ltd. 2005 Share Incentive Plan (incorporated by reference to Exhibit 10.12 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 000-50262, filed on November 15, 2006).

10.13	Amendment No. 1 and Acknowledgment, effective as of July 3, 2006, to Employment Agreement, dated as of March 16, 2006, by and among Intelsat Holdings, Ltd., Intelsat, Ltd. and Jeffrey Freimark (incorporated by reference to Exhibit 10.43 of Intelsat Intermediate Holding Company, Ltd.’s Amendment 1 to Registration Statement on Form S-4, File No. 333-136193, filed on August 4, 2006).

10.14	Amendment No. 2, effective as of October 26, 2006, to Employment Agreement, as amended, dated as of March 16, 2006, by and among Intelsat Holdings, Ltd., Intelsat, Ltd. and Jeffrey Freimark (incorporated by reference to Exhibit 10.14 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 000-50262, filed on November 15, 2006).

10.15	Amendment, dated July 3, 2006, to Employment Agreement, dated as of June 28, 2006, by and among Intelsat Holdings, Ltd. and Joseph Wright, Jr. (incorporated by reference to Exhibit 10.15 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 000-50262, filed on November 15, 2006).

10.16	Amendment, dated July 3, 2006, to Employment Agreement, dated as of May 18, 2006, by and among Intelsat Holdings, Ltd. and James Frownfelter (incorporated by reference to Exhibit 10.16 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 000-50262, filed on November 15, 2006).

10.17	Commitment Letter, dated as of August 28, 2005, by and among Intelsat (Bermuda), Ltd., Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc., Citigroup Global Markets Inc., Credit Suisse First Boston, Cayman Islands Branch, Lehman Commercial Paper Inc., and Lehman Brothers Inc. (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on August 30, 2005).

10.18	Headquarters Land Lease, dated as of June 8, 1982, between the International Telecommunications Satellite Organization and the U.S. Government, as amended (incorporated by reference to Exhibit 10.16 of the Registration Statement on Form F-4, File No. 333-99189, filed on September 5, 2002).

10.19	Employment Agreement, dated as of January 28, 2005, between Intelsat Holdings, Ltd. and David McGlade (incorporated by reference to Exhibit 3.13 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

10.20	Letter Agreement, dated as of December 22, 2004, between Zeus Holdings Limited and David McGlade (incorporated by reference to Exhibit 3.14 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

10.21	Letter Agreement, dated as of February 25, 2005, between Zeus Holdings Limited and David McGlade (incorporated by reference to Exhibit 3.15 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

Exhibit No.	Document Description
10.22	Employment Agreement, dated as of January 31, 2005, between Intelsat Holdings, Ltd., Intelsat, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.8 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 4, 2005).

10.23	Amendment and Acknowledgement, dated June 21, 2005, to Employment Agreement, dated as of January 28, 2005, between Intelsat Holdings, Ltd. and David McGlade (incorporated by reference to Exhibit 10.6 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, File No. 000-50262, filed on August 11, 2005).

10.24	Amendment and Acknowledgement, dated June 21, 2005, to Employment Agreement, dated as of January 31, 2005, between Intelsat Holdings, Ltd., Intelsat, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.7 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, File No. 000-50262, filed on August 11, 2005).

10.25	Business Transition Services Agreement, dated as of July 15, 2003, among Intelsat (Bermuda), Ltd., Loral Space & Communications Corporation and Loral SpaceCom Corporation (incorporated by reference to Exhibit 3.17 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

10.26	TT&C Transition Services Agreement, dated as of July 15, 2003, among Intelsat (Bermuda), Ltd., Loral Space & Communications Corporation and Loral SpaceCom Corporation (incorporated by reference to Exhibit 3.18 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

10.27	Transaction and Monitoring Fee Agreement, dated as of January 28, 2005, by and among Zeus Merger Two Limited and the other parties names therein (incorporated by reference to Exhibit 3.20 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

10.28	Subsidiary Flow Through Voting Agreement, dated as of January 28, 2005, by and between Zeus Holdings Limited and Intelsat, Ltd. (incorporated by reference to Exhibit 3.21 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

10.29	Engagement Contract, dated June 27, 2005, between Intelsat, Ltd. and FTI Palladium Partners, a division of FTI Consulting, Inc. (incorporated by reference to Exhibit 10.8 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, File No. 000-50262, filed on August 11, 2005).

10.30	Intelsat Holdings, Ltd. 2005 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to Intelsat Ltd.’s Current Report on Form 8-K dated May 10, 2005).

10.31	Form of Restricted Share Agreement under Intelsat Holdings, Ltd. 2005 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to Intelsat Ltd.’s Current Report on Form 8-K dated May 10, 2005).

10.32	Intelsat Holdings, Ltd. Bonus Plan (incorporated by reference to Exhibit 10.3 to Intelsat Ltd.’s Current Report on Form 8-K dated May 10, 2005).

10.33	Employment Agreement, dated as of March 16, 2006, by and among Intelsat Holdings, Ltd., Intelsat, Ltd. and Jeffrey Freimark (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s quarterly report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-50262, filed on May 10, 2006).

10.34	Amendment and Acknowledgment, effective March 8, 2006, to Employment Agreement, dated as of January 28, 2005, between Intelsat Holdings, Ltd. and David McGlade (incorporated by reference to Exhibit 10.2 of Intelsat, Ltd.’s quarterly report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-50262, filed on May 10, 2006).

Exhibit No.	Document Description
10.35	Amendment and Acknowledgment, effective March 8, 2006, to Employment Agreement, dated as of January 31, 2005, between Intelsat Holdings, Ltd., Intelsat, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.3 of Intelsat, Ltd.’s quarterly report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-50262, filed on May 10, 2006).

10.36	Amendment, dated January 31, 2006, to Engagement Contract, dated June 27, 2005, between Intelsat, Ltd. and FTI Palladium Partners, a division of FTI Consulting, Inc. (incorporated by reference to Exhibit 10.4 of Intelsat, Ltd.’s quarterly report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-50262, filed on May 10, 2006).

10.37	Employment Agreement, dated as of June 28, 2006, by and among Intelsat Holdings, Ltd. and Joseph Wright, Jr. (incorporated by reference to Exhibit 10.38 of Intelsat Intermediate Holding Company, Ltd.’s Registration Statement on Form S-4, File No. 333-136193-01, filed on July 31, 2006).

10.38	Employment Agreement, dated as of May 18, 2006, between Intelsat Holdings, Ltd. and James Frownfelter (incorporated by reference to Exhibit 10.39 of Intelsat Intermediate Holding Company, Ltd.’s Registration Statement on Form S-4, File No. 333-136193-01, filed on July 31, 2006).

10.39	Amendment No. 1 to Credit Agreement, dated January 19, 2007, among Intelsat Intermediate Holding Company, Ltd., Intelsat Subsidiary Holding Company, Ltd. and the other parties named therein (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on January 25, 2007).

10.40	Amendment No. 2 to Credit Agreement, dated January 19, 2007, among Intelsat Intermediate Holding Company, Ltd., Intelsat Subsidiary Holding Company, Ltd. and the other parties named therein (incorporated by reference to Exhibit 10.2 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on January 25, 2007).

10.41	Amendment No. 1 to Credit Agreement, dated January 19, 2007, among Intelsat Corporation and the other parties named therein (incorporated by reference to Exhibit 10.1 of Intelsat Corporation’s Report on Form 8-K, File No. 000-22531, filed on January 25, 2007).

10.42	Credit Agreement, dated as of February 2, 2007, by and among Intelsat (Bermuda), Ltd., as the Borrower, Intelsat, Ltd., as Guarantor, and the Several Lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, Banc of America Securities LLC and Deutsche Bank Securities Inc., as Joint Lead Arrangers, and Banc of America Securities LLC, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC and Morgan Stanley Senior Funding, Inc., as Joint Bookrunners (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 6, 2007).

10.43	Third Amendment and Acknowledgment, effective March 16, 2007, to Employment Agreement, dated as of January 28, 2005, between Intelsat Holdings, Ltd. and David McGlade.*

10.44	Third Amendment and Acknowledgment, effective March 16, 2007, to Employment Agreement, dated as of March 16, 2006, between Intelsat Holdings, Ltd. and Jeffrey Freimark.*

10.45	First Amendment and Acknowledgment, effective March 16, 2007, to Employment Agreement, dated as of May 18, 2006, between Intelsat Holdings, Ltd. and James Frownfelter.*

10.46	Third Amendment and Acknowledgment, effective March 16, 2007, to Employment Agreement, dated as of January 31, 2005, between Intelsat Holdings, Ltd. and Phillip Spector.*

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 of Intelsat, Ltd.’s Registration Statement on Form S-4, File No. 333-140224, filed on January 26, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

Exhibit No.	Document Description

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

*	Filed herewith.
(1)	Portions of this exhibit have been omitted pursuant to an order of the Securities and Exchange Commission granting confidential treatment with respect thereto.