Form 10-Q
period 2007-03-31
INTELSAT LTD
filed 2007-05-15
CIK 1156871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of May 14, 2007, 12,000 ordinary shares, par value $1.00 per share, were outstanding.

INTRODUCTION

In this Quarterly Report, unless otherwise indicated or the context otherwise requires, (1) the terms “we,” “us,” “our” and the “Company” refer to Intelsat, Ltd. and its currently existing subsidiaries on a consolidated basis, (2) the term “Intelsat Bermuda” refers to Intelsat (Bermuda), Ltd., Intelsat, Ltd.’s direct wholly-owned subsidiary, (3) the term “Intermediate Holdco” refers to Intelsat Intermediate Holding Company, Ltd., Intelsat Bermuda’s direct wholly-owned subsidiary, (4) the term “Intelsat Sub Holdco” refers to Intelsat Subsidiary Holding Company, Ltd., Intermediate Holdco’s direct wholly-owned subsidiary, (5) the term “Intelsat Holdings” refers to our parent, Intelsat Holdings, Ltd., (6) the term “PanAmSat Holdco” refers to Intelsat Holding Corporation, formerly known as PanAmSat Holding Corporation, (7) the terms “PanAmSat Opco” and “Intelsat Corp” refer to Intelsat Corporation, formerly known as PanAmSat Corporation, (8) the term “PanAmSat” refers to PanAmSat Holdco and its subsidiaries on a consolidated basis and (9) the term “PanAmSat Acquisition Transactions” refers to our acquisition of PanAmSat and the related transactions discussed under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview —Impact of the PanAmSat Acquisition Transactions.

In this Quarterly Report, unless the context otherwise requires, all references to transponder capacity or demand refer to transponder capacity or demand in the C-band and Ku-band only.

On July 3, 2006, Intelsat Bermuda completed its acquisition of PanAmSat Holdco, pursuant to a merger agreement dated August 28, 2005 by and among Intelsat Bermuda, PanAmSat Holdco and Proton Acquisition Corporation, a wholly-owned subsidiary of Intelsat Bermuda, referred to as the Merger Agreement, for approximately $3.2 billion in cash consideration. Upon completion of the PanAmSat Acquisition Transactions, PanAmSat Holdco and Intelsat Sub Holdco became separate direct or indirect wholly-owned subsidiaries of Intelsat Bermuda. As part of this transaction, approximately $3.2 billion in existing debt of PanAmSat Holdco and its subsidiaries was either refinanced or remained outstanding. The PanAmSat Acquisition Transactions are described in further detail below in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Impact of the PanAmSat Acquisition Transactions. This Quarterly Report relates to periods both prior to and after the acquisition of PanAmSat Holdco by Intelsat Bermuda, which was completed on July 3, 2006.

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

When used in this Quarterly Report, the words “may,” “will,” “ might,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “intend,” “potential,” “outlook” and “continue,” and the negative of these terms and other similar expressions, are intended to identify forward-looking statements and information.

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward looking statements:

•	risks associated with operating our in-orbit satellites;

•	satellite launch failures, satellite launch and construction delays and in-orbit failures or reduced performance;

•	our ability to obtain new satellite insurance policies on commercially reasonable terms or at all;

•	possible future losses on satellites that are not adequately covered by insurance;

•	domestic and international government regulation;

•	changes in our revenue backlog or expected revenue backlog for future services;

•	pricing pressure and overcapacity in the markets in which we compete;

•	inadequate access to capital markets;

•	competition;

•	customer defaults on their obligations owed to us;

•	our international operations and other uncertainties associated with doing business internationally; and

•	litigation.

The forward-looking statements made in this Quarterly Report reflect our intentions, plans, expectations, assumptions and beliefs about future events. These forward-looking statements speak only as of their dates and are not guarantees of future performance or results and are subject to risks, uncertainties and other factors, many of which are outside of our control. These factors could cause actual results or developments to differ materially from the expectations expressed or implied in the forward-looking statements and include known and unknown risks. Known risks include, among others, the risks discussed in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006, the political, economic and legal conditions in the markets we are targeting for communications services or in which we operate and other risks and uncertainties inherent in the telecommunications business in general and the satellite communications business in particular.

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

SATELLITE NAME CHANGES

As indicated in the chart below, we recently renamed 16 of our satellites, including certain of the PanAmSat satellites that we acquired in connection with the PanAmSat Acquisition Transactions. Unless the context requires otherwise, references to satellites in this Quarterly Report refer to the new names which became effective on February 1, 2007.

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

Item 1. Financial Statements

INTELSAT, LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31, 2006	As of March 31, 2007
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$583,656	$473,578
Receivables, net of allowance of $29,947 in 2006 and $34,203 in 2007	301,018	299,024
Deferred income taxes	42,403	42,426
Tax indemnification receivable	34,009	—
Prepaid expenses and other current assets	22,874	25,667

Total current assets	983,960	840,695
Satellites and other property and equipment, net	4,729,135	4,658,473
Goodwill	3,908,032	3,905,499
Non-amortizable intangible assets	1,676,600	1,676,600
Amortizable intangible assets, net	785,004	761,625
Other assets	318,677	317,125

Total assets	$12,401,408	$12,160,017

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$142,278	$109,683
Taxes payable	72,547	—
Employee related liabilities	71,267	46,223
Customer advances for satellite construction	41,543	33,741
Accrued interest payable	243,918	249,246
Current portion of long-term debt	69,817	216,338
Deferred satellite performance incentives	18,374	20,395
Other current liabilities	105,025	93,396

Total current liabilities	764,769	769,022
Long-term debt, net of current portion	11,209,798	11,050,414
Deferred satellite performance incentives, net of current portion	132,449	124,497
Deferred revenue, net of current portion	148,867	143,331
Deferred income taxes	460,207	456,061
Accrued retirement benefits	98,573	98,089
Other long-term liabilities	128,086	173,990

Total liabilities	12,942,749	12,815,404

Shareholder’s deficit:
Ordinary shares, 12,000 shares authorized, issued and outstanding	12	12
Paid-in capital	29,746	31,307
Accumulated deficit	(571,174)	(686,744)
Accumulated other comprehensive income	75	38

Total shareholder’s deficit	(541,341)	(655,387)

Total liabilities and shareholder’s deficit	$12,401,408	$12,160,017

See accompanying notes to unaudited consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended March 31,
	2006	2007
Revenue	$280,446	$518,237

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	55,111	82,962
Selling, general and administrative	39,965	58,216
Depreciation and amortization	154,604	195,604
Restructuring costs	—	4,827
Loss on undesignated interest rate swap	—	1,832

Total operating expenses	249,680	343,441

Income from operations	30,766	174,796
Interest expense, net	105,821	280,671
Other expense, net	(5,560)	(4,835)

Loss from operations before income taxes	(80,615)	(110,710)
Provision for income taxes	9,495	4,362

Net loss	$(90,110)	$(115,072)

See accompanying notes to unaudited consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2006	2007
Cash flows from operating activities:
Net loss	$(90,110)	$(115,072)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	154,604	195,604
Provision for doubtful accounts	(758)	4,741
Foreign currency transaction (gain) loss	(220)	36
Gain on disposal of assets	—	(360)
Stock compensation	81	1,262
Compensation cost paid by parent	5,832	288
Amortization and write-off of bond discount and issuance costs	17,089	46,023
Share in loss of affiliates	6,270	7,378
Loss on undesignated interest rate swap	—	1,832
Loss on prepayment of debt and other non-cash items	—	10,542
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	8,955	(2,386)
Prepaid expenses and other assets	(13,275)	2,784
Accounts payable and accrued liabilities	(42,959)	(26,927)
Deferred revenue	(21,020)	(17,164)
Accrued retirement benefits	714	(484)
Other long-term liabilities	(714)	4,102

Net cash provided by operating activities	24,489	112,199

Cash flows from investing activities:
Payments for satellites and other property and equipment	(21,479)	(131,383)

Net cash used in investing activities	(21,479)	(131,383)

Cash flows from financing activities:
Repayments of long-term debt	(1,750)	(1,620,038)
Proceeds from issuance of long-term debt	—	1,595,000
New debt issuance costs	—	(28,924)
Repayments of funding of capital expenditures by customer	—	(21,660)
Payment of premium on early retirement of debt	—	(10,000)
Principal payments on deferred satellite performance incentives	(648)	(3,212)
Principal payments on capital lease obligations	(1,897)	(2,024)

Net cash used in financing activities	(4,295)	(90,858)

Effect of exchange rate changes on cash	220	(36)

Net change in cash and cash equivalents	(1,065)	(110,078)
Cash and cash equivalents, beginning of period	360,070	583,656

Cash and cash equivalents, end of period	$359,005	$473,578

Supplemental cash flow information:
Interest paid, net of amount capitalized	$118,225	$216,562
Income taxes paid	$1,474	$8,791
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures	$5,881	$4,547

See accompanying notes to unaudited consolidated financial statements.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 1 General

Basis of presentation

The accompanying consolidated financial statements of Intelsat, Ltd. (“Intelsat” or the “Company”) and its subsidiaries have not been audited, but are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of these financial statements. The results of operations for the periods presented are not necessarily indicative of operating results for the full year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Intelsat, Ltd.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 on file with the Securities and Exchange Commission (“Intelsat’s Form 10-K”).

On July 3, 2006, Intelsat (Bermuda), Ltd. (“Intelsat Bermuda”), a wholly-owned indirect subsidiary of Intelsat Holdings, Ltd. (“Intelsat Holdings”), completed the acquisition of Intelsat Holding Corporation, formerly known as PanAmSat Holding Corporation (“PanAmSat Holdco”), pursuant to a merger agreement, dated as of August 28, 2005, by and among Intelsat Bermuda, Proton Acquisition Corporation (“Merger Sub”), a wholly-owned subsidiary of Intelsat Bermuda, and PanAmSat Holdco (the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub merged with and into PanAmSat Holdco, with PanAmSat Holdco surviving the merger. Upon completion of the PanAmSat Acquisition Transactions (as defined below), PanAmSat Holdco became a wholly-owned subsidiary of Intelsat Bermuda. As a result of the PanAmSat Acquisition Transactions, the financial results of Intelsat for the three months ended March 31, 2007 include the results of PanAmSat Holdco and its subsidiaries.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Examples of estimates include the allocation of fair value to assets acquired and liabilities assumed in acquisitions, the allowance for doubtful accounts, pension and post-retirement benefits, the fair value of an interest rate swap, income taxes, useful lives of satellites and other property and equipment and recoverability of goodwill and other intangible assets. Changes in such estimates may affect amounts reported in future periods.

New accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 157 will have on its consolidated financial statements upon adoption.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires companies to recognize in their balance sheets the funded status of pension and other

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

postretirement benefit plans. Previously unrecognized items under SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, will now be recognized as a component of accumulated other comprehensive income, net of applicable income tax effects. The Company is required to adopt SFAS 158 as of December 31, 2007. The Company is evaluating the impact that adoption of SFAS 158 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 The PanAmSat Acquisition Transactions

On July 3, 2006, Intelsat Bermuda completed the acquisition of PanAmSat Holdco. The Company acquired PanAmSat Holdco to expand its global satellite fleet, to rationalize its fleet and ground infrastructure, and to enhance service offerings to its customers. Pursuant to the Merger Agreement, the stockholders of PanAmSat Holdco received $25.00 per common share, plus approximately $0.00927 as the pro rata share of undeclared regular quarterly dividends, in cash. Merger Sub was newly formed for the purpose of consummating the PanAmSat Acquisition Transactions. As part of this transaction, approximately $3.2 billion in existing debt of PanAmSat Holdco and its subsidiaries was either refinanced or remained outstanding.

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

•

Merger Sub merged with PanAmSat Holdco, with PanAmSat Holdco continuing as the surviving corporation and being a direct wholly-owned subsidiary of Intelsat Bermuda. Upon completion of this merger, PanAmSat Holdco’s equity holders ceased to hold shares or other equity interests in PanAmSat Holdco.

In addition, on July 3, 2006, the Company incurred substantial debt to finance this acquisition, including $260.0 million principal amount of Floating Rate Senior Notes due 2013, $1.3 billion principal amount of 11 1/4% Senior Notes due 2016 and $750.0 million principal amount of 9 1/4% Senior Notes due 2016, issued by Intelsat Bermuda; $575.0 million principal amount of 9% Senior Notes due 2016 issued by PanAmSat Opco, referred to as the Intelsat Corp 2016 Senior Notes; and a borrowing by Intelsat Bermuda under a new $600.0 million senior unsecured credit facility, referred to as the Senior Unsecured Bridge Loan. On July 3, 2006, Intelsat Sub Holdco also terminated its prior senior secured credit facilities and entered into new senior secured credit facilities under a credit agreement referred to as the New Sub Holdco Credit Agreement, and PanAmSat Opco amended and restated its senior secured credit facilities under a credit agreement, referred to as the Intelsat Corp Amended and Restated Credit Agreement, to change certain of the terms thereunder. These transactions and the Merger Transaction are collectively referred to as the PanAmSat Acquisition Transactions.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Following consummation of the PanAmSat Acquisition Transactions, Intelsat General Corporation, a wholly-owned indirect subsidiary of Intelsat Sub Holdco and referred to as IGen, acquired G2 Satellite Solutions Corporation, a subsidiary of Intelsat Corporation, formerly known as PanAmSat Corporation (“Intelsat Corp”) and the government services business of Intelsat Corp, for cash consideration in the amount of $73.0 million by means of a merger in which G2 Satellite Solutions Corporation merged into IGen with IGen continuing as the surviving entity. Also, substantially all of the employees of Intelsat Global Service Corporation (“IGSC”), an indirect subsidiary of Intelsat Bermuda, were transferred to Intelsat Corp pursuant to an employee transfer agreement. In addition, substantially all of the direct and indirect subsidiaries of Intelsat Holdings entered into a master intercompany services agreement pursuant to which these entities will provide services to each other. In each case, services are provided on terms that are not materially less favorable to each party than are available on an arm’s length basis and on terms that the relevant boards of directors have determined to be fair.

Upon the completion of the PanAmSat Acquisition Transactions, the Company renamed PanAmSat Holdco and PanAmSat Corporation as Intelsat Holding Corporation and Intelsat Corporation, respectively.

The PanAmSat Acquisition Transactions have been accounted for under the purchase method of accounting. An allocation of the purchase price was performed using information currently available and is based on estimates of the fair values of assets acquired and liabilities assumed in connection with the PanAmSat Acquisition Transactions. These estimates are based on available information and certain assumptions the Company considers reasonable and may be revised as additional information becomes available. These valuation estimates were derived using the assistance of an independent appraiser. Any final adjustments may change the allocation of the purchase price, which could affect the fair value assigned to the assets acquired and liabilities assumed and could result in a material change, including the recording of additional goodwill.

The estimated values of the assets acquired and liabilities assumed have been based on a purchase price which was calculated as follows:

Cash paid	$3,168,201
Transaction costs	87,106

$3,255,307

The PanAmSat Acquisition Transactions included the payment of a substantial portion of the cash purchase price paid to the PanAmSat Holdco shareholders by PanAmSat Holdco and Intelsat Corp of $3.2 billion cash purchase paid.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

A reconciliation of the purchase price allocation is presented below:

Fair Value of Net Assets Acquired
Current assets acquired	$263,771
Satellites and other property and equipment	1,861,829
Other non-current assets	86,204
Intangible assets	1,473,800
Goodwill	3,794,572
Assumed debt	(3,234,840)
Current liabilities less current portion of debt	(337,425)
Deferred tax liability	(456,924)
Other non-current liabilities	(195,680)

$3,255,307

Note 3 Stock-Based and Other Compensation Plans

(a) 2001 and 2004 Share Plans

Prior to January 28, 2005, the Company had two stock-based employee compensation plans, the 2001 Share Option Plan (the “2001 Plan”) and the 2004 Share Incentive Plan (the “2004 Plan” and collectively the “Plans”). These plans provided for the granting of stock options, stock appreciation rights, performance awards, restricted stock awards and other stock unit awards to eligible employees and directors. Options granted under both plans had an exercise price equal to the estimated fair value of the underlying ordinary shares on the date of grant and options awarded generally vested over three years.

At the closing of the acquisition of the Company on January 28, 2005 (the “Acquisition”), all outstanding awards under the 2001 Plan vested, in the money awards were cashed out, and all other awards were cancelled. All outstanding awards made under the 2004 Plan were canceled and unvested awards were converted into deferred compensation accounts. The opening balance for each deferred compensation account was the excess of $18.75 per share over the exercise price of the relevant award made under the 2004 Plan. Generally, deferred compensation plus interest is payable to employees in accordance with vesting schedules in the original 2004 Plan awards, and unvested amounts will be forfeited upon employee termination. As of March 31, 2007, approximately $5.5 million in deferred compensation remains payable with full vesting in June 2007, of which $4.8 million was recorded within accrued liabilities. The Company records compensation expense over the vesting period following the conversion to deferred compensation, and $0.7 million and $0.8 million were expensed for the three months ended March 31, 2006 and 2007, respectively.

(b) 2005 Share Plan

The board of directors of Intelsat Holdings adopted the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”) with an effective date of January 28, 2005, pursuant to which up to 1,300,000 ordinary shares were reserved for grants to employees and directors of Intelsat Holdings and its subsidiaries. The 2005 Share Plan permits granting of awards in the form of incentive share options, nonqualified share options, restricted shares, restricted share units, share appreciation rights, phantom shares and performance awards. In conjunction with the Acquisition, 928,978 restricted shares were awarded, of which 725,282 were awarded to executive officers under employment agreements. These shares are subject to transfer, vesting and other restrictions as set forth in the applicable employment agreements. A portion of these restricted shares generally

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

vest over 60 months, subject to the executive’s continued employment with the Company. The vesting of certain of the shares awarded is also subject to the meeting of certain performance criteria similar in nature to the performance criteria described below.

The remaining restricted shares that were awarded were to other employees pursuant to restricted share agreements. These restricted share agreements include transfer and other restrictions, and provide for vesting principally as follows: 50% of the shares awarded are time vesting shares, with 7/60 of the time vesting shares vesting on August 1, 2005 and the remainder of the time vesting shares vesting in fifty-three equal monthly installments of 1/60 of the shares per month beginning September 1, 2005; and the remaining 50% of such restricted shares awarded are performance shares that vest if and when, prior to the eighth anniversary of January 28, 2005, the Investors, as defined in the 2005 Share Plan, have received a cumulative total return between 2.5 to 3 times the amounts invested by the Investors. Outstanding performance shares not vested by the eighth anniversary of their award shall be forfeited.

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

The restricted share grants are classified as a liability due to certain repurchase features in the 2005 Share Plan. Intelsat Holdings has determined that the fair value of a restricted share is limited to $2.15 unless it is probable that an employee will be terminated without cause. The Company is recording compensation expense for the time vesting restricted shares over the five-year vesting period. The Company has recorded compensation expense over the service period for the time vesting shares based on the intrinsic value (which equaled fair value) at the date of the grant of $2.15 per share. Since awards made consisted of shares of the Company’s parent, Intelsat Holdings, compensation costs for vested awards and the cost to repurchase shares are reflected as capital contributions in the Company’s consolidated financial statements. The Company recognized $81 and $21 of compensation costs for restricted shares during the three months ended March 31, 2006 and 2007, respectively. No compensation expense was recorded for performance vesting shares since it was not probable that the performance criteria would be met.

A summary of the status of Intelsat Holdings’ non-vested restricted shares as of March 31, 2007, and the changes during the three months ended March 31, 2007, is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted shares:
Non-vested restricted shares outstanding as of January 1, 2007	413,483	$2.15
Restricted shares forfeited	(37,342)	2.15
Vested	(9,714)	2.15

Total non-vested restricted shares at March 31, 2007	366,427	$2.15

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

The non-vested restricted shares have a remaining weighted-average vesting period of 34 months and the performance shares will, unless otherwise forfeited or repurchased, remain outstanding until January 28, 2013, at which time they will be forfeited if the performance criteria have not been met.

(c) Share-Based Compensation Arrangements Under the 2005 Share Plan

During 2006 and 2007, Intelsat Holdings entered into share-based compensation arrangements (“SCAs”) with a number of employees of Intelsat Holdings and its direct and indirect subsidiaries under the 2005 Share Plan which may permit such employees to purchase Intelsat Holdings common shares. These SCAs vest over time and are subject to continued employment through each applicable vesting date. The vesting of these SCAs accelerates in the event of the occurrence of both a change in control and a termination without cause (each as defined in the 2005 Share Plan) of the relevant employee.

Any common shares held by employees as a result of the exercise of SCAs may be repurchased by Intelsat Holdings, and any outstanding but unexercised SCAs may be cancelled, at any time after termination of employment. Shares issued as a result of the exercise of SCAs may be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enable the Company to recover the shares without transferring any appreciation in value if the employee terminates voluntarily, the SCA is not deemed to be granted under SFAS No. 123R, Share-Based Payment (“SFAS 123R”).

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

The Company granted 54,702 new SCAs to the executive at an exercise price of $243.00 per share and 9,174 rollover options at an exercise price of $25.00 per share. These options have a weighted average fair value at the date of grant of $9.9 million, of which $1.2 million was recorded as compensation expense during the three months ended March 31, 2007. The remaining expense will be recognized through July 2008. The fair value of the options was determined using the Black-Scholes option pricing model and the Company’s assumptions included a five-year term, volatility of 65.1% (based on industry competitors), a risk-free interest rate of 5.08%, no dividend yield and a fair value of the Company’s stock of $243.00 per share. During the three months ended March 31, 2007, the Company recorded $1.2 million of compensation expense related to options considered granted.

(d) Deferred Compensation Plan and Supplemental Savings Plan

PanAmSat Opco had a Deferred Compensation Plan and a Supplemental Savings Plan for eligible employees. Under both plans, executives and other highly compensated employees were entitled to defer a portion of their compensation to future years. In connection with the PanAmSat Acquisition Transactions, PanAmSat Opco terminated both the Supplemental Savings Plan and the Deferred Compensation Plan immediately before the closing of the PanAmSat Acquisition Transactions on July 3, 2006. Payments of account balances to participants of the plans in the aggregate amount of approximately $6.2 million were paid in the first quarter of 2007. There was no remaining liability to be paid under either plan as of March 31, 2007.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 4 Retirement Plans and Other Retiree Benefits

(a) Pension and Other Post-Retirement Benefits

The Company was not required to make any additional contributions in 2006 to the defined benefit retirement plan, and it does not currently expect that it will be required to make any such contributions during 2007. Furthermore, it does not expect to make any contributions to its post-retirement health insurance plan, which is an unfunded plan. Net periodic pension benefits costs (benefit) include the following components for the three months ended March 31, 2006 and 2007:

	Three Months Ended March 31,
	2006	2007
Service cost	$1,020	$809
Interest cost	4,754	4,440
Expected return on plan assets	(6,148)	(5,890)
Unrecognized prior service cost	—	(98)

Total benefit	$(374)	$(739)

Net periodic other post-retirement benefits costs include the following components for the three months ended March 31, 2006 and 2007:

	Three Months Ended March 31,
	2006	2007
Service cost	$890	$394
Interest cost	1,152	1,060
Amortization of unrecognized net loss	44	(24)

Total costs	$2,086	$1,430

(b) Other Retirement Plans

Intelsat maintains two defined contribution retirement plans for employees in the United States, one for legacy Intelsat employees who were hired before July 19, 2001 and one for legacy Intelsat employees hired on or after July 19, 2001. Effective January 1, 2007, the defined contribution plan covering legacy PanAmSat employees was merged into the Intelsat plan for employees hired on or after July 19, 2001. The Company recognized compensation expense of $0.5 million and $1.5 million for the three months ended March 31, 2006 and 2007, respectively. Intelsat also maintains an unfunded deferred compensation plan for executives; however, benefit accruals under the plan were discontinued during 2001. The accrued liability for the deferred compensation plan for executives was $1.4 million as of December 31, 2006 and $0.1 million as of March 31, 2007. Intelsat maintains other defined contribution retirement plans in several non-U.S. jurisdictions.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 5 Receivables

Receivables were comprised of the following:

	As of December 31, 2006	As of March 31, 2007
Service charges:
Billed	$306,228	$302,839
Unbilled	16,025	21,176
Other	8,712	9,212
Allowance for doubtful accounts	(29,947)	(34,203)

Total	$301,018	$299,024

Unbilled satellite utilization charges represent amounts earned and accrued as receivables from customers for their usage of the Intelsat satellite system prior to the end of the period. Unbilled service charges are expected to be billed within twelve months of the respective balance sheet date. Other receivables as of December 31, 2006 and March 31, 2007 include $5.8 million and $5.7 million, respectively, of receivables due from the Company’s parent, Intelsat Holdings, and relate to funds paid by Intelsat, Ltd. and its subsidiaries on behalf of its parent for the repurchase of parent common shares, and some operating expenses in late 2005.

Note 6 Satellites and Other Property and Equipment

Satellites and other property and equipment, including a satellite leased under a capital lease agreement, were comprised of the following:

	As of December 31, 2006	As of March 31, 2007
Satellites and launch vehicles	$5,105,294	$5,196,018
Information systems and ground segment	480,573	492,051
Buildings and other	260,169	259,503

Total cost	5,846,036	5,947,572
Less: accumulated depreciation	(1,116,901)	(1,289,099)

Total	$4,729,135	$4,658,473

Satellites and other property and equipment as of December 31, 2006 and March 31, 2007 included construction-in-progress of $540.7 million and $641.9 million, respectively. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $2.4 million and $11.7 million were capitalized during the three months ended March 31, 2006 and 2007, respectively. The satellite under capital lease had a net book value of $15.9 million and $14.3 million as of December 31, 2006 and March 31, 2007, respectively.

The Company has entered into launch contracts for the launch of both specified and unspecified future satellites. Each of these launch contracts provides that they may be terminated at the option of the Company, subject to payment of a termination fee that increases in magnitude as the applicable launch date approaches. In addition, in the event of a failure of any launch, the Company may exercise its right to obtain a replacement launch within a specified period following the request for re-launch.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 7 Investments

(a) WildBlue Communications, Inc

The Company has an ownership interest of approximately 28.8% in WildBlue Communications, Inc. (“WildBlue”), a company offering broadband Internet access services in the continental United States via satellite. The Company accounts for its investment using the equity method of accounting. Intelsat’s share of losses of WildBlue are included in other expense, net in the accompanying consolidated statements of operations and were $6.3 million and $7.4 million for the three months ended March 31, 2006 and 2007, respectively. At December 31, 2006, the investment balance of $7.4 million was included within other assets in the accompanying consolidated balance sheet. During the three months ended March 31, 2007, cumulative equity losses exceeded the investment, and as a result, no additional losses from WildBlue will be recognized and the investment balance was zero at March 31, 2007.

(b) Horizons-1 and Horizons-2

As a result of the PanAmSat Acquisition Transactions, the Company has a joint venture with JSAT, a leading satellite operator in the Asia-Pacific region. The joint venture is named Horizons Satellite Holdings, LLC, and consists of two investments: Horizons-1 and Horizons-2.

Horizons-1 is fully operational and owns and operates the Horizons-1 satellite in the fixed satellite services sector, offering service to customers in the Asia-Pacific region. The Company accounts for its investment using the equity method of accounting. Intelsat’s share of results of Horizons-1 are included in other expense, net in the accompanying consolidated statements of operations and was $0.1 million for the three months ended March 31, 2007. The investment balance of $22.1 million and $22.2 million as of December 31, 2006 and March 31, 2007, respectively, was included within other assets in the accompanying consolidated balance sheets.

Horizons-2 will build and launch a Ku-band satellite to replace the SBS-6 satellite at 74.05 degrees west longitude. The satellite will support digital video, high-definition television and IP-based content distribution networks to broadband Internet and satellite news gathering services in the United States. This Horizons-2 satellite is currently being constructed and is expected to be in service by late 2007. The total joint investment is expected to be approximately $215.5 million, of which each of the joint venture partners is required to fund their 50% share beginning in early 2008. The contribution obligation arises from the obligation to fund amounts due under Horizon-2’s loan agreement with a third-party lender. The Company has entered into a security and pledge agreement with the lender and pursuant to this agreement, granted a security interest in the contribution obligation to the lender. The Company has, therefore, recorded this obligation as an indirect guarantee in accordance with FASB Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company’s investment is being accounted for using the equity method. As of December 31, 2006 and March 31, 2007, the investment balance of $37.3 million and $40.6 million, respectively, is included within other assets and the Company has recorded a liability of $37.3 million and $40.6 million as of December 31, 2006 and March 31, 2007, respectively, within the consolidated financial statements in relation to the future funding of this investment in Horizons-2.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 8 Goodwill and Other Intangible Assets

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consisted of the following:

	As of December 31, 2006	As of March 31, 2007
Backlog and other	$591,400	$591,400
Customer relationships	283,988	283,988
Technology	10,000	10,000

Subtotal	885,388	885,388
Less: accumulated amortization	(100,384)	(123,763)

Total	$785,004	$761,625

Backlog and other is amortized over its weighted useful life of approximately 10 years. Customer relationships are amortized over their weighted useful lives of approximately 13 years. Technology is amortized over a weighted useful life of six years. The Company recorded amortization expense of $9.4 million and $23.4 million for the three months ended March 31, 2006 and 2007, respectively.

The carrying amounts of acquired intangible assets not subject to amortization consist of the following:

	As of December 31, 2006	As of March 31, 2007
Goodwill	$3,908,032	$3,905,499
Tradename	$30,000	$30,000
Orbital locations	$1,646,600	$1,646,600

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 9 Long-Term Debt

The carrying amounts of notes payable and long-term debt were as follows:

	As of December 31, 2006	As of March 31, 2007
	(in thousands)
Intelsat, Ltd.:
6.5% Senior Notes due November 2013	$700,000	$700,000
Unamortized discount on 6.5% Senior Notes	(98,921)	(96,302)
7.625% Senior Notes due April 2012	600,000	600,000
Unamortized discount on 7.625% Senior Notes	(45,352)	(43,685)
5.25% Senior Notes due November 2008	400,000	400,000
Unamortized discount on 5.25% Senior Notes	(13,068)	(11,399)

Total Intelsat, Ltd. obligations	1,542,659	1,548,614

Intelsat Sub Holdco:
Floating Rate Senior Notes due January 2012	1,000,000	—
8.25% Senior Notes due January 2013	875,000	875,000
8.625% Senior Notes due January 2015	675,000	675,000
Senior Secured Credit Facilities, due July 2013	344,750	343,888
Capital lease obligations	18,605	16,581
7% Note payable to Lockheed Martin Corporation due annually from 2007 to 2011	20,000	15,000

Total Intelsat Sub Holdco obligations	2,933,355	1,925,469

Intermediate Holdco:
9.25% aggregate principal amount at maturity of $478,700 Senior Discount Notes due February 2015	362,276	370,592

Intelsat Bermuda:
Floating Rate Senior Notes due June 2013	260,000	260,000
11.25% Senior Notes due June 2016	1,330,000	1,330,000
9.25% Senior Notes due June 2016	750,000	750,000
11.25% (LIBOR + 5.74%) Bridge Loan	600,000	—
Floating Rate Senior Notes due January 2015	—	600,000
Senior Unsecured Credit Facilities due February 2014	—	1,000,000
Unamortized discount on Senior Unsecured Credit Facilities due 2014	—	(4,911)

Total Intelsat Bermuda obligations	2,940,000	3,935,089

Intelsat Corp:
Senior Secured Credit Facilities, due January 2014	1,635,100	1,631,012
Senior Secured Credit Facilities, due July 2012	355,910	347,012
9% Senior Notes due August 2014	656,320	656,320
Unamortized premium on 9.0% Senior Notes	16,329	16,220
9% Senior Notes due January 2016	575,000	575,000
6.375% Senior Notes due January 2008	150,000	150,000
Unamortized discount on 6.375% Senior Notes	(337)	(264)
6.875% Senior Notes due January 2028	125,000	125,000
Unamortized discount on 6.875% Senior Notes	(13,187)	(13,312)
8.5% Senior Notes due June 2012	1,190	—

Total Intelsat Corp obligations	3,501,325	3,486,988

Total Intelsat, Ltd. long-term debt	11,279,615	11,266,752

Less:
Current portion of capital lease obligations	8,237	6,212
Current portion of long-term debt	61,580	210,126

Total current portion	69,817	216,338

Total long-term debt, excluding current portion	$11,209,798	$11,050,414

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

The Refinancings

On January 12, 2007, Intelsat Bermuda issued $600.0 million in Floating Rate Senior Notes due 2015, referred to as the Refinancing Notes. The net proceeds of this offering, together with cash on hand, were used to repay the $600.0 million Senior Unsecured Bridge Loan, and to pay related fees and expenses. On January 19, 2007, Intelsat Sub Holdco amended the New Sub Holdco Credit Agreement to reduce the Term Loan B facility interest rate from a range of LIBOR plus 2.00% to LIBOR plus 2.25% to a range of LIBOR plus 1.75% to LIBOR plus 2.00%. Also on January 19, 2007, Intelsat Corp further amended the Intelsat Corp Amended and Restated Credit Agreement to reduce the Term Loan A-3 interest rate and Term Loan B-2 interest rate from a range of LIBOR plus 2.125% to LIBOR plus 2.875% to a range of LIBOR plus 1.75% to LIBOR plus 2.00%. In addition, on February 2, 2007, Intelsat Bermuda borrowed under a $1.0 billion term loan due 2014 pursuant to a new unsecured credit agreement, referred to as the Intelsat Bermuda Unsecured Credit Agreement. The net proceeds of the borrowing thereunder were contributed to Intermediate Holdco, and Intermediate Holdco contributed the net proceeds to Intelsat Sub Holdco, which used the net proceeds, together with cash on hand, to redeem its outstanding $1.0 billion Floating Rate Senior Notes due 2012 and pay the related premium, fees and expenses. The Company incurred a redemption premium of $10.0 million on the $1.0 billion Floating Rate Senior Notes and it wrote off approximately $28.1 million in deferred financing costs. The premiums and financing costs have been recorded as interest expense in the accompanying consolidated financial statements. The issuance of the Refinancing Notes, the amendments to Intelsat Sub Holdco and Intelsat Corp’s credit agreements, the borrowing under the Intelsat Bermuda Unsecured Credit Agreement and the related repayment of Intelsat Bermuda’s Senior Unsecured Bridge Loan and redemption of Intelsat Sub Holdco’s $1.0 billion Floating Rate Senior Notes due 2012 are referred to collectively as the Refinancings.

Debt Repayment

On March 16, 2007, the Company redeemed and paid off Intelsat Corp’s $1.2 million outstanding 8 1/2% Senior Notes due 2012.

Availability Under the Senior Secured Credit Facilities

Under the terms of the credit agreements governing both Intelsat Sub Holdco’s senior secured credit facilities and Intelsat Corp’s amended and restated senior credit facilities, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat, Ltd., under a senior secured debt covenant included in the indenture governing Intelsat, Ltd.’s outstanding senior notes. As a result, under certain circumstances, Intelsat Sub Holdco may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Corp has certain amounts outstanding under its revolving credit facility, and Intelsat Corp may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving credit facility. The aggregate availability under the two revolving credit facilities was therefore limited to $360.8 million as of March 31, 2007, and the availability under Intelsat Sub Holdco’s and Intelsat Corp’s revolving credit facilities was $285.0 million and $195.5 million, respectively, subject to the aggregate availability restriction just mentioned.

Note 10 Derivative Instruments and Hedging Activities

Interest Rate Swap

As of March 31, 2007, the Company held a cash flow interest rate swap with a notional amount of $1.25 billion which was acquired as part of the PanAmSat Acquisition Transactions. The notional amount will amortize

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

down to $625.0 million from March 14, 2008 until expiration on March 15, 2010. This swap was entered into as a hedge to reduce the variability in cash flow on a portion of the Company’s floating-rate term loans. On a quarterly basis, the Company receives a floating rate of interest equal to the three-month LIBOR and pays a fixed rate of interest that is subject to scheduled rate increases. On March 31, 2007, the rate the Company would pay averaged 4.65% and the rate the Company would receive averaged 5.35%.

The counterparties to this agreement are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreement, the Company’s exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreement. The Company does not anticipate non-performance by the counterparties.

This interest rate swap hedges against the variability in interest payments that would result from a change in interest rates. In evaluating the changes in fair value of the underlying term loan with those of the interest rate swap to meet the required criteria under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, this derivative instrument does not qualify for hedge accounting treatment in the consolidated financial statements, and so the changes in the fair value of this instrument are recognized in earnings during the period of change. During the three months ended March 31, 2007, the Company recorded a loss of $1.8 million as a result of the change in the fair value of the interest rate swap. As of March 31, 2007, an asset of $3.2 million representing the fair value of the swap at that date was included in other assets on the Company’s consolidated balance sheet.

Note 11 Income Taxes

The difference in the Company’s tax expense for the three months ended March 31, 2006 and 2007 was primarily caused by higher pre-tax book income in 2006 in the Company’s historical U.S. and U.K. subsidiaries, offset by book losses at the Company’s recently acquired Intelsat Holdco subsidiary. Because Bermuda does not currently impose an income tax, Intelsat’s statutory tax rate is zero. The difference between tax expense reported in the consolidated statements of operations and tax computed at statutory rates is attributable to the provision for foreign taxes, which were principally in the United States and United Kingdom as well as withholding taxes on revenue earned in many of the foreign markets.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits.

The Company adopted FIN 48 on January 1, 2007. The cumulative effect of adopting FIN 48 was immaterial, however the Company reclassified certain reserve amounts and corresponding indemnity receivables within the consolidated balance sheet. As of January 1, 2007, the Company’s gross unrecognized tax benefits were $83.0 million (including interest and penalties), of which $14.5 million, if recognized, would affect the Company’s effective tax rate. The Company continues to recognize interest and, to the extent applicable, penalties accrued with respect to unrecognized tax benefits as income tax expense. As of January 1, 2007, the Company has recorded reserves for interest and penalties in the amount of $24.9 million.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

The Company operates in various taxable jurisdictions throughout the world and its tax returns are subject to audit and review from time to time. The Company considers the United Kingdom and United States to be its significant tax jurisdictions. The Company’s U.S. and U.K. subsidiaries are subject to federal, state and local income tax examination for periods after July 18, 2001.

Tax Contingency

Prior to August 20, 2004, the Company’s subsidiary, Intelsat Corp, joined with The DIRECTV Group and General Motors Corporation (“GM”) in filing a consolidated U.S. Federal income tax return. In April 2004, Intelsat Corp entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among Intelsat Corp and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify Intelsat Corp for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from Intelsat Corp regarding any liability for the federal or consolidated state or local income taxes of GM and The DIRECTV Group, except those income taxes Intelsat Corp is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corp for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of a PanAmSat Recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, Intelsat Corp’s tax exposure after indemnification related to these periods is capped at $15.0 million. The tax separation agreement with The DIRECTV Group was effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates.

The Company’s income tax provision, prior to and including the three month period ended March 31, 2007, includes estimates of potential tax expense for the possible reduction upon the Internal Revenue Service audit of the tax benefits the Company derived from a deduction for the extra-territorial income, or ETI, and its predecessor regime (the Foreign Sales Corporation) as well as for the potential tax expense that may arise from an adverse outcome from its foreign tax withholding issues. For all periods prior to and including the three months ended March 31, 2007, the Company has assessed the minimum and maximum exposure for federal tax issues, including Foreign Sales Corporation and ETI issues, as well as foreign tax withholding issues, and has provided taxes in the amount of the estimated exposure.

The Company has outstanding tax claims related to withholding taxes assessed on revenue derived from broadcasters inside and outside of India who broadcast from or into India. The total amount assessed for all periods from March 31, 1996 through March 31, 2004 is approximately $73.2 million. The Company is contesting the imposition of such taxes. On August 11, 2006, the Income Tax Appellate Tribunal in New Delhi issued a decision which overturned the tax assessment for the 1997/98 assessment year. If the decision is not appealed or is ultimately upheld on appeal, this decision would resolve the dispute at issue in the Company’s favor. The Company was informed that the tax authorities have appealed this decision to the High Court. In April 2007, the Company was informed by The DIRECTV Group that the U.S. and Indian Competent Authorities had reached an agreement with respect to all assessed tax years under the mutual agreement procedures of the U.S. / Indian Double Taxation Treaty. Although the Company has not formally settled its outstanding claims with the Indian tax authorities, it intends to do so in the amount agreed to by the U.S. and Indian Competent Authorities. As a result of this agreement, the Company reduced its tax reserves by $28.4 million, tax indemnification receivable from The DIRECTV Group by $22.8 million, tax receivable by $2.1 million and goodwill by $3.6 million during the three months ended March 31, 2007.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 12 Restructuring and Transaction Costs

The Company’s restructuring and transaction costs include its historical facilities restructuring plans and management-approved restructuring plans to consolidate and integrate the management and operations of Intelsat, Ltd. and PanAmSat Holdco subsequent to consummation of the PanAmSat Acquisition Transactions. Total restructuring and transaction costs were $4.8 million for the three months ended March 31, 2007. No comparable expenses were incurred during the prior year period.

(a) Facilities Restructuring Plans

The restructuring plan approved subsequent to the consummation of the PanAmSat Acquisition Transactions includes the closure of the PanAmSat former corporate headquarters in Wilton, Connecticut, as well as two other locations in the United States. The facility restructuring costs relate primarily to payments due on existing lease obligations that are expected to be incurred and paid through 2011. PanAmSat Holdco also had recorded liabilities in connection with its 2002 approval of a plan to restructure several of its United States locations and close certain facilities, some of which are currently being leased through 2011. Additionally, in an effort to further streamline operations, during 2004 PanAmSat Opco consolidated its Manhattan Beach, El Segundo and Long Beach, California facilities. The remaining liability of $8.8 million and $8.7 million as of December 31, 2006 and as of March 31, 2007, respectively, remained unpaid and will be paid through 2011.

(b) Workforce Restructuring Plan

As part of the acquisition consolidation and integration associated with the PanAmSat Acquisition Transactions, the Company has approved a workforce restructuring plan. This plan provides for the retention of key employees and the relocation and/or severance of employees due to planned facility closures. This workforce reduction covers approximately 400 employees. During the three months ended March 31, 2007, approximately $4.8 million of operating expenses were recorded in the consolidated statements of operations in relation to these plans. These costs included employee compensation, benefits, outplacement services, legal services and relocation. They are expected to be incurred and paid through June 2008.

The following table summarizes the recorded accruals which are included in employee related liabilities and accrued liabilities in the consolidated financial statements and activity related to the facilities restructuring and workforce restructuring (in millions):

	Facilities Restructuring Plans	Workforce Restructuring Plans	Total
Balance at December 31, 2006	$8.8	$18.7	$27.5
Restructuring charges	—	4.8	4.8
Net cash payments	(0.3)	(7.2)	(7.5)
Other adjustments [1]	0.2	—	0.2

Balance at March 31, 2007	$8.7	$16.3	$25.0

[1]	Capital contribution from the Company’s parent, Intelsat Holdings, for vested restricted stock awards (see Note 3) and other non-cash items.

The Company expects to incur additional expenses of $3.3 million related to severance and retention and expects additional expenses for workforce relocation during 2007 and 2008 as part of the PanAmSat Acquisition Transactions related workforce plan. No additional expenses related to the facilities restructuring plans are expected to be incurred.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 13 Contingencies

(a) Insurance

As of March 31, 2007, the Company had in effect in-orbit insurance policies covering three satellites with an aggregate insured value of $270.0 million, and an aggregate net book value of $342.8 million. As of December 31, 2006 and March 31, 2007, the Company had 48 uninsured satellites in orbit that had a net book value in the aggregate of $3.3 billion and $3.2 billion, respectively.

An uninsured failure of one or more of the Company’s satellites could have a material adverse effect on its financial condition and results of operations. In addition, higher premiums on insurance policies will increase costs, thereby reducing income from operations by the amount of such increased premiums.

(b) Litigation and Claims

The Company is subject to litigation in the normal course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on the Company’s financial position or results of operations.

Two putative class action complaints that were filed against Intelsat, Ltd. and IGSC in 2004 in the U.S. District Court for the District of Columbia by certain named plaintiffs who are Intelsat retirees, spouses of retirees or surviving spouses of deceased retirees, were consolidated into a single case. The complaint, which has been amended several times, arose out of a resolution adopted by the governing body of the International Telecommunications Satellite Organization (the “IGO”), the predecessor to Intelsat, prior to privatization regarding medical benefits for retirees and their dependents. The plaintiffs allege that Intelsat wrongfully modified health plan terms to deny coverage to surviving spouses and dependents of deceased retirees, thereby breaching the fiduciary duty obligations of the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the “contract” represented by the IGO resolution.

It is the Company’s position that the IGO resolution does not create obligations that are enforceable against Intelsat, Ltd. or IGSC. The Company intends to continue to defend vigorously against all allegations made in the amended and consolidated complaint.

On March 13, 2007, Intelsat, Ltd. and counsel for the majority of the named plaintiffs signed a settlement agreement, which was filed on that same date under a joint motion to certify a class for settlement purposes only, to preliminarily approve the agreement of settlement of the consolidated ERISA class action, and to approve the form and manner of notice. The settlement agreement nullifies all potential obligations under the pre-privatization IGO resolution, including, most significantly, the obligation to establish a trust to fund lifetime retiree medical benefits at 2001 levels for the putative class members. Instead, Intelsat, Ltd. will provide to the retiree class certain health benefits that are essentially the same as those currently provided to active employees, the value of which, taken as a whole, cannot be reduced or eliminated. The retiree class members will have lifetime affordable health care coverage, for which they will pay modest increases in premiums, deductibles and co-pay amounts, such increases to be capped in accordance with certain cost of living adjustment provisions. The settlement extends the obligation to provide the benefits to transferees, affiliates and successors of Intelsat under certain circumstances. Intelsat also will pay an award of attorneys’ fees of up to $0.2 million. On April 3, 2007, the court entered an order certifying the class for settlement purposes, preliminarily approving the settlement agreement, and scheduling the fairness hearing on July 12, 2007. Notices of the settlement and hearing were sent to all class members on April 25, 2007.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

(c) LCO Protection

Most of the customer service commitments entered into prior to the privatization were transferred to Intelsat pursuant to novation agreements. These agreements contain provisions, including provisions for lifeline connectivity obligation (“LCO”) protection, which constrain Intelsat’s ability to price services in some circumstances. Intelsat’s LCO contracts require the Company to provide customers with the right to renew their service commitments covered by LCO contracts at prices no higher than the prices charged for those services on the privatization date. Under some circumstances, Intelsat may also be required by an LCO contract to reduce the price for a service commitment covered by the contract. LCO protection may continue until July 18, 2013. As of March 31, 2007, Intelsat has not been required to reduce prices for its LCO-protected service commitments. However, there can be no assurances that Intelsat will not be required to reduce prices in the future under its LCO commitments.

(d) Launch Termination Fees

In connection with the Company’s purchase of the business of COMSAT General Corporation and certain of its affiliates in October 2004, the Company entered into an agreement with Lockheed Martin Commercial Launch Services for the launch of an unspecified future satellite. This agreement provides that the Company may terminate at its option, subject to the payment of a termination fee that is the greater of: (a) 50% of the launch service price and accommodation fee paid or due as of the effective date of the termination; or (b) $30.0 million. As of March 31, 2007, the Company is continuing to explore opportunities related to this launch vehicle, however, if the Company fails to renegotiate the terms of the agreement or resell the launch vehicle to a third party, the aforementioned payment of up to $30.0 million would become due on June 30, 2007. Any payments will result in a charge to operations.

(e) Other

Boeing Satellite Systems, Inc., formerly Hughes Space and Communications Company, has security interests in certain transponders on the IS-2, IS-3, IS-4 and IS-5 satellites to secure incentive payments owed by the Company pursuant to satellite construction contracts.

Letters of credit of $54.5 million were outstanding as of March 31, 2007, which primarily related to the India tax issue noted above.

Note 14 Business and Geographic Segment Information

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

The geographic distribution of Intelsat’s revenue was as follows:

	Three Months Ended March 31,
	2006	2007
North America	40%	48%
Africa and Middle East	21%	18%
Europe	21%	15%
Latin America and Caribbean	9%	11%
Asia Pacific	9%	8%

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Approximately 4% and 5% of Intelsat’s revenue was derived from its largest customer during the three months ended March 31, 2006 and 2007, respectively. The ten largest customers accounted for approximately 23% of Intelsat’s revenue for each of the three months ended March 31, 2006 and 2007.

For the three months ended March 31, 2006 and 2007, revenues were derived from the following services:

	Three Months Ended March 31,
	2006		2007
Transponder services	$189,825	68%	$396,644	77%
Channel	48,632	17%	43,568	8%
Managed solutions	31,330	11%	58,309	11%
Mobile satellite services and other	10,659	4%	19,716	4%

Total	$280,446	100%	$518,237	100%

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

(b) Monitoring Fee Agreements and Transaction Fees

In connection with the closing of the Acquisition, Intelsat Bermuda (assumed by Intelsat Sub Holdco in March 2005) entered into a monitoring fee agreement (the “2005 MFA”) with Intelsat Holdings and the Sponsors, or affiliates of, or entities advised by, designated by or associated with, the Sponsors, as the case may be (collectively, the “2005 MFA parties”), pursuant to which the 2005 MFA parties provide certain monitoring, advisory and consulting services to Intelsat. The term “Sponsors” refers collectively to funds advised by or associated with Apax Partners Worldwide LLP and Apax Partners, L.P., Apollo Management V, L.P., MDP Global Investors Limited, and Permira Advisers LLC. Pursuant to the 2005 MFA, Intelsat Sub Holdco is obligated to pay an annual fee equal to the greater of $6.25 million and 1.25% of adjusted EBITDA as defined in the indenture governing the notes entered into to finance the Acquisition (the “acquisition finance notes”), and to reimburse the 2005 MFA parties for their out-of-pocket expenses. Intelsat Sub Holdco also agreed to indemnify the 2005 MFA parties and their directors, officers, employees, agents and representatives for losses relating to the services contemplated by the 2005 MFA and the engagement of the 2005 MFA parties pursuant to, and the performance by them of the services contemplated by, the 2005 MFA. To the extent permitted by the agreements and indentures governing indebtedness of Intelsat Sub Holdco and its subsidiaries, on a change of control or qualified initial public offering, the Sponsors may at their option receive a lump sum payment equal to the then present value of all then current and future monitoring fees payable, assuming a termination date of January 28, 2017. Intelsat recorded expense for services associated with these fees of $3.0 million during each of the three months ended March 31, 2006 and 2007.

In connection with the closing of the PanAmSat Acquisition Transactions, Intelsat Bermuda entered into a monitoring fee agreement (the “2006 MFA”), with the Sponsors, or affiliates of, or entities advised by, designated by or associated with, the Sponsors, as the case may be, referred to collectively as the 2006 MFA

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

parties, pursuant to which the 2006 MFA parties provide certain monitoring, advisory and consulting services with respect to Intelsat Bermuda, PanAmSat Holdco and their respective subsidiaries. Pursuant to the 2006 MFA, an annual fee equal to the greater of $6.25 million and 1.25% of Intelsat Corp Adjusted EBITDA (as defined in the indenture governing the Intelsat Corp 2016 Senior Notes) will be paid, and Intelsat Bermuda will reimburse the 2006 MFA parties for their out-of-pocket expenses. Intelsat Bermuda also agreed to indemnify the 2006 MFA parties and their directors, officers, employees, agents and representatives for losses relating to the services contemplated by the 2006 MFA and the engagement of the 2006 MFA parties pursuant to, and the performance by them of the services contemplated by, the 2006 MFA. To the extent permitted by the agreements and indentures governing indebtedness of Intelsat Bermuda, Intelsat Holdco and their respective subsidiaries, upon a change of control or qualified initial public offering as defined in the 2006 MFA, the 2006 MFA parties may at their option receive, in lieu of the annual fee, a lump sum payment equal to the then present value of all then current and future monitoring fees payable, based on certain assumptions, including a termination date which will be the earlier of (i) the twelfth anniversary of the date of the closing of the PanAmSat Acquisition Transactions (July 3, 2018), (ii) such time as the Sponsors and their affiliates own less than 5% of the beneficial economic interest of Intelsat Holdings and (iii) such earlier date as the 2006 MFA parties and Intelsat Holdco may mutually agree upon. Intelsat recorded expense for services associated with the 2006 MFA of $3.1 million during the three months ended March 31, 2007.

(c) Ownership by Management

As part of the Acquisition, certain members of management purchased common equity of Intelsat Holdings and were granted restricted common equity of Intelsat Holdings.

(d) Sponsor Investment

Apollo Management L.P., one of the controlling shareholders of Intelsat Holdings, is the indirect controlling stockholder of Hughes Communications, Inc. (“Hughes Communications”) and Hughes Network Systems, LLC (“HNS”). HNS is one of the Company’s largest corporate network services customers. Messrs. Africk and Stone, two members of the Company’s board of directors, serve on the board of directors of Hughes Communications and the board of managers of HNS.

The Company recorded approximately $7.6 million and $26.0 million of revenue during the three months ended March 31, 2006 and 2007, respectively, for satellite capacity and other services provided to HNS. The receivable outstanding from HNS as of December 31, 2006 and March 31, 2007 was approximately $13.5 million and $10.0 million, respectively.

(e) Receivable from Parent

The Company has a receivable from its parent, Intelsat Holdings, as of December 31, 2006 and March 31, 2007 of $5.8 million and $5.7 million, respectively. See Note 5.

(f) Other Related Party Transactions

The Company has a 50% ownership interest in Horizons-1, an investment which is accounted for under the equity method of accounting (see Note 7—Investments). During the three months ended March 31, 2007, approximately $1.0 million of expenses were recorded in relation to the lease of such Ku-band satellite capacity. Additionally, the Company provides telemetry, tracking and control services for the Horizons-1 satellite. During the three months ended March 31, 2007, approximately $0.2 million of revenue was recorded.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

In March 2007, the Company entered into an agreement with Horizons-2, an affiliate of the Company, to purchase and assume a launch service contract of Horizons-2. Under the agreement, the Company agreed to pay Horizons-2 for amounts paid to date of $14.7 million and assumed the remaining contractual obligation payable to the launch services provider. This vehicle will either be used for the launch of Intelsat’s IS-15 satellite or as a replacement launch vehicle should existing launch services under contract be delayed.

Note 16 Supplemental Consolidating Financial Information

In connection with the Acquisition and related amalgamations, Intelsat Sub Holdco issued $2.6 billion of acquisition finance notes. The acquisition finance notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat, Ltd., its wholly-owned direct subsidiary, Intelsat Bermuda, Intermediate Holdco, and certain wholly-owned subsidiaries of Intelsat Sub Holdco (the “Subsidiary Guarantors”).

On February 11, 2005, Intelsat, Ltd. and Zeus Special Subsidiary Limited issued $478.7 million in aggregate principal amount at maturity of senior discount notes due 2015 (the “discount notes”), yielding approximately $305.3 million of net proceeds at issuance. On March 3, 2005, Intelsat Bermuda transferred substantially all of its assets to Intelsat Sub Holdco and Intelsat Sub Holdco assumed substantially all of the then-existing liabilities of Intelsat Bermuda. Following these transactions, Zeus Special Subsidiary Limited was amalgamated with Intelsat Bermuda, and Intelsat Bermuda became an obligor on the discount notes. Intelsat Bermuda is a wholly-owned subsidiary of Intelsat, a co-obligor of the discount notes.

On July 3, 2006, in connection with the PanAmSat Acquisition Transactions, Intelsat Bermuda transferred the obligation on the discount notes to its wholly-owned subsidiary, Intermediate Holdco. Intermediate Holdco became an obligor on the discount notes and confirmed its guarantee of the acquisition finance notes and Intelsat Bermuda became a guarantor of the discount notes and confirmed its guarantee of the acquisition finance notes. The discount notes are not guaranteed by any of Intelsat Bermuda’s direct or indirect subsidiaries.

In connection with the PanAmSat Acquisition Transactions, Intelsat Bermuda issued $1.33 billion of 11 1/4% Senior Notes due 2016 and $260.0 million of Floating Rate Senior Notes due 2013, referred to together as the July 2006 Notes. The July 2006 Notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat, Ltd. The July 2006 Notes are not guaranteed by any of Intelsat Bermuda’s direct or indirect subsidiaries.

On January 12, 2007, Intelsat Bermuda issued $600.0 million of the Refinancing Notes, which are fully and unconditionally guaranteed, jointly and severally, by Intelsat, Ltd. The Refinancing Notes are not guaranteed by any of Intelsat Bermuda’s direct or indirect subsidiaries.

Separate financial statements of Intelsat, Ltd., Intelsat Bermuda, Intermediate Holdco, Intelsat Sub Holdco (an indirect subsidiary of Intelsat Bermuda) and the Subsidiary Guarantors are not presented because management believes that such financial statements would not be material to investors. Investments in subsidiaries in the following condensed consolidating financial information are accounted for under the equity method of accounting. Consolidating adjustments include the following:

•	elimination of investment in subsidiaries;

•	elimination of intercompany accounts;

•	elimination of intercompany sales between guarantor and non-guarantor subsidiaries; and

•	elimination of equity in earnings of subsidiaries.

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,261	$6,336	$—	$339,976	$227,319	$121,006	$(227,320)	$473,578
Receivables, net of allowance	4,790	—	565	168,366	167,962	125,302	(167,961)	299,024
Deferred income taxes	—	—	—	8,151	8,151	34,275	(8,151)	42,426
Prepaid expenses and other current assets	323	3,125	90	9,644	9,645	12,486	(9,646)	25,667
Intercompany receivables	—	—	—	1,083,326	—	—	(1,083,326)	—

Total current assets	11,374	9,461	655	1,609,463	413,077	293,069	(1,496,404)	840,695
Satellites and other property and equipment, net	—	—	—	2,757,285	2,754,870	1,901,192	(2,754,874)	4,658,473
Goodwill	—	—	—	110,929	—	3,794,570	—	3,905,499
Non-amortizable intangible assets	—	—	—	560,000	—	1,116,600	—	1,676,600
Amortizable intangible assets, net	—	—	—	446,507	—	315,119	(1)	761,625
Investment in affiliate	1,839,110	5,814,246	3,182,545	(7,391)	(7,391)	63,384	(10,821,119)	63,384
Other assets	—	94,165	3,768	63,656	15,251	92,147	(15,246)	253,741

Total assets	$1,850,484	$5,917,872	$3,186,968	$5,540,449	$3,175,807	$7,576,081	$(15,087,644)	$12,160,017

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$2,755	$1,047	$158	$53,440	$44,103	$132,249	$(44,105)	$189,647
Accrued interest payable	48,677	97,335	—	39,384	5,682	63,850	(5,682)	249,246
Current portion of long-term debt	—	—	—	14,634	11,187	201,704	(11,187)	216,338
Deferred satellite performance incentives	—	—	—	3,862	3,862	16,533	(3,862)	20,395
Other current liabilities	—	—	—	60,645	60,645	32,751	(60,645)	93,396
Intercompany payables	905,825	45,291	40,888	—	1,179,980	91,322	(2,263,306)	—

Total current liabilities	957,257	143,673	41,046	171,965	1,305,459	538,409	(2,388,787)	769,022
Long-term debt, net of current portion	1,548,614	3,935,089	370,592	1,910,670	20,229	3,285,450	(20,230)	11,050,414
Deferred satellite performance incentives, net of current portion	—	—	—	29,017	29,017	95,480	(29,017)	124,497
Deferred revenue, net of current portion	—	—	—	128,034	128,034	15,297	(128,034)	143,331
Deferred income taxes	—	—	—	7,199	7,199	448,862	(7,199)	456,061
Accrued retirement benefits	—	—	—	68,199	68,199	29,890	(68,199)	98,089
Other long-term liabilities	—	—	—	42,820	32,105	131,168	(32,103)	173,990

Total liabilities	2,505,871	4,078,762	411,638	2,357,904	1,590,242	4,544,556	(2,673,569)	12,815,404

Shareholder’s equity (deficit):
Ordinary shares	12	12	—	12	—	50	(74)	12
Other shareholder’s equity (deficit)	(655,399)	1,839,098	2,775,330	3,182,533	1,585,565	3,031,475	(12,414,001)	(655,399)

Total shareholder’s equity (deficit)	(655,387)	1,839,110	2,775,330	3,182,545	1,585,565	3,031,525	(12,414,075)	(655,387)

Total liabilities and shareholder’s equity (deficit)	$1,850,484	$5,917,872	$3,186,968	$5,540,449	$3,175,807	$7,576,081	$(15,087,644)	$12,160,017

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,834	$41,990	$—	$341,413	$139,969	$193,418	$(139,968)	$583,656
Receivables, net of allowance	4,800	—	565	176,404	175,916	119,249	(175,916)	301,018
Deferred income taxes	—	—	—	8,151	8,151	34,252	(8,151)	42,403
Prepaid expenses and other current assets	758	—	91	6,790	6,724	49,244	(6,724)	56,883
Intercompany receivables	—	—	—	1,037,008	—	—	(1,037,008)	—

Total current assets	12,392	41,990	656	1,569,766	330,760	396,163	(1,367,767)	983,960
Satellites and other property and equipment, net	—	—	—	2,852,338	2,849,674	1,876,802	(2,849,679)	4,729,135
Goodwill	—	—	—	110,929	—	3,797,103	—	3,908,032
Non-amortizable intangible assets	—	—	—	560,000	—	1,116,600	—	1,676,600
Amortizable intangible assets, net	—	—	—	455,858	—	329,146	—	785,004
Investment in affiliate	1,903,625	4,807,038	2,185,777	1,166	1,166	60,093	(8,891,347)	67,518
Other assets	—	68,917	3,847	94,881	17,153	83,509	(17,148)	251,159

Total assets	$1,916,017	$4,917,945	$2,190,280	$5,644,938	$3,198,753	$7,659,416	$(13,125,941)	$12,401,408

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$4,210	$2,099	$158	$92,210	$69,544	$228,959	$(69,545)	$327,635
Accrued interest payable	20,615	27,953	193	123,336	7,247	71,821	(7,247)	243,918
Current portion of long-term debt	—	—	—	16,630	13,182	53,188	(13,183)	69,817
Deferred satellite performance incentives	—	—	—	3,463	3,463	14,912	(3,464)	18,374
Other current liabilities	—	—	—	60,598	60,599	44,426	(60,598)	105,025
Intercompany payables	889,875	44,268	40,266	—	1,033,842	62,598	(2,070,849)	—

Total current liabilities	914,700	74,320	40,617	296,237	1,187,877	475,904	(2,224,886)	764,769
Long-term debt, net of current portion	1,542,659	2,940,000	362,276	2,916,531	25,229	3,448,331	(25,228)	11,209,798
Deferred satellite performance incentives, net of current portion	—	—	—	33,021	33,021	99,428	(33,021)	132,449
Deferred revenue, net of current portion	—	—	—	132,078	132,078	16,789	(132,078)	148,867
Deferred income taxes	—	—	—	7,373	7,373	452,833	(7,372)	460,207
Accrued retirement benefits	—	—	—	66,814	66,814	31,759	(66,814)	98,573
Other long-term liabilities	—	—	—	7,106	7,107	120,980	(7,107)	128,086

Total liabilities	2,457,359	3,014,320	402,893	3,459,160	1,459,499	4,646,024	(2,496,506)	12,942,749

Shareholder’s equity (deficit):
Ordinary shares	12	12	—	12	—	50	(74)	12
Other shareholder’s equity (deficit)	(541,353)	1,903,613	1,787,387	2,185,766	1,739,254	3,013,342	(10,629,361)	(541,353)

Total shareholder’s equity (deficit)	(541,341)	1,903,625	1,787,387	2,185,778	1,739,254	3,013,392	(10,629,435)	(541,341)

Total liabilities and shareholder’s equity (deficit)	$1,916,017	$4,917,945	$2,190,280	$5,644,938	$3,198,753	$7,659,416	$(13,125,941)	$12,401,408

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$—	$294,272	$294,272	$313,599	$(383,906)	$518,237

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	65,777	309,365	109,518	(401,698)	82,962
Selling, general and administrative	4,957	3,373	—	8,926	5,300	38,262	(2,602)	58,216
Depreciation and amortization	—	—	—	119,889	110,289	75,715	(110,289)	195,604
Restructuring costs	—	—	—	67	67	4,759	(66)	4,827
Loss on undesignated interest rate swap	—	—	—	—	—	1,832	—	1,832

Total operating expenses	4,957	3,373	—	194,659	425,021	230,086	(514,655)	343,441

Income (loss) from operations	(4,957)	(3,373)	—	99,613	(130,749)	83,513	130,749	174,796
Interest expense, net	45,815	91,350	8,825	66,622	10,359	68,059	(10,359)	280,671
Subsidiary income (loss)	(64,285)	30,438	23,508	(1,144)	(1,144)	—	12,627	—
Other income (expense), net	—	—	—	(5,928)	(5,929)	1,094	5,928	(4,835)

Income (loss) from operations before income taxes	(115,057)	(64,285)	14,683	25,919	(148,181)	16,548	159,663	(110,710)
Provision for income taxes	15	—	—	2,411	1,768	1,936	(1,768)	4,362

Net income (loss)	$(115,072)	$(64,285)	$14,683	$23,508	$(149,949)	$14,612	$161,431	$(115,072)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$260,379	$260,379	$51,584	$(291,896)	$280,446

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	62,324	293,897	44,354	(345,464)	55,111
Selling, general and administrative	9,380	—	7,391	2,398	3,143	17,653	39,965
Depreciation and amortization	—	—	152,558	142,956	2,046	(142,956)	154,604

Total operating expenses	9,380	—	222,273	439,251	49,543	(470,767)	249,680

Income (loss) from operations	(9,380)	—	38,106	(178,872)	2,041	178,871	30,766
Interest expense, net	46,472	7,594	49,258	10,616	2,499	(10,618)	105,821
Subsidiary loss	(34,258)	(26,664)	(51)	(51)	—	61,024	—
Other income (expense), net	—	—	(5,845)	(5,843)	286	5,842	(5,560)

Loss from operations before income taxes	(90,110)	(34,258)	(17,048)	(195,382)	(172)	256,355	(80,615)
Provision for income taxes	—	—	9,616	9,374	(121)	(9,374)	9,495

Net loss	$(90,110)	$(34,258)	$(26,664)	$(204,756)	$(51)	$265,729	$(90,110)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(574)	$(26,231)	$—	$53,983	$108,908	$85,021	$(108,908)	$112,199

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	—	—	(13,678)	(13,678)	(117,705)	13,678	(131,383)
Investment in subsidiaries	—	(977,000)	(977,000)	—	—	—	1,954,000	—

Net cash used in investing activities	—	(977,000)	(977,000)	(13,678)	(13,678)	(117,705)	1,967,678	(131,383)

Cash flows from financing activities:
Repayment of long-term debt	—	(600,000)	—	(1,005,862)	(5,000)	(14,176)	5,000	(1,620,038)
Proceeds from bond issuance	—	1,595,000	—	—	—	—	—	1,595,000
New debt issuance costs	—	(27,424)	—	—	—	(1,500)	—	(28,924)
Repayments of funding of capital expenditures by customer	—	—	—	—	—	(21,660)	—	(21,660)
Payment of premium on early retirement of debt	—	—	—	(10,000)	—	—	—	(10,000)
Capital contributions from parent companies	—	—	977,000	977,000	—	—	(1,954,000)	—
Principal payments on deferred satellite performance incentives	—	—	—	(885)	(885)	(2,327)	885	(3,212)
Principal payments on capital lease obligations	—	—	—	(1,995)	(1,995)	(29)	1,995	(2,024)

Net cash provided by (used in) financing activities	—	967,576	977,000	(41,742)	(7,880)	(39,692)	(1,946,120)	(90,858)

Effect of exchange rate changes on cash	—	—	—	—	—	(36)	—	(36)

Net change in cash and cash equivalents	(574)	(35,655)	—	(1,437)	87,350	(72,412)	(87,350)	(110,078)
Cash and cash equivalents, beginning of period	6,835	41,990	—	341,413	139,969	193,418	(139,969)	583,656

Cash and cash equivalents, end of period	$6,261	$6,335	$—	$339,976	$227,319	$121,006	$(227,319)	$473,578

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(19,334)	$—	$42,526	$43,381	$28,122	$(70,206)	$24,489

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	—	(21,299)	(21,299)	(180)	21,299	(21,479)
Advances to/from subsidiaries, net	13,552	—	(6,483)	(9,865)	(33,894)	36,690	—
Investment in subsidiaries	63,700	63,700	—	—	—	(127,400)	—

Net cash provided by (used in) investing activities	77,252	63,700	(27,782)	(31,164)	(34,074)	(69,411)	(21,479)

Cash flows from financing activities:
Repayment of long-term debt	—	—	(1,750)	—	—	—	(1,750)
Principal payments on deferred satellite performance incentives	—	—	(648)	(648)	—	648	(648)
Principal payments on capital lease obligations	—	—	(1,897)	(1,897)	—	1,897	(1,897)
Dividends to shareholders	—	(63,700)	(63,700)	—	—	127,400	—

Net cash used in financing activities	—	(63,700)	(67,995)	(2,545)	—	129,945	(4,295)

Effect of exchange rate changes on cash	—	—	—	—	220	—	220

Net change in cash and cash equivalents	57,918	—	(53,251)	9,672	(5,732)	(9,672)	(1,065)
Cash and cash equivalents, beginning of period	65	—	341,204	7,501	18,801	(7,501)	360,070

Cash and cash equivalents, end of period	$57,983	$—	$287,953	$17,173	$13,069	$(17,173)	$359,005

(Certain totals may not add due to the effects of rounding)

On March 3, 2005, Intelsat Bermuda transferred substantially all of its assets to Intelsat Sub Holdco and Intelsat Sub Holdco assumed substantially all of the then-existing liabilities of Intelsat Bermuda.

In connection with the PanAmSat Acquisition Transactions, Intelsat Bermuda issued $750.0 million of 9 1/4% Senior Notes due 2016 (the “Bermuda 2016 Guaranteed Senior Notes”). The Bermuda 2016 Guaranteed Senior Notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat, Ltd., its indirect wholly-owned subsidiary, Intelsat Sub Holdco and the Subsidiary Guarantors.

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

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,261	$346,312	$339,976	$121,006	$(339,977)	$473,578
Receivables, net of allowance	4,790	168,366	168,366	125,867	(168,365)	299,024
Deferred income taxes	—	8,151	8,151	34,275	(8,151)	42,426
Prepaid expenses and other current assets	323	12,769	9,644	12,576	(9,645)	25,667
Intercompany receivables	—	1,038,035	1,083,326	—	(2,121,361)	—

Total current assets	11,374	1,573,633	1,609,463	293,724	(2,647,499)	840,695

Satellites and other property and equipment, net	—	2,757,285	2,757,285	1,901,192	(2,757,289)	4,658,473
Goodwill	—	110,929	110,929	3,794,570	(110,929)	3,905,499
Non-amortizable intangible assets	—	560,000	560,000	1,116,600	(560,000)	1,676,600
Amortizable intangible assets, net	—	446,507	446,507	315,119	(446,508)	761,625
Investment in affiliate	1,839,110	2,624,310	(7,391)	63,385	(4,456,030)	63,384
Other assets	—	157,820	63,656	95,914	(63,649)	253,741

Total assets	$1,850,484	$8,230,484	$5,540,449	$7,580,504	$(11,041,904)	$12,160,017

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$2,755	$54,486	$53,440	$132,407	$(53,441)	$189,647
Accrued interest payable	48,677	136,719	39,384	63,850	(39,384)	249,246
Current portion of long-term debt	—	14,634	14,634	201,704	(14,634)	216,338
Deferred satellite performance incentives	—	3,862	3,862	16,533	(3,862)	20,395
Other current liabilities	—	60,645	60,645	32,751	(60,645)	93,396
Intercompany payables	905,825	—	—	132,210	(1,038,035)	—

Total current liabilities	957,257	270,346	171,965	579,455	(1,210,001)	769,022
Long-term debt, net of current portion	1,548,614	5,845,759	1,910,670	3,656,042	(1,910,671)	11,050,414
Deferred satellite performance incentives, net of current portion	—	29,017	29,017	95,480	(29,017)	124,497
Deferred revenue, net of current portion	—	128,034	128,034	15,297	(128,034)	143,331
Deferred income taxes	—	7,199	7,199	448,862	(7,199)	456,061
Accrued retirement benefits	—	68,199	68,199	29,890	(68,199)	98,089
Other long-term liabilities	—	42,820	42,820	131,168	(42,818)	173,990

Total liabilities	2,505,871	6,391,374	2,357,904	4,956,194	(3,395,939)	12,815,404

Shareholder’s equity (deficit):
Ordinary shares	12	24	12	50	(86)	12
Other shareholder’s equity (deficit)	(655,399)	1,839,086	3,182,533	2,624,260	(7,645,879)	(655,399)

Total shareholder’s equity (deficit)	(655,387)	1,839,110	3,182,545	2,624,310	(7,645,965)	(655,387)

Total liabilities and shareholder’s equity (deficit)	$1,850,484	$8,230,484	$5,540,449	$7,580,504	$(11,041,904)	$12,160,017

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,834	$383,403	$341,413	$193,418	$(341,412)	$583,656
Receivables, net of allowance	4,800	176,404	176,404	119,814	(176,404)	301,018
Deferred income taxes	—	8,151	8,151	34,252	(8,151)	42,403
Prepaid expenses and other current assets	758	6,790	6,790	49,335	(6,790)	56,883
Intercompany receivables	—	992,740	1,037,008	—	(2,029,748)	—

Total current assets	12,392	1,567,488	1,569,766	396,819	(2,562,505)	983,960
Satellites and other property and equipment, net	—	2,852,338	2,852,338	1,876,802	(2,852,343)	4,729,135
Goodwill	—	110,929	110,929	3,797,103	(110,929)	3,908,032
Non-amortizable intangible assets	—	560,000	560,000	1,116,600	(560,000)	1,676,600
Amortizable intangible assets, net	—	455,858	455,858	329,146	(455,858)	785,004
Investment in affiliate	1,903,625	2,622,426	1,166	60,093	(4,519,792)	67,518
Other assets	—	163,799	94,881	87,356	(94,877)	251,159

Total assets	$1,916,017	$8,332,838	$5,644,938	$7,663,919	$(11,156,304)	$12,401,408

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$4,210	$94,309	$92,210	$229,117	$(92,211)	$327,635
Accrued interest payable	20,615	151,290	123,336	72,014	(123,337)	243,918
Current portion of long-term debt	—	16,630	16,630	53,188	(16,631)	69,817
Deferred satellite performance incentives	—	3,463	3,463	14,912	(3,464)	18,374
Other current liabilities	—	60,598	60,598	44,426	(60,597)	105,025
Intercompany payables	889,875	—	—	102,864	(992,739)	—

Total current liabilities	914,700	326,290	296,237	516,521	(1,288,979)	764,769
Long-term debt, net of current portion	1,542,659	5,856,531	2,916,531	3,810,607	(2,916,530)	11,209,798
Deferred satellite performance incentives, net of current portion	—	33,021	33,021	99,428	(33,021)	132,449
Deferred revenue, net of current portion	—	132,078	132,078	16,789	(132,078)	148,867
Deferred income taxes	—	7,373	7,373	452,833	(7,372)	460,207
Accrued retirement benefits	—	66,814	66,814	31,759	(66,814)	98,573
Other long-term liabilities	—	7,106	7,106	120,980	(7,106)	128,086

Total liabilities	2,457,359	6,429,213	3,459,160	5,048,917	(4,451,900)	12,942,749

Shareholder’s equity (deficit):
Ordinary shares	12	24	12	50	(86)	12
Other shareholder’s equity (deficit)	(541,353)	1,903,601	2,185,766	2,614,952	(6,704,318)	(541,353)

Total shareholder’s equity (deficit)	(541,341)	1,903,625	2,185,778	2,615,002	(6,704,404)	(541,341)

Total liabilities and shareholder’s equity (deficit)	$1,916,017	$8,332,838	$5,644,938	$7,663,919	$(11,156,304)	$12,401,408

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$294,272	$294,272	$313,599	$(383,906)	$518,237

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	65,777	65,777	109,518	(158,110)	82,962
Selling, general and administrative	4,957	12,299	8,926	38,262	(6,228)	58,216
Depreciation and amortization	—	119,889	119,889	75,715	(119,889)	195,604
Restructuring costs	—	67	67	4,759	(66)	4,827
Loss on undesignated interest rate swap	—	—	—	1,832	—	1,832

Total operating expenses	4,957	198,032	194,659	230,086	(284,293)	343,441

Income (loss) from operations	(4,957)	96,240	99,613	83,513	(99,613)	174,796
Interest expense, net	45,815	157,972	66,622	76,884	(66,622)	280,671
Subsidiary income (loss)	(64,285)	5,787	(1,144)	—	59,642	—
Other income (expense), net	—	(5,929)	(5,928)	1,094	5,928	(4,835)

Income (loss) from operations before income taxes	(115,057)	(61,874)	25,919	7,723	32,579	(110,710)
Provision for income taxes	15	2,411	2,411	1,936	(2,411)	4,362

Net income (loss)	$(115,072)	$(64,285)	$23,508	$5,787	$34,990	$(115,072)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$260,379	$260,379	$51,584	$(291,896)	$280,446

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	62,324	62,324	44,354	(113,891)	55,111
Selling, general and administrative	9,381	7,391	7,391	3,143	12,659	39,965
Depreciation and amortization	—	152,558	152,558	2,046	(152,558)	154,604

Total operating expenses	9,381	222,273	222,273	49,543	(253,790)	249,680

Income (loss) from operations	(9,381)	38,106	38,106	2,041	(38,106)	30,766
Interest expense, net	46,472	56,851	49,258	2,499	(49,259)	105,821
Subsidiary income (loss)	(34,257)	(51)	(51)	—	34,359	—
Other income (expense), net	—	(5,845)	(5,845)	286	5,844	(5,560)

Loss from operations before income taxes	(90,110)	(24,641)	(17,048)	(172)	51,356	(80,615)
Provision for income taxes	—	9,616	9,616	(121)	(9,616)	9,495

Net loss	$(90,110)	$(34,257)	$(26,664)	$(51)	$60,972	$(90,110)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(574)	$27,752	$53,983	$85,021	$(53,983)	$112,199

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	(13,678)	(13,678)	(117,705)	13,678	(131,383)
Investment in subsidiaries	—	(977,000)	—	(977,000)	1,954,000	—

Net cash used in investing activities	—	(990,678)	(13,678)	(1,094,705)	1,967,678	(131,383)

Cash flows from financing activities:
Repayment of long-term debt	—	(1,605,862)	(1,005,862)	(14,176)	1,005,862	(1,620,038)
Proceeds from bond issuance	—	1,595,000	—	—	—	1,595,000
New debt issuance costs	—	(27,424)	—	(1,500)	—	(28,924)
Repayments of funding of capital expenditures by customer	—	—	—	(21,660)	—	(21,660)
Payment of premium on early retirement of debt	—	(10,000)	(10,000)	—	10,000	(10,000)
Capital contributions from parent companies	—	977,000	977,000	977,000	(2,931,000)	—
Principal payments on deferred satellite performance incentives	—	(885)	(885)	(2,327)	885	(3,212)
Principal payments on capital lease obligations	—	(1,995)	(1,995)	(29)	1,995	(2,024)

Net cash provided by (used in) financing activities	—	925,834	(41,742)	937,308	(1,912,258)	(90,858)

Effect of exchange rate changes on cash	—	—	—	(36)	—	(36)

Net change in cash and cash equivalents	(574)	(37,092)	(1,437)	(72,412)	1,437	(110,078)
Cash and cash equivalents, beginning of period	6,835	383,403	341,413	193,418	(341,413)	583,656

Cash and cash equivalents, end of period	$6,261	$346,311	$339,976	$121,006	$(339,976)	$473,578

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(19,334)	$42,526	$42,526	$28,122	$(69,351)	$24,489

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	(21,299)	(21,299)	(180)	21,299	(21,479)
Advances to/from subsidiaries, net	13,552	(6,483)	(6,483)	(33,894)	33,308	—
Investment in subsidiaries	63,700	—	—	—	(63,700)	—

Net cash provided by (used in) investing activities	77,252	(27,782)	(27,782)	(34,074)	(9,093)	(21,479)

Cash flows from financing activities:
Repayment of long-term debt	—	(1,750)	(1,750)	—	1,750	(1,750)
Principal payments on deferred satellite performance incentives	—	(648)	(648)	—	648	(648)
Principal payments on capital lease obligations	—	(1,897)	(1,897)	—	1,897	(1,897)
Dividends to shareholders	—	(63,700)	(63,700)	—	127,400	—

Net cash used in financing activities	—	(67,995)	(67,995)	—	131,695	(4,295)

Effect of exchange rate changes on cash	—	—	—	220	—	220

Net change in cash and cash equivalents	57,918	(53,251)	(53,251)	(5,732)	53,251	(1,065)
Cash and cash equivalents, beginning of period	65	341,204	341,204	18,801	(341,204)	360,070

Cash and cash equivalents, end of period	$57,983	$287,953	$287,953	$13,069	$(287,953)	$359,005

(Certain totals may not add due to the effects of rounding)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and their notes included elsewhere in this Quarterly Report. The following discussion and analysis relates to periods both prior to and after the completion of the PanAmSat Acquisition Transactions and the Merger Transaction, each as defined below, which were completed on July 3, 2006. See “Forward-Looking Statements” for a discussion of factors that could cause our future financial condition and results of operations to be different from those discussed below. Certain monetary amounts, percentages and other figures included in this Quarterly Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them. Unless otherwise indicated, all references to “dollars” and “$” in this Quarterly Report are to, and all monetary amounts in this Quarterly Report are presented in, U.S. dollars.

Overview

We are the largest provider of fixed satellite communications services worldwide, supplying video, data and voice connectivity in approximately 200 countries and territories for over 1,800 customers, many of which we have had relationships with for over 30 years. Our global communications network includes 52 satellites in orbit, leased capacity on one additional satellite owned by another satellite operator and ground facilities related to the operation and control of our satellites. We have the largest, most flexible and one of the most reliable satellite fleets in the world, which covers over 99% of the world’s population. Our satellite fleet is operated via ground facilities used to monitor and control our satellites and is complemented by a terrestrial network of teleports, points of presence and leased fiber links for the provision of our hybrid managed solutions. We have undertaken a number of strategic initiatives to expand our business regionally and by customer set, including the acquisition of satellites serving North America, the acquisition of a satellite service provider to the government sector, and most recently the PanAmSat Acquisition Transactions.

Impact of the PanAmSat Acquisition Transactions

On August 28, 2005, Intelsat Bermuda entered into a merger agreement, referred to as the Merger Agreement, with PanAmSat Holdco and Proton Acquisition Corporation, a wholly-owned subsidiary of Intelsat Bermuda, referred to as Merger Sub. Pursuant to the Merger Agreement, Intelsat Bermuda acquired PanAmSat Holdco on July 3, 2006 for total cash consideration of approximately $3.2 billion, with the stockholders of PanAmSat Holdco receiving $25.00 per common share in cash, plus approximately $0.00927 as the pro rata share of undeclared regular quarterly dividends. Merger Sub was newly formed for the purpose of consummating the PanAmSat Acquisition Transactions. As part of this transaction, approximately $3.2 billion in existing debt of PanAmSat Holdco and its subsidiaries was either refinanced or remained outstanding.

In connection with, and in order to effect, the transactions contemplated by the Merger Agreement and the related financing, the following transactions occurred:

•	Intelsat Bermuda created a new direct wholly-owned subsidiary, Intermediate Holdco;

•	Intelsat Bermuda transferred substantially all its assets (other than cash, certain prepaid expenses and the capital stock of Merger Sub) and liabilities to Intermediate Holdco; and

•

Merger Sub merged with PanAmSat Holdco, with PanAmSat Holdco continuing as the surviving corporation and being a direct wholly-owned subsidiary of Intelsat Bermuda. Upon completion of this merger, referred to as the Merger Transaction, PanAmSat Holdco’s equity holders ceased to hold shares or other equity interests in PanAmSat Holdco.

In addition, on July 3, 2006, we incurred substantial debt to finance this acquisition, including $260.0 million principal amount of Floating Rate Senior Notes due 2013, $1.33 billion principal amount of 11 1/4% Senior Notes due 2016 and $750.0 million principal amount of 9 1/4% Senior Notes due 2016, issued by Intelsat

Bermuda, referred to collectively as the Intelsat Bermuda Senior Notes; $575.0 million principal amount of 9% Senior Notes due 2016 issued by PanAmSat Opco, referred to as the Intelsat Corp 2016 Senior Notes; and a borrowing by Intelsat Bermuda under a new $600.0 million senior unsecured credit facility, referred to as the Senior Unsecured Bridge Loan. In connection with the PanAmSat Acquisition Transactions, Intelsat Sub Holdco also terminated its prior senior secured credit facilities and entered into new senior secured credit facilities under a credit agreement referred to as the New Sub Holdco Credit Agreement, and PanAmSat Opco amended and restated its senior secured credit facilities, under a credit agreement referred to as the Intelsat Corp Amended and Restated Credit Agreement, to change certain of the terms thereunder. We refer to these transactions and the Merger Transaction collectively as the PanAmSat Acquisition Transactions. We are a significantly more highly leveraged company than we were prior to the acquisition, and this will result in a significant increase in our interest expense in future periods.

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

Prior to and immediately after the PanAmSat Acquisition Transactions, Intelsat Bermuda extended to PanAmSat Holdco several loans, referred to collectively as the Intelsat Bermuda Loan, in an aggregate principal amount at the time of borrowing equal to approximately $1.3 billion, the proceeds of which were used by PanAmSat Holdco to fund a portion of the purchase price of the PanAmSat acquisition and to fund the purchase of the 10 3/8% discount notes tendered in the Tender Offer, plus related fees.

Following the completion of the PanAmSat Acquisition Transactions, substantially all of the employees of Intelsat Global Service Corporation, an indirect subsidiary of Intelsat Bermuda, were transferred to PanAmSat Opco pursuant to an employee transfer agreement. In addition, substantially all of the direct and indirect subsidiaries of Intelsat Holdings entered into a master intercompany services agreement pursuant to which these entities provide services to each other. In each case, services are provided on terms that are not materially less favorable to each party than are available on an arm’s length basis and on terms that the relevant boards of directors have determined to be fair.

Upon the completion of the PanAmSat Acquisition Transactions, we renamed PanAmSat Holdco and PanAmSat Opco as Intelsat Holding Corporation and Intelsat Corporation, respectively.

In addition, Intelsat Bermuda created a new direct wholly-owned subsidiary organized in Gibraltar which owns all of the equity of a subsidiary organized in Luxembourg which owns all of the equity of a subsidiary organized in Poland, referred to as Intelsat Poland, which has registered a branch in Luxembourg, referred to as the Intelsat Poland, Luxembourg Branch. Following the consummation of the PanAmSat Acquisition Transactions, Intelsat Bermuda effected the contribution of the Intelsat Bermuda Loan to the Intelsat Poland, Luxembourg Branch. On October 30, 2006, Intelsat Bermuda executed a series of transactions which resulted in the shares of PanAmSat Holdco, which were previously all held by Intelsat Bermuda, being held by the Intelsat Poland, Luxembourg branch.

The purchase price and related costs of the PanAmSat Acquisition Transactions were allocated to the assets acquired and liabilities assumed at the time of the acquisition based on management’s best estimates, which were based in part on the work of third-party appraisers. More specifically, PanAmSat assets and liabilities were adjusted to fair value as of the closing date of the PanAmSat Acquisition Transactions. As a result of these adjustments, our depreciation and amortization expense increased significantly. Also, our interest expense increased due to the interest on the Intelsat Corp 2016 Senior Notes.

In connection with and since the closing of the PanAmSat Acquisition Transactions, Intelsat Holdings has entered into share-based compensation arrangements under its existing 2005 Share Incentive Plan with certain directors, officers and key employees of Intelsat Holdings and its subsidiaries. In the aggregate, these arrangements outstanding as of March 31, 2007 provided for the issuance of approximately 4% of the outstanding voting equity of Intelsat Holdings. Since awards made consist of share and share-based compensation grants of our parent, Intelsat Holdings, compensation costs for vested awards and any costs to repurchase shares will be reflected as capital contributions in Intelsat, Ltd.’s consolidated financial statements.

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

In order to achieve these expected annual savings, we believe it will be necessary for the combined company to incur approximately $180 million in one-time expenditures including $40 to $45 million in capital expense. Approximately $35 million of these costs were incurred by PanAmSat prior to the closing of the PanAmSat Acquisition Transactions. The remainder of these costs for the combined company are expected to include staff related costs, such as relocation, retention and severance, necessary to achieve a fully integrated and reduced workforce; satellite control facilities integration costs; system integration costs; professional fees and costs associated with early termination of existing leases and other binding commitments.

Impact of the Refinancings

On January 12, 2007, Intelsat Bermuda issued $600.0 million in Floating Rate Senior Notes due 2015, referred to as the Refinancing Notes. The net proceeds of this offering, together with cash on hand, were used to repay the $600.0 million Senior Unsecured Bridge Loan, and to pay related fees and expenses. On January 19, 2007, Intelsat Sub Holdco amended the New Sub Holdco Credit Agreement to reduce the Term Loan B facility interest rate from a range of LIBOR plus 2.00% to LIBOR plus 2.25% to a range of LIBOR plus 1.75% to LIBOR plus 2.00%. Also on January 19, 2007, Intelsat Corp further amended the Intelsat Corp Amended and Restated Credit Agreement to reduce the Term Loan A-3 interest rate and Term Loan B-2 interest rate from a range of LIBOR plus 2.125% to LIBOR plus 2.875% to a range of LIBOR plus 1.75% to LIBOR plus 2.00%. In addition, on February 2, 2007, Intelsat Bermuda borrowed under a $1.0 billion term loan due 2014 pursuant to a new unsecured credit agreement, referred to as the Intelsat Bermuda Unsecured Credit Agreement. The proceeds of the borrowing thereunder were contributed to Intermediate Holdco, and Intermediate Holdco contributed the proceeds to Intelsat Sub Holdco, which used the proceeds, together with cash on hand, to redeem its outstanding $1.0 billion Floating Rate Senior Notes due 2012 and pay the related premium, fees and expenses. The issuance of the Refinancing Notes, the amendments to Intelsat Sub Holdco and Intelsat Corp’s credit agreements, the borrowing under the Intelsat Bermuda Unsecured Credit Agreement and the related repayment of Intelsat Bermuda’s Senior Unsecured Bridge Loan and redemption of Intelsat Sub Holdco’s $1.0 billion Floating Rate Senior Notes due 2012 are referred to collectively as the Refinancings.

Results of Operations

Three Months Ended March 31, 2006 and 2007

The following table sets forth our comparative statements of operations for the three months ended March 31, 2006 and 2007 with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”) between the periods presented:

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change
	2006	2007
	(in thousands, except percentages)
Revenue	$280,446	$518,237	$237,791	85%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	55,111	82,962	27,851	51
Selling, general and administrative expenses	39,965	58,216	18,251	46
Depreciation and amortization	154,604	195,604	41,000	27
Restructuring costs	—	4,827	4,827	NM
Loss on undesignated interest rate swap	—	1,832	1,832	NM

Total operating expenses	249,680	343,441	93,761	38

Income from operations	30,766	174,796	144,030	NM
Interest expense, net	105,821	280,671	174,850	165
Other expense, net	(5,560)	(4,835)	(725)	13

Loss before income taxes	(80,615)	(110,710)	30,095	37
Provision for income taxes	9,495	4,362	(5,133)	(54)

Net loss	$(90,110)	$(115,072)	$24,962	28%

Revenue

The following table sets forth our comparative revenue by service type for the three months ended March 31, 2006 and 2007 with increase (decrease) and percentage changes between periods presented:

	Three Months Ended March 31,
	2006	2007	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Transponder services	$189,825	$396,644	$206,819	109%
Channel	48,632	43,568	(5,064)	(10)
Managed solutions	31,330	58,309	26,979	86
Mobile satellite services and other	10,659	19,716	9,057	85

Total	$280,446	$518,237	$237,791	85%

Revenue increased by $237.8 million, or 85%, to $518.2 million for the three months ended March 31, 2007 from $280.4 million for the three months ended March 31, 2006. The increase was primarily due to the impact of the PanAmSat Acquisition Transactions. The operations of the former PanAmSat Holdco business contributed approximately $215.6 million to the revenue increase. Transponder services revenue increased by $206.8 million to $396.6 million for the three months ended March 31, 2007 as compared to $189.8 million for the three months ended March 31, 2006. Further favorable transponder services revenue resulted from strong growth in network services due to new customers in Africa and the Middle East and new business from existing North American customers. Managed solutions revenue increased $27.0 million to $58.3 million for the three months ended March 31, 2007 from $31.3 million for the three months ended March 31, 2006. In addition to the revenue increase which resulted from the acquired operations of PanAmSat Holdco, increases resulted from both new customers and new business generated from existing customers. Our legacy channel services revenue declined by $5.0 million to $43.6 million for the three months ended March 31, 2007 as compared to $48.6 million for the three months ended March 31, 2006. The decline in legacy channel services revenue reflected the continued migration of point-to-point satellite traffic to fiber optic cables across transoceanic routes, a trend which we expect will continue, and the optimization of customer networks. Mobile satellite services and other revenue increased by $9.0 million to $19.7 million for the three months ended March 31, 2007 as compared to $10.7 million for the three months ended March 31, 2006.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue increased by $27.9 million, or 51%, to $83.0 million for the three months ended March 31, 2007 from $55.1 million for the three months ended March 31, 2006. The increase was principally due to the acquired PanAmSat Holdco operations. Increases include higher staff-related expenses of $6.9 million driven by an increase in the number of employees that directly support our satellite operations due to the acquisition of the PanAmSat Holdco operations. Further increases in cost of sales of $11.1 million were due to higher costs associated with increased satellite-related services revenue, including launch services, customer premise equipment and related services, principally driven by the acquired PanAmSat Holdco operations. Higher costs associated with the acquired PanAmSat Holdco operations also included insurance expenses of $2.2 million primarily due to the increased insurance costs related to the July 2006 launch of Galaxy 16, $2.2 million in higher occupancy expense and $5.0 million in higher earth station operating expenses due to an increase in the number of owned and leased teleports and other operational locations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $18.3 million, or 46%, to $58.2 million for the three months ended March 31, 2007 from $40.0 million for the three months ended March 31, 2006. The increase was principally due to the acquired PanAmSat Holdco operations, which entailed higher staff related expenses of $1.7 million due to an increase in the number of employees, higher office and occupancy expenses of $0.9 million and higher licenses and fees of $0.7 million. Professional fees increased by $8.5 million to support the integration of the businesses and transaction and financing related activity during the first quarter of 2007. Additional increases in bad debt expenses between 2006 and 2007 were related to an increase in delinquent payments from certain customers as well as the addition of the PanAmSat receivables from the acquisition of PanAmSat.

Depreciation and Amortization

Depreciation and amortization increased by $41.0 million, or 27%, to $195.6 million for the three months ended March 31, 2007 from $154.6 million for the three months ended March 31, 2006. The increase resulted from the PanAmSat Acquisition Transactions, including an increase of $53.8 million of satellite depreciation due to the addition of PanAmSat’s 24 satellites to our fleet and an increase of $14.1 million in amortization of intangible assets as a result of new customer lists and increased revenue backlog, offset by $21.3 million of decreased depreciation during 2007 for two satellites that were fully depreciated at the end of 2006. These increases were partially offset by a decrease of $1.5 million in depreciation of ground segment assets from the retirement of obsolete assets during the second half of 2006.

Restructuring and Transaction Costs

Restructuring costs were $4.8 million for the three months ended March 31, 2007. The costs incurred during 2007 related primarily to severance and facility closing costs associated with the PanAmSat Acquisition Transactions. There were no comparable amounts during the prior year period.

Loss on Undesignated Interest Rate Swap

During the three months ended March 31, 2007, we recorded a loss on an undesignated interest rate swap of $1.8 million. We acquired, as part of the PanAmSat Acquisition Transactions, an existing $1.25 billion notional amount interest rate swap agreement to swap a floating rate obligation into a fixed rate obligation. This interest rate swap has been ineffective against the underlying debt, under provisions in Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities as amended and interpreted (“SFAS 133”), since our July 3, 2006 acquisition date, and had previously been ineffective for PanAmSat prior to its acquisition by us. The notional amount of the swap agreement will amortize down to $625.0 million from March 2008 until its expiration in March 2010. We may be subject to either gains or losses in future periods as market conditions change and the swap agreement remains ineffective. We did not have any interest rate swap agreements prior to the PanAmSat Acquisition Transactions and accordingly did not have any gain or loss on undesignated interest rate swap in the comparable prior period.

Income from Operations

Our income from operations was $174.8 million for the three months ended March 31, 2007 compared to $30.8 million for the three months ended March 31, 2006. This increase of $144.0 million was principally due to increased revenue related to the acquired PanAmSat Holdco operations, as described above, partially offset by increases in direct costs of revenue (exclusive of depreciation and amortization); selling, general and administrative expenses; depreciation and amortization; restructuring costs; and loss on undesignated interest rate swap.

Interest Expense, Net

We incurred $280.7 million of net interest costs during the three months ended March 31, 2007. Net interest expense consists of the gross interest costs we incur less the amount of interest we capitalize related to capital assets under construction and less interest income for the year. Interest expense, net increased $174.9 million, or 165%, from $105.8 million for the three months ended March 31, 2006. The increase in interest expense was principally due to the incurrence or assumption of approximately $6.4 billion of additional debt in connection with the PanAmSat Acquisition Transactions. Interest expense during the three months ended March 31, 2007 also included $28.1 million associated with the write-off of financing costs associated with refinancing activity and a $10.0 million redemption premium on the $1.0 billion of Intelsat Sub Holdco’s Floating Rate Senior Notes due 2012 that were redeemed. Furthermore, the non-cash portion of interest expense of $18.0 million included the amortization and accretion of discounts and premiums recorded on existing debt. These increases were partially offset by improved investment returns earned on higher cash investment balances during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. In addition, $11.7 million of interest was capitalized during the three months ended March 31, 2007 as compared to $2.4 million during the three months ended March 31, 2006.

Other Expense, Net

Other expense, net decreased by $0.7 million to $4.8 million for the three months ended March 31, 2007 from $5.6 million for the three months ended March 31, 2006. The decrease was primarily due to a $1.8 million increase in miscellaneous income. This was partially offset by an increase in equity method losses from our investment in satellite-based broadband services provider, WildBlue Communications, Inc., or WildBlue, from $6.3 million during the three months ended March 31, 2006 to $7.4 million for the three months ended March 31, 2007. During the three months ended March 31, 2007, cumulative equity method losses exceeded our original investment and, as a result, no additional losses from WildBlue will be recognized.

Income Taxes

Our provision for income taxes decreased by $5.1 million to $4.4 million for the three months ended March 31, 2007 from $9.5 million for the three months ended March 31, 2006. The decrease in expense was principally due to book losses at Intelsat Holding Corporation and subsidiaries, partially offset by higher earnings in our historical subsidiaries subject to U.S. and U.K. tax as compared to the three months ended March 31, 2006. Because Bermuda does not currently impose an income tax, our statutory tax rate was zero. The difference between tax expense reported in our consolidated statements of operations and tax computed at statutory rates was attributable to the provision for foreign taxes, which were principally U.S. and U.K. taxes, as well as withholding taxes on revenue earned in many of our foreign markets.

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

A reconciliation of net loss to EBITDA for the three months ended March 31, 2006 and 2007 is as follows:

	Three Months Ended March 31,
	2006	2007
	(in thousands)
Net loss	$(90,110)	$(115,072)
Add:
Interest expense, net	105,821	280,671
Provision for income taxes	9,495	4,362
Depreciation and amortization	154,604	195,604

EBITDA	$179,810	$365,565

EBITDA of $365.6 million for the three months ended March 31, 2007 reflected an increase of $185.8 million, or 103%, from $179.8 million for the three months ended March 31, 2006. The increase was primarily attributable to the PanAmSat Acquisition Transactions.

Liquidity and Capital Resources

Cash Flow Items

Net cash provided by operating activities of $112.2 million for the three months ended March 31, 2007 reflected an increase of $87.7 million from $24.5 million for the three months ended March 31, 2006. The increase was primarily due to the impact on operating cash flow of the acquired PanAmSat Holdco operations. For the three months ended March 31, 2006, net cash provided by operating activities was principally comprised of $90.1 million in net loss, $154.6 million in depreciation and amortization, $5.8 million in compensation costs associated with the repurchase of shares of Intelsat Holdings, $17.1 million of non-cash amortization of bond discount and issuance costs, and a decrease in cash flows from operating assets and liabilities of $68.3 million. For the three months ended March 31, 2007, net cash provided by operating activities was principally comprised of $115.1 million in net loss, $195.6 million in depreciation and amortization, $0.3 million in compensation costs associated with the repurchase of shares of Intelsat Holdings, $46.0 million of non-cash amortization of bond discount and issuance costs, $7.4 million primarily from our share in losses of WildBlue and a decrease in cash flows from operating assets and liabilities of $40.1 million.

We recorded a foreign currency exchange loss of $0.04 million during the three months ended March 31, 2007 and a gain of $0.2 million during the three months ended March 31, 2006. The gain or loss in each year was primarily attributable to the conversion of our Brazilian reais cash balances held in Brazil and other working capital account balances to U.S. dollars at the exchange rate in effect on the last day of the applicable period or, with respect to exchange transactions effected during the period, at the time the exchange transactions occurred.

Net cash used in investing activities increased $109.9 million to $131.4 million for the three months ended March 31, 2007 from $21.5 million for the three months ended March 31, 2006. This increase reflected the increased capital expenditures for a satellite under construction in 2007.

Net cash used in financing activities was $90.9 million for the three months ended March 31, 2007 compared to cash used in financing activities of $4.3 million for the three months ended March 31, 2006. Our financing activities for the three months ended March 31, 2007 primarily included $1.6 billion of proceeds from borrowings, offset by $1.6 billion of repayments on debt and $28.9 million in new debt issuance costs in connection with the Refinancings. During the three months ended March 31, 2007, we also repaid $21.7 million of funding of capital expenditures to a customer and incurred a $10.0 million premium on early retirement of debt. Our financing activities for the three months ended March 31, 2006 consisted of debt repayments of $1.8 million, $1.9 million of payments for capital lease obligations and $0.6 million of payments for deferred satellite performance incentives.

Receivables

Our net receivables totaled $301.0 million at December 31, 2006. Of this amount, gross trade receivables, consisting of total billed and unbilled service charges, were $322.3 million at December 31, 2006. The remaining balance represented the allowance for doubtful accounts and other receivables. Our net receivables totaled $299.0 million at March 31, 2007. Of this amount, gross trade receivables, consisting of total billed and unbilled service charges, were $324.0 million at March 31, 2007. The remaining balance represented the allowance for doubtful accounts and other receivables.

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

We also calculate a measure called Intelsat Bermuda Adjusted EBITDA, based on the term Adjusted EBITDA, as defined in the indentures for the Intelsat Bermuda Senior Notes. Intelsat Bermuda Adjusted EBITDA consists of EBITDA as adjusted to exclude or include certain unusual items, certain other operating expense items and other adjustments permitted in calculating covenant compliance under these indentures as described in the table and related footnotes below. Intelsat Bermuda Adjusted EBITDA as presented below is calculated only with respect to Intelsat Bermuda and its subsidiaries. Intelsat Bermuda Adjusted EBITDA is a material component of certain ratios used in the indentures governing the Intelsat Bermuda Senior Notes such as the debt to Intelsat Bermuda Adjusted EBITDA ratio and the secured indebtedness leverage ratio.

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

Sub Holdco Adjusted EBITDA was $205.6 million and $229.0 million for the three months ended March 31, 2006 and 2007, respectively. Intelsat Bermuda Adjusted EBITDA was $204.8 million and $390.1 million for the three months ended March 31, 2006 and 2007, respectively. A reconciliation of net cash provided by Intelsat, Ltd. operating activities to Intelsat, Ltd. net loss, Intelsat, Ltd. net loss to Intelsat, Ltd. EBITDA, Intelsat, Ltd. EBITDA to Intelsat Bermuda Adjusted EBITDA, and Intelsat Bermuda Adjusted EBITDA to Sub Holdco Adjusted EBITDA for the three months ended March 31, 2006 and 2007 is as follows:

	Three Months Ended March 31,
	2006	2007
	(in thousands)
Reconciliation of net cash provided by operating activities to net loss:
Net cash provided by operating activities	$24,489	$112,199
Depreciation and amortization	(154,604)	(195,604)
Provision for doubtful accounts	758	(4,741)
Foreign currency transaction (loss) gain	220	(36)
Gain on disposal of assets	—	360
Stock-based compensation	(81)	(1,262)
Compensation cost paid by Intelsat Holdings	(5,832)	(288)
Amortization and write-off of bond discount and issuance costs	(17,089)	(46,023)
Share in losses of affiliate	(6,270)	(7,378)
Loss on undesignated interest rate swap	—	(1,832)
Loss on prepayment of debt and other non-cash items	—	(10,542)
Changes in assets and liabilities, net of effects of acquisitions	68,299	40,075

Intelsat, Ltd. net loss	(90,110)	(115,072)

Add:
Interest expense, net (1)	105,821	280,671
Provision for income taxes	9,495	4,362
Depreciation and amortization	154,604	195,604

Intelsat, Ltd. EBITDA	179,810	365,565

Add (Subtract):
Parent and intercompany expenses, net (2)	4,507	3,694
Compensation and benefits (3)	983	1,869
Restructuring costs (4)	—	4,827
Acquisition related expenses (5)	3,000	6,125
Equity investment losses (6)	6,270	7,378
Loss on undesignated interest rate swap (7)	—	1,832
Non-recurring and other non-cash items (8)	11,027	2,928
Satellite performance incentives (9)	(788)	(4,087)

Intelsat Bermuda Adjusted EBITDA	204,809	390,131

Add (Subtract):
Intelsat Corp Adjusted EBITDA (10)	—	(165,553)
Parent and intercompany expenses (11)	—	343
Satellite performance incentives (9)	788	4,087

Sub Holdco Adjusted EBITDA	$205,597	$229,008

(1)	Includes a $10.0 million redemption premium paid on the redemption of the Intelsat Sub Holdco $1.0 billion Floating Rate Senior Notes and $28.1 million in deferred financing costs written off.
(2)	Represents expenses incurred at Intelsat, Ltd. for employee salaries and benefits, office operating costs and other expenses incurred at Intelsat, Ltd. and Intelsat Bermuda.

(3)	Reflects the portion of the expenses incurred relating to our equity compensation plans, defined benefit pension plan and other post-retirement benefits that are excludable under the definitions of Intelsat Bermuda Adjusted EBITDA and Sub Holdco Adjusted EBITDA.
(4)	Reflects restructuring costs reported in our consolidated statements of operations.
(5)	Reflects expenses incurred in connection with the monitoring fee agreements with the Sponsors to provide certain monitoring, advisory and consulting services to Intelsat Bermuda, PanAmSat Holdco and their respective subsidiaries.
(6)	Represents losses incurred under the equity method of accounting.
(7)	Represents the changes in the fair value of the undesignated interest rate swap asset which is recognized in operating income.
(8)	Reflects certain non-recurring gains and losses (principally costs incurred in connection with the PanAmSat Acquisition Transactions) and non-cash income related to the recognition of deferred revenue on a straight-line basis of certain prepaid capacity leases which are excluded from Intelsat Bermuda Adjusted EBITDA and Sub Holdco Adjusted EBITDA by definition.
(9)	Amount represents satellite performance incentive interest expense required to be excluded from interest expense for the calculation of Intelsat Bermuda Adjusted EBITDA as defined under the terms of the Intelsat Bermuda indentures, but permitted to be included as part of interest expense for the calculation of Intelsat Sub Holdco Adjusted EBITDA as defined under the terms of the New Sub Holdco Credit Agreement.
(10)	This measure is reported publicly by our subsidiary, Intelsat Corp, which is not a subsidiary of Intelsat Sub Holdco.
(11)	Reflects expenses of Intelsat Bermuda, PanAmSat Holdco and other holding companies not consolidated under Intelsat Sub Holdco.

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

Funding Sources and Uses

Other than the recent Refinancings described above, we expect our most significant cash outlays in the next twelve months to be debt service on our outstanding debt and capital expenditures as described below in “—Capital Expenditures.” We intend to fund these requirements through cash on hand, cash provided by operating activities and, if necessary, borrowings under the Intelsat Sub Holdco and Intelsat Corp senior secured credit facilities.

The PanAmSat Acquisition Transactions were financed by the incurrence of significant debt, including the issuance of $575.0 million of Intelsat Corp 2016 Senior Notes, $2.3 billion of Intelsat Bermuda Senior Notes and the $600.0 million Senior Unsecured Bridge Loan, and involved the assumption of existing PanAmSat debt, all of which increased our interest expense significantly. On July 3, 2006, we also terminated the existing Intelsat Sub Holdco credit facility, entered into the New Sub Holdco Credit Agreement and entered into the Intelsat Corp Amended and Restated Credit Agreement. In January 2007, we completed the Refinancings as noted above. Also, on March 16, 2007, we redeemed and paid off Intelsat Corp’s $1.2 million outstanding 8 1/2% Senior Notes due 2012.

Under the terms of the credit agreements governing both Intelsat Sub Holdco’s senior secured credit facilities and Intelsat Corp’s amended and restated senior credit facilities, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat, Ltd., under a senior secured debt covenant included in the indenture governing the Intelsat, Ltd.’s outstanding senior notes. As a result, under certain circumstances, Intelsat Sub Holdco may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Corp has certain amounts outstanding under its revolving credit facility, and Intelsat Corp may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving credit facility. The aggregate availability under the two revolving credit facilities was therefore limited to $360.8 million as of March 31, 2007, and the availability under Intelsat Sub Holdco’s and Intelsat Corp’s revolving credit facility was $285.0 million and $195.5 million, respectively, subject to the aggregate availability restriction just mentioned.

Contracted Backlog

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog is our expected actual future revenue under customer contracts, and includes both non-cancelable contracts and contracts that are cancelable. Our backlog was approximately $8.1 billion as of December 31, 2006 and March 31, 2007. This backlog and the predictable level of non-cash depreciation expense in the fixed satellite services sector reduce the volatility of the net cash provided by operating activities more than would be typical for a firm outside our industry.

Satellite Construction and Launch Obligations

As of December 31, 2006, we had approximately $353.6 million of expenditures remaining under existing satellite construction contracts and satellite launch contracts. During the three months ended March 31, 2007, we entered into agreements for satellite construction and launch services. In January 2007, we entered into an agreement for the construction of the IS-14 satellite, which will serve as a replacement for IS-1R. In February 2007, we converted a contingent replacement satellite option for IS-11 into a firm satellite construction contract for the IS-11GS, a ground spare satellite, which will be used as a replacement for the IS-6B in the event of an IS-11 launch failure. In March 2007, we entered into a launch services contract for the launch of the IS-11 satellite, currently scheduled for the third quarter of 2007, and into an agreement for the construction of the IS-15 satellite. Additionally, in March 2007, we entered into an agreement with Horizons-2, an affiliate of ours, to purchase and assume a launch service contract. Under the agreement, we agreed to pay Horizons-2 $14.7 million for amounts paid to date and assumed the remaining contractual obligation payable to the launch services provider. This vehicle will either be used for launch of the IS-15 satellite or as a replacement launch vehicle should existing launch services under contract be delayed. The aggregate commitment associated with these contracts was $389.8 million. During the three months ended March 31, 2007, we made milestone payments of $126.8 million primarily related to our repayment of customer funded capital expenditures and our G-17 satellite launch. As of March 31, 2007, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

Effective May 1, 2007, we obtained launch insurance plus one year of in-orbit insurance for all of our currently planned satellite launches.

Capital Expenditures

Our capital expenditures depend on our business strategies and reflect our commercial responses to opportunities and trends in our industry. Our actual capital expenditures may differ from our expected capital expenditures if, among other things, we enter into any currently unplanned strategic transactions. Levels of capital spending from one year to the next are also influenced by the age profile and utilization of the satellites in our fleet and by the capital-intensive nature of the satellite industry. For example, we incur significant capital expenditures during the years in which we have satellites under construction. We typically procure a new satellite within a timeframe that would allow the satellite to be deployed at least one year prior to the end of the service life of the satellite to be replaced. As a result, we frequently experience significant variances in our capital expenditures from year to year.

Payments for satellites and other property and equipment during the three months ended March 31, 2007 included $131.4 million for capital expenditures. We recently updated our capital expenditure plans in response to improving market conditions and a supply chain disruption with regard to satellite launch services. As a result, following the Galaxy 17 launch described below, we currently have orders for seven satellites which will be built over a period of two years and two of which will be launched by the end of 2007. For the remainder of 2007, we expect our remaining capital expenditures to be approximately $481.0 million, mostly related to the construction and launch activities of the seven satellites on order and the recently launched Galaxy 17 satellite, and $28.6 million in integration related activities, but excluding approximately $31.5 million of projected capitalized performance incentives. We intend to fund these requirements through cash on hand, cash provided by operating activities and, if necessary, borrowings under the revolving facility of our senior secured credit facilities.

On May 4, 2007, we successfully launched our Galaxy 17 satellite into orbit. This satellite will replace our G-11 satellite and will initially operate from 74 degrees west longitude and offer high-power capacity to customers in North America and the Caribbean. Galaxy 17 will eventually be located at 91 degrees west longitude and will serve North American cable and broadcasting customers. The satellite is expected to enter into service in the third quarter of 2007.

Satellite Health and Technology

In September 2006, our IS-802 satellite experienced a reduction of electrical power capability that resulted in a degraded capability of the satellite. Eleven transponders on IS-802 were subsequently reactivated and are operating normally. We restored service for substantially all IS-802 customers on both IS-802 and other satellites of our fleet.

We also established an anomaly review board (“ARB”) with the manufacturer of IS-802, Lockheed Martin Corporation, to investigate the cause of the anomaly. Based on the ARB’s report, we believe that the IS-802 anomaly is most likely to have been caused by an electrical short internal to the solar array harness located on the South solar array boom.

The IS-802 satellite is a Lockheed Martin (“LM”) 7000 series satellite, and we operate two other satellites in the LM 7000 series, the IS-801 and IS-805 satellites. The ARB has found that this anomaly is significantly different from previous LM 7000 series spacecraft failures. It is also the first failure of this type on a solar array of the LM 7000 series. Although this risk exists for our other LM 7000 series satellites, the risk to any individual satellite of having a similar anomaly is low. We do not currently believe that any operational steps or adjustments to our satellite deployment plan are required to mitigate the risk.

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

Interest Rate Risk

The satellite communications industry is a capital intensive, technology driven business. We are subject to interest rate risk primarily associated with our borrowings. Interest rate risk is the risk that changes in interest rates could adversely affect earnings and cash flows. Specific interest rate risks include: the risk of increasing interest rates on short-term debt; the risk of increasing interest rates for planned new fixed rate long-term financings; and the risk of increasing interest rates for planned refinancings using long-term fixed rate debt.

Cash Flow Hedges

We may enter into interest rate swap agreements designated as cash flow hedges to reduce the impact of interest rate movements on future interest expense by effectively converting a portion of our floating-rate debt to a fixed rate.

As of March 31, 2007, we held a cash flow interest rate swap with a notional amount of $1.25 billion. The notional amount will amortize down to $625.0 million from March 14, 2008 until expiration on March 15, 2010. This swap was entered into as a hedge to reduce the variability in cash flow on a portion of the floating-rate term loans under our senior secured credit facilities. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest that is subject to scheduled rate increases. On March 31, 2007, the rate we would pay averaged 4.65% and the rate we would receive averaged 5.35%.

This derivative instrument does not currently qualify for hedge accounting treatment in our consolidated financial statements, and so the changes in the fair value of this instrument are recognized in earnings during the period of change. Based on market prices on March 31, 2007, a one percentage point change in interest rates would result in a decrease in the fair value of this instrument by approximately $20.4 million.

Foreign Currency Risk

We do not currently use foreign currency derivatives to hedge our foreign currency exposures. Substantially all of our customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, we are not exposed to material currency exchange risk. However, our service contracts with our Brazilian customers provide for payment in Brazilian reais. Accordingly, we are subject to the risk of a reduction in the value of the Brazilian real as compared to the U.S. dollar in connection with payments made by Brazilian customers, and our exposure to fluctuations in the exchange rate for Brazilian reais is ongoing. However, the rates payable under our service contracts with the majority of our Brazilian customers are adjusted annually to account for inflation in Brazil, thereby mitigating our risk. For the three months ended March 31, 2007, our Brazilian customers represented approximately 2% of our third-party revenue. Transactions in other currencies are converted into U.S. dollars using rates in effect on the dates of the transactions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. We adopted FIN 48 on January 1, 2007 and the cumulative effect of adopting FIN 48 was immaterial, however we reclassified certain reserve amounts and corresponding indemnity receivables within the balance sheet. As of January 1, 2007, our gross unrecognized tax benefits were $83.0 million (including interest and penalties), of which $14.5 million, if recognized, would affect our effective tax rate. We continue to recognize interest and to the extent applicable, penalties accrued with respect to unrecognized tax benefits as income tax expense. As of January 1, 2007, we had recorded reserves for interest and penalties in the amount of $24.9 million.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires companies to recognize in their balance sheets the funded status of pension and other postretirement benefit plans. Previously unrecognized items under SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, will now be recognized as a component of accumulated other comprehensive income, net of applicable income tax effects. We are required to adopt SFAS 158 as of December 31, 2007. We are evaluating the impact that adoption of SFAS 158 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

See Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Disclosures about Market Risk.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act, is recorded, processed, summarized and timely reported as provided in Securities and Exchange Commission rules and forms. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We periodically review the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting worldwide, including compliance with various laws and regulations that apply to our operations. We make modifications to improve the design and effectiveness of our disclosure controls and procedures and internal control structure, and may take other corrective action, if our reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in, and pursuant to, Rule 15d-15 of the Exchange Act, as of March 31, 2007 under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (the “CFO”). Because of a material weakness in our internal control over financial reporting related to financial reporting processes described below, our CEO and CFO concluded that as of March 31, 2007 our disclosure controls and procedures were not effective. However, as described below under “Remedial Efforts Related to the Material Weakness in Internal Control,” we are working to eliminate the material weakness. Additionally, because the material weakness described below has not been fully remediated as of the filing date of this Quarterly Report on Form 10-Q, management, including our CEO and CFO, continues to conclude that our disclosure controls and procedures are not effective as of the filing date of this Quarterly Report on Form 10-Q.

Material Weakness in Internal Control over Financial Reporting with Respect to Financial Reporting Processes

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, because of a material weakness in our internal control over financial reporting related to financial reporting processes, our CEO and CFO concluded that as of December 31, 2006 our disclosure controls and procedures were not effective. In particular, we had (i) ineffective controls over review of journal entries; (ii) ineffective controls to ensure the completeness and timeliness of certain general ledger account reconciliations conducted in connection with the period-end financial reporting process; and (iii) insufficient accounting systems infrastructure and processes to efficiently support accounting operations following the PanAmSat Acquisition Transactions.

Remedial Efforts Related to the Material Weakness in Internal Control

In an effort to address the material weakness, we have implemented, or are in the process of implementing, the following remedial steps:

•

In addition to supervising all financial aspects of the Company, our Chief Financial Officer is also supervising our information technology functions to better facilitate the coordination and development of improved systems to support our financial reporting process.

•

We reestablished an internal audit function and engaged an international public accounting firm to perform internal audit services under an outsourcing arrangement. Our internal audit service provider is currently reviewing the policies, procedures and systems to address the material weakness.

•

We have hired experienced accounting personnel and expect to hire additional experienced accounting personnel. We hired staff to handle the increased workload associated with the reporting structure in place after the PanAmSat Acquisition Transactions and continue to recruit additional staff in key areas including financial reporting and tax accounting.

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

•

We have formalized the periodic account reconciliation process for all significant balance sheet accounts. We are continuing to implement more formal review of these reconciliations by our accounting management and we will increase the number of supervisory personnel to ensure that reviews are performed.

•

We continue to migrate accounting and financial reporting systems used by our recently acquired subsidiary, Intelsat Corp, into the systems historically used by the Company. Subsequent to December 31, 2006, we began accounting for Intelsat Corp activities within the same general ledger system as the remainder of the Company.

Other Changes in Internal Control over Financial Reporting

Other than as discussed above, no other changes occurred during the quarter ended March 31, 2007 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Future Assessment of Internal Control over Financial Reporting

Beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, we will be subject to the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 that require an annual management assessment of our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Two putative class action complaints that were filed against Intelsat, Ltd. and Intelsat Global Service Corporation in 2004 in the U.S. District Court for the District of Columbia by certain named plaintiffs who are Intelsat retirees, spouses of retirees or surviving spouses of deceased retirees, were consolidated into a single case. The complaint, which has been amended several times, arose out of a resolution adopted by the governing body of the International Telecommunications Satellite Organization, referred to as the IGO, the predecessor to Intelsat, prior to privatization regarding medical benefits for retirees and their dependents. The plaintiffs allege that Intelsat wrongfully modified health plan terms to deny coverage to surviving spouses and dependents of deceased retirees, thereby breaching the fiduciary duty obligations of the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the “contract” represented by the IGO resolution. It is our position that the IGO resolution does not create obligations that are enforceable against Intelsat, Ltd. or Intelsat Global Service Corporation.

On March 13, 2007, Intelsat, Ltd. and counsel for the majority of the named plaintiffs signed a settlement agreement, which was filed on that same date under a joint motion to certify a class for settlement purposes only, to preliminarily approve the agreement of settlement of the consolidated ERISA class action, and approve the form and manner of notice. The settlement agreement nullifies all potential obligations under the pre-privatization IGO resolution, including, most significantly, the obligation to establish a trust to fund lifetime retiree medical benefits at 2001 levels for the putative class members. Instead, Intelsat, Ltd. will provide to the retiree class certain health benefits that are essentially the same as those currently provided to active employees, the value of which, taken as a whole, cannot be reduced or eliminated. The retiree class members will have lifetime affordable health care coverage, for which they will pay modest increases in premiums, deductibles and co-pay amounts, such increases to be capped in accordance with certain cost of living adjustment provisions. The settlement extends the obligation to provide the benefits to transferees, affiliates and successors of Intelsat under certain circumstances. Intelsat also will pay an award of attorneys’ fees of up to $0.2 million. On April 3, 2007, the court entered an order certifying the class for settlement purposes, preliminarily approving the settlement agreement, and scheduling the Fairness Hearing on July 12, 2007. Notices of the settlement and hearing were sent to all class members on April 25, 2007.

We are subject to litigation in the normal course of our business, but we do not believe that the resolution of any pending proceedings will have a material impact on our financial position or results of operations.

Item 1A.    Risk Factors

No material changes in the risks related to our business have occurred since we filed our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit No.	Document Description
3.1	Amended and Restated Bye-laws of Intelsat, Ltd.

10.1	Amendment No. 1 to Credit Agreement, dated January 19, 2007, among Intelsat Intermediate Holding Company, Ltd., Intelsat Subsidiary Holding Company, Ltd. and the other parties named therein (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on January 25, 2007).

10.2	Amendment No. 2 to Credit Agreement, dated January 19, 2007, among Intelsat Intermediate Holding Company, Ltd., Intelsat Subsidiary Holding Company, Ltd. and the other parties named therein (incorporated by reference to Exhibit 10.2 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on January 25, 2007).

10.3	Amendment No. 1 to Credit Agreement, dated January 19, 2007, among Intelsat Corporation and the other parties named therein (incorporated by reference to Exhibit 10.1 of Intelsat Corporation’s Report on Form 8-K, File No. 000-22531, filed on January 25, 2007).

10.4	Credit Agreement, dated as of February 2, 2007, by and among Intelsat (Bermuda), Ltd., as the Borrower, Intelsat, Ltd., as Guarantor, and the Several Lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, Banc of America Securities LLC and Deutsche Bank Securities Inc., as Joint Lead Arrangers, and Banc of America Securities LLC, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC and Morgan Stanley Senior Funding, Inc., as Joint Bookrunners (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 6, 2007).

10.5	Third Amendment and Acknowledgement, effective March 16, 2007, to Employment Agreement, dated as of January 28, 2005, between Intelsat Holdings, Ltd. and David McGlade. (incorporated by reference to Exhibit 10.43 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262 filed on April 2, 2007).

10.6	Third Amendment and Acknowledgement, effective March 16, 2007, to Employment Agreement, dated as of March 16, 2006, between Intelsat Holdings, Ltd. and Jeffrey Freimark. (incorporated by reference to Exhibit 10.44 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262 filed on April 2, 2007).

10.7	Third Amendment and Acknowledgement, effective March 16, 2007, to Employment Agreement, dated as of May 18, 2006, between Intelsat Holdings, Ltd. and James Frownfelter. (incorporated by reference to Exhibit 10.45 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262 filed on April 2, 2007).

10.8	Third Amendment and Acknowledgement, effective March 16, 2007, to Employment Agreement, dated as of January 31, 2005, between Intelsat Holdings, Ltd. and Phillip Spector. (incorporated by reference to Exhibit 10.46 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262 filed on April 2, 2007).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT, LTD.

By	/s/ DAVID MCGLADE
David McGlade Chief Executive Officer
Date: May 15, 2007

By	/s/ JEFFREY FREIMARK
Jeffrey Freimark Chief Financial Officer
Date: May 15, 2007