Form 10-Q
period 2007-06-30
INTELSAT LTD
filed 2007-08-10
CIK 1156871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 8, 2007, 12,000 ordinary shares, par value $1.00 per share, were outstanding.

INTRODUCTION

In this Quarterly Report, unless otherwise indicated or the context otherwise requires, (1) the terms “we,” “us,” “our” and the “Company” refer to Intelsat, Ltd. and its currently existing subsidiaries on a consolidated basis, (2) the term “Intelsat Bermuda” refers to Intelsat (Bermuda), Ltd., Intelsat, Ltd.’s direct wholly-owned subsidiary, (3) the term “Intermediate Holdco” refers to Intelsat Intermediate Holding Company, Ltd., Intelsat Bermuda’s direct wholly-owned subsidiary, (4) the term “Intelsat Sub Holdco” refers to Intelsat Subsidiary Holding Company, Ltd., Intermediate Holdco’s direct wholly-owned subsidiary, (5) the term “Intelsat Holdings” refers to our parent, Intelsat Holdings, Ltd., (6) the term “PanAmSat Holdco” refers to Intelsat Holding Corporation, formerly known as PanAmSat Holding Corporation, (7) the terms “PanAmSat Opco” and “Intelsat Corp” refer to Intelsat Corporation, formerly known as PanAmSat Corporation, (8) the term “PanAmSat” refers to PanAmSat Holdco and its subsidiaries on a consolidated basis and (9) the term “PanAmSat Acquisition Transactions” refers to our acquisition of PanAmSat and the related transactions discussed under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Impact of the PanAmSat Acquisition Transactions.

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

On June 19, 2007, our parent, Intelsat Holdings, entered into a Share Purchase Agreement (the “BC Share Purchase Agreement”) with Serafina Holdings Limited (“Parent”), Serafina Acquisition Limited (“Buyer”), a wholly-owned subsidiary of Parent, and certain shareholders of Intelsat Holdings. Parent and Buyer are affiliates of funds advised by BC Partners Ltd. The BC Share Purchase Agreement provides for the acquisition of Intelsat Holdings’ shares by Buyer and Parent for consideration consisting of cash and Parent stock. Of the total consideration value to be received by current shareholders of Intelsat Holdings of approximately $5.025 billion, at least $4.6 billion is expected to be paid in cash with the remainder to be paid in Parent stock and options (representing up to 27% of the fully diluted equity of Parent as of the closing) as consideration for their shares, subject to certain closing adjustments. The completion of the transaction is subject to customary closing conditions, and is expected to occur in the fourth quarter of 2007 or the first quarter of 2008. The BC Share Purchase Agreement is described in further detail below in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—The BC Share Purchase Agreement.

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

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

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

In connection with the BC Share Purchase Agreement, factors that may cause results or developments to differ materially from the forward-looking statements made in this Quarterly Report include, but are not limited to:

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the BC Share Purchase Agreement;

•	the inability to consummate the transaction due to the failure to obtain regulatory approvals or the failure to satisfy other conditions;

•	the failure of Parent and Buyer to obtain the necessary financing arrangements set forth in the commitment letters received in connection with the transaction; and

•	risks that the proposed transaction disrupts current plans and operations of the Company and the potential difficulties in employee retention as a result of the transaction.

The forward-looking statements made in this Quarterly Report reflect our intentions, plans, expectations, assumptions and beliefs about future events. These forward-looking statements speak only as of their dates and are not guarantees of future performance or results and are subject to risks, uncertainties and other factors, many of which are outside of our control. These factors could cause actual results or developments to differ materially from the expectations expressed or implied in the forward-looking statements and include known and unknown risks. Known risks include, among others, the risks discussed in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006 and in Item 1A—Risk Factors in this Quarterly Report, the political, economic and legal conditions in the markets we are targeting for communications services or in which we operate and other risks and uncertainties inherent in the telecommunications business in general and the satellite communications business in particular.

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

Item 1.	Financial Statements

INTELSAT, LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31, 2006	As of June 30, 2007
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$583,656	$427,744
Receivables, net of allowance of $29,947 in 2006 and $35,117 in 2007	301,018	305,129
Deferred income taxes	42,403	42,316
Tax indemnification receivable	34,009	—
Prepaid expenses and other current assets	22,874	23,202

Total current assets	983,960	798,391
Satellites and other property and equipment, net	4,729,135	4,601,376
Goodwill	3,908,032	3,903,767
Non-amortizable intangible assets	1,676,600	1,676,600
Amortizable intangible assets, net	785,004	738,247
Other assets	318,677	331,230

Total assets	$12,401,408	$12,049,611

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$142,278	$101,263
Taxes payable	72,547	—
Employee related liabilities	71,267	44,255
Customer advances for satellite construction	41,543	36,117
Accrued interest payable	243,918	211,399
Current portion of long-term debt	69,817	216,793
Deferred satellite performance incentives	18,374	19,933
Other current liabilities	105,025	78,722

Total current liabilities	764,769	708,482
Long-term debt, net of current portion	11,209,798	11,048,535
Deferred satellite performance incentives, net of current portion	132,449	117,812
Deferred revenue, net of current portion	148,867	159,184
Deferred income taxes	460,207	454,399
Accrued retirement benefits	98,573	98,017
Other long-term liabilities	128,086	148,805

Total liabilities	12,942,749	12,735,234

Shareholder's deficit:
Ordinary shares, 12,000 shares authorized, issued and outstanding	12	12
Paid-in capital	29,746	32,569
Accumulated deficit	(571,174)	(718,418)
Accumulated other comprehensive income	75	214

Total shareholder's deficit	(541,341)	(685,623)

Total liabilities and shareholder's deficit	$12,401,408	$12,049,611

See accompanying notes to unaudited consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended June 30,
	2006	2007
Revenue	$310,534	$543,222
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	46,084	80,456
Selling, general and administrative	36,676	59,655
Depreciation and amortization	148,602	194,789
Restructuring costs	—	2,317
Gain on undesignated interest rate swap	—	(8,560)

Total operating expenses	231,362	328,657

Income from operations	79,172	214,565
Interest expense, net	103,016	238,603
Other income (expense), net	(6,596)	1,506

Loss before income taxes	(30,440)	(22,532)
Provision for income taxes	12,245	9,142

Net loss	$(42,685)	$(31,674)

See accompanying notes to unaudited consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Six Months Ended June 30,
	2006	2007
Revenue	$590,980	$1,061,460
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	101,195	163,418
Selling, general and administrative	76,641	117,872
Depreciation and amortization	303,206	390,392
Restructuring costs	—	7,143
Gain on undesignated interest rate swap	—	(6,727)

Total operating expenses	481,042	672,098

Income from operations	109,938	389,362
Interest expense, net	208,838	519,275
Other expense, net	(12,156)	(3,328)

Loss before income taxes	(111,056)	(133,241)
Provision for income taxes	21,740	13,505

Net loss	$(132,796)	$(146,746)

See accompanying notes to unaudited consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2006	2007
Cash flows from operating activities:
Net loss	$(132,796)	$(146,746)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	303,206	390,392
Provision for doubtful accounts	(851)	6,277
Foreign currency transaction gain	(280)	(296)
(Gain) loss on disposal of assets	11	(25)
Share-based compensation expense	110	2,524
Compensation cost paid by parent	7,992	288
Deferred income taxes	—	(1,827)
Amortization and write-off of bond discount and issuance costs	34,713	65,615
Share in loss of affiliates	14,134	6,931
Gain on undesignated interest rate swap	—	(6,727)
Loss on prepayment of debt and other non-cash items	—	11,378
Changes in operating assets and liabilities:
Receivables	9,804	(10,027)
Prepaid expenses and other assets	(3,309)	12,398
Accounts payable and accrued liabilities	(17,642)	(78,477)
Deferred revenue	(22,889)	(19,066)
Accrued retirement benefits	291	(556)
Other long-term liabilities	(3,947)	(18,841)

Net cash provided by operating activities	188,547	213,215

Cash flows from investing activities:
Payments for satellites and other property and equipment	(65,009)	(241,543)
Other investing activities	—	1,178

Net cash used in investing activities	(65,009)	(240,365)

Cash flows from financing activities:
Repayments of long-term debt	(2,625)	(1,633,886)
Proceeds from issuance of long-term debt	—	1,595,000
New debt issuance costs	—	(31,118)
Repayments of funding of capital expenditures by customer	—	(34,642)
Payment of premium on early retirement of debt	—	(10,000)
Principal payments on deferred satellite performance incentives	(2,140)	(10,359)
Principal payments on capital lease obligations	(3,785)	(4,053)

Net cash used in financing activities	(8,550)	(129,058)

Effect of exchange rate changes on cash and cash equivalents	280	296

Net change in cash and cash equivalents	115,268	(155,912)
Cash and cash equivalents, beginning of period	360,070	583,656

Cash and cash equivalents, end of period	$475,338	$427,744

Supplemental cash flow information:
Interest paid, net of amount capitalized	177,837	481,375
Income taxes paid	17,952	24,415
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures	3,424	10,945

See accompanying notes to unaudited consolidated financial statements.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 1    General

Basis of presentation

The accompanying consolidated financial statements of Intelsat, Ltd. (“Intelsat” or the “Company”) and its subsidiaries have not been audited, but are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of these financial statements. The results of operations for the periods presented are not necessarily indicative of operating results for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Intelsat, Ltd.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 on file with the Securities and Exchange Commission. Intelsat is a wholly-owned subsidiary of Intelsat Holdings, Ltd. (“Intelsat Holdings”).

On July 3, 2006, Intelsat (Bermuda), Ltd. (“Intelsat Bermuda”), a wholly-owned indirect subsidiary of Intelsat Holdings, completed the acquisition of Intelsat Holding Corporation, formerly known as PanAmSat Holding Corporation (“PanAmSat Holdco”), pursuant to a merger agreement, dated as of August 28, 2005, by and among Intelsat Bermuda, Proton Acquisition Corporation (“Merger Sub”), a wholly-owned subsidiary of Intelsat Bermuda, and PanAmSat Holdco (the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub merged with and into PanAmSat Holdco, with PanAmSat Holdco surviving the merger. Upon completion of the PanAmSat Acquisition Transactions (as defined below), PanAmSat Holdco became a wholly-owned subsidiary of Intelsat Bermuda. As a result of the PanAmSat Acquisition Transactions, the financial results of Intelsat for the three months and six months ended June 30, 2007 include the results of PanAmSat Holdco and its subsidiaries.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Examples of estimates include the determination of fair value with respect to certain assets acquired and liabilities assumed in acquisitions, the allowance for doubtful accounts, pension and post-retirement benefits, the fair value of an interest rate swap, income taxes, useful lives of satellites and other property and equipment and recoverability of goodwill and other intangible assets. Changes in such estimates may affect amounts reported in future periods.

New accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact that adoption of SFAS 157 will have on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact that adoption of SFAS 159 will have on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2    Significant and Pending Transactions

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

In addition, on July 3, 2006, the Company incurred substantial debt to finance this acquisition, including $260.0 million principal amount of Floating Rate Senior Notes due 2013, $1.3 billion principal amount of 11 1/4% Senior Notes due 2016 and $750.0 million principal amount of 9 1/4% Senior Notes due 2016, issued by Intelsat Bermuda; $575.0 million principal amount of 9% Senior Notes due 2016 issued by Intelsat Corp (defined below), referred to as the Intelsat Corp 2016 Senior Notes; and a borrowing by Intelsat Bermuda under a new $600.0 million senior unsecured credit facility, referred to as the Senior Unsecured Bridge Loan. On July 3, 2006, Intelsat Subsidiary Holding Company, Ltd., a subsidiary of Intelsat Bermuda (“Intelsat Sub Holdco”) also terminated its prior senior secured credit facilities and entered into new senior secured credit facilities under a credit

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

agreement referred to as the New Sub Holdco Credit Agreement, and Intelsat Corp amended and restated its senior secured credit facilities under a credit agreement, referred to as the Intelsat Corp Amended and Restated Credit Agreement, to change certain of the terms thereunder. These transactions and the Merger Transaction are collectively referred to as the PanAmSat Acquisition Transactions.

Following consummation of the PanAmSat Acquisition Transactions, Intelsat General Corporation, a wholly-owned indirect subsidiary of Intelsat Sub Holdco and referred to as IGen, acquired G2 Satellite Solutions Corporation, a subsidiary of Intelsat Corporation, formerly known as PanAmSat Corporation (“Intelsat Corp”), and the government services business of Intelsat Corp, for cash consideration in the amount of $73.0 million by means of a merger in which G2 Satellite Solutions Corporation merged into IGen with IGen continuing as the surviving entity. Also, substantially all of the employees of Intelsat Global Service Corporation (“IGSC”), an indirect subsidiary of Intelsat Bermuda, were transferred to Intelsat Corp pursuant to an employee transfer agreement. In addition, substantially all of the direct and indirect subsidiaries of Intelsat Holdings entered into a master intercompany services agreement pursuant to which these entities will provide services to each other. In each case, services are provided on terms that are not materially less favorable to each party than are available on an arm’s length basis and on terms that the relevant boards of directors have determined to be fair.

Upon the completion of the PanAmSat Acquisition Transactions, the Company renamed PanAmSat Holdco and PanAmSat Corporation as Intelsat Holding Corporation and Intelsat Corporation, respectively.

The PanAmSat Acquisition Transactions have been accounted for under the purchase method of accounting. An allocation of the purchase price was performed using information available and was based on estimates of the fair values of assets acquired and liabilities assumed in connection with the PanAmSat Acquisition Transactions. These estimates were based on available information and certain assumptions the Company considers reasonable. These valuation estimates were derived using the assistance of an independent appraiser. The purchase price allocation was finalized during the quarter ended June 30, 2007.

The values of the assets acquired and liabilities assumed have been based on a purchase price which was calculated as follows:

Cash paid	$3,168,201
Transaction costs	87,106

$3,255,307

The PanAmSat Acquisition Transactions included the payment of a substantial portion of the cash purchase price paid to the PanAmSat Holdco shareholders by PanAmSat Holdco and Intelsat Corp.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

A reconciliation of the purchase price allocation is presented below:

Fair Value of Net Assets Acquired
Current assets acquired	$263,853
Satellites and other property and equipment	1,861,829
Other non-current assets	84,055
Intangible assets	1,473,800
Goodwill	3,792,841
Assumed debt	(3,234,840)
Current liabilities less current portion of debt	(336,657)
Deferred tax liability	(456,953)
Other non-current liabilities	(192,621)

$3,255,307

(b) The BC Share Purchase Agreement

On June 19, 2007, Intelsat Holdings entered into a Share Purchase Agreement (the “BC Share Purchase Agreement”) with Serafina Holdings Limited (“Parent”), Serafina Acquisition Limited (“Buyer”), a wholly-owned subsidiary of Parent, and certain shareholders of Intelsat Holdings. Parent and Buyer are affiliates of funds advised by BC Partners Ltd. The BC Share Purchase Agreement provides for the acquisition of Intelsat Holdings’ shares by Buyer and Parent for consideration consisting of cash and Parent stock. Of the total consideration value to be received by current shareholders of Intelsat Holdings of approximately $5.025 billion, at least $4.6 billion is expected to be paid in cash with the remainder to be paid in Parent stock and options (representing up to 27% of the fully diluted equity of Parent as of the closing) as consideration for their shares, subject to certain closing adjustments. Although Parent has informed Intelsat Holdings that its equity syndication process is not yet complete, it is possible that one or more additional equity investors not affiliated with BC Partners Ltd. may commit to acquire a portion of the equity of Parent at the closing. If this occurs, the amount of cash received by the current shareholders of Intelsat Holdings would exceed $4.6 billion by such additional equity investment and the amount of Parent stock and options received by current shareholders of Intelsat Holdings would be correspondingly reduced. Parent has informed Intelsat Holdings that it currently expects that the total amount of Parent stock and options to be received by the Sponsors in the transaction will be approximately 5.5% or less of Parent’s fully diluted equity. The term “Sponsors” refers collectively to Apax Partners Worldwide LLP and Apax Partners, L.P., Apollo Management V, L.P., MDP Global Investors Limited, and Permira Advisers LLC.

The consummation of the transaction is subject to customary closing conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and the receipt of approvals from the Federal Communications Commission and under Section 721 of the Defense Production Act of 1950, as amended, and is currently expected to occur in the fourth quarter of 2007 or the first quarter of 2008. Intelsat Holdings and the shareholders that are party to the BC Share Purchase Agreement have made certain customary representations and warranties in the BC Share Purchase Agreement to Parent and Buyer, and Intelsat Holdings has agreed to certain covenants, including, among others, covenants regarding operation of the business of Intelsat Holdings and its subsidiaries prior to the consummation of the transaction. Intelsat Holdings may be liable to Buyer and Parent in the event of certain breaches of such representations, warranties and covenants up to a maximum liability of $250 million.

The Buyer has informed Intelsat Holdings that Parent and Buyer received in connection with the execution of the transaction equity commitments in the amount of $1.1 billion in cash, and debt financing commitments in the amount

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

of approximately $5.11 billion, the proceeds of which will be used to fund the cash portion of the transaction, repay certain indebtedness of Intelsat Holdings and its subsidiaries and pay certain transaction fees and expenses. The funding of the commitments is subject to certain conditions, including satisfaction of the conditions to the transaction. The debt commitments contemplate that, immediately following the transaction, Intelsat Holdings’ indirect subsidiary, Intelsat Bermuda, will transfer substantially all of its assets to a new wholly-owned indirect subsidiary, and that subsidiary will assume substantially all of the liabilities (including all existing indebtedness) of Intelsat Bermuda. It is currently expected that Intelsat Bermuda will then assume the new indebtedness issued by Parent or Buyer in connection with the transaction in the amount of approximately $5.11 billion.

The Buyer has also informed Intelsat Holdings that it expects that, in connection with the transaction, approximately $860 million of the Floating Rate Notes due 2013 and the Floating Rate Notes due 2015 of Intelsat Bermuda will be retired or defeased and the $400.0 million 5 1/4% Senior Notes due 2008 of Intelsat will be retired or defeased. The transaction is expected to result in a “change of control” under the various indentures and credit agreements governing the indebtedness of Intelsat Holdings and its subsidiaries that contain “change of control” provisions. The Buyer has informed Intelsat Holdings that it has obtained debt financing commitments to backstop all indebtedness of Intelsat Holdings and its subsidiaries that may be subject to such a “change of control” provision. As a result of the anticipated financings, Intelsat’s total indebtedness is expected to increase by approximately $3.85 billion at closing. All indebtedness of Intelsat and its subsidiaries not otherwise refinanced or repaid will remain outstanding.

The 2005 MFA and the 2006 MFA (each as defined in Note 15 below) are expected to be terminated upon consummation of this transaction and Parent, Buyer, Intelsat Holdings and the Sponsors have agreed to waive the lump sum payment provisions upon termination in connection with the closing of the transaction. In addition, the Company expects all restricted performance shares issued under the 2005 Share Plan (as defined in Note 3 below) to vest upon consummation of the transaction. Vesting in SCAs (as defined in Note 3 below) issued under the 2005 Share Plan will double at consummation of the transaction if the awardee is employed at the date of the consummation. At the employee’s election, the vested SCAs may be converted to a right to receive cash in an amount equal to the excess of the per share price of the transaction over the exercise price. Vested restricted shares (including time and performance vesting shares) are expected to be purchased at the per share price specified by the BC Share Purchase Agreement. The vesting and modification of these awards will occur upon the expected consummation of the business combination, at which time the Company would record the related compensation expense. Assuming a December 19, 2007 closing date, the Company currently expects up to $197 million to be paid and expensed at the closing of the transaction.

Note 3    Share-Based and Other Compensation Plans

(a) 2001 and 2004 Share Plans

Prior to January 28, 2005, the Company had two share-based employee compensation plans, the 2001 Share Option Plan (the “2001 Plan”) and the 2004 Share Incentive Plan (the “2004 Plan” and collectively the “Plans”). These Plans provided for the granting of stock options, stock appreciation rights, performance awards, restricted stock awards and other stock unit awards to eligible employees and directors. Options granted under both Plans had an exercise price equal to the estimated fair value of the underlying ordinary shares on the date of grant and options awarded generally vested over three years.

At the closing of the acquisition of the Company on January 28, 2005 (the “Acquisition”), all outstanding awards under the 2001 Plan vested, in the money awards were cashed out, and all other awards were cancelled. All outstanding awards made under the 2004 Plan were canceled and unvested awards were converted into deferred compensation accounts. The opening balance for each deferred compensation account was the excess of

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

$18.75 per share over the exercise price of the relevant award made under the 2004 Plan. Generally, deferred compensation plus interest was payable to employees in accordance with vesting schedules in the original 2004 Plan awards, and unvested amounts were forfeited upon employee termination. The Company records compensation expense over the vesting period following the conversion to deferred compensation, and $1.2 million and $1.5 million were expensed for the six months ended June 30, 2006 and 2007, respectively. As of June 30, 2007, all deferred compensation amounts were paid and there was no remaining liability to be paid.

(b) 2005 Share Plan

The board of directors of Intelsat Holdings adopted the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”) with an effective date of January 28, 2005, pursuant to which up to 1,300,000 ordinary shares were reserved for grants to employees and directors of Intelsat Holdings and its direct and indirect subsidiaries. The 2005 Share Plan permits granting of awards in the form of incentive share options, nonqualified share options, restricted shares, restricted share units, share appreciation rights, phantom shares and performance awards. In conjunction with the Acquisition, 928,978 restricted shares were awarded, of which 725,282 were awarded to executive officers under employment agreements. These shares are subject to transfer, vesting and other restrictions as set forth in the applicable employment agreements. A portion of these restricted shares generally vest over 60 months, subject to the executive’s continued employment with the Company. The vesting of certain of the shares awarded is also subject to the meeting of certain performance criteria similar in nature to the performance criteria described below.

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

The restricted share grants are classified as a liability due to certain repurchase features in the 2005 Share Plan. The Company has determined that the fair value of a restricted share is limited to $2.15 unless it is probable that an employee will be terminated without cause. The Company is recording compensation expense for the time vesting restricted shares over the five-year vesting period based on the intrinsic value (which equaled fair value) at the date of the grant of $2.15 per share. Since awards made consisted of shares of the Company’s parent, Intelsat Holdings, compensation costs for vested awards and the cost to repurchase shares are reflected as capital contributions in the Company’s consolidated financial statements. The Company recognized $0.1 million and $0.04 million of compensation costs for restricted shares during the six months ended June 30, 2006 and 2007, respectively. No compensation expense was recorded for performance vesting shares as of June 30, 2007 since it was not probable that the performance criteria would be met. Under the terms of the transaction contemplated in the BC Share Purchase Agreement, the performance vesting shares would vest upon consummation of the transaction (see Note 2(b)).

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

A summary of the status of Intelsat Holdings’ non-vested restricted shares as of June 30, 2007, and the changes during the six months ended June 30, 2007, is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted shares:
Non-vested restricted shares outstanding as of January 1, 2007	413,483	$2.15
Restricted shares forfeited	(37,342)	$2.15
Vested	(19,371)	$2.15

Total non-vested restricted shares at June 30, 2007	356,770	$2.15

The non-vested restricted shares have a remaining weighted-average vesting period of 31 months and the performance shares will, unless otherwise forfeited or repurchased, remain outstanding until January 28, 2013, at which time they will be forfeited if the performance criteria have not been met.

(c) Share-Based Compensation Arrangements Under the 2005 Share Plan

During 2006 and 2007, Intelsat Holdings entered into share-based compensation arrangements (“SCAs”) with selected employees of Intelsat Holdings and its direct and indirect subsidiaries under the 2005 Share Plan which may permit such employees to purchase Intelsat Holdings common shares. These SCAs vest over time and are subject to continued employment through each applicable vesting date. The vesting of these SCAs accelerates in the event of the occurrence of both a Change in Control and a termination without cause (each as defined in the 2005 Share Plan) of the relevant employee.

Any common shares held by employees as a result of the exercise of SCAs may be repurchased by Intelsat Holdings, and any outstanding but unexercised SCAs may be cancelled, at any time after termination of employment. Shares issued as a result of the exercise of SCAs may be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enable the Company to recover the shares without transferring any appreciation in value if the employee terminates voluntarily, the SCAs are not deemed to be granted under SFAS No. 123R, Share-Based Payment (“SFAS 123R”). The repurchase features provide that if an employee is terminated without cause or upon death or disability, Intelsat Holdings has the right for two years to repurchase any vested shares at fair value as determined on the termination date.

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

The Company granted 54,702 new SCAs to the executive at an exercise price of $243.00 per share and 9,174 rollover options at an exercise price of $25.00 per share. These options have a weighted average fair value at the date of grant of $9.9 million, of which $1.3 million and $2.5 million were recorded as compensation expense during the three and six months ended June 30, 2007, respectively. The remaining expense will be recognized through July 2008. The fair value of the options was determined using the Black-Scholes option

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

pricing model and the Company’s assumptions included a five-year term, volatility of 65.1% (based on industry competitors), a risk-free interest rate of 5.08%, no dividend yield and a fair value of the Company’s stock of $243.00 per share.

(d) Deferred Compensation Plan and Supplemental Savings Plan

Intelsat Corp had a Deferred Compensation Plan and a Supplemental Savings Plan for eligible employees. Under both plans, executives and other highly compensated employees were entitled to defer a portion of their compensation to future years. In connection with the PanAmSat Acquisition Transactions, Intelsat Corp terminated both the Supplemental Savings Plan and the Deferred Compensation Plan immediately before the closing of the PanAmSat Acquisition Transactions on July 3, 2006. Payments of account balances to participants of the plans in the aggregate amount of approximately $6.2 million were made in the six months ended June 30, 2007. There was no remaining liability under either plan as of June 30, 2007.

Note 4    Retirement Plans and Other Retiree Benefits

(a) Pension and Other Post-Retirement Benefits

The Company was not required to make any additional contributions in 2006 to the defined benefit retirement plan nor is there a requirement to make any such contributions during 2007. The post-retirement health insurance plan is an unfunded plan. Net periodic pension benefits costs (benefit) include the following components for the six months ended June 30, 2006 and 2007:

	Six Months Ended June 30,
	2006	2007
Service cost	$2,039	$1,618
Interest cost	9,440	8,879
Expected return on plan assets	(12,296)	(11,779)
Unrecognized prior service cost	(98)	(196)

Total benefit	$(915)	$(1,478)

Net periodic other post-retirement benefits costs include the following components for the six months ended June 30, 2006 and 2007:

	Six Months Ended June 30,
	2006	2007
Service cost	$1,448	$788
Interest cost	2,256	2,120
Amortization of unrecognized net (gain) loss	30	(48)

Total costs	$3,734	$2,860

(b) Other Retirement Plans

Intelsat maintains two defined contribution retirement plans for employees in the United States, one for legacy Intelsat employees who were hired before July 19, 2001 and one for Intelsat employees hired on or after July 19, 2001. Effective January 1, 2007, the defined contribution plan covering legacy PanAmSat employees

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

was merged into the Intelsat plan for employees hired on or after July 19, 2001. The Company recognized compensation expense of $1.4 million and $3.2 million for the six months ended June 30, 2006 and 2007, respectively. Intelsat also maintains an unfunded deferred compensation plan for executives; however, benefit accruals under the plan were discontinued during 2001. The accrued liability for the deferred compensation plan for executives was $1.4 million as of December 31, 2006 and $0.1 million as of June 30, 2007. Intelsat maintains other defined contribution retirement plans in several non-U.S. jurisdictions.

Note 5    Receivables

Receivables were comprised of the following:

	As of December 31, 2006	As of June 30, 2007
Service charges:
Billed	$306,228	$301,077
Unbilled	16,025	29,871
Other	8,712	9,298
Allowance for doubtful accounts	(29,947)	(35,117)

Total	$301,018	$305,129

Unbilled satellite utilization charges represent amounts earned and accrued as receivables from customers for their usage of the Intelsat satellite system prior to the end of the period. Unbilled service charges are expected to be billed within twelve months of the respective balance sheet date. Other receivables as of December 31, 2006 and June 30, 2007 include $5.8 million and $5.7 million, respectively, of receivables due from the Company’s parent, Intelsat Holdings.

Note 6    Satellites and Other Property and Equipment

Satellites and other property and equipment, including a satellite leased under a capital lease agreement, were comprised of the following:

	As of December 31, 2006	As of June 30, 2007
Satellites and launch vehicles	$5,105,294	$5,293,299
Information systems and ground segment	480,573	508,393
Buildings and other	260,169	260,065

Total cost	5,846,036	6,061,757
Less: accumulated depreciation	(1,116,901)	(1,460,381)

Total	$4,729,135	$4,601,376

Satellites and other property and equipment as of December 31, 2006 and June 30, 2007 included construction-in-progress of $540.7 million and $756.5 million, respectively. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $5.2 million and $26.8 million were capitalized during the six months ended June 30, 2006 and 2007, respectively. The satellite under capital lease had a net book value of $15.9 million and $12.6 million as of December 31, 2006 and June 30, 2007, respectively.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

The Company has entered into launch contracts for the launch of both specified and unspecified future satellites. Each of these launch contracts provides that such contract may be terminated at the option of the Company, subject to payment of a termination fee that increases in magnitude as the applicable launch date approaches. In addition, in the event of a failure of any launch, the Company may exercise its right to obtain a replacement launch within a specified period following its request for re-launch.

Note 7    Investments

(a) WildBlue Communications, Inc

The Company has an ownership interest of approximately 28.8% in WildBlue Communications, Inc. (“WildBlue”), a company offering broadband Internet access services in the continental United States via satellite. The Company accounts for its investment using the equity method of accounting. Intelsat’s share of losses of WildBlue are included in other income (expense), net in the accompanying consolidated statements of operations and were $7.9 million and $0 for the three months ended June 30, 2006 and 2007, respectively, and $14.1 million and $7.4 million for the six months ended June 30, 2006 and 2007, respectively. At December 31, 2006, the investment balance of $7.4 million was included within other assets in the accompanying consolidated balance sheet. As of June 30, 2007, cumulative equity losses exceeded the investment, and as a result, no additional losses from WildBlue will be recognized and the investment balance was zero.

(b) Horizons-1 and Horizons-2

As a result of the PanAmSat Acquisition Transactions, the Company has a joint venture with JSAT, a leading satellite operator in the Asia-Pacific region. The joint venture is named Horizons Satellite Holdings, LLC, and consists of two investments: Horizons-1 and Horizons-2.

Horizons-1 owns and operates the Horizons-1 satellite in the fixed satellite services sector, offering service to customers in the Asia-Pacific region. The Company accounts for its investment using the equity method of accounting. Intelsat’s share of results of Horizons-1 is included in other income (expense), net in the accompanying consolidated statements of operations and was $0.1 million for the three and six months ended June 30, 2007. The investment balance of $22.1 million and $20.4 million as of December 31, 2006 and June 30, 2007, respectively, was included within other assets in the accompanying consolidated balance sheets.

Horizons-2 plans to launch a Ku-band satellite to replace the SBS-6 satellite at 74.05 degrees west longitude. The satellite will support digital video, high-definition television and IP-based content distribution networks to broadband Internet and satellite news gathering services in the United States. The Horizons-2 satellite is currently being constructed and is expected to be launched by late 2007. The total joint investment is expected to be approximately $206.9 million, of which each of the joint venture partners is required to fund their 50% share beginning in early 2008. The contribution obligation arises from the obligation of the Company to fund amounts due under Horizon-2’s loan agreement with a third-party lender. The Company has entered into a security and pledge agreement with the lender and pursuant to this agreement, granted a security interest in the contribution obligation to the lender. The Company has, therefore, recorded this obligation as an indirect guarantee in accordance with FASB Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company’s investment is being accounted for using the equity method. As of December 31, 2006 and June 30, 2007, the investment balance of $37.3 million and $56.7 million, respectively, is included within other assets and the Company has recorded a liability of $37.3 million and $56.7 million as of December 31, 2006 and June 30, 2007, respectively, within the consolidated financial statements in relation to the future funding of this investment in Horizons-2.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 8    Goodwill and Other Intangible Assets

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consisted of the following:

	As of December 31, 2006	As of June 30, 2007
Backlog and other	$591,400	$591,400
Customer relationships	283,988	283,988
Technology	10,000	10,000

Subtotal	885,388	885,388
Less: accumulated amortization	(100,384)	(147,141)

Total	$785,004	$738,247

Backlog and other is amortized over its weighted useful life of approximately 10 years. Customer relationships are amortized over their weighted useful lives of approximately 13 years. Technology is amortized over a weighted useful life of 6 years. The Company recorded amortization expense of $18.7 million and $46.8 million for the six months ended June 30, 2006 and 2007, respectively.

During the six months ended June 30, 2007, the Company reduced goodwill by $4.3 million primarily for a reduction of $5.3 million related to a tax settlement (see Note 11) offset by other adjustments associated with the final purchase price allocation for the PanAmSat Acquisition Transactions. The carrying amounts of goodwill and acquired intangible assets not subject to amortization consist of the following:

	As of December 31, 2006	As of June 30, 2007
Goodwill	$3,908,032	$3,903,767
Tradename	$30,000	$30,000
Orbital locations	$1,646,600	$1,646,600

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 9    Long-Term Debt

The carrying amounts of notes payable and long-term debt were as follows:

	As of December 31, 2006	As of June 30, 2007
	(in thousands)
Intelsat, Ltd.:
6.5% Senior Notes due November 2013	$700,000	$700,000
Unamortized discount on 6.5% Senior Notes	(98,921)	(93,602)
7.625% Senior Notes due April 2012	600,000	600,000
Unamortized discount on 7.625% Senior Notes	(45,352)	(41,967)
5.25% Senior Notes due November 2008	400,000	400,000
Unamortized discount on 5.25% Senior Notes	(13,068)	(9,689)

Total Intelsat, Ltd. obligations	1,542,659	1,554,742

Intelsat Sub Holdco:
Floating Rate Senior Notes due January 2012	1,000,000	—
8.25% Senior Notes due January 2013	875,000	875,000
8.625% Senior Notes due January 2015	675,000	675,000
Senior Secured Credit Facilities, due July 2013	344,750	343,026
Capital lease obligations	18,605	14,553
7% Note payable to Lockheed Martin Corporation due annually from 2007 to 2011	20,000	15,000

Total Intelsat Sub Holdco obligations	2,933,355	1,922,579

Intermediate Holdco:
9.25% aggregate principal amount at maturity of $478,700 Senior Discount Notes due February 2015	362,276	379,031

Intelsat Bermuda:
Floating Rate Senior Notes due June 2013	260,000	260,000
11.25% Senior Notes due June 2016	1,330,000	1,330,000
9.25% Senior Notes due June 2016	750,000	750,000
11.25% (LIBOR + 5.74%) Bridge Loan	600,000	—
Floating Rate Senior Notes due January 2015	—	600,000
Senior Unsecured Credit Facilities due February 2014	—	1,000,000
Unamortized discount on Senior Unsecured Credit Facilities due 2014	—	(4,775)

Total Intelsat Bermuda obligations	2,940,000	3,935,225

Intelsat Corp:
Senior Secured Credit Facilities, due January 2014	1,635,100	1,626,925
Senior Secured Credit Facilities, due July 2012	355,910	338,115
9% Senior Notes due August 2014	656,320	656,320
Unamortized premium on 9% Senior Notes	16,329	15,821
9% Senior Notes due January 2016	575,000	575,000
6.375% Senior Notes due January 2008	150,000	150,000
Unamortized discount on 6.375% Senior Notes	(337)	(183)
6.875% Senior Notes due January 2028	125,000	125,000
Unamortized discount on 6.875% Senior Notes	(13,187)	(13,247)
8.5% Senior Notes due June 2012	1,190	—

Total Intelsat Corp obligations	3,501,325	3,473,751

Total Intelsat, Ltd. long-term debt	11,279,615	11,265,328

Less:
Current portion of capital lease obligations	8,237	6,403
Current portion of long-term debt	61,580	210,390

Total current portion	69,817	216,793

Total long-term debt, excluding current portion	$11,209,798	$11,048,535

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

Debt Repayment

On March 16, 2007, the Company redeemed and paid off Intelsat Corp’s remaining $1.2 million of 8 1/2% Senior Notes due 2012.

Availability Under the Senior Secured Credit Facilities

Under the terms of the credit agreements governing both Intelsat Sub Holdco’s senior secured credit facilities and Intelsat Corp’s amended and restated senior credit facilities, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat, under a senior secured debt covenant included in the indenture governing Intelsat’s outstanding senior notes. As a result, under certain circumstances, Intelsat Sub Holdco may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Corp has certain amounts outstanding under its revolving credit facility, and Intelsat Corp may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving credit facility. The aggregate availability under the two revolving credit facilities was therefore limited to $359.3 million as of June 30, 2007, and the availability under Intelsat Sub Holdco’s and Intelsat Corp’s revolving credit facilities was $285.0 million and $249.6 million, respectively, subject to the aggregate availability restriction.

Note 10    Derivative Instruments and Hedging Activities

Interest Rate Swap

As of June 30, 2007, the Company held a cash flow interest rate swap with a notional amount of $1.25 billion which was acquired as part of the PanAmSat Acquisition Transactions. The notional amount will amortize down to $625.0 million from March 14, 2008 until expiration on March 15, 2010. This swap was entered into to reduce the

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

variability in cash flow on a portion of the Company’s floating-rate term loans. On a quarterly basis, the Company receives a floating rate of interest equal to the three-month LIBOR and pays a fixed rate of interest that is subject to scheduled rate increases. On June 30, 2007, the rate the Company would pay averaged 4.68% and the rate the Company would receive averaged 5.36%.

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

This interest rate swap hedges against the variability in interest payments that would result from a change in interest rates. In evaluating the changes in fair value of the underlying term loan with those of the interest rate swap to meet the required criteria under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, this derivative instrument does not qualify for hedge accounting treatment in the consolidated financial statements, and so the changes in the fair value of this instrument are recognized in earnings during the period of change. During the six months ended June 30, 2007, the Company recorded a gain of $6.7 million as a result of the change in the fair value of the interest rate swap. As of June 30, 2007, $9.5 million related to the fair value of the interest rate swap was included in other assets on the Company’s consolidated balance sheet.

Note 11    Income Taxes

The difference in the Company’s tax expense for the three and six months ended June 30, 2006 and 2007 was primarily caused by lower pre-tax book income in 2007 in the Company’s historical U.S. and U.K. subsidiaries, as well as book losses at the Company’s Intelsat Holding Corporation subsidiary. Because Bermuda does not currently impose an income tax, Intelsat’s statutory tax rate is zero. The difference between tax expense reported in the consolidated statements of operations and tax computed at statutory rates is attributable to the provision for foreign taxes, which were principally in the United States and United Kingdom as well as withholding taxes on revenue earned in many of the foreign markets.

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

The Company adopted FIN 48 on January 1, 2007. The cumulative effect of adopting FIN 48 was immaterial, however the Company reclassified certain reserve amounts and corresponding indemnity receivables within the consolidated balance sheet. As of January 1, 2007, the Company’s gross unrecognized tax benefits were $83.0 million (including interest and penalties), of which $14.5 million, if recognized, would affect the Company’s effective tax rate. The Company continues to recognize interest and, to the extent applicable, penalties with respect to unrecognized tax benefits as income tax expense. As of January 1, 2007, the Company had recorded reserves for interest and penalties in the amount of $24.9 million. As of June 30, 2007, the Company’s gross unrecognized tax benefits were $46.4 million (including interest and penalties), of which $10.7 million, if recognized, would affect the Company’s effective tax rate. The Company continues to recognize interest and, to the extent applicable, penalties with respect to the unrecognized tax benefits as income tax expense. As of June 30, 2007, the Company had recorded reserves for interest and penalties in the amount of $5.2 million.

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

The Indian tax authorities have recently issued a tax assessment to the Company which asserts a higher tax rate than the rate which the Company’s customers in India have been withholding with respect to sales to India-based customers. The Company has appealed this assessment with the Indian tax authorities. While the outcome of this appeal cannot be predicted with certainty, the Company believes that its probability of ultimately prevailing with respect to this issue does not warrant accruing any additional tax, although the appeals process may take up to 15 years. Accordingly, no provision has been recognized in the Company’s consolidated financial statements for the additional tax assessment asserted by the Indian tax authorities.

Tax Contingency

Prior to August 20, 2004, the Company’s subsidiary, Intelsat Corp, joined with The DIRECTV Group and General Motors Corporation (“GM”) in filing a consolidated U.S. Federal income tax return. In April 2004, Intelsat Corp entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among Intelsat Corp and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify Intelsat Corp for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from Intelsat Corp regarding any liability for the federal or consolidated state or local income taxes of GM and The DIRECTV Group, except those income taxes Intelsat Corp is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corp for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of a PanAmSat Recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, Intelsat Corp’s tax exposure after indemnification related to these periods is capped at $15.0 million, of which $4.0 million has been paid to date. The tax separation agreement with The DIRECTV Group was effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates.

At December 31, 2006, the Company had outstanding tax claims related to withholding taxes assessed on revenue derived from broadcasters inside and outside of India who broadcast from or into India. The total amount assessed for all periods from March 31, 1996 through March 31, 2004 was approximately $73.2 million. The Company contested the imposition of such taxes. On August 11, 2006, the Income Tax Appellate Tribunal in New Delhi issued a decision which overturned the tax assessment for the 1997/98 assessment year. In 2007, the Company was informed by The DIRECTV Group that the U.S. and Indian Competent Authorities of their respective tax authorities had reached an agreement (the “Competent Authority Agreement”) with respect to all assessed tax years under the mutual agreement procedures of the U.S. / Indian Double Taxation Treaty. In May 2007, the Indian government issued a tax assessment based on the Competent Authority Agreement. As a result, the Company reduced its tax reserves by $32.3 million, tax indemnification receivable from The DIRECTV Group by $23.2 million, federal tax benefit receivable by $3.8 million and goodwill by $5.3 million during 2007. As part of this settlement, the Indian tax authorities agreed not to appeal the August 11, 2006 decision of the Income Tax Appellate Tribunal in New Delhi. In June 2007, the Company made a payment of $5.0 million to the Indian tax authorities and received $4.0 million from The DIRECTV Group pursuant to the indemnification agreement.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

The Company’s income tax provision, prior to and including the six-month period ended June 30, 2007, includes estimates of potential tax expense that may arise from an adverse outcome from federal tax issues and foreign tax withholding issues. For all periods prior to and including the six months ended June 30, 2007, the Company has assessed the minimum and maximum exposure for federal tax issues, including foreign sales corporation and extra-territorial income (“ETI”) issues, as well as foreign tax withholding issues, and has provided taxes in the amount of the estimated exposure.

Note 12    Restructuring and Transaction Costs

The Company’s restructuring and transaction costs include its historical facilities restructuring plans and management-approved restructuring plans to consolidate and integrate the management and operations of Intelsat and PanAmSat Holdco subsequent to consummation of the PanAmSat Acquisition Transactions. Total restructuring and transaction costs were $2.3 million and $7.1 million for the three and six months ended June 30, 2007, respectively. No comparable expenses were incurred during the prior year period.

(a) Facilities Restructuring Plans

The restructuring plan approved subsequent to the consummation of the PanAmSat Acquisition Transactions includes the closure of the PanAmSat former corporate headquarters in Wilton, Connecticut, as well as two other locations in the United States. The facility restructuring costs relate primarily to payments due on existing lease obligations that are expected to be incurred and paid through 2011. PanAmSat Holdco also had recorded liabilities in connection with its 2002 approval of a plan to restructure several of its United States locations and close certain facilities, some of which are currently being leased through 2011. Additionally, in an effort to further streamline operations, during 2004 Intelsat Corp consolidated its Manhattan Beach, El Segundo and Long Beach, California facilities. The remaining liability of $8.8 million and $8.2 million as of December 31, 2006 and June 30, 2007, respectively, will be paid through 2011.

(b) Workforce Restructuring Plan

As part of the acquisition consolidation and integration associated with the PanAmSat Acquisition Transactions, the Company has approved a workforce restructuring plan. This plan provides for the retention of key employees and the relocation and/or severance of employees due to planned facility closures. This workforce reduction covers approximately 400 employees. Approximately $2.3 million and $7.1 million of operating expenses were recorded in the consolidated statements of operations in relation to these plans during the three and six months ended June 30, 2007, respectively. These costs included employee compensation, benefits, outplacement services, legal services and relocation. They are expected to be incurred and paid through June 2008.

The following table summarizes the recorded accruals which are included in employee related liabilities and accrued liabilities in the consolidated financial statements and activity related to the facilities restructuring and workforce restructuring (in millions):

	Facilities Restructuring Plans	Workforce Restructuring Plans	Total
Balance at December 31, 2006	$8.8	$18.7	$27.5
Restructuring charges	—	7.1	7.1
Net cash payments	(0.7)	(11.5)	(12.2)
Other adjustments	0.3	—	0.3

Balance at June 30, 2007	$8.4	$14.3	$22.7

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

The Company expects to incur additional expenses of $1.8 million related to severance and retention and expects additional expenses for workforce relocation during 2007 and 2008 as part of the PanAmSat Acquisition Transactions related workforce plan. No additional expenses related to the facilities restructuring plans are expected to be incurred.

Note 13    Contingencies

(a) Insurance

As of June 30, 2007, the Company had in effect in-orbit insurance policies covering three satellites with an insured value of $246.8 million and an aggregate net book value of $287.7 million. The Company had 49 uninsured satellites in orbit as of June 30, 2007. Of the insured satellites, one was covered by an insurance policy with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure, referred to as Significant Exclusion Policies. The Significant Exclusion Policies reduce the probability of an insurance recovery in the event of a loss on this satellite. Galaxy 13/ Horizons-1, which was placed in service in January 2004 and is insured by a policy with an exclusion for Xenon-Ion Propulsion Systems (“XIPS”) related anomalies, continues to have XIPS available as its primary propulsion system. It also has a bi-propellant fuel system currently in use, with sufficient bi-propellant fuel to maintain station-kept orbit until approximately 2017.

An uninsured failure of one or more satellites could have a material adverse effect on the Company’s financial condition and results of operations. In addition, higher premiums on insurance policies would increase the Company’s costs, thereby reducing income from operations by the amount of such increased premiums.

(b) Litigation and Claims

The Company is subject to litigation in the normal course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on the Company’s financial position or results of operations.

Two putative class action complaints that were filed against Intelsat and IGSC in 2004 in the U.S. District Court for the District of Columbia by certain named plaintiffs who are Intelsat retirees, spouses of retirees or surviving spouses of deceased retirees, were consolidated into a single case. The complaint, which has been amended several times, arose out of a resolution adopted by the governing body of the International Telecommunications Satellite Organization (the “IGO”), the predecessor to Intelsat prior to privatization, regarding medical benefits for retirees and their dependents. The plaintiffs allege that Intelsat wrongfully modified health plan terms to deny coverage to surviving spouses and dependents of deceased retirees, thereby breaching the fiduciary duty obligations of the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the “contract” represented by the IGO resolution. It is the Company’s position that the IGO resolution does not create obligations that are enforceable against Intelsat or IGSC.

On March 13, 2007, the Company and counsel for the majority of the named plaintiffs signed a settlement agreement, which was filed on that same date under a joint motion to certify the class for settlement purposes only, to preliminarily approve the agreement of settlement of the consolidated ERISA class action, and to approve the form and manner of notice. The settlement agreement nullifies all potential obligations under the pre-privatization IGO resolution, including, most significantly, the obligation to establish a trust to fund lifetime retiree medical benefits at 2001 levels for the putative class members. Instead, the Company will provide to the retiree class certain health benefits that are essentially the same as those currently provided to active employees, the value of which, taken as a whole, cannot be reduced or eliminated. The retiree class members will have

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

lifetime affordable health care coverage, for which they will pay modest increases in premiums, deductibles and co-pay amounts, such increases to be capped in accordance with certain cost of living adjustment provisions. The settlement extends the obligation to provide the benefits to transferees, affiliates and successors of Intelsat under certain circumstances. On July 12, 2007, at the conclusion of the fairness hearing on the proposed settlement, the court approved the settlement agreement and stated that the final order would be signed as soon as counsel resolved the only outstanding issue, regarding the final amount and distribution of attorneys’ fees for the plaintiffs. There were no changes in the accrued litigation liability or post-retirement benefit obligations as a result of this settlement.

(c) LCO Protection

Most of the customer service commitments entered into prior to the privatization were transferred to Intelsat pursuant to novation agreements. Certain of these agreements contain provisions, including provisions for lifeline connectivity obligation (“LCO”) protection, which constrain Intelsat’s ability to price services in some circumstances. Intelsat’s LCO contracts require the Company to provide customers with the right to renew their service commitments covered by LCO contracts at prices no higher than the prices charged for those services on the privatization date. Under some circumstances, Intelsat may also be required by an LCO contract to reduce the price for a service commitment covered by the contract. LCO protection may continue until July 18, 2013. As of June 30, 2007, Intelsat had approximately $244.8 million of backlog covered by LCO contracts and to date has not been required to reduce prices for its LCO-protected service commitments. However, there can be no assurances that Intelsat will not be required to reduce prices in the future under its LCO commitments.

(d) Launch Termination Fees

In connection with the Company’s purchase of the business of COMSAT General Corporation and certain of its affiliates in October 2004, the Company entered into an agreement with Lockheed Martin Commercial Launch Services for the launch of an unspecified future satellite. This agreement provided that the Company may terminate at its option, subject to the payment of a termination fee that is the greater of: (a) 50% of the launch service price and accommodation fee paid or due as of the effective date of the termination; or (b) $30.0 million. On July 3, 2007, the Company provided authorization to proceed to Lockheed Martin Commercial Launch Services for a launch vehicle that is expected to be utilized by the Company for a planned Company-owned satellite launch. The termination provisions above remain applicable if the Company were to terminate the launch vehicle order.

(e) Other

Boeing Satellite Systems, Inc., formerly Hughes Space and Communications Company, has security interests in certain transponders on the IS-2, IS-3, IS-4 and IS-5 satellites to secure incentive payments owed by the Company pursuant to satellite construction contracts.

Note 14    Business and Geographic Segment Information

Intelsat operates in a single industry segment, in which it provides satellite services to its communications customers around the world. Revenue by region is based on the locations of customers to which services are billed. Revenue from Mexico is included in Latin America and Caribbean. Intelsat’s satellites are in geosynchronous orbit, and consequently are not attributable to any geographic location. Of Intelsat’s remaining assets, substantially all are located in the United States.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

The geographic distribution of Intelsat’s revenue for the three months ended June 30, 2006 and 2007 was as follows:

	Three Months Ended June 30,
	2006	2007
North America	39%	48%
Africa and Middle East	19%	17%
Europe	26%	15%
Latin America and Caribbean	8%	12%
Asia Pacific	8%	8%

Approximately 7% and 5% of Intelsat’s revenue was derived from its largest customer during the three months ended June 30, 2006 and 2007, respectively. The ten largest customers accounted for approximately 28% and 21% of Intelsat’s revenue for the three months ended June 30, 2006 and 2007, respectively.

The geographic distribution of Intelsat’s revenue for the six months ended June 30, 2006 and 2007 was as follows:

	Six Months Ended June 30,
	2006	2007
North America	39%	48%
Africa and Middle East	20%	17%
Europe	23%	15%
Latin America and Caribbean	9%	12%
Asia Pacific	9%	8%

Approximately 4% and 5% of Intelsat’s revenue was derived from its largest customer during the six months ended June 30, 2006 and 2007, respectively. The ten largest customers accounted for approximately 26% and 22% of Intelsat’s revenue for the six months ended June 30, 2006 and 2007, respectively.

For the three months ended June 30, 2006 and 2007, revenues were derived from the following services:

	Three Months Ended June 30,
	2006		2007
Transponder services	$196,865	63%	$410,110	75%
Channel	66,727	22	41,200	8
Managed services	34,895	11	65,742	12
Mobile satellite services and other	12,047	4	26,170	5

Total	$310,534	100%	$543,222	100%

For the six months ended June 30, 2006 and 2007, revenues were derived from the following services:

	Six Months Ended June 30,
	2006		2007
Transponder services	$386,690	65%	$806,754	76%
Channel	115,359	20	84,768	8
Managed services	66,225	11	124,051	12
Mobile satellite services and other	22,706	4	45,887	4

Total	$590,980	100%	$1,061,460	100%

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 15    Related Party Transactions

(a) Shareholders Agreement

The shareholders of Intelsat Holdings, including recipients of restricted share awards of Intelsat Holdings, entered into a shareholders agreement relating to Intelsat Holdings on January 28, 2005. The shareholders agreement and the bye-laws of Intelsat Holdings provide, among other things, for the governance of Intelsat Holdings and its subsidiaries and provide specific rights to and limitations upon the holders of Intelsat Holdings’ share capital with respect to shares held by such holders.

(b) Monitoring Fee Agreements and Transaction Fees

In connection with the closing of the Acquisition, Intelsat Bermuda (assumed by Intelsat Sub Holdco in March 2005) entered into a monitoring fee agreement (the “2005 MFA”) with Intelsat Holdings and the Sponsors, or affiliates of, or entities advised by, designated by or associated with, the Sponsors, as the case may be (collectively, the “2005 MFA parties”), pursuant to which the 2005 MFA parties provide certain monitoring, advisory and consulting services to Intelsat. Pursuant to the 2005 MFA, Intelsat Sub Holdco is obligated to pay an annual fee equal to the greater of $6.25 million and 1.25% of adjusted EBITDA as defined in the indenture governing the notes entered into to finance the Acquisition (the “acquisition finance notes”), and to reimburse the 2005 MFA parties for their out-of-pocket expenses. Intelsat Sub Holdco also agreed to indemnify the 2005 MFA parties and their directors, officers, employees, agents and representatives for losses relating to the services contemplated by the 2005 MFA and the engagement of the 2005 MFA parties pursuant to, and the performance by them of the services contemplated by, the 2005 MFA. To the extent permitted by the agreements and indentures governing indebtedness of Intelsat Sub Holdco and its subsidiaries, upon a change of control or qualified initial public offering, the Sponsors may at their option receive a lump sum payment equal to the then present value of all then current and future monitoring fees payable, assuming a termination date of January 28, 2017. Intelsat recorded expense for services associated with the 2005 MFA of $6.0 million and $6.3 million during the six months ended June 30, 2006 and 2007, respectively.

In connection with the closing of the PanAmSat Acquisition Transactions, Intelsat Bermuda entered into a monitoring fee agreement (the “2006 MFA”), with the Sponsors, or affiliates of, or entities advised by, designated by or associated with, the Sponsors, as the case may be, referred to collectively as the 2006 MFA parties, pursuant to which the 2006 MFA parties provide certain monitoring, advisory and consulting services with respect to Intelsat Bermuda, PanAmSat Holdco and their respective subsidiaries. Pursuant to the 2006 MFA, an annual fee equal to the greater of $6.25 million and 1.25% of Intelsat Corp Adjusted EBITDA (as defined in the indenture governing the Intelsat Corp 2016 Senior Notes) will be paid, and Intelsat Bermuda will reimburse the 2006 MFA parties for their out-of-pocket expenses. Intelsat Bermuda also agreed to indemnify the 2006 MFA parties and their directors, officers, employees, agents and representatives for losses relating to the services contemplated by the 2006 MFA and the engagement of the 2006 MFA parties pursuant to, and the performance by them of the services contemplated by, the 2006 MFA. To the extent permitted by the agreements and indentures governing indebtedness of Intelsat Bermuda, Intelsat Holdco and their respective subsidiaries, upon a change of control or qualified initial public offering as defined in the 2006 MFA, the 2006 MFA parties may at their option receive, in lieu of the annual fee, a lump sum payment equal to the then present value of all then current and future monitoring fees payable, based on certain assumptions, including a termination date which will be the earlier of (i) the twelfth anniversary of the date of the closing of the PanAmSat Acquisition Transactions (July 3, 2018), (ii) such time as the Sponsors and their affiliates own less than 5% of the beneficial economic interest of Intelsat Holdings and (iii) such earlier date as the 2006 MFA parties and Intelsat Holdco may mutually agree upon. Intelsat recorded expense for services associated with the 2006 MFA of $6.7 million during the six months ended June 30, 2007.

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

(c) Ownership by Management

Certain members of management have purchased preferred and common equity of Intelsat Holdings and have been granted restricted common equity and SCAs to purchase common equity.

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

The Company recorded approximately $16.4 million and $53.9 million of revenue during the six months ended June 30, 2006 and 2007, respectively, for satellite capacity and other services provided to HNS. The receivable outstanding from HNS as of December 31, 2006 and June 30, 2007 was approximately $13.5 million and $9.9 million, respectively.

(e) Receivable from Parent

The Company has a receivable from its parent, Intelsat Holdings, as of December 31, 2006 and June 30, 2007 of $5.8 million and $5.7 million, respectively, (see Note 5).

(f) BC Share Purchase Agreement

On June 19, 2007, our parent, Intelsat Holdings, entered into the BC Share Purchase Agreement with Parent, Buyer and certain shareholders of Intelsat Holdings, including members of the Company’s management (see Note 2(b)).

(g) Other Related Party Transactions

The Company has a 50% ownership interest in Horizons-1, an investment which is accounted for under the equity method of accounting (see Note 7). During the six months ended June 30, 2007, approximately $2.0 million of expenses were recorded in relation to the lease of such Ku-band satellite capacity. Additionally, the Company provides telemetry, tracking and control services for the Horizons-1 satellite. During the six months ended June 30, 2007, approximately $0.3 million of revenue was recorded.

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

Note 16    Supplemental Consolidating Financial Information

In connection with the Acquisition and related amalgamations, Intelsat Sub Holdco issued $2.6 billion of acquisition finance notes. The acquisition finance notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat, its wholly-owned direct subsidiary, Intelsat Bermuda, Intermediate Holdco, and certain wholly-owned subsidiaries of Intelsat Sub Holdco (the “Subsidiary Guarantors”).

INTELSAT, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

On February 11, 2005, Intelsat and Zeus Special Subsidiary Limited issued $478.7 million in aggregate principal amount at maturity of senior discount notes due 2015 (the “discount notes”), yielding approximately $305.3 million of net proceeds at issuance. On March 3, 2005, Intelsat Bermuda transferred substantially all of its assets to Intelsat Sub Holdco and Intelsat Sub Holdco assumed substantially all of the then-existing liabilities of Intelsat Bermuda. Following these transactions, Zeus Special Subsidiary Limited was amalgamated with Intelsat Bermuda, and Intelsat Bermuda became an obligor on the discount notes. Intelsat Bermuda is a wholly-owned subsidiary of Intelsat, a co-obligor of the discount notes.

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

In connection with the PanAmSat Acquisition Transactions, Intelsat Bermuda issued $1.33 billion of 11 1/4% Senior Notes due 2016 and $260.0 million of Floating Rate Senior Notes due 2013, referred to together as the July 2006 Notes. The July 2006 Notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat. The July 2006 Notes are not guaranteed by any of Intelsat Bermuda’s direct or indirect subsidiaries.

On January 12, 2007, Intelsat Bermuda issued $600.0 million of the Refinancing Notes, which are fully and unconditionally guaranteed, jointly and severally, by Intelsat. The Refinancing Notes are not guaranteed by any of Intelsat Bermuda’s direct or indirect subsidiaries.

Separate financial statements of Intelsat, Intelsat Bermuda, Intermediate Holdco, Intelsat Sub Holdco (an indirect subsidiary of Intelsat Bermuda) and the Subsidiary Guarantors are not presented because management believes that such financial statements would not be material to investors. Investments in subsidiaries in the following condensed consolidating financial information are accounted for under the equity method of accounting. Consolidating adjustments include the following:

•	elimination of investment in subsidiaries;

•	elimination of intercompany accounts;

•	elimination of intercompany sales between guarantor and non-guarantor subsidiaries; and

•	elimination of equity in earnings (loss) of subsidiaries.

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$11,964	$50,958	$—	$225,175	$107,616	$139,647	$(107,616)	$427,744
Receivables, net of allowance	4,790	—	565	174,310	174,017	125,464	(174,017)	305,129
Deferred income taxes	—	—	—	8,151	8,151	34,165	(8,151)	42,316
Prepaid expenses and other current assets	34	1,918	91	16,640	18,061	4,611	(18,153)	23,202
Intercompany receivables	—	—	—	1,156,885	—	—	(1,156,885)	—

Total current assets	16,788	52,876	656	1,581,161	307,845	303,887	(1,464,822)	798,391
Satellites and other property and equipment, net	—	—	—	2,671,838	2,669,672	1,929,538	(2,669,672)	4,601,376
Goodwill	—	—	—	110,929	—	3,792,838	—	3,903,767
Non-amortizable intangible assets	—	—	—	560,000	—	1,116,600	—	1,676,600
Amortizable intangible assets, net	—	—	—	437,156	—	301,091	—	738,247
Investment in affiliate	1,796,563	5,687,681	3,019,456	(5,995)	(5,995)	78,124	(10,491,710)	78,124
Other assets	—	93,863	3,687	61,649	14,630	93,906	(14,629)	253,106

Total assets	$1,813,351	$5,834,420	$3,023,799	$5,416,738	$2,986,152	$7,615,984	$(14,640,833)	$12,049,611

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$2,855	$1,611	$—	$49,508	$43,270	$127,753	$(43,362)	$181,635
Accrued interest payable	20,615	48,365	—	73,411	6,922	69,008	(6,922)	211,399
Current portion of long-term debt	—	—	—	14,851	11,404	201,942	(11,404)	216,793
Deferred satellite performance incentives	—	—	—	4,627	4,627	15,306	(4,627)	19,933
Other current liabilities	—	—	—	57,914	57,912	20,810	(57,914)	78,722
Intercompany payables	920,761	52,656	41,489	—	1,125,310	141,978	(2,282,194)	—

Total current liabilities	944,231	102,632	41,489	200,311	1,249,445	576,797	(2,406,423)	708,482
Long-term debt, net of current portion	1,554,743	3,935,225	379,031	1,907,727	18,148	3,271,809	(18,148)	11,048,535
Deferred satellite performance incentives, net of current portion	—	—	—	25,992	25,992	91,820	(25,992)	117,812
Deferred revenue, net of current portion	—	—	—	144,357	144,357	14,827	(144,357)	159,184
Deferred income taxes	—	—	—	7,378	7,378	447,021	(7,378)	454,399
Accrued retirement benefits	—	—	—	68,734	68,734	29,283	(68,734)	98,017
Other long-term liabilities	—	—	—	42,783	31,462	106,021	(31,461)	148,805

Total liabilities	2,498,974	4,037,857	420,520	2,397,282	1,545,516	4,537,578	(2,702,493)	12,735,234

Shareholder's equity (deficit):
Ordinary shares	12	12	—	12	—	50	(74)	12
Other shareholder's equity (deficit)	(685,635)	1,796,551	2,603,279	3,019,444	1,440,636	3,078,356	(11,938,266)	(685,635)

Total shareholder's equity (deficit)	(685,623)	1,796,563	2,603,279	3,019,456	1,440,636	3,078,406	(11,938,340)	(685,623)

Total liabilities and shareholder's equity (deficit)	$1,813,351	$5,834,420	$3,023,799	$5,416,738	$2,986,152	$7,615,984	$(14,640,833)	$12,049,611

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,834	$41,990	$—	$341,413	$139,969	$193,418	$(139,968)	$583,656
Receivables, net of allowance	4,800	—	565	176,404	175,916	119,249	(175,916)	301,018
Deferred income taxes	—	—	—	8,151	8,151	34,252	(8,151)	42,403
Prepaid expenses and other current assets	758	—	91	6,790	6,724	49,244	(6,724)	56,883
Intercompany receivables	—	—	—	1,037,008	—	—	(1,037,008)	—

Total current assets	12,392	41,990	656	1,569,766	330,760	396,163	(1,367,767)	983,960
Satellites and other property and equipment, net	—	—	—	2,852,338	2,849,674	1,876,802	(2,849,679)	4,729,135
Goodwill	—	—	—	110,929	—	3,797,103	—	3,908,032
Non-amortizable intangible assets	—	—	—	560,000	—	1,116,600	—	1,676,600
Amortizable intangible assets, net	—	—	—	455,858	—	329,146	—	785,004
Investment in affiliate	1,903,625	4,807,038	2,185,777	1,166	1,166	60,093	(8,891,347)	67,518
Other assets	—	68,917	3,847	94,881	17,153	83,509	(17,148)	251,159

Total assets	$1,916,017	$4,917,945	$2,190,280	$5,644,938	$3,198,753	$7,659,416	$(13,125,941)	$12,401,408

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$4,210	$2,099	$158	$92,210	$69,544	$228,959	$(69,545)	$327,635
Accrued interest payable	20,615	27,953	193	123,336	7,247	71,821	(7,247)	243,918
Current portion of long-term debt	—	—	—	16,630	13,182	53,188	(13,183)	69,817
Deferred satellite performance incentives	—	—	—	3,463	3,463	14,912	(3,464)	18,374
Other current liabilities	—	—	—	60,598	60,599	44,426	(60,598)	105,025
Intercompany payables	889,875	44,268	40,266	—	1,033,842	62,598	(2,070,849)	—

Total current liabilities	914,700	74,320	40,617	296,237	1,187,877	475,904	(2,224,886)	764,769
Long-term debt, net of current portion	1,542,659	2,940,000	362,276	2,916,531	25,229	3,448,331	(25,228)	11,209,798
Deferred satellite performance incentives, net of current portion	—	—	—	33,021	33,021	99,428	(33,021)	132,449
Deferred revenue, net of current portion	—	—	—	132,078	132,078	16,789	(132,078)	148,867
Deferred income taxes	—	—	—	7,373	7,373	452,833	(7,372)	460,207
Accrued retirement benefits	—	—	—	66,814	66,814	31,759	(66,814)	98,573
Other long-term liabilities	—	—	—	7,106	7,107	120,980	(7,107)	128,086

Total liabilities	2,457,359	3,014,320	402,893	3,459,160	1,459,499	4,646,024	(2,496,506)	12,942,749

Shareholder's equity (deficit):
Ordinary shares	12	12	—	12	—	50	(74)	12
Other shareholder's equity (deficit)	(541,353)	1,903,613	1,787,387	2,185,766	1,739,254	3,013,342	(10,629,361)	(541,353)

Total shareholder's equity (deficit)	(541,341)	1,903,625	1,787,387	2,185,778	1,739,254	3,013,392	(10,629,435)	(541,341)

Total liabilities and shareholder's equity (deficit)	$1,916,017	$4,917,945	$2,190,280	$5,644,938	$3,198,753	$7,659,416	$(13,125,941)	$12,401,408

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$—	$313,462	$313,462	$333,356	$(417,058)	$543,222

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	72,934	327,226	114,256	(433,960)	80,456
Selling, general and administrative	7,521	3,441	—	9,464	5,594	36,091	(2,456)	59,655
Depreciation and amortization	—	—	—	118,652	109,052	76,137	(109,052)	194,789
Restructuring costs	—	—	—	39	39	2,278	(39)	2,317
Gain on undesignated interest rate swap	—	—	—	—	—	(8,560)	—	(8,560)

Total operating expenses	7,521	3,441	—	201,089	441,911	220,202	(545,507)	328,657

Income (loss) from operations	(7,521)	(3,441)	—	112,373	(128,449)	113,154	128,449	214,565
Interest expense, net	45,410	97,460	8,963	21,049	11,651	65,722	(11,652)	238,603
Subsidiary income	21,272	122,173	85,795	1,396	1,396	—	(232,032)	—
Other income, net	1	—	—	467	467	1,038	(467)	1,506

Income (loss) before income taxes	(31,658)	21,272	76,832	93,187	(138,237)	48,470	(92,398)	(22,532)
Provision for income taxes	16	—	—	7,392	6,728	1,734	(6,728)	9,142

Net income (loss)	$(31,674)	$21,272	$76,832	$85,795	$(144,965)	$46,736	$(85,670)	$(31,674)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$288,160	$288,160	$55,503	$(321,289)	$310,534

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	59,469	315,610	46,178	(375,173)	46,084
Selling, general and administrative	(7,798)	—	14,663	2,091	3,378	24,342	36,676
Depreciation and amortization	—	—	146,275	136,664	2,326	(136,663)	148,602

Total operating expenses	(7,798)	—	220,407	454,365	51,882	(487,494)	231,362

Income (loss) from operations	7,798	—	67,753	(166,205)	3,621	166,205	79,172
Interest expense, net	47,608	7,707	44,825	9,191	2,876	(9,191)	103,016
Subsidiary income (loss)	(2,875)	4,832	589	589	—	(3,135)	—
Other income (expense), net	—	—	(6,800)	(6,797)	204	6,797	(6,596)

Income (loss) before income taxes	(42,685)	(2,875)	16,717	(181,604)	949	179,058	(30,440)
Provision for income taxes	—	—	11,885	11,636	360	(11,636)	12,245

Net income (loss)	$(42,685)	$(2,875)	$4,832	$(193,240)	$589	$190,694	$(42,685)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$—	$607,734	$607,734	$646,955	$(800,963)	$1,061,460

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	138,711	636,592	223,774	(835,659)	163,418
Selling, general and administrative	12,478	6,814	—	18,390	10,894	74,352	(5,056)	117,872
Depreciation and amortization	—	—	—	238,541	219,341	151,851	(219,341)	390,392
Restructuring costs	—	—	—	106	106	7,037	(106)	7,143
Gain on undesignated interest rate swap	—	—	—	—	—	(6,727)	—	(6,727)

Total operating expenses	12,478	6,814	—	395,748	866,933	450,287	(1,060,162)	672,098

Income (loss) from operations	(12,478)	(6,814)	—	211,986	(259,199)	196,668	259,199	389,362
Interest expense, net	91,225	188,810	17,787	87,671	22,010	133,781	(22,009)	519,275
Subsidiary income (loss)	(43,013)	152,611	109,301	252	252	—	(219,403)	—
Other income (expense), net	1	—	—	(5,462)	(5,461)	2,132	5,462	(3,328)

Income (loss) before income taxes	(146,715)	(43,013)	91,514	119,105	(286,418)	65,019	67,267	(133,241)
Provision for income taxes	31	—	—	9,804	8,496	3,670	(8,496)	13,505

Net income (loss)	$(146,746)	$(43,013)	$91,514	$109,301	$(294,914)	$61,349	$75,763	$(146,746)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$548,539	$548,539	$107,087	$(613,185)	$590,980

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	121,793	609,507	90,532	(720,637)	101,195
Selling, general and administrative	1,582	—	22,054	4,488	6,521	41,996	76,641
Depreciation and amortization	—	—	298,834	279,620	4,372	(279,620)	303,206

Total operating expenses	1,582	—	442,681	893,615	101,425	(958,261)	481,042

Income (loss) from operations	(1,582)	—	105,858	(345,076)	5,662	345,076	109,938
Interest expense, net	94,081	15,300	94,083	19,807	5,375	(19,808)	208,838
Subsidiary income (loss)	(37,133)	(21,833)	538	538	—	57,890	—
Other income (expense), net	—	—	(12,645)	(12,641)	490	12,640	(12,156)

Income (loss) before income taxes	(132,796)	(37,133)	(332)	(376,986)	777	435,414	(111,056)
Provision for income taxes	—	—	21,501	21,010	239	(21,010)	21,740

Net income (loss)	$(132,796)	$(37,133)	$(21,833)	$(397,996)	$538	$456,424	$(132,796)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(58,870)	$(171,627)	$—	$217,532	$17,773	$226,180	$(17,773)	$213,215

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	—	—	(37,959)	(37,959)	(203,584)	37,959	(241,543)
Other investing activity	—	—	—	—	—	1,178	—	1,178
Advances to/from subsidiaries	—	—	—	—	—	(6,823)	6,823	—
Investment in subsidiaries	64,000	(728,081)	(728,081)	—	—	—	1,392,162	—

Net cash provided by (used in) investing activities	64,000	(728,081)	(728,081)	(37,959)	(37,959)	(209,229)	1,436,944	(240,365)

Cash flows from financing activities:
Repayment of long-term debt	—	(600,000)	—	(1,006,724)	(5,000)	(27,162)	5,000	(1,633,886)
Proceeds from bond issuance	—	1,595,000	—	—	—	—	—	1,595,000
Repayment of credit facility borrowings	—	58,017	—	—	—	—	(58,017)	—
Proceeds from credit facility revolver loan	—	(51,194)	—	—	—	—	51,194	—
New debt issuance costs	—	(29,147)	—	—	—	(1,971)	—	(31,118)
Repayments of funding of capital expenditures by customer	—	—	—	—	—	(34,642)	—	(34,642)
Payment of premium on early retirement of debt	—	—	—	(10,000)	—	—	—	(10,000)
Capital contributions from parent companies	—	—	977,000	977,000	—	—	(1,954,000)	—
Principal payments on deferred satellite performance incentives	—	—	—	(3,145)	(3,144)	(7,214)	3,144	(10,359)
Principal payments on capital lease obligations	—	—	—	(4,023)	(4,023)	(29)	4,022	(4,053)
Dividends to shareholders	—	(64,000)	(248,919)	(248,919)	—	—	561,838	—

Net cash provided by (used in) financing activities	—	908,676	728,081	(295,811)	(12,167)	(71,018)	(1,386,819)	(129,058)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	296	—	296

Net change in cash and cash equivalents	5,130	8,968	—	(116,238)	(32,353)	(53,771)	32,352	(155,912)
Cash and cash equivalents, beginning of period	6,834	41,990	—	341,413	139,969	193,418	(139,968)	583,656

Cash and cash equivalents, end of period	$11,964	$50,958	$—	$225,175	$107,616	$139,647	$(107,616)	$427,744

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(95,488)	$—	$275,895	$249,858	$8,142	$(249,860)	$188,547

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	—	(63,965)	(63,965)	(1,044)	63,965	(65,009)
Advances to/from subsidiaries, net	30,859	—	(22,224)	(51,775)	(8,637)	51,777	—
Investment in subsidiaries	75,233	75,263	—	—	—	(150,496)	—

Net cash provided by (used in) investing activities	106,092	75,263	(86,189)	(115,740)	(9,681)	(34,754)	(65,009)

Cash flows from financing activities:
Repayment of long-term debt	—	—	(2,625)	—	—	—	(2,625)
Capital contributions from parent companies	—	—	—	—	30	(30)	—
Principal payments on deferred satellite performance incentives	—	—	(2,140)	(2,140)	—	2,140	(2,140)
Principal payments on capital lease obligations	—	—	(3,785)	(3,785)	—	3,785	(3,785)
Dividends to shareholders	—	(75,263)	(75,263)	—	—	150,526	—

Net cash provided by (used in) financing activities	—	(75,263)	(83,813)	(5,925)	30	156,421	(8,550)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	280	—	280

Net change in cash and cash equivalents	10,604	—	105,893	128,193	(1,229)	(128,193)	115,268
Cash and cash equivalents, beginning of period	65	—	341,204	7,501	18,801	(7,501)	360,070

Cash and cash equivalents, end of period	$10,669	$—	$447,097	$135,694	$17,572	$(135,694)	$475,338

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

In connection with the PanAmSat Acquisition Transactions, Intelsat Bermuda issued $750.0 million of 9 1/4% Senior Notes due 2016 (the “Bermuda 2016 Guaranteed Senior Notes”). The Bermuda 2016 Guaranteed Senior Notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat, its indirect wholly-owned subsidiary, Intelsat Sub Holdco and the Subsidiary Guarantors.

Separate financial statements of Intelsat, Intelsat Bermuda, Intelsat Sub Holdco and the Subsidiary Guarantors are not presented because management believes that such financial statement would not be material to investors.

Investments in subsidiaries in the following condensed consolidating financial information are accounted for under the equity method of accounting. Consolidating adjustments include the following:

•	elimination of investment in subsidiaries;

•	elimination of intercompany accounts;

•	elimination of intercompany sales between guarantor and non-guarantor subsidiaries; and

•	elimination of equity in earnings (loss) of subsidiaries.

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$11,964	$276,133	$225,175	$139,647	$(225,175)	$427,744
Receivables, net of allowance	4,790	174,310	174,310	126,029	(174,310)	305,129
Deferred income taxes	—	8,151	8,151	34,165	(8,151)	42,316
Prepaid expenses and other current assets	34	18,558	16,640	4,701	(16,731)	23,202
Intercompany receivables	—	1,104,230	1,156,885	—	(2,261,115)	—

Total current assets	16,788	1,581,382	1,581,161	304,542	(2,685,482)	798,391
Satellites and other property and equipment, net	—	2,671,838	2,671,838	1,929,538	(2,671,838)	4,601,376
Goodwill	—	110,929	110,929	3,792,838	(110,929)	3,903,767
Non-amortizable intangible assets	—	560,000	560,000	1,116,600	(560,000)	1,676,600
Amortizable intangible assets, net	—	437,156	437,156	301,091	(437,156)	738,247
Investment in affiliate	1,796,563	2,662,229	(5,995)	78,124	(4,452,797)	78,124
Other assets	—	155,513	61,649	97,593	(61,649)	253,106

Total assets	$1,813,351	$8,179,047	$5,416,738	$7,620,326	$(10,979,851)	$12,049,611

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$2,854	$51,122	$49,511	$127,751	$(49,603)	$181,635
Accrued interest payable	20,615	121,777	73,411	69,007	(73,411)	211,399
Current portion of long-term debt	—	14,851	14,851	201,942	(14,851)	216,793
Deferred satellite performance incentives	—	4,627	4,627	15,306	(4,627)	19,933
Other current liabilities	—	57,912	57,912	20,810	(57,912)	78,722
Intercompany payables	920,762	—	—	183,467	(1,104,229)	—

Total current liabilities	944,231	250,289	200,312	618,283	(1,304,633)	708,482
Long-term debt, net of current portion	1,554,743	5,842,952	1,907,727	3,650,840	(1,907,727)	11,048,535
Deferred satellite performance incentives, net of current portion	—	25,992	25,992	91,820	(25,992)	117,812
Deferred revenue, net of current portion	—	144,357	144,357	14,827	(144,357)	159,184
Deferred income taxes	—	7,377	7,377	447,022	(7,377)	454,399
Accrued retirement benefits	—	68,734	68,734	29,283	(68,734)	98,017
Other long-term liabilities	—	42,783	42,783	106,022	(42,783)	148,805

Total liabilities	2,498,974	6,382,484	2,397,282	4,958,097	(3,501,603)	12,735,234

Shareholder's equity (deficit):
Ordinary shares	12	12	12	50	(74)	12
Other shareholder's equity (deficit)	(685,635)	1,796,551	3,019,444	2,662,179	(7,478,174)	(685,635)

Total shareholder's equity (deficit)	(685,623)	1,796,563	3,019,456	2,662,229	(7,478,248)	(685,623)

Total liabilities and shareholder's equity (deficit)	$1,813,351	$8,179,047	$5,416,738	$7,620,326	$(10,979,851)	$12,049,611

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,834	$383,403	$341,413	$193,418	$(341,412)	$583,656
Receivables, net of allowance	4,800	176,404	176,404	119,814	(176,404)	301,018
Deferred income taxes	—	8,151	8,151	34,252	(8,151)	42,403
Prepaid expenses and other current assets	758	6,790	6,790	49,335	(6,790)	56,883
Intercompany receivables	—	992,740	1,037,008	—	(2,029,748)	—

Total current assets	12,392	1,567,488	1,569,766	396,819	(2,562,505)	983,960
Satellites and other property and equipment, net	—	2,852,338	2,852,338	1,876,802	(2,852,343)	4,729,135
Goodwill	—	110,929	110,929	3,797,103	(110,929)	3,908,032
Non-amortizable intangible assets	—	560,000	560,000	1,116,600	(560,000)	1,676,600
Amortizable intangible assets, net	—	455,858	455,858	329,146	(455,858)	785,004
Investment in affiliate	1,903,625	2,622,426	1,166	60,093	(4,519,792)	67,518
Other assets	—	163,799	94,881	87,356	(94,877)	251,159

Total assets	$1,916,017	$8,332,838	$5,644,938	$7,663,919	$(11,156,304)	$12,401,408

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$4,210	$94,309	$92,210	$229,117	$(92,211)	$327,635
Accrued interest payable	20,615	151,290	123,336	72,014	(123,337)	243,918
Current portion of long-term debt	—	16,630	16,630	53,188	(16,631)	69,817
Deferred satellite performance incentives	—	3,463	3,463	14,912	(3,464)	18,374
Other current liabilities	—	60,598	60,598	44,426	(60,597)	105,025
Intercompany payables	889,875	—	—	102,864	(992,739)	—

Total current liabilities	914,700	326,290	296,237	516,521	(1,288,979)	764,769
Long-term debt, net of current portion	1,542,659	5,856,531	2,916,531	3,810,607	(2,916,530)	11,209,798
Deferred satellite performance incentives, net of current portion	—	33,021	33,021	99,428	(33,021)	132,449
Deferred revenue, net of current portion	—	132,078	132,078	16,789	(132,078)	148,867
Deferred income taxes	—	7,373	7,373	452,833	(7,372)	460,207
Accrued retirement benefits	—	66,814	66,814	31,759	(66,814)	98,573
Other long-term liabilities	—	7,106	7,106	120,980	(7,106)	128,086

Total liabilities	2,457,359	6,429,213	3,459,160	5,048,917	(4,451,900)	12,942,749

Shareholder's equity (deficit):
Ordinary shares	12	24	12	50	(86)	12
Other shareholder's equity (deficit)	(541,353)	1,903,601	2,185,766	2,614,952	(6,704,318)	(541,353)

Total shareholder's equity (deficit)	(541,341)	1,903,625	2,185,778	2,615,002	(6,704,404)	(541,341)

Total liabilities and shareholder's equity (deficit)	$1,916,017	$8,332,838	$5,644,938	$7,663,919	$(11,156,304)	$12,401,408

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$313,462	$313,462	$333,356	$(417,058)	$543,222

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	72,934	72,934	114,256	(179,668)	80,456
Selling, general and administrative	7,521	12,905	9,464	36,091	(6,326)	59,655
Depreciation and amortization	—	118,652	118,652	76,137	(118,652)	194,789
Restructuring costs	—	39	39	2,278	(39)	2,317
Gain on undesignated interest rate swap	—	—	—	(8,560)	—	(8,560)

Total operating expenses	7,521	204,530	201,089	220,202	(304,685)	328,657

Income (loss) from operations	(7,521)	108,932	112,373	113,154	(112,373)	214,565
Interest expense, net	45,410	118,509	21,049	74,684	(21,049)	238,603
Subsidiary income	21,272	37,774	1,396	—	(60,442)	—
Other income, net	1	467	467	1,038	(467)	1,506

Income (loss) before income taxes	(31,658)	28,664	93,187	39,508	(152,233)	(22,532)
Provision for income taxes	16	7,392	7,392	1,734	(7,392)	9,142

Net income (loss)	$(31,674)	$21,272	$85,795	$37,774	$(144,841)	$(31,674)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$288,160	$288,160	$55,503	$(321,289)	$310,534

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	59,469	59,469	46,178	(119,032)	46,084
Selling, general and administrative	(7,799)	14,663	14,663	3,378	11,771	36,676
Depreciation and amortization	—	146,275	146,275	2,327	(146,275)	148,602

Total operating expenses	(7,799)	220,407	220,407	51,883	(253,536)	231,362

Income from operations	7,799	67,753	67,753	3,620	(67,753)	79,172
Interest expense, net	47,609	52,532	44,825	2,875	(44,825)	103,016
Subsidiary income (loss)	(2,875)	589	589	—	1,697	—
Other income (expense), net	—	(6,800)	(6,800)	204	6,800	(6,596)

Income (loss) before income taxes	(42,685)	9,010	16,717	949	(14,431)	(30,440)
Provision for income taxes	—	11,885	11,885	360	(11,885)	12,245

Net income (loss)	$(42,685)	$(2,875)	$4,832	$589	$(2,546)	$(42,685)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$607,734	$607,734	$646,955	$(800,963)	$1,061,460

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	138,711	138,711	223,774	(337,778)	163,418
Selling, general and administrative	12,478	25,204	18,390	74,352	(12,552)	117,872
Depreciation and amortization	—	238,541	238,541	151,851	(238,541)	390,392
Restructuring costs	—	106	106	7,037	(106)	7,143
Gain on undesignated interest rate swap	—	—	—	(6,727)	—	(6,727)

Total operating expenses	12,478	402,562	395,748	450,287	(588,977)	672,098

Income (loss) from operations	(12,478)	205,172	211,986	196,668	(211,986)	389,362
Interest expense, net	91,225	276,481	87,671	151,568	(87,670)	519,275
Subsidiary income (loss)	(43,013)	43,562	251	—	(800)	—
Other income (expense), net	1	(5,462)	(5,462)	2,132	5,463	(3,328)

Income (loss) before income taxes	(146,715)	(33,209)	119,104	47,232	(119,653)	(133,241)
Provision for income taxes	31	9,804	9,804	3,670	(9,804)	13,505

Net income (loss)	$(146,746)	$(43,013)	$109,300	$43,562	$(109,849)	$(146,746)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$548,539	$548,539	$107,087	$(613,185)	$590,980

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	121,793	121,793	90,532	(232,923)	101,195
Selling, general and administrative	1,582	22,054	22,054	6,521	24,430	76,641
Depreciation and amortization	—	298,834	298,834	4,372	(298,834)	303,206

Total operating expenses	1,582	442,681	442,681	101,425	(507,327)	481,042

Income (loss) from operations	(1,582)	105,858	105,858	5,662	(105,858)	109,938
Interest expense, net	94,081	109,383	94,083	5,375	(94,084)	208,838
Subsidiary income (loss)	(37,133)	538	538	—	36,057	—
Other income (expense), net	—	(12,645)	(12,645)	490	12,644	(12,156)

Income (loss) before income taxes	(132,796)	(15,632)	(332)	777	36,927	(111,056)
Provision for income taxes	—	21,501	21,501	239	(21,501)	21,740

Net income (loss)	$(132,796)	$(37,133)	$(21,833)	$538	$58,428	$(132,796)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(58,870)	$45,905	$217,532	$226,180	$(217,532)	$213,215

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	(37,959)	(37,959)	(203,584)	37,959	(241,543)
Other investing activity	—	—	—	1,178	—	1,178
Advances to/from subsidiaries	—	—	—	(6,823)	6,823	—
Investment in subsidiaries	64,000	(728,081)	—	(728,081)	1,392,162	—

Net cash provided by (used in) investing activities	64,000	(766,040)	(37,959)	(937,310)	1,436,944	(240,365)

Cash flows from financing activities:
Repayment of long-term debt	—	(1,606,724)	(1,006,724)	(27,162)	1,006,724	(1,633,886)
Proceeds from bond issuance	—	1,595,000	—	—	—	1,595,000
Repayment of credit facility borrowings	—	58,017	—	—	(58,017)	—
Proceeds from credit facility revolver loan	—	(51,194)	—	—	51,194	—
New debt issuance costs	—	(29,147)	—	(1,971)	—	(31,118)
Repayments of funding of capital expenditures by customer	—	—	—	(34,642)	—	(34,642)
Payment of premium on early retirement of debt	—	(10,000)	(10,000)	—	10,000	(10,000)
Capital contributions from parent companies	—	977,000	977,000	977,000	(2,931,000)	—
Principal payments on deferred satellite performance incentives	—	(3,145)	(3,145)	(7,214)	3,145	(10,359)
Principal payments on capital lease obligations	—	(4,023)	(4,023)	(29)	4,022	(4,053)
Dividends to shareholders	—	(312,919)	(248,919)	(248,919)	810,757	—

Net cash provided by (used in) financing activities	—	612,865	(295,811)	657,063	(1,103,175)	(129,058)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	296	—	296

Net change in cash and cash equivalents	5,130	(107,270)	(116,238)	(53,771)	116,237	(155,912)
Cash and cash equivalents, beginning of period	6,834	383,403	341,413	193,418	(341,412)	583,656

Cash and cash equivalents, end of period	$11,964	$276,133	$225,175	$139,647	$(225,175)	$427,744

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(95,488)	$275,895	$275,895	$8,142	$(275,897)	$188,547

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	(63,965)	(63,965)	(1,044)	63,965	(65,009)
Advances to/from subsidiaries, net	30,859	(22,224)	(22,224)	(8,637)	22,226	—
Investment in subsidiaries	75,233	—	—	—	(75,233)	—

Net cash provided by (used in) investing activities	106,092	(86,189)	(86,189)	(9,681)	10,958	(65,009)

Cash flows from financing activities:
Repayment of long-term debt	—	(2,625)	(2,625)	—	2,625	(2,625)
Capital contributions from parent companies	—	—	—	30	(30)	—
Principal payments on deferred satellite performance incentives	—	(2,140)	(2,140)	—	2,140	(2,140)
Principal payments on capital lease obligations	—	(3,785)	(3,785)	—	3,785	(3,785)
Dividends to shareholders	—	(75,263)	(75,263)	—	150,526	—

Net cash provided by (used in) financing activities	—	(83,813)	(83,813)	30	159,046	(8,550)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	280	—	280

Net change in cash and cash equivalents	10,604	105,893	105,893	(1,229)	(105,893)	115,268
Cash and cash equivalents, beginning of period	65	341,204	341,204	18,801	(341,204)	360,070

Cash and cash equivalents, end of period	$10,669	$447,097	$447,097	$17,572	$(447,097)	$475,338

(Certain totals may not add due to the effects of rounding)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements and their notes included elsewhere in this Quarterly Report. The following discussion and analysis relates to periods both prior to and after the completion of the PanAmSat Acquisition Transactions and the Merger Transaction, each as defined below, which were completed on July 3, 2006. See “Forward-Looking Statements” for a discussion of factors that could cause our future financial condition and results of operations to be different from those discussed below. Certain monetary amounts, percentages and other figures included in this Quarterly Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them. Unless otherwise indicated, all references to “dollars” and “$” in this Quarterly Report are to, and all monetary amounts in this Quarterly Report are presented in, U.S. dollars.

Overview

We are the largest provider of fixed satellite communications services worldwide, supplying video, data and voice connectivity in approximately 200 countries and territories for over 1,800 customers, many of which we have had relationships with for over 30 years. Our global communications network includes 52 satellites in orbit, leased capacity on one additional satellite owned by another satellite operator and ground facilities related to the operation and control of our satellites. We have the largest, most flexible and one of the most reliable satellite fleets in the world, which covers over 99% of the world’s population. Our satellite fleet is operated via ground facilities used to monitor and control our satellites and is complemented by a terrestrial network of teleports, points of presence and leased fiber links for the provision of our hybrid managed services. We have undertaken a number of strategic initiatives to expand our business regionally and by customer set, including the acquisition of satellites serving North America, the acquisition of a satellite service provider to the government sector, and most recently the PanAmSat Acquisition Transactions.

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

In addition, on July 3, 2006, we incurred substantial debt to finance this acquisition, including $260.0 million principal amount of Floating Rate Senior Notes due 2013, $1.33 billion principal amount of 11 1/4% Senior Notes due 2016 and $750.0 million principal amount of 9 1/4% Senior Notes due 2016, issued by Intelsat Bermuda, referred to collectively as the Intelsat Bermuda Senior Notes; $575.0 million in aggregate principal amount of 9% Senior Notes due 2016 issued by PanAmSat Opco, referred to as the Intelsat Corp 2016 Senior Notes; and a borrowing by Intelsat Bermuda under a new $600.0 million senior unsecured credit facility, referred to as the Senior Unsecured Bridge Loan. In connection with the PanAmSat Acquisition Transactions, Intelsat Sub Holdco also terminated its prior senior secured credit facilities and entered into new senior secured credit facilities under a credit agreement referred to as the New Sub Holdco Credit Agreement, and PanAmSat Opco amended and restated its existing senior secured credit facilities, under a credit agreement referred to as the Intelsat Corp Amended and Restated Credit Agreement, to change certain of the terms thereunder. We refer to these transactions and the Merger Transaction collectively as the PanAmSat Acquisition Transactions. We are a significantly more highly leveraged company than we were prior to the acquisition, and this will result in a significant increase in our interest expense in future periods.

Following consummation of the PanAmSat Acquisition Transactions, Intelsat General Corporation, a wholly-owned indirect subsidiary of Intelsat Sub Holdco and referred to as IGen, acquired G2 Satellite Solutions Corporation, a subsidiary of PanAmSat Opco and the government services business of PanAmSat Opco, for cash consideration of $73.0 million by means of a merger in which G2 Satellite Solutions Corporation merged into IGen with IGen continuing as the surviving entity.

On May 30, 2006, PanAmSat Holdco commenced a tender offer, referred to as the Tender Offer, to purchase any and all of its then outstanding $416.0 million aggregate principal amount at maturity ($289.5 million accreted principal amount at March 31, 2006) 10 3/8 % Senior Discount Notes due 2014, referred to as the 10 3/8% discount notes, for cash. Approximately 99.65% of the outstanding 10 3/8% discount notes were repurchased by PanAmSat Holdco upon completion of the Tender Offer on July 3, 2006. The 10 3/8% discount notes not tendered to PanAmSat Holdco in the Tender Offer, or approximately $1.5 million aggregate principal amount, were repurchased by PanAmSat Holdco on August 29, 2006.

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

Following the completion of the PanAmSat Acquisition Transactions, substantially all of the employees of Intelsat Global Service Corporation, an indirect subsidiary of Intelsat Bermuda, were transferred to PanAmSat Opco on July 3, 2006 pursuant to an employee transfer agreement. In addition, substantially all of the direct and indirect subsidiaries of Intelsat Holdings entered into a master intercompany services agreement pursuant to which these entities provide services to each other. In each case, services are provided on terms that are not materially less favorable to each party than are available on an arm’s length basis and on terms that the relevant boards of directors have determined to be fair.

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

The purchase price and related costs of the PanAmSat Acquisition Transactions were allocated to the assets acquired and liabilities assumed at the time of the acquisition based on management’s best estimates of fair value, which were based in part on the work of third-party appraisers. More specifically, PanAmSat assets and liabilities were adjusted to fair value as of the closing date of the PanAmSat Acquisition Transactions. As a result of these adjustments, our depreciation and amortization expense have increased significantly.

In connection with and since the closing of the PanAmSat Acquisition Transactions, Intelsat Holdings has entered into share-based compensation arrangements under its existing 2005 Share Incentive Plan with certain directors, officers and key employees of Intelsat Holdings and its subsidiaries. In the aggregate, these arrangements outstanding as of June 30, 2007 provided for the issuance of approximately 4% of the outstanding voting equity of Intelsat Holdings. Since awards made consist of share and share-based compensation grants of our parent, Intelsat Holdings, compensation costs for vested awards and any costs to repurchase shares will be reflected as capital contributions in our consolidated financial statements.

We have identified various cost-saving initiatives that have been or will be implemented in connection with the integration process following the closing of the PanAmSat Acquisition Transactions. These initiatives include workforce reductions and related salary and benefit savings, insurance costs, operating expense reductions due to consolidation of facilities, and cost savings expected to result from the implementation of improved operating processes and conforming policies in both companies to achieve best practices. We believe we can realize approximately $92 million in estimated annual net operating cost savings, compared to both companies’ costs prior to the Merger Transaction, in the near to medium term resulting from the PanAmSat Acquisition Transactions.

In order to achieve these expected annual savings, we believe it will be necessary for the combined company to incur approximately $180 million in one-time expenditures including $40 to $45 million in capital expense. Approximately $35 million of these costs were incurred by PanAmSat prior to the closing of the PanAmSat Acquisition Transactions. The remainder of these costs for the combined company have included and are expected to include staff related costs, such as relocation, retention and severance, necessary to achieve a fully integrated and reduced workforce; satellite control facilities integration costs; system integration costs; professional fees and costs associated with early termination of existing leases and other binding commitments.

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

The BC Share Purchase Agreement

On June 19, 2007, Intelsat Holdings entered into a Share Purchase Agreement (the “BC Share Purchase Agreement”) with Serafina Holdings Limited (“Parent”), Serafina Acquisition Limited (“Buyer”), a wholly-owned subsidiary of Parent, and certain shareholders of Intelsat Holdings. Parent and Buyer are affiliates of funds advised by BC Partners Ltd. The BC Share Purchase Agreement provides for the acquisition of Intelsat Holdings’ shares by Buyer and Parent for consideration consisting of cash and Parent stock. Of the total consideration value to be received by current shareholders of Intelsat Holdings of approximately $5.025 billion, at least $4.6 billion is expected to be paid in cash with the remainder to be paid in Parent stock and options (representing up to 27% of the fully diluted equity of Parent as of the closing) as consideration for their shares, subject to certain closing adjustments. Although Parent has informed Intelsat Holdings that its equity syndication process is not yet complete, it is possible that one or more additional equity investors not affiliated with BC Partners Ltd. may commit to acquire a portion of the equity of Parent at the closing. If this occurs, the amount of cash received by the current shareholders of Intelsat Holdings would exceed $4.6 billion by such additional equity investment and the amount of Parent stock and options received by current shareholders of Intelsat Holdings would be correspondingly reduced. Parent has informed Intelsat Holdings that it currently expects that the total amount of Parent stock and options to be received by the Sponsors in the transaction will be approximately 5.5 % or less of Parent’s fully diluted equity. The term “Sponsors” refers collectively to Apax Partners Worldwide LLP and Apax Partners, L.P., Apollo Management V, L.P., MDP Global Investors Limited, and Permira Advisers LLC.

The consummation of the transaction is subject to customary closing conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and the receipt of approvals from the Federal Communications Commission and under Section 721 of the Defense Production Act of 1950, as amended, and is currently expected to occur in the fourth quarter of 2007 or the first quarter of 2008. Intelsat Holdings and the shareholders that are party to the BC Share Purchase Agreement have made certain customary representations and warranties in the BC Share Purchase Agreement to Parent and Buyer, and Intelsat Holdings has agreed to certain covenants, including, among others, covenants regarding operation of the business of Intelsat Holdings and its subsidiaries prior to the consummation of the transaction. Intelsat Holdings may be liable to Buyer and Parent in the event of certain breaches of such representations, warranties and covenants up to a maximum liability of $250 million.

The Buyer has informed Intelsat Holdings that Parent and Buyer received equity commitments in connection with the execution of the transaction in the amount of $1.1 billion in cash, and debt financing commitments in the amount of approximately $5.11 billion, the proceeds of which will be used to fund the cash portion of the transaction, repay certain indebtedness of Intelsat Holdings and its subsidiaries and pay certain transaction fees and expenses. The funding of the commitments is subject to certain conditions, including satisfaction of the conditions to the transaction. The debt commitments contemplate that, immediately following the transaction, Intelsat Holdings’ indirect subsidiary, Intelsat Bermuda, will transfer substantially all of its assets to a new wholly-owned indirect subsidiary, and that subsidiary will assume substantially all of the liabilities (including all existing indebtedness) of Intelsat Bermuda. It is currently expected that Intelsat Bermuda will then assume the new indebtedness issued by Parent or Buyer in connection with the transaction in the amount of approximately $5.11 billion.

The Buyer has also informed Intelsat Holdings that it expects that, in connection with the transaction, approximately $860 million of the Floating Rate Notes due 2013 and the Floating Rate Notes due 2015 of Intelsat Bermuda will be retired or defeased and the $400.0 million 5.25% Senior Notes due 2008 of Intelsat will be retired or defeased. The transaction is expected to result in a “change of control” under the various indentures and credit agreements governing the indebtedness of Intelsat Holdings and its subsidiaries that contain “change of control” provisions. The Buyer has informed Intelsat Holdings that it has obtained debt financing commitments to backstop all indebtedness of Intelsat Holdings and its subsidiaries that may be subject to such a “change of control” provision. As a result of the anticipated financings, Intelsat’s total indebtedness is expected to increase by approximately $3.85 billion at closing. All indebtedness of Intelsat and its subsidiaries not otherwise refinanced or repaid will remain outstanding.

The two monitoring fee agreements to which Intelsat Bermuda and Intelsat Sub Holdco are party, together with the Sponsors or affiliates of, or entities advised by, designated by, or associated with the Sponsors as the case may be (collectively the “MFA parties”), are expected to be terminated upon consummation of this transaction and Parent, Buyer, Intelsat Holdings and the Sponsors have agreed to waive the lump sum payment provisions upon termination in connection with the closing of the transaction.

In addition, we expect all restricted performance shares issued under the Intelsat Holdings 2005 Share Incentive Plan (the “2005 Share Plan”) to vest upon consummation of the transaction. Vesting in share-based compensation arrangements (“SCAs”) issued under the 2005 Share Plan will double at consummation of the transaction if the awardee is employed at the date of the consummation. At the employee’s election, the vested SCAs may be converted into a right to receive cash in an amount equal to the excess of the per share price of the transaction over the exercise price. Vested restricted shares (including time and performance vesting shares) are expected to be purchased at the per share price specified by the BC Share Purchase Agreement. The vesting and modification of these awards will occur upon the expected consummation of a business combination, at which time we would record compensation expense. Assuming a December 19, 2007 closing date, we currently expect up to $197 million to be paid and expensed at closing of the transaction.

There can be no assurance that the transaction contemplated by the BC Share Purchase Agreement will be completed. In the event that it is completed, we will become a more highly leveraged company and it will result in a significant increase in our interest expense in future periods.

Results of Operations

Three and Six Months Ended June 30, 2006 and 2007

The following table sets forth our comparative statements of operations for the three months ended June 30, 2006 and 2007, with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented:

	Three Months Ended June 30,
	2006	2007	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Revenue	$310,534	$543,222	$232,688	75%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	46,084	80,456	34,372	75
Selling, general and administrative	36,676	59,655	22,979	63
Depreciation and amortization	148,602	194,789	46,187	31
Restructuring costs	—	2,317	2,317	NM
Gain on undesignated interest rate swap	—	(8,560)	(8,560)	NM

Total operating expenses	231,362	328,657	97,295	42

Income from operations	79,172	214,565	135,393	171
Interest expense, net	103,016	238,603	135,587	132
Other income (expense), net	(6,596)	1,506	8,102	(123)

Loss before income taxes	(30,440)	(22,532)	7,908	(26)
Provision for income taxes	12,245	9,142	(3,103)	(25)

Net loss	$(42,685)	$(31,674)	$11,011	(26)%

The following table sets forth our comparative statements of operations for the six months ended June 30, 2006 and 2007, with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented:

	Six Months Ended June 30,
	2006	2007	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Revenue	$590,980	$1,061,460	$470,480	80%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	101,195	163,418	62,223	61
Selling, general and administrative	76,641	117,872	41,231	54
Depreciation and amortization	303,206	390,392	87,186	29
Restructuring costs	—	7,143	7,143	NM
Gain on undesignated interest rate swap	—	(6,727)	(6,727)	NM

Total operating expenses	481,042	672,098	191,056	40

Income from operations	109,938	389,362	279,424	254
Interest expense, net	208,838	519,275	310,437	149
Other expense, net	(12,156)	(3,328)	8,828	(73)

Loss before income taxes	(111,056)	(133,241)	(22,185)	20
Provision for income taxes	21,740	13,505	(8,235)	(38)

Net loss	$(132,796)	$(146,746)	$(13,950)	11%

Revenue

The following table sets forth our comparative revenue by service type for the three months ended June 30, 2006 and 2007 with increase (decrease) and percentage changes between periods presented:

	Three Months Ended June 30,
	2006	2007	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Transponder services	$196,865	$410,110	$213,245	108%
Channel	66,727	41,200	(25,527)	(38)
Managed services	34,895	65,742	30,847	88
Mobile satellite services and other	12,047	26,170	14,123	117

Total	$310,534	$543,222	$232,688	75%

The following table sets forth our comparative revenue by service type for the six months ended June 30, 2006 and 2007 with increase (decrease) and percentage changes between periods presented:

	Six Months Ended June 30,
	2006	2007	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Transponder services	$386,690	$806,754	$420,064	109%
Channel	115,359	84,768	(30,591)	(27)
Managed services	66,225	124,051	57,826	87
Mobile satellite services and other	22,706	45,887	23,181	102

Total	$590,980	$1,061,460	$470,480	80%

Revenue increased by $232.7 million, or 75%, to $543.2 million for the three months ended June 30, 2007 from $310.5 million for the three months ended June 30, 2006. The increase was primarily due to the impact of the PanAmSat Acquisition Transactions. The operations of the former PanAmSat Holdco business contributed approximately $223.1 million to the revenue increase. Transponder services revenue increased by $213.2 million to $410.1 million for the three months ended June 30, 2007 as compared to $196.9 million for the three months ended June 30, 2006, primarily driven by $194.7 million in additional revenue due to the acquired operations of PanAmSat Holdco, while strong demand also contributed to the revenue growth. Managed services revenue increased $30.8 million to $65.7 million for the three months ended June 30, 2007 from $34.9 million for the three months ended June 30, 2006. In addition to the revenue increase which resulted from the acquired operations of PanAmSat Holdco, increases resulted from both new customers and new business generated from existing customers. Our legacy channel services revenue declined by $25.5 million to $41.2 million for the three months ended June 30, 2007 as compared to $66.7 million for the three months ended June 30, 2006. The decrease was due primarily to unusually high channel services revenue in 2006 driven by a termination fee of $20.6 million associated with a specific customer contract that was terminated early. Additionally, the decline in legacy channel services revenue reflected the continued migration of point-to-point satellite traffic to fiber optic cables across transoceanic routes, a trend which we expect will continue, and the continued optimization of customer networks. Mobile satellite services and other revenue increased by $14.1 million to $26.2 million for the three months ended June 30, 2007 as compared to $12.0 million for the three months ended June 30, 2006.

Revenue increased by $470.5 million, or 80%, to $1.1 billion for the six months ended June 30, 2007 from $591.0 million for the six months ended June 30, 2006. The operations of the former PanAmSat Holdco business contributed approximately $438.8 million to the revenue increase. Transponder services revenue increased $420.1 million to $806.8 million, from $386.7 million, or 109%, primarily driven by $387.1 million due to the acquired operations of PanAmSat Holdco for the six months ended June 30, 2007, while strong demand also contributed to the revenue growth. Managed services revenue increased $57.8 million, or 87%, to $124.1 million for the six months ended June 30, 2007 from $66.2 million for the six months ended June 30, 2006. In addition to the revenue increase which resulted from the acquired operations of PanAmSat Holdco, increases resulted from both new customers and new business generated from existing customers. Our legacy channel services revenue declined by $30.6 million to $84.8 million for the six months ended June 30, 2007 as compared to $115.4 million for the six months ended June 30, 2006. The decrease was due primarily to unusually high channel services revenue in 2006 driven by a termination fee of $20.6 million associated with a specific customer contract that was terminated early. Additionally, the decline in legacy channel services revenue reflected the continued migration of point-to-point satellite traffic to fiber optic cables across transoceanic routes, a trend which we expect will continue, and the continued optimization of customer networks. Mobile satellite services and other revenue increased by $23.2 million to $45.9 million for the six months ended June 30, 2007 as compared to $22.7 million for the six months ended June 30, 2006.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue increased by $34.4 million, or 75%, to $80.5 million for the three months ended June 30, 2007 from $46.1 million for the three months ended June 30, 2006. The increase was due primarily to the acquired PanAmSat Holdco operations. Increases included higher staff-related expenses of $11.9 million driven by an increase in the number of employees that directly support our satellite operations due to the acquisition of the PanAmSat Holdco operations. Further increases in cost of sales of $11.7 million were due to higher costs associated with increased satellite-related services revenue, including launch services, customer premise equipment and related services. Further increases included higher office, operational, and occupancy expenses of $3.0 million and $7.1 million in higher earth station operating expenses due to the increase in the number of owned and leased teleports and other operational locations.

Direct costs of revenue increased by $62.2 million, or 61%, to $163.4 million for the six months ended June 30, 2007 from $101.2 million for the six months ended June 30, 2006. The increase was due primarily to the acquired PanAmSat Holdco operations as described above. Increases included higher staff-related expenses of $18.8 million driven by an increase in the number of employees that directly support our satellite operations due to the acquisition of the PanAmSat Holdco operations. Further increases in cost of sales of $22.8 million were due to higher costs associated with increased satellite-related services revenue, including launch services, customer premise equipment and related services. Further increases included higher office, operational, and occupancy expenses of $5.2 million and $12.1 million in higher earth station operating expenses due to the increase in the number of owned and leased teleports and other operational locations, and $3.6 million of higher insurance costs related to Galaxy 16.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $23.0 million, or 63%, to $59.7 million for the three months ended June 30, 2007 from $36.7 million for the three months ended June 30, 2006. The increase was due in part to the acquired PanAmSat Holdco operations, which entailed higher staff related expenses of $4.6 million due to an increase in the number of employees and higher office, operational, and occupancy expenses of $1.1 million. In addition, other increases included new monitoring fees of $3.5 million, and expenses related to the integration efforts, other non-recurring projects, Sarbanes-Oxley Act compliance efforts and business operations of $8.0 million.

Selling, general and administrative expenses increased by $41.2 million, or 54%, to $117.9 million for the six months ended June 30, 2007 from $76.6 million for the six months ended June 30, 2006. The increase was due in part to the acquired PanAmSat Holdco operations, which entailed higher staff related expenses of $6.3 million due to an increase in the number of employees and higher office, operational, and occupancy expenses of $2.0 million. In addition, other increases included new monitoring fees of $6.7 million, and expenses related to the integration efforts, Sarbanes-Oxley Act compliance efforts and business operations of $13.3 million. Bad debt expenses increased $6.6 million related to an increase in delinquent payments from certain customers as well as the addition of the receivables from the acquired operations of PanAmSat Holdco.

Depreciation and Amortization

Depreciation and amortization increased by $46.2 million, or 31%, to $194.8 million for the three months ended June 30, 2007 from $148.6 million for the three months ended June 30, 2006. The increase resulted primarily from the PanAmSat Acquisition Transactions, including an increase of $53.8 million of satellite depreciation due to the addition of PanAmSat’s 24 satellites to our fleet, offset by $22.6 million lower depreciation in 2007 for fully depreciated assets, and an increase of $14.0 million in amortization of intangible assets primarily as a result of acquired customer relationships and increased revenue backlog.

Depreciation and amortization increased by $87.2 million, or 29%, to $390.4 million for the six months ended June 30, 2007 from $303.2 million for the six months ended June 30, 2006. The increase resulted primarily from the PanAmSat Acquisition Transactions, including an increase of $107.6 million of satellite depreciation due to the addition of PanAmSat’s 24 satellites to our fleet, offset by $44.7 million lower depreciation in 2007 for fully depreciated assets, and an increase of $28.1 million in amortization of intangible assets primarily as a result of acquired customer relationships and increased revenue backlog.

Restructuring and Transaction Costs

Restructuring costs were $2.3 million and $7.1 million for the three and six months ended June 30, 2007. The costs incurred during 2007 related primarily to severance and facility closing costs associated with the PanAmSat Acquisition Transactions. There were no comparable amounts during the prior year periods.

Gain on Undesignated Interest Rate Swap

During the three months and six months ended June 30, 2007, we recorded a gain on an undesignated interest rate swap of $8.6 million and $6.7 million, respectively. We acquired, as part of the PanAmSat Acquisition Transactions, an existing $1.25 billion notional amount interest rate swap agreement to swap a floating rate obligation into a fixed rate obligation. This interest rate swap has been ineffective against the underlying debt, under provisions in Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities as amended and interpreted, since the PanAmSat Acquisition Transactions, and had previously been ineffective for PanAmSat prior to its acquisition by us. The notional amount of the swap agreement will amortize down to $625.0 million from March 2008 until its expiration in March 2010. We may be subject to either gains or losses in future periods as market conditions change and the swap agreement remains ineffective. We did not have any interest rate swap agreements prior to the PanAmSat Acquisition Transactions and accordingly did not have any gain or loss on undesignated interest rate swap in the comparable prior period.

Income from Operations

Our income from operations was $214.6 million for the three months ended June 30, 2007 compared to $79.2 million for the three months ended June 30, 2006. This increase of $135.4 million was principally due to increased revenue related to the acquired PanAmSat Holdco operations as described above, and a gain on undesignated interest rate swap, partially offset by increases in direct costs of revenue (exclusive of depreciation and amortization); selling, general and administrative expenses; depreciation and amortization; and restructuring costs.

Our income from operations was $389.4 million for the six months ended June 30, 2007 compared to $109.9 million for the six months ended June 30, 2006. This increase of $279.4 million was principally due to increased revenue related to the acquired PanAmSat Holdco operations, as described above, and a gain on undesignated interest rate swap, partially offset by increases in direct costs of revenue (exclusive of depreciation and amortization); selling, general and administrative expenses; depreciation and amortization; and restructuring costs.

Interest Expense, Net

We incurred $238.6 million of net interest costs during the three months ended June 30, 2007. Net interest expense consists of the gross interest costs we incur less the amount of interest we capitalize related to capital assets under construction and less interest income for the year. Interest expense, net increased $135.6 million, or 132%, from $103.0 million for the three months ended June 30, 2006. The increase in interest expense was principally due to the incurrence or assumption of approximately $6.4 billion of additional debt in connection with the PanAmSat Acquisition Transactions. The non-cash portion of interest expense of $20.0 million included the amortization and accretion of discounts and premiums recorded on existing debt. These increases were partially offset by $15.1 million of interest that was capitalized during the three months ended June 30, 2007 as compared to $2.8 million during the three months ended June 30, 2006.

We incurred $519.3 million of net interest costs during the six months ended June 30, 2007. Interest expense, net increased $310.4 million, or 149%, from $208.8 million for the six months ended June 30, 2006. The increase in interest expense was principally due to the incurrence or assumption of approximately $6.4 billion of additional debt in connection with the PanAmSat Acquisition Transactions. Interest expense during the six months ended June 30, 2007 also included $28.1 million associated with the write-off of financing costs due to refinancing activity and a $10.0 million redemption premium on the $1.0 billion of Intelsat Sub Holdco’s Floating Rate Senior Notes due 2012 that were redeemed. Furthermore, the non-cash portion of interest expense of $38.3 million included the amortization and accretion of discounts and premiums recorded on existing debt. These increases were partially offset by $26.8 million of interest capitalized during the six months ended June 30, 2007 as compared to $5.2 million during the six months ended June 30, 2006.

Other Income (Expense), Net

Other income (expense), net was $1.5 million income for the three months ended June 30, 2007 compared to $6.6 million net expense for the three months ended June 30, 2006. This $8.1 million increase primarily relates to a decrease of $7.9 million in equity method losses from our investment in satellite-based broadband services provider, WildBlue Communications, Inc., or WildBlue, from the three months ended June 30, 2006 as compared to the three months ended June 30, 2007. During the three months ended June 30, 2007, cumulative equity method losses exceeded our original investment and, as a result, no additional losses from WildBlue were recognized.

Other income (expense), net was $3.3 million net expense for the six months ended June 30, 2007 compared to $12.2 million net expense for the six months ended June 30, 2006. This $8.8 million decrease primarily relates to the decrease in equity method losses from our WildBlue investment described above.

Income Taxes

Our provision for income taxes decreased by $3.1 million to $9.1 million for the three months ended June 30, 2007 from $12.2 million for the three months ended June 30, 2006 and decreased by $8.2 million to $13.5 million for the six months ended June 30, 2007 from $21.7 million for the six months ended June 30, 2006. The decrease in expense was principally due to book losses at Intelsat Holding Corporation and subsidiaries, partially offset by higher earnings in our historical subsidiaries subject to U.S. and U.K. tax as compared to the comparable prior year periods. Because Bermuda does not currently impose an income tax, our statutory tax rate was zero. The difference between tax expense reported in our consolidated statements of operations and tax computed at statutory rates was attributable to the provision for foreign taxes, which were principally U.S. and U.K. taxes, as well as withholding taxes on revenue earned in many of our foreign markets.

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

A reconciliation of net loss to EBITDA for the three and six months ended June 30, 2006 and 2007 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(in thousands)
Net loss	$(42,685)	$(31,674)	$(132,796)	$(146,746)
Add:
Interest expense, net	103,016	238,603	208,838	519,275
Provision for income taxes	12,245	9,142	21,740	13,505
Depreciation and amortization	148,602	194,789	303,206	390,392

EBITDA	$221,178	$410,860	$400,988	$776,426

EBITDA of $410.9 million for the three months ended June 30, 2007 reflected an increase of $189.7 million, or 86%, from $221.2 million for the three months ended June 30, 2006. EBITDA of $776.4 million for the six months ended June 30, 2007 reflected an increase of $375.4 million, or 94%, from $401.0 million for the six months ended June 30, 2006. These increases were primarily attributable to the PanAmSat Acquisition Transactions.

Liquidity and Capital Resources

Cash Flow Items

Net cash provided by operating activities of $213.2 million for the six months ended June 30, 2007 reflected an increase of $24.7 million from $188.5 million for the six months ended June 30, 2006. The increase was primarily due to the impact on operating cash flow of the acquired PanAmSat Holdco operations. For the six months ended June 30, 2006, net cash provided by operating activities was principally comprised of $132.8 million in net loss, $303.2 million in depreciation and amortization, $8.0 million in compensation costs associated with the repurchase of shares of Intelsat Holdings, $34.7 million of non-cash amortization of bond discount and issuance costs, a decrease in cash flows from operating assets and liabilities of $37.7 million and $14.1 million in our share in losses of WildBlue. For the six months ended June 30, 2007, net cash provided by operating activities was principally comprised of $146.7 million in net loss, $390.4 million in depreciation and amortization, $1.8 million in deferred income tax expense, $65.6 million of non-cash amortization of bond discount and issuance costs, a decrease in cash flows from operating assets and liabilities of $114.6 million and $6.9 million in our share in losses of WildBlue.

Net cash used in investing activities increased $175.4 million to $240.4 million for the six months ended June 30, 2007 from $65.0 million for the six months ended June 30, 2006. This increase reflected the increased capital expenditures for the satellites under construction in 2007.

Net cash used in financing activities was $129.1 million for the six months ended June 30, 2007 compared to cash used in financing activities of $8.6 million for the six months ended June 30, 2006. Our financing activities for the six months ended June 30, 2007 primarily included $1.6 billion of proceeds from borrowings, offset by $1.6 billion of repayments on debt and $31.1 million in new debt issuance costs in connection with the Refinancings. During the six months ended June 30, 2007, we also repaid $34.6 million of funding of capital expenditures to a customer and incurred a $10.0 million premium on early retirement of debt. Our financing activities for the six months ended June 30, 2006 consisted of debt repayments of $2.6 million, $3.8 million of payments for capital lease obligations and $2.1 million of payments for deferred satellite performance incentives.

Receivables

Our net receivables totaled $301.0 million at December 31, 2006. Of this amount, gross trade receivables, consisting of total billed and unbilled service charges, were $322.3 million at December 31, 2006. The remaining balance represented the allowance for doubtful accounts and other receivables. Our net receivables totaled $305.1 million at June 30, 2007. Of this amount, gross trade receivables, consisting of total billed and unbilled service charges, were $330.9 million at June 30, 2007. The remaining balance represented the allowance for doubtful accounts and other receivables.

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

Sub Holdco Adjusted EBITDA was $447.0 million and $472.7 million for the six months ended June 30, 2006 and 2007, respectively. Intelsat Bermuda Adjusted EBITDA was $445.5 million and $811.9 million for the six months ended June 30, 2006 and 2007, respectively. A reconciliation of net cash provided by Intelsat, Ltd. operating activities to Intelsat, Ltd. net loss, Intelsat, Ltd. net loss to Intelsat, Ltd. EBITDA, Intelsat, Ltd. EBITDA to Intelsat Bermuda Adjusted EBITDA, and Intelsat Bermuda Adjusted EBITDA to Sub Holdco Adjusted EBITDA for the six months ended June 30, 2006 and 2007 is as follows:

	Six Months Ended June 30,
	2006	2007
	(in thousands)
Reconciliation of net cash provided by operating activities to net loss:
Net cash provided by operating activities	$188,547	$213,215
Depreciation and amortization	(303,206)	(390,392)
Provision for doubtful accounts	851	(6,277)
Foreign currency transaction gain	280	296
Gain (loss) on disposal of assets	(11)	25
Share-based compensation expense	(110)	(2,524)
Compensation cost paid by parent	(7,992)	(288)
Deferred income taxes	—	1,827
Amortization and write-off of bond discount and issuance costs	(34,713)	(65,615)
Share in losses of affiliates	(14,134)	(6,931)
Gain on undesignated interest rate swap	—	6,727
Loss on prepayment of debt and other non-cash items	—	(11,378)
Changes in operating assets and liabilities	37,692	114,569

Intelsat, Ltd. net loss	(132,796)	(146,746)

Add:
Interest expense, net (1)	208,838	519,275
Provision for income taxes	21,740	13,505
Depreciation and amortization	303,206	390,392

Intelsat, Ltd. EBITDA	400,988	776,426

Add (Subtract):
Parent and intercompany expenses, net (2)	7,866	7,006
Compensation and benefits (3)	2,057	3,571
Restructuring costs (4)	—	7,143
Acquisition related expenses (5)	6,000	12,987
Equity investment losses (6)	14,134	7,331
Gain on undesignated interest rate swap (7)	—	(6,727)
Non-recurring and other non-cash items (8)	15,922	11,674
Satellite performance incentives (9)	(1,500)	(7,550)

Intelsat Bermuda Adjusted EBITDA	445,467	811,861

Add (Subtract):
Intelsat Corp Adjusted EBITDA (10)	—	(347,076)
Parent and intercompany expenses (11)	—	320
Satellite performance incentives (9)	1,500	7,550

Sub Holdco Adjusted EBITDA	$446,967	$472,655

(1)	Includes a $10.0 million redemption premium paid on the redemption of the Intelsat Sub Holdco $1.0 billion Floating Rate Senior Notes and the write-off of $28.1 million in deferred financing costs.
(2)	Represents expenses incurred at Intelsat, Ltd. for employee salaries and benefits, office operating costs and other expenses incurred at Intelsat, Ltd. and Intelsat Bermuda.

(3)	Reflects the portion of the expenses incurred relating to our equity compensation plans, defined benefit pension plan and other post-retirement benefits that are excludable under the definitions of Intelsat Bermuda Adjusted EBITDA and Sub Holdco Adjusted EBITDA.
(4)	Reflects restructuring costs reported in our consolidated statements of operations.
(5)	Reflects expenses incurred in connection with the monitoring fee agreements with the Sponsors to provide certain monitoring, advisory and consulting services to Intelsat Bermuda, PanAmSat Holdco and their respective subsidiaries.
(6)	Represents losses incurred under the equity method of accounting.
(7)	Represents the changes in the fair value of the undesignated interest rate swap asset which is recognized in operating income.
(8)	Reflects certain non-recurring gains and losses (principally costs incurred in connection with the PanAmSat Acquisition Transactions) and non-cash income related to the recognition of deferred revenue on a straight-line basis of certain prepaid capacity leases which are excluded from Intelsat Bermuda Adjusted EBITDA and Sub Holdco Adjusted EBITDA by definition.
(9)	Amount represents satellite performance incentive interest expense required to be excluded from interest expense for the calculation of Intelsat Bermuda Adjusted EBITDA as defined under the terms of the Intelsat Bermuda indentures, but permitted to be included as part of interest expense for the calculation of Intelsat Sub Holdco Adjusted EBITDA as defined under the terms of the New Sub Holdco Credit Agreement.
(10)	This measure is reported publicly by our subsidiary, Intelsat Corp, which is not a subsidiary of Intelsat Sub Holdco.
(11)	Reflects expenses of Intelsat Bermuda, PanAmSat Holdco and other holding companies not consolidated under Intelsat Sub Holdco.

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

Funding Sources and Uses

We expect our most significant cash outlays in the next twelve months to be debt service on our outstanding debt and capital expenditures as described below in “—Capital Expenditures.” We intend to fund these requirements through cash on hand, cash provided by operating activities and, if necessary, borrowings under the Intelsat Sub Holdco and Intelsat Corp senior secured credit facilities. In addition, please refer to “—Overview—The BC Share Purchase Agreement” for a description of the potential impact of the transactions contemplated by the BC Share Purchase Agreement.

The PanAmSat Acquisition Transactions were financed by the incurrence of significant debt, including the issuance of $575.0 million of Intelsat Corp 2016 Senior Notes, $2.3 billion of Intelsat Bermuda Senior Notes and the $600.0 million Senior Unsecured Bridge Loan, and involved the assumption of existing PanAmSat debt, all of which increased our interest expense significantly. On July 3, 2006, we also terminated the existing Intelsat Sub Holdco credit facility, entered into the New Sub Holdco Credit Agreement and entered into the Intelsat Corp Amended and Restated Credit Agreement. In January 2007, we completed the Refinancings as noted above. Also, on March 16, 2007, we redeemed and paid off Intelsat Corp’s $1.2 million of 8 1/2% Senior Notes due 2012.

Under the terms of the credit agreements governing both Intelsat Sub Holdco’s senior secured credit facilities and Intelsat Corp’s amended and restated senior credit facilities, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat, Ltd., under a senior secured debt covenant included in the indenture governing Intelsat’s outstanding senior notes. As a result, under certain circumstances, Intelsat Sub Holdco may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Corp has certain amounts outstanding under its revolving credit facility, and Intelsat Corp may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving credit facility. The aggregate availability under the two revolving credit facilities was therefore limited to $359.3 million as of June 30, 2007, and the availability under Intelsat Sub Holdco’s and Intelsat Corp’s revolving credit facility was $285.0 million and $249.6 million, respectively, subject to the aggregate availability restriction just mentioned.

Contracted Backlog

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog is our expected actual future revenue under customer contracts, and includes both non-cancelable contracts and contracts that are cancelable. Our backlog was approximately $8.1 billion and $8.0 billion as of December 31, 2006 and June 30, 2007, respectively. This backlog and the predictable level of non-cash depreciation expense in the fixed satellite services sector reduce the volatility of the net cash provided by operating activities more than would be typical for a company outside our industry.

Satellite Construction and Launch Obligations

As of June 30, 2007, we had approximately $542.9 million of expenditures remaining under existing satellite construction contracts and satellite launch contracts. During the six months ended June 30, 2007, we made milestone payments of $200.5 million primarily related to our repayment of customer funded capital expenditures and our G-17 satellite.

Effective May 1, 2007, we obtained launch insurance plus one year of in-orbit insurance for all of our currently planned satellite launches.

In connection with our purchase of the business of COMSAT General Corporation and certain of its affiliates in October 2004, we entered into an agreement with Lockheed Martin Commercial Launch Services for the launch of an unspecified future satellite. This agreement provided that we may terminate at our option, subject to the payment of a termination fee that is the greater of: (a) 50% of the launch service price and accommodation fee paid or due as of the effective date of the termination; or (b) $30.0 million. On July 3, 2007, we provided authorization to proceed to Lockheed Martin Commercial Launch Services for a launch vehicle that is expected to be utilized for a planned Company-owned satellite launch. The termination provisions above remain applicable if we were to terminate the launch vehicle order.

The launch of the Horizons-2 satellite currently being constructed by our joint venture, Horizons Satellite Holdings, has been delayed until the fourth quarter of 2007 to accommodate the satellite assembly and test plan timeline.

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

Payments for satellites, launch vehicles and other property and equipment during the six months ended June 30, 2007 were $241.5 million. We currently have seven satellites on order which will be built over a period of two years and two of which are expected to be launched by the end of 2007. For 2007, we expect our total capital expenditures to be approximately $615 million, although changes in launch dates, construction plans or integration projects could result in a portion of these expected capital expenditures being incurred in 2008 instead of 2007. Our capital expenditures primarily relate to the construction and launch activities of the seven satellites on order (excluding capitalized performance incentives) and merger integration related activities. We intend to fund these requirements through cash on hand, cash provided by operating activities and, if necessary, borrowings under the revolving facility of our senior secured credit facilities.

On May 4, 2007, we successfully launched our Galaxy 17 satellite into orbit. This satellite will initially operate from 74 degrees west longitude and offer high-power capacity to customers in North America and the Caribbean. Galaxy 17 will eventually be located at 91 degrees west longitude, to replace our G-11 satellite, and will serve North American cable and broadcasting customers. The satellite entered into service during July 2007.

Disclosures about Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates and foreign currencies. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. We use derivative instruments only for managing interest rate risk. Hedging activity may be done for purposes of mitigating the risks associated with an asset, liability, committed transaction or probable forecasted transaction. We seek to minimize counterparty credit risk through the selection of only the most creditworthy counterparties and thorough legal review of contracts.

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

As of June 30, 2007, we held a cash flow interest rate swap with a notional amount of $1.25 billion. The notional amount will amortize down to $625.0 million from March 14, 2008 until expiration on March 15, 2010.

This swap was entered into as a hedge to reduce the variability in cash flow on a portion of the floating-rate term loans under our senior secured credit facilities. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest that is subject to scheduled rate increases. On June 30, 2007, the rate we would pay averaged 4.68% and the rate we would receive averaged 5.36%.

This derivative instrument does not currently qualify for hedge accounting treatment in our consolidated financial statements, and so the changes in the fair value of this instrument are recognized in earnings during the period of change. Based on market prices on June 30, 2007, a one percentage point change in interest rates would result in a decrease in the fair value of this instrument by approximately $17.3 million.

Foreign Currency Risk

We do not currently use foreign currency derivatives to hedge our foreign currency exposures. Substantially all of our customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, we are not exposed to material currency exchange risk. However, our service contracts with our Brazilian customers provide for payment in Brazilian reais. Accordingly, we are subject to the risk of a reduction in the value of the Brazilian real as compared to the U.S. dollar in connection with payments made by Brazilian customers, and our exposure to fluctuations in the exchange rate for Brazilian reais is ongoing. However, the rates payable under our service contracts with the majority of our Brazilian customers are adjusted annually to account for inflation in Brazil, thereby mitigating our risk. Our Brazilian customers represented approximately 2% of our third-party revenue for the three and six months ended June 30, 2007. Transactions in other currencies are converted into U.S. dollars using rates in effect on the dates of the transactions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. We adopted FIN 48 on January 1, 2007 and the cumulative effect of adopting FIN 48 was immaterial, however we reclassified certain reserve amounts and corresponding indemnity receivables from short-term to long-term within our consolidated balance sheet as prescribed in FIN 48. As of January 1, 2007, our gross unrecognized tax benefits were $83.0 million (including interest and penalties), of which $14.5 million, if recognized, would affect our effective tax rate. We continue to recognize interest and to the extent applicable, penalties with respect to unrecognized tax benefits as income tax expense. As of January 1, 2007, we had recorded reserves for interest and penalties in the amount of $24.9 million.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are evaluating the impact that adoption of SFAS 157 will have on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact that adoption of SFAS 159 will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Disclosures about Market Risk.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and timely reported as provided in Securities and Exchange Commission rules and forms. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We periodically review the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting worldwide, including compliance with various laws and regulations that apply to our operations. We make modifications to improve the design and effectiveness of our disclosure controls and procedures and internal control structure, and may take other corrective action, if our reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in, and pursuant to, Rule 15d-15 of the Exchange Act, as of June 30, 2007 under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (the “CFO”). Because of a material weakness in our internal control over financial reporting related to financial reporting processes described below, our CEO and CFO concluded that as of June 30, 2007 our disclosure controls and procedures were not effective. However, as described below under “Remedial Efforts Related to the Material Weakness in Internal Control,” we are working to eliminate the material weakness. Additionally, because the material weakness described below has not been fully remediated as of the filing date of this Quarterly Report on Form 10-Q, management, including our CEO and CFO, continues to conclude that our disclosure controls and procedures are not effective as of the filing date of this Quarterly Report on Form 10-Q.

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

Remedial Efforts Related to the Material Weakness in Internal Control

In an effort to address the material weakness, we have implemented, or are in the process of implementing, the following remedial steps:

•

In addition to supervising all financial aspects of the Company, our CFO is also supervising our information technology functions to better facilitate the coordination and development of improved systems to support our financial reporting process.

•

We reestablished an internal audit function and engaged an international public accounting firm to perform internal audit services under an outsourcing arrangement. Our internal audit service provider is currently reviewing our policies, procedures and systems to address the material weakness.

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

•

We have formalized the periodic account reconciliation process for all significant balance sheet accounts. We are continuing to implement a more formal review of these reconciliations by our accounting management and we will increase the number of supervisory personnel to ensure that reviews are performed.

•	We initiated efforts to purchase and implement a financial reporting consolidation package to better streamline and control the preparation of our periodic financial statements.

•

We migrated accounting and financial reporting systems used by our recently acquired subsidiary, Intelsat Corp, into the systems historically used by the Company. Subsequent to December 31, 2006, we began accounting for Intelsat Corp activities within the same general ledger system as the remainder of the Company.

Other Changes in Internal Control over Financial Reporting

Other than as discussed above, no other changes occurred in our internal control over financial reporting during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Future Assessment of Internal Control over Financial Reporting

Beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, we will be subject to the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 that require an annual management assessment of our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to litigation in the normal course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

Two putative class action complaints that were filed against Intelsat and Intelsat Global Service Corporation in 2004 in the U.S. District Court for the District of Columbia by certain named plaintiffs who are Intelsat retirees, spouses of retirees or surviving spouses of deceased retirees, were consolidated into a single case. The complaint, which has been amended several times, arose out of a resolution adopted by the governing body of the International Telecommunication Satellite Organization (the “IGO”), the predecessor to Intelsat, prior to privatization regarding medical benefits for retirees and their dependents. The plaintiffs allege that Intelsat wrongfully modified health plan terms to deny coverage to surviving spouses and dependents of deceased retirees, thereby breaching the fiduciary duty obligations of the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the “contract” represented by the IGO resolution. It is our position that the IGO resolution does not create obligations that are enforceable against Intelsat or Intelsat Global Service Corporation.

On March 13, 2007, we and counsel for the majority of the named plaintiffs signed a settlement agreement, which was filed on that same date under a joint motion to certify the class for settlement purposes only, to preliminarily approve the agreement of settlement of the consolidated ERISA class action, and to approve the form and manner of notice. The settlement agreement nullifies all potential obligations under the pre-privatization IGO resolution, including, most significantly, the obligation to establish a trust to fund lifetime retiree medical benefits at 2001 levels for the putative class members. Instead, we will provide to the retiree class certain health benefits that are essentially the same as those currently provided to active employees, the value of which, taken as a whole, cannot be reduced or eliminated. The retiree class members will have lifetime affordable health care coverage, for which they will pay modest increases in premiums, deductibles and co-pay amounts, such increases to be capped in accordance with certain cost of living adjustment provisions. The settlement extends the obligation to provide the benefits to transferees, affiliates and successors of Intelsat under certain circumstances. On July 12, 2007, at the conclusion of the fairness hearing on the proposed settlement, the court approved the settlement agreement and stated that the final order will be signed as soon as counsel resolve the only outstanding issue, regarding the final amount and distribution of attorneys’ fees for the plaintiffs.

Item 1A. Risk Factors

We may incur significant costs and suffer disruption in our business in connection with, but not be able to complete, the transaction contemplated by the BC Share Purchase Agreement. If we do complete the transaction, the amount of our debt will significantly increase, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our debt.

Our parent company, Intelsat Holdings, and certain of its shareholders have entered into the BC Share Purchase Agreement with affiliates of funds advised by BC Partners Ltd. The transaction contemplated by the agreement is subject to a number of conditions and could be completed in the fourth quarter of 2007 or the first quarter of 2008. See Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—The BC Share Purchase Agreement. Successful completion of the transaction depends on a number of factors that are not entirely within our control, including Intelsat Holdings’ ability, and the ability of BC Partners Ltd., to negotiate acceptable terms, conclude satisfactory agreements and obtain all necessary regulatory approvals. BC Partners Ltd. or Intelsat Holdings may not be able to obtain the necessary financing on satisfactory terms and within the timeframe that would permit the transaction to proceed. We may incur significant costs arising from our efforts to engage in this transaction, and these expenditures may not result in the successful completion of the transaction. In addition, under the terms of the BC Share Purchase Agreement, Intelsat Holdings may be liable to Buyer and Parent in the event of certain breaches of representations, warranties and covenants it has made in the agreement up to a maximum liability of $250 million. Furthermore, the proposed transaction may disrupt our current plans and operations, divert our management’s attention from our core business and cause potential difficulties in employee retention, all of which could have a materially adverse effect on our operating results and business.

Even if the contemplated transaction is completed, we will become a significantly more highly leveraged company than we currently are. As a result of the anticipated financings for the transaction, our total debt is expected to increase by approximately $3.85 billion at closing. This new debt would intensify the risks we already face as a highly leveraged company.

No other material changes in the risks related to our business have occurred since we filed our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Document Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Share Purchase Agreement, dated as of June 19, 2007, by and among Intelsat Holdings, Ltd., Serafina Holdings Limited, Serafina Acquisition Limited and certain shareholders of Intelsat Holdings, Ltd. (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of the Company, File No. 000-50262, filed on June 25, 2007).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT, LTD.

By	/s/ DAVID MCGLADE
David McGlade
Chief Executive Officer

Date: August 9, 2007

By	/s/ JEFFREY FREIMARK
Jeffrey Freimark
Chief Financial Officer

Date: August 9, 2007