Form 10-Q
period 2007-09-30
INTELSAT LTD
filed 2007-11-09
CIK 1156871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 8, 2007, 12,000 ordinary shares, par value $1.00 per share, were outstanding.

INTRODUCTION

In this Quarterly Report, unless otherwise indicated or the context otherwise requires, (1) the terms “we,” “us,” “our,” “Intelsat” and the “Company” refer to Intelsat, Ltd. and its currently existing subsidiaries on a consolidated basis, (2) the term “Intelsat Bermuda” refers to Intelsat (Bermuda), Ltd., Intelsat, Ltd.’s direct wholly-owned subsidiary, (3) the term “Intermediate Holdco” refers to Intelsat Intermediate Holding Company, Ltd., Intelsat Bermuda’s direct wholly-owned subsidiary, (4) the term “Intelsat Sub Holdco” refers to Intelsat Subsidiary Holding Company, Ltd., Intermediate Holdco’s direct wholly-owned subsidiary, (5) the term “Intelsat Holdings” refers to our parent, Intelsat Holdings, Ltd., (6) the term “PanAmSat Holdco” refers to Intelsat Holding Corporation, formerly known as PanAmSat Holding Corporation, (7) the terms “PanAmSat Opco” and “Intelsat Corp” refer to Intelsat Corporation, formerly known as PanAmSat Corporation, (8) the term “PanAmSat” refers to PanAmSat Holdco and its subsidiaries on a consolidated basis and (9) the term “PanAmSat Acquisition Transactions” refers to our acquisition of PanAmSat on July 3, 2006 and the related transactions discussed under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Impact of the PanAmSat Acquisition Transactions.

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

•

our ability to obtain new satellite insurance policies with financially viable insurance carriers on commercially reasonable terms or at all, as well as the ability of our insurance carriers to fulfill their obligations;

•	possible future losses on satellites that are not adequately covered by insurance;

•	domestic and international government regulation;

•	changes in our revenue backlog or expected revenue backlog for future services;

•	pricing pressure and overcapacity in the markets in which we compete;

•	inadequate access to capital markets;

•	the competitive environment in which we operate;

•	customer defaults on their obligations owed to us;

•	our international operations and other uncertainties associated with doing business internationally; and

•	litigation.

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

•

risks that the proposed transaction disrupts current plans and operations of the Company and the potential difficulties in employee retention, including key members of our senior management, as a result of the transaction.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTELSAT, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31, 2006	As of September 30, 2007
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$583,656	$495,596
Receivables, net of allowance of $29,946 in 2006 and $34,536 in 2007	301,018	301,009
Deferred income taxes	42,403	42,325
Tax indemnification receivable	34,009	—
Prepaid expenses and other current assets	22,874	65,307

Total current assets	983,960	904,237
Satellites and other property and equipment, net	4,729,135	4,577,534
Goodwill	3,908,032	3,903,767
Non-amortizable intangible assets	1,676,600	1,676,600
Amortizable intangible assets, net	785,004	714,868
Other assets	318,677	333,922

Total assets	$12,401,408	$12,110,928

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$142,278	$125,271
Taxes payable	72,547	—
Employee related liabilities	71,267	45,668
Customer advances for satellite construction	41,543	30,170
Accrued interest payable	243,918	250,351
Current portion of long-term debt	69,817	218,957
Deferred satellite performance incentives	18,374	24,442
Other current liabilities	105,025	101,346

Total current liabilities	764,769	796,205
Long-term debt, net of current portion	11,209,798	11,047,291
Deferred satellite performance incentives, net of current portion	132,449	128,184
Deferred revenue, net of current portion	148,867	157,718
Deferred income taxes	460,207	448,067
Accrued retirement benefits	98,573	97,659
Other long-term liabilities	128,086	162,749

Commitments and contingencies (Note 13)

Shareholder’s deficit:
Ordinary shares, 12,000 shares authorized, issued and outstanding	12	12
Paid-in capital	29,746	33,830
Accumulated deficit	(571,174)	(760,987)
Accumulated other comprehensive income	75	200

Total liabilities and shareholders’ deficit	$12,401,408	$12,110,928

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenue	$528,474	$546,090	$1,119,454	$1,607,550
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	94,230	80,831	195,426	244,249
Selling, general and administrative	56,125	53,097	132,765	170,969
Depreciation and amortization	201,996	197,609	505,201	588,002
Impairment of asset value	48,974	—	48,974	—
Restructuring costs	19,902	(55)	19,902	7,088
Loss on undesignated interest rate swap	14,328	9,488	14,328	2,760

Total operating expenses	435,555	340,970	916,596	1,013,068

Income from operations	92,919	205,120	202,858	594,482
Interest expense, net	267,697	239,589	476,535	758,864
Other income (expense), net	(7,610)	1,777	(19,766)	(1,551)

Loss before income taxes	(182,388)	(32,692)	(293,443)	(165,933)
Provision for (benefit from) income taxes	(9,824)	9,877	11,916	23,382

Net loss	$(172,564)	$(42,569)	$(305,359)	$(189,315)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2006	2007
Cash flows from operating activities:
Net loss	$(305,359)	$(189,315)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	505,201	588,002
Impairment of asset value	48,974	—
Provision for doubtful accounts	518	6,245
Foreign currency transaction gain	(43)	(808)
(Gain) loss on disposal of assets	(507)	262
Share-based compensation expense	163	3,785
Compensation cost paid by parent	17,351	288
Deferred income taxes	(109)	(8,008)
Amortization and write-off of bond discount and issuance costs	65,238	84,566
Share in loss of affiliates	24,300	6,884
Loss on undesignated interest rate swap	14,328	2,760
Loss on prepayment of debt and other non-cash items	—	9,948
Changes in operating assets and liabilities, net of effects of acquisition:
Receivables	(2,798)	(5,881)
Prepaid expenses and other assets	13,390	(23,429)
Accounts payable and accrued liabilities	(23,895)	(16,198)
Deferred revenue	(22,530)	1,092
Accrued retirement benefits	(923)	(914)
Other long-term liabilities	(23,140)	(29,130)

Net cash provided by operating activities	310,159	430,149

Cash flows from investing activities:
Payments for satellites and other property and equipment	(111,679)	(368,395)
PanAmSat Acquisition Transactions, net of cash acquired	(3,152,521)	—
Other investing activities	—	2,078

Net cash used in investing activities	(3,264,200)	(366,317)

Cash flows from financing activities:
Repayments of long-term debt	(655,355)	(1,647,733)
Proceeds from issuance of long-term debt	2,915,000	1,595,000
New debt issuance costs	(101,161)	(31,225)
Proceeds from credit facility borrowings	944,750	—
Repayments of funding of capital expenditures by customer	—	(41,282)
Payment of premium on early retirement of debt	—	(10,000)
Principal payments on deferred satellite performance incentives	(7,157)	(13,379)
Principal payments on capital lease obligations	(5,132)	(4,081)

Net cash provided by (used in) financing activities	3,090,945	(152,700)

Effect of exchange rate changes on cash	43	808

Net change in cash and cash equivalents	136,947	(88,060)
Cash and cash equivalents, beginning of period	360,070	583,656

Cash and cash equivalents, end of period	$497,017	$495,596

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$327,839	$662,006
Income taxes paid	37,425	46,973
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures	2,076	19,802

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 1    General

Basis of Presentation

The accompanying condensed consolidated financial statements of Intelsat, Ltd. (“Intelsat” or the “Company”) and its subsidiaries have not been audited, but are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of these financial statements. The results of operations for the periods presented are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Intelsat, Ltd.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 on file with the Securities and Exchange Commission (“SEC”). Intelsat is a wholly-owned subsidiary of Intelsat Holdings, Ltd. (“Intelsat Holdings”).

On July 3, 2006, Intelsat (Bermuda), Ltd. (“Intelsat Bermuda”), a wholly-owned indirect subsidiary of Intelsat Holdings, completed the acquisition of Intelsat Holding Corporation, formerly known as PanAmSat Holding Corporation (“PanAmSat Holdco”), pursuant to a merger agreement, dated as of August 28, 2005, by and among Intelsat Bermuda, Proton Acquisition Corporation (“Merger Sub”), a wholly-owned subsidiary of Intelsat Bermuda, and PanAmSat Holdco (the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub merged with and into PanAmSat Holdco, with PanAmSat Holdco surviving the merger. Upon completion of the PanAmSat Acquisition Transactions (as defined below), PanAmSat Holdco became a wholly-owned subsidiary of Intelsat Bermuda. As a result of the PanAmSat Acquisition Transactions, the financial results of Intelsat for the three months and nine months ended September 30, 2007 include the results of PanAmSat Holdco and its subsidiaries. For the three months and nine months ended September 30, 2006, the financial results of Intelsat include the results of PanAmSat Holdco and its subsidiaries beginning July 1, 2006. Although the effective date of the PanAmSat Acquisition Transactions was July 3, 2006, due to the immateriality of the results of operations for the period between July 1, 2006 and July 3, 2006, we have accounted for the PanAmSat Acquisition Transactions as if they had occurred on July 1, 2006.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Examples of estimates include the determination of fair value with respect to certain assets acquired and liabilities assumed in acquisitions, the allowance for doubtful accounts, pension and postretirement benefits, the fair value of the interest rate swap, income taxes, useful lives of satellites and other property and equipment and recoverability of goodwill and other intangible assets. Changes in such estimates may affect amounts reported in future periods.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact that adoption of SFAS 157 will have on its condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires companies to recognize in their balance sheets the funded status of pension and other postretirement benefit plans. Previously unrecognized items under SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, will now be recognized as a component of accumulated other comprehensive income, net of applicable income tax effects. The Company is required to adopt SFAS 158 as of December 31, 2007. The Company estimates that the incremental impact of adopting SFAS 158, before the impact of income taxes, will be a decrease in total liabilities of approximately $14.0 million and a decrease in total shareholder’s deficit of approximately $14.0 million.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact that adoption of SFAS 159 will have on its condensed consolidated financial statements.

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

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

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

In addition, on July 3, 2006, the Company incurred substantial debt to finance this acquisition, including $260.0 million principal amount of Floating Rate Senior Notes due 2013, $1.3 billion principal amount of 11 1/4% Senior Notes due 2016 and $750.0 million principal amount of 9 1/4% Senior Notes due 2016, issued by Intelsat Bermuda; $575.0 million principal amount of 9% Senior Notes due 2016 issued by Intelsat Corp (defined below), referred to as the Intelsat Corp 2016 Senior Notes; and a borrowing by Intelsat Bermuda under a new $600.0 million senior unsecured credit facility, referred to as the Senior Unsecured Bridge Loan. On July 3, 2006, Intelsat Subsidiary Holding Company, Ltd., a subsidiary of Intelsat Bermuda (“Intelsat Sub Holdco”) also terminated its prior senior secured credit facilities and entered into new senior secured credit facilities under a credit agreement referred to as the New Sub Holdco Credit Agreement, and Intelsat Corp amended and restated its senior secured credit facilities under a credit agreement, referred to as the Intelsat Corp Amended and Restated Credit Agreement, to change certain of the terms thereunder. These transactions and the Merger Transaction are collectively referred to as the PanAmSat Acquisition Transactions.

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

The PanAmSat Acquisition Transactions have been accounted for under the purchase method of accounting. An allocation of the purchase price for the PanAmSat Acquisition Transactions was performed using information then available and was based on estimates of fair values of assets acquired and liabilities assumed in connection with the PanAmSat Acquisition Transactions. Determining fair values required Intelsat to make significant estimates and assumptions. In order to develop estimates of fair values, Intelsat considered the following generally accepted valuation approaches: the cost approach, income approach and market approach. Intelsat’s estimates included assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends. While Intelsat believes that the estimates and assumptions underlying the valuation methodologies were reasonable, different assumptions could have resulted in different market values. The purchase price allocation was finalized during the quarter ended June 30, 2007.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

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

$3,255,307

(b) The BC Share Purchase Agreement

On June 19, 2007, Intelsat Holdings entered into a Share Purchase Agreement (the “BC Share Purchase Agreement”) with Serafina Holdings Limited (“Parent”), Serafina Acquisition Limited (“Buyer”), a wholly-owned subsidiary of Parent, and certain shareholders of Intelsat Holdings. Parent and Buyer are affiliates of funds advised by BC Partners Ltd. The BC Share Purchase Agreement provides for the acquisition of Intelsat Holdings’ shares by Buyer and Parent for consideration consisting of cash and Parent stock. Of the total consideration value to be received by current shareholders of Intelsat Holdings of approximately $5.025 billion, at least $4.6 billion is expected to be paid in cash with the remainder to be paid in Parent stock and options (representing up to 27% of the fully diluted equity of Parent as of the closing) as consideration for their shares, subject to certain closing adjustments. Although Parent has informed Intelsat Holdings that its equity syndication process is not yet complete, it is possible that one or more additional equity investors not affiliated with BC Partners Ltd. may commit to acquire a portion of the equity of Parent at the closing. If this occurs, the amount of cash received by the current shareholders of Intelsat Holdings would exceed $4.6 billion by such additional equity investment and the amount of Parent stock and options received by current shareholders of Intelsat Holdings would be correspondingly reduced. Parent has informed Intelsat Holdings that it currently expects that the total amount of Parent stock and options to be received by the Sponsors in the transaction will be approximately 5.5% or less of Parent’s fully diluted equity, and that two funds controlled by Silver Lake Group, L.L.C. will hold approximately 16.9% of Parent’s fully diluted equity at closing. The term “Sponsors” refers collectively to funds advised by or associated with Apax Partners Worldwide LLP and Apax Partners, L.P., Apollo Management V, L.P., MDP Global Investors Limited, and Permira Advisers LLC.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

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

At the time of entry into the BC Share Purchase Agreement, the Buyer informed Intelsat Holdings that Parent and Buyer had received commitments in the amount of $1.1 billion in cash, and debt financing commitments in the amount of approximately $5.11 billion, the proceeds of which would be used to fund the cash portion of the transaction, repay certain indebtedness of Intelsat Holdings and its subsidiaries and pay certain transaction fees and expenses. The funding of the commitments is subject to certain conditions, including satisfaction of the conditions to the transaction. The debt commitments contemplate that, immediately following the transaction, Intelsat Holdings’ indirect subsidiary, Intelsat Bermuda, will transfer substantially all of its assets to a new wholly-owned indirect subsidiary, and that subsidiary will assume substantially all of the liabilities (including all existing indebtedness) of Intelsat Bermuda. It is currently expected that Intelsat Bermuda will then assume the new indebtedness issued by Parent or Buyer in connection with the transaction in the amount of approximately $5.11 billion.

The Buyer has also informed Intelsat Holdings that it expects that, in connection with the transaction, approximately $860 million of the Floating Rate Notes due 2013 and the Floating Rate Notes due 2015 of Intelsat Bermuda will be retired or defeased and the $400 million 5 1/4% Senior Notes due 2008 of Intelsat will be retired or defeased. The transaction is expected to result in a “change of control” under the various indentures and credit agreements governing the indebtedness of Intelsat Holdings and its subsidiaries that contain “change of control” provisions. The Buyer has informed Intelsat Holdings that it has obtained debt financing commitments to backstop all indebtedness of Intelsat Holdings and its subsidiaries that may be subject to such a “change of control” provision. As a result of the anticipated financings, Intelsat’s total indebtedness is expected to increase by approximately $3.85 billion at closing. All indebtedness of Intelsat and its subsidiaries not otherwise refinanced or repaid will remain outstanding.

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

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

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

At the closing of the acquisition of the Company on January 28, 2005 (the “Acquisition”), all outstanding awards under the 2001 Plan vested, in the money awards were cashed out, and all other awards were cancelled. All outstanding awards made under the 2004 Plan were cancelled and unvested awards were converted into deferred compensation accounts. The opening balance for each deferred compensation account was the excess of $18.75 per share over the exercise price of the relevant award made under the 2004 Plan. Generally, deferred compensation plus interest was payable to employees in accordance with vesting schedules in the original 2004 Plan awards, and unvested amounts were forfeited upon employee termination. The Company recorded compensation expense over the vesting period following the conversion to deferred compensation of $2.5 million for the three months ended September 30, 2006 and there was no expense recorded for the three months ended September 30, 2007. The Company expensed $3.7 million and $1.5 million for the nine months ended September 30, 2006 and 2007, respectively. As of September 30, 2007, all deferred compensation amounts were paid and there was no remaining liability to be paid.

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

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

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

The restricted share grants are classified as a liability due to certain repurchase features in the 2005 Share Plan. The Company has determined that the fair value of a restricted share is limited to $2.15 unless it is probable that an employee will be terminated without cause. The Company is recording compensation expense for the time vesting restricted shares over the five-year vesting period based on the intrinsic value (which equaled fair value) at the date of the grant of $2.15 per share. Since awards made consisted of shares of the Company’s parent, Intelsat Holdings, compensation costs for vested awards and the cost to repurchase shares are reflected as capital contributions in the Company’s condensed consolidated financial statements. The Company recognized compensation expense of $53 thousand and $20 thousand for restricted shares during the three months ended September 30, 2006 and 2007, respectively, and $0.2 million and $62 thousand of compensation costs for restricted shares during the nine months ended September 30, 2006 and 2007, respectively. No compensation expense was recorded for performance vesting shares as of September 30, 2007 since it was not probable that the performance criteria would be met. Under the terms of the transaction contemplated in the BC Share Purchase Agreement, the performance vesting shares would vest upon consummation of the transaction (see Note 2(b)).

A summary of the status of Intelsat Holdings’ non-vested restricted shares as of September 30, 2007, and the changes during the nine months ended September 30, 2007, is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted shares:
Non-vested restricted shares outstanding as of January 1, 2007	413,483	$2.15
Restricted shares forfeited and repurchased at par value	(41,177)	$2.15
Vested	(28,900)	$2.15

Total non-vested restricted shares at September 30, 2007	343,406	$2.15

The non-vested restricted shares have a remaining weighted-average vesting period of 28 months and the performance shares will, unless otherwise forfeited or repurchased, remain outstanding until January 28, 2013, at which time they will be forfeited if the performance criteria have not been met.

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

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

in the event of the occurrence of both a change in control and a termination without cause (each as defined in the 2005 Share Plan) of the relevant employee.

Any common shares held by employees as a result of the exercise of SCAs may be repurchased by Intelsat Holdings, and any outstanding but unexercised SCAs may be cancelled, at any time after termination of employment. Shares issued as a result of the exercise of SCAs may be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enable the Company to recover the shares without transferring any appreciation in value if the employee terminates voluntarily, the SCAs are not deemed to be granted, for accounting purposes, under SFAS No. 123R, Share-Based Payment (“SFAS 123R”). The repurchase features provide that if an employee is terminated without cause or upon death or disability, Intelsat Holdings has the right for two years to repurchase any vested shares at fair value as determined on the termination date.

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

The Company granted 54,702 new SCAs to the executives at an exercise price of $243.00 per share and 9,174 rollover options at an exercise price of $25.00 per share. These options have a weighted average fair value at the date of grant of $9.9 million, of which $1.2 million and $3.7 million were recorded as compensation expense during the three and nine months ended September 30, 2007, respectively. No comparable expense was recorded during 2006. The remaining expense will be recognized through July 2008. The fair value of the options was determined using the Black-Scholes option pricing model and the Company’s assumptions included a five-year term, volatility of 65.1% (based on industry competitors), a risk-free interest rate of 5.08%, no dividend yield and a fair value of the Company’s stock of $243.00 per share.

(d) Deferred Compensation Plan and Supplemental Savings Plan

Intelsat Corp had a Deferred Compensation Plan and a Supplemental Savings Plan for eligible employees. Under both plans, executives and other highly compensated employees were entitled to defer a portion of their compensation to future years. In connection with the PanAmSat Acquisition Transactions, Intelsat Corp terminated both the Supplemental Savings Plan and the Deferred Compensation Plan immediately before the closing of the PanAmSat Acquisition Transactions on July 3, 2006. Payments of account balances to participants of the plans in the aggregate amount of approximately $6.2 million were made in the nine months ended September 30, 2007. There was no remaining liability under either plan as of September 30, 2007.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 4    Retirement Plans and Other Retiree Benefits

(a) Pension and Other Postretirement Benefits

The Company was not required to make any additional contributions in 2006 to the defined benefit retirement plan nor is there a requirement to make any such contributions during 2007. The postretirement health insurance plan is an unfunded plan. Net periodic pension benefit includes the following components for the nine months ended September 30, 2006 and 2007:

	Nine Months Ended September 30,
	2006	2007
Service cost	$3,059	$2,427
Interest cost	14,126	13,319
Expected return on plan assets	(18,443)	(17,669)
Unrecognized prior service cost	(196)	(294)

Total benefit	$(1,454)	$(2,217)

Net periodic other postretirement benefits costs include the following components for the nine months ended September 30, 2006 and 2007:

	Nine Months Ended September 30,
	2006	2007
Service cost	$2,006	$1,182
Interest cost	3,359	3,180
Amortization of unrecognized net (gain) loss	15	(72)

Total costs	$5,380	$4,290

(b) Other Retirement Plans

Intelsat maintains two defined contribution retirement plans for employees in the United States, one for legacy Intelsat employees who were hired before July 19, 2001 and one for Intelsat employees hired on or after July 19, 2001. Effective January 1, 2007, the defined contribution plan covering legacy PanAmSat employees was merged into the Intelsat plan for employees hired on or after July 19, 2001. The Company recognized compensation expense of $0.5 million and $2.6 million for the three months ended September 30, 2006 and 2007, respectively. The Company recognized compensation expense of $1.9 million and $5.7 million for the nine months ended September 30, 2006 and 2007, respectively. Intelsat also maintains an unfunded deferred compensation plan for executives; however, benefit accruals under the plan were discontinued during 2001. The accrued liability for the deferred compensation plan for executives was $1.4 million as of December 31, 2006 and $0.1 million as of September 30, 2007. Intelsat maintains other defined contribution retirement plans in several non-U.S. jurisdictions.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 5    Receivables

Receivables were comprised of the following:

	As of December 31, 2006	As of September 30, 2007
Service charges:
Billed	$306,228	$306,392
Unbilled	16,025	19,939
Other	8,711	9,214
Allowance for doubtful accounts	(29,946)	(34,536)

Total	$301,018	$301,009

Unbilled satellite utilization charges represent amounts earned and accrued as receivables from customers for their usage of the Intelsat satellite system prior to the end of the period. Unbilled service charges are expected to be billed within twelve months of the respective balance sheet date. Other receivables as of December 31, 2006 and September 30, 2007 include $5.8 million and $5.9 million, respectively, of receivables due from the Company’s parent, Intelsat Holdings.

Note 6    Satellites and Other Property and Equipment

(a) Satellites and Other Property and Equipment

Satellites and other property and equipment, including a satellite leased under a capital lease agreement, were comprised of the following:

	As of December 31, 2006	As of September 30, 2007
Satellites and launch vehicles	$5,105,294	$5,423,460
Information systems and ground segment	480,573	521,377
Buildings and other	260,169	262,411

Total cost	5,846,036	6,207,248
Less: accumulated depreciation	(1,116,901)	(1,629,714)

Total	$4,729,135	$4,577,534

Satellites and other property and equipment as of December 31, 2006 and September 30, 2007 included construction-in-progress of $540.7 million and $723.2 million, respectively. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $11.7 million and $14.1 million were capitalized for the three months ended September 30, 2006 and 2007, respectively, and $16.9 million and $40.9 million were capitalized during the nine months ended September 30, 2006 and 2007, respectively. The satellite under capital lease had a net book value of $15.9 million and $11.0 million as of December 31, 2006 and September 30, 2007, respectively.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

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

(b) Satellite Developments

In September 2006, the Company’s IS-802 satellite experienced a reduction of electrical power capability that resulted in a degraded capability of the satellite. Eleven transponders on IS-802 were subsequently reactivated and are operating normally. The Company restored service for substantially all IS-802 customers on both the IS-802 and other satellites of our fleet. The Company recorded a non-cash impairment charge of $49.0 million during September 2006 to write down the IS-802 satellite, which was not insured, to its estimated fair value following the anomaly. The estimated fair value was determined based on a discounted cash flow analysis.

The Company also established an anomaly review board (“ARB”) with the manufacturer of IS-802, Lockheed Martin Corporation, to investigate the cause of the anomaly. Based on the ARB’s report, the Company believes that the IS-802 anomaly is most likely to have been caused by an electrical short internal to the solar array harness located on the south solar array boom.

The IS-802 satellite is a Lockheed Martin (“LM”) 7000 series satellite, and the Company operates two other satellites in the LM 7000 series, the IS-801 and IS-805 satellites. The ARB has found that this anomaly is significantly different from previous LM 7000 series spacecraft failures. It is also the first failure of this type on a solar array of the LM 7000 series. Although this risk exists for the other LM 7000 series satellites, the risk to any individual satellite of having a similar anomaly is low. The Company does not currently believe that any operational steps or adjustments to its satellite deployment plan are required to mitigate the risk.

Note 7    Investments

(a) WildBlue Communications, Inc

The Company has an ownership interest of approximately 28.8% in WildBlue Communications, Inc. (“WildBlue”), a company offering broadband Internet access services in the continental United States via satellite. The Company accounts for its investment using the equity method of accounting. Intelsat’s share of losses of WildBlue are included in other income (expense), net in the accompanying condensed consolidated statements of operations and were $10.2 million and $24.3 million for the three and nine months ended September 30, 2006, respectively. At December 31, 2006, the investment balance of $7.4 million was included within other assets in the accompanying condensed consolidated balance sheet. A loss of $7.4 million for the nine months ended September 30, 2007 is included in other income (expense), net. Cumulative equity losses exceeded the investment during the second quarter of 2007, and as a result, no additional losses from WildBlue will be recognized and the investment balance as of September 30, 2007 was zero.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

(b) Horizons-1 and Horizons-2

As a result of the PanAmSat Acquisition Transactions, the Company has a joint venture with JSAT, a leading satellite operator in the Asia-Pacific region. The joint venture is named Horizons Satellite Holdings, LLC, and consists of two investments: Horizons-1 and Horizons-2.

Horizons-1 owns and operates the Horizons-1 satellite in the fixed satellite services sector, offering service to customers in the Asia-Pacific region. The Company accounts for its investment using the equity method of accounting. Intelsat’s share of results of Horizons-1 is included in other income (expense), net in the accompanying condensed consolidated statements of operations and was $0.1 million for the three months ended September 30, 2006 and 2007, and $0.1 million for the nine months ended September 30, 2006 and 2007. The investment balance of $22.1 million and $19.6 million as of December 31, 2006 and September 30, 2007, respectively, was included within other assets in the accompanying condensed consolidated balance sheets.

Horizons-2 plans to launch a Ku-band satellite to replace the SBS-6 satellite at 74.05 degrees west longitude (“WL”). The satellite will support digital video, high-definition television and IP-based content distribution networks to broadband Internet and satellite news gathering services in the United States. Construction of the Horizons-2 satellite is substantially complete and the satellite is expected to be launched in December 2007. The total joint investment is expected to be approximately $208.8 million, of which each of the joint venture partners is required to fund their 50% share beginning in early 2008. The contribution obligation arises from the obligation of the Company to fund amounts due under Horizon-2’s loan agreement with a third-party lender. The Company has entered into a security and pledge agreement with the lender and pursuant to this agreement, granted a security interest in the contribution obligation to the lender. The Company has, therefore, recorded this obligation as an indirect guarantee in accordance with FASB Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company’s investment is being accounted for using the equity method. As of December 31, 2006 and September 30, 2007, the investment balance of $37.3 million and $73.7 million, respectively, is included within other assets and the Company has recorded a liability of $37.3 million and $73.7 million as of December 31, 2006 and September 30, 2007, respectively, included within other long-term liabilities in the condensed consolidated financial statements in relation to the future funding of this investment in Horizons-2.

Note 8    Goodwill and Other Intangible Assets

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consisted of the following:

	As of December 31, 2006	As of September 30, 2007
Backlog and other	$591,400	$591,400
Customer relationships	283,988	283,988
Technology	10,000	10,000

Subtotal	885,388	885,388
Less: accumulated amortization	(100,384)	(170,520)

Total	$785,004	$714,868

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Intangible assets are amortized on a straight-line basis over their estimated useful lives. As of September 30, 2007, backlog and other, customer relationships and technology had remaining weighted average useful lives of nine years, thirteen years and five years, respectively. The Company recorded amortization expense of $23.5 million and $23.4 million for the three months ended September 30, 2006 and 2007, respectively and $42.2 million and $70.1 million for the nine months ended September 30, 2006 and 2007, respectively.

During the nine months ended September 30, 2007, the Company reduced goodwill by $4.3 million primarily for a reduction of $5.3 million related to a tax settlement (see Note 11) offset by other adjustments associated with the final purchase price allocation for the PanAmSat Acquisition Transactions. The carrying amounts of goodwill and acquired intangible assets not subject to amortization consist of the following:

	As of December 31, 2006	As of September 30, 2007
Goodwill	$3,908,032	$3,903,767
Tradename	$30,000	$30,000
Orbital locations	$1,646,600	$1,646,600

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 9    Long-Term Debt

The carrying amounts of notes payable and long-term debt were as follows:

	As of December 31, 2006	As of September 30, 2007
Intelsat, Ltd.:
6.5% Senior Notes due November 2013	$700,000	$700,000
Unamortized discount on 6.5% Senior Notes	(98,921)	(90,861)
7.625% Senior Notes due April 2012	600,000	600,000
Unamortized discount on 7.625% Senior Notes	(45,352)	(40,221)
5.25% Senior Notes due November 2008	400,000	400,000
Unamortized discount on 5.25% Senior Notes	(13,068)	(7,959)

Total Intelsat, Ltd. obligations	1,542,659	1,560,959

Intelsat Sub Holdco:
Floating Rate Senior Notes due January 2012	1,000,000	—
8.25% Senior Notes due January 2013	875,000	875,000
8.625% Senior Notes due January 2015	675,000	675,000
Senior Secured Credit Facilities, due July 2013	344,750	342,164
Capital lease obligations	18,605	14,528
7% Note payable to Lockheed Martin Corporation due annually from 2007 to 2011	20,000	15,000

Total Intelsat Sub Holdco obligations	2,933,355	1,921,692

Intermediate Holdco:
9.25% aggregate principal amount at maturity of $478,700 Senior Discount Notes due February 2015	362,276	387,731

Intelsat Bermuda:
Floating Rate Senior Notes due June 2013	260,000	260,000
11.25% Senior Notes due June 2016	1,330,000	1,330,000
9.25% Senior Notes due June 2016	750,000	750,000
11.25% (LIBOR + 5.74%) Bridge Loan	600,000	—
Floating Rate Senior Notes due January 2015	—	600,000
Senior Unsecured Credit Facilities due February 2014	—	1,000,000
Unamortized discount on Senior Unsecured Credit Facilities	—	(4,636)

Total Intelsat Bermuda obligations	2,940,000	3,935,364

Intelsat Corp:
Senior Secured Credit Facilities, due January 2014	1,635,100	1,622,836
Senior Secured Credit Facilities, due July 2012	355,910	329,217
9% Senior Notes due August 2014	656,320	656,320
Unamortized premium on 9% Senior Notes	16,329	15,408
9% Senior Notes due January 2016	575,000	575,000
6.375% Senior Notes due January 2008	150,000	150,000
Unamortized discount on 6.375% Senior Notes	(337)	(99)
6.875% Senior Notes due January 2028	125,000	125,000
Unamortized discount on 6.875% Senior Notes	(13,187)	(13,180)
8.5% Senior Notes due June 2012	1,190	—

Total Intelsat Corp obligations	3,501,325	3,460,502

Total Intelsat, Ltd. long-term debt	11,279,615	11,266,248

Less:
Current portion of capital lease obligations	8,237	8,567
Current portion of long-term debt	61,580	210,390

Total current portion	69,817	218,957

Total long-term debt, excluding current portion	$11,209,798	$11,047,291

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

The Refinancings

On January 12, 2007, Intelsat Bermuda issued $600.0 million in Floating Rate Senior Notes due 2015, referred to as the Refinancing Notes. The net proceeds of this offering, together with cash on hand, were used to repay the $600.0 million Senior Unsecured Bridge Loan, and to pay related fees and expenses. On January 19, 2007, Intelsat Sub Holdco amended the New Sub Holdco Credit Agreement to reduce the Term Loan B facility interest rate from a range of LIBOR plus 2.00% to LIBOR plus 2.25% to a range of LIBOR plus 1.75% to LIBOR plus 2.00%. Also on January 19, 2007, Intelsat Corp further amended the Intelsat Corp Amended and Restated Credit Agreement to reduce the Term Loan A-3 interest rate and Term Loan B-2 interest rate from a range of LIBOR plus 2.125% to LIBOR plus 2.875% to a range of LIBOR plus 1.75% to LIBOR plus 2.00%. In addition, on February 2, 2007, Intelsat Bermuda borrowed under a $1.0 billion term loan due 2014 pursuant to a new unsecured credit agreement, referred to as the Intelsat Bermuda Unsecured Credit Agreement. The net proceeds of the borrowing thereunder were contributed to Intermediate Holdco, and Intermediate Holdco contributed the net proceeds to Intelsat Sub Holdco, which used the net proceeds, together with cash on hand, to redeem its outstanding $1.0 billion Floating Rate Senior Notes due 2012 and pay the related premium, fees and expenses. The Company incurred a redemption premium of $10.0 million on the $1.0 billion Floating Rate Senior Notes and it wrote off approximately $28.1 million in deferred financing costs. The premiums and financing costs have been recorded as interest expense in the accompanying condensed consolidated financial statements. The issuance of the Refinancing Notes, the amendments to Intelsat Sub Holdco and Intelsat Corp’s credit agreements, the borrowing under the Intelsat Bermuda Unsecured Credit Agreement and the related repayment of Intelsat Bermuda’s Senior Unsecured Bridge Loan and redemption of Intelsat Sub Holdco’s $1.0 billion Floating Rate Senior Notes due 2012 are referred to collectively as the Refinancings.

Debt Repayment

On March 16, 2007, the Company redeemed and paid off Intelsat Corp’s remaining $1.2 million of 8 1/2% Senior Notes due 2012.

Availability Under the Senior Secured Credit Facilities

Under the terms of the credit agreements governing both Intelsat Sub Holdco’s senior secured credit facilities and Intelsat Corp’s amended and restated senior credit facilities, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat, under a senior secured debt covenant included in the indenture governing Intelsat’s outstanding senior notes. As a result, under certain circumstances, Intelsat Sub Holdco may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Corp has certain amounts outstanding under its revolving credit facility, and Intelsat Corp may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving credit facility. The aggregate availability under the two revolving credit facilities was therefore limited to $359.6 million as of September 30, 2007, and the availability under Intelsat Sub Holdco’s and Intelsat Corp’s revolving credit facilities was $285.0 million and $247.9 million, respectively, subject to the aggregate availability restriction.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 10    Derivative Instruments and Hedging Activities

Interest Rate Swap

The satellite communications industry is a capital intensive, technology-driven business. The Company is subject to interest rate risk primarily associated with its variable rate borrowings. Interest rate risk is the risk that changes in interest rates could adversely affect earnings and cash flows. Specific interest rate risk includes: the risk of increasing interest rates on short-term debt; the risk of increasing interest rates for planned new fixed long-term financings; and the risk of increasing interest rates for planned refinancing using long-term fixed rate debt. In order to mitigate this risk, the Company may enter into interest rate swap agreements to reduce the impact of interest rate movements on future interest expense by converting a portion of its floating-rate debt to a fixed rate.

On March 14, 2005, the Company’s indirect subsidiary, Intelsat Corp, which was acquired as part of the PanAmSat Acquisition Transactions, entered into a five-year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will be reduced to $625.0 million from March 14, 2008 until expiration on March 14, 2010. This swap was entered into to reduce the variability in cash flow on a portion of our floating-rate term loans. On a quarterly basis, the Company receives a floating rate of interest equal to the three-month LIBOR and pays a fixed rate of interest that is subject to scheduled rate increases.

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

The fair value of the interest rate swap agreement is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and its current creditworthiness.

Effective July 1, 2005, the Company discontinued hedge accounting for the above mentioned interest rate swap, as a result of its quarterly effectiveness testing that indicated hedge effectiveness outside of the target range of 80% to 125%. Since the discontinuance of hedge accounting, this agreement has been marked-to-market and the change in the fair value of the interest rate swap is recorded within loss on undesignated interest rate swap in the Company’s condensed consolidated statement of operations. The interest rate swap has remained undesignated.

During the three months ended September 30, 2006 and 2007, the Company recorded losses of $14.3 million and $9.5 million, respectively, as a result of the change in the fair value of the interest rate swap. During the nine months ended September 30, 2006 and 2007, the Company recorded losses of $14.3 million and $2.8 million, respectively. These losses were recorded within loss on undesignated interest rate swap in the accompanying condensed consolidated statements of operations.

As of December 31, 2006, $0.4 million of the asset related to this interest rate swap was included in prepaid expenses and $7.0 million of the asset was included in other deferred charges and other assets, net, within our consolidated balance sheet. As of September 30, 2007, $2.2 million related to the fair value of the interest rate swap was included in other long-term liabilities on the Company’s condensed consolidated balance sheet.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 11    Income Taxes

The difference in the Company’s tax expense between the three and nine months ended September 30, 2006 and 2007 was primarily caused by lower pre-tax book income in 2007 in the Company’s historical U.S. and U.K. subsidiaries, as well as book losses at the Company’s Intelsat Holding Corporation subsidiary. Because Bermuda does not currently impose an income tax, Intelsat’s statutory tax rate is zero. The difference between tax expense reported in the consolidated statements of operations and tax computed at statutory rates is attributable to the provision for foreign taxes, which were principally in the United States and United Kingdom as well as withholding taxes on revenue earned in many of the foreign markets.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, on an undiscounted basis. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits.

The Company adopted FIN 48 on January 1, 2007. The cumulative effect of adopting FIN 48 was immaterial, however the Company reclassified certain reserve amounts and corresponding indemnity receivables within the condensed consolidated balance sheets. As of January 1, 2007, the Company’s gross unrecognized tax benefits were $83.0 million (including interest and penalties), of which $14.5 million, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and, to the extent applicable, penalties with respect to unrecognized tax benefits as income tax expense. As of January 1, 2007, the Company had recorded reserves for interest and penalties in the amount of $24.9 million. As of September 30, 2007, the Company’s gross unrecognized tax benefits were $46.8 million (including interest and penalties), of which $11.1 million, if recognized, would affect the Company’s effective tax rate. As of September 30, 2007, the Company had recorded reserves for interest and penalties in the amount of $5.6 million.

The Company operates in various taxable jurisdictions throughout the world and its tax returns are subject to audit and review from time to time. The Company considers the United Kingdom and United States to be its significant tax jurisdictions. The Company’s U.S. and U.K. subsidiaries are subject to federal, state and local income tax examination for periods after July 18, 2001.

On November 6, 2007, Intelsat Corp was notified by the Internal Revenue Service of its intent to initiate an audit for the tax year ended December 31, 2005.

The Indian tax authorities have recently issued a tax assessment to the Company which asserts a higher tax rate than the rate which the Company’s customers in India have been withholding with respect to sales to India-based customers. The Company has appealed this assessment with the Indian tax authorities. While the outcome of this appeal cannot be predicted with certainty, the Company believes that its probability of ultimately prevailing with respect to this issue does not warrant accruing any additional tax, although the appeals process may take up to 15 years. Accordingly, no provision has been recognized in the Company’s condensed consolidated financial statements for the additional tax assessment asserted by the Indian tax authorities.

Tax Contingency

Prior to August 20, 2004, the Company’s subsidiary, Intelsat Corp, joined with The DIRECTV Group and General Motors Corporation (“GM”) in filing a consolidated U.S. Federal income tax return. In April 2004,

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

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

On October 25, 2007, Intelsat Corporation was notified by The DIRECTV Group that the Internal Revenue Service had begun a federal income tax return audit for the period beginning December 23, 2003 and ending December 31, 2005. As mentioned above, under the terms of Intelsat Corp’s tax separation agreement with The DIRECTV Group, federal income taxes are fully indemnified by The DIRECTV Group.

The Company’s income tax provision, prior to and including the nine-month period ended September 30, 2007, includes estimates of potential tax expense that may arise from an adverse outcome from federal tax issues and foreign tax withholding issues. For all periods prior to and including the nine months ended September 30, 2007, the Company has assessed the minimum and maximum exposure for federal tax issues, including foreign sales corporation and extra-territorial income issues, as well as foreign tax withholding issues, and has provided taxes in the amount of the estimated exposure.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 12    Restructuring and Transaction Costs

The Company’s restructuring and transaction costs include its historical facilities restructuring plans and management-approved restructuring plans to consolidate and integrate the management and operations of Intelsat and PanAmSat Holdco subsequent to consummation of the PanAmSat Acquisition Transactions. Total restructuring and transaction costs were $19.9 million for the three months ended September 30, 2006. For the three months ended September 30, 2007, net credits of $0.1 million were the result of changes in expected severance and retention payments. Approximately $19.9 million and $7.1 million of operating expenses were recorded in the condensed consolidated statements of operations in relation to these plans during the nine months ended September 30, 2006 and 2007, respectively.

(a) Facilities Restructuring Plans

The restructuring plan approved subsequent to the consummation of the PanAmSat Acquisition Transactions included the closure of the PanAmSat former corporate headquarters in Wilton, Connecticut, as well as two other locations in the United States. The facility restructuring costs relate primarily to payments due on existing lease obligations that are expected to be incurred and paid through 2011. PanAmSat Holdco also had recorded liabilities in connection with its 2002 approval of a plan to restructure several of its United States locations and close certain facilities, some of which are currently being leased through 2011. Additionally, in an effort to further streamline operations, during 2004, PanAmSat consolidated its Manhattan Beach, El Segundo and Long Beach, California facilities. The remaining liability of $8.8 million and $7.4 million as of December 31, 2006 and September 30, 2007, respectively, will be paid through 2011.

(b) Workforce Restructuring Plan

As part of the acquisition consolidation and integration associated with the PanAmSat Acquisition Transactions, the Company approved a workforce restructuring plan. This plan provides for the retention of key employees and the relocation and/or severance of employees due to planned facility closures. This workforce reduction covers approximately 400 employees. Total restructuring and transaction costs were $19.9 million for the three months ended September 30, 2006. For the three months ended September 30, 2007, net credits of $0.1 million were the result of changes in expected severance and retention payments. Approximately $19.9 million and $7.1 million of operating expenses were recorded in the condensed consolidated statements of operations in relation to these plans during the nine months ended September 30, 2006 and 2007, respectively. These costs included employee compensation, benefits, outplacement services, legal services and relocation. They are expected to be incurred and paid through June 2008.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

The following table summarizes the recorded accruals which are included in employee related liabilities and accrued liabilities in the condensed consolidated financial statements and activity related to the facilities restructuring and workforce restructuring (in millions):

	Facilities Restructuring Plans	Workforce Restructuring Plans	Total
Balance at December 31, 2006	$8.8	$18.7	$27.5
Restructuring charges	—	7.1	7.1
Net cash payments	(1.8)	(18.3)	(20.1)
Other adjustments	0.4	—	0.4

Balance at September 30, 2007	$7.4	$7.5	$14.9

The Company expects to incur additional costs of $0.4 million related to severance and retention and expects additional costs for workforce relocation during 2007 and 2008 as part of the PanAmSat Acquisition Transactions related workforce plan. No additional costs related to the facilities restructuring plans are expected to be incurred.

Note 13    Contingencies

(a) Insurance

As of September 30, 2007, the Company had in effect in-orbit insurance policies covering three satellites with an insured value of $225.8 million and an aggregate net book value of $300.7 million. The Company had 49 uninsured satellites in orbit as of September 30, 2007. Of the insured satellites, one was covered by an insurance policy with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure, referred to as Significant Exclusion Policies. The Significant Exclusion Policies reduce the probability of an insurance recovery in the event of a loss on this satellite. Galaxy 13/ Horizons-1, which was placed in service in January 2004 and is insured by a policy with an exclusion for Xenon-Ion Propulsion Systems (“XIPS”) related anomalies, continues to have XIPS available as its primary propulsion system. It also has a bi-propellant fuel system currently in use, with sufficient bi-propellant fuel to maintain station-kept orbit until approximately 2016.

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

A settlement has been reached and a consent decree issued in a class action against Intelsat and IGSC filed in 2004 in the U.S. District Court for the District of Columbia by certain named plaintiffs who are Intelsat retirees, spouses of retirees or surviving spouses of deceased retirees. The case arose out of a resolution adopted

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

by the governing body of the International Telecommunications Satellite Organization (the “IGO”), the predecessor to Intelsat prior to privatization, regarding medical benefits for retirees and their dependents. The plaintiffs allege that Intelsat wrongfully modified health plan terms to deny coverage to surviving spouses and dependents of deceased retirees, thereby breaching the fiduciary duty obligations of the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the “contract” represented by the IGO resolution. Intelsat took the position that the IGO resolution does not create obligations that are enforceable against Intelsat or IGSC.

On September 26, 2007, the District Court entered a consent decree and final judgment adopting the settlement agreement reached by Intelsat and lead plaintiffs’ counsel. The settlement agreement nullifies all potential obligations under the pre-privatization IGO resolution, including, most significantly, the obligation to establish a trust to fund lifetime retiree medical benefits at 2001 levels for the putative class members. Instead, the Company will provide to the retiree class certain health benefits that are essentially the same as those currently provided to active employees, the value of which, taken as a whole, cannot be reduced or eliminated. The retiree class members will have lifetime affordable health care coverage, for which they will pay modest increases in premiums, deductibles and co-pay amounts, such increases to be capped in accordance with certain cost of living adjustment provisions. The settlement extends the obligation to provide the benefits to transferees, affiliates and successors of Intelsat under certain circumstances. On October 1, 2007, the District Court entered a further order concerning the division between the two plaintiffs’ counsel of the $270 thousand in plaintiffs’ attorneys’ fees called for in the settlement. The consent decree became final on October 31, 2007. There were no changes in the accrued litigation liability or postretirement benefit obligations as a result of this settlement.

(c) LCO Protection

Most of the customer service commitments entered into prior to the privatization were transferred to Intelsat pursuant to novation agreements. Certain of these agreements contain provisions, including provisions for lifeline connectivity obligation (“LCO”) protection, which constrain Intelsat’s ability to price services in some circumstances. Intelsat’s LCO contracts require the Company to provide customers with the right to renew their service commitments covered by LCO contracts at prices no higher than the prices charged for those services on the privatization date. Under some circumstances, Intelsat may also be required by an LCO contract to reduce the price for a service commitment covered by the contract. LCO protection may continue until July 18, 2013. As of September 30, 2007, Intelsat had approximately $223.4 million of backlog covered by LCO contracts and to date has not been required to reduce prices for its LCO-protected service commitments. However, there can be no assurances that Intelsat will not be required to reduce prices in the future under its LCO commitments.

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

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

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

The geographic distribution of Intelsat’s revenue for the three months ended September 30, 2006 and 2007 was as follows:

	Three Months Ended September 30,
	2006	2007
North America	50%	48%
Africa and Middle East	15%	17%
Europe	15%	15%
Latin America and Caribbean	12%	12%
Asia Pacific	8%	8%

Approximately 5% of Intelsat’s revenue was derived from its largest customer during the three months ended September 30, 2006 and 2007. The ten largest customers accounted for approximately 22% and 21% of Intelsat’s revenue for the three months ended September 30, 2006 and 2007, respectively.

The geographic distribution of Intelsat’s revenue for the nine months ended September 30, 2006 and 2007 was as follows:

	Nine Months Ended September 30,
	2006	2007
North America	44%	48%
Africa and Middle East	18%	17%
Europe	19%	15%
Latin America and Caribbean	10%	12%
Asia Pacific	9%	8%

Approximately 4% and 5% of Intelsat’s revenue was derived from its largest customer during the nine months ended September 30, 2006 and 2007, respectively. The ten largest customers accounted for approximately 21% of Intelsat’s revenue for the nine months ended September 30, 2006 and 2007.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

For the three months ended September 30, 2006 and 2007, revenues were derived from the following services:

	Three Months Ended September 30,
	2006		2007
Transponder services	$413,884	78%	$413,450	76%
Managed services	52,749	10	67,007	12
Channel	45,366	9	39,936	7
Mobile satellite services and other	16,475	3	25,697	5

Total	$528,474	100%	$546,090	100%

For the nine months ended September 30, 2006 and 2007, revenues were derived from the following services:

	Nine Months Ended September 30,
	2006		2007
Transponder services	$800,574	72%	$1,220,203	76%
Managed services	118,973	11	191,057	12
Channel	160,726	14	124,705	8
Mobile satellite services and other	39,181	3	71,585	4

Total	$1,119,454	100%	$1,607,550	100%

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

(b) Monitoring Fee Agreements and Transaction Fees

In connection with the closing of the Acquisition, Intelsat Bermuda (assumed by Intelsat Sub Holdco in March 2005) entered into a monitoring fee agreement (the “2005 MFA”) with Intelsat Holdings and the Sponsors, or affiliates of, or entities advised by, designated by or associated with, the Sponsors, as the case may be (collectively, the “2005 MFA parties”), pursuant to which the 2005 MFA parties provide certain monitoring, advisory and consulting services to Intelsat. Pursuant to the 2005 MFA, Intelsat Sub Holdco is obligated to pay an annual fee equal to the greater of $6.25 million or 1.25% of adjusted EBITDA as defined in the indenture governing the notes entered into to finance the Acquisition (the “acquisition finance notes”), and to reimburse the 2005 MFA parties for their out-of-pocket expenses. Intelsat Sub Holdco also agreed to indemnify the 2005 MFA parties and their directors, officers, employees, agents and representatives for losses relating to the services contemplated by the 2005 MFA and the engagement of the 2005 MFA parties pursuant to, and the performance

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

by them of the services contemplated by, the 2005 MFA. To the extent permitted by the agreements and indentures governing indebtedness of Intelsat Sub Holdco and its subsidiaries, upon a change of control or qualified initial public offering, the Sponsors may at their option receive a lump sum payment equal to the then present value of all then current and future monitoring fees payable, assuming a termination date of January 28, 2017. Intelsat recorded expense for services associated with the 2005 MFA of $3.0 million and $2.9 million during the three months ended September 30, 2006 and 2007, respectively. Intelsat recorded expense of $9.0 million and $9.2 million during the nine months ended September 30, 2006 and 2007, respectively.

In connection with the closing of the PanAmSat Acquisition Transactions, Intelsat Bermuda entered into a monitoring fee agreement (the “2006 MFA”), with the Sponsors, or affiliates of, or entities advised by, designated by or associated with, the Sponsors, as the case may be, referred to collectively as the 2006 MFA parties, pursuant to which the 2006 MFA parties provide certain monitoring, advisory and consulting services with respect to Intelsat Bermuda, PanAmSat Holdco and their respective subsidiaries. Pursuant to the 2006 MFA, an annual fee equal to the greater of $6.25 million or 1.25% of Intelsat Corp Adjusted EBITDA (as defined in the indenture governing the Intelsat Corp 2016 Senior Notes) will be paid, and Intelsat Bermuda will reimburse the 2006 MFA parties for their out-of-pocket expenses. Intelsat Bermuda also agreed to indemnify the 2006 MFA parties and their directors, officers, employees, agents and representatives for losses relating to the services contemplated by the 2006 MFA and the engagement of the 2006 MFA parties pursuant to, and the performance by them of the services contemplated by, the 2006 MFA. To the extent permitted by the agreements and indentures governing indebtedness of Intelsat Bermuda, Intelsat Holdco and their respective subsidiaries, upon a change of control or qualified initial public offering as defined in the 2006 MFA, the 2006 MFA parties may at their option receive, in lieu of the annual fee, a lump sum payment equal to the then present value of all then current and future monitoring fees payable, based on certain assumptions, including a termination date which will be the earlier of (i) the twelfth anniversary of the date of the closing of the PanAmSat Acquisition Transactions (July 3, 2018), (ii) such time as the Sponsors and their affiliates own less than 5% of the beneficial economic interest of Intelsat Holdings and (iii) such earlier date as the 2006 MFA parties and Intelsat Holdco may mutually agree upon. Intelsat recorded expense for services associated with the 2006 MFA of $3.1 million and $2.3 million during the three months ended September 30, 2006 and 2007, respectively. Intelsat recorded expense of $3.1 million and $9.0 million during the nine months ended September 30, 2006 and 2007, respectively.

In addition, as payment for certain structuring and advisory services rendered, Intelsat Bermuda paid an aggregate transaction and advisory fee of $40.0 million to the 2006 MFA parties, upon the closing of the PanAmSat Acquisition Transactions.

(c) Ownership by Management

Certain members of management have purchased common equity of Intelsat Holdings and have been granted restricted common equity and SCAs to purchase common equity.

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

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

The Company recorded approximately $45.1 million and $87.2 million of revenue during the nine months ended September 30, 2006 and 2007, respectively. The receivable outstanding from HNS as of December 31, 2006 and September 30, 2007 was approximately $13.5 million and $10.6 million, respectively.

(e) Receivable from Parent

The Company has a receivable from its parent, Intelsat Holdings, as of December 31, 2006 and September 30, 2007 of $5.8 million and $5.9 million, respectively (see Note 5).

(f) BC Share Purchase Agreement

On June 19, 2007, our parent, Intelsat Holdings, entered into the BC Share Purchase Agreement with Parent, Buyer and certain shareholders of Intelsat Holdings, including members of the Company’s management (see Note 2(b)).

(g) Other Related Party Transactions

The Company has a 50% ownership interest in Horizons-1, an investment which is accounted for under the equity method of accounting (see Note 7). During the three months ended September 30, 2006 and 2007, the Company recorded expenses of approximately $1.0 million in each period in relation to the lease of such Ku-band satellite capacity from Horizons-1. During the nine months ended September 30, 2006 and 2007, the Company recorded expenses of approximately $1.0 million and $3.0 million, respectively, for the lease of this capacity. Additionally, the Company provides telemetry, tracking and control services for the Horizons-1 satellite. The Company recorded revenue for these services of approximately $0.2 million during the three months ended September 30, 2006 and 2007 and approximately $0.2 million and $0.5 million during the nine months ended September 30, 2006 and 2007, respectively.

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

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

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

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,605	$3,335	$—	$326,051	$115,261	$159,605	$(115,261)	$495,596
Receivables, net of allowance	4,990	—	565	177,235	176,943	118,219	(176,943)	301,009
Deferred income taxes	—	—	—	8,151	8,151	34,174	(8,151)	42,325
Intercompany receivables	—	—	—	1,177,347	—	—	(1,177,347)	—
Prepaid expenses and other current assets	1,890	—	91	24,680	26,213	40,596	(28,163)	65,307

Total current assets	13,485	3,335	656	1,713,464	326,568	352,594	(1,505,865)	904,237
Satellites and other property and equipment, net	—	—	—	2,609,556	2,607,639	1,967,978	(2,607,639)	4,577,534
Goodwill	—	—	—	110,929	—	3,792,838	—	3,903,767
Non-amortizable intangible assets	—	—	—	560,000	—	1,116,600	—	1,676,600
Amortizable intangible assets, net	—	—	—	427,804	—	287,064	—	714,868
Other assets	—	91,706	3,604	59,787	14,171	84,546	(14,171)	239,643
Investment in affiliate and subsidiaries	1,806,507	5,799,744	3,111,915	(5,143)	(5,143)	94,279	(10,707,880)	94,279

Total assets	$1,819,992	$5,894,785	$3,116,175	$5,476,397	$2,943,235	$7,695,899	$(14,835,555)	$12,110,928

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$4,358	$1,031	$—	$54,929	$45,975	$142,743	$(47,927)	$201,109
Accrued interest payable	48,677	97,341	—	40,907	7,252	63,426	(7,252)	250,351
Current portion of long-term debt	—	—	—	17,015	13,567	201,942	(13,567)	218,957
Deferred satellite performance incentives	—	—	—	4,598	4,598	19,844	(4,598)	24,442
Other current liabilities	—	—	—	61,157	61,157	40,189	(61,157)	101,346
Intercompany payables	932,943	54,542	41,935	—	1,224,530	147,925	(2,401,875)	—

Total current liabilities	985,978	152,914	41,935	178,606	1,357,079	616,069	(2,536,376)	796,205
Long-term debt, net of current portion	1,560,959	3,935,364	387,731	1,904,677	15,960	3,258,560	(15,960)	11,047,291
Deferred satellite performance incentives, net of current portion	—	—	—	25,064	25,064	103,120	(25,064)	128,184
Deferred revenue, net of current portion	—	—	—	140,314	140,314	17,404	(140,314)	157,718
Deferred income taxes	—	—	—	7,199	7,199	440,868	(7,199)	448,067
Accrued retirement benefits	—	—	—	68,937	68,937	28,722	(68,937)	97,659
Other long-term liabilities	—	—	—	39,685	27,968	123,064	(27,968)	162,749

Shareholder's equity (deficit):
Ordinary shares	12	12	—	12	—	70	(94)	12
Other shareholder's equity (deficit)	(726,957)	1,806,495	2,686,509	3,111,903	1,300,714	3,108,022	(12,013,643)	(726,957)

Total liabilities and shareholder's equity (deficit)	$1,819,992	$5,894,785	$3,116,175	$5,476,397	$2,943,235	$7,695,899	$(14,835,555)	$12,110,928

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,834	$41,990	$—	$341,413	$139,969	$193,418	$(139,968)	$583,656
Receivables, net of allowance	4,800	—	565	176,404	175,916	119,249	(175,916)	301,018
Deferred income taxes	—	—	—	8,151	8,151	34,252	(8,151)	42,403
Prepaid expenses and other current assets	758	—	91	6,790	6,724	49,244	(6,724)	56,883
Intercompany receivables	—	—	—	1,037,008	—	—	(1,037,008)	—

Total current assets	12,392	41,990	656	1,569,766	330,760	396,163	(1,367,767)	983,960
Satellites and other property and equipment, net	—	—	—	2,852,338	2,849,674	1,876,802	(2,849,679)	4,729,135
Goodwill	—	—	—	110,929	—	3,797,103	—	3,908,032
Non-amortizable intangible assets	—	—	—	560,000	—	1,116,600	—	1,676,600
Amortizable intangible assets, net	—	—	—	455,858	—	329,146	—	785,004
Investment in affiliate and subsidiaries	1,903,625	4,807,038	2,185,777	1,166	1,166	60,093	(8,891,347)	67,518
Other assets	—	68,917	3,847	94,881	17,153	83,509	(17,148)	251,159

Total assets	$1,916,017	$4,917,945	$2,190,280	$5,644,938	$3,198,753	$7,659,416	$(13,125,941)	$12,401,408

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$4,210	$2,099	$158	$92,210	$69,544	$228,959	$(69,545)	$327,635
Accrued interest payable	20,615	27,953	193	123,336	7,247	71,821	(7,247)	243,918
Current portion of long-term debt	—	—	—	16,630	13,182	53,188	(13,183)	69,817
Deferred satellite performance incentives	—	—	—	3,463	3,463	14,912	(3,464)	18,374
Other current liabilities	—	—	—	60,598	60,599	44,426	(60,598)	105,025
Intercompany payables	889,875	44,268	40,266	—	1,033,842	62,598	(2,070,849)	—

Total current liabilities	914,700	74,320	40,617	296,237	1,187,877	475,904	(2,224,886)	764,769
Long-term debt, net of current portion	1,542,659	2,940,000	362,276	2,916,531	25,229	3,448,331	(25,228)	11,209,798
Deferred satellite performance incentives, net of current portion	—	—	—	33,021	33,021	99,428	(33,021)	132,449
Deferred revenue, net of current portion	—	—	—	132,078	132,078	16,789	(132,078)	148,867
Deferred income taxes	—	—	—	7,373	7,373	452,833	(7,372)	460,207
Accrued retirement benefits	—	—	—	66,814	66,814	31,759	(66,814)	98,573
Other long-term liabilities	—	—	—	7,106	7,107	120,980	(7,107)	128,086
Shareholder’s equity (deficit):
Ordinary shares	12	12	—	12	—	50	(74)	12
Other shareholder’s equity (deficit)	(541,353)	1,903,613	1,787,387	2,185,766	1,739,254	3,013,342	(10,629,361)	(541,353)

Total liabilities and shareholder’s equity (deficit)	$1,916,017	$4,917,945	$2,190,280	$5,644,938	$3,198,753	$7,659,416	$(13,125,941)	$12,401,408

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$—	$318,175	$318,175	$334,974	$(425,234)	$546,090

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	65,913	320,145	126,663	(431,890)	80,831
Selling, general and administrative	6,921	2,345	—	9,921	6,617	29,224	(1,931)	53,097
Depreciation and amortization	—	—	—	117,162	107,562	80,447	(107,562)	197,609
Restructuring costs	—	—	—	46	46	(101)	(46)	(55)
Loss on undesignated interest rate swap	—	—	—	—	—	9,488	—	9,488

Total operating expenses	6,921	2,345	—	193,042	434,370	245,721	(541,429)	340,970

Income (loss) from operations	(6,921)	(2,345)	—	125,133	(116,195)	89,253	116,195	205,120
Interest expense, net	45,585	99,755	9,229	18,786	10,601	66,234	(10,601)	239,589
Subsidiary income	9,953	112,053	92,458	852	852	—	(216,168)	—
Other income, net	—	—	—	381	381	1,396	(381)	1,777

Income (loss) from operations before income taxes	(42,553)	9,953	83,229	107,580	(125,563)	24,415	(89,753)	(32,692)
Provision for (benefit from) income taxes	16	—	—	15,122	14,358	(5,261)	(14,358)	9,877

Net income (loss)	$(42,569)	$9,953	$83,229	$92,458	$(139,921)	$29,676	$(75,395)	$(42,569)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$—	$300,301	$300,301	$333,465	$(405,593)	$528,474

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	73,053	312,460	134,355	(425,638)	94,230
Selling, general and administrative	3,198	6,087	—	11,057	8,286	27,897	(400)	56,125
Depreciation and amortization	—	—	—	127,035	117,431	74,961	(117,431)	201,996
Impairment of asset value	—	—	—	48,974	48,974	—	(48,974)	48,974
Restructuring costs	63	—	—	14,471	5,164	5,368	(5,164)	19,902
Loss on undesignated interest rate swap	—	—	—	—	—	14,328	—	14,328

Total operating expenses	3,261	6,087	—	274,590	492,315	256,909	(597,607)	435,555

Income (loss) from operations	(3,261)	(6,087)	—	25,711	(192,014)	76,556	192,014	92,919
Interest expense, net	46,377	82,144	8,754	56,843	10,385	73,579	(10,385)	267,697
Subsidiary income (loss)	(122,926)	(34,693)	(28,320)	2,301	2,301	—	181,337	—
Other income (expense), net	—	(2)	—	(10,097)	(10,100)	2,489	10,100	(7,610)

Income (loss) from operations before income taxes	(172,564)	(122,926)	(37,074)	(38,928)	(210,198)	5,466	393,836	(182,388)
Provision for (benefit from) income taxes	—	—	—	(10,608)	(10,900)	784	10,900	(9,824)

Net income (loss)	$(172,564)	$(122,926)	$(37,074)	$(28,320)	$(199,298)	$4,682	$382,936	$(172,564)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$—	$925,909	$925,909	$981,929	$(1,226,197)	$1,607,550

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	204,625	956,738	350,437	(1,267,551)	244,249
Selling, general and administrative	19,399	9,159	—	28,311	17,511	103,576	(6,987)	170,969
Depreciation and amortization	—	—	—	355,702	326,903	232,300	(326,903)	588,002
Restructuring costs	—	—	—	151	151	6,937	(151)	7,088
Loss on undesignated interest rate swap	—	—	—	—	—	2,760	—	2,760

Total operating expenses	19,399	9,159	—	588,789	1,301,303	696,010	(1,601,592)	1,013,068

Income (loss) from operations	(19,399)	(9,159)	—	337,120	(375,394)	285,919	375,395	594,482
Interest expense, net	136,810	288,565	27,016	106,457	32,610	200,016	(32,610)	758,864
Subsidiary income (loss)	(33,060)	264,664	201,760	1,103	1,103	—	(435,570)	—
Other income (expense), net	1	—	—	(5,081)	(5,081)	3,529	5,081	(1,551)

Income (loss) from operations before income taxes	(189,268)	(33,060)	174,744	226,685	(411,982)	89,432	(22,484)	(165,933)
Provision for (benefit from) income taxes	47	—	—	24,925	22,854	(1,590)	(22,854)	23,382

Net income (loss)	$(189,315)	$(33,060)	$174,744	$201,760	$(434,836)	$91,022	$370	$(189,315)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$—	$848,840	$848,840	$440,553	$(1,018,779)	$1,119,454

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	194,846	921,967	224,887	(1,146,274)	195,426
Selling, general and administrative	4,779	6,087	—	33,111	12,772	34,420	41,596	132,765
Depreciation and amortization	—	—	—	425,868	397,051	79,333	(397,051)	505,201
Impairment of asset value	—	—	—	48,974	48,974	—	(48,974)	48,974
Restructuring costs	63	—	—	14,471	5,164	5,368	(5,164)	19,902
Loss on undesignated interest rate swap	—	—	—	—	—	14,328	—	14,328

Total operating expenses	4,842	6,087	—	717,270	1,385,928	358,336	(1,555,867)	916,596

Income (loss) from operations	(4,842)	(6,087)	—	131,570	(537,088)	82,217	537,088	202,858
Interest expense, net	140,456	97,444	8,754	150,925	30,192	78,956	(30,192)	476,535
Subsidiary income (loss)	(160,059)	(56,526)	(50,152)	2,839	2,839	—	261,059	—
Other income (expense), net	—	(2)	—	(22,743)	(22,742)	2,980	22,741	(19,766)

Income (loss) from operations before income taxes	(305,357)	(160,059)	(58,906)	(39,259)	(587,183)	6,241	851,080	(293,443)
Provision for income taxes	—	—	—	10,893	10,110	1,023	(10,110)	11,916

Net income (loss)	$(305,357)	$(160,059)	$(58,906)	$(50,152)	$(597,293)	$5,218	$861,190	$(305,359)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(64,230)	$(219,344)	$—	$364,564	$70,712	$349,159	$(70,712)	$430,149

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	—	—	(83,848)	(83,848)	(284,547)	83,848	(368,395)
Other investing activity	—	—	—	—	—	2,078	—	2,078
Advances to/from subsidiaries	—	—	—	—	—	(6,823)	6,823	—
Investment in subsidiaries	64,000	(728,081)	(728,081)	—	—	—	1,392,162	—

Net cash provided by (used in) investing activities	64,000	(728,081)	(728,081)	(83,848)	(83,848)	(289,292)	1,482,833	(366,317)

Cash flows from financing activities:
Repayment of long-term debt	—	(600,000)	—	(1,007,587)	(5,000)	(40,146)	5,000	(1,647,733)
Proceeds from bond issuance	—	1,595,000	—	—	—	—	—	1,595,000
Repayment of credit facility borrowings	—	(51,194)	—	—	—	—	51,194	—
Proceeds from credit facility revolver loan	—	58,017	—	—	—	—	(58,017)	—
New debt issuance costs	—	(29,053)	—	—	—	(2,172)	—	(31,225)
Repayments of funding of capital expenditures by customer	—	—	—	—	—	(41,282)	—	(41,282)
Payment of premium on early retirement of debt	—	—	—	(10,000)	—	—	—	(10,000)
Capital contributions from parent companies	—	—	977,000	977,000	—	—	(1,954,000)	—
Principal payments on deferred satellite performance incentives	—	—	—	(2,491)	(2,491)	(10,888)	2,491	(13,379)
Principal payments on capital lease obligations	—	—	—	(4,081)	(4,081)	—	4,081	(4,081)
Dividends to shareholders	—	(64,000)	(248,919)	(248,919)	—	—	561,838	—

Net cash provided by (used in) financing activities	—	908,770	728,081	(296,078)	(11,572)	(94,488)	(1,387,413)	(152,700)

Effect of exchange rate changes on cash	—	—	—	—	—	808	—	808

Net change in cash and cash equivalents	(230)	(38,655)	—	(15,362)	(24,708)	(33,813)	24,708	(88,060)
Cash and cash equivalents, beginning of period	6,834	41,990	—	341,413	139,969	193,418	(139,968)	583,656

Cash and cash equivalents, end of period	$6,604	$3,335	$—	$326,051	$115,261	$159,605	$(115,260)	$495,596

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(117,149)	$14,241	$—	$371,594	$353,704	$60,076	$(372,307)	$310,159

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	—	—	(91,311)	(91,311)	(20,368)	91,311	(111,679)
PanAmSat acquisition (including G2 acquisition)	—	(1,713,576)	—	—	—	(1,438,945)	—	(3,152,521)
Advances to/from subsidiaries, net	46,943	(1,280,182)	—	(42,581)	(66,372)	1,272,780	69,412	—
Investment in subsidiaries	75,263	208,826	145,000	(48,301)	(57,345)	—	(323,443)	—

Net cash provided by (used in) investing activities	122,206	(2,784,932)	145,000	(182,193)	(215,028)	(186,533)	(162,720)	(3,264,200)

Cash flows from financing activities:
Repayment of long-term debt	—	—	—	(347,375)	—	(307,980)	—	(655,355)
Proceeds from bond issuance	—	2,340,000	—	—	—	575,000	—	2,915,000
Proceeds from credit facility borrowings	—	600,000	—	344,750	—	—	—	944,750
New debt issuance costs	—	(72,559)	—	—	—	(28,602)	—	(101,161)
Capital contributions from parent companies	—	—	—	—	—	44,176	(44,176)	—
Principal payments on deferred satellite performance incentives	—	—	—	(3,354)	(3,354)	(3,803)	3,354	(7,157)
Principal payments on capital lease obligations	—	—	—	(5,132)	(5,132)	—	5,132	(5,132)
Dividends to shareholders	—	(75,263)	(145,000)	(220,263)	—	—	440,526	—

Net cash provided by (used in) financing activities	—	2,792,178	(145,000)	(231,374)	(8,486)	278,791	404,836	3,090,945

Effect of exchange rate changes on cash	—	—	—	—	—	43	—	43

Net change in cash and cash equivalents	5,057	21,487	—	(41,973)	130,190	152,377	(130,191)	136,947
Cash and cash equivalents, beginning of period	65	—	—	341,204	7,501	18,801	(7,501)	360,070

Cash and cash equivalents, end of period	$5,122	$21,487	$—	$299,231	$137,691	$171,178	$(137,692)	$497,017

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2007

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

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,605	$329,386	$326,051	$159,604	$(326,050)	$495,596
Receivables, net of allowance	4,990	177,235	177,235	118,784	(177,235)	301,009
Deferred income taxes	—	8,151	8,151	34,174	(8,151)	42,325
Prepaid expenses and other current assets	1,890	24,680	24,680	40,689	(26,632)	65,307
Intercompany receivables	—	1,122,804	1,177,347	—	(2,300,151)	—

Total current assets	13,485	1,662,256	1,713,464	353,251	(2,838,219)	904,237
Satellites and other property and equipment, net	—	2,609,557	2,609,557	1,967,977	(2,609,557)	4,577,534
Goodwill	—	110,929	110,929	3,792,838	(110,929)	3,903,767
Non-amortizable intangible assets	—	560,000	560,000	1,116,600	(560,000)	1,676,600
Amortizable intangible assets, net	—	427,804	427,804	287,064	(427,804)	714,868
Other assets	—	151,493	59,786	88,150	(59,786)	239,643
Investment in affiliate and subsidiaries	1,806,507	2,682,686	(5,143)	94,279	(4,484,050)	94,279

Total assets	$1,819,992	$8,204,725	$5,476,397	$7,700,159	$(11,090,345)	$12,110,928

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$4,358	$55,960	$54,929	$142,743	$(56,881)	$201,109
Accrued interest payable	48,677	138,248	40,907	63,426	(40,907)	250,351
Current portion of long-term debt	—	17,015	17,015	201,942	(17,015)	218,957
Deferred satellite performance incentives	—	4,598	4,598	19,844	(4,598)	24,442
Other current liabilities	—	61,157	61,157	40,189	(61,157)	101,346
Intercompany payables	932,943	—	—	189,860	(1,122,803)	—

Total current liabilities	985,978	276,978	178,606	658,004	(1,303,361)	796,205
Long-term debt, net of current portion	1,560,959	5,840,041	1,904,677	3,646,291	(1,904,677)	11,047,291
Deferred satellite performance incentives, net of current portion	—	25,064	25,064	103,120	(25,064)	128,184
Deferred revenue, net of current portion	—	140,314	140,314	17,404	(140,314)	157,718
Deferred income taxes	—	7,199	7,199	440,868	(7,199)	448,067
Accrued retirement benefits	—	68,937	68,937	28,722	(68,937)	97,659
Other long-term liabilities	—	39,685	39,685	123,064	(39,685)	162,749

Shareholder’s equity (deficit):
Ordinary shares	12	12	12	70	(94)	12
Other shareholder’s equity (deficit)	(726,957)	1,806,495	3,111,903	2,682,616	(7,601,014)	(726,957)

Total liabilities and shareholder’s equity (deficit)	$1,819,992	$8,204,725	$5,476,397	$7,700,159	$(11,090,345)	$12,110,928

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,834	$383,403	$341,413	$193,418	$(341,412)	$583,656
Receivables, net of allowance	4,800	176,404	176,404	119,814	(176,404)	301,018
Deferred income taxes	—	8,151	8,151	34,252	(8,151)	42,403
Prepaid expenses and other current assets	758	6,790	6,790	49,335	(6,790)	56,883
Intercompany receivables	—	992,740	1,037,008	—	(2,029,748)	—

Total current assets	12,392	1,567,488	1,569,766	396,819	(2,562,505)	983,960
Satellites and other property and equipment, net	—	2,852,338	2,852,338	1,876,802	(2,852,343)	4,729,135
Goodwill	—	110,929	110,929	3,797,103	(110,929)	3,908,032
Non-amortizable intangible assets	—	560,000	560,000	1,116,600	(560,000)	1,676,600
Amortizable intangible assets, net	—	455,858	455,858	329,146	(455,858)	785,004
Investment in affiliate and subsidiaries	1,903,625	2,622,426	1,166	60,093	(4,519,792)	67,518
Other assets	—	163,799	94,881	87,356	(94,877)	251,159

Total assets	$1,916,017	$8,332,838	$5,644,938	$7,663,919	$(11,156,304)	$12,401,408

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$4,210	$94,309	$92,210	$229,117	$(92,211)	$327,635
Accrued interest payable	20,615	151,290	123,336	72,014	(123,337)	243,918
Current portion of long-term debt	—	16,630	16,630	53,188	(16,631)	69,817
Deferred satellite performance incentives	—	3,463	3,463	14,912	(3,464)	18,374
Other current liabilities	—	60,598	60,598	44,426	(60,597)	105,025
Intercompany payables	889,875	—	—	102,864	(992,739)	—

Total current liabilities	914,700	326,290	296,237	516,521	(1,288,979)	764,769
Long-term debt, net of current portion	1,542,659	5,856,531	2,916,531	3,810,607	(2,916,530)	11,209,798
Deferred satellite performance incentives, net of current portion	—	33,021	33,021	99,428	(33,021)	132,449
Deferred revenue, net of current portion	—	132,078	132,078	16,789	(132,078)	148,867
Deferred income taxes	—	7,373	7,373	452,833	(7,372)	460,207
Accrued retirement benefits	—	66,814	66,814	31,759	(66,814)	98,573
Other long-term liabilities	—	7,106	7,106	120,980	(7,106)	128,086

Shareholder’s equity (deficit):
Ordinary shares	12	24	12	50	(86)	12
Other shareholder’s equity (deficit)	(541,353)	1,903,601	2,185,766	2,614,952	(6,704,318)	(541,353)

Total liabilities and shareholder’s equity (deficit)	$1,916,017	$8,332,838	$5,644,938	$7,663,919	$(11,156,304)	$12,401,408

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$318,175	$318,175	$334,974	$(425,234)	$546,090

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	65,913	65,912	125,662	(176,656)	80,831
Selling, general and administrative	6,921	12,266	9,921	30,225	(6,236)	53,097
Depreciation and amortization	—	117,162	117,162	80,447	(117,162)	197,609
Restructuring costs	—	46	46	(101)	(46)	(55)
Loss on undesignated interest rate swap	—	—	—	9,488	—	9,488

Total operating expenses	6,921	195,387	193,041	245,721	(300,100)	340,970

Income (loss) from operations	(6,921)	122,788	125,134	89,253	(125,134)	205,120
Interest expense, net	45,585	118,541	18,786	75,463	(18,786)	239,589
Subsidiary income	9,953	20,447	852	—	(31,252)	—
Other income, net	—	381	381	1,396	(381)	1,777

Income (loss) from operations before income taxes	(42,553)	25,075	107,581	15,186	(137,981)	(32,692)
Provision for (benefit from) income taxes	16	15,122	15,122	(5,261)	(15,122)	9,877

Net income (loss)	$(42,569)	$9,953	$92,459	$20,447	$(122,859)	$(42,569)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$300,301	$300,301	$333,466	$(405,594)	$528,474

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	73,053	73,054	134,355	(186,232)	94,230
Selling, general and administrative	3,198	17,144	11,057	27,898	(3,172)	56,125
Depreciation and amortization	—	127,035	127,035	74,961	(127,035)	201,996
Impairment of asset value	—	48,974	48,974	—	(48,974)	48,974
Restructuring costs	63	14,471	14,471	5,368	(14,471)	19,902
Loss on undesignated interest rate swap	—	—	—	14,328	—	14,328

Total operating expenses	3,261	280,677	274,591	256,910	(379,884)	435,555

Income (loss) from operations	(3,261)	19,624	25,710	76,556	(25,710)	92,919
Interest expense, net	46,377	138,986	56,843	82,334	(56,843)	267,697
Subsidiary income (loss)	(122,926)	(4,073)	2,301	—	124,698	—
Other income (expense), net	—	(10,100)	(10,097)	2,490	10,097	(7,610)

Loss from operations before income taxes	(172,564)	(133,535)	(38,929)	(3,288)	165,928	(182,388)
Provision for (benefit from) income taxes	—	(10,609)	(10,609)	785	10,609	(9,824)

Net loss	$(172,564)	$(122,926)	$(28,320)	$(4,073)	$155,319	$(172,564)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$925,909	$925,909	$981,929	$(1,226,197)	$1,607,550

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	204,624	204,624	350,437	(515,436)	244,249
Selling, general and administrative	19,399	37,470	28,311	103,576	(17,787)	170,969
Depreciation and amortization	—	355,702	355,702	232,300	(355,702)	588,002
Restructuring costs	—	151	151	6,937	(151)	7,088
Loss on undesignated interest rate swap	—	—	—	2,760	—	2,760

Total operating expenses	19,399	597,947	588,788	696,010	(889,076)	1,013,068

Income (loss) from operations	(19,399)	327,962	337,121	285,919	(337,121)	594,482
Interest expense, net	136,810	395,022	106,457	227,032	(106,457)	758,864
Subsidiary income (loss)	(33,060)	64,007	1,103	—	(32,050)	—
Other income (expense), net	1	(5,081)	(5,081)	3,529	5,081	(1,551)

Income (loss) from operations before income taxes	(189,268)	(8,134)	226,686	62,416	(257,633)	(165,933)
Provision for (benefit from) income taxes	47	24,926	24,925	(1,591)	(24,925)	23,382

Net income (loss)	$(189,315)	$(33,060)	$201,761	$64,007	$(232,708)	$(189,315)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$848,840	$848,840	$440,552	$(1,018,778)	$1,119,454

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	194,846	194,846	224,887	(419,153)	195,426
Selling, general and administrative	4,779	39,198	33,111	34,419	21,258	132,765
Depreciation and amortization	—	425,869	425,869	79,332	(425,869)	505,201
Impairment of asset value	—	48,974	48,974	—	(48,974)	48,974
Restructuring costs	63	14,471	14,471	5,368	(14,471)	19,902
Loss on undesignated interest rate swap	—	—	—	14,328	—	14,328

Total operating expenses	4,842	723,358	717,271	358,334	(887,209)	916,596

Income (loss) from operations	(4,842)	125,482	131,569	82,218	(131,569)	202,858
Interest expense, net	140,457	248,369	150,925	87,708	(150,925)	476,535
Subsidiary income (loss)	(160,060)	(3,535)	2,840	—	160,755	—
Other income (expense), net	—	(22,745)	(22,743)	2,979	22,743	(19,766)

Income (loss) from operations before income taxes	(305,359)	(149,167)	(39,259)	(2,511)	202,854	(293,443)
Provision for income taxes	—	10,893	10,893	1,024	(10,894)	11,916

Net loss	$(305,359)	$(160,060)	$(50,152)	$(3,535)	$213,748	$(305,359)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(64,230)	$145,220	$364,564	$349,159	$(364,564)	$430,149

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	(83,848)	(83,848)	(284,548)	83,849	(368,395)
Other investing activity	—	—	—	2,078	—	2,078
Advances to/from subsidiaries	—	—	—	(6,823)	6,823	—
Investment in subsidiaries	64,000	(728,081)	—	(728,081)	1,392,162	—

Net cash provided by (used in) investing activities	64,000	(811,929)	(83,848)	(1,017,374)	1,482,834	(366,317)

Cash flows from financing activities:
Repayment of long-term debt	—	(1,607,587)	(1,007,587)	(40,146)	1,007,587	(1,647,733)
Proceeds from bond issuance	—	1,595,000	—	—	—	1,595,000
Repayment of credit facility borrowings	—	(51,194)	—	—	51,194	—
Proceeds from credit facility revolver loan	—	58,017	—	—	(58,017)	—
New debt issuance costs	—	(29,053)	—	(2,172)	—	(31,225)
Repayments of funding of capital expenditures by customer	—	—	—	(41,282)	—	(41,282)
Payment of premium on early retirement of debt	—	(10,000)	(10,000)	—	10,000	(10,000)
Capital contributions from parent companies	—	977,000	977,000	977,000	(2,931,000)	—
Principal payments on deferred satellite performance incentives	—	(2,491)	(2,491)	(10,888)	2,491	(13,379)
Principal payments on capital lease obligations	—	(4,081)	(4,081)	—	4,081	(4,081)
Dividends to shareholders	—	(312,919)	(248,919)	(248,919)	810,757	—

Net cash provided by (used in) financing activities	—	612,692	(296,078)	633,593	(1,102,907)	(152,700)

Effect of exchange rate changes on cash	—	—	—	808	—	808

Net change in cash and cash equivalents	(230)	(54,017)	(15,362)	(33,814)	15,363	(88,060)
Cash and cash equivalents, beginning of period	6,834	383,403	341,413	193,418	(341,412)	583,656

Cash and cash equivalents, end of period	$6,604	$329,386	$326,051	$159,604	$(326,049)	$495,596

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(117,148)	$385,834	$371,594	$101,212	$(431,333)	$310,159

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	(91,311)	(91,311)	(20,368)	91,311	(111,679)
PanAmSat acquisition (including G2 acquisition)	—	(1,713,576)	—	(1,438,945)	—	(3,152,521)
Advances to/from subsidiaries, net	46,943	(1,322,763)	(42,581)	1,275,819	42,582	—
Investment in subsidiaries	75,263	(59,738)	(48,301)	145,000	(112,224)	—

Net cash provided by (used in) investing activities	122,206	(3,187,388)	(182,193)	(38,494)	21,669	(3,264,200)

Cash flows from financing activities:
Repayment of long-term debt	—	(347,375)	(347,375)	(307,980)	347,375	(655,355)
Proceeds from bond issuance	—	2,340,000	—	575,000	—	2,915,000
Proceeds from credit facility borrowings	—	944,750	344,750	—	(344,750)	944,750
New debt issuance costs	—	(72,559)	—	(28,602)	—	(101,161)
Capital contributions from parent companies	—	—	—	—	—	—
Principal payments on deferred satellite performance incentives	—	(3,354)	(3,354)	(3,803)	3,354	(7,157)
Principal payments on capital lease obligations	—	(5,132)	(5,132)	—	5,132	(5,132)
Dividends to shareholders	—	(75,263)	(220,263)	(145,000)	440,526	—

Net cash provided by (used in) financing activities	—	2,781,067	(231,374)	89,615	451,637	3,090,945

Effect of exchange rate changes on cash	—	—	—	43	—	43

Net change in cash and cash equivalents	5,058	(20,487)	(41,973)	152,376	41,972	136,947
Cash and cash equivalents, beginning of period	65	341,204	341,204	18,801	(341,204)	360,070

Cash and cash equivalents, end of period	$5,123	$320,717	$299,231	$171,177	$(299,232)	$497,017

(Certain totals may not add due to the effects of rounding)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and their notes included elsewhere in this Quarterly Report. The following discussion and analysis relates to periods both prior to and after the completion of the PanAmSat Acquisition Transactions and the Merger Transaction, each as defined below, which were completed on July 3, 2006. See “Forward-Looking Statements” for a discussion of factors that could cause our future financial condition and results of operations to be different from those discussed below. Certain monetary amounts, percentages and other figures included in this Quarterly Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them. Unless otherwise indicated, all references to “dollars” and “$” in this Quarterly Report are to, and all monetary amounts in this Quarterly Report are presented in, U.S. dollars.

Overview

We are the largest provider of fixed satellite communications services worldwide, supplying video, data and voice connectivity in approximately 200 countries and territories for over 1,800 customers, many of which we have had relationships with for over 30 years. Our global communications network includes 53 satellites in orbit, leased capacity on one additional satellite owned by another satellite operator and ground facilities related to the operation and control of our satellites. We have the largest, most flexible and one of the most reliable satellite fleets in the world, which covers over 99% of the world’s population. Our satellite fleet is operated via ground facilities used to monitor and control our satellites and is complemented by a terrestrial network of teleports, points of presence and leased fiber links for the provision of our hybrid managed services. We have undertaken a number of strategic initiatives to expand our business regionally and by customer set, including most recently the PanAmSat Acquisition Transactions.

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

In addition, on July 3, 2006, we incurred substantial debt to finance this acquisition, including $260.0 million principal amount of Floating Rate Senior Notes due 2013, $1.33 billion principal amount of

11 1/4% Senior Notes due 2016 and $750.0 million principal amount of 9 1/4% Senior Notes due 2016, issued by Intelsat Bermuda, referred to collectively as the Intelsat Bermuda Senior Notes; $575.0 million in aggregate principal amount of 9% Senior Notes due 2016 issued by PanAmSat Opco, referred to as the Intelsat Corp 2016 Senior Notes; and a borrowing by Intelsat Bermuda under a new $600.0 million senior unsecured credit facility, referred to as the Senior Unsecured Bridge Loan. In connection with the PanAmSat Acquisition Transactions, Intelsat Sub Holdco also terminated its prior senior secured credit facilities and entered into new senior secured credit facilities under a credit agreement referred to as the New Sub Holdco Credit Agreement, and PanAmSat Opco amended and restated its existing senior secured credit facilities, under a credit agreement referred to as the Intelsat Corp Amended and Restated Credit Agreement, to change certain of the terms thereunder. We refer to these transactions and the Merger Transaction collectively as the PanAmSat Acquisition Transactions. We are a significantly more highly leveraged company than we were prior to the acquisition, and this has resulted in a significant increase in our interest expense.

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

On May 30, 2006, PanAmSat Holdco commenced a tender offer, referred to as the Tender Offer, to purchase any and all of its then outstanding $416.0 million aggregate principal amount at maturity ($289.5 million accreted principal amount at March 31, 2006) 10 3/8% Senior Discount Notes due 2014, referred to as the 10 3/ 8% discount notes, for cash. Approximately 99.65% of the outstanding 10 3/8% discount notes were repurchased by PanAmSat Holdco upon completion of the Tender Offer on July 3, 2006. The 10 3/8% discount notes not tendered to PanAmSat Holdco in the Tender Offer, or approximately $1.5 million aggregate principal amount, were repurchased by PanAmSat Holdco on August 29, 2006.

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

Following the completion of the PanAmSat Acquisition Transactions, substantially all of the employees of Intelsat Global Service Corporation, referred to as IGSC, an indirect subsidiary of Intelsat Bermuda, were transferred to PanAmSat Opco on July 3, 2006 pursuant to an employee transfer agreement. In addition, substantially all of the direct and indirect subsidiaries of Intelsat Holdings entered into a master intercompany services agreement pursuant to which these entities provide services to each other. In each case, services are provided on terms that are not materially less favorable to each party than are available on an arm’s length basis and on terms that the relevant boards of directors have determined to be fair.

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

An allocation of the purchase price and related costs of the PanAmSat Acquisition Transactions was performed using information then available and was based on estimates of fair values of assets acquired and liabilities assumed in connection with the PanAmSat Acquisition Transactions. Determining fair values required us to make significant estimates and assumptions. In order to develop estimates of fair values, we considered the following generally accepted valuation approaches: the cost approach, income approach and market approach. Our estimates included assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends.

In connection with and since the closing of the PanAmSat Acquisition Transactions, Intelsat Holdings has entered into share-based compensation arrangements under its existing 2005 Share Incentive Plan with certain directors, officers and key employees of Intelsat Holdings and its subsidiaries. In the aggregate, these arrangements outstanding as of September 30, 2007 provided for the issuance of approximately 4% of the outstanding voting equity of Intelsat Holdings. Since awards made consist of share and share-based compensation grants of our parent, Intelsat Holdings, compensation costs for vested awards and any costs to repurchase shares will be reflected as capital contributions in our condensed consolidated financial statements.

We identified various cost-savings initiatives that were implemented in connection with the integration process following the closing of the PanAmSat Acquisition Transactions. These initiatives included workforce reductions and related salaries and benefits savings, insurance costs, operating expense reductions due to consolidation of facilities, and cost savings expected to result from the implementation of improved operating processes and conforming policies in both companies to achieve best practices.

We believe we are on track with regard to our integration plan and our planned operating cost savings. Total headcount at the time of the acquisition of PanAmSat was approximately 1,370, and at September 30, 2007 our headcount was 1,088, reflecting reductions in line with our original plan. Because of our more favorable market position since closing the acquisition of PanAmSat in July 2006, we have been able to capture new business opportunities and generate additional revenue growth. In certain areas we have increased headcount to address these opportunities and to pursue new strategies that were not identified prior to the acquisition of PanAmSat.

We believe that as of September 30, 2007 we had incurred most of the one-time expenditures necessary to achieve the expected cost savings resulting from the acquisition of PanAmSat, although some costs will continue to be incurred through 2008. We expect that our total expenditures to achieve the cost savings will be significantly below our original estimate of approximately $180 million, which included $40 to $45 million in capital expense.

Impact of the Refinancings

On January 12, 2007, Intelsat Bermuda issued $600.0 million in Floating Rate Senior Notes due 2015, referred to as the Refinancing Notes. The net proceeds of this offering, together with cash on hand, were used to repay the $600.0 million Senior Unsecured Bridge Loan, and to pay related fees and expenses. On January 19, 2007, Intelsat Sub Holdco amended the New Sub Holdco Credit Agreement to reduce the Term Loan B facility interest rate from a range of LIBOR plus 2.00% to LIBOR plus 2.25% to a range of LIBOR plus 1.75% to LIBOR plus 2.00%. Also on January 19, 2007, Intelsat Corp further amended the Intelsat Corp Amended and Restated Credit Agreement to reduce the Term Loan A-3 interest rate and Term Loan B-2 interest rate from a range of LIBOR plus 2.125% to LIBOR plus 2.875% to a range of LIBOR plus 1.75% to LIBOR plus 2.00%. In addition, on February 2, 2007, Intelsat Bermuda borrowed under a $1.0 billion term loan due 2014 pursuant to a new unsecured credit agreement, referred to as the Intelsat Bermuda Unsecured Credit Agreement. The net proceeds of the borrowing thereunder were contributed to Intermediate Holdco, and Intermediate Holdco contributed the net proceeds to Intelsat Sub Holdco, which used the net proceeds, together with cash on hand, to redeem its outstanding $1.0 billion Floating Rate Senior Notes due 2012 and pay the related premium, fees and expenses. The Company incurred a redemption premium of $10.0 million on the $1.0 billion Floating Rate Senior Notes and it wrote off approximately $28.1 million in deferred financing costs. The premiums and financing costs have been recorded as interest expense in the accompanying condensed consolidated financial statements. The issuance of the Refinancing Notes, the amendments to Intelsat Sub Holdco and Intelsat Corp’s credit agreements, the borrowing under the Intelsat Bermuda Unsecured Credit Agreement and the related repayment of Intelsat Bermuda’s Senior Unsecured Bridge Loan and redemption of Intelsat Sub Holdco’s $1.0 billion Floating Rate Senior Notes due 2012 are referred to collectively as the Refinancings.

The BC Share Purchase Agreement

On June 19, 2007, Intelsat Holdings entered into a Share Purchase Agreement (the “BC Share Purchase Agreement”) with Serafina Holdings Limited (“Parent”), Serafina Acquisition Limited (“Buyer”), a wholly-owned subsidiary of Parent, and certain shareholders of Intelsat Holdings. Parent and Buyer are affiliates of funds advised by BC Partners Ltd. The BC Share Purchase Agreement provides for the acquisition of Intelsat Holdings’ shares by Buyer and Parent for consideration consisting of cash and Parent stock. Of the total consideration value to be received by current shareholders of Intelsat Holdings of approximately $5.025 billion, at least $4.6 billion is expected to be paid in cash with the remainder to be paid in Parent stock and options (representing up to 27% of the fully diluted equity of Parent as of the closing) as consideration for their shares, subject to certain closing adjustments. Although Parent has informed Intelsat Holdings that its equity syndication process is not yet complete, it is possible that one or more additional equity investors not affiliated with BC Partners Ltd. may commit to acquire a portion of the equity of Parent at the closing. If this occurs, the amount of cash received by the current shareholders of Intelsat Holdings would exceed $4.6 billion by such additional equity investment and the amount of Parent stock and options received by current shareholders of Intelsat Holdings would be correspondingly reduced. Parent has informed Intelsat Holdings that it currently expects that the total amount of Parent stock and options to be received by the Sponsors in the transaction will be approximately 5.5% or less of Parent’s fully diluted equity, and that two funds controlled by Silver Lake Group, L.L.C. will hold approximately 16.9% of Parent’s fully diluted equity at closing. The term “Sponsors” refers collectively to funds advised by or associated with Apax Partners Worldwide LLP and Apax Partners, L.P., Apollo Management V, L.P., MDP Global Investors Limited, and Permira Advisers LLC.

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

At the time of entry into the BC Share Purchase Agreement, the Buyer informed Intelsat Holdings that Parent and Buyer had received equity commitments in connection with the execution of the transaction in the amount of $1.1 billion in cash, and debt financing commitments in the amount of approximately $5.11 billion, the proceeds of which would be used to fund the cash portion of the transaction, repay certain indebtedness of Intelsat Holdings and its subsidiaries and pay certain transaction fees and expenses. The funding of the commitments is subject to certain conditions, including satisfaction of the conditions to the transaction. The debt commitments contemplate that, immediately following the transaction, Intelsat Holdings’ indirect subsidiary, Intelsat Bermuda, will transfer substantially all of its assets to a new wholly-owned indirect subsidiary, and that subsidiary will assume substantially all of the liabilities (including all existing indebtedness) of Intelsat Bermuda. It is currently expected that Intelsat Bermuda will then assume the new indebtedness issued by Parent or Buyer in connection with the transaction in the amount of approximately $5.11 billion.

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

Results of Operations

Three and Nine Months Ended September 30, 2006 and 2007

The following table sets forth our comparative statements of operations for the three months ended September 30, 2006 and 2007, with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented:

	Three Months Ended September 30,
	2006	2007	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Revenue	$528,474	$546,090	$17,616	3%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	94,230	80,831	(13,399)	(14)
Selling, general and administrative	56,125	53,097	(3,028)	(5)
Depreciation and amortization	201,996	197,609	(4,387)	(2)
Impairment of asset value	48,974	—	(48,974)	(100)
Restructuring costs	19,902	(55)	(19,957)	(100)
Loss on undesignated interest rate swap	14,328	9,488	(4,840)	(34)

Total operating expenses	435,555	340,970	(94,585)	(22)

Income from operations	92,919	205,120	112,201	NM
Interest expense, net	267,697	239,589	(28,108)	(10)
Other income (expense), net	(7,610)	1,777	9,387	NM

Loss before income taxes	(182,388)	(32,692)	(149,696)	(82)
Provision for (benefit from) income taxes	(9,824)	9,877	19,701	NM

Net loss	$(172,564)	$(42,569)	$(129,995)	(75)%

The following table sets forth our comparative statements of operations for the nine months ended September 30, 2006 and 2007, with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented:

	Nine Months Ended September 30,
	2006	2007	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Revenue	$1,119,454	$1,607,550	$488,096	44%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	195,426	244,249	48,823	25
Selling, general and administrative	132,765	170,969	38,204	29
Depreciation and amortization	505,201	588,002	82,801	16
Impairment of asset value	48,974	—	(48,974)	(100)
Restructuring costs	19,902	7,088	(12,814)	(64)
Loss on undesignated interest rate swap	14,328	2,760	(11,568)	(81)

Total operating expenses	916,596	1,013,068	96,472	11

Income from operations	202,858	594,482	391,624	NM
Interest expense, net	476,535	758,864	282,329	59
Other expense, net	19,766	1,551	(18,215)	(92)

Loss before income taxes	(293,443)	(165,933)	(127,510)	(43)
Provision for income taxes	11,916	23,382	11,466	96

Net loss	$(305,359)	$(189,315)	$(116,044)	(38)%

Revenue

The following table sets forth our comparative revenue by service type for the three months ended September 30, 2006 and 2007 with increase (decrease) and percentage changes between periods presented:

	Three Months Ended September 30,
	2006	2007	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Transponder services	$413,884	$413,450	$(434)	(0)%
Managed services	52,749	67,007	14,258	27
Channel	45,366	39,936	(5,430)	(12)
Mobile satellite services and other	16,475	25,697	9,222	56

Total	$528,474	$546,090	$17,616	3%

The following table sets forth our comparative revenue by service type for the nine months ended September 30, 2006 and 2007 with increase (decrease) and percentage changes between periods presented:

	Nine Months Ended September 30,
	2006	2007	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Transponder services	$800,574	$1,220,203	$419,629	52%
Managed services	118,973	191,057	72,084	61
Channel	160,726	124,705	(36,021)	(22)
Mobile satellite services and other	39,181	71,585	32,404	83

Total	$1,119,454	$1,607,550	$488,096	44%

Revenue increased by $17.6 million, or 3%, to $546.1 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Transponder services revenue decreased by $0.4 million to $413.5 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, due primarily to unusually high transponder services revenue in the third quarter of 2006 resulting from termination fees of $11.7 million associated with specific customer contracts that were terminated early. In addition, transponder services revenue increased from our network services customers, offset in part by declines in revenue from the media and government customer sets. Managed services revenue increased by $14.3 million to $67.0 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, primarily driven by the growth of Internet-related services and network broadband services sold to network services and government customers, and by increased managed video services sold to media customers. Mobile satellite services and other revenue increased by $9.2 million to $25.7 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, due to increased revenues from mobile satellite services and satellite-related services. Our legacy channel services revenue declined by $5.4 million to $39.9 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The decline in legacy channel services revenue reflected the continued migration of point-to-point satellite traffic to fiber optic cables across transoceanic routes, a trend which we expect will continue, and the continued optimization of customer networks.

Revenue increased by $488.1 million, or 44%, to $1.6 billion for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. During the nine months ended September 30, 2007, the operations of PanAmSat Holdco, which we acquired on July 3, 2006, contributed approximately $438.8 million to this increase, based on PanAmSat Holdco operations revenue recorded for the six months ended June 30, 2007. During the third quarter of 2006 and 2007, PanAmSat Holdco operations were fully reflected in our results. In addition, the 2006 period included early termination fees of $11.7 million in transponder services revenue discussed above and of $20.6 million in channel revenue associated with another specific customer contract that was terminated early. Transponder services revenue increased by $419.6 million, or 52%, to $1.2 billion for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, primarily driven by transponder services revenue associated with the acquired operations of PanAmSat Holdco, along with growth in capacity services provided to network services customers. Managed services revenue increased by $72.1 million, or 61%, to $191.1 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. In addition to the revenue increase which resulted from the acquired operations of PanAmSat Holdco, increases included further growth from managed services for Internet-related services, network broadband services, and managed services for media customers. Mobile satellite services and other revenue increased by $32.4 million to $71.6 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, primarily due to satellite-related services revenue of the acquired operations of PanAmSat Holdco. In addition, mobile satellite and other services revenues from our government customers increased as compared to the same period in 2006. Our legacy channel services revenue declined by $36.0 million to $124.7 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, primarily due to the unusually high revenues in the same period in 2006 as a result of the early termination fee discussed above. Additionally, the decline in legacy channel services revenue reflected the continued migration of point-to-point satellite traffic to fiber optic cables across transoceanic routes, a trend which we expect will continue, and the continued optimization of customer networks.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue decreased by $13.4 million, or 14%, to $80.8 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The decrease was due primarily to on-going workforce reductions as part of our integration efforts and to a reduction in insurance expense of $1.4 million. In addition, cost of sales declined overall due to lower usage of third party services, despite increased cost of sales for third party providers related to the increased mobile satellite services revenues.

Direct costs of revenue increased by $48.8 million, or 25%, to $244.2 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The increase was due primarily to the inclusion of six additional months of results of the acquired PanAmSat Holdco operations during the 2007 period. The increase also reflected higher staff-related expenses of $10.2 million, driven by an increase in the number of employees that directly support our terrestrial and satellite operations following the acquisition of the PanAmSat Holdco operations. Further increases in cost of sales of $18.6 million were due to higher costs associated with increased satellite-related services revenue, including launch services, customer premise equipment and related services. Additional increases included higher office, operational, and occupancy expenses of $6.7 million and $12.8 million in higher earth station operating expenses due to the increase in the number of owned and leased teleports.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $3.0 million, or 5%, to $53.1 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The decrease was due in part to a reduction in professional and other fees of $6.1 million driven by higher use of consultants during the initial PanAmSat integration efforts in the 2006 period. This decrease was offset in part by higher staff related expenses of $3.2 million resulting from increased bonuses accrued under our employee incentive compensation plan due to our improved operating performance in 2007.

Selling, general and administrative expenses increased by $38.2 million, or 29%, to $171.0 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The increase was due primarily to the inclusion of an additional six months of results of the acquired PanAmSat Holdco operations during the 2007 period. The increase included higher staff-related expenses of $9.5 million resulting from the increased number of employees. In addition, other increases included new monitoring fees of $9.0 million and expenses related to integration efforts, Sarbanes-Oxley Act compliance efforts and business operations of $7.4 million. Bad debt expenses increased by $5.7 million, primarily due to the addition of the receivables from the acquired operations of PanAmSat Holdco.

Depreciation and Amortization

Depreciation and amortization decreased by $4.4 million, or 2%, to $197.6 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The decrease resulted primarily from a $5.0 million decline in satellite depreciation due to the impairment of our IS-802 satellite in the 2006 period, as discussed below.

Depreciation and amortization increased by $82.8 million, or 16%, to $588.0 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The increase was primarily due to the impact of PanAmSat Acquisition Transactions, including an increase of $107.6 million resulting from the addition of PanAmSat’s 24 satellites to our fleet, and also due to $2.7 million of additional depreciation from the Galaxy 17 satellite that was placed in service during the third quarter of 2007, and an increase of $27.9 million in amortization of intangible assets primarily as a result of acquired customer relationships and increased revenue backlog. These increases were offset in part by $55.7 million of lower depreciation in 2007 for fully depreciated assets.

Impairment of Asset Value

In September 2006, our IS-802 satellite experienced a reduction of electrical power that resulted in degraded capability of the satellite. As a result of this anomaly, we reduced the net book value of the satellite by approximately 74% and recorded a non-cash impairment charge of $49.0 million, net of satellite performance incentive obligations of $1.7 million, during the three and nine months ended September 30, 2006. There were no comparable amounts during the three and nine months ended September 30, 2007.

Restructuring Costs

Restructuring costs were $19.9 million for the three months ended September 30, 2006 as compared to a net recovery of $0.1 million for the three months ended September 30, 2007 due to a change in expected severance and retention payments. Restructuring costs were $19.9 million and $7.1 million for the nine months ended September 30, 2006 and 2007, respectively. The costs incurred related primarily to severance and facility closing costs incurred during the integration of the acquired PanAmSat Holdco operations.

Loss on Undesignated Interest Rate Swap

We acquired, as part of the PanAmSat Acquisition Transactions, an existing $1.25 billion notional amount interest rate swap agreement to swap a floating rate obligation into a fixed rate obligation. This interest rate swap has been ineffective against the underlying debt, under provisions in Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities as amended and interpreted, since the PanAmSat Acquisition Transactions, and had previously been ineffective for PanAmSat prior to its acquisition by us. We did not have any interest rate swap agreements prior to the PanAmSat Acquisition Transactions. For the three months ended September 30, 2006 and 2007, we recorded a loss on undesignated interest rate swap of $14.3 million and $9.5 million, respectively, as a result of the change in the fair value of the interest rate swap. For the nine months ended September 30, 2006 and 2007, we recorded a loss on undesignated interest rate swap of $14.3 million and $2.8 million, respectively, as a result of the change in the fair value of the interest rate swap. We may be subject to either gains or losses in future periods as market conditions change and the swap agreement remains ineffective.

Income from Operations

Our income from operations was $205.1 million for the three months ended September 30, 2007 compared to $92.9 million for the three months ended September 30, 2006. This increase of $112.2 million was principally due to increased revenue, the impact of the non-cash impairment charge of $49.0 million incurred in the third quarter of 2006 that did not occur during the quarter ended September 30, 2007, direct costs of revenue (exclusive of depreciation and amortization), depreciation and amortization, restructuring costs and the loss on the undesignated interest rate swap.

Our income from operations was $594.5 million for the nine months ended September 30, 2007 compared to $202.9 million for the nine months ended September 30, 2006. This increase of $391.6 million was principally due to increased revenue related to the acquired PanAmSat Holdco operations, as described above, the impact of the non-cash impairment charge of $49.0 million incurred in the third quarter of 2006 that did not occur during the quarter ended September 30, 2007, restructuring costs and the loss on the undesignated interest rate swap, offset by an increase in direct costs of revenue (exclusive of depreciation and amortization), selling, general and administrative expenses and depreciation and amortization.

Interest Expense, Net

Interest expense, net consists of the gross interest expense we incur less the amount of interest we capitalize related to capital assets under construction and less interest income for the year. Interest expense, net decreased by $28.1 million, or 10%, to $239.6 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The decrease in interest expense was principally due to the favorable impact of the Refinancings in January 2007. The decrease was also attributable to $14.1 million of interest that was capitalized during the three months ended September 30, 2007 as compared to $11.7 million during the three months ended September 30, 2006. The non-cash portion of interest expense during the three months ended September 30, 2007 of $18.1 million included the amortization and accretion of discounts and premiums recorded on existing debt.

Interest expense, net increased by $282.3 million, or 59%, to $758.9 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The increase in interest expense was principally due to the incurrence or assumption of approximately $6.4 billion of additional debt in connection with the PanAmSat Acquisition Transactions. Interest expense during the nine months ended September 30, 2007 also included $28.1 million associated with the write-off of financing costs due to refinancing activity and a $10.0 million redemption premium on the $1.0 billion of Intelsat Sub Holdco’s Floating Rate Senior Notes due 2012 that were redeemed in connection with the Refinancings. These increases were partially offset by $40.9 million of interest capitalized during the nine months ended September 30, 2007 as compared to $16.9 million during the nine months ended September 30, 2006 and the decrease in interest expense as a result of the Refinancings completed in the first quarter of 2007. The non-cash portion of interest expense of $46.5 million during the nine months ended September 30, 2007 included the amortization and accretion of discounts and premiums recorded on existing debt.

Other Income (Expense), Net

Other income (expense), net was $1.8 million of net income for the three months ended September 30, 2007 compared to $7.6 million of net expense for the three months ended September 30, 2006. This $9.4 million change primarily related to a decrease of $10.2 million in equity method losses from our investment in the satellite-based broadband services provider, WildBlue Communications, Inc., or WildBlue, from the three months ended September 30, 2006 as compared to the three months ended September 30, 2007. During the three months ended June 30, 2007, cumulative equity method losses exceeded our original investment and, as a result, no additional losses from WildBlue will be recognized.

Other income (expense), net was $1.6 million of net expense for the nine months ended September 30, 2007 compared to $19.8 million of net expense for the nine months ended September 30, 2006. This $18.2 million change primarily related to the decrease in equity method losses from our WildBlue investment described above.

Income Taxes

Our provision for income taxes changed by $19.7 million to $9.9 million of tax expense for the three months ended September 30, 2007 as compared to the $9.8 million of tax benefit for three months ended September 30, 2006, and increased by $11.5 million to $23.4 million of tax expense for the nine months ended September 30, 2007 as compared to $11.9 million of tax expense for the nine months ended September 30, 2006. The increase in expense was principally due to higher earnings in our historical subsidiaries subject to U.S. and U.K. tax as compared to the comparable prior year periods. Because Bermuda does not currently impose an income tax, our statutory tax rate was zero. The difference between tax expense reported in our condensed consolidated statements of operations and tax computed at statutory rates was attributable to the provision for foreign taxes, which were principally U.S. and U.K. taxes, as well as withholding taxes on revenue earned in many of our foreign markets.

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

A reconciliation of net loss to EBITDA for the three and nine months ended September 30, 2006 and 2007 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(in thousands)
Net loss	$(172,564)	$(42,569)	$(305,359)	$(189,315)
Add:
Interest expense, net	267,697	239,589	476,535	758,864
Provision for (benefit from) income taxes	(9,824)	9,877	11,916	23,382
Depreciation and amortization	201,996	197,609	505,201	588,002

EBITDA	$287,305	$404,506	$688,293	$1,180,933

EBITDA of $404.5 million for the three months ended September 30, 2007 reflected an increase of $117.2 million, or 41%, as compared to the three months ended September 30, 2006. The increase was primarily attributable to the acquired PanAmSat Holdco operations, and the absence of satellite impairment charges and restructuring fees that were incurred in the three months ended September 30, 2006 but not in the same period in 2007. EBITDA of $1.2 billion for the nine months ended September 30, 2007 reflected an increase of $492.6 million, or 72%, as compared to the nine months ended September 30, 2006. These increases were primarily attributable to the PanAmSat Acquisition Transactions.

Liquidity and Capital Resources

Cash Flow Items

Net cash provided by operating activities of $430.1 million for the nine months ended September 30, 2007 reflected an increase of $120.0 million as compared to the nine months ended September 30, 2006. The increase of operating cash flow was primarily due to the impact of the acquired PanAmSat Holdco operations, which were included for the full nine months of operations in the period ended September 30, 2007. For the nine months ended September 30, 2006, net cash provided by operating activities was principally comprised of $305.4 million in net loss, $505.2 million in depreciation and amortization, $17.4 million in compensation costs associated with the repurchase of shares of Intelsat Holdings, $65.2 million of non-cash amortization of bond discount and issuance costs, a decrease in cash flows from operating assets and liabilities of $59.9 million and $24.3 million in our share in losses of WildBlue. For the nine months ended September 30, 2007, net cash provided by operating activities was principally comprised of $189.3 million in net loss, $588.0 million in depreciation and amortization, $8.0 million in deferred income tax expense, $84.6 million of non-cash amortization of bond discount and issuance costs, a decrease in cash flows from operating assets and liabilities of $74.5 million and $6.9 million in our share in losses of WildBlue.

Net cash used in investing activities decreased $2.9 billion to $366.3 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. This decrease was primarily due to the consummation of the PanAmSat Acquisition Transactions in 2006, offset by $256.7 million in higher capital expenditures associated with the satellites under construction during 2007.

Net cash used in financing activities was $152.7 million for the nine months ended September 30, 2007 compared to cash provided by financing activities of $3.1 billion for the nine months ended September 30, 2006. Our financing activities for the nine months ended September 30, 2007 primarily included $41.2 million net cash used in connection with the Refinancings completed in the first quarter of 2007 and $41.5 million in mandatory principal payments under our senior secured credit facilities. During the nine months ended September 30, 2007, we also paid $41.3 million to partially repay a loan from a customer that provided funding for capital expenditures to a customer, $13.4 million of payments for deferred satellite performance incentives, and $4.1 million of payments for capital lease obligations. Financing activities for the nine months ended September 30, 2006 included $3.5 billion of proceeds from borrowings in connection with the PanAmSat Acquisition Transactions. See, “Funding Sources and Uses” below for details of the financing of the PanAmSat Acquisition Transactions during the nine months ended September 30, 2006.

Receivables

Our receivables, net of allowance for doubtful accounts, totaled $301.0 million at December 31, 2006. Of this amount, gross trade receivables, consisting of total billed and unbilled service charges, were $322.3 million at December 31, 2006. Our receivables, net of allowance for doubtful accounts, totaled $301.0 million at September 30, 2007. Of this amount, gross trade receivables, consisting of total billed and unbilled service charges, were $326.3 million at September 30, 2007.

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

Sub Holdco Adjusted EBITDA was $674.1 million and $727.1 million for the nine months ended September 30, 2006 and 2007, respectively. Intelsat Bermuda Adjusted EBITDA was $836.2 million and $1,238.9 million for the nine months ended September 30, 2006 and 2007, respectively. A reconciliation of net cash provided by Intelsat, Ltd. operating activities to Intelsat, Ltd. net loss, Intelsat, Ltd. net loss to Intelsat, Ltd. EBITDA, Intelsat, Ltd. EBITDA to Intelsat Bermuda Adjusted EBITDA, and Intelsat Bermuda Adjusted EBITDA to Sub Holdco Adjusted EBITDA for the nine months ended September 30, 2006 and 2007 is as follows:

	Nine Months Ended September 30,
	2006	2007
	(in thousands)
Reconciliation of net cash provided by operating activities to net loss:
Net cash provided by operating activities	$310,159	$430,149
Depreciation and amortization	(505,201)	(588,002)
Impairment of asset value	(48,974)	—
Provision for doubtful accounts	(518)	(6,245)
Foreign currency transaction gain	43	808
Gain (loss) on disposal of assets	507	(262)
Share-based compensation expense	(163)	(3,785)
Compensation cost paid by parent	(17,351)	(288)
Deferred income taxes	109	8,008
Amortization and write-off of bond discount and issuance costs	(65,238)	(84,566)
Share in losses of affiliates	(24,300)	(6,884)
Loss on undesignated interest rate swap	(14,328)	(2,760)
Loss on prepayment of debt and other non-cash items	—	(9,948)
Changes in operating assets and liabilities	59,896	74,460

Intelsat, Ltd. net loss	(305,359)	(189,315)

Add:
Interest expense, net (1)	476,535	758,864
Provision for income taxes	11,916	23,382
Depreciation and amortization	505,201	588,002

Intelsat, Ltd. EBITDA	688,293	1,180,933

Add (Subtract):
Parent and intercompany expenses, net (2)	11,100	12,138
Compensation and benefits (3)	4,180	4,489
Restructuring costs (4)	19,902	7,088
Acquisition related expenses (5)	12,125	18,163
Equity investment losses (6)	24,300	7,284
Satellite impairment charge	48,974	—
Loss on undesignated interest rate swap (7)	14,328	2,760
Non-recurring and other non-cash items (8)	18,193	17,210
Satellite performance incentives (9)	(5,177)	(11,209)

Intelsat Bermuda Adjusted EBITDA	836,218	1,238,856

Add (Subtract):
Intelsat Corp Adjusted EBITDA (10)	(168,837)	(523,152)
Parent and intercompany expenses (11)	1,587	206
Satellite performance incentives (9)	5,177	11,209

Sub Holdco Adjusted EBITDA	$674,145	$727,119

(1)	Includes a $10.0 million redemption premium paid on the redemption of the Intelsat Sub Holdco $1.0 billion Floating Rate Senior Notes and the write-off of $28.1 million in deferred financing costs.

(2)	Represents expenses incurred at Intelsat, Ltd. for employee salaries and benefits, office operating costs and other expenses incurred at Intelsat, Ltd. and Intelsat Bermuda.
(3)	Reflects the portion of the expenses incurred relating to our equity compensation plans, defined benefit pension plan and other postretirement benefits that are excludable under the definitions of Intelsat Bermuda Adjusted EBITDA and Sub Holdco Adjusted EBITDA.
(4)	Reflects restructuring costs reported in our condensed consolidated statements of operations.
(5)	Reflects expenses incurred in connection with the monitoring fee agreements with the Sponsors to provide certain monitoring, advisory and consulting services to Intelsat Bermuda, PanAmSat Holdco and their respective subsidiaries.
(6)	Represents losses incurred under the equity method of accounting.
(7)	Represents the changes in the fair value of the undesignated interest rate swap asset which is recognized in operating income.
(8)	Reflects certain non-recurring gains and losses (principally costs incurred in connection with the PanAmSat Acquisition Transactions) and non-cash income related to the recognition of deferred revenue on a straight-line basis of certain prepaid capacity leases which are excluded from Intelsat Bermuda Adjusted EBITDA and Sub Holdco Adjusted EBITDA by definition.
(9)	Amount represents satellite performance incentive interest expense required to be excluded from interest expense for the calculation of Intelsat Bermuda Adjusted EBITDA as defined under the terms of the Intelsat Bermuda indentures, but permitted to be included as part of interest expense for the calculation of Intelsat Sub Holdco Adjusted EBITDA as defined under the terms of the New Sub Holdco Credit Agreement.
(10)	This measure is reported publicly by our subsidiary, Intelsat Corp, which is not a subsidiary of Intelsat Sub Holdco. We completed our acquisition of PanAmSat on July 3, 2006 and as a result the nine months ended September 30, 2006 only include Intelsat Corp Adjusted EBITDA after July 3, 2006.
(11)	Reflects expenses of Intelsat Bermuda, PanAmSat Holdco and other holding companies not consolidated under Intelsat Sub Holdco.

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

As of September 30, 2007, we had outstanding letters of credit of $17.1 million and the revolving credit facility was undrawn. Under the terms of the credit agreements governing both Intelsat Sub Holdco’s senior secured credit facilities and Intelsat Corp’s amended and restated senior credit facilities, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat, Ltd., under a senior secured debt covenant included in the indenture governing Intelsat’s outstanding senior notes. As a result, under certain circumstances, Intelsat Sub Holdco may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Corp has certain amounts outstanding under its revolving credit facility, and Intelsat Corp may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving credit facility. The aggregate availability under the two revolving credit facilities was therefore limited to $359.6 million as of September 30, 2007, and the availability under Intelsat Sub Holdco’s and Intelsat Corp’s revolving credit facility was $285.0 million and $247.9 million, respectively, subject to the aggregate availability restriction just mentioned.

Contracted Backlog

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog is our expected actual future revenue under customer contracts, and includes both non-cancelable contracts and contracts that are cancelable. Our backlog was approximately $8.1 billion and $7.9 billion as of December 31, 2006 and September 30, 2007, respectively. This backlog and the predictable level of non-cash depreciation expense in the fixed satellite services sector reduce the volatility of the net cash provided by operating activities more than would be typical for a company outside our industry.

Satellite Construction and Launch Obligations

As of September 30, 2007, we had approximately $475.6 million of expenditures remaining under existing satellite construction contracts and satellite launch contracts. During the nine months ended September 30, 2007, we made milestone payments of $291.6 million primarily related to our repayment of customer funded capital expenditures and our Galaxy 17 satellite.

Effective May 1, 2007, we obtained launch insurance plus one year of in-orbit insurance for all of our currently planned satellite launches. As of September 30, 2007, we did not have any non-cancellable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

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

Construction of the Horizons-2 satellite is substantially complete and the satellite is expected to launch in December 2007.

Capital Expenditures

Our capital expenditures depend on the means by which we pursue our business strategies and seek to respond to opportunities and trends in our industry. Our actual capital expenditures may differ from our expected capital expenditures if, among other things, we enter into any currently unplanned strategic transactions. Levels of capital spending from one year to the next are also influenced by the nature of the satellite life cycle and by the capital-intensive nature of the satellite industry. For example, we incur significant capital expenditures during the years in which we procure new satellites and have satellites under construction. We typically procure a new satellite within a timeframe that would allow the satellite to be deployed at least one year prior to the end of the service life of the satellite to be replaced. As a result, we frequently experience significant variances in our capital expenditures from year to year.

Payments for satellites and other property and equipment during the nine months ended September 30, 2007 were $368.4 million. As of September 30, 2007, we have launched two satellites in 2007, and expect to launch a third satellite through our joint venture, Horizons Satellite Holdings, LLC, for which construction is substantially complete, in December 2007. For 2007, we originally expected our total capital expenditures to be approximately $615 million. However, we have encountered changes in launch dates, construction projects and integration projects which will result in a portion of these capital expenditures being incurred in 2008 instead of 2007. We currently believe our 2007 total capital expenditures will be approximately $530 million to $550 million, with a significant portion of the remaining original estimate being expended in 2008.

We currently have orders for five satellites which are being built over a period of three years, two of which are expected to be launched by the end of 2008. We intend to fund our capital expenditure requirements through cash on hand, cash provided from operating activities and, if necessary, borrowings under the revolving facilities of the senior secured credit facilities.

On May 4, 2007, we successfully launched our Galaxy 17 satellite into orbit. This satellite will initially operate from 74 degrees west longitude (“WL”) and offer high-power capacity to customers in North America and the Caribbean. Galaxy 17 will eventually be located at 91 degrees WL, to replace our Galaxy 11 satellite, and will serve North American cable and broadcasting customers. The satellite entered into service during July 2007.

On October 5, 2007, we successfully launched our Intelsat 11 satellite into orbit and payload in-orbit testing has been completed.

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

Interest Rate Risk

The satellite communications industry is a capital intensive, technology driven business. We are subject to interest rate risk primarily associated with our borrowings. Interest rate risk is the risk that changes in interest rates could adversely affect earnings and cash flows. Specific interest rate risks include: the risk of increasing interest rates on short-term debt; the risk of increasing interest rates for planned new fixed rate long-term financings; and the risk of increasing interest rates for planned refinancings using long-term fixed rate debt. See footnote 10 within our condensed consolidated financial statements.

Foreign Currency Risk

We do not currently use foreign currency derivatives to hedge our foreign currency exposures. Substantially all of our customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, we are not exposed to material currency exchange risk. However, our service contracts with our Brazilian customers provide for payment in Brazilian reais. Accordingly, we are subject to the risk of a reduction in the value of the Brazilian real as compared to the U.S. dollar in connection with payments made by Brazilian customers, and our exposure to fluctuations in the exchange rate for Brazilian reais is ongoing. However, the rates payable under our service contracts with the majority of our Brazilian customers are adjusted annually to account for inflation in Brazil, thereby mitigating our risk. Our Brazilian customers represented approximately 2% of our third-party revenue for the three and nine months ended September 30, 2007. Transactions in other currencies are converted into U.S. dollars using rates in effect on the dates of the transactions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. We adopted FIN 48 on January 1, 2007 and the cumulative effect of adopting FIN 48 was immaterial, however we reclassified certain reserve amounts and corresponding indemnity receivables from short-term to long-term within our condensed consolidated balance sheet as prescribed in FIN 48. As of January 1, 2007, our gross unrecognized tax benefits were $83.0 million (including interest and penalties), of which $14.5 million, if recognized, would affect our effective tax rate. We continue to recognize interest and to the extent applicable, penalties with respect to unrecognized tax benefits as income tax expense. As of January 1, 2007, we had recorded reserves for interest and penalties in the amount of $24.9 million.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value,

establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are evaluating the impact that adoption of SFAS 157 will have on our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires companies to recognize in their balance sheets the funded status of pension and other postretirement benefit plans. Previously unrecognized items under SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, will now be recognized as a component of accumulated other comprehensive income, net of applicable income tax effects. We estimate that the incremental impact of adopting SFAS 158, before the impact of income taxes, will be a decrease in total liabilities of approximately $14.0 million and a decrease in total shareholder’s deficit of approximately $14.0 million as of December 31, 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact that adoption of SFAS 159 will have on our condensed consolidated financial statements.

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

Evaluation of Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in, and pursuant to, Rule 15d-15 of the Exchange Act, as of September 30, 2007 under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (the “CFO”). Because of a material weakness in our internal control over financial reporting related to financial reporting processes described below, our CEO and CFO concluded that as of September 30, 2007 our disclosure controls and procedures were not effective. However, as described below under “Remedial Efforts Related to the Material Weakness in Internal Control,” we are working to eliminate the material weakness. Additionally, because the material weakness described below has not been fully remediated as of the filing date of this Quarterly Report on Form 10-Q, management, including our CEO and CFO, continues to conclude that our disclosure controls and procedures are not effective as of the filing date of this Quarterly Report on Form 10-Q.

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

•

We have hired experienced accounting and tax personnel and expect to hire additional experienced accounting personnel. We hired staff to handle the increased workload associated with the reporting structure in place after the PanAmSat Acquisition Transactions and continue to recruit additional staff in key areas, including financial reporting.

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

•

We continue to conduct the assessment and review of our accounting general ledger system to further identify changes that can be made to improve our overall control environment with respect to journal entries. We have implemented more formal procedures related to the review and approval of journal entries.

•

We have formalized the periodic account reconciliation process for all significant balance sheet accounts. We are continuing to implement a more formal review of these reconciliations by our accounting management and we have increased the number of supervisory personnel to ensure that reviews are performed.

•	We purchased and initiated the implementation of a financial reporting consolidation package to better streamline and control the preparation of our periodic financial statements.

•

We migrated accounting and financial reporting systems used by our subsidiary, Intelsat Corp, into the systems historically used by the Company. Subsequent to December 31, 2006, we began accounting for Intelsat Corp activities within the same general ledger system as the remainder of the Company.

Other Changes in Internal Control over Financial Reporting

Other than as discussed above, no other changes occurred in our internal control over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Future Assessment of Internal Control over Financial Reporting

Beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, we will be subject to the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 that require an annual management assessment of internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to litigation in the normal course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

A settlement has been reached and a consent decree issued in a class action against Intelsat and IGSC filed in 2004 in the U.S. District Court for the District of Columbia by certain named plaintiffs who are Intelsat retirees, spouses of retirees or surviving spouses of deceased retirees. The case arose out of a resolution adopted by the governing body of the International Telecommunications Satellite Organization (the “IGO”), the predecessor to Intelsat prior to privatization, regarding medical benefits for retirees and their dependents. The plaintiffs allege that Intelsat wrongfully modified health plan terms to deny coverage to surviving spouses and dependents of deceased retirees, thereby breaching the fiduciary duty obligations of the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the “contract” represented by the IGO resolution. Intelsat took the position that the IGO resolution does not create obligations that are enforceable against Intelsat or IGSC.

On September 26, 2007, the District Court entered a consent decree and final judgment adopting the settlement agreement reached by Intelsat and the lead plaintiffs’ counsel. The settlement agreement nullifies all potential obligations under the pre-privatization IGO resolution, including, most significantly, the obligation to establish a trust to fund lifetime retiree medical benefits at 2001 levels for the putative class members. Instead, we will provide to the retiree class certain health benefits that are essentially the same as those currently provided to active employees, the value of which, taken as a whole, cannot be reduced or eliminated. The retiree class members will have lifetime affordable health care coverage, for which they will pay modest increases in premiums, deductibles and co-pay amounts, such increases to be capped in accordance with certain cost of living adjustment provisions. The settlement extends the obligation to provide the benefits to transferees, affiliates and successors of Intelsat under certain circumstances. On October 1, 2007, the District Court entered a further order concerning the division between the two plaintiffs’ counsel of the $270,000 in plaintiffs’ attorneys’ fees called for in the settlement. The consent decree became final on October 31, 2007.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Document Description

4.1	Second Supplemental Indenture, dated as of September 27, 2007, among Intelsat Satellite Galaxy 17, Inc., Intelsat Corporation and Wells Fargo Bank, National Association, as trustee.

4.2	Supplemental Indenture, dated as of September 27, 2007, among Intelsat Satellite Galaxy 17, Inc., Intelsat Corporation, the other Guarantors party thereto and The Bank of New York, as trustee.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT, LTD.

By:	/S/ DAVID MCGLADE
David McGlade
Chief Executive Officer

Date: November 9, 2007

By:	/S/ JEFFREY FREIMARK
Jeffrey Freimark
Chief Financial Officer

Date: November 9, 2007