Form 10-K
period 2007-12-31
INTELSAT LTD
filed 2008-03-21
CIK 1156871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates is zero. The registrant is a privately held corporation.

As of March 10, 2008, 12,000 common shares, par value $1.00 per share, were outstanding.

Documents incorporated by reference: None

i

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K, or Annual Report, constitute forward-looking statements that do not directly or exclusively relate to historical facts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements as long as they are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements.

When used in this Annual Report, the words “may,” “will,” “ might,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “intend,” “potential,” “outlook” and “continue,” and the negative of these terms, and other similar expressions are intended to identify forward-looking statements and information. Examples of these forward-looking statements include, but are not limited to, statements regarding the following: our goal to sustain our leadership position in the fixed satellite services, or FSS, sector and enhance our free cash flow; our plan to expand the broadcast communities on selected satellites in our fleet; our belief that the direct-to-home transmission of television programming via satellite could contribute to future growth in the demand for satellite services as programmers seek to add programming to established networks and as new networks develop; our intent to continue to evaluate and pursue strategic transactions that can broaden our customer base, provide enhanced geographic presence, provide complementary technical and commercial capabilities, further utilize our infrastructure, modify our service application mix, and create operational efficiencies; our belief that our corporate network customers increasingly require managed services best addressed by a network that combines space and terrestrial infrastructure; our expectation that the FSS sector will experience moderate growth over the next few years; our expectation that near-term strategic opportunities in the FSS sector may involve smaller, regional or national satellite operators; with respect to video contribution services, our intent to expand our hybrid infrastructure to grow our business; our expectation that growth in high definition television programming will increase the demand for wholesale satellite capacity; the trends that we believe will impact our revenue and operating expenses in the future; our current assessment as to how long the Galaxy 27 satellite should be able to provide service on its transponders; our belief that the chances of an anomaly on the Galaxy 26 and IS-8 satellites similar to that on the Galaxy 27 satellite are low; our belief that there is no connection between the IS-804 satellite anomaly and the IS-802 and Galaxy 27 satellite anomalies and that the risk of an anomaly occurring to any one of our LM 7000 series satellites similar to anomalies that occurred on the IS-804 and IS-802 satellites is low; our current expectation that the Galaxy 27 satellite anomaly and the total loss of the IS-804 satellite will not result in the acceleration of capital expenditures to replace the Galaxy 27 and IS-804 satellites, respectively; our plans for satellite launches in the near term; our expected capital expenditures in 2008 and during the next several years; our belief that our balanced geographic mix provides some protection from adverse regional economic conditions; the impact on our financial position or results of operations of pending legal proceedings; and the impact of the New Sponsors Acquisition Transactions and the PanAmSat Acquisition Transactions, each as defined in Item 1—Business.

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

In connection with our acquisition by funds controlled by BC Partners Holdings Limited and Silver Lake Partners as described in this Annual Report under Item 1—Business—Significant Transactions—The New Sponsors Acquisition Transactions, factors that may cause results or developments to differ materially from the forward-looking statements made in this Annual Report include, but are not limited to:

•	our substantial level of indebtedness following consummation of the New Sponsors Acquisition Transactions;

•	certain covenants in our debt agreements following consummation of the New Sponsors Acquisition Transactions;

•	the ability of our subsidiaries to make distributions to us in amounts sufficient to make required interest and principal payments; and

•

risks that the New Sponsors Acquisition Transactions disrupt our current plans and operations and the potential difficulties in employee retention, including key members of our senior management, as a result of such transactions.

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

In this Annual Report, unless otherwise indicated or the context otherwise requires, (1) the terms “we,” “us,” “our” and the “ Company” refer to Intelsat, Ltd. and its currently existing subsidiaries on a consolidated basis, (2) the terms “Serafina”and “Intelsat Global Subsidiary” refer to Intelsat Global Subsidiary, Ltd. (formerly known as Serafina Acquisition Limited), (3) the terms “Serafina Holdings” and “Intelsat Global” refer to Intelsat Global, Ltd. (formerly known as Serafina Holdings Limited), (4) the term “Intelsat Bermuda” refers to Intelsat (Bermuda), Ltd., Intelsat, Ltd.’s direct wholly-owned subsidiary, (5) the term “Intelsat Jackson” refers to Intelsat Jackson Holdings, Ltd., a newly formed direct subsidiary of Intelsat Bermuda, (6) the term “Intermediate Holdco” refers to Intelsat Intermediate Holding Company, Ltd., Intelsat Jackson’s direct wholly-owned subsidiary, (7) the term “Intelsat Sub Holdco” refers to Intelsat Subsidiary Holding Company, Ltd., Intermediate Holdco’s direct wholly-owned subsidiary, (8) the term “Intelsat Holdings” refers to our parent, Intelsat Holdings, Ltd., (9) the term “PanAmSat Holdco” refers to PanAmSat Holding Corporation, and not to its subsidiaries, prior to the PanAmSat Acquisition Transactions (as defined below) and the term “Intelsat Holding Corporation” refers to Intelsat Holding Corporation, and not to its subsidiaries, thereafter, (10) the terms “Intelsat Corp” and “Intelsat Corporation” refer to PanAmSat Corporation prior to the PanAmSat Acquisition Transactions and Intelsat Corporation thereafter, (11) the term “PanAmSat” refers to PanAmSat Holding Corporation and its subsidiaries on a consolidated basis prior to the PanAmSat Acquisition Transactions, and (12) the term “PanAmSat Acquisition Transactions” refers to our acquisition of PanAmSat and the related transactions, and the term “New Sponsors Acquisition Transactions” refers to the acquisition of Intelsat Holdings by Serafina and the related transactions, each as discussed under Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Significant Transactions. We refer to our purchase of the North American satellites and related customer contracts and other assets from Loral Space & Communications Corporation and certain of its affiliates in March 2004 as the “Intelsat Americas Transaction.” We refer to Intelsat General Corporation, our government business subsidiary, as “IGen.” In this Annual Report, unless the context otherwise requires, all references to transponder capacity or demand refer to transponder capacity or demand in the C-band and Ku-band only.

Our Company

We are a leading provider of fixed satellite services worldwide. We have provided communications capacity for milestone events since our founding in 1964, including transmitting worldwide the video signals of the first moon walk, providing the “hot line” connecting the White House and the Kremlin and transmitting live television coverage of every Olympics since 1968.

Our goal is to connect people and businesses around the world with reliable, flexible and innovative communications services. We provide service on a global fleet of 53 satellites and seven owned teleports and terrestrial facilities. We supply video, data and voice connectivity in approximately 200 countries and territories for over 1,800 customers, with many of which we have had relationships for over 30 years. Our business is diversified by service offering, customer group, satellite and geography, which reduces our market and operating risk. Our broad customer base includes some of the world’s leading media and communications companies, multinational corporations, Internet service providers, or ISPs, and government/military organizations. Our customers access our capacity through our extensive service offerings, which include transponder services, hybrid managed services combining satellite capacity and terrestrial facilities and channel services.

We operate in an attractive, well-developed sector of the satellite communications industry, which is benefiting from increasing demand for fixed satellite services capacity from both private industry and governments. The fixed satellite services sector is characterized by steady and predictable contracted revenue streams, high operating margins, strong cash flows and long-term contractual commitments. As of December 31, 2007, our revenue backlog, which is based on long-term customer commitments of up to 15 years, was approximately $8.2 billion, approximately 97% of which relates to contracts that are non-cancelable or cancelable only upon payment of substantial termination fees. For the year ended December 31, 2007, we generated revenue of $2.2 billion.

We have the largest, most flexible and one of the most reliable satellite fleets in the world, covering over 99% of the world’s population. We operate our fleet with a fully integrated satellite operations model which features two operations centers connected by redundant fiber, resulting in a robust monitoring and control system that we believe is unrivaled in our industry. Our satellite fleet is complemented by a terrestrial network of teleports, points of presence and leased fiber links that we use to carry traffic and provide satellite access for our customers. The flexibility of our fleet allows us to respond quickly to changes in market conditions and customer demand in order to maximize our revenue and profitability. Since completing the PanAmSat Acquisition Transactions in July 2006, we have combined the satellite fleets and implemented new initiatives to increase the financial returns on our satellites, collectively known as our capacity management strategy. Examples of these initiatives include building new satellite neighborhoods around key applications such as direct-to-home, or DTH, video, loading traffic on transponders more efficiently, repointing the beams of certain satellites to bring additional capacity to areas of unmet demand, and relocating satellites to orbital locations that offer improved revenue opportunities. Our capacity management strategy will allow us to take a more strategic approach to our fleet replacement cycle, which we believe will result in long-term capital expense savings since some retiring satellites will not need to be replaced on a one-for-one basis. We believe our capacity management strategy will increase returns on our assets, enhance the value of our orbital locations, and maximize the marketable capacity of our global fleet.

We have invested heavily in our communications network over the past several years. Our combined companies spent approximately $3.4 billion on 16 satellites launched from May 2001 to October 2005 in connection with our last satellite fleet renewal and deployment cycles, which were completed with the launch of our Galaxy 15 satellite. The average remaining service life of our satellites was approximately 7.5 years as of December 31, 2007, weighted on the basis of nominally available capacity for the 46 station-kept satellites of the 53 satellites we owned and operated at that time. Since October 2005, we have launched four satellites, and we have recently accelerated and increased certain of our capital expenditure plans due to new business opportunities with returns on investment that are expected to meet or exceed our financial objectives.

Fixed satellite services are an integral part of the global communications infrastructure. Our customers use our services because of the distinct technical and economic benefits satellite services provide for certain applications. Satellites provide a number of advantages over terrestrial communications systems, including ubiquitous coverage, the ability to broadcast signals to many locations simultaneously and independence from terrestrial infrastructure, including points of congestion or unreliability. Satellites allow equal access to bandwidth regardless of location, density of population or availability of terrestrial infrastructure. This feature, combined with the ability of satellites to simultaneously broadcast high quality, secure signals from a single location to many locations, results in a cost efficient distribution medium for video signals. Corporations, network providers and governments use satellite solutions because the technology provides a secure, easily replicated network platform that can be deployed quickly, and across many different regions, simplifying overall network topologies. The ability of satellites to provide instant communications makes them desirable for disaster recovery and military applications.

The global fixed satellite services, or FSS, sector is expected to generate revenues of approximately $8.1 billion in 2008 according to NSR, a leading international market research and consulting firm specializing in satellite and wireless technology and applications. There are multiple growth areas that we believe will drive the continued expansion of the FSS industry.

•

Video: Video distribution services for applications such as high definition television, or HDTV, DTH television platforms, and delivery of globalized content are expected to be a source of growth. The increased transmission of HDTV signals requires greater transmission capacity than standard definition signals, and will create additional demand for capacity. Continuing deregulation is expected to create new DTH television platform operators in numerous international markets. Programmers routinely distribute news, sports and entertainment to audiences in multiple geographic markets.

•

Data networks: The demand from global organizations for large, cost-effective, private, corporate networks made possible through the combination of broad geographic satellite coverage and the use of very small aperture terminals, or VSATs, is expected to be a source of growth. Satellite-based data networks are expected to grow especially in international markets where terrestrial networks are not well developed and where broadband Internet access is a business necessity.

•

Mobility: Efforts by consumer communications companies to combine video services and telephony into a single platform, wired or mobile, should also benefit the FSS industry through increased requirements for the broadcast of video services to new and developing networks. Wireless operators also require satellite capacity for backhaul services that provide a cost-efficient means to rapidly expand their service areas.

•

Hybrid satellite-fiber solutions: The combination of our satellites and terrestrial facilities enables us to provide hybrid managed services to our customers, which they use primarily for video and Internet-related services. This is an area which has experienced rapid growth over the last several years, and which we believe will continue to offer growth opportunities within the industry.

In total, C- and Ku-band transponder service revenue in the FSS sector is expected to grow at a compound annual growth rate, or CAGR, of 3.9% from 2007 to 2012 according to NSR.

Significant Transactions

The New Sponsors Acquisition Transactions

On June 19, 2007, Intelsat Holdings, certain shareholders of Intelsat Holdings, Serafina Holdings, and Serafina (a wholly-owned subsidiary of Serafina Holdings) signed a definitive share purchase agreement (referred to herein as the BC Share Purchase Agreement) for the acquisition of Intelsat Holdings by Serafina. Serafina Holdings is an entity newly formed by funds controlled by BC Partners Holdings Limited, referred to as the BCEC Funds, and certain other investors. Subsequent to the execution of the BC Share Purchase Agreement, two investment funds controlled by Silver Lake Partners and other equity investors joined the BCEC Funds as the equity sponsors of Serafina Holdings. We refer to the BCEC Funds, the Silver Lake Partners funds and the other equity sponsors collectively as the New Sponsors. On February 4, 2008, pursuant to the BC Share Purchase Agreement, Serafina acquired 100% of the equity ownership of Intelsat Holdings, referred to as the New Sponsors Acquisition. The aggregate cash purchase price for all of the equity securities of Intelsat Holdings was approximately $5.0 billion. As a result of completion of the New Sponsors Acquisition and related financing transactions, we and our subsidiaries assumed aggregate net incremental debt of approximately $3.7 billion. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of Significant Transactions—The New Sponsors Acquisition Transactions.

The PanAmSat Acquisition Transactions

On August 28, 2005, Intelsat Bermuda, PanAmSat Holdco and Proton Acquisition Corporation, a wholly-owned subsidiary of Intelsat Bermuda, referred to as Merger Sub, signed a definitive merger agreement pursuant to which Intelsat Bermuda acquired all of the outstanding equity interests in PanAmSat Holdco for $25.00 per common share in cash, or approximately $3.2 billion in the aggregate (plus approximately $0.00927 per share as the pro rata share of undeclared regular quarterly dividends). Upon completion of the PanAmSat Acquisition Transactions on July 3, 2006, PanAmSat Holdco and Intelsat Sub Holdco became separate direct or indirect wholly-owned subsidiaries of Intelsat Bermuda. As part of this transaction, approximately $3.2 billion in existing debt of PanAmSat Holdco and its subsidiaries was either refinanced or remained outstanding. Concurrently with the PanAmSat Acquisition Transactions, IGen, the entity that operates Intelsat’s government services business, purchased the government services business of PanAmSat. The PanAmSat Acquisition Transactions are described in further detail below in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Significant Transactions—The PanAmSat Acquisition Transactions.

The 2005 Acquisition Transactions

On January 28, 2005, Intelsat, Ltd. was acquired by Intelsat Holdings for total cash consideration of approximately $3.2 billion, with pre-acquisition debt of approximately $1.9 billion remaining outstanding. Intelsat Holdings is a Bermuda company which was formed at the direction of funds advised by or associated with Apax Partners Worldwide LLP and Apax Partners, L.P., Apollo Management V, L.P., MDP Global Investors Limited, and Permira Advisers LLC, referred to collectively as the Former Sponsors. This acquisition and related transactions are referred to collectively as the 2005 Acquisition Transactions, and are described in further detail below in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Significant Transactions—The 2005 Acquisition Transactions.

Our Customer Sectors

We provide satellite capacity and related communications services for the transmission of video, data and voice signals. Our customer contracts offer different service types, which fall primarily into four categories: transponder services, managed services, channel services and mobile satellite services. Our services are provided to three primary customer sectors: media, network services, and government. We also perform satellite-related consulting and technical services for various third parties. For details regarding the distribution of our revenue by geographic region and service type, refer to Note 16—Business and Geographic Segment Information to our consolidated financial statements appearing elsewhere in this Annual Report.

Media

The media sector represented approximately 37% of our revenue for the year ended December 31, 2007. Video applications currently use more FSS capacity than any other application, representing approximately 71% of total global C- and Ku-band FSS transponder revenue in 2007, with North America and Europe being the largest users of satellite capacity for video applications, according to NSR. We provide satellite transponder capacity and other satellite and terrestrial services for the transmission of entertainment, news, sports and educational programming for approximately 300 content providers worldwide. Our video services are comprised of three categories: video distribution services, DTH television services and video contribution services.

Video Distribution Services. Our primary video distribution service is the full-time transmission of television programming to cable systems, network affiliates and other redistribution systems. Our video distribution services are characterized by long-term contracts with premier media companies and content providers. These companies contract for dedicated transponder services from us, both on our satellites in orbit and those planned for launch in the future. We also offer bundled, value-added services that include satellite capacity, digital encoding of video channels and, if required, up-linking and down-linking services to and from our satellites and teleport facilities.

DTH Television Services. Most of our satellites are capable of providing DTH services through the use of high-powered, Ku-band spot beams that transmit over specific geographic areas. DTH service providers contract for transponder services from us, and our satellites provide the platform for the services they provide to their customers. These services deliver a package of television programming channels directly to a consumer’s home from our satellites.

Video Contribution Services. We provide broadcasters with full-time satellite services for the transmission of news, sports and entertainment segments from a remote location to their network affiliates or broadcast centers within the United States and around the world. Broadcasters use our contribution capacity to consolidate programming from various locations and assemble it in one central location for the final programming product. This service provides broadcasters with a dedicated transmission pipeline for the full-time retrieval of programming segments.

Our video contribution services also include occasional use services through which we provide broadcasters with satellite transmission services on a short-term basis, designed to enable broadcasters to conduct on-the-scene transmissions from special events and to receive the transmissions at their broadcast centers or affiliate stations. These occasional use services use our terrestrial infrastructure and our GlobalConnex managed services, including leased fiber facilities, which enable us to capture and transport high definition content for cable and broadcast distribution. In addition to short-term services for special events coverage, we have long-term transponder services agreements with certain satellite services resellers in the United States, which package domestic U.S. transponder capacity for their broadcast, business, educational and government customers. Our occasional use services help us take advantage of unutilized capacity on our satellites and are complementary to other services we offer. As these services are not typically long-term in nature, the revenue we derive from them is not a significant portion of our contracted backlog.

Highlights of our media business include the following:

•

Of our 53 satellites, 20 are part of video neighborhoods around the world, with nine serving the United States, four serving Latin America, four serving Asia, two serving Europe and the Middle East, and one serving the African continent.

•

In North America, we believe that we are the leading provider of FSS capacity for the distribution of high definition and cable programming. We also believe that we are one of the leading providers of FSS capacity for ethnic programming distribution in North America, with approximately 200 channels broadcast.

•	We are a leading provider of FSS capacity for DTH services, delivering programming to millions of viewers and supporting 27 DTH platforms around the world.

•

Global C- and Ku-band transponder demand and revenue for FSS video applications is forecasted to grow overall at CAGRs of approximately 4.4% and 5.1%, respectively, from 2007 to 2012, according to NSR.

•	Our revenue from video applications is highly predictable and benefits from primarily non-cancelable contracts.

Network Services

The network services sector represented 47% of our revenue for the year ended December 31, 2007. We provide transponder services and managed services to data and Internet protocol, or IP, service providers, telecommunications carriers, wireless operators and multinational corporations and entities for the transmission of data, voice and video communications globally. We also provide point-to-point channel services to telecommunications carriers to enable voice and data services to countries and territories that lack terrestrial cable interconnections.

One of the ways we have grown our business is by providing satellite services which enable private data networks such as VSAT networks. We provide satellite services to companies that furnish broadband networks for end users in the United States, Latin America, Europe, the Middle East, Africa and Asia. We also provide capacity directly to owner-operators of networks. These rooftop-to-rooftop VSAT networks provide dedicated, proprietary one-way and two-way communications links among multiple business sites. VSAT network end users include retail chains for rapid credit card authorization and inventory control, banks for the connection of automated teller machines to processing computers and news agencies for the timely dissemination of news and financial information. VSAT network end users also include residential and small and medium-sized enterprises that use these satellite-based services for broadband access.

We have historically served providers of telecommunications services, and in many cases we are the exclusive means for global operators to reach certain remote countries. In the last several years, we have grown our revenues by also providing managed services such as GlobalConnex to broadband service providers and ISPs. We have also grown our network services business by selling transponder services to mobile operators in developing regions for wireless network expansion applications. We believe that we will continue to earn a significant portion of our revenue from our network services sector in the near term, due to the continuing growth in broadband networks, the growing requirement for mobile services and the continued growth of Internet services and applications such as Voice over Internet Protocol, or VoIP.

Highlights of our network services business include the following:

•

We were the leading provider of satellite capacity for voice and data applications in 2006, derived from data presented by Euroconsult, a leading international research and consulting company specializing in space satellite communications and broadcasting.

•

We believe we are the leading provider of satellite capacity for satellite-based private data networks, including VSAT networks. C- and Ku-band transponder demand for VSAT services is expected to grow at a CAGR of 8.2% from 2006 to 2011, according to NSR.

•

We believe that the demand for satellite capacity for certain niche voice and data applications will continue to grow. For example, the proliferation of wireless services worldwide has created demand for our satellite services for backhaul and network extensions in developing regions, due to unreliable or non-existent terrestrial infrastructure. NSR expects transponder demand for cellular backhaul via satellite to grow by approximately sixty 36 MHz transponders from 2006 to 2011, representing an 8.4% CAGR.

•

The growth in Internet applications and broadband Internet access demand is driving growth in our GlobalConnex managed services for network service providers in developing countries. Our managed services business, for which annual revenue has grown from approximately $8 million in 2002 to approximately $264 million for the year ended December 31, 2007, is marketed to deregulated and competitive service providers, including corporate users and ISPs, which require end-to-end satellite solutions. Our strength in voice and data services, established customer relationships and extensive satellite and terrestrial network should allow us to benefit as customers increasingly look for more integrated services to meet their communications needs.

Government

The government sector represented 14% of our revenue for the year ended December 31, 2007. Our government business provides a range of sustainable, cost-effective, secure communications solutions to the U.S. government and NATO-country military and intelligence communities. Our government business offers its customers satellite capacity, ground terminals and turnkey communication solutions for fixed and mobile applications. In some instances, our solutions include transponder capacity or other services provided by other mobile and fixed satellite service operators. Our government business has a dedicated team of satellite professionals skilled in every facet of satellite communications and with significant experience in serving the government sector.

Highlights of our government business include the following:

•

We were the largest FSS provider of government satellite services in 2006, as determined by a comparison by Euroconsult of the government market size to the revenues generated by our government business, IGen.

•	The reliability of, and the ability to reconfigure, our fleet allow us to address changing demand for satellite coverage and to provide mission-critical communications capabilities.

•

The U.S. government and military is one of the largest end users of commercial FSS satellites for government/military applications on a global basis. We currently serve more than 200 U.S. government and military users and other NATO entities, either directly or as a sub-contractor.

•

Demand for C- and Ku-band transponder capacity on commercial FSS satellites to support government and military applications is expected to grow at a CAGR of approximately 8.3% between 2007 and 2012, according to NSR.

Satellite-Related Services

The satellite-related services sector represented 2% of our revenue for the year ended December 31, 2007. We perform satellite-related consulting and technical services for various third parties. These services include satellite and launch vehicle construction program management, launch vehicle and satellite procurement, and telemetry, tracking and control, or TT&C, services for satellites owned by other satellite operators.

Our Strengths

Our business is characterized by the following key strengths:

Leading FSS Position in Growing Regions and Customer Sectors

We are one of the largest FSS providers and, based on the number of transponders contracted, we hold the leading position in each of our customer sectors. As a result of our scale and leadership position in the regions and customer sectors served by our network, we expect to benefit from the following key growth areas in our industry:

•

Video distribution: We are a leading transmission platform for the distribution of video programming to cable systems in North America and in other regions throughout the world. Through a combination of our long-standing customer relationships, key North American orbital slots, leading “anchor tenant” cable channels and reception of our signals by approximately 8,000 qualified cable head-ends, we have been successful in creating “cable neighborhoods.” These cable neighborhoods are a powerful tool in attracting and retaining customers because ground infrastructure is specifically designed to receive information from our satellites, making switching costs significant. Our cable neighborhoods include channels in the rapidly growing non-English language and ethnic programming market. Our Galaxy 25 satellite carries approximately 135 channels offering ethnic programming, including many that are brought to the United States on our system, and we believe that the Galaxy 25 satellite carries more non-English and non-Spanish language programming than any other satellite in North America.

•

High definition television: We intend to utilize our position and strategically-located capacity to better serve the rapidly growing high definition demand in the cable and broadcast arcs. Today we operate one of North America’s largest high definition, or HD, neighborhoods on our Galaxy 13 satellite and distribute HD programming on many of our satellites serving other regions. The number of HDTV channels distributed to broadcasters and cable communities worldwide by FSS operators is forecasted to increase from 154 to 511 channels between 2007 and 2012, according to NSR.

•

Direct-to-home providers: We are a leading provider of FSS capacity for global DTH services. In international markets, DTH platform operators rely upon FSS capacity in order to deliver their programming services to their subscribers, and 27 of these DTH platform operators deliver their programming on Intelsat satellites. We provide content to millions of households in regions including Latin America, Eastern Europe and Africa. We will continue to focus DTH marketing efforts on these high-growth regions where we believe that our satellite capacity is well-positioned. Given the flexible nature of our capacity, including the ability to reconfigure beam coverage on a number of our satellites in response to customer demand, we believe we will be able to respond quickly to new customer requirements as they develop. According to NSR, the demand for C- and Ku-band FSS capacity used for DTH services is expected to grow at a CAGR of approximately 5.9% between 2007 and 2012.

•

Data and telecommunications services: We are the leading provider of FSS capacity for satellite voice and data services worldwide. As the world’s first satellite company, we have relationships with virtually every incumbent telecommunications operator in every country in the world. Our leading position with telecommunications and data networking customers has allowed us to benefit from a number of recent trends, including the growth in wireless networks, which has resulted in increased demand for capacity to be used for wireless expansion services, and the growth in demand for broadband services, which support IP-related applications, such as Internet access and VoIP. These trends have resulted in increased satellite demand for our services in developing regions. In the future, we believe our leadership in providing network services will position us to benefit from new demand for FSS capacity supporting mobile broadband solutions to vertical markets such as maritime services.

•

Government/military: We are the leading FSS provider of commercial satellite services to the government sector, providing satellite capacity, managed services and turn-key services to our customers. We attribute our strength in this area to the flexibility of our satellite fleet and the reliability of our satellites in transmitting mission-critical communications. We intend to utilize our well established customer relationships, enhanced capabilities and the increased scale of our fleet as a result of the PanAmSat Acquisition Transactions to strengthen our position with both military and civilian customers in this sector. Government and military customers currently rely on commercial satellite capacity for a growing portion of their mission-critical communications and customized managed services. Due to the U.S. military’s focus on technological advancement and a growing government need for satellite capacity for domestic uses, including disaster recovery, C- and Ku-band capacity demand for this sector is forecasted to grow at a CAGR of 8.3% between 2007 and 2012, according to NSR. We also expect a growing demand for the use of satellite-based solutions in disaster relief preparedness.

Stable and Diverse Revenue Generation

Our revenue and backlog are diversified among service sectors, geographic regions, satellites and customers. We currently expect to deliver services associated with approximately $1.8 billion, or approximately 22% of our December 31, 2007 backlog, over the year ending December 31, 2008. Our backlog provides significant near-term revenue visibility, particularly since approximately 97% of our total backlog as of December 31, 2007 relates to contracts that either are non-cancelable or cancelable only upon payment of substantial termination fees. In the last three years, at the beginning of each year the current year portion of our backlog represented on average approximately 76% of that year’s actual revenue. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Backlog for further information regarding our backlog.

No single satellite generated more than 4.3% of our revenue and no single customer accounted for more than 6.0% of our revenue during the year ended December 31, 2007. The diversity of our revenue base enables us to capitalize on changing market conditions and mitigates the impact of fluctuations in any specific service sector or geographic region and difficulties that any one customer may experience. The resilience of our fleet also reduces the financial impact of satellite failures and protects against service interruption.

We believe our substantial backlog provides both significant near-term revenue visibility as well as a reliable stream of future revenues. As of December 31, 2007, our revenue backlog was approximately $8.2 billion. Our backlog has remained relatively stable over the past year, despite our being between renewal cycles on our major media contracts, which would usually result in a declining trend. By service sector and region, our backlog as of December 31, 2007 was as follows:

Note: Regional designation for backlog is based on customer billing address.

Established Relationships with Premier Customers

We provide satellite services to over 1,800 customers, including many of the world’s leading media and broadcasting organizations, multinational corporations, telecommunications companies, ISPs and government/military entities. We have developed close, long-standing relationships with our customers, serving many of our largest customers for over 30 years. We believe we are recognized by our customers as a resource for technical excellence and a partner in optimizing the performance of their networks. In most cases, our services are mission critical to the delivery of our customers’ services. The following table includes examples of our customers for each service sector:

Service Sector Category	Selected Customers
Media	Arqiva, Discovery Communications, Fox Entertainment Group, Home Box Office, Multichoice Ltd., NHK, SKY Brazil, SKY Latin America, SKY Mexico, Starz Encore Group, The DIRECTV Group, The Walt Disney Company, Time Warner, Turner Broadcasting System, Viacom

Network Services	AT&T, British Telecommunications, Cable and Wireless, Central Bank of the Russian Federation, China Netcom, Gateway Communications, Hughes Network Systems, PT Indosat, Schlumberger, Sprint, TelMex, The World Bank, United Nations, Vizada (Telenor), Vodacom

Government	Artel, National Oceanic and Atmospheric Administration, U.S. Department of Defense’s Armed Forces Radio & Television Service, U.S. Department of State, U.S. Navy

Significant Cash Flow Generation

Our strong operating profits, disciplined approach to capital expenditures and culture of continuous operational improvement enable our business to generate significant cash flows from operations. The FSS sector requires sizable investment to develop and launch satellites. However, once satellites are operational costs do not vary significantly, creating operating leverage which can lead to high margins and strong free cash flow from operations.

We have invested significantly in our fleet and network infrastructure. Our combined companies spent approximately $3.4 billion on 16 satellites launched from May 2001 to October 2005 in connection with our last satellite fleet renewal and deployment cycles, which were completed with the launch of our Galaxy 15 satellite. Since October 2005, we have launched four satellites, and we have recently accelerated and increased certain of our capital expenditure plans due to new business opportunities with returns that are expected to meet or exceed our financial objectives. The average fill rate and remaining service life of our 46 station-kept satellites as of December 31, 2007 were approximately 76.2% and 7.5 years, respectively. As a result, we have the ability to expand our customer and revenue base without significant increases in operating costs. Over time, we intend to rationalize the size of our fleet and consolidate the number of orbital locations required to serve our customers. Our capital allocation decisions are based on the expected return on invested capital and market demand, and we will be prudent in the selection of the number, size and characteristics of replacement and new satellites to be launched.

We are also growing our business and see new opportunities to expand the services we provide. Because of our scale and efficient operating structure, we believe we can capture new business growth without incurring significant additional costs. We believe our efficient operating profile will enable us to generate significant cash flow from operations as our revenues increase.

Leading Global Fleet and Infrastructure

We believe that we have one of the world’s largest and most technologically advanced commercial communications systems, comprised of a fleet of geosynchronous satellites, teleports, points of presence and leased and owned fiber. Our global system features 53 satellites that cover over 99% of the world’s population and includes C- and Ku-band satellite capacity that serves approximately 200 countries and territories.

The scale and composition of our fleet provides us with flexibility and resilience. Our orbital locations are numerous and well-placed, such that each region of the globe is served by multiple satellites of our fleet. We believe we have adequate redundancy within our in-orbit capacity, and currently have two in-orbit satellites serving in back-up positions. To provide further resilience, many of our satellites are equipped with steerable beams that can be moved in order to provide supplemental capacity to restore service following an anomaly. We manage our global satellite fleet on a fully integrated basis, with a common software interface used for satellite management and control. Our east coast satellite operations center is used primarily to operate all of our owned satellites, and our west coast satellite operations center is used primarily to operate third-party satellites. Each of the centers can provide instantaneous restoration in the case of natural disasters or other events resulting in the loss of the other center. We also have terrestrial assets consisting of teleports, points of presence and leased fiber connectivity that complement our satellite network and provide for flexibility in providing service on certain routes. Our terrestrial assets are core to our hybrid managed services, and also provide customers with global access to our fleet.

Our industry-leading satellite fleet and terrestrial infrastructure, as well as our flexibility and ability to offer comprehensive managed services, allow us to provide integrated worldwide distribution and transmission services, reducing our customers’ risk of data loss and service interruptions.

Technical Excellence in Satellite Procurement and Operations

As the world’s first satellite operator, we benefit from over 40 years of technical and commercial experience in building and operating satellite fleets. Our technical excellence routinely results in our being able to fly a satellite long past its design life, and in most cases well beyond the orbital maneuver life estimated at satellite launch, resulting in additional years of revenue-generating life and enhancing our return on our fleet investment. Even though we are replacing only a small portion of our fleet in any year, we are still one of the world’s largest buyers of commercial satellites and launch vehicles due to the scale of our fleet. We use our proficiency in designing and procuring satellite systems and launch vehicles, together with an ability to generate volume discounts from satellite manufacturers and launch providers, to benefit our business. We further increase our economies of scale by selling satellite-related consulting and other services to other satellite operators that seek our expertise in designing, building, buying and operating satellites.

Track Record of Product Innovation

We have a core competency in product innovation, as evidenced by the growth of our managed services offerings, known as GlobalConnex, which address increasing customer demand for more integrated services. We have utilized our leadership in providing video, data and voice services for customers, as well as our global network, technical expertise and well-established customer relationships, to offer a comprehensive managed services platform. For example, in 2007 we added a GlobalConnex service to provide broadband connectivity to the maritime industry. Our service offering includes automatic beam switching technology, which automatically adjusts user hardware to new satellite coordinates as the vessel travels across beam and satellite coverages. This innovative service offering delivers a continuous broadband connection at a flat rate per vessel, and is based upon C-band capacity which is underutilized in certain geographic markets. We will continue to operate as a leader of innovation within our industry and explore value-creating opportunities to complement our existing businesses.

Our Business Strategy

We have substantially completed the integration of PanAmSat’s operations with ours. We believe we are on track with regard to our integration plan and our expected annual operating cost savings of approximately $92 million, which we expect to substantially attain by the fourth quarter of 2008 on an annualized basis. Total headcount at the time of the acquisition was approximately 1,370, and at December 31, 2007 our headcount was 1,074, reflecting reductions which correspond to our original plan. In addition, we believe we will continue to generate capital expenditure savings over time with the continuing integration of our legacy satellite fleets.

We are pursuing a business strategy which features four initiatives to build on our transformed competitive position and to address attractive new business opportunities that have developed since the time of the PanAmSat acquisition. These strategies for profitable growth, in combination with our culture of continuous improvement, will enable us to increase our revenues and operating cash flows.

Grow Our Business by Focusing on High Growth Regions and Applications

We have an industry-leading position in every sector that we serve. We believe that the media, network services, and government sectors represent opportunities for revenue growth over the long-term for operators in the FSS industry. We intend to focus our resources on further penetrating the most attractive regions and applications in these sectors in order to increase our profitability and free cash flow.

Media

We intend to expand our media services by continuing to capitalize on the strength of our video neighborhoods, maintaining and growing our leadership position in HDTV distribution and expanding our services for DTH platform operators. We believe that we are well positioned to grow both the distribution and contribution portions of our video business by continuing to develop and expand our cable neighborhoods in the

United States, South America and the Asia-Pacific region, and to build new neighborhoods in Europe. As cable operators expand their channel capacities, we have the opportunity to benefit as more channels, services and other data needs require satellite distribution to cable head-ends. Furthermore, as the number of channels grows, demand increases for our premium cable neighborhood satellites. In addition, many U.S. cable operators are increasingly interested in pursuing business expansion opportunities outside of the United States. With strong content provider relationships and assets spanning the globe, we believe we can be an attractive supplier to cable operators as they pursue this strategy.

We also believe that demand for HDTV will experience significant growth in the coming years, which will result in the need for more satellite bandwidth. To fulfill the growing demand for HDTV, we will continue to build upon the success of the Galaxy 13/Horizons-1 satellite, which was placed in service as an HDTV neighborhood to attract this new and fast-growing program format type. Since announcing our HDTV neighborhood on the Galaxy 13 satellite, we have grown the number of HDTV channels carried by our system to over 40. We also intend to expand the number of services we provide to HD programmers. We intend to offer a number of HD contribution services to enable the capture and transport of high definition programming from remote locations to satellite production facilities, from which it can then be distributed through our satellites serving cable neighborhoods.

Lastly, we will continue to build on our leading international DTH platform business, targeting Latin America, Eastern Europe, Middle East, Africa and regions within Asia where we can use our available capacity and the flexibility of our satellite fleet to capture additional growth opportunities. We intend to develop new video communities by leveraging our existing satellites and relationships with successful DTH platform operators to capture growth in new DTH markets.

Network Services

We believe we are well positioned to expand our business serving network services customers by focusing on growing applications, including data and IP services, services to wireless operators, global telecommunications carrier services, and mobility services.

We believe we are a leading provider of satellite services supporting data applications such as corporate broadband VSAT networks, virtual private networks, or VPNs, and trunking solutions for ISPs. We will grow our business by continuing to build our relationships with satellite-based broadband service providers, including VSAT service providers in the largest and fastest growing regions, such as North America, Africa, Latin America, Eastern Europe and the Middle East. We intend to solidify our leadership position through partnering initiatives with data and IT services providers in key growth regions and with service providers in attractive vertical markets, such as maritime and oil and gas. We will also continue to market GlobalConnex managed services for regional service providers, corporations and international organizations implementing VPNs for broadband and VoIP applications.

We believe that we are well positioned with telecommunications service providers throughout the world, and we have leveraged this presence to build a leading position serving wireless operators in emerging markets such as Africa and the Middle East. We intend to introduce new services that will expand our presence serving the wireless telecommunications sector. We intend to expand our customer base by marketing our services to other forms of competitive carriers in newly deregulated markets, which use satellite capacity in order to introduce their services quickly and independently of established local carriers.

We have an extensive customer base of traditional telecommunications carriers that use our services to reach regions that lack direct access to telecommunications cable interconnects or where internal infrastructure either does not exist or is unreliable. We believe that the drive for continued globalization by multinational corporations will increase satellite demand from global telecommunications companies which need our ubiquitous coverage in order to provide “one-stop” shopping to their customers.

Government

As the largest provider of commercial satellite services to the government sector, we believe we are well positioned to service its increased need for commercial satellite communications services, which has been driven in part by anti-terrorism efforts, conflicts in the Middle East and increased worldwide awareness of the role of satellites in emergency and first responder communications networks. We intend to build our marketing efforts with respect to contractors that serve both civilian and defense agencies. We expect that our expanded service capability with respect to satellite capacity, managed services and turn-key services will attract additional government business at the national and state agency level, and enable us to work with a broader scope of government contractors and integrators.

Increase our Return on our Asset Base through Disciplined Management of Capacity

As we execute on our first strategy to focus on certain applications and regions, we will create additional opportunity to improve our returns on our existing assets through new capacity management initiatives. These initiatives include establishing strategies for key satellite roles based upon the customer and growth characteristics of the market served by each satellite in such a role. For instance, we plan to increase the value of our satellites by establishing neighborhoods based on growing customer applications, such as DTH video services in regions including Africa, northern and eastern Europe, and South America. Our capacity management strategy also includes creating additional marketable capacity through reassigning, or grooming, traffic, repointing steerable beams and relocating satellites. Given the scale of our fleet, existing customer traffic can be groomed to other satellites in our fleet based upon the customer’s application and the amount of capacity required, which in turn allows us to more efficiently load our transponders and secure larger blocks of capacity for customers with growing, long-term requirements. Furthermore, because many of our satellites have flexible designs, including steerable beams, we can repoint beams to areas of unmet demand, or relocate satellites in order to bring additional capacity to an entire region. Through these various capacity management initiatives, we can improve returns on our asset base and maximize the value of our fleet.

Over time, we also intend to rationalize the size of our fleet and consolidate the number of orbital locations required to serve our customers. Our capital allocation decisions are based on the expected return on invested capital and market demand, and we will be prudent in the selection of the number, size and characteristics of replacement and new satellites to be launched. For instance, new satellites will be designed to include more high-power, land-mass focused capacity that delivers video and broadband applications more efficiently, thereby increasing the proportion of high value transponders relative to our current capacity mix. In addition, we will seek anchor customers for new satellites, in order to improve overall returns. At the closing of the PanAmSat Acquisition Transactions, our network integration planning identified three satellites that would not need to be replaced as we integrated our fleets. We have identified additional satellites in our fleet that we currently do not intend to replace, based upon an analysis of demand and satellite utilization in certain regions, and we do not expect to replace our existing fleet on a one-for-one basis. At the same time, we have accelerated the build of certain satellites in order to capture new opportunities and to deliver fresh, high power capacity to regions of strong demand. Through capacity management, we intend to maximize the revenues, and therefore the returns, generated by our assets.

Build New Revenue Streams by Introducing New Products and Services

The flexibility of our network and the global scale of our business gives us the ability to expand our customer and revenue base without significant increases in operating costs. We have identified three areas that we believe offer potential for significant growth with only incremental investment in additional resources: new product development, satellite-related services, and new government initiatives.

We have a proven track record of capitalizing on new growth opportunities and expanding the FSS market. New service introductions, such as our rapidly growing GlobalConnex business, have resulted in substantial new revenue streams. We are currently in the process of introducing several new IP- or mobility-related services. We have developed a wholesale Internet Protocol Television, or IPTV, platform that operates on our North American satellite and terrestrial infrastructure that is currently in the market trial phase with a North American distributor. We are developing a portfolio of several mobility-related services to serve high growth vertical markets. The first of these is our recently announced global maritime broadband service, which provides on-the-move IP connectivity to the fishing, oil and gas, and shipping sectors. We provide these services on a wholesale basis, working with distributors who are the leaders in their respective vertical markets. Both of these new services are examples of our identifying new markets and technologies which will enable us to generate additional revenues from capacity which is currently underutilized.

We intend to continue to expand our satellite-related services business, which we began approximately three years ago and which has grown to revenues of $46.8 million for the year ended December 31, 2007. This business allows us to generate new revenue streams by offering consulting services to other satellite operators which leverage our internal technical expertise and buying power. Examples of these services include transfer and in-orbit testing, long-term satellite operations, teleport hosting, and satellite design and engineering services. For instance, as of December 31, 2007, we operated nine third-party satellites in addition to our owned satellite fleet, utilizing the same integrated satellite operations infrastructure and with minimal additional headcount.

We believe that we can grow our revenues from our government services business by developing innovative solutions to government needs for space communications and “communications on the move,” or COTM. We currently see an opportunity to offer a quick and efficient means of placing government assets in space through hosted payload programs. For instance, IGen has been accepted by the Department of Defense as a Joint Concept Technology Demonstration, or JCTD, to fly a payload for the Internet router in Space program, also known as IRIS. In this program, a customized Internet router will be positioned on an Intelsat satellite currently in construction. By co-locating their payload on an Intelsat satellite already planned for launch, the government will get quick and cost efficient access to test an emerging space-based technology solution. We also believe that we can offer new commercialized services to our government customer base. We intend to implement modifications to the mobility solutions we offer to the network services sector in order to deliver video and data services for military and homeland security mobile applications. We believe that we can generate additional revenue growth by pursuing additional hosted payload programs, and other projects which leverage our unique use of space-based technologies.

Selectively Pursue Strategic and Organic Opportunities

We have a track record of capitalizing on strategic growth opportunities through acquisition, including our completion of two transactions in 2004, and the 2006 acquisition of PanAmSat. These transactions further strengthened our leading position in the FSS sector by enhancing our capabilities for video, corporate network and government/military applications. We expect that near-term strategic opportunities in the FSS sector may involve smaller, regional or national satellite operators seeking joint ventures or revenue sharing arrangements in order to provide follow-on capacity for satellites that are aging and facing replacement.

In December 2007, we launched the Horizons-2 satellite, which we built under a joint venture with satellite operator JSAT International, or JSAT. Under this agreement, JSAT funded the satellite and launch vehicle procurement and we will pay our contribution obligation over a seven-year period beginning in 2008. We will share in the revenues generated by this satellite equally. This initiative is an example of a business development activity which replaces capacity at a current orbital location through a business arrangement with attractive cash flow characteristics.

In another example, we announced in October 2007 an agreement with Telenor Satellite Broadcasting, referred to as Telenor, to acquire ten transponders on one of its upcoming satellite launches, Thor 6. This modest investment will provide us with the additional capacity we need to provide continued growth for a current DTH video customer, as well as provide us with an expanded platform for addressing the European video market. We plan to strengthen our global position by working closely with other satellite operators, which will allow us better access to strategic regions and increase the utilization of our global fleet.

We also reached an agreement in November 2007 with Corporación de Radio y Televisión del Norte de México, S. de R.L. de C.V., referred to as SKY Mexico, and SKY Brasil Serviços Ltda., referred to as SKY Brazil, to launch a new 24-transponder satellite to serve the Latin American DTH market. The satellite, known as Intelsat 16, will be dedicated to SKY Mexico and SKY Brazil over the satellite’s estimated 15-year life. This agreement expands our DTH business, and further strengthens our long-term relationship with these platform operators. The terms of this agreement allow us to recover the expected capital expenditures for this satellite through pre-payments for certain services which will be paid in the 12 months following the satellite’s launch and in-orbit testing in late 2009 and early 2010, respectively.

We believe that we can also invest modestly in our existing infrastructure to build the value of our satellite assets. For instance, we are grooming our fleet to increase the number and value of video neighborhoods within our fleet. We may choose to invest in antenna seeding programs to increase the penetration of cable head-ends for certain of our satellites. We believe that these modest investments in new ground infrastructure will enable us to command higher rates for our satellite capacity in video neighborhoods and increase the value provided to programmer customers, which will then be able to reach larger audiences from our fleet.

Our Network

Our global fleet is currently comprised of 53 satellites and leased capacity on one satellite owned by another satellite operator, as well as ground facilities related to the services we sell and operation and control of our satellites. Our satellite operations are supported by ground assets and leased facilities in the United States, Germany, Italy, South Korea, Australia, and South Africa. Our network also includes ground assets consisting of teleports or leased teleport facilities supporting commercial services in Germany, the United States, Australia, China, Argentina, United Arab Emirates, Italy, Kuwait and South Korea and points of presence in the United States, China, Germany and the United Kingdom, among others. See—Network Operations and Current Ground Facilities below.

Our customers depend on our global communications network and our operational and engineering leadership, including our:

•	operating history of over 40 years of pioneering achievements in satellite communications;

•	highly resilient network;

•	ability to relocate or reconfigure capacity on many satellites to cover different geographic regions; and

•	high transponder reliability levels.

We believe that our operational and engineering achievements are due primarily to our satellite procurement and operations philosophy. Our operations and engineering staff is involved from the design through the decommissioning of each satellite that we procure. Our staff works at the manufacturer’s site to monitor progress, allowing us to maintain close technical collaboration with our contractors during the process of designing, manufacturing and launching a satellite. We continue our engineering involvement throughout the operating lifetime of each satellite. Extensive monitoring of earth station operations and around-the-clock satellite control and network operations support ensure our consistent operational quality, as well as timely corrections when problems occur. In addition, we have in place contingency plans for technical problems that may occur during the lifetime of a satellite.

We have substantially completed the process of consolidating certain ground assets and facilities in order to improve the cost efficiency of our network operations and communications services. See—Network Operations and Current Ground Facilities below.

The table below provides a summary of our satellite fleet as of December 31, 2007. It does not include the Horizons-2 satellite, which was successfully launched on December 21, 2007 and went into service in February 2008.

Satellite	Manufacturer	Orbital Location	Launch Date	Estimated End of Service Life(1)
Station Kept:
IS-701	SS/L(2)	180°E	10/93	2/12
IS-702	SS/L	54.85°E	6/94	8/12
IS-704	SS/L	66°E	1/95	1/09
IS-705	SS/L	310°E	3/95	2/10
IS-706	SS/L	50.25°E	5/95	3/13
IS-707	SS/L	307°E	3/96	2/13
IS-709	SS/L	85.15°E	6/96	10/12
IS-801	LMC(3)	328.5°E	3/97	2/09
IS-802	LMC	32.9°E	6/97	9/10(4)
IS-805	LMC	304.5°E	6/98	6/16
IS-901	SS/L	342°E	6/01	6/19
IS-902	SS/L	62°E	8/01	8/19
IS-903	SS/L	325.5°E	3/02	4/19
IS-904	SS/L	60°E	2/02	1/20
IS-905	SS/L	335.5°E	6/02	6/20
IS-906	SS/L	64.15°E	9/02	9/20
IS-907	SS/L	332.5°E	2/03	2/21
IS-10-02(5)	EADS Astrium	359°E	6/04	12/21
Galaxy 25	SS/L	97°W	5/97	5/15
Galaxy 26	SS/L	93°W	2/99	2/17
Galaxy 27	SS/L	129°W	9/99	10/11(6)
Galaxy 28	SS/L	89°W	6/05	6/21
Galaxy 23(7)	SS/L	121°W	8/03	8/21
APR-1(8)	ISRO(9)	83°E	N/A	N/A
HGS-3	BSS(10)	38°E	2/96	6/11
IS-1R(11)	BSS	45°W	11/00	6/10
IS-2	BSS	169°E	7/94	5/09
IS-3R	BSS	43°W	1/96	11/09
IS-4	BSS	72°E	8/95	8/10
IS-5	BSS	26.15°E	8/97	10/12
IS-6B(12)	BSS	43.2°W	12/98	2/08
IS-7	SS/L	68.65°E	9/98	11/13
IS-8	SS/L	166°E	11/98	1/14
IS-9	BSS	58°W	7/00	11/13
IS-l0	BSS	68.5°E	5/01	6/16
IS-12	SS/L	45°E	10/00	1/16
Galaxy 3C	BSS	95.05°W	6/02	9/20
Galaxy 9(13)	BSS	81°W	5/96	9/08
Galaxy 10R	BSS	123°W	1/00	4/08
Galaxy 11(11)	BSS	91°W	12/99	6/09
Galaxy 12	ORB(14)	125.1°W	4/03	7/19
Galaxy 13/Horizons-1(15)	BSS	127°W	9/03	12/18
Galaxy 14	ORB	125°W	8/05	12/20
Galaxy 15	ORB	133°W	10/05	12/20
Galaxy 16	SS/L	99°W	6/06	6/22

Satellite	Manufacturer	Orbital Location	Launch Date	Estimated End of Service Life(1)
Galaxy 17	Thales	74.05°W	5/07	5/23
IS-11	ORB	317°E	10/07	10/22

Inclined Orbit:
IS-601(16)	BSS(17)	63.65°E	10/91	1/11
IS-602	BSS(17)	157°E	10/89	11/11
IS-603	BSS(17)	340.05°E	3/90	3/11
IS-605	BSS(17)	174°E	8/91	1/09
Leasat F5(18)	BSS	100°E	1/90	2/11
Galaxy 4R	BSS	76.85°W	4/00	3/09
SBS-6	BSS	73.95°W	10/90	3/13

(1)	Engineering estimates of the service life as of December 31, 2007 as determined by remaining fuel levels, consumption rates and other considerations (including power) and assuming no relocation of the satellite.
(2)	Space Systems/Loral, Inc.
(3)	Lockheed Martin Corporation.
(4)	The IS-802 spacecraft suffered an anomaly in September 2006 that reduced the available solar array power. The current maneuver life is limited by the remaining available power that reduces over time due to natural solar array degradation.
(5)	Telenor Inma AS owns 18 transponders (measured in equivalent 36 MHz transponders) of this satellite’s Ku-band payload.
(6)	The maneuver life of the Galaxy 27 satellite was not materially impacted as a direct result of either the anomaly in 2004 or our efforts to recover the satellite.
(7)	EchoStar Communications Corporation owns all of this satellite’s Ku-band transponders and a portion of the common elements of the satellite.
(8)	Operated by another satellite operator with capacity leased by us.
(9)	Indian Space Research Organization.
(10)	Boeing Satellite Systems, Inc., formerly Hughes Aircraft Company.
(11)	After transfer of traffic to the replacement spacecrafts and relocation to another longitude, we expect that Galaxy 11 and IS-1R will have sufficient power to operate a significant subset of their transponders through the end of design life of these satellites, which is April 2015 and February 2016, respectively.
(12)	IS-6B was replaced by IS-11. The satellite was de-orbited in March 2008.
(13)	Galaxy 9 was relocated from 74.15º W to 81º W and placed into an inverted North/South attitude in order to serve Latin America.
(14)	Orbital Sciences Corporation.
(15)	Horizons Satellite Holdings, LLC, referred to as Horizons, our joint venture with JSAT International, owns and operates the Ku-band payload on this satellite. We are the exclusive owner of the C-band payload.
(16)	IS-601 was relocated to 47.5º E in November 2007, which reduced its fuel life by approximately 10 months.
(17)	On several inclined orbit IS-6 series satellites, the remaining propellant levels were reassessed, which resulted in an increase of the inclined orbit life estimate for these satellites.
(18)	Leasat F5 provides services in the X-band and UHF-band frequencies for military applications.

In addition to the satellites shown in the table above, we own an interest in Marisat-F2, an older satellite in inclined orbit that is currently used to provide services to Antarctica.

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

Geosynchronous satellites send these signals using various parts of the radio frequency spectrum. Substantially all of the station-kept satellites in our fleet are designed to provide capacity using the C- and/or Ku-bands of this spectrum. A third frequency band, the Ka-band, is being utilized for certain new broadband services projects. The Ka-band frequency allows for use of a smaller antenna, which is a consideration for residential and small business markets. Our Galaxy 28 satellite has transponders available for transmitting and receiving in the Ka-, as well as C- and Ku-bands.

A geosynchronous satellite is referred to as geostationary, or station-kept, when it is operated within an assigned orbital control, or station-keeping box, which is defined by a specific range of latitudes and longitudes. Geostationary satellites revolve around the earth with a speed that corresponds to that of the earth’s rotation and appear to remain above a fixed point on the earth’s surface at all times. Geosynchronous satellites that are not station-kept are in inclined orbit. The daily north-south motion of a satellite in inclined orbit exceeds the specified range of latitudes of its assigned station-keeping box, and the satellite appears to oscillate slowly, moving above and below the equator every day. An operator will typically operate a satellite in inclined orbit toward the end of its service life because the operator is able to save significant amounts of fuel by not controlling the north-south position of the satellite and is thereby able to substantially extend the service life of the satellite. The types of services and customers that can access an inclined orbit satellite have traditionally been limited due to the movement of the satellite relative to a fixed ground antenna, however, recent technology innovations now allow the use of inclined orbit capacity for certain applications. As a result, we anticipate demand for inclined orbit capacity may increase over the next few years if these applications are successfully introduced. Most of our Intelsat VI series satellites are operating in an inclined orbit and, as a result, are continuing to earn revenue beyond our original estimated life for each of these satellites.

In-Orbit Satellites

With our satellites located over North America and over all of the principal ocean regions (the Atlantic, Pacific and Indian), and leased capacity available in the Asia-Pacific region, we provide coverage of over 99% of the world’s population.

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

The design flexibility of some of our satellites enables us to meet customer demand and respond to changing market conditions. As noted above, these features also contribute to the resilience of our network, which enables us to ensure the continuity of service that is important for our customers and to retain revenue in the event that we need to move customers to alternative capacity.

As of December 31, 2007, our in-orbit fleet of satellites had 1,342 and 876 36-MHz equivalent transponders available for transmitting in the C-band and the Ku-band, respectively. These totals measure transponders on station-kept satellites, including the transponders we lease from other satellite operators. The average system fill factor for our satellites, which represents the percentage of our total available transponder capacity that is in use or that is reserved at a given time (including guaranteed reservations for service) as of December 31, 2007 was 76.2%.

The design life of a satellite is the length of time that the satellite’s hardware is designed by the manufacturer to remain operational under normal operating conditions. In contrast, a satellite’s orbital maneuver life is the length of time the satellite has enough fuel to remain operational. A satellite’s service life is based upon fuel levels and other considerations, including power. Satellites launched in the recent past are generally expected to remain in service for the lesser of fuel life and 16 years. Satellites typically have enough fuel to maintain between 16 and 18 years of station-kept operations. The average remaining service life of our satellites was approximately 7.5 years as of December 31, 2007, weighted on the basis of nominally available capacity for the station-kept satellites we own.

In addition to our owned satellites, as of December 31, 2007, we leased capacity on the APR-1, pursuant to an agreement with the Government of India, Department of Space, INSAT Programme Office. Under this agreement with the Government of India, we may lease eleven 36 MHz equivalent transponders on APR-1 through May 30, 2009. We have the right to extend this agreement until the APR-1 has reached the end of its service life, which is currently expected to be May 2012.

Planned Satellites

We currently have orders for five satellites, of which four are replacement satellites. Generally, these satellites are being built over a period of three years, and two are expected to launch in 2008.

Galaxy 18. Intelsat Corporation entered into an agreement with Space Systems/Loral, Inc., or SS/L, for the construction of Galaxy 18 in February 2005. This satellite will serve as a replacement for Galaxy 10R, located at 123° west longitude, or WL. The Galaxy 18 satellite is currently expected to be launched in the second quarter of 2008.

Galaxy 19. In connection with the Intelsat Americas Transaction, we entered into a procurement agreement with SS/L for a new satellite, which we refer to as the Galaxy 19 satellite. SS/L is proceeding with construction of the satellite, which is expected to be used at 97°WL in the North American slot currently filled by the Galaxy 25 satellite. The Galaxy 19 satellite is currently expected to be launched by Sea Launch in the third quarter of 2008.

IS-14. We entered into an agreement with SS/L for the construction of IS-14 in January 2007. This satellite is expected to serve as a replacement for IS-1R, located at 45°WL. The IS-14 satellite is currently expected to be launched in the second quarter of 2009.

IS-15. We entered into an agreement with Orbital Sciences Corporation for the construction of IS-15 in March 2007. The satellite includes a payload to be owned by a third-party, and for the launch of this satellite we currently expect to use a launch service contract that was assigned to us by Horizons-2. This satellite is expected to serve as a replacement for the IS-709 satellite, located at 85.15° east longitude, or EL. The IS-15 satellite is currently expected to be launched in the second quarter of 2009.

IS-11GS/IS-16. In February 2007, we converted an option for a contingent replacement satellite into a firm construction contract for the IS-11GS, a ground spare satellite that was to be used to accelerate the replacement cycle for the IS-11 in the event of an unsuccessful launch. We launched IS-11 in October 2007 and successfully completed in-orbit testing in November 2007. We resumed construction of the IS-11GS satellite and currently plan to launch the satellite, now known as IS-16, in the second half of 2009. In November 2007, we reached an agreement to sell capacity on this satellite to two Latin-American DTH operators, SKY Mexico and SKY Brazil, subject to the continued operation of our IS-11 satellite.

Additional Launch Services Agreements. In connection with the construction agreement for our Intelsat X series satellites, we entered into launch services agreements with Sea Launch and Lockheed Martin Commercial Launch Services, Inc. At the time that we entered into these launch services agreements, we had two Intelsat X series satellites on order, but we later terminated our order for the IS-10-01 satellite. In connection with this termination, we amended our launch services agreement with Sea Launch to provide for the launch of an unspecified future satellite. We later determined that we would use Lockheed Martin Commercial Launch Services to launch the Intelsat 14, and currently expect that this launch will take place in the second quarter of 2009.

Future Satellites

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

Network Operations and Current Ground Facilities

We control and operate each of our satellites and manage the communications services for which each satellite is used from the time of its initial deployment through the end of its operational life, and we believe that our technical skill in performing these critical operations differentiates us from our competition. We provide most of these services from our satellite operations center in Washington, D.C. and customer service center in Ellenwood, Georgia.

Our satellite operations philosophy, which we believe has been different from that of other satellite operators, centralizes the global control and operation of our fleet, regardless of the satellite manufacturer or series, into a single facility staffed by specialized personnel. Centralizing these functions enables our staff to become proficient in the management of multiple satellite series, thereby improving our operational redundancy and response times and increasing the cost efficiency of our satellite operations. As a result, we can operate additional satellites with relatively little additional cost, a capability that we believe enables our company to maximize the operational synergies available from fleet integration. We are consolidating the acquired PanAmSat satellites into our primary satellite operations center based in Washington, D.C. in order to improve the reliability and cost efficiency of our satellite operations. We expect to complete the integration when three remaining satellites are transferred to the Washington, D.C. facility in late 2008.

Utilizing state-of-the-art satellite command and control hardware and software, our satellite operations centers analyze telemetry from our satellites in order to monitor their status and track their location. As necessary, our satellite operations centers send commands to satellites for station-keeping maneuvers and equipment reconfigurations. We have a satellite operations center in Long Beach, California that is primarily used to provide operation services for satellites owned by third parties, however this facility is also used to provide 24-hour technical and systems support backup for our primary satellite operations center in Washington, D.C. Conversely, our primary satellite operations center in Washington, D.C. also acts as a backup support center for the Long Beach facility. In the event of a natural disaster or other situation disabling one of the facilities, each satellite operations center has the functional ability to provide instantaneous restoration of services on behalf of the other, exemplifying the efficiency and effectiveness of our network.

Our customer service center is located in our Ellenwood, Georgia facility and includes a specialized video operations center, data operations center, and rapid access center. This facility is responsible for managing the communications services that we provide to our customers and is the first point of contact for customers needing assistance in using our network. Daily tasks include managing uplinks to our satellites and monitoring customer traffic and the quality of our customer communications services. Our customer service center also conducts measurements of transponder performance and transmission power and resolves interference issues and other customer concerns. The various monitoring systems used to perform these functions are in continuous, remote-controlled operation 24 hours per day. Our customer service center also monitors the end-to-end services that we provide to our customers, including the terrestrial infrastructure used to provide these services. By consolidating all of our customer service operations into a single facility in Ellenwood, Georgia, we have improved the cost efficiency of our network operations and communications services.

Our satellite operations centers use a network of ground facilities to perform their functions. This network includes seventeen earth stations that provide TT&C services for our satellites, referred to as our TT&C stations, and various other earth stations worldwide. Through our ground facilities, we constantly monitor signal quality, protect bandwidth from piracy or other interference and maintain customer installed equipment.

We have consolidated certain ground assets and facilities in order to improve the cost efficiency of our network operations and communications services. Our locations for ground assets and facilities include Australia, Argentina, Bahrain, French Polynesia, Germany, Italy, China, Kuwait, South Korea, South Africa, the United States, Russia, India, New Zealand, Taiwan and the United Arab Emirates.

We also maintain a back-up operations facility and data center a relatively short distance from our Washington, D.C. facility in Hagerstown, Maryland. This facility provides back-up emergency operational services in the event that our Ellenwood, Georgia customer service center experiences an interruption. See Item 2—Properties for a description of this property and the locations of our ground network facilities.

We have invested heavily in our ground network of owned and leased fiber, teleport and network performance monitoring systems to complement our satellite fleet and to enable us to provide managed services to our customers. In addition to leased and owned fiber connecting high density routes, our ground network also features strategically located points of presence, which are drop-off points for our customers’ traffic that are close to major interconnection hubs for telecommunications applications, video transmissions and trunking to the Internet backbone. We manage our terrestrial network infrastructure for high technical performance, and over the last several years, the amount of customer traffic on our ground network has grown to approximately 8.2 gigabits, which is equivalent to the capacity of approximately two satellites.

Capacity Sparing and Backup and General Satellite Risk Management

We believe that the availability of spare capacity, together with the overlapping coverage areas of our satellites and flexible satellite design features described in—Our Network—Satellite Systems above, are important aspects of our ability to provide reliable service to our customers. In addition, these factors would enable us to mitigate the financial impact to our operations attributable to the loss of a satellite. Our system accommodates in-orbit sparing through the use of capacity on satellites that are less than fully utilized. In addition, we sell some capacity on a preemptible basis and could preempt the use of this capacity in the event of a loss of a satellite. This approach enables us to optimize our fleet and to minimize potential revenue loss. We maintain a satellite risk management strategy involving backup satellites and transponders. For each satellite designated as being in primary operating service, some form of backup capacity is maintained. This backup capacity may include any one or more of the following: an in-orbit spare satellite, designated reserve transponders on the satellite or other on-board backup systems or designed-in redundancies, or interim restoration capacity on other satellites. However, we do not maintain backups for all of our operating capacity.

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

As of December 31, 2007, we had in effect launch and in-orbit insurance policies covering four satellites with an insured value of $378.3 million and an aggregate net book value of $507.5 million. We also maintain third-party liability insurance on certain of our satellites up to a limit of $300.0 million per occurrence or in the aggregate per year for damages for physical injury and property damage to third parties caused by our satellites. We do not currently insure against lost revenue in the event of a total or partial loss of a satellite.

Sales, Marketing and Distribution Channels

Our company tagline, “Closer, by far,” describes the close working relationship we strive to build with our customers. We assign an account representative to each customer who is responsible for understanding the customer’s business, structure and markets it may serve. We present comprehensive sales solutions to our customers that include multiple and diverse service offerings to address each customer’s unique market and technical needs. Our Intelsat Global Sales & Marketing Ltd. subsidiary, referred to as Intelsat Global Sales, located in London, England, is our global sales and marketing headquarters. In addition, we have established local sales and marketing support offices in the following locations around the world:

• Australia	• Japan

• Brazil	• Mexico

• China	• Singapore

• France	• South Africa

• Germany	• United Arab Emirates

• India	• United States

By establishing local offices closer to our customers and staffing those offices with experienced personnel, we believe that we are able to provide flexible and responsive service and technical support to our customers. Our sales and marketing organization reflects our corporate focus on our three principal customer sectors of media, network services and telecommunications and government. Our sales team includes technical marketing and sales engineering application expertise and a sales approach focused on creating integrated solutions for our customers’ communications requirements that help them better utilize their contracted satellite capacity, integrate into our network and develop an efficient ground infrastructure.

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

Satellite Health and Technology

Our satellite fleet is diversified by manufacturer and satellite type, and as a result, our fleet is generally healthy, with 99.999% availability of station-kept satellite capacity during the year ended December 31, 2007. We have experienced some technical problems with our current fleet but have been able to minimize the impact of these problems on our customers, our operations and our business in recent years, other than the IS-804 satellite, which experienced an anomaly resulting in a total loss. Most of these problems have been component failures and anomalies that have had little long-term impact to date on the overall transponder availability in our satellite fleet. All of our satellites have been designed to accommodate an anticipated rate of equipment failures with adequate redundancy to meet or exceed their orbital design lives, and to date, this redundancy design scheme has proven effective. Our allocation of the purchase price associated with the acquisition of PanAmSat took into consideration the technical problems of the acquired fleet.

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

BSS 601 HP XIPS. The Boeing 601 High Power series (BSS 601 HP) satellite uses XIPS as its primary propulsion system. There are two separate XIPS on each BSS 601 HP, each one of which is capable of maintaining the satellite in its orbital position. The satellite also has a completely independent bi-propellant propulsion system as a backup to the XIPS. As a result, a single failure of a XIPS on a BSS 601 typically would have no effect on the satellite’s performance or its operating life. A failure of a second XIPS on a satellite would also have no impact on the performance of that satellite. However, such a failure would require the use of the backup bi-propellant propulsion system, which could result in a shorter operating life for the satellite depending on the amount of bi-propellant fuel remaining. XIPS failures do not typically result in a catastrophic failure of the satellite or affect the communications capability of the satellite. Certain of the BSS 601 HP satellites have experienced various problems associated with XIPS. As of December 31, 2007, we operated seven BSS 601 HP satellites, three of which have experienced failures of both XIPS.

The first of these currently operated satellites to experience failure of both primary and secondary XIPS was Galaxy 4R. This satellite is operating as designed on its backup bi-propellant propulsion system. We and the manufacturer of this satellite determined that the XIPS on Galaxy 4R are no longer available. As a result, this satellite’s estimated remaining service life, based on the bi-propellant fuel on board, is until March 2009. In September 2006, this satellite was moved to a new location, where it started inclined orbit services with a reduced propellant consumption.

The second satellite with failure of both primary and secondary XIPS is IS-6B. We and the manufacturer of this satellite determined that the XIPS on IS-6B are no longer available. This satellite was replaced by the IS-11 satellite during the first quarter of 2008.

The third satellite with failure of both primary and secondary XIPS is Galaxy 10R. We and the manufacturer of this satellite determined that the XIPS on Galaxy 10R are no longer available. As a result, this satellite’s estimated remaining service life, based on the bi-propellant fuel on board, is until April 2008. We do not expect this problem to affect service to our customers or to affect revenues from the customers on this satellite over the remaining life of the satellite. The Galaxy 18 satellite, which is currently expected to launch in the second quarter of 2008, is planned to replace Galaxy 10R.

Of our four remaining BSS 601 HP satellites, IS-5 is still in use, but is no longer in primary customer service. The other three continue to have XIPS available as their primary propulsion system, however no assurance can be given that we will not have further XIPS failures that result in shortened satellite lives or that such failures will be insured if they occur. For both IS-9 and IS-10, the available bi-propellant life range is approximately three years from December 31, 2007. The third satellite, Galaxy 13/Horizons-1, which was placed into service in January 2004, has available bi-propellant of approximately nine years from December 31, 2007.

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

As of December 31, 2007, we operated three BSS 702 satellites, two of which are affected by accelerated solar array degradation, Galaxy 11 and IS-1R. Service to customers has not been affected, and we expect that both of these satellites will continue to serve customers until we replace or supplement them with new satellites. Along with the manufacturer, we continually monitor the problem to determine its cause and its expected effect. Due to this continued degradation, Galaxy 11 has a remaining useful life until June 2009 and IS-1R has a remaining useful life until June 2010. After transfer of the traffic on these satellites to replacement spacecrafts and relocation to another longitude, we expect that Galaxy 11 and IS-1R will have sufficient power to operate a significant subset of their transponders through the end of design life of these satellites, which is April 2015 and February 2016, respectively. Galaxy 11 is expected to be replaced by the Galaxy 17 satellite, after which we plan to redeploy the Galaxy 11 to a new orbital location serving Africa. The IS-1R satellite is expected to be replaced by the IS-14 satellite, which is currently expected to be launched in the second quarter of 2009. Pursuant to contracts with our customers, a substantial portion of our customer activity on these satellites will continue onto replacement satellites and the reduced estimate of their service lives will not result in a material reduction in contracted backlog. We believe that the net book values of these satellites are fully recoverable.

The third BSS 702 satellite that we operated as of December 31, 2007, Galaxy 3C, was launched after the solar array anomaly was identified, and it has a substantially different solar array design intended to eliminate the problem. This satellite has been in service since September 2002 and has not experienced similar degradation problems.

SCP Failures. Many of our satellites use an on-board SCP to provide advanced orientation control and fault protection functions. SCPs are a critical component in the operation of such satellites. Each such satellite has a backup SCP, which is available in the event of a failure. Certain BSS 601 satellites, including the IS-4 satellite, have experienced primary SCP failures and are operating on their backup SCPs. IS-4 carries commercial traffic and operates in a secondary role. We consider it unlikely that failure of the remaining SCP on IS-4 will cause an interruption of our business or require replacement of a satellite.

As of December 31, 2007, we operated three additional BSS 601 satellites: HGS-3, which is utilized by a third-party, and IS-2 and IS-3R. These satellites are in a group of satellites that has been identified as having heightened susceptibility to the SCP problem. The risk of SCP failure appears to decline as these satellites age. IS-2 and IS-3R have been in continuous operation since 1994 and 1996, respectively. Both primary and backup SCPs on these satellites are monitored regularly and remain fully functional. Accordingly, we believe it is unlikely that SCP failures will occur and we do not anticipate an interruption in business or early replacement of these satellites.

Other Anomalies. On January 14, 2005, our IS-804 satellite experienced a sudden and unexpected electrical power system anomaly that resulted in the total loss of the satellite. The IS-804 satellite provided services primarily to telecommunications carriers and government telecommunications administrations in the South Pacific. The IS-804 satellite was manufactured by Lockheed Martin Corporation, or LM, and was launched in December 1997. In accordance with our existing satellite anomaly contingency plans, we made alternative capacity available to our IS-804 satellite customers both on other Intelsat satellites and on other operators’ satellites. We established a failure review board with LM to investigate the cause of the IS-804 anomaly. The IS-804 satellite was a Lockheed Martin 7000 series, referred to as the LM 7000 series, satellite, and we operate three other satellites in the LM 7000 series, the IS-801, IS-802 and IS-805 satellites. The failure review board released its report in November 2005. We believe, based on the failure review board’s report, that the IS-804 failure was not likely to have been caused by an IS-804 specific workmanship or hardware element, but is most likely caused by a high current event in the battery circuitry triggered by an electrostatic discharge that propagated to cause the sudden failure of the high voltage power system. Further, we believe that although this risk exists for our other LM 7000 series satellites, the risk to any individual satellite is low. We do not believe that any operational steps or adjustments to our satellite deployment plan are required to mitigate the risk. We do not currently expect the loss of the IS-804 satellite to result in the acceleration of capital expenditures to replace the satellite.

In September 2006, our IS-802 satellite experienced a reduction of electrical power capability that resulted in a degraded capability of the satellite. Eleven transponders on IS-802 were subsequently reactivated and are operating normally. We restored service for substantially all IS-802 customers on both IS-802 and other satellites of our fleet.

We also established an anomaly review board, referred to as the ARB, with LM to investigate the cause of the anomaly. The ARB concluded that the IS-802 anomaly is most likely to have been caused by an electrical short internal to the solar array harness located on the south solar array boom.

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

On November 28, 2004, our Galaxy 27 satellite experienced a sudden anomaly in its north electrical distribution system that resulted in the loss of control of the satellite and the interruption of customer services on the satellite. The Galaxy 27 satellite is one of the in-orbit satellites we acquired from SS/L in March 2004 as part of the Intelsat Americas Transaction and covers the continental United States, Alaska, Hawaii, Canada, Central America and parts of South America. The Galaxy 27 satellite is an FS 1300 series satellite manufactured by SS/L and was launched in September 1999. In accordance with our satellite anomaly contingency plans, we made alternative capacity available to all of our Galaxy 27 satellite customers, and most of these customers accepted that capacity. We provided alternative capacity primarily on other satellites in the Intelsat Americas fleet, and in some cases using capacity that we purchased from other satellite operators. On November 30, 2004, following an intensive recovery effort, our engineers were able to regain command and control of the Galaxy 27 satellite, and it was placed back in service, with reduced payload capacity, following operational testing.

We have determined that the north electrical distribution system on the Galaxy 27 satellite and the communications capacity associated with it are not operational, but the south electrical distribution system and associated communications capacity are operating normally. In addition, the Galaxy 27 satellite has lost redundancy in nearly all of its components. As a result, the Galaxy 27 satellite faces an increased risk of loss in the future. As of December 31, 2007, a substantial subset of the Galaxy 27 satellite’s C-band and Ku-band transponders, which are all powered by the south electrical distribution system, have been tested, are performing normally and are available for service to our customers. In addition, some of these transponders are currently being used by our customers.

Intelsat participated in a failure review board with the manufacturer, SS/L, to investigate the cause of the anomaly. The failure review board has identified the likely root cause of the anomaly as a design flaw that is affected by a number of parameters and in some extreme cases can result in an electrical system anomaly. This design flaw exists on three of our satellites—Galaxy 27, Galaxy 26 and IS-8. We currently believe, based on the analysis by the Galaxy 27 failure review board, that the probability of a further, similar anomaly occurrence on the Galaxy 27 satellite, or a similar anomaly occurrence on the Galaxy 26 or IS-8 satellites, is low.

Satellite Communications Industry

Fixed Satellite Services Sector

We compete in the communications market for the provision of video, data and voice connectivity worldwide. Communications services are provided using various communications technologies, including satellite networks, which provide services as a substitute for, or as a complement to, the capabilities of terrestrial networks. We currently operate in the FSS sector of the satellite industry. Operators in the FSS sector, which is the most established sector in the satellite industry, traditionally provide communications links between fixed points on the earth’s surface. These services include the simultaneous provision of satellite capacity from one fixed point to multiple fixed points, referred to as point-to-multipoint services, and the provision of satellite capacity between two fixed points, referred to as point-to-point services. Point-to-multipoint applications include video distribution, DTH and corporate networks. Point-to-point applications include telephony, video contribution and data trunking, such as Internet backbone access.

Over the last several years, deregulation and privatization have significantly reshaped the FSS sector. In addition, the sector has undergone consolidation, with regional and national operators being acquired by larger companies and smaller operators exiting the business or seeking to partner with other providers. We believe that these changes are the result of the increasing globalization of the telecommunications market, customers’ demand for more robust distribution platforms with network redundancies and worldwide reach, and the desire of some FSS operators to secure and improve their market access in key regions. In addition, the scarcity of desirable orbital locations may lead operators to seek to acquire other operators with specific coverage or capacity capabilities. Consolidation may also occur because of the economies of scale from operational and capital expenditures and from marketing efficiencies that can be achieved.

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

Competitive Advantages of Satellites

Fixed satellite services are an integral part of the global communications infrastructure. Our customers use our services because of the distinct technical and economic benefits satellite services provide for certain applications. Satellites provide a number of advantages over terrestrial communications systems, including ubiquitous coverage, the ability to broadcast signals to many locations simultaneously and independence from terrestrial infrastructure, including points of congestion or unreliability. Satellites allow equal access to bandwidth regardless of location, density of population or availability of terrestrial infrastructure. This feature, combined with the ability of satellites to simultaneously broadcast high quality, secure signals from a single location to many locations, results in a cost efficient distribution medium for video signals. Corporations, network providers and governments use satellite solutions because the technology provides a secure, easily replicated network platform that can be deployed quickly, and across many different regions, simplifying overall network topologies. Because of the ability of satellites to provide instant communications, satellite technology is also desirable for disaster recovery and military applications.

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

We compete with providers of terrestrial fiber optic cable capacity on certain routes and networks. As a result, we have been experiencing, and expect to continue to experience, a decline in our channel product revenue due to the build-out of fiber optic cable capacity. However, we believe that satellites have advantages over fiber optic cables in certain regions and for certain applications. The primary use of fiber optic cable is carrying high-volume communications traffic from point to point, and fiber capacity is available at substantially lower prices than satellite capacity once operational. Consequently, the growth in fiber optic cable capacity on point-to-point transoceanic routes, particularly across the Atlantic Ocean, has led voice, data and video contribution customers that require service between major city hubs to migrate from satellite to fiber optic cable. However, satellite capacity remains competitive for signals that need to be transmitted beyond the main termination points of fiber optic cable, for point-to-multipoint transmissions and for signals seeking to bypass congested terrestrial networks. Satellite capacity is also competitive in parts of the world where providing fiber optic cable capacity is not yet cost-effective or is physically not feasible. We believe that the competition we face from fiber optic cable companies is based primarily on price.

Regulation

As an operator of privately owned global satellite systems, we are subject to U.S. government regulation; regulation by foreign national telecommunications authorities; and the International Telecommunication Union frequency coordination process and regulations.

U.S. Government Regulation

FCC Regulation. Almost all of the satellites in our current constellation are licensed and regulated by the Federal Communications Commission, or the FCC. We have final or temporary FCC authorization for all of our U.S.-licensed operating satellites. Satellite licenses typically have a fifteen-year term. At the end of a license term, we can request special temporary authorization to continue operating a satellite. In addition, our FCC satellite licenses which relate to use of those orbital locations and associated frequencies that were transferred to the United States at the time of our privatization in July 2001 are conditioned on our remaining a signatory to the Public Services Agreement with ITSO described below under —Our History—The Privatization. Furthermore, any transfer of these licenses by us to a third party or a successor-in-interest is only permitted if such third party or successor-in-interest has undertaken to perform our obligations under the Public Services Agreement.

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

We must pay FCC filing fees in connection with our space station and earth station applications, and we must also pay annual regulatory fees to the FCC. Violations of the FCC’s rules can result in various sanctions including fines, loss of authorizations, or the denial of applications for new authorizations or the renewal of existing authorizations.

We are not regulated as a common carrier for most of our activities, and therefore we are not subject to rate regulation or the obligation not to discriminate among customers, and we operate most of our activities with minimal governmental scrutiny of our business decisions. One of our subsidiaries is regulated as a common carrier. Common carriers are subject to FCC requirements, which include: traffic and revenue reports, international circuit status reports, international interconnected private line reports, notification and approval for foreign carrier affiliations, filing of contracts with international carriers, annual financial reports, equal employment opportunity reports, assistance for law enforcement and maintenance of customer billing records for 18 months. We currently qualify for exemptions from several of these reporting requirements.

U.S. Export Control Requirements and Sanctions Regulation. We must comply with U.S. export control laws and regulations, specifically the Arms Export Control Act, the International Traffic in Arms Regulations, or ITAR, the Export Administration Regulations and the trade sanctions laws and regulations in the operation of our business. The export of satellites, satellite hardware, defense services and technical information relating to satellites to non-U.S. satellite manufacturing firms, launch services providers, insurers, customers, employees and other non-U.S. persons is regulated by the U.S. Department of State’s Directorate of Defense Trade Controls, or DDTC, under the ITAR. Certain of our contracts for the manufacture, launch, operation and insurance of our satellites involve the export to non-U.S. persons of technical data or hardware regulated by the ITAR. We have obtained all of the specific DDTC authorizations currently needed in order to fulfill our obligations under contracts with non-U.S. entities, and we believe that the terms of these licenses are sufficient given the scope and duration of the contracts to which they pertain. Many of our employees are non-U.S. nationals. We have obtained a license from the DDTC to allow certain of our non-U.S. national employees access to our technical information that is controlled under the ITAR. Additionally, since Intelsat, Ltd. is based in Bermuda and it and its employees are non-U.S. persons for purposes of the ITAR, some of our suppliers located in the United States must also comply with U.S. export control laws and regulations in order to provide to us ITAR-controlled technical data or hardware.

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

U.S. Department of Defense Security Clearances. To participate in classified U.S. government programs, we sought and obtained security clearances for one of our subsidiaries from the U.S. Department of Defense as required under the national security laws and regulations of the United States by entering into a proxy agreement with the U.S. government. Because Intelsat, Ltd. is a Bermuda company with significant non-U.S. investment and employees, we sought and obtained Department of Defense approval of various mechanisms to mitigate the impact on the required security clearances. If we do not maintain the security clearances that we have obtained from the U.S. Department of Defense, we will not be able to perform our obligations under any classified U.S. government contracts to which our subsidiary is a party, the U.S. government would have the right to terminate our contracts requiring access to classified information and we will not be able to enter into new classified contracts. Further, if we materially violate the terms of the proxy agreement, the subsidiary holding the security clearances may be suspended or debarred from performing any government contracts, whether classified or unclassified.

Regulation by Foreign National Telecommunications Authorities

U.K. Regulation. The United Kingdom is the licensing jurisdiction for the BSS portion of the Ku-band on the IS-805 satellite. Satellite operators in the United Kingdom are regulated by the U.K.’s Office of Communications.

Papua New Guinea Regulation. The Papua New Guinea Telecommunication Authority, referred to as PANGTEL, is the licensing jurisdiction for our use of the C-band payload on the Galaxy 23 satellite. We are required to pay fees to PANGTEL in connection with our use of this orbital location.

German Regulation. We hold licenses for several earth stations in Germany, as well as authorizations to operate the IS-12 and IS-601 satellites at two orbital locations.

South African Regulation. We also hold a license for an earth station in South Africa.

Japan Regulation. We and JSAT International Inc. are the sole members of Horizons and in 2002 the Japanese telecommunications ministry authorized Horizons to operate the Ku-band payload on the Galaxy 13/Horizons-1 satellite. In late 2003, the FCC added this Ku-band payload to its “Permitted Space Station List,” enabling Horizons to use the payload to provide non-DTH services in the United States, and in May 2004, the FCC expanded this authority to include one-way DTH services. We are the exclusive owner of the C-band payload on Galaxy 13/Horizons-1, which the FCC has licensed us to operate.

Other National Telecommunications Authorities. As a provider of satellite capacity, we are also subject to the national communications and broadcasting laws and regulations of many foreign countries in which we operate. Most countries require us to obtain a license or other form of written authorization from the regulator prior to offering service. We have obtained or are obtaining these licenses or written authorizations in all countries in which they are required. Most countries allow authorized telecommunications providers to own their own transmission facilities and to purchase satellite capacity without restriction, facilitating customer access to our services. Other countries maintain strict monopoly regimes or otherwise regulate the provision of our services. In order to provide services in these countries, we may need to negotiate an operating agreement with a monopoly entity that covers the types of services to be offered by each party, the contractual terms for service and each party’s rates. As we have developed our ground network and expanded our service offerings, we have been required to obtain additional licenses and authorizations. To date, we believe that we have identified and complied with all of the regulatory requirements applicable to us in connection with our ground network and expanded services.

The International Telecommunication Union Frequency Coordination Process and Regulation

Our use of orbital slots is subject to the frequency coordination and recording process of the International Telecommunication Union, or ITU. In order to protect satellite systems from harmful radio frequency interference from other satellite systems, the ITU maintains a Master International Frequency Register of radio frequency assignments and their associated orbital locations. Each ITU notifying administration is required by treaty to give notice of, coordinate and record its proposed use of radio frequency assignments and associated orbital locations with the ITU’s Radiocommunication Bureau.

When the coordination process is completed, the ITU formally notifies all proposed users of frequencies and orbital locations in order to protect the recorded assignments associated with a given orbital location from subsequent or nonconforming interfering uses by Member States of the ITU. The ITU’s Radio Regulations do not contain mandatory dispute resolution or enforcement mechanisms. The Radio Regulations’ arbitration procedure is voluntary and neither the ITU specifically, nor international law generally, provides clear remedies if this voluntary process fails. Only nations have full standing as ITU members. Therefore, we must rely on governments to represent our interests before the ITU, including obtaining new rights to use orbital locations and resolving disputes relating to the ITU’s rules and procedures.

Employees

As of December 31, 2007, we had 1,074 full-time regular employees. These employees consisted of:

•	552 employees in engineering, operations and information systems;

•	265 employees in finance, legal and other administrative functions;

•	164 employees in sales, marketing and strategy; and

•	93 employees in support of government sales and marketing.

As of December 31, 2007, 968 of these employees were located in the United States, and the remainder of our employees were in various other locations around the world. We believe that our relations with our employees are good. None of our employees is represented by a union or covered by a collective bargaining agreement.

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

Our History

Intelsat is the successor entity to the International Telecommunications Satellite Organization, or the IGO. The IGO was a public intergovernmental organization created on an interim basis by its initial member states in 1964 and formally established in February 1973 upon entry into force of an intergovernmental agreement. The member states that were party to the treaty governing the IGO designated certain entities, known as the Signatories, to market and use the IGO’s communications system within their territories and to hold investment share in the IGO. Signatories were either private telecommunications entities or governmental agencies of the applicable party’s country or territory. Some Signatories authorized certain other entities located within their territories that used the IGO’s satellite system, known as the Investing Entities, to invest in the IGO as well. Both Signatories and Investing Entities made capital contributions to the IGO and received capital repayments from the IGO in proportion to their investment share in the IGO. Signatories and Investing Entities were also the IGO’s principal customers. Each Signatory’s and Investing Entity’s investment share in the IGO was based on its level of use of the IGO’s satellite system as compared to the use by other Signatories and Investing Entities.

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

The Privatization

Our management began contemplating privatization in the mid-1990s in order to be able to operate our business free of the restrictions described above and to better position us to be responsive to a number of commercial, competitive and regulatory forces. In November 2000, the IGO’s Assembly of Parties unanimously approved our management’s specific plan for our privatization and set the date of privatization for July 18, 2001. On July 18, 2001, substantially all of the assets and liabilities of the IGO were transferred to us.

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

The IGO, referred to post-privatization as the International Telecommunications Satellite Organization, or ITSO, continues to exist as an intergovernmental organization and will continue to exist as such for a period of at least 12 years after July 18, 2001, and then may be terminated by a decision of a governing body of ITSO called the Assembly of Parties. Pursuant to a Public Services Agreement among ITSO and Intelsat, Ltd. and certain of our subsidiaries, we have an obligation to provide our services in a manner consistent with the core principles of global coverage and connectivity, lifeline connectivity and non-discriminatory access, and ITSO monitors our implementation of this obligation. These core principles are described below under —Certain Customer Service Agreements—Novation Agreements and —Certain Customer Service Agreements—Lifeline Connectivity Obligation Contracts.

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

Our customers generally obtain satellite capacity from us by placing an order pursuant to one of several master customer service agreements. These agreements offer different service types, including transponder services, channel, managed services and mobile satellite services. For a description of these service types and a breakdown of our revenue by service type, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview and—Results of Operations.

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

Novation Agreements

Each Intelsat novation agreement sets forth the terms and conditions upon which the service commitments entered into prior to the privatization are provided and the same terms and conditions generally apply to all customer service commitments transferred by the IGO pursuant to a novation agreement. Outstanding customer commitments represented in our December 31, 2007 backlog are covered by novation agreements. Approximately 3.0% of our backlog is covered by lifeline connectivity obligation, or LCO, protection. Although our backlog could be reduced if our LCO protection obligations are triggered, LCO has not had a significant impact on our backlog to date.

Lifeline Connectivity Obligation Contracts

In connection with our privatization, customers that novated service commitments and that met specified eligibility criteria had the option of entering into LCO contracts. An LCO contract provides price and capacity protection for a covered service commitment until the earlier of July 18, 2013 or the expiration of the commitment, which may be renewed as many times as required up to July 18, 2013 at a price no higher than the price charged for that service on the privatization date. Our customers cannot elect to receive LCO protection on contracts effective after the privatization date, except in limited circumstances. As of December 31, 2007, approximately 3.0% of the outstanding customer commitments in our backlog were LCO-protected. The LCO contracts obligate us, in some circumstances, to reduce the prices we charge for covered service commitments, based on the cumulative price increases and decreases of our non-LCO protected service commitments against a specified pricing index calculated annually on July 18. Because the cumulative decrease in pricing to non-LCO customers through July 18, 2007 has been less than 15%, we have not as of yet been required to reduce prices for our LCO-protected service commitments.

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

We also face challenges to our business apart from these industry trends that our competition may not face. A significant portion of our revenue is derived from channel services. Since fiber optic cable capacity, when available, is at substantially lower prices than satellite capacity for the same routes, competition from fiber optic cable has resulted in a migration of our point-to-point customers from satellite to fiber optic cable on certain routes. We have experienced erosion in our revenue from point-to-point services in recent years due to the build-out of fiber optic cable capacity, and we expect this erosion to continue. Some other FSS operators have service mixes that are less dependent on point-to-point connectivity than our current service mix. Our plan to address this erosion and sustain our business includes expanding our customer base in point-to-multipoint services, such as video, and growing our managed services business.

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

The FSS sector, as a whole, is currently expected to experience moderate growth over the next few years. However, the market for fixed satellite services may not grow or may shrink. Competing technologies, such as fiber optic cable, are continuing to adversely affect the point-to-point segment of the FSS sector. In the point-to-multipoint segment, the global economic downturn, the transition of video traffic from analog to digital and continuing improvements in compression technology have negatively impacted demand for certain fixed satellite services. Developments that we expect to support the growth of the satellite services industry, such as continued growth in data traffic and the proliferation of HDTV and niche programming, may fail to materialize or may not occur in the manner or to the extent we anticipate. Any of these industry dynamics could negatively affect our operations and financial condition.

Because the market for fixed satellite services may not grow or may shrink, we may not be able to attract customers for the managed services that we are providing as part of our strategy to sustain our business. Reduced growth in the FSS sector may also adversely affect our ability to retain our existing customers. A shrinking market could reduce the number and value of our customer contracts and would have a material adverse effect on our business and results of operations. In addition, there could be a substantial negative impact on our credit ratings and our ability to access the capital markets.

In 2006 and 2007, we experienced improved pricing trends in many of the regions we serve, as compared to unfavorable pricing trends that impacted our revenue in prior periods. In particular, the price trends have improved in North America, Africa, the Middle East and Eastern Europe. Less favorable price dynamics exist in Asia and Latin America, generally due to overcapacity, although improved economic conditions are resulting in increased demand in these markets, resulting in some stabilization, particularly in Latin America. However, this could change as other operators launch new capacity into the region.

Our financial condition could be materially and adversely affected if we were to suffer a satellite loss that is not adequately covered by insurance.

As our satellite insurance policies expire, we may elect to reduce or eliminate insurance coverage relating to certain of our satellites to the extent permitted by our debt agreements if, in our view, exclusions make such policies ineffective or the costs of coverage make such insurance impractical and we believe that we can more reasonably protect our business through the use of in-orbit spare satellites, backup transponders and self-insurance. A partial or complete failure of a revenue-producing satellite, whether insured or not, could require additional, unplanned capital expenditures, an acceleration of planned capital expenditures, interruptions in service, a reduction in contracted backlog and lost revenue and could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on a limited number of customers to provide a substantial portion of our revenue and contracted backlog. For the year ended December 31, 2007, our ten largest customers and their affiliates represented approximately 23% of our revenue. The loss of, or default by, any of these customers could significantly affect our revenue and operating margins.

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

As of December 31, 2007, on a pro forma basis after giving effect to the New Sponsors Acquisition Transactions, (a) Intelsat Sub Holdco and its subsidiaries would have had approximately $3.7 billion principal amount of total indebtedness (including the guarantee by Intelsat Sub Holdco and certain of its subsidiaries of Intelsat Bermuda’s $1.0 billion Senior Unsecured Credit Agreement (which was assumed by Intelsat Jackson as part of the Intelsat Bermuda Transfer, as defined in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations), or the Intelsat Bermuda Unsecured Credit Agreement, and Intelsat Jackson’s 9 1/4% Senior Notes due 2016) on a consolidated basis, approximately $368.7 million of which would have been secured debt, (b) Intermediate Holdco and its subsidiaries would have had approximately $4.1 billion principal amount of total indebtedness (including the guarantee by Intelsat Sub Holdco and certain of its subsidiaries of the Intelsat Bermuda Unsecured Credit Agreement and Intelsat Jackson’s 9 1/4% Senior Notes due 2016) on a consolidated basis, (c) Intelsat Jackson would have had approximately $8.8 billion principal amount of total debt on a consolidated basis, (d) Intelsat Bermuda would have had approximately $13.8 billion principal amount of total indebtedness on a consolidated basis, approximately $2.6 billion of which would have been secured debt, (e) Intelsat, Ltd. would have had approximately $15.1 billion principal amount of total indebtedness on a consolidated basis, approximately $2.6 billion of which would have been secured debt, and (f) Intelsat Corporation would have had approximately $3.4 billion principal amount of total indebtedness on a consolidated basis, approximately $2.2 billion of which would have been secured debt. In addition, as of December 31, 2007, on a pro forma basis, Intelsat Sub Holdco and Intelsat Corporation, the direct borrowers under their respective senior secured credit facilities, had $235.0 million (net of standby letters of credit) and $172.9 million (net of standby letters of credit and after giving effect to the borrowing incurred in connection with the Intelsat Corporation Refinancing), respectively, of availability under their senior secured credit facilities, all of which would be obligations of Intelsat Sub Holdco, Intelsat Corporation or their respective guarantors. The aggregate availability under the two revolving credit facilities is subject to compliance by Intelsat, Ltd. with a secured debt covenant, and such aggregate availability was limited to $301.3 million as of December 31, 2007.

As of December 31, 2007, on a pro forma basis after giving effect to the New Sponsors Acquisition Transactions, excluding Intelsat, Ltd. acting as a guarantor or co-obligor with respect to debt of its subsidiaries but including the redemption of its 5 1/4% Senior Notes due 2008, Intelsat, Ltd. had approximately $1.3 billion principal amount of indebtedness outstanding, none of which was guaranteed by Intelsat Bermuda or any of its subsidiaries. The indentures and credit agreements governing a substantial portion of the outstanding debt of Intelsat Bermuda and its subsidiaries permit those companies to make payments to Intelsat, Ltd. necessary to make cash interest payments on such indebtedness, so long as no default or event of default shall have occurred and be continuing or would occur as a consequence thereof.

In connection with the consummation of the New Sponsors Acquisition Transactions, we have become a significantly more highly leveraged company.

As part of the New Sponsors Acquisition Transactions, Intelsat Bermuda (as successor by assignment from Serafina) has incurred new debt, in the aggregate principal amount of approximately $5.0 billion, $1.3 billion of which was used to refinance existing debt in connection with the New Sponsors Acquisition. For further details, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Significant Transactions.

Our substantial indebtedness could have important consequences. For example, it could:

•

make it more difficult for us to satisfy obligations with respect to indebtedness, including our notes, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the indentures governing our notes and the agreements governing such other indebtedness;

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

Any of the factors listed above could materially and adversely affect our business and our results of operations. Furthermore, our interest expense could increase if interest rates rise because the entire amount of debt under our senior secured credit facilities bears interest at floating rates. If we do not have sufficient cash flow to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

We may be able to incur significant additional indebtedness in the future. Although the agreements governing our indebtedness contain restrictions on the incurrence of certain additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. If we incur new indebtedness, the related risks, including those described above, could intensify.

The terms of Intelsat Sub Holdco’s and Intelsat Corporation’s senior secured credit facilities, the Intelsat Bermuda Unsecured Credit Agreement, Intelsat Bermuda’s Bridge Loan Credit Agreements, the indentures governing our existing notes and the terms of our other indebtedness may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The credit agreements governing Intelsat Sub Holdco’s and Intelsat Corporation’s senior secured credit facilities, the Intelsat Bermuda Unsecured Credit Agreement, Intelsat Bermuda’s Bridge Loan Credit Agreements (as defined herein), the indentures governing our existing notes and our other outstanding indebtedness contain and any future indebtedness of ours would likely contain, a number of restrictive covenants imposing significant operating and financial restrictions on Intelsat Sub Holdco, Intermediate Holdco, Intelsat Bermuda, Intelsat Jackson, Intelsat, Ltd. and some or all of their subsidiaries, as well as on Intelsat Holding Corporation and Intelsat Corporation and certain of their subsidiaries, including restrictions that may limit Intelsat Sub Holdco’s, Intermediate Holdco’s, Intelsat Bermuda’s, Intelsat Jackson’s, Intelsat, Ltd.’s, Intelsat Holding Corporation’s, Intelsat Corporation’s or their respective subsidiaries’ ability to engage in acts that may be in our long-term best interests. The senior secured credit facilities of Intelsat Sub Holdco and Intelsat Corporation include a financial covenant that requires the applicable borrower not to exceed a maximum senior secured leverage ratio. In addition, the senior secured credit facilities require the applicable borrower to use a portion of the proceeds of certain asset sales, in excess of a specified amount, that are not reinvested in its business to repay indebtedness under such facilities.

The credit agreements governing the senior secured credit facilities, the Intelsat Bermuda Unsecured Credit Agreement, Intelsat Bermuda’s Bridge Loan Credit Agreements and the indentures governing our existing notes and our other outstanding indebtedness include or will include covenants restricting, among other things, the ability of Intelsat Sub Holdco, Intelsat Jackson, Intelsat Bermuda, Intermediate Holdco and Intelsat Corporation, or their respective subsidiaries, to:

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

The operating and financial restrictions and covenants in our existing debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. A breach of any of the restrictive covenants in the Intelsat Sub Holdco senior secured credit facilities or the Intelsat Corporation secured credit facilities could result in a default under the applicable senior secured credit facilities. If any such default occurs, the lenders under the applicable credit facilities may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, enforce their security interest or require us to apply all available cash to repay these borrowings. If this occurred under our senior secured credit facilities, this would result in an event of default under our existing notes, the Intelsat Bermuda Unsecured Credit Agreement and Intelsat Bermuda’s Bridge Loan Credit Agreements. The lenders under the senior secured credit facilities will also have the right in these circumstances to terminate any commitments they have to fund further borrowings. If Intelsat Sub Holdco or Intelsat Corporation were unable to repay outstanding borrowings when due, the lenders under the applicable senior secured credit facilities would have the right to proceed against the collateral granted to them to secure the debt owed to them. If the debt under one or both of these senior secured credit facilities were to be accelerated, our assets might not be sufficient to repay such debt in full or to repay the notes and our other debt.

Our business is capital intensive, and we may not be able to raise adequate capital to finance our business strategies, or we may be able to do so only on terms that significantly restrict our ability to operate our business.

Implementation of our business strategy requires a substantial outlay of capital. As we pursue our business strategies and seek to respond to opportunities and trends in our industry, our actual capital expenditures may differ from our expected capital expenditures and there can be no assurance that we will be able to satisfy our capital requirements in the future. We currently expect that the majority of our liquidity requirements in 2008 will be satisfied by cash on hand, cash generated from our operations and borrowings under our revolving credit facilities. However, if we determine we need to obtain additional funds through external financing and are unable to do so, we may be prevented from fully implementing our business strategy.

The availability and cost to us of external financing depend on a number of factors, including our credit rating and financial performance and general market conditions. Both our credit rating, which was downgraded by Moody’s Investor Services Inc. in June 2006 and again in January 2008 and by Standard & Poor’s Ratings Group, or S&P, in June 2006 and again in June 2007 and February 2008, and our ability to obtain financing generally, may be influenced by the supply and demand characteristics of the telecommunications sector in general and of the FSS sector in particular. Declines in our expected future revenue under contracts with customers and challenging business conditions faced by our customers are among the other factors that may adversely affect our credit. Other factors that could impact our credit rating include the amount of debt in our current capital structure, activities associated with our strategic initiatives, our expected future cash flows and the capital expenditures required to execute our business strategy. The overall impact on our financial condition of any transaction that we pursue may be negative or may be negatively perceived by the financial markets and ratings agencies and may result in adverse rating agency actions with respect to our credit rating. A credit rating downgrade or deterioration in our financial performance could limit our ability to obtain financing or could result in any such financing being available only at greater cost or on more restrictive terms than might otherwise be available.

Our indentures and the agreements related to Intelsat Sub Holdco’s and Intelsat Corporation’s senior secured credit facilities, the Intelsat Bermuda Unsecured Credit Agreement and Intelsat Bermuda’s Bridge Loan Credit Agreements impose restrictions on us that may limit our flexibility in conducting our business and implementing our strategies. For example, Intelsat Sub Holdco’s and Intelsat Corporation’s senior secured credit facilities contain financial and operating covenants that, among other things, require the applicable borrower not to exceed a maximum senior secured leverage ratio and limit their ability to pledge their assets as security for additional borrowings. These restrictions will likely make it more difficult for us to obtain further external financing if we require it and could significantly restrict our ability to operate our business.

We may become subject to unanticipated tax liabilities that may have a material adverse effect on our results of operations.

Intelsat, Ltd., Intelsat Jackson, Intelsat Bermuda and certain of their subsidiaries are Bermuda-based companies, and we believe that a significant portion of the income derived from our communications network will not be subject to tax in Bermuda, which currently has no corporate income tax, or in other countries in which we conduct activities or in which our customers are located, including the United States and the United Kingdom. However, this belief is based on the anticipated nature and conduct of our business, which may change. It is also based on our current position under the tax laws of the countries in which we have assets or conduct activities. This position is subject to review and possible challenge by taxing authorities and to possible changes in law that may have a retroactive effect. For example, Intelsat, Ltd. and its non-U.S. subsidiaries intend to conduct their operations (and believe they have conducted their operations to date) so that Intelsat, Ltd. and its non-U.S. subsidiaries will not be (and have not been) engaged in a trade or business within the United States, will not earn (and have not earned) income effectively connected with such a business that would be subject to U.S. federal income tax and will not be subject (and have not been subject) to significant U.S. withholding tax. However, the U.S. Internal Revenue Service may conclude that Intelsat, Ltd. and/or its non-U.S. subsidiaries have engaged in a trade or business within the United States and/or have been subject to significant U.S. withholding tax. Such a determination could result in a substantial unanticipated tax liability for us.

In December 2006, the U.S. Department of the Treasury finalized regulations with respect to the source of international and other types of communications income. The regulations as adopted may, under certain circumstances, subject us to U.S. withholding tax on a significant portion of our income, possibly even if we are not found to have engaged in a trade or business within the United States or to have had an office or other fixed place of business in the United States.

We conduct business with customers and counterparties in multiple countries and jurisdictions. Our overall tax burden is affected by tax legislation in these jurisdictions and the terms of income tax treaties between these countries and the countries in which our subsidiaries are qualified residents for treaty purposes as in effect from time to time. Tax legislation in these countries and jurisdictions may be amended and treaties are regularly renegotiated by the contracting countries and, in each case, may change. If tax legislation or treaties were to change, we could become subject to additional taxes that could have a material adverse effect on our financial condition or results of operations.

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

We provide communications services in approximately 200 countries and territories. Accordingly, we may be subject to greater risks than other satellite operators as a result of the international nature of our business operations. We could be harmed financially and operationally by tariffs, taxes and other trade barriers that may be imposed on our services, or by political and economic instability in the countries in which we provide service. If we ever need to pursue legal remedies against our customers or our business partners located outside of Bermuda, the United States or the United Kingdom, it may be difficult for us to enforce our rights against them.

Almost all of our customers are required to pay for our services in U.S. dollars. Fluctuations in the value of non-U.S. currencies may make payment in U.S. dollars more expensive for our non-U.S. customers. In addition, our non-U.S. customers may have difficulty obtaining U.S. currency and/or remitting payment due to currency exchange controls.

Our New Sponsors control us and may have conflicts of interest with us in the future.

Following completion of the New Sponsors Acquisition Transactions on February 4, 2008, Intelsat Holdings is controlled by affiliates of the New Sponsors and the funds advised by or associated with the New Sponsors. The New Sponsors, together with certain members of our senior management team and other designated employees, beneficially own substantially all of the equity interests in Intelsat Global, which is the direct parent of Intelsat Global Subsidiary, which is the direct parent of Intelsat Holdings, which is the direct parent of Intelsat, Ltd. and the indirect parent of Intelsat Bermuda. The New Sponsors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of shareholders. For example, the New Sponsors could cause us to make acquisitions that increase the amount of our indebtedness. Additionally, the New Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The New Sponsors may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the New Sponsors continue to own a significant amount of the equity of Intelsat Global, they will continue to be able to strongly influence or effectively control our decisions.

We may not be able to complete strategic transactions, which may prevent us from implementing strategies to grow our business.

We intend to continue to evaluate and pursue strategic transactions that can, among other things, broaden our customer base, provide enhanced geographic presence and provide complementary technical and commercial capabilities. Successful completion of any strategic transaction we identify depends on a number of factors that are not entirely within our control, including our ability to negotiate acceptable terms, conclude satisfactory agreements and obtain all necessary regulatory approvals. In addition, we may need to finance any strategic transaction that we identify, and may not be able to obtain the necessary financing on satisfactory terms and within the timeframe that would permit a transaction to proceed. We may also fail to discover liabilities of a business or operating or other problems prior to completing a transaction. We could experience adverse accounting and financial consequences, such as the need to make large provisions against the acquired assets or to write down the acquired assets. We might also experience a dilutive effect on our earnings. In addition, depending on how any such transaction is structured, there may be an adverse impact on our capital structure. We may incur significant costs arising from our efforts to engage in strategic transactions, and such costs may exceed the returns that we realize from a given transaction. Moreover, these expenditures may not result in the successful completion of a transaction.

We could be prevented from, or significantly delayed in, achieving our strategic goals if we are unable to complete strategic transactions or to integrate acquired businesses successfully into our business. Any strategic transactions that we do complete may not promote our business strategy, may negatively affect the value of our business or may adversely affect our prospects for long-term growth.

Compliance with the Sarbanes-Oxley Act is likely to increase our operating expenses. If we fail to comply with the Sarbanes-Oxley Act, our business could be materially adversely affected.

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, have required, and will require, changes to some of our corporate governance practices. These changes include developing financial and disclosure processes that satisfy Section 404 of the Sarbanes-Oxley Act. We expect that these rules and regulations will increase our legal and financial compliance costs and will make some activities more difficult, time consuming and costly. We also expect that these rules and regulations could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and to attract and retain qualified executive officers. If we are unable to comply with the Sarbanes-Oxley Act and related rules and regulations, our business could be materially adversely affected. See Item 9A(T)—Controls and Procedures.

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

•	problems with the control systems of the satellites, including:

•	failure of the primary and/or backup spacecraft control processor, or SCP; and

•	failure of the XIPS used on certain Boeing satellites, which is an electronic propulsion system that maintains the spacecraft’s proper in-orbit position; and/or

•	general failures resulting from operating satellites in the harsh space environment.

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

Any single anomaly or series of anomalies could materially and adversely affect our operations, our revenues, our relationship with our current customers and our ability to attract new customers for our satellite services. In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly and the availability of on-satellite backups. Anomalies and our estimate of their future effect may also cause a reduction of the expected service life of a satellite and contracted backlog. Anomalies may also cause a reduction of the revenue generated by that satellite or the recognition of an impairment loss. Finally, the occurrence of anomalies may adversely affect our ability to insure our satellites at commercially reasonable premiums, if at all. While some anomalies are covered by insurance policies, others are not or may not be covered. See—Risk Factors Relating to Our Business—Our financial condition could be materially and adversely affected if we were to suffer a satellite loss that is not adequately covered by insurance.

We have experienced some technical problems with our current satellite fleet. Many of these problems have been component failures and anomalies, such as anomalies in the north electrical distribution system of the Galaxy 27 satellite in November 2004, and in our IS-804 satellite in January 2005 and our IS-802 satellite in September 2006, as described elsewhere in this Annual Report.

Our Galaxy 27 satellite experienced a sudden anomaly in its north electrical distribution system that resulted in the loss of control of the satellite and the interruption of customer services on the satellite. We participated in a failure review board with the manufacturer, SS/L, to investigate the cause of the Galaxy 27 satellite anomaly. The board identified the likely root cause of the anomaly as a design flaw that is affected by a number of parameters and in some extreme cases can result in an electrical system anomaly. This design flaw exists on three of our satellites, Galaxy 27, Galaxy 26 and IS-8.

Our IS-804 satellite experienced a sudden and unexpected electrical power system anomaly that resulted in the total loss of the satellite. We established and participated in a failure review board with the manufacturer, LM, to investigate the cause of the IS-804 anomaly. The IS-804 satellite was a LM 7000 series satellite, and we operate three other satellites in the LM 7000 series, the IS-801, IS-802 and IS-805 satellites. As discussed below, IS-802 also experienced an anomaly in September 2006. The failure review board released its report on IS-804 in November 2005. We believe, based on the failure review board’s analysis, that the IS-804 satellite failure is not likely to have been caused by an IS-804 specific workmanship or hardware element, but is most likely caused by a high current event in the battery circuitry triggered by an electrostatic discharge that propagated to cause the sudden failure of the high voltage power system.

Our IS-802 satellite experienced a reduction of electrical power capability that resulted in a degraded capability of the satellite. Eleven transponders on IS-802 were subsequently reactivated and are operating normally. We restored service for substantially all IS-802 customers on both IS-802 and other satellites of our fleet. We also established an ARB with LM, the manufacturer of IS-802, to investigate the cause of the anomaly. Based on the ARB’s report, we believe that the IS-802 anomaly is most likely to have been caused by an electrical short internal to the solar array harness located on the south solar array boom.

We may also experience additional anomalies relating to the failure of the SCP in certain of our Boeing model 601, or BSS 601, satellites (not including our BSS 601 HP satellites), various anomalies associated with XIPS in our BSS 601 HP satellites or a progressive degradation of the solar arrays in certain of our Boeing model 702, or BSS 702, satellites.

Three of the BSS 601 satellites that we operated in the past, as well as BSS 601 satellites operated by others, have experienced a failure of the primary and backup SCPs. On January 15, 2006, our Galaxy 3R satellite, operating in an inclined orbit at 74°WL, experienced an anomaly of its back-up SCP and was taken out of service. This satellite had a zero net book value as of December 31, 2007 and this event did not have a material impact on our operations or financial results. One of the BSS 601 satellites that we currently operate has experienced a failure of the primary SCP.

Certain of the BSS 601 HP satellites have experienced various problems associated with their XIPS. We currently operate six satellites of this type, two of which have experienced failures of both XIPS. We may in the future experience similar problems associated with XIPS or other propulsion systems on our satellites. In 2004, based on a review of available data, we reduced our estimate of the service life of one of our BSS 601 HP satellites, IS-9, and as a result, we accelerated depreciation expense related to this satellite.

Two of the three BSS 702 satellites that we operate, as well as BSS 702s of a similar design operated by others, have experienced a progressive degradation of their solar arrays causing a reduction in output power. Along with the manufacturer, we continually monitor the problem to determine its cause and its expected effect. The power reduction may require us to permanently turn off certain transponders on the affected satellites to allow for the continued operation of other transponders, which could result in a loss of revenues, or may result in a reduction of the satellite’s service life. In 2004, based on a review of available data, we reduced our estimate of the service lives of both satellites due to the continued degradation.

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

Since 1975, we and the entities we have acquired have launched 98 satellites. Eight of these satellites were destroyed as a result of launch failures. In addition, certain launch vehicles that we have used or are scheduled to use have experienced launch failures in the past. Launch failure rates vary according to the launch vehicle used.

New or proposed satellites are subject to construction and launch delays, the occurrence of which can materially and adversely affect our operations.

The construction and launch of satellites are subject to certain delays. Such delays can result from the delays in the construction of satellites and launch vehicles, the periodic unavailability of reliable launch opportunities, possible delays in obtaining regulatory approvals and launch failures. We have in the past experienced delays in satellite construction and launch which have adversely affected our operations. Future delays may have the same effect. A significant delay in the future delivery of any satellite may also adversely affect our marketing plan for the satellite. If satellite construction schedules are not met, a launch opportunity may not be available at the time a satellite is ready to be launched. Further, any significant delay in the commencement of service of any of our satellites could enable customers who pre-purchased or agreed to utilize transponder capacity on the satellite to terminate their contracts and could affect our plans to replace an in-orbit satellite prior to the end of its service life. The failure to implement our satellite deployment plan on schedule could have a material adverse effect on our financial condition and results of operations. Delays in the launch of a satellite intended to replace an existing satellite that results in the existing satellite reaching its end of life before being replaced could result in loss of business to the extent an in-orbit backup is not available.

We have plans to launch two satellites during 2008 that will replace satellites currently in service. These satellites are scheduled to be launched on Sea Launch vehicles. In January 2007, Sea Launch experienced a launch failure in a satellite launch by SES New Skies. As a result, there have been delays in all launches by Sea Launch. Sea Launch returned to service in January 2008; however, we cannot predict whether we will experience further delays or additional costs in connection with our planned launches. Any delay in the launch of either of these satellites would cause commencement of service to occur later than the end of the life of the satellite it is replacing, which could result in a loss of revenue and contracted backlog.

Risk Factors Relating to Regulation

We are subject to regulatory and licensing requirements in each of the countries in which we provide services, and our business is sensitive to regulatory changes in those countries.

The telecommunications industry is highly regulated, and in connection with providing satellite capacity, ground network uplinks, downlinks and other value-added services to our customers, we need to maintain regulatory approvals, and from time to time obtain new regulatory approvals, from various countries. Obtaining and maintaining these approvals can involve significant time and expense. If we cannot obtain or are delayed in obtaining the required regulatory approvals, we may not be able to provide these services to our customers or expand into new services. In addition, the laws and regulations to which we are subject could change at any time, thus making it more difficult for us to obtain new regulatory approvals or causing our existing approvals to be revoked or adversely modified. Because the regulatory schemes vary by country, we may also be subject to regulations of which we are not presently aware and could be subject to sanctions by a foreign government that could materially and adversely affect our operations in that country. If we cannot comply with the laws and regulations that apply to us, we could lose our revenue from services provided to the countries and territories covered by these laws and regulations and be subject to criminal or civil sanctions.

If we do not maintain regulatory authorizations for our existing satellites and associated ground facilities or obtain authorizations for our future satellites and associated ground facilities, we may not be able to operate our existing satellites or expand our operations.

Our operation of existing satellites is authorized and regulated by the FCC, the U.K. Office of Communications, referred to as Ofcom, the telecommunications licensing authority in Papua New Guinea, known as PANGTEL, the telecommunications ministry of Japan, and the regulatory agency of Germany, known as BNetzA. If we do not maintain authorizations for our existing satellites, we would not be able to operate the satellites covered by those authorizations, unless we obtained authorization from another licensing jurisdiction. Some of our authorizations provide waivers of technical regulations. If we do not maintain these waivers, we would be subject to operational restrictions or interference that would affect our use of existing satellites. Loss of a satellite authorization could cause us to lose the revenue from services provided by that satellite at a particular orbital location to the extent these services cannot be provided by satellites at other orbital locations.

Our launch and operation of planned satellites require additional regulatory authorizations from the FCC or a non-U.S. licensing jurisdiction, some of which we have already obtained. If we do not obtain any required authorizations in the future, we would not be able to operate our planned satellites. If we obtain a required authorization but we do not meet milestones regarding the construction, launch and operation of a satellite by deadlines that may be established in the authorization, we could lose our authorization to operate a satellite using certain frequencies in an orbital location. Any authorizations we obtain may also impose operational restrictions or permit interference that could affect our use of planned satellites.

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

We are required to record frequencies and orbital locations used by our satellites at the ITU and to coordinate the use of these frequencies and orbital locations in order to avoid interference to or from other satellites. The results of coordination may adversely affect our use of satellites at particular orbital locations. If we are unable to coordinate our satellites by specified deadlines, we may not be able to use a satellite at a given orbital location for our proposed service or coverage area. The use of our satellites may also be temporarily or permanently adversely affected if the operation of adjacent satellite networks does not conform to coordination agreements in a way that the acceptable interference levels are exceeded (e.g., due to operational errors associated with the transmissions to adjacent satellite networks).

Our failure to maintain or obtain authorizations under the U.S. export control and trade sanctions laws and regulations could have a material adverse effect on our business.

The export of satellites and technical information related to satellites, earth station equipment and provision of services to certain countries are subject to State Department, Commerce Department and Treasury Department regulations. If we do not maintain our existing authorizations or obtain necessary future authorizations under the export control laws and regulations of the United States, we may be unable to export technical information or equipment to non-U.S. persons and companies, including to our own non-U.S. employees, as required to fulfill existing contracts. If we do not maintain our existing authorizations or obtain necessary future authorizations under the trade sanctions laws and regulations of the United States, we may not be able to provide satellite capacity and related administrative services to certain countries subject to U.S. sanctions. In addition, because we conduct management activities from Bermuda, our U.S. suppliers must comply with U.S. export control laws and regulations in connection with their export of satellites and related equipment and technical information to us. Our ability to acquire new satellites, launch new satellites or operate our satellites could also be negatively affected if our suppliers do not obtain required U.S. export authorizations.

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

We own the two facilities in which most of our operations and employees are located in Washington, D.C. and Ellenwood, Georgia. We own the Washington, D.C. building where our administrative headquarters and primary satellite operations center are located. The land that underlies this building is leased from the U.S. government pursuant to a lease that expires in 2081. The building has approximately 917,000 gross square feet, of which approximately 546,500 square feet is used for office space and satellite operations facilities. See Item 1—Business—Our Network—Network Operations and Current Ground Facilities for descriptions of these facilities. The building also houses the majority of our sales and marketing support staff and other administrative personnel. We also lease approximately 25,785 square feet in Bethesda, Maryland where the employees of our IGen subsidiary are located.

We also own a facility in Ellenwood, Georgia in which our primary customer service center is located. The facility has approximately 129,000 square feet of office space and operations facilities, which are based in two buildings and multiple antenna shelters on the property. See Item 1—Business—Our Network—Network Operations and Current Ground Facilities for descriptions of these facilities.

Our backup satellite operations center is located at a facility which we own in Long Beach, California, which includes approximately 68,875 square feet for administrative and operational facilities. Our current plan is to lease a significant portion of this facility to third parties.

We use a worldwide ground network to operate our satellite fleet and to manage the communications services that we provide to our customers. This network is comprised of 39 owned and leased earth station and teleport facilities around the world, including 17 earth stations that perform TT&C services.

The six TT&C earth stations in our ground network which we own are located in Ellenwood, Georgia, Fillmore, Napa and Riverside, California, Paumalu, Hawaii and Fuchsstadt, Germany. We lease facilities at 11 other locations for TT&C services. We also contract with the owners of some of these TT&C stations for the provision of additional services. Other earth stations in our ground network include earth stations in locations such as Argentina, Australia, Bahrain, India, Italy, South Korea, Russia, South Africa, French Polynesia, Taiwan, Uruguay and the United Arab Emirates. Our network also consists of the leased communications links that connect the earth stations to our satellite operations center located at our Washington, D.C. building and to our back-up operations facility.

In addition to providing TT&C services for the operation of our satellite fleet, we own and lease facilities in order to provide teleport services to our customers. We own seven teleports in Riverside, Napa and Fillmore, California, Ellenwood, Georgia, Paumalu, Hawaii, Hagerstown, Maryland and Fuchsstadt, Germany. We lease teleport facilities at a number of other U.S. and international locations, including Castle Rock, Colorado, Australia, the United Arab Emirates, Italy, China, South Korea and Kuwait.

We have established points of presence connected by leased fiber at key traffic exchange points around the world, including Los Angeles, New York, Hong Kong and London. We lease our facilities at these traffic exchange points. We have also established video points of presence connected by leased fiber at key video exchange points around the world, including Los Angeles, Denver, New York, Washington, D.C. and London. We lease our facilities at these video exchange points. We use our teleports and points of presence in combination with our satellite network to provide our customers with managed services and video services.

We own an approximately 40,000 square foot facility in Hagerstown, Maryland. In addition, we lease approximately 19,000 square feet of office space and 9,300 square feet of storage space at this location, which also includes a back-up facility and data center that we use as back-up for our satellite and other business operations.

We lease office space in Hamilton, Bermuda, London, England, and Wilton, Connecticut. Our Bermuda office was established in 2001 and serves as the headquarters for Intelsat Global, Intelsat Global Subsidiary, Intelsat Holdings, Intelsat, Ltd., Intelsat Bermuda, Intelsat Jackson, Intermediate Holdco and Intelsat Sub Holdco. Our London office houses the employees of Intelsat Global Sales, our sales and marketing subsidiary, and functions as our global sales headquarters. The Wilton, Connecticut office formerly housed the administrative functions of the prior PanAmSat business. This facility is under a lease set to expire in 2011, and we subleased this space to third parties in mid-2007, when we discontinued our operations at this facility under our integration plans. We also lease office space in New York, Florida, Australia, Brazil, China, France, Germany, India, Japan, Mexico, Singapore, South Africa and the United Arab Emirates for our local sales and marketing support offices.

Item 3.	Legal Proceedings

A settlement has been reached and a consent decree issued in a class action against Intelsat and Intelsat Global Service Corporation, referred to as IGSC, filed in 2004 in the U.S. District Court for the District of Columbia by certain named plaintiffs who are Intelsat retirees, spouses of retirees or surviving spouses of deceased retirees. The case arose out of a resolution adopted by the governing body of the IGO regarding medical benefits for retirees and their dependents. The plaintiffs allege that Intelsat wrongfully modified health plan terms to deny coverage to surviving spouses and dependents of deceased retirees, thereby breaching the fiduciary duty obligations of the U.S. Employee Retirement Income Security Act of 1974, as amended, referred to as ERISA, and the “contract” represented by the IGO resolution. Intelsat took the position that the IGO resolution does not create obligations that are enforceable against Intelsat or IGSC.

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

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable.

Item 6.	Selected Financial Data

The following selected historical consolidated financial data should be read in conjunction with, and is qualified by reference to, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and their notes included elsewhere in this Annual Report. The consolidated statement of operations data and consolidated cash flow data for the period January 1, 2005 to January 31, 2005 (predecessor entity), the period February 1, 2005 to December 31, 2005 (successor entity), and for the years ended December 31, 2006 and 2007, and the consolidated balance sheet data as of December 31, 2006 and 2007 have been derived from consolidated financial statements audited by KPMG LLP, an independent registered public accounting firm, included elsewhere in this Annual Report. The consolidated statement of operations data and consolidated cash flow data for the years ended December 31, 2003 and 2004 and the consolidated balance sheet data as of December 31, 2003, 2004 and 2005 have been derived from consolidated financial statements that are not included in this Annual Report.

As a result of the consummation of the 2005 Acquisition Transactions, the financial results for the year ended December 31, 2005 have been separately presented for the “Predecessor Entity” for the period January 1, 2005 through January 31, 2005 and for the “Successor Entity” for the period February 1, 2005 through December 31, 2005. Although the effective date of the 2005 Acquisition Transactions was January 28, 2005, due to the immateriality of the results of operations for the period between January 28, 2005 and January 31, 2005, we have accounted for the consummation of the 2005 Acquisition Transactions as if they had occurred on January 31, 2005.

	Predecessor Entity			Successor Entity
	Year Ended December 31,		January 1, to January 31, 2005	February 1, to December 31, 2005	Year Ended December 31,
	2003	2004			2006	2007
	(in thousands)
Consolidated Statement of Operations Data
Revenue	$946,118	$1,043,906	$97,917	$1,073,566	$1,662,666	$2,183,079
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	132,172	178,253	26,939	215,590	274,280	323,557
Selling, general and administrative	129,456	152,111	55,491	142,824	198,189	238,490
Depreciation and amortization	400,485	457,372	39,184	534,329	701,517	784,120
IS-10-01 termination costs	(3,000)	—	—	—	—	—
Impairment of asset value	—	84,380	69,227	—	48,974	—
Restructuring costs	(837)	6,640	263	—	26,452	9,258
Loss on undesignated interest rate swap	—	—	—	—	11,731	11,699

Total operating expenses	658,276	878,756	191,104	892,743	1,261,143	1,367,124

Operating income (loss) from continuing operations	287,842	165,150	(93,187)	180,823	401,523	815,955
Interest expense, net	97,030	138,869	12,024	365,418	724,141	992,750
Other income (expense), net	18,556	(2,384)	(115)	(8,191)	(27,246)	(137)

Income (loss) from continuing operations before income taxes	209,368	23,897	(105,326)	(192,786)	(349,864)	(176,932)
Provision for income taxes	26,129	18,647	4,400	22,772	18,850	14,957

Income (loss) from continuing operations	183,239	5,250	(109,726)	(215,558)	(368,714)	(191,889)
Loss from discontinued operations, net of tax and minority interest	(2,120)	(43,929)	—	—	—	—

Net income (loss)	$181,119	$(38,679)	$(109,726)	$(215,558)	$(368,714)	$(191,889)

Consolidated Cash Flow Data
Net cash provided by operating activities	$601,209	$659,117	$11,384	$493,628	$448,556	$557,021
Net cash provided by (used in) investing activities.	(966,525)	(654,444)	37,608	(112,795)	(3,304,607)	(540,988)
Net cash provided by (used in) financing activities	955,820	(415,829)	(475)	(216,398)	3,079,761	(173,602)
Other Data
Capital expenditures	$202,781	$288,589	$953	$132,554	$152,086	$543,612

	Predecessor Entity		Successor Entity
	As of December 31,		As of December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$576,793	$141,320	$360,070	$583,656	$426,569
Satellites and other property and equipment, net	3,262,870	3,637,357	3,237,341	4,729,135	4,586,348
Total assets	5,097,304	4,794,256	5,294,444	12,401,408	12,053,332
Total debt	2,354,348	1,948,135	4,801,113	11,279,615	11,265,404
Shareholder’s equity (deficit)	2,344,400	2,305,821	(206,265)	(541,341)	(722,384)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our historical consolidated financial statements covers periods before the New Sponsors Acquisition Transactions, and before and after consummation of the PanAmSat Acquisition Transactions, the 2005 Acquisition Transactions and the 2005 Transfer Transactions (as defined below). This discussion should be read together with Item 6—Selected Financial Data and our consolidated financial statements and their notes included elsewhere in this Annual Report. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and, unless otherwise indicated, the other financial information contained in this Annual Report has also been prepared in accordance with U.S. GAAP. See “Forward-Looking Statements” and Item 1A—Risk Factors for a discussion of factors that could cause our future financial condition and results of operations to be different from those discussed below. Certain monetary amounts, percentages and other figures included in this Annual Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them. Unless otherwise indicated, all references to “dollars” and “$” in this Annual Report are to, and all monetary amounts in this Annual Report are presented in, U.S. dollars.

Overview

We are a leading provider of fixed satellite services worldwide. We provide service on a global fleet of 53 satellites and seven owned teleports and terrestrial facilities. We supply video, data and voice connectivity in approximately 200 countries and territories for over 1,800 customers, with many of which we have had relationships for over 30 years. We have one of the largest, most flexible and one of the most reliable satellite fleets in the world, which covers over 99% of the world’s population. Our satellite fleet is operated via ground facilities used to monitor and control our satellites and is complemented by a terrestrial network of teleports, points of presence and leased fiber links for the provision of our hybrid managed services. We have undertaken a number of strategic initiatives to expand our business regionally and by customer applications, including the acquisition of satellites serving North America and most recently the PanAmSat Acquisition Transactions which included the acquisition of a satellite service provider to the government sector.

Impact of Significant Transactions

The New Sponsors Acquisition Transactions

On February 4, 2008, pursuant to the BC Share Purchase Agreement, Serafina acquired 100% of the equity ownership of Intelsat Holdings. The aggregate cash purchase price for all of the equity securities of Intelsat Holdings was approximately $5.0 billion. The former shareholders of Intelsat Holdings (other than management), consisting of the Former Sponsors, sold 100% of their equity interests in Intelsat Holdings. Upon closing, management contributed to Serafina Holdings the portion of their equity interests in Intelsat Holdings not purchased for cash by Serafina for equity interests in Serafina Holdings (which was renamed Intelsat Global, Ltd. on February 8, 2008).

On February 4, 2008, in order to finance in part the New Sponsors Acquisition, Serafina borrowed $4.96 billion in aggregate principal amount of term loans under a $2.81 billion senior unsecured bridge loan credit agreement, or the Senior Bridge Loan Credit Agreement, and a $2.15 billion senior unsecured PIK election bridge loan credit agreement, or the PIK Election Bridge Loan Credit Agreement, and together with the Senior Bridge Loan Credit Agreement, referred to collectively as the Bridge Loan Credit Agreements.

On February 4, 2008, promptly after the consummation of the New Sponsors Acquisition, Intelsat Bermuda transferred certain of its assets (including all of its direct and indirect ownership interests in Intermediate Holdco and Intelsat Corporation) and certain of its liabilities and obligations (including its 9 1/4% Senior Notes due 2016, 11 1/4% Senior Notes due 2016, Floating Rate Senior Notes due 2013, Floating Rate Senior Notes due 2015 and

its senior unsecured credit facility) to a newly formed direct wholly-owned subsidiary, Intelsat Jackson, pursuant to an assignment and assumption agreement. Following that transfer, referred to as the Intelsat Bermuda Transfer, Intelsat Jackson became the owner of substantially all of Intelsat Bermuda’s existing assets and the obligor with respect to substantially all of Intelsat Bermuda’s existing liabilities and obligations.

On February 4, 2008, immediately after the consummation of the Intelsat Bermuda Transfer, Serafina assigned certain of its assets and liabilities to Intelsat Bermuda, referred to as the Serafina Assignment, including Serafina’s rights and obligations under the Bridge Loan Credit Agreements and a commitment letter it had entered into with certain banks relating to the financing of the New Sponsors Acquisition, referred to as the Financing Commitment Letter. As a result, Intelsat Bermuda is now the obligor under the Bridge Loan Credit Agreements. The terms of the Bridge Loan Credit Agreements are described below under—Liquidity and Capital Resources—Intelsat Bermuda Bridge Loan Credit Agreements.

In connection with the New Sponsors Acquisition, both Intelsat Sub Holdco and Intelsat Corporation also entered into amendments to their existing senior secured credit facilities, which became effective on February 4, 2008. Intelsat Corporation also borrowed $150.0 million under a new term loan under its senior secured credit facilities. These amendments and the new term loan are described below under—Liquidity and Capital Resources—Subsequent Refinancing and Amendments.

In connection with the New Sponsors Acquisition, on February 7, 2008, Intelsat Jackson redeemed pursuant to their terms all $260.0 million of its outstanding Floating Rate Senior Notes due 2013 and all $600.0 million of its outstanding Floating Rate Senior Notes due 2015, and on March 6, 2008, Intelsat, Ltd. redeemed pursuant to their terms all $400.0 million of its outstanding 5 1/4% Senior Notes due 2008. We refer to the New Sponsors Acquisition and all of the transactions described above collectively as the New Sponsors Acquisition Transactions.

The consummation of the New Sponsors Acquisition resulted in a change of control under the indentures governing certain of our outstanding series of notes, giving the holders of those notes the right to require the issuer to repurchase those notes at 101% of their principal amount, plus accrued interest to the date of repurchase. Additionally, the consummation of the New Sponsors Acquisition resulted in a change of control under the Intelsat Bermuda Unsecured Credit Agreement, giving the holders of the term loans outstanding thereunder the right to require the repayment of the term loans at 101% of their principal amount, plus accrued interest to the date of repayment. On March 5, 2008, Intelsat Sub Holdco offered to purchase for cash any and all of its outstanding 8 1/4% Senior Notes due 2013 and 8 5/8% Senior Notes due 2015 and our indirect wholly-owned subsidiary, Intelsat Corporation, offered to purchase for cash any and all of its outstanding 9% Senior Notes due 2014 and 9% Senior Notes due 2016, in each case at a purchase price of 101% of the principal amount of such notes plus accrued interest to the date of repurchase. The issuers of certain of our remaining notes and Intelsat Jackson, as borrower under the Intelsat Bermuda Unsecured Credit Agreement, may be required to commence tender offers to repurchase such notes and an offer to repay such loans, as applicable, at various dates after consummation of the New Sponsors Acquisition. These tender offers and the offer to repay are each referred to as a Change of Control Offer and collectively as the Change of Control Offers. We may engage in open market purchases of any notes or loans that may be subject to a Change of Control Offer before or after the expiration or consummation of any applicable Change of Control Offer.

Pursuant to the terms of the Financing Commitment Letter referred to above, as amended, which was assigned to Intelsat Bermuda by Serafina in the Serafina Assignment, the financial institutions party thereto committed to extend credit to Intelsat Bermuda and its subsidiaries to finance all of the Change of Control Offers.

As part of the New Sponsors Acquisition Transactions, Intelsat Bermuda incurred substantial additional indebtedness. We are a highly leveraged company, and in connection with the completion of the New Sponsors Acquisition Transactions we have become a significantly more highly leveraged company, which will result in a significant increase in our interest expense in future periods.

The New Sponsors Acquisition will be accounted for under the purchase method of accounting. As a result, we expect the purchase price and related costs to be allocated to the assets acquired and liabilities assumed at the time of the acquisition based on management’s best estimates of their fair value. In accordance with Topic 5J of the codified SEC Staff Accounting Bulletins, the purchase price paid to acquire Intelsat Holdings and related purchase accounting adjustments will be “pushed down” and recorded in our consolidated financial statements and will result in a new basis of accounting for the “successor” period beginning after the consummation of the New Sponsors Acquisition. Going forward, we expect our depreciation and amortization expense to increase, primarily due to the fair value adjustments increasing the carrying value of our satellites and other property and equipment and amortizable intangible assets. We also expect our interest expense to increase significantly due to the interest on our additional indebtedness and interest accrued from the amortization of the net discount applied to the face value of our outstanding long-term debt due to the estimated fair value of our existing long-term debt being less than its book value.

In addition, all outstanding restricted performance shares under the Intelsat Holdings 2005 Share Incentive Plan, or the 2005 Share Plan, vested upon consummation of the New Sponsors Acquisition. Vesting in share-based compensation arrangements, or SCAs, issued under the 2005 Share Plan doubled to the extent the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price. Vested restricted shares (including time and performance vesting shares) were purchased at approximately $400 per share. In connection with the vesting and modification of these awards, we will record compensation expense of approximately $196.4 million during the first quarter of 2008. We also incurred significant transaction related expenses in connection with the consummation of the New Sponsors Acquisition Transactions, primarily related to advisory fees and amendments of existing debt, which will be recorded in the first quarter of 2008. We expect to incur additional transaction-related expenses in connection with the Change of Control Offers.

The 2007 Refinancings

On January 12, 2007, Intelsat Bermuda issued $600.0 million in Floating Rate Senior Notes due 2015, referred to as the Refinancing Notes. The net proceeds of this offering, together with cash on hand, were used to repay Intelsat Bermuda’s then outstanding $600.0 million Senior Unsecured Bridge Loan, and to pay related fees and expenses. On January 19, 2007, Intelsat Sub Holdco amended the New Sub Holdco Credit Agreement to reduce the Term Loan B facility interest rate from a range of LIBOR plus 2.00% to LIBOR plus 2.25% to a range of LIBOR plus 1.75% to LIBOR plus 2.00%. Also on January 19, 2007, Intelsat Corporation further amended its Amended and Restated Credit Agreement to reduce the Term Loan A-3 interest rate and Term Loan B-2 interest rate from a range of LIBOR plus 2.125% to LIBOR plus 2.875% to a range of LIBOR plus 1.75% to LIBOR plus 2.00%. In addition, on February 2, 2007, Intelsat Bermuda borrowed a $1.0 billion term loan due 2014 pursuant to the Intelsat Bermuda Unsecured Credit Agreement, which was assumed by Intelsat Jackson as part of the Intelsat Bermuda Transfer. The proceeds of the borrowing thereunder were contributed to Intermediate Holdco, and Intermediate Holdco contributed the proceeds to Intelsat Sub Holdco, which used the proceeds, together with cash on hand, to redeem its outstanding $1.0 billion Floating Rate Senior Notes due 2012 and pay the related premium, fees and expenses. The issuance of the Refinancing Notes, the amendments to Intelsat Sub Holdco’s and Intelsat Corporation’s credit agreements, the borrowing under the Intelsat Bermuda Unsecured Credit Agreement and the related repayment of Intelsat Bermuda’s Senior Unsecured Bridge Loan and redemption of Intelsat Sub Holdco’s $1.0 billion Floating Rate Senior Notes due 2012 are referred to collectively as the 2007 Refinancings.

The PanAmSat Acquisition Transactions

On July 3, 2006, Intelsat Bermuda completed the acquisition of PanAmSat Holdco pursuant to a merger agreement entered into on August 28, 2005. In accordance with the merger agreement, Intelsat Bermuda acquired PanAmSat Holdco for $25.00 per common share in cash, or approximately $3.2 billion, plus a pro rata share of undeclared regular quarterly dividends. Each share of common stock of PanAmSat Holdco was converted into the right to receive $25.00, plus approximately $0.00927 as the pro rata share of undeclared regular quarterly dividends. As part of this transaction, approximately $3.2 billion in existing debt of PanAmSat Holdco and its subsidiaries was either refinanced or remained outstanding. We refer to the acquisition of PanAmSat and related financings and other transactions described below as the PanAmSat Acquisition Transactions.

In connection with, and in order to effect, the transactions contemplated by the August 28, 2005 merger agreement and the related financing, the following transactions occurred:

•	Intelsat Bermuda created a new direct wholly-owned subsidiary, Intermediate Holdco;

•	Intelsat Bermuda transferred substantially all its assets (other than cash, certain prepaid expenses and the capital stock of Merger Sub) and liabilities to Intermediate Holdco; and

•

Merger Sub merged with PanAmSat Holdco, with PanAmSat Holdco continuing as the surviving corporation and a direct wholly-owned subsidiary of Intelsat Bermuda. Upon completion of the merger transaction, PanAmSat Holdco’s equity holders ceased to hold shares or other equity interests in PanAmSat Holdco.

In addition, on July 3, 2006, we incurred substantial debt to finance this acquisition, including $260.0 million principal amount of Floating Rate Senior Notes due 2013, $1.33 billion principal amount of 11 1/4% Senior Notes due 2016 and $750.0 million principal amount of 9 1/4% Senior Notes due 2016, issued by Intelsat Bermuda, referred to collectively as the Intelsat Bermuda Senior Notes; $575.0 million in aggregate principal amount of 9% Senior Notes due 2016 issued by Intelsat Corporation, referred to as the Intelsat Corporation 2016 Senior Notes; and a borrowing by Intelsat Bermuda under a new $600.0 million senior unsecured credit facility, referred to as the Senior Unsecured Bridge Loan. In connection with the PanAmSat Acquisition Transactions, Intelsat Sub Holdco also terminated its prior senior secured credit facilities and entered into new senior secured credit facilities under a credit agreement referred to as the New Sub Holdco Credit Agreement, and Intelsat Corporation amended and restated its existing senior secured credit facilities, under a credit agreement referred to as the Intelsat Corporation Amended and Restated Credit Agreement, to change certain of the terms thereunder.

Although the effective date of the PanAmSat Acquisition Transactions was July 3, 2006, due to the immateriality of the results of operations for the period between July 1, 2006 and July 3, 2006, we accounted for the PanAmSat Acquisition Transactions as if they had occurred on July 1, 2006. An allocation of the purchase price and related costs of the PanAmSat Acquisition Transactions was performed using information then available and was based on estimates of fair values of assets acquired and liabilities assumed in connection with the PanAmSat Acquisition Transactions. Determining fair values required us to make significant estimates and assumptions. In order to develop estimates of fair values, we considered the following generally accepted valuation approaches: the cost approach, income approach and market approach. Our estimates included assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends.

In connection with the PanAmSat Acquisition Transactions, we identified various cost-savings initiatives that were implemented in connection with the integration process following the closing of the PanAmSat Acquisition Transactions. These initiatives included workforce reductions and related salaries and benefits savings, insurance cost savings, operating expense reductions due to consolidation of facilities, and cost savings expected to result from the implementation of improved operating processes and conforming policies in both companies to achieve best practices.

We believe we are on track with regard to our integration plan and our planned operating cost savings. Total headcount at the time of the acquisition of PanAmSat was approximately 1,370, and at December 31, 2007 our headcount was 1,074, reflecting reductions in line with our original plan. Because of our more favorable market position since closing the acquisition of PanAmSat in July 2006, we have been able to capture new business opportunities and generate additional revenue growth. In certain areas we have increased headcount to address these opportunities and to pursue new strategies that were not identified prior to the acquisition of PanAmSat.

We believe that as of December 31, 2007 we had incurred most of the one-time expenditures necessary to achieve the expected cost savings resulting from the acquisition of PanAmSat, although some costs will continue to be incurred through 2008. We expect that our total expenditures to achieve the cost savings will be significantly below our original estimate of approximately $180 million, which included $40 to $45 million in capital expenditures.

Following consummation of the PanAmSat Acquisition Transactions, IGen, a wholly-owned indirect subsidiary of Intelsat Sub Holdco, acquired G2 Satellite Solutions Corporation, a subsidiary of PanAmSat Corporation that conducted the government services business of PanAmSat Corporation, for cash consideration of $73.0 million by means of a merger in which G2 Satellite Solutions Corporation merged into IGen with IGen continuing as the surviving entity, referred to as the Government Business Merger.

Following the completion of the PanAmSat Acquisition Transactions, substantially all of the employees of IGSC, an indirect subsidiary of Intelsat Bermuda, were transferred to Intelsat Corporation on July 3, 2006 pursuant to an employee transfer agreement. In addition, substantially all of the direct and indirect subsidiaries of Intelsat Holdings entered into a master intercompany services agreement pursuant to which these entities provide services to each other. In each case, services are provided on terms that are not materially less favorable to each party than are available on an arm’s length basis and on terms that the relevant boards of directors have determined to be fair.

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

In addition, Intelsat Bermuda created a new direct wholly-owned subsidiary organized in Gibraltar which owns all of the equity of a subsidiary organized in Luxembourg which owns all of the equity of a subsidiary organized in Poland, referred to as Intelsat Poland, which has registered a branch in Luxembourg, referred to as the Intelsat Poland, Luxembourg Branch. Following the consummation of the PanAmSat Acquisition Transactions, Intelsat Bermuda effected the contribution of the Intelsat Bermuda Loan to the Intelsat Poland, Luxembourg Branch. On October 30, 2006, Intelsat Bermuda executed a series of transactions which resulted in the shares of PanAmSat Holdco, which were previously held by Intelsat Bermuda, being held by the Intelsat Poland, Luxembourg Branch.

The 2005 Acquisition Transactions

On January 28, 2005, Intelsat Holdings acquired Intelsat, Ltd., as part of a series of transactions referred to as the 2005 Acquisition Transactions, for total cash consideration of approximately $3.2 billion, with pre-acquisition debt of approximately $1.9 billion remaining outstanding. In connection with the 2005 Acquisition Transactions, on January 28, 2005, Intelsat Bermuda issued $1.0 billion of floating rate senior notes due 2012, $875.0 million of 8 1/4% senior notes due 2013 and $675.0 million of 8 5/8% senior notes due 2015, referred to collectively as the 2005 acquisition finance notes. The $1.0 billion of floating rate senior notes were redeemed on February 2, 2007 as described above in—The 2007 Refinancings. Intelsat Bermuda also established a new $300.0 million revolving credit facility and a new $350.0 million term loan facility, referred to together as the prior senior secured credit facilities, on January 28, 2005. These prior senior secured credit facilities were subsequently terminated and repaid in full on July 3, 2006 as part of the PanAmSat Acquisition Transactions as noted above.

Following the 2005 Acquisition Transactions, Intelsat, Ltd. formed a new wholly-owned subsidiary, Zeus Special Subsidiary Limited, referred to as Finance Co., and Intelsat Bermuda formed a new wholly-owned subsidiary, Intelsat Sub Holdco. On February 11, 2005, Finance Co. issued $478.7 million aggregate principal amount at maturity of 9 1/4% Senior Discount Notes due 2015, referred to as the discount notes, with Intelsat, Ltd. as co-obligor, which yielded approximately $305.3 million of proceeds at issuance.

Following the issuance of the discount notes, on March 3, 2005, Intelsat Bermuda transferred substantially all of its assets to Intelsat Sub Holdco and Intelsat Sub Holdco assumed substantially all of the then-existing liabilities of Intelsat Bermuda, including the 2005 acquisition finance notes. Intelsat Bermuda also became a guarantor of the prior senior secured credit facilities and the 2005 acquisition finance notes. Finance Co. amalgamated with Intelsat Bermuda, and Intelsat Bermuda became an obligor of the discount notes.

The 2005 Acquisition Transactions were accounted for under the purchase method of accounting. In accordance with applicable accounting guidelines, the purchase price paid by Intelsat Holdings to acquire Intelsat, Ltd. and related purchase accounting adjustments were “pushed down” and recorded in Intelsat, Ltd. and its subsidiaries’ financial statements and resulted in a new basis of accounting for the “successor” period beginning after the 2005 Acquisition Transactions were completed. Due to the immateriality of the results of operations for the period between January 28, 2005 and January 31, 2005, we accounted for the consummation of the 2005 Acquisition Transactions as if they had occurred on January 31, 2005.

As a result, the purchase price and related costs were allocated to the estimated fair values of the assets acquired and liabilities assumed at the time of the acquisition based on management’s best estimates and assumptions. More specifically, our assets and liabilities were adjusted to fair value as of the closing date of the 2005 Acquisition Transactions. Determining fair values required us to make significant estimates and assumptions. In order to develop estimates of fair values, we considered the following generally accepted valuation approaches: the cost approach, income approach and market approach. Our estimates included assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends. As a result of these adjustments, our depreciation and amortization expense increased significantly, primarily due to recording of our amortizable intangible assets at fair value. Also, our interest expense increased due to interest on the 2005 acquisition finance notes, interest accrued with respect to the discount notes and interest accrued from the amortization of the net discount applied to the face value of Intelsat, Ltd.’s outstanding long-term debt. This discount resulted from the fair value of this long-term debt being less than the debt’s historical carrying amount.

As part of the 2005 Acquisition Transactions, Intelsat Bermuda incurred substantial debt, which was subsequently assumed by Intelsat Sub Holdco, including debt under the prior senior secured credit facilities and the 2005 acquisition finance notes, which resulted in a significant increase in our interest expense. In addition, Intelsat, Ltd. and Intelsat Sub Holdco had significant additional indebtedness from the issuance of the discount notes on February 11, 2005, which further increased our interest expense. Payments required to service all of this indebtedness substantially increased our liquidity requirements in 2005 and 2006 as compared to prior years, and will do so in future years. For more information regarding our debt structure, see—Liquidity and Capital Resources.

Revenue

Revenue Overview

We earn revenue primarily by providing services over satellite transponder capacity to our customers. Communications satellites, including the satellites in our fleet, have components referred to as transponders that receive communications signals from the ground, convert signal frequency, amplify and then retransmit signals back to earth. The number of transponders on a satellite can be used as a measure of the communications capacity of that satellite.

Our customers generally obtain satellite capacity from us by placing an order pursuant to one of several master customer service agreements. The master customer agreements and related service orders under which we sell services specify, among other things, the amount of satellite capacity to be provided, whether service will be preemptible or non-preemptible and the service term. The service term can vary from occasional use service measured in minutes to full-time service periods ranging from one day to as long as 15 years. These agreements offer different service types, including transponder services, managed services, channel, and mobile satellite services or MSS. The following table describes our primary service types:

Service Type	Description
Transponder Services	• Commitments by customers to receive service via, or to utilize capacity on particular designated transponders according to specified technical and commercial terms

Managed Services

•     Hybrid services which combine satellite capacity, teleport facilities, satellite communications hardware and fiber optic cable and other ground facilities to provide managed and monitored broadband, Internet, video and private network services to customers typically marketed under the GlobalConnex or GXS service names

Channel

•     Commitments by customers to purchase an overall amount or level of service, without committing to particular designated transponders for specified terms within the commitment period. Services are offered “off the shelf,” so technical terms are not specially tailored to a given customer. Channel is not considered a core service offering due to changing market requirements and the proliferation of fiber alternatives for point-to-point customer applications

Mobile Satellite Services	• Hand-held and mobile equipment and voice, data and video services via resale of mobile satellite services as supplied by multiple vendors.

In addition, we earn revenue for a number of satellite-related consulting and technical services that are related to the lifecycle of satellite operations and related infrastructure, from satellite and launch vehicle procurement through TT&C services and related equipment sales.

According to transmission plans and traffic information supplied by our customers, we believe that our satellite capacity is used by our customers for various applications. We believe that the range of services for which our capacity is used contributes to the relatively high level of stability of our business. See Item 1—Business—Our Customer Sectors for descriptions of these principal customers and services.

We operate our business on a global basis, with almost every populated region of the world contributing to our revenue. The diversity of our revenue allows us to benefit from changing market conditions and lowers our risk from revenue fluctuations in our service applications and geographic regions.

Trends Impacting Our Revenue

Our revenue at any given time is partially dependent on the supply of communications capacity available in a geographic region, including capacity from other satellite providers and from competing technologies such as fiber optic cable networks, as well as the level of demand for that capacity. In recent years we have generated new revenue on our global system from growth in demand for transponder services for use in video applications such as HDTV services and DTH television services, wireless network extensions, satellite-based private data networks and government services. In addition, new revenue has been generated from growth in demand for managed services for applications such as Internet backbone access and corporate broadband networks. There are a number of other factors affecting our revenue, including trends relating to the applications for which our capacity is used and the service types we offer, as well as pricing trends. Our satellite-related services revenue will be affected by the timing, number and type of consulting arrangements under contract. The margins for these services vary depending upon the amount of third-party services or hardware included, and will typically be substantially lower than for our satellite transponder services. We expect our consulting and technical services revenue associated with satellite and launch vehicle construction program management will become a larger percentage of our revenue in the future as we expand these service offerings.

Customer Applications

Our transponder services, managed services, channel, and MSS are used by our customers for three primary customer applications: media applications, network service applications and government applications. In addition, we generate other revenue by selling satellite-related consulting services which support the life cycle of satellite operations, including the design, launch, and monitor and control phases.

Revenue from services used for video applications, primarily transponder services and managed services for occasional video services, referred to as OVS, has increased in the last two years, primarily due to the impact of the PanAmSat Acquisition Transactions. Excluding the impact of the PanAmSat Acquisition Transactions, services used for video applications have been relatively flat over the last twelve months. This trend is due to flat demand for capacity in North America as certain customers accommodate capacity requirements for new channels by converting their higher bandwidth analog programming to more efficient digital programming. We expect the impact of this trend to diminish by early 2009 as the number of transponders in our network used for analog video services is limited and is declining. Industry trends impacting our services for video applications include increased demand for transponder services by programmers distributing high definition and standard definition programming, international programmers seeking to distribute their programming into other foreign markets, and increased demand for transponder services by DTH television service providers in international markets.

The growth trend in transponder services for network service applications is due to the continued growth of satellite-based private data networks and the use of our satellite capacity to extend the service areas of wireless operators, primarily in developing regions. We believe that managed services, which enjoy strong demand from network service applications such as mobile broadband applications and other Internet related services, will continue to have a positive effect on our revenue over the long term. Our legacy channel services, which are point-to-point in nature and subject to substitution by fiber services, will continue to decline in future periods, although the rate of decline is expected to diminish. See Item 1—Business—Our Business Strategy for a discussion of our strategies with respect to our network service offerings.

Excluding the impact of the Government Business Merger, services used for government service applications have been relatively flat in the last two years. This trend is due to improved demand for our transponder services from the government sector, offset by reduced demand for third-party mobile satellite services, which is resold by our government business. We expect that trends in our government business will be impacted by requirements caused by regional events, which may not have a steady growth trajectory.

Pricing

We believe that the flexibility that we have to help our customers optimize their services and in pricing services in new markets has positively affected our revenue. Although the pricing of our services is fixed for the duration of existing service commitments, we price new and renew existing service commitments competitively to reflect regional demand and other market factors, subject to the contractual restrictions noted in the paragraph below. We believe that this flexibility in pricing our services will positively affect our revenue from certain geographic regions. In 2006 and 2007, we experienced improved pricing trends in many of the regions we serve, as compared to unfavorable pricing trends that impacted our revenue in prior periods. In particular, the price trends improved in North America, Africa, the Middle East and Eastern Europe. Less favorable pricing dynamics existed in Asia and Latin America, generally due to overcapacity, although improved economic conditions are resulting in increased demand in these regions, resulting in some stabilization, particularly in Latin America. However, this could change as other operators launch new capacity into the region.

We are subject to contractual restrictions that constrain our ability to price services according to market rates in some limited circumstances. These contractual restrictions include the LCO protection provisions described in Item 1—Business—Certain Customer Service Agreements. LCO protection provisions apply to approximately 3.0% of our backlog as of December 31, 2007. From the date of our privatization through December 31, 2007, we had not been required to reduce prices for our LCO-protected service commitments.

Operating Expenses

Our ongoing operating expenses include direct costs of revenue; selling, general and administrative expenses; and depreciation and amortization. Direct costs of revenue and selling, general and administrative expenses have increased substantially in recent years, primarily as a result of operations acquired in the PanAmSat Acquisition Transactions. In addition, we have experienced increased expenses for certain direct costs of revenue, marketing and administrative costs to pursue new service offerings, such as our managed services and satellite-related services.

Depreciation and amortization has also increased in recent years. This increase has been due primarily to depreciation expense associated with newly launched satellites, ground facilities associated with providing managed services, and depreciation associated with assets acquired in strategic transactions.

We believe that our combined organizational and operational structure resulting from the consummation of the PanAmSat Acquisition Transactions will support our current plans to expand our business, without incurring substantial additional costs.

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue relate to costs associated with the operation and control of our satellites, our communications network and engineering support and consist principally of salaries and related employment costs, in-orbit insurance, earth station operating costs and facilities costs. Our direct costs of revenue fluctuate based on the number and type of services offered and under development. Our direct costs of revenue have increased as a result of the operations we acquired in the PanAmSat Acquisition Transactions. Additionally, we have continued to purchase capacity from other satellite providers, for instance, in support of customers’ specific technical requirements, related to some of the services provided by our government business, IGen.

These costs have also increased because of increased spending on the development of new services, such as our managed services and satellite-related services. In connection with the development of these services, we acquired or built teleport facilities and leased fiber capacity to connect these teleports with our satellite network and to provide network connectivity to our managed services customers. We incurred additional personnel, maintenance and other infrastructure costs associated with operating these facilities. We have also incurred costs in connection with designing and implementing customized communications services for our managed services customers.

We expect our direct costs of revenue to increase as we add customers, expand our managed services and satellite-related services and increase revenues from MSS and other services to our customers. However, as a result of the PanAmSat Acquisition Transactions, the favorable impact of the improved operating scale resulting from the acquisition is expected to partially offset these increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses relate to costs associated with our sales and marketing staff and our administrative staff, which includes legal, finance and human resources. Staff expenses consist primarily of salaries and related employment costs, travel costs and office occupancy costs. Selling, general and administrative expenses also include building maintenance and rent expenses and the provision for uncollectible accounts. Selling, general and administrative expenses increased following the completion of the PanAmSat Acquisition Transactions. These increases were primarily driven by the staff acquired and added product management capabilities in order to accelerate the introduction of new services and entry into new markets.

Selling, general and administrative expenses also include fees for professional services and fees payable to the Former Sponsors and related parties under monitoring fee agreements that were entered into in connection with the 2005 Acquisition Transactions and the PanAmSat Acquisition Transactions, and in support of other strategic activities, which have been significant in recent periods due to the high level of transaction activity. Selling, general and administrative expenses fluctuate with the number of customers served and the number and types of services offered. These costs also fluctuate with the number of jurisdictions and markets in which we operate, as well as the number of regional offices we operate. However, fluctuations in these expenses are not always directly proportional to changes in these factors, because our systems have been designed to accommodate some level of growth and because we have implemented a fully integrated operating philosophy and structure in order to capture economies of scale as our business grows.

Excluding expenses related to integration activities and other mergers and acquisition related activities, our selling, general and administrative expenses have decreased as a percentage of revenue as a result of the PanAmSat Acquisition Transactions. We expect this trend to continue during 2008 as a result of our additional cost savings initiatives and the realization of cost savings over time from the integration of our and PanAmSat’s general and administrative functions.

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

Capital assets are depreciated or amortized on a straight-line basis over their estimated useful lives. The remaining depreciable lives of our satellites range from two years to 16 years. As a result of the 2005 Acquisition Transactions and the PanAmSat Acquisition Transactions, our depreciation and amortization costs have increased, principally due to depreciation costs we incur on the acquired satellites and the amortization of acquired intangible assets. Additionally, as a result of the New Sponsors Acquisition Transactions, we expect our depreciation and amortization expenses to increase.

Impairment Charges

We recorded a non-cash impairment charge in 2005 of $69.2 million in order to write-off the full carrying value of the IS-804 satellite as a result of the in-orbit failure of the satellite. We recorded a non-cash impairment charge of $49.0 million in the third quarter of 2006 related to the write-down of the IS-802 satellite to its fair value after a partial loss of the satellite. No other impairment charges have been recorded during the last three years.

Backlog

We benefit from strong visibility of our future revenues. Our backlog, which is our expected future revenue under our customer contracts, was approximately $8.2 billion as of December 31, 2007. As of December 31, 2007, the weighted average remaining customer contract life was approximately 4.4 years. We currently expect to deliver services associated with approximately $1.8 billion, or approximately 22%, of our December 31, 2007 backlog during the year ending December 31, 2008. Based on our backlog at December 31, 2007, we expect to recognize at least $132.3 million in channel applications revenue over the next twelve months. The amount included in backlog represents the full service charge for the duration of the contract and does not include termination fees. As of December 31, 2007, 97% of our total backlog related to contracts that either were non-cancellable or had substantial termination fees. Our expected future revenue under contracts with customers as of December 31, 2007 was as follows:

Period	(in millions)
2008	$1,821.7
2009	1,351.3
2010	1,072.3
2011	860.0
2012	671.3
2013 and thereafter	2,446.1

Total	$8,222.7

Our backlog by service type as of December 31, 2007 was as follows (in millions, except percentages):

Service Type	Amount	Percent
Transponder services	$6,917.6	84%
Managed services	343.4	4
Mobile satellite services and other	321.1	4
Channel	640.6	8

Total	$8,222.7	100%

We believe this backlog and the predictable level of non-cash depreciation expense in the FSS sector reduce the volatility of the net cash provided by operating activities more than would be typical for a company outside our industry.

Results of Operations

Years Ended December 31, 2006 and 2007

The following table sets forth our comparative statements of operations for the years ended December 31, 2006 and 2007, with the increase (decrease) and percentage changes, except those deemed not meaningful, or NM, between the periods presented:

	Year Ended December 31,		Increase (Decrease)	Percentage Change
	2006	2007
	(in thousands, except percentages)
Revenue	$1,662,666	$2,183,079	$520,413	31%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	274,280	323,557	49,277	18
Selling, general and administrative	198,189	238,490	40,301	20
Depreciation and amortization	701,517	784,120	82,603	12
Impairment of asset value	48,974	—	(48,974)	(100)
Restructuring costs	26,452	9,258	(17,194)	(65)
Loss on undesignated interest rate swap	11,731	11,699	(32)	(0)

Total operating expenses	1,261,143	1,367,124	105,981	8

Income from operations	401,523	815,955	414,432	103
Interest expense, net	724,141	992,750	268,609	37
Other expense, net	(27,246)	(137)	27,109	(99)

Loss before income taxes	(349,864)	(176,932)	172,932	49
Provision for income taxes	18,850	14,957	(3,893)	(21)

Net loss	$(368,714)	$(191,889)	$176,825	48%

Income from Operations

Our income from operations increased by $414.4 million, or 103%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase was due primarily to the inclusion of a full year of operating results from the acquired operations of PanAmSat, which was acquired by us on July 3, 2006, as compared to only six months of results included in our operations for 2006. Our income from operations was also affected by the following:

•

During 2006, we recorded $49.0 million in non-cash impairment charges due to the anomaly experienced by our IS-802 satellite. There were no similar impairments recorded during the year ended December 31, 2007; and

•

During 2006, we recorded $26.5 million in restructuring costs in connection with the PanAmSat Acquisition Transactions. The restructuring costs related primarily to severance and retention costs (as discussed below). Similar costs recorded in 2007 were $9.3 million.

Revenue

The following table sets forth our comparative revenue by service type for the years ended December 31, 2006 and 2007 with the increase (decrease) and percentage changes between periods presented:

	Year Ended December 31,		Increase (Decrease)	Percentage Change
	2006	2007
	(in thousands, except percentages)
Transponder services	$1,210,589	$1,654,321	$443,732	37%
Managed services	173,377	264,038	90,661	52
Channel	204,140	163,488	(40,652)	(20)
Mobile satellite services and other	74,560	101,232	26,672	36

Total	$1,662,666	$2,183,079	$520,413	31%

Revenue for the year ended December 31, 2007 increased by $520.4 million as compared to the year ended December 31, 2006, primarily due to the inclusion of a full twelve months of revenue during 2007 for the acquired PanAmSat operations, including G2 Satellite Solutions. Excluding the impact of the acquired PanAmSat operations, our revenue increased by $81.7 million primarily due to the following:

•

Transponder services—an increase of $69.4 million due primarily to increased demand, new and renewed services and improved prices in Europe, Africa and North America, excluding one-time contract termination fees received during the year ended December 31, 2006 of $11.8 million, with no similar amounts recorded in 2007.

•

Managed services—an increase of $40.0 million primarily due to growth from network services under international trunking, international private line services and network broadband services; an increase of approximately $10.2 million from higher demand for broadband services by customers of our government business and an increase of $9.2 million due primarily to a reclassification of the revenues generated from certain multiplexed services from transponder services to managed services.

•

Channel services—a decrease of $40.7 million due in part to one-time termination fees received during the year ended December 31, 2006 of $20.6 million and in part to continued declines year over year from the continued migration of point-to-point satellite traffic to fiber optic cables across transoceanic routes and the optimization of customer networks, a trend which we expect will continue.

•	Mobile satellite services and other—an increase of $5.0 million due to increased use of mobile satellite services by customers of our government business.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue increased by $49.3 million, or 18%, to $323.6 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase was primarily due to:

•

an increase of $7.7 million in staff-related expenses, primarily due to an additional six months of expenses related to the acquired operations of PanAmSat, net of lower staffing costs as a result of integration activities;

•

an increase of $6.7 million in office and occupancy costs, including higher expenses associated with the centralization of our customer service center in Georgia and the increased number of teleports related to the acquired operations of PanAmSat;

•

an increase of $14.4 million in earth station expenses due to an additional six months of expenses related to the additional teleports, acquired with PanAmSat, as well as expenses primarily incurred to build-out and improve connectivity between our various teleports and group locations within North America;

•

an increase of $8.0 million in cost of sales primarily due to the purchase of capacity from other satellite providers to support services sold by our government business, including the acquired operations of G2 Satellite Solutions, partially offset by lower sales of customer premise equipment; and

•	an increase of $6.5 million in satellite construction program management costs in connection with our satellite-related services customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $40.3 million, or 20%, to $238.5 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase was primarily due to:

•

an increase of $9.4 million in staff-related expenses, primarily due to an additional six months of expenses related to the acquired operations of PanAmSat, net of lower staffing costs as a result of integration activities;

•

an increase of $9.3 million related to expenses incurred to support our integration activities and other merger and acquisition activities, including expenses incurred relating to the New Sponsors Acquisition Transactions that occurred during the year ended December 31, 2007;

•	an increase of $8.8 million of higher bad debt expense due to non-payment by certain customers and an additional six months of expenses related to the acquired operations of PanAmSat;

•

an increase of $6.2 million primarily related to higher monitoring fees to our Former Sponsors due to the inclusion of a full year of operating results from PanAmSat as compared to only six months included during the year ended December 31, 2006; and

•	other increases related to the acquisition of the PanAmSat operations, including higher real property taxes.

Depreciation and Amortization

Depreciation and amortization expense increased by $82.6 million, or approximately 12%, to $784.1 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006. This increase was primarily due to:

•	an increase of $107.6 million in depreciation expense from the addition of PanAmSat’s satellites to our fleet;

•	an increase of $28.0 million in amortization expense from customer relationships and backlog related to the PanAmSat Acquisition Transactions; and

•	an increase of $7.9 million in depreciation expense resulting from the placement of Galaxy 17 and Intelsat 11 into service during 2007; partially offset by

•	a decrease of $63.3 million due to six satellites becoming fully depreciated in 2006 and 2007.

Interest Expense, Net

Interest expense, net consists of the gross interest expense we incur less the amount of interest we capitalize related to capital assets under construction and less interest income earned during the year. Interest expense, net increased by $268.6 million, or 37%, to $992.8 million for the year ended December 31, 2007 as compared to $724.1 million for the year ended December 31, 2006. The increase in interest expense was principally due to the incurrence or assumption of approximately $6.4 billion of additional indebtedness in the PanAmSat Acquisition Transactions, along with the following:

•	an increase of $28.1 million associated with the write-off of financing costs due to refinancing activity in 2007; and

•

an increase of $10.0 million due to a redemption premium paid in connection with the redemption of Intelsat Sub Holdco’s $1.0 billion Floating Rate Senior Notes due 2012 in connection with the 2007 Refinancings; partially offset by

•	a decrease of $28.2 million due to higher interest capitalized during the year ended December 31, 2007 as a result of an increased number of satellites under construction; and

•	a decrease resulting from a reduction in interest rates related to our variable rate debt instruments and the decrease in interest expense as a result of the 2007 Refinancings.

Non-cash interest expense of $74.9 million primarily consisted of the amortization and accretion of discounts and premiums recorded on existing debt.

Other Expense, Net

Other expense, net was $0.1 million for the year ended December 31, 2007 as compared to $27.2 million for the year ended December 31, 2006. This $27.1 million decrease was primarily related to a decrease of $25.1 million in equity method losses from our investment in the satellite-based broadband services provider,

WildBlue Communications, Inc., or WildBlue, for the year ended December 31, 2006 as compared to the year ended December 31, 2007. During the second quarter of the year ended December 31, 2007, cumulative equity method losses exceeded our original investment and, as a result, no additional losses from WildBlue were recognized.

Provision for Income Taxes

Our provision for income taxes decreased by $3.9 million to $15.0 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The decrease in expense was principally due to lower earnings in our historical subsidiaries subject to U.S. and U.K. tax as compared to the comparable prior year periods. The difference between tax expense reported in our consolidated statements of operations and tax computed at statutory rates was attributable to the provision for foreign taxes, which were principally U.S. and U.K. taxes, as well as withholding taxes on revenue earned in many of our foreign markets. The decrease to tax expense also included the impact of one-time events such as the recognition of additional benefits under the extraterritorial income exclusion regime for the year ended December 31, 2007. See Note 12— Income Taxes to our consolidated financial statements for additional discussion of our provision for income taxes.

Years Ended December 31, 2005 and 2006

As a result of the consummation of the 2005 Acquisition Transactions, the financial results for 2005 have been separately presented for the “Predecessor Entity” for the period January 1, 2005 to January 31, 2005 and for the “Successor Entity” for the period February 1, 2005 to December 31, 2005. As a result of the 2005 Acquisition Transactions, the reported results of operations for the years ended December 31, 2005 and 2006 are not necessarily comparable. The primary differences include higher interest expense resulting from the acquisition financing and higher depreciation and amortization cost principally due to the fair value adjustments to long-lived assets in connection with the 2005 Acquisition Transactions. The historical results are not necessarily indicative of results to be expected for any future period.

For comparative purposes, we combined the periods from January 1, 2005 through December 31, 2005 in our discussion below, as we believe this combination is useful to provide the reader a year-over-year comparison for purposes of understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. This combination of results for the Predecessor Entity and Successor Entity periods facilitates an investor’s understanding of our results of operations for 2005 compared to the year ended December 31, 2006. However, this combination is not a GAAP measure and should not be used in isolation or substituted for the separate Predecessor Entity and Successor Entity results.

	Predecessor Entity	Successor Entity	Combined
	January 1, 2005 to January 31, 2005	February 1, 2005 to December 31, 2005	Year Ended December 31, 2005
	(in thousands)
Revenue	$97,917	$1,073,566	$1,171,483
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	26,939	215,590	242,529
Selling, general and administrative	55,491	142,824	198,315
Depreciation and amortization	39,184	534,329	573,513
Impairment of asset value	69,227	—	69,227
Restructuring costs	263	—	263

Total operating expenses	191,104	892,743	1,083,847

Income (loss) from operations	(93,187)	180,823	87,636
Interest expense, net	12,024	365,418	377,442
Other expense, net	(115)	(8,191)	(8,306)

Loss before income taxes	(105,326)	(192,786)	(298,112)
Provision for income taxes	4,400	22,772	27,172

Net loss	$(109,726)	$(215,558)	$(325,284)

The following table sets forth our comparative statements of operations for the year ended December 31, 2006 and on a combined basis for the year ended December 31, 2005, with the increase (decrease) and percentage changes, except those deemed not meaningful, between the periods presented:

	Year Ended December 31,		Year Ended December 31, 2006 Compared to Combined Year Ended December 31, 2005
	2005 (Combined)	2006	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Revenue	$1,171,483	$1,662,666	$491,183	42%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	242,529	274,280	31,751	13
Selling, general and administrative	198,315	198,189	(126)	(0)
Depreciation and amortization	573,513	701,517	128,004	22
Impairment of asset value	69,227	48,974	(20,253)	(29)
Restructuring costs	263	26,452	26,189	NM
Loss on undesignated interest rate swap	—	11,731	11,731	NM

Total operating expenses	1,083,847	1,261,143	177,296	16

Income from operations	87,636	401,523	313,887	358
Interest expense, net	377,442	724,141	346,699	92
Other expense, net	(8,306)	(27,246)	(18,940)	228

Loss from operations before income taxes	(298,112)	(349,864)	(51,752)	17
Provision for income taxes	27,172	18,850	(8,322)	(31)

Net loss	$(325,284)	$(368,714)	$(43,430)	(13)%

Income from Operations

Income from operations increased $313.9 million to $401.5 million in the year ended December 31, 2006 as compared to the year ended December 31, 2005. The increase was primarily due to the acquisition of PanAmSat and the inclusion of six months of operations in 2006 within our consolidated financial statements. Further increases were due to $20.3 million of lower impairment of asset value recognized in 2006 as compared to 2005, partially offset by higher restructuring costs due to non-recurring costs incurred in connection with our workforce restructuring plan (see Note 13(b) – Restructuring and Transaction Costs – Workforce Restructuring Plan to our consolidated financial statements) and a loss of $11.7 million due to the decrease in the value of the undesignated interest rate swap.

Revenue

The following table sets forth our revenue by service type for the year ended December 31, 2006, the period January 1, 2005 to January 31, 2005, and the period February 1, 2005 to December 31, 2005 with the increase (decrease) and percentage changes between periods presented:

	Predecessor Entity	Successor Entity	Combined		Increase (Decrease)	Percentage Change
	January 1, 2005 to January 31, 2005	February 1, 2005 to December 31, 2005	Year ended December 31, 2005	Year Ended December 31, 2006
	(in thousands, except percentages)
Transponder services	$63,727	$695,658	$759,385	$1,210,589	$451,204	59%
Managed services	7,303	103,583	110,886	173,377	62,491	56
Channel	22,261	200,993	223,254	204,140	(19,114)	(9)
Mobile satellite services and other	4,626	73,332	77,958	74,560	(3,398)	(4)

Total	$97,917	$1,073,566	$1,171,483	$1,662,666	$491,183	42%

Revenue increased $491.2 million, or 42%, to $1.7 billion for the year ended December 31, 2006 from $1.2 billion for the combined year ended December 31, 2005. The increase was primarily due to the impact of the PanAmSat Acquisition Transactions. The operations of the former PanAmSat business contributed $456.9 million to the revenue increase, including $419.7 million of revenue reported by Intelsat Corporation and $37.2 million for the acquired G2 Satellite Solutions Corporation operations. Excluding the impact of the acquired operations of PanAmSat, our revenue increased $34.3 million, which was principally due to:

•

Transponder services—favorable transponder revenue resulted from strong growth in network services due to new customers in Africa and the Middle East and new business from existing North American customers.

•

Managed services—an increase of $62.5 million due to higher GlobalConnex occasional use services as a result of special events in mid 2006 such as World Cup soccer and increases in demand for Internet and international private line and corporate broadband services from new and existing customers in Africa, the Middle East and North America.

•

Channel services—a decrease of $19.1 million due to the continued migration of point-to-point satellite traffic to fiber optic cables across transoceanic routes and the optimization of customer networks.

•	Mobile satellite services and other—a decrease of $3.4 million due to reduced usage of mobile satellite services by customers of our government business.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue increased $31.8 million, or 13%, to $274.3 million for the year ended December 31, 2006 as compared to the combined year ended December 31, 2005. The increase was principally due to the acquired PanAmSat operations, which accounted for approximately $61.1 million, excluding expenses related to G2 Satellite Solutions Corporation. During the second half of 2005, G2 Satellite Solutions Corporation expenses incurred by PanAmSat totaled $17.9 million. G2 Satellite Solutions Corporation has been fully integrated into our existing operations since our acquisition of PanAmSat. Excluding the impact of the acquired PanAmSat operations, direct cost of revenue declined $29.3 million due primarily to:

•	lower third-party capacity costs driven by a decline in mobile satellite services revenue and decreases in transponder service sales to customers of IGen;

•	a decrease of $6.3 million associated with lower insurance costs; and

•	a decrease of $3.0 million in office and occupancy expenses; partially offset by

•	increased staff-related expenses, including severance payments for executives in the first half of 2006 and an increase in annual bonus expense from the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.1 million, or less than 1%, to $198.2 million for the year ended December 31, 2006 as compared to the combined year ended December 31, 2005. Excluding the impact of the acquired PanAmSat operations, which increased expenses by approximately $26.4 million, selling, general and administrative expenses decreased by $26.5 million due primarily to:

•	a decrease of $29.8 million related to professional fees incurred in 2005 in connection with the 2005 Acquisition Transactions; and

•	a decrease of $9.0 million related to accelerated vesting of stock-based compensation; partially offset by

•	an increase of $6.4 million in bad debt expense due to the recovery of previously written-off bad debts in 2005; and

•

increases due to higher license and fees expenses, and the expenses of G2 Satellite Solutions Corporation that have now been fully integrated into our existing operations, along with higher travel and marketing expenses associated with integration activities.

Depreciation and Amortization

Depreciation and amortization increased $128.0 million, or 22%, to $701.5 million for the year ended December 31, 2006 as compared to the combined year ended December 31, 2005. The increase was primarily attributable to depreciation recognized for acquired PanAmSat assets of $145.3 million. Excluding the impact of the acquisition, depreciation would have decreased $17.3 million. The decrease was the result of the impact of the IS-706 and IS-701 satellites becoming fully depreciated in August 2006, partially offset by the impact of the Galaxy 28 satellite, which was placed in service in July 2005.

Interest Expense, Net

We incurred $724.1 million of net interest costs during the year ended December 31, 2006. Net interest expense consists of the gross interest costs we incur less the amount of interest we capitalize related to capital assets under construction and any interest income earned during the year. Interest expense, net increased $346.7 million, or 92%, from $377.4 million for the combined year ended December 31, 2005. The increase in interest expense was principally due to:

•	an increase of $270.7 million due to additional indebtedness of approximately $6.4 billion assumed or issued in connection with the PanAmSat Acquisition Transactions; partially offset by

•	a decrease of $17.7 million due to higher interest capitalized during the year ended December 31, 2006 due to an increased number of satellites under construction; and

•	improved investment returns earned on higher cash investment balances during the year ended December 31, 2006 compared to the year ended December 31, 2005.

The non-cash portion of interest expense of $78.7 million included the amortization and accretion of discounts and premiums recorded on existing debt.

Other Expense, Net

Other expense, net increased by $18.9 million to $27.2 million for the year ended December 31, 2006 as compared to the combined year ended December 31, 2005. The increase was primarily due to an increase in losses from our investment in WildBlue, from $12.3 million during the combined year ended December 31, 2005 to $32.5 million during the year ended December 31, 2006.

Provision for Income Taxes

Our provision for income taxes decreased $8.3 million to $18.9 million for the year ended December 31, 2006 as compared to the combined year ended December 31, 2005. The decrease in expense was principally due to book losses at PanAmSat, partially offset by higher earnings in our historical subsidiaries subject to U.S. and U.K. tax as compared to the prior year. The difference between tax expense reported in our consolidated statements of operations and tax computed at statutory rates was attributable to the provision for foreign taxes, which were principally U.S. and U.K. taxes, as well as withholding taxes on revenue earned in many of our foreign markets.

EBITDA

EBITDA consists of earnings before interest net, taxes and depreciation and amortization. EBITDA is a measure commonly used in the FSS sector, and we present EBITDA to enhance understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, EBITDA is not a measure of financial performance under U.S. GAAP, and our EBITDA may not be comparable to similarly titled measures of other companies. EBITDA should not be considered as an alternative to operating income or net loss, determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity.

A reconciliation of net loss to EBITDA for each of the years in the three-year period ended December 31, 2007 is as follows:

	Combined Year Ended December 31, 2005	Year Ended December 31,
		2006	2007
	(in thousands)
Net loss	$(325,284)	$(368,714)	$(191,889)
Add:
Interest expense, net	377,442	724,141	992,750
Provision for income taxes	27,172	18,850	14,957
Depreciation and amortization	573,513	701,517	784,120

EBITDA	$652,843	$1,075,794	$1,599,938

Liquidity and Capital Resources

Cash Flow Items

	Predecessor Entity	Successor Entity	Combined	Year Ended December 31, 2006	Year Ended December 31, 2007
	January 1 to January 31, 2005	February 1 to December 31, 2005	Year Ended December 31, 2005
Net cash provided by operating activities	$11,384	$493,628	$505,012	$448,556	$557,021
Net cash provided by (used in) investing activities	37,608	(112,795)	(75,187)	(3,304,607)	(540,988)
Net cash provided by (used in) financing activities	(475)	(216,398)	(216,873)	3,079,761	(173,602)
Net change in cash and cash equivalents	48,442	165,388	213,830	223,586	(157,087)

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $557.0 million for the year ended December 31, 2007 reflected an increase of $108.5 million as compared to the year ended December 31, 2006. The increase was principally due to $201.8 million of increased cash mainly from the inclusion of the acquired operations of PanAmSat for the full year in 2007 as compared with only six months of operations included in 2006. The increase was offset in part by a net use of cash of approximately $93.3 million due to the net changes within our operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by $2.8 billion to $541.0 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006. This decrease was primarily due to cash used in connection with the acquisition of PanAmSat during the year ended December 31, 2006, and $391.5 million in higher capital expenditures associated with the satellites under construction during 2007.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $173.6 million for the year ended December 31, 2007 compared to net cash provided by financing activities of $3.1 billion for the year ended December 31, 2006. The decrease was principally related to the cash provided by financing in connection with the PanAmSat Acquisition Transactions in 2006. In addition, $41.0 million of net cash used in connection with the 2007 Refinancings and $55.4 million in mandatory principal payments under our senior secured credit facilities contributed to the decrease. During the year ended December 31, 2007, we also paid $41.3 million to partially repay a loan from a customer that provided funding for capital expenditures, $18.6 million of payments for deferred satellite performance incentives and $6.2 million of payments for capital lease obligations.

Long-Term Debt

We are a highly leveraged company and, in connection with the consummation of the New Sponsors Acquisition Transactions, we have become a significantly more highly leveraged company, which will result in a significant increase in our interest expense in future periods. See Note 10—Long-Term Debt to our consolidated financial statements for a complete discussion of all of our indebtedness at December 31, 2007.

Credit Facilities

Intelsat Bermuda Unsecured Credit Agreement

As part of the 2007 Refinancings, Intelsat Bermuda borrowed a $1.0 billion term loan due 2014 pursuant to the Intelsat Bermuda Unsecured Credit Agreement (which was transferred to Intelsat Jackson in connection with the Intelsat Bermuda Transfer). Borrowings under the Intelsat Bermuda Unsecured Credit Agreement bear interest at either (i) LIBOR plus 250 basis points or (ii) the Above Bank Rate, referred to as ABR, which is the rate for any day equal to the higher of (a) the Federal Funds Rate plus  1/2 of 1.00% or (b) the prime rate in effect on such day, plus 150 basis points.

Intelsat Sub Holdco Senior Secured Credit Facility

In connection with the PanAmSat Acquisition Transactions, Intelsat Sub Holdco entered into a credit agreement, referred to as the Sub Holdco Credit Agreement, on July 3, 2006. The Sub Holdco Credit Agreement provides for a $344.8 million Tranche B Term Loan facility with a seven-year maturity and a $300.0 million revolving credit facility with a six-year maturity. Up to $200.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility is available for swingline loans.

On January 19, 2007, Intelsat Sub Holdco amended its senior secured credit facility to reduce interest rates on the Term Loan B facilities. Interest rates for the term loan portion of the Sub Holdco Credit Agreement range, at the option of Intelsat Sub Holdco, (i) from LIBOR plus 1.75% to LIBOR plus 2.00%, or (ii) ABR plus 0.75% to the ABR plus 1.00%, depending on certain financial measures. Interest rates for the revolving credit facility portion of the Sub Holdco Credit Agreement range, at the option of Intelsat Sub Holdco, (i) from LIBOR plus 2.00% to LIBOR plus 2.25% or (ii) the ABR plus 1.00% to the ABR plus 1.25%, depending on certain financial measures. The ABR and LIBOR, plus the applicable margins, are determined as specified in the Sub Holdco Credit Agreement, as amended.

Intelsat Sub Holdco is required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, at a rate per annum of 0.375%. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. Obligations under the Sub Holdco Credit Agreement are guaranteed by certain of Intelsat Sub Holdco’s subsidiaries, as well as by Intermediate Holdco, and secured by a perfected first priority security interest to the extent legally permissible in substantially all of the tangible and intangible assets of the borrower and guarantors, with certain agreed exceptions.

No amounts were outstanding under the revolving credit facility as of December 31, 2007; however, $15.0 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was $285.0 million at such date. Under the terms of the credit agreements governing both Intelsat Sub Holdco’s senior secured credit facilities and Intelsat Corporation’s senior secured credit facilities, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat, Ltd., under a senior secured debt covenant included in the indenture governing Intelsat, Ltd.’s 5 1/4% Senior Notes due 2008, 7 5/8% Senior Notes due 2012 and the 6 1/2% Senior Notes due 2013. As a result, under certain circumstances, Intelsat Sub Holdco may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Corporation has certain amounts outstanding under its revolving credit facility, and Intelsat Corporation may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving credit facility. Our aggregate availability under the two revolving credit facilities was therefore limited to $301.3 million as of December 31, 2007.

Intelsat Corporation Senior Secured Credit Facility

As of December 31, 2007, Intelsat Corporation had a revolving credit facility and certain term loans outstanding under the Intelsat Corporation Amended and Restated Credit Agreement, which consisted of a $355.9 million Tranche A-3 Term loan with a six-year maturity, a $1.6 billion Tranche B-2 Term Loan facility with a seven and one-half year maturity, and a $250.0 million revolving credit facility with a six-year maturity. Up to $150.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility is available for swingline loans.

On January 19, 2007, Intelsat Corporation amended its senior secured credit facility to reduce the interest rate on the Term Loan facilities. Interest rates for the term loan portion of the Intelsat Corporation Amended and Restated Credit Agreement range from LIBOR plus 1.75% to LIBOR plus 2.00% or the ABR plus 0.75% to the ABR plus 1.00%, depending on certain financial measures. Interest rates for the revolving credit facility portion of the Intelsat Corporation Amended and Restated Credit Agreement range from LIBOR plus 2.125% to LIBOR plus 2.875% or the ABR plus 1.125% to the ABR plus 1.875%, depending on certain financial measures. The ABR and LIBOR, plus the applicable margins, are determined as specified in the Intelsat Corporation Amended and Restated Credit Agreement, as amended through January 19, 2007. Also, in connection with the PanAmSat Acquisition Transactions, Intelsat Corporation entered into an amendment to renew and extend its senior secured credit facility on July 3, 2006.

Intelsat Corporation is required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, at a rate per annum of 0.375%. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. Obligations under the Intelsat Corporation Amended and Restated Credit Agreement continue to be guaranteed by certain of Intelsat Corporation’s subsidiaries and are secured by a perfected first priority security interest to the extent legally permissible in substantially all of the borrower’s and the guarantors’ tangible and intangible assets, with certain agreed exceptions.

No amounts were outstanding under the revolving credit facility as of December 31, 2007; however, $2.1 million in letters of credit were issued and outstanding under the facility. As a result, availability under the revolving credit facility was $247.9 million at December 31, 2007. The aggregate availability under Intelsat

Corporation’s and Intelsat Sub Holdco’s existing revolving credit facilities is subject to compliance by Intelsat, Ltd. with a secured debt covenant, and as a result such aggregate availability was limited to $301.3 million as of December 31, 2007. Any amounts borrowed under the revolving credit facility would bear interest at LIBOR plus 2.125% as of December 31, 2007, although this interest rate is subject to adjustment based on Intelsat Corporation’s total leverage ratio.

Long-Term Debt Changes in 2008

On January 25, 2008, in connection with the New Sponsors Acquisition Transactions, Intelsat Sub Holdco amended its senior secured credit facility. The amendment became effective upon the closing of the New Sponsors Acquisition Transactions and amended and modified the Intelsat Sub Holdco Credit Agreement to, among other things:

(a)	change the applicable margin on ABR loans under the Tranche B Term Loan and revolving credit facility to a rate of 1.50% per annum and on LIBOR loans under the Tranche B Term Loan and revolving credit facility to a rate of 2.50% per annum;

(b)	reduce the size of the revolving credit facility by $50.0 million and add a $50.0 million incremental revolving credit facility provision;

(c)	add language requiring the payment of a prepayment premium for prepayments of the Tranche B Term Loan prior to February 4, 2010;

(d)	make certain changes permitting the New Sponsors Acquisition Transactions;

(e)	add a financial maintenance covenant requiring compliance with a Consolidated Secured Debt to Consolidated EBITDA Ratio of less than or equal to 1.5 to 1.0; and

(f)	appoint Credit Suisse, Cayman Islands Branch as successor administrative agent.

Intelsat Corporation borrowed $150.0 million under its revolving credit facility on January 15, 2008 to repay at maturity its 6 3/8% Senior Secured Notes due 2008. Upon consummation of the New Sponsors Acquisition Transactions, Intelsat Corporation also executed an agreement pursuant to which it incurred an additional $150.0 million in aggregate principal amount of Tranche B-2 Term Loans. Intelsat Corporation used the net proceeds together with cash on hand to repay $150.0 million of borrowings it made under the revolving credit facility portion of its existing senior secured credit facilities.

On January 25, 2008, also in connection with the New Sponsors Acquisition Transactions, Intelsat Corporation amended the Intelsat Corporation Amended and Restated Credit Agreement. The amendment became effective upon the closing of the New Sponsors Acquisition Transactions and amended and modified the Intelsat Corporation Amended and Restated Credit Agreement to, among other things:

(a)	change the applicable margin;

(b)	reduce the size of the revolving facility by $75.0 million and add a $75.0 million incremental revolving credit facility provision;

(c)	split the Tranche B-2 Term Loan into three equal tranches—Tranche B-2-A, Tranche B-2-B, Tranche B-2-3;

(d)	add language requiring the payment of a prepayment premium for prepayments of the term loans prior to February 4, 2011 (with respect to the Tranche B-2-A Term Loans) or February 14, 2010 (with respect to the Tranche B-2-B Term Loans);

(e)	make certain changes permitting the New Sponsors Acquisition Transactions;

(f)	add a financial maintenance covenant requiring compliance with a Consolidated Secured Debt to Consolidated EBITDA Ratio of less than or equal to 4.5 to 1.0; and

(g)	appoint Credit Suisse, Cayman Islands Branch as successor administrative agent.

Intelsat Bermuda Bridge Loan Credit Agreements

On February 4, 2008, in order to partially finance the New Sponsors Acquisition, Serafina borrowed $4.96 billion in aggregate principal amount of term loans under a $2.81 billion Senior Bridge Loan Credit Agreement and a $2.15 billion PIK Election Bridge Loan Credit Agreement. Intelsat Bermuda assumed these Bridge Loan Credit Agreements in the Serafina Assignment. See —Impact of Significant Transactions—The New Sponsors Acquisition Transactions.

Borrowings under the Bridge Loan Credit Agreements are unsecured and not guaranteed by any other entities. If the loans outstanding under the Bridge Loan Credit Agreements are not repaid within one year after the date of borrowing, the loans will be automatically exchanged for interim loans in the same principal amount maturing nine years after the date of borrowing. After one year, loans under the Bridge Loan Credit Agreements are also exchangeable for exchange notes, which would be issued by Intelsat Bermuda pursuant to an indenture between Intelsat Bermuda and an indenture trustee.

Borrowings under the Senior Bridge Loan Credit Agreement bear interest at the LIBOR rate in effect from time to time (determined in accordance with the Senior Bridge Loan Credit Agreement) plus a margin of 4.5% (with such margin to increase by an additional 50 basis points six months from February 4, 2008, and then a further additional 50 basis points for each additional consecutive three-month period thereafter so long as any loans remain outstanding under the Senior Bridge Loan Credit Agreement). In no event will such interest rate exceed 11.25% per annum.

Borrowings under the PIK Election Bridge Loan Credit Agreement bear interest at the LIBOR rate in effect from time to time (determined in accordance with the PIK Election Bridge Loan Credit Agreement) plus a margin of 4.75% (with such margin to increase by an additional 50 basis points six months from February 4, 2008, and then a further additional 50 basis points for each additional consecutive three-month period thereafter so long as any loans remain outstanding under the PIK Election Bridge Loan Credit Agreement). In no event will such cash pay interest rate exceed 11.5% per annum. In addition, for any interest period through February 4, 2013, Intelsat Bermuda may, at its option, elect to pay interest on the loans under the PIK Election Bridge Loan Credit Agreement (a) entirely in cash, (b) entirely in payment-in-kind interest, referred to as PIK Interest, or (c) 50% in cash and 50% as PIK Interest. If so elected by Intelsat Bermuda, the applicable PIK interest rate will be the cash pay interest rate in effect during the interest period plus 100 basis points. In no event will such interest rate exceed 12.5% per annum. Any PIK Interest will be applied to increase the outstanding principal amount of the loans then outstanding under the PIK Election Bridge Loan Credit Agreement.

In February 2008, we elected to pay interest under the PIK Election Bridge Loan Credit Agreement entirely in PIK Interest through May 4, 2008.

Satellite Performance Incentives

Our cost of satellite construction includes an element of deferred consideration to satellite manufacturers referred to as satellite performance incentives. We are contractually obligated to make these payments over the lives of the satellites, provided the satellites continue to operate in accordance with contractual specifications. We capitalize the present value of these payments as part of the cost of the satellites and record a corresponding liability to the satellite manufacturers. This asset is amortized over the useful lives of the satellites and the liability is accreted upwards based on the passage of time and reduced as the payments are made. Our total satellite performance incentive payment liability as of December 31, 2006 and 2007 was $150.8 million and $149.3 million, respectively.

Currency and Exchange Rates

Substantially all of our customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, we are not exposed to material foreign currency exchange risk. However, the service contracts with our Brazilian customers provide for payment in Brazilian reais. Accordingly, we are subject to the risk of a reduction in the value of the Brazilian reais as compared to the U.S. dollar in connection with payments made by Brazilian customers, and our exposure to fluctuations in the exchange rate for Brazilian reais is ongoing. However, the rates payable under our service contracts with Brazilian customers are adjusted annually to account for inflation in Brazil, thereby mitigating the risk. For each of the years ended December 31, 2005, 2006 and 2007, our Brazilian customers represented approximately 2% of our revenue. Transactions in other currencies are converted into U.S. dollars using rates in effect on the dates of the transactions.

We recorded a foreign currency exchange gain of $0.5 million during the year ended December 31, 2007, a loss of $0.1 million during the year ended December 31, 2006 and a gain of $0.9 million during the combined year ended December 31, 2005. The gain or loss in each year was primarily attributable to the conversion of our Brazilian reais cash balances held in Brazil and other working capital account balances to U.S. dollars at the exchange rate in effect on the last day of the applicable year or, with respect to exchange transactions effected during the year, at the time the exchange transactions occurred.

Sub Holdco Adjusted EBITDA and Intelsat Bermuda Adjusted EBITDA

In addition to EBITDA which is calculated as set forth in—Results of Operations, we calculate a measure called Sub Holdco Adjusted EBITDA, based on the term Consolidated EBITDA, as defined in the Sub Holdco Credit Agreement establishing Intelsat Sub Holdco’s senior secured credit facilities. Sub Holdco Adjusted EBITDA consists of EBITDA as adjusted to exclude or include certain unusual items, certain other operating expense items and other adjustments permitted in calculating covenant compliance under the Sub Holdco Credit Agreement as described in the table and related footnotes below. Sub Holdco Adjusted EBITDA as presented below is calculated only with respect to Intelsat Sub Holdco and its subsidiaries. Sub Holdco Adjusted EBITDA is a material component of certain ratios used in the Sub Holdco Credit Agreement, such as the secured debt leverage ratio and the total leverage ratio.

Under the Sub Holdco Credit Agreement, Intelsat Sub Holdco must maintain a pro forma secured net debt leverage ratio not greater than 1.50 to 1.00, at the end of each fiscal quarter, and generally may not incur additional indebtedness (subject to certain exceptions) if the total leverage ratio calculated on a pro forma basis at the time of incurrence would exceed 4.75 to 1.00. In addition, under the investments and dividends covenants contained in the Sub Holdco Credit Agreement, the ability of Intelsat Sub Holdco to make investments and pay dividends is restricted by formulas based on the amount of Sub Holdco Adjusted EBITDA measured from April 1, 2006.

We also calculate a measure called Intelsat Bermuda Adjusted EBITDA, based on the term Adjusted EBITDA, as defined in the indentures governing Intelsat Bermuda’s 9 1/4% Senior Notes due 2016 and 11 1/4% Senior Notes due 2016, collectively referred to as the 2006 Notes. These notes were the obligations of Intelsat Bermuda at December 31, 2007. Intelsat Bermuda Adjusted EBITDA consists of EBITDA as adjusted to exclude or include certain unusual items, certain other operating expense items and other adjustments permitted in calculating covenant compliance under the indentures of Intelsat Bermuda as described in the table and related footnotes below. Intelsat Bermuda Adjusted EBITDA as presented below is calculated only with respect to Intelsat Bermuda and its subsidiaries. Intelsat Bermuda Adjusted EBITDA is a material component of certain ratios used in the indentures governing the 2006 Notes, such as the debt to Intelsat Bermuda Adjusted EBITDA ratio and the secured indebtedness leverage ratio.

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

In connection with the consummation of the New Sponsors Acquisition Transactions on February 4, 2008, certain assets and liabilities of Intelsat Bermuda, including the 2006 Notes, were transferred to Intelsat Jackson pursuant to the Intelsat Bermuda Transfer. As a result of the Intelsat Bermuda Transfer, Intelsat Bermuda Adjusted EBITDA will be referred to as Intelsat Jackson Adjusted EBITDA in our future filings.

We believe that the inclusion of Sub Holdco Adjusted EBITDA and Intelsat Bermuda Adjusted EBITDA in this Annual Report is appropriate to provide additional information to investors about the calculation of certain covenants in the Sub Holdco Credit Agreement and the indentures governing the 2006 Notes as mentioned above. We believe that some investors may use Sub Holdco Adjusted EBITDA and Intelsat Bermuda Adjusted EBITDA to evaluate our liquidity and financial condition. Sub Holdco Adjusted EBITDA and Intelsat Bermuda Adjusted EBITDA are not measures of financial performance under U.S. GAAP, and our Sub Holdco Adjusted EBITDA and Intelsat Bermuda Adjusted EBITDA may not be comparable to similarly titled measures of other companies. You should not consider Sub Holdco Adjusted EBITDA and Intelsat Bermuda Adjusted EBITDA as alternatives to operating income or net loss, determined in accordance with U.S. GAAP, as indicators of our operating performance, or as alternatives to cash flows from operating activities, determined in accordance with U.S. GAAP, as indicators of cash flows, or as measures of liquidity.

Intelsat Bermuda Adjusted EBITDA was $1.3 billion and $1.7 billion for the years ended December 31, 2006 and 2007, respectively. Sub Holdco Adjusted EBITDA was $925.7 million and $982.4 million for the years ended December 31, 2006 and 2007, respectively. A reconciliation of net cash provided by Intelsat, Ltd. operating activities to Intelsat, Ltd. net loss, Intelsat, Ltd. net loss to Intelsat, Ltd. EBITDA, Intelsat, Ltd. EBITDA to Intelsat Bermuda Adjusted EBITDA, and Intelsat Bermuda Adjusted EBITDA to Sub Holdco Adjusted EBITDA for the years ended December 31, 2006 and 2007 is as follows:

	Year Ended December 31,
	2006	2007
	(in thousands)
Reconciliation of net cash provided by operating activities to net loss:
Net cash provided by operating activities	$448,556	$557,021
Depreciation and amortization	(701,517)	(784,120)
Impairment of asset value	(48,974)	—
Provision for doubtful accounts	(3,411)	(12,199)
Foreign currency transaction gain (loss)	(124)	482
Gain (loss) on disposal of assets	481	(262)
Share-based compensation expense	(2,666)	(5,046)
Compensation cost paid by parent	(18,146)	(288)
Deferred income taxes	14,876	37,701
Amortization and write-off of bond discount and issuance costs	(76,905)	(105,011)
Share in losses of affiliates	(32,410)	(6,838)
Loss on undesignated interest rate swap	(16,778)	(21,596)
Loss on prepayment of debt and other non-cash items	—	(13,351)
Changes in operating assets and liabilities, net of effect of acquisition	68,304	161,618

Intelsat, Ltd. net loss	(368,714)	(191,889)

Add:
Interest expense, net (1)	724,141	992,750
Provision for income taxes	18,850	14,957
Depreciation and amortization	701,517	784,120

Intelsat, Ltd. EBITDA	1,075,794	1,599,938

Add (Subtract):
Parent and intercompany expenses, net (2)	16,330	16,481
Compensation and benefits (3)	7,182	4,980
Restructuring costs (4)	26,452	9,258
Acquisition related expenses (5)	17,652	23,871
Equity investment losses (6)	32,410	7,238
Satellite impairment charge	48,974	—
Loss on undesignated interest rate swap (7)	11,731	11,699
Non-recurring and other non-cash items (8)	23,795	19,404
Satellite performance incentives (9)	(6,784)	(14,726)

Intelsat Bermuda Adjusted EBITDA	1,253,536	1,678,143

Add (Subtract):
Intelsat Corp Adjusted EBITDA (10)	(340,498)	(710,660)
Parent and intercompany expenses (11)	6,059	229
Acquisition related expenses (12)	(215)	—
Satellite performance incentives (9)	6,784	14,726

Sub Holdco Adjusted EBITDA	$925,666	$982,438

(1)	Includes a $10.0 million redemption premium paid in connection with the redemption of Intelsat Sub Holdco’s $1.0 billion Floating Rate Senior Notes due 2012 and the write-off of $28.1 million in deferred financing costs in the year ended December 31, 2007.

(2)	Represents expenses incurred at Intelsat, Ltd. for employee salaries and benefits, office operating costs and other expenses incurred at Intelsat, Ltd. or Intelsat Bermuda.
(3)	Reflects the portion of the expenses incurred relating to our equity compensation plans, defined benefit pension plan and other postretirement benefits that are excludable under the definitions of Intelsat Bermuda Adjusted EBITDA and Sub Holdco Adjusted EBITDA.
(4)	Reflects restructuring costs reported in our consolidated statements of operations.
(5)	Reflects expenses incurred in connection with the monitoring fee agreements with our Former Sponsors to provide certain monitoring, advisory and consulting services to Intelsat Bermuda, PanAmSat and their respective subsidiaries.
(6)	Represents losses incurred under the equity method of accounting.
(7)	Represents the changes in the fair value of the undesignated interest rate swap asset which is recognized in operating income.
(8)	Reflects certain non-recurring gains and losses (principally costs incurred in connection with the PanAmSat Acquisition Transactions) and non-cash income related to the recognition of deferred revenue on a straight-line basis of certain prepaid capacity contracts which are excluded from Intelsat Bermuda Adjusted EBITDA and Sub Holdco Adjusted EBITDA by definition.
(9)	Amount represents satellite performance incentive interest expense required to be excluded from interest expense for the calculation of Intelsat Bermuda Adjusted EBITDA as defined under the terms of the Intelsat Bermuda indentures, but permitted to be included as part of interest expense for the calculation of Intelsat Sub Holdco Adjusted EBITDA as defined under the terms of the Sub Holdco Credit Agreement.
(10)	This measure is reported publicly by our subsidiary, Intelsat Corporation, which is not a subsidiary of Intelsat Sub Holdco. We completed our acquisition of PanAmSat on July 3, 2006 and as a result, the year ended December 31, 2006 only includes Intelsat Corporation Adjusted EBITDA after July 3, 2006.
(11)	Reflects expenses of Intelsat Bermuda, PanAmSat and other holding companies not consolidated under Intelsat Sub Holdco.
(12)	Reflects expenses incurred relating to equity compensation and benefit plans and postretirement benefits that are excludable under the definition of Sub Holdco Adjusted EBITDA.

Funding Sources and Uses

We are a highly leveraged company and have incurred significant debt over the last three years, which has resulted in a large increase in our obligations related to debt service, including increased interest expense. In the next twelve months, other than the impact of the New Sponsors Acquisition Transactions including required payments under Change of Control Offers described above, we expect our most significant cash outlays to be for debt service requirements on our outstanding debt and capital expenditures, as described below in—Capital Expenditures. We intend to fund these payment requirements through cash on hand, cash provided by operating activities and borrowings under our senior secured credit facilities.

As of December 31, 2007, we had outstanding letters of credit of $17.1 million and our revolving credit facilities were undrawn. Under terms of the current credit agreements governing both Intelsat Sub Holdco’s and Intelsat Corporation’s senior secured credit facilities, the availability each company’s revolving credit facility at December 31, 2007 was $285.0 million and $247.9 million respectively. In addition, both credit facilities were subject to a limited aggregate availability of $301.3 million at December 31, 2007 (see—Credit Facilities for details).

Capital Expenditures

Our capital expenditures depend on our business strategies and reflect our commercial responses to opportunities and trends in our industry. Our actual capital expenditures may differ from our expected capital expenditures if, among other things, we enter into any currently unplanned strategic transactions. Levels of capital spending from one year to the next are also influenced by the nature of the satellite life cycle and by the capital-intensive nature of the satellite industry. For example, we incur significant capital expenditures during the years in which satellites are under construction. We typically procure a new satellite within a timeframe that would allow the satellite to be deployed at least one year prior to the end of the service life of the satellite to be replaced. As a result, we frequently experience significant variances in our capital expenditures from year to year. Excluding the Intelsat Americas Transaction, the following table compares our satellite-related capital expenditures to total capital expenditures from 2003 through 2007 (the table below does not reflect expenditures of PanAmSat prior to its acquisition in 2006):

Year	Satellite- Related Capital Expenditures	Total Capital Expenditures
	(in thousands)
2003	$87,496	$202,781
2004	213,219	288,589
2005	99,901	133,507
2006	101,335	152,086
2007	474,060	543,612

Total	$976,011	$1,320,575

Payments for satellites and other property and equipment also exclude funds paid for deposits on future satellites and launches that are included as a part of Other Assets and capitalized as construction progresses. We launched three satellites in 2007 and currently plan to launch two satellites in 2008. We have three satellites on order with launches planned in 2009.

We expect our 2008 total capital expenditures to range from approximately $460 million to $500 million. We intend to fund our capital expenditure requirements through cash on hand, cash provided from operating activities and, if necessary, borrowings under the revolving facilities of our senior secured credit facilities.

Off-Balance Sheet Arrangements

On August 1, 2005, Intelsat Corporation formed its second satellite joint investment with JSAT, a leading satellite operator in the Asia-Pacific region, to build and launch a Ku-band satellite to operate at 74.05ºWL. The joint investment is named Horizons-2. The satellite will support digital video, HDTV and IP-based content distribution networks to broadband Internet and satellite news gathering services in the United States. The Horizons-2 satellite entered service in February 2008. The total future joint investment is expected to be approximately $205.4 million, and each of the Company and JSAT will be required to begin funding their 50% share. Our contribution obligation arises from our estimated future obligation to fund amounts due under Horizons-2’s loan agreement with a third-party lender. We have entered into a security and pledge agreement with the lender and pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore we have recorded a liability of $83.0 million within our consolidated financial statements for the remaining obligation as an indirect guarantee in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Indebtedness of Others, or FIN 45. Our portion of the investment is being accounted for using the equity method.

We do not have any other significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations or liquidity.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and capital and certain other commitments as of December 31, 2007 and the expected year of payment.

	Payments due by year
Contractual Obligations (1)	2008	2009	2010	2011	2012	2013 and thereafter	Total
	(in thousands)
Long-term debt obligations
Intelsat, Ltd. and subsidiary notes and credit facilities (excluding Intelsat Corporation)—principal payment (2, 3)	$408,448	$8,447	$8,447	$3,448	$603,448	$6,992,765	$8,025,003
Intelsat, Ltd. and subsidiary notes and credit facilities (excluding Intelsat Corporation)—interest payment (2, 3)	643,284	629,105	651,449	670,259	646,642	1,365,392	4,606,131
Intelsat Corporation notes and credit facilities—principal payment	210,840	87,533	87,533	89,757	76,411	2,893,314	3,445,388
Intelsat Corporation notes and credit facilities—interest payment	242,044	255,566	249,154	242,725	235,746	577,591	1,802,826
Capital lease obligations (including interest)	9,314	3,817	—	—	—	—	13,131
Operating lease obligations	6,573	5,691	5,678	5,762	1,179	145,330	170,213
Purchase obligations (4)	366,257	65,195	24,595	17,181	12,107	40,910	526,245
Other long-term liabilities (including interest) (5)	53,375	44,538	39,567	35,012	33,973	117,031	323,496

Total contractual obligations	$1,940,135	$1,099,892	$1,066,423	$1,064,144	$1,609,506	$12,132,333	$18,912,433

(1)	Obligations related to Intelsat’s pension and postretirement medical benefit obligations are excluded from the table. Refer to Note 5 to our audited consolidated financial statements included elsewhere in this Annual Report.
(2)	Includes impact of the 2007 Refinancings.
(3)	The amounts shown for Intelsat, Ltd. do not reflect Intelsat, Ltd.’s obligations as a co-obligor on the discount notes.
(4)	Includes satellite construction and launch contracts, vendor contracts, and customer commitments.
(5)	Includes satellite performance incentive obligations (and interest thereon) and Horizons contribution obligation.

Impact of New Sponsors Acquisition Transactions

In connection with the consummation of the New Sponsors Acquisition on February 4, 2008, Intelsat Bermuda assumed certain debt obligations entered into by Serafina in order to effect the New Sponsors Acquisition and refinance certain of our existing debt. The assumed debt obligations included a bridge financing comprised of two tranches, a $2.81 billion cash pay senior unsecured bridge loan and a $2.15 billion PIK election bridge loan borrowed pursuant to the Bridge Loan Credit Agreements. We used a portion of the net proceeds of the bridge financing to redeem or repay certain of our existing senior notes, in the aggregate principal amount of $1.26 billion, including Intelsat, Ltd.’s 5 1/4% Senior Notes due 2008 and Intelsat Corp’s 6 3/8% Senior Secured Notes due 2008 that are included within 2008 contractual obligations and classified in long-term debt on the consolidated balance sheet since they have been refinanced. In addition, we entered into amendments to our existing senior secured credit facilities to facilitate the New Sponsors Acquisition. The completion of the New Sponsors Acquisition resulted in a change of control under various indentures and credit agreements governing our and our subsidiaries’ indebtedness that contain change of control provisions. Pursuant to the terms of the Financing Commitment Letter, the financial institutions party thereto committed to extend credit to Intelsat Bermuda and its subsidiaries to finance all of the Change of Control Offers. See —Impact of Significant Transactions—The New Sponsors Acquisition Transactions and—Liquidity and Capital Resources.

Satellite Construction and Launch Obligations

As of December 31, 2007, we had approximately $328.8 million of expenditures remaining under existing satellite construction contracts and satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of December 31, 2007, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

Horizons Contributions Obligation

See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements.

Europe*Star Purchase Price Obligation

On August 31, 2005, Intelsat Corp acquired multiple European orbital slots, as well as a satellite with European, Middle Eastern, African and Asian coverage, from Alcatel, a French communications company, for a purchase price of approximately $60.2 million plus liabilities and costs incurred in relation to the acquisition of approximately $13.7 million, including $9.0 million of contingent performance payments due to Alcatel in addition to the purchase price. Through December 31, 2007, we have paid $62.7 million of this aggregate purchase price, which included transaction costs of $2.5 million. The satellite acquired, formerly known as Europe*Star 1, now renamed IS-12, is capable of providing a broad range of enhanced services to European customers for program distribution, broadcast contribution and enterprise networking. The agreement provides for future performance payment installments plus related interest contingent on the future performance of the satellite.

Operating Leases

We have commitments for operating leases primarily relating to equipment and the former PanAmSat corporate headquarters in Wilton, Connecticut and other locations. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. As of December 31, 2007, minimum annual rentals of all leases, exclusive of potential increases in real estate taxes, operating assessments and future sub-lease income totaled approximately $170.2 million.

Customer and Vendor Contracts

We have contracts with certain of our customers which require us to provide equipment, services and other support during the term of the related contracts with us and we have long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of December 31, 2007, we had commitments under these customer and vendor contracts which totaled approximately $197.4 million related to the provision of equipment, services and other support.

Foreign Withholding Taxes

We have outstanding tax claims related to withholding taxes assessed on revenue derived from broadcasters inside and outside of India who broadcast from or into India. The total amount assessed for all periods from

March 31, 1996 through March 31, 2004 was $73.2 million. We contested the imposition of such taxes. On August 11, 2006, the Income Tax Appellate Tribunal in New Delhi issued a decision which overturned the tax assessment for the 1997/98 assessment year. In 2007, we were informed by The DIRECTV Group that the U.S. and Indian Competent Authorities of their respective tax authorities had reached an agreement (the “Competent Authority Agreement”) with respect to all assessed tax years under the mutual agreement procedures of the U.S./ Indian Double Taxation Treaty. In May 2007, the Indian government issued a tax assessment based on the Competent Authority Agreement. As a result, we reduced our tax reserves by $32.3 million, our tax indemnification receivable from The DIRECTV Group by $23.2 million, our federal tax benefit receivable by $3.8 million and goodwill by $5.3 million during 2007. As part of this settlement, the Indian tax authorities agreed not to appeal the August 11, 2006 decision of the Income Tax Appellate Tribunal in New Delhi. In June 2007, we made a payment of $5.0 million to the Indian tax authorities and received $4.0 million from The DIRECTV Group pursuant to an indemnification agreement.

Other

Boeing Satellite Systems, Inc., formerly Hughes Space and Communications Company, has security interests in certain transponders on our IS-2, IS-3, IS-4 and IS-5 satellites to secure incentive payments owed by us pursuant to satellite construction contracts

Satellite Health and Technology

See Item 1—Business—Satellite Health and Technology for details on anomalies of our satellites.

General Satellite Risk Management

See Item 1—Business—Capacity Sparing and Backup and General Satellite Risk Management for details on our satellite risk management strategy.

Critical Accounting Policies

Our consolidated financial statements are based on the selection of accounting policies and the application of accounting estimates, some of which require management to make significant assumptions. Actual results could differ from those estimates. We believe that some of the more important estimates and related assumptions that affect our financial condition and results of operations are in the areas of revenue recognition, satellites and other property and equipment, business combinations, goodwill and other intangible assets, impairment of long-lived and amortizable intangible assets, and income taxes. There were no accounting policies adopted during 2007 that had a material effect on our financial condition or results of operations.

Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Revenue Recognition. We earn revenue primarily from satellite utilization charges and, to a lesser extent, from providing managed services to our customers. In general, we recognize revenue from satellite utilization in the period during which the services are provided. While the majority of our revenue transactions contain standard business terms and conditions, there are certain transactions that contain non-standard business terms and conditions. Additionally, we may enter into certain sales transactions that involve multiple element arrangements (arrangements with more than one deliverable). As a result, significant contract interpretation is sometimes required to determine the appropriate accounting for these transactions, including:

•	whether an arrangement contains a lease or is otherwise subject to lease accounting literature;

•	whether an arrangement should be reported gross as a principal versus net as an agent;

•	whether we can develop reasonably dependable estimates about the extent of progress towards contract completion, contract revenues and costs;

•	whether we receive a separately identifiable benefit when cash is paid to a vendor and whether we can make a reasonable estimate of the fair value of such benefit;

•	how the arrangement consideration should be allocated among potential multiple elements; and

•	when to recognize revenue related to the deliverables.

We receive payments from some customers in advance of our providing services. Amounts received from customers pursuant to satellite capacity prepayment options are recorded in the consolidated financial statements as deferred revenue. These deferred amounts are recognized as revenue on a straight-line basis over the agreement terms.

In addition, our revenue recognition policy requires an assessment as to whether collection is reasonably assured, which requires us, among other things, to evaluate the creditworthiness of our customers. Changes in judgments in these assumptions and estimates could materially impact the timing and/or amount of revenue recognition.

Allowance for Doubtful Accounts. Our allowance for doubtful accounts is determined through an evaluation of the aging of our accounts receivable, and considers such factors as the likelihood of collection based upon an evaluation of the customer’s creditworthiness, the customer’s payment history and other conditions or circumstances that may affect the likelihood of payment, such as political and economic conditions in the country in which the customer is located. When we have determined that the collection of payments for satellite utilization or managed services is not reasonably assured at the time the service is provided, we defer recognition of the revenue until such time as collection is believed to be reasonably assured or the payment is received. If our estimate of the likelihood of collection is not accurate, we may experience lower revenue or an increase in our provision for doubtful accounts.

Satellites and Other Property and Equipment

Satellites and other property and equipment acquired through purchase business combinations are based on the fair value on January 28, 2005, the date of the 2005 Acquisition Transactions, or the fair value allocated to assets acquired in the PanAmSat acquisition. Satellites and other property and equipment purchased by us following the 2005 Acquisition Transactions, or by Intelsat Corporation following the PanAmSat Acquisition Transactions, are stated at cost. These costs consist primarily of the cost of satellite construction and launch, including premiums for launch insurance and insurance during the period of in-orbit testing, the net present value of performance incentives expected to be payable to the satellite manufacturers, costs directly associated with the monitoring and support of satellite construction and interest costs incurred during the period of satellite construction. Satellite construction and launch services are generally procured under long-term contracts that provide for payments by us over the contract periods. Satellite construction and launch services costs are capitalized to reflect progress toward completion, which typically coincides with contract milestone payment schedules. Insurance premiums related to satellite launches and subsequent in-orbit testing are capitalized and amortized over the estimated useful lives of the related satellites. Performance incentives payable in future periods are dependent on the continued satisfactory performance of the satellites in service.

Satellites and other property and equipment are depreciated and amortized on a straight-line basis over their estimated useful lives. The remaining depreciable lives of our satellites range from zero to 16 years. We make estimates of the useful lives of our satellites for depreciation purposes based upon an analysis of each satellite’s performance, including its orbital design life and its estimated service life. The orbital design life of a satellite is the length of time that the manufacturer has contractually committed that the satellite’s hardware will remain operational under normal operating conditions. In contrast, a satellite’s service life is the length of time the satellite is expected to remain operational as determined by remaining fuel levels and consumption rates. Our in-orbit satellites generally have orbital design lives ranging from ten to 15 years and service lives as high as 20 years. The useful depreciable lives of our satellites generally exceed the orbital design lives and are less than the service lives. Although the service lives of our satellites have historically extended beyond their depreciable lives, this trend may not continue. We periodically review the remaining estimated useful lives of our satellites to determine if any revisions to our estimates are necessary based on the health of the individual satellites. Changes in our estimate of the useful lives of our satellites could have a material effect on our financial position or results of operations.

We charge to operations the carrying value of any satellite lost as a result of a launch or in-orbit failure upon the occurrence of the loss. In the event of a partial failure, we record an impairment charge to operations upon the occurrence of the loss if the undiscounted future cash flows are less than the carrying value of the satellite. We measure the impairment charge as the excess of the carrying value of the satellite over its estimated fair value as determined by the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. We reduce the charge to operations resulting from either a complete or a partial failure by the amount of any insurance proceeds that were either due and payable to or received by us, and by the amount of any deferred satellite performance incentives that are no longer applicable following the failure. See—Impairment of Long-Lived and Amortizable Intangible Assets for further discussion.

Business Combinations

Our business combinations are accounted for in accordance with the provisions set forth in Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, whereby the tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair market values at the acquisition date. The portion of the purchase price in excess of the estimated fair market value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The allocation of the purchase price related to our business combinations involves estimates and judgments by our management that may be adjusted during the allocation period, but in no case beyond one year from the acquisition date. These allocations are made based on management’s best estimates and assumptions. In arriving at the fair values of assets acquired and liabilities assumed, we consider the following generally accepted valuation approaches: the cost approach, income approach, and market approach. Our estimates may also include assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but are tested for impairment annually or more often if an event or circumstances indicate that an impairment loss has been incurred. We have determined that we have two reporting units under the criteria set forth by SFAS 142. Each reporting unit has been defined in a manner consistent with the guarantor structure under our current indentures and credit agreements. We have determined that the intangible assets and goodwill are directly related to the PanAmSat Acquisition Transactions and the 2005 Acquisition Transactions. Identifiable intangible assets with estimable useful lives are amortized on a straight-line basis over their estimated useful lives. We perform assessments of goodwill for each of our reporting units on an annual basis during the fourth quarter. Based on these analyses, there have been no impairments of goodwill or other intangible assets.

Impairment of Long-Lived and Amortizable Intangible Assets

We review our long-lived and amortizable intangible assets to assess whether an impairment has occurred using the guidance established under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), whenever events or changes in circumstances indicate, in our judgment, that the carrying amount of an asset may not be recoverable. These indicators of impairment can include, but are not limited to, the following:

•	satellite anomalies, such as a partial or full loss of power;

•	under-performance of an asset as compared to expectations; and

•	shortened useful lives due to changes in the way an asset is used or expected to be used.

The recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value, determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Additionally, when assets are expected to be used in future periods, a shortened depreciable life may be utilized if appropriate, resulting in accelerated depreciation.

There have been no events or changes in circumstances during 2007 leading us to believe that a possible impairment to any of our long-lived and amortizable intangible assets existed as of December 31, 2007.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). We are subject to income taxes in both the United States as well as a number of foreign jurisdictions. Significant judgment is required in the calculation of our tax provision and the resultant tax liabilities and in the recoverability of our deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense and net operating loss and credit carryforwards. As part of our financial process, we must assess the likelihood that our deferred tax assets can be recovered. Under SFAS 109, a valuation allowance is required when it is more likely than not that all, or a portion, of the deferred tax asset will not be realized. We evaluate the recoverability of our deferred tax assets based in part on the existence of deferred tax liabilities that can be used to realize the deferred tax assets.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, we evaluate our tax positions to determine if it is more likely than not that a tax position is sustainable, based solely on its technical merits and presuming the taxing authorities’ full knowledge of the position and having access to all relevant facts and information. When a tax position does not meet the more likely than not standard, a liability is recorded for the entire amount of the unrecognized tax benefit. Additionally, for those tax positions that are determined more likely than not to be sustainable, we measure the tax position at the largest amount of benefit more likely than not (determined by cumulative probability) to be realized upon settlement with the taxing authority.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement 157, which deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities. Examples of nonfinancial assets and liabilities to which the deferral would apply for us include (i) those acquired in a business combination and (ii) goodwill, indefinite-lived intangible assets and long-lived assets measured at fair value for impairment testing. The adoption of SFAS 157 is not expected to have a material effect on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires companies to recognize in their balance sheets the funded status of pension and other postretirement benefit plans. Previously unrecognized items under

SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, will now be recognized as a component of accumulated other comprehensive income, net of applicable income tax effects. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be our fiscal year end. Presently, we use a September 30 measurement date for our pension and postretirement benefit plans. As described in Note 5 – Retirement Plans and Other Retiree Benefits to our consolidated financial statements, we adopted the recognition provisions of SFAS 158 effective December 31, 2007, except for the measurement date provisions, which are not effective until fiscal years ending after December 15, 2008. We plan to adopt the measurement provisions of SFAS 158 utilizing the 15 month model for the transition. Accordingly, we will use the valuation at September 30, 2007 to project 15 months of net periodic benefit cost and will recognize 3/15ths of the cost as an adjustment to accumulated deficit in 2008. Changes in fair value of plan assets and benefit obligation arising during 2008 will be recognized in accumulated other comprehensive income.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. SFAS 141R is to be applied prospectively, with early adoption prohibited. We will adopt SFAS 141R upon its effective date as appropriate for any future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. SFAS 160 is to be applied prospectively except for its presentation and disclosure requirements for existing minority interests, which require retroactive adoption. We are currently evaluating the requirements of SFAS 160, and the impact, if any, on our consolidated financial statements.

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

Approximately 64%, or $7.26 billion, of our debt as of December 31, 2007 was fixed-rate debt, excluding our undesignated interest rate swap. While changes in interest rates impact the fair value of this debt, there is no impact to earnings or cash flows because we intend to hold these obligations to maturity unless market and other conditions are favorable.

We perform interest rate sensitivity analyses on our variable rate debt, including our undesignated interest rate swap. These analyses indicate that a one percentage point change in interest rates would have an annual pre-tax impact of $28.9 million on our statements of operations and cash flows as of December 31, 2007. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair values.

We also perform a sensitivity analysis on the fair market value of our outstanding debt. A one percentage point decline in market interest rates would cause an estimated $277.3 million increase in the fair market value of our debt to $11.3 billion.

As of December 31, 2007, we held cash flow interest rate swaps with a notional amount of $1.25 billion. The notional amount will reduce down to $625.0 million from March 14, 2008 until expiration on March 15, 2010. These swaps were entered into as hedges to reduce the variability in cash flow on a portion of the floating-rate term loans under our senior secured credit facilities. On a quarterly basis, we receive a floating rate in interest equal to the three-month LIBOR and pay a fixed rate of interest that is subject to scheduled rate increases. On December 31, 2007, the rate we would pay averaged 4.76% and the rate we would receive averaged 5.06%.

The interest rate swap does not qualify for hedge accounting treatment in our consolidated financial statements, and so the changes in the fair value of these instruments are recognized in earnings during the period of change. Assuming a one percentage point increase in the prevailing forward yield curve, the fair value of the interest rate swaps would change by approximately $12.1 million.

During the first quarter of 2008, we entered into U.S. dollar interest rate swap transactions with a maturity of five years from the effective date of March 14, 2008 and with a total notional amount of $2.3 billion. These swaps were entered into as a hedge to reduce the variability in cash flows on the floating-rate term loans at Intelsat Corporation, Intelsat Sub Holdco and Intelsat Jackson. On a quarterly basis, we will receive a floating rate equal to the three-month LIBOR and will pay a fixed rate of interest. We anticipate that these swaps will not be designated for hedge accounting treatment in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, and that the changes in fair value of these instruments will be recognized in earnings during the period of change.

Foreign Currency Risk

We do not currently use foreign currency derivatives to hedge our foreign currency exposures. Substantially all of our customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, we are not exposed to material foreign currency exchange risk. However, the service contracts with our Brazilian customers provide for payment in Brazilian reais. Accordingly, we are subject to the risk of a reduction in the value of the Brazilian reais as compared to the U.S. dollar in connection with payments made by Brazilian customers, and our exposure to fluctuations in the exchange rate for Brazilian reais is ongoing. However, the rates payable under our service contracts with Brazilian customers are adjusted annually to account for inflation in Brazil, thereby mitigating the risk. For each of the years ended December 31, 2005, 2006 and 2007, our Brazilian customers represented approximately 2% of our revenue. Transactions in other currencies are converted into U.S. dollars using rates in effect on the dates of the transactions.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements are filed under this item, beginning on page F-1 of this Annual Report on Form 10-K. The financial statement schedules required under Regulation S-X are filed pursuant to Item 15 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A (T).	Controls and Procedures

(a) Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as provided in SEC rules and forms. We periodically review the design and effectiveness of our disclosure controls and procedures worldwide, including compliance with various laws and regulations that apply to our operations. We make modifications to improve the design and effectiveness of our disclosure controls and procedures, and may take other corrective action, if our reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended December 31, 2007. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that its internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

Elimination of Prior Period Material Weakness in Internal Control over Financial Reporting with Respect to Financial Reporting Process

Due to a continuing material weakness in our internal control over financial reporting, our principal executive officer and our principal financial officer concluded that as of September 30, 2007 our internal control over financial reporting was not effective. As of December 31, 2007, we remediated the material weakness in our internal control over financial reporting that had existed.

Other than as discussed above, there were no other changes that occurred in our internal control over financial reporting during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Our current executive officers and directors are as follows:

Name	Age	Position
David McGlade	47	Director and Chief Executive Officer, Intelsat, Ltd.
Joseph Wright, Jr.	69	Chairman and Director, Intelsat, Ltd.
Jeffrey Freimark	53	Executive Vice President and Chief Financial Officer, Intelsat, Ltd.
Phillip Spector	57	Executive Vice President Business Development, General Counsel and Assistant Secretary, Intelsat, Ltd.
Stephen Spengler	48	Executive Vice President Sales and Marketing, Intelsat Corporation
Thierry Guillemin	48	Senior Vice President and Chief Technical Officer, Intelsat Corporation
Anita Beier	52	Senior Vice President and Controller, Intelsat Corporation
Linda Kokal	47	Senior Vice President and Treasurer, Intelsat Corporation
Raymond Svider	45	Vice Chairman and Director
Kevin O’Donohue	46	Director
Egon-Pierre Durban	34	Director

The following is a brief biography of each of our executive officers and directors:

Mr. McGlade has been the Chief Executive Officer of Intelsat, Ltd. since April 2005. Prior to that, Mr. McGlade was the Chief Executive Officer of O2 UK, the largest subsidiary of mmO2 plc and a leading U.K. cellular telephone company, a position he took in October 2000. He was also an Executive Director of O2 plc. During his tenure at O2 UK and O2, Mr. McGlade was a director of the GSM Association, a trade association for GSM mobile operators, and served as Chairman of its Finance Committee from February 2004 to February 2005. He was also a director of Tesco Mobile from September 2003 to March 2005 and a director of The Link, a distributor of mobile phones and other high technology consumer merchandise, from December 2000 to May 2004. Mr. McGlade is currently a director of Skyworks Solutions, Inc. and WildBlue Communications, Inc. Mr. McGlade’s business address is Wellesley House North, 2nd Floor, 90 Pitts Bay Road, Pembroke HM 08, Bermuda.

Mr. Wright became the Chairman of the board of directors of Intelsat, Ltd. following the consummation of the PanAmSat Acquisition Transactions. From August 2001 to July 2006, Mr. Wright was the Chief Executive Officer of PanAmSat Corporation. Prior to joining PanAmSat Corporation, Mr. Wright was Chairman of GRC International, which provided advanced IT, Internet and software technologies to government and commercial customers. From 1989 to 1994, Mr. Wright was Executive Vice President, Vice Chairman and Director of W.R. Grace & Co. In the 1980s, Mr. Wright served President Reagan in the U.S. government as Deputy Director and Director of the Federal Office of Management and Budget and as a member of the Cabinet and as Deputy Secretary of the Department of Commerce. Mr. Wright was one of just a few individuals who received the Distinguished Citizens Award from President Reagan. Prior to his time in Washington, D.C., Mr. Wright was President of two Citibank credit card subsidiaries and was a Vice President/Partner of Booz Allen and Hamilton. Mr. Wright currently serves on the board of directors of Scientific Games Corporation and Terremark Worldwide. He is a member of the Council on Foreign Relations, FCC’s Network Reliability and Interoperability Council and the Media Security and Reliability Council, and is on the President’s National Security Telecommunications Advisory Committee. Mr. Wright’s business address is Wellesley House North, 2nd Floor, 90 Pitts Bay Road, Pembroke HM 08, Bermuda.

Mr. Freimark became the Executive Vice President and Chief Financial Officer of Intelsat, Ltd. in May 2006. He was previously the Executive Vice President and Chief Financial Officer of Beverly Enterprises Inc., from December 2001 until March 2006, and also the Chief Information Officer from October 2002 to March

2006. Prior to joining Beverly Enterprises, Mr. Freimark served as Senior Executive Vice President and Chief Financial Officer of OfficeMax Inc. from May 2001 to December 2001, and as President and Chief Executive Officer of Grand Union Company, an operator of full service retail supermarkets and warehouses, from November 2000 to May 2001. Mr. Freimark served in a number of roles at Grand Union after joining the company in March 1997, including as Chief Financial Officer throughout his time there, and also as Chief Administrative Officer, Treasurer and Director from February 2000 to May 2001. From 1986 to 1997, Mr. Freimark served in various roles at Pueblo International, Inc., an operator of supermarkets in Florida and the Caribbean, including as Executive Vice President, Chief Financial Officer and Director from January 1992 to March 1997. He currently serves on the board of directors of Inventurus Knowledge Solutions Private Limited as non-executive chairman. Mr. Freimark’s business address is Wellesley House North, 2nd Floor, 90 Pitts Bay Road, Pembroke HM 08, Bermuda.

Mr. Spector became the Executive Vice President and General Counsel of Intelsat, Ltd. in February 2005 and the Head of Business Development in April 2007. He was previously the managing partner of the Washington, D.C. office of the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP, and chair of the firm’s Communications & Technology Group. He is the former Chairman of the American Bar Association’s International Communications Committee, and served in the U.S. government as Associate Assistant to the President and as a law clerk to a Supreme Court justice. Mr. Spector is a magna cum laude graduate of the Harvard Law School and holds a Master in Public Policy degree from Harvard’s Kennedy School of Government. He serves on the board of directors of WildBlue Communications, Inc. Mr. Spector’s business address is Wellesley House North, 2nd Floor, 90 Pitts Bay Road, Pembroke HM 08, Bermuda.

Mr. Spengler became the Executive Vice President Sales and Marketing of Intelsat Corporation in February 2008. From July 2006 to February 2008, he served as Intelsat Corporation’s Senior Vice President, Europe, Middle East, Africa & Asia Pacific Sales. From February 2006 to July 2006, Mr. Spengler served as Acting Senior Vice President Sales & Marketing of Intelsat Global Service Corporation, leading Intelsat Ltd.’s global marketing and sales organizations immediately prior to the acquisition of PanAmSat. From July 2003 to February 2006, he served as Vice President, Sales, Network Services & Telecom of Intelsat Global Service Corporation. Prior to joining Intelsat, Mr. Spengler held various positions in the telecommunications industry, including serving from March 2002 to June 2003 as Senior Vice President of Global Sales, Broadband Access Networks, at Cirronet, Inc., a developer of wireless products for Internet access, industrial and scientific use. Mr. Spengler’s business address is 3400 International Drive, N.W., Washington, D.C. 20008, United States.

Mr. Guillemin became the Senior Vice President and Chief Technical Officer of Intelsat Corporation in February 2008, with responsibility for customer operations, space systems management and planning, and satellite operations. From July 2006 to February 2008, he served as Intelsat Corporation’s Vice President of Satellite Operations & Engineering, in which role he was responsible for the service availability of Intelsat’s entire in-orbit fleet of satellites (combined with PanAmSat’s). From July 2005 to July 2006, Mr. Guillemin served as Vice President of Satellite Engineering & Program Management of Intelsat Global Service Corporation, and from January 2003 to July 2005, he served as Senior Director of Satellite Operations. He has over 25 years’ experience in the satellite industry, in disciplines including spacecraft development, launch and operations. Mr. Guillemin’s business address is 3400 International Drive, N.W., Washington, D.C. 20008, United States.

Ms. Beier became the Senior Vice President and Controller of Intelsat Global Service Corporation on May 15, 2006 and of Intelsat Corporation on July 3, 2006. Prior to joining Intelsat, Ms. Beier served as Senior Vice President—Finance and Controller of US Airways, Inc. from May 2004 to April 2006 and as Vice President & Controller from June 1999 to May 2004. Prior to joining US Airways, Inc., Ms. Beier served as Vice President—Financial Planning at CSX Corporation, a transportation company providing rail and intermodal services, from September 1998 to June 1999. Ms. Beier’s business address is 3400 International Drive N.W., Washington, D.C. 20008, United States.

Ms. Kokal became the Senior Vice President and Treasurer of Intelsat Global Service Corporation and Intelsat Corporation in October 2006. She served as Vice President and Treasurer of Intelsat Global Service Corporation upon joining Intelsat in April 2006. Prior to joining Intelsat, Ms. Kokal served as Vice President, Treasury and Risk Management and Director, Treasury at MCI from February 2004 to March 2006. From 2001 to 2004, Ms. Kokal served as Vice President and Treasurer of Digex, Inc., a web hosting company. From 1999 to 2001, she served as Vice President and Treasurer of PSINet, Inc., a commercial Internet service provider. Ms. Kokal’s business address is 3400 International Drive N.W., Washington, D.C. 20008, United States.

Mr. Svider has been a Managing Partner of BC Partners, since 2003. He joined BC Partners in 1992 in Paris before moving to London in 2000 to lead its investments in the technology and telecoms industries. Over the years, Mr. Svider has participated in or led a variety of investments including Tubesca, Nutreco, UTL, Neopost, Polyconcept, Neuf Telecom and Unity Media/ Tele Columbus. He is currently on the board of Neopost and Unity Media. Prior to joining BC Partners, Mr. Svider worked in investment banking at Wasserstein Perella in New York and Paris, and at the Boston Consulting Group in Chicago. Mr. Svider holds a Master of Business Administration from the University of Chicago and a Master of Science in Engineering from both Ecole Polytechnique and Ecole Nationale Superieure des Telecommunications in France.

Mr. O’Donohue is a Managing Partner with BC Partners, which he joined in New York in 1991. Previously, he worked in investment banking at Merrill Lynch & Co., for McKinsey & Co. as a consultant and for Jacobs Suchard as a brand manager. He has an MBA from Stanford University and a BS in business administration from the University of California at Berkeley.

Mr. Durban is a Managing Director based in London responsible for overseeing Silver Lake’s European private equity business. Mr. Durban joined Silver Lake in 1999 as a founding principal and has worked in the firm’s Menlo Park and New York offices. Mr. Durban serves on the Supervisory Board and Operating Committee of NXP B.V., on the Operating Committee of SunGard Capital Corporation, and on Silver Lake’s Investment and Operating Committees. Prior to Silver Lake, Mr. Durban worked as an associate in Morgan Stanley’s Investment Banking Division. Mr. Durban organized and led a joint initiative between the Corporate Finance Technology Group and the Merger and Acquisition Financial Sponsor Group to analyze and present buyout opportunities in the technology industry. Previously, Mr. Durban worked in Morgan Stanley’s Corporate Finance Technology and Equity Capital Markets Group. Mr. Durban graduated from Georgetown University with a BS in Finance.

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

Audit Committee

Intelsat, Ltd. has an audit committee consisting of Messrs. Svider and Durban. The members are not independent since they are associated with the New Sponsors. Pursuant to its charter and the authority delegated to it by the board of directors, the audit committee has sole authority for the engagement, compensation and oversight of our independent registered public accounting firm. In addition, the audit committee reviews the results and scope of the audit and other services provided by our independent registered public accounting firm, and also reviews our accounting and control procedures and policies. The audit committee meets as often as it determines necessary but not less frequently than once every fiscal quarter. Our board of directors has determined that each member of the audit committee is an audit committee financial expert.

Compensation Committee

Intelsat, Ltd. has a compensation committee consisting of Messrs. Svider and Durban. The members are not independent since they are associated with the New Sponsors. Pursuant to its charter and the authority delegated to it by the board of directors, the compensation committee has responsibility for the approval and evaluation of all of our compensation plans, policies and programs as they affect Intelsat, Ltd.’s chief executive officer and its other executive officers. The compensation committee meets as often as it determines necessary.

Compensation Committee Interlocks and Insider Participation

Intelsat, Ltd.’s compensation committee is currently comprised of Messrs. Svider and Durban, directors of Intelsat, Ltd. None of these individuals has been at any time an officer or employee of Intelsat, Ltd., other than Mr. Svider who serves as our Vice Chairman. During 2007, Intelsat, Ltd. had no compensation committee “interlocks”—meaning that it was not the case that an executive officer of ours served as a director or member of the compensation committee of another entity and an executive officer of the other entity served as a director or member of our compensation committee.

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

Compensation Discussion and Analysis

Introduction

Intelsat, Ltd. was acquired by the Former Sponsors on January 28, 2005 upon the completion of the 2005 Acquisition Transactions, and Intelsat, Ltd. acquired PanAmSat Holdco upon the completion of the PanAmSat Acquisition Transactions on July 3, 2006. These two events contributed to significant changes in our senior management team in 2005 and 2006. All of our 2007 executive officers joined Intelsat during 2005 and 2006. There were no changes to our senior management team in 2007 (Mr. Frownfelter voluntarily resigned effective February 22, 2008, as described in more detail below). Of our 2007 executive officers, David McGlade, Jeffrey Freimark, James Frownfelter and Philip Spector were all compensated according to the terms of their employment contracts, which are described below; we have not entered into an employment contract with Anita Beier. We refer to each of these five individuals as a Named Executive Officer and collectively as the Named Executive Officers.

On February 4, 2008, pursuant to the terms of the BC Share Purchase Agreement, the New Sponsors Acquisition Transactions were completed. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Significant Transactions—The New Sponsors Acquisition Transactions for further details on these transactions. The New Sponsors Acquisition Transactions impact many elements of the Named Executive Officers’ compensation described in this Item 11, most notably, with respect to Intelsat Holdings restricted shares and existing share-based compensation arrangements, referred to as SCAs, reflected as held by management at the end of 2007. A more detailed description of the impact of the New Sponsors Acquisition Transactions on executive compensation is included at the end of Item 11 in the section entitled—Impact of the New Sponsors Acquisition Transactions.

Our executive compensation programs are designed to encourage our executive officers to think and act like equity holders of the Company. We want our executive officers to take appropriate risks with our capital in order to generate returns for our shareholders, but at the same time to share the downside risk if those risks cause poor performance or even an operating loss. Through our performance management and rewards processes and programs, we endeavor to create an environment that fosters and rewards:

•	building and maintaining our position as a leading provider of FSS worldwide;

•	providing excellent service to customers and colleagues;

•	exceeding financial goals; and

•	demonstrating leadership.

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

Executive Compensation Policy

Overview We believe that in order to achieve our objectives, our executive compensation program must be competitive, reward good results and provide incentives for future performance that sustain and enhance long-term shareholder value. Our overall compensation philosophy is one based upon shared risk. The level of risk associated with total compensation varies based upon the level of the executive officer. Messrs. McGlade, Freimark, Frownfelter (prior to his departure in 2008) and Spector are all members of management’s decision-making body called the Executive Committee. Ms. Beier is not a member of the Executive Committee and, as such, her total compensation is weighted less heavily toward at risk pay.

Our performance-driven compensation policy consists of the following three components:

•	base salary;

•	short-term incentive awards (in the form of annual cash bonuses); and

•	long-term incentive awards (in the form of restricted shares and SCAs).

We use short-term compensation (base salaries and annual cash bonuses) to provide competitive levels of cash compensation for our executive officers and to focus them on our current goals and objectives. We use long-term compensation (restricted shares and SCAs) to achieve our goal of driving long-term growth in share value. This long-term compensation element, implemented by the use of restricted shares and SCAs, is designed to emphasize the performance measures our executive officers need to address in order to deliver shareholder value. The restricted shares and SCAs awarded to our Named Executive Officers have been subject to a variety of time vesting (generally sixty months) and performance vesting requirements. The performance vesting requirements were previously aligned with the returns obtained by our Former Sponsors on their cash equity investment in Intelsat Holdings. In the future, we may award to Named Executive Officers restricted shares and SCAs which have different vesting requirements tied more closely to other performance measures.

We carefully determine the percentage mix of compensation structures we think is appropriate for each of our Named Executive Officers. This is not a mechanical process, and we use our judgment and experience and work with our Named Executive Officers to determine the appropriate mix of compensation for each individual. We also look at market data for comparable executive positions. The number of restricted shares and SCAs each currently serving Named Executive Officer receives is based on the expectations we have for the individual and, over time, on such officer’s performance against those expectations. Our employment agreements with Messrs.

McGlade and Spector were negotiated at the time that the 2005 Acquisition Transactions were about to be completed, and our employment agreement with Mr. Frownfelter was negotiated at the time that the PanAmSat Acquisition Transactions were about to be completed. Mr. Freimark’s employment agreement was negotiated prior to his employment in early 2006, which was between the 2005 Acquisition Transactions and the PanAmSat Acquisition Transactions. This timing impacted the mix of compensation that was ultimately provided to these officers. Since Ms. Beier is not a member of our Executive Committee, we have not entered into an employment agreement with her.

Base salary may constitute a minority portion of the total compensation of our Named Executive Officers. We set salary to provide adequate cash compensation to be competitive in the market for executive talent, but we focus on total compensation, including short-term and long-term compensation, so that our Named Executive Officers are prepared to have “at risk” a significant portion of their total compensation.

Elements of Compensation

Base Salary Base salary is used to recognize the experience, skills, knowledge and responsibilities required of the executive officers in their roles. When establishing the 2007 base salaries of the currently serving Named Executive Officers, the Compensation Committee and management considered a number of factors, including the functional role of the position, the level of the individual’s responsibility, the individual’s prior experience in similar positions, competitive market data, the ability to replace the individual, the base salary of the individual at his or her prior employment and the number of well-qualified candidates available.

The salaries of the Named Executive Officers are reviewed on an annual basis, as well as at the time of promotion or other changes in responsibilities.

Annual Cash Bonuses We maintain a Bonus Plan, which was adopted by the board of directors of Intelsat Holdings in March 2006. The Bonus Plan provides that certain of our and our subsidiaries’ employees, including executive officers, may be awarded cash bonuses based on the attainment of specific performance goals and business criteria established by our board of directors for participants in the Bonus Plan. These goals and criteria for the 2007 fiscal year included certain revenue, backlog, adjusted operating expense and adjusted EBITDA targets, all as defined by the Compensation Committee. For the 2008 fiscal year, the goals and criteria also include certain revenue, backlog, adjusted operating expense and adjusted EBITDA targets, as defined by the Compensation Committee.

Annual cash bonuses are short-term incentive awards intended to reward individual performance for the prior fiscal year and will, therefore, vary from year to year. These bonuses are determined on a discretionary basis. Our Compensation Committee, in consultation with our executive officers, establishes performance targets which determine bonus eligibility for our executive officers, and the Compensation Committee also has discretion to award additional bonuses to our executive officers up to specified percentages of annual base salary. Bonus targets are determined based upon the executive’s level in the company as well as by a total cash compensation market comparison. Awards for the subject year are determined based upon completion of the audited consolidated financial statements for that year. The employment agreements for Messrs. McGlade, Freimark, Frownfelter and Spector specify that the annual target bonus shall not exceed 100%, 65%, 87.5% and 65% of such Named Executive Officer’s annual base salary, respectively. The Compensation Committee also has discretion, in the event of significant outperformance of objective criteria established by the Compensation Committee, to award additional bonuses of up to 50% of such Named Executive Officer’s annual salary (in the case of Messrs. McGlade and Spector) or 50% of such Named Executive Officer’s target bonus (in the case of Messrs. Freimark and Frownfelter). In the case of Ms. Beier, as a Senior Vice President, she is entitled to an annual bonus under the Bonus Plan of 40% of her annual salary, with the ability to obtain a maximum additional bonus in the amount of 27.2% of annual base salary based upon a combination of corporate performance against pre-established metrics and her individual performance.

Long-Term Incentive Awards

Shares and SCAs At the Executive Committee level, we have sought to weight our compensation scheme to ownership of common shares. We believe that share ownership by our employees (including the Named Executive Officers) enhances our ability to deliver superior shareholder returns by increasing the alignment between the interests of our employees and our shareholders. The goal of Intelsat Holdings’ 2005 Share Incentive Plan, or the 2005 Plan, adopted on May 4, 2005, is to engage all of our serving Named Executive Officers and other key employees as partners in the Company’s success and help the Company realize the maximum gain from its strategy. We do not have a formal requirement for share ownership by any group of employees. The 2005 Plan provides for the granting of incentive share options, nonqualified share options, restricted shares, restricted share units, share appreciation rights, phantom shares and performance awards to our and our subsidiaries’ and specified affiliates’ employees, officers and directors, including the Named Executive Officers. The Compensation Committee has exclusive authority to select the persons to be awarded restricted shares and SCAs. At the time of each award, the Compensation Committee determines the terms of the award, including the performance period (or periods) and the performance objectives relating to the award. In addition, Messrs. McGlade, Freimark and Spector each purchased for cash certain unrestricted shares of Intelsat Holdings pursuant to their respective employment agreements. These shares were sold for cash on February 4, 2008 in accordance with the BC Share Purchase Agreement.

Restricted Shares Messrs. McGlade and Spector hold restricted shares that are subject to transfer, vesting and other restrictions as set forth in their applicable employment agreements. A portion of these restricted shares generally vests over sixty months, subject to the executive’s continued employment. The vesting of certain of the shares awarded was also subject to the meeting of performance criteria based on the cumulative total return earned by the Former Sponsors over an eight-year period. We may repurchase vested shares following termination of employment at fair market value (as defined in the 2005 Plan). See the discussion of individual employment agreements following the Summary Compensation Table for further details regarding these restricted shares.

SCAs Messrs. Freimark and Frownfelter and Ms. Beier hold SCAs which generally vest over a period of sixty months in installments, subject to the employee’s continued employment on the date of vesting and continued compliance with any post-termination obligations. These SCAs are also subject to forfeiture and other restrictions as set forth in the executives’ respective employment agreements (or grant agreement, in the case of Ms. Beier, who does not have an employment agreement). In the case of Messrs. Freimark and Frownfelter, the vesting of the SCAs was to accelerate upon certain changes of ownership of Intelsat Holdings. Any shares held as a result of the exercise of SCAs may be repurchased by Intelsat Holdings, and any SCAs may be cancelled, at any time after termination of employment, with payment to be made in the case of repurchases according to the terms of an executive’s employment agreement or grant. In order to receive any shares pursuant to the exercise of SCAs, the executive must be or become a party to the Shareholders Agreement, dated January 28, 2005, by and among Intelsat Holdings and certain of its shareholders, as amended. A similar shareholders agreement will be applicable with respect to SCAs of Serafina Holdings. See the discussion of individual employment agreements and Ms. Beier’s grant following the Summary Compensation Table for further details regarding these SCAs.

Other Elements Other elements of our executive compensation program include certain severance arrangements and perquisites, all of which are more fully described in those parts of this Item 11 which follow this Compensation Discussion and Analysis. Our philosophy with respect to these items is to maintain competitive overall compensation programs. Executive officers also participate in our other benefit plans on the same terms as other employees. These plans include a 401(k) plan and medical, dental and life insurance. Relocation benefits are reimbursed but are individually negotiated when they occur.

Competitive Market Review

During 2007, the Compensation Committee conducted a review of our executive compensation program. The objectives of the review included:

•	determine relative market competitiveness of our executive compensation program in order to attract and retain key executive talent; and

•	provide information for decision-making related to executive base salary levels, annual cash bonus targets and long-term incentive award levels.

With the assistance of an executive compensation consultant, we targeted the median for total cash compensation (base salary and target bonus) and above median for long-term incentive compensation. The consultant compared our executive officers’ total direct compensation levels to an industry peer group of companies and survey data, with an emphasis on peer group data. The peer group was selected based on industry, size (determined by reviewing both revenue levels and enterprise value) and other factors such as market capitalization.

Based on this review, it was determined that all elements of our executive compensation program were reasonably competitive with market rates for comparable executive officers.

Role of Executive Officers in Setting Executive Compensation

The Compensation Committee approves the final determination of compensation for Messrs. Freimark, Frownfelter and Spector, acting on recommendation of our chief executive officer, David McGlade, and in consultation with our human resources department. The Compensation Committee determines the compensation of David McGlade (our Chief Executive Officer) acting with advice from the head of our human resources department. David McGlade plays no role in determining his own bonus. Ms. Beier’s compensation is determined by Mr. Freimark, to whom she reports directly, in consultation with Mr. McGlade and the head of our human resources department.

Conclusion

Our compensation policies are designed to recruit, retain and motivate our senior executive officers, to align their interests with those of our shareholders, and to ultimately reward them for outstanding performance.

Summary Compensation Table

The following summarizes the compensation earned during the year ended December 31, 2007 by our Named Executive Officers, who represent our Chief Executive Officer, Chief Financial Officer, and our three other most highly compensated executive officers who were serving as executive officers on December 31, 2007.

Name and Principal Position	Year	Salary ($)			Bonus ($)		Non-Equity Incentive Plan Compensation ($) (7)		All Other Compensation ($)			Total ($)
David McGlade Director and Chief Executive Officer	2007 2006	$ $	808,615 774,538	(1)			$ $	1,221,000 1,168,500	$ $	58,095 83,649	(8)	$ $	2,087,710 2,026,687

Jeffrey Freimark Executive Vice President and Chief Financial Officer	2007 2006	$ $	545,308 397,788	(2)			$ $	535,275 396,704	$ $	50,404 781,944	(9)	$ $	1,130,987 1,576,436

James Frownfelter Chief Operating Officer	2007 2006	$ $	615,923 299,424	(3)			$ $	822,938 760,545	$ $	56,539 4,427,145	(10)	$ $	1,495,400 5,487,114

Phillip Spector Executive Vice President Business Development and General Counsel	2007 2006	$ $	486,769 466,077	(4)			$ $	563,500 539,350	$ $	51,285 40,483	(11)	$ $	1,101,554 1,045,910

Anita Beier, Senior Vice President and Controller	2007 2006	$ $	268,492 160,000	(5)	$25,000	(6)	$ $	153,540 89,600	$ $	33,098 12,548	(12)	$ $	480,130 262,148

(1)	Mr. McGlade has an employment agreement that provided for an annual salary of $779,000 from February 18, 2006 through February 18, 2007. Effective from February 19, 2007, Mr. McGlade’s annual salary was $814,000.
(2)	Mr. Freimark has an employment agreement that provided for an annual salary of $525,000 through February 18, 2007. Effective from February 19, 2007, Mr. Freimark’s annual salary was $549,000.
(3)	Mr. Frownfelter had an employment agreement that provided for an annual salary of $600,000 through February 18, 2007. Effective from February 19, 2007, Mr. Frownfelter’s annual salary was $627,000. Mr. Frownfelter resigned as Chief Operating Officer effective as of February 22, 2008.
(4)	Mr. Spector has an employment agreement that provided for an annual salary of $469,000 from February 18, 2006 through February 18, 2007. Effective from February 19, 2007, Mr. Spector’s annual salary was $490,000.
(5)	Ms. Beier’s annual salary was $260,000 until February 18, 2007. Effective from February 19, 2007 through February 18, 2008, Ms. Beier’s annual salary was $270,036. Effective from February 19, 2008, Ms. Beier’s annual salary is $279,487.
(6)	Ms. Beier received a special payment in 2007 as a discretionary spot bonus award.
(7)	Payments for 2007 were based on performance criteria established at the beginning of 2007 in accordance with the Bonus Plan described above. We met 100% of the performance criteria, plus stretch targets established as part of the Bonus Plan for the fiscal year ended December 31, 2007. As a result of meeting the stretch targets, performance payments were made in accordance with the stretch bonus criteria. Payments were approved by the Compensation Committee and paid in March 2008.
(8)	This amount includes an auto/financial planning/club dues allowance of $20,000, $2,770 for executive life insurance and personal excess liability insurance paid by the Company, $4,046 for a physical examination, $6,529 in tax gross-ups for moving expenses and $24,750 in Company contributions to Mr. McGlade’s 401(k) plan account.
(9)	This amount includes an auto/financial planning/club dues allowance of $20,000, $3,222 for executive life insurance and personal excess liability insurance paid by the Company, $2,432 for a physical examination, and $24,750 in Company contributions to Mr. Freimark’s 401(k) plan account.
(10)	This amount includes an auto/financial planning/club dues allowance of $20,000, $16,384 reimbursement for legal fees, $3,476 for executive life insurance and personal excess liability insurance paid by the Company, $3,179 for a physical examination, and $13,500 in Company contributions to Mr. Frownfelter’s 401(k) plan account.
(11)	This amount includes an auto/financial planning/club dues allowance of $20,000, $3,798 for executive life insurance and personal excess liability insurance paid by the Company, $2,737 for a physical examination, and $24,750 in Company contributions to Mr. Spector’s 401(k) plan accounts.
(12)	This amount includes an auto allowance of $6,000, $2,348 for executive life insurance and personal excess liability insurance paid by the Company, and $24,750 in Company contributions to Ms. Beier’s 401(k) plan account.

Employment Agreements

As of the closing of the 2005 Acquisition Transactions, David McGlade entered into an employment agreement with Intelsat Holdings and/or one of its affiliates. In addition, Mr. Phillip L. Spector entered into an employment agreement dated as of January 31, 2005 with Intelsat Holdings and Intelsat, Ltd. On March 16, 2006, Intelsat Holdings and Intelsat, Ltd. entered into an employment agreement with Mr. Freimark. On May 18, 2006, Intelsat Holdings and Intelsat Corporation entered into an employment agreement with Mr. Frownfelter.

Pursuant to the employment agreements, Mr. McGlade serves as Chief Executive Officer and Mr. Spector serves as Executive Vice President and General Counsel for Intelsat, Ltd. Mr. Freimark began employment with Intelsat, Ltd. effective as of March 23, 2006, and as of May 10, 2006, began serving as Executive Vice President and Chief Financial Officer. Mr. Frownfelter continued employment (effective as of the completion of the PanAmSat Acquisition Transactions on July 3, 2006) with Intelsat Corporation as Chief Operating Officer.

Details of the agreements in place for 2007 for Messrs. McGlade, Spector, Freimark and Frownfelter appear below. Also below is a description of Ms. Beier’s grant agreement with respect to her SCAs.

Employment Agreements with Messrs. McGlade and Spector

Messrs. McGlade and Spector have agreements, each of which has an initial term of one year, which will renew automatically for successive one-year periods unless a notice not to renew is provided by either party to the agreement. The employment agreements provide that each of the executives will be paid an annual base salary during the term, which will be reviewed for increase no less frequently than annually. The amount of the annual base salaries for Messrs. McGlade and Spector is currently $814,000 and $490,000, respectively. The employment agreements also provide that each of Messrs. McGlade and Spector will be eligible for an annual discretionary bonus with a maximum payment of 100% and 65%, respectively, of each executive’s respective annual base salary, based on meeting pre-established performance targets. The Compensation Committee, in its sole discretion, may award an additional bonus to each executive of up to 50% of his annual base salary in the event of significant performance beyond pre-established performance targets. During the employment term, Messrs. McGlade and Spector are generally eligible to participate in our employee benefit plans and programs and will receive certain perquisites, as described in their respective employment agreements and the Summary Compensation Table set forth herein.

Under the employment agreements, each of Messrs. McGlade and Spector received a grant of ordinary shares of Intelsat Holdings equal to approximately 1.8333% and .81%, respectively, of the outstanding ordinary shares of Intelsat Holdings, as of the closing of the 2005 Acquisition Transactions. The employment agreements provide that 40.9% of such shares vest over sixty months in equal monthly installments, with such installments having commenced on February 28, 2005, subject to each executive’s continued employment through each applicable vesting date. The vesting of these shares was to accelerate in the event that the Former Sponsors (or other private equity investors) ceased to own 40% of Intelsat Holdings. An additional 40.9% of the shares granted to the executives was to vest if and when the Former Sponsors received a “cumulative total return” (as defined in the employment agreements) between 2.5 and 3 times the amount invested by the Former Sponsors collectively during the period over which the cumulative total return was measured, if any, subject to each executive’s continued employment through the applicable vesting date. The remainder of the shares was to vest (less any such percent of shares that had already vested) if and when the Former Sponsors received a cumulative total return between 4 and 4.5 times the amount invested by the Former Sponsors, if any, subject to each executive’s continued employment through the applicable vesting date. If the cumulative total return goals had not been achieved by the eighth anniversary of closing, the performance shares were to be forfeited. The closing of the New Sponsors Acquisition Transactions resulted in a cumulative total return to the Former Sponsors in excess of 4.5 times the amount invested and, as a result, Messrs. McGlade and Spector vested in and were cashed out of all of these performance shares.

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

In addition, upon a termination of either of the executives’ employment by his applicable employer without cause (or if we provide a notice of non-renewal) or if he resigns for good reason, the time vesting restricted shares will be forfeited unless such termination is within six months following a change of control, in which case they will vest in full. Any restricted shares that were to vest based on performance goals would remain outstanding for 180 days and, if the performance goals were not then met, the shares would be forfeited unless the termination was within six months following certain corporate transactions with entities specified in the agreement, in which case the executive would have the opportunity to earn a portion of his performance shares pro rated through the executive’s date of termination. We may repurchase vested shares following termination of employment in these circumstances at fair market value (as defined in the 2005 Plan).

Upon termination due to death or disability, the time vesting restricted shares which are not vested shall vest as of the date of termination of employment. Any restricted shares that were to vest based on performance goals would remain outstanding until the eighth anniversary of closing or until the performance goals were met, whichever was to occur sooner, and if the performance goals were met, the executive would have the opportunity to earn a portion of his performance shares pro rated through his date of termination. If the performance goals were not then met, the shares would be forfeited. We may repurchase vested shares following termination of employment in these circumstances at fair market value.

Also, upon termination by the applicable employer with cause or by the executive without good reason, all unvested restricted shares shall be forfeited and, in the case of termination for cause, any vested restricted shares shall be cancelled with no payment due to the executive; also, we may repurchase purchased shares for the lesser of the fair market value or the amount paid for such shares (reduced in each case by the value of dividends, distributions or dividend equivalents previously paid to the executive). In the case of a voluntary resignation, we may repurchase vested shares for the lesser of the fair market value of the share at termination of employment or the amount paid for such shares (reduced in each case by the value of dividends, distributions or dividend equivalents previously paid to the executive).

Each of the employment agreements contains restrictive covenants providing that the executives will not disclose or otherwise use any confidential information concerning us or our businesses and, for a one-year period following termination of employment, will not compete with us and our affiliates and will not solicit our customers or employees.

Employment Agreement with Mr. Freimark

Mr. Freimark’s agreement has an initial term of one year, which will renew automatically for successive one-year periods unless a notice not to renew is provided by either party. The employment agreement provides that Mr. Freimark will be paid an annual base salary of $549,000 during the term, which will be reviewed for increase no less frequently than annually. The employment agreement also provides that Mr. Freimark will be eligible for an annual discretionary bonus with a maximum payment of 65% of his annual base salary, based on meeting pre-established performance targets. The Compensation Committee, in its sole discretion, may award Mr. Freimark an additional bonus of up to 50% of his maximum bonus in the event of significant performance beyond pre-established performance targets. During the employment term, Mr. Freimark is generally eligible to participate in our employee benefit plans and programs and will receive certain perquisites, as described in his employment agreement and the Summary Compensation Table set forth herein.

Under the employment agreement as amended on July 3, 2006, Mr. Freimark was awarded on April 1, 2006, SCAs permitting him to purchase 77,537 Intelsat Holdings common shares. Such SCAs vest in equal monthly installments over sixty months commencing on the last day of the first full month following Mr. Freimark’s start date and subject to his continued employment through each applicable vesting date. Mr. Freimark received an award of an additional 7,121 SCAs on July 3, 2006 with the same vesting provisions (5% of which were vested as of the award date). The vesting of the SCAs accelerates in the event that the Former Sponsors (or other private equity investors) ceased to own 40% or more of Intelsat Holdings.

Except as described below, if Mr. Freimark’s employment is terminated without cause or if he resigns for good reason (as defined in the employment agreement), subject to his continued compliance with the restrictive covenants described below, he will be paid an amount equal to the sum of his annual base salary and maximum bonus amount. In addition, his unvested SCAs will be forfeited unless such termination is within six months following a change of control, in which case they will vest in full. We may repurchase any purchased shares held by Mr. Freimark or as a result of the exercise of SCAs, and we may cancel any SCAs, at any time after his termination of employment. All shares will be repurchased at fair market value. Cancelled SCAs will be purchased for an amount equal to the fair market value of a share minus the exercise price for each such cancelled SCA.

Upon termination due to death or disability, the SCAs which are not vested shall vest as of the date of termination of employment. We may repurchase vested shares following termination of employment in these circumstances at fair market value. We may also cancel any outstanding and unexercised SCAs and pay to the executive an amount equal to the fair market value of a share minus the exercise price for each such cancelled SCA.

Also, upon termination by the applicable employer with cause or by the executive without good reason, all unvested SCAs shall be forfeited. In the case of termination for cause, we may cancel any outstanding and unexercised SCAs at any time following termination of employment with no payment due to the executive and repurchase shares held as a result of exercise of SCAs at par value only; also, we may repurchase purchased shares for the lesser of the fair market value or the amount paid for such shares (reduced in each case by the value of dividends, distributions or dividend equivalents previously paid to the executive). In the case of a voluntary resignation, we may cancel any outstanding and unexercised SCAs and we may repurchase vested SCAs and purchased shares during the two-year period following termination of employment for the lesser of the fair market value (minus the exercise price in the case of cancellation of SCAs) or the amount paid for such shares (reduced in each case by the value of dividends, distributions or dividend equivalents previously paid to the executive).

The employment agreement also provides that, during Mr. Freimark’s employment with Intelsat and for one year after his termination of employment, he will not compete with Intelsat or hire or attempt to hire any person who is or was in the previous year an employee of Intelsat.

Employment Agreement with Mr. Frownfelter

Mr. Frownfelter’s agreement had an initial term of one year, which was to renew automatically for successive one-year periods unless a notice not to renew was provided by either party. The employment agreement provided that Mr. Frownfelter was to be paid an annual base salary of $627,000 during the term, which would be reviewed for increase no less frequently than annually. The employment agreement also provided that Mr. Frownfelter would be eligible for an annual discretionary bonus with a maximum payment of 87.5% of his annual base salary, based on meeting pre-established performance targets, pro rated for the partial year 2006. The Compensation Committee, in its sole discretion, could award Mr. Frownfelter an additional bonus of up to 50% of his maximum bonus in the event of significant performance beyond pre-established performance targets. During the employment term, Mr. Frownfelter was generally eligible to participate in our employee benefit plans and programs and was to receive certain perquisites, as described in his employment agreement and the Summary Compensation Table set forth herein.

Under the employment agreement, Mr. Frownfelter received on July 3, 2006 a grant of 109,405 SCAs, permitting him to purchase Intelsat Holdings common shares. Such SCAs (the “new SCAs”) were to vest in equal monthly installments over sixty months commencing on the last day of the first full month following Mr. Frownfelter’s start date and subject to his continued employment through each applicable vesting date. The vesting of these time vesting SCAs was to accelerate one year after any event that caused the Former Sponsors (or other private equity investors) to cease to own 40% or more of Intelsat Holdings.

Mr. Frownfelter also rolled over options on common stock of PanAmSat Holdco having a value of $1.5 million into SCAs to purchase 6,881 Intelsat Holdings common shares having the same aggregate in-the-money value. Such SCAs (the “rollover SCAs”) had the same terms and conditions (other than the number and type of shares and exercise price applicable thereto) as in effect prior to such conversion. The rollover SCAs also entitled Mr. Frownfelter to receive dividend payments with respect to that number of Intelsat Holdings common shares having a value equivalent to the in-the-money value of his rollover SCAs. Any such amount payable in respect of rollover SCAs that were not vested as of the date such dividend was payable were to be held in escrow until such SCAs vested.

Except as described below, if Mr. Frownfelter’s employment were to be terminated without cause or if he resigned for good reason (in either case as defined in the employment agreement), subject to his continued compliance with the restrictive covenants described below, he would have been paid an amount equal to 200% (reduced by 8.33% for each month of the first twelve months following his start date and preceding his termination, if applicable) of the sum of his annual base salary and target annual bonus. In addition, his unvested rollover SCAs would vest, and his unvested new SCAs would be forfeited unless such termination were within six months following a change of control (as defined in the agreement), in which case they would vest in full. We could repurchase any shares held by Mr. Frownfelter as a result of the exercise of SCAs, and we could cancel any SCAs, at any time after his termination of employment. All shares would be repurchased at fair market value. Cancelled SCAs would be purchased for an amount equal to the fair market value of a share minus the exercise price for each such cancelled SCA. If Mr. Frownfelter’s employment were terminated without cause or if he resigned for good reason within six months following a change of control (as defined in the agreement), his severance amount would have been paid in twelve equal monthly installments following his date of termination and the annual bonus portion of the severance calculation described above would instead be based on the highest of his target bonus in effect at termination, his target bonus paid in respect of the previous fiscal year or 87.5% of his base salary.

Also, upon termination due to death or disability, the SCAs which were not vested would vest as of the date of termination of employment. We could repurchase any shares held by Mr. Frownfelter as a result of the exercise of SCAs, and we could cancel any SCAs, at any time after his termination of employment. All shares would be repurchased at fair market value. Cancelled SCAs would be purchased for an amount equal to the fair market value of a share minus the exercise price for each such cancelled SCA.

Also, upon termination by the employer with cause or by the executive without good reason, all unvested SCAs were to be forfeited. In the case of termination for cause, we could cancel any outstanding and unexercised SCAs at any time following termination of employment with no payment due to the executive and repurchase shares held as a result of exercise of SCAs at the lower of the aggregate exercise price or the aggregate fair market value of the shares. In the case of a voluntary resignation, we could cancel any outstanding and unexercised SCAs and we could repurchase vested SCAs and shares held as a result of exercise of SCAs during the two-year period following termination of employment for the lesser of the fair market value (minus the exercise price in the case of cancellation of SCAs) or the exercise price of such shares (reduced in each case by the value of dividends, distributions or dividend equivalents previously paid to the executive).

In the event that federal and state tax under Section 4999 of the Internal Revenue Code is imposed on any compensation or benefits received by Mr. Frownfelter that relate to his termination of employment by us without cause, by Mr. Frownfelter for good reason or as a result of his death or disability at any time prior to the second anniversary of the completion of the PanAmSat Acquisition Transactions (and solely to the extent such tax results from the completion of the PanAmSat Acquisition Transactions), or in the event that such tax is imposed on any compensation or benefits relating solely to the rollover options, Mr. Frownfelter will receive an additional payment such that he will be placed in the same after-tax position that he would have been in had no such tax been imposed.

Mr. Frownfelter’s employment agreement also provided that, during his employment with Intelsat and for one year after his termination of employment, he would not compete with Intelsat or hire or attempt to hire any person who is or was in the previous year an employee of Intelsat.

Effective as of February 22, 2008, Mr. Frownfelter voluntarily resigned his position with Intelsat Corporation. See footnotes under the Benefits and Payments Upon Termination Table later in this Item 11 for a description of what Mr. Frownfelter is entitled to receive upon his resignation.

Agreement with Ms. Beier

Ms. Beier does not have an employment agreement with Intelsat, but received SCAs pursuant to a separate grant agreement under the 2005 Plan. The terms of her agreement are similar to those contained in Mr. Freimark’s agreement, except that her SCAs do not vest if she is terminated within six months of a change of control; further, vesting of her SCAs is not accelerated upon the occurrence of an event that causes the Former Sponsors (or other private equity investors) to cease to own 40% or more of Intelsat Holdings. We also agreed to provide Ms. Beier with a severance amount equal to nine months’ base salary should her employment be involuntarily terminated without cause through January 6, 2008. Upon an involuntary termination without cause subsequent to January 8, 2008, her severance benefit would be six months’ salary, with health benefit continuation for six months and executive outplacement services.

Grants of Plan-Based Awards

No grants of stock plan-based awards were granted to any of our Named Executive Officers during the year ended December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning the number and value of any outstanding SCA awards and unvested restricted share awards held by the Named Executive Officers at December 31, 2007. None of our Named Executive Officers exercised any SCAs during the year ended December 31, 2007. There was no public market for Intelsat Holdings’ common stock as of December 31, 2007.

	Share-Based Compensation Arrangements				Restricted Share Awards
Name	Number of Securities Underlying Unexercised SCAs Which Are Exercisable	Number of Securities Underlying Unexercised SCAs Which Are Unexercisable	SCA Exercise Price	SCA Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (1)
David McGlade	—	—	—	—	184,640	—

Jeffrey Freimark	27,138	50,399	$250	4/1/2016	—	—
	2,492	4,629	$243	7/3/2016	—	—

James Frownfelter	30,998	78,407	$243	7/3/2016	—	—
	2,294	4,587	$25	10/8/2014	—	—

Phillip Spector	—	—	—	—	81,577	—

Anita Beier	1,845	4,667	$243	7/3/2016	—	—

(1)	Any common shares held by employees as a result of the exercise of SCAs may be repurchased by Intelsat Holdings, and any outstanding but unexercised SCAs may be cancelled, at any time after termination of employment. Shares issued as a result of the exercise of SCAs may be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enable Intelsat Holdings to recover the shares without transferring any appreciation in value if the employee terminates voluntarily, for accounting purposes, the SCA is not deemed to be granted under SFAS 123R. Accordingly, there is no market value for vested or unvested SCAs. See Note 4—Share-Based Compensation to our consolidated financial statements for additional information on our share-based awards. See the Benefits and Payments Upon Termination Table contained herein for an explanation of the value attributed to restricted shares. Also, it should be noted that in accordance with the BC Share Purchase Agreement, on February 4, 2008 at the close of the New Sponsors Acquisition Transactions, shares of Intelsat Holdings (including purchased and vested restricted shares held by Named Executive Officers) were sold for approximately $400 per share in cash, and holders of vested SCAs (including Named Executive Officers) received cash in the amount of approximately $400 per share less the exercise price of such SCAs in exchange for such vested SCAs. Based on a per share price of $400, Mr. McGlade’s and Mr. Spector’s unvested shares would have had an approximate value of $73,856,000 and $32,630,800, respectively.

SCA Exercises and Stock Vested

The following table sets forth certain information regarding the number of restricted shares issued under the 2005 Plan that vested in 2007 and corresponding amounts realized by the Named Executive Officers. No SCA awards were exercised during 2007 and no value was realized on vesting.

	Stock Awards
Name	Number of Shares Acquired on Vesting		Value Realized on Vesting
David McGlade	19,836	(1)	(2)
Phillip Spector	8,764	(1)	(2)

(1)	Represents restricted shares that vested during 2007 pursuant to the terms of awards made under the 2005 Plan.
(2)	The last independent valuation of Intelsat Holdings’ common stock was performed at July 3, 2006, and based on this value, the value realized on vesting of time vesting restricted shares during 2007 would be $4,820,148 and $2,129,652 for Messrs. McGlade and Spector, respectively. It should be noted that in accordance with the BC Share Purchase Agreement, on February 4, 2008, at the close of the New Sponsors Acquisition Transactions, shares of Intelsat Holdings (including purchased and vested restricted shares held by Named Executive Officers) were sold for approximately $400 per share in cash. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Significant Transactions—The New Sponsors Acquisition Transactions for further details on these transactions. Based on a per share price of $400, the value realized on the vesting of time vesting restricted shares during 2007 would have been approximately $7,934,400 and $3,505,600, respectfully.

Pension Benefits

No Named Executive Officer was a participant in any pension plan during 2007.

Nonqualified Deferred Compensation

PanAmSat Holdco maintained a nonqualified deferred compensation program for certain executive officers that was terminated as part of the PanAmSat Acquisition Transactions. Mr. Frownfelter was the only Named Executive Officer participating in the program. Half of his account balance was paid out by PanAmSat Holdco in 2006 following the completion of the PanAmSat Acquisition Transactions; the balance of his account was paid out on January 12, 2007. No other deferred compensation programs are maintained for the Company’s Named Executive Officers.

Name	Executive Contributions in 2007	Registrant Contributions in 2007	Aggregate Earnings in 2007	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2007
James Frownfelter (1)	—	$—	$82,748	$3,193,285	—

(1)	No amounts in this table have been reported by the Company in prior years as compensation for Mr. Frownfelter; amounts would have been reportable by PanAmSat Corporation prior to the PanAmSat acquisition.

Severance and Change of Control Arrangements

Upon termination of employment, the Named Executive Officers other than Ms. Beier may receive payments under their employment agreements, some of which are described in detail immediately following the Summary Compensation Table.

If Ms. Beier’s employment had been terminated as of December 31, 2007, she would have been eligible for a severance benefit of nine months’ base salary, or $202,527. Beginning on January 6, 2008, if Ms. Beier’s employment is terminated, she will be eligible for a severance benefit of six months of her base salary, or $135,018. Ms. Beier will also be eligible for outplacement services and health insurance through COBRA.

Benefits and Payments Upon Termination

The following is a table which shows, hypothetically, what each of the current Named Executive Officers would receive upon termination of employment under varying circumstances, assuming such termination occurred on December 31, 2007. However, this table does not take into account any performance-based restrictions on equity grants or vesting, except in the case of a change of control, as defined in applicable agreements, nor does it reflect all of the restrictions and other provisions of relevant employment contracts and the applicable Shareholders Agreement, described earlier. Thus, this table does not represent guarantees to any Named Executive Officer that he or she will receive the amounts set forth herein.

Name	Resignation Without Good Reason		Resignation With Good Reason or Involuntary Not for Cause Termination		Resignation With Good Reason or Involuntary Not For Cause Termination Following a Change in Control		Death or Disability		For Cause Termination
David McGlade
Salary and Accrued Vacation	$103,315	(1)	$103,315	(1)	$103,315	(1)	$103,315	(1)	$103,315	(1)
Severance	—		$1,628,000	(2)	$1,982,500	(3)	—		—
Time Vesting Shares—Vested	$124,388	(4)	$14,058,765	(5)	$14,058,765	(5)	$14,058,765	(5)	—
Time Vesting Shares—Unvested and Accelerated	—		—		$10,041,975	(6)	$10,041,975	(6)	—
Performance Shares—Remaining Outstanding	—		—	(7)	—	(8)	—	(8)	—
Performance Shares—Unvested and Accelerated	—		—		$34,825,545	(9)	—		—

	$227,703		$15,790,080		$61,012,100		$24,204,055		$103,315

Jeffrey Freimark
Salary and Accrued Vacation	$21,643	(1)	$21,643	(1)	$21,643	(1)	$21,643	(1)	$21,643	(1)
Severance	—		$905,850	(10)	$905,850	(11)	—		—
Time Vesting SCAs—Vested	—	(12)	—	(13)	—	(13)	—	(13)	—
Time Vesting SCAs—Unvested and Accelerated	—		—		—	(14)	—	(14)	—

	$21,643		$927,493		$927,493		$21,643		$21,643

James Frownfelter
Salary and Accrued Vacation	$78,375	(1)	$78,375	(1)	$78,375	(1)	$78,375	(1)	$78,375	(1)
Severance	—		$1,175,625	(15)	$1,175,625	(16)	—		—
Time Vesting SCAs—Vested	$500,092	(12)	$500,092	(13)	$500,092	(13)	$500,092	(13)	—
Time Vesting SCAs—Unvested and Accelerated	—		$999,966	(14)	$999,966	(14)	$999,966	(14)	—

	$578,467		$2,754,058		$2,754,058		$1,578,433		$78,375

Phillip Spector
Salary and Accrued Vacation	$56,986	(1)	$56,986	(1)	$56,986	(1)	$56,986	(1)	$56,986	(1)
Severance	—		$808,500	(10)	$1,029,350	(11)	—		—
Time Vesting Shares—Vested	$54,958	(4)	$6,211,566	(5)	$6,211,566	(5)	$6,211,566	(5)	—
Time Vesting Shares—Unvested and Accelerated	—		—		$4,436,694	(6)	$4,436,694	(6)	—
Performance Shares—Remaining Outstanding	—		—	(7)	—	(8)	—	(8)	—
Performance Shares—Unvested and Accelerated	—		—		$15,386,517	(9)	—		—

	$111,944		$7,077,052		$27,121,113		$10,705,246		$56,986

Anita Beier
Salary and Accrued Vacation	$12,290	(1)	$12,290	(1)	$12,290	(1)	$12,290	(1)	$12,290	(1)
Severance	—		$202,527	(17)	$202,527	(17)	—		—
Time Vesting SCAs—Vested	—	(18)	—	(19)	—	(20)	—	(21)	—
Time Vesting SCAs—Unvested and Accelerated	—		—		—	(14)	—	(14)	—

	$12,290		$214,817		$214,817		$12,290		$12,290

(1)	Represents earned and unpaid compensation through date of termination, which is one week of pay as of December 31, 2007 based on our biweekly pay policy. Also includes accrued vacation as of December 31, 2007.
(2)	Payment equal to base salary plus maximum bonus of 100% of base pay, to be paid 50% on the first business day following the six-month anniversary of termination and in six equal monthly installments thereafter.
(3)	Payment equal to base salary plus the greater of maximum bonus of 100% of base pay, or the annual bonus paid for the year immediately preceding the year in which termination occurs, to be paid in twelve equal monthly installments.
(4)	Time vesting shares that are vested may be purchased at any time following termination of employment at a price per share equal to the fair market value of such share as determined on the date of the 2005 Acquisition Transactions based on the valuation as of such date ($2.15 per share).
(5)	Time vesting shares that are vested may be repurchased at any time during the two-year period following termination at a price per share equal to the fair market value of such share as determined on the date of the most recent independent valuation prior to termination ($243 per share, obtained in July, 2006). It should be noted that in accordance with the BC Share Purchase Agreement, on February 4, 2008 at the close of the New Sponsors Acquisition Transactions, shares of Intelsat Holdings (including purchased and vested restricted shares held by Named Executive Officers) were sold for approximately $400 per share in cash.
(6)	Any time vesting shares that are not vested at the date of termination will vest and be repurchased as described in footnote (5).
(7)	Unvested performance shares would remain outstanding for 180 days and if not vested on the 180th day, will be forfeited.
(8)	Unvested performance shares would remain outstanding and would vest pro rata through date of termination if the Former Sponsors received a cumulative total return exceeding certain thresholds (as defined in the applicable employment agreement). If such cumulative return was not met prior to the eighth anniversary of the closing of the 2005 Acquisition Transactions, all such unvested performance vesting shares would be forfeited. Since the cumulative total return was not met as of December 31, 2007, no amounts are shown here. Note that the closing of the New Sponsors Acquisition Transactions resulted in a cumulative total return to the Former Sponsors in excess of 4.5 times the amount invested, and, as a result, Messrs. McGlade and Spector vested and were cashed out of all of these performance shares.
(9)	If the Former Sponsors received a cumulative total return exceeding certain thresholds (as defined in the applicable employment agreement), all performance shares were to vest. Assuming the cumulative total return goals were met on a change of control at year end, this amount represents what would have been paid as of December 31, 2007 based on the most recent independent valuation ($243 per share, obtained in July 2006). Note that the closing of the New Sponsors Acquisition Transactions on February 4, 2008 resulted in a cumulative total return to the Former Sponsors in excess of 4.5 times the amount invested, and, as a result, Messrs. McGlade and Spector vested and were cashed out of all of these performance shares for approximately $400 per share in cash.
(10)	Payment equal to base salary plus maximum bonus of 65% of base pay, to be paid 50% on the first business day following the six-month anniversary of termination and in six equal monthly installments thereafter.
(11)	Payment equal to base salary plus the greater of maximum bonus of 65% of base pay, or the annual bonus paid for the year immediately preceding the year in which termination occurs, to be paid in twelve equal monthly installments.
(12)	Time vesting SCAs that are vested and unexercised may be cancelled (and vested shares resulting from the exercise of SCAs may be repurchased) at any time during the two-year period following termination. Payment on cancellation or repurchase will be based on a price per share equal to the lesser of the fair market value of such shares as determined on the date of the most recent independent valuation prior to termination ($243 per share, obtained in July 2006) less the exercise price, or if the shares are held by the executive as a result of the exercise of the SCAs, the exercise price. It should be noted that in accordance with the BC Share Purchase Agreement, on February 4, 2008 at the close of the New Sponsors Acquisition Transactions, shares of Intelsat Holdings (including purchased and vested restricted shares held by Named Executive Officers) were sold for approximately $400 per share in cash.
(13)	Time vesting SCAs that are vested and unexercised may be cancelled (and vested shares resulting from the exercise of SCAs may be repurchased) at any time following termination. Payment on cancellation or repurchase will be based on a price per share equal to the fair market value of such share as determined on the date of the most recent independent valuation prior to termination ($243 per share, obtained in July 2006) less the exercise price. It should be noted that in accordance with the BC Share Purchase Agreement, on February 4, 2008 at the close of the New Sponsors Acquisition Transactions, shares of Intelsat Holdings (including purchased and vested restricted shares held by Named Executive Officers) were sold for approximately $400 per share in cash.
(14)	Any time vesting SCAs that are not vested at the date of termination will vest. Cancellation and repurchase may be effected at any time following termination and payment will be made, all as provided in footnote 13.
(15)	Payment equal to base salary plus maximum bonus of 87.5% of base pay, to be paid 50% on the first business day following the six-month anniversary of termination and in six equal monthly installments thereafter.
(16)	Payment equal to base salary plus maximum bonus of 87.5% of base pay, or the base pay plus target bonus paid in the prior year if higher, payable in twelve equal monthly installments.

(17)	Payment is equal to nine months’ base salary payable in a lump sum at termination. This benefit is reduced to six months’ base salary effective January 6, 2008.
(18)	Time vesting SCAs that are vested and unexercised may be exercised within 90 days. Such vested SCAs may be cancelled by the Company at any time following termination. Any shares held as a result of exercise of vested SCAs may be repurchased at any time following termination at a price per share equal to the lesser of the fair market value of such shares determined on the date of termination and the exercise price.
(19)	Time vesting SCAs that are vested and unexercised may be exercised within one year. Such vested SCAs may be cancelled by the Company at any time following termination for a payment in amount equal to the fair market value of such shares as of the termination date less the exercise price. Vested shares resulting from the exercise of SCAs may be repurchased at any time following termination at a price per share equal to the fair market value of the shares, or for shares acquired upon exercise after termination, at a price equal to the fair market value as of the applicable exercise event.
(20)	Any time vesting SCAs that are not vested at the date of termination will vest. Unexercised shares must be exercised within one year of termination. Cancellation and repurchase may be effected at any time following termination and payment will be made, all as provided in footnote 19.
(21)	Any time vesting SCAs that are not vested at the date of termination will vest. Cancellation and repurchase may be effected at any time following termination and payment will be made, all as provided in footnote 19.

Director Compensation

We do not compensate our directors for their service on the board of directors or any committee of the board of directors. Non-executive members of the board were reimbursed for travel and other out-of-pocket expenses related to their board service pursuant to a monitoring fee agreement entered into with the Former Sponsors and related parties. A new monitoring fee agreement was entered into on February 4, 2008 with the New Sponsors. For more information regarding the monitoring fee agreements, see Item 13—Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Transactions—Monitoring Fee Agreements and Transaction Fees. Mr. Joseph Wright, Jr. serves as chairman of our board of directors. Mr. Wright is not, nor was he, a Named Executive Officer. The terms of his employment agreement are set forth below.

Employment Agreement with Mr. Wright

Intelsat Holdings and Intelsat, Ltd. entered into an employment agreement with Mr. Wright on July 3, 2006, under which he began employment as Chairman of the Board of Directors. The agreement has a term of two years, with an option to extend for an additional year by mutual agreement. The employment agreement provides that Mr. Wright will be paid an annual base salary of $600,000 during the term, which will be reviewed for increase no less frequently than annually. The employment agreement also provides that Mr. Wright will be eligible for an annual discretionary bonus with a maximum payment of 100% of his annual base salary, based on meeting pre-established performance targets. During the employment term, Mr. Wright generally will be eligible to participate in our and Intelsat Holdings’ employee benefit plans and programs and will receive certain perquisites set forth in the employment agreement.

Under the employment agreement, Mr. Wright received on July 3, 2006 a grant of 54,702 SCAs, permitting him to purchase Intelsat Holdings common shares. Such SCAs, or the new SCAs, were to vest in equal monthly installments over twenty-four months commencing on the last day of the first full month following Mr. Wright’s start date and subject to his continued employment through each applicable vesting date; provided, however, that if Mr. Wright’s employment terminates due to the expiration of his initial two-year employment period, all such unvested SCAs shall vest at the date of such termination and, subject to applicable transfer and other restrictions, any such unexercised SCA may be exercised at any time prior to the expiration of such SCA. The vesting of these time-vesting SCAs were to accelerate one year after any event that caused the Former Sponsors (or other private equity investors) to cease to own 40% or more of Intelsat Holdings.

Mr. Wright also rolled over options on common stock of PanAmSat Holdco having a value of $2 million into SCAs to purchase 9,174 Intelsat Holdings common shares, such shares having the same aggregate in-the-money value. Such SCAs, or the rollover SCAs, have the same terms and conditions (other than the number and type of shares and exercise price applicable thereto) as were in effect prior to such conversion; provided, however, that if Mr. Wright’s employment terminates due to the expiration of his initial two-year employment period, all such unvested SCAs shall vest at the date of such termination. The rollover SCAs also entitle Mr. Wright to receive dividend payments with respect to that number of Intelsat Holdings common shares having a value equivalent to the in-the-money value of his rollover SCAs. Any such amount payable in respect of rollover SCAs that were not vested as of the date such dividend was payable were to be held in escrow until such SCAs vested.

Any common shares held by Mr. Wright as a result of the exercise of SCAs may be repurchased by us, and any SCAs may be cancelled, at any time after his termination of employment. Shares issued as a result of the exercise of SCAs may be repurchased at either fair market value or the lesser of fair market value and the exercise price, depending upon the circumstances as defined in the agreement. Notwithstanding the foregoing, if Mr. Wright’s employment terminates due to the expiration of his initial two-year employment period, then neither common shares nor SCAs may be repurchased or cancelled.

Except as described below, if Mr. Wright’s employment is terminated without cause or if he resigns for good reason (in either case as defined in the employment agreement), subject to his continued compliance with the restrictive covenants described below, he will be paid an amount equal to 200% (reduced by 8.33% for each month of the first twelve months following his start date and preceding his date of termination, if applicable) of the sum of his annual base salary and target annual bonus. Mr. Wright will also be paid any earned but unpaid compensation. In addition, his unvested rollover SCAs will vest, and his unvested new SCAs will be forfeited unless such termination is within six months following a change of control (as defined in the agreement), in which case they will vest in full. If Mr. Wright’s employment is terminated without cause or if he resigns for good reason within six months following a change of control (as defined in the agreement), the annual bonus portion of the severance calculation described above will instead be based on the highest of his target bonus in effect at termination, his target bonus paid in respect of the previous fiscal year or 100% of his base salary.

In the event that federal and state tax under Section 4999 of the Internal Revenue Code is imposed on any compensation or benefits received by Mr. Wright that relate to his termination of employment by us without cause, by Mr. Wright for good reason or as a result of his death or disability at any time prior to the second anniversary of the completion of the PanAmSat Acquisition Transactions (and solely to the extent such tax results from the completion of the PanAmSat Acquisition Transactions), or in the event that such tax is imposed on any compensation or benefits relating solely to the rollover options, Mr. Wright will receive an additional payment such that he will be placed in the same after-tax position that he would have been in had no such tax been imposed.

Mr. Wright’s employment agreement also provides that, during his employment with Intelsat and for one year after his termination of employment, he will not compete with Intelsat or hire or attempt to hire any person who is or was in the previous year an employee of Intelsat.

Impact of the New Sponsors Acquisition Transactions

In connection with the New Sponsors Acquisition Transactions, existing Intelsat Holdings restricted shares, each an Original Restricted Share, and existing SCAs to purchase Intelsat Holdings shares, each an Original SCA, that were fully vested as of the consummation of the New Sponsors Acquisition Transactions were acquired for cash in accordance with the BC Share Purchase Agreement. In addition, in connection with the New Sponsors Acquisition Transactions, the Board of Directors of Serafina Holdings approved the adoption of the Serafina Holdings 2008 Share Incentive Plan, or the 2008 Plan, a form of Rollover Option Agreement and a form of Class A Restricted Share Agreement, the terms of which are substantially similar to the terms of the 2005 Plan and related grant documents pursuant to which the Original Restricted Shares and Original SCAs were awarded. These events impacted the previously described equity holdings and compensation realized by our Named Executive Officers. Pursuant to the BC Share Purchase Agreement, on February 4, 2008, Jeffrey Freimark

received 45,420.51 options to purchase Serafina Holdings shares, referred to as Rollover Options, James

Frownfelter received 91,787.48 Rollover Options (which were forfeited upon his resignation), and Anita Beier received 5,463.37 Rollover Options in exchange for the cancellation of their unvested Original Options. Each such Rollover Option will vest in equal monthly installments on the last day of each calendar month with respect to 1/60 of the total number of shares originally underlying such time vesting Original Options (subject to the holder’s continued employment) pursuant to the terms of the 2008 Plan and the applicable Rollover Option Agreement. In addition, on February 4, 2008, unvested Original Restricted Shares held by David McGlade and Phillip Spector were contributed to Serafina Holdings in exchange for the issuance of, respectively, 158,810.45 Class A Restricted Shares of Serafina Holdings, referred to as Class A Restricted Shares, and 70,165.54 Class A Restricted Shares, in accordance with the BC Share Purchase Agreement. Each such Class A Restricted Share will vest in equal monthly installments on the last day of each calendar month with respect to 1/60 of the total number of time vesting Original Restricted Shares (subject to the holder’s continued employment) pursuant to the terms of the 2008 Plan and the applicable Class A Restricted Share Agreement. In connection with the New Sponsors Acquisition Transactions, it is expected that new or amended employment agreements will be entered into with certain executive officers of Intelsat Holdings and its subsidiaries. It is also expected that certain executives will be awarded Class B restricted shares of Serafina Holdings in the future.

In connection with the New Sponsors Acquisition Transactions, in accordance with the terms of the BC Share Purchase Agreement, on February 4, 2008, Messrs. McGlade, Freimark and Spector received (prior to the effect of any applicable federal, state or local taxes) $6,313,639, $2,401,841 and $6,995,762, respectively, in exchange for the purchase of their owned Intelsat Holdings shares; Messrs. Frownfelter and Wright received (prior to the effect of any applicable federal, state or local taxes) $2,582,486 and $3,443,064, respectively, in exchange for the cancellation of the rollover SCAs they received as part of a rollover of stock options of PanAmSat Holdco they previously held; and Messrs. McGlade, Freimark, Frownfelter, Spector and Wright and Ms. Beier received (prior to the effect of any applicable federal, state or local taxes) $81,191,359, $9,367,983, $10,326,092, $35,871,919, $8,604,998 and $614,629, respectively, in exchange for the cancellation of other SCAs or purchase of their Intelsat Holdings restricted shares.

In connection with the New Sponsors Acquisition Transactions, the Company adopted the 2008 Intelsat Corporation Retention Bonus Program. The purpose of the program is to retain and motivate key employees who possess the skills required to complete critical functions leading up to and following the closing of the New Sponsors Acquisition Transactions. Pursuant to this program, Ms. Beier is expected to receive a retention bonus in the aggregate amount of $162,022, with 40% of the bonus amount payable on December 31, 2008, and 30% of the bonus amount payable on each of July 1, 2009 and December 31, 2009, respectively. See Item 10 – Directors, Executive Officers and Corporate Governance—Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis section above, referred to as the CD&A, with management and, based on this review and discussion, has recommended to our board of directors that the CD&A be included in this Annual Report on Form 10-K.

Raymond Svider (Chairman)

Egon-Pierre Durban

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Directors, Executive Officers and Principal Shareholders

Intelsat, Ltd. is an indirect, wholly-owned subsidiary of Intelsat Global. Shares of Intelsat Global are currently held by the New Sponsors and certain members of our management and other designated employees.

The members of Intelsat, Ltd.’s board of directors nominated by a New Sponsor may be deemed to beneficially own shares owned by such New Sponsors. The following table and accompanying footnotes show information regarding the beneficial ownership of Intelsat Global’s common shares by:

•	each person known by us to beneficially own 5% or more of Intelsat Global’s outstanding common shares;

•	each of Intelsat Global’s and our directors;

•	each Named Executive Officer and certain other executive officers; and

•	all directors and executive officers as a group.

The percentage of beneficial ownership set forth below is based on approximately 14,823,926.46 Intelsat Global common shares issued and outstanding as of March 10, 2008. All shares listed in the table below are Class A common shares, which are entitled to one vote per share, unless otherwise indicated in the notes thereto. Certain members of management and other designated employees currently hold share-based compensation arrangements entitling them to purchase Class A common shares, and we expect that certain members of management and other designated employees will be granted restricted Class B common shares following the date of this Annual Report on Form 10-K. Unless otherwise indicated, the address of each person named in the table below is or will be c/o Intelsat Global, Ltd., Wellesley House North, 2nd Floor, 90 Pitts Bay Road, Pembroke HM 08, Bermuda.

Name of Beneficial Owner:	Number of Common Shares Beneficially Owned (1)	% of Common Shares (1)
Funds advised by BC Partners(2)	11,330,000.04	76.4%
Funds advised by Silver Lake Partners(3)	2,489,976.25	16.8%
David McGlade(4)	158,810.45	1.1%
Phillip Spector(5)	*	*
Jeffrey Freimark(6)	*	*
James Frownfelter(7)	*	*
Anita Beier(8)	*	*
Directors and Executive Officers as a Group (12 persons)(9)	14,077,979.75	94.9%

*	Represents beneficial ownership of less than one percent of common shares outstanding.
(1)	The amounts and percentages of Intelsat Global’s common shares beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within sixty days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has an economic interest.
(2)	Represents shares held by BC European Capital VIII funds, BC European Capital—Intelsat Co-Investment and Intelsat Co-Investment 1 and BC European Capital—Intelsat Syndication L.P.

(3)	Represents shares held by Silver Lake Partners III, L.P. and Silver Lake Technology Investors III, L.P.
(4)	Mr. McGlade exercises voting power over these shares, a portion of which are subject to vesting and other restrictions described in Item 11—Executive Compensation—Compensation Discussion and Analysis.
(5)	Includes shares held by The Phillip L. Spector Irrevocable Trust.
(6)	Mr. Freimark holds share-based compensation arrangements entitling him to purchase 8,516.31 Class A shares that are exercisable within sixty days of March 10, 2008 under his applicable vesting schedule. See Item 11—Executive Compensation—Compensation Discussion and Analysis.
(7)	Mr. Frownfelter resigned as Chief Operating Officer effective February 22, 2008. See Item 11—Executive Compensation—Compensation Discussion and Analysis.
(8)	Ms. Beier holds share-based compensation arrangements entitling her to purchase 682.92 Class A shares that are exercisable within sixty days of March 10, 2008 under her applicable vesting schedule. See Item 11—Executive Compensation—Compensation Discussion and Analysis.
(9)	Directors and executive officers as a group hold share-based compensation arrangements entitling them to purchase 9,745.59 Class A shares that are exercisable within sixty days of March 10, 2008 under applicable vesting schedules.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Related Party Transactions

Monitoring Fee Agreements and Transaction Fees

In connection with the closing of the New Sponsors Acquisition Transactions, Intelsat Bermuda entered into a monitoring fee agreement, referred to as the 2008 MFA, with the New Sponsors, or affiliates of, or entities advised by, designated by or associated with the New Sponsors, as the case may be, referred to collectively as the 2008 MFA parties, pursuant to which the 2008 MFA parties will provide certain monitoring, advisory and consulting services to Intelsat Bermuda. Pursuant to the 2008 MFA, an annual fee equal to the greater of $6.25 million and 1.25% of adjusted EBITDA (as defined in the Senior Bridge Loan Credit Agreement) will be paid, and Intelsat Bermuda will reimburse the 2008 MFA parties for their out-of-pocket expenses. Intelsat Bermuda also agreed to indemnify the 2008 MFA parties and their directors, officers, employees, agents and representatives for losses relating to the services contemplated by the 2008 MFA and the engagement of the 2008 MFA parties pursuant to, and the performance by them of the services contemplated by, the 2008 MFA.

As payment for certain structuring and advisory services rendered, Intelsat Bermuda paid an aggregate transaction and advisory fee of $60.0 million to the 2008 MFA parties at the closing of the New Sponsors Acquisition Transactions.

In connection with the closing of the PanAmSat Acquisition Transactions, Intelsat Bermuda entered into a monitoring fee agreement, referred to as the 2006 MFA, with the Former Sponsors, or affiliates of, or entities advised by, designated by or associated with, the Former Sponsors, as the case may be, referred to collectively as the 2006 MFA parties, pursuant to which the 2006 MFA parties provided certain monitoring, advisory and consulting services with respect to Intelsat Bermuda, PanAmSat Holdco and their respective subsidiaries. In connection with the consummation of the New Sponsors Acquisition Transactions, this agreement was terminated. Pursuant to the 2006 MFA, an annual fee equal to the greater of $6.25 million and 1.25% of Intelsat Corporation Adjusted EBITDA (as defined in the indenture governing the Intelsat Corporation 9% Senior Notes due 2016) was paid under the 2006 MFA, and Intelsat Bermuda reimbursed the 2006 MFA parties for their out-of-pocket expenses. Intelsat Bermuda also agreed to indemnify the 2006 MFA parties and their directors, officers, employees, agents and representatives for losses relating to the services contemplated by the 2006 MFA and the engagement of the 2006 MFA parties pursuant to, and the performance by them of the services contemplated by, the 2006 MFA. Intelsat recorded expense for services associated with the 2006 MFA of $6.3 million during the year ended December 31, 2006 and $11.2 million during the year ended December 31, 2007.

As payment for certain structuring and advisory services rendered, Intelsat Bermuda paid an aggregate transaction and advisory fee of $40.0 million to the 2006 MFA parties, upon the closing of the PanAmSat Acquisition Transactions on July 3, 2006.

In connection with the closing of the 2005 Acquisition Transactions, Intelsat Bermuda entered into a monitoring fee agreement, referred to as the 2005 MFA, with Intelsat Holdings and the Former Sponsors, or affiliates of, or entities advised by, designated by or associated with, the Former Sponsors, as the case may be, referred to collectively as the 2005 MFA parties, pursuant to which the 2005 MFA parties provided certain monitoring, advisory and consulting services to Intelsat. In connection with the consummation of the New Sponsors Acquisition Transactions, this agreement was terminated. Pursuant to the 2005 MFA, Intelsat Sub Holdco was obligated to pay an annual fee equal to the greater of $6.25 million and 1.25% of adjusted EBITDA as defined in indentures governing Intelsat Sub Holdco’s 8 1 /4% Senior Notes due 2013 and 8 5/8% Senior Notes due 2015, and to reimburse the 2005 MFA parties for their out-of-pocket expenses. Intelsat Sub Holdco also agreed to indemnify the 2005 MFA parties and their directors, officers, employees, agents and representatives for losses relating to the services contemplated by the 2005 MFA and the engagement of the 2005 MFA parties pursuant to, and the performance by them of the services contemplated by, the 2005 MFA. Intelsat recorded expense for services associated with the 2005 MFA of $9.5 million during the period January 1, 2005 to January 31, 2005, $12.0 million during the period February 1, 2005 to December 31, 2005, $11.4 million during the year ended December 31, 2006 and $12.6 million during the year ended December 31, 2007.

As payment for certain structuring and advisory services rendered, Intelsat paid an aggregate transaction and advisory fee of $50.0 million to the 2005 MFA parties upon the closing of the 2005 Acquisition Transactions on January 28, 2005. On May 13, 2005, the 2005 MFA parties waived a portion of the annual fee they were entitled to receive under the 2005 MFA with respect to fiscal year 2004.

SCAs and Restricted Shares

In connection with the closing of the New Sponsors Acquisition Transactions, Messrs. McGlade, Freimark and Spector received cash payments in exchange for the purchase of their owned Intelsat Holdings shares; Messrs. Frownfelter and Wright received cash payments in exchange for the cancellation of the rollover SCAs they received as part of a rollover of stock options of PanAmSat Holdco they previously held; and Messrs. McGlade, Freimark, Frownfelter, Spector and Wright and Ms. Beier received cash payments in exchange for the cancellation of other SCAs or purchase of their Intelsat Holdings restricted shares. See Item 11 – Executive Compensation—Compensation Discussion and Analysis—Impact of the New Sponsors Acquisition Transactions.

Shareholders Agreement

The former shareholders of Intelsat Holdings, including recipients of restricted share awards of Intelsat Holdings, entered into a shareholders agreement relating to Intelsat Holdings on January 28, 2005. The shareholders agreement and the bye-laws of Intelsat Holdings provided, among other things, for the governance of Intelsat Holdings and its subsidiaries and provided specific rights to and limitations upon the holders of Intelsat Holdings’ share capital with respect to shares held by such holders.

Former Sponsor Investment

Hughes Communications, Inc., or Hughes Communications, and Hughes Network Systems, LLC, or HNS, became related parties upon the completion of the 2005 Acquisition Transactions. Apollo, one of the Former Sponsors, is the indirect controlling stockholder of Hughes Communications and HNS. HNS is one of our largest network services customers. We recorded approximately $1.9 million, $22.7 million, $76.3 million and $119.2 million of revenue during the period January 1, 2005 to January 31, 2005, the period February 1, 2005 to December 31, 2005 and the years ended December 31, 2006 and 2007, respectively, for satellite capacity and other services provided to HNS. The receivable outstanding from HNS as of December 31, 2006 and December 31, 2007 was approximately $13.5 million and $12.5 million, respectively. Two members of our board of directors prior to the New Sponsors Acquisition Transactions, Messrs. Africk and Stone, served on the board of directors of Hughes Communications and the board of managers of HNS.

Horizons

We have a 50% ownership interest in Horizons-1, an investment which is accounted for under the equity method of accounting. During the years ended December 31, 2006 and 2007, we recorded expenses of approximately $2.0 million and $3.9 million, respectively, in relation to the utilization of such Ku-band satellite capacity from Horizons-1. Additionally, we provide TT&C services for the Horizons-1 satellite. We recorded revenue for these services of approximately $0.3 million and $0.6 million, respectively, during the years ended December 31, 2006 and 2007.

In March 2007, we entered into an agreement with Horizons-2, an affiliate of the Company, to purchase and assume a launch service contract of Horizons-2. Under the agreement, we agreed to pay Horizons-2 for amounts paid to date of $14.7 million and assumed the remaining contractual obligation payable to the launch services provider. This vehicle is expected to be used for the launch of the Company’s IS-15 satellite.

We have a revenue share agreement with JSAT related to services sold on the Horizons-1 satellite. We recognize revenue under the JSAT revenue share agreement on a net basis. As a result of this agreement, we reduced revenue by $14.8 million for the year ended December 31, 2007. The payable due to JSAT was $2.5 million as of December 31, 2007.

FTI Engagement Contract

We had an engagement contract with FTI Palladium Partners, a division of FTI Consulting, Inc., a corporate finance consulting firm, pursuant to which FTI Palladium Partners provided us interim management services through April 1, 2006 and continues to provide advisory services. During 2005 and 2006, we recognized expenses of $2.6 million and $4.6 million, respectively, for services provided by FTI Palladium Partners. Our former Acting Chief Financial Officer, J. Robert Medlin, was employed by us under this agreement. FTI Palladium Partners was not considered to be a related party during the year ended December 31, 2007.

Receivable from Parent

We had a receivable from our parent, Intelsat Holdings, as of December 31, 2006 and 2007 of $5.8 million and $7.1 million, respectively.

Other Relationships

We utilized the consulting and lobbying services of R. Thompson & Co., which is owned by Robert J. Thompson, Chairman of Jefferson Consulting Group. Mr. Wright, the Chairman of the Board of Intelsat, owns a minority interest in Jefferson Consulting Group. Mr. Wright does not have any ownership or financial interest directly or indirectly in R. Thompson & Co. During the year ended December 31, 2006, Intelsat paid approximately $20 thousand in expenses for services provided by R. Thompson & Co. There were no comparable expenses during the year ended December 31, 2007.

Review and Approval of Related Party Transactions

We review all relationships and transactions in which the Company and our board of directors, executive officers or any beneficial owner of greater than 5% of our common stock or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. Our legal staff is primarily responsible for the development and implementation of processes and controls to obtain information from our directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether the Company or a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to the Company or a related person are disclosed in our Annual Report on Form 10-K. Our audit committee charter also provides for the review of related party transactions by our audit committee.

In addition, we and our board of directors follow the requirements set forth in the transactions with affiliates covenant contained in our indentures and credit agreement. In summary, these agreements provide that we will not, and we will not permit any of our restricted subsidiaries to, directly or indirectly, make any payment to, or sell, lease, transfer or otherwise dispose of any of our properties or asset to, or purchase any property or assets from, or enter into or make or amend any transaction or series of transactions, contract, agreement, understanding, loan, advance or guarantee with or for the benefit of, any affiliate (as defined in the agreements) involving aggregate consideration in excess of specified thresholds, unless we determine that the terms of such transaction are not materially less favorable to such company than those that could have been obtained in a comparable transaction by such company with an unrelated person and that the terms of such transaction are substantially as favorable to such company as it would obtain in a comparable arm’s-length transaction with a person that is not an affiliate, subject to certain exceptions specified in such agreements. Copies of our indentures and credit agreement are on file with the SEC as exhibits to our periodic filings.

Director Independence

We are a privately held corporation. Under current rules of public trading markets, such as the NASDAQ and the New York Stock Exchange, none of our directors would be deemed to be “independent”, as each of them is either associated with the New Sponsors or is a member of our management.

Item 14.	Principal Accountant Fees and Services

Audit Fees

Our audit fees for 2007 were $5.3 million and for 2006 were $4.7 million.

Audit-Related Fees

Our audit-related fees for 2006 and 2007 were $18 thousand for each year. Our audit-related fees for 2006 and 2007 included agreed-upon procedures related to our most favored customer, or MFC, contractual obligations entered into at privatization.

Tax Fees

None.

All Other Fees

None.

Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC requirements regarding auditor independence, the audit committee has adopted a policy to pre-approve services to be provided by our independent registered public accounting firm prior to commencement of the specified service. The requests for pre-approval are submitted to the audit committee, or a designated member of the audit committee, by the Chief Financial Officer or the Controller of Intelsat, and the audit committee chairman executes engagement letters from our independent registered public accounting firm following approval by audit committee members, or the designated member of the audit committee. All services performed by KPMG LLP during 2007 were pre-approved by the audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are included in this Annual Report on Form 10-K:

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2006 and 2007	F-3

Consolidated Statements of Operations for the Period January 1, 2005 to January 31, 2005 (Predecessor Entity), for the Period February 1, 2005 to December 31, 2005 (Successor Entity) and for the Years Ended December 31, 2006 and 2007

F-4

Consolidated Statements of Changes in Shareholder’s Equity (Deficit) for the Period January 1, 2005 to January 31, 2005 (Predecessor Entity), for the Period February 1, 2005 to December 31, 2005 (Successor Entity) and for the Years Ended December 31, 2006 and 2007

F-5

Consolidated Statements of Cash Flows for the Period January 1, 2005 to January 31, 2005 (Predecessor Entity), for the Period February 1, 2005 to December 31, 2005 (Successor Entity) and for the Years Ended December 31, 2006 and 2007

F-6
Notes to Consolidated Financial Statements	F-7
(a)(2) The following financial statement schedule is included in this Annual Report on Form 10-K:
Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2005, 2006 and 2007	S-1
(a)(3) List of Exhibits: The exhibits filed as part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT, LTD.

By	/s/ DAVID MCGLADE
David McGlade
Chief Executive Officer

Date: March 20, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID MCGLADE David McGlade	Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2008

/s/ JEFFREY FREIMARK Jeffrey Freimark	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 20, 2008

/s/ ANITA BEIER Anita Beier	Senior Vice President and Controller, Intelsat Corporation (Principal Accounting Officer)	March 20, 2008

/s/ JOSEPH WRIGHT Joseph Wright	Chairman and Director	March 20, 2008

/s/ RAYMOND SVIDER Raymond Svider	Vice Chairman and Director	March 20, 2008

/s/ KEVIN O’DONOHUE Kevin O’Donohue	Director	March 20, 2008

/S/ EGON-PIERRE DURBAN Egon-Pierre Durban	Director	March 20, 2008

Intelsat, Ltd.

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2006 and 2007	F-3

Consolidated Statements of Operations for the Period January 1, 2005 to January 31, 2005 (Predecessor Entity), for the Period February 1, 2005 to December  31, 2005 (Successor Entity) and for the Years Ended December 31, 2006 and 2007

F-4

Consolidated Statements of Changes in Shareholder’s Equity (Deficit) for the Period January 1, 2005 to January 31, 2005 (Predecessor Entity), for the Period February 1, 2005 to December  31, 2005 (Successor Entity) and for the Years Ended December 31, 2006 and 2007

F-5

Consolidated Statements of Cash Flows for the Period January 1, 2005 to January 31, 2005 (Predecessor Entity), for the Period February 1, 2005 to December  31, 2005 (Successor Entity) and for the Years Ended December 31, 2006 and 2007

F-6
Notes to Consolidated Financial Statements	F-7
Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2005, 2006 and 2007	S-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder

Intelsat, Ltd.

We have audited the consolidated financial statements of Intelsat, Ltd. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelsat, Ltd. and subsidiaries as of December 31, 2006 and 2007, and the results of their operations and their cash flows for the period January 1, 2005 to January 31, 2005 (predecessor entity), for the period February 1, 2005 to December 31, 2005 (successor entity), and for the years ended December 31, 2006 and 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007. As discussed in Note 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2007. As discussed in Note 2 to the consolidated financial statements, the Company adopted SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, as of January 1, 2006.

/s/ KPMG LLP

McLean, Virginia

March 20, 2008

Intelsat, Ltd.

Consolidated Balance Sheets

(in thousands, except share amounts)

	As of December 31, 2006	As of December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$583,656	$426,569
Receivables, net of allowance of $29,946 in 2006 and $32,788 in 2007	301,018	316,593
Deferred income taxes	42,403	44,944
Tax indemnification receivable	34,009	—
Prepaid expenses and other current assets	22,874	63,139

Total current assets	983,960	851,245
Satellites and other property and equipment, net	4,729,135	4,586,348
Goodwill	3,908,032	3,900,193
Non-amortizable intangible assets	1,676,600	1,676,600
Amortizable intangible assets, net	785,004	691,490
Other assets	318,677	347,456

Total assets	$12,401,408	$12,053,332

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$142,278	$139,613
Taxes payable	72,547	984
Employee related liabilities	71,267	50,006
Customer advances for satellite construction	41,543	30,610
Accrued interest payable	243,918	176,597
Current portion of long-term debt	69,817	77,995
Deferred satellite performance incentives	18,374	24,926
Other current liabilities	105,025	117,994

Total current liabilities	764,769	618,725
Long-term debt, net of current portion	11,209,798	11,187,409
Deferred satellite performance incentives, net of current portion	132,449	124,331
Deferred revenue, net of current portion	148,867	167,693
Deferred income taxes	460,207	411,978
Accrued retirement benefits	98,573	82,340
Other long-term liabilities	128,086	183,240
Commitments and contingencies (See Notes 14 and 15)
Shareholder’s deficit:
Ordinary shares, 12,000 shares authorized, issued and outstanding	12	12
Paid-in capital	29,746	35,091
Accumulated deficit	(571,174)	(763,561)
Accumulated other comprehensive income	75	6,074

Total shareholder’s deficit	(541,341)	(722,384)

Total liabilities and shareholder’s deficit	$12,401,408	$12,053,332

See accompanying notes to consolidated financial statements.

Intelsat, Ltd.

Consolidated Statements of Operations

(in thousands)

	Predecessor Entity	Successor Entity
	January 1, 2005 to January 31, 2005	February 1, 2005 to December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007
Revenue	$97,917	$1,073,566	$1,662,666	$2,183,079
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	26,939	215,590	274,280	323,557
Selling, general and administrative	55,491	142,824	198,189	238,490
Depreciation and amortization	39,184	534,329	701,517	784,120
Impairment of asset value	69,227	—	48,974	—
Restructuring costs	263	—	26,452	9,258
Loss on undesignated interest rate swap	—	—	11,731	11,699

Total operating expenses	191,104	892,743	1,261,143	1,367,124

Income (loss) from operations	(93,187)	180,823	401,523	815,955
Interest expense, net	12,024	365,418	724,141	992,750
Other expense, net	(115)	(8,191)	(27,246)	(137)

Loss before income taxes	(105,326)	(192,786)	(349,864)	(176,932)
Provision for income taxes	4,400	22,772	18,850	14,957

Net loss	$(109,726)	$(215,558)	$(368,714)	$(191,889)

See accompanying notes to consolidated financial statements.

Intelsat, Ltd.

Consolidated Statements of Changes in Shareholder’s Equity (Deficit)

(in thousands, except share amounts)

	Ordinary		Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Ordinary Shares Purchased By Subsidiary	Total Shareholder’s Equity (Deficit)	Total Comprehensive Loss
	Shares	Amount
Predecessor entity
Balance, December 31, 2004	160,382,120	$500,000	$1,301,886	$610,520	$233	$(106,818)	$2,305,821
Retirement of shares held by subsidiary	(6,284,635)	—	—	—	—	106,818	106,818
Net loss for period January 1, 2005 to January 31, 2005	—	—	—	(109,726)	—	—	(109,726)	$(109,726)

Balance, January 31, 2005 (prior to Acquisition Transactions)	154,097,485	500,000	1,301,886	500,794	233	—	2,302,913

Acquisition Transactions	(154,085,485)	(499,988)	(788,275)	(500,794)	(233)	—	(1,789,290)

Successor entity
Balance, February 1, 2005	12,000	12	513,611	—	—	—	513,623
Net loss for period February 1, 2005 to December 31, 2005	—	—	—	(215,558)	—	—	(215,558)	$(215,558)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	177	—	177	177

Total comprehensive loss								$(215,381)

Capital contribution from parent for vested restricted stock awards	—	—	182	—	—	—	182
Dividends to shareholder	—	—	(504,689)	—	—	—	(504,689)

Balance, December 31, 2005	12,000	12	9,104	(215,558)	177	—	(206,265)

Adjustment to initially apply SAB 108, net of tax				13,098			13,098
Net loss	—	—	—	(368,714)	—	—	(368,714)	$(368,714)
Other comprehensive loss	—	—	—	—	(102)	—	(102)	(102)

Total comprehensive loss								$(368,816)

Liabilities assumed by parent	—	—	20,642	—	—	—	20,642

Balance, December 31, 2006	12,000	12	29,746	(571,174)	75	—	(541,341)

Cumulative effect of adoption of FIN 48	—	—	—	(498)	—	—	(498)
Net loss	—	—	—	(191,889)	—	—	(191,889)	$(191,889)
Minimum pension liability, net of tax of ($1.1) million	—	—	—	—	(1,870)		(1,870)	(1,870)
Other comprehensive income	—	—	—	—	91	—	91	91

Total comprehensive loss								$(193,668)

Adjustment to initially apply SFAS 158, net of tax of $4.2 million	—	—	—	—	7,778	—	7,778
Liabilities assumed by parent	—	—	5,345	—	—	—	5,345

Balance, December 31, 2007	12,000	$12	$35,091	$(763,561)	$6,074	$—	$(722,384)

See accompanying notes to consolidated financial statements.

Intelsat, Ltd

Consolidated Statements of Cash Flows

(in thousands)

	Predecessor Entity	Successor Entity
	Period January 1, 2005 to January 31, 2005	Period February 1, 2005 to December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007
Cash flows from operating activities:
Net loss	$(109,726)	$(215,558)	$(368,714)	$(191,889)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,184	534,329	701,517	784,120
Impairment of asset value	69,227	—	48,974	—
Provision for doubtful accounts	(5,799)	932	3,411	12,199
Foreign currency transaction (gain) loss	75	(953)	124	(482)
(Gain) loss on disposal of assets	—	—	(481)	262
Share-based compensation expense	—	—	2,666	5,046
Compensation cost paid by parent	—	—	18,146	288
Deferred income taxes	585	(5,849)	(14,876)	(37,701)
Amortization and write-off of bond discount and issuance costs	430	59,768	76,905	105,011
Share in loss of affiliates	402	11,913	32,410	6,838
Loss on undesignated interest rate swap	—	—	16,778	21,596
Loss on prepayment of debt and other non-cash items	—	—	—	13,351
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(32,168)	49,366	(46,858)	(24,573)
Prepaid expenses and other assets	3,194	(16,931)	65,980	(38,309)
Accounts payable and accrued liabilities	51,722	92,215	(78,699)	(95,964)
Deferred revenue	(2,388)	(27,992)	13,939	17,041
Accrued retirement benefits	(27)	2,364	(3,011)	(6,982)
Other long-term liabilities	(3,327)	10,024	(19,655)	(12,831)

Net cash provided by operating activities	11,384	493,628	448,556	557,021

Cash flows from investing activities:
Payments for satellites and other property and equipment	(953)	(132,554)	(152,086)	(543,612)
Proceeds from insurance receivable	38,561	19,759	—	—
PanAmSat Acquisition Transactions, net of cash acquired	—	—	(3,152,521)	—
Other investing activities	—	—	—	2,624

Net cash provided by (used in) investing activities	37,608	(112,795)	(3,304,607)	(540,988)

Cash flows from financing activities:
Repayments of long-term debt	—	(202,625)	(655,057)	(1,661,580)
Proceeds from issuance of long-term debt	—	305,348	2,915,000	1,595,000
New debt issuance costs	—	(4,243)	(102,900)	(31,017)
Proceeds from credit facility borrowings	—	200,000	944,750	—
Repayments of funding of capital expenditures by customer	—	—	—	(41,282)
Payment of premium on early retirement of debt	—	—	—	(10,000)
Principal payments on deferred satellite performance incentives	(475)	(4,621)	(12,427)	(18,556)
Principal payments on capital lease obligations	—	(5,568)	(9,605)	(6,167)
Dividends to shareholder	—	(504,689)	—	—

Net cash provided by (used in) financing activities	(475)	(216,398)	3,079,761	(173,602)

Effect of exchange rate changes on cash	(75)	953	(124)	482

Net change in cash and cash equivalents	48,442	165,388	223,586	(157,087)
Cash and cash equivalents, beginning of period	141,320	194,682	360,070	583,656

Cash and cash equivalents, end of period	$189,762	$360,070	$583,656	$426,569

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$475	$285,246	$549,445	$949,735
Income taxes paid	174	22,242	57,950	65,301
Supplemental disclosure of non-cash investing and financing activities:
Capitalization of deferred satellite performance incentives	$—	$—	$14,585	$19,100
Accrued capital expenditures	—	1,437	39,441	26,727
Unrealized gain on available-for-sale securities, net of tax	—	177	—	—

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

On February 4, 2008, Serafina Acquisition Limited, referred to as Serafina, completed its acquisition of 100% of the equity ownership of Intelsat Holdings, Ltd., referred to as Intelsat Holdings, for total cash consideration of approximately $5.0 billion, pursuant to a Share Purchase Agreement, dated as of June 19, 2007 (the “BC Share Purchase Agreement”), among Serafina, Intelsat Holdings, certain shareholders of Intelsat Holdings and Serafina Holdings Limited, referred to as Serafina Holdings, the direct parent of Serafina. This transaction is referred to as the New Sponsors Acquisition (see Note 20—Subsequent Events).

On July 3, 2006, Intelsat (Bermuda), Ltd., referred to as Intelsat Bermuda, a wholly-owned indirect subsidiary of Intelsat Holdings, completed the acquisition of PanAmSat Holding Corporation, referred to as PanAmSat Holdco, pursuant to a merger agreement dated as of August 28, 2005, by and among Intelsat Bermuda, Proton Acquisition Corporation, referred to as Merger Sub, a wholly-owned subsidiary of Intelsat Bermuda, and PanAmSat Holdco (the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub merged with and into PanAmSat Holdco, with PanAmSat Holdco surviving the merger. On July 3, 2006, following the completion of the acquisition, PanAmSat Holdco was renamed “Intelsat Holding Corporation” and PanAmSat Corporation was renamed “Intelsat Corporation,” referred to as Intelsat Corporation. Upon completion of the PanAmSat Acquisition Transactions (as defined below), PanAmSat Holdco became a wholly-owned subsidiary of Intelsat Bermuda (see Note 3(b)—Acquisitions—The PanAmSat Acquisition Transactions). As a result of the PanAmSat Acquisition Transactions, the financial results of Intelsat for the year ended December 31, 2006 include the results of Intelsat Holding Corporation and its subsidiaries beginning July 1, 2006. Although the effective date of the PanAmSat Acquisition Transactions was July 3, 2006, due to the immateriality of the results of operations for the period between July 1, 2006 and July 3, 2006, the Company has accounted for the PanAmSat Acquisition Transactions as if they had occurred on July 1, 2006.

On January 28, 2005, the Company was acquired by Intelsat Holdings, formerly known as Zeus Holdings, Limited, a Bermuda company formed at the direction of funds advised by or associated with Apax Partners Worldwide LLP and Apax Partners, L.P., referred to jointly as Apax Partners, Apollo Management V, L.P., referred to as Apollo, MDP Global Investors, Limited, referred to as MDP Global, and Permira Advisers LLC, referred to as Permira. Each of Apax Partners, Apollo, MDP Global and Permira is referred to as a Former Sponsor and the funds advised by or associated with each Former Sponsor are referred to as a Former Investor

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

group. The Former Investor groups collectively are referred to as the Former Investors. Prior to the acquisition of Intelsat, funds advised by or associated with MDP Global transferred less than 0.1% of their interest in Intelsat Holdings to an unaffiliated investment partnership and references to the Former Investors include this partnership. The acquisition and related financings are referred to collectively as the 2005 Acquisition Transactions and are discussed in more detail in Note 3(c)—Acquisitions—Acquisition by Intelsat Holdings, Ltd. As a result of the 2005 Acquisition Transactions, the 2005 financial results of Intelsat have been separately presented for the “Predecessor Entity” for the period January 1, 2005 through January 31, 2005 and for the “Successor Entity” for the period February 1, 2005 through December 31, 2005. Although the effective date of the 2005 Acquisition Transactions was January 28, 2005, due to the immateriality of the results of operations for the period between January 28, 2005 and January 31, 2005, the Company has accounted for the 2005 Acquisition Transactions as if they had occurred on January 31, 2005.

Intelsat provides satellite communications services worldwide through a global communications network of 53 satellites in orbit as of December 31, 2007, leased capacity on one additional satellite in the Asia-Pacific region, and ground facilities related to the satellite operations and control, and teleport services.

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

(c)	Revenue Recognition

The Company earns revenue primarily from satellite utilization charges and, to a lesser extent, from providing managed services to customers. The Company enters into contracts with customers to provide satellite transponders and transponder capacity and, in certain cases, earth stations and teleport facilities, for periods typically ranging from one year to the life of the satellite. The Company’s revenue recognition policies by product or service offering are as follows:

Satellite Utilization Charge. The Company generally recognizes revenues on a straight-line basis over the term of the related customer contract unless collectability is not reasonably assured. Revenues from occasional use services are recognized ratably as the services are performed. The Company has certain obligations, including providing spare or substitute capacity if available, in the event of satellite service failure under certain long-term agreements. Except for certain deposits, the Company is not obligated to refund satellite utilization payments previously made.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Satellite Related Consulting and Technical Service. Revenues earned from the provision of consulting services by employee specialists is typically recognized on a monthly basis as those services are performed. Consulting services, which call for services with specific deliverables, such as Transfer Orbit Support Services or training programs, are typically recognized upon the completion of those services. Revenue from the provision of market research materials is recognized on a monthly basis as those services are performed.

Tracking, Telemetry and Control (“TT&C”). The Company earns TT&C services revenue from providing operational services to other satellite owners and from certain customers on the Company’s satellites. The TT&C services performed for other satellite operators are performed by the Company’s consulting/technical services group. TT&C agreements entered into in connection with the Company’s satellite utilization contracts are typically for the period of the related service agreement. The Company also earns revenue for TT&C services in relation to its satellite utilization agreements with customers. Fees for such services are either included in the customers’ utilization charges or billed separately.

In-Orbit Backup Services and Equipment Sale. The Company provides back-up transponder capacity that is held on reserve for certain customers on agreed upon terms. The Company recognizes revenues for in-orbit protection services ratably over the term of the related agreement. The Company also records revenue related to equipment sales, which represents equipment purchased, constructed or developed on behalf of the customers. The Company recognizes revenue related to these equipment sales upon transfer to the customer of title to the equipment.

Revenue Share Arrangements. The Company recognizes revenues under revenue share agreements for satellite-related services either on a gross or net basis in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), depending on the nature of the specific contractual relationship.

Construction Program Management. Construction program management arrangements that extend beyond one year are accounted for consistent with the American Institute of Certified Public Accountants’ Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). The Company generally records long-term, fixed price, development and production contracts utilizing the percentage of completion method as the basis to measure progress towards completion of the contract and for recognizing revenues. Progress towards contract completion is measured when achieving performance milestones or using the cost-to-cost method.

The Company may sell these services individually or in some combination to its customers. When these products and services are sold together, the Company accounts for the multiple elements under EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).

EITF 00-21 provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. In accordance with EITF 00-21, the Company allocates revenue for transactions or collaboration that includes multiple elements to each unit of accounting based on its relative fair value, and recognizes revenue for each unit of accounting when the revenue recognition criteria have been met. The Company recognizes revenue for delivered elements having stand-alone value when the Company has objective and reliable evidence of fair value for each undelivered element. When the Company determines that the delivered element does not have stand-alone value, or when the fair value cannot be reasonably estimated for the undelivered element, the revenue is deferred and recognized over the period the services are performed, or until fair value can objectively be determined for any undelivered elements.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

(d)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less and generally consist of time deposits with banks and money market funds. The carrying amount of these investments approximates market value.

(e)	Receivables and Concentration of Credit Risk

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

The Company’s allowance for doubtful accounts is determined through an evaluation of the aging of its accounts receivable, and considers such factors as the likelihood of collection based upon an evaluation of the customer’s creditworthiness, the customer’s payment history and other conditions or circumstances that may affect the likelihood of payment, such as political and economic conditions in the country in which the customer is located. When the Company has determined that the collection of payments for satellite utilization or managed services is not reasonably assured at the time the service is provided, the Company defers recognition of the revenue until such time as collection is believed to be reasonably assured or the payment is received. If the Company’s estimate of the likelihood of collection differs from actual results, the Company may experience lower revenue or an increase in its provision for doubtful accounts.

(f)	Investments

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). All investments have been classified as available-for-sale securities as of December 31, 2006 and December 31, 2007, and are included in other assets in the accompanying consolidated balance sheets. Available-for-sale securities are stated at fair value with any unrealized gains and losses reported as accumulated other comprehensive income (loss) within shareholder’s deficit. Realized gains and losses and declines in fair value on available-for-sale securities that are determined to be other than temporary are included in other expense, net within the Company’s consolidated statements of operations. Interest and dividends on available-for-sale securities are included in interest expense, net and other expense, net, respectively within the consolidated statements of operations, respectively.

(g)	Satellites and Other Property and Equipment

Satellites and other property and equipment are stated at historical cost, or in the case of certain satellites acquired, the fair value at the date of acquisition, and consist primarily of the costs of satellite construction and launch, including launch insurance and insurance during the period of in-orbit testing, the net present value of performance incentives expected to be payable to the satellite manufacturers, costs directly associated with the monitoring and support of satellite construction, and interest costs incurred during the period of satellite construction.

Satellite construction and launch services are generally procured under long-term contracts that provide for payments over the contract periods. Satellite construction and launch services costs are capitalized to reflect

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

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

Years
Satellites and related costs	11-17
Ground segment equipment and software	2-15
Furniture, equipment, computer hardware and software	2-12
Leasehold improvements	2-12
Buildings	40

(h)	Other Assets

Other assets consist of investments in certain equity securities, unamortized debt issuance costs, long-term receivables and other miscellaneous deferred charges and long-term assets. Investments that represent less than a 20% ownership interest are generally accounted for under the cost method and are carried at the lower of cost or market. Debt issuance costs, which represent costs incurred by the Company to secure debt financing, are amortized to interest expense using the effective interest method, over the life of the related indebtedness.

(i)	Business Combinations

The Company accounts for business combinations in accordance with the provisions set forth in SFAS No. 141, Business Combinations (“SFAS 141”), whereby the tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair market values at the acquisition date. The portion of the purchase price in excess of the estimated fair market value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The allocation of the purchase price related to business combinations involves estimates and judgments by the Company’s management that may be adjusted during the allocation period, but in no case beyond one year from the acquisition date, except for pre-acquisition tax contingencies that may be adjusted beyond the allocation period in accordance with EITF Issue No. 93-07, Uncertainties Related to Income Taxes in a Purchase Business Combination (“EITF 93-7”). These allocations are made based on management’s best estimates and assumptions. In arriving at the fair values of assets acquired and liabilities assumed, the Company considers the following generally accepted valuation approaches: the cost approach, income approach, and market approach. The Company’s estimates may also include assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends.

(j)	Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill and other intangible assets acquired in a business combination, and determined to have an indefinite useful life, are not amortized but are tested for impairment annually or more often if an event or circumstances indicate that an impairment loss has been incurred. The Company has determined that it has two reporting units under the criteria set forth by SFAS 142. Each reporting unit has been defined in a manner consistent with the guarantor structure under the Company’s current indenture

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

agreements. Identifiable intangible assets with estimable useful lives are amortized on a straight-line basis over their estimated useful lives. The Company performs assessments of goodwill and non-amortizable intangible assets for each of its reporting units on an annual basis during the fourth quarter.

(k)	Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment and acquired intangible assets with estimatable useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These indicators of impairment can include, but are not limited to, the following:

•	satellite anomalies, such as a partial or full loss of power;

•	under-performance of an asset as compared to expectations; and

•	shortened useful lives due to changes in the way an asset is used or expected to be used.

The recoverability of an asset to be held and used is determined by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value, determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Additionally, when assets are expected to be used in future periods, a shortened depreciable life may be utilized if appropriate, resulting in accelerated depreciation. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

(l)	Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). The provision for income taxes is based upon reported income (loss) before income taxes. Deferred income tax assets and liabilities are determined based on the difference between the consolidated financial statements and the income tax bases of assets and liabilities and net operating loss and credit carryforwards using the enacted marginal tax rate.

The Company is subject to income taxes in the United States as well as a number of other jurisdictions. Significant judgment is required in the calculation of the Company’s tax provision and the resultant tax liabilities and in the recoverability of the deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense and net operating loss and credit carryforwards. As part of the Company’s financial process, the Company must assess the likelihood that its deferred tax assets can be recovered. Under SFAS 109, a valuation allowance is required when it is more likely than not that all, or a portion, of the deferred tax asset will not be realized. The Company evaluates the recoverability of its deferred tax assets based in part on the existence of deferred tax liabilities that can be used to realize the deferred tax assets.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), the Company evaluates its tax positions to determine if it is more likely than not that a tax position is sustainable, based solely on its technical

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

merits and presuming the taxing authorities’ full knowledge of the position and having access to all relevant facts and information. When a tax position does not meet the more likely than not standard, a liability is recorded for the entire amount of the unrecognized tax benefit. Additionally, for those tax positions that are determined more likely than not to be sustainable, the Company measures the tax position at the largest amount of benefit more likely than not (determined by cumulative probability) to be realized upon settlement with the taxing authority.

(m)	Fair Value of Financial Instruments

The Company estimates the fair value of its financial instruments using available market information and valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these financial instruments. The fair value of marketable securities and long-term debt is based on available market prices. The Company estimates the fair value of its derivative instruments using available market information and appropriate valuation methodologies, including broker quotes.

(n)	Debt Financing Costs

The Company amortizes debt financing costs as interest expense over the terms of the underlying obligations using the effective interest method.

(o)	Currency and Exchange Rates

Substantially all customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, the Company does not believe that it is exposed to material currency exchange risk. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Gains and losses resulting from foreign currency transactions are recorded within the consolidated statement of operations when recognized. Contracts with customers in Brazil are denominated in Brazilian reais. Transactions in other currencies are converted into U.S. dollars using rates in effect on the dates of the transactions. Transaction gains and losses were insignificant during the periods presented.

(p)	Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, established standards for the reporting and displaying of comprehensive income and its components. Total comprehensive income for the periods presented included the Company’s net loss, the change in the market value of available-for-sale securities, foreign currency translation adjustments, and minimum pension liability adjustments.

(q)	Share-Based Compensation

The Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), using the modified prospective method as of January 1, 2006. Under this method, compensation cost is recognized based on the requirements of SFAS 123R for all share-based awards granted subsequent to January 1, 2006, and for all awards granted, but not vested, prior to January 1, 2006. The adoption of SFAS 123R did not have a material impact on the Company’s operating results or cash flows during 2006. Prior to January 1, 2006, the Company used the intrinsic method of measuring and recognizing employee stock-based transactions under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Consequently, no expense was recognized for stock award grants if the exercise price was at least equal to the market value of the common

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

stock at the date of grant and expense was recognized if the exercise price was below the market value of the common stock at the date of grant. During 2004, the Company granted stock-based compensation that contained a liquidity mechanism, which resulted in variable accounting and the recognition of compensation expense based on changes in value of the Company. As described in Note 4—Share-Based Compensation, all previously issued stock awards were terminated effective January 28, 2005. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS 123R to its share-based compensation.

Predecessor Entity
January 1, 2005 to January 31, 2005
Net loss, as reported	$(109,726)
Add: compensation expense recognized in net loss, as reported	5,977
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of tax effects	(397)

Pro forma net loss	$(104,146)

(r)	Deferred Satellite Performance Incentives

The cost of satellite construction includes an element of deferred consideration to satellite manufacturers referred to as satellite performance incentives. The Company is contractually obligated to make these payments over the lives of the satellites, provided the satellites continue to operate in accordance with contractual specifications. Historically, the satellite manufacturers have earned substantially all of these payments. Therefore, the Company accounts for these payments as deferred financing. The Company capitalizes the present value of these payments as part of the cost of the satellites and records a corresponding liability to the satellite manufacturers. Interest expense is recognized on the deferred financing and the liability is accreted upward based on the passage of time and reduced as the payments are made.

(s)	Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. During the fourth quarter 2007, in connection with the Company’s implementation of a new financial reporting system which will be placed in service during 2008, the Company identified that certain unallocated cost centers were allocated to direct costs of revenue (exclusive of depreciation and amortization) or selling, general and administrative expense based on a companywide distribution of allocated costs to each of these expense categories. In order to more appropriately align these unallocated costs between direct costs of revenue (exclusive of depreciation and amortization) and selling, general and administrative expense categories, the Company revised the allocation methodology based on the primary purpose of each legal entity, i.e. sales center, teleport or operational, or administrative. The reclassification did not impact the Company’s previously reported revenue, total operating expenses, or income from operations or net loss.

(t)	Adoption of Staff Accounting Bulletin

The Company adopted the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in the Current Year Financial Statements, on January 1, 2006. The effect of adopting SAB 108 resulted in a cumulative effect adjustment to its opening 2006 retained earnings of approximately $13.1 million, net of tax.

(u)	New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement 157, which deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities. Examples of nonfinancial assets and liabilities to which the deferral would apply for the Company include (i) those acquired in a business combination and (ii) goodwill, indefinite-lived intangible assets and long-lived assets measured at fair value for impairment testing. The Company does not expect the adoption of SFAS 157 to have a significant impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires companies to recognize in their balance sheets the funded status of pension and other postretirement benefit plans. Previously unrecognized items under SFAS No. 87, Employers’ Accounting for Pensions (“SFAS 87”), and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”), will now be recognized as a component of accumulated other comprehensive income, net of applicable income tax effects. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the Company’s fiscal year end. Presently, the Company uses a September 30 measurement date for its pension and postretirement benefit plans. As described in Note 5—Retirement Plans and Other Retiree Benefits, the Company adopted the recognition provisions of SFAS 158 effective December 31, 2007, except for the measurement date provisions, which are not effective until fiscal years ending after December 15, 2008. The Company plans to adopt the measurement provisions of SFAS 158 utilizing the 15 month model for the transition. Accordingly, the Company will use its valuation at September 30, 2007 to project 15 months of net periodic benefit cost and will recognize 3/15ths of the cost as an adjustment to accumulated deficit in 2008. Changes in fair value of plan assets and benefit obligation arising during 2008 will be recognized in accumulated other comprehensive income.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a significant impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. SFAS 141R is to be applied prospectively, with early adoption prohibited. The Company will adopt SFAS 141R upon its effective date as appropriate for any future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. SFAS 160 is to be applied prospectively except for its presentation and disclosure requirements for existing minority interests, which require retroactive adoption. The Company is currently evaluating the requirements of SFAS 160, and the impact, if any, on its consolidated financial statements.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 3    Acquisitions

(a)	Acquisition by New Sponsors

On February 4, 2008, Serafina completed its acquisition of 100% of the equity ownership of Intelsat Holdings for total cash consideration of approximately $5.0 billion, pursuant to the BC Share Purchase Agreement, among Serafina, Intelsat Holdings, certain shareholders of Intelsat Holdings and Serafina Holdings.

The former shareholders of Intelsat Holdings (other than management), including funds advised by or associated with Apax Partners Worldwide LLP, Apax Partners, L.P., Apollo Management V, L.P, MDP Global Investors Limited and Permira Advisers LLC (collectively referred to as the “Former Sponsors”), sold 100% of their equity interests in Intelsat Holdings. Upon closing, management contributed to Serafina Holdings a portion of equity interests in Intelsat Holdings not purchased by Serafina in exchange for equity interests in Serafina Holdings.

On February 4, 2008, in order to partially finance the New Sponsors Acquisition, Serafina borrowed $4.96 billion in aggregate principal amount of term loans under a $2.81 billion Senior Unsecured Bridge Loan Credit Agreement, dated as of February 4, 2008 (the “Senior Bridge Loan Credit Agreement”), among Serafina, the several lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, and certain other parties, and a $2.15 billion Senior Unsecured PIK Election Bridge Loan Credit Agreement, dated as of February 4, 2008 (the “PIK Election Bridge Loan Credit Agreement” and, together with the Senior Bridge Loan Credit Agreement, the “Bridge Loan Credit Agreements”), among Serafina, the several lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, and certain other parties.

Following a series of transactions, Intelsat Bermuda assumed all of Serafina’s rights and obligations under the Bridge Loan Credit Agreements. See Note 20—Subsequent Events.

(b)	The PanAmSat Acquisition Transactions

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

In connection with, and in order to effect, the transactions contemplated by the Merger Agreement and the related financing, the following transactions occurred:

•	Intelsat Bermuda created a new direct wholly-owned subsidiary, Intelsat Intermediate Holding Company, Ltd., referred to as Intermediate Holdco;

•	Intelsat Bermuda transferred substantially all its assets (other than cash, certain prepaid expenses and the capital stock of Merger Sub) and liabilities to Intermediate Holdco; and

•

Merger Sub merged with PanAmSat Holdco, with PanAmSat Holdco continuing as the surviving corporation and being a direct wholly-owned subsidiary of Intelsat Bermuda. Upon completion of this merger, referred to as the Merger Transaction, PanAmSat Holdco’s equity holders ceased to hold shares or other equity interests in PanAmSat Holdco.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

In addition, on July 3, 2006, the Company incurred substantial debt to finance this acquisition, including $260.0 million principal amount of Floating Rate Senior Notes due 2013, $1.3 billion principal amount of 11 1/4% Senior Notes due 2016 and $750.0 million principal amount of 9 1/4% Senior Notes due 2016, issued by Intelsat Bermuda; $575.0 million principal amount of 9% Senior Notes due 2016 issued by Intelsat Corporation, referred to as the Intelsat Corporation 2016 Senior Notes; and a borrowing by Intelsat Bermuda under a new $600.0 million senior unsecured credit facility, referred to as the Senior Unsecured Bridge Loan. On July 3, 2006, Intelsat Subsidiary Holding Company, Ltd., a subsidiary of Intelsat Bermuda, referred to as Intelsat Sub Holdco, also terminated its prior senior secured credit facilities and entered into new senior secured credit facilities under a credit agreement referred to as the New Sub Holdco Credit Agreement, and Intelsat Corporation amended and restated its senior secured credit facilities under a credit agreement, referred to as the Intelsat Corporation Amended and Restated Credit Agreement, to change certain of the terms thereunder. These transactions and the Merger Transaction are collectively referred to as the PanAmSat Acquisition Transactions.

Following consummation of the PanAmSat Acquisition Transactions, Intelsat General Corporation referred to as IGen, a wholly-owned indirect subsidiary of Intelsat Sub Holdco, acquired G2 Satellite Solutions Corporation, a subsidiary of Intelsat Corporation, that constituted the government services business of Intelsat Corporation, for cash consideration in the amount of $73.0 million by means of a merger in which G2 Satellite Solutions Corporation merged into IGen with IGen continuing as the surviving entity. Also, substantially all of the employees of Intelsat Global Service Corporation, referred to as IGSC, an indirect subsidiary of Intelsat Bermuda, were transferred to Intelsat Corporation pursuant to an employee transfer agreement. In addition, substantially all of the direct and indirect subsidiaries of Intelsat Holdings entered into a master intercompany services agreement, referred to as the MISA, pursuant to which these entities provide services to each other. In each case, services are provided on terms that are not materially less favorable to each party than are available on an arm’s length basis and on terms that the relevant boards of directors have determined to be fair.

The PanAmSat Acquisition Transactions were accounted for under the purchase method of accounting. An allocation of the purchase price for the PanAmSat Acquisition Transactions was performed using information then available and was based on estimates of fair values of the assets acquired and liabilities assumed in connection with the PanAmSat Acquisition Transactions. Determining fair values required Intelsat to make significant estimates and assumptions. In order to develop estimates of fair values, Intelsat considered the following generally accepted valuation approaches: the cost approach, income approach and market approach. Intelsat’s estimates included assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends. While Intelsat believes that the estimates and assumptions underlying the valuation methodologies were reasonable, different assumptions could have resulted in different market values. The purchase price allocation was finalized during the year ended December 31, 2007.

The values of the assets acquired and liabilities assumed have been based on a purchase price which was calculated as follows:

Cash paid	$3,168,201
Transaction costs	87,106

$3,255,307

The PanAmSat Acquisition Transactions included the payment of a substantial portion of the cash purchase price paid to the PanAmSat Holdco shareholders by PanAmSat Holdco and Intelsat Corporation.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

A reconciliation of the purchase price allocation is presented below:

Fair Value of Net Assets Acquired
Current assets acquired	$263,853
Satellites and other property and equipment	1,861,829
Other assets	84,130
Intangible assets	1,473,800
Goodwill	3,789,266
Assumed debt	(3,234,840)
Current liabilities less current portion of debt	(336,657)
Deferred tax liability	(457,316)
Other liabilities	(188,758)

$3,255,307

(c)	Acquisition by Intelsat Holdings, Ltd.

On January 28, 2005, the Company was acquired by Intelsat Holdings for total cash consideration of approximately $3.2 billion ($513.0 million cash and $2.7 billion of acquisition debt), with pre-acquisition debt of approximately $1.9 billion remaining outstanding. As part of the 2005 Acquisition Transactions defined below, the Former Investors and certain members of management purchased preferred and ordinary shares of Intelsat Holdings (the “Equity Contributions”).

In connection with Intelsat Holdings’ acquisition of Intelsat, the following transactions occurred:

•

Zeus Merger One Limited, referred to as Zeus Merger 1, a wholly-owned direct subsidiary of Intelsat Holdings, amalgamated with Intelsat, with the resulting company being a direct wholly-owned subsidiary of Intelsat Holdings and being named Intelsat, Ltd. Upon this amalgamation, Intelsat’s equity holders immediately prior to the amalgamation ceased to hold shares or other equity interests in Intelsat.

•

Zeus Merger Two Limited, referred to as Zeus Merger 2, a wholly-owned direct subsidiary of Zeus Merger 1, amalgamated with Intelsat Bermuda, which at that time was the direct or indirect parent of all of the Company’s operating subsidiaries, with the resulting company being a direct wholly-owned subsidiary of resulting Intelsat and being named Intelsat Bermuda.

•	Intelsat Holdings, Zeus Merger 1 and Zeus Merger 2 are Bermuda companies that were newly formed for the purpose of consummating the 2005 Acquisition Transactions.

In connection with the 2005 Acquisition Transactions, Zeus Merger 2, which later amalgamated with Intelsat Bermuda, established a new $300.0 million revolving credit facility and borrowed approximately $150.0 million under a new $350.0 million term loan facility, referred to together as the Senior Secured Credit Facility, and issued $1.0 billion of floating rate senior notes due 2012, $875.0 million of 8 1/4% senior notes due 2013 and $675.0 million of 8 5/8% senior notes due 2015, referred to collectively as the 2005 Acquisition Finance Notes (see Note 10—Long-Term Debt). The 2005 Acquisition Finance Notes and the Senior Secured Credit Facility were guaranteed by Intelsat and certain direct and indirect subsidiaries of Intelsat. The proceeds from the Equity Contributions, borrowings under the Senior Secured Credit Facility, and the 2005 Acquisition Finance Notes, together with cash on hand, were used to complete the transactions described above and to pay related fees and

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

expenses. The amalgamation of Zeus Merger 1 with Intelsat, the amalgamation of Zeus Merger 2 with Intelsat Bermuda, the borrowings under the Senior Secured Credit Facility, the issuance of the 2005 Acquisition Finance Notes and the Equity Contributions are referred to collectively as the “2005 Acquisition Transactions.”

On February 11, 2005, Intelsat and one of its subsidiaries, referred to as “Finance Co.,” issued $478.7 million in aggregate principal amount at maturity of 9 1/4% Senior Discount Notes due 2015 (the “Senior Discount Notes”), yielding approximately $305.3 million of proceeds at issuance. On March 3, 2005, Intelsat Bermuda transferred substantially all of its assets to a newly formed wholly-owned subsidiary, Intelsat Sub Holdco. Intelsat Sub Holdco assumed substantially all of the then-existing liabilities of Intelsat Bermuda, and Intelsat Bermuda became a guarantor of the obligations under the 2005 Acquisition Finance Notes and the Senior Secured Credit Facility. Following these transactions, Finance Co. was amalgamated with Intelsat Bermuda, and Intelsat Bermuda became an obligor on the Senior Discount Notes. The proceeds of the offering of the Senior Discount Notes were distributed by Intelsat Bermuda to its parent, Intelsat, and by Intelsat to Intelsat Holdings. Intelsat Holdings used those funds to repurchase a portion of the outstanding preferred shares of Intelsat Holdings.

The consummation of the 2005 Acquisition Transactions resulted in the following changes to Intelsat’s capital structure:

•	The cancellation of all outstanding ordinary shares of the predecessor entity

•	The cancellation of all authorized preference shares

•	The cancellation of all share options, restricted shares and restricted share units

•	The issuance of 12,000 shares of ordinary shares of the successor entity

The 2005 Acquisition Transactions were accounted for by Intelsat Holdings under the purchase method of accounting, whereby the purchase price (including liabilities assumed) was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. An allocation of the purchase price was performed using information then available and was based on estimates of fair values of the assets acquired and liabilities assumed. Determining fair values required the Company to make significant estimates and assumptions. In order to develop estimates of fair values, the Company considered the following generally accepted valuation approaches: the cost approach, income approach and market approach. The Company’s estimates included assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends. While the Company believes that the estimates and assumptions underlying the valuation methodologies were reasonable, different assumptions could have resulted in different market values. The purchase price allocation was finalized during the period ended December 31, 2005. The purchase accounting adjustments recorded by Intelsat Holdings have been pushed down to the Company in accordance with SEC Staff Accounting Bulletin No. 54, “Push down” Basis of Accounting in Financial Statements of Subsidiaries.

Note 4    Share-Based Compensation

(a)	2004 Share Plan

Prior to January 28, 2005, the Company had two share-based employee compensation plans, the 2001 Share Option Plan (the “2001 Plan”) and the 2004 Share Incentive Plan (the “2004 Plan” and collectively the “Plans”).

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

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

At the closing of the 2005 Acquisition Transactions, all outstanding awards under the 2001 Plan vested, in the money awards were cashed out, and all other awards were cancelled. All outstanding awards made under the 2004 Plan were cancelled and unvested awards were converted into deferred compensation accounts. The opening balance for each deferred compensation account was the excess of $18.75 per share over the exercise price of the relevant award made under the 2004 Plan. Generally, deferred compensation plus interest was payable to employees in accordance with vesting schedules in the original 2004 Plan awards, and unvested amounts were forfeited upon employee termination. The Company recorded compensation expense over the vesting period following the conversion to deferred compensation of $7.5 million, $4.2 million, and $1.5 million for the successor period February 1, 2005 to December 31, 2005, and the years ended December 31, 2006 and 2007, respectively. As of December 31, 2007, all deferred compensation amounts were paid and there was no remaining liability to be paid.

(b)	2005 Share Plan

The board of directors of Intelsat Holdings adopted the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”) with an effective date of January 28, 2005, pursuant to which up to 1,300,000 ordinary shares were reserved for grants to employees and directors of Intelsat Holdings and its direct and indirect subsidiaries. The 2005 Share Plan permits granting of awards in the form of incentive share options, nonqualified share options, restricted shares, restricted share units, share appreciation rights, phantom shares and performance awards. In conjunction with the 2005 Acquisition Transactions, 928,978 restricted shares were awarded, of which 725,282 were awarded to executive officers under employment agreements. These shares are subject to transfer, vesting and other restrictions as set forth in the applicable employment agreements. A portion of these restricted shares generally vest over 60 months, subject to the executive’s continued employment with the Company. The vesting of certain of the shares awarded is also subject to the meeting of certain performance criteria similar in nature to the performance criteria described below.

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

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

The Company has determined that the fair value of a restricted share is limited to $2.15 unless it is probable that an employee will be terminated without cause. The Company is recording compensation expense for the time vesting restricted shares over the five-year vesting period based on the intrinsic value (which equaled fair value) at the date of the grant of $2.15 per share. Since awards made consisted of shares of the Company’s parent, Intelsat Holdings, compensation costs for vested awards and the cost to repurchase shares are reflected as capital contributions in the form of “liabilities assumed by parent” in the Company’s consolidated financial statements. Due to certain repurchase features in the 2005 Share Plan, the restricted share grants are classified as a liability of the Company’s parent, Intelsat Holdings. The Company recognized $0.2 million, $0.2 million, and $0.1 million for the successor period February 1, 2005 to December 31, 2005 and the years ended December 31, 2006 and 2007 respectively. No compensation expense has been recorded for performance vesting shares as of December 31, 2007 since it was not probable that the performance criteria would be met.

A summary of the status of Intelsat Holdings’ non-vested restricted shares as of December 31, 2007, and the changes during the years ended December 31, 2006 and 2007, is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares:
Non-vested restricted shares outstanding as of January 28, 2005	928,978	$2.15
Restricted shares forfeited	—	$2.15
Vested	(105,469)	$2.15

Total non-vested restricted shares at December 31, 2005	823,509	$2.15
Restricted shares forfeited	(352,779)	$2.15
Vested	(57,247)	$2.15

Total non-vested restricted shares at December 31, 2006	413,483	$2.15
Restricted shares forfeited	(41,177)	$2.15
Vested	(38,161)	$2.15

Total non-vested restricted shares at December 31, 2007	334,145	$2.15

The non-vested restricted shares have a remaining weighted average vesting period of 25 months and the restricted performance shares would, unless otherwise forfeited or repurchased, remain outstanding until January 28, 2013, at which time they will be forfeited if the performance criteria have not been met.

Upon consummation of the New Sponsors Acquisition Transactions on February 4, 2008, all outstanding restricted performance shares under the 2005 Share Plan vested. Vested restricted shares (including time and performance vesting shares) were purchased at approximately $400 per share (the per share price specified in the BC Share Purchase Agreement). In connection with the vesting and modification of these awards upon the consummation of the acquisition, the Company expects to record compensation expense in 2008 of approximately $148.8 million (see Note 3 Acquisitions—(a)—Acquisition by New Sponsors).

(c)	Share-Based Compensation Arrangements Under the 2005 Share Plan

During 2006 and 2007, Intelsat Holdings entered into share-based compensation arrangements, referred to as SCAs, with selected employees of Intelsat Holdings and its direct and indirect subsidiaries under the 2005 Share Plan, which may permit such employees to purchase Intelsat Holdings common shares. These SCAs vest

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

over time and are subject to continued employment through each applicable vesting date. The vesting of these SCAs accelerates in the event of the occurrence of both a change in control and a termination without cause (each as defined in the 2005 Share Plan) of the relevant employee.

Any common shares held by employees as a result of the exercise of SCAs may be repurchased by Intelsat Holdings, and any outstanding but unexercised SCAs may be cancelled, at any time after termination of employment. Shares issued as a result of the exercise of SCAs may be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enable the Company to recover the shares without transferring any appreciation in value if the employee terminates voluntarily, the SCAs are not deemed to be granted under SFAS 123R. The repurchase features provide that if an employee is terminated without cause or upon death or disability, Intelsat Holdings has the right for two years to repurchase any vested shares at fair value as determined on the termination date.

In connection with the PanAmSat Acquisition Transactions, two executives of Intelsat Corporation prior to July 3, 2006 who held options to purchase common stock of PanAmSat Holdco rolled over such options by entering into SCAs to purchase Intelsat Holdings common shares. While the rollover adjusted the exercise price and number of applicable shares covered, the vesting period associated with the previous PanAmSat Holdco stock options continued and the share-based compensation arrangements vest in annual installments through August 2009. In the case of one of the executives, the SCA is deemed a grant of options to purchase Intelsat Holdings common shares under SFAS 123R.

The Company granted 54,702 new SCAs to one of the executives at an exercise price of $243.00 per share and 9,174 rollover options at an exercise price of $25.00 per share. These options have a weighted average fair value at the date of grant of $9.9 million, of which $2.5 million and $5.0 million were recorded as compensation expense during the years ended December 31, 2006 and 2007, respectively. The remaining expense will be recognized through July 2008. The fair value of the options was determined using the Black-Scholes option pricing model and the Company’s assumptions included a five-year term, volatility of 65.1% (based on industry competitors), a risk-free interest rate of 5.08%, no dividend yield and a fair value of the Company’s stock of $243.00 per share.

Upon consummation of the New Sponsors Acquisition Transactions, vesting in SCAs issued under the 2005 Share Plan doubled at consummation of the transaction if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price. In connection with the vesting and cancellation of these awards, the Company expects to record expense of approximately $47.6 million in 2008 (see Note 3 Acquisitions—(a) Acquisition by New Sponsors).

(d)	Deferred Compensation Plan and Supplemental Savings Plan

Intelsat Corporation had a Deferred Compensation Plan and a Supplemental Savings Plan for eligible employees. Under both plans, executives and other highly compensated employees were entitled to defer a portion of their compensation to future years. In connection with the PanAmSat Acquisition Transactions, Intelsat Corporation terminated both the Supplemental Savings Plan and the Deferred Compensation Plan immediately before the closing of the PanAmSat Acquisition Transactions on July 3, 2006. Payments of account balances to participants of the plans in the aggregate amount of approximately $6.2 million were made in the year ended December 31, 2007. There was no remaining liability under either plan as of December 31, 2007.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 5    Retirement Plans and Other Retiree Benefits

(a)	Pension and Other Postretirement Benefits

Intelsat maintains a noncontributory defined benefit retirement plan covering substantially all employees hired prior to July 19, 2001. The cost of providing benefits to eligible participants under the defined benefit retirement plan is calculated using the plan’s benefit formulas, which take into account the participants’ remuneration, dates of hire, years of eligible service, and certain actuarial assumptions. Effective January 1, 2006, certain cost-of-living adjustments and surviving spouse benefits that are attributable to pre-2002 accrued benefits, as defined, are limited to compensation earned through December 31, 2005; benefits accrued after December 31, 2005 are not taken into account in determining a surviving child’s death benefit (as defined in the plan), and transfers into the plan from Intelsat’s Supplement Retirement Income Plan are subject to certain limitations. Intelsat has historically funded the defined benefit retirement plan based on actuarial advice using the projected unit credit cost method. Concurrent with Intelsat’s privatization in 2001, the defined benefit retirement plan became subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, or ERISA. Intelsat expects that its future contributions to the defined benefit retirement plan will be based on the minimum funding requirements of the Internal Revenue Code and on the plan’s funded status. Based on these criteria, the Company was not required to make additional contributions in 2007 to the defined benefit retirement plan, and it does not currently expect that it will be required to make any such contributions during 2008.

In addition, as part of its overall medical plan, Intelsat provides postretirement medical benefits to certain current retirees, as well as to employees hired prior to January 1, 2004 who meet certain criteria. The program to provide these postretirement medical benefits is unfunded, and the cost of this program is calculated by an actuary based on the level of benefits provided, years of service and certain other factors. Effective January 1, 2006, the Company amended its postretirement medical benefits program to provide retiree medical benefits only to employees who remain continuously employed by the Company until retirement, who are enrolled in the Company’s medical plan at retirement, and who met all of the following requirements as of December 31, 2005: they were at least age 45, had completed at least five years of service, and had age plus years of service greater than or equal to 60.

Adoption of SFAS 158. On December 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of the plan assets and the projected benefit obligations) of its pension and other postretirement benefits in the December 31, 2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of income taxes. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial gains/losses and unrecognized prior service costs/credits, both of which were previously netted against the plan’s funded status in the Company’s consolidated balance sheets pursuant to SFAS 87 and SFAS 106. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158.

The incremental effects of adopting the provisions of SFAS 158 on the Company’s consolidated balance sheet at December 31, 2007 are presented in the following table. The adoption of SFAS 158 had no effect on the Company’s consolidated statement of operations for the year ended December 31, 2007, or for any prior year presented. Prior to the adoption of SFAS 158, the Company recorded an additional minimum pension liability

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

during 2007 of $2.9 million pursuant to SFAS 87. The effect of recognizing the additional minimum liability is included in the table below in the column labeled “Before Application of SFAS 158.”

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Liability for pension and other postretirement benefits	$(98,265)	$12,205	$(86,060)
Deferred income taxes,	(407,551)	(4,427)	(411,978)
Accumulated other comprehensive income	1,704	(7,778)	(6,074)

Included in accumulated other comprehensive income at December 31, 2007 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $1.0 million ($0.6 million, net of tax) and unrecognized actuarial gains of $8.3 million ($5.3 million, net of tax). The prior service credits and actuarial gains included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the year ending December 31, 2008 are $0.4 million ($0.3 million, net of tax) and $0.3 million ($0.2 million, net of tax), respectively.

Reconciliation of Funded Status and Accumulated Benefit Obligation. Expenses for the Company’s defined benefit pension plan and for postretirement medical benefits that are provided under the Company’s medical plan are developed from actuarial valuations. The following summarizes the projected benefit obligations, plan assets and funded status of the defined benefit pension plan, as well as the projected benefit obligations of the postretirement medical benefits provided by the Company under its medical plan, each as of December 31, 2006 and 2007 based on valuation dates of September 30, 2006 and 2007, respectively.

	2006		2007
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Change in projected benefit obligation
Benefit obligation, October 1	$348,587	$85,686	$321,719	$75,683
Service cost	4,078	2,564	3,236	1,576
Interest cost	18,812	4,462	17,758	4,240
Employee contributions	—	—	—	375
Benefits paid	(43,466)	(1,220)	(27,567)	(5,689)
Plan amendments	(4,322)	—	—	1,940
Curtailment	—	(3,226)	1,331	(81)
Actuarial (gain) loss	(1,970)	(12,583)	5,416	(1,281)

Benefit obligation, September 30	$321,719	$75,683	$321,893	$76,763

Change in plan assets
Plan assets at fair value, October 1	$306,787	$—	$297,816	$—
Employer contributions	4,143	1,220	564	5,315
Employee contributions	—	—	—	374
Actual return on plan assets	30,352	—	40,566	—
Benefits paid	(43,466)	(1,220)	(27,567)	(5,689)

Plan assets at fair value, September 30	$297,816	$—	$311,379	$—

Funded status of the plans
Funded status of the plans	$(23,903)	$(75,683)	$(10,514)	$(76,763)
Unrecognized net (gain) loss	11,429	(8,278)	—	—
Unrecognized prior service cost	(4,028)	—	—	—
Fourth-quarter contributions to the plans	181	3,014	362	855

Accrued benefits costs, December 31	$(16,321)	$(80,947)	$(10,152)	$(75,908)

Accumulated benefit obligation	$309,353		$312,298

Discount rate	5.75%	5.75%	6.27%	6.26%
Expected rate of return on plan assets	8.5%	—%	8.5%	—%
Rate of compensation increase	3.5%	—%	3.5%	—%

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Yield curves matching the Company’s benefit obligations were derived from monthly bid-price bond data including corporate bonds and excluding bonds that are callable, make-whole, sinkable and putable as well as those for which the quoted yield-to-maturity is zero. Using this bond universe, regression analysis is used to identify the best-fitting regression curve that links yield-to-maturity providing match to data for both long and short maturities. The resulting regressed coupon yield curve is smoothly continuous along its entire length and represents an unbiased average of the observed market data and takes into account all information for both a single maturity and across all maturities.

Interest rates used in these valuations are key assumptions, including discount rates used in determining the present value of future benefit payments and expected return on plan assets, which are reviewed and updated on an annual basis. The discount rates reflect market rates for high-quality corporate bonds. The Company considers current market conditions, including changes in interest rates, in making assumptions. In establishing the expected return on assets assumption, the Company reviews the asset allocations considering plan maturity and develops return assumptions based on different asset classes. The return assumptions are established after reviewing historical returns of broader market indexes, as well as historical performance of the investments in the plan. The Company’s pension plan assets are managed in accordance with an investment policy adopted by the pension committee. The investment policy currently includes target allocation percentages of approximately 65% for investments in equity securities and 35% for investments in fixed income securities. There are restrictions on investment managers to prevent the concentration of investments in the securities of any one company or industry, the purchase of tax-exempt securities, direct investments in commodities and short sales and to impose other restrictions.

Plan assets include investments in equity and bond funds, U.S. government securities and liquid reserve funds. The asset allocation of the pension plan assets at September 30 were:

	2006	2007
Asset Category
Equity securities	66%	64%
Debt securities	34%	36%

Total	100%	100%

The Company has accrued benefit costs related to the pension benefits of $10.2 million of which $0.7 million is recorded within other current liabilities and $9.5 million in other long-term liabilities, and accrued benefit costs related to the other postretirement benefit of $75.9 million of which $4.1 million was recorded in other current liabilities and $71.8 million in other long term liabilities.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Net periodic pension benefits costs include the following components for the period January 1, 2005 to January 31, 2005, the period February 1, 2005 to December 31, 2005, and the years ended December 31, 2006 and 2007:

	Predecessor Entity	Successor Entity
	January 1, 2005 to January 31, 2005	February 1, 2005 to December 31, 2005	2006	2007
Service cost	$373	$4,332	$4,078	$3,236
Interest cost	1,583	17,102	18,812	17,758
Expected return on plan assets	(1,823)	(23,428)	(24,591)	(23,558)
Amortization of unrecognized transition cost	3	—	—	—
Amortization of unrecognized prior service cost	3	—	(294)	(391)
Amortization of unrecognized net loss	424	—	—	—

Net periodic cost	563	(1,994)	(1,995)	(2,955)
Curtailment gain	—	—	—	(735)

Net periodic costs after curtailment	$563	$(1,994)	$(1,995)	$(3,690)

Net periodic other postretirement benefit costs include the following components for the period January 1, 2005 to January 31, 2005, the period February 1, 2005 to December 31, 2005, and the years ended December 31, 2006 and 2007:

	Predecessor Entity	Successor Entity
	January 1 to January 31, 2005	February 1 to December 31, 2005	2006	2007
Service cost	$313	$3,440	$2,564	$1,576
Interest cost	338	3,736	4,462	4,240
Amortization of unrecognized prior service cost	(89)	—	—	—
Amortization of net gain	—	—	—	(96)
Curtailment gain	—	—	—	(81)

Total costs	$562	$7,176	$7,026	$5,639

Depending upon actual future health care claims experience, Intelsat’s actual costs may vary significantly from those projected above. As of September 30, 2006 and 2007, the assumed health care cost trend rate was a cost trend rate of 9.5% and 9.0%, respectively. This rate was assumed to decrease gradually to 5% by the year 2015 and to remain at that level of annual increase thereafter. Increasing the assumed health care cost trend rate by 1% each year would increase the other postretirement benefits obligation as of September 30, 2007 by $7.9 million. Decreasing this trend rate by 1% each year would reduce the other postretirement benefits obligation as of September 30, 2007 by $6.8 million. A 1% increase or decrease in the assumed health care cost trend rate would have increased or decreased the net periodic other postretirement benefits cost for 2007 by $0.6 million and $0.5 million, respectively. The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are as follows:

	Pension Benefits	Other Post- retirement Benefits
2008	$24,313	$4,095
2009	22,647	4,325
2010	27,882	4,630
2011	32,060	4,916
2012	32,025	5,229
2013 to 2017	193,745	29,810

Total	$332,672	$53,005

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

(b)	Other Retirement Plans

Intelsat maintains two defined contribution retirement plans for employees in the United States, one for legacy Intelsat employees who were hired before July 19, 2001 and one for legacy Intelsat employees hired on or after July 19, 2001 and legacy PanAmSat employees. The Company recognized compensation expense of $0.1 million, $2.7 million, $4.1 million and $7.9 million for the period January 1, 2005 to January 31, 2005, for the period February 1, 2005 to December 31, 2005 and for the years ended December 31, 2006 and 2007, respectively. Intelsat also maintains an unfunded deferred compensation plan for executives; however, benefit accruals under the plan were discontinued during 2001. The accrued liability for the deferred compensation plan for executives was $1.4 million and $0.1 million as of December 31, 2006 and 2007, respectively. Intelsat maintains other defined contribution retirement plans in several non-U.S. jurisdictions.

Note 6    Receivables

Receivables were comprised of the following:

	As of December 31, 2006	As of December 31, 2007
Service charges:
Billed	$306,227	$312,665
Unbilled	16,025	26,899
Other	8,712	9,817
Allowance for doubtful accounts	(29,946)	(32,788)

Total	$301,018	$316,593

Unbilled service charges represent amounts earned and accrued as receivables from customers for their usage of the Intelsat satellite system prior to the end of the period. Unbilled service charges are expected to be billed and collected within twelve months of the respective balance sheet date. Other receivables as of December 31, 2006 and 2007 include $5.8 million and $7.1 million, respectively, of receivables due from the Company’s parent, Intelsat Holdings.

Note 7    Satellites and Other Property and Equipment

(a)	Satellites and Other Property and Equipment

Satellites and other property and equipment, including a satellite utilized under a capital lease agreement, were comprised of the following:

	As of December 31, 2006	As of December 31, 2007
Satellites and launch vehicles	$5,105,294	$5,578,114
Information systems and ground segment	480,573	542,957
Buildings and other	260,169	267,735

Total cost	5,846,036	6,388,806
Less: accumulated depreciation	(1,116,901)	(1,802,458)

Total	$4,729,135	$4,586,348

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Satellites and other property and equipment as of December 31, 2006 and 2007 included construction-in-progress of $540.7 million and $681.1 million, respectively. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $0.1 million , $10.9 million, $28.7 million, and $56.9 million were capitalized for the predecessor period January 1, 2005 to January 31, 2005, the successor period February 1, 2005 to December 31, 2005, and the years ended December 31, 2006 and 2007, respectively. The satellite under capital lease had a net book value of $15.9 million and $9.3 million as of December 31, 2006 and 2007, respectively.

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

(b)	Satellite Health

On January 14, 2005, the IS-804 satellite experienced a sudden and unexpected electrical power system anomaly that resulted in the total loss of the satellite. In accordance with its existing satellite anomaly contingency plans, the Company made alternative capacity available to its IS-804 satellite customers both on other Intelsat satellites and on other operators’ satellites. In the predecessor period January 1, 2005 to January 31, 2005 the Company recorded a non-cash impairment charge of $69.2 million to write-off the net carrying value of the satellite and related deferred performance incentive obligations.

The Company established an anomaly review board, referred to as ARB, with Lockheed Martin Corporation, manufacturer of the Lockheed Martin 7000 series, referred to as LM 7000 series, to which the IS-804 satellite belonged. The ARB found that the failure was not likely to have been caused by a workmanship or hardware element specific to the IS-804, and instead was most likely caused by a high current event in the battery circuitry triggered by an electrostatic discharge that propagated to cause the sudden failure of the high voltage power system. Therefore, the Company believes the chance of this anomaly occurring again in any individual satellite is low and no adjustments to the Company’s depreciation schedule or satellite deployment plan were required to mitigate the risk.

On September 22, 2006, the Company’s IS-802 satellite experienced a reduction of electrical power capability, reducing its operational capacity. The Company restored the service for all IS-802 customers on satellites within the Intelsat fleet, including for some of them on IS-802, where eleven transponders were reactivated and are operating normally. The Company recorded a non-cash impairment charge of $49.0 million during September 2006 to write down the uninsured IS-802 satellite to its estimated fair value following the anomaly. The estimated fair value was determined based on a discounted cash flow analysis.

The Company established an ARB with Lockheed Martin Corporation, the manufacturer of the LM 7000 series to which the IS-802 belonged. The ARB found that the IS-802 anomaly is most likely to have been caused by an electrical short internal to the solar array harness located on the south solar array boom. The ARB also concluded that this anomaly is significantly different from previous LM 7000 series spacecraft failures and is the first failure of this type for the LM 7000 series. Therefore, the Company believes the chance of this anomaly occurring again in any individual satellite is low and no adjustments to the Company’s depreciation schedule or satellite deployment plan were required to mitigate the risk.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

The Company has identified three types of common anomalies among the satellites in its global fleet, which if they materialize, have the potential for a significant operational impact. These include failure of the on-board Xenon-Ion Propulsion Systems used to maintain orbital position of BSS 601 HP satellites, accelerated solar array degradation in early BSS 702 satellites and the failure of the on-board spacecraft control processor in BSS 601 satellites.

BSS 601 HP XIP. The Boeing 601 High Power series (BSS 601 HP) satellite uses a Xenon-Ion Propulsion System, referred to as XIPS as its primary propulsion system. There are two separate XIPS on each BSS 601 HP, each of which is capable of maintaining the satellite in its orbital position. In the event of a failure of one or both XIPS a completely independent bi-propellant propulsion system is in place to act as a backup. Reliance on the backup propulsion system could result in a shorter operating life for the satellite, depending on the amount of bi-propellant fuel remaining. However, XIPS failures do not typically result in a catastrophic loss of the satellite or negatively affect its communications capability. As of December 31, 2007, the Company operates seven BSS 601 HP satellites, three of which have experienced failures of both XIPS: Galaxy 4R, IS-6B, and Galaxy 10R. IS-6B’s service life ended in February 2008 when it was replaced by IS-11, which was launched in October 2007. Galaxy 10R’s service life ends in April 2008 when it is expected to be replaced by Galaxy 18, which it is scheduled to launch in March 2008, Galaxy 4R was placed in inclined orbit during the fourth quarter of 2006. Of the four remaining BSS 601 HP satellites, IS-5 is still in use but is no longer in primary service. The other three continue to have XIPS available as their primary propulsion system, however no assurance can be given that there will not be further XIPS failures that result in shortened satellite lives.

BSS 702 Solar Array. Certain BSS 702 satellites have experienced greater than anticipated degradation due to the design of their solar arrays. These solar arrays power the satellite’s operating systems and transponders, and also recharge the batteries that are used when solar power is unavailable. While a certain amount of predictable solar array degradation is expected, the accelerated degradation in some of the BSS 702 satellites has resulted in shortened operating lives or the need to reduce the usage of their communications payload. As of December 31, 2007, the Company operates three BSS 702 satellites, two of which were affected by accelerated solar array degradation, Galaxy 11 and IS-1R. Service to customers on these two satellites has not been affected. Both Galaxy 11 and IS-1R are expected to be replaced in their current locations by the end of 2009 and are also expected to remain functional through the end of their respective design lives. The third BSS 702 satellite, Galaxy 3C, has a substantially different solar array design intended to eliminate the issue and has not experienced any similar degradation problems.

BSS 601 SCP Failure. Certain BSS 601 satellites have experienced primary spacecraft control processor, referred to as SCP, failures and are operating on their backups. SCPs are used to provide advanced orientation control and fault protection functions, and are a critical component in the operation of the satellites. The Company expects that even a failure of the remaining functioning SCP would not have a material impact on the business or require replacement of a satellite. As of December 31, 2007, the Company operated four BSS 601 satellites and only IS-4 has experienced primary SCP failure. The other three BSS 601 satellites, HGS-3, IS-2, and IS-3, are in a group of satellites that has been identified as having heightened susceptibility to the SCP problem. However, the risk of SCP failure appears to decline with age and all three of these satellites have been in continuous operation since at least 1996. Both primary and backup SCPs on HGS-3, IS-2, and IS-3 are monitored regularly and remain fully functional.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 8    Investments

(a) WildBlue Communications, Inc.

The Company has an ownership interest of approximately 28.8% in WildBlue Communications, Inc., referred to as WildBlue, a company offering broadband Internet access services in the continental United States via satellite. The Company accounts for its investment using the equity method of accounting. Intelsat’s share of losses of WildBlue are included in other expense, net in the accompanying consolidated statements of operations and were $0.4 million, $11.9 million, $32.5 million and $7.4 million for the period January 1, 2005 to January 31, 2005, the period February 1, 2005 to December 31, 2005 and the years ended December 31, 2006, and 2007, respectively. At December 31, 2006, the investment balance of $7.4 million was included within other assets in the accompanying consolidated balance sheets. As of December 31, 2007, cumulative equity losses exceeded the investment, and as a result, no additional losses from WildBlue will be recognized and the investment balance was zero.

(b) Horizons-1 and Horizons-2

As a result of the PanAmSat Acquisition Transactions, the Company has a joint venture with JSAT, a leading satellite operator in the Asia-Pacific region. The joint venture is named Horizons Satellite Holdings, LLC, and consists of two investments: Horizons-1 and Horizons-2.

Horizons-1 owns and operates the Ku band portion of the Horizons-1 satellite in the fixed satellite services sector, offering service to customers in the Asia-Pacific region. The Company accounts for its investment using the equity method of accounting. Intelsat’s share of results of Horizons-1 is included in other expense, net in the accompanying consolidated statements of operations and was income of $0.1 million and $0.2 million for the years ended December 31, 2006 and 2007, respectively. The investment balance of $22.1 million and $19.1 million as of December 31, 2006 and 2007, respectively, was included within other assets in the accompanying consolidated balance sheets.

On August 1, 2005, Intelsat Corporation formed a second satellite joint investment with JSAT that built and launched a Ku-band satellite in December 2007 to operate at 74.05 degrees west longitude, referred to as Horizons–2. The satellite will support digital video, high-definition television and IP-based content distribution networks to broadband Internet and satellite news gathering services in the United States. The Horizons-2 satellite was launched into orbit in December 2007 and entered into service in February 2008. The total future joint investment in Horizons-2 is expected to be $205.4 million, of which each of the joint venture partners is required to fund their 50% share beginning in early 2008. The contribution obligation arises from the estimated future obligation of the Company to fund amounts due under Horizons-2’s loan agreement with a third-party lender. The Company has entered into a security and pledge agreement with the lender and pursuant to this agreement, granted a security interest in its contribution obligation to the lender. Therefore, the Company has recorded this obligation as an indirect guarantee in accordance with FASB, Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). The Company’s investment is being accounted for using the equity method. As of December 31, 2006 and 2007, the investment balance of $37.3 million and $83.0 million, respectively, is included within other assets and the Company has recorded a liability of $37.3 million and $83.0 million as of December 31, 2006 and 2007, respectively, included within other long-term liabilities in the consolidated balance sheets in relation to the future funding of this investment in Horizons-2.

The Company also provides certain services to the joint venture and utilizes capacity from the joint venture (see Note 17(d)—Related Party Transactions).

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 9    Goodwill and Other Intangible Assets

The carrying amounts of goodwill and acquired intangible assets not subject to amortization consist of the following:

	As of December 31, 2006	As of December 31, 2007
Goodwill	$3,908,032	$3,900,193
Tradename	$30,000	$30,000
Orbital locations	$1,646,600	$1,646,600

During the year ended December 31, 2007, the Company reduced goodwill by approximately $7.8 million primarily due to adjustments to certain pre-acquisition tax reserves in accordance with EITF 93-7 related to a change in estimate associated with the 2006 extraterritorial income exclusion and changes in pre-acquisition tax reserves related to a tax assessment issued by the Indian government (see Note 12—Income Taxes).

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consisted of the following:

	2006			2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$591,400	$(70,259)	$521,141	$591,400	$(137,822)	$453,578
Customer relationships	283,988	(27,729)	256,259	283,988	(52,430)	231,558
Technology	10,000	(2,396)	7,604	10,000	(3,646)	6,354

Total	$885,388	$(100,384)	$785,004	$885,388	$(193,898)	$691,490

Intangible assets are amortized on a straight-line basis over their estimated useful lives. As of December 31, 2007, backlog and other, customer relationships and technology had remaining weighted average useful lives of nine years, twelve years and five years, respectively. The Company recorded amortization expense of $34.9 million, $65.5 million, and $93.5 million for the period February 1, 2005 to December 31, 2005 and the years ended December 31, 2006 and 2007, respectively.

Scheduled amortization charges for the intangible assets over the next five years are as follows:

Year	Amount
2008	$92,902
2009	86,804
2010	84,028
2011	67,140
2012	44,940

During the fourth quarter of each year presented, the Company completed its annual assessment of potential impairment of goodwill and other intangible assets not subject to amortization. No impairment changes were recorded as a result of this annual assessment for impairment.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 10    Long-Term Debt

The carrying amounts and estimated fair values of notes payable and long-term debt were as follows:

	As of December 31, 2006		As of December 31, 2007
	Amount	Fair Value	Amount	Fair Value
Intelsat, Ltd.:
6.5% Senior Notes due November 2013	$700,000	$589,800	$700,000	$504,000
Unamortized discount on 6.5% Senior Notes	(98,921)	—	(88,035)	—
7.625% Senior Notes due April 2012	600,000	553,500	600,000	489,000
Unamortized discount on 7.625% Senior Notes	(45,352)	—	(38,422)	—
5.25% Senior Notes due November 2008	400,000	389,500	400,000	395,000
Unamortized discount on 5.25% Senior Notes	(13,068)	—	(6,188)	—

Total Intelsat, Ltd. obligations	1,542,659	1,532,800	1,567,355	1,388,000

Intelsat Bermuda:
Floating Rate Senior Notes due June 2013	260,000	273,000	260,000	265,200
11.25% Senior Notes due June 2016	1,330,000	1,459,700	1,330,000	1,369,900
9.25% Senior Notes due June 2016	750,000	807,200	750,000	753,750
11.25% (LIBOR + 5.74%) Bridge Loan	600,000	603,000	—	—
Floating Rate Senior Notes due January 2015	—	—	600,000	598,500
Senior Unsecured Credit Facilities due February 2014	—	—	1,000,000	983,750
Unamortized discount on Senior Unsecured Credit Facilities due 2014	—	—	(4,495)	—

Total Intelsat Bermuda obligations	2,940,000	3,142,900	3,935,505	3,971,100

Intermediate Holdco:
9.25% aggregate principal amount at maturity of $478,700 Senior Discount Notes due February 2015	362,276	277,100	396,561	387,747

Intelsat Sub Holdco:
Floating Rate Senior Notes due January 2012	1,000,000	1,010,000	—	—
8.25% Senior Notes due January 2013	875,000	892,500	875,000	877,188
8.625% Senior Notes due January 2015	675,000	704,500	675,000	678,375
Senior Secured Credit Facilities, due July 2013	344,750	344,750	341,303	338,743
Capital lease obligations	18,605	18,605	12,438	12,438

7% Note payable to Lockheed Martin Corporation due annually from 2007 to 2011	20,000	20,000	15,000	15,000

Total Intelsat Sub Holdco obligations	2,933,355	2,990,355	1,918,741	1,921,744

Intelsat Corp:
Senior Secured Credit Facilities, due January 2014	1,635,100	1,651,500	1,618,749	1,596,491
Senior Secured Credit Facilities, due July 2012	355,910	356,800	320,319	315,915
9% Senior Notes due August 2014	656,320	693,200	656,320	656,320
Unamortized premium on 9% Senior Notes	16,329	—	14,980	—
9% Senior Notes due January 2016	575,000	610,200	575,000	575,000
6.375% Senior Notes due January 2008	150,000	150,000	150,000	149,813
Unamortized discount on 6.375% Senior Notes	(337)	—	(14)	—
6.875% Senior Notes due January 2028	125,000	113,800	125,000	104,375
Unamortized discount on 6.875% Senior Notes	(13,187)	—	(13,112)	—
8.5% Senior Notes due June 2012	1,190	1,190	—	—

Total Intelsat Corp obligations	3,501,325	3,576,690	3,447,242	3,397,914

Total Intelsat, Ltd. long-term debt	11,279,615	$11,519,845	11,265,404	$11,066,505

Less:
Current portion of capital lease obligations	8,237		8,708
Current portion of long-term debt	61,580		69,287

Total current portion	69,817		77,995

Total long-term debt, excluding current portion	$11,209,798		$11,187,409

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Except as described below, the fair values were based on available market information or quoted prices. The fair value of the note payable to Lockheed Martin Corporation is assumed to equal the book value of the note, since payment of up to $15.0 million of the note balance is contingent upon the non-occurrence of certain events that are outside the control of the Company. Because of the contingency, the Company does not believe it is practicable to determine the fair value of the note.

The credit agreements governing the senior secured credit facilities and the indentures governing the outstanding notes contain a number of restrictive covenants that impose significant operating and financial restrictions on the Company. The senior secured credit facilities also include a financial covenant that requires the borrower not to exceed a maximum senior secured leverage ratio. In addition, the senior secured credit facilities require that the borrower use a portion of the proceeds of certain asset sales, in excess of specified amounts, that are not reinvested in the business to repay indebtedness under such facilities. The credit agreements governing the senior secured credit facilities and the indentures governing the outstanding notes also include covenants (subject to a number of qualifications) restricting, among other things, the Company’s and certain of its subsidiaries’ ability to pay dividends, or make redemptions, repurchases or distributions with respect to capital stock; make certain loans or investments; engage in mergers, acquisitions, asset sales and sale and lease-back transactions; and engage in transactions with affiliates.

On January 12, 2007, Intelsat Bermuda issued $600.0 million in Floating Rate Senior Notes due 2015, referred to as the Refinancing Notes. The net proceeds of this offering, together with cash on hand, were used to repay the $600.0 million Senior Unsecured Bridge Loan, and to pay related fees and expenses. On January 19, 2007, Intelsat Sub Holdco amended the New Sub Holdco Credit Agreement to reduce the Term Loan B facility interest rate. Also on January 19, 2007, Intelsat Corporation further amended the Intelsat Corporation Amended and Restated Credit Agreement to reduce the Term Loan A-3 interest rate and Term Loan B-2 interest rate. In addition, on February 2, 2007, Intelsat Bermuda borrowed under a $1.0 billion term loan due 2014 pursuant to a new unsecured credit agreement, referred to as the Intelsat Bermuda Unsecured Credit Agreement. The net proceeds of the borrowing thereunder were contributed to Intermediate Holdco, and Intermediate Holdco contributed the net proceeds to Intelsat Sub Holdco, which used the net proceeds, together with cash on hand, to redeem its outstanding $1.0 billion Floating Rate Senior Notes due 2012 and pay the related premium, fees and expenses. The issuance of the Refinancing Notes, the amendments to Intelsat Sub Holdco and Intelsat Corporation’s credit agreements, the borrowing under the Intelsat Bermuda Unsecured Credit Agreement and the related repayment of Intelsat Bermuda’s Senior Unsecured Bridge Loan and redemption of Intelsat Sub Holdco’s $1.0 billion Floating Rate Senior Notes due 2012 are referred to collectively as the “2007 Refinancings.”

(a) Intelsat, Ltd.

Senior Notes due 2008 and Senior Notes due 2013

On November 7, 2003, Intelsat, Ltd. issued $400.0 million in aggregate principal amount of 5 1/4% Senior Notes due 2008, referred to as the Original 2008 Senior Notes, and $700.0 million in aggregate principal amount of 6 1/2% Senior Notes due 2013, referred to as the Original 2013 Senior Notes, in each case in a private placement to initial purchasers who resold the notes pursuant to Rule 144A in the United States and in accordance with Regulation S outside of the United States. In February 2004, Intelsat, Ltd. exchanged substantially all of these notes for notes registered under the Securities Act, referred to as the 2008 Senior Notes and the 2013 Senior Notes, respectively, after an exchange offer conducted pursuant to a registration rights agreement that Intelsat, Ltd. entered into with the initial purchasers of the Original 2008 Senior Notes and the Original 2013 Senior Notes. Interest is payable on the 2008 Senior Notes and the 2013 Senior Notes semi-annually on May 1 and November 1 of each year. Intelsat, Ltd. may redeem some or all of the 2008 Senior Notes

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

and the 2013 Senior Notes at any time at the redemption prices set forth in the 2008 Senior Notes and the 2013 Senior Notes, respectively. Intelsat, Ltd. may also redeem the outstanding 2008 Senior Notes and the 2013 Senior Notes in whole in the event of certain tax changes affecting the senior notes, as set forth in the indenture to the 2008 Senior Notes and the 2013 Senior Notes.

The 2008 Senior Notes and the 2013 Senior Notes are senior unsecured obligations of Intelsat, Ltd. and rank equally with the Company’s other senior unsecured indebtedness. The 2008 Senior Notes have been classified as long-term debt on the consolidated balance sheet since they have been refinanced on a long-term basis subsequent to December 31, 2007. See Note 20—Subsequent Events.

Senior Notes due 2012

On April 15, 2002, Intelsat, Ltd. issued $600.0 million in aggregate principal amount of 7 5/8% Senior Notes due April 15, 2012, referred to as the Original 2012 Senior Notes, in a private placement to initial purchasers who resold the notes pursuant to Rule 144A in the United States and in accordance with Regulation S outside of the United States. In January 2003, Intelsat, Ltd. exchanged these notes for notes registered under the Securities Act, referred to as the 2012 Senior Notes, after an exchange offer conducted pursuant to a registration rights agreement Intelsat, Ltd. entered into with the initial purchasers of the Original 2012 Senior Notes. Interest is payable on the 2012 Senior Notes semi-annually on April 15 and October 15 of each year. Intelsat, Ltd. may redeem some or all of the 2012 Senior Notes at any time at the redemption prices set forth in the 2012 Senior Notes. Intelsat, Ltd. may also redeem the outstanding 2012 Senior Notes in whole in the event of certain tax changes affecting the 2012 Senior Notes, as set forth in the indenture to the 2012 Senior Notes.

The 2012 Senior Notes are senior unsecured obligations of Intelsat, Ltd. and rank equally with the Company’s other senior unsecured indebtedness.

(b) Intelsat Bermuda

Floating Rate Senior Notes due 2013, Senior Notes due 2016 and Guaranteed Senior Notes due 2016

On July 3, 2006, in connection with the PanAmSat Acquisition Transactions, Intelsat Bermuda issued $260.0 million in aggregate principal amount of its Floating Rate Senior Notes due 2013, referred to as the 2006 Floating Rate Notes, $1.3 billion in aggregate principal amount of its 11 1/4% Senior Notes due 2016, referred to as the 2016 Notes, and $750.0 million in aggregate principal amount of its 9 1/4% Senior Notes due 2016, referred to as the 2006 Guaranteed Notes, and together with the 2006 Floating Rate Notes and the 2016 Notes, the PanAmSat Acquisition Notes, in each case in a private placement to initial purchasers who resold the notes pursuant to Rule 144A in the United States and in accordance with Regulation S outside of the United States. On April 5, 2007, Intelsat Bermuda exchanged substantially all of the unregistered PanAmSat Acquisition Notes for notes registered under the Securities Act, through an exchange offer conducted pursuant to registration rights agreements entered into with the initial purchasers of the PanAmSat Acquisition Notes.

Interest is payable on the PanAmSat Acquisition Notes semi-annually on June 15 and December 15, commencing on December 15, 2006. Intelsat Bermuda may redeem some or all of the 2006 Floating Rate Notes, the 2016 Notes and the 2006 Guaranteed Notes at any time prior to June 15, 2008, June 15, 2011 and June 15, 2011, respectively, at a price equal to 100% of the principal amount thereof plus the make-whole premium described in the respective notes. Thereafter, Intelsat Bermuda may redeem some or all of the respective notes at the applicable redemption prices set forth in respective notes. Intelsat Bermuda may also redeem up to 35% of

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

the outstanding 2016 Notes or 2006 Guaranteed Notes, as applicable, before June 15, 2009, and 100% of the outstanding 2006 Floating Rate Notes before June 15, 2008, with the proceeds of certain equity offerings and capital contributions subject to limitations and at redemption prices set forth in the PanAmSat Acquisition Notes.

The PanAmSat Acquisition Notes are senior unsecured obligations of Intelsat Bermuda and rank equally with Intelsat Bermuda’s other senior unsecured indebtedness. The 2006 Floating Rate Notes and the 2016 Notes are guaranteed by Intelsat, Ltd.

The 2006 Floating Rate Notes bear interest at LIBOR plus 600 basis points and the interest rate resets every six months. At December 31, 2007, the interest rate on the 2006 Floating Rate Notes was 10.83%.

Senior Unsecured Bridge Loan

On July 3, 2006 in connection with the PanAmSat Acquisition Transactions, Intelsat Bermuda entered into a senior unsecured credit facility with affiliates of certain of the initial purchasers of the Bermuda 2016 Non-Guaranteed Senior Notes to provide financing of $600.0 million referred to as the Senior Unsecured Bridge Loan. This loan was repaid on January 12, 2007 in connection with the 2007 Refinancings.

Floating Rate Senior Notes due 2015

On January 12, 2007, in connection with the 2007 Refinancings, Intelsat Bermuda issued $600.0 million in aggregate principal amount of its Floating Rate Senior Notes due 2015, referred to as the 2007 Floating Rate Notes, in a private placement to initial purchasers who resold the notes pursuant to Rule 144A in the United States and in accordance with Regulation S outside of the United States. On April 5, 2007, Intelsat Bermuda exchanged all of the unregistered 2007 Floating Rate Notes for notes registered under the Securities Act, through an exchange offer conducted pursuant to a registration rights agreement entered into with the initial purchasers of the 2007 Floating Rate Notes.

Borrowings under the 2007 Floating Rate Notes bear interest at LIBOR plus 350 basis points. At December 31, 2007, the interest rate on the 2007 Floating Rate Notes was 8.886%. Interest is payable on the 2007 Floating Rate Notes semi-annually on January 15 and July 15, commencing on July 15, 2007. Intelsat Bermuda could have redeemed some or all of the 2007 Floating Rate Notes at any time prior to January 15, 2008, at a price equal to 100% of the principal amount thereof plus the make-whole premium described in the 2007 Floating Rate Notes. Thereafter, Intelsat Bermuda could redeem all or a portion of the 2007 Floating Rate Notes at the redemption prices set forth in the 2007 Floating Rate Notes. Intelsat Bermuda could also have redeemed up to 100% of the outstanding 2007 Floating Rate Notes before January 15, 2008 with the proceeds of certain equity offerings and capital contributions, subject to limitations and at redemption prices set forth in the 2007 Floating Rate Notes.

The 2007 Floating Rate Notes are senior unsecured obligations of Intelsat Bermuda and rank equally with Intelsat Bermuda’s other senior unsecured indebtedness. The 2007 Floating Rate Notes are guaranteed by Intelsat, Ltd.

Intelsat Bermuda Unsecured Credit Agreement

On February 2, 2007, in connection with the 2007 Refinancings, Intelsat Bermuda entered into a senior unsecured credit facility, referred to as the Intelsat Bermuda Unsecured Credit Agreement, consisting of a senior unsecured term loan facility of $1.0 billion due 2014.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Borrowings under the Intelsat Bermuda Unsecured Credit Agreement bear interest at either (i) LIBOR plus 250 basis points or (ii) the Above Bank Rate, which is the rate for any day equal to the higher of (a) the Federal Funds Rate plus  1 /2 of 1.00% and (b) the rate of interest in effect for such day as its prime rate, plus 150 basis points. At December 31, 2007, the interest rate on the Intelsat Bermuda Unsecured Credit Agreement was 7.725%.

Borrowings under the Intelsat Bermuda Unsecured Credit Agreement are prepayable at any time without premium or penalty. With respect to a change in control or asset sales, the Intelsat Bermuda Unsecured Credit Agreement contains substantially the same prepayment provisions as the 2006 Guaranteed Notes (as defined above).

Borrowings under the Intelsat Bermuda Unsecured Credit Agreement are guaranteed by Intelsat, Ltd., Intelsat Sub Holdco and all of Intelsat Sub Holdco’s subsidiaries that guarantee the 2006 Guaranteed Notes.

(c) Intermediate Holdco

Senior Discount Notes due 2015

On February 11, 2005, Intelsat, Ltd. and Zeus Special Subsidiary Limited issued $478.7 million in aggregate principal amount at maturity of 9 1/4% Senior Discount Notes due 2015, referred to as the discount notes, in a private placement to an initial purchaser who resold the notes pursuant to Rule 144A in the United States and in accordance with Regulation S outside of the United States. As part of the 2005 Transfer Transactions, Intelsat Bermuda became an obligor on the discount notes in place of Zeus Special Subsidiary Limited. On July 3, 2006, Intelsat Bermuda transferred substantially all of its assets to Intermediate Holdco and Intermediate Holdco assumed substantially all of the then-existing liabilities of Intelsat Bermuda, including the discount notes. Intelsat Bermuda, Intermediate Holdco and Intelsat, Ltd. executed two supplemental indentures pursuant to which Intermediate Holdco affirmed its obligations as issuer of the discount notes that it assumed in connection with the transfer of Intelsat Bermuda’s liabilities to Intermediate Holdco and Intelsat Bermuda became a guarantor of the discount notes. In September 2006, Intermediate Holdco exchanged all of the unregistered discount notes for notes registered under the Securities Act, through an exchange offer conducted pursuant to a registration rights agreement entered into with the initial purchaser of the discount notes.

Until February 1, 2010, interest will accrue on the discount notes at the rate of 9 1/4% per annum in the form of an increase in the accreted value (representing amortization of original issue discount) between the date of original issuance and February 1, 2010. Cash interest is payable on the discount notes semi-annually on February 1 and August 1, beginning on August 1, 2010. Intermediate Holdco may redeem some or all of the discount notes at any time prior to February 1, 2010 at a price equal to 100% of the accreted value of the discount notes plus the make-whole premium described in the discount notes. On and after February 1, 2010, Intermediate Holdco may redeem some or all of the discount notes at any time at the redemption prices set forth in the discount notes.

The discount notes are senior unsecured obligations of Intermediate Holdco and Intelsat, Ltd. and rank equally with the other senior unsecured indebtedness of Intermediate Holdco and Intelsat, Ltd. In connection with the PanAmSat Acquisition Transactions, Intelsat Bermuda executed a supplemental indenture pursuant to which it became a guarantor of the discount notes.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

(d) Intelsat Sub Holdco

Floating Rate Senior Notes due 2012

On January 28, 2005, Intelsat Bermuda issued $1.0 billion in aggregate principal amount of its Floating Rate Senior Notes due 2012, referred to as the Floating Rate Senior Notes due 2012. These notes became obligations of Intelsat Sub Holdco on March 3, 2005. In connection with the 2007 Refinancings, the Company redeemed these notes on January 12, 2007.

Senior Notes due 2013 and Senior Notes due 2015

On January 28, 2005, Intelsat Bermuda issued $875.0 million in aggregate principal amount of its 8 1/4% Senior Notes due 2013 and $675.0 million in aggregate principal amount of its 8 5/8% Senior Notes due 2015, referred to together as the 2005 Fixed Rate Notes, in each case in a private placement to initial purchasers who resold the notes pursuant to Rule 144A in the United States and in accordance with Regulation S outside of the United States. On March 3, 2005, Intelsat Sub Holdco became the obligor on the 2005 Fixed Rate Notes, and Intelsat Bermuda executed a supplemental indenture pursuant to which it became a guarantor of the 2005 Fixed Rate Notes. On March 17, 2006, Intelsat Sub Holdco exchanged substantially all of the unregistered 2005 Fixed Rate Notes for notes registered under the Securities Act, through an exchange offer conducted pursuant to a registration rights agreement entered into with the initial purchasers of the 2005 Fixed Rate Notes. On July 3, 2006, Intelsat Bermuda transferred substantially all of its assets to Intermediate Holdco and Intermediate Holdco assumed substantially all of the then-existing liabilities of Intelsat Bermuda, including Intelsat Bermuda’s guarantee of the 2005 Fixed Rate Notes. Intelsat Bermuda, Intermediate Holdco and Intelsat Sub Holdco executed a supplemental indenture pursuant to which Intermediate Holdco affirmed the guarantee of the 2005 Fixed Rate Notes that it assumed in connection with the transfer of Intelsat Bermuda’s liabilities to Intermediate Holdco and Intelsat Bermuda became a guarantor of the 2005 Fixed Rate Notes.

Interest is payable on the 2005 Fixed Rate Notes semi-annually on January 15 and July 15, commencing, in the case of the registered 2005 Fixed Rate Notes, on July 15, 2006. Intelsat Sub Holdco may redeem some or all of the 8 1/4% Senior Notes due 2013 and 8 5/8% Senior Notes due 2015 at any time prior to January 15, 2009 and January 15, 2010, respectively, at a price equal to 100% of the principal amount thereof plus the make-whole premium described in the respective notes. Thereafter, Intelsat Sub Holdco may redeem some or all of the respective notes at the applicable redemption prices set forth in respective notes. Intelsat Sub Holdco could also have redeemed up to 35% of the outstanding 2005 Fixed Rate Notes before January 15, 2008 with the proceeds of certain equity offerings and capital contributions subject to limitations and at redemption prices set forth in the 2005 Fixed Rate Notes.

The 2005 Fixed Rate Notes are senior unsecured obligations of Intelsat Sub Holdco and rank equally with Intelsat Sub Holdco’s other senior unsecured indebtedness. The 2005 Fixed Rate Notes are guaranteed by Intelsat Ltd., Intelsat Bermuda, Intermediate Holdco and certain subsidiaries of Intelsat Sub Holdco.

Senior Secured Credit Facilities

On July 3, 2006, in connection with the PanAmSat Acquisition Transactions, Intelsat Sub Holdco entered into senior secured credit facilities. The senior secured credit facilities consist of:

•	a $344.8 million senior secured term loan facility with a seven-year maturity; and

•	a $300.0 million senior secured revolving credit facility with a six-year maturity.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

The revolving credit facility is available on a revolving basis and terminates on July 3, 2012. $200.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, $35.0 million of the revolving credit facility is available for swing line loans. Both the face amount of any outstanding letters of credit and any swing line loans will reduce availability under the revolving credit facility on a dollar for dollar basis.

Following an amendment on January 19, 2007, interest rates for the term loan portion of the New Sub Holdco Credit Agreement range, at the option of Intelsat Sub Holdco, (i) from the LIBOR rate plus 1.75% to the LIBOR rate plus 2.00%, or (ii) the Above Bank Rate, referred to as ABR, which is the rate for any day (rounded upwards, if necessary, to the next  1/16 of 1.00%) equal to the greater of (a) the prime rate in effect on such day or (b) the Federal Funds Rate in effect on such day plus  1/2 of 1.00%, as defined in the New Sub Holdco Credit Agreement, plus 0.75%, to the ABR plus 1.00%, depending on certain financial measures. Interest rates for the revolving credit facility portion of the New Sub Holdco Credit Agreement range, at the option of Intelsat Sub Holdco, (i) from LIBOR plus 2.00% to LIBOR plus 2.25% or (ii) the ABR plus 1.00% to the ABR plus 1.25%, depending on certain financial measures. The ABR and LIBOR, plus the applicable margins, are determined as specified in the New Sub Holdco Credit Agreement, as amended.

The obligations under Intelsat Sub Holdco’s senior secured credit facilities are guaranteed by Intermediate Holdco and certain of Intelsat Sub Holdco’s subsidiaries. The obligations under the senior secured credit facilities are secured by a perfected first priority security interest to the extent legally permissible in substantially all of Intelsat Sub Holdco’s and the guarantors’ tangible and intangible assets, with certain exceptions.

Intelsat Sub Holdco is required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, at a rate per annum of 0.375%. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. Obligations under the Sub Holdco Credit Agreement are guaranteed by certain of Intelsat Sub Holdco’s subsidiaries, as well as by Intermediate Holdco, and secured by a perfected first priority security interest to the extent legally permissible in substantially all of the tangible and intangible assets of the borrower and guarantors, with certain agreed exceptions.

No amounts were outstanding under the revolving credit facility as of December 31, 2007; however, $15.0 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was $285.0 million at such date. Under the terms of the credit agreements governing both Intelsat Sub Holdco’s senior secured credit facilities and Intelsat Corporation’s amended and restated senior credit facilities, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat, Ltd., under a senior secured debt covenant included in the indenture governing Intelsat, Ltd.’s 5 1/4% Senior Notes due 2008, 7 5/8% Senior Notes due 2012 and the 6 1/2% Senior Notes due 2013. As a result, under certain circumstances, Intelsat Sub Holdco may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Corporation has certain amounts outstanding under its revolving credit facility, and Intelsat Corporation may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving credit facility. The aggregate availability under the two revolving credit facilities was therefore limited to $301.3 million as of December 31, 2007, and the availability under Intelsat Sub Holdco’s revolving credit facilities was $285.0 million, subject to the aggregate availability restriction.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

(e) Intelsat Corporation

As part of the PanAmSat Acquisition Transactions, Intelsat Corporation’s pre-acquisition fixed-rate long-term debt was revalued based on quoted market prices, resulting in a net fair value purchase price increase of approximately $3.4 million. This net fair value purchase price increase is being amortized to interest expense over the remaining term of the notes. The amortization of the net fair value purchase price increase for the period July 1, 2006 through December 31, 2006 and the year ended December 31, 2007 reduced interest expense by approximately $0.6 million and $1.0 million, respectively.

Senior Secured Credit Facilities

On July 3, 2006, in connection with the PanAmSat Acquisition Transactions, Intelsat Corporation amended and restated its senior secured credit facilities. Intelsat Corporation’s senior secured credit facilities consist of:

•	a $355.9 million senior secured Term Loan A-3 Facility with a six-year maturity;

•	a $1,635.1 million senior secured Term Loan B-2 Facility with a seven and one half-year maturity; and

•	a $250.0 million senior secured revolving credit facility with a six-year maturity.

The revolving credit facility is available on a revolving basis and terminates on July 3, 2012. $150.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, a portion of the revolving credit facility is available for swing line loans. Both the face amount of any outstanding letters of credit and any swing line loans will reduce availability under the revolving credit facility on a dollar for dollar basis. No amounts were outstanding under the revolving credit facility as of December 31, 2007; however, $2.1 million in letters of credit were issued and outstanding under the facility. Availability under the revolving credit facility was $247.9 million at December 31, 2007. Following an amendment on January 19, 2007, interest rates for the term loan portion of the Intelsat Corporation Amended and Restated Credit Agreement range, at the option of Intelsat Corporation, (i) from LIBOR plus 1.75% to LIBOR plus 2.00% or (ii) the ABR plus 0.75% to the ABR plus 1.00%, depending on certain financial measures. Interest rates for the revolving credit facility portion of the Intelsat Corporation Amended and Restated Credit Agreement range, at the option of Intelsat Corporation, (i) from LIBOR plus 2.125% to LIBOR plus 2.875% or (ii) the ABR plus 1.125% to the ABR plus 1.875%, depending on certain financial measures. The ABR and LIBOR, plus the applicable margins, are determined as specified in the Intelsat Corporation Amended and Restated Credit Agreement, as amended. At December 31, 2007, the interest rates for both the Term Loan A-3 facility and the Term Loan B-2 facility was 7.225% (see The 2007 Refinancings).

Intelsat Corporation is required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, at a rate per annum of 0.375%. Certain of the collateral pledged to secure Intelsat Corporation’s obligations under its senior secured credit facilities is shared with the holders of Intelsat Corporation’s $150.0 million 6 3/8% Senior Secured Notes due 2008 and $125.0 million 6 7/8% Senior Secured Debentures due 2028.

Under the terms of the credit agreements governing both Intelsat Sub Holdco’s senior secured credit facilities and Intelsat Corporation’s amended and restated senior credit facilities, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat Ltd., under a senior secured debt covenant included in the indenture governing Intelsat Ltd.’s outstanding senior notes. As a result, under certain circumstances, Intelsat Corporation may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Sub Holdco has certain

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

amounts outstanding under its revolving credit facility. The aggregate availability under the two revolving credit facilities was therefore limited to $301.3 million as of December 31, 2007, and the availability under Intelsat Corporation’s revolving credit facilities was $247.9 million, subject to the aggregate availability restriction.

9% Senior Notes due 2014

On August 20, 2004, Intelsat Corporation issued $1.0 billion of 9% Senior Notes due 2014, referred to as the Intelsat Corporation 2014 Senior Notes. Interest on these notes is payable semi-annually on February 15 and August 15 of each year, beginning February 15, 2005. These notes mature on August 15, 2014.

Prior to August 15, 2009, Intelsat Corporation has the option to redeem all or a portion of these notes at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Intelsat Corporation may also redeem these notes on or after August 15, 2009 at par plus accrued interest plus a premium equal to 4 1/2%, which premium shall decline ratably on each yearly anniversary of the date of issuance to zero on the date that is two years prior to the maturity date of these notes. In addition, until August 15, 2007, Intelsat Corporation may redeem up to 35% of the original principal amount of these notes with the proceeds of certain equity offerings. On April 1, 2005, Intelsat Corporation redeemed $353.5 million, or 35%, of its 9% Senior Notes. If Intelsat Corporation makes certain asset sales, Intelsat Corporation may be required to offer to repurchase some or all of these notes at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest and Special Interest (as defined in the 9% Senior Notes), if any.

As a result of the PanAmSat Acquisition Transactions, on August 2, 2006, Intelsat Corporation commenced a change of control offer to repurchase the 9% Senior Notes. Upon the expiration of that change of control offer on September 26, 2006, the holders of approximately 0.03% of the outstanding 9% Senior Notes tendered their notes. The 9% Senior Notes not tendered to Intelsat Corporation in that change of control offer, or approximately $656.3 million, remain outstanding obligations of Intelsat Corporation.

9% Senior Notes due 2016

On July 3, 2006, in connection with the PanAmSat Acquisition Transactions, Intelsat Corporation issued $575.0 million of its 9% Senior Notes due 2016, referred to as the Intelsat Corporation 2016 Senior Notes. On April 5, 2007, Intelsat Corporation exchanged all of the unregistered 9% Senior Notes due 2016 for notes registered under the Securities Act, through an exchange offer conducted pursuant to a registration rights agreement entered into with the initial purchasers of the 9% Senior Notes due 2016.

Interest on these notes is payable semi-annually on June 15 and December 15 of each year, beginning December 15, 2006. These notes mature on June 15, 2016.

Prior to June 15, 2011, Intelsat Corporation has the option to redeem all or a portion of these notes at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Intelsat Corporation may also redeem these notes on or after June 15, 2011 at par plus accrued interest plus a premium equal to 104.5%, which premium shall decline ratably on each yearly anniversary of the date of issuance to zero on the date that is two years prior to the maturity date of these notes. In addition, until June 15, 2009, Intelsat Corporation may redeem up to 35% of the outstanding notes with the proceeds of certain equity offerings and capital contributions. If Intelsat Corporation makes certain asset sales, it may be required to offer to repurchase some or all of these notes at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest, if any.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

6 3/8% Senior Secured Notes due 2008 and 6 7/8% Senior Secured Debentures due 2028

The 6 3/8% Senior Secured Notes due 2008 and 6 7/8% Senior Secured Debentures due 2028, referred to as the Intelsat Corporation Senior Debentures, were issued pursuant to an indenture, dated January 16, 1998. The 6 3/8% Senior Secured Notes due 2008 are limited to $150.0 million aggregate principal amount and the 6 7/8% Senior Secured Debentures due 2028 are limited to $125.0 million aggregate principal amount, in each case all of which is presently outstanding. The indenture governing these securities contains limitations on Intelsat Corporation’s ability to incur liens and enter into sale and lease-back transactions. These notes and debentures are secured equally and ratably with respect to certain pledged collateral under Intelsat Corporation’s senior secured credit facilities. The 6 3/8% Senior Secured Notes due 2008 have been classified in long-term debt on the consolidated balance sheet since they have been refinanced on a long-term basis subsequent to December 31, 2007. See Note 20—Subsequent Events.

2012 Senior Notes

Intelsat Corporation had approximately $1.2 million aggregate principal amount of its 8 1/2% Senior Notes due 2012, referred to as the Intelsat Corporation 2012 Senior Notes, outstanding after completing a tender offer for those bonds. The $1.2 million principal amount outstanding of Intelsat Corporation 2012 Senior Notes was redeemed in full on March 16, 2007, and is no longer outstanding.

Required principal repayments of long-term debt, excluding payments on capital lease obligations, over the next five years and thereafter as of December 31, 2007 are as follows:

Year	Amount
2008	$619,287
2009	95,981
2010	95,981
2011	93,205
2012	679,858
2013 and thereafter	9,886,079

Total	$11,470,391

New Sponsors Acquisition

In connection with the consummation of the New Sponsors Acquisition on February 4, 2008, Intelsat Bermuda assumed certain debt obligations entered into by Serafina to effect the transaction and refinance certain existing debt of Intelsat. The assumed debt obligations included a bridge financing comprised of two tranches, a $2.81 billion cash pay senior unsecured bridge loan and a $2.15 billion PIK election senior unsecured bridge loan. The Company used a portion of the net proceeds of the bridge financing to redeem existing senior notes in the aggregate principal amount of $1.26 billion. In addition, the Company entered into amendments and refinancings to its existing credit agreements to facilitate the New Sponsors Acquisition. The New Sponsors Acquisition Transactions included changes in the debt guarantor structure and represented a change of control under various indentures and credit agreements governing the indebtedness of Intelsat Holdings and its subsidiaries that contain change of control provisions (see Note 20—Subsequent Events).

Note 11    Undesignated Interest Rate Swap

The satellite communications industry is a capital intensive, technology-driven business. The Company is subject to interest rate risk primarily associated with its variable rate borrowings. Interest rate risk is the risk that changes in interest rates could adversely affect earnings and cash flows. Specific interest rate risk includes: the

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

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

On March 14, 2005, the Company’s indirect subsidiary, Intelsat Corporation, which was acquired as part of the PanAmSat Acquisition Transactions, entered into a five-year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will be reduced to $625.0 million from March 14, 2008 until expiration on March 14, 2010. This swap was entered into to reduce the variability in cash flow on a portion of Intelsat Corporation’s floating-rate term loans. On a quarterly basis, the Company receives a floating rate of interest equal to the three-month LIBOR and pays a fixed rate of interest that is subject to scheduled rate increases.

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

At the time the interest rate swap was acquired as part of the PanAmSat Acquisition Transactions, the interest rate swap was undesignated and remained undesignated through December 31, 2007. This agreement has been marked-to-market and the change in the fair value of the interest rate swap is recorded within (gain) loss on undesignated interest rate swap in the Company’s consolidated statement of operations. During the year ended December 31, 2006 and 2007, the decrease in the fair value of the interest rate swap asset and the swap interest earned was $11.7 million during each period.

As of December 31, 2006, $0.4 million related to the fair value of the interest rate swap was included in prepaid expenses and $7.0 million was included in other assets, net, within the Company’s consolidated balance sheet. As of December 31, 2007, $14.2 million related to the fair value of the interest rate swap was included in other long-term liabilities within the Company’s consolidated balance sheet. On the interest rate reset date of December 14, 2007, the interest rate which the counterparties utilized on March 14, 2008 to compute interest due to the Company was determined to be 5.06%.

Note 12    Income Taxes

The provision for income taxes consisted of the following:

	Predecessor Entity	Successor Entity
	January 1, 2005 to January 31, 2005	February 1, 2005 to December 31, 2005	2006	2007
Current	$3,815	$28,621	$44,249	$52,916
Deferred	585	(5,849)	(25,399)	(37,959)

Total provision for income taxes	$4,400	$22,772	$18,850	$14,957

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

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

During the fourth quarter of 2007, the Company revised its estimate and the benefit it may claim for its 2006 income tax year under the extraterritorial income tax exclusion. The change in management’s estimate resulted in an additional tax return benefit of $16.3 million, of which $4.1 million was recorded as a benefit in the financial statements. The Company plans to amend its income tax return for the year ended December 31, 2006 and claim this benefit. The Company plans to revise its 2005 benefit for the extraterritorial income exclusion. Any additional benefit that arises from the revision of our 2005 tax year as a result of the extraterritorial income exclusion will be booked as an adjustment to purchase price accounting as this relates to a pre-acquisition period. Therefore, there will not be an impact to our reported amount of tax expense.

	As of December 31,
	2006	2007
Deferred tax assets:
Accruals and advances	$36,222	$50,208
Performance incentives	41,389	42,635
Sales-type leases	36,217	30,532
Customer deposits	37,278	35,387
Debt issuance costs	28,528	21,798
Bad debt reserve	10,121	9,040
Accrued retirement benefits	31,954	27,813
Net operating loss carryforward	76,095	124,121
Alternative minimum tax credit carryforward	17,951	17,951
Other	3,269	11,835

Total deferred tax assets	319,024	371,320

Deferred tax liabilities:
Satellites and other property and equipment	(191,988)	(220,362)
Amortizable intangible assets	(114,543)	(96,381)
Non-amortizable intangible assets	(408,960)	(402,913)
Other	(19,863)	(10,590)

Total deferred tax liabilities	(735,354)	(730,246)

Valuation allowance	(698)	(707)

Total net deferred tax liabilities	$(417,028)	$(359,633)

Current deferred tax assets and liabilities were $42.4 million and $0.9 million, respectively, as of December 31, 2006. As of December 31, 2007, current deferred tax assets were $44.9 million. Non-current deferred tax assets and liabilities were $1.7 million and $460.2 million, respectively, as of December 31, 2006. As of December 31, 2007, non-current deferred tax assets and liabilities were $7.4 million and $412.0 million, respectively. Current deferred tax liabilities are included in other current liabilities as of December 31, 2006 and non-current deferred tax assets are included in other assets as of December 31, 2006 and 2007.

As of December 31, 2006 and December 31, 2007, the Company had income taxes payable, excluding tax contingencies, of $1.2 million and $1.0 million, respectively.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

As of December 31, 2007, the Company provided a $0.7 million valuation allowance against the deferred tax assets of certain subsidiaries. Other than this valuation allowance, the Company believes it is more likely than not that it will fully utilize its deferred tax assets against reversing future taxable temporary differences and against the future taxable income earned by its subsidiaries in taxable jurisdictions. The Company has significant operations in taxable jurisdictions, principally the U.S. and U.K. Certain of the operations of these subsidiaries are controlled by various intercompany agreements which provide these subsidiaries with predictable operating profits. Other subsidiaries, principally those included in the Intelsat Corporation group of companies, are subject to the risks of the Company’s overall business conditions which make their earnings less predictable. As of December 31, 2006 and 2007, the consolidated balance sheet includes a deferred tax asset in the amount of $94.0 million and $142.1 million, respectively, attributable to the future benefit from the utilization of certain net operating loss carryforwards and alternative minimum tax credit carryforwards. As of December 31, 2007, the Company had gross U.S. federal, state and foreign tax net operating loss carryforwards of $362.1 million expiring between 2014 and 2027 and net operating loss carryforwards of $9.7 million having no expiration. The Company’s alternative minimum tax credit carryforward was $18.0 million, which may be carried forward indefinitely.

In July 2006, the FASB issued FIN 48. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, on an undiscounted basis. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits.

The Company adopted FIN 48 on January 1, 2007. The cumulative effect of adopting FIN 48 was immaterial, however the Company reclassified certain reserve amounts and corresponding indemnity receivables within its consolidated balance sheet. As of January 1, 2007, the Company’s gross unrecognized tax benefits were $83.0 million (including interest and penalties), of which $14.5 million, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and, to the extent applicable, penalties with respect to unrecognized tax benefits as income tax expense. As of January 1, 2007, the Company had recorded reserves for interest and penalties in the amount of $24.9 million. As of December 31, 2007, the Company’s gross unrecognized tax benefits were $62.5 million (including interest and penalties), of which $24.8 million, if recognized, would affect the Company’s effective tax rate. As of December 31, 2007, the Company had recorded reserves for interest and penalties in the amount of $6.0 million. During the year ended December 31, 2007, there was a significant decrease to the amount of interest and penalties recorded as reserves. This decrease arose from the settlement of tax positions with the Indian tax authorities discussed below.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Balance at January 1, 2007	$83,045
Increases related to current year tax positions	2,954
Increases related to prior year tax positions	13,004
Expiration of statute of limitations for the assessment of taxes	—
Decreases related to prior year tax positions	(31,514)
Decreases related to the settlement of tax positions	(4,952)
Other	—

Balance at December 31, 2007	$62,537

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

It is reasonably possible that an audit related to the Company’s U.K. operations will be completed within the next twelve months which could result in a decrease in the balance of unrecognized tax benefits. In addition, the Company believes it is reasonably possible that the Company will recognize a decrease in unrecognized tax benefits related to the expiration of certain statutes of limitations. The Company believes that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to its results of operations, financial position or cash flows.

The Company operates in various taxable jurisdictions throughout the world and its tax returns are subject to audit and review from time to time. The Company considers the United Kingdom and United States to be its significant tax jurisdictions. The Company’s U.S. and U.K. subsidiaries are subject to federal, state and local income tax examination for periods after July 18, 2001.

On November 6, 2007, Intelsat Corporation was notified by the Internal Revenue Service, referred to as the IRS, of its intent to initiate an audit for the tax year ended December 31, 2005.

In 2006, the IRS completed an examination of General Motors Corporation’s, referred to as GM, consolidated tax group for the years 2001-2003 of which an indirect subsidiary of the Company formerly was a member. The audit was conducted under the IRS’s Limited Issue Focused Examination program which included a review of certain issues relating to the indirect subsidiary. The examination was concluded with no significant adjustment to items relating to the indirect subsidiary. As a result, the Company has reduced its reserve for tax contingencies and the related The DIRECTV Group receivable by $13.7 million during 2006.

The income tax returns for two U.K. indirect subsidiaries of the Company are currently under examination by the U.K. tax authorities: Intelsat Global Sales & Marketing Ltd. for the years ended December 31, 2001, 2002, 2003 and 2004 and PanAmSat Europe Ltd. for the year ended December 31, 2003. As a result of the Company’s operating structure, the Company and its affiliates have entered into various intercompany agreements which have been, at least in part, the focus of the tax authorities in both the U.S. and the U.K. While the ultimate outcome of such examinations cannot be predicted, the Company provides for such contingencies as part of its yearly tax provision.

Tax Contingency

Prior to August 20, 2004, the Company’s subsidiary, Intelsat Corporation, joined with The DIRECTV Group and GM in filing a consolidated U.S. Federal income tax return. In April 2004, Intelsat Corporation entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among Intelsat Corporation and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify Intelsat Corporation for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from Intelsat Corporation regarding any liability for the federal or consolidated state or local income taxes of GM and The DIRECTV Group, except those income taxes Intelsat Corporation is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corporation for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of the PanAmSat recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, Intelsat Corporation’s tax exposure after indemnification related to these periods is capped at $15.0 million, of which $4.0 million has been paid to date. The tax separation agreement with The DIRECTV Group was effective from August 20, 2004 until the expiration of the statute of limitations with

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

respect to all taxes to which the tax separation agreement relates. As of December 31, 2006 and 2007, the Company has recorded a tax indemnification receivable related to these periods of $33.7 million and $6.8 million, respectively.

At December 31, 2006, the Company had outstanding tax claims related to withholding taxes assessed on revenue derived from broadcasters inside and outside of India who broadcast from or into India. The total amount assessed for all periods from March 31, 1996 through March 31, 2004 was approximately $73.2 million. The Company contested the imposition of such taxes. On August 11, 2006, the Income Tax Appellate Tribunal in New Delhi issued a decision which overturned the tax assessment for the 1997/98 assessment year. In 2007, the Company was informed by The DIRECTV Group that the U.S. and Indian Competent Authorities of their respective tax authorities had reached an agreement (the “Competent Authority Agreement”) with respect to all assessed tax years under the mutual agreement procedures of the U.S./Indian Double Taxation Treaty. In May 2007, the Indian government issued a tax assessment based on the Competent Authority Agreement. As a result, the Company reduced its tax reserves by $32.3 million, tax indemnification receivable from The DIRECTV Group by $23.2 million, federal tax benefit receivable by $3.8 million and goodwill by $5.3 million during 2007. As part of this settlement, the Indian tax authorities agreed not to appeal the August 11, 2006 decision of the Income Tax Appellate Tribunal in New Delhi. In June 2007, the Company made a payment of $5.0 million to the Indian tax authorities and received $4.0 million from The DIRECTV Group pursuant to the indemnification agreement.

In December 2007, the Company received a note of assessment from the income tax officer, New Delhi, for the tax year ended March 31, 2005 (assessment year 2005/2006). The assessment was for approximately $0.5 million. The Company paid the assessment in January 8, 2008. The Company and The DIRECTV Group agreed that the indemnity receivable associated with this assessment is $0.2 million. Once The DIRECTV Group pays the Company this amount, the indemnity with respect to India will be satisfied.

On October 25, 2007, Intelsat Corporation was notified by The DIRECTV Group that the IRS had begun a federal income tax return audit for the period beginning December 23, 2003 and ending December 31, 2005. As mentioned above, under the terms of Intelsat Corporation’s tax separation agreement with The DIRECTV Group, federal income taxes are fully indemnified by The DIRECTV Group for periods through August 20, 2004.

Note 13    Restructuring and Transaction Costs

The Company’s restructuring and transaction costs include its historical facilities restructuring plans and management-approved restructuring plans to consolidate and integrate the management and operations of Intelsat and PanAmSat Holdco subsequent to consummation of the PanAmSat Acquisition Transactions. Total restructuring and transaction costs were $0.3 million, $26.5 million and $9.3 million for the period January 1, 2005 to January 31, 2005 and for the years ended December 31, 2006 and 2007, respectively. There were no similar amounts recorded for the period February 1, 2005 to December 31, 2005.

(a) Facilities Restructuring Plans

The restructuring plan approved subsequent to the consummation of the PanAmSat Acquisition Transactions includes the closure of the former PanAmSat corporate headquarters in Wilton, Connecticut, as well as two other locations in the United States. These costs relate primarily to payments due on existing lease obligations that are expected to be incurred and paid through 2011. PanAmSat Holdco also had recorded

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

liabilities in connection with its 2002 approval of a plan to restructure several of its United States locations and close certain facilities, some of which are currently being utilized through 2011. Additionally, in an effort to further streamline operations, during 2004 Intelsat Corporation consolidated its Manhattan Beach, El Segundo and Long Beach, California facilities. A liability of $8.8 million and $6.4 million as of December 31, 2006 and 2007, is included in other long-term liabilities in the consolidated balance sheets, and the remaining liability at December 31, 2007 will be paid through 2011.

(b) Workforce Restructuring Plan

As part of the acquisition consolidation and integration associated with the PanAmSat Acquisition Transactions, the Company approved a workforce restructuring plan. This plan provides for the relocation and/or severance of employees due to planned facility closures. This workforce reduction covers approximately 400 employees. Approximately $26.4 million and $9.3 million of operating expenses were recorded in the consolidated statements of operations in relation to these plans during the years ended December 31, 2006 and 2007, respectively. These costs included employee compensation, benefits, outplacement services, legal services and relocation, and are expected to be paid through June 2008.

The following table summarizes the recorded accruals which are included in employee related liabilities and accrued liabilities in the consolidated balance sheets and activity related to the facilities restructuring and workforce restructuring (in millions):

	Facilities Restructuring Plans	Workforce Restructuring Plans	Total
Balance at December 31, 2005	$—	$—	$—
Restructuring charges	0.1	26.4	26.5
Assumed liabilities	9.4	19.6	29.0
Net cash payments	(0.7)	(17.9)	(18.6)
Other adjustments [1]	—	(9.4)	(9.4)

Balance at December 31, 2006	8.8	18.7	27.5
Restructuring charges	—	9.3	9.3
Net cash payments	(2.9)	(21.3)	(24.2)
Other adjustments	0.5	—	0.5

Balance at December 31, 2007	$6.4	$6.7	$13.1

[1]	Capital contribution from parent for vested restricted stock awards (see Note 4 – Share-Based Compensation).

No additional costs related to the facilities restructuring plans or the workforce restructuring plans are expected to be incurred.

Note 14    Contractual Commitments

In the further development and operation of Intelsat’s commercial global communications satellite system, significant additional expenditures are anticipated. In connection with these and other expenditures, the Company has assumed a significant amount of long-term debt, as described in Note 10—Long-Term Debt. In addition to

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

these debt and related interest obligations, the Company has expenditures represented by other contractual commitments. The additional expenditures as of December 31, 2007 and the expected year of payment are as follows:

	Satellite Construction and Launch Obligations (1)	Satellite Performance Incentive Obligations	Horizons Contribution Obligations	Capital Leases	Operating Leases	Customer and Vendor Contracts	Total
2008	$245,785	$38,895	$14,480	$9,314	$6,573	$120,472	$435,519
2009	39,182	28,186	16,352	3,817	5,691	26,013	119,241
2010	3,220	23,796	15,771	—	5,678	21,375	69,840
2011	3,220	19,882	15,130	—	5,762	13,961	57,955
2012	3,220	19,542	14,431	—	1,179	8,887	47,259
2013 and thereafter	34,175	90,499	26,532	—	145,330	6,735	303,271

Total contractual commitments	$328,802	$220,800	$102,696	$13,131	$170,213	$197,443	$1,033,085

(1)	Amounts include estimated interest payments to be made on performance incentive obligations related to the Company’s IS-14 and Galaxy 18 satellites which are currently under construction.

(a) Satellite Construction and Launch Obligations

As of December 31, 2007, the Company had approximately $328.8 million of expenditures remaining under the existing satellite construction and launch obligations. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of December 31, 2007, the Company did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

(b) Satellite Performance Incentive Obligations

Satellite construction contracts typically require that the Company make progress payments during the period of the satellite’s construction and orbital incentive payments (plus interest as defined in each agreement with the satellite manufacturer) over the orbital life of the satellite. The incentive obligations may be subject to reduction or refund if the satellite fails to meet specific technical operating standards. As of December 31, 2006 and 2007, the Company had $150.8 million and $149.3 million recorded connected with satellite incentive obligations, respectively.

The satellite construction contracts contain provisions that allows the Company to terminate the contracts with or without cause. If terminated without cause, the Company would forfeit the progress payments and be subject to termination payments that escalate with the passage of time. If terminated for cause, the Company would be entitled to recover any payments it made under the contracts and certain liquidated damages as specified in the contracts.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

(c) Horizons Contribution Obligation

On August 1, 2005, Intelsat Corporation formed its second satellite joint investment with JSAT, a leading satellite operator in the Asia-Pacific region, that will build and launch a Ku-band satellite to replace its SBS-6 satellite. This joint investment is named Horizons-2. The satellite will support digital video, high-definition television referred to as HDTV and IP-based content distribution networks to broadband Internet and satellite news gathering services referred to as SNG in the United States. The Horizons-2 satellite entered service in February 2008. The total future joint investment is expected to be approximately $205.4 million, of which each of the Company and JSAT will be required to fund its 50% share beginning in early 2008. The Company’s portion of the investment is being accounted for using the equity method. As of December 31, 2007, the Horizons-2 obligation of $102.7 million represents estimated interest payments of $17.2 million and a liability of $85.5 million, representing the Company’s 50% share of the amount drawn through that date on the Horizons-2 loan. The contribution obligation arises from the Company’s obligation to fund amounts due under Horizons-2’s loan agreement with a third-party lender. The Company has entered into a security and pledge agreement with the lender and pursuant to this agreement, granted a security interest in its contribution obligation to the lender. Therefore the Company has recorded this obligation as an indirect guarantee in accordance with FIN 45.

(d) Operating Leases

The Company has commitments for operating leases primarily relating to equipment and office facilities. These leases contain escalation provisions for increases. As of December 31, 2007, the total obligation related to operating leases, net of sublease income on leased facilities, was $170.2 million. Intelsat leases space in its owned Washington, D.C. building to various tenants. As of December 31, 2007, the minimum rental income anticipated with respect to these leases is $18.3 million, of which $13.9 million is expected to be received during the next five years. Rental income is included in other expense, net in the accompanying consolidated statements of operations.

Total rent expense for the period January 1, 2005 to January 31, 2005, for the period February 1, 2005 to December 31, 2005, and for the years ended December 31, 2006 and 2007 was $0.5 million, $5.7 million, $8.7 million and $8.5 million, respectively.

(e) Customer and Vendor Contracts

The Company has contracts with certain customers which require the Company to provide equipment, services and other support during the term of the related contracts. The Company also has long-term contractual obligations with service providers primarily for the operation of certain of its satellites. As of December 31, 2007, the Company had commitments under these customer and vendor contracts which aggregated approximately $197.4 million related to the provision of equipment, services and other support.

Note 15    Contingencies

(a) Insurance

As of December 31, 2007, the Company had in effect in-orbit insurance policies covering four satellites with an insured value of $378.3 million and an aggregate net book value of $507.5 million. The Company had 49 uninsured satellites in orbit as of December 31, 2007 with a net book value in the aggregate of $2.97 billion. Of the insured satellites, one was covered by an insurance policy with substantial exclusions or exceptions to

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

coverage for failures of specific components identified by the underwriters as at risk for possible failure, referred to as Significant Exclusion Policies. The Significant Exclusion Policies reduce the probability of an insurance recovery in the event of a loss on this satellite. Galaxy 13/Horizons-1, which was placed in service in January 2004 and is insured by a policy with an exclusion for XIPS related anomalies, continues to have XIPS available as its primary propulsion system. It also has a bi-propellent fuel system currently in use, with sufficient bi-propellant fuel to maintain station-kept orbit until approximately 2016.

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

A settlement has been reached and a consent decree issued in a class action against Intelsat and IGSC filed in 2004 in the U.S. District Court for the District of Columbia by certain named plaintiffs who are Intelsat retirees, spouses of retirees or surviving spouses of deceased retirees. The case arose out of a resolution adopted by the governing body of the IGO, the predecessor to Intelsat prior to privatization, regarding medical benefits for retirees and their dependents. The plaintiffs allege that Intelsat wrongfully modified health plan terms to deny coverage to surviving spouses and dependents of deceased retirees, thereby breaching the fiduciary duty obligations of ERISA, and the “contract” represented by the IGO resolution. Intelsat took the position that the IGO resolution does not create obligations that are enforceable against Intelsat or IGSC.

On September 26, 2007, the District Court entered a consent decree and final judgment adopting the settlement agreement reached by Intelsat and lead plaintiffs’ counsel. The settlement agreement nullifies all potential obligations under the pre-privatization IGO resolution, including, most significantly, the obligation to establish a trust to fund lifetime retiree medical benefits at 2001 levels for the putative class members. Instead, the Company will provide to the retiree class certain health benefits that are essentially the same as those currently provided to active employees, the value of which, taken as a whole, cannot be reduced or eliminated. The retiree class members will have lifetime affordable health care coverage, for which they will pay modest increases in premiums, deductibles and co-pay amounts, such increases to be capped in accordance with certain cost of living adjustment provisions. The settlement extends the obligation to provide the benefits to transferees, affiliates and successors of Intelsat under certain circumstances. On October 1, 2007, the District Court entered a further order concerning the division between the two plaintiffs’ counsel of the $0.3 million in plaintiffs’ attorneys’ fees called for in the settlement. The consent decree became final on October 31, 2007. There were no changes in the accrued litigation liability or postretirement benefit obligations as a result of this settlement.

(c) MFC and LCO Protections

Most of the customer service commitments entered into prior to the privatization were transferred to Intelsat pursuant to novation agreements. These agreements contain provisions, including provisions for most favored customer, referred to as MFC, and lifeline connectivity obligation, referred to as LCO, protections, which constrain Intelsat’s ability to price services in some circumstances. MFC protection expired on July 18, 2006.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Intelsat’s LCO contracts require the Company to provide customers with the right to renew their service commitments covered by LCO contracts at prices no higher than the prices charged for those services on the privatization date. Under some circumstances, Intelsat may also be required by an LCO contract to reduce the price for a service commitment covered by the contract. LCO protection may continue until July 18, 2013. As of December 31, 2007, Intelsat had approximately $210.6 million of backlog covered by LCO contracts and to date has not been required to reduce prices for its LCO-protected service commitments. However, there can be no assurances that Intelsat will not be required to reduce prices in the future under its LCO commitments.

(d) Launch Termination Fees

In October 2004, the Company entered into an agreement with Lockheed Martin Commercial Launch Services for the launch of an unspecified future satellite. This agreement provided that the Company may terminate at its option, subject to the payment of a termination fee that is the greater of: (a) 50% of the launch service price and accommodation fee paid or due as of the effective date of the termination; or (b) $30.0 million. On July 3, 2007, the Company provided authorization to proceed to Lockheed Martin Commercial Launch Services for a launch vehicle that is planned to be utilized by the Company for the launch of the IS-14 satellite. The termination provisions above remain applicable if the Company were to terminate the launch vehicle order.

(e) Other

Boeing Satellite Systems, Inc., formerly Hughes Space and Communications Company, has security interests in certain transponders on the IS-2, IS-3, IS-4 and IS-5 satellites to secure incentive payments owed by the Company pursuant to satellite construction contracts.

Note 16    Business and Geographic Segment Information

Intelsat operates in a single industry segment, in which it provides satellite services to its customers around the world. Revenue by region is based on the locations of customers to which services are billed. Intelsat’s satellites are in geosynchronous orbit, and consequently are not attributable to any geographic location. Of Intelsat’s remaining assets, substantially all are located in the United States. The geographic distribution of Intelsat’s revenue was as follows:

	Predecessor Entity	Successor Entity
	January 1, 2005 to January 31, 2005	February 1, 2005 to December 31, 2005	2006	2007
North America	44%	42%	46%	48%
Europe	19%	20%	18%	15%
Africa and Middle East	19%	19%	18%	17%
Latin America and Caribbean	9%	9%	10%	12%
Asia Pacific	9%	10%	8%	8%

Approximately 4%, 5% and 6% of Intelsat’s revenue was derived from its largest customer in the combined year ended December 31, 2005, and the years ended December 31, 2006, and 2007, respectively. No other single customer accounted for more than 6% of revenue in any of those years. The ten largest customers accounted for

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

approximately 22%, 22% and 23% of Intelsat’s revenue in the combined year ended December 31, 2005, and the years ended December 31, 2006 and 2007, respectively. For the combined year ended December 31, 2005, and the years ended December 31, 2006 and 2007, revenues were derived from the following services:

	Predecessor Entity	Successor Entity
	January 1, 2005 to January 31, 2005	February 1, 2005 to December 31, 2005		2006		2007
		(in thousands, except percentages)
Transponder services	$63,727	$695,658	65%	$1,210,589	73%	$1,654,321	76%
Managed services	7,303	103,583	10%	173,377	10%	264,038	12%
Channel	22,261	200,993	19%	204,140	12%	163,488	7%
Mobile satellite services and other	4,626	73,332	6%	74,560	5%	101,232	5%

Total	$97,917	$1,073,566	100%	$1,662,666	100%	$2,183,079	100%

Note 17    Related Party Transactions

(a) Shareholders Agreement

The shareholders of Intelsat Holdings, including recipients of restricted stock awards of Intelsat Holdings, entered into a shareholder’s agreement relating to Intelsat Holdings on January 28, 2005. The shareholders agreement and the bye-laws of Intelsat Holdings provide, among other things, for the governance of Intelsat Holdings and its subsidiaries and provide specific rights to and limitations upon the holders of Intelsat Holdings’ share capital with respect to shares held by such holders.

(b) Monitoring Fee Agreements and Transaction Fees

In connection with the closing of the New Sponsors Acquisition Transactions on February 4, 2008 (see Note 20—Subsequent Events), Intelsat Bermuda entered into a monitoring fee agreement, referred to as the 2008 MFA, with the New Sponsors (as defined below), or affiliates of, or entities advised by, designated by or associated with, the New Sponsors, as the case may be, which parties are referred to as the 2008 MFA parties, pursuant to which the 2008 MFA parties will provide certain monitoring, advisory and consulting services to Intelsat Bermuda. Pursuant to the 2008 MFA, Intelsat Bermuda is obligated to pay an annual fee equal to the greater of (i) $6.25 million and (ii) 1.25% of Adjusted EBITDA as defined in the Senior Bridge Loan Credit Agreement, and to reimburse the 2008 MFA parties for their out-of-pocket expenses. Intelsat Bermuda agreed to indemnify the 2008 MFA parties and their directors, officers, employees, agents and representatives for losses relating to the services contemplated by the 2008 MFA and the engagement of the 2008 MFA parties pursuant to, and the performance by them of the services contemplated by, the 2008 MFA.

As payment for certain structuring and advisory services rendered, Intelsat Bermuda also paid an aggregate transaction and advisory fee of $60.0 million to the 2008 MFA parties upon the closing of the New Sponsors Acquisition Transactions.

In connection with the closing of the PanAmSat Acquisition Transactions, Intelsat Bermuda entered into a monitoring fee agreement (the “2006 MFA”), with the Former Sponsors, or affiliates of, or entities advised by, designated by or associated with, the Former Sponsors, as the case may be, referred to collectively as the 2006 MFA parties, pursuant to which the 2006 MFA parties provide certain monitoring, advisory and consulting

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

services with respect to Intelsat Bermuda, PanAmSat Holdco and their respective subsidiaries. In connection with the consummation of the New Sponsors Acquisition Transactions, this agreement was terminated. Pursuant to the 2006 MFA, an annual fee equal to the greater of $6.25 million and 1.25% of Intelsat Corporation Adjusted EBITDA (as defined in the indenture governing the Intelsat Corporation 9% Senior Notes due 2016) was to be paid under the 2006 MFA, and Intelsat Bermuda reimbursed the 2006 MFA parties for their out-of-pocket expenses. Intelsat Bermuda also agreed to indemnify the 2006 MFA parties and their directors, officers, employees, agents and representatives for losses relating to the services contemplated by the 2006 MFA and the engagement of the 2006 MFA parties pursuant to, and the performance by them of the services contemplated by, the 2006 MFA. To the extent permitted by the agreements and indentures governing indebtedness of Intelsat Bermuda, PanAmSat Holdco and their respective subsidiaries, upon a change of control or qualified initial public offering as defined in the 2006 MFA, the 2006 MFA parties may at their option receive, in lieu of the annual fee, a lump sum payment equal to the then present value of all then current and future monitoring fees payable, based on certain assumptions, including a termination date which will be the earlier of (i) the twelfth anniversary of the date of the closing of the PanAmSat Acquisition Transactions, (ii) such time as the Former Sponsors and their affiliates own less than 5% of the beneficial economic interest of Intelsat Holdings and (iii) such earlier date as the 2006 MFA parties and PanAmSat Holdco may mutually agree upon. Intelsat recorded expense for services associated with the 2006 MFA of $6.3 million during the year ended December 31, 2006 and $11.2 million during the year ended December 31, 2007.

As payment for certain structuring and advisory services rendered, Intelsat Bermuda paid an aggregate transaction and advisory fee of $40.0 million to the 2006 MFA parties, upon the closing of the PanAmSat Acquisition Transactions.

In connection with the closing of the 2005 Acquisition Transactions, Intelsat Bermuda entered into a monitoring fee agreement (the “2005 MFA”) with Intelsat Holdings and the Former Sponsors, or affiliates of, or entities advised by, designated by or associated with, the Former Sponsors, as the case may be (collectively, the “2005 MFA parties”), pursuant to which the 2005 MFA parties provide certain monitoring, advisory and consulting services to Intelsat. In connection with the consummation of the New Sponsors Acquisition Transactions, this agreement was terminated. Pursuant to the 2005 MFA, Intelsat Sub Holdco is obligated to pay an annual fee equal to the greater of $6.25 million and 1.25% of adjusted EBITDA as defined in indentures governing the Acquisition Finance Notes, and to reimburse the 2005 MFA parties for their out-of-pocket expenses. Intelsat Sub Holdco also agreed to indemnify the 2005 MFA parties and their directors, officers, employees, agents and representatives for losses relating to the services contemplated by the 2005 MFA and the engagement of the 2005 MFA parties pursuant to, and the performance by them of the services contemplated by, the 2005 MFA. To the extent permitted by the agreements and indentures governing indebtedness of Intelsat Sub Holdco and its subsidiaries, on a change of control or qualified initial public offering as defined in the 2005 MFA, the Former Sponsors may at their option receive, in lieu of the annual fee, a lump sum payment equal to the then present value of all then current and future monitoring fees payable, based on certain assumptions, including a termination date of January 28, 2017. Intelsat recorded expense for services associated with the 2005 MFA of $9.5 million during the period January 1, 2005 to January 31, 2005, $12.0 million during the period February 1, 2005 to December 31, 2005, $11.4 million during the year ended December 31, 2006 and $12.6 million during the year ended December 31, 2007.

As payment for certain structuring and advisory services rendered, Intelsat paid an aggregate transaction and advisory fee of $50.0 million to the 2005 MFA parties upon the closing of the 2005 Acquisition Transactions. On May 13, 2005, the 2005 MFA parties waived a portion of the annual fee they were entitled to receive under the 2005 MFA with respect to fiscal year 2004.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

(c) Ownership by Management

In connection with and since the closing of the PanAmSat Acquisition Transactions, Intelsat Holdings has entered into share-based compensation arrangements under its existing 2005 Share Plan with certain directors, officers and key employees of Intelsat Holdings and its subsidiaries. In the aggregate, these arrangements outstanding as of December 31, 2007 provided for the issuance of approximately 4% of the outstanding voting equity of Intelsat Holdings. In addition, upon consummation of the New Sponsors Acquisition Transactions on February 4, 2008, all outstanding restricted performance shares under the 2005 Share Plan vested. Vesting in SCAs issued under the 2005 Share Plan doubled at consummation of the New Sponsors Acquisition Transactions if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price. Vested restricted shares (including time and performance vesting shares) were purchased at approximately $400 per share (the per share price specified in the BC Share Purchase Agreement). In connection with the vesting and modification of these awards upon the consummation of the acquisition, the Company expects to record compensation expense of approximately $196.4 million in 2008.

(d) Sponsor Investment

Hughes Communications, Inc., referred to as Hughes Communications, and Hughes Network Systems, LLC, referred to as HNS, became related parties upon the completion of the 2005 Acquisition Transactions. Apollo, one of the Former Sponsors, is the indirect controlling stockholder of Hughes Communications and HNS. HNS is one of the Company’s largest network services customers. The Company recorded $1.9 million, $22.7 million, $76.3 million and $119.2 million of revenue during the period January 1, 2005 to January 31, 2005, the period February 1, 2005 to December 31, 2005, and the years ended December 31, 2006 and 2007, respectively, for satellite capacity and other services provided to HNS. The receivable outstanding from HNS as of December 31, 2006 and December 31, 2007 was $13.5 million and $12.5 million, respectively. Two members of the board of directors prior to the New Sponsors Acquisition Transactions, Messrs. Africk and Stone, serve on the board of directors of Hughes Communications and the board of managers of HNS.

(e) Horizons

The Company has a 50% ownership interest in Horizons-1, an investment which is accounted for under the equity method of accounting (see Note 8—Investments). During the years ended December 31, 2006 and 2007, the Company recorded expenses of $2.0 million and $3.9 million, respectively, in relation to the utilization of such Ku-band satellite capacity from Horizons-1. Additionally, the Company provides TT&C and administrative services for the Horizons-1 satellite. The Company recorded revenue for these services of $0.3 million and $0.6 million, respectively, during the years ended December 31, 2006 and 2007.

In March 2007, the Company entered into an agreement with Horizons-2, an affiliate of the Company, to purchase and assume a launch service contract of Horizons-2. Under the agreement, the Company agreed to pay Horizons-2 for amounts paid to date of $14.7 million and assumed the remaining contractual obligation payable to the launch services provider. This vehicle is currently planned to be used for the launch of the Company’s IS-15 satellite.

The Company has a revenue share agreement with JSAT related to services sold on the Horizons-1 satellite. The Company recognizes revenue under the JSAT revenue share agreement on a net basis. As a result of this agreement, the Company reduced revenue by $14.8 million for the year ended December 31, 2007. The payable due to JSAT was $2.5 million as of December 31, 2007.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

(f) FTI Engagement Contract

The Company had an engagement contract with FTI Palladium Partners, a division of FTI Consulting, Inc., a corporate finance consulting firm, pursuant to which it provided interim management services through April 1, 2006 and continues to provide advisory services. During 2005 and 2006, the Company recorded expenses of $2.6 million and $4.6 million, respectively, for services provided by FTI Palladium Partners. The Company’s former Acting Chief Financial Officer, J. Robert Medlin, was employed by the Company under this agreement. FTI Palladium Partners was not considered to be a related party during the year ended December 31, 2007.

(g) Receivable from Parent

The Company has a receivable from its parent, Intelsat Holdings, as of December 31, 2006 and 2007 of $5.8 million and $7.1 million, respectively (see Note 6—Receivables).

(h) Other Relationships

Intelsat utilized the consulting and lobbying services of R. Thompson & Co., which is owned by Robert J. Thompson, Chairman of Jefferson Consulting Group. Mr. Wright, the Chairman of the Board of Intelsat, owns a minority interest in Jefferson Consulting Group. Mr. Wright does not have any ownership or financial interest directly or indirectly in R. Thompson & Co. During the year ended December 31, 2006, Intelsat paid approximately $20 thousand in expenses for services provided by R. Thompson & Co. There were no comparable expenses during the year ended December 31, 2007.

Note 18 Dividends

On February 11, 2005, Intelsat and Finance Co. issued the Senior Discount Notes, which yielded $305.3 million in proceeds. These proceeds, plus cash on hand, were distributed by Intelsat Bermuda to its parent, Intelsat, and by Intelsat to Intelsat Holdings, for a total distribution of $305.9 million. Intelsat Holdings used those funds to repurchase a portion of the outstanding preferred shares of Intelsat Holdings, some of which were held by certain members of Intelsat management.

On November 4, 2005, Intelsat Sub Holdco paid a dividend of $198.9 million to its parent Intelsat Bermuda, which in turn paid a dividend of that same amount to its parent, Intelsat, which in turn paid a dividend of that same amount to its parent, Intelsat Holdings. On November 4, 2005, Intelsat Holdings used these funds to repurchase all of the outstanding preferred shares of Intelsat Holdings, some of which were held by certain members of Intelsat management. The dividend paid by Intelsat Sub Holdco was funded with cash generated from the operating activities of its subsidiaries.

Note 19    Quarterly Results of Operations (unaudited)

	Quarter ended
	March 31	June 30	September 30	December 31
2006
Revenue	$280,446	$310,534	$528,474	$543,212
Operating income	30,766	79,172	92,919	198,666
Net loss	(90,110)	(42,685)	(172,564)	(63,355)

	Quarter ended
	March 31	June 30	September 30	December 31
2007
Revenue	$518,237	$543,222	$546,090	$575,530
Operating income	174,796	214,565	205,120	221,474
Net loss	(115,072)	(31,674)	(42,569)	(2,574)

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

The Company’s quarterly revenue and operating income are generally not impacted by seasonality since customer contracts for satellite utilization are generally long-term. Beginning with the quarter ended September 30, 2006, the quarterly results reflect the impact of the PanAmSat Acquisition Transactions. The quarter ended September 30, 2006 also includes a one-time charge of $49.0 million related to the partial failure of the Company’s IS-802 satellite. The quarter ended December 31, 2007 included $12.6 million in discrete tax benefits associated with changes in state tax rates and ETI.

Note 20    Subsequent Events

On February 4, 2008, Serafina completed its acquisition of 100% of the equity ownership of Intelsat Holdings, the direct parent of Intelsat, Ltd., pursuant to the BC Share Purchase Agreement, among Serafina, Intelsat Holdings, certain shareholders of Intelsat Holdings and Serafina Holdings.

Serafina Holdings, the direct parent of Serafina, is an entity newly formed by funds controlled by BC Partners Holdings Limited, referred to as BC Partners, and certain other investors, referred to as BCEC Funds. Subsequent to the execution of the BC Share Purchase Agreement, two investment funds controlled by Silver Lake Partners and other equity investors joined the BCEC Funds as the equity sponsors of Serafina Holdings. The BCEC Funds, the Silver Lake Partners funds and the other equity sponsors are referred to as the New Sponsors.

The former shareholders of Intelsat Holdings (other than management), including funds advised by or associated with the Former Sponsors, sold 100% of their equity interests in Intelsat Holdings. Upon closing, management contributed to Serafina Holdings the portion of their equity interests in Intelsat Holdings not purchased by Serafina for equity interests in Serafina Holdings.

On February 4, 2008, in order to partially finance the New Sponsors Acquisition, Serafina borrowed $4.96 billion in aggregate principal amount of term loans under the $2.81 billion Senior Bridge Loan Credit Agreement, dated as of February 4, 2008, among Serafina, the several lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, and certain other parties named therein, and the $2.15 billion PIK Election Bridge Loan Credit Agreement, dated as of February 4, 2008, among Serafina, the several lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, and certain other parties named therein.

Borrowings under the Senior Bridge Loan Credit Agreement bear interest at the LIBOR rate in effect from time to time (determined in accordance with the Senior Bridge Loan Credit Agreement) plus a margin of 4.5% (with such margin to increase by an additional 50 basis points six months from February 4, 2008, and then a further additional 50 basis points for each additional consecutive three-month period thereafter so long as any loans remain outstanding under the Senior Bridge Loan Credit Agreement). In no event will such interest rate exceed 11.25% per annum.

Borrowings under the PIK Election Bridge Loan Credit Agreement bear interest at the LIBOR rate in effect from time to time (determined in accordance with the PIK Election Bridge Loan Credit Agreement) plus a margin of 4.75% (with such margin to increase by an additional 50 basis points six months from February 4, 2008, and then a further additional 50 basis points for each additional consecutive three-month period thereafter so long as any loans remain outstanding under the PIK Election Bridge Loan Credit Agreement). In no event will such cash pay interest rate exceed 11.5% per annum. In addition, for any interest period through February 4, 2013, Intelsat Bermuda may, at its option, elect to pay interest on the loans under the PIK Election Bridge Loan Credit Agreement (a) entirely in cash, (b) entirely in payment-in-kind interest, referred to as PIK Interest, or (c) 50% in cash and 50% as PIK Interest. If so elected by Intelsat Bermuda, the applicable PIK interest rate will

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

be the cash pay interest rate in effect during the interest period plus 100 basis points. In no event will such interest rate exceed 12.5% per annum. Any PIK Interest will be applied to increase the outstanding principal amount of the loans then outstanding under the PIK Election Bridge Loan Credit Agreement.

In February 2008, the Company elected to pay interest under the PIK Election Bridge Loan Credit Agreement entirely in PIK Interest through May 4, 2008.

On February 4, 2008, promptly after the consummation of the New Sponsors Acquisition, Intelsat Bermuda transferred certain of its assets (including all of its direct and indirect ownership interests in Intermediate Holdco and Intelsat Corporation) and certain of its liabilities and obligations (including its 9 1/4% Senior Notes due 2016, 11 1/4% Senior Notes due 2016, Floating Rate Senior Notes due 2013, Floating Rate Senior Notes due 2015, and its senior unsecured credit facility) to a newly formed direct wholly-owned subsidiary, Intelsat Jackson, pursuant to an Assignment and Assumption Agreement. Following that transfer, referred to as the Intelsat Bermuda Transfer, Intelsat Jackson became the owner of all of Intelsat Bermuda’s existing assets and the obligor with respect to all of Intelsat Bermuda’s existing liabilities and obligations, and Intelsat Bermuda no longer had any rights or obligations with respect to such assets and liabilities.

Immediately after the consummation of the Intelsat Bermuda Transfer, Serafina assigned, referred to as the Serafina Assignment, certain of its assets and liabilities to Intelsat Bermuda, including Serafina’s rights and obligations under, the Bridge Loan Credit Agreements and a Commitment Letter, dated as of June 19, 2007, among Serafina Acquisition Limited, Credit Suisse, Cayman Islands Branch, Credit Suisse Securities (USA) LLC, Banc of America, N.A., Banc of America Bridge LLC, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc., as initial lenders, as amended by the Commitment Letter Amendment, dated as of February 7, 2008, referred to as the Financing Commitment Letter.

On January 25, 2008, Intelsat Sub Holdco entered into Amendment No. 3 (“Amendment No. 3”) to the New Sub Holdco Credit Agreement. Amendment No. 3 became effective upon the consummation of the New Sponsors Acquisition and amended and modified the New Sub Holdco Credit Agreement to, among other things:

(a)	change the applicable margin (i) on ABR loans under the Tranche B Term Loan, revolving credit loan and swing line loan facilities to a rate of 1.50% per annum and (ii) on LIBOR loans under the Tranche B Term Loan, revolving credit loan and swing line loan facilities to a rate of 2.50% per annum;

(b)	reduce the size of the revolving facility thereunder by $50 million and add a $50 million incremental revolving credit facility provision;

(c)	add language requiring the payment of a prepayment premium for prepayments of term loans prior to February 4, 2010;

(d)	make certain changes permitting the New Sponsors Acquisition;

(e)	add a financial maintenance covenant requiring compliance with a Consolidated Secured Debt to Consolidated EBITDA Ratio of less than or equal to 1.5 to 1.0; and

(f)	appoint Credit Suisse, Cayman Islands Branch as successor administrative agent.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

On January 25, 2008, Intelsat Corporation entered into Amendment No. 2 (“Amendment No. 2”) to the Intelsat Corporation Amended and Restated Credit Agreement. Amendment No. 2 became effective upon the consummation of the New Sponsors Acquisition and amended and modified the Intelsat Corporation Amended and Restated Credit Agreement to, among other things:

(a)	change the applicable margin (i) on ABR loans that are Term Loans to a rate of 1.50% per annum, (ii) on LIBOR loans that are Term Loans to a rate of 2.50% per annum, (iii) on ABR Loans that are revolving credit loans or swing line loans to a rate of between 1.875% and 1.500%, and (iv) on LIBOR loans that are revolving credit loans or swing line loans to a rate of between 2.875% and 2.500%;

(b)	reduce the size of the revolving facility thereunder by $75.0 million and add a $75.0 million incremental revolving credit facility provision;

(c)	add language requiring the payment of a prepayment premium for prepayments of term loans prior to February 4, 2011 (with respect to Tranche B-2-A Term Loans) or February 14, 2010 (with respect to Tranche B-2-B Term Loans);

(d)	make certain changes permitting the New Sponsors Acquisition;

(e)	add a financial maintenance covenant requiring compliance with a Consolidated Secured Debt to Consolidated EBITDA Ratio of less than or equal to 4.5 to 1.0; and

(f)	appoint Credit Suisse, Cayman Islands Branch as successor administrative agent.

On February 4, 2008, in connection with the New Sponsors Acquisition, Intelsat Corporation also executed a Joinder Agreement (the “Joinder Agreement”) by and among Intelsat Corporation, Credit Suisse, Cayman Islands Branch, Bank of America, N.A., and Morgan Stanley Senior Funding, Inc., as Lenders and Credit Suisse, Cayman Islands Branch, as Administrative Agent, to the Intelsat Corporation Amended and Restated Credit Agreement pursuant to which it incurred an additional $150.0 million in aggregate principal amount of Tranche B-2 Term Loans thereunder (the “Incremental Tranche B-2 Term Loans”). Intelsat Corporation used these funds to repay a $150.0 million borrowing it made under the revolving credit facility portion of its existing senior secured credit facilities to repay at maturity on January 15, 2008 its 6 3/8% Senior Secured Notes in accordance with the terms of the indenture governing those notes.

Upon consummation of the New Sponsors Acquisition, on February 5, 2008, Intelsat, Ltd. also issued a notice of redemption to the holders of its 5.25% Senior Notes due in 2008, in the amount of $400.0 million, that the Company intended to redeem all of these outstanding notes on March 5, 2008. In addition, on February 7, 2008, in connection with the New Sponsors Acquisition, Intelsat Bermuda redeemed pursuant to their terms all of the issued and outstanding 2006 Floating Rate Notes and 2007 Floating Rate Notes.

The consummation of the New Sponsors Acquisition resulted in a change of control under the indentures governing certain of the Company and its subsidiaries’ outstanding series of notes and the Intelsat Bermuda Unsecured Credit Agreement, giving the holders of those notes and loans the right to require the issuer to repurchase those notes at 101% of their principal amount, plus accrued interest to the date of repurchase. On March 5, 2008, Intelsat Sub Holdco offered to purchase for cash any and all of its outstanding 2005 Fixed Rate Notes and its indirect wholly-owned subsidiary, Intelsat Corporation, offered to purchase for cash any and all of its outstanding Intelsat Corporation 2014 Senior Notes and Intelsat Corporation 2016 Senior Notes, in each case at a purchase price of 101% of the principal amount of such notes. Certain issuers of notes and Intelsat Jackson may be required to commence a tender offer to repurchase such notes and an offer to repay such loans, as applicable. These tender offers and the offer to repay are referred to collectively as the Change of Control Offers.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Pursuant to the terms of the Financing Commitment Letter referred to above, which was assigned to Intelsat Bermuda by Serafina in the Serafina Assignment, the financial institutions party thereto committed to extend credit to the Company and its subsidiaries to finance the Change of Control Offers.

On February 4, 2008, the 2006 MFA and the 2005 MFA were terminated immediately upon the closing of the New Sponsors Acquisition. Intelsat Bermuda entered into a new monitoring fee agreement, referred to as the 2008 MFA, with BC Partners and Silver Lake Management Company III, L.L.C., referred to as Silver Lake, pursuant to which the 2008 MFA parties will provide certain monitoring, advisory and consulting services to Intelsat Bermuda. Pursuant to the 2008 MFA, Intelsat Bermuda is obligated to pay an annual fee equal to the greater of $6.25 million and 1.25% of adjusted EBITDA as defined in the Senior Bridge Loan Credit Agreement, and to reimburse the 2008 MFA parties for their out-of-pocket expenses. Intelsat Bermuda also agreed to indemnify the 2008 MFA parties and their directors, officers, employees, agents and representatives for losses relating to the services contemplated by the 2008 MFA.

As payment for certain structuring and advisory services rendered, Intelsat Bermuda also paid an aggregate transaction and advisory fee of $60 million to the 2008 MFA parties at the closing of the New Sponsors Acquisition.

Note 21    Supplemental Consolidating Financial Information

In connection with the 2005 Acquisition Transactions and related amalgamations, Intelsat Sub Holdco issued $2.6 billion of 2005 Acquisition Finance Notes, of which $1.6 billion remain outstanding. The 2005 Acquisition Finance Notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat, Ltd., its wholly-owned direct subsidiary, Intelsat Bermuda, Intermediate Holdco, and certain wholly-owned subsidiaries of Intelsat Sub Holdco (the “Subsidiary Guarantors”).

On February 11, 2005, Intelsat, Ltd. and Zeus Special Subsidiary Limited issued $478.7 million in aggregate principal amount at maturity of senior discount notes due 2015 (the “discount notes”), yielding approximately $305.3 million of net proceeds at issuance. On March 3, 2005, Intelsat Bermuda transferred substantially all of its assets to Intelsat Sub Holdco and Intelsat Sub Holdco assumed substantially all of the then-existing liabilities of Intelsat Bermuda. Following these transactions, Zeus Special Subsidiary Limited was amalgamated with Intelsat Bermuda, and Intelsat Bermuda became an obligor on the discount notes. Intelsat Bermuda is a wholly-owned subsidiary of Intelsat, Ltd., a co-obligor of the discount notes.

On July 3, 2006, in connection with the PanAmSat Acquisition Transactions, Intelsat Bermuda transferred the obligation on the discount notes to its wholly-owned subsidiary, Intermediate Holdco. Intermediate Holdco became an obligor on the discount notes and confirmed its guarantee of the 2005 Acquisition Finance Notes and Intelsat Bermuda became a guarantor of the discount notes and confirmed its guarantee of the 2005 Acquisition Finance Notes. The discount notes are not guaranteed by any of Intelsat Bermuda’s direct or indirect subsidiaries.

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

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

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

Separate financial statements of Intelsat, Ltd., Intelsat Bermuda, Intermediate Holdco, Intelsat Sub Holdco (an indirect subsidiary of Intelsat Bermuda) and the Subsidiary Guarantors are not presented because management believes that such financial statements would not be material to investors. Investments in subsidiaries in the following condensed consolidating financial information are accounted for under the equity method of accounting. Consolidating adjustments include the following:

•	elimination of investment in subsidiaries;

•	elimination of intercompany accounts;

•	elimination of intercompany sales between guarantor and non-guarantor subsidiaries; and

•	elimination of equity in earnings (losses) of subsidiaries.

Intelsat, Ltd and Subsidiaries

Condensed Consolidating Balance Sheet

As of December 31, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,391	$50,998	$—	$233,880	$118,282	$140,300	$(118,282)	$426,569
Receivables, net of allowance	5,995	3	565	185,402	185,067	124,628	(185,067)	316,593
Deferred income taxes	—	—	—	5,356	5,356	39,588	(5,356)	44,944
Prepaid expenses and other current assets	1,298	—	91	33,957	36,071	27,793	(36,071)	63,139
Intercompany receivables	—	—	—	1,191,244	—	—	(1,191,244)	—

Total current assets	8,684	51,001	656	1,649,839	344,776	332,309	(1,536,020)	851,245
Satellites and other property and equipment, net	—	—	—	2,620,945	2,619,275	1,965,403	(2,619,275)	4,586,348
Goodwill	—	—	—	110,929	—	3,789,264	—	3,900,193
Non-amortizable intangible assets	—	—	—	560,000	—	1,116,600	—	1,676,600
Amortizable intangible assets, net	—	—	—	418,453	—	273,037	—	691,490
Investment in affiliate	1,806,108	5,762,634	3,023,676	(2,974)	(2,974)	103,085	(10,586,470)	103,085
Other assets	—	89,504	3,520	66,814	22,645	84,533	(22,645)	244,371

Total assets	$1,814,792	$5,903,139	$3,027,852	$5,424,006	$2,983,722	$7,664,231	$(14,764,410)	$12,053,332

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$4,474	$2,778	$—	$65,054	$52,376	$148,907	$(52,376)	$221,213
Accrued interest payable	20,615	41,801	—	69,031	7,334	45,150	(7,334)	176,597
Current portion of long-term debt	—	—	—	17,155	13,708	60,840	(13,708)	77,995
Deferred satellite performance incentives	—	—	—	4,359	4,359	20,567	(4,359)	24,926
Other current liabilities	—	—	—	71,986	71,986	46,008	(71,986)	117,994
Intercompany payables	944,730	116,947	42,367	—	1,390,573	87,200	(2,581,817)	—

Total current liabilities	969,819	161,526	42,367	227,585	1,540,336	408,672	(2,731,580)	618,725
Long-term debt, net of current portion	1,567,357	3,935,505	396,561	1,901,585	13,730	3,386,401	(13,730)	11,187,409
Deferred satellite performance incentives, net of current portion	—	—	—	24,317	24,317	100,014	(24,317)	124,331
Deferred revenue, net of current portion	—	—	—	135,778	135,778	31,915	(135,778)	167,693
Deferred income taxes	—	—	—	1,056	1,056	410,922	(1,056)	411,978
Accrued retirement benefits	—	—	—	64,846	64,846	17,494	(64,846)	82,340
Other long-term liabilities	—	—	—	45,163	33,237	138,077	(33,237)	183,240
Shareholder’s equity (deficit):
Ordinary shares	12	12	—	12	—	70	(94)	12
Other shareholder’s equity (deficit)	(722,396)	1,806,096	2,588,924	3,023,664	1,170,422	3,170,666	(11,759,772)	(722,396)

Total liabilities and shareholder’s equity (deficit)	$1,814,792	$5,903,139	$3,027,852	$5,424,006	$2,983,722	$7,664,231	$(14,764,410)	$12,053,332

(Certain totals may not add due to the effects of rounding)

Intelsat, Ltd and Subsidiaries

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

(Certain totals may not add due to the effects of rounding)

Intelsat, Ltd. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$—	$1,254,092	$1,249,237	$1,342,248	$(1,662,498)	$2,183,079
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	267,998	1,270,800	466,155	(1,681,396)	323,557
Selling, general and administrative	24,744	11,409	8	51,696	36,637	153,299	(39,303)	238,490
Depreciation and amortization	—	—	—	468,900	430,501	315,220	(430,501)	784,120
Restructuring costs	—	—	—	102	102	9,156	(102)	9,258
Loss on undesignated interest rate swap	—	—	—	—	—	11,699	—	11,699

Total operating expenses	24,744	11,409	8	788,696	1,738,040	955,529	(2,151,302)	1,367,124

Income (loss) from operations	(24,744)	(11,409)	(8)	465,396	(488,803)	386,719	488,804	815,955
Interest expense, net	179,751	386,995	36,354	126,329	43,280	263,321	(43,280)	992,750
Subsidiary income	12,662	411,066	293,387	891	891	—	(718,897)	—
Other income (expense), net	(3)	—	—	(4,999)	(4,986)	4,865	4,986	(137)

Income (loss) before income taxes	(191,836)	12,662	257,025	334,959	(536,178)	128,263	(181,827)	(176,932)
Provision for (benefit from) income taxes	53	—	—	41,572	38,474	(26,668)	(38,474)	14,957

Net income (loss)	$(191,889)	$12,662	$257,025	$293,387	$(574,652)	$154,931	$(143,353)	$(191,889)

(Certain totals may not add due to the effects of rounding)

Intelsat, Ltd. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$—	$1,146,529	$1,146,529	$770,304	$(1,400,696)	$1,662,666

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	203,027	1,179,314	325,495	(1,433,556)	274,280
Selling, general and administrative	12,523	12,134	—	79,618	67,676	93,838	(67,600)	198,189
Depreciation and amortization	—	—	—	545,620	507,202	155,897	(507,202)	701,517
Impairment of asset value	—	—	—	48,974	48,974	—	(48,974)	48,974
Restructuring costs	287	—	—	15,378	5,888	10,787	(5,888)	26,452
Loss on interest rate swap	—	—	—	—	—	11,731	—	11,731

Total operating expenses	12,810	12,134	—	892,617	1,809,054	597,748	(2,063,220)	1,261,143

Income (loss) from operations	(12,810)	(12,134)	—	253,912	(662,525)	172,556	662,524	401,523
Interest expense, net	183,297	175,977	17,371	193,159	36,251	154,336	(36,250)	724,141
Subsidiary income (loss)	(172,546)	15,568	16,420	(640)	(640)	—	141,838	—
Other income (expense), net	—	(4)	—	(29,418)	(29,417)	2,176	29,417	(27,246)

Income (loss) before income taxes	(368,653)	(172,547)	(951)	30,695	(728,833)	20,396	870,029	(349,864)
Provision for (benefit from) income taxes	61	—	—	36,107	34,560	(17,318)	(34,560)	18,850

Net income (loss)	$(368,714)	$(172,547)	$(951)	$(5,412)	$(763,393)	$37,714	$904,589	$(368,714)

(Certain totals may not add due to the effects of rounding)

Intelsat, Ltd. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Period February 1, 2005 to December 31, 2005

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$968,260	$968,260	$221,754	$(1,084,708)	$1,073,566

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	128,639	1,007,698	186,158	(1,106,905)	215,590
Selling, general and administrative	23,957	1,924	117,913	89,920	16,271	(107,161)	142,824
Depreciation and amortization	—	—	528,424	492,213	5,905	(492,213)	534,329

Total operating expenses	23,957	1,924	774,976	1,589,831	208,334	(1,706,279)	892,743

Income (loss) from operations	(23,957)	(1,924)	193,284	(621,571)	13,420	621,571	180,823
Interest expense, net	159,749	25,805	171,120	76,843	8,744	(76,843)	365,418
Subsidiary income (loss)	(30,789)	(3,009)	2,757	2,757	—	28,284	—
Other income (expense), net	—	—	(8,784)	(8,832)	644	8,781	(8,191)

Income (loss) before income taxes	(214,495)	(30,738)	16,137	(704,489)	5,320	735,479	(192,786)
Provision for income taxes	1,063	—	19,146	20,931	2,563	(20,931)	22,772

Net income (loss)	$(215,558)	$(30,738)	$(3,009)	$(725,420)	$2,757	$756,410	$(215,558)

(Certain totals may not add due to the effects of rounding)

Intelsat, Ltd. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Period January 1, 2005 to January 31, 2005

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$86,449	$86,449	$19,523	$(94,504)	$97,917

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	29,436	96,373	15,667	(114,537)	26,939
Selling, general and administrative	47,599	—	(2,995)	(2,995)	778	13,104	55,491
Depreciation and amortization	—	—	38,385	37,924	799	(37,924)	39,184
Impairment of asset value	—	—	69,227	69,227	—	(69,227)	69,227
Restructuring costs	—	—	263	263	—	(263)	263

Total operating expenses	47,599	—	134,316	200,792	17,244	(208,847)	191,104

Income (loss) from operations	(47,599)	—	(47,867)	(114,343)	2,279	114,343	(93,187)
Interest expense (income), net	12,479	—	(455)	(455)	—	455	12,024
Subsidiary income (loss)	(49,648)	—	2,011	2,011	—	45,626	—
Other income (expense), net	—	—	(244)	(244)	79	294	(115)

Income (loss) before income taxes	(109,726)	—	(45,645)	(112,121)	2,358	159,808	(105,326)
Provision for income taxes	—	—	4,053	462	347	(462)	4,400

Net income (loss)	$(109,726)	$—	$(49,698)	$(112,583)	$2,011	$160,270	$(109,726)

(Certain totals may not add due to the effects of rounding)

Intelsat, Ltd. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(121,437)	$(370,411)	$—	$542,295	$152,847	$506,574	$(152,847)	$557,021

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	—	—	(156,762)	(156,762)	(386,850)	156,762	(543,612)
Other investing activity	—	—	—	—	—	2,624	—	2,624
Advances to/from subsidiaries	—	—	—	—	—	(67,431)	67,431	—
Investment in subsidiaries	116,000	(538,690)	(538,690)	—	—	—	961,380	—

Net cash provided by (used in) investing activities	116,000	(538,690)	(538,690)	(156,762)	(156,762)	(451,657)	1,185,573	(540,988)

Cash flows from financing activities:
Repayments of long-term debt	—	(600,000)	—	(1,008,448)	(5,000)	(53,132)	5,000	(1,661,580)
Proceeds from issuance of long-term debt	—	1,595,000	—	—	—	—	—	1,595,000
New debt issuance costs	—	(28,322)	—	(523)	—	(2,172)	—	(31,017)
Repayment of credit facility borrowings	—	(51,194)	—	—	—	—	51,194	—
Proceeds from credit facility revolver loan	—	118,625	—	—	—	—	(118,625)	—
Repayments of funding of capital expenditures by customer	—	—	—	—	—	(41,282)	—	(41,282)
Payment of premium on early retirement of debt	—	—	—	(10,000)	—	—	—	(10,000)
Capital contributions from parent companies	—	—	977,000	977,000	—	—	(1,954,000)	—
Principal payments on deferred satellite performance incentives	—	—	—	(5,089)	(5,089)	(13,467)	5,089	(18,556)
Principal payments on capital lease obligations	—	—	—	(6,167)	(6,167)	—	6,167	(6,167)
Dividends to shareholders	—	(116,000)	(438,310)	(438,310)	—	—	992,620	—

Net cash provided by (used in) financing activities	—	918,109	538,690	(491,537)	(16,256)	(110,053)	(1,012,555)	(173,602)

Effect of exchange rate changes on cash	(6)	—	—	(1,529)	(1,515)	2,017	1,515	482

Net change in cash and cash equivalents	(5,443)	9,008	—	(107,533)	(21,686)	(53,119)	21,686	(157,087)
Cash and cash equivalents, beginning of period	6,834	41,990	—	341,413	139,968	193,419	(139,968)	583,656

Cash and cash equivalents, end of period	$1,391	$50,998	$—	$233,880	$118,282	$140,300	$(118,282)	$426,569

(Certain totals may not add due to the effects of rounding)

Intelsat, Ltd. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(190,794)	$(18,497)	$—	$621,965	$371,078	$38,433	$(373,629)	$448,556

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	—	—	(94,888)	(94,888)	(57,198)	94,888	(152,086)
PanAmSat Acquisition (including G2 acquisition)	—	(1,713,576)	—	—	—	(1,438,945)	—	(3,152,521)
Advances to/from subsidiaries, net	63,301	(1,330,430)	—	(62,461)	(55,908)	1,327,923	57,575	—
Investment in subsidiaries	134,263	373,054	298,705	(73,000)	(73,000)	—	(660,022)	—

Net cash provided by (used in) investing activities	197,564	(2,670,952)	298,705	(230,349)	(223,796)	(168,220)	(507,559)	(3,304,607)

Cash flows from financing activities:
Repayments of long-term debt	—	—	—	(347,375)	—	(307,682)	—	(655,057)
Proceeds from issuance of long-term debt	—	2,340,000	—	—	—	575,000	—	2,915,000
New debt issuance costs	—	(74,298)	—	—	—	(28,602)	—	(102,900)
Proceeds from credit facility borrowings	—	600,000	—	344,750	—	—	—	944,750
Capital contributions from parent companies	—	—	—	—	—	73,030	(73,030)	—
Principal payments on deferred satellite performance incentives	—	—	—	(5,209)	(5,209)	(7,218)	5,209	(12,427)
Principal payments on capital lease obligations	—	—	—	(9,605)	(9,605)	—	9,605	(9,605)
Dividends to shareholders	—	(134,263)	(298,705)	(373,968)	—	—	806,936	—

Net cash provided by (used in) financing activities	—	2,731,439	(298,705)	(391,407)	(14,814)	304,528	748,720	3,079,761

Effect of exchange rate changes on cash	—	—	—	—	—	(124)	—	(124)

Net change in cash and cash equivalents	6,770	41,990	—	209	132,468	174,617	(132,468)	223,586
Cash and cash equivalents, beginning of period	65	—	—	341,204	7,501	18,801	(7,501)	360,070

Cash and cash equivalents, end of period	$6,835	$41,990	$—	$341,413	$139,969	$193,418	$(139,969)	$583,656

(Certain totals may not add due to the effects of rounding)

Intelsat, Ltd. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Period February 1, 2005 to December 31, 2005

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(189,929)	$—	$615,079	$605,207	$70,527	$(607,256)	$493,628

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	—	(122,337)	(122,337)	(10,217)	122,337	(132,554)
Advances to/from subsidiaries, net	389,937	4,761	(349,097)	(494,234)	(47,599)	496,232	—
Investment in subsidiaries	504,689	198,823	—	—	—	(703,512)	—
Proceeds from insurance receivable	—	—	19,759	19,759	—	(19,759)	19,759

Net cash provided by (used in) investing activities	894,626	203,584	(451,675)	(596,812)	(57,816)	(104,702)	(112,795)

Cash flows from financing activities:
Repayments of long-term debt	(200,000)	—	(2,625)	—	—	—	(202,625)
Proceeds from issuance of long-term debt	—	305,348	—	—	—	—	305,348
New debt issuance costs	—	(4,243)	—	—	—	—	(4,243)
Proceeds from credit facility borrowings	—	—	200,000	—	—	—	200,000
Principal payments on deferred satellite performance incentives	—	—	(4,621)	(4,621)	—	4,621	(4,621)
Principal payments on capital lease obligations	—	—	(5,568)	(5,568)	—	5,568	(5,568)
Dividends to shareholder	(504,689)	(504,689)	(198,823)	—	—	703,512	(504,689)

Net cash used in financing activities	(704,689)	(203,584)	(11,637)	(10,189)	—	713,701	(216,398)

Effect of exchange rate changes on cash	—	—	—	—	953	—	953

Net change in cash and cash equivalents	8	—	151,767	(1,794)	13,664	1,743	165,388
Cash and cash equivalents, beginning of period	57	—	189,438	9,295	5,137	(9,245)	194,682

Cash and cash equivalents, end of period	$65	$—	$341,205	$7,501	$18,801	$(7,502)	$360,070

Note: The increase in cash between the predecessor entity ending balance and the successor entity opening balance is due to the retention by Intelsat, Ltd. of approximately $5 million in 2005 Acquisition Transactions financing proceeds.

(Certain totals may not add due to the effects of rounding)

Intelsat, Ltd. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Period January 1, 2005 to January 31, 2005

(in thousands)

	Intelsat, Ltd.	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Intelsat Sub Holdco Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(8,085)	$61,087	$42,008	$1,813	$(85,439)	$11,384

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	(953)	(953)	—	953	(953)
Advances to/from subsidiaries, net	(5,133)	5,133	—	—	—	—
Investment in subsidiaries	(155,800)	155,800	—	—	—	—
Proceeds from insurance receivable	38,561	(38,561)	(38,561)	—	77,122	38,561

Net cash provided by (used in) investing activities	(122,372)	121,419	(39,514)	—	78,075	37,608

Cash flows from financing activities:
Principal payments on deferred satellite performance incentives	—	(475)	(475)	—	475	(475)

Net cash used in financing activities	—	(475)	(475)	—	475	(475)

Effect of exchange rate changes on cash	—	—	—	(75)	—	(75)

Net change in cash and cash equivalents	(130,457)	182,031	2,019	1,738	(6,889)	48,442
Cash and cash equivalents, beginning of period	130,514	7,407	7,276	3,399	(7,276)	141,320

Cash and cash equivalents, end of period	$57	$189,438	$9,295	$5,137	$(14,165)	$189,762

(Certain totals may not add due to the effects of rounding)

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except percentages, share and per-share amounts and where otherwise noted)

On March 3, 2005, Intelsat Bermuda transferred substantially all of its assets to Intelsat Sub Holdco and Intelsat Sub Holdco assumed substantially all of the then-existing liabilities of Intelsat Bermuda.

In connection with the PanAmSat Acquisition Transactions, Intelsat Bermuda issued $750.0 million of 9 1/4% Senior Notes due 2016 (the “Bermuda 2016 Guaranteed Senior Notes”). The Bermuda 2016 Guaranteed Senior Notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat Ltd., its indirect wholly-owned subsidiary, Intelsat Sub Holdco and the Subsidiary Guarantors.

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

Investments in subsidiaries in the following condensed consolidating financial information are accounted for under the equity method of accounting. Consolidating adjustments include the following:

•	elimination of investment in subsidiaries;

•	elimination of intercompany accounts;

•	elimination of intercompany sales between guarantor and non-guarantor subsidiaries; and

•	elimination of equity in earnings (losses) of subsidiaries.

Intelsat, Ltd. and Subsidiaries

Condensed Consolidating Balance Sheet

As of December 31, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,391	$284,878	$233,880	$140,300	$(233,880)	$426,569
Receivables, net of allowance	5,995	185,405	185,402	125,193	(185,402)	316,593
Deferred income taxes	—	5,356	5,356	39,588	(5,356)	44,944
Prepaid expenses and other current assets	1,298	33,957	33,957	27,884	(33,957)	63,139
Intercompany receivables	—	1,074,297	1,191,244	—	(2,265,541)	—

Total current assets	8,684	1,583,893	1,649,839	332,965	(2,724,136)	851,245
Satellites and other property and equipment, net	—	2,620,945	2,620,945	1,965,403	(2,620,945)	4,586,348
Goodwill	—	110,929	110,929	3,789,264	(110,929)	3,900,193
Non-amortizable intangible assets	—	560,000	560,000	1,116,600	(560,000)	1,676,600
Amortizable intangible assets, net	—	418,453	418,453	273,037	(418,453)	691,490
Investment in affiliate	1,806,108	2,735,984	(2,974)	103,085	(4,539,118)	103,085
Other assets	—	156,318	66,814	88,053	(66,814)	244,371

Total assets	$1,814,792	$8,186,522	$5,424,006	$7,668,407	$(11,040,395)	$12,053,332

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$4,474	$67,833	$65,055	$148,906	$(65,055)	$221,213
Accrued interest payable	20,615	110,832	69,031	45,150	(69,031)	176,597
Current portion of long-term debt	—	17,155	17,155	60,840	(17,155)	77,995
Deferred satellite performance incentives	—	4,359	4,359	20,567	(4,359)	24,926
Other current liabilities	—	71,986	71,986	46,008	(71,986)	117,994
Intercompany payables	944,730	—	—	129,567	(1,074,297)	—

Total current liabilities	969,819	272,165	227,586	451,038	(1,301,883)	618,725
Long-term debt, net of current portion	1,567,357	5,837,090	1,901,585	3,782,962	(1,901,585)	11,187,409
Deferred satellite performance incentives, net of current portion	—	24,317	24,317	100,014	(24,317)	124,331
Deferred revenue, net of current portion	—	135,778	135,778	31,915	(135,778)	167,693
Deferred income taxes	—	1,056	1,056	410,922	(1,056)	411,978
Accrued retirement benefits	—	64,846	64,846	17,494	(64,846)	82,340
Other long-term liabilities	—	45,162	45,162	138,078	(45,162)	183,240
Shareholder’s equity (deficit):
Ordinary shares	12	12	12	70	(94)	12
Other shareholder’s equity (deficit)	(722,396)	1,806,096	3,023,664	2,735,914	(7,565,674)	(722,396)

Total liabilities and shareholder’s equity (deficit)	$1,814,792	$8,186,522	$5,424,006	$7,668,407	$(11,040,395)	$12,053,332

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

(Certain totals may not add due to the effects of rounding)

Intelsat, Ltd. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,254,092	$1,254,092	$1,342,248	$(1,667,353)	$2,183,079

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	267,999	267,998	466,155	(678,595)	323,557
Selling, general and administrative	24,744	63,103	51,697	153,307	(54,361)	238,490
Depreciation and amortization	—	468,900	468,900	315,220	(468,900)	784,120
Restructuring costs	—	102	102	9,156	(102)	9,258
Loss on undesignated interest rate swap	—	—	—	11,699	—	11,699

Total operating expenses	24,744	800,104	788,697	955,537	(1,201,958)	1,367,124

Income (loss) from operations	(24,744)	453,988	465,395	386,711	(465,395)	815,955
Interest expense, net	179,751	513,324	126,330	299,675	(126,330)	992,750
Subsidiary income	12,662	118,569	891	—	(132,122)	—
Other income (expense), net	(3)	(4,999)	(4,999)	4,865	4,999	(137)

Income (loss) before income taxes	(191,836)	54,234	334,957	91,901	(466,188)	(176,932)
Provision for (benefit from) income taxes	53	41,572	41,572	(26,668)	(41,572)	14,957

Net income (loss)	$(191,889)	$12,662	$293,385	$118,569	$(424,616)	$(191,889)

(Certain totals may not add due to the effects of rounding)

Intelsat, Ltd. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,146,529	$1,146,529	$770,304	$(1,400,696)	$1,662,666

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	256,219	203,027	325,495	(510,461)	274,280
Selling, general and administrative	12,523	38,560	79,618	93,838	(26,350)	198,189
Depreciation and amortization	—	545,620	545,620	155,897	(545,620)	701,517
Impairment of asset value	—	48,974	48,974	—	(48,974)	48,974
Restructuring costs	287	15,378	15,378	10,787	(15,378)	26,452
Loss on interest rate swap	—	—	—	11,731	—	11,731

Total operating expenses	12,810	904,751	892,617	597,748	(1,146,783)	1,261,143

Income (loss) from operations	(12,810)	241,778	253,912	172,556	(253,913)	401,523
Interest expense, net	183,297	369,136	193,159	171,708	(193,159)	724,141
Subsidiary income (loss)	(172,546)	20,341	(640)	—	152,845	—
Other income (expense), net	—	(29,422)	(29,418)	2,176	29,418	(27,246)

Income (loss) before income taxes	(368,653)	(136,438)	30,695	3,024	121,508	(349,864)
Provision for (benefit from) income taxes	61	36,107	36,107	(17,318)	(36,107)	18,850

Net income (loss)	$(368,714)	$(172,546)	$(5,412)	$20,342	$157,616	$(368,714)

(Certain totals may not add due to the effects of rounding)

Intelsat, Ltd. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Period February 1, 2005 to December 31, 2005

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$968,260	$968,260	$221,754	$(1,084,708)	$1,073,566

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	204,342	204,342	190,528	(383,622)	215,590
Selling, general and administrative	23,957	44,134	42,210	11,901	20,622	142,824
Depreciation and amortization	—	528,424	528,424	5,905	(528,424)	534,329

Total operating expenses	23,957	776,900	774,976	208,334	(891,424)	892,743

Income (loss) from operations	(23,957)	191,360	193,284	13,420	(193,284)	180,823
Interest expense, net	159,749	196,925	171,120	8,744	(171,120)	365,418
Subsidiary income (loss)	(30,789)	2,757	2,757	—	25,275	—
Other income (expense), net	—	(8,784)	(8,784)	644	8,733	(8,191)

Income (loss) before income taxes	(214,495)	(11,592)	16,137	5,320	11,844	(192,786)
Provision for income taxes	1,063	19,146	19,146	2,563	(19,146)	22,772

Net income (loss)	$(215,558)	$(30,738)	$(3,009)	$2,757	$30,990	$(215,558)

(Certain totals may not add due to the effects of rounding)

Intelsat, Ltd. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Period January 1, 2005 to January 31, 2005

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$86,449	$86,449	$19,523	$(94,504)	$97,917

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	31,833	98,769	15,545	(119,208)	26,939
Selling, general and administrative	47,599	(5,391)	(5,391)	899	17,775	55,491
Depreciation and amortization	—	38,385	37,924	799	(37,924)	39,184
Impairment of asset value	—	69,227	69,227	—	(69,227)	69,227
Restructuring costs	—	263	263	—	(263)	263

Total operating expenses	47,599	134,317	200,792	17,243	(208,847)	191,104

Income (loss) from operations	(47,599)	(47,868)	(114,343)	2,280	114,343	(93,187)
Interest expense (income), net	12,479	(455)	(455)	—	455	12,024
Subsidiary income (loss)	(49,648)	2,011	2,011	—	45,626	—
Other income (expense), net	—	(244)	(244)	79	294	(115)

Income (loss) before income taxes	(109,726)	(45,646)	(112,121)	2,359	159,808	(105,326)
Provision for income taxes	—	4,052	462	347	(461)	4,400

Net income (loss)	$(109,726)	$(49,698)	$(112,583)	$2,012	$160,269	$(109,726)

(Certain totals may not add due to the effects of rounding)

Intelsat, Ltd. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(121,437)	$171,884	$542,295	$506,575	$(542,296)	$557,021

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	(156,762)	(156,762)	(386,850)	156,762	(543,612)
Other investing activity	—	—	—	2,624	—	2,624
Advances to/from subsidiaries	—	—	—	(67,431)	67,431	—
Investment in subsidiaries	116,000	(538,690)	—	(538,690)	961,380	—

Net cash provided by (used in) investing activities	116,000	(695,452)	(156,762)	(990,347)	1,185,573	(540,988)

Cash flows from financing activities:
Repayments of long-term debt	—	(1,608,448)	(1,008,448)	(53,132)	1,008,448	(1,661,580)
Proceeds from issuance of long-term debt	—	1,595,000	—	—	—	1,595,000
New debt issuance costs	—	(28,845)	(523)	(2,172)	523	(31,017)
Repayment of credit facility borrowings	—	(51,194)	—	—	51,194	—
Proceeds from credit facility revolver loan	—	118,625	—	—	(118,625)	—
Repayments of funding of capital expenditures by customer	—	—	—	(41,282)	—	(41,282)
Payment of premium on early retirement of debt	—	(10,000)	(10,000)	—	10,000	(10,000)
Capital contributions from parent companies	—	977,000	977,000	977,000	(2,931,000)	—
Principal payments on deferred satellite performance incentives	—	(5,089)	(5,089)	(13,467)	5,089	(18,556)
Principal payments on capital lease obligations	—	(6,167)	(6,167)	—	6,167	(6,167)
Dividends to shareholders	—	(554,310)	(438,310)	(438,310)	1,430,930	—

Net cash provided by (used in) financing activities	—	426,572	(491,537)	428,637	(537,274)	(173,602)

Effect of exchange rate changes on cash	(6)	(1,529)	(1,529)	2,017	1,529	482

Net change in cash and cash equivalents	(5,443)	(98,525)	(107,533)	(53,118)	107,532	(157,087)
Cash and cash equivalents, beginning of period	6,834	383,403	341,413	193,418	(341,412)	583,656

Cash and cash equivalents, end of period	$1,391	$284,878	$233,880	$140,300	$(233,880)	$426,569

(Certain totals may not add due to the effects of rounding)

Intelsat, Ltd. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(190,794)	$603,468	$621,965	$38,433	$(624,516)	$448,556

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	(94,888)	(94,888)	(57,198)	94,888	(152,086)
PanAmSat Acquisition (including G2 acquisition)	—	(1,713,576)	—	(1,438,945)	—	(3,152,521)
Advances to/from subsidiaries, net	63,301	(1,392,891)	(62,461)	1,327,923	64,128	—
Investment in subsidiaries	134,263	(73,914)	(73,000)	298,705	(286,054)	—

Net cash provided by (used in) investing activities	197,564	(3,275,269)	(230,349)	130,485	(127,038)	(3,304,607)

Cash flows from financing activities:
Repayments of long-term debt	—	(347,375)	(347,375)	(307,682)	347,375	(655,057)
Proceeds from issuance of long-term debt	—	2,340,000	—	575,000	—	2,915,000
New debt issuance costs	—	(74,298)	—	(28,602)	—	(102,900)
Proceeds from credit facility borrowings	—	944,750	344,750	—	(344,750)	944,750
Capital contributions from parent companies	—	—	—	73,030	(73,030)	—
Principal payments on deferred satellite performance incentives	—	(5,209)	(5,209)	(7,218)	5,209	(12,427)
Principal payments on capital lease obligations	—	(9,605)	(9,605)	—	9,605	(9,605)
Dividends to shareholders	—	(134,263)	(373,968)	(298,705)	806,936	—

Net cash provided by (used in) financing activities	—	2,714,000	(391,407)	5,823	751,345	3,079,761

Effect of exchange rate changes on cash	—	—	—	(124)	—	(124)

Net change in cash and cash equivalents	6,770	42,199	209	174,617	(209)	223,586
Cash and cash equivalents, beginning of period	65	341,204	341,204	18,801	(341,204)	360,070

Cash and cash equivalents, end of period	$6,835	$383,403	$341,413	$193,418	$(341,413)	$583,656

(Certain totals may not add due to the effects of rounding)

Intelsat, Ltd. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Period February 1, 2005 to December 31, 2005

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(189,929)	$615,079	$615,079	$70,527	$(617,128)	$493,628

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	(122,337)	(122,337)	(10,217)	122,337	(132,554)
Advances to/from subsidiaries, net	389,937	(344,336)	(349,097)	(47,599)	351,095	—
Investment in subsidiaries	504,689	—	—	—	(504,689)	—
Proceeds from insurance receivable	—	19,759	19,759	—	(19,759)	19,759

Net cash provided by (used in) investing activities	894,626	(446,914)	(451,675)	(57,816)	(51,016)	(112,795)

Cash flows from financing activities:
Repayments of long-term debt	(200,000)	(2,625)	(2,625)	—	2,625	(202,625)
Proceeds from issuance of long-term debt	—	305,348	—	—	—	305,348
New debt issuance costs	—	(4,243)	—	—	—	(4,243)
Proceeds from credit facility borrowings	—	200,000	200,000	—	(200,000)	200,000
Principal payments on deferred satellite performance incentives	—	(4,621)	(4,621)	—	4,621	(4,621)
Principal payments on capital lease obligations	—	(5,568)	(5,568)	—	5,568	(5,568)
Dividends to shareholder	(504,689)	(504,689)	(198,823)	—	703,512	(504,689)

Net cash used in financing activities	(704,689)	(16,398)	(11,637)	—	516,326	(216,398)

Effect of exchange rate changes on cash	—	—	—	953	—	953

Net change in cash and cash equivalents	8	151,767	151,767	13,664	(151,818)	165,388
Cash and cash equivalents, beginning of period	57	189,438	189,438	5,137	(189,388)	194,682

Cash and cash equivalents, end of period	$65	$341,205	$341,205	$18,801	$(341,206)	$360,070

Note:	The increase in cash between the predecessor entity ending balance and the successor entity opening balance is due to the retention by Intelsat, Ltd. of approximately $5.0 million in 2005 Acquisition Transaction financing proceeds.

(Certain totals may not add due to the effects of rounding)

Intelsat, Ltd. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Period January 1, 2005 to January 31, 2005

(in thousands)

	Intelsat, Ltd.	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Intelsat Sub Holdco Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(8,085)	$61,087	$42,008	$1,813	$(85,439)	$11,384

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	(953)	(953)	—	953	(953)
Advances to/from subsidiaries, net	(5,133)	5,133	—	—	—	—
Investment in subsidiaries	(155,800)	155,800	—	—	—	—
Proceeds from insurance receivable	38,561	(38,561)	(38,561)	—	77,122	38,561

Net cash provided by (used in) investing activities	(122,372)	121,419	(39,514)	—	78,075	37,608

Cash flows from financing activities:
Principal payments on deferred satellite performance incentives	—	(475)	(475)	—	475	(475)

Net cash used in financing activities	—	(475)	(475)	—	475	(475)

Effect of exchange rate changes on cash	—	—	—	(75)	—	(75)

Net change in cash and cash equivalents	(130,457)	182,031	2,019	1,738	(6,889)	48,442
Cash and cash equivalents, beginning of period	130,514	7,407	7,276	3,399	(7,276)	141,320

Cash and cash equivalents, end of period	$57	$189,438	$9,295	$5,137	$(14,165)	$189,762

(Certain totals may not add due to the effects of rounding)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Adjustments(1)	Balance at End of Period
	(in thousands)
Year ended December 31, 2005:
Allowance for doubtful accounts	$35,343	$(4,867)	$—	$4,134	$—	$26,342
Restructuring reserve	$1,494	$263	$—	$1,757	$—	$—

Year ended December 31, 2006
Allowance for doubtful accounts	$26,342	$3,411	$—	$6,622	$6,815	$29,946
Restructuring reserve	$—	$26,452	$(9,359)	$18,588	$28,992	$27,497

Year ended December 31, 2007
Allowance for doubtful accounts	$29,946	$12,199	$—	$9,357	$—	$32,788
Restructuring reserve	$27,497	$9,258	$522	$24,146	$—	$13,131

(1)	Adjustments reflect changes in allocation of the purchase price and fair value adjustments recorded or additional liabilities established in connection with the PanAmSat Acquisition Transactions.

S-1

Exhibit Index

Exhibit No.	Document Description
2.1	Share Purchase Agreement, dated as of June 19, 2007, by and among Intelsat Holdings, Ltd., Serafina Holdings Limited, Serafina Acquisition Limited and certain shareholders of Intelsat Holdings, Ltd. (incorporated by reference to Exhibit 99.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on June 25, 2007).

2.2	Transaction Agreement and Plan of Amalgamation, dated as of August 16, 2004, by and among Intelsat, Ltd., Intelsat (Bermuda), Ltd., Intelsat Holdings, Ltd. (formerly Zeus Holdings Limited), Zeus Merger One Limited and Zeus Merger Two Limited (incorporated by reference to Exhibit 99.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 4, 2005).

2.3	Merger Agreement, dated as of August 28, 2005, by and among Intelsat (Bermuda), Ltd., Proton Acquisition Corporation and PanAmSat Holding Corporation (incorporated by reference to Exhibit 2.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on August 30, 2005).

3.1	Certificate of Incorporation of Intelsat, Ltd. (incorporated by reference to Exhibit 3.1 of Intelsat, Ltd.’s Registration Statement on Form F-4, File No. 333-99189, filed on September 5, 2002).

3.2	Memorandum of Association of Intelsat, Ltd. (incorporated by reference to Exhibit 1.2 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

3.3	Amended and Restated Bye-laws of Intelsat, Ltd.*

4.1	Indenture, dated as of July 3, 2006, by and among Intelsat (Bermuda), Ltd., Intelsat, Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 10, 2006).

4.2	Form of Original Floating Rate Senior Notes due 2013 (incorporated by reference to Exhibit 4.2 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 2, 2007).

4.3	Form of Original 11 1/4% Senior Notes due 2016 (incorporated by reference to Exhibit 4.3 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 2, 2007).

4.4	Form of Floating Rate Senior Notes due 2013 (incorporated by reference to Exhibit 4.4 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 2, 2007).

4.5	Form of 11 1/4% Senior Notes due 2016 (incorporated by reference to Exhibit 4.5 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 2, 2007).

4.6	Indenture, dated as of July 3, 2006, by and among Intelsat (Bermuda), Ltd., Intelsat, Ltd., the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association (included by reference to Exhibit 4.2 to Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 10, 2006).

4.7	Form of Original 9 1/4% Senior Notes due 2016 (incorporated by reference to Exhibit 4.8 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 2, 2007).

4.8	Form of 9 1/4% Senior Notes due 2016 (incorporated by reference to Exhibit 4.9 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 2, 2007).

4.9	Indenture, dated as of July 3, 2006, by and among Intelsat Corporation (formerly known as PanAmSat Corporation), the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of Intelsat Holding Corporation’s Report on Form 8-K, file No. 001-32456, filed on July 10, 2006).

4.10	Form of Original 9% Senior Notes due 2016 (incorporated by reference to Exhibit 4.12 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 2, 2007).

4.11	Form of 9% Senior Notes due 2016 (incorporated by reference to Exhibit 4.13 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 2, 2007).

Exhibit No.	Document Description
4.12	Indenture, dated August 20, 2004, among Intelsat Corporation (formerly known as PanAmSat Corporation), the Guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of Intelsat Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, File No. 000-22531, filed on November 15, 2004).

4.13	Indenture, dated as of January 28, 2005, by and among Zeus Merger Two Limited, as Issuer, Zeus Merger One Limited, as Parent Guarantor, and Wells Fargo, as Trustee (incorporated by reference to Exhibit 4.1 of Intelsat Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 4, 2005).

4.14	Form of Original Floating Rate Senior Notes due 2012 (incorporated by reference to Exhibit 4.2 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 2, 2007).

4.15	Form of Original 8 1/4% Senior Notes due 2013 (incorporated by reference to Exhibit 4.18 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 2, 2007).

4.16	Form of Original 8 5/8% Senior Notes due 2015 (incorporated by reference to Exhibit 4.19 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 2, 2007).

4.17	Form of Floating Rate Senior Notes due 2012 (incorporated by reference to Exhibit 4.20 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 2, 2007).

4.18	Form of 8 1/4% Senior Notes due 2013 (incorporated by reference to Exhibit 4.21 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 2, 2007).

4.19	Form of 8 5/8% Senior Notes due 2015 (incorporated by reference to Exhibit 4.22 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 2, 2007).

4.20	Supplemental Indenture, dated as of January 28, 2005, by and among Intelsat Holdings LLC, Intelsat LLC, Intelsat Global Sales & Marketing Ltd., Intelsat USA Sales Corp., Intelsat USA License Corp., Intelsat Global Service Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 2.6 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

4.21	Second Supplemental Indenture, dated as of March 3, 2005, by and among Intelsat Subsidiary Holding Company, Ltd., Intelsat (Bermuda), Ltd., Intelsat, Ltd., Intelsat Holdings LLC, Intelsat LLC, Intelsat Global Sales & Marketing Ltd., Intelsat USA Sales Corp., Intelsat USA License Corp., Intelsat Global Service Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 2.7 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262 filed on March 15, 2005).

4.22	Third Supplemental Indenture, dated as of March 3, 2005, by and among Intelsat (Bermuda), Ltd., Intelsat Subsidiary Holding Company, Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 2.8 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

4.23	Fourth Supplemental Indenture, dated as of December 28, 2005, by and among Intelsat UK Financial Services Ltd., Intelsat Subsidiary Holding Company, Ltd. and Wells Fargo, National Association (incorporated by reference to Exhibit 4.21 of Intelsat Subsidiary Holding Company, Ltd.’s Amendment No. 1 to its Registration Statement on Form S-4, File No. 333-12946507, filed on February 10, 2006).

4.24	Fifth Supplemental Indenture, dated as of July 3, 2006, by and among Intelsat (Bermuda), Ltd., Intelsat Intermediate Holding Company, Ltd., Intelsat Subsidiary Holding Company, Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.20 of Intelsat Intermediate Holding Company, Ltd.’s Registration Statement on Form S-4, File No. 333-136193, filed on July 31, 2006).

Exhibit No.	Document Description
4.25	Indenture, dated as of April 1, 2002, between Intelsat, Ltd. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form F-4, File No. 333-99189, filed on September 5, 2002).

4.26	Officers’ Certificate dated April 15, 2002 relating to Intelsat, Ltd.’s 7 5/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form F-4, File No. 333-99189, filed on September 5, 2002).

4.27	Form of 7 5/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form F-4, File No. 333-99189, filed on September 5, 2002).

4.28	Officers’ Certificate dated November 7, 2003 relating to Intelsat, Ltd.’s 5 1/4% Senior Notes due 2008 and its 6 1/2% Senior Notes due 2013, including the forms of Notes (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form F-4, File No. 333-110671, filed on November 21, 2003).

4.29	Indenture, dated as of February 11, 2005, by and among Zeus Special Subsidiary Limited, Intelsat, Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 2.11 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

4.30	Form of 9 1/4% Senior Discount Notes due 2015 (incorporated by reference to Exhibit 4.34 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 2, 2007).

4.31	Supplemental Indenture, dated as of March 3, 2005, by and among Intelsat (Bermuda), Ltd., Intelsat, Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 2.12 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

4.32	Second Supplemental Indenture, dated as of July 3, 2006, by and among Intelsat (Bermuda), Ltd., Intelsat Intermediate Holding Company, Ltd., Intelsat Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 of Intelsat Intermediate Holding Company, Ltd.’s Registration Statement on Form S-4, File No. 333-136193, filed on July 31, 2006).

4.33	Third Supplemental Indenture, dated as of July 3, 2006, by and among Intelsat (Bermuda), Ltd., Intelsat Intermediate Holding Company, Ltd., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.6 of Intelsat Intermediate Holding Company, Ltd.’s Registration Statement on Form S-4, File No. 333-136193, filed on July 31, 2006).

4.34	Indenture for the Floating Rate Senior Notes due 2015, dated as of January 12, 2007, by and among Intelsat (Bermuda), Ltd. as Issuer, Intelsat, Ltd. as Parent Guarantor and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on January 19, 2007).

4.35	Form of Original Floating Rate Senior Notes due 2015 (incorporated by reference to Exhibit 4.41 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 2, 2007).

4.36	Form of Floating Rate Senior Notes due 2015 (incorporated by reference to Exhibit 4.42 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 2, 2007).

4.37	Second Supplemental Indenture, dated as of September 27, 2007, among Intelsat Satellite Galaxy 17, Inc., Intelsat Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Intelsat, Ltd.’s Report on Form 10-Q, File No. 000-50262, filed on November 9, 2007).

4.38	Supplemental Indenture, dated as of September 27, 2007, among Intelsat Satellite Galaxy 17, Inc., Intelsat Corporation, the other Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to Intelsat, Ltd.’s Report on Form 10-Q, File No. 000-50262, filed on November 9, 2007).

Exhibit No.	Document Description
4.39	First Supplemental Indenture, dated as of February 4, 2008, among Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd., Intelsat, Ltd., as parent guarantor, Intelsat Subsidiary Holding Company, Ltd., Intelsat Holdings LLC, Intelsat LLC, Intelsat Global Sales & Marketing Ltd., Intelsat USA Sales Corp., Intelsat USA License Corp., Intelsat Global Service Corporation and Intelsat UK Financial Services Ltd., as subsidiary guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.7 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

4.40	Second Supplemental Indenture, dated as of February 4, 2008, among Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.8 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

4.41	First Supplemental Indenture, dated as of February 4, 2008, among Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd., Intelsat, Ltd., as parent guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.9 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

4.42	Second Supplemental Indenture, dated as of February 4, 2008, among Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.10 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

4.43	First Supplemental Indenture, dated as of February 4, 2008, among Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd., Intelsat, Ltd., as parent guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.11 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

4.44	Second Supplemental Indenture, dated as of February 4, 2008, among Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.12 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

4.45	Fourth Supplemental Indenture, dated as of February 4, 2008, among Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd., Intelsat Intermediate Holding Company, Ltd., Intelsat, Ltd., as co-obligor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.13 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

4.46	Sixth Supplemental Indenture, dated as of February 4, 2008, among Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd., Intelsat Subsidiary Holding Company, Ltd. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.14 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.1	Credit Agreement dated as of July 3, 2006 among Intelsat Subsidiary Holding Company, Ltd., Intelsat Intermediate Holding Company, Ltd. and the other parties named therein (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 10, 2006).

10.2	Employment Agreement, dated as of June 28, 2006, by and among Intelsat Holdings, Ltd., Intelsat, Ltd. and Joseph Wright, Jr. (incorporated by reference to Exhibit 10.38 of Intelsat Intermediate Holding Company, Ltd.’s Amendment 1 to Registration Statement on Form S-4, File No. 333-136193, filed on August 4, 2006).

10.3	Employment Agreement, dated as of May 18, 2006, between Intelsat Holdings, Ltd. and James Frownfelter (incorporated by reference to Exhibit 10.39 of Intelsat Intermediate Holding Company, Ltd.’s Amendment 1 to Registration Statement on Form S-4, File No. 333-136193, filed on August 4, 2006).

Exhibit No.	Document Description
10.4	Amendment Agreement (relating to Credit Agreement), dated as of July 3, 2006, by and among Intelsat Corporation (formerly known as PanAmSat Corporation) and the other parties named therein (incorporated by reference to Exhibit 10.1 of Intelsat Holding Corporation’s Report on Form 8-K, file No. 001-32456, filed on July 10, 2006).

10.5	Credit Agreement, dated as of August 20, 2004, as amended and restated as of March 22, 2005, as further amended and restated as of July 3, 2006, among Intelsat Corporation (formerly known as PanAmSat Corporation) and the other parties named therein (incorporated by reference to Exhibit 10.2 of Intelsat Holding Corporation’s Report on Form 8-K, file No. 001-32456, filed on July 10, 2006).

10.6	Share Option Agreement, dated April 1, 2006, by and among Intelsat Holdings, Ltd. and Jeffrey Freimark (incorporated by reference to Exhibit 10.8 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 000-50262, filed on November 15, 2006).

10.7	Share Option Agreement, dated July 3, 2006, by and among Intelsat Holdings, Ltd. and Jeffrey Freimark (incorporated by reference to Exhibit 10.9 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 000-50262, filed on November 15, 2006).

10.8	Share Option Agreement, dated July 3, 2006, by and among Intelsat Holdings, Ltd. and Joseph Wright, Jr. (incorporated by reference to Exhibit 10.10 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 000-50262, filed on November 15, 2006).

10.9	Share Option Agreement, dated July 3, 2006, by and among Intelsat Holdings, Ltd. and James Frownfelter (incorporated by reference to Exhibit 10.11 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 000-50262, filed on November 15, 2006).

10.10	Form of Share Option Agreement under Intelsat Holdings, Ltd. 2005 Share Incentive Plan (incorporated by reference to Exhibit 10.12 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 000-50262, filed on November 15, 2006).

10.11	Amendment No. 1 and Acknowledgment, effective as of July 3, 2006, to Employment Agreement, dated as of March 16, 2006, by and among Intelsat Holdings, Ltd., Intelsat, Ltd. and Jeffrey Freimark (incorporated by reference to Exhibit 10.43 of Intelsat Intermediate Holding Company, Ltd.’s Amendment 1 to Registration Statement on Form S-4, File No. 333-136193, filed on August 4, 2006).

10.12	Amendment No. 2, effective as of October 26, 2006, to Employment Agreement, as amended, dated as of March 16, 2006, by and among Intelsat Holdings, Ltd., Intelsat, Ltd. and Jeffrey Freimark (incorporated by reference to Exhibit 10.14 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 000-50262, filed on November 15, 2006).

10.13	Amendment, dated July 3, 2006, to Employment Agreement, dated as of June 28, 2006, by and among Intelsat Holdings, Ltd. and Joseph Wright, Jr. (incorporated by reference to Exhibit 10.15 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 000-50262, filed on November 15, 2006).

10.14	Amendment, dated July 3, 2006, to Employment Agreement, dated as of May 18, 2006, by and among Intelsat Holdings, Ltd. and James Frownfelter (incorporated by reference to Exhibit 10.16 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 000-50262, filed on November 15, 2006).

Exhibit No.	Document Description
10.15	Headquarters Land Lease, dated as of June 8, 1982, between the International Telecommunications Satellite Organization and the U.S. Government, as amended (incorporated by reference to Exhibit 10.16 of the Registration Statement on Form F-4, File No. 333-99189, filed on September 5, 2002).

10.16	Employment Agreement, dated as of January 28, 2005, between Intelsat Holdings, Ltd. and David McGlade (incorporated by reference to Exhibit 3.13 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

10.17	Letter Agreement, dated as of December 22, 2004, between Zeus Holdings Limited and David McGlade (incorporated by reference to Exhibit 3.14 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

10.18	Letter Agreement, dated as of February 25, 2005, between Zeus Holdings Limited and David McGlade (incorporated by reference to Exhibit 3.15 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

10.19	Employment Agreement, dated as of January 31, 2005, between Intelsat Holdings, Ltd., Intelsat, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.8 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 4, 2005).

10.20	Amendment and Acknowledgement, dated June 21, 2005, to Employment Agreement, dated as of January 28, 2005, between Intelsat Holdings, Ltd. and David McGlade (incorporated by reference to Exhibit 10.6 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, File No. 000-50262, filed on August 11, 2005).

10.21	Amendment and Acknowledgement, dated June 21, 2005, to Employment Agreement, dated as of January 31, 2005, between Intelsat Holdings, Ltd., Intelsat, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.7 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, File No. 000-50262, filed on August 11, 2005).

10.22	Intelsat Holdings, Ltd. 2005 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to Intelsat Ltd.’s Current Report on Form 8-K dated May 10, 2005).

10.23	Form of Restricted Share Agreement under Intelsat Holdings, Ltd. 2005 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to Intelsat Ltd.’s Current Report on Form 8-K dated May 10, 2005).

10.24	Intelsat Holdings, Ltd. Bonus Plan (incorporated by reference to Exhibit 10.3 to Intelsat Ltd.’s Current Report on Form 8-K dated May 10, 2005).

10.25	Employment Agreement, dated as of March 16, 2006, by and among Intelsat Holdings, Ltd., Intelsat, Ltd. and Jeffrey Freimark (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s quarterly report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-50262, filed on May 10, 2006).

10.26	Amendment and Acknowledgment, effective March 8, 2006, to Employment Agreement, dated as of January 28, 2005, between Intelsat Holdings, Ltd. and David McGlade (incorporated by reference to Exhibit 10.2 of Intelsat, Ltd.’s quarterly report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-50262, filed on May 10, 2006).

10.27	Amendment and Acknowledgment, effective March 8, 2006, to Employment Agreement, dated as of January 31, 2005, between Intelsat Holdings, Ltd., Intelsat, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.3 of Intelsat, Ltd.’s quarterly report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-50262, filed on May 10, 2006).

10.28	Employment Agreement, dated as of June 28, 2006, by and among Intelsat Holdings, Ltd. and Joseph Wright, Jr. (incorporated by reference to Exhibit 10.38 of Intelsat Intermediate Holding Company, Ltd.’s Registration Statement on Form S-4, File No. 333-136193-01, filed on July 31, 2006).

Exhibit No.	Document Description
10.29	Employment Agreement, dated as of May 18, 2006, between Intelsat Holdings, Ltd. and James Frownfelter (incorporated by reference to Exhibit 10.39 of Intelsat Intermediate Holding Company, Ltd.’s Registration Statement on Form S-4, File No. 333-136193-01, filed on July 31, 2006).

10.30	Amendment No. 1 to Credit Agreement, dated January 19, 2007, among Intelsat Intermediate Holding Company, Ltd., Intelsat Subsidiary Holding Company, Ltd. and the other parties named therein (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on January 25, 2007).

10.31	Amendment No. 2 to Credit Agreement, dated January 19, 2007, among Intelsat Intermediate Holding Company, Ltd., Intelsat Subsidiary Holding Company, Ltd. and the other parties named therein (incorporated by reference to Exhibit 10.2 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on January 25, 2007).

10.32	Amendment No. 1 to Credit Agreement, dated January 19, 2007, among Intelsat Corporation and the other parties named therein (incorporated by reference to Exhibit 10.1 of Intelsat Corporation’s Report on Form 8-K, File No. 000-22531, filed on January 25, 2007).

10.33	Credit Agreement, dated as of February 2, 2007, by and among Intelsat (Bermuda), Ltd., as the Borrower, Intelsat, Ltd., as Guarantor, and the Several Lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, Banc of America Securities LLC and Deutsche Bank Securities Inc., as Joint Lead Arrangers, and Banc of America Securities LLC, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC and Morgan Stanley Senior Funding, Inc., as Joint Bookrunners (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 6, 2007).

10.34	Third Amendment and Acknowledgment, effective March 16, 2007, to Employment Agreement, dated as of January 28, 2005, between Intelsat Holdings, Ltd. and David McGlade (incorporated by reference to Exhibit 10.43 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 2, 2007).

10.35	Third Amendment and Acknowledgment, effective March 16, 2007, to Employment Agreement, dated as of March 16, 2006, between Intelsat Holdings, Ltd. and Jeffrey Freimark (incorporated by reference to Exhibit 10.44 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 2, 2007).

10.36	First Amendment and Acknowledgment, effective March 16, 2007, to Employment Agreement, dated as of May 18, 2006, between Intelsat Holdings, Ltd. and James Frownfelter (incorporated by reference to Exhibit 10.45 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 2, 2007).

10.37	Third Amendment and Acknowledgment, effective March 16, 2007, to Employment Agreement, dated as of January 31, 2005, between Intelsat Holdings, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.46 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 2, 2007).

10.38	Amendment No. 3 to Credit Agreement and Appointment of Administrative Agent, dated as of January 25, 2008, among Intelsat Intermediate Holding Company, Ltd., Intelsat Subsidiary Holding Company, Ltd., the lenders party thereto, Citicorp USA, Inc., in its capacity as administrative agent for the lenders and as agent for the secured parties, and Credit Suisse, Cayman Islands Branch, as successor administrative agent (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.39	Amendment No. 2 to Credit Agreement and Appointment of Administrative Agent, dated as of January 25, 2008, among Intelsat Corporation, the lenders party thereto, Citicorp USA, Inc., in its capacity as administrative agent for the lenders and as agent for the secured parties, and Credit Suisse, Cayman Islands Branch, as successor administrative agent (incorporated by reference to Exhibit 10.2 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

Exhibit No.	Document Description
10.40	Joinder Agreement, dated as of February 4, 2008, among Intelsat Corporation, Credit Suisse, Cayman Islands Branch, and the lenders a party thereto (incorporated by reference to Exhibit 10.3 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.41	Assignment and Assumption Agreement, dated as of February 4, 2008, between Intelsat (Bermuda), Ltd. and Intelsat Jackson Holdings, Ltd. (incorporated by reference to Exhibit 10.4 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.42	Assumption and Affirmation Agreement, dated as of February 4, 2007, among Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd., Intelsat, Ltd., as parent guarantor, Intelsat Subsidiary Holding Company, Ltd., Intelsat Holdings LLC, Intelsat LLC, Intelsat Global Sales & Marketing Ltd., Intelsat USA Sales Corp., Intelsat USA License Corp., Intelsat Global Service Corporation and Intelsat UK Financial Services Ltd., as subsidiary guarantors, and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.5 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.43	New Guarantee Agreement, dated as of February 4, 2008, among Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd. and Bank of America, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.6 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.44	Assignment and Assumption Agreement, dated as of February 4, 2008, between Serafina Acquisition Limited and Intelsat (Bermuda), Ltd. (incorporated by reference to Exhibit 10.15 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.45	Assumption Agreement, dated as of February 4, 2008, among Serafina Acquisition Limited, Intelsat (Bermuda), Ltd. and Credit Suisse, Cayman Islands Branch, as administrative agent for the lenders (incorporated by reference to Exhibit 10.16 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.46	Senior Unsecured Bridge Loan Credit Agreement, dated as of February 4, 2008, among Serafina Acquisition Limited, as initial borrower, Intelsat (Bermuda), Ltd., as borrower, the several lenders from time to time party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, Banc of America Bridge LLC, as syndication agent, Morgan Stanley Senior Funding, Inc., as documentation agent, and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.17 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.47	Senior Unsecured PIK Election Bridge Loan Credit Agreement, dated as of February 4, 2008, among Serafina Acquisition Limited, as initial borrower, Intelsat (Bermuda), Ltd., as borrower, the several lenders from time to time party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, Banc of America Bridge LLC, as syndication agent, Morgan Stanley Senior Funding, Inc., as documentation agent, and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.18 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.48	Commitment Letter, dated as of June 19, 2007, among Serafina Acquisition Limited, Credit Suisse, Banc of America, N.A., Banc of America Bridge LLC and Morgan Stanley Senior Funding, Inc., as initial lenders (incorporated by reference to Exhibit 10.19 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.49	Amended and Restated Commitment Letter Amendment, dated as of February 7, 2008, among Serafina Acquisition Limited, Credit Suisse, Banc of America, N.A., Banc of America Bridge LLC and Morgan Stanley Senior Funding, Inc., as initial lenders (incorporated by reference to Exhibit 10.20 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

Exhibit No.	Document Description
10.50	Monitoring Fee Agreement, dated as of February 4, 2008, among Intelsat (Bermuda), Ltd., BC Partners Limited and Silver Lake Management Company III, L.L.C. (incorporated by reference to Exhibit 10.21 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

21.1	List of subsidiaries.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

*	Filed herewith.