Form 10-Q
period 2008-03-31
INTELSAT LTD
filed 2008-05-15
CIK 1156871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

                    (Do not check if a smaller

            reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of May 10, 2008, 12,000 ordinary shares, par value $1.00 per share, were outstanding.

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of December 31, 2007 and March 31, 2008 (Unaudited)	4
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2007, the Period January 1, 2008 to January 31, 2008 (Predecessor Entity) and the Period February 1, 2008 to March 31, 2008 (Successor Entity)	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007, the Period January 1, 2008 to January 31, 2008 (Predecessor Entity) and the Period February 1, 2008 to March 31, 2008 (Successor Entity)	6
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	56
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	74
Item 4T.	Controls and Procedures	74

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	76
Item 1A.	Risk Factors	76
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	76
Item 3.	Defaults upon Senior Securities	76
Item 4.	Submission of Matters to a Vote of Security Holders	76
Item 5.	Other Information	76
Item 6.	Exhibits	77

SIGNATURES		78

INTRODUCTION

In this Quarterly Report, unless otherwise indicated or the context otherwise requires, (1) the terms “we,” “us,” “our,” “Intelsat” and the “Company” refer to Intelsat, Ltd. and its currently existing subsidiaries on a consolidated basis, (2) the terms “Serafina Holdings” and “Intelsat Global” refer to Intelsat Global, Ltd. (formerly known as Serafina Holdings Limited), (3) the terms “Serafina” and “Intelsat Global Subsidiary” refer to Intelsat Global Subsidiary, Ltd. (formerly known as Serafina Acquisition Limited), (4) the term “Intelsat Holdings” refers to our parent, Intelsat Holdings, Ltd., (5) the term “Intelsat Bermuda” refers to Intelsat (Bermuda), Ltd., Intelsat, Ltd.’s direct wholly-owned subsidiary, (6) the term “Intelsat Jackson” refers to Intelsat Jackson Holdings, Ltd., a direct wholly-owned subsidiary of Intelsat Bermuda, (7) the term “Intermediate Holdco” refers to Intelsat Intermediate Holding Company, Ltd., Intelsat Jackson’s direct wholly-owned subsidiary, (8) the term “Intelsat Sub Holdco” refers to Intelsat Subsidiary Holding Company, Ltd., Intermediate Holdco’s direct wholly-owned subsidiary, (9) the term “PanAmSat Holdco” refers to PanAmSat Holding Corporation, and not to its subsidiaries, prior to the PanAmSat Acquisition Transactions (as defined below) and the term “Intelsat Holding Corporation” refers to Intelsat Holding Corporation, and not to its subsidiaries, thereafter, (10) the term “Intelsat Corp” refers to PanAmSat Corporation prior to the PanAmSat Acquisition Transactions and Intelsat Corporation thereafter, (11) the term “PanAmSat” refers to PanAmSat Holding Corporation and its subsidiaries on a consolidated basis prior to the PanAmSat Acquisition Transactions, (12) the term “PanAmSat Acquisition Transactions” refers to our acquisition of PanAmSat and the related transactions, and (13) the term “New Sponsors Acquisition Transactions” refers to the acquisition of Intelsat Holdings by Serafina and the related transactions, as discussed under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the New Sponsors Acquisition Transactions.

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

In connection with our acquisition by funds controlled by BC Partners Holdings Limited and Silver Lake Partners as described in this Quarterly Report under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the New Sponsors Acquisition Transactions, factors that may cause results or developments to differ materially from the forward-looking statements made in this Quarterly Report include, but are not limited to:

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

The forward-looking statements made in this Quarterly Report reflect our intentions, plans, expectations, assumptions and beliefs about future events. These forward-looking statements speak only as of the date of this Quarterly Report and are not guarantees of future performance or results and are subject to risks, uncertainties and other factors, many of which are outside of our control. These factors could cause actual results or developments to differ materially from the expectations expressed or implied in the forward-looking statements and include known and unknown risks. Known risks include, among others, the risks discussed in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007, the political, economic and legal conditions in the markets we are targeting for communications services or in which we operate and other risks and uncertainties inherent in the telecommunications business in general and the satellite communications business in particular.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTELSAT, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of March 31, 2008
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$426,569	$323,090
Receivables, net of allowance of $32,788 in 2007 and $31,635 in 2008	316,593	298,594
Deferred income taxes	44,944	45,752
Prepaid expenses and other current assets	63,139	79,842

Total current assets	851,245	747,278
Satellites and other property and equipment, net	4,586,348	5,522,587
Goodwill	3,900,193	6,723,307
Non-amortizable intangible assets	1,676,600	3,283,400
Amortizable intangible assets, net	691,490	1,242,682
Other assets	347,456	444,445

Total assets	$12,053,332	$17,963,699

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$139,613	$111,112
Taxes payable	984	—
Employee related liabilities	50,006	26,646
Customer advances for satellite construction	30,610	21,500
Accrued interest payable	176,597	266,300
Current portion of long-term debt	77,995	84,876
Deferred satellite performance incentives	24,926	24,975
Other current liabilities	117,994	118,799

Total current liabilities	618,725	654,208
Long-term debt, net of current portion	11,187,409	14,576,294
Deferred satellite performance incentives, net of current portion	124,331	128,472
Deferred revenue, net of current portion	167,693	162,236
Deferred income taxes	411,978	743,948
Accrued retirement benefits	82,340	126,713
Other long-term liabilities	183,240	217,316

Commitments and contingencies (Note 13)

Shareholder’s equity (deficit):
Ordinary shares, 12,000 shares authorized, issued and outstanding at December 31, 2007 and March 31, 2008	12	12
Paid-in capital	35,091	1,455,451
Accumulated deficit	(763,561)	(100,827)
Accumulated other comprehensive income (loss)	6,074	(124)

Total shareholder’s equity (deficit)	(722,384)	1,354,512

Total liabilities and shareholder's equity (deficit)	$12,053,332	$17,963,699

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity		Successor Entity
	Three Months Ended March 31, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to March 31, 2008
Revenue	$518,237	$190,261	$382,417
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	79,369	25,683	54,796
Selling, general and administrative	61,809	18,485	29,575
Depreciation and amortization	195,604	64,157	143,679
Restructuring and transaction costs	4,827	313,102	—
Loss on undesignated interest rate swaps	1,832	11,431	31,520

Total operating expenses	343,441	432,858	259,570

Income (loss) from operations	174,796	(242,597)	122,847
Interest expense, net	280,671	80,275	224,410
Other income (expense), net	(4,835)	535	2,544

Loss before income taxes	(110,710)	(322,337)	(99,019)
Provision for (benefit from) income taxes	4,362	(10,476)	1,808

Net loss	$(115,072)	$(311,861)	$(100,827)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor Entity		Successor Entity
	Three Months Ended March 31, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to March 31, 2008
Cash flows from operating activities:
Net loss	$(115,072)	$(311,861)	$(100,827)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	195,604	64,157	143,679
Provision for doubtful accounts	4,741	3,922	(4,382)
Foreign currency transaction loss (gain)	36	(137)	(860)
Gain on disposal of assets	(360)	—	—
Share-based compensation expense	1,262	196,414	2,191
Compensation cost paid by parent	288	—	—
Deferred income taxes	—	(16,668)	(2,688)
Amortization and write-off of bond discount and issuance costs	46,023	6,494	17,620
Share in loss of affiliates	7,378	—	—
Loss on undesignated interest rate swaps	4,173	11,748	31,817
Loss on prepayment of debt and other non-cash items	10,542	108	26
Changes in operating assets and liabilities, net of effects of the New Sponsors Acquisition:
Receivables	(2,386)	358	18,101
Prepaid expenses and other assets	2,784	(25,270)	2,726
Accounts payable and accrued liabilities	(26,927)	70,704	87,916
Deferred revenue	(17,164)	14,342	12,114
Accrued retirement benefits	(484)	78	307
Other long-term liabilities	1,761	5,230	(1,162)

Net cash provided by operating activities	112,199	19,619	206,578

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(131,383)	(24,701)	(81,825)
Capital contribution to Horizons joint venture	—	—	(3,554)

Net cash used in investing activities	(131,383)	(24,701)	(85,379)

Cash flows from financing activities:
Repayments of long-term debt	(1,620,038)	(168,847)	(1,260,000)
Proceeds from issuance of long-term debt	1,595,000	—	—
Debt issuance costs	(28,924)	—	—
Proceeds from credit facility borrowings	—	150,000	—
Repayments of funding of capital expenditures by customer	(21,660)	—	(9,362)
Payment of premium on early retirement of debt	(10,000)	—	(38,473)
Principal payments on deferred satellite performance incentives	(3,212)	(1,333)	(3,650)
Principal payments on capital lease obligations	(2,024)	(2,124)	(2,131)

Net cash used in financing activities	(90,858)	(22,304)	(1,313,616)

Effect of exchange rate changes on cash and cash equivalents	(36)	137	860

Net change in cash and cash equivalents	(110,078)	(27,249)	(1,191,557)
Cash and cash equivalents, beginning of period	583,656	426,569	1,514,647

Cash and cash equivalents, end of period	$473,578	$399,320	$323,090

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$216,562	$124,144	$79,834
Income taxes paid	8,791	4,028	4,866
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$4,547	$13,363	$5,770

Note:	The increase in cash and cash equivalents between the predecessor entity ending balance and the successor entity opening balance is due to approximately $1.1 billion in cash received in connection with the closing of the New Sponsors Acquisition Transactions (see Note 2 – Acquisition).

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 1    General

Basis of Presentation

The accompanying condensed consolidated financial statements of Intelsat, Ltd. (“Intelsat” or the “Company”) and its subsidiaries have not been audited, but are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements include all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of these financial statements. The results of operations for the periods presented are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Intelsat, Ltd.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 on file with the Securities and Exchange Commission (“SEC”). Intelsat is a wholly-owned subsidiary of Intelsat Holdings, Ltd. (“Intelsat Holdings”).

On February 4, 2008, Serafina Acquisition Limited, referred to as Serafina, completed its acquisition of 100% of the equity ownership of the Company’s parent, Intelsat Holdings, for total cash consideration of approximately $5.0 billion, pursuant to a Share Purchase Agreement dated as of June 19, 2007 (the “BC Share Purchase Agreement”), among Serafina, Intelsat Holdings, certain shareholders of Intelsat Holdings and Serafina Holdings Limited, referred to as Serafina Holdings, the direct parent of Serafina. This transaction is referred to as the New Sponsors Acquisition (see Note 2—Acquisition).

The New Sponsors Acquisition was accounted for by Intelsat Holdings under the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). As a result, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. In accordance with Topic 5J of the codified SEC Staff Accounting Bulletins, the preliminary purchase accounting adjustments have been “pushed down” and recorded in the Company’s condensed consolidated financial statements and have resulted in a new basis of accounting for the “successor” period beginning after the consummation of the New Sponsors Acquisition.

Although the effective date of the New Sponsors Acquisition was February 4, 2008, due to the immateriality of the results of operations for the period between February 1, 2008 and February 4, 2008, the Company has accounted for the New Sponsors Acquisition as if it had occurred on February 1, 2008 and recorded “push-down” accounting to reflect the acquisition of the Company at fair value. The condensed consolidated financial statements presented for the three months ended March 31, 2007 and for the period January 1 to January 31, 2008 are shown under the “predecessor entity.” The condensed consolidated financial statements as of March 31, 2008 and for the period from February 1 to March 31, 2008 show the operations of the “successor entity” from February 1, 2008, the date the successor entity accounted for the New Sponsors Acquisition, through March 31, 2008.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

consolidated financial statements and accompanying notes. Examples of estimates include the determination of fair value with respect to certain assets acquired and liabilities assumed in the New Sponsors Acquisition, the allowance for doubtful accounts, pension and postretirement benefits, the fair value of the Company’s undesignated interest rate swaps, income taxes, useful lives of satellites and other property and equipment and recoverability of goodwill and other intangible assets. Changes in such estimates may affect amounts reported in future periods.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. In connection with the Company’s implementation of a new financial reporting system, which was placed in service during the first quarter of 2008, the Company identified that certain unallocated cost centers were allocated to direct costs of revenue (exclusive of depreciation and amortization) or selling, general and administrative expense based on a company-wide distribution of allocated costs to each of these expense categories. In order to more appropriately align these unallocated costs between direct costs of revenue (exclusive of depreciation and amortization) and selling, general and administrative expense categories, the Company revised the allocation methodology based on the primary purpose of each legal entity (e.g., sales center, teleport or operation, or administrative). The reclassification did not impact the Company’s previously reported revenue, total operating expenses, income from operations or net loss.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement 157, which deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. Examples of nonfinancial assets and liabilities to which the deferral would apply for the Company include (i) those acquired in a business combination and (ii) goodwill, indefinite-lived intangible assets and long-lived assets measured at fair value for impairment testing. Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities recognized at fair value. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires companies to recognize in their balance sheets the funded status of pension and other postretirement benefit plans. Previously unrecognized items under SFAS No. 87, Employers’ Accounting for Pensions (“SFAS 87”), and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”), will now be recognized as a component of accumulated other comprehensive income (loss), net of applicable income tax effects. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the Company’s fiscal year end. As more fully described in Note 4—Retirement Plans and Other Retiree Benefits, the Company adopted the recognition provisions of SFAS 158 effective December 31, 2007, and adopted the measurement date provisions during the first quarter of 2008.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 became effective for the Company beginning on January 1, 2008. The adoption of SFAS 159 in the first quarter of 2008 did not impact the Company’s condensed consolidated financial statements since the Company has not elected to apply the fair value option to any of its eligible financial instruments.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. SFAS 160 is to be applied prospectively except for its presentation and disclosure requirements for existing minority interests, which require retroactive application. The Company is currently evaluating the requirements of SFAS 160, and the impact, if any, on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS 161 is effective for the Company in the first quarter of 2009.

Fair Value Measurements

SFAS 157, which the Company prospectively adopted effective January 1, 2008, defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. SFAS 157 establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:

•	Level 1—unadjusted quoted prices for identical assets or liabilities in active markets;

•

Level 2—quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation; and

•	Level 3—unobservable inputs based upon the reporting entity’s internally developed assumptions which market participants would use in pricing the asset or liability.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

The Company evaluated its financial assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework of SFAS 157. The Company identified investments in marketable securities and interest rate financial derivative instruments as having met such criteria.

The Company accounts for its investments in marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All investments have been classified as available-for-sale securities as of December 31, 2007 and March 31, 2008, and are included in other assets in the accompanying condensed consolidated balance sheets. Available-for-sale securities are stated at fair value with any unrealized gains and losses reported as accumulated other comprehensive income (loss) within shareholder’s equity (deficit). Realized gains and losses and declines in fair value on available-for-sale securities that are determined to be other than temporary are included in other income (expense), net within the Company’s condensed consolidated statements of operations. Interest and dividends on available-for-sale securities are included in interest expense, net and other income (expense), net, respectively within the condensed consolidated statements of operations.

The Company determined that the valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, has classified such investments within Level 1 of the SFAS 157 hierarchy framework. The fair value of our marketable securities as of March 31, 2008 was $10.3 million.

As described in Note 10, the Company utilizes interest rate swaps in order to stabilize cash flow exposure related to fluctuations in interest rates. As described in Note 10, the Company has classified the derivatives within Level 2 of the SFAS 157 hierarchy framework.

Note 2    Acquisition

On February 4, 2008, Serafina completed its acquisition of 100% of the equity ownership of Intelsat Holdings for total cash consideration of approximately $5.0 billion, pursuant to the BC Share Purchase Agreement among Serafina, Intelsat Holdings, certain shareholders of Intelsat Holdings and Serafina Holdings. Although the effective date of the acquisition was February 4, 2008, due to the immateriality of the results of operations for the period between February 1, 2008 and February 4, 2008, the Company accounted for the acquisition as if it had occurred on February 1, 2008.

Serafina Holdings is an entity newly formed by funds controlled by BC Partners Holdings Limited, referred to as BC Partners, and certain other investors, collectively referred to as the BCEC Funds. Subsequent to the execution of the BC Share Purchase Agreement, two investment funds controlled by Silver Lake and other equity investors joined the BCEC Funds as the equity sponsors of Serafina Holdings. The BCEC Funds, the Silver Lake funds and the other equity sponsors are referred to as the New Sponsors and the acquisition of Intelsat Holdings, our parent, is referred to as the New Sponsors Acquisition.

The former shareholders of Intelsat Holdings (other than management), including funds advised by or associated with Apax Partners Worldwide LLP, Apax Partners, L.P., Apollo Management V, L.P., MDP Global Investors Limited and Permira Advisers LLC (collectively referred to as the “Former Sponsors”), sold 100% of their equity interests in Intelsat Holdings. Upon closing, management contributed to Serafina Holdings the portion of their equity interests in Intelsat Holdings not purchased for cash by Serafina for equity interests in Serafina Holdings (which was renamed Intelsat Global, Ltd. on February 8, 2008).

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

On February 4, 2008, in order to partially finance the New Sponsors Acquisition, Serafina borrowed $4.96 billion in aggregate principal amount of term loans under a $2.81 billion senior unsecured bridge loan credit agreement, dated as of February 4, 2008 (the “Senior Bridge Loan Credit Agreement”), among Serafina, the several lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, and certain other parties, and a $2.15 billion senior unsecured payment-in-kind (referred to as “PIK”) election bridge loan credit agreement, dated as of February 4, 2008 (the “PIK Election Bridge Loan Credit Agreement” and, together with the Senior Bridge Loan Credit Agreement, the “Bridge Loan Credit Agreements”), among Serafina, the several lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, and certain other parties.

Borrowings under the Senior Bridge Loan Credit Agreement bear interest at the London Interbank Offered Rate, or LIBOR, in effect from time to time (determined in accordance with the Senior Bridge Loan Credit Agreement) plus a margin of 4.5%, which will increase by an additional 50 basis points six months from February 4, 2008, and will increase an additional 50 basis points for each additional consecutive three-month period thereafter up to a maximum interest rate of 11.25% per annum.

Borrowings under the PIK Election Bridge Loan Credit Agreement bear interest at the LIBOR rate in effect from time to time (determined in accordance with the PIK Election Bridge Loan Credit Agreement) plus a margin of 4.75%, which will increase by an additional 50 basis points six months from February 4, 2008, and will increase an additional 50 basis points for each additional consecutive three-month period thereafter up to a maximum interest rate of 11.5% per annum. In addition, for any interest period through February 4, 2013, the borrower may, at its option, elect to pay interest on the loan under the PIK Election Bridge Loan Credit Agreement (a) entirely in cash, (b) entirely in payment-in-kind interest, referred to as PIK Interest, or (c) 50% in cash and 50% as PIK Interest. If so elected by the borrower, the applicable PIK Interest rate will be the cash pay interest rate in effect during the interest period plus 100 basis points. In no event will such PIK Interest rate exceed 12.5% per annum. Any PIK Interest will be applied to increase the outstanding principal amount of the loans then outstanding under the PIK Election Bridge Loan Credit Agreement.

The Company (following assignment of the Bridge Loan Credit Agreements to Intelsat Bermuda as described below) has elected to pay interest under the PIK Election Bridge Loan Credit Agreement entirely in PIK Interest from the issue date to the interest period ending August 4, 2008.

On February 4, 2008, promptly after the consummation of the New Sponsors Acquisition, Intelsat Bermuda, a wholly-owned subsidiary of the Company, transferred certain of its assets (including all of its direct and indirect ownership interests in Intermediate Holdco and Intelsat Corp) and certain of its liabilities and obligations (including its 9 1/4% Senior Notes due 2016, 11 1/4 % Senior Notes due 2016, Floating Rate Senior Notes due 2013, Floating Rate Senior Notes due 2015, and its senior unsecured credit facility) to a newly formed direct wholly-owned subsidiary, Intelsat Jackson, pursuant to an Assignment and Assumption Agreement. Following that transfer, referred to as the Intelsat Bermuda Transfer, Intelsat Jackson became the owner of all of Intelsat Bermuda’s existing assets and the obligor with respect to all of Intelsat Bermuda’s existing liabilities and obligations, and Intelsat Bermuda no longer had any rights or obligations with respect to such assets and liabilities.

Immediately after the consummation of the Intelsat Bermuda Transfer, Serafina assigned, referred to as the Serafina Assignment, certain of its assets and liabilities to Intelsat Bermuda, including Serafina’s rights and obligations under, the Bridge Loan Credit Agreements and a commitment letter, dated as of June 19, 2007,

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2008

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

On January 25, 2008, Intelsat Sub Holdco, an indirect wholly-owned subsidiary of the Company, entered into Amendment No. 3 to its Credit Agreement, referred to as the Sub Holdco Credit Agreement, which became effective upon the consummation of the New Sponsors Acquisition and amended and modified the Sub Holdco Credit Agreement to, among other things:

(a)	change the applicable margin (i) on Above Bank Rate, or ABR, loans under the Tranche B Term Loan, revolving credit loan and swing line loan facilities to a rate of 1.5% per annum and (ii) on LIBOR loans under the Tranche B Term Loan, revolving credit loan and swing line loan facilities to a rate of 2.5% per annum;

(b)	reduce the size of the revolving facility by $50.0 million and add a $50.0 million incremental revolving credit facility provision;

(c)	add language requiring the payment of a prepayment premium for prepayments of term loans prior to February 4, 2010;

(d)	make certain changes permitting the New Sponsors Acquisition;

(e)	add a financial maintenance covenant requiring compliance with a Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Sub Holdco Credit Agreement) of less than or equal to 1.5 to 1.0; and

(f)	appoint Credit Suisse, Cayman Islands Branch as successor administrative agent.

On January 25, 2008, Intelsat Corp, an indirect wholly-owned subsidiary of the Company, entered into Amendment No. 2 to its Amended and Restated Credit Agreement, referred to as the Intelsat Corp Amended and Restated Credit Agreement, which became effective upon the consummation of the New Sponsors Acquisition and amended and modified the Intelsat Corp Amended and Restated Credit Agreement to, among other things:

(a)	change the applicable margin (i) on ABR loans that are term loans to a rate of 1.5% per annum, (ii) on LIBOR loans that are term loans to a rate of 2.5% per annum, (iii) on ABR loans that are revolving credit loans or swing line loans to a rate of between 1.875% and 1.500%, and (iv) on LIBOR loans that are revolving credit loans or swing line loans to a rate of between 2.875% and 2.500%;

(b)	reduce the size of the revolving facility by $75.0 million and add a $75.0 million incremental revolving credit facility provision;

(c)	add language requiring the payment of a prepayment premium for prepayments of term loans prior to February 4, 2011 (with respect to Tranche B-2-A Term Loans) or February 14, 2010 (with respect to Tranche B-2-B Term Loans);

(d)	make certain changes permitting the New Sponsors Acquisition;

(e)	add a financial maintenance covenant requiring compliance with a Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Intelsat Corp Amended and Restated Credit Agreement) of less than or equal to 4.5 to 1.0; and

(f)	appoint Credit Suisse, Cayman Islands Branch as successor administrative agent.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

On February 4, 2008, in connection with the New Sponsors Acquisition, Intelsat Corp also executed a Joinder Agreement by and among Intelsat Corp, Credit Suisse, Cayman Islands Branch, Bank of America, N.A., and Morgan Stanley Senior Funding, Inc., as Lenders and Credit Suisse, Cayman Islands Branch, as administrative agent, to the Intelsat Corp Amended and Restated Credit Agreement pursuant to which it incurred an additional $150.0 million in aggregate principal amount of Tranche B-2 Term Loans. Intelsat Corp used these funds to repay a $150.0 million borrowing it made under the revolving credit facility of its senior secured credit facilities to repay its 6 3/8% Senior Secured Notes at maturity on January 15, 2008.

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

The consummation of the New Sponsors Acquisition resulted in a change of control under the indentures governing certain of the Company’s outstanding series of notes, giving the holders of those notes the right to require the Company to repurchase those notes at 101% of their principal amount, plus accrued interest to the date of repurchase. Additionally, the consummation of the New Sponsors Acquisition resulted in a change of control under Intelsat Jackson’s $1.0 billion Senior Unsecured Credit Agreement dated as of February 2, 2007, referred to as the Intelsat Jackson Unsecured Credit Agreement, giving the holders of the term loans outstanding thereunder the right to require the repayment of the term loans at 101% of their principal amount, plus accrued interest to the date of repayment.

On March 5, 2008, Intelsat Sub Holdco offered to purchase for cash any and all of its outstanding 8 1/4% Senior Notes due 2013 (the “2013 Sub Holdco Notes”) and 8 5/8% Senior Notes due 2015 (the “2015 Sub Holdco Notes”) in each case at a purchase price of 101% of the principal amount of such notes plus accrued interest to the date of repurchase. On May 2, 2008, Intelsat Sub Holdco completed the repurchase of $874.6 million principal amount of its outstanding 2013 Sub Holdco Notes and $674.3 million principal amount of its outstanding 2015 Sub Holdco Notes. Intelsat Sub Holdco financed the repurchase of the 2013 Sub Holdco Notes and 2015 Sub Holdco Notes through borrowings under an $883.3 million term loan due 2013 pursuant to a new 8 1/2% Senior Unsecured Credit Agreement, referred to as the 2013 Unsecured Credit Agreement, and a $681.0 million term loan due 2015 pursuant to a new 8 7/8% Senior Unsecured Credit Agreement, referred to as the 2015 Unsecured Credit Agreement, respectively.

Also on March 5, 2008, the Company’s indirect wholly-owned subsidiary, Intelsat Corp, offered to purchase for cash any and all of its outstanding 9% Senior Notes due 2014 (the “2014 Corp Notes”) and 9% Senior Notes due 2016 (the “2016 Corp Notes”) in each case at a purchase price of 101% of the principal amount of such notes plus accrued interest to the date of repurchase. On May 2, 2008, Intelsat Corp completed the repurchase of $651.6 million principal amount of its outstanding 2014 Corp Notes and $575.0 million principal amount of its outstanding 2016 Corp Notes. Intelsat Corp financed the repurchase of the 2014 Corp Notes and the 2016 Corp Notes through borrowings under a $658.1 million term loan due 2014 pursuant to a new 9 1/4% Senior Unsecured Credit Agreement, referred to as the 2014 Unsecured Credit Agreement, and a $580.7 million term loan due 2016 pursuant to a new 9 1/4% Senior Unsecured Credit Agreement, referred to as the 2016 Unsecured Credit Agreement, respectively.

On April 4, 2008, Intermediate Holdco offered to purchase for cash any and all of its outstanding 9 1/4% Senior Discount Notes due 2015 (the “2015 Discount Notes”) at a purchase price of 101% of the accreted value

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

of the notes as of June 3, 2008. The offer to purchase the 2015 Discount Notes, referred to as the Intermediate Holdco Change of Control Offer, expires on May 29, 2008 and all 2015 Discount Notes validly tendered and not withdrawn will be repurchased on June 3, 2008. In addition, on May 2, 2008, Intelsat Jackson offered to purchase for cash any and all of its outstanding 9 1/4% Senior Notes due 2016 (the “Jackson Guaranteed Notes”) and 11 1/ 4% Senior Notes due 2016 (the “Jackson Non-Guaranteed Notes”) in each case at a purchase price of 101% of the principal amount of such notes plus accrued interest to the date of repurchase. This change of control offer expires on June 26, 2008 and all Jackson Guaranteed Notes and Jackson Non-Guaranteed Notes validly tendered and not withdrawn will be repurchased on July 1, 2008. Intelsat Jackson also offered to repay any and all of the outstanding loans under the Intelsat Jackson Unsecured Credit Agreement at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repayment. This change of control offer expires on June 30, 2008 and all loans for which a lender elects prepayment will be repaid on July 1, 2008. The offer to purchase the Jackson Guaranteed Notes and the Jackson Non-Guaranteed Notes and the offer to repay the outstanding loans under the Intelsat Jackson Unsecured Credit Agreement are referred to collectively as the Jackson Change of Control Offers.

Pursuant to the terms of the Financing Commitment Letter, as amended, which was assigned to Intelsat Bermuda by Serafina in the Serafina Assignment, the financial institutions party thereto committed to extend credit to finance the Intermediate Holdco Change of Control Offer and the Jackson Change of Control Offers.

On February 4, 2008, the Intelsat Bermuda and Intelsat Sub Holdco monitoring fee agreements with the Former Sponsors were terminated immediately upon the closing of the New Sponsors Acquisition. Intelsat Bermuda entered into a new monitoring fee agreement, referred to as the 2008 MFA, with BC Partners and Silver Lake Management Company III, L.L.C., collectively referred to as the 2008 MFA parties, pursuant to which the 2008 MFA parties provide certain monitoring, advisory and consulting services to Intelsat Bermuda. Pursuant to the 2008 MFA, Intelsat Bermuda is obligated to pay an annual fee equal to the greater of $6.25 million or 1.25% of Adjusted EBITDA, as defined in the Senior Bridge Loan Credit Agreement, and to reimburse the 2008 MFA parties for their out-of-pocket expenses. Intelsat Bermuda also agreed to indemnify the 2008 MFA parties and their directors, officers, employees, agents and representatives for losses relating to the services contemplated by the 2008 MFA.

In connection with the completion of the New Sponsors Acquisition Transactions, the Company recorded approximately $313.1 million of transaction costs within restructuring and transaction costs in its condensed consolidated statements of operations during the predecessor period January 1, 2008 to January 31, 2008. These costs included approximately $197.2 million of costs associated with the repurchase or cancellation of restricted shares and share-based compensation agreements (“SCAs”) upon consummation of the New Sponsors Acquisition, an advisory service fee of $60.0 million paid to the 2008 MFA parties, and $55.3 million in professional fees.

The New Sponsors Acquisition was accounted for by Intelsat Holdings under the purchase method of accounting in accordance with SFAS 141. As a result, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. In accordance with Topic 5J of the codified SEC Staff Accounting Bulletins, the preliminary purchase accounting adjustments have been “pushed down” and recorded in the Company’s condensed consolidated financial statements and have resulted in a new basis of accounting for the “successor” period beginning after the consummation of the New Sponsors Acquisition. Determining fair values required the Company to make significant estimates and assumptions which may be revised as additional information becomes available. In

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

order to develop estimates of fair values, the Company considered the following generally accepted valuation approaches: the cost approach, the income approach and the market approach. The Company’s estimates included assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends. Any final adjustments may change the allocation of the purchase price, which could affect the fair value assigned to the assets acquired and liabilities assumed and could result in a material change.

The values of the assets acquired and liabilities assumed have been based on a purchase price which was calculated as follows:

Cash paid	$5,023,677
Transaction costs	17,288

Purchase price	5,040,965
Net liabilities of Intelsat Holdings assumed	14,827

Purchase price allocated to Intelsat, Ltd.	$5,055,792

A reconciliation of the purchase price adjustments recorded in connection with the New Sponsors Acquisition, including the effects of the push-down accounting and the Serafina Assignment, is presented below:

	Predecessor Entity	Transaction Adjustments		Successor Entity
	As of January 31, 2008			As of February 1, 2008
	(in thousands)
ASSETS
Current assets	$838,890	$1,115,944	(1)	$1,954,834
Satellites and other property and equipment, net	4,551,599	1,022,788		5,574,387
Goodwill	3,900,193	2,823,114		6,723,307
Non-amortizable intangible assets	1,676,600	1,606,800		3,283,400
Amortizable intangible assets, net	683,697	586,783		1,270,480
Other assets	351,909	97,802	(2)	449,711

Total assets	$12,002,888	$7,253,231		$19,256,119

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current portion of long-term debt	$85,515	$—		$85,515
Other current liabilities	622,081	(110,224	)(2)	511,857

Total current liabilities	707,596	(110,224)		597,372
Long-term debt, net of current portion	11,163,972	4,696,902	(2)	15,860,874
Deferred income taxes	400,832	345,804		746,636
Other non-current liabilities	569,033	28,932		597,965

Total liabilities	12,841,433	4,961,414		17,802,847
Total shareholder’s equity (deficit)	(838,545)	2,291,817		1,453,272

Total liabilities and shareholder’s equity (deficit)	$12,002,888	$7,253,231		$19,256,119

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

(1)	Includes $1.1 billion in cash and other assets received upon consummation of the New Sponsors Acquisition Transactions.

(2)	Includes the effects of the Serafina Assignment.

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

At the closing of the acquisition of the Company by Intelsat Holdings on January 28, 2005 (referred to, together with related transactions, as the “2005 Acquisition Transactions”), all outstanding awards under the 2001 Plan vested, in the money awards were cashed out, and all other awards were cancelled. All outstanding awards made under the 2004 Plan were cancelled and unvested awards were converted into deferred compensation accounts. The opening balance for each deferred compensation account was the excess of $18.75 per share over the exercise price of the relevant award made under the 2004 Plan. Generally, deferred compensation plus interest was payable to employees in accordance with vesting schedules in the original 2004 Plan awards, and unvested amounts were forfeited upon employee termination. Following the conversion to deferred compensation, the Company recorded compensation expense over the vesting period, including $0.8 million for the three months ended March 31, 2007. No expense was recorded in 2008 as all amounts were fully vested as of June 2007.

(b) 2005 Share Plan

The board of directors of Intelsat Holdings adopted the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”) with an effective date of January 28, 2005, pursuant to which up to 1,300,000 ordinary shares were reserved for grants to employees and directors of Intelsat Holdings and its direct and indirect subsidiaries. The 2005 Share Plan permitted granting of awards in the form of incentive share options, nonqualified share options, restricted shares, restricted share units, share appreciation rights, phantom shares and performance awards. In conjunction with the 2005 Acquisition Transactions, 928,978 restricted shares were awarded, of which 725,282 were awarded to executive officers under employment agreements. These shares were subject to transfer, vesting and other restrictions as set forth in the applicable employment agreements. A portion of these restricted shares generally vested over 60 months, subject to the executive’s continued employment with the Company. The vesting of certain of the shares awarded was also subject to the meeting of certain performance criteria similar in nature to the performance criteria described below.

The remaining restricted shares that were awarded were to other employees pursuant to restricted share agreements. These restricted share agreements included transfer and other restrictions, and provide for vesting principally as follows: 50% of the shares awarded are time vesting shares, with 7/60 of the time vesting shares vesting on August 1, 2005 and the remainder of the time vesting shares vesting in fifty-three equal monthly installments of 1/60 of the shares per month beginning September 1, 2005; and the remaining 50% of such

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

restricted shares awarded were performance shares that were to vest if and when, prior to the eighth anniversary of January 28, 2005, the Investors, as defined in the 2005 Share Plan, received a cumulative total return between 2.5 to 3 times the amounts invested by the Investors. Outstanding performance shares not vested by the eighth anniversary of their award would be forfeited.

Recipients of awards who terminated employment with Intelsat Holdings or its subsidiaries would forfeit unvested shares awarded, except that performance shares would remain outstanding for 180 days and would vest if performance vesting criteria were met within 180 days following termination without cause. Additionally, the restricted share agreements had certain repurchase features which provided that if an employee were terminated without cause or upon death or disability, Intelsat Holdings had the right for two years to repurchase any vested shares at fair value as determined on the termination date. In the event an employee resigned, Intelsat Holdings’ repurchase right for vested shares would be at a price of the lesser of fair value or $2.15 per share.

Prior to the completion of the New Sponsors Acquisition, the Company had determined that the fair value of a restricted share was limited to $2.15 unless it was probable that an employee would be terminated without cause. The Company recorded compensation expense for the time vesting restricted shares over the five-year vesting period based on the intrinsic value (which equaled fair value) at the date of the grant of $2.15 per share. Since awards made consisted of shares of the Company’s parent, Intelsat Holdings, compensation costs for vested awards and the cost to repurchase shares were reflected as capital contributions in the form of “liabilities assumed by parent” in the Company’s condensed consolidated financial statements. Due to certain repurchase features in the 2005 Share Plan, the restricted share grants were classified as a liability of the Company’s parent, Intelsat Holdings.

Upon consummation of the New Sponsors Acquisition on February 4, 2008, all outstanding restricted performance shares under the 2005 Share Plan vested. Vested restricted shares (including time and performance vesting shares) were purchased at approximately $400 per share (the per share price specified in the BC Share Purchase Agreement). In connection with the vesting and modification of these awards upon the consummation of the acquisition, the Company recorded compensation expense of approximately $148.9 million in the predecessor period January 1, 2008 to January 31, 2008. In connection with the New Sponsors Acquisition, all unvested shares were exchanged for an equivalent value of unvested shares of Serafina Holdings (“exchange shares”) at a fair value of $100.00 per share. These exchange share grants continue to be classified as a liability of the Company’s parent due to certain repurchase features in the 2005 Share Plan. In addition, the vesting periods associated with the unvested Intelsat Holdings restricted shares continued. During the successor period February 1, 2008 to March 31, 2008, the Company recorded compensation expense of approximately $2.2 million related to the exchange shares.

A summary of the changes in Intelsat Holdings’ non-vested restricted shares during the predecessor period January 1 through January 31, 2008 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted shares:
Non-vested restricted shares outstanding as of January 1, 2008	334,145	$2.15
Vested January 1 through January 31, 2008	(260,720)	$2.15

Total non-vested restricted shares at January 31, 2008	73,425	$2.15

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

A summary of the changes in Serafina Holdings non-vested shares during the successor period February 1 through March 31, 2008 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted shares:
Non-vested restricted shares outstanding as of February 1, 2008	293,926	$100.00
Vested February 1 through March 31, 2008	(21,905)	$100.00

Total non-vested restricted shares at March 31, 2008	272,021	$100.00

The non-vested restricted shares have a remaining weighted-average vesting period of 22 months.

(c) Share-Based Compensation Arrangements Under the 2005 Share Plan

During 2006 and 2007, Intelsat Holdings entered into SCAs with selected employees of Intelsat Holdings and its direct and indirect subsidiaries under the 2005 Share Plan, which would permit such employees to purchase Intelsat Holdings common shares. These SCAs vested over time and were subject to continued employment through each applicable vesting date. The vesting of these SCAs was to accelerate in the event of the occurrence of both a change in control and a termination without cause (each as defined in the 2005 Share Plan) of the relevant employee.

Any common shares held by employees as a result of the exercise of SCAs could be repurchased by Intelsat Holdings and any outstanding but unexercised SCAs could be cancelled at any time after termination of employment. Shares issued as a result of the exercise of SCAs could be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enabled the Company to recover the shares without transferring any appreciation in value if the employee were to terminate voluntarily, the SCAs were not deemed to be granted under SFAS No. 123R, Share-Based Payment (“SFAS 123R”). The repurchase features provided that if an employee were to be terminated without cause or upon death or disability, Intelsat Holdings would have the right for two years to repurchase any vested shares at fair value as determined on the termination date.

In connection with Intelsat Bermuda’s July 3, 2006 acquisition of PanAmSat Holdco (referred to, together with related transactions, as the “PanAmSat Acquisition Transactions”), two executives of Intelsat Corp prior to July 3, 2006 who held options to purchase common stock of PanAmSat Holdco rolled over such options by entering into SCAs to purchase Intelsat Holdings common shares. While the rollover adjusted the exercise price and number of applicable shares covered, the vesting period associated with the previous PanAmSat Holdco stock options continued, and the SCAs were to vest in annual installments through August 2009. In the case of one of the executives, the SCA was deemed a grant of options to purchase Intelsat Holdings common shares under SFAS 123R.

The Company granted 54,702 new SCAs to one of the executives at an exercise price of $243.00 per share and 9,174 rollover options at an exercise price of $25.00 per share. These options had a weighted average fair value at the date of grant of $9.9 million, of which $1.2 million was recorded as compensation expense during the three months ended March 31, 2007. The fair value of the options was determined using the Black-Scholes

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

option pricing model, and the Company’s assumptions included a five-year term, volatility of 65.1% (based on industry competitors), a risk-free interest rate of 5.08%, no dividend yield and a fair value of Intelsat Holdings’ shares of $243.00 per share.

In connection with the New Sponsors Acquisition, vesting in SCAs issued under the 2005 Share Plan doubled at consummation of the transaction if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price of each share. In connection with the vesting and cancellation of these awards, the Company recorded expense of approximately $47.6 million in the predecessor period January 1, 2008 to January 31, 2008. The remaining unvested SCAs were rolled over into new options of Serafina Holdings, but continue to be subject to the same repurchase feature as discussed above and thus continue to be deemed not granted under SFAS 123R.

(d) Deferred Compensation Plan and Supplemental Savings Plan

Intelsat Corp had a Deferred Compensation Plan and a Supplemental Savings Plan for eligible employees. Under both plans, executives and other highly compensated employees were entitled to defer a portion of their compensation to future years. In connection with the PanAmSat Acquisition Transactions, Intelsat Corp terminated both the Supplemental Savings Plan and the Deferred Compensation Plan immediately before the closing of the PanAmSat Acquisition Transactions on July 3, 2006. The remaining payments of $6.2 million were made to participants of the plans during the three months ended March 31, 2007.

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

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2008

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

Adoption of SFAS 158. On December 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of the plan assets and the projected benefit obligations) of its pension and other postretirement benefits in the December 31, 2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of income taxes. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial gains/losses and unrecognized prior service costs/credits, both of which were previously netted against the plan’s funded status in the Company’s consolidated balance sheets pursuant to SFAS 87 and SFAS 106. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of accumulated other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158. Changes in fair value of plan assets and benefit obligations arising during 2008 are recognized in accumulated other comprehensive income (loss).

On January 1, 2008 the Company adopted the measurement provisions of SFAS 158 utilizing a 15 month model for transition. Accordingly, the Company used its September 30, 2007 valuation to project 15 months of net periodic benefit cost and recognized 3/15ths, or $0.5 million (net of tax), of such costs as an adjustment to accumulated deficit in January 2008.

Net periodic pension benefit included the following components for the three months ended March 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to March 31, 2008:

	Pension Benefits
	Predecessor Entity		Successor Entity
	Three Months Ended March 31, 2007	Period January 1 to January 31, 2008	Period February 1 to March 31, 2008
Service cost	$809	$217	$414
Interest cost	4,440	1,621	3,376
Expected return on plan assets	(5,890)	(2,014)	(3,850)
Amortization of unrecognized prior service cost	(98)	(26)	—
Amortization of unrecognized net loss	—	18	—

Total benefit	$(739)	$(184)	$(60)

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Net periodic other postretirement benefits costs included the following components for the three months ended March 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to March 31, 2008:

	Pension Benefits
	Predecessor Entity		Successor Entity
	Three Months Ended March 31, 2007	Period January 1 to January 31, 2008	Period February 1 to March 31, 2008
Service cost	$394	$83	$155
Interest cost	1,060	387	831
Amortization of unrecognized net gain	(24)	(24)	—
Amortization of unrecognized prior service cost	—	10	—

Total costs	$1,430	$456	$986

The effect of the New Sponsors Acquisition and the allocation of the purchase price to the individual assets acquired and liabilities assumed was an increase to the projected benefit obligation of $43.2 million. Additionally, all previously existing net gain or loss, prior service cost or credits recognized in accumulated other comprehensive income (loss) were eliminated in purchase accounting (see Note 2 – Acquisition).

(b) Other Retirement Plans

The Company maintains two defined contribution retirement plans, qualified under the provisions of Section 401(k) of the Internal Revenue Code, for its employees in the United States. One plan is for Intelsat employees who were hired before July 19, 2001 or otherwise participate in the Supplemental Retirement Income Plan (the “SRIP”) and the other plan is for Intelsat employees hired on or after July 19, 2001, the Retirement Savings Plan (the “RSP”). Each employee participating in the SRIP or RSP is eligible to contribute, on a tax deferred basis and on an after-tax basis, up to 100% of eligible earnings, subject to regulatory limits. The Company matches 50% of employee contributions up to 2% of eligible earnings for participants in the SRIP, and 100% of employee contributions up to 5% of eligible earnings for participants in the RSP. Additionally, the Company provides a discretionary contribution based on performance against pre-defined metrics of between 0% and 4% of eligible earnings for employees participating in the SRIP or the RSP and a fixed contribution of 2% of eligible earnings for participants in the RSP, all subject to regulatory limits. The Company recognized compensation expense for these plans of $1.5 million, $0.5 million, and $1.2 million for the three months ended March 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to March 31, 2008, respectively. Intelsat also maintains an unfunded deferred compensation plan for executives; however, benefit accruals under the plan were discontinued during 2001. Intelsat maintains other defined contribution retirement plans in several non-U.S. jurisdictions.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 5    Receivables

Receivables were comprised of the following:

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of March 31, 2008
Service charges:
Billed	$312,665	$304,621
Unbilled	26,899	23,151
Other	9,817	2,457
Allowance for doubtful accounts	(32,788)	(31,635)

Total	$316,593	$298,594

Unbilled satellite utilization charges represent amounts earned and accrued as receivables from customers for their usage of the Intelsat satellite system prior to the end of the period. Unbilled service charges are expected to be billed and collected within twelve months of the respective balance sheet date. Other receivables as of December 31, 2007 and March 31, 2008 include $7.1 million and $0.2 million, respectively, of receivables due from the Company’s parent, Intelsat Holdings.

Note 6    Satellites and Other Property and Equipment

(a) Satellites and Other Property and Equipment

Satellites and other property and equipment, including a satellite utilized under a capital lease agreement, were comprised of the following:

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of March 31, 2008
Satellites and launch vehicles	$5,578,114	$5,077,947
Information systems and ground segment	542,957	300,820
Buildings and other	267,735	259,701

Total cost	6,388,806	5,638,468
Less: accumulated depreciation	(1,802,458)	(115,881)

Total	$4,586,348	$5,522,587

Satellites and other property and equipment as of December 31, 2007 and March 31, 2008 included construction-in-progress of $681.1 million and $763.7 million, respectively. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $11.7 million, $4.7 million and $11.2 million were capitalized for the three months ended March 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to March 31, 2008, respectively. The satellite under capital lease had a net book value of $9.3 million and $7.7 million as of December 31, 2007 and March 31, 2008, respectively. Carrying amounts as of March 31, 2008 reflect the fair value adjustments recorded in connection with the New Sponsors Acquisition (see Note 2 – Acquisition).

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2008

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

Note 7    Investments

(a) WildBlue Communications, Inc

The Company has an ownership interest of approximately 28.8% in WildBlue Communications, Inc., referred to as WildBlue, a company offering broadband Internet access services in the continental United States via satellite. The Company accounts for its investment using the equity method of accounting. Intelsat’s share of losses of WildBlue is included in other income (expense), net in the accompanying condensed consolidated statements of operations and was $7.4 million for the three months ended March 31, 2007. As of December 31, 2007 and January 31, 2008, cumulative equity losses exceeded the investment, and as a result, the investment balance was zero and no additional losses from WildBlue were recognized. Further, because of a history of operating and on-going losses at WildBlue, the investment was determined to have no value in connection with the allocation of the purchase price from the New Sponsors Acquisition and remained at zero at March 31, 2008.

(b) Horizons-1 and Horizons-2

As a result of the PanAmSat Acquisition Transactions, the Company has a joint venture with JSAT, a leading satellite operator in the Asia-Pacific region. The joint venture is named Horizons Satellite Holdings, LLC, and consists of two investments: Horizons-1 and Horizons-2.

Horizons-1 owns and operates the Ku-band portion of the Horizons-1 satellite in the fixed satellite services sector, offering service to customers in the Asia-Pacific region. The Company accounts for its investment using the equity method of accounting. The Company’s share of results of Horizons-1 is included in other income (expense), net in the accompanying condensed consolidated statements of operations and was a gain of $0.1 million, $0.02 million and $0.1 million for the three months ended March 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to March 31, 2008, respectively. The investment balance of $19.1 million and $18.6 million as of December 31, 2007 and March 31, 2008, respectively, was included within other assets in the accompanying condensed consolidated balance sheets. The investment balance was reduced by $0.5 million as a result of the fair value adjustment recorded in connection with the preliminary allocation of the purchase price for the New Sponsors Acquisition (see Note 2 –Acquisition).

On August 1, 2005, Intelsat Corp formed a second satellite joint investment with JSAT International (“JSAT”) that built and launched a Ku-band satellite in December 2007 to operate at 74.05 degrees west longitude, referred to as Horizons–2. The Horizons-2 satellite entered into service in February 2008. The satellite will support digital video, high-definition television and IP-based content distribution networks to broadband Internet and satellite news gathering services in the United States. The total future joint investment in Horizons-2 is expected to be $193.1 million as of March 31, 2008, of which each of the joint venture partners is required to fund their 50% share beginning in March 2008. In connection with its investment in Horizons-2, in August 2005, the Company entered into a capital contribution and subscription agreement, which requires it to fund its 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

agreement, the Company made a contribution of $3.6 million in March 2008. The Company has entered into a security and pledge agreement with the lender and pursuant to this agreement, granted a security interest in its contribution obligation to the lender. Therefore, the Company has recorded this obligation as an indirect guarantee in accordance with FASB Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company’s investment is being accounted for using the equity method. As of December 31, 2007 and March 31, 2008, the investment balance of $83.0 million and $80.5 million, respectively, was included within other assets and the Company has recorded a liability of $83.0 million and $76.9 million as of December 31, 2007 and March 31, 2008, respectively, included within other long-term liabilities in the condensed consolidated balance sheets in relation to the future funding of this investment in Horizons-2. In connection with the preliminary allocation of the purchase price for the New Sponsors Acquisition there was no adjustment to the investment balance or the liability balance related to the Company’s investment in Horizons-2 (see Note 2 – Acquisition).

The Company also provides certain services to the joint venture and utilizes capacity from the joint venture (see Note 15(e) – Related Party Transactions).

Note 8    Goodwill and Other Intangible Assets

As discussed in Note 2 – Acquisition, in connection with the New Sponsors Acquisition, a preliminary allocation of the purchase price was performed using information available at the time and was based on estimates of fair values of the assets acquired and liabilities assumed, including revaluation of the Company’s intangible assets.

The carrying amounts of goodwill and acquired intangible assets not subject to amortization consisted of the following:

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of March 31, 2008
Goodwill	$3,900,193	$6,723,307
Tradename	$30,000	$70,400
Orbital locations	$1,646,600	$3,213,000

The carrying amounts and accumulated amortization of acquired intangible assets subject to amortization consisted of the following:

	Predecessor Entity			Successor Entity
	As of December 31, 2007			As of March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$591,400	$(137,822)	$453,578	$738,040	$(26,113)	$711,927
Customer relationships	283,988	(52,430)	231,558	529,740	(1,463)	528,277
Technology	10,000	(3,646)	6,354	2,700	(222)	2,478

Total	$885,388	$(193,898)	$691,490	$1,270,480	$(27,798)	$1,242,682

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

The difference between gross carrying amounts at December 31, 2007 and March 31, 2008 is due to fair value adjustments recorded in connection with the New Sponsors Acquisition (see Note 2 – Acquisition).

Intangible assets are amortized based on the expected pattern of consumption. As of March 31, 2008, backlog and other, customer relationships and technology had weighted average useful lives of 4 years, 13 years and 1 year, respectively. The Company recorded amortization expense of $23.4 million, $7.8 million and $27.8 million for the three months ended March 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to March 31, 2008, respectively.

Note 9    Long-Term Debt

The carrying amounts of notes payable and long-term debt were as follows:

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of March 31, 2008
Intelsat, Ltd.:
6.5% Senior Notes due November 2013	$700,000	$700,000
Unamortized discount on 6.5% Senior Notes	(88,035)	(237,110)
7.625% Senior Notes due April 2012	600,000	600,000
Unamortized discount on 7.625% Senior Notes	(38,422)	(138,693)
5.25% Senior Notes due November 2008	400,000	—
Unamortized discount on 5.25% Senior Notes	(6,188)	—

Total Intelsat, Ltd. obligations	1,567,355	924,197

Intelsat Bermuda:
Senior Unsecured Bridge Loan	—	2,805,000
Senior Unsecured PIK Election Bridge Loan	—	2,155,000
Floating Rate Senior Notes due June 2013	260,000	—
11.25% Senior Notes due June 2016	1,330,000	—
9.25% Senior Notes due June 2016	750,000	—
Floating Rate Senior Notes due January 2015	600,000	—
Senior Unsecured Credit Facilities due February 2014	1,000,000	—
Unamortized discount on Senior Unsecured Credit Facilities due 2014	(4,495)	—

Total Intelsat Bermuda obligations	3,935,505	4,960,000

Intelsat Jackson:
11.25% Senior Notes due June 2016	—	1,330,000
Unamortized premium on 11.25% Senior Notes	—	8,278
9.25% Senior Notes due June 2016	—	750,000
Unamortized discount on 9.25% Senior Notes	—	(444)
Senior Unsecured Credit Facilities due February 2014	—	1,000,000

Total Intelsat Jackson obligations	—	3,087,834

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of March 31, 2008
Intermediate Holdco:
9.25% aggregate principal amount at maturity of $478,700 Senior Discount Notes due February 2015	$396,561	$402,521

Total Intermediate Holdco obligations	396,561	402,521

Intelsat Sub Holdco:
8.25% Senior Notes due January 2013	875,000	875,000
Unamortized discount on 8.25% Senior Notes	—	(3,577)
8.625% Senior Notes due January 2015	675,000	675,000
Unamortized discount on 8.625% Senior Notes	—	(1,659)
Senior Secured Credit Facilities, due July 2013	341,303	340,441
Capital lease obligations	12,438	8,183
7% Note payable to Lockheed Martin Corporation due 2011	15,000	10,000

Total Intelsat Sub Holdco obligations	1,918,741	1,903,388

Intelsat Corp:
Senior Secured Credit Facilities, due January 2014	1,618,749	1,764,661
Unamortized discount on Senior Secured Credit Facilities due January 2014	—	(14,658)
Senior Secured Credit Facilities, due July 2012	320,319	311,421
9% Senior Notes due August 2014	656,320	656,320
Unamortized premium (discount) on 9% Senior Notes due 2014	14,980	(6,440)
9% Senior Notes due January 2016	575,000	575,000
Unamortized discount on 9% Senior Notes due 2016	—	(2,837)
6.375% Senior Notes due January 2008	150,000	—
Unamortized discount on 6.375% Senior Notes	(14)	—
6.875% Senior Notes due January 2028	125,000	125,000
Unamortized discount on 6.875% Senior Notes	(13,112)	(25,237)

Total Intelsat Corp obligations	3,447,242	3,383,230

Total Intelsat, Ltd. long-term debt	11,265,404	14,661,170

Less:
Current portion of capital lease obligations	8,708	6,691
Current portion of long-term debt	69,287	78,185

Total current portion	77,995	84,876

Total long-term debt, excluding current portion	$11,187,409	$14,576,294

New Sponsors Acquisition

In connection with the consummation of the New Sponsors Acquisition on February 4, 2008, Intelsat Bermuda assumed certain debt obligations entered into by Serafina to effect the transaction and refinance certain existing debt of Intelsat. The assumed debt obligations consisted of the $2.81 billion Senior Bridge Loan Credit

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Agreement and the $2.15 billion PIK Election Bridge Loan Credit Agreement. The Company used a portion of the net proceeds of the bridge financing to redeem existing senior notes of the Company and its subsidiaries in the aggregate principal amount of $1.26 billion. In addition, the Company entered into amendments and a joinder to its existing credit agreements to facilitate the New Sponsors Acquisition. The New Sponsors Acquisition Transactions included changes in the debt guarantor structure and represented a change of control under various indentures and credit agreements governing the indebtedness of Intelsat Holdings and its subsidiaries that contain change of control provisions (see Note 2 – Acquisition).

In connection with the New Sponsors Acquisition, the Company’s pre-acquisition long-term debt was revalued to fair value as of the effective date of the transaction, resulting in a net decrease of approximately $263.1 million to the carrying value of the debt. This difference between the newly allocated fair value and par value of the debt is being amortized as an increase to interest expense over the remaining term of the related debt. The amortization in the successor period February 1, 2008 to March 31, 2008 increased interest expense by approximately $9.2 million.

Debt Transfer and Repayment

On January 15, 2008, the Company repaid at maturity Intelsat Corp’s $150.0 million of 6 3/8% Senior Notes due 2008 using funds borrowed under the revolving credit facility portion of Intelsat Corp’s senior secured credit facilities. This revolver borrowing was subsequently repaid on February 4, 2008 using funds borrowed under a $150.0 million Incremental Tranche B-2 Term Loan and cash on hand (see Note 2 – Acquisition).

On February 4, 2008, Intelsat Bermuda transferred its debt obligations to Intelsat Jackson (see Note 2 – Acquisition).

During the three months ended March 31, 2008, the Company redeemed $1.26 billion in long-term debt and incurred early redemption premiums of $38.5 million as follows:

•	On February 7, 2008, the Company redeemed Intelsat Jackson’s $260.0 million of Floating Rate Senior Notes due 2013, and incurred an early redemption premium of $18.9 million.

•	On February 7, 2008, the Company redeemed Intelsat Jackson’s $600.0 million of Floating Rate Senior Notes due 2015, and incurred an early redemption premium of $12.0 million.

•	On March 6, 2008, the Company redeemed its $400.0 million of 5 1/4% Senior Notes due 2012, and incurred an early redemption premium of $7.6 million.

The premiums incurred have been included in the fair value of the associated debt as of the date of the New Sponsors Acquisition.

Change of Control Offers

As is discussed in Note 2 – Acquisition, the New Sponsors Acquisition resulted in a change of control under the indentures and credit agreements governing certain of the Company’s outstanding series of notes and loans, giving the holders of those notes and loans the right to require the issuer to repurchase or repay those notes or

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

loans at 101% of their principal amount, plus accrued interest to the date of repurchase or repayment. This provision relates to the 2013 Sub Holdco Notes, the 2015 Sub Holdco Notes, the 2014 Corp Notes, the 2016 Corp Notes, Intermediate Holdco’s 9 1/4% Senior Discount Notes due 2015, Intelsat Jackson’s 9 1/4% Senior Notes due 2016, Intelsat Jackson’s 11 1/4% Senior Notes due 2016 and the Intelsat Jackson $1.0 billion Senior Unsecured Credit Agreement. Each indenture or agreement requires that an offer to repurchase or repay the obligation must be made by the issuer within a stipulated period of time after the date of the change in control and that the repurchase or repayment date of each such change of control offer must be within a stipulated period of time after the date the notice of such change of control offer is mailed to holders of such notes or loans. Therefore, as of the acquisition date, the Company was not able to estimate the amount of debt which would be tendered to the Company for repurchase or repayment as a result of the change in control provisions, and the related premium over the principal amounts that the Company would be required to pay to redeem the debt. However, as this contingency is resolved over the stipulated time periods, the Company will make additional purchase accounting adjustments to reflect the difference between the actual amounts paid by the Company to repurchase or repay the debt (including the related premiums over principal amounts of the debt) and the estimated fair values recorded in connection with the preliminary allocation of the purchase price, which will likely increase goodwill. These adjustments will be recorded at the time the contingency is resolved.

As discussed in Note 2 – Acquisition, on May 2, 2008, Intelsat Sub Holdco completed the repurchase of $874.6 million principal amount of its outstanding 2013 Sub Holdco Notes and $674.3 million principal amount of its outstanding 2015 Sub Holdco Notes, and Intelsat Corp completed the repurchase of $651.6 million principal amount of its outstanding 2014 Corp Notes and $575.0 million principal amount of its outstanding 2016 Corp Notes. Intelsat Sub Holdco and Intelsat Corp financed these repurchases as discussed below.

On May 2, 2008, Intelsat Sub Holdco borrowed an $883.3 million senior unsecured term loan due 2013, referred to as the 2013 Sub Holdco Term Loan, pursuant to the 2013 Unsecured Credit Agreement and a $681.0 million senior unsecured term loan due 2015, referred to as the 2015 Sub Holdco Term Loan, pursuant to the 2015 Unsecured Credit Agreement. The 2013 Sub Holdco Term Loan and the 2015 Sub Holdco Term Loan are referred to collectively as the 2008 Sub Holdco Term Loans. Intelsat Sub Holdco used the proceeds from the 2013 Sub Holdco Term Loan and the 2015 Sub Holdco Term Loan, together with cash on hand, to fund the repurchase of the 2013 Sub Holdco Notes and the 2015 Sub Holdco Notes, respectively, and to pay associated fees and expenses.

The interest rates on the 2013 Sub Holdco Term Loan and the 2015 Sub Holdco Term Loan are fixed at 8 1/2% and 8 7/8%, respectively. Interest on the 2008 Sub Holdco Term Loans is payable semi-annually on January 15 and July 15, commencing on July 15, 2008. Intelsat Sub Holdco may prepay some or all of the 2013 Sub Holdco Term Loan and the 2015 Sub Holdco Term Loan at any time prior to January 15, 2009 and January 15, 2010, respectively, at a price equal to 100% of the principal amount thereof plus the make-whole premium described in the respective credit agreements. Thereafter, Intelsat Sub Holdco may prepay some or all of the 2013 Sub Holdco Term Loan or the 2015 Sub Holdco Term Loan at the applicable prepayment prices set forth in the 2013 Unsecured Credit Agreement and the 2015 Unsecured Credit Agreement, respectively. The 2008 Sub Holdco Term Loans are guaranteed by Intelsat, Ltd., Intelsat Bermuda, Intelsat Jackson, Intermediate Holdco and certain subsidiaries of Intelsat Sub Holdco.

On May 2, 2008, Intelsat Corp borrowed a $658.1 million senior unsecured term loan due 2014, referred to as the 2014 Corp Term Loan, pursuant to the 2014 Unsecured Credit Agreement. Intelsat Corp used the proceeds

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

of the 2014 Corp Term Loan, together with cash on hand, to fund the repurchase of the 2014 Corp Notes and to pay associated fees and expenses. The interest rate on the 2014 Corp Term Loan is fixed at 9 1/4%. Interest on the 2014 Corp Term Loan is payable semi-annually on February 15 and August 15 of each year, beginning on August 15, 2008. Intelsat Corp may prepay some or all of the 2014 Corp Term Loan at any time prior to August 15, 2009, at a price equal to 100% of the principal amount thereof plus the make-whole premium described in the 2014 Unsecured Credit Agreement. Thereafter, Intelsat Corp may prepay some or all of the 2014 Corp Term Loan at the applicable prepayment prices set forth in the 2014 Unsecured Credit Agreement. The 2014 Corp Term Loan is guaranteed by certain U.S. subsidiaries of Intelsat Corp.

On May 2, 2008, Intelsat Corp also borrowed a $580.7 million senior unsecured term loan due 2016, referred to as the 2016 Corp Term Loan, pursuant to the 2016 Unsecured Credit Agreement. The interest rate on the 2016 Term Loan is fixed at 9 1/4%. Intelsat Corp used the proceeds of the 2016 Corp Term Loan, together with cash on hand, to fund the repurchase of the 2016 Corp Notes and to pay associated fees and expenses. Interest on the 2016 Corp Term Loan is payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2008. Intelsat Corp may prepay some or all of the 2016 Corp Term Loan at any time prior to June 15, 2011, at a price equal to 100% of the principal amount thereof plus the make-whole premium described in the 2016 Unsecured Credit Agreement. Thereafter, Intelsat Corp may prepay some or all of the 2016 Corp Term Loan at the applicable prepayment prices set forth in the 2016 Unsecured Credit Agreement. In addition, until June 15, 2009, Intelsat Corp may redeem up to 35% of the 2016 Corp Term Loan with the proceeds of certain equity offerings and capital contributions. The 2016 Corp Term Loan is guaranteed by certain U.S. subsidiaries of Intelsat Corp.

Availability Under the Senior Secured Credit Facilities

As of March 31, 2008, the Company had outstanding letters of credit of $12.1 million and both its revolving credit facilities were undrawn. Under the terms of the credit agreements governing Intelsat Sub Holdco’s and Intelsat Corp’s senior secured credit facilities, Intelsat Sub Holdco and Intelsat Corp had $240.0 million (net of standby letters of credit) and $172.9 million (net of standby letters of credit), respectively, of availability under their senior secured credit facilities.

Note 10    Derivative Instruments and Hedging Activities

Interest Rate Swaps

As of March 31, 2008, the Company held interest rate swaps with an aggregate notional amount of $3.0 billion with maturities ranging from 2010 to 2013. These swaps were entered into as described below to economically hedge the variability in cash flow on a portion of the floating-rate term loans under the Company’s senior secured and unsecured credit facilities, but have not been designated as hedges for accounting purposes. On a quarterly basis, the Company receives a floating rate of interest equal to the three-month LIBOR and pays a fixed rate of interest.

In February 2008, the Company and its subsidiaries entered into five-year interest rate swaps with an effective date of March 14, 2008 to hedge interest expense on an aggregate notional amount of $2.34 billion expected to mature on March 14, 2013. In addition, certain of these swaps contain options covering a notional amount of $717.0 million that would effectively permit us to terminate the underlying swaps on March 14, 2011, prior to the stated maturity of March 14, 2013. If we exercise the options, the cash flows (excluding accrued and unpaid interest) for the underlying swap and those from the options are expected to offset one another.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

The Company’s indirect subsidiary, Intelsat Corp, which was acquired as part of the PanAmSat Acquisition Transactions, entered into a five-year interest rate swap on March 14, 2005 to hedge interest expense on a notional amount of $1.25 billion. On March 14, 2008, under the original terms of the swap agreement, the notional amount was reduced to $625.0 million, at which level it will remain until expiration on March 14, 2010.

The counterparties to such agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swaps, the Company’s exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreement. The Company does not anticipate non-performance by the counterparties.

The fair value of the interest rate swaps reflects the estimated amounts that the Company would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and its current creditworthiness. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. The Company has determined the valuation measurement inputs of these derivative instruments to maximize the use of observable inputs that market participants would use in pricing similar or identical instruments and market data obtained from independent sources, which is readily observable or can be corroborated by observable market data for substantially the full term of the derivative instrument. Further, the valuation measurement inputs minimize the use of unobservable inputs. Accordingly, the Company has classified the derivatives within Level 2 of the SFAS 157 hierarchy framework.

All of these interest rate swaps were undesignated as of March 31, 2008. The agreements have been marked-to-market and the change in the fair value of the agreements is recorded within loss on undesignated interest rate swaps in the Company’s condensed consolidated statements of operations. During the three months ended March 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to March 31, 2008, the net change in the fair value of the interest rate swaps and the related interest, net was $1.8 million, $11.4 million and $31.5 million, respectively.

As of December 31, 2007 and March 31, 2008, $14.2 million and $58.1 million, respectively, was included in other long-term liabilities within the Company’s condensed consolidated balance sheets related to the fair value of the interest rate swaps. On March 31, 2008, the rate we would pay averaged 3.8% and the rate we would receive averaged 2.9%.

Note 11    Income Taxes

The difference in the Company’s tax expense between the three months ended March 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to March 31, 2008 was primarily caused by lower pre-tax book income in 2008 in the Company’s historical U.S. subsidiaries and continued losses in the Company’s Intelsat Holding Corporation subsidiary. Because Bermuda does not currently impose an income tax, Intelsat’s statutory tax rate is zero. The difference between tax expense (benefit) reported in the condensed consolidated statements of operations and tax computed at statutory rates is attributable to the provision for foreign taxes, which were principally in the United States and United Kingdom, as well as withholding taxes on revenue earned in many of the foreign markets.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Tax Contingency

Prior to August 20, 2004, the Company’s subsidiary, Intelsat Corp, joined with The DIRECTV Group and General Motors Corporation (“GM”) in filing a consolidated U.S. federal income tax return. In April 2004, Intelsat Corp entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among Intelsat Corp and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify Intelsat Corp for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from Intelsat Corp regarding any liability for the federal or consolidated state or local income taxes of GM and The DIRECTV Group, except those income taxes Intelsat Corp is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corp for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of the PanAmSat recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, Intelsat Corp’s tax exposure after indemnification related to these periods is capped at $15.0 million, of which $4.0 million has been paid to date. The tax separation agreement with The DIRECTV Group was effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates. As of both December 31, 2007 and March 31, 2008, the Company has recorded a tax indemnification receivable related to these periods of $6.8 million.

In December 2007, the Company received a notice of assessment from the income tax officer, New Delhi, for the tax year ended March 31, 2005 (assessment year 2005/2006). The assessment was for approximately $0.5 million. The Company paid the assessment on January 8, 2008. The Company and The DIRECTV Group agreed that the indemnity receivable associated with this assessment is $0.2 million. Once The DIRECTV Group pays the Company this amount, the indemnity with respect to India will be satisfied.

On October 25, 2007, Intelsat Corp was notified by The DIRECTV Group that the IRS had begun a federal income tax return audit for the period beginning December 23, 2003 and ending December 31, 2005. As mentioned above, under the terms of Intelsat Corp’s tax separation agreement with The DIRECTV Group, certain federal income taxes are fully indemnified by The DIRECTV Group for periods through August 20, 2004.

As of December 31, 2007 and March 31, 2008, the Company’s gross unrecognized tax benefits were $62.5 million and $62.9 million respectively (including interest and penalties), of which $24.8 million and $0.3 million, respectively, if recognized, would affect the Company’s effective tax rate.

Note 12    Restructuring and Transaction Costs

The Company’s restructuring and transaction costs include its historical facilities restructuring plans and management-approved restructuring plans to consolidate and integrate the management and operations of Intelsat and PanAmSat Holdco subsequent to consummation of the PanAmSat Acquisition Transactions as well as transaction-related expenses incurred in connection with the New Sponsors Acquisition. Total restructuring and transaction costs were $4.8 million and $313.1 million for the three months ended March 31, 2007 and for the predecessor period January 1, 2008 to January 31, 2008, respectively. No comparable amounts were recorded during the successor period February 1, 2008 to March 31, 2008 (see Note 2 – Acquisition).

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

(a) Facilities Restructuring Plans

The restructuring plan approved subsequent to the consummation of the PanAmSat Acquisition Transactions includes the closure of the PanAmSat former corporate headquarters in Wilton, Connecticut, as well as two other locations in the United States. These costs relate primarily to payments due on existing lease obligations that are expected to be incurred and paid through 2011. PanAmSat Holdco also had recorded liabilities in connection with its 2002 approval of a plan to restructure several of its United States locations and close certain facilities, some of which are currently being leased through 2011. Additionally, in an effort to further streamline operations, during 2004, PanAmSat consolidated its Manhattan Beach, El Segundo and Long Beach, California facilities. A liability of $6.4 million and $5.1 million as of December 31, 2007 and March 31, 2008, respectively, is included in other long-term liabilities in the condensed consolidated balance sheets.

(b) Workforce Restructuring Plan

As part of the consolidation and integration associated with the PanAmSat Acquisition Transactions, the Company approved a workforce restructuring plan. This plan provided for the relocation and/or severance of employees due to planned facility closures. This workforce reduction covered approximately 400 employees. Approximately $4.8 million of operating expenses were recorded in the condensed consolidated statements of operations in relation to this plan during the three months ended March 31, 2007, with no operating expenses recorded in relation to these plans for the predecessor period January 1, 2008 to January 31, 2008 or the successor period February 1, 2008 to March 31, 2008. These costs included employee compensation, benefits, outplacement services, legal services and relocation. A liability of $6.7 million and $2.6 million as of December 31, 2007 and March 31, 2008, respectively, was included in employee related liabilities and other long-term liabilities in the condensed consolidated balance sheets and the remaining liability at March 31, 2008 is expected to be paid during 2008.

The following table summarizes the recorded accruals which are included in employee related liabilities in the condensed consolidated balance sheets, and activity related to the facilities restructuring and workforce restructuring (in millions):

	Facilities Restructuring Plans	Workforce Restructuring Plan	Total
Predecessor entity
Balance at December 31, 2007	$6.4	$6.7	$13.1
Net cash payments	(0.1)	(3.1)	(3.2)

Balance at January 31, 2008	$6.3	$3.6	$9.9

Successor entity
Balance at February 1, 2008	$6.3	$3.6	$9.9
Net cash payments	(0.6)	(1.0)	(1.6)
Other adjustments	(0.6)	—	(0.6)

Balance at March 31, 2008	$5.1	$2.6	$7.7

No additional costs related to the facilities restructuring plans or the workforce restructuring plan are expected to be incurred.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 13    Contingencies

(a) Insurance

As of March 31, 2008, the Company had in effect in-orbit insurance policies covering four satellites with an insured value of $377.9 million and an aggregate net book value of $638.5 million. The Company had 48 uninsured satellites in orbit as of March 31, 2008 with a net book value in the aggregate of $3.7 billion. Of the insured satellites, one was covered by an insurance policy with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure, referred to as Significant Exclusion Policies. The Significant Exclusion Policies reduce the probability of an insurance recovery in the event of a loss on this satellite. Galaxy 13/Horizons-1, which was placed in service in January 2004 and is insured by a policy with an exclusion for XIPS related anomalies, continues to have XIPS available as its primary propulsion system. It also has a bi-propellent fuel system currently in use, with sufficient bi-propellant fuel to maintain station-kept orbit until approximately 2016.

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

(c) LCO Protection

Most of the customer service commitments entered into prior to Intelsat’s privatization in 2001 were transferred to Intelsat pursuant to novation agreements. Certain of these agreements contain provisions, including provisions for lifeline connectivity obligation, referred to as LCO, protection, which constrain Intelsat’s ability to price services in some circumstances. Intelsat’s LCO contracts require the Company to provide customers with the right to renew their service commitments covered by LCO contracts at prices no higher than the prices charged for those services on the privatization date. Under some circumstances, Intelsat may also be required by an LCO contract to reduce the price for a service commitment covered by the contract. LCO protection may continue until July 18, 2013. As of March 31, 2008, Intelsat had approximately $209.0 million of backlog covered by LCO contracts and to date has not been required to reduce prices for its LCO-protected service commitments. There can be no assurance that Intelsat will not be required to reduce prices in the future under its LCO commitments.

(d) Launch Termination Fees

In October 2004, the Company entered into an agreement with Lockheed Martin Commercial Launch Services for the launch of an unspecified future satellite. This agreement provided that the Company may terminate at its option, subject to the payment of a termination fee that is the greater of (a) 50% of the launch service price and accommodation fee paid or due as of the effective date of the termination or (b) $30.0 million. On July 3, 2007, the Company provided authorization to proceed to Lockheed Martin Commercial Launch Services for a launch vehicle that is planned to be utilized by the Company for the launch of the IS-14 satellite. The termination provisions above remain applicable if the Company were to terminate the launch vehicle order.

(e) Other

Boeing Satellite Systems, Inc., formerly Hughes Space and Communications Company, has security interests in certain transponders on the IS-2, IS-3, IS-4 and IS-5 satellites to secure incentive payments owed by the Company pursuant to satellite construction contracts.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 14    Business and Geographic Segment Information

The Company operates in a single industry segment, in which it provides satellite services to its communications customers around the world. Revenue by region is based on the locations of customers to which services are billed. The Company’s satellites are in geosynchronous orbit, and consequently are not attributable to any geographic location. Of the Company’s remaining assets, substantially all are located in the United States. The geographic distribution of Intelsat’s revenue was as follows:

	Predecessor Entity		Successor Entity
	Three Months Ended March 31, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to March 31, 2008
North America	48%	48%	48%
Europe	15%	16%	17%
Africa and Middle East	18%	18%	17%
Latin America and Caribbean	11%	11%	11%
Asia Pacific	8%	7%	7%

Approximately 5%, 7% and 5% of Intelsat’s revenue was derived from its largest customer during the three months ended March 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to March 31, 2008, respectively. The ten largest customers accounted for approximately 23%, 23% and 21% of the Company’s revenue for the three months ended March 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to March 31, 2008, respectively.

For the three months ended March 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to March 31, 2008, revenues were derived from the following services:

	Predecessor Entity				Successor Entity
	Three Months Ended March 31, 2007		Period January 1, 2008 to January 31, 2008		Period February 1, 2008 to March 31, 2008
	(in thousands, except percentages)
Transponder services	$396,644	77%	$146,344	77%	$291,179	76%
Managed services	58,309	11%	23,847	12%	49,961	13%
Channel	43,568	8%	12,525	7%	24,830	7%
Mobile satellite services and other	19,716	4%	7,545	4%	16,447	4%

Total	$518,237	100%	$190,261	100%	$382,417	100%

Note 15    Related Party Transactions

(a) Shareholders Agreements

The shareholders of Intelsat Holdings, including recipients of restricted share awards of Intelsat Holdings, entered into a shareholders agreement relating to Intelsat Holdings on January 28, 2005. The shareholders

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

agreement and the bye-laws of Intelsat Holdings provided, among other things, for the governance of Intelsat Holdings and its subsidiaries and provided specific rights to and limitations upon the holders of Intelsat Holdings’ share capital with respect to shares held by such holders.

The agreement terminated upon the completion of the New Sponsors Acquisition, and the New Sponsors and the shareholders of Serafina Holdings entered into similar shareholders agreements on February 4, 2008.

(b) Monitoring Fee Agreements and Transaction Fees

In connection with the closing of the New Sponsors Acquisition on February 4, 2008, Intelsat Bermuda, a wholly-owned subsidiary of the Company, entered into the 2008 MFA with the 2008 MFA parties pursuant to which the 2008 MFA parties provide certain monitoring, advisory and consulting services to Intelsat Bermuda (see Note 2 – Acquisition).

As payment for certain structuring and advisory services rendered, Intelsat Bermuda also paid and expensed an aggregate transaction and advisory fee of $60.0 million to the 2008 MFA parties upon the closing of the New Sponsors Acquisition.

In connection with the closing of the PanAmSat Acquisition Transactions, Intelsat Bermuda entered into a monitoring fee agreement (the “2006 MFA”) with the Former Sponsors, or affiliates of, or entities advised by, designated by or associated with, the Former Sponsors, as the case may be, referred to collectively as the 2006 MFA parties, pursuant to which the 2006 MFA parties provided certain monitoring, advisory and consulting services with respect to Intelsat Bermuda, PanAmSat Holdco and their respective subsidiaries. In connection with the consummation of the New Sponsors Acquisition, this agreement was terminated. Pursuant to the 2006 MFA, an annual fee equal to the greater of $6.25 million or 1.25% of Intelsat Corp Adjusted EBITDA (as defined in the indenture governing the 2016 Corp Notes) was to be paid, and Intelsat Bermuda reimbursed the 2006 MFA parties for their out-of-pocket expenses. Intelsat recorded expense for services associated with the 2006 MFA of $3.1 million during the three months ended March 31, 2007 and $0.7 million during the predecessor period January 1, 2008 to January 31, 2008.

In connection with the closing of the 2005 Acquisition Transactions, Intelsat Sub Holdco entered into a monitoring fee agreement (the “2005 MFA”) with Intelsat Holdings and the Former Sponsors, or affiliates of, or entities advised by, designated by or associated with, the Former Sponsors, as the case may be (collectively, the “2005 MFA parties”), pursuant to which the 2005 MFA parties provided certain monitoring, advisory and consulting services to Intelsat. In connection with the consummation of the New Sponsors Acquisition, this agreement was terminated. Pursuant to the 2005 MFA, Intelsat Sub Holdco was obligated to pay an annual fee equal to the greater of $6.25 million or 1.25% of adjusted EBITDA as defined in the indenture governing the 2013 Sub Holdco Notes and the 2015 Sub Holdco Notes, and to reimburse the 2005 MFA parties for their out-of-pocket expenses. Intelsat recorded expense for services associated with the 2005 MFA of $3.0 million during the three months ended March 31, 2007 and $1.0 million during the predecessor period January 1, 2008 to January 31, 2008.

(c) Ownership by Management

In connection with and since the closing of the PanAmSat Acquisition Transactions, Intelsat Holdings entered into SCAs under its existing 2005 Share Plan with certain directors, officers and key employees of

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Intelsat Holdings and its subsidiaries. In the aggregate, these arrangements outstanding as of January 31, 2008 provided for the issuance of approximately 4% of the outstanding voting equity of Intelsat Holdings. In addition, upon consummation of the New Sponsors Acquisition on February 4, 2008, all outstanding restricted performance shares under the 2005 Share Plan vested. Vesting in SCAs issued under the 2005 Share Plan doubled at consummation of the New Sponsors Acquisition if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price of each share covered. Vested restricted shares (including time and performance vesting shares) were purchased at approximately $400 per share (the per share price specified in the BC Share Purchase Agreement). In connection with the vesting and modification of these awards upon the consummation of the acquisition, the Company recorded compensation expense of $197.2 million in January 2008 (see Note 2 – Acquisition).

In connection with and since the closing of the New Sponsors Acquisition, Intelsat Global has granted restricted shares and entered into SCAs with certain directors, officers and key employees of Intelsat Global and its subsidiaries. In the aggregate, these shares and arrangements outstanding as of March 31, 2008 provided for the issuance of approximately 3.5% of the voting equity of Intelsat Global on a fully diluted basis.

(d) Sponsor Investment

Apollo Management L.P., one of the Former Sponsors, is the indirect controlling stockholder of Hughes Communications, Inc. and Hughes Network Systems, LLC, referred to as HNS. HNS is one of the Company’s largest network services customers. The Company recorded $26.0 million and $9.5 million of revenue during the three months ended March 31, 2007 and the predecessor period January 1, 2008 to January 31, 2008, respectively, for satellite capacity and other services provided to HNS. The receivable outstanding from HNS as of December 31, 2007 and January 31, 2008 was $12.5 million and $9.8 million, respectively. Two members of the board of directors prior to the New Sponsors Acquisition, Messrs. Africk and Stone, served on the board of directors of Hughes Communications, Inc. and the board of managers of HNS.

(e) Horizons

The Company has a 50% ownership interest in Horizons-1, an investment which is accounted for under the equity method of accounting (see Note 7 – Investments). During the three months ended March 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to March 31, 2008, the Company recorded expenses of $1.0 million, $0.3 million and $0.6 million, respectively, in relation to the utilization of such Ku-band satellite capacity from Horizons-1. Additionally, the Company provides tracking, telemetry and control and administrative services for the Horizons-1 satellite. The Company recorded revenue for these services of $0.2 million, $0.1 million and $0.1 million during the three months ended March 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to March 31, 2008, respectively.

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

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

In connection with its investment in Horizons-2, in August 2005, the Company entered into a capital contribution and subscription agreement, which requires it to fund its 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, the Company made a contribution of $3.6 million in March 2008.

The Company has a revenue share agreement with JSAT related to services sold on the Horizons-1 satellite. The Company recognizes revenue under the JSAT revenue share agreement on a net basis. As a result of this agreement, the Company reduced revenue by $3.8 million, $1.1 million and $2.3 million for the three months ended March 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to March 31, 2008, respectively, for the amounts owed to JSAT. The payable due to JSAT was $2.5 million and $1.6 million as of December 31, 2007 and March 31, 2008, respectively.

The Company has a revenue share agreement with JSAT related to services sold on the Horizons-2 satellite, which went into service in February, 2008. The Company recognizes revenue under the JSAT revenue share agreement on a net basis. As a result of this agreement, the Company reduced revenue by $0.8 million for the successor period February 1, 2008 to March 31, 2008, for the amounts owed to JSAT. The payable due to JSAT was $0.7 million as of March 31, 2008. There was no Horizons-2 revenue during the three months ended March 31, 2007 or the predecessor period January 1, 2008 to January 31, 2008.

(f) Receivable from Parent

The Company has a receivable from its parent, Intelsat Holdings, as of December 31, 2007 and March 31, 2008 of $7.1 million and $0.2 million, respectively (see Note 5 – Receivables).

Note 16    Subsequent Events

As discussed in Note 2 – Acquisition, the New Sponsors Acquisition resulted in a change of control under the indentures and credit agreements governing certain of the Company’s outstanding series of notes and under the Intelsat Jackson Unsecured Credit Agreement, giving the holders of those notes and the lenders of those loans the right to require the issuer to repurchase those notes and repay those loans at 101% of their principal amount, plus accrued interest to the date of repurchase or repayment. Pursuant to the change of control provisions, on May 2, 2008, the Company redeemed certain of its outstanding debt obligations using funds borrowed of $1.6 billion in aggregate principal amount (see Note 9 – Long Term Debt).

Note 17    Supplemental Consolidating Financial Information

In connection with the acquisition of Intelsat, Ltd. by Intelsat Holdings in January 2005, and related amalgamations, Intelsat Sub Holdco issued $2.6 billion aggregate principal amount of debt, of which $1.6 billion remained outstanding as of March 31, 2008, including $875.0 million of the 2013 Sub Holdco Notes and $675.0 million of the 2015 Sub Holdco notes, referred to collectively as the 2005 Acquisition Finance Notes. The 2005 Acquisition Finance Notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat, Ltd., its wholly-owned direct subsidiary, Intelsat Bermuda, Intelsat Jackson, Intermediate Holdco, and certain wholly-owned subsidiaries of Intelsat Sub Holdco (the “Subsidiary Guarantors”).

On February 11, 2005, Intelsat, Ltd. and Zeus Special Subsidiary Limited issued $478.7 million in aggregate principal amount at maturity of the 2015 Discount Notes, yielding approximately $305.3 million of net proceeds at issuance. On March 3, 2005, Intelsat Bermuda transferred substantially all of its assets to Intelsat Sub Holdco

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

and Intelsat Sub Holdco assumed substantially all of the then-existing liabilities of Intelsat Bermuda. Following these transactions, Zeus Special Subsidiary Limited was amalgamated with Intelsat Bermuda, and Intelsat Bermuda became an obligor on the 2015 Discount Notes.

On July 3, 2006, in connection with the PanAmSat Acquisition Transactions, Intelsat Bermuda transferred the obligation on the 2015 Discount Notes to its wholly-owned subsidiary, Intermediate Holdco. Intermediate Holdco became an obligor on the 2015 Discount Notes and confirmed its guarantee of the 2005 Acquisition Finance Notes and Intelsat Bermuda became a guarantor of the 2015 Discount Notes and confirmed its guarantee of the 2005 Acquisition Finance Notes. The 2015 Discount Notes are not guaranteed by any of Intelsat Bermuda’s direct or indirect subsidiaries.

In connection with the PanAmSat Acquisition Transactions, Intelsat Bermuda issued $1.33 billion of the Jackson Non-Guaranteed Notes and $260.0 million of Floating Rate Senior Notes due 2013, referred to together as the July 2006 Notes. The July 2006 Notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat. The July 2006 Notes are not guaranteed by any of Intelsat Bermuda’s direct or indirect subsidiaries.

On January 12, 2007, Intelsat Bermuda issued $600.0 million in Floating Rate Senior Notes due 2015 (the “Refinancing Notes”), which were fully and unconditionally guaranteed, jointly and severally, by Intelsat, Ltd.

On February 4, 2008, promptly after the consummation of the New Sponsors Acquisition, Intelsat Bermuda transferred certain of its assets and certain of its liabilities and obligations (including the July 2006 Notes, the Refinancing Notes and its senior unsecured credit facility) to a newly formed direct wholly-owned subsidiary, Intelsat Jackson. Intelsat Jackson became the obligor on the July 2006 Notes and the Refinancing Notes and a guarantor of the 2005 Acquisition Finance Notes and the 2015 Discount Notes, and Intelsat Bermuda confirmed its guarantee of the 2015 Discount Notes, the July 2006 Notes, the Refinancing Notes and the 2005 Acquisition Finance Notes.

On February 7, 2008, Intelsat Jackson redeemed pursuant to their terms all $260.0 million of its Floating Rate Senior Notes due 2013 and all $600.0 million of its outstanding Refinancing Notes.

Separate financial statements of Intelsat, Ltd., Intelsat Bermuda, Intelsat Jackson, Intermediate Holdco, Intelsat Sub Holdco and the Subsidiary Guarantors are not presented because management believes that such financial statements would not be material to investors. Investments in subsidiaries in the following condensed consolidating financial information are accounted for under the equity method of accounting. Consolidating adjustments include the following:

•	elimination of investment in subsidiaries;

•	elimination of intercompany accounts;

•	elimination of intercompany sales between guarantor and non-guarantor subsidiaries; and

•	elimination of equity in earnings (losses) of subsidiaries.

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,195	$4,514	$74	$—	$194,139	$47,276	$116,168	$(47,276)	$323,090
Receivables, net of allowance	17	3	—	—	180,687	180,636	117,887	(180,636)	298,594
Deferred income taxes	—	—	—	—	16,554	16,554	29,198	(16,554)	45,752
Prepaid expenses and other current assets	943	—	—	91	41,374	40,477	41,358	(44,401)	79,842
Intercompany receivables	—	12,232	94,014	—	692,020	421,965	—	(1,220,231)	—

Total current assets	9,155	16,749	94,088	91	1,124,774	706,908	304,611	(1,509,098)	747,278
Satellites and other property and equipment, net	—	—	—	—	2,947,845	2,943,275	2,574,742	(2,943,275)	5,522,587
Goodwill	—	—	—	—	3,407,958	—	3,315,349	—	6,723,307
Non-amortizable intangible assets	—	—	—	—	2,230,930	—	1,052,470	—	3,283,400
Amortizable intangible assets, net	—	—	—	—	657,441	—	585,241	—	1,242,682
Investment in affiliates	3,061,589	8,004,859	11,072,725	8,045,651	(56,912)	(56,912)	100,139	(30,071,000)	100,139
Other assets	—	93,830	3,850	500	47,105	37,912	199,134	(38,025)	344,306

Total assets	$3,070,744	$8,115,438	$11,170,663	$8,046,242	$10,359,141	$3,631,183	$8,131,686	$(34,561,398)	$17,963,699

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,354	$4,950	$20	$—	$39,259	$39,055	$114,600	$(42,980)	$159,258
Accrued interest payable	39,927	88,899	68,239	—	34,289	5,318	34,946	(5,318)	266,300
Current portion of long-term debt	—	—	—	—	15,138	11,691	69,738	(11,691)	84,876
Deferred satellite performance incentives	—	—	—	—	4,099	4,099	20,876	(4,099)	24,975
Other current liabilities	—	—	—	—	65,486	65,486	53,313	(65,486)	118,799
Intercompany payables	747,754	—	—	49,983	—	—	529	(798,266)	—

Total current liabilities	792,035	93,849	68,259	49,983	158,271	125,649	294,002	(927,840)	654,208
Long-term debt, net of current portion	924,197	4,960,000	3,087,834	402,521	1,888,251	6,491	3,313,491	(6,491)	14,576,294

Deferred satellite performance incentives, net of current portion	—	—	—	—	24,456	24,456	104,016	(24,456)	128,472
Deferred revenue, net of current portion	—	—	—	—	125,129	125,129	37,107	(125,129)	162,236
Deferred income taxes	—	—	—	—	—	—	744,059	(111)	743,948
Accrued retirement benefits	—	—	—	—	69,988	69,988	56,725	(69,988)	126,713
Other long-term liabilities	—	—	9,711	—	47,395	32,186	160,210	(32,186)	217,316

Shareholder’s equity:
Ordinary shares	12	12	12	—	12	—	70	(106)	12
Other shareholder’s equity	1,354,500	3,061,577	8,004,847	7,593,738	8,045,639	3,247,284	3,422,006	(33,375,091)	1,354,500

Total liabilities and shareholder’s equity	$3,070,744	$8,115,438	$11,170,663	$8,046,242	$10,359,141	$3,631,183	$8,131,686	$(34,561,398)	$17,963,699

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,391	$50,998	$—	$233,880	$118,282	$140,300	$(118,282)	$426,569
Receivables, net of allowance	5,995	3	565	185,402	185,067	124,628	(185,067)	316,593
Deferred income taxes	—	—	—	5,356	5,356	39,588	(5,356)	44,944
Prepaid expenses and other current assets	1,298	—	91	33,957	36,071	27,793	(36,071)	63,139
Intercompany receivables	—	—	—	1,191,244	—	—	(1,191,244)	—

Total current assets	8,684	51,001	656	1,649,839	344,776	332,309	(1,536,020)	851,245
Satellites and other property and equipment, net	—	—	—	2,620,945	2,619,275	1,965,403	(2,619,275)	4,586,348
Goodwill	—	—	—	110,929	—	3,789,264	—	3,900,193
Non-amortizable intangible assets	—	—	—	560,000	—	1,116,600	—	1,676,600
Amortizable intangible assets, net	—	—	—	418,453	—	273,037	—	691,490
Investment in affiliates	1,806,108	5,762,634	3,023,676	(2,974)	(2,974)	103,085	(10,586,470)	103,085
Other assets	—	89,504	3,520	66,814	22,645	84,533	(22,645)	244,371

Total assets	$1,814,792	$5,903,139	$3,027,852	$5,424,006	$2,983,722	$7,664,231	$(14,764,410)	$12,053,332

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$4,474	$2,778	$—	$65,054	$52,376	$148,907	$(52,376)	$221,213
Accrued interest payable	20,615	41,801	—	69,031	7,334	45,150	(7,334)	176,597
Current portion of long-term debt	—	—	—	17,155	13,708	60,840	(13,708)	77,995
Deferred satellite performance incentives	—	—	—	4,359	4,359	20,567	(4,359)	24,926
Other current liabilities	—	—	—	71,986	71,986	46,008	(71,986)	117,994
Intercompany payables	944,730	116,947	42,367	—	1,390,573	87,200	(2,581,817)	—

Total current liabilities	969,819	161,526	42,367	227,585	1,540,336	408,672	(2,731,580)	618,725
Long-term debt, net of current portion	1,567,357	3,935,505	396,561	1,901,585	13,730	3,386,401	(13,730)	11,187,409
Deferred satellite performance incentives, net of current portion	—	—	—	24,317	24,317	100,014	(24,317)	124,331
Deferred revenue, net of current portion	—	—	—	135,778	135,778	31,915	(135,778)	167,693
Deferred income taxes	—	—	—	1,056	1,056	410,922	(1,056)	411,978
Accrued retirement benefits	—	—	—	64,846	64,846	17,494	(64,846)	82,340
Other long-term liabilities	—	—	—	45,163	33,237	138,077	(33,237)	183,240
Shareholder’s equity (deficit):
Ordinary shares	12	12	—	12	—	70	(94)	12
Other shareholder’s equity (deficit)	(722,396)	1,806,096	2,588,924	3,023,664	1,170,422	3,170,666	(11,759,772)	(722,396)

Total liabilities and shareholder’s equity (deficit)	$1,814,792	$5,903,139	$3,027,852	$5,424,006	$2,983,722	$7,664,231	$(14,764,410)	$12,053,332

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$—	$294,272	$294,272	$313,599	$(383,906)	$518,237

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	62,047	305,632	106,003	(394,313)	79,369
Selling, general and administrative	4,957	3,373	—	12,656	9,033	41,777	(9,987)	61,809
Depreciation and amortization	—	—	—	119,889	110,289	75,715	(110,289)	195,604
Restructuring costs	—	—	—	67	67	4,759	(66)	4,827
Loss on undesignated interest rate swaps	—	—	—	—	—	1,832	—	1,832

Total operating expenses	4,957	3,373	—	194,659	425,021	230,086	(514,655)	343,441

Income (loss) from operations	(4,957)	(3,373)	—	99,613	(130,749)	83,513	130,749	174,796
Interest expense, net	45,815	91,350	8,825	66,622	10,359	68,059	(10,359)	280,671
Subsidiary income (loss)	(64,285)	30,438	23,508	(1,144)	(1,144)	—	12,627	—
Other income (expense), net	—	—	—	(5,928)	(5,929)	1,094	5,928	(4,835)

Income (loss) before income taxes	(115,057)	(64,285)	14,683	25,919	(148,181)	16,548	159,663	(110,710)
Provision for income taxes	15	—	—	2,411	1,768	1,936	(1,768)	4,362

Net income (loss)	$(115,072)	$(64,285)	$14,683	$23,508	$(149,949)	$14,612	$161,431	$(115,072)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2008 TO JANUARY 31, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$—	$110,468	$110,468	$149,448	$(180,123)	$190,261

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	54,830	129,481	40,500	(199,128)	25,683
Selling, general and administrative	1,600	739	—	2,169	1,076	13,983	(1,082)	18,485
Depreciation and amortization	—	—	—	36,204	33,004	27,953	(33,004)	64,157
Restructuring and transaction costs	186,601	60,000	—	2,188	1,008	64,313	(1,008)	313,102
Loss on undesignated interest rate swaps	—	—	—	—	—	11,431	—	11,431

Total operating expenses	188,201	60,739	—	95,391	164,569	158,180	(234,222)	432,858

Income (loss) from operations	(188,201)	(60,739)	—	15,077	(54,101)	(8,732)	54,099	(242,597)
Interest expense, net	14,168	35,621	3,117	6,359	3,504	21,010	(3,504)	80,275
Subsidiary income (loss)	(109,492)	(13,132)	5,249	(512)	(512)	—	118,399	—
Other income, net	—	—	—	331	331	204	(331)	535

Income (loss) before income taxes	(311,861)	(109,492)	2,132	8,537	(57,786)	(29,538)	175,671	(322,337)
Provision for (benefit from) income taxes	—	—	—	3,288	3,072	(13,764)	(3,072)	(10,476)

Net income (loss)	$(311,861)	$(109,492)	$2,132	$5,249	$(60,858)	$(15,774)	$178,743	$(311,861)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD FEBRUARY 1, 2008 TO MARCH 31, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$—	$—	$227,936	$227,936	$229,744	$(303,199)	$382,417

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	—	45,029	236,745	85,030	(312,008)	54,796
Selling, general and administrative	5,163	1,650	3	—	378	3	22,381	(3)	29,575
Depreciation and amortization	—	—	—	—	83,768	65,223	59,911	(65,223)	143,679
Loss on undesignated interest rate swaps	—	—	9,711	—	2,999	—	18,810	—	31,520

Total operating expenses	5,163	1,650	9,714	—	132,174	301,971	186,132	(377,234)	259,570

Income (loss) from operations	(5,163)	(1,650)	(9,714)	—	95,762	(74,035)	43,612	74,035	122,847
Interest expense, net	26,600	90,006	43,805	6,679	18,463	6,504	38,857	(6,504)	224,410
Subsidiary income (loss)	(69,064)	22,608	76,127	75,411	(1,010)	(1,010)	—	(103,062)	—
Other income (expense), net	—	—	—	5	657	657	1,882	(657)	2,544

Income (loss) before income taxes	(100,827)	(69,048)	22,608	68,737	76,946	(80,892)	6,637	(23,180)	(99,019)
Provision for income taxes	—	16	—	—	1,535	1,346	257	(1,346)	1,808

Net income (loss)	$(100,827)	$(69,064)	$22,608	$68,737	$75,411	$(82,238)	$6,380	$(21,834)	$(100,827)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(574)	$(26,231)	$—	$53,983	$108,908	$85,021	$(108,908)	$112,199

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	—	—	(13,678)	(13,678)	(117,705)	13,678	(131,383)
Investment in subsidiaries	—	(977,000)	(977,000)	—	—	—	1,954,000	—

Net cash used in investing activities	—	(977,000)	(977,000)	(13,678)	(13,678)	(117,705)	1,967,678	(131,383)

Cash flows from financing activities:
Repayments of long-term debt	—	(600,000)	—	(1,005,862)	(5,000)	(14,176)	5,000	(1,620,038)
Proceeds from issuance of long-term debt	—	1,595,000	—	—	—	—	—	1,595,000
Debt issuance costs	—	(27,424)	—	—	—	(1,500)	—	(28,924)
Repayments of funding of capital expenditures by customer	—	—	—	—	—	(21,660)	—	(21,660)
Payment of premium on early retirement of debt	—	—	—	(10,000)	—	—	—	(10,000)
Capital contributions from parent companies	—	—	977,000	977,000	—	—	(1,954,000)	—
Principal payments on deferred satellite performance incentives	—	—	—	(885)	(885)	(2,327)	885	(3,212)
Principal payments on capital lease obligations	—	—	—	(1,995)	(1,995)	(29)	1,995	(2,024)

Net cash provided by (used in) financing activities	—	967,576	977,000	(41,742)	(7,880)	(39,692)	(1,946,120)	(90,858)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	(36)	—	(36)

Net change in cash and cash equivalents	(574)	(35,655)	—	(1,437)	87,350	(72,412)	(87,350)	(110,078)
Cash and cash equivalents, beginning of period	6,835	41,990	—	341,413	139,969	193,418	(139,969)	583,656

Cash and cash equivalents, end of period	$6,261	$6,335	$—	$339,976	$227,319	$121,006	$(227,319)	$473,578

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD JANUARY 1, 2008 TO JANUARY 31, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(1,179)	$(46,397)	$—	$(1,531)	$(11,112)	$68,726	$11,113	$19,619

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	—	—	(9,908)	(9,908)	(14,793)	9,908	(24,701)
Proceeds from intercompany loan recievables	—	—	—	34,000	34,000	—	(68,000)	—

Net cash provided by (used in) investing activities	—	—	—	24,092	24,092	(14,793)	(58,091)	(24,701)

Cash flows from financing activities:
Repayments of long-term debt	—	—	—	(5,862)	(5,000)	(162,985)	5,000	(168,847)
Proceeds from credit facility borrowings	—	—	—	—	—	150,000	—	150,000
Repayment of intercompany loans	—	—	—	—	(102,937)	(34,000)	136,937	—
Principal payments on deferred satellite performance incentives	—	—	—	(87)	(87)	(1,246)	87	(1,333)
Principal payments on capital lease obligations	—	—	—	(2,124)	(2,124)	—	2,124	(2,124)

Net cash used in financing activities	—	—	—	(8,073)	(110,148)	(48,231)	144,147	(22,304)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	45	45	91	(45)	137

Net change in cash and cash equivalents	(1,179)	(46,397)	—	14,533	(97,123)	5,794	97,123	(27,249)
Cash and cash equivalents, beginning of period	1,391	50,998	—	233,880	118,282	140,300	(118,282)	426,569

Cash and cash equivalents, end of period	$212	$4,601	$—	$248,413	$21,159	$146,094	$(21,159)	$399,320

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FEBRUARY 1, 2008 TO MARCH 31, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(13,362)	$(87)	$(7,062)	$565	$192,208	$96,017	$36,035	$(97,736)	$206,578

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	—	—	—	(58,531)	(58,531)	(23,294)	58,531	(81,825)
Capital contribution to Horizons joint venture	—	—	—	—	—	—	(3,554)	—	(3,554)
Proceeds from intercompany loan receivables	—	—	—	309	202,194	—	—	(202,503)	—
Dividend from affiliates	426,690	426,690	601,312	601,312	—	—	—	(2,056,004)	—

Net cash provided by (used in) investing activities	426,690	426,690	601,312	601,621	143,663	(58,531)	(26,848)	(2,199,976)	(85,379)

Cash flows from financing activities:
Repayments of long-term debt	(400,000)	—	(860,000)	—	—	—	—	—	(1,260,000)
Repayments of funding of capital expenditures by customer	—	—	—	—	—	—	(9,362)	—	(9,362)
Payment of premium on early retirement of debt	(7,615)	—	(30,858)	—	—	—	—	—	(38,473)
Repayment of intercompany loans	(201,629)	—	—	(874)	—	(9,016)	—	211,519	—
Principal payments on deferred satellite performance incentives	—	—	—	—	(948)	(948)	(2,702)	948	(3,650)
Principal payments on capital lease obligations	—	—	—	—	(2,131)	(2,131)	—	2,131	(2,131)
Dividends to shareholders	—	(426,690)	(426,690)	(601,312)	(601,312)	—	—	2,056,004	—

Net cash used in financing activities	(609,244)	(426,690)	(1,317,548)	(602,186)	(604,391)	(12,095)	(12,064)	2,270,602	(1,313,616)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	27	27	(887)	1,692	860

Net change in cash and cash equivalents	(195,915)	(88)	(723,298)	—	(268,493)	25,418	(3,763)	(25,418)	(1,191,557)
Cash and cash equivalents, beginning of period	204,110	4,602	723,371	—	462,632	21,858	119,931	(21,858)	1,514,647

Cash and cash equivalents, end of period	$8,195	$4,514	$74	$—	$194,139	$47,276	$116,168	$(47,276)	$323,090

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

On March 3, 2005, Intelsat Bermuda transferred substantially all of its assets to Intelsat Sub Holdco and Intelsat Sub Holdco assumed substantially all of the then-existing liabilities of Intelsat Bermuda.

In connection with the PanAmSat Acquisition Transactions, Intelsat Bermuda issued $750.0 million of the Jackson Guaranteed Notes. The Jackson Guaranteed Notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat, its indirect wholly-owned subsidiary, Intelsat Sub Holdco, and the Subsidiary Guarantors.

On February 4, 2008, promptly after the consummation of the New Sponsors Acquisition, Intelsat Bermuda transferred certain of its assets and certain of its liabilities and obligations (including the Jackson Guaranteed Notes) to Intelsat Jackson. Intelsat Jackson became the obligor on the Jackson Guaranteed Notes and Intelsat Bermuda confirmed its guarantee of the Jackson Guaranteed Notes.

Separate financial statements of Intelsat, Ltd., Intelsat Bermuda, Intelsat Jackson, Intelsat Sub Holdco and the Subsidiary Guarantors are not presented because management believes that such financial statement would not be material to investors.

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

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,195	$4,514	$194,213	$194,139	$116,168	$(194,139)	$323,090
Receivables, net of allowance	17	3	180,686	180,687	117,888	(180,687)	298,594
Deferred income taxes	—	—	16,554	16,554	29,198	(16,554)	45,752
Prepaid expenses and other current assets	943	—	41,374	41,374	41,449	(45,298)	79,842
Intercompany receivables	—	12,232	786,034	692,020	—	(1,490,286)	—

Total current assets	9,155	16,749	1,218,861	1,124,774	304,703	(1,926,964)	747,278
Satellites and other property and equipment, net	—	—	2,947,845	2,947,845	2,574,742	(2,947,845)	5,522,587
Goodwill	—	—	3,407,958	3,407,958	3,315,349	(3,407,958)	6,723,307
Non-amortizable intangible assets	—	—	2,230,930	2,230,930	1,052,470	(2,230,930)	3,283,400
Amortizable intangible assets, net	—	—	657,441	657,441	585,241	(657,441)	1,242,682
Investment in affiliates	3,061,589	8,004,859	2,970,161	(56,912)	100,139	(13,979,697)	100,139
Other assets	—	93,830	50,955	47,105	199,631	(47,215)	344,306

Total assets	$3,070,744	$8,115,438	$13,484,151	$10,359,141	$8,132,275	$(25,198,050)	$17,963,699

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,354	$4,950	$39,279	$39,259	$114,600	$(43,184)	$159,258
Accrued interest payable	39,927	88,899	102,528	34,289	34,946	(34,289)	266,300
Current portion of long-term debt	—	—	15,138	15,138	69,738	(15,138)	84,876
Deferred satellite performance incentives	—	—	4,099	4,099	20,876	(4,099)	24,975
Other current liabilities	—	—	65,486	65,486	53,313	(65,486)	118,799
Intercompany payables	747,754	—	—	—	50,512	(798,266)	—

Total current liabilities	792,035	93,849	226,530	158,271	343,985	(960,462)	654,208
Long-term debt, net of current portion	924,197	4,960,000	4,976,085	1,888,251	3,716,012	(1,888,251)	14,576,294
Deferred satellite performance incentives, net of current portion	—	—	24,456	24,456	104,016	(24,456)	128,472
Deferred revenue, net of current portion	—	—	125,129	125,129	37,107	(125,129)	162,236
Deferred income taxes	—	—	—	—	744,059	(111)	743,948
Accrued retirement benefits	—	—	69,988	69,988	56,725	(69,988)	126,713
Other long-term liabilities	—	—	57,104	47,395	160,210	(47,393)	217,316
Shareholder’s equity:
Ordinary shares	12	12	12	12	70	(106)	12
Other shareholder’s equity	1,354,500	3,061,577	8,004,847	8,045,639	2,970,091	(22,082,154)	1,354,500

Total liabilities and shareholder’s equity	$3,070,744	$8,115,438	$13,484,151	$10,359,141	$8,132,275	$(25,198,050)	$17,963,699

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,391	$284,878	$233,880	$140,300	$(233,880)	$426,569
Receivables, net of allowance	5,995	185,405	185,402	125,193	(185,402)	316,593
Deferred income taxes	—	5,356	5,356	39,588	(5,356)	44,944
Prepaid expenses and other current assets	1,298	33,957	33,957	27,884	(33,957)	63,139
Intercompany receivables	—	1,074,297	1,191,244	—	(2,265,541)	—

Total current assets	8,684	1,583,893	1,649,839	332,965	(2,724,136)	851,245
Satellites and other property and equipment, net	—	2,620,945	2,620,945	1,965,403	(2,620,945)	4,586,348
Goodwill	—	110,929	110,929	3,789,264	(110,929)	3,900,193
Non-amortizable intangible assets	—	560,000	560,000	1,116,600	(560,000)	1,676,600
Amortizable intangible assets, net	—	418,453	418,453	273,037	(418,453)	691,490
Investment in affiliates	1,806,108	2,735,984	(2,974)	103,085	(4,539,118)	103,085
Other assets	—	156,318	66,814	88,053	(66,814)	244,371

Total assets	$1,814,792	$8,186,522	$5,424,006	$7,668,407	$(11,040,395)	$12,053,332

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$4,474	$67,833	$65,055	$148,906	$(65,055)	$221,213
Accrued interest payable	20,615	110,832	69,031	45,150	(69,031)	176,597
Current portion of long-term debt	—	17,155	17,155	60,840	(17,155)	77,995
Deferred satellite performance incentives	—	4,359	4,359	20,567	(4,359)	24,926
Other current liabilities	—	71,986	71,986	46,008	(71,986)	117,994
Intercompany payables	944,730	—	—	129,567	(1,074,297)	—

Total current liabilities	969,819	272,165	227,586	451,038	(1,301,883)	618,725
Long-term debt, net of current portion	1,567,357	5,837,090	1,901,585	3,782,962	(1,901,585)	11,187,409
Deferred satellite performance incentives, net of current portion	—	24,317	24,317	100,014	(24,317)	124,331
Deferred revenue, net of current portion	—	135,778	135,778	31,915	(135,778)	167,693
Deferred income taxes	—	1,056	1,056	410,922	(1,056)	411,978
Accrued retirement benefits	—	64,846	64,846	17,494	(64,846)	82,340
Other long-term liabilities	—	45,162	45,162	138,078	(45,162)	183,240
Shareholder’s equity (deficit):
Ordinary shares	12	12	12	70	(94)	12
Other shareholder’s equity (deficit)	(722,396)	1,806,096	3,023,664	2,735,914	(7,565,674)	(722,396)

Total liabilities and shareholder’s equity (deficit)	$1,814,792	$8,186,522	$5,424,006	$7,668,407	$(11,040,395)	$12,053,332

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$294,272	$294,272	$313,599	$(383,906)	$518,237

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	62,047	62,044	106,003	(150,725)	79,369
Selling, general and administrative	4,957	16,029	12,659	41,777	(13,613)	61,809
Depreciation and amortization	—	119,889	119,889	75,715	(119,889)	195,604
Restructuring costs	—	67	67	4,759	(66)	4,827
Loss on undesignated interest rate swaps	—	—	—	1,832	—	1,832

Total operating expenses	4,957	198,032	194,659	230,086	(284,293)	343,441

Income (loss) from operations	(4,957)	96,240	99,613	83,513	(99,613)	174,796
Interest expense, net	45,815	157,972	66,622	76,884	(66,622)	280,671
Subsidiary income (loss)	(64,285)	5,787	(1,144)	—	59,642	—
Other income (expense), net	—	(5,929)	(5,928)	1,094	5,928	(4,835)

Income (loss) before income taxes	(115,057)	(61,874)	25,919	7,723	32,579	(110,710)
Provision for income taxes	15	2,411	2,411	1,936	(2,411)	4,362

Net income (loss)	$(115,072)	$(64,285)	$23,508	$5,787	$34,990	$(115,072)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2008 TO JANUARY 31, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$110,468	$110,468	$149,448	$(180,123)	$190,261

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	54,830	54,830	40,500	(124,477)	25,683
Selling, general and administrative	1,600	2,908	2,169	13,985	(2,177)	18,485
Depreciation and amortization	—	36,204	36,204	27,953	(36,204)	64,157
Restructuring and transaction costs	186,601	62,188	2,188	64,313	(2,188)	313,102
Loss on undesignated interest rate swaps	—	—	—	11,431	—	11,431

Total operating expenses	188,201	156,130	95,391	158,182	(165,046)	432,858

Income (loss) from operations	(188,201)	(45,662)	15,077	(8,734)	(15,077)	(242,597)
Interest expense, net	14,168	41,981	6,359	24,126	(6,359)	80,275
Subsidiary loss	(109,492)	(18,892)	(512)	—	128,896	—
Other income, net	—	331	331	204	(331)	535

Income (loss) before income taxes	(311,861)	(106,204)	8,537	(32,656)	119,847	(322,337)
Provision for (benefit from) income taxes	—	3,288	3,288	(13,764)	(3,288)	(10,476)

Net income (loss)	$(311,861)	$(109,492)	$5,249	$(18,892)	$123,135	$(311,861)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD FEBRUARY 1, 2008 TO MARCH 31, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$—	$227,936	$227,936	$229,744	$(303,199)	$382,417

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	45,029	45,029	85,030	(120,292)	54,796
Selling, general and administrative	5,163	1,650	379	378	22,383	(378)	29,575
Depreciation and amortization	—	—	83,768	83,768	59,911	(83,768)	143,679
Loss on undesignated interest rate swaps	—	—	12,710	2,999	18,810	(2,999)	31,520

Total operating expenses	5,163	1,650	141,886	132,174	186,134	(207,437)	259,570

Income (loss) from operations	(5,163)	(1,650)	86,050	95,762	43,610	(95,762)	122,847
Interest expense, net	26,600	90,006	62,268	18,463	45,536	(18,463)	224,410
Subsidiary income (loss)	(69,064)	22,608	(296)	(1,010)	—	47,762	—
Other income, net	—	—	657	657	1,887	(657)	2,544

Income (loss) before income taxes	(100,827)	(69,048)	24,143	76,946	(39)	(30,194)	(99,019)
Provision for income taxes	—	16	1,535	1,535	257	(1,535)	1,808

Net income (loss)	$(100,827)	$(69,064)	$22,608	$75,411	$(296)	$(28,659)	$(100,827)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities	$(574)	$27,752	$53,983	$85,021	$(53,983)	$112,199

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	(13,678)	(13,678)	(117,705)	13,678	(131,383)
Investment in subsidiaries	—	(977,000)	—	(977,000)	1,954,000	—

Net cash used in investing activities	—	(990,678)	(13,678)	(1,094,705)	1,967,678	(131,383)

Cash flows from financing activities:
Repayments of long-term debt	—	(1,605,862)	(1,005,862)	(14,176)	1,005,862	(1,620,038)
Proceeds from issuance of long-term debt	—	1,595,000	—	—	—	1,595,000
Debt issuance costs	—	(27,424)	—	(1,500)	—	(28,924)
Repayment of funding of capital expenditures by customer	—	—	—	(21,660)	—	(21,660)
Payment of premium on early retirement of debt	—	(10,000)	(10,000)	—	10,000	(10,000)
Capital contributions from parent companies	—	977,000	977,000	977,000	(2,931,000)	—
Principal payments on deferred satellite performance incentives	—	(885)	(885)	(2,327)	885	(3,212)
Principal payments on capital lease obligations	—	(1,995)	(1,995)	(29)	1,995	(2,024)

Net cash provided by (used in) financing activities	—	925,834	(41,742)	937,308	(1,912,258)	(90,858)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(36)	—	(36)

Net change in cash and cash equivalents	(574)	(37,092)	(1,437)	(72,412)	1,437	(110,078)
Cash and cash equivalents, beginning of period	6,835	383,403	341,413	193,418	(341,413)	583,656

Cash and cash equivalents, end of period	$6,261	$346,311	$339,976	$121,006	$(339,976)	$473,578

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD JANUARY 1, 2008 TO JANUARY 31, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities	$(1,179)	$(47,928)	$(1,531)	$68,726	$1,532	$19,619

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	(9,908)	(9,908)	(14,793)	9,909	(24,701)
Proceeds from intercompany loan recievables	—	34,000	34,000	—	(68,000)	—

Net cash provided by (used in) investing activities	—	24,092	24,092	(14,793)	(58,091)	(24,701)

Cash flows from financing activities:
Repayments of long-term debt	—	(5,862)	(5,862)	(162,985)	5,862	(168,847)
Proceeds from credit facility borrowings	—	—	—	150,000	—	150,000
Repayment of intercompany loans	—	—	—	(34,000)	34,000	—
Principal payments on deferred satellite performance incentives	—	(87)	(87)	(1,246)	87	(1,333)
Principal payments on capital lease obligations	—	(2,124)	(2,124)	—	2,124	(2,124)

Net cash used in financing activities	—	(8,073)	(8,073)	(48,231)	42,072	(22,304)

Effect of exchange rate changes on cash and cash equivalents	—	45	45	91	(45)	137

Net change in cash and cash equivalents	(1,179)	(31,864)	14,533	5,794	(14,533)	(27,249)
Cash and cash equivalents, beginning of period	1,391	284,878	233,880	140,300	(233,880)	426,569

Cash and cash equivalents, end of period	$212	$253,014	$248,413	$146,094	$(248,413)	$399,320

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FEBRUARY 1, 2008 TO MARCH 31, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities	$(13,362)	$(87)	$185,146	$192,208	$36,600	$(193,927)	$206,578

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	—	(58,531)	(58,531)	(23,294)	58,531	(81,825)
Capital contribution to Horizons joint venture	—	—	—	—	(3,554)	—	(3,554)
Proceeds from intercompany loan receivables	—	—	202,194	202,194	309	(404,697)	—
Dividends from affiliates	426,690	426,690	601,312	—	601,312	(2,056,004)	—

Net cash provided by investing activities	426,690	426,690	744,975	143,663	574,773	(2,402,170)	(85,379)

Cash flows from financing activities:
Repayments of long-term debt	(400,000)	—	(860,000)	—	—	—	(1,260,000)
Repayments of funding of capital expenditures by customer	—	—	—	—	(9,362)	—	(9,362)
Payment of premium on early retirement of debt	(7,615)	—	(30,858)	—	—	—	(38,473)
Repayments of intercompany loans	(201,629)	—	—	—	(874)	202,503	—
Principal payments on deferred satellite performance incentives	—	—	(948)	(948)	(2,702)	948	(3,650)
Principal payments on capital lease obligations	—	—	(2,131)	(2,131)	—	2,131	(2,131)
Dividends to shareholders	—	(426,690)	(1,028,002)	(601,312)	(601,312)	2,657,316	—

Net cash used in financing activities	(609,244)	(426,690)	(1,921,939)	(604,391)	(614,250)	2,862,898	(1,313,616)

Effect of exchange rate changes on cash and cash equivalents	—	—	27	27	(887)	1,692	860

Net change in cash and cash equivalents	(195,915)	(88)	(991,791)	(268,493)	(3,763)	268,494	(1,191,557)
Cash and cash equivalents, beginning of period	204,110	4,602	1,186,004	462,632	119,931	(462,633)	1,514,647

Cash and cash equivalents, end of period	$8,195	$4,514	$194,213	$194,139	$116,168	$(194,139)	$323,090

(Certain totals may not add due to the effects of rounding)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and their notes included elsewhere in this Quarterly Report. The following discussion and analysis relates to periods both prior to and after the completion of the New Sponsors Acquisition, as defined below, which was completed on February 4, 2008. See “Forward-Looking Statements” for a discussion of factors that could cause our future financial condition and results of operations to be different from those discussed below. Certain monetary amounts, percentages and other figures included in this Quarterly Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them. Unless otherwise indicated, all references to “dollars” and “$” in this Quarterly Report are to, and all monetary amounts in this Quarterly Report are presented in, U.S. dollars.

Overview

We are a leading provider of fixed satellite services worldwide. We provide service on a global fleet of 53 satellites and seven owned teleports and terrestrial facilities. We supply video, data and voice connectivity in approximately 200 countries and territories for over 1,800 customers, with many of which we have had relationships for over 30 years. We have one of the largest, most flexible and most reliable satellite fleets in the world, which covers over 99% of the world’s population. Our satellite fleet is operated via ground facilities used to monitor and control our satellites and is complemented by a terrestrial network of teleports, points of presence and leased fiber links for the provision of our hybrid managed services.

Impact of the New Sponsors Acquisition Transactions

On February 4, 2008, pursuant to a share purchase agreement, referred to as the BC Share Purchase Agreement, dated as of June 19, 2007, by and among certain shareholders of Intelsat Holdings, Serafina Holdings and Serafina, Serafina acquired 100% of the equity ownership of Intelsat Holdings, referred to as the New Sponsors Acquisition. The aggregate cash purchase price for all of the equity securities of Intelsat Holdings was approximately $5.0 billion. The former shareholders of Intelsat Holdings (other than management), consisting of the funds advised by or associated with Apax Partners Worldwide LLP and Apax Partners, L.P., Apollo Management V, L.P., MDP Global Investors Limited, and Permira Advisers LLC, referred to collectively as the Former Sponsors, sold 100% of their equity interests in Intelsat Holdings. Upon closing, management contributed to Serafina Holdings the portion of their equity interests in Intelsat Holdings not purchased for cash by Serafina for equity interests in Serafina Holdings (which was renamed Intelsat Global, Ltd. on February 8, 2008).

The New Sponsors Acquisition has been accounted for by Intelsat Holdings under the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. As a result, the purchase price and related costs have been preliminarily allocated to the assets acquired and liabilities assumed at the time of the acquisition based on their estimated fair values. In accordance with Topic 5J of the codified SEC Staff Accounting Bulletins, the purchase price paid to acquire Intelsat Holdings and related purchase accounting adjustments has been “pushed down” and recorded in our condensed consolidated financial statements and have resulted in a new basis of accounting for the “successor” period beginning after the consummation of the New Sponsors Acquisition. In the future, we expect our depreciation and amortization expense to increase, primarily due to the fair value adjustments increasing the carrying value of our satellites and other property and equipment and amortizable intangible assets. As part of the New Sponsors Acquisition Transactions, Intelsat Bermuda incurred substantial additional indebtedness. We are a highly leveraged company, and in connection with the completion of the New Sponsors Acquisition Transactions we have become a significantly more highly leveraged company, which will result in a significant increase in our interest expense in future periods. We also expect our interest expense to increase significantly as a result of the interest accrued from the amortization of the net discount applied to the face value of our outstanding long-term debt due to the estimated fair value of our existing long-term debt being less than its book value.

Although the effective date of the New Sponsors Acquisition was February 4, 2008, due to the immateriality of our results of operations for the period between February 1, 2008 and February 4, 2008, we accounted for the New Sponsors Acquisition as if it had occurred on February 1, 2008.

On February 4, 2008, in order to finance in part the New Sponsors Acquisition, Serafina borrowed $4.96 billion in aggregate principal amount of term loans under a $2.81 billion senior unsecured bridge loan credit agreement, or the Senior Bridge Loan Credit Agreement, and under a $2.15 billion senior unsecured PIK election bridge loan credit agreement, or the PIK Election Bridge Loan Credit Agreement, and together with the Senior Bridge Loan Credit Agreement, referred to collectively as the Bridge Loan Credit Agreements.

On February 4, 2008, promptly after the consummation of the New Sponsors Acquisition, Intelsat Bermuda transferred certain of its assets (including all of its direct and indirect ownership interests in Intermediate Holdco and Intelsat Corp) and certain of its liabilities and obligations (including its 9 1/4% Senior Notes due 2016, 11 1/4% Senior Notes due 2016, Floating Rate Senior Notes due 2013, Floating Rate Senior Notes due 2015 and its senior unsecured credit facility) to a newly formed direct wholly-owned subsidiary, Intelsat Jackson, pursuant to an assignment and assumption agreement. Following that transfer, referred to as the Intelsat Bermuda Transfer, Intelsat Jackson became the owner of substantially all of Intelsat Bermuda’s existing assets and the obligor with respect to substantially all of Intelsat Bermuda’s existing liabilities and obligations.

On February 4, 2008, immediately after the consummation of the Intelsat Bermuda Transfer, Serafina assigned certain of its assets and liabilities to Intelsat Bermuda, referred to as the Serafina Assignment, including Serafina’s rights and obligations under the Bridge Loan Credit Agreements and a commitment letter it had entered into with certain banks relating to the financing of the New Sponsors Acquisition, referred to as the Financing Commitment Letter. As a result, Intelsat Bermuda is now the obligor under the Bridge Loan Credit Agreements. The terms of the Bridge Loan Credit Agreements are described below under —Liquidity and Capital Resources—Intelsat Bermuda Bridge Loan Credit Agreements.

In connection with the New Sponsors Acquisition, both Intelsat Sub Holdco and Intelsat Corp also entered into amendments to their existing senior secured credit facilities, which became effective on February 4, 2008. Intelsat Corp also borrowed $150.0 million under a new incremental term loan under its senior secured credit facilities. These amendments and the new term loan are described below under —Liquidity and Capital Resources—Secured Credit Agreement Amendments.

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

The consummation of the New Sponsors Acquisition resulted in a change of control under the indentures governing certain of our outstanding series of notes, giving the holders of those notes the right to require us to repurchase those notes at 101% of their principal amount, plus accrued interest to the date of repurchase. Additionally, the consummation of the New Sponsors Acquisition resulted in a change of control under Intelsat Jackson’s $1.0 billion Senior Unsecured Credit Agreement dated as of February 2, 2007, referred to as the Intelsat Jackson Unsecured Credit Agreement, giving the holders of the term loans outstanding thereunder the right to require the repayment of the term loans at 101% of their principal amount, plus accrued interest to the date of repayment.

On March 5, 2008, Intelsat Sub Holdco offered to purchase for cash any and all of its outstanding 8 1/4% Senior Notes due 2013, referred to as the 2013 Sub Holdco Notes, and 8 5/8% Senior Notes due 2015, referred to as the 2015 Sub Holdco Notes, in each case at a purchase price of 101% of the principal amount of such notes plus accrued interest to the date of repurchase. On May 2, 2008, Intelsat Sub Holdco completed the repurchase of $874.6 million principal amount of its outstanding 2013 Sub Holdco Notes and $674.3 million principal amount of its outstanding 2015 Sub Holdco Notes. Intelsat Sub Holdco financed the repurchase of the 2013 Sub Holdco Notes and 2015 Sub Holdco Notes through borrowings under an $883.3 million term loan due 2013 pursuant to a new 8 1/2% Senior Unsecured Credit Agreement, referred to as the 2013 Unsecured Credit Agreement, and a $681.0 million term loan due 2015 pursuant to a new 8 7/8% Senior Unsecured Credit Agreement, referred to as the 2015 Unsecured Credit Agreement, respectively.

Also on March 5, 2008, our indirect wholly-owned subsidiary, Intelsat Corp, offered to purchase for cash any and all of its outstanding 9% Senior Notes due 2014, referred to as the 2014 Corp Notes, and 9% Senior Notes due 2016, referred to as the 2016 Corp Notes, in each case at a purchase price of 101% of the principal amount of such notes plus accrued interest to the date of repurchase. On May 2, 2008, Intelsat Corp completed the repurchase of $651.6 million principal amount of its outstanding 2014 Corp Notes and $575.0 million principal amount of its outstanding 2016 Corp Notes. Intelsat Corp financed the repurchase of the 2014 Corp Notes and the 2016 Corp Notes through borrowings under a $658.1 million term loan due 2014 pursuant to a new 9 1/4% Senior Unsecured Credit Agreement, referred to as the 2014 Unsecured Credit Agreement, and a $580.7 million term loan due 2016 pursuant to a new 9 1/4% Senior Unsecured Credit Agreement, referred to as the 2016 Unsecured Credit Agreement, respectively.

On April 4, 2008, Intermediate Holdco offered to purchase for cash any and all of its outstanding 9 1/4% Senior Discount Notes due 2015, referred to as the 2015 Discount Notes, at a purchase price of 101% of the accreted value of the notes as of June 3, 2008. The offer to purchase the 2015 Discount Notes, referred to as the Intermediate Holdco Change of Control Offer, expires on May 29, 2008 and all 2015 Discount Notes validly tendered and not withdrawn will be repurchased on June 3, 2008. In addition, on May 2, 2008, Intelsat Jackson offered to purchase for cash any and all of its outstanding 9 1/4% Senior Notes due 2016, referred to as the Jackson Guaranteed Notes, and 11 1/4% Senior Notes due 2016, referred to as the Jackson Non-Guaranteed Notes, in each case at a purchase price of 101% of the principal amount of such notes plus accrued interest to the date of repurchase. This change of control offer expires on June 26, 2008 and all Jackson Guaranteed Notes and Jackson Non-Guaranteed Notes validly tendered and not withdrawn will be repurchased on July 1, 2008. Intelsat Jackson also offered to repay any and all of the outstanding loans under the Intelsat Jackson Unsecured Credit Agreement at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repayment. This change of control offer expires on June 30, 2008 and all loans for which a lender elects prepayment will be repaid on July 1, 2008. The offer to purchase the Jackson Guaranteed Notes and the Jackson Non-Guaranteed Notes and the offer to repay the outstanding loans under the Intelsat Jackson Unsecured Credit Agreement are referred to collectively as the Jackson Change of Control Offers. We may engage in open market purchases of any notes or loans that may be subject to a Change of Control Offer before or after consummation of any applicable Change of Control Offer.

Pursuant to the terms of the Financing Commitment Letter, as amended, which was assigned to Intelsat Bermuda by Serafina in the Serafina Assignment, the financial institutions party thereto committed to extend credit to finance the Intermediate Holdco Change of Control Offer and the Jackson Change of Control Offers.

In addition, all outstanding restricted performance shares under the Intelsat Holdings 2005 Share Incentive Plan, or the 2005 Share Plan, vested upon consummation of the New Sponsors Acquisition. Vesting in share-based compensation arrangements, or SCAs, issued under the 2005 Share Plan doubled if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price of each share covered. Vested restricted shares (including time and performance vesting shares) were purchased at approximately $400 per share. In connection with the vesting and modification of these awards, we recorded compensation expense of $197.2 million during the first quarter of 2008 (See Note 2 – Acquisition). All unvested restricted shares and unvested SCAs were exchanged for an equivalent value of unvested restricted shares and unvested SCAs, respectively, of Intelsat Global at a fair value of $100.00 per share. These share grants continue to be classified as a liability of the Company’s parent due to certain repurchase features in the 2005 Share Plan. In addition, the vesting periods associated with the unvested Intelsat Holdings restricted shares continued. These exchange share grants continue to be subject to the same repurchase feature as discussed above and thus continue to be deemed not granted under SFAS No. 123R, Share-Based Payment. We also incurred significant transaction related expenses in connection with the consummation of the New Sponsors Acquisition Transactions, primarily related to advisory fees and amendments of existing debt.

Results of Operations

Three Months Ended March 31, 2007 and the Combined Three Months Ended March 31, 2008

As a result of the consummation of the New Sponsors Acquisition, the financial results for the combined three months ended March 31, 2008 have been separately presented for the “Predecessor Entity” for the period January 1, 2008 to January 31, 2008 and for the “Successor Entity” for the period February 1, 2008 to March 31, 2008. As a result of the New Sponsors Acquisition, the reported results of operations for the three months ended March 31, 2007 and the combined three months ended March 31, 2008 are not necessarily comparable primarily due to higher interest expense resulting from the acquisition financing and higher depreciation and amortization cost principally due to the fair value adjustments to long-lived assets in connection with the New Sponsors Acquisition. The historical results are not necessarily indicative of results to be expected for any future period.

For comparative purposes, we combined the periods from January 1, 2008 through March 31, 2008 in our discussion below, as we believe this combination is useful to provide the reader a period-over-period comparison for purposes of understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe this combination of results for the Predecessor Entity and Successor Entity periods facilitates an investor’s understanding of our results of operations for the combined three months ended March 31, 2008 compared to the three months ended March 31, 2007. This combination is not a U.S. GAAP measure and should not be used in isolation or substituted for the separate Predecessor Entity and Successor Entity results.

	Predecessor Entity	Successor Entity	Combined
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to March 31, 2008	Three Months Ended March 31, 2008
	(in thousands)
Revenue	$190,261	$382,417	$572,678
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	25,683	54,796	80,479
Selling, general and administrative	18,485	29,575	48,060
Depreciation and amortization	64,157	143,679	207,836
Restructuring and transaction costs	313,102	—	313,102
Loss on undesignated interest rate swaps	11,431	31,520	42,951

Total operating expenses	432,858	259,570	692,428

Income (loss) from operations	(242,597)	122,847	(119,750)
Interest expense, net	80,275	224,410	304,685
Other income, net	535	2,544	3,079

Loss before income taxes	(322,337)	(99,019)	(421,356)
Provision for (benefit from) income taxes	(10,476)	1,808	(8,668)

Net loss	$(311,861)	$(100,827)	$(412,688)

The following table sets forth our comparative statements of operations for the three months ended March 31, 2007 and the combined three months ended March 31, 2008, with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented:

	Three Months Ended March 31, 2007	Combined	Combined Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
		Three Months Ended March 31, 2008	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Revenue	$518,237	$572,678	$54,441	11%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	79,369	80,479	1,110	1
Selling, general and administrative	61,809	48,060	(13,749)	(22)
Depreciation and amortization	195,604	207,836	12,232	6
Restructuring and transaction costs	4,827	313,102	308,275	NM
Loss on undesignated interest rate swaps	1,832	42,951	41,119	NM

Total operating expenses	343,441	692,428	348,987	102

Income (loss) from operations	174,796	(119,750)	(294,546)	NM
Interest expense, net	280,671	304,685	24,014	9
Other income (expense), net	(4,835)	3,079	7,914	NM

Loss before income taxes	(110,710)	(421,356)	(310,646)	NM
Provision for (benefit from) income taxes	4,362	(8,668)	(13,030)	NM

Net loss	$(115,072)	$(412,688)	$(297,616)	NM %

Income from Operations

Our income from operations decreased by $294.5 million for the combined three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This was primarily due to the following:

•

a $308.3 million increase in restructuring and transaction costs in connection with the New Sponsors Acquisition Transactions, consisting primarily of $197.2 million related to the sale or cancellation of restricted shares and SCAs upon the consummation of the New Sponsors Acquisition, a transaction fee of $60.0 million paid to entities affiliated or associated with the New Sponsors under a new monitoring fee agreement and $55.3 million in professional fees; and

•	a $41.1 million increase in loss on undesignated interest rate swaps; partially offset by

•	a $54.4 million increase in revenue due to strong sales to new customers, new business expansion to existing customers, a strong renewal rate and improved contract terms.

Revenue

The following table sets forth our comparative revenue by service type for the three months ended March 31, 2007, the period January 1, 2008 to January 31, 2008, the period February 1, 2008 to March 31, 2008 and the combined three months ended March 31, 2008 with the increase (decrease) and percentage changes between the three months ended March 31, 2007 and the combined three months ended March 31, 2008:

	Predecessor Entity		Successor Entity	Combined
	Three Months Ended March 31, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to March 31, 2008	Three Months ended March 31, 2008	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Transponder services	$396,644	$146,344	$291,179	$437,523	$40,879	10%
Managed services	58,309	23,847	49,961	73,808	15,499	27
Channel	43,568	12,525	24,830	37,355	(6,213)	(14)
Mobile satellite services and other	19,716	7,545	16,447	23,992	4,276	22

Total	$518,237	$190,261	$382,417	$572,678	$54,441	11%

Revenue for the combined three months ended March 31, 2008 increased by $54.4 million, or 11%, as compared to the three months ended March 31, 2007. Strong renewals, expansion of existing contracts, new business and improved contract terms contributed to the overall favorable trends. All regions reported revenue increases, with North America, Europe, and Africa and the Middle East showing the strongest gains. In addition to these factors, our revenue increased due to the following:

•

Transponder services—an aggregate increase of $40.9 million due primarily to new business, service expansions and improved contract terms from network services customers for network infrastructure applications of $28.5 million; increased revenue from new and existing direct to home and programmer media customers of $7.6 million; and increased revenue from customers of our government services business of $4.9 million.

•

Managed services—an aggregate increase of $15.5 million primarily due to new business, service expansions, and strong contract renewals. Growth in revenues from network services customers of $7.8 million was primarily due to increased sales of network broadband and Internet trunking and private line services. Growth in revenues from media customers of $4.7 million was primarily due to an increase in occasional video services and multiple channel per carrier services. These services are favored by regional television programmers seeking efficient managed distribution platforms for television content being introduced to new markets. Growth in revenue from customers of our government services business of $3.1 million was primarily due to increased demand for our trunking and private line services.

•

Channel—a decrease of $6.2 million primarily due to continued declines year over year from the continued migration of point-to-point satellite traffic to fiber optic cables across transoceanic routes and the optimization of customer networks, a trend which we expect will continue.

•

Mobile satellite services and other—an aggregate increase of $4.3 million primarily due to increased use of mobile satellite services by customers of our government business of $2.6 million, and increased satellite-related and professional services revenue of $1.6 million.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue increased by $1.1 million, or 1%, to $80.5 million for the combined three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The small increase was primarily due to:

•	an increase of $2.9 million in cost of sales related to increased revenue opportunities; and

•	an increase of $1.8 million in office and occupancy due to building modification and maintenance programs; partially offset by

•	a decrease of $1.3 million in staff-related expenses due to lower headcount; and

•	a decrease of $1.1 million in insurance expenses and various other cost reductions.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $13.7 million, or 22%, to $48.1 million for the combined three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The decrease was primarily due to:

•	a decrease of $3.4 million in staff-related expenses due to lower headcount;

•	a decrease of $5.2 million in bad debt expense due to improved collections; and

•	a decrease of $4.8 million in professional fees due to heightened expenses incurred during the first quarter of 2007 to support our integration activities and other merger and acquisition activities.

Depreciation and Amortization

Depreciation and amortization expense increased by $12.2 million, or 6%, to $207.8 million for the combined three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This increase was primarily due to:

•

an increase of $9.4 million in depreciation and amortization expense due to the increase in the fair value of our depreciable and amortizable assets upon the closing of the New Sponsors Acquisition; and

•

an increase of $6.7 million in depreciation expense resulting from the placement of our Galaxy 17 and Intelsat 11 satellites into service in the third and fourth quarter of 2007, respectively; partially offset by

•	a decrease of $3.9 million in depreciation expense due to certain satellites becoming fully depreciated in 2007.

Interest Expense, Net

Interest expense, net consists of the gross interest expense we incur less the amount of interest we capitalize related to capital assets under construction and less interest income earned during the period. Interest expense, net increased by $24.0 million, or 9%, to $304.7 million for the combined three months ended March 31, 2008 as compared to $280.7 million for the three months ended March 31, 2007. The increase in interest expense was principally due to the incurrence or assumption of approximately $3.7 billion of net additional indebtedness in connection with the New Sponsors Acquisition, along with the following:

•	an increase of $2.3 million resulting from a decrease in offsetting interest income due to lower interest rates and cash balances; partially offset by

•	a decrease of $1.1 million in interest on capitalized performance incentives; and

•	a $4.2 million decrease resulting from an increase in capitalized interest.

Additionally, non-cash interest expense of $18.0 million for the three months ended March 31, 2007 increased to $24.1 million for the combined three months ended March 31, 2008, reflecting the amortization of the deferred financing fees incurred as a result of new debt and the amortization and accretion of discounts and premiums recorded as a result of the fair value adjustments to the pre-existing debt. Also included within interest expense was approximately $28.3 million of additional interest accrued under the new Bridge Loan Credit Agreements, to account for the escalation of the applicable margins under the effective interest method.

Other Income (Expense), Net

Other income (expense), net was $3.1 million for the combined three months ended March 31, 2008 as compared to $4.8 million of net expense for the three months ended March 31, 2007. This $7.9 million change was primarily related to $7.4 million in equity method losses from our investment in the satellite-based broadband services provider, WildBlue Communications, Inc., or WildBlue, during the three months ended March 31, 2007 with no comparable amount during the combined three months ended March 31, 2008. During the second quarter of 2007, cumulative equity method losses exceeded our original investment and, no additional losses from WildBlue have been recognized after that time.

Provision for (Benefit from) Income Taxes

Our benefit from income taxes was $8.7 million for the combined three months ended March 31, 2008 as compared to a provision for income tax of $4.4 million for the three months ended March 31, 2007. The change was principally due to changes in the benefits claimed under the extraterritorial income exclusion. The difference between tax expense reported in our condensed consolidated statements of operations and tax computed at statutory rates was attributable to the provision for foreign taxes, which were principally U.S. and U.K. taxes, as well as withholding taxes on revenue earned in many of our foreign markets. See Note 11 — Income Taxes to our condensed consolidated financial statements for additional discussion of our provision for income taxes.

EBITDA

EBITDA consists of earnings before net interest, taxes and depreciation and amortization. EBITDA is a measure commonly used in the fixed satellite services sector, and we present EBITDA to enhance understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, EBITDA is not a measure of financial performance under U.S. GAAP, and our EBITDA may not be comparable to similarly titled measures of other companies. EBITDA should not be considered as an alternative to operating income or net loss, determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity.

A reconciliation of net loss to EBITDA for the three months ended March 31, 2007 and the combined three months ended March 31, 2008 is as follows:

	Predecessor Entity
		Combined
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008
	(in thousands)
Net loss	$(115,072)	$(412,688)
Add:
Interest expense, net	280,671	304,685
Provision for (benefit from) income taxes	4,362	(8,668)
Depreciation and amortization	195,604	207,836

EBITDA	$365,565	$91,165

Liquidity and Capital Resources

Cash Flow Items

	Predecessor Entity		Successor Entity	Combined
	Three Months Ended March 31, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to March 31, 2008	Three Months Ended March 31, 2008
	(in thousands)
Net cash provided by operating activities	$112,199	$19,619	$206,578	$226,197
Net cash used in investing activities	(131,383)	(24,701)	(85,379)	(110,080)
Net cash used in financing activities	(90,858)	(22,304)	(1,313,616)	(1,335,920)
Net change in cash and cash equivalents	(110,078)	(27,249)	(1,191,557)	(1,218,805)

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $226.2 million for the combined three months ended March 31, 2008 reflected an increase of $114.0 million as compared to the three months ended March 31, 2007. The improved cash flows from operating activities resulted from higher accrued liabilities for interest and improved cash collections of our accounts receivables. The improvements were partially offset by increased prepaid expenses and other assets as well as an overall lower level of net income due to the costs incurred in connection with the New Sponsors Acquisition Transactions.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by $21.3 million to $110.1 million for the combined three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This decrease was due to lower capital expenditures associated with satellites under construction.

Net Cash Used in Financing Activities

Net cash used in financing activities was $1.3 billion for the combined three months ended March 31, 2008 compared to net cash used in financing activities of $90.9 million for the three months ended March 31, 2007. The increase was principally related to payments of $1.3 billion associated with the long-term debt redemptions effected in connection with the New Sponsors Acquisition Transactions.

Long-Term Debt

We are a highly leveraged company and, in connection with the consummation of the New Sponsors Acquisition, we have become a significantly more highly leveraged company, which will result in a significant increase in our interest expense in future periods.

Secured Credit Agreement Amendments

On January 25, 2008, Intelsat Sub Holdco, an indirect wholly-owned subsidiary of the Company, entered into Amendment No. 3 to its Credit Agreement, referred to as the Sub Holdco Credit Agreement, which became effective upon the consummation of the New Sponsors Acquisition and amended and modified the Sub Holdco Credit Agreement to, among other things:

(a)	change the applicable margin (i) on Above Bank Rate, or ABR loans under the Tranche B Term Loan, revolving credit loan and swing line loan facilities to a rate of 1.5% per annum and (ii) on London Interbank Offered Rate, or LIBOR, loans under the Tranche B Term Loan, revolving credit loan and swing line loan facilities to a rate of 2.5% per annum;

(b)	reduce the size of the revolving credit facility by $50 million and add a $50 million incremental revolving credit facility provision;

(c)	add language requiring the payment of a prepayment premium for prepayments of term loans prior to February 4, 2010;

(d)	make certain changes permitting the New Sponsors Acquisition;

(e)	add a financial maintenance covenant requiring compliance with a Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Sub Holdco Credit Agreement) of less than or equal to 1.5 to 1.0; and

(f)	appoint Credit Suisse, Cayman Islands Branch as successor administrative agent.

On January 25, 2008, Intelsat Corp, an indirectly wholly-owned subsidiary of the Company, entered into Amendment No. 2 to its Amended and Restated Credit Agreement, referred to as the Intelsat Corp Amended and Restated Credit Agreement, which became effective upon the consummation of the New Sponsors Acquisition and amended and modified the Intelsat Corp Amended and Restated Credit Agreement to, among other things:

(a)	change the applicable margin (i) on ABR loans that are Term Loans to a rate of 1.5% per annum, (ii) on LIBOR loans that are Term Loans to a rate of 2.5% per annum, (iii) on ABR Loans that are revolving credit loans or swing line loans to a rate of between 1.875% and 1.500%, and (iv) on LIBOR loans that are revolving credit loans or swing line loans to a rate of between 2.875% and 2.500%;

(b)	reduce the size of the revolving facility by $75.0 million and add a $75.0 million incremental revolving credit facility provision;

(c)	split the Tranche B-2 Term Loan into three equal tranches—Tranches B-2-A, Tranche B-2-B, Tranche B-2-C;

(d)	add language requiring the payment of a prepayment premium for prepayments of the term loans prior to February 4, 2011 (with respect to the Tranche B-2-A Term Loans) or February 14, 2010 (with respect to the Tranche B-2-B Term Loans);

(e)	make certain changes permitting the New Sponsors Acquisition;

(f)	add a financial maintenance covenant requiring compliance with a Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Intelsat Corp Amended and Restated Credit Agreement) of less than or equal to 4.5 to 1.0; and

(g)	appoint Credit Suisse, Cayman Islands Branch as successor administrative agent.

Intelsat Bermuda Bridge Loan Credit Agreements

On February 4, 2008, in order to partially finance the New Sponsors Acquisition, Serafina borrowed $4.96 billion in aggregate principal amount of term loans under a $2.81 billion Senior Bridge Loan Credit Agreement and a $2.15 billion PIK Election Bridge Loan Credit Agreement. Intelsat Bermuda assumed these Bridge Loan Credit Agreements in the Serafina Assignment. See “—Impact of the New Sponsors Acquisition Transactions.”

Borrowings under the Bridge Loan Credit Agreements are unsecured and not guaranteed by any other entities. If the loans outstanding under the Bridge Loan Credit Agreements are not repaid within one year after the date of borrowing, the loans will be automatically exchanged for interim loans in the same principal amount maturing nine years after the date of borrowing. After one year, loans outstanding under the Bridge Loan Credit Agreements are also exchangeable for exchange notes, which would be issued by Intelsat Bermuda pursuant to an indenture between Intelsat Bermuda and an indenture trustee.

Borrowings under the Senior Bridge Loan Credit Agreement bear interest at the LIBOR rate in effect from time to time (determined in accordance with the Senior Bridge Loan Credit Agreement) plus a margin of 4.5%, which will increase by an additional 50 basis points six months from February 4, 2008 and will increase an additional 50 basis points for each additional consecutive three-month period thereafter up to a maximum interest rate of 11.25% per annum.

Borrowings under the PIK Election Bridge Loan Credit Agreement bear interest at the LIBOR rate in effect from time to time (determined in accordance with the PIK Election Bridge Loan Credit Agreement) plus a margin of 4.75%, which will increase by an additional 50 basis points six months from February 4, 2008 and will increase an additional 50 basis points for each additional consecutive three-month period thereafter up to a maximum interest rate of 11.5% per annum. In addition, for any interest period through February 4, 2013, Intelsat Bermuda may, at its option, elect to pay interest on the loans under the PIK Election Bridge Loan Credit Agreement (a) entirely in cash, (b) entirely in payment-in-kind interest, referred to as PIK Interest, or (c) 50% in cash and 50% as PIK Interest. If so elected by Intelsat Bermuda, the applicable PIK interest rate will be the cash pay interest rate in effect during the interest period plus 100 basis points. In no event will such interest rate exceed 12.5% per annum. Any PIK Interest will be applied to increase the outstanding principal amount of the loans then outstanding under the PIK Election Bridge Loan Credit Agreement.

In February 2008 and May 2008, we elected to pay interest under the PIK Election Bridge Loan Credit Agreement entirely in PIK Interest through August 4, 2008.

Debt Redemptions and Repayments

On January 15, 2008, we repaid at maturity Intelsat Corp’s $150.0 million of 6 3/8% Senior Notes due 2008 using funds borrowed under the revolving credit facility portion of its senior secured credit facilities. The revolver borrowing was subsequently repaid using funds borrowed under a $150.0 million Incremental Tranche B-2 Term Loan and cash on hand.

On February 4, 2008, Intelsat Bermuda transferred certain debt obligations to Intelsat Jackson (see – Impact of the New Sponsors Acquisition Transactions).

During the three months ended March 31, 2008, we redeemed $1.26 billion in long-term debt and incurred early redemption premiums of $38.5 million as follows:

•	On February 7, 2008, we redeemed Intelsat Jackson’s $260.0 million of Floating Rate Senior Notes due 2013, and incurred an early redemption premium of $18.9 million;

•	On February 7, 2008, we redeemed Intelsat Jackson’s $600.0 million of Floating Rate Senior Notes due 2015, and incurred an early redemption premium of $12.0 million; and

•	On March 6, 2008, we redeemed Intelsat, Ltd.’s $400.0 million of 5 1/4% Senior Notes due 2008, and incurred an early redemption premium of $7.6 million.

Backstop Unsecured Credit Agreements

On May 2, 2008, Intelsat Sub Holdco borrowed a $883.3 million senior unsecured term loan due 2013, referred to as the 2013 Sub Holdco Term Loan, pursuant to the 2013 Unsecured Credit Agreement and a $681.0 million senior unsecured term loan due 2015, referred to as the 2015 Sub Holdco Term Loan, pursuant to the 2015 Unsecured Credit Agreement. The 2013 Sub Holdco Term Loan and the 2015 Sub Holdco Term Loan are referred to collectively as the 2008 Sub Holdco Term Loans. Intelsat Sub Holdco used the proceeds from the 2013 Sub Holdco Term Loan and the 2015 Sub Holdco Term Loan, together with cash on hand, to fund the repurchase of the 2013 Sub Holdco Notes and the 2015 Sub Holdco Notes, respectively, and to pay associated fees and expenses.

The interest rates on the 2013 Sub Holdco Term Loan and the 2015 Sub Holdco Term Loan are fixed at 8 1/2% and 8 7/8%, respectively. Interest on the 2008 Sub Holdco Term Loans is payable semi-annually on January 15 and July 15, commencing on July 15, 2008. Intelsat Sub Holdco may prepay some or all of the 2013

Sub Holdco Term Loan and the 2015 Sub Holdco Term Loan at any time prior to January 15, 2009 and January 15, 2010, respectively, at a price equal to 100% of the principal amount thereof plus the make-whole premium described in the respective credit agreements. Thereafter, Intelsat Sub Holdco may prepay some or all of the 2013 Sub Holdco Term Loan or the 2015 Sub Holdco Term Loan at the applicable prepayment prices set forth in the 2013 Unsecured Credit Agreement and the 2015 Unsecured Credit Agreement, respectively. The 2008 Sub Holdco Term Loans are guaranteed by Intelsat, Ltd., Intelsat Bermuda, Intelsat Jackson, Intermediate Holdco and certain subsidiaries of Intelsat Sub Holdco.

On May 2, 2008, Intelsat Corp borrowed a $658.1 million senior unsecured term loan due 2014, referred to as the 2014 Corp Term Loan, pursuant to the 2014 Unsecured Credit Agreement. Intelsat Corp used the proceeds of the 2014 Corp Term Loan, together with cash on hand, to fund the repurchase of the 2014 Corp Notes and to pay associated fees and expenses. The interest rate on the 2014 Corp Term Loan is fixed at 9 1/4%. Interest on the 2014 Corp Term Loan is payable semi-annually on February 15 and August 15 of each year, beginning on August 15, 2008. Intelsat Corp may prepay some or all of the 2014 Corp Term Loan at any time prior to August 15, 2009, at a price equal to 100% of the principal amount thereof plus the make-whole premium described in the 2014 Unsecured Credit Agreement. Thereafter, Intelsat Corp may prepay some or all of the 2014 Corp Term Loan at the applicable prepayment prices set forth in the 2014 Unsecured Credit Agreement. The 2014 Corp Term Loan is guaranteed by certain U.S. subsidiaries of Intelsat Corp.

On May 2, 2008, Intelsat Corp also borrowed a $580.7 million senior unsecured term loan due 2016, referred to as the 2016 Corp Term Loan, pursuant to the 2016 Unsecured Credit Agreement. The interest rate on the 2016 Term Loan is fixed at 9 1/4%. Intelsat Corp used the proceeds of the 2016 Corp Term Loan, together with cash on hand, to fund the repurchase of the 2016 Corp Notes and to pay associated fees and expenses. Interest on the 2016 Corp Term Loan is payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2008. Intelsat Corp may prepay some or all of the 2016 Corp Term Loan at any time prior to June 15, 2011, at a price equal to 100% of the principal amount thereof plus the make-whole premium described in the 2016 Unsecured Credit Agreement. Thereafter, Intelsat Corp may prepay some or all of the 2016 Corp Term Loan at the applicable prepayment prices set forth in the 2016 Unsecured Credit Agreement. In addition, until June 15, 2009, Intelsat Corp may redeem up to 35% of the 2016 Corp Term Loan with the proceeds of certain equity offerings and capital contributions. The 2016 Corp Term Loan is guaranteed by certain U.S. subsidiaries of Intelsat Corp.

Sub Holdco Adjusted EBITDA and Intelsat Jackson Adjusted EBITDA

In addition to EBITDA which is calculated as set forth in —Results of Operations, we calculate a measure called Sub Holdco Adjusted EBITDA, based on the term Consolidated EBITDA, as defined in the Sub Holdco Credit Agreement establishing Intelsat Sub Holdco’s senior secured credit facilities. Sub Holdco Adjusted EBITDA consists of EBITDA as adjusted to exclude or include certain unusual items, certain other operating expense items and other adjustments permitted in calculating covenant compliance under the Sub Holdco Credit Agreement as described in the table and related footnotes below. Sub Holdco Adjusted EBITDA as presented below is calculated only with respect to Intelsat Sub Holdco and its subsidiaries. Sub Holdco Adjusted EBITDA is a material component of certain ratios used in the Sub Holdco Credit Agreement, such as the secured debt leverage ratio and the total leverage ratio.

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

In addition to EBITDA and Sub Holdco Adjusted EBITDA, we also calculate a measure called Intelsat Jackson Adjusted EBITDA, based on the term Adjusted EBITDA, as defined in the indentures governing the Jackson Guaranteed Notes and the Jackson Non-Guaranteed Notes, collectively referred to as the 2006 Notes. Historically, we referred to this measure as Intelsat Bermuda Adjusted EBITDA. In connection with the consummation of the New Sponsors Acquisition on February 4, 2008, certain assets and liabilities of Intelsat Bermuda, including the 2006 Notes, were transferred to Intelsat Jackson pursuant to the Intelsat Bermuda Transfer. As a result of the Intelsat Bermuda Transfer, Intelsat Bermuda Adjusted EBITDA will be referred to as Intelsat Jackson Adjusted EBITDA in this filing and our future filings. The 2006 Notes were the obligations of Intelsat Jackson at March 31, 2008.

Intelsat Jackson Adjusted EBITDA consists of EBITDA as adjusted to exclude or include certain unusual items, certain other operating expense items and other adjustments permitted in calculating covenant compliance under the indentures of Intelsat Jackson as described in the table and related footnotes below. Intelsat Jackson Adjusted EBITDA as presented below is calculated only with respect to Intelsat Jackson and its subsidiaries. Intelsat Jackson Adjusted EBITDA is a material component of certain ratios used in the indentures governing the 2006 Notes, such as the debt to Intelsat Jackson Adjusted EBITDA ratio and the secured indebtedness leverage ratio.

Under Intelsat Jackson’s indentures, Intelsat Jackson generally may not incur additional indebtedness (subject to certain exceptions) if the debt to Intelsat Jackson Adjusted EBITDA ratio calculated on a pro forma basis at the time of such incurrence would exceed 6.75 to 1.00 and Intelsat Jackson cannot incur certain liens to secure indebtedness (subject to certain exceptions) if the secured indebtedness leverage ratio, after giving effect to the incurrence, exceeds 2.50 to 1.00. In addition, under these indentures, satisfaction of a 5.50 to 1.00 debt to Intelsat Jackson Adjusted EBITDA ratio is generally (subject to certain exceptions) a condition to the making of restricted payments by Intelsat Jackson. Furthermore, under the restricted payments covenants contained in these indentures (subject to certain exceptions), the ability of Intelsat Jackson to make restricted payments (including the making of investments and the payment of dividends), is restricted by a formula based on the amount of Intelsat Jackson Adjusted EBITDA measured from January 1, 2005 and calculated without making pro forma adjustments.

We believe that the inclusion of Sub Holdco Adjusted EBITDA and Intelsat Jackson Adjusted EBITDA in this Quarterly Report is appropriate to provide additional information to investors about the calculation of certain covenants in the Sub Holdco Credit Agreement and the indentures governing the 2006 Notes as mentioned above. We believe that some investors may use Sub Holdco Adjusted EBITDA and Intelsat Jackson Adjusted EBITDA to evaluate our liquidity and financial condition. Sub Holdco Adjusted EBITDA and Intelsat Jackson Adjusted EBITDA are not measures of financial performance under U.S. GAAP, and our Sub Holdco Adjusted EBITDA and Intelsat Jackson Adjusted EBITDA may not be comparable to similarly titled measures of other companies. You should not consider Sub Holdco Adjusted EBITDA and Intelsat Jackson Adjusted EBITDA as alternatives to operating income or net loss, determined in accordance with U.S. GAAP, as indicators of our operating performance, or as alternatives to cash flows from operating activities, determined in accordance with U.S. GAAP, as indicators of cash flows, or as measures of liquidity.

Intelsat Jackson Adjusted EBITDA was $390.1 million and $456.7 million for the three months ended March 31, 2007 and the combined three months ended March 31, 2008, respectively. Sub Holdco Adjusted EBITDA was $229.0 million and $278.3 million for the three months ended March 31, 2007 and the combined three months ended March 31, 2008, respectively. A reconciliation of net cash provided by Intelsat, Ltd. operating activities to Intelsat, Ltd. net loss, Intelsat, Ltd. net loss to Intelsat, Ltd. EBITDA, Intelsat, Ltd. EBITDA to Intelsat Jackson Adjusted EBITDA, and Intelsat Jackson Adjusted EBITDA to Sub Holdco Adjusted EBITDA for the three months ended March 31, 2007 and the combined three months ended March 31, 2008 is as follows:

		Combined (1)
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008
	(in thousands)
Reconciliation of net cash provided by operating activities to net loss:
Net cash provided by operating activities	$112,199	$226,197
Depreciation and amortization	(195,604)	(207,836)
Provision for doubtful accounts	(4,741)	460
Foreign currency transaction gain (loss)	(36)	997
Gain on disposal of assets	360	—
Share-based compensation expense	(1,262)	(198,605)
Compensation cost paid by parent	(288)	—
Deferred income taxes	—	19,356
Amortization and write-off of bond discount and issuance costs	(46,023)	(24,114)
Share in losses of affiliates	(7,378)	—
Loss on undesignated interest rate swaps	(4,173)	(43,565)
Loss on prepayment of debt and other non-cash items	(10,542)	(134)
Changes in operating assets and liabilities, net of effect of acquisition	42,416	(185,444)

Intelsat, Ltd. net loss	(115,072)	(412,688)

Add (Subtract):
Interest expense, net (2)	280,671	304,685
Provision for (benefit from) income taxes	4,362	(8,668)
Depreciation and amortization	195,604	207,836

Intelsat, Ltd. EBITDA	365,565	91,165

Add (Subtract):
Parent and intercompany expenses, net (3)	3,694	3,471
Compensation and benefits (4)	1,869	2,699
Restructuring and transaction costs (5)	4,827	313,102
Acquisition related expenses (6)	6,125	3,305
Equity investment (gains) losses (7)	7,378	(105)
Loss on undesignated interest rate swaps (8)	1,832	42,951
Non-recurring and other non-cash items (9)	2,928	3,111
Satellite performance incentives (10)	(4,087)	(2,971)

Intelsat Jackson Adjusted EBITDA	390,131	456,728

Add (Subtract):
Intelsat Corp Adjusted EBITDA (11)	(165,553)	(216,441)
Parent and intercompany expenses (12)	343	100
Non-recurring intercompany expenses	—	34,991
Satellite performance incentives (10)	4,087	2,971

Sub Holdco Adjusted EBITDA	$229,008	$278,349

(1)	As a result of the consummation of the New Sponsors Acquisition, the financial results for the three months ended March 31, 2008 have been presented separately for the “predecessor entity” for the period January 1, 2008 to January 31, 2008 and for the “successor entity” for the period February 1, 2008 to March 31, 2008. For comparative purposes, we combined the periods from January 1, 2008 to March 31, 2008, as we believe this combination is useful to provide the reader a more accurate comparison. This combination is not a U.S. GAAP measure and it is provided to enhance the reader’s understanding of the results of operations for the periods presented.

(2)	Includes a $10.0 million redemption premium paid in connection with the redemption of Intelsat Sub Holdco’s $1.0 billion Floating Rate Senior Notes due 2012 and the write-off of $28.1 million in deferred financing costs in the three months ended March 31, 2007.

(3)	Represents expenses incurred at Intelsat, Ltd. and Intelsat Bermuda for employee salaries and benefits, office operating costs and other expenses incurred at Intelsat, Ltd. and Intelsat Bermuda.

(4)	Reflects the portion of the expenses incurred relating to our equity compensation plans, defined benefit pension plan and other postretirement benefits that are excludable under the definitions of Intelsat Jackson Adjusted EBITDA and Sub Holdco Adjusted EBITDA.

(5)	Reflects restructuring costs incurred in connection with the PanAmSat Acquisition Transactions and transaction costs related to the New Sponsors Acquisition Transactions.

(6)	Reflects expenses incurred in connection with the monitoring fee agreements with our Former Sponsors to provide certain monitoring, advisory and consulting services to Intelsat Bermuda, Intelsat Sub Holdco and their respective subsidiaries.

(7)	Represents gains or losses incurred under the equity method of accounting.

(8)	Represents the changes in the fair value of the undesignated interest rate swaps which are recognized in operating income.

(9)	Reflects certain non-recurring gains and losses and non-cash income related to the recognition of deferred revenue on a straight-line basis of certain prepaid capacity contracts which are excluded from Intelsat Jackson Adjusted EBITDA and Sub Holdco Adjusted EBITDA by definition.

(10)	Amount represents satellite performance incentive interest expense required to be excluded from interest expense for the calculation of Intelsat Jackson Adjusted EBITDA, but permitted to be included as part of interest expense for the calculation of Intelsat Sub Holdco Adjusted EBITDA.

(11)	This measure is reported publicly by our subsidiary, Intelsat Corp, which is not a subsidiary of Intelsat Sub Holdco.

(12)	Reflects expenses of Intelsat Jackson, Intelsat Holding Corporation and other holding companies not consolidated under Intelsat Sub Holdco.

Funding Sources and Uses

We are a highly leveraged company and have incurred significant additional debt in 2008, which has resulted in a large increase in our obligations related to debt service, including increased interest expense. In the next twelve months, other than the impact of the New Sponsors Acquisition Transactions, including required payments under the Intermediate Holdco Change of Control Offer and the Jackson Change of Control Offers described above, we expect our most significant cash outlays to be for debt service requirements on our outstanding debt and capital expenditures, as described below in —Capital Expenditures. We intend to fund these payment requirements through cash on hand, cash provided by operating activities and borrowings under our senior secured credit facilities.

As of March 31, 2008, we had outstanding letters of credit of $12.1 million and the revolving credit facility was undrawn. Under the terms of the credit agreements governing both Intelsat Sub Holdco’s senior secured credit facilities and Intelsat Corp’s amended and restated senior secured credit facilities, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat, Ltd., under a senior secured debt covenant included in the indenture governing Intelsat,

Ltd.’s outstanding senior notes. As a result, under certain circumstances, Intelsat Sub Holdco may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Corp has certain amounts outstanding under its revolving credit facility, and Intelsat Corp may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving credit facility. The availability under Intelsat Sub Holdco’s and Intelsat Corp’s revolving credit facilities was $240.0 million and $172.9 million, respectively, subject to the aggregate availability restriction.

Contracted Backlog

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog is our expected future revenue under customer contracts, and includes both cancelable and non-cancelable contracts, although 97% of our backlog related to contracts that either were non-cancelable or had substantial termination penalties. Our backlog was approximately $8.2 billion and $8.3 billion as of December 31, 2007 and March 31, 2008, respectively. This backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

Satellite Construction and Launch Obligations

As of March 31, 2008, we had approximately $246.9 million of expenditures remaining under existing satellite construction contracts and satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of March 31, 2008, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

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

Payments for satellites and other property and equipment during the combined three months ended March 31, 2008 were $106.5 million. Payments for satellites and other property and equipment exclude funds paid for deposits on future satellites and launches that are included as a part of other assets and capitalized as construction progresses.

We currently plan to launch two satellites in 2008 and have three additional satellites on order with launches planned in 2009. We expect our 2008 total capital expenditures to range from approximately $460 million to $500 million. We intend to fund our capital expenditure requirements through cash on hand, cash provided from operating activities and, if necessary, borrowings under the revolving facilities of our senior secured credit facilities.

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

Approximately 44%, or $6.7 billion, of our debt as of March 31, 2008 was fixed-rate debt, excluding interest rate swaps. While changes in interest rates impact the fair value of this debt, there is no impact to earnings or cash flows because we intend to hold these obligations to maturity unless market and other conditions are favorable.

As of March 31, 2008, we held interest rate swaps with an aggregate notional amount of $3.0 billion with maturities ranging from 2010 to 2013. These swaps were entered into to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest. On March 31, 2008, the rate we would pay averaged 3.8% and the rate we would receive averaged 2.9%.

In addition, certain of these swaps contain options covering a notional amount of $717.0 million that would effectively permit us to terminate the underlying swaps on March 14, 2011, prior to the stated maturity of March 14, 2013. If we exercise the options, the cash flows (excluding accrued and unpaid interest) for the underlying swap and those from the options are expected to offset one another.

These interest rate swaps and options have not been designated for hedge accounting treatment in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, and the changes in fair value of these instruments will be recognized in earnings during the period of change. Assuming a one percentage point decrease in the prevailing forward yield curve, the fair value of the interest rate swap liability would increase to approximately $183.0 million and the fair value of the options would increase to approximately $13.6 million.

We perform interest rate sensitivity analyses on our variable rate debt, including interest rate swaps, and cash and cash equivalents. These analyses indicate that a one percentage point change in interest rates would have an annual pre-tax impact of $50.8 million on our condensed consolidated statements of operations and cash flows as of March 31, 2008. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair values.

Foreign Currency Risk

We do not currently use foreign currency derivatives to hedge our foreign currency exposures. Substantially all of our customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, we are not exposed to material foreign currency exchange risk. However, the service contracts with our Brazilian customers provide for payment in Brazilian reais. Accordingly, we are subject to the risk of a reduction in the value of the Brazilian real as compared to the U.S. dollar in connection with payments made by Brazilian customers, and our exposure to fluctuations in the exchange rate for Brazilian reais is ongoing. However, the rates payable under our service contracts with Brazilian customers are adjusted annually to account for inflation in Brazil, thereby mitigating the risk. For the three months ended March 31, 2007 and the combined three months ended March 31, 2008, our Brazilian customers represented approximately 3% and 2% of our revenue, respectively. Transactions in other currencies are converted into U.S. dollars using rates in effect on the dates of the transactions.

Off-Balance Sheet Arrangements

On August 1, 2005, Intelsat Corp formed its second satellite joint investment with JSAT International, or JSAT, a leading satellite operator in the Asia-Pacific region, to build and launch a Ku-band satellite to operate at 74.05º West Longitude. The joint investment is named Horizons-2. The Horizons-2 satellite entered service in February 2008. The satellite will support digital video, high definition television and IP-based content distribution networks to broadband Internet and satellite news gathering services in the United States. The total future joint investment is expected to be approximately $193.1 million, and both we and JSAT were required to begin funding our 50% share in March 2008. In connection with our investment in Horizons-2, in August 2005, Intelsat Corp entered into a capital contribution and subscription agreement, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made a contribution of $3.6 million in March 2008. Our contribution obligation arises from our estimated future obligation to fund amounts due under Horizons-2’s loan agreement with a third-party lender. We have entered into a security and pledge agreement with the lender and pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore we have recorded a liability of $76.9 million within our condensed consolidated balance sheet as of March 31, 2008 for the remaining obligation as an indirect guarantee in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Indebtedness of Others. Our portion of the investment is being accounted for using the equity method.

We do not have any other significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or liquidity.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement 157, which deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. Examples of nonfinancial assets and liabilities to which the deferral would apply for us include (i) those acquired in a business combination and (ii) goodwill, indefinite-lived intangible assets and long-lived assets measured at fair value for impairment testing. Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires companies to recognize in their balance sheets the funded status of pension and other postretirement benefit plans. Previously unrecognized items under SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, will now be recognized as a component of accumulated other comprehensive income (loss), net of applicable income tax effects. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be our fiscal year end. As described in Note 4 – Retirement Plans and Other Retiree Benefits to our condensed consolidated financial statements, we adopted the recognition provisions of SFAS 158 effective December 31, 2007, and adopted the measurement date provisions during the first quarter of 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 became effective for us beginning on January 1, 2008. The adoption of SFAS 159 in the first quarter of 2008 did not impact our condensed consolidated financial statements since we have not elected to apply the fair value option to any of our eligible financial instruments.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. SFAS 160 is to be applied prospectively except for its presentation and disclosure requirements for existing minority interests, which require retroactive application. We are currently evaluating the requirements of SFAS 160, and the impact, if any, on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivatives Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS 161 is effective for the first quarter 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Disclosures about Market Risk.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act, is recorded, processed, summarized and timely reported as provided in SEC rules and forms. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We periodically review the design and effectiveness of our disclosure controls and procedures worldwide, including compliance with various laws and regulations that apply to our operations. We make modifications to improve the design and effectiveness of our disclosure controls and procedures, and may take other corrective action, if our reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2008. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control over Financial Reporting

During the third quarter of 2007, we began the implementation of a new financial consolidation system which was fully integrated into our financial reporting process during the first quarter of 2008. The new financial consolidation system has improved efficiency in the financial reporting process. We have reviewed the system as it was implemented and the controls affected by the implementation of the new system, and have made appropriate changes to the affected internal controls.

Other than as discussed above, no changes occurred in our internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to litigation in the normal course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

No material changes in the risks related to our business have occurred since we filed our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Document Description

10.1	8.50% $883,346,000 Senior Unsecured Credit Agreement, dated May 2, 2008, by and among Intelsat Subsidiary Holding Company, Ltd., as the Borrower, Intelsat, Ltd., Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd. and Intelsat Intermediate Holding Company, Ltd., as parent guarantors, the several lenders from time to time party thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc, as joint lead arrangers, and the other parties thereto (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on May 6, 2008).

10.2	8.875% $681,012,700 Senior Unsecured Credit Agreement, dated May 2, 2008, by and among Intelsat Subsidiary Holding Company, Ltd., as the Borrower, Intelsat, Ltd., Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd. and Intelsat Intermediate Holding Company, Ltd., as parent guarantors, the several lenders from time to time party thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc, as joint lead arrangers, and the other parties thereto (incorporated by reference to Exhibit 10.2 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on May 6, 2008).

10.3	9 1/4% $658,119,030 Senior Unsecured Credit Agreement, dated May 2, 2008, by and among Intelsat Corp, as the Borrower, the several lenders from time to time party thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers, and the other parties thereto (incorporated by reference to Exhibit 10.3 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on May 6, 2008).

10.4	9 1/4% $580,719,700 Senior Unsecured Credit Agreement, dated May 2, 2008, by and among Intelsat Corporation, as the Borrower, the several lenders from time to time party thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers, and the other parties thereto (incorporated by reference to Exhibit 10.4 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on May 6, 2008).

10.5	Supplemental Indenture, dated as of January 17, 2008, among Intelsat Satellite IS 11, Inc., Intelsat Corporation, the guarantors party thereto and The Bank of New York, as trustee.*

10.6	Third Supplemental Indenture, dated as of January 17, 2008, among Intelsat Satellite IS 11, Inc., Intelsat Corporation and Wells Fargo Bank, National Association, as trustee.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT, LTD.

Date: May 15, 2008	By	/s/ DAVID MCGLADE
David McGlade
Chief Executive Officer

Date: May 15, 2008	By	/s/ JEFFREY FREIMARK
Jeffrey Freimark
Chief Financial Officer