Form 10-Q
period 2008-06-30
INTELSAT LTD
filed 2008-08-14
CIK 1156871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 11, 2008, 12,000 ordinary shares, par value $1.00 per share, were outstanding.

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of December 31, 2007 (Predecessor Entity) and June 30, 2008 (Successor Entity) (Unaudited)	4
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2007 (Predecessor Entity) and the Three Months Ended June 30, 2008 (Successor Entity)	5
	Unaudited Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2007 (Predecessor Entity), the Period January 1, 2008 to January 31, 2008 (Predecessor Entity) and the Period February 1, 2008 to June 30, 2008 (Successor Entity)	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 (Predecessor Entity), the Period January 1, 2008 to January 31, 2008 (Predecessor Entity) and the Period February 1, 2008 to June 30, 2008 (Successor Entity)	7
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	62
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	82
Item 4T.	Controls and Procedures	83

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	84
Item 1A.	Risk Factors	84
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	84
Item 3.	Defaults upon Senior Securities	84
Item 4.	Submission of Matters to a Vote of Security Holders	84
Item 5.	Other Information	84
Item 6.	Exhibits	84

SIGNATURES		86

INTRODUCTION

In this Quarterly Report, unless otherwise indicated or the context otherwise requires, (1) the terms “we,” “us,” “our,” “Intelsat” and the “Company” refer to Intelsat, Ltd. and its currently existing subsidiaries on a consolidated basis, (2) the terms “Serafina Holdings” and “Intelsat Global” refer to Intelsat Global, Ltd. (formerly known as Serafina Holdings Limited), (3) the terms “Serafina” and “Intelsat Global Subsidiary” refer to Intelsat Global Subsidiary, Ltd. (formerly known as Serafina Acquisition Limited), (4) the term “Intelsat Holdings” refers to our parent, Intelsat Holdings, Ltd., (5) the term “Intelsat Bermuda” refers to Intelsat (Bermuda), Ltd., Intelsat, Ltd.’s direct wholly-owned subsidiary, (6) the term “Intelsat Jackson” refers to Intelsat Jackson Holdings, Ltd., a direct wholly-owned subsidiary of Intelsat Bermuda, (7) the term “Intermediate Holdco” refers to Intelsat Intermediate Holding Company, Ltd., Intelsat Jackson’s direct wholly-owned subsidiary, (8) the term “Intelsat Sub Holdco” refers to Intelsat Subsidiary Holding Company, Ltd., Intermediate Holdco’s direct wholly-owned subsidiary, (9) the term “PanAmSat Holdco” refers to PanAmSat Holding Corporation, and not to its subsidiaries, prior to the PanAmSat Acquisition Transactions (as defined below) and the term “Intelsat Holding Corporation” refers to Intelsat Holding Corporation, and not to its subsidiaries, thereafter, (10) the term “Intelsat Corp” refers to PanAmSat Corporation prior to the PanAmSat Acquisition Transactions and Intelsat Corporation thereafter, (11) the term “PanAmSat” refers to PanAmSat Holding Corporation and its subsidiaries on a consolidated basis prior to the PanAmSat Acquisition Transactions, (12) the term “PanAmSat Acquisition Transactions” refers to our acquisition of PanAmSat and related transactions, and (13) the term “New Sponsors Acquisition Transactions” refers to the acquisition of Intelsat Holdings by Serafina and related transactions, as discussed under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the New Sponsors Acquisition Transactions.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTELSAT, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of June 30, 2008
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$426,569	$162,667
Receivables, net of allowance of $32,788 in 2007 and $25,848 in 2008	316,593	309,137
Deferred income taxes	44,944	49,202
Prepaid expenses and other current assets	63,139	79,686

Total current assets	851,245	600,692
Satellites and other property and equipment, net	4,586,348	5,396,796
Goodwill	3,900,193	6,766,066
Non-amortizable intangible assets	1,676,600	3,284,000
Amortizable intangible assets, net	691,490	1,209,475
Other assets	347,456	585,477

Total assets	$12,053,332	$17,842,506

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$139,613	$107,134
Taxes payable	984	—
Employee related liabilities	50,006	32,383
Customer advances for satellite construction	30,610	—
Accrued interest payable	176,597	105,652
Current portion of long-term debt	77,995	97,076
Deferred satellite performance incentives	24,926	28,101
Other current liabilities	117,994	119,783

Total current liabilities	618,725	490,129
Long-term debt, net of current portion	11,187,409	14,714,816
Deferred satellite performance incentives, net of current portion	124,331	132,514
Deferred revenue, net of current portion	167,693	163,866
Deferred income taxes	411,978	725,962
Accrued retirement benefits	82,340	126,951
Other long-term liabilities	183,240	212,225
Commitments and contingencies (Note 13)
Shareholder’s equity (deficit):
Ordinary shares, $1.00 par value, 12,000 shares authorized, issued and outstanding at December 31, 2007 and June 30, 2008	12	12
Paid-in capital	35,091	1,459,767
Accumulated deficit	(763,561)	(182,787)
Accumulated other comprehensive income (loss)	6,074	(949)

Total shareholder’s equity (deficit)	(722,384)	1,276,043

Total liabilities and shareholder’s equity (deficit)	$12,053,332	$17,842,506

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity	Successor Entity
	Three Months Ended June 30,	Three Months Ended June 30,
	2007	2008
Revenue	$543,222	$584,921
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	78,948	81,935
Selling, general and administrative	61,163	51,164
Depreciation and amortization	194,789	217,559
Restructuring and transaction costs	2,317	—
Impairment of asset value	—	63,644
Gain on undesignated interest rate swaps	(8,560)	(99,380)

Total operating expenses	328,657	314,922

Income from operations	214,565	269,999
Interest expense, net	238,603	336,934
Other income, net	1,506	2,835

Loss before income taxes	(22,532)	(64,100)
Provision for income taxes	9,142	17,861

Net loss	$(31,674)	$(81,961)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity		Successor Entity
	Six Months Ended June 30, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to June 30, 2008
Revenue	$1,061,460	$190,261	$967,339
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	158,317	25,683	136,732
Selling, general and administrative	122,973	18,485	80,739
Depreciation and amortization	390,392	64,157	361,238
Restructuring and transaction costs	7,143	313,102	—
Impairment of asset value	—	—	63,644
(Gain) loss on undesignated interest rate swaps	(6,727)	11,431	(67,860)

Total operating expenses	672,098	432,858	574,493

Income (loss) from operations	389,362	(242,597)	392,846
Interest expense, net	519,275	80,275	561,348
Other income (expense), net	(3,328)	535	5,383

Loss before income taxes	(133,241)	(322,337)	(163,119)
Provision for (benefit from) income taxes	13,505	(10,476)	19,668

Net loss	$(146,746)	$(311,861)	$(182,787)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor Entity		Successor Entity
	Six Months Ended June 30, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to June 30, 2008
Cash flows from operating activities:
Net loss	$(146,746)	$(311,861)	$(182,787)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	390,392	64,157	361,238
Impairment of asset value	—	—	63,644
Provision for doubtful accounts	6,277	3,922	(6,934)
Foreign currency transaction gain	(296)	(137)	(1,739)
(Gain) loss on disposal of assets	(25)	—	46
Share-based compensation expense	2,524	196,414	3,103
Compensation cost paid by parent	288	—	—
Deferred income taxes	(1,827)	(16,668)	4,654
Amortization of bond discount, issuance costs and other non-cash items	65,615	6,494	110,999
Interest paid-in-kind	—	—	78,256
Share in (gain) loss of affiliates	6,931	—	(225)
(Gain) loss on undesignated interest rate swaps	(2,163)	11,748	(76,121)
Loss on prepayment of debt and other non-cash items	11,378	108	948
Changes in operating assets and liabilities:
Receivables	(10,027)	358	7,675
Prepaid expenses and other assets	12,398	(25,270)	(9,579)
Accounts payable and accrued liabilities	(78,477)	70,704	(85,298)
Deferred revenue	(19,066)	14,342	16,997
Accrued retirement benefits	(556)	78	658
Other long-term liabilities	(23,405)	5,230	(4,585)

Net cash provided by operating activities	213,215	19,619	280,950

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(241,543)	(24,701)	(180,162)
Capital contribution to Horizons joint venture	—	—	(3,554)
Capital contribution from parent company	—	—	3,404
Other investing activities	1,178	—	539

Net cash used in investing activities	(240,365)	(24,701)	(179,773)

Cash flows from financing activities:
Repayments of long-term debt	(1,633,886)	(168,847)	(4,458,106)
Proceeds from issuance of long-term debt	1,595,000	—	3,215,394
Debt issuance costs	(31,118)	—	(99,998)
Proceeds from credit facility borrowings	—	150,000	—
Repayments of funding of capital expenditures by customer	(34,642)	—	(30,862)
Payment of premium on early retirement of debt	(10,000)	—	(70,308)
Principal payments on deferred satellite performance incentives	(10,359)	(1,333)	(8,662)
Principal payments on capital lease obligations	(4,053)	(2,124)	(2,344)

Net cash used in financing activities	(129,058)	(22,304)	(1,454,886)

Effect of exchange rate changes on cash and cash equivalents	296	137	1,739

Net change in cash and cash equivalents	(155,912)	(27,249)	(1,351,970)
Cash and cash equivalents, beginning of period	583,656	426,569	1,514,637

Cash and cash equivalents, end of period	$427,744	$399,320	$162,667

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$481,375	$119,399	$405,125
Income taxes paid	24,415	4,028	17,587
Supplemental disclosure of non-cash investing activities:
Accrued capital expenditures	$10,945	$13,363	$8,804

Note:	The increase in cash and cash equivalents between the predecessor entity ending balance for the period January 1, 2008 to January 31, 2008 and the successor entity opening balance is due to approximately $1.1 billion in cash received in connection with the closing of the New Sponsors Acquisition Transactions (see Note 2 – New Sponsors Acquisition).

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2008

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

On February 4, 2008, Serafina Acquisition Limited, referred to as Serafina, completed its acquisition of 100% of the equity ownership of the Company’s parent, Intelsat Holdings, for total cash consideration of approximately $5.0 billion, pursuant to a Share Purchase Agreement dated as of June 19, 2007 (the “BC Share Purchase Agreement”), among Serafina, Intelsat Holdings, certain shareholders of Intelsat Holdings and Serafina Holdings Limited, referred to as Serafina Holdings, the direct parent of Serafina. This transaction is referred to as the New Sponsors Acquisition (see Note 2—New Sponsors Acquisition).

Although the effective date of the New Sponsors Acquisition was February 4, 2008, due to the immateriality of the results of operations for the period between February 1, 2008 and February 4, 2008, the Company has accounted for the New Sponsors Acquisition as if it had occurred on February 1, 2008 and “pushed-down” the recorded accounting adjustments to reflect the acquisition of the Company at fair value. The condensed consolidated financial statements presented for the three and six months ended June 30, 2007 and for the period January 1, 2008 to January 31, 2008 are shown under the “predecessor entity.” The condensed consolidated financial statements as of June 30, 2008, for the three months ended June 30, 2008, and for the period from February 1, 2008 to June 30, 2008 show the operations of the “successor entity.”

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Examples of estimates include the determination of fair value with respect to certain assets acquired and liabilities assumed in the New Sponsors Acquisition, the allowance for doubtful accounts, pension and postretirement benefits, the fair value of the Company’s undesignated interest rate swaps, income taxes, useful lives of satellites, intangible assets and other property and equipment and recoverability of goodwill and non-amortizable intangible assets. Changes in such estimates may affect amounts reported in future periods.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. In connection with the Company’s implementation of a new financial reporting system, which was placed in service during the

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

first quarter of 2008, the Company identified that certain unallocated cost centers were allocated to direct costs of revenue (exclusive of depreciation and amortization) or selling, general and administrative expense based on a company-wide distribution of allocated costs to each of these expense categories. In order to more appropriately align these unallocated costs between direct costs of revenue (exclusive of depreciation and amortization) and selling, general and administrative expense categories, the Company revised the allocation methodology based on the primary purpose of each legal entity (e.g., sales center, teleport or operation, or administrative). The reclassification did not impact the Company’s previously reported revenue, total operating expenses, income (loss) from operations or net loss.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement 157, which deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. Examples of nonfinancial assets and liabilities to which the deferral would apply for the Company include (i) those acquired in a business combination and (ii) goodwill, indefinite-lived intangible assets and long-lived assets measured at fair value for impairment testing. Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities recognized at fair value. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s condensed consolidated financial statements.

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

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

effective for fiscal years beginning on or after December 15, 2008. SFAS 141R is to be applied prospectively, with early adoption prohibited. The Company will adopt SFAS 141R upon its effective date as appropriate for any future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. SFAS 160 is to be applied prospectively except for its presentation and disclosure requirements for existing minority interests, which require retroactive application. The Company is currently evaluating the requirements of SFAS 160 and the impact, if any, on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”); and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS 161 is effective for the Company in the first quarter of 2009. The Company is currently evaluating the requirements of SFAS 161 and the impact, if any, on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP SFAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements or, in the absence of that experience, consider the assumptions that market participants would use regarding a renewal or extension, adjusted for entity-specific factors. The intent of FSP SFAS 142-3 is to improve consistency between the useful life of a recognized asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. Additionally, FSP SFAS 142-3 requires expanded disclosures regarding an entity’s intangible assets. The guidance in FSP SFAS 142-3 for determining the useful life of a recognized intangible asset is to be applied prospectively to intangibles acquired after the effective date. The disclosure requirements, however, must be applied prospectively to all intangibles recognized as of, and subsequent to, the effective date. FSP SFAS 142-3 is effective for the Company in the first quarter of 2009. The Company is currently evaluating the requirements of FSP SFAS 142-3 and the impact, if any, on its consolidated financial statements.

Fair Value Measurements

SFAS 157, which the Company prospectively adopted on January 1, 2008, defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. SFAS 157 establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:

•	Level 1—unadjusted quoted prices for identical assets or liabilities in active markets;

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

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

The Company performed an evaluation of its financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework of SFAS 157. As a result of that evaluation, the Company identified investments in marketable securities and interest rate financial derivative instruments as having met such criteria.

The Company accounts for its investments in marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All investments have been classified as available-for-sale securities as of December 31, 2007 and June 30, 2008, and are included in other assets in the accompanying condensed consolidated balance sheets. Available-for-sale securities are stated at fair value with any unrealized gains and losses reported as accumulated other comprehensive income (loss) within shareholder’s equity (deficit). Realized gains and losses and declines in fair value on available-for-sale securities that are determined to be other than temporary are included in other income (expense), net within the Company’s condensed consolidated statements of operations. Interest and dividends on available-for-sale securities are included in interest expense, net and other income (expense), net, respectively, within the condensed consolidated statements of operations.

The Company determined that the valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, has classified such investments within Level 1 of the SFAS 157 hierarchy framework. The fair value of the Company’s marketable securities as of June 30, 2008 was $10.2 million.

The fair value of the Company’s interest rate financial derivative instruments reflects the estimated amounts that the Company would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and its current creditworthiness. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as the estimates of current credit spread, to evaluate the likelihood of default by the Company or its counterparties. The Company has assessed the significance of the inputs of the credit valuation adjustments to the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Note 2    New Sponsors Acquisition

On February 4, 2008, Serafina completed its acquisition of 100% of the equity ownership of Intelsat Holdings for total cash consideration of approximately $5.0 billion, pursuant to the BC Share Purchase Agreement among Serafina, Intelsat Holdings, certain shareholders of Intelsat Holdings and Serafina Holdings.

Serafina Holdings is an entity newly formed by funds controlled by BC Partners Holdings Limited, referred to as BC Partners, and certain other investors, collectively referred to as the BCEC Funds. Subsequent to the

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

execution of the BC Share Purchase Agreement, two investment funds controlled by Silver Lake and other equity investors joined the BCEC Funds as the equity sponsors of Serafina Holdings. The BCEC Funds, the Silver Lake funds and the other equity sponsors are referred to as the New Sponsors and the acquisition of Intelsat Holdings, the Company’s parent, is referred to as the New Sponsors Acquisition.

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

In order to partially finance the New Sponsors Acquisition, Serafina borrowed $4.96 billion in aggregate principal amount of term loans under a $2.81 billion senior unsecured bridge loan credit agreement, dated as of February 4, 2008 (the “Senior Bridge Loan Credit Agreement”), among Serafina, the several lenders party thereto and certain other parties, and a $2.15 billion senior unsecured payment-in-kind (referred to as “PIK”) election bridge loan credit agreement, dated as of February 4, 2008 (the “PIK Election Bridge Loan Credit Agreement” and, together with the Senior Bridge Loan Credit Agreement, the “Bridge Loan Credit Agreements”), among Serafina, the several lenders party thereto and certain other parties.

Immediately following the New Sponsors Acquisition, Intelsat Bermuda transferred certain of its assets (including all of its direct and indirect ownership interests in Intermediate Holdco and Intelsat Corp) and certain of its liabilities and obligations (including its 9 1/4% Senior Notes due 2016, 11 1/4% Senior Notes due 2016, Floating Rate Senior Notes due 2013, Floating Rate Senior Notes due 2015, and its senior unsecured credit facility) to a newly formed direct wholly-owned subsidiary, Intelsat Jackson, pursuant to an assignment and assumption agreement. Following that transfer, referred to as the Intelsat Bermuda Transfer, Intelsat Jackson became the owner of Intelsat Bermuda’s assets and the obligor with respect to Intelsat Bermuda’s liabilities and obligations, and Intelsat Bermuda no longer had any rights or obligations with respect to such assets and liabilities.

Immediately after the consummation of the Intelsat Bermuda Transfer, Serafina assigned certain of its assets and liabilities to Intelsat Bermuda (the “Serafina Assignment”), including Serafina’s rights and obligations under the Bridge Loan Credit Agreements and a Commitment Letter, dated as of June 19, 2007, among Serafina, the several lenders party thereto and certain other parties, as amended by the Commitment Letter Amendment, dated as of February 7, 2008, referred to as the Financing Commitment Letter.

In addition, the Company’s subsidiaries, Intelsat Sub Holdco and Intelsat Corp, entered into amendments and a joinder to its existing credit agreements to facilitate the New Sponsors Acquisition. The New Sponsors Acquisition Transactions included changes in the debt guarantor structure and represented a change of control under various indentures and credit agreements governing the indebtedness of the Company and its subsidiaries (see Note 9—Long-Term Debt).

Immediately upon the closing of the New Sponsors Acquisition, the Intelsat Bermuda and Intelsat Sub Holdco monitoring fee agreements with the Former Sponsors were terminated. Intelsat Bermuda entered into a

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

new monitoring fee agreement, referred to as the 2008 MFA, with BC Partners and Silver Lake Management Company III, L.L.C., collectively referred to as the 2008 MFA parties, pursuant to which the 2008 MFA parties provide certain monitoring, advisory and consulting services to Intelsat Bermuda.

In connection with the completion of the New Sponsors Acquisition Transactions, the Company recorded $313.1 million of transaction costs within restructuring and transaction costs in its condensed consolidated statement of operations during the predecessor period January 1, 2008 to January 31, 2008. These costs included $197.2 million of costs associated with the repurchase or cancellation of restricted shares and share-based compensation agreements (“SCAs”) of Intelsat Holdings upon completion of the New Sponsors Acquisition, an advisory service fee of $60.0 million paid to the 2008 MFA parties, and $55.3 million in professional fees.

The New Sponsors Acquisition was accounted for by Intelsat Holdings under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. As a result, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. In accordance with Topic 5J of the codified SEC Staff Accounting Bulletins, the preliminary purchase accounting adjustments have been “pushed down” and recorded in the Company’s condensed consolidated financial statements, which resulted in a new basis of accounting for the “successor period” beginning after the consummation of the New Sponsors Acquisition. Determining fair values required the Company to make significant estimates and assumptions which may be revised as additional information becomes available. In order to develop estimates of fair values, the Company considered the following generally accepted valuation approaches: the cost approach, the income approach and the market approach. The Company’s estimates included assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends. Any final adjustments may change the allocation of the purchase price, which could affect the fair value assigned to the assets acquired and liabilities assumed and could result in a material change.

The values of the assets acquired and liabilities assumed have been based on a purchase price which was calculated as follows (in thousands):

Cash paid	$5,023,677
Transaction costs	17,288

Purchase price	5,040,965
Net liabilities of Intelsat Holdings assumed	14,827

Purchase price allocated to Intelsat, Ltd.	$5,055,792

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

A reconciliation of the purchase price adjustments recorded in connection with the New Sponsors Acquisition, including the effects of the push-down accounting and the Serafina Assignment, is presented below (in thousands):

	Predecessor Entity			Successor Entity
	As of January 31, 2008	Transaction Adjustments		As of February 1, 2008
ASSETS
Current assets	$838,890	$1,105,592	(1)	$1,944,482
Satellites and other property and equipment, net	4,551,599	1,022,788		5,574,387
Goodwill	3,900,193	2,865,873		6,766,066
Non-amortizable intangible assets	1,676,600	1,607,400		3,284,000
Amortizable intangible assets, net	683,697	596,793		1,280,490
Other assets	351,909	100,300	(2)	452,209

Total assets	$12,002,888	$7,298,746		$19,301,634

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current portion of long-term debt	$85,515	$—		$85,515
Other current liabilities	622,081	(109,940	)(2)	512,141

Total current liabilities	707,596	(109,940)		597,656
Long-term debt, net of current portion	11,163,972	4,762,516	(2)	15,926,488
Deferred income taxes	400,832	322,937		723,769
Other non-current liabilities	569,033	31,416		600,449

Total liabilities	12,841,433	5,006,929		17,848,362
Total shareholder’s equity (deficit)	(838,545)	2,291,817	(2)	1,453,272

Total liabilities and shareholder’s equity (deficit)	$12,002,888	$7,298,746		$19,301,634

(1)	Includes $1.1 billion in cash received upon consummation of the New Sponsors Acquisition Transactions.

(2)	Includes the effects of the Serafina Assignment.

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

At the closing of the acquisition of the Company by Intelsat Holdings on January 28, 2005 (referred to, together with related transactions, as the “2005 Acquisition Transactions”), all outstanding awards under the 2001 Plan vested, in the money awards were cashed out, and all other awards were cancelled. All outstanding awards made under the 2004 Plan were cancelled and unvested awards were converted into deferred

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

compensation accounts. The opening balance for each deferred compensation account was the excess of $18.75 per share over the exercise price of the relevant award made under the 2004 Plan. Generally, deferred compensation plus interest was payable to employees in accordance with vesting schedules in the original 2004 Plan awards, and unvested amounts were forfeited upon employee termination. Following the conversion to deferred compensation, the Company recorded compensation expense over the vesting period, including $0.6 million and $1.5 million during the three and six months ended June 30, 2007. No expense was recorded in 2008 as all amounts were fully vested as of June 2007.

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

The remaining restricted shares that were awarded were to other employees pursuant to restricted share agreements. These restricted share agreements included transfer and other restrictions, and provide for vesting principally as follows: 50% of the shares awarded are time vesting shares, with 7/60 of the time vesting shares vesting on August 1, 2005 and the remainder of the time vesting shares vesting in fifty-three equal monthly installments of 1/60 of the shares per month beginning September 1, 2005; and the remaining 50% of such restricted shares awarded were performance shares that were to vest if and when, prior to the eighth anniversary of January 28, 2005, the Investors, as defined in the 2005 Share Plan, received a cumulative total return between 2.5 to 3 times the amounts invested by the Investors. Outstanding performance shares not vested by the eighth anniversary of their award would be forfeited.

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

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

assumed by parent” in the Company’s condensed consolidated financial statements. Due to certain repurchase features in the 2005 Share Plan, the restricted share grants were classified as a liability of the Company’s parent, Intelsat Holdings.

Upon consummation of the New Sponsors Acquisition on February 4, 2008, all outstanding restricted performance shares under the 2005 Share Plan vested. Vested restricted shares (including time and performance vesting shares) were purchased at approximately $400 per share (the per share price specified in the BC Share Purchase Agreement). In connection with the vesting of these awards upon the consummation of the acquisition, the Company recorded compensation expense of $148.9 million in the predecessor period January 1, 2008 to January 31, 2008. In connection with the New Sponsors Acquisition, each unvested restricted share of Intelsat Holdings was exchanged for approximately four unvested restricted shares of Serafina Holdings (“exchange shares”) and the exchange shares continue to be classified as a liability of the Company’s parent due to certain repurchase features in the 2005 Share Plan. In addition, the vesting periods associated with the unvested Intelsat Holdings restricted shares continued. During the successor period February 1, 2008 to June 30, 2008, the Company recorded compensation expense of approximately $0.1 million related to the exchange shares.

A summary of the changes in Intelsat Holdings’ non-vested restricted shares during the predecessor period January 1, 2008 through January 31, 2008 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted shares:
Non-vested restricted shares outstanding as of January 1, 2008	334,145	$2.15
Vested January 1, 2008 through January 31, 2008	(260,720)	$2.15

Total non-vested restricted shares at January 31, 2008	73,425	$2.15

A summary of the changes in Serafina Holdings’ non-vested shares during the successor period February 1, 2008 through June 30, 2008 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted shares:
Non-vested restricted shares outstanding as of February 1, 2008	293,926	$2.15
Vested February 1, 2008 through June 30, 2008	(58,999)	$2.15

Total non-vested restricted shares at June 30, 2008	234,927	$2.15

The non-vested restricted shares have a remaining weighted-average vesting period of 19 months.

(c) Share-Based Compensation Arrangements Under the 2005 Share Plan

During 2006 and 2007, Intelsat Holdings entered into SCAs with selected employees of Intelsat Holdings and its direct and indirect subsidiaries under the 2005 Share Plan, which would permit such employees to

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

purchase Intelsat Holdings common shares. These SCAs vested over time and were subject to continued employment through each applicable vesting date. The vesting of these SCAs was to accelerate in the event of the occurrence of both a change in control and a termination without cause (each as defined in the 2005 Share Plan) of the relevant employee.

Any common shares held by employees as a result of the exercise of SCAs could be repurchased by Intelsat Holdings, and any outstanding but unexercised SCAs could be cancelled, at any time after termination of employment. Shares issued as a result of the exercise of SCAs could be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enabled Intelsat Holdings to recover the shares without transferring any appreciation in value if the employee were to terminate voluntarily, the SCAs were not deemed to be granted under SFAS No. 123R, Share-Based Payment (“SFAS 123R”). The repurchase features provided that if an employee were to be terminated without cause or upon death or disability, Intelsat Holdings would have the right for two years to repurchase any vested shares at fair value as determined on the termination date.

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

The Company also granted 54,702 new SCAs to one of the executives at an exercise price of $243.00 per share and 9,174 rollover options at an exercise price of $25.00 per share. These options had a weighted average fair value at the date of grant of $9.9 million, of which $1.2 million and $2.5 million were recorded as compensation expense during the three and six months ended June 30, 2007. The fair value of the options was determined using the Black-Scholes option pricing model, and the Company’s assumptions included a five-year term, volatility of 65.1% (based on industry competitors), a risk-free interest rate of 5.08%, no dividend yield and a fair value of Intelsat Holdings’ shares of $243.00 per share.

In connection with the New Sponsors Acquisition, vesting in SCAs issued under the 2005 Share Plan doubled at consummation of the transaction if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price of each share. In connection with the vesting and cancellation of these awards, the Company recorded expense of $47.6 million in the predecessor period January 1, 2008 to January 31, 2008. The remaining unvested SCAs were rolled over into new options of Serafina Holdings, but continue to be subject to the same repurchase feature as discussed above and thus continue to be deemed not granted under SFAS 123R. During the three months ended June 30, 2008, 45,421 options were cancelled in return for cash and $3.0 million of expense was recognized.

(d) Deferred Compensation Plan and Supplemental Savings Plan

Intelsat Corp had a Deferred Compensation Plan and a Supplemental Savings Plan for eligible employees. Under both plans, executives and other highly compensated employees were entitled to defer a portion of their

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

compensation to future years. In connection with the PanAmSat Acquisition Transactions, Intelsat Corp terminated both the Supplemental Savings Plan and the Deferred Compensation Plan immediately before the closing of the PanAmSat Acquisition Transactions on July 3, 2006. The remaining payments of $6.2 million were made to participants of the plans in the first quarter of 2007.

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

Adoption of SFAS 158. On December 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of the plan assets and the projected benefit obligations) of its pension and other postretirement benefits in the December 31, 2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of income taxes. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial gains/losses and unrecognized prior service costs/credits, both of which were previously netted against the plan’s funded status in the Company’s consolidated balance sheets pursuant to SFAS 87 and SFAS 106. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of accumulated other comprehensive income (loss). Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income (loss) at adoption of SFAS 158.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

On January 1, 2008 the Company adopted the measurement provisions of SFAS 158 utilizing a 15 month model for transition. Accordingly, the Company used its September 30, 2007 valuation to project 15 months of net periodic benefit cost and recognized 3/15ths, or $0.5 million (net of tax), of such costs as an adjustment to accumulated deficit in January 2008.

Net periodic pension benefit included the following components for the three months ended June 30, 2007 and 2008, the six months ended June 30, 2007, the predecessor period January 1, 2008 to January 31, 2008, and the successor period February 1, 2008 to June 30, 2008 (in thousands):

	Pension Benefits
	Predecessor Entity	Successor Entity	Predecessor Entity		Successor Entity
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2008	Six Months Ended June 30, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to June 30, 2008
Service cost	$809	$621	$1,618	$217	$1,035
Interest cost	4,439	5,064	8,879	1,621	8,440
Expected return on plan assets	(5,889)	(5,775)	(11,779)	(2,014)	(9,625)
Amortization of unrecognized prior service cost	(98)	—	(196)	(26)	—
Amortization of unrecognized net loss	—	—	—	18	—

Total benefit	$(739)	$(90)	$(1,478)	$(184)	$(150)

Net periodic other postretirement benefits costs included the following components for the three months ended June 30, 2007 and 2008, the six months ended June 30, 2007, the predecessor period January 1, 2008 to January 31, 2008, and the successor period February 1, 2008 to June 30, 2008 (in thousands):

	Other Postretirement Benefits
	Predecessor Entity	Successor Entity	Predecessor Entity		Successor Entity
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2008	Six Months Ended June 30, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to June 30, 2008
Service cost	$394	$232	$788	$83	$387
Interest cost	1,060	1,246	2,120	387	2,077
Amortization of unrecognized prior service cost	—	—	—	10	—
Amortization of unrecognized net gain	(24)	—	(48)	(24)	—

Total costs	$1,430	$1,478	$2,860	$456	$2,464

The effect of the New Sponsors Acquisition and the allocation of the purchase price to the individual assets acquired and liabilities assumed was an increase to the projected benefit obligation of $43.2 million. Additionally, all previously existing net gain or loss, prior service cost or credits recognized in accumulated other comprehensive income (loss) were eliminated in purchase accounting (see Note 2—New Sponsors Acquisition).

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

(b) Other Retirement Plans

The Company maintains two defined contribution retirement plans, qualified under the provisions of Section 401(k) of the Internal Revenue Code, for its employees in the United States. One plan is for Intelsat employees who were hired before July 19, 2001 or otherwise participate in the Supplemental Retirement Income Plan (the “SRIP”) and the other plan is for Intelsat employees hired on or after July 19, 2001, the Retirement Savings Plan (the “RSP”). Each employee participating in the SRIP or RSP is eligible to contribute, on a tax deferred basis and on an after-tax basis, up to 100% of eligible earnings, subject to regulatory limits. The Company matches 50% of employee contributions up to 2% of eligible earnings for participants in the SRIP, and 100% of employee contributions up to 5% of eligible earnings for participants in the RSP. Additionally, the Company provides a discretionary contribution based on performance against pre-defined metrics of between 0% and 4% of eligible earnings for employees participating in the SRIP or the RSP and a fixed contribution of 2% of eligible earnings for participants in the RSP, all subject to regulatory limits. The Company recognized compensation expense for these plans of $3.2 million, $0.5 million, and $2.9 million for the six months ended June 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to June 30, 2008, respectively. Intelsat also maintains an unfunded deferred compensation plan for executives; however, benefit accruals under the plan were discontinued during 2001. Intelsat maintains other defined contribution retirement plans in several non-U.S. jurisdictions.

Note 5    Receivables

Receivables were comprised of the following (in thousands):

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of June 30, 2008
Service charges:
Billed	$312,665	$305,447
Unbilled	26,899	24,830
Other	9,817	4,708
Allowance for doubtful accounts	(32,788)	(25,848)

Total	$316,593	$309,137

Unbilled satellite utilization charges represent amounts earned and accrued as receivables from customers for their usage of the Intelsat satellite system prior to the end of the period. Unbilled service charges are expected to be billed and collected within twelve months of the respective balance sheet date. Other receivables as of December 31, 2007 and June 30, 2008 include $7.1 million and $1.7 million, respectively, of receivables due from the Company’s parent, Intelsat Holdings.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

Note 6    Satellites and Other Property and Equipment

(a) Satellites and Other Property and Equipment, Net

Satellites and other property and equipment, net, including a satellite utilized under a capital lease agreement, were comprised of the following (in thousands):

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of June 30, 2008
Satellites and launch vehicles	$5,578,114	$5,106,280
Information systems and ground segment	542,957	311,696
Buildings and other	267,735	261,211

Total cost	6,388,806	5,679,187
Less: accumulated depreciation	(1,802,458)	(282,391)

Total	$4,586,348	$5,396,796

Satellites and other property and equipment, net as of December 31, 2007 and June 30, 2008, included construction-in-progress of $681.1 million and $675.8 million, respectively. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $26.8 million, $4.7 million and $28.8 million were capitalized for the six months ended June 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to June 30, 2008, respectively. The satellite under capital lease had a net book value of $9.3 million and $6.1 million as of December 31, 2007 and June 30, 2008, respectively. Carrying amounts as of June 30, 2008 reflect the fair value adjustments recorded in connection with the New Sponsors Acquisition (see Note 2—New Sponsors Acquisition).

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

(b) Satellite Launch

On May 21, 2008, the Company successfully launched its Galaxy 18 satellite into orbit. This satellite will operate from 123º west longitude and will serve programmers, government and corporate broadband customers in the continental United States, Alaska, Hawaii and Puerto Rico.

(c) Satellite Health

On June 29, 2008, the Company’s Galaxy 26 satellite experienced a sudden and unexpected electrical distribution anomaly causing the loss of a substantial portion of the satellite power generating capability and resulting in the interruption of some of the customer services on the satellite. In accordance with the Company’s existing satellite anomaly contingency plans, the Company restored the service for most Galaxy 26 customers on satellites within the Intelsat fleet, including for some of them on Galaxy 26, certain transponders of which continue to operate normally. The Company recorded a non-cash impairment charge of $63.6 million during June

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

2008 to write down the uninsured Galaxy 26 satellite to its estimated fair value following the anomaly. The estimated fair value was determined based on a discounted cash flow analysis. The anomaly also resulted in a reduction to the estimated remaining useful life of the satellite.

The Company established a failure review board, referred to as the FRB, with Space Systems/Loral, Inc., the manufacturer of the Galaxy 26 satellite, to identify the cause of the problem. The FRB concluded that the failure on the Galaxy 26 satellite was the result of a design flaw similar to the flaw which caused the anomaly on the Galaxy 27 satellite. This design flaw exists on three of the Company’s satellites—Galaxy 26, Galaxy 27 and IS-8. The Company currently believes that the Galaxy 26 satellite anomaly will not result in the acceleration of capital expenditures for a replacement of the Galaxy 26 satellite.

Note 7    Investments

(a) WildBlue Communications, Inc.

The Company has an ownership interest in WildBlue Communications, Inc., referred to as WildBlue, a company offering broadband Internet access services in the continental United States via Ka-band satellite capacity. The Company accounts for its investment using the equity method of accounting. Intelsat’s share of losses of WildBlue is included in other income (expense), net in the accompanying condensed consolidated statements of operations and was $7.4 million for the six months ended June 30, 2007. As of December 31, 2007 and January 31, 2008, cumulative equity losses exceeded the investment, and as a result, the investment balance was zero and no additional losses from WildBlue were recognized. Further, because of a history of operating and on-going losses at WildBlue, the investment was determined to have no value in connection with the allocation of the purchase price from the New Sponsors Acquisition and remained at zero at June 30, 2008.

On July 22, 2008, the Company participated in a new investment in WildBlue by making an additional equity investment of up to $17.7 million. Following this investment, the Company’s fully diluted ownership interest in WildBlue dropped from approximately 28% to approximately 25%. The Company is currently evaluating this additional investment in the light of the guidance provided in Emerging Issues Task Force (“EITF”) 02-18, Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition (“EITF 02-18”). EITF 02-18 provides that when an additional investment represents the funding of prior losses, the investor should recognize previously suspended losses up to the amount of the additional investment determined to represent the funding of prior losses. Determining whether an additional investment represents the funding of prior losses is a matter of judgment and must be evaluated considering all available information. Our previously unrecognized share of WildBlue’s losses was approximately $10.8 million at June 30, 2008.

(b) Horizons-1 and Horizons-2

As a result of the PanAmSat Acquisition Transactions, the Company has a joint venture with JSAT International (“JSAT”), a leading satellite operator in the Asia-Pacific region. The joint venture is named Horizons Satellite Holdings, LLC, and consists of two investments: Horizons-1 and Horizons-2.

Horizons-1 owns and operates the Ku-band portion of the Horizons-1 satellite in the fixed satellite services sector, offering service to customers in the Asia-Pacific region. The Company has a 50% ownership interest in

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

Horizons-1, an investment which is accounted for under the equity method of accounting. The Company’s share of the results of Horizons-1 is included in other income (expense), net in the accompanying condensed consolidated statements of operations and was income of $0.1 million, $0.02 million and $0.2 million for the six months ended June 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to June 30, 2008, respectively. The investment balance of $19.1 million and $17.0 million as of December 31, 2007 and June 30, 2008, respectively, was included within other assets in the accompanying condensed consolidated balance sheets. The investment balance was reduced by $0.5 million as a result of the fair value adjustment recorded in connection with the preliminary allocation of the purchase price for the New Sponsors Acquisition (see Note 2—New Sponsors Acquisition).

During the six months ended June 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to June 30, 2008, the Company recorded expenses of $2.0 million, $0.3 million and $1.6 million, respectively, in relation to the utilization of Ku-band satellite capacity from Horizons-1. Additionally, the Company provides tracking, telemetry and control and administrative services for the Horizons-1 satellite. The Company recorded revenue for these services of $0.3 million, $0.1 million and $0.3 million during the six months ended June 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to June 30, 2008, respectively.

The Company has a revenue share agreement with JSAT related to services sold on the Horizons-1 satellite. The Company is responsible for billing and collecting for all such services sold, but recognizes revenue under this JSAT revenue share agreement on a net basis. As a result of this agreement, the Company reduced revenue by $7.3 million, $1.1 million and $6.1 million for the six months ended June 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to June 30, 2008, respectively, for the amounts owed to JSAT. The payable due to JSAT was $2.5 million and $2.1 million as of December 31, 2007 and June 30, 2008, respectively.

On August 1, 2005, Intelsat Corp formed a second satellite joint investment with JSAT that built and launched a Ku-band satellite in December 2007 to operate at 74.05º west longitude, referred to as Horizons–2. The Horizons-2 satellite was placed into service in February 2008. The satellite supports digital video, high-definition television and internet protocol-based content distribution networks to broadband Internet and satellite news gathering services in the United States. The total future joint investment in Horizons-2 is expected to be $193.1 million as of June 30, 2008, of which each of the joint venture partners is required to fund their 50% share beginning in March 2008. In connection with its investment in Horizons-2, in August 2005, the Company entered into a capital contribution and subscription agreement, which requires it to fund its 50% share of the amounts due under Horizon-2’s loan agreement with a third-party lender. Pursuant to this agreement, the Company made a contribution of $3.6 million in March 2008. The Company has entered into a security and pledge agreement with the lender and pursuant to this agreement, granted a security interest in its contribution obligation to the lender. Therefore, the Company has recorded this obligation as an indirect guarantee in accordance with FASB Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company’s investment is being accounted for using the equity method. As of December 31, 2007 and June 30, 2008, the investment balance of $83.0 million and $80.6 million, respectively, was included within other assets. The Company has recorded a liability of $15.3 million within accrued expenses as of December 31, 2007 and June 30, 2008, and a liability of $67.7 million and $61.6 million within other long-term liabilities as of December 31, 2007 and June 30, 2008, respectively, in the condensed consolidated balance sheets in relation to the future funding of this investment in Horizons-2. In connection with the New Sponsors Acquisition, there was no adjustment to the investment balance or the liability balance related to the Company’s investment in Horizons-2 (see Note 2—New Sponsors Acquisition).

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

The Company provides tracking, telemetry and control and administrative services for the Horizons-2 satellite. There was no Horizons-2 revenue during the six months ended June 30, 2007 or the predecessor period January 1, 2008 to January 31, 2008. The Company recorded revenue for these services of $0.3 million during the successor period February 1, 2008 to June 30, 2008. During the successor period February 1, 2008 to June 30, 2008, the Company recorded expenses of $3.1 million in relation to the utilization of satellite capacity from Horizons-2.

The Company also has a revenue share agreement with JSAT related to services sold on the Horizons-2 satellite. The Company recognizes revenue under the JSAT revenue share agreement on a net basis. As a result of this agreement, the Company reduced revenue by $2.3 million for the successor period February 1, 2008 to June 30, 2008, for the amounts owed to JSAT. The payable due to JSAT was $1.5 million as of June 30, 2008.

In March 2007, the Company entered into an agreement with Horizons-2, to purchase and assume a launch service contract of Horizons-2. Under the agreement, the Company agreed to pay Horizons-2 for amounts paid to date of $14.7 million and assumed the remaining contractual obligation payable to the launch services provider. This launch service contract is currently planned to be used for the launch of the Company’s IS-15 satellite.

Note 8    Goodwill and Other Intangible Assets

As discussed in Note 2—New Sponsors Acquisition, in connection with the New Sponsors Acquisition, a preliminary allocation of the purchase price was performed using information available at the time and was based on estimates of fair values of the assets acquired and liabilities assumed, including revaluation of the Company’s intangible assets.

The carrying amounts of goodwill and acquired intangible assets not subject to amortization consisted of the following (in thousands):

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of June 30, 2008
Goodwill	$3,900,193	$6,766,066
Tradename	$30,000	$70,400
Orbital locations	$1,646,600	$3,213,600

During the quarter ended June 30, 2008, the Company increased goodwill by approximately $42.8 million, primarily due to the resolution of certain pre-acquisition contingencies, including the premiums paid to extinguish certain debt under change of control offers (see Note 9—Long-Term Debt) and the resolution of certain income tax contingencies in accordance with EITF 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination (see Note 11—Income Taxes).

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

The carrying amounts and accumulated amortization of acquired intangible assets subject to amortization consisted of the following (in thousands):

	Predecessor Entity			Successor Entity
	As of December 31, 2007			As of June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$591,400	$(137,822)	$453,578	$743,760	$(66,704)	$677,056
Customer relationships	283,988	(52,430)	231,558	534,030	(3,756)	530,274
Technology	10,000	(3,646)	6,354	2,700	(555)	2,145

Total	$885,388	$(193,898)	$691,490	$1,280,490	$(71,015)	$1,209,475

The difference between gross carrying amounts at December 31, 2007 and June 30, 2008 is due to fair value adjustments recorded in connection with the New Sponsors Acquisition (see Note 2—New Sponsors Acquisition).

Intangible assets are amortized based on the expected pattern of consumption. As of June 30, 2008, backlog and other, customer relationships, and technology had weighted average useful lives of four years, ten years and two years, respectively. The Company recorded amortization expense of $46.8 million, $7.8 million and $71.0 million for the six months ended June 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to June 30, 2008, respectively.

Note 9    Long-Term Debt

The carrying amounts of notes payable and long-term debt were as follows (in thousands):

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of June 30, 2008
Intelsat, Ltd.:
6.5% Senior Notes due November 2013	$700,000	$700,000
Unamortized discount on 6.5% Senior Notes	(88,035)	(230,309)
7.625% Senior Notes due April 2012	600,000	600,000
Unamortized discount on 7.625% Senior Notes	(38,422)	(132,523)
5.25% Senior Notes due November 2008	400,000	—
Unamortized discount on 5.25% Senior Notes	(6,188)	—

Total Intelsat, Ltd. obligations	1,567,355	937,168

Intelsat Bermuda:
11.25% Senior Notes due February 2017	—	2,805,000
11.5% / 12.5% Senior PIK Election Notes due February 2017	—	2,230,971
Floating Rate Senior Notes due June 2013	260,000	—
11.25% Senior Notes due June 2016	1,330,000	—
9.25% Senior Notes due June 2016	750,000	—
Floating Rate Senior Notes due January 2015	600,000	—
Senior Unsecured Credit Facilities due February 2014	1,000,000	—
Unamortized discount on Senior Unsecured Credit Facilities due 2014	(4,495)	—

Total Intelsat Bermuda obligations	$3,935,505	$5,035,971

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of June 30, 2008
Intelsat Jackson:
11.25% Senior Notes due June 2016	$—	$1,330,000
Unamortized premium on 11.25% Senior Notes	—	9,260
9.25% Senior Notes due June 2016	—	750,000
Unamortized premium on 9.25% Senior Notes	—	6,917
Senior Unsecured Credit Facilities due February 2014	—	1,000,000
Unamortized premium on Senior Unsecured Credit Facilities due 2014	—	8,027

Total Intelsat Jackson obligations	—	3,104,204

Intermediate Holdco:
9.25% Senior Discount Notes due February 2015	396,561	4,171
9.5% Senior Discount Notes due February 2015	—	414,783

Total Intermediate Holdco obligations	396,561	418,954

Intelsat Sub Holdco:
8.25% Senior Notes due January 2013	875,000	400
8.50% Senior Notes due January 2013	—	883,346
8.625% Senior Notes due January 2015	675,000	430
8.875% Senior Notes due January 2015	—	681,012
Senior Secured Credit Facilities due July 2013	341,303	339,579
Capital lease obligations	12,438	8,855
7% Note payable to Lockheed Martin Corporation	15,000	10,000

Total Intelsat Sub Holdco obligations	1,918,741	1,923,622

Intelsat Corp:
Senior Secured Credit Facilities due January 2014	1,618,749	1,760,194
Unamortized discount on Senior Secured Credit Facilities	—	(14,143)
Senior Secured Credit Facilities due July 2012	320,319	302,524
9% Senior Notes due August 2014	656,320	4,717
Unamortized premium (discount) on 9% Senior Notes	14,980	(46)
9.25% Senior Unsecured Credit Facilities due August 2014	—	658,119
9% Senior Notes due January 2016	575,000	10
9.25% Senior Unsecured Credit Facilities due June 2016	—	580,720
6.375% Senior Notes due January 2008	150,000	—
Unamortized discount on 6.375% Senior Notes	(14)	—
6.875% Senior Notes due January 2028	125,000	125,000
Unamortized discount on 6.875% Senior Notes	(13,112)	(25,122)

Total Intelsat Corp obligations	3,447,242	3,391,973

Total Intelsat, Ltd. long-term debt	11,265,404	14,811,892

Less:
Current portion of capital lease obligations	8,708	8,475
Current portion of long-term debt	69,287	88,601

Total current portion	77,995	97,076

Total long-term debt, excluding current portion	$11,187,409	$14,714,816

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

New Sponsors Acquisition

On February 4, 2008, in order to partially finance the New Sponsors Acquisition, Serafina borrowed $4.96 billion in aggregate principal amount of term loans under the Bridge Loan Credit Agreements. Immediately following the New Sponsors Acquisition and the Intelsat Bermuda Transfer, Intelsat Bermuda assumed the Bridge Loan Agreements as part of the Serafina Assignment (see Note 2—New Sponsors Acquisition).

Borrowings under the Senior Bridge Loan Credit Agreement bore interest at the London Interbank Offered Rate, or LIBOR, plus a margin of 4.5%, which was to increase by an additional 50 basis points six months from February 4, 2008, and an additional 50 basis points for each additional consecutive three-month period thereafter up to a maximum interest rate of 11.25% per annum.

Borrowings under the PIK Election Bridge Loan Credit Agreement bore interest at LIBOR, plus a margin of 4.75%, which was to increase by an additional 50 basis points six months from February 4, 2008, and would increase an additional 50 basis points for each additional consecutive three-month period thereafter up to a maximum interest rate of 11.5% per annum. In addition, for any interest period through February 4, 2013, the Company could, at its option, elect to pay interest on the loan under the PIK Election Bridge Loan Credit Agreement (a) entirely in cash, (b) entirely in payment-in-kind interest, referred to as PIK Interest, or (c) 50% in cash and 50% as PIK Interest. If so elected by the Company, the applicable PIK Interest rate would be the cash pay interest rate in effect during the interest period plus 100 basis points. In no event would such PIK Interest rate exceed 12.5% per annum. Any PIK Interest would be applied to increase the outstanding principal amount of the loans then outstanding under the PIK Election Bridge Loan Credit Agreement.

Intelsat Bermuda elected to settle the interest payment due May 4, 2008 entirely by increasing the principal amount of the PIK Election Bridge Loan Credit Agreement and, on that date, increased the outstanding principal amount by $48.8 million. The Company elected to pay interest under the PIK Election Bridge Loan Credit Agreement entirely in PIK Interest for the interest period which ended on June 26, 2008.

On June 27, 2008, Intelsat Bermuda repaid in full the Bridge Loan Credit Agreements and issued new senior notes as described in “—Debt Refinancings” below.

In connection with the New Sponsors Acquisition, the Company’s pre-acquisition long-term debt was revalued to fair value as of the effective date of the transaction, resulting in a net decrease of approximately $217.1 million to the carrying value of the debt. This difference between the fair value and par value of the debt is being amortized as an increase to interest expense over the remaining term of the related debt, using the effective interest method.

Credit Facility Amendments

On January 25, 2008, Intelsat Sub Holdco entered into Amendment No. 3 to its Credit Agreement, referred to as the Sub Holdco Credit Agreement, which became effective upon the consummation of the New Sponsors Acquisition and amended and modified the Sub Holdco Credit Agreement to, among other things:

(a)	change the applicable margin (i) on Above Bank Rate, or ABR, loans under the Tranche B Term Loan, revolving credit loan and swing line loan facilities to a rate of 1.5% per annum and (ii) on LIBOR loans under the Tranche B Term Loan, revolving credit loan and swing line loan facilities to a rate of 2.5% per annum;

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

(b)	reduce the size of the revolving facility by $50.0 million and add a $50.0 million incremental revolving credit facility provision;

(c)	add language requiring the payment of a prepayment premium for prepayments of term loans prior to February 4, 2010;

(d)	make certain changes permitting the New Sponsors Acquisition; and

(e)	add a financial maintenance covenant requiring compliance with a Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Sub Holdco Credit Agreement) of less than or equal to 1.5 to 1.0.

On January 25, 2008, Intelsat Corp entered into Amendment No. 2 to its Amended and Restated Credit Agreement, referred to as the Intelsat Corp Amended and Restated Credit Agreement, which became effective upon the consummation of the New Sponsors Acquisition and amended and modified the Intelsat Corp Amended and Restated Credit Agreement to, among other things:

(a)	change the applicable margin (i) on ABR loans that are term loans to a rate of 1.5% per annum, (ii) on LIBOR loans that are term loans to a rate of 2.5% per annum, (iii) on ABR loans that are revolving credit loans or swing line loans to a rate of between 1.500% and 1.875%, and (iv) on LIBOR loans that are revolving credit loans or swing line loans to a rate of between 2.500% and 2.875%;

(b)	reduce the size of the revolving facility by $75.0 million and add a $75.0 million incremental revolving credit facility provision;

(c)	require the payment of a prepayment premium for prepayments of term loans prior to February 4, 2011 (with respect to Tranche B-2-A Term Loans) or February 14, 2010 (with respect to Tranche B-2-B Term Loans);

(d)	make certain changes permitting the New Sponsors Acquisition; and

(e)	add a financial maintenance covenant requiring compliance with a Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Intelsat Corp Amended and Restated Credit Agreement) of less than or equal to 4.5 to 1.0.

On February 4, 2008, in connection with the New Sponsors Acquisition, Intelsat Corp also executed a Joinder Agreement by and among Intelsat Corp, the several lenders party thereto and certain other parties, to the Intelsat Corp Amended and Restated Credit Agreement pursuant to which it incurred an additional $150.0 million in aggregate principal amount of Tranche B-2 Term Loans.

Debt Transfer, Repayment and Redemptions

On January 15, 2008, the Company repaid at maturity Intelsat Corp’s $150.0 million 6 3/8% Senior Notes due 2008 using funds borrowed under the revolving credit facility portion of Intelsat Corp’s senior secured credit facilities. On February 4, 2008, Intelsat Corp used the proceeds of its incremental Tranche B-2 term loan to repay this $150.0 million borrowing.

Intelsat Bermuda transferred its debt obligations to Intelsat Jackson on February 4, 2008 (see Note 2—New Sponsors Acquisition) and the Company subsequently redeemed $1.26 billion in long-term debt and incurred early redemption premiums of $38.5 million as follows:

•	on February 7, 2008, Intelsat Jackson’s $260.0 million of Floating Rate Senior Notes due 2013 were redeemed and an early redemption premium of $18.9 million was incurred;

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

•	on February 7, 2008, Intelsat Jackson’s $600.0 million of Floating Rate Senior Notes due 2015 were redeemed and an early redemption premium of $12.0 million was incurred; and

•	on March 6, 2008, the Company redeemed its $400.0 million of 5 1/4% Senior Notes due 2008 and incurred an early redemption premium of $7.6 million.

The premiums incurred were included in the fair value of the associated debt as of the date of the New Sponsors Acquisition.

Change of Control Offers

The New Sponsors Acquisition resulted in a change of control under the indentures governing certain of the Company’s outstanding series of notes and Intelsat Jackson’s $1.0 billion Senior Unsecured Credit Agreement dated as of February 2, 2007, referred to as the Intelsat Jackson Senior Unsecured Credit Agreement, giving the holders of those notes and loans the right to require the Company to repurchase such notes and loans at 101% of their principal amount, plus accrued interest to the date of repurchase. During the quarter ended June 30, 2008 and on July 1, 2008, the relevant entities completed the repayment of each such change of control offer, financing the repurchases through backstop unsecured credit agreement borrowings under the Financing Commitment Letter or with proceeds from offerings of notes and a new unsecured term loan.

The amount of notes and loans tendered and the related premium amounts incurred resulting from each such change of control offer was not known as of the date of completion of the New Sponsors Acquisition. In connection with the allocation of the purchase price of the New Sponsors Acquisition as of January 31, 2008, the Company estimated the fair value of these obligations based on quoted market prices, which in some cases was different from the repurchase or repayment price offered of 101% of the principal amount (i.e. the change of control put price). During the quarter ended June 30, 2008 and on July 1, 2008, the final tender amounts were determined to be approximately $65.6 million, and the Company allocated an additional $65.6 million of the original purchase price to the fair value of the debt outstanding as of January 31, 2008, which increased goodwill by the same amount.

The following principal amounts were tendered and repurchased in the change of control offers:

•	$281.8 million of Intelsat Jackson’s 11.25% Senior Notes due 2016;

•	$695.0 million of Intelsat Jackson’s 9.25% Senior Notes due 2016;

•	$804.8 million of loans outstanding under the Intelsat Jackson Senior Unsecured Credit Agreement;

•	$408.1 million of Intermediate Holdco’s $478.7 million aggregate principal amount at maturity of 9.25% Senior Discount Notes due 2015;

•	$874.6 million of Intelsat Sub Holdco’s 8.25% Senior Notes due 2013;

•	$674.3 million of Intelsat Sub Holdco’s 8.625% Senior Notes due 2015;

•	$651.6 million of Intelsat Corp’s 9% Senior Notes due 2014; and

•	$575.0 million of Intelsat Corp’s 9% Senior Notes due 2016.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

Debt Refinancings

On June 27, 2008, Intelsat Bermuda issued $2.81 billion of senior notes due 2017, referred to as the 2017 Bermuda Senior Notes, and $2.23 billion of senior PIK election notes due 2017, referred to as the 2017 Bermuda PIK Notes. Proceeds from the issuance of the 2017 Bermuda Senior Notes and the 2017 Bermuda PIK Notes were used to repay in full the $4.96 billion of borrowings under the Bridge Loan Credit Agreements. The 2017 Bermuda Senior Notes bore interest at 7.28% on and prior to August 4, 2008, and bear interest at 11 1/ 4% after August 4, 2008. In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”), the debt was not deemed to have been extinguished.

Under the 2017 Bermuda PIK Notes, Intelsat Bermuda may, at its option, elect to pay interest on the 2017 Bermuda PIK notes (i) entirely in cash, (ii) entirely in PIK Interest or (iii) 50% in cash and 50% in PIK Interest, through June 15, 2013. Subsequent to June 15, 2013, interest on the 2017 Bermuda PIK Notes will be payable in cash. Cash interest on the 2017 Bermuda PIK Notes will accrue at the rate of 7.53% on and prior to August 4, 2008, and at 11 1/2% after August 4, 2008. If so elected by the Company, the applicable PIK Interest rate will be the cash pay interest rate in effect during the period plus 100 basis points. If the Company elects to pay any PIK Interest, it will either increase the principal amount of the outstanding 2017 Bermuda PIK Notes or issue new 2017 Bermuda PIK Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of the 2017 Bermuda PIK Notes.

The Company has elected to pay interest on the 2017 Bermuda PIK Notes entirely in PIK Interest through February 14, 2009. Interest on both the 2017 Bermuda Senior Notes and the 2017 Bermuda PIK Notes is payable semi-annually on August 15 and February 15, commencing on August 15, 2008.

On June 27, 2008, Intelsat Sub Holdco repaid $883.3 million of borrowings under a backstop senior unsecured credit agreement due 2013 and $681.0 million of borrowings under a backstop senior unsecured credit agreement due 2015 with the proceeds of an offering of $883.3 million of Senior Notes due 2013, bearing interest at 8 1/2%, and $681.0 million of senior notes due 2015, bearing interest at 8 7/8%, respectively, collectively referred to as the New Sub Holdco Senior Notes. The initial purchasers of the New Sub Holdco Senior Notes and the lenders under the backstop senior unsecured credit agreements were affiliated parties and the repayment was completed without an exchange of cash between the Company and the lenders. In accordance with EITF 96-19, the debt was not deemed to have been extinguished.

On June 27, 2008, Intermediate Holdco repaid borrowings under a backstop senior unsecured credit agreement due 2015 with the proceeds of an offering of 9 1/2% Senior Discount Notes due 2015, referred to as the 2015 Senior Discount Notes. The initial purchasers of the 2015 Senior Discount Notes and the lenders under the backstop senior unsecured credit agreements were affiliated parties and the repayment was completed without an exchange of cash between the Company and the lenders. In accordance with EITF 96-19, the debt was not deemed to have been extinguished.

On July 1, 2008, Intelsat Jackson issued $284.6 million of Senior Notes due 2016, bearing interest at 11 1/2%, and $701.9 million of Senior Notes due 2016 (guaranteed by certain subsidiaries), bearing interest at 9 1/2%, collectively referred to as the 2016 Senior Notes. The proceeds of the 2016 Senior Notes were used, together with cash on hand, to fund the repurchase of Intelsat Jackson’s 9 1/4% Senior Notes due 2016 and Intelsat Jackson’s 11 1/4% Senior Notes due 2016 tendered in change of control offers. The 2016 Senior Notes have substantially similar terms to the notes repurchased.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

Intelsat Jackson also repurchased loans tendered in a change of control offer relating to the Intelsat Jackson Senior Unsecured Credit Agreement with borrowings of $810.9 million under a new senior unsecured credit agreement that was entered into on July 1, 2008, referred to as the New Intelsat Jackson Senior Unsecured Credit Agreement, together with cash on hand. Borrowings under the New Intelsat Jackson Unsecured Credit Agreement bear interest at either (i) LIBOR plus 300 basis points or (ii) the Above Bank Rate, which is the rate for any day equal to the higher of (a) the Federal Funds Rate plus 50 basis points or (b) the prime rate, plus 200 basis points.

On July 18, 2008, Intelsat Corp repaid $658.1 million of borrowings under a backstop senior unsecured credit agreement due 2014 and $580.7 million of borrowings under a backstop senior unsecured credit agreement due 2016 with the proceeds of an offering of $658.1 million of Senior Notes due 2014, bearing interest at 9 1/4%, and $580.7 million of Senior Notes due 2016, bearing interest at 9 1/4%, respectively, collectively referred to as the New Intelsat Corp Senior Notes. The initial purchasers of the New Intelsat Corp Senior Notes and the lenders under the backstop senior unsecured credit agreements were affiliated parties and the repayment was completed without an exchange of cash between the Company and the lenders. In accordance with EITF 96-19, the debt was deemed to not have been extinguished.

Availability Under the Senior Secured Credit Facilities

As of June 30, 2008, the Company had aggregate outstanding letters of credit of $12.1 million, and both its revolving credit facilities were undrawn. Under the terms of the credit agreements governing Intelsat Sub Holdco’s and Intelsat Corp’s senior secured credit facilities, Intelsat Sub Holdco and Intelsat Corp had $240.0 million (net of standby letters of credit) and $172.9 million (net of standby letters of credit), respectively, of availability under their senior secured credit facilities.

Note 10    Derivative Instruments and Hedging Activities

Interest Rate Swaps

As of June 30, 2008, the Company held interest rate swaps with an aggregate notional amount of $3.0 billion with maturities ranging from 2010 to 2013. These swaps were entered into as described below to economically hedge the variability in cash flow on a portion of the floating-rate term loans under the Company’s senior secured and unsecured credit facilities, but have not been designated as hedges for accounting purposes. On a quarterly basis, the Company receives a floating rate of interest equal to the three-month LIBOR and pays a fixed rate of interest.

In February 2008, the Company and its subsidiaries entered into five-year interest rate swaps with an effective date of March 14, 2008 to hedge interest expense on an aggregate notional amount of $2.35 billion expected to mature on March 14, 2013. In addition, certain of these swaps contain options covering a notional amount of $717.0 million that would effectively permit the Company to terminate the underlying swaps on March 14, 2011, prior to the stated maturity of March 14, 2013. If the Company exercises the options, the cash flows (excluding accrued and unpaid interest) for the underlying swap and those from the options are expected to offset one another.

The Company’s indirect subsidiary, Intelsat Corp, entered into a five-year interest rate swap on March 14, 2005 to hedge interest expense on a notional amount of $1.25 billion. On March 14, 2008, under the original terms of the swap agreement, the notional amount was reduced to $625.0 million, at which level it will remain until expiration on March 14, 2010.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

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

All of these interest rate swaps were undesignated as of June 30, 2008. The swaps have been marked-to-market with any change in fair value recorded within (gain) loss on undesignated interest rate swaps in the Company’s condensed consolidated statements of operations.

As of December 31, 2007 and June 30, 2008, $14.2 million and $48.7 million was included in other long-term liabilities and other long-term assets, respectively, within the Company’s condensed consolidated balance sheets related to the interest rate swaps.

Note 11    Income Taxes

Because Bermuda does not currently impose an income tax, the Company’s statutory tax rate is zero. The difference between tax expense (benefit) reported in the condensed consolidated statements of operations and tax computed at statutory rates is attributable to the provision for foreign taxes, which were principally in the United States and United Kingdom, as well as withholding taxes on revenue earned in many of the Company’s foreign markets.

Prior to August 20, 2004, the Company’s subsidiary, Intelsat Corp, joined with The DIRECTV Group and General Motors Corporation (“GM”) in filing a consolidated U.S. federal income tax return. In April 2004, Intelsat Corp entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among Intelsat Corp and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify Intelsat Corp for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from Intelsat Corp regarding any liability for the federal or consolidated state or local income taxes of GM and The DIRECTV Group, except those income taxes Intelsat Corp is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corp for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of the PanAmSat recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, Intelsat Corp’s tax exposure after indemnification related to these periods is capped at $15.0 million, of which $4.0 million has been paid to date. The tax separation agreement with The DIRECTV Group was effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates. As of December 31, 2007 and June 30, 2008 respectively, the Company has recorded a tax indemnification receivable related to these periods of $6.8 million and $6.7 million.

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

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

The income tax returns for two U.K. indirect subsidiaries of the Company are currently under examination by the U.K. tax authorities: Intelsat Global Sales & Marketing Ltd. for the years ended December 31, 2001, 2002, 2003 and 2004 and PanAmSat Europe Ltd. for the year ended December 31, 2003. As a result of the Company’s operating structure, the Company and its affiliates have entered into various intercompany agreements which have been, at least in part, the focus of the tax authorities in both the U.S. and the U.K. During the second quarter of 2008, the Company had multiple discussions with the U.K. revenue authorities regarding its outstanding audit issues. While the ultimate outcome of such examinations cannot be predicted, substantial progress was made towards resolving some of the outstanding issues. As a result, management has reduced its estimate of the U.K. unrecognized tax benefits by $6.3 million, of which $5.1 million was recorded as a reduction to goodwill.

During the second quarter of 2008, the Company revised its estimate of the benefit it may claim for its 2005 tax year under the extraterritorial income tax exclusion. The change in management’s estimate resulted in an additional tax return benefit of approximately $16.1 million, the effect of which was recorded as a reduction to goodwill.

As of December 31, 2007 and June 30, 2008, the Company’s gross unrecognized tax benefits were $62.5 million and $65.8 million, respectively (including interest and penalties), of which $24.8 million and $0.6 million, respectively, if recognized, would affect the Company’s effective tax rate. As of June 30, 2008, the Company had recorded reserves for interest and penalties in the amount of $5.9 million. Since December 31, 2007, the change in the balance of unrecognized tax benefits consisted of an increase of $10.2 million related to prior period tax positions, a decrease of $6.3 million related to prior period tax positions, a decrease of $0.1 million related to current year tax positions and a decrease of $0.5 million related to the settlement of tax positions.

It is reasonably possible that the on-going audit related to the Company’s U.K. operations will be completed within the next twelve months, which could result in a decrease to its unrecognized tax benefits. In addition, the Company believes it is reasonably possible that the Company will recognize a decrease in unrecognized tax benefits related to the expiration of certain statutes of limitations. The Company believes that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to its results of operations, financial position or cash flows.

Note 12    Restructuring and Transaction Costs

The Company’s restructuring and transaction costs include its historical facilities restructuring plans and management-approved restructuring plans to consolidate and integrate the management and operations of Intelsat and PanAmSat Holdco subsequent to consummation of the PanAmSat Acquisition Transactions as well as transaction-related expenses incurred in connection with the New Sponsors Acquisition. Total restructuring and transaction costs were $2.3 million and $7.1 million for the three and six months ended June 30, 2007, respectively. Restructuring and transaction costs were $313.1 million for the predecessor period January 1, 2008 to January 31, 2008 (see Note 2—New Sponsors Acquisition). No comparable amounts were recorded during the successor period February 1, 2008 to June 30, 2008.

(a) Facilities Restructuring Plan

The facilities restructuring plan approved subsequent to the consummation of the PanAmSat Acquisition Transactions included the closure of the PanAmSat former corporate headquarters in Wilton, Connecticut, as well as two other locations in the United States. These costs relate primarily to payments due on existing lease obligations that are expected to be incurred and paid through 2011. PanAmSat Holdco also had recorded liabilities in connection with its 2002 approval of a plan to restructure several of its United States locations and

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

close certain facilities, some of which are currently being leased through 2011. Additionally, in an effort to further streamline operations, during 2004, PanAmSat consolidated its Manhattan Beach, El Segundo and Long Beach, California facilities. The facilities restructuring liability was $6.4 million and $4.6 million as of December 31, 2007 and June 30, 2008, respectively, the current portion of which is included in accounts payable and accrued liabilities, with the remainder in other long-term liabilities in the condensed consolidated balance sheets. During the quarter ended June 30, 2008, the Company revised the fair value of the recorded liability by $0.6 million as a result of additional information primarily related to its Wilton, Connecticut office, which was closed during 2007. The Company expects to pay approximately $1.7 million during 2008 in connection with the facilities restructuring plan.

(b) Workforce Restructuring Plan

As part of the consolidation and integration associated with the PanAmSat Acquisition Transactions, the Company approved a workforce restructuring plan. This plan provided for the relocation and/or severance of employees due to planned facility closures. This workforce reduction covered approximately 400 employees. Approximately $2.3 million and $7.1 million of operating expenses were recorded in the condensed consolidated statements of operations in relation to this plan during the three and six months ended June 30, 2007, respectively. There were no operating expenses recorded in relation to this plan for the predecessor period January 1, 2008 to January 31, 2008 or the successor period February 1, 2008 to June 30, 2008. These costs included employee compensation, benefits, outplacement services, legal services and relocation. A liability of $6.7 million and $1.7 million as of December 31, 2007 and June 30, 2008, respectively, was included in employee related liabilities in the condensed consolidated balance sheets and the remaining liability at June 30, 2008 is expected to be paid during 2008.

The following table summarizes the recorded accruals, which are included in accounts payable and accrued liabilities, employee related liabilities, and other long-term liabilities in the condensed consolidated balance sheets, and activity related to the facilities restructuring and workforce restructuring (in millions):

	Facilities Restructuring Plan	Workforce Restructuring Plan	Total
Predecessor entity
Balance at December 31, 2007	$6.4	$6.7	$13.1
Net cash payments	(0.1)	(3.1)	(3.2)

Balance at January 31, 2008	6.3	3.6	9.9

Fair value adjustments	(0.6)	—	(0.6)

Successor entity
Balance at February 1, 2008	5.7	3.6	9.3
Net cash payments	(1.0)	(1.9)	(2.9)
Other adjustments	(0.1)	—	(0.1)

Balance at June 30, 2008	$4.6	$1.7	$6.3

No additional costs related to the facilities restructuring plans or the workforce restructuring plan are expected to be incurred.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

Note 13    Contingencies

(a) Litigation and Claims

The Company is subject to litigation in the normal course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on the Company’s financial position or results of operations.

(b) LCO Protection

Most of the customer service commitments entered into prior to Intelsat’s privatization in 2001 were transferred to Intelsat pursuant to novation agreements. Certain of these agreements contain provisions, including provisions for lifeline connectivity obligation, referred to as LCO protection, which constrain Intelsat’s ability to price services in some circumstances. Intelsat’s LCO contracts require the Company to provide customers with the right to renew their service commitments covered by LCO contracts at prices no higher than the prices charged for those services on the privatization date. Under some circumstances, Intelsat may also be required by an LCO contract to reduce the price for a service commitment covered by the contract. LCO protection may continue until July 18, 2013. As of June 30, 2008, Intelsat had approximately $193.0 million of backlog covered by LCO contracts and to date has not been required to reduce prices for its LCO-protected service commitments. There can be no assurance that Intelsat will not be required to reduce prices in the future under its LCO commitments.

(c) Launch Termination Fees

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

(d) Other

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

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

The geographic distribution of Intelsat’s revenue for the three months ended June 30, 2007 and 2008 was as follows:

	Predecessor Entity	Successor Entity
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2008
North America	48%	47%
Europe	15%	17%
Africa and Middle East	17%	17%
Latin America and Caribbean	12%	11%
Asia Pacific	8%	8%

Approximately 5% of the Company’s revenue was derived from its largest customer during the three months ended June 30, 2007 and 2008. The ten largest customers accounted for approximately 21% and 20% of the Company’s revenue for the three months ended June 30, 2007 and 2008, respectively.

The geographic distribution of the Company’s revenue for the six months ended June 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to June 30, 2008 was as follows:

	Predecessor Entity		Successor Entity
	Six Months Ended June 30, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to June 30, 2008
North America	48%	48%	47%
Europe	15%	16%	17%
Africa and Middle East	17%	18%	17%
Latin America and Caribbean	12%	11%	11%
Asia Pacific	8%	7%	8%

Approximately 5%, 7% and 5% of the Company’s revenue was derived from its largest customer during the six months ended June 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to June 30, 2008, respectively. The ten largest customers accounted for approximately 22%, 23% and 20% of the Company’s revenue for the six months ended June 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to June 30, 2008, respectively.

For the three months ended June 30, 2007 and 2008, revenues were derived from the following services:

	Predecessor Entity		Successor Entity
	Three Months Ended June 30, 2007		Three Months Ended June 30, 2008
	(in thousands, except percentages)
Transponder services	$410,110	75%	$445,486	76%
Managed services	65,742	12%	75,157	13%
Channel	41,200	8%	36,089	6%
Mobile satellite services and other	26,170	5%	28,189	5%

Total	$543,222	100%	$584,921	100%

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

For the six months ended June 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to June 30, 2008, revenues were derived from the following services:

	Predecessor Entity				Successor Entity
	Six Months Ended June 30, 2007		Period January 1, 2008 to January 31, 2008		Period February 1, 2008 to June 30, 2008
	(in thousands, except percentages)
Transponder services	$806,754	76%	$146,344	77%	$736,665	76%
Managed services	124,051	12%	23,847	12%	125,118	13%
Channel	84,768	8%	12,525	7%	60,918	6%
Mobile satellite services and other	45,887	4%	7,545	4%	44,638	5%

Total	$1,061,460	100%	$190,261	100%	$967,339	100%

Note 15    Related Party Transactions

(a) Shareholders Agreements

The shareholders of Intelsat Holdings, including recipients of restricted share awards of Intelsat Holdings, entered into a shareholders agreement on January 28, 2005. The shareholders agreement and the bye-laws of Intelsat Holdings provided, among other things, for the governance of Intelsat Holdings and its subsidiaries and provided specific rights to and limitations upon the holders of Intelsat Holdings’ share capital with respect to shares held by such holders.

The agreement terminated upon the completion of the New Sponsors Acquisition, and the New Sponsors and other shareholders of Serafina Holdings entered into similar shareholders agreements on February 4, 2008.

(b) Monitoring Fee Agreements and Transaction Fees

In connection with the closing of the New Sponsors Acquisition on February 4, 2008, Intelsat Bermuda, a wholly-owned subsidiary of the Company, entered into the 2008 MFA with the 2008 MFA parties pursuant to which the 2008 MFA parties provide certain monitoring, advisory and consulting services to Intelsat Bermuda (see Note 2—New Sponsors Acquisition). Intelsat recorded expense for services associated with the 2008 MFA of $3.9 million during the successor period February 1, 2008 to June 30, 2008.

As payment for certain structuring and advisory services rendered, Intelsat Bermuda also paid and expensed an aggregate transaction and advisory fee of $60.0 million to the 2008 MFA parties upon the closing of the New Sponsors Acquisition.

In connection with the closing of the PanAmSat Acquisition Transactions, Intelsat Bermuda entered into a monitoring fee agreement (the “2006 MFA”) with the Former Sponsors, or affiliates of, or entities advised by, designated by or associated with, the Former Sponsors, as the case may be, referred to collectively as the 2006 MFA parties, pursuant to which the 2006 MFA parties provided certain monitoring, advisory and consulting services with respect to Intelsat Bermuda, PanAmSat Holdco and their respective subsidiaries. In connection with the consummation of the New Sponsors Acquisition, this agreement was terminated. Pursuant to the 2006 MFA, an annual fee equal to the greater of $6.25 million or 1.25% of Intelsat Corp Adjusted EBITDA (as defined in the indenture governing the 2016 Corp Notes) was to be paid, and Intelsat Bermuda reimbursed the 2006 MFA

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

parties for their out-of-pocket expenses. Intelsat recorded expense for services associated with the 2006 MFA of $3.5 million during the three months ended June 30, 2007, $6.7 million during the six months ended June 30, 2007 and $0.7 million during the predecessor period January 1, 2008 to January 31, 2008.

In connection with the closing of the 2005 Acquisition Transactions, Intelsat Sub Holdco entered into a monitoring fee agreement (the “2005 MFA”) with Intelsat Holdings and the Former Sponsors, or affiliates of, or entities advised by, designated by or associated with, the Former Sponsors, as the case may be (collectively, the “2005 MFA parties”), pursuant to which the 2005 MFA parties provided certain monitoring, advisory and consulting services to Intelsat. In connection with the consummation of the New Sponsors Acquisition, this agreement was terminated. Pursuant to the 2005 MFA, Intelsat Sub Holdco was obligated to pay an annual fee equal to the greater of $6.25 million or 1.25% of adjusted EBITDA as defined in the indenture governing the 2013 Sub Holdco Notes and the 2015 Sub Holdco Notes, and to reimburse the 2005 MFA parties for their out-of-pocket expenses. Intelsat recorded expense for services associated with the 2005 MFA of $3.3 million during the three months ended June 30, 2007, $6.3 million during the six months ended June 30, 2007 and $1.0 million during the predecessor period January 1, 2008 to January 31, 2008.

(c) Ownership by Management

In connection with and after the closing of the PanAmSat Acquisition Transactions, Intelsat Holdings entered into SCAs under its existing 2005 Share Plan with certain directors, officers and key employees of Intelsat Holdings and its subsidiaries. In the aggregate, these arrangements outstanding as of January 31, 2008 provided for the issuance of approximately 4% of the outstanding voting equity of Intelsat Holdings. In addition, upon consummation of the New Sponsors Acquisition on February 4, 2008, all outstanding restricted performance shares under the 2005 Share Plan vested. Vesting in SCAs issued under the 2005 Share Plan doubled at consummation of the New Sponsors Acquisition if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price of each share covered. Vested restricted shares (including time and performance vesting shares) were purchased at approximately $400 per share (the per share price specified in the BC Share Purchase Agreement). In connection with the vesting and modification of these awards upon the consummation of the acquisition, the Company recorded compensation expense of $197.2 million in January 2008 (see Note 2—New Sponsors Acquisition).

Certain directors, officers and key employees of Intelsat Global and its subsidiaries hold restricted shares and SCAs of Intelsat Global. In the aggregate, these shares and arrangements outstanding as of June 30, 2008 provided for the issuance of approximately 3.2% of the voting equity of Intelsat Global on a fully diluted basis.

(d) Sponsor Investment

Apollo Management L.P., one of the Former Sponsors, is the indirect controlling stockholder of Hughes Communications, Inc. and Hughes Network Systems, LLC, referred to as HNS. HNS is one of the Company’s largest network services customers. The Company recorded $29.0 million, $53.9 million and $9.5 million of revenue during the three months ended June 30, 2007, the six months ended June 30, 2007, and the predecessor period January 1, 2008 to January 31, 2008, respectively, for satellite capacity and other services provided to HNS. The receivable outstanding from HNS as of December 31, 2007 and January 31, 2008 was $12.5 million and $9.8 million, respectively. Two members of the board of directors prior to the New Sponsors Acquisition, Messrs. Africk and Stone, served on the board of directors of Hughes Communications, Inc. and the board of managers of HNS.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

During the three months ended June 30, 2008, affiliates or associates of funds and investment vehicles advised or controlled by one of the New Sponsors, Silver Lake, purchased $90.9 million of the recently issued Intelsat Bermuda 11.25% Senior Unsecured Notes due 2017 and affiliates or associates of funds and investment vehicles advised or controlled by another of the New Sponsors, BC Partners, also purchased $90.9 million of the Intelsat Bermuda 11.25% Senior Unsecured Notes due 2017.

(e) Horizons

The Company has a 50% ownership interest in Horizons-1 and Horizons-2 as a result of a joint venture with JSAT (see Note 7—Investments).

(f) Receivable from Parent

The Company has a receivable from its parent, Intelsat Holdings, as of December 31, 2007 and June 30, 2008 of $7.1 million and $1.7 million, respectively (see Note 5—Receivables).

Note 16    Subsequent Events

As discussed in Note 9, on July 1, 2008, Intelsat Jackson issued $284.6 million of Senior Notes due 2016, bearing interest at 11 1/2%, and $701.9 million of Senior Notes due 2016 (guaranteed by certain subsidiaries), bearing interest at 9 1/2%, collectively referred to as the 2016 Senior Notes. The proceeds of the 2016 Senior Notes were used, together with cash on hand, to fund the repurchase of Intelsat Jackson’s 9 1/4% Senior Notes due 2016 and Intelsat Jackson’s 11 1/4% Senior Notes due 2016 tendered in change of control offers.

On July 18, 2008, Intelsat Corp repaid $658.1 million of borrowings under a backstop senior unsecured credit agreement due 2014 and $580.7 million of borrowings under a backstop senior unsecured credit agreement due 2016 with the proceeds of an offering of $658.1 million of Senior Notes due 2014, bearing interest at 9 1/4%, and $580.7 million of Senior Notes due 2016, bearing interest at 9 1/4%, collectively referred to as the New Intelsat Corp Senior Notes. The initial purchasers of the New Intelsat Corp Senior Notes and the lenders under the backstop senior unsecured credit agreements were affiliated parties and the repayment was completed without an exchange of cash from Intelsat Corp. In accordance with EITF 96-19, the debt was deemed to not have been extinguished.

During July and August 2008, the Company entered into new satellite construction and launch obligations related to two planned replacement satellites for an aggregate increase in our commitments of approximately $250.0 million.

Note 17    Supplemental Consolidating Financial Information

In connection with the acquisition of Intelsat, Ltd. by Intelsat Holdings in January 2005, and related amalgamations, Intelsat Sub Holdco issued $2.6 billion aggregate principal amount of debt, referred to as the 2005 Acquisition Finance Notes, the majority of which was tendered and repurchased in change of control offers in June 2008 (see Note 9—Long-Term Debt). The 2005 Acquisition Finance Notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat, Ltd., its wholly-owned direct subsidiary, Intelsat Bermuda, Intelsat Jackson, Intermediate Holdco and certain wholly-owned subsidiaries of Intelsat Sub Holdco (the “Subsidiary Guarantors”).

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

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

In connection with the PanAmSat Acquisition Transactions, Intelsat Bermuda issued $1.33 billion of 11.25% Senior Notes due 2016 and $260.0 million of Floating Rate Senior Notes due 2013, referred to together as the July 2006 Notes. The July 2006 Notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat. The July 2006 Notes are not guaranteed by any of Intelsat Bermuda’s direct or indirect subsidiaries.

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

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,373	$246	$19,284	$42	$72,460	$48,143	$64,262	$(48,143)	$162,667
Receivables, net of allowance	1,675	—	—	—	187,238	187,241	120,224	(187,241)	309,137
Deferred income taxes	—	—	—	—	16,615	16,615	32,587	(16,615)	49,202
Prepaid expenses and other current assets	408	4,624	18	91	44,449	43,481	41,597	(54,982)	79,686
Intercompany receivables	—	—	—	—	765,430	—	72,688	(838,118)	—

Total current assets	8,456	4,870	19,302	133	1,086,192	295,480	331,358	(1,145,099)	600,692
Satellites and other property and equipment, net	—	—	—	—	2,823,354	2,819,648	2,573,442	(2,819,648)	5,396,796
Goodwill	—	—	—	—	3,432,492	—	3,333,574	—	6,766,066
Non-amortizable intangible assets	—	—	—	—	2,230,930	—	1,053,070	—	3,284,000
Amortizable intangible assets, net	—	—	—	—	634,705	—	574,770	—	1,209,475
Investment in affiliate	2,746,446	7,776,173	11,055,966	7,929,182	(61,566)	(61,566)	98,618	(29,384,635)	98,618
Other assets	—	147,885	26,159	4,880	76,926	41,097	231,009	(41,097)	486,859

Total assets	$2,754,902	$7,928,928	$11,101,427	$7,934,195	$10,223,033	$3,094,659	$8,195,841	$(33,390,479)	$17,842,506

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,269	$21	$—	$75	$35,128	$34,976	$110,525	$(46,477)	$139,517
Accrued interest payable	17,115	12,922	21,837	—	10,782	5,269	42,996	(5,269)	105,652
Current portion of long-term debt	—	—	—	—	16,574	13,127	80,502	(13,127)	97,076
Deferred satellite performance incentives	—	—	—	—	4,193	4,193	23,908	(4,193)	28,101
Other current liabilities	—	—	—	—	65,141	65,141	54,642	(65,141)	119,783
Intercompany payables	519,305	82,878	186,080	49,856	—	720,464	—	(1,558,583)	—

Total current liabilities	541,689	95,821	207,917	49,931	131,818	843,170	312,573	(1,692,790)	490,129
Long-term debt, net of current portion	937,170	5,035,971	3,104,206	418,954	1,906,316	5,000	3,312,199	(5,000)	14,714,816
Deferred satellite performance incentives, net of current portion	—	—	—	—	23,221	23,221	109,293	(23,221)	132,514
Deferred revenue, net of current portion	—	—	—	—	124,265	124,265	39,601	(124,265)	163,866
Deferred income taxes	—	—	—	—	90	90	725,872	(90)	725,962
Accrued retirement benefits	—	—	—	—	70,324	70,324	56,627	(70,324)	126,951
Other long-term liabilities	—	50,690	—	—	37,817	25,364	123,718	(25,364)	212,225
Shareholder’s equity:
Ordinary shares	12	12	12	—	12	—	70	(106)	12
Other shareholder’s equity	1,276,031	2,746,434	7,789,292	7,465,310	7,929,170	2,003,225	3,515,888	(31,449,319)	1,276,031

Total liabilities and shareholder’s equity	$2,754,902	$7,928,928	$11,101,427	$7,934,195	$10,223,033	$3,094,659	$8,195,841	$(33,390,479)	$17,842,506

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

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$—	$—	$352,473	$353,877	$356,675	$(478,104)	$584,921

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	—	70,333	360,033	135,829	(484,260)	81,935
Selling, general and administrative	5,605	2,337	13	76	6,665	5,879	36,468	(5,879)	51,164
Depreciation and amortization	—	—	—	—	128,334	99,544	89,225	(99,544)	217,559
Impairment of asset value	—	—	—	—	63,644	63,644	—	(63,644)	63,644
Gain on undesignated interest rate swaps	—	—	(30,766)	—	(10,469)	—	(58,145)	—	(99,380)

Total operating expenses	5,605	2,337	(30,753)	76	258,507	529,100	203,377	(653,327)	314,922

Income (loss) from operations	(5,605)	(2,337)	30,753	(76)	93,966	(175,223)	153,298	175,223	269,999
Interest expense (income), net	32,266	137,003	68,767	10,571	32,638	(10,402)	55,689	10,402	336,934
Subsidiary income (loss)	(44,092)	95,253	133,267	53,731	(4,721)	(4,721)	-	(228,717)	—
Other income, net	2	—	—	—	767	767	2,066	(767)	2,835

Income (loss) before income taxes	(81,961)	(44,087)	95,253	43,084	57,374	(168,775)	99,675	(64,663)	(64,100)
Provision for income taxes	—	5	—	—	3,643	3,398	14,213	(3,398)	17,861

Net income (loss)	$(81,961)	$(44,092)	$95,253	$43,084	$53,731	$(172,173)	$85,462	$(61,265)	$(81,961)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$—	$313,462	$313,462	$333,356	$(417,058)	$543,222

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	69,073	323,385	112,158	(425,668)	78,948
Selling, general and administrative	7,521	3,441	—	13,325	9,435	38,189	(10,748)	61,163
Depreciation and amortization	—	—	—	118,652	109,052	76,137	(109,052)	194,789
Restructuring and transaction costs	—	—	—	39	39	2,278	(39)	2,317
Gain on undesignated interest rate swaps	—	—	—	—	—	(8,560)	—	(8,560)

Total operating expenses	7,521	3,441	—	201,089	441,911	220,202	(545,507)	328,657

Income (loss) from operations	(7,521)	(3,441)	—	112,373	(128,449)	113,154	128,449	214,565
Interest expense, net	45,410	97,460	8,963	21,049	11,651	65,722	(11,652)	238,603
Subsidiary income	21,272	122,173	85,795	1,396	1,396	—	(232,032)	—
Other income, net	1	—	—	467	467	1,038	(467)	1,506

Income (loss) before income taxes	(31,658)	21,272	76,832	93,187	(138,237)	48,470	(92,398)	(22,532)
Provision for income taxes	16	—	—	7,392	6,728	1,734	(6,728)	9,142

Net income (loss)	$(31,674)	$21,272	$76,832	$85,795	$(144,965)	$46,736	$(85,670)	$(31,674)

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

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD FEBRUARY 1, 2008 TO JUNE 30, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$—	$—	$580,409	$581,813	$586,419	$(781,302)	$967,339

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	—	115,364	596,778	220,857	(796,267)	136,732
Selling, general and administrative	10,768	3,987	16	76	7,041	5,882	58,851	(5,882)	80,739
Depreciation and amortization	—	—	—	—	212,102	164,767	149,136	(164,767)	361,238
Impairment of asset value	—	—	—	—	63,644	63,644	—	(63,644)	63,644
Gain on undesignated interest rate swaps	—	—	(21,055)	—	(7,470)	—	(39,335)	—	(67,860)

Total operating expenses	10,768	3,987	(21,039)	76	390,681	831,071	389,509	(1,030,560)	574,493

Income (loss) from operations	(10,768)	(3,987)	21,039	(76)	189,728	(249,258)	196,910	249,258	392,846
Interest expense (income), net	58,865	227,009	112,572	17,250	51,101	(3,898)	94,551	3,898	561,348
Subsidiary income (loss)	(113,156)	117,861	209,394	129,142	(5,731)	(5,731)	—	(331,779)	—
Other income, net	2	—	—	5	1,424	1,424	3,952	(1,424)	5,383

Income (loss) before income taxes	(182,787)	(113,135)	117,861	111,821	134,320	(249,667)	106,311	(87,843)	(163,119)
Provision for income taxes	—	21	—	—	5,178	4,744	14,469	(4,744)	19,668

Net income (loss)	$(182,787)	$(113,156)	$117,861	$111,821	$129,142	$(254,411)	$91,842	$(83,099)	$(182,787)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$—	$607,734	$607,734	$646,955	$(800,963)	$1,061,460

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	131,120	629,018	218,161	(819,982)	158,317
Selling, general and administrative	12,478	6,814	—	25,981	18,468	79,965	(20,733)	122,973
Depreciation and amortization	—	—	—	238,541	219,341	151,851	(219,341)	390,392
Restructuring and transaction costs	—	—	—	106	106	7,037	(106)	7,143
Gain on undesignated interest rate swaps	—	—	—	—	—	(6,727)	—	(6,727)

Total operating expenses	12,478	6,814	—	395,748	866,933	450,287	(1,060,162)	672,098

Income (loss) from operations	(12,478)	(6,814)	—	211,986	(259,199)	196,668	259,199	389,362
Interest expense, net	91,225	188,810	17,787	87,671	22,010	133,781	(22,009)	519,275
Subsidiary income (loss)	(43,013)	152,611	109,301	252	252	—	(219,403)	—
Other income (expense), net	1	—	—	(5,462)	(5,461)	2,132	5,462	(3,328)

Income (loss) before income taxes	(146,715)	(43,013)	91,514	119,105	(286,418)	65,019	67,267	(133,241)
Provision for income taxes	31	—	—	9,804	8,496	3,670	(8,496)	13,505

Net income (loss)	$(146,746)	$(43,013)	$91,514	$109,301	$(294,914)	$61,349	$75,763	$(146,746)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD JANUARY 1, 2008 TO JANUARY 31, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(1,179)	$(46,397)	$—	$(1,531)	$(11,112)	$68,727	$11,113	$19,619

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	—	—	(9,908)	(9,908)	(14,793)	9,908	(24,701)
Proceeds from intercompany loan receivables	—	—	—	34,000	34,000	—	(68,000)	—

Net cash provided by (used in) investing activities	—	—	—	24,092	24,092	(14,793)	(58,092)	(24,701)

Cash flows from financing activities:
Repayments of long-term debt	—	—	—	(5,862)	(5,000)	(162,985)	5,000	(168,847)
Proceeds from credit facility borrowings	—	—	—	—	—	150,000	—	150,000
Repayment of intercompany loans	—	—	—	—	(102,937)	(34,000)	136,937	—
Principal payments on deferred satellite performance incentives	—	—	—	(87)	(87)	(1,246)	87	(1,333)
Principal payments on capital lease obligations	—	—	—	(2,124)	(2,124)	—	2,124	(2,124)

Net cash used in financing activities	—	—	—	(8,073)	(110,148)	(48,231)	144,148	(22,304)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	45	45	91	(45)	137

Net change in cash and cash equivalents	(1,179)	(46,397)	—	14,533	(97,123)	5,794	97,123	(27,249)
Cash and cash equivalents, beginning of period	1,391	50,998	—	233,880	118,282	140,300	(118,282)	426,569

Cash and cash equivalents, end of period	$212	$4,601	$—	$248,413	$21,159	$146,094	$(21,159)	$399,320

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FEBRUARY 1, 2008 TO JUNE 30, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(23,962)	$(30,226)	$(115,809)	$5,814	$255,889	$138,338	$189,244	$(138,338)	$280,950

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	—	—	(98,725)	(98,725)	(81,437)	98,725	(180,162)
Capital contribution to Horizons joint venture	—	—	—	—	—	—	(3,554)	—	(3,554)
Proceeds from intercompany loan receivables	—	—	—	309	202,194	—	—	(202,503)	—
Capital contribution from parent company	3,404	—	—	—	—	—	—	—	3,404
Dividend from affiliates	432,065	432,065	671,395	671,395	—	—	—	(2,206,920)	—
Other investing activities	—	—	—	—	—	—	539	—	539

Net cash provided by (used in) investing activities	435,469	432,065	671,395	671,704	103,469	(98,725)	(84,452)	(2,310,698)	(179,773)

Cash flows from financing activities:
Repayments of long-term debt	(400,000)	—	(860,000)	(408,116)	(1,550,032)	—	(1,239,958)	—	(4,458,106)
Proceeds from issuance of long-term debt	—	—	—	412,197	1,564,358	—	1,238,839	—	3,215,394
New debt issuance costs	—	(57,130)	—	(5,207)	(19,662)	—	(17,999)	—	(99,998)
Repayment of intercompany loans	(201,629)	—	—	(874)	—	(9,015)	—	211,518	—
Repayment of funding of capital expenditures by customer	—	—	—	—	—	—	(30,862)	—	(30,862)
Payment of premium on early retirement of debt	(7,615)	—	(30,858)	(4,081)	(15,488)	—	(12,266)	—	(70,308)
Advances (to) from affiliates	—	83,000	63,250	—	(53,000)	—	(93,250)	—	—
Principal payments on deferred satellite performance incentives	—	—	—	—	(2,088)	(2,088)	(6,574)	2,088	(8,662)
Principal payments on capital lease obligations	—	—	—	—	(2,187)	(2,187)	(157)	2,187	(2,344)
Dividend to shareholders	—	(432,065)	(432,065)	(671,395)	(671,395)	—	—	2,206,920	—

Net cash used in financing activities	(609,244)	(406,195)	(1,259,673)	(677,476)	(749,494)	(13,290)	(162,227)	2,422,713	(1,454,886)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(37)	(38)	1,776	38	1,739

Net change in cash and cash equivalents	(197,737)	(4,356)	(704,087)	42	(390,173)	26,285	(55,659)	(26,285)	(1,351,970)
Cash and cash equivalents, beginning of period	204,110	4,602	723,371	—	462,633	21,858	119,921	(21,858)	1,514,637

Cash and cash equivalents, end of period	$6,373	$246	$19,284	$42	$72,460	$48,143	$64,262	$(48,143)	$162,667

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(58,870)	$(171,627)	$—	$217,532	$17,773	$226,180	$(17,773)	$213,215

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	—	—	(37,959)	(37,959)	(203,584)	37,959	(241,543)
Other investing activity	—	—	—	—	—	1,178	—	1,178
Advances to/from subsidiaries	—	—	—	—	—	(6,823)	6,823	—
Investment in subsidiaries	64,000	(728,081)	(728,081)	—	—	—	1,392,162	—

Net cash provided by (used in) investing activities	64,000	(728,081)	(728,081)	(37,959)	(37,959)	(209,229)	1,436,944	(240,365)

Cash flows from financing activities:
Repayment of long-term debt	—	(600,000)	—	(1,006,724)	(5,000)	(27,162)	5,000	(1,633,886)
Proceeds from bond issuance	—	1,595,000	—	—	—	—	—	1,595,000
Repayment of credit facility borrowings	—	58,017	—	—	—	—	(58,017)	—
Proceeds from credit facility revolver loan	—	(51,194)	—	—	—	—	51,194	—
New debt issuance costs	—	(29,147)	—	—	—	(1,971)	—	(31,118)
Repayments of funding of capital expenditures by customer	—	—	—	—	—	(34,642)	—	(34,642)
Payment of premium on early retirement of debt	—	—	—	(10,000)	—	—	—	(10,000)
Capital contributions from parent companies	—	—	977,000	977,000	—	—	(1,954,000)	—
Principal payments on deferred satellite performance incentives	—	—	—	(3,145)	(3,144)	(7,214)	3,144	(10,359)
Principal payments on capital lease obligations	—	—	—	(4,023)	(4,023)	(29)	4,022	(4,053)
Dividends to shareholders	—	(64,000)	(248,919)	(248,919)	—	—	561,838	—

Net cash provided by (used in) financing activities	—	908,676	728,081	(295,811)	(12,167)	(71,018)	(1,386,819)	(129,058)

Effect of exchange rate changes on cash	—	—	—	—	—	296	—	296

Net change in cash and cash equivalents	5,130	8,968	—	(116,238)	(32,353)	(53,771)	32,352	(155,912)
Cash and cash equivalents, beginning of period	6,834	41,990	—	341,413	139,969	193,418	(139,968)	583,656

Cash and cash equivalents, end of period	$11,964	$50,958	$—	$225,175	$107,616	$139,647	$(107,616)	$427,744

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

On March 3, 2005, Intelsat Bermuda transferred substantially all of its assets to Intelsat Sub Holdco and Intelsat Sub Holdco assumed substantially all of the then-existing liabilities of Intelsat Bermuda.

In connection with the PanAmSat Acquisition Transactions, Intelsat Bermuda issued $750.0 million of 9.25% Senior Notes due 2016, referred to as the Jackson Guaranteed Notes. The Jackson Guaranteed Notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat, its indirect wholly-owned subsidiary, Intelsat Sub Holdco, and the Subsidiary Guarantors.

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

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,373	$246	$91,744	$72,460	$64,304	$(72,460)	$162,667
Receivables, net of allowance	1,675	—	187,238	187,238	120,224	(187,238)	309,137
Deferred income taxes	—	—	16,615	16,615	32,587	(16,615)	49,202
Prepaid expenses and other current assets	408	4,624	44,468	44,449	41,688	(55,951)	79,686
Intercompany receivables	—	—	579,350	765,430	72,688	(1,417,468)	—

Total current assets	8,456	4,870	919,415	1,086,192	331,491	(1,749,732)	600,692
Satellites and other property and equipment, net	—	—	2,823,354	2,823,354	2,573,442	(2,823,354)	5,396,796
Goodwill	—	—	3,432,492	3,432,492	3,333,574	(3,432,492)	6,766,066
Non-amortizable intangible assets	—	—	2,230,930	2,230,930	1,053,070	(2,230,930)	3,284,000
Amortizable intangible assets, net	—	—	634,705	634,705	574,770	(634,705)	1,209,475
Investment in affiliate	2,746,446	7,776,173	3,065,217	(61,566)	98,618	(13,526,270)	98,618
Other assets	—	147,885	103,084	76,926	235,890	(76,926)	486,859

Total assets	$2,754,902	$7,928,928	$13,209,197	$10,223,033	$8,200,855	$(24,474,409)	$17,842,506

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,269	$21	$35,128	$35,128	$110,600	$(46,629)	$139,517
Accrued interest payable	17,115	12,922	32,618	10,782	42,997	(10,782)	105,652
Current portion of long-term debt	—	—	16,574	16,574	80,502	(16,574)	97,076
Deferred satellite performance incentives	—	—	4,193	4,193	23,908	(4,193)	28,101
Other current liabilities	—	—	65,141	65,141	54,642	(65,141)	119,783
Intercompany payables	519,305	82,878	—	—	49,856	(652,039)	—

Total current liabilities	541,689	95,821	153,654	131,818	362,505	(795,358)	490,129
Long-term debt, net of current portion	937,170	5,035,971	5,010,522	1,906,316	3,731,153	(1,906,316)	14,714,816
Deferred satellite performance incentives, net of current portion	—	—	23,221	23,221	109,293	(23,221)	132,514
Deferred revenue, net of current portion	—	—	124,265	124,265	39,601	(124,265)	163,866
Deferred income taxes	—	—	90	90	725,872	(90)	725,962
Accrued retirement benefits	—	—	70,324	70,324	56,627	(70,324)	126,951
Other long-term liabilities	—	50,690	37,817	37,817	123,718	(37,817)	212,225
Shareholder’s equity:
Ordinary shares	12	12	12	12	70	(106)	12
Other shareholder’s equity	1,276,031	2,746,434	7,789,292	7,929,170	3,052,016	(21,516,912)	1,276,031

Total liabilities and shareholder’s equity	$2,754,902	$7,928,928	$13,209,197	$10,223,033	$8,200,855	$(24,474,409)	$17,842,506

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

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$352,473	$352,473	$356,675	$(476,700)	$584,921

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	70,333	70,333	135,829	(194,560)	81,935
Selling, general and administrative	5,605	2,337	6,678	6,665	36,544	(6,665)	51,164
Depreciation and amortization	—	—	128,334	128,334	89,225	(128,334)	217,559
Impairment of asset value	—	—	63,644	63,644	—	(63,644)	63,644
Gain on undesignated interest rate swaps	—	—	(41,235)	(10,469)	(58,145)	10,469	(99,380)

Total operating expenses	5,605	2,337	227,754	258,507	203,453	(382,734)	314,922

Income (loss) from operations	(5,605)	(2,337)	124,719	93,966	153,222	(93,966)	269,999
Interest expense, net	32,266	137,003	101,405	32,638	66,260	(32,638)	336,934
Subsidiary income (loss)	(44,092)	95,253	74,815	(4,721)	—	(121,255)	—
Other income, net	2	—	767	767	2,066	(767)	2,835

Income (loss) before income taxes	(81,961)	(44,087)	98,896	57,374	89,028	(183,350)	(64,100)
Provision for income taxes	—	5	3,643	3,643	14,213	(3,643)	17,861

Net income (loss)	$(81,961)	$(44,092)	$95,253	$53,731	$74,815	$(179,707)	$(81,961)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$313,462	$313,462	$333,356	$(417,058)	$543,222

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	69,073	69,073	112,158	(171,356)	78,948
Selling, general and administrative	7,521	16,766	13,325	38,189	(14,638)	61,163
Depreciation and amortization	—	118,652	118,652	76,137	(118,652)	194,789
Restructuring and transaction costs	—	39	39	2,278	(39)	2,317
Gain on undesignated interest rate swaps	—	—	—	(8,560)	—	(8,560)

Total operating expenses	7,521	204,530	201,089	220,202	(304,685)	328,657

Income (loss) from operations	(7,521)	108,932	112,373	113,154	(112,373)	214,565
Interest expense, net	45,410	118,509	21,049	74,684	(21,049)	238,603
Subsidiary income	21,272	37,774	1,396	—	(60,442)	—
Other income, net	1	467	467	1,038	(467)	1,506

Income (loss) before income taxes	(31,658)	28,664	93,187	39,508	(152,233)	(22,532)
Provision for income taxes	16	7,392	7,392	1,734	(7,392)	9,142

Net income (loss)	$(31,674)	$21,272	$85,795	$37,774	$(144,841)	$(31,674)

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

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD FEBRUARY 1, 2008 TO JUNE 30, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$580,409	$580,409	$586,419	$(779,898)	$967,339

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	115,364	115,364	220,857	(314,853)	136,732
Selling, general and administrative	10,768	3,987	7,057	7,041	58,927	(7,041)	80,739
Depreciation and amortization	—	—	212,102	212,102	149,136	(212,102)	361,238
Impairment of asset value	—	—	63,644	63,644	—	(63,644)	63,644
Gain on undesignated interest rate swaps	—	—	(28,525)	(7,470)	(39,335)	7,470	(67,860)

Total operating expenses	10,768	3,987	369,642	390,681	389,585	(590,170)	574,493

Income (loss) from operations	(10,768)	(3,987)	210,767	189,728	196,834	(189,728)	392,846
Interest expense, net	58,865	227,009	163,673	51,101	111,801	(51,101)	561,348
Subsidiary income (loss)	(113,156)	117,861	74,521	(5,731)	—	(73,495)	—
Other income, net	2	—	1,424	1,424	3,957	(1,424)	5,383

Income (loss) before income taxes	(182,787)	(113,135)	123,039	134,320	88,990	(213,546)	(163,119)
Provision for income taxes	—	21	5,178	5,178	14,469	(5,178)	19,668

Net income (loss)	$(182,787)	$(113,156)	$117,861	$129,142	$74,521	$(208,368)	$(182,787)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$607,734	$607,734	$646,955	$(800,963)	$1,061,460

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	131,120	131,120	218,161	(322,084)	158,317
Selling, general and administrative	12,478	32,795	25,981	79,965	(28,246)	122,973
Depreciation and amortization	—	238,541	238,541	151,851	(238,541)	390,392
Restructuring and transaction costs	—	106	106	7,037	(106)	7,143
Gain on undesignated interest rate swaps	—	—	—	(6,727)	—	(6,727)

Total operating expenses	12,478	402,562	395,748	450,287	(588,977)	672,098

Income (loss) from operations	(12,478)	205,172	211,986	196,668	(211,986)	389,362
Interest expense, net	91,225	276,481	87,671	151,568	(87,670)	519,275
Subsidiary income (loss)	(43,013)	43,562	251	—	(800)	—
Other income (expense), net	1	(5,462)	(5,462)	2,132	5,463	(3,328)

Income (loss) before income taxes	(146,715)	(33,209)	119,104	47,232	(119,653)	(133,241)
Provision for income taxes	31	9,804	9,804	3,670	(9,804)	13,505

Net income (loss)	$(146,746)	$(43,013)	$109,300	$43,562	$(109,849)	$(146,746)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD JANUARY 1, 2008 TO JANUARY 31, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(1,179)	$(47,928)	$(1,531)	$68,726	$1,532	$19,619

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	(9,908)	(9,908)	(14,793)	9,909	(24,701)
Proceeds from intercompany loan receivables	—	34,000	34,000	—	(68,000)	—

Net cash provided by (used in) investing activities	—	24,092	24,092	(14,793)	(58,091)	(24,701)

Cash flows from financing activities:
Repayments of long-term debt	—	(5,862)	(5,862)	(162,985)	5,862	(168,847)
Proceeds from credit facility borrowings	—	—	—	150,000	—	150,000
Repayment of intercompany loans	—	—	—	(34,000)	34,000	—
Principal payments on deferred satellite performance incentives	—	(87)	(87)	(1,246)	87	(1,333)
Principal payments on capital lease obligations	—	(2,124)	(2,124)	—	2,124	(2,124)

Net cash used in financing activities	—	(8,073)	(8,073)	(48,231)	42,072	(22,304)

Effect of exchange rate changes on cash and cash equivalents	—	45	45	91	(45)	137

Net change in cash and cash equivalents	(1,179)	(31,864)	14,533	5,794	(14,533)	(27,249)
Cash and cash equivalents, beginning of period	1,391	284,878	233,880	140,300	(233,880)	426,569

Cash and cash equivalents, end of period	$212	$253,014	$248,413	$146,094	$(248,413)	$399,320

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FEBRUARY 1, 2008 TO JUNE 30, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(23,962)	$(30,226)	$140,080	$255,889	$195,058	$(255,889)	$280,950

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	(98,725)	(98,725)	(81,437)	98,725	(180,162)
Capital contribution to Horizons joint venture	—	—	—	—	(3,554)	—	(3,554)
Proceeds from intercompany loan receivables	—	—	202,194	202,194	309	(404,697)	—
Capital contribution from parent company	3,404	—	—	—	—	—	3,404
Dividend from affiliates	432,065	432,065	671,395	—	671,395	(2,206,920)	—
Other investing activities	—	—	—	—	539	—	539

Net cash provided by (used in) investing activities	435,469	432,065	774,864	103,469	587,252	(2,512,892)	(179,773)

Cash flows from financing activities:
Repayments of long-term debt	(400,000)	—	(2,410,032)	(1,550,032)	(1,648,074)	1,550,032	(4,458,106)
Proceeds from issuance of long-term debt	—	—	1,564,358	1,564,358	1,651,036	(1,564,358)	3,215,394
New debt issuance costs	—	(57,130)	(19,662)	(19,662)	(23,206)	19,662	(99,998)
Repayment of intercompany loans	(201,629)	—	—	—	(874)	202,503	—
Repayment of funding of capital expenditures by customer	—	—	—	—	(30,862)	—	(30,862)
Payment of premium on early retirement of debt	(7,615)	—	(46,346)	(15,488)	(16,347)	15,488	(70,308)
Advances (to) from affiliates	—	83,000	10,250	(53,000)	(93,250)	53,000	—
Principal payments on deferred satellite performance incentives	—	—	(2,088)	(2,088)	(6,574)	2,088	(8,662)
Principal payments on capital lease obligations	—	—	(2,187)	(2,187)	(157)	2,187	(2,344)
Dividend to shareholders	—	(432,065)	(1,103,460)	(671,395)	(671,395)	2,878,315	—

Net cash used in financing activities	(609,244)	(406,195)	(2,009,167)	(749,494)	(839,703)	3,158,917	(1,454,886)

Effect of exchange rate changes on cash and cash equivalents	—	—	(37)	(37)	1,776	37	1,739

Net change in cash and cash equivalents	(197,737)	(4,356)	(1,094,260)	(390,173)	(55,617)	390,173	(1,351,970)
Cash and cash equivalents, beginning of period	204,110	4,602	1,186,004	462,633	119,921	(462,633)	1,514,637

Cash and cash equivalents, end of period	$6,373	$246	$91,744	$72,460	$64,304	$(72,460)	$162,667

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(58,870)	$45,905	$217,532	$226,180	$(217,532)	$213,215

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	(37,959)	(37,959)	(203,584)	37,959	(241,543)
Other investing activity	—	—	—	1,178	—	1,178
Advances to/from subsidiaries	—	—	—	(6,823)	6,823	—
Investment in subsidiaries	64,000	(728,081)	—	(728,081)	1,392,162	—

Net cash provided by (used in) investing activities	64,000	(766,040)	(37,959)	(937,310)	1,436,944	(240,365)

Cash flows from financing activities:
Repayment of long-term debt	—	(1,606,724)	(1,006,724)	(27,162)	1,006,724	(1,633,886)
Proceeds from bond issuance	—	1,595,000	—	—	—	1,595,000
Repayment of credit facility borrowings	—	58,017	—	—	(58,017)	—
Proceeds from credit facility revolver loan	—	(51,194)	—	—	51,194	—
New debt issuance costs	—	(29,147)	—	(1,971)	—	(31,118)
Repayments of funding of capital expenditures by customer	—	—	—	(34,642)	—	(34,642)
Payment of premium on early retirement of debt	—	(10,000)	(10,000)	—	10,000	(10,000)
Capital contributions from parent companies	—	977,000	977,000	977,000	(2,931,000)	—
Principal payments on deferred satellite performance incentives	—	(3,145)	(3,145)	(7,214)	3,145	(10,359)
Principal payments on capital lease obligations	—	(4,023)	(4,023)	(29)	4,022	(4,053)
Dividends to shareholders	—	(312,919)	(248,919)	(248,919)	810,757	—

Net cash provided by (used in) financing activities	—	612,865	(295,811)	657,063	(1,103,175)	(129,058)

Effect of exchange rate changes on cash	—	—	—	296	—	296

Net change in cash and cash equivalents	5,130	(107,270)	(116,238)	(53,771)	116,237	(155,912)
Cash and cash equivalents, beginning of period	6,834	383,403	341,413	193,418	(341,412)	583,656

Cash and cash equivalents, end of period	$11,964	$276,133	$225,175	$139,647	$(225,175)	$427,744

(Certain totals may not add due to the effects of rounding)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Impact of the New Sponsors Acquisition Transactions

On February 4, 2008, Serafina completed its acquisition of 100% of the equity ownership of Intelsat Holdings, referred to as the New Sponsors Acquisition, for total cash consideration of approximately $5.0 billion, pursuant to a share purchase agreement, referred to as the BC Share Purchase Agreement, among Serafina, Intelsat Holdings, certain shareholders of Intelsat Holdings and Serafina Holdings.

Although the effective date of the New Sponsors Acquisition was February 4, 2008, due to the immateriality of our results of operations for the period between February 1, 2008 and February 4, 2008, we accounted for the New Sponsors Acquisition as if it had occurred on February 1, 2008.

In order to partially finance the New Sponsors Acquisition, Serafina borrowed $4.96 billion in aggregate principal amount of term loans under a $2.81 billion senior unsecured bridge loan credit agreement, dated as of

February 4, 2008, referred to as the Senior Bridge Loan Credit Agreement, among Serafina, the several lenders party thereto and certain other parties, and a $2.15 billion senior unsecured payment-in-kind election bridge loan credit agreement, dated as of February 4, 2008, referred to as the PIK Election Bridge Loan Credit Agreement and, together with the Senior Bridge Loan Credit Agreement, referred to as the Bridge Loan Credit Agreements, among Serafina, the several lenders party thereto and certain other parties.

Immediately following the New Sponsors Acquisition, Intelsat Bermuda transferred certain of its assets (including all of its direct and indirect ownership interests in Intermediate Holdco and Intelsat Corp) and certain of its liabilities and obligations (including its 9 1/4% Senior Notes due 2016, 11 1/4% Senior Notes due 2016, Floating Rate Senior Notes due 2013, Floating Rate Senior Notes due 2015, and its senior unsecured credit facility) to a newly formed direct wholly-owned subsidiary, Intelsat Jackson, pursuant to an assignment and assumption agreement. Following that transfer, referred to as the Intelsat Bermuda Transfer, Intelsat Jackson became the owner of substantially all of Intelsat Bermuda’s assets and the obligor with respect to substantially all of Intelsat Bermuda’s liabilities and obligations, and Intelsat Bermuda no longer had any rights or obligations with respect to such assets and liabilities.

Immediately after the consummation of the Intelsat Bermuda Transfer, Serafina assigned certain of its assets and liabilities to Intelsat Bermuda, referred to as the Serafina Assignment, including Serafina’s rights and obligations under the Bridge Loan Credit Agreements, and a commitment letter, dated as of June 19, 2007, among Serafina, the several lenders party thereto and certain other parties, as amended by the Commitment Letter Amendment, dated as of February 7, 2008, referred to as the Financing Commitment Letter.

In connection with the New Sponsors Acquisition, both Intelsat Sub Holdco and Intelsat Corp also entered into amendments to their existing senior secured credit facilities, which became effective on February 4, 2008. Intelsat Corp also borrowed $150.0 million under a new incremental term loan under its senior secured credit facilities. These amendments and the new term loan are described below under “—Liquidity and Capital Resources—Credit Facility Amendments.”

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

The New Sponsors Acquisition resulted in a change of control under the indentures governing certain of our outstanding series of notes and Intelsat Jackson’s $1.0 billion Senior Unsecured Credit Agreement dated as of February 2, 2007, referred to as the Intelsat Jackson Senior Unsecured Credit Agreement, giving the holders of those notes and loans the right to require the respective issuers to repurchase such notes and the borrower to repay such loans at 101% of their principal amount, plus accrued interest to the date of repurchase. During the quarter ended June 30, 2008 and on July 1, 2008, the relevant entities completed the repurchase or repayment of the notes or loans tendered in each such change of control offer, financing the repurchases through backstop unsecured credit agreement borrowings under the Financing Commitment Letter or with proceeds from offerings of notes and a new unsecured term loan.

In addition, all outstanding restricted performance shares under the Intelsat Holdings 2005 Share Incentive Plan, or the 2005 Share Plan, vested upon consummation of the New Sponsors Acquisition. Vesting in share-based compensation arrangements, or SCAs, issued under the 2005 Share Plan doubled if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price of each share covered. Vested restricted shares (including time and performance vesting shares) were purchased at approximately $400 per share. In connection with the vesting and modification of these awards, we recorded compensation expense of $197.2 million during the first quarter of 2008 (See Note 2—New Sponsors Acquisition in our condensed consolidated financial statements). In connection with the New Sponsors Acquisition, each unvested restricted share of Intelsat Holdings was exchanged for approximately four unvested shares of Intelsat Global (“exchange shares”) and the exchange shares continue to be classified as a liability of our parent due to certain repurchase features in the 2005 Share Plan. In addition, the vesting periods associated with the unvested Intelsat Holdings restricted shares continued. These exchange share grants continue to be subject to the same repurchase feature as discussed above and thus continue to be deemed not granted under Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. We also incurred significant transaction related expenses in connection with the consummation of the New Sponsors Acquisition Transactions, primarily related to advisory fees and amendments of existing debt.

The New Sponsors Acquisition was accounted for by Intelsat Holdings under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. As a result, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. In accordance with Topic 5J of the codified SEC Staff Accounting Bulletins, the preliminary purchase accounting adjustments have been “pushed down” and recorded in our condensed consolidated financial statements, which resulted in a new basis of accounting for the “successor period” beginning after the consummation of the New Sponsors Acquisition. Determining fair values required management to make significant estimates and assumptions which may be revised as additional information becomes available. In order to develop estimates of fair values, we considered the following generally accepted valuation approaches: the cost approach, the income approach and the market approach. Our estimates included assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends. Any final adjustments may change the allocation of the purchase price, which could affect the fair value assigned to the assets acquired and liabilities assumed and could result in a material change.

Results of Operations

Three and Six Months Ended June 30, 2007, Three Months Ended June 30, 2008 and the Combined Six Months Ended June 30, 2008

As a result of the consummation of the New Sponsors Acquisition, the financial results for the combined six months ended June 30, 2008 have been separately presented for the “Predecessor Entity” for the period January 1, 2008 to January 31, 2008 and for the “Successor Entity” for the period February 1, 2008 to June 30, 2008. As a result of the New Sponsors Acquisition, the reported results of operations for the three and six months ended June 30, 2007 are not necessarily comparable to the three months ended June 30, 2008 and the combined six months ended June 30, 2008 primarily due to higher interest expense resulting from the acquisition financing and higher depreciation and amortization cost principally due to the fair value adjustments to long-lived assets in connection with the New Sponsors Acquisition. The historical results are not necessarily indicative of results to be expected for any future period.

The following table sets forth our comparative statements of operations for the three months ended June 30, 2007 and 2008, with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented.

	Predecessor Entity	Successor Entity
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2008	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Revenue	$543,222	$584,921	$41,699	8%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	78,948	81,935	2,987	4
Selling, general and administrative	61,163	51,164	(9,999)	(16)
Depreciation and amortization	194,789	217,559	22,770	12
Restructuring and transaction costs	2,317	—	(2,317)	NM
Impairment of asset value	—	63,644	63,644	NM
Gain on undesignated interest rate swaps	(8,560)	(99,380)	(90,820)	NM

Total operating expenses	328,657	314,922	(13,735)	(4)

Income from operations	214,565	269,999	55,434	26
Interest expense, net	238,603	336,934	98,331	41
Other income, net	1,506	2,835	1,329	88

Loss before income taxes	(22,532)	(64,100)	(41,568)	184
Provision for income taxes	9,142	17,861	8,719	95

Net loss	$(31,674)	$(81,961)	$(50,287)	159%

For comparative purposes, we combined the periods from January 1, 2008 through June 30, 2008 in our discussion below, as we believe this combination is useful to provide the reader a period-over-period comparison for purposes of understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe this combination of results for the Predecessor Entity and Successor Entity periods facilitates an investor’s understanding of our results of operations for the combined six months ended June 30, 2008 compared to the six months ended June 30, 2007. This combination is not a U.S. GAAP measure and should not be used in isolation or substituted for the separate Predecessor Entity and Successor Entity results.

	Predecessor Entity	Successor Entity	Combined
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to June 30, 2008	Six Months Ended June 30, 2008
	(in thousands)
Revenue	$190,261	$967,339	$1,157,600
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	25,683	136,732	162,415
Selling, general and administrative	18,485	80,739	99,224
Depreciation and amortization	64,157	361,238	425,395
Restructuring and transaction costs	313,102	—	313,102
Impairment of asset value	—	63,644	63,644
(Gain) loss on undesignated interest rate swaps	11,431	(67,860)	(56,429)

Total operating expenses	432,858	574,493	1,007,351

Income (loss) from operations	(242,597)	392,846	150,249
Interest expense, net	80,275	561,348	641,623
Other income, net	535	5,383	5,918

Loss before income taxes	(322,337)	(163,119)	(485,456)
Provision for (benefit from) income taxes	(10,476)	19,668	9,192

Net loss	$(311,861)	$(182,787)	$(494,648)

The following table sets forth our comparative statements of operations for the six months ended June 30, 2007 and the combined six months ended June 30, 2008, with the increase (decrease) and percentage changes, except those deemed not meaningful, between the periods presented:

		Combined	Combined Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
	Six Months Ended June 30, 2007	Six Months Ended June 30, 2008	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Revenue	$1,061,460	$1,157,600	$96,140	9%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	158,317	162,415	4,098	3
Selling, general and administrative	122,973	99,224	(23,749)	(19)
Depreciation and amortization	390,392	425,395	35,003	9
Restructuring and transaction costs	7,143	313,102	305,959	NM
Impairment of asset value	—	63,644	63,644	NM
Gain on undesignated interest rate swaps	(6,727)	(56,429)	(49,702)	739

Total operating expenses	672,098	1,007,351	335,253	50

Income from operations	389,362	150,249	(239,113)	(61)
Interest expense, net	519,275	641,623	122,348	24
Other income (expense), net	(3,328)	5,918	9,246	NM

Loss before income taxes	(133,241)	(485,456)	(352,215)	264
Provision for income taxes	13,505	9,192	(4,313)	(32)

Net loss	$(146,746)	$(494,648)	$(347,902)	237%

Income from Operations

Our income from operations increased by $55.4 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. This was primarily due to the following:

•	a $90.8 million increase in gain on undesignated interest rate swaps as a result of changes in interest rates;

•	a $41.7 million increase in revenue due to strong sales to new customers, new business expansion to existing customers, a strong renewal rate and improved contract terms; and

•	a $10.0 million decrease in selling, general and administrative expenses primarily due to decreases in professional fees and bad debt expense; partially offset by

•	a $63.6 million non-cash impairment charge related to our Galaxy 26 satellite, which experienced a sudden and unexpected electrical distribution anomaly; and

•

a $22.8 million increase in depreciation and amortization primarily due to an increase in the fair value of depreciable and amortizable assets upon the closing of the New Sponsors Acquisition and an increase in depreciation resulting from the placement of two satellites into service in the second half of 2007.

Our income from operations decreased by $239.1 million for the combined six months ended June 30, 2008 as compared to the six months ended June 30, 2007. This was primarily due to the following:

•

a $306.0 million increase in restructuring and transaction costs in connection with the New Sponsors Acquisition Transactions, which in 2008 consisted of $197.2 million related to the sale or cancellation of restricted shares and SCAs of Intelsat Holdings, a transaction fee of $60.0 million paid to entities affiliated or associated with the New Sponsors under a new monitoring fee agreement and $55.3 million in seller professional fees; and

•	a $63.6 million non-cash impairment charge related to our Galaxy 26 satellite, which experienced a sudden and unexpected electrical distribution anomaly; partially offset by

•	a $96.1 million increase in revenue due to strong sales to new customers, new business expansion to existing customers, a strong renewal rate and improved contract terms; and

•	a $49.7 million increase in gain on undesignated interest rate swaps as a result of changes in interest rates.

Revenue

The following table sets forth our comparative revenue by service type for the three months ended June 30, 2007 and 2008 with the increase (decrease) and percentage changes between periods presented:

	Predecessor Entity	Successor Entity
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2008	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Transponder services	$410,110	$445,486	$35,376	9%
Managed services	65,742	75,157	9,415	14
Channel	41,200	36,089	(5,111)	(12)
Mobile satellite services and other	26,170	28,189	2,019	8

Total	$543,222	$584,921	$41,699	8%

The following table sets forth our comparative revenue by service type for the six months ended June 30, 2007, the period January 1, 2008 to January 31, 2008, the period February 1, 2008 to June 30, 2008 and the combined six months ended June 30, 2008 with the increase (decrease) and percentage changes between the six months ended June 30, 2007 and the combined six months ended June 30, 2008:

	Predecessor Entity		Successor Entity	Combined
	Six Months Ended June 30, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to June 30, 2008	Six Months ended June 30, 2008	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Transponder services	$806,754	$146,344	$736,665	$883,009	$76,255	9%
Managed services	124,051	23,847	125,118	148,965	24,914	20
Channel	84,768	12,525	60,918	73,443	(11,325)	(13)
Mobile satellite services and other	45,887	7,545	44,638	52,183	6,296	14

Total	$1,061,460	$190,261	$967,339	$1,157,600	$96,140	9%

Revenue for the three months ended June 30, 2008 increased by $41.7 million, or 8%, as compared to the three months ended June 30, 2007. Strong renewals, expansion of existing contracts, new business and improved contract terms contributed to the overall favorable trends. The regions generating the highest gains were Europe, North America and Africa and the Middle East. By service type, our revenue increased or decreased due to the following:

•	Transponder services—an aggregate increase of $35.4 million, due primarily to a $29.0 million increase in revenues from network services customers, chiefly attributable to new services and strong renewals for customers in the Africa, Middle East and Europe regions, and an $8.0 million increase in revenues from customers of our government business, owing largely to new services and strong renewals.

•

Managed services—an aggregate increase of $9.4 million, due primarily to a $6.0 million increase in revenues from network services customers, owing largely to new business and service expansion in international private line/internet trunking services in North America and GXS Broadband solutions for customers in Africa and the Middle East, increases in revenues from managed video solutions of $2.0 million for media customers primarily in the North America and Asia Pacific regions, and increased revenues from managed services for customers of our government business.

•

Channel—a decrease of $5.1 million, related to continued declines from the migration of point-to point satellite traffic to fiber optic cables across transoceanic routes and the optimization of customer networks, a trend which we expect will continue.

•

Mobile satellite services and other—an aggregate increase of $2.0 million, primarily due to a $1.2 million increase in satellite services sold largely to customers of our government business and a $0.5 million increase in usage-based mobile services sold by our government business.

Revenue for the combined six months ended June 30, 2008 increased by $96.1 million, or 9%, as compared to the six months ended June 30, 2007. New business, strong renewals, expansion of existing contracts and improved contract terms contributed to the overall favorable trends. All regions reported revenue increases, with North America, Europe and Africa and Middle East showing the strongest gains. By service type, our revenue increased or decreased due to the following:

•

Transponder services—an aggregate increase of $76.3 million, due primarily to a $57.4 million increase in revenues from network services customers, owing largely to new services and strong renewals for customers in the Africa and Middle East and Europe regions, a $12.1 million increase in revenues from customers of our government business, chiefly attributed to new services and strong renewals, and a $5.9 million increase from new and existing services for media customers, primarily in Europe and North America.

•

Managed services—an aggregate increase of $24.9 million, due primarily to a $13.8 million increase in revenues from network services customers, owing largely to new business and service expansion in international private line/internet trunking services in North America and GXS Broadband solutions for customers in Africa and the Middle East and North America, a $6.7 million increase in revenues from occasional use and managed video solutions for media customers primarily in North America, and a $4.4 million increase in revenues from managed services for customers of our government business, primarily in North America.

•

Channel—a decrease of $11.3 million, related to continued declines from the migration of point-to point satellite traffic to fiber optic cables across transoceanic routes and the optimization of customer networks, a trend which we expect will continue.

•

Mobile satellite services and other—an increase of $6.3 million, owing to a $3.2 million increase in usage-based mobile services sold by our government business and a $3.1 million increase in professional and satellite-related services sold to commercial customers and customers of our government business.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue increased by $3.0 million, or 4%, to $81.9 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The increase was primarily due to:

•

an increase of $6.8 million in higher cost of sales and fiber expenses related to increased revenues and higher office and occupancy expense due to building modification and maintenance programs; partially offset by

•	a decrease of $3.8 million in staff-related expenses due to lower headcount and lower insurance expenses and various other cost reductions.

Direct costs of revenue increased by $4.1 million, or 3%, to $162.4 million for the combined six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The increase was primarily due to:

•

an increase of $11.8 million in higher cost of sales and fiber expenses related to increased revenues and higher office and occupancy expense due to building modification and maintenance programs; partially offset by

•	a decrease of $7.7 million in staff-related expenses due to lower headcount and lower insurance expenses and various other cost reductions.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $10.0 million, or 16%, to $51.2 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The decrease was primarily due to:

•

a decrease of $8.1 million in professional fees due to heightened expenses incurred during the second quarter of 2007 to support our integration activities and other merger and acquisition activities; and

•	a decrease of $4.1 million in bad debt expense due to improved collections.

Selling, general and administrative expenses decreased by $23.7 million, or 19%, to $99.2 million for the combined six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The decrease was primarily due to:

•

a decrease of $12.9 million in professional fees due to heightened expenses incurred during the six months ended June 30, 2007 to support our integration activities and other merger and acquisition activities; and

•	a decrease of $9.3 million in bad debt expense due to improved collections.

Depreciation and Amortization

Depreciation and amortization expense increased by $22.8 million, or 12%, to $217.6 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. This increase was primarily due to:

•

an increase of $14.1 million in depreciation and amortization expense primarily attributable to the increase in the fair value of our depreciable and amortizable assets upon the closing of the New Sponsors Acquisition; and

•	an increase of $7.3 million in depreciation expense resulting from the placement of our Galaxy 17 and Intelsat 11 satellites into service in the third and fourth quarter of 2007, respectively.

Depreciation and amortization expense increased by $35.0 million, or 9%, to $425.4 million for the combined six months ended June 30, 2008 as compared to the six months ended June 30, 2007. This increase was primarily due to:

•

an increase of $19.6 million in depreciation and amortization expense primarily attributable to the increase in the fair value of our depreciable and amortizable assets upon the closing of the New Sponsors Acquisition; and

•	an increase of $14.0 million in depreciation expense resulting from the placement of our Galaxy 17 and Intelsat 11 satellites into service in the third and fourth quarter of 2007, respectively.

Interest Expense, Net

Interest expense, net consists of the gross interest expense we incur less the amount of interest we capitalize related to capital assets under construction and less interest income earned during the period. Interest expense, net increased by $98.3 million, or 41%, to $336.9 million for the three months ended June 30, 2008, as compared to $238.6 million for the three months ended June 30, 2007. The increase in interest expense was principally due to the following:

•	an increase of $110.1 million in interest expense due to the incurrence or assumption of approximately $3.7 billion of net additional indebtedness in connection with the New Sponsors Acquisition; and

•	an increase related to the amortization of discounts resulting from the adjustment to fair value of our debt in purchase accounting in connection with the New Sponsors Acquisition; offset by

•	lower interest expense of $19.3 million related to our variable rate debt due to lower rates in 2008 as compared to 2007.

The non-cash portion of total interest expense, net was $144.8 million for the three months ended June 30, 2008, and included $51.4 million of paid-in-kind interest expense on the PIK Election Bridge Loan Credit Agreement. Also included within non-cash interest expense was approximately $30.4 million of additional interest accrued under the Bridge Loan Credit Agreements to account for the escalation of the applicable interest rate margins under the effective interest method.

Interest expense, net increased by $122.3 million, or 24%, to $641.6 million for the combined six months ended June 30, 2008, as compared to $519.3 million for the six months ended June 30, 2007. The increase in interest expense was principally due to the following:

•	an increase of $187.3 million in interest expense due to the incurrence or assumption of approximately $3.7 billion of net additional indebtedness in connection with the New Sponsors Acquisition; and

•	an increase related to the amortization of discounts resulting from the adjustment to fair value of our debt in purchase accounting in connection with the New Sponsors Acquisition; partially offset by

•	lower interest expense of $23.5 million related to our variable rate debt due to lower rates in 2008 as compared to 2007; and

•	an increase in capitalized interest of $6.8 million.

The non-cash portion of total interest expense, net was $195.7 million for the combined six months ended June 30, 2008, and included $78.3 million of paid-in-kind interest expense on the PIK Election Bridge Loan Credit Agreement. Also included within non-cash interest expense was approximately $58.7 million of additional interest accrued under the Bridge Loan Credit Agreements to account for the escalation of the applicable interest rate margins under the effective interest method.

Other Income (Expense), Net

Other income, net was $2.8 million for the three months ended June 30, 2008 as compared to $1.5 million for the three months ended June 30, 2007. The increase of $1.3 million was primarily related to a $1.0 million increase in realized gains on our available-for-sale investments.

Other income (expense), net was $5.9 million of other income for the combined six months ended June 30, 2008 as compared to $3.3 million of other expense for the six months ended June 30, 2007. This $9.2 million change was primarily related to $7.4 million in equity method losses from our investment in the satellite-based broadband services provider, WildBlue Communications, Inc. in 2007 and a $1.6 million increase in realized gains from our available-for-sale investments in 2008.

Provision for Income Taxes

Our provision for income taxes was $17.9 million and $9.1 million for the three months ended June 30, 2008 and the three months ended June 30, 2007, respectively. The difference was principally due to changes in the benefits claimed under the extraterritorial income exclusion.

Our provision for income taxes was $9.2 million and $13.5 million for the combined six months ended June 30, 2008 and the six months ended June 30, 2007, respectively. The difference was principally due to increased pre-tax income in certain taxable jurisdictions and changes in the benefits claimed under the extraterritorial income exclusion. See Note 11—Income Taxes in our condensed consolidated financial statements for additional discussion.

EBITDA

EBITDA consists of earnings before net interest, taxes and depreciation and amortization. EBITDA is a measure commonly used in the fixed satellite services sector, and we present EBITDA to enhance understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, EBITDA is not a measure of financial performance under U.S. GAAP, and our EBITDA may not be comparable to similarly titled measures of other companies. EBITDA should not be considered as an alternative to operating income (loss) or net income (loss), determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity.

A reconciliation of net loss to EBITDA for the three months ended June 30, 2007 and 2008, and the six months ended June 30, 2007 and the combined six months ended June 30, 2008 is as follows:

	Predecessor Entity	Successor Entity	Predecessor Entity	Combined
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2008	Six Months Ended June 30, 2007	Six Months Ended June 30, 2008
	(in thousands)		(in thousands)
Net loss	$(31,674)	$(81,961)	$(146,746)	$(494,648)
Add:
Interest expense, net	238,603	336,934	519,275	641,623
Provision for income taxes	9,142	17,861	13,505	9,192
Depreciation and amortization	194,789	217,559	390,392	425,395

EBITDA	$410,860	$490,393	$776,426	$581,562

Liquidity and Capital Resources

Cash Flow Items

	Predecessor Entity		Successor Entity	Combined
	Six Months Ended June 30, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to June 30, 2008	Six Months Ended June 30, 2008
	(in thousands)
Net cash provided by operating activities	$213,215	$19,619	$280,950	$300,569
Net cash used in investing activities	(240,365)	(24,701)	(179,773)	(204,474)
Net cash used in financing activities	(129,058)	(22,304)	(1,454,886)	(1,477,190)

Net change in cash and cash equivalents	(155,912)	(27,249)	(1,351,970)	(1,379,219)

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $300.6 million for the combined six months ended June 30, 2008 reflected an increase of $87.4 million as compared to the six months ended June 30, 2007. The improved cash flows from operating activities resulted from higher accrued liabilities for interest, increased deferred revenue and improved cash collections of our accounts receivables. The improvements were partially offset by increased prepaid expenses and other assets, as well as overall lower net income due to the costs incurred in connection with the New Sponsors Acquisition Transactions.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by $35.9 million to $204.5 million for the combined six months ended June 30, 2008 as compared to the six months ended June 30, 2007. This decrease was primarily due to lower capital expenditures of $36.7 million associated with fewer satellites under construction during 2008 as compared to 2007.

Net Cash Used in Financing Activities

Net cash used in financing activities was $1.5 billion for the combined six months ended June 30, 2008 compared to net cash used in financing activities of $129.1 million for the six months ended June 30, 2007. The increase reflected repayment of $4.6 billion of long-term debt, new debt issuance costs of $100.0 million, and $70.3 million in premiums paid in connection with the early retirement of certain long-term debt. The increase was partially offset by $3.2 billion in proceeds received from the financing of our change of control offers.

Long-Term Debt

We are a highly leveraged company and, in connection with the consummation of the New Sponsors Acquisition, we have become a significantly more highly leveraged company, which will result in a significant increase in our interest expense in future periods.

New Sponsors Acquisition Financing

On February 4, 2008, in order to partially finance the New Sponsors Acquisition, Serafina borrowed $4.96 billion in aggregate principal amount of term loans under the Bridge Loan Credit Agreements. Immediately following the New Sponsors Acquisition and the Intelsat Bermuda Transfer, Intelsat Bermuda assumed the Bridge Loan Agreements as part of the Serafina Assignment.

Borrowings under the Senior Bridge Loan Credit Agreement bore interest at the London Interbank Offered Rate, or LIBOR, plus a margin of 4.5%, which was to increase by an additional 50 basis points six months from February 4, 2008, and an additional 50 basis points for each additional consecutive three-month period thereafter up to a maximum interest rate of 11.25% per annum.

Borrowings under the PIK Election Bridge Loan Credit Agreement bore interest at LIBOR, plus a margin of 4.75%, which was to increase by an additional 50 basis points six months from February 4, 2008, and would increase an additional 50 basis points for each additional consecutive three-month period thereafter up to a maximum interest rate of 11.5% per annum. In addition, for any interest period through February 4, 2013, the borrower could, at its option, elect to pay interest on the loan under the PIK Election Bridge Loan Credit Agreement (a) entirely in cash, (b) entirely in payment-in-kind interest, referred to as PIK Interest, or (c) 50% in cash and 50% as PIK Interest. If so elected by the borrower, the applicable PIK Interest rate would be the cash pay interest rate in effect during the interest period plus 100 basis points. In no event would such PIK Interest rate exceed 12.5% per annum. Any PIK Interest would be applied to increase the outstanding principal amount of the loans then outstanding under the PIK Election Bridge Loan Credit Agreement.

We elected to settle the interest payment due May 4, 2008 entirely by increasing the principal amount of the PIK Election Bridge Loan Credit Agreement and, on that date, increased the outstanding principal amount by $48.8 million. We also elected to pay interest under the PIK Election Bridge Loan Credit Agreement entirely in PIK Interest for the interest period which ended on June 26, 2008. On June 27, 2008, Intelsat Bermuda repaid in full the Bridge Loan Credit Agreements. See “—Debt Refinancings” below.

In connection with the New Sponsors Acquisition, our pre-acquisition long-term debt was revalued to fair value as of the effective date of the transaction, resulting in a net decrease of approximately $217.1 million to the carrying value of the existing debt. This difference between the fair value and par value of the debt is being amortized as an increase to interest expense over the remaining term of the related debt, using the effective interest method.

Credit Facility Amendments

On January 25, 2008, Intelsat Sub Holdco entered into Amendment No. 3 to its Credit Agreement, referred to as the Sub Holdco Credit Agreement, which became effective upon the consummation of the New Sponsors Acquisition and amended and modified the Sub Holdco Credit Agreement to, among other things:

(a)	change the applicable margin (i) on Above Bank Rate, or ABR, loans under the Tranche B Term Loan, revolving credit loan and swing line loan facilities to a rate of 1.5% per annum and (ii) on LIBOR loans under the Tranche B Term Loan, revolving credit loan and swing line loan facilities to a rate of 2.5% per annum;

(b)	reduce the size of the revolving facility by $50.0 million and add a $50.0 million incremental revolving credit facility provision;

(c)	add language requiring the payment of a prepayment premium for prepayments of term loans prior to February 4, 2010;

(d)	make certain changes permitting the New Sponsors Acquisition; and

(e)	add a financial maintenance covenant requiring compliance with a Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Sub Holdco Credit Agreement) of less than or equal to 1.5 to 1.0.

On January 25, 2008, Intelsat Corp entered into Amendment No. 2 to its Amended and Restated Credit Agreement, referred to as the Intelsat Corp Amended and Restated Credit Agreement, which became effective upon the consummation of the New Sponsors Acquisition and amended and modified the Intelsat Corp Amended and Restated Credit Agreement to, among other things:

(a)	change the applicable margin (i) on ABR loans that are term loans to a rate of 1.5% per annum, (ii) on LIBOR loans that are term loans to a rate of 2.5% per annum, (iii) on ABR loans that are revolving credit loans or swing line loans to a rate of between 1.500% and 1.875%, and (iv) on LIBOR loans that are revolving credit loans or swing line loans to a rate of between 2.500% and 2.875%;

(b)	reduce the size of the revolving facility by $75.0 million and add a $75.0 million incremental revolving credit facility provision;

(c)	require the payment of a prepayment premium for prepayments of term loans prior to February 4, 2011 (with respect to Tranche B-2-A Term Loans) or February 14, 2010 (with respect to Tranche B-2-B Term Loans);

(d)	make certain changes permitting the New Sponsors Acquisition; and

(e)	add a financial maintenance covenant requiring compliance with a Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Intelsat Corp Amended and Restated Credit Agreement) of less than or equal to 4.5 to 1.0.

On February 4, 2008, in connection with the New Sponsors Acquisition, Intelsat Corp also executed a Joinder Agreement by and among Intelsat Corp, the several lenders party thereto and certain other parties, to the Intelsat Corp Amended and Restated Credit Agreement pursuant to which it incurred an additional $150.0 million in aggregate principal amount of Tranche B-2 Term Loans.

Debt Transfer, Repayment and Redemptions

On January 15, 2008, we repaid at maturity Intelsat Corp’s $150.0 million 6 3/8% Senior Notes due 2008 using funds borrowed under the revolving credit facility portion of Intelsat Corp’s senior secured credit facilities. Intelsat Corp used the proceeds of its incremental Tranche B-2 term loan to repay the $150.0 million borrowing it had previously made under the revolving credit facility portion of its senior secured credit facilities.

Intelsat Bermuda transferred its debt obligations to Intelsat Jackson on February 4, 2008 (see “—Overview —Impact of the New Sponsors Acquisition Transactions”) and we subsequently redeemed $1.26 billion in long-term debt and incurred early redemption premiums of $38.5 million as follows:

•	on February 7, 2008, Intelsat Jackson’s $260.0 million of Floating Rate Senior Notes due 2013 were redeemed and an early redemption premium of $18.9 million was incurred;

•	on February 7, 2008, Intelsat Jackson’s $600.0 million of Floating Rate Senior Notes due 2015 were redeemed and an early redemption premium of $12.0 million was incurred; and

•	on March 6, 2008, Intelsat, Ltd.’s $400.0 million of 5 1/4% Senior Notes due 2008 were redeemed and an early redemption premium of $7.6 million was incurred.

The premiums incurred were included in the fair value of the associated debt as of the date of the New Sponsors Acquisition.

Change of Control Offers

The New Sponsors Acquisition resulted in a change of control under the indentures governing certain of our outstanding series of notes and the Intelsat Jackson Senior Unsecured Credit Agreement, giving the holders of those notes and loans the right to require the respective issuers and borrower of such loans to repurchase such notes and loans at 101% of their principal amount, plus accrued interest to the date of repurchase. During the quarter ended June 30, 2008 and on July 1, 2008, the relevant entities completed the repurchase of the notes or repayment of loans tendered in each such change of control offer, financing the repurchases through backstop unsecured credit agreement borrowings under the Financing Commitment Letter and in some cases with proceeds from offerings of notes.

The following principal amounts were tendered and repurchased in the change of control offers:

•	$281.8 million of Intelsat Jackson’s 11 1/4% Senior Notes due 2016;

•	$695.0 million of Intelsat Jackson’s 9 1/4% Senior Notes due 2016;

•	$804.8 million of loans outstanding under the Intelsat Jackson Senior Unsecured Credit Agreement;

•	$408.1 million of Intermediate Holdco’s $478.7 million aggregate principal amount at maturity of 9 1/4% Senior Discount Notes due 2015;

•	$874.6 million of Intelsat Sub Holdco’s 8 1/4% Senior Notes due 2013;

•	$674.3 million of Intelsat Sub Holdco’s 8 5/8% Senior Notes due 2015;

•	$651.6 million of Intelsat Corp’s 9% Senior Notes due 2014; and

•	$575.0 million of Intelsat Corp’s 9% Senior Notes due 2016.

Debt Refinancings

On June 27, 2008, Intelsat Bermuda issued $2.81 billion of senior notes due 2017, referred to as the 2017 Bermuda Senior Notes, and $2.23 billion of senior PIK election notes due 2017, referred to as the 2017 Bermuda

PIK Notes. Proceeds from the issuance of the 2017 Bermuda Senior Notes and the 2017 Bermuda PIK Notes were used to repay in full the $4.96 billion of borrowings under the Bridge Loan Credit Agreements. The 2017 Bermuda Senior Notes bear interest at 7.28% on and prior to August 4, 2008, and at 11 1/4% after August 4, 2008.

Under the 2017 Bermuda PIK Notes, Intelsat Bermuda may, at its option, elect to pay interest on the 2017 Bermuda PIK Notes (i) entirely in cash, (ii) entirely in PIK Interest or (iii) 50% in cash and 50% in PIK Interest, through June 15, 2013. Subsequent to June 15, 2013, interest on the 2017 Bermuda PIK Notes will be payable in cash. Cash interest on the 2017 Bermuda PIK Notes will accrue at the rate of 7.53% on and prior to August 4, 2008, and at 11 1/2% after August 4, 2008. If so elected by the borrower, the applicable PIK Interest rate will be the cash pay interest rate in effect during the period plus 100 basis points. If the borrower elects to pay any PIK Interest, it will either increase the principal amount of the outstanding 2017 Bermuda PIK Notes or issue new 2017 Bermuda PIK Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of the 2017 Bermuda PIK Notes.

We have elected to pay interest on the 2017 Bermuda PIK Notes entirely in PIK Interest through February 14, 2009. Interest on both the 2017 Senior Notes and the 2017 Bermuda PIK Notes is payable semi-annually on August 15 and February 15, commencing on August 15, 2008.

On June 27, 2008, Intelsat Sub Holdco repaid $883.3 million of borrowings under a backstop senior unsecured credit agreement due 2013 and $681.0 million of borrowings under a backstop senior unsecured credit agreement due 2015 with the proceeds of an offering of $883.3 million of Senior Notes due 2013, bearing interest at 8 1/2%, and $681.0 million of Senior Notes due 2015, bearing interest at 8 7/8%, collectively referred to as the New Sub Holdco Senior Notes. The initial purchasers of the New Sub Holdco Senior Notes and the lenders under the backstop senior unsecured credit agreements were affiliated parties and the repayment was completed without an exchange of cash between us and the lenders.

On June 27, 2008, Intermediate Holdco repaid $481.0 million aggregate principal amount at maturity of borrowings under a backstop senior unsecured credit agreement due 2015 with the proceeds of an offering of 9 1/2% Senior Discount Notes due 2015, referred to as the 2015 Senior Discount Notes. The initial purchasers of the 2015 Senior Discount Notes and the lenders under the backstop senior unsecured credit agreements were affiliated parties and the repayment was completed without an exchange of cash between us and the lenders.

On July 1, 2008, Intelsat Jackson issued $284.6 million of Senior Notes due 2016, bearing interest at 11 1/2%, and $701.9 million of Senior Notes due 2016 (guaranteed by certain subsidiaries), bearing interest at 9 1/2%, collectively referred to as the Jackson 2016 Senior Notes. The proceeds from the Jackson 2016 Senior Notes were used, together with cash on hand, to fund the repurchase of Intelsat Jackson’s 9 1/4 % Senior Notes due 2016 and Intelsat Jackson’s 11 1/4% Senior Notes due 2016 tendered in change of control offers. The Jackson 2016 Senior Notes have substantially similar terms to the notes repurchased.

Intelsat Jackson also repurchased loans tendered in a change of control offer relating to the Intelsat Jackson Senior Unsecured Credit Agreement with borrowings of $810.9 million under a new senior unsecured credit agreement that was entered into on July 1, 2008, referred to as the New Intelsat Jackson Senior Unsecured Credit Agreement, together with cash on hand. Borrowings under the New Intelsat Jackson Unsecured Credit Agreement bear interest at either (i) LIBOR plus 300 basis points or (ii) the Above Bank Rate, which is the rate for any day equal to the higher of (a) the Federal Funds Rate plus 50 basis points and (b) the rate of interest in effect for such day as its prime rate, plus 200 basis points.

On July 18, 2008, Intelsat Corp repaid $658.1 million of borrowings under a backstop senior unsecured credit agreement due 2014 and $580.7 million of borrowings under a backstop senior unsecured credit agreement due 2016 with the proceeds of an offering of $658.1 million of Senior Notes due 2014, bearing interest at 9 1/4%, and $580.7 million of Senior Notes due 2016, bearing interest at 9 1/4%, collectively referred to as the New Intelsat Corp Senior Notes. The initial purchasers of the New Intelsat Corp Senior Notes and the lenders under the backstop senior unsecured credit agreements were affiliated parties and the repayment was completed without an exchange of cash between us and the lenders.

Sub Holdco Adjusted EBITDA and New Bermuda Adjusted EBITDA

In addition to EBITDA, which is calculated as set forth in “—Results of Operations,” we calculate a measure called Sub Holdco Adjusted EBITDA, based on the term Consolidated EBITDA, as defined in the Sub Holdco Credit Agreement establishing Intelsat Sub Holdco’s senior secured credit facilities. Sub Holdco Adjusted EBITDA consists of EBITDA as adjusted to exclude or include certain unusual items, certain other operating expense items and other adjustments permitted in calculating covenant compliance under the Sub Holdco Credit Agreement as described in the table and related footnotes below. Sub Holdco Adjusted EBITDA as presented below is calculated only with respect to Intelsat Sub Holdco and its subsidiaries. Sub Holdco Adjusted EBITDA is a material component of certain ratios used in the Sub Holdco Credit Agreement, such as the secured debt leverage ratio and the total leverage ratio.

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

In addition to EBITDA and Sub Holdco Adjusted EBITDA, we also calculate a measure called New Bermuda Adjusted EBITDA, based on the term Adjusted EBITDA, as defined in the indenture governing the 2017 Bermuda Senior Notes and the 2017 Bermuda PIK Notes, collectively referred to as the 2008 Bermuda Notes.

New Bermuda Adjusted EBITDA consists of EBITDA as adjusted to exclude or include certain unusual items, certain other operating expense items and other adjustments permitted in calculating covenant compliance under the indenture of Intelsat Bermuda as described in the table and related footnotes below. New Bermuda Adjusted EBITDA as presented below is calculated only with respect to Intelsat Bermuda and its subsidiaries. New Bermuda Adjusted EBITDA is a material component of certain ratios used in the indenture governing the 2008 Bermuda Notes, such as the debt to New Bermuda Adjusted EBITDA ratio and the secured indebtedness leverage ratio.

Under Intelsat Bermuda’s indenture, Intelsat Bermuda generally may not incur additional indebtedness (subject to certain exceptions) if the debt to New Bermuda Adjusted EBITDA ratio calculated on a pro forma basis at the time of such incurrence would exceed 8.00 to 1.00 and Intelsat Bermuda cannot incur certain liens to secure indebtedness (subject to certain exceptions) if the secured indebtedness leverage ratio, after giving effect to the incurrence, exceeds 2.50 to 1.00. In addition, under this indenture, satisfaction of a 6.75 to 1.00 debt to New Bermuda Adjusted EBITDA ratio is generally (subject to certain exceptions) a condition to the making of restricted payments by Intelsat Bermuda. Furthermore, under the restricted payments covenants contained in this indenture (subject to certain exceptions), the ability of Intelsat Bermuda to make restricted payments (including the making of investments and the payment of dividends), is restricted by a formula based on the amount of New Bermuda Adjusted EBITDA measured from January 1, 2008 and calculated without making pro forma adjustments.

We believe that the inclusion of Sub Holdco Adjusted EBITDA and New Bermuda Adjusted EBITDA in this Quarterly Report is appropriate to provide additional information to investors about the calculation of certain covenants in the Sub Holdco Credit Agreement and the indenture governing the 2008 Bermuda Notes as mentioned above. We believe that some investors may use Sub Holdco Adjusted EBITDA and New Bermuda Adjusted EBITDA to evaluate our liquidity and financial condition. Sub Holdco Adjusted EBITDA and New Bermuda Adjusted EBITDA are not measures of financial performance under U.S. GAAP, and our Sub Holdco Adjusted EBITDA and New Bermuda Adjusted EBITDA may not be comparable to similarly titled measures of other companies. You should not consider Sub Holdco Adjusted EBITDA and New Bermuda Adjusted EBITDA

as alternatives to operating income (loss) or net income (loss), determined in accordance with U.S. GAAP, as indicators of our operating performance, or as alternatives to cash flows from operating activities, determined in accordance with U.S. GAAP, as indicators of cash flows, or as measures of liquidity.

New Bermuda Adjusted EBITDA was $811.9 million and $921.5 million for the six months ended June 30, 2007 and the combined six months ended June 30, 2008, respectively. Sub Holdco Adjusted EBITDA was $472.7 million and $561.5 million for the six months ended June 30, 2007 and the combined six months ended June 30, 2008, respectively. A reconciliation of net cash provided by Intelsat, Ltd. operating activities to Intelsat, Ltd. net loss, Intelsat, Ltd. net loss to Intelsat, Ltd. EBITDA, Intelsat, Ltd. EBITDA to New Bermuda Adjusted EBITDA, and New Bermuda Adjusted EBITDA to Sub Holdco Adjusted EBITDA for the six months ended June 30, 2007 and the combined six months ended June 30, 2008 is as follows:

		Combined (1)
	Six Months Ended June 30, 2007	Six Months Ended June 30, 2008
	(in thousands)
Reconciliation of net cash provided by operating activities to net loss:
Net cash provided by operating activities	$213,215	$300,569
Depreciation and amortization	(390,392)	(425,395)
Impairment of asset value	—	(63,644)
Provision for doubtful accounts	(6,277)	3,012
Foreign currency transaction gain	296	1,876
Gain (loss) on disposal of assets	25	(46)
Share-based compensation expense	(2,524)	(199,517)
Compensation cost paid by parent	(288)	—
Deferred income taxes	1,827	12,014
Amortization of bond discount and issuance costs	(65,615)	(117,493)
Interest paid-in-kind	—	(78,256)
Share in gain (loss) of affiliates	(6,931)	225
Gain on undesignated interest rate swaps	2,163	64,373
Loss on prepayment of debt and other non-cash items	(11,378)	(1,056)
Changes in operating assets and liabilities, net of effect of acquisition	119,133	8,690

Intelsat, Ltd. net loss	(146,746)	(494,648)

Add (Subtract):
Interest expense, net (2)	519,275	641,623
Provision for income taxes	13,505	9,192
Depreciation and amortization	390,392	425,395

Intelsat, Ltd. EBITDA	776,426	581,562

Add (Subtract):
Parent and intercompany expenses, net (3)	7,006	6,271
Compensation and benefits (4)	3,571	4,338
Restructuring and transaction costs (5)	7,143	313,102
Acquisition related expenses (6)	12,987	5,617
Equity investment (gains) losses (7)	7,331	(240)
Satellite impairment charge (8)	—	63,644
Gain on undesignated interest rate swaps (9)	(6,727)	(56,429)
Non-recurring and other non-cash items (10)	11,674	9,530
Satellite performance incentives (11)	(7,550)	(5,898)

New Bermuda Adjusted EBITDA	811,861	921,497

Add (Subtract):
Intelsat Corp Adjusted EBITDA (12)	(347,076)	(401,052)
Parent and intercompany expenses (13)	320	201
Non-recurring intercompany expenses	—	34,991
Satellite performance incentives (11)	7,550	5,898

Sub Holdco Adjusted EBITDA	$472,655	$561,535

(1)	As a result of the consummation of the New Sponsors Acquisition, the financial results for the six months ended June 30, 2008 have been presented separately for the “predecessor entity” for the period January 1, 2008 to January 31, 2008 and for the “successor entity” for the period February 1, 2008 to June 30, 2008. For comparative purposes, we combined the periods from January 1, 2008 to June 30, 2008, as we believe this combination is useful to provide the reader a more accurate comparison. This combination is not a U.S. GAAP measure and it is provided to enhance the reader’s understanding of the results of operations for the periods presented.

(2)	Includes a $10.0 million redemption premium paid in connection with the redemption of Intelsat Sub Holdco’s $1.0 billion Floating Rate Senior Notes due 2012 and the write-off of $28.1 million in deferred financing costs in the six months ended June 30, 2007.

(3)	Represents expenses incurred at Intelsat, Ltd. for employee salaries and benefits, office operating costs and other expenses.

(4)	Reflects the portion of the expenses incurred relating to our equity compensation plans, defined benefit pension plan and other postretirement benefits that are excludable under the definitions of New Bermuda Adjusted EBITDA and Sub Holdco Adjusted EBITDA.

(5)	Reflects restructuring costs incurred in connection with the PanAmSat Acquisition Transactions and transaction costs related to the New Sponsors Acquisition Transactions.

(6)	Reflects expenses incurred in connection with the monitoring fee agreements with our Former Sponsors to provide certain monitoring, advisory and consulting services to Intelsat Bermuda, Intelsat Sub Holdco and their respective subsidiaries.

(7)	Represents gains or losses incurred under the equity method of accounting.

(8)	Represents the non-cash impairment charge recorded in 2008 to write-down to fair value the Galaxy 26 satellite due to its anomaly in June 2008.

(9)	Represents the changes in the fair value of the undesignated interest rate swaps which are recognized in operating income.

(10)	Reflects certain non-recurring gains and losses and non-cash income related to the recognition of deferred revenue on a straight-line basis of certain prepaid capacity contracts which are excluded from New Bermuda Adjusted EBITDA and Sub Holdco Adjusted EBITDA by definition. For the six months ended June 30, 2007, non-recurring and other non-cash items primarily consisted of $13.6 million of non-recurring integration costs, partially offset by $3.2 million of non-cash amortization related to fair value adjustments. For the combined six months ended June 30, 2008, non-recurring and other non-cash items primarily consisted of $9.6 million of non-recurring integration costs.

(11)	Amount represents satellite performance incentive interest expense required to be excluded from interest expense for the calculation of New Bermuda Adjusted EBITDA, but permitted to be included as part of interest expense for the calculation of Sub Holdco Adjusted EBITDA.

(12)	This measure is reported publicly by our subsidiary, Intelsat Corp, which is not a subsidiary of Intelsat Sub Holdco.

(13)	Reflects expenses of Intelsat Bermuda of $0.1 million and $0.1 million of other holding companies not consolidated under Intelsat Sub Holdco.

Funding Sources and Uses

We are a highly leveraged company and have incurred significant additional debt in 2008, which has resulted in a large increase in our obligations related to debt service, including increased interest expense. In the next twelve months, other than the impact of the New Sponsors Acquisition Transactions, we expect our most significant cash outlays to be for debt service requirements on our outstanding debt and capital expenditures, as described below in “—Capital Expenditures.” We intend to fund these payment requirements through cash on hand, cash provided by operating activities and borrowings under our senior secured credit facilities.

As of June 30, 2008, we had outstanding letters of credit of $12.1 million and the revolving credit facility was undrawn. Under the terms of the credit agreements governing both Intelsat Sub Holdco’s senior secured credit facilities and Intelsat Corp’s amended and restated senior secured credit facilities, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat, Ltd., under a senior secured debt covenant included in the indenture governing Intelsat, Ltd.’s outstanding senior notes. As a result, under certain circumstances, Intelsat Sub Holdco may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Corp has certain amounts outstanding under its revolving credit facility, and Intelsat Corp may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving credit facility. The availability under Intelsat Sub Holdco’s and Intelsat Corp’s revolving credit facilities at June 30, 2008, was $240.0 million and $172.9 million, respectively.

Contracted Backlog

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog is our expected future revenue under customer contracts, and includes both cancelable and non-cancelable contracts, although 97% of our backlog related to contracts that either were non-cancelable or had substantial termination penalties. Our backlog was approximately $8.2 billion and $8.5 billion as of December 31, 2007 and June 30, 2008, respectively. This backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

Satellite Construction and Launch Obligations

As of June 30, 2008, we had approximately $151.6 million of expenditures remaining under existing satellite construction contracts and satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of June 30, 2008, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

During July and August 2008, we entered into new satellite construction and launch obligations related to two planned replacement satellites for an aggregate increase in our commitments of approximately $250.0 million.

Satellite Health

On June 29, 2008, our Galaxy 26 satellite experienced a sudden and unexpected electrical distribution anomaly causing the loss of a substantial portion of the satellite power generating capability and resulting in the interruption of some of the customer services on the satellite. In accordance with our existing satellite anomaly contingency plans, we restored the service for most Galaxy 26 customers on satellites within the Intelsat fleet, including for some of them on Galaxy 26, certain transponders of which continue to operate normally. We recorded a non-cash impairment charge of $63.6 million during June 2008 to write down the uninsured Galaxy 26 satellite to its estimated fair value following the anomaly. The estimated fair value was determined based on a discounted cash flow analysis. The anomaly resulted in a reduction to the estimated remaining useful life of the satellite.

We established a failure review board, referred to as the FRB, with Space Systems/Loral, Inc., the manufacturer of the Galaxy 26 satellite, to identify the cause of the problem. The FRB concluded that the failure on the Galaxy 26 satellite was the result of a design flaw similar to the flaw which caused the anomaly on the Galaxy 27 satellite. This design flaw exists on three of our satellites—Galaxy 26, Galaxy 27 and IS-8. We currently believe that the Galaxy 26 satellite anomaly will not result in the acceleration of capital expenditures for a replacement of the Galaxy 26 satellite.

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

Payments for satellites and other property and equipment during the combined six months ended June 30, 2008 were $204.9 million. Payments for satellites and other property and equipment exclude funds paid for deposits on future satellites and launches that are included as a part of other assets and capitalized as construction progresses.

On May 21, 2008, we successfully launched our Galaxy 18 satellite into orbit. This satellite will operate from 123º west longitude and will serve programmers, government and corporate broadband customers in the continental United States, Alaska, Hawaii and Puerto Rico. We currently plan to launch one additional satellite in 2008 and have three additional satellites on order with launches planned in 2009. We expect our 2008 total capital expenditures to range from approximately $460 million to $500 million. We intend to fund our capital expenditure requirements through cash on hand, cash provided from operating activities and, if necessary, borrowings under the revolving facilities of our senior secured credit facilities.

Disclosures about Market Risk

See Item 3—Quantitative and Qualitative Disclosures About Market Risk.

Off-Balance Sheet Arrangements

On August 1, 2005, Intelsat Corp formed its second satellite joint investment with JSAT International, or JSAT, a leading satellite operator in the Asia-Pacific region, to build and launch a Ku-band satellite to operate at 74.05º west longitude. The joint investment is named Horizons-2. The Horizons-2 satellite entered service in February 2008. The satellite will support digital video, high definition television and internet protocol-based content distribution networks to broadband Internet and satellite news gathering services in the United States. The total future joint investment is expected to be approximately $193.1 million, and both we and JSAT were required to begin funding our 50% share in March 2008. In connection with our investment in Horizons-2, in August 2005, Intelsat Corp entered into a capital contribution and subscription agreement, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made a contribution of $3.6 million in March 2008. Our contribution obligation arises from our estimated future obligation to fund amounts due under Horizons-2’s loan agreement with a third-party lender. We have entered into a security and pledge agreement with the lender and pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore we have recorded a liability of $76.9 million within our condensed consolidated balance sheet as of June 30, 2008 for the remaining obligation as an indirect guarantee in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Indebtedness of Others. Our portion of the investment is being accounted for using the equity method.

We do not have any other significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or liquidity.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective

Date of FASB Statement 157, which deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. Examples of nonfinancial assets and liabilities to which the deferral would apply for us include (i) those acquired in a business combination and (ii) goodwill, indefinite-lived intangible assets and long-lived assets measured at fair value for impairment testing. Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires companies to recognize in their balance sheets the funded status of pension and other postretirement benefit plans. Previously unrecognized items under SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, will now be recognized as a component of accumulated other comprehensive income (loss), net of applicable income tax effects. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be our fiscal year end. As described in Note 4—Retirement Plans and Other Retiree Benefits to our condensed consolidated financial statements, we adopted the recognition provisions of SFAS 158 effective December 31, 2007, and adopted the measurement date provisions during the first quarter of 2008.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. SFAS 160 is to be applied prospectively except for its presentation and disclosure requirements for existing minority interests, which require retroactive application. We are currently evaluating the requirements of SFAS 160 and the impact, if any, on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivatives Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS 161 is effective for the first quarter 2009. We are currently evaluating the requirements of SFAS 161 and the impact, if any, on our condensed consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP SFAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements or, in absence of that experience, consider the assumptions that market participants would use regarding a renewal or extension, adjusted for entity-specific factors. The intent of FSP SFAS 142-3 is to improve consistency between the useful life of a recognized asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. Additionally, FSP SFAS 142-3 requires expanded disclosures regarding an entity’s intangible assets. The guidance in FSP-SFAS 142-3 for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements, however, must be applied prospectively to intangibles recognized as of, and subsequent to, to the effective date. FSP SFAS 142-3 is effective for us in the first quarter of 2009. We are currently evaluating the requirements of FSP SFAS 142-3 and the impact, if any, on our consolidated financial statements.

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

Approximately 80%, or $11.8 billion, of our debt as of June 30, 2008 was fixed-rate debt, excluding interest rate swaps. While changes in interest rates impact the fair value of this debt, there is no impact to earnings or cash flows because we intend to hold these obligations to maturity unless market and other conditions are favorable.

As of June 30, 2008, we held interest rate swaps with an aggregate notional amount of $3.0 billion with maturities ranging from 2010 to 2013. These swaps were entered into to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest. On June 30, 2008, the rate we would pay averaged 3.8% and the rate we would receive averaged 2.8%.

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

These interest rate swaps and options have not been designated for hedge accounting treatment in accordance with SFAS 133, as amended and interpreted, and the changes in fair value of these instruments will be recognized in earnings during the period of change. Assuming a one percentage point decrease in the prevailing forward yield curve, the fair value of the interest rate swap asset would decrease to a liability of approximately $61.1 million and the fair value of the options would increase to an asset approximately $9.0 million.

We perform interest rate sensitivity analyses on our variable rate debt, including interest rate swaps, and cash and cash equivalents. These analyses indicate that a one percentage point change in interest rates would have an annual pre-tax impact of $2.7 million on our condensed consolidated statements of operations and cash flows as of June 30, 2008. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair values.

Foreign Currency Risk

We do not currently use foreign currency derivatives to hedge our foreign currency exposures. There have been no material changes to our foreign currency exposures as described in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act, is recorded, processed, summarized and timely reported as provided in SEC rules and forms. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. We periodically review the design and effectiveness of our disclosure controls and procedures worldwide, including compliance with various laws and regulations that apply to our operations. We make modifications to improve the design and effectiveness of our disclosure controls and procedures, and may take other corrective action, if our reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2008. Based upon that evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control over Financial Reporting

During the third quarter of 2007, we began the implementation of a new financial consolidation system which was fully integrated into our financial reporting process during the first two quarters of 2008. We have reviewed the system as it was implemented and the controls affected by the implementation of the new system, and have made appropriate changes to the affected internal controls.

Other than as discussed above, no other changes occurred in our internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Document Description
4.1	Indenture for the 11 1/4% Senior Notes due 2017 and the 11 1/2%/12 1/2% Senior PIK Election Notes due 2017, dated as of June 27, 2008, by and among Intelsat (Bermuda), Ltd., as Issuer, Intelsat, Ltd., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 3, 2008).

4.2	Indenture for the 9 1/2% Senior Discount Notes due 2015, dated as of June 27, 2008, by and among Intelsat Intermediate Holding Company, Ltd., as Issuer, Intelsat, Ltd., as Co-Obligor, Intelsat (Bermuda), Ltd. and Intelsat Jackson Holdings, Ltd., as Guarantors, and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.2 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 3, 2008).

4.3	Indenture for the 8 1/2% Senior Notes due 2013 and the 8 7/8% Senior Notes due 2015, dated as of June 27, 2008, by and among Intelsat Subsidiary Holding Company, Ltd., as Issuer, Intelsat, Ltd., Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd. and Intelsat Intermediate Holding Company, Ltd., as Parent Guarantors, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.3 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 3, 2008).

4.4	Indenture for the 11 1/2% Senior Notes due 2016, dated as of July 1, 2008, by and among Intelsat Jackson Holdings, Ltd., as Issuer, Intelsat, Ltd. and Intelsat (Bermuda), Ltd., as Parent Guarantors, and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.4 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 3, 2008).

Exhibit No.	Document Description
4.5	Indenture for the 9 1/2% Senior Notes due 2016, dated as of July 1, 2008, by and among Intelsat Jackson Holdings, Ltd., as Issuer, Intelsat, Ltd. and Intelsat (Bermuda), Ltd., as Parent Guarantors, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.5 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 3, 2008).

4.6	Registration Rights Agreement, dated as of June 27, 2008, among Intelsat, Ltd., Intelsat (Bermuda), Ltd., Intelsat Intermediate Holding Company, Ltd., Intelsat Subsidiary Holding Company, Ltd., Intelsat Jackson Holdings, Ltd., the subsidiary guarantors named therein, and Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. Incorporated and Banc of America Securities LLC as Representatives of the Initial Purchasers named therein (incorporated by reference to Exhibit 4.6 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 3, 2008).

4.7	Registration Rights Agreement, dated as of July 1, 2008, among Intelsat, Ltd., Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd., the subsidiary guarantors named therein, and Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. Incorporated and Banc of America Securities LLC as Representatives of the Initial Purchasers named therein (incorporated by reference to Exhibit 4.7 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 3, 2008).

4.8	Indenture for the 9 1/4% Senior Notes due 2014, dated as of July 18, 2008, by and among Intelsat Corporation, as Issuer, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.1 of Intelsat Corporation’s Report on Form 8-K, File No. 0-22531, filed on July 22, 2008).

4.9	Indenture for the 9 1/4% Senior Notes due 2016, dated as of July 18, 2008, by and among Intelsat Corporation, as Issuer, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.2 of Intelsat Corporation’s Report on Form 8-K, File No. 0-22531, filed on July 22, 2008).

4.10	Registration Rights Agreement, dated as of July 18, 2008, among Intelsat Corporation, the subsidiary guarantors named therein, and Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. Incorporated and Banc of America Securities LLC as Representatives of the Initial Purchasers named therein (incorporated by reference to Exhibit 4.3 of Intelsat Corporation’s Report on Form 8-K, File No. 0-22531, filed on July 22, 2008).

10.1	Separation Agreement and Release, by and among Intelsat Global, Ltd., Intelsat Holdings, Ltd., Intelsat, Ltd. and Jeffrey P. Freimark, dated June 5, 2008 (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on June 6, 2008).

10.2	Credit Agreement, dated as of July 1, 2008, by and among Intelsat Jackson Holdings, Ltd., as the Borrower, Intelsat (Bermuda), Ltd., as Guarantor, and the Several Lenders from time to time parties thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, Banc of America Bridge LLC, as Syndication Agent, Morgan Stanley Senior Funding, Inc., as Documentation Agent, and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc. as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 3, 2008).

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT, LTD.

Date: August 13, 2008	By	/s/ DAVID MCGLADE
David McGlade
Chief Executive Officer and Acting Chief Financial Officer