Form 10-Q
period 2008-09-30
INTELSAT LTD
filed 2008-11-13
CIK 1156871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 11, 2008, 12,000 ordinary shares, par value $1.00 per share, were outstanding.

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of December 31, 2007 (Predecessor Entity) and September 30, 2008 (Successor Entity) (Unaudited)	4
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2007 (Predecessor Entity) and the Three Months Ended September 30, 2008 (Successor Entity)	5
	Unaudited Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2007 (Predecessor Entity), the Period January 1, 2008 to January 31, 2008 (Predecessor Entity) and the Period February 1, 2008 to September 30, 2008 (Successor Entity)	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 (Predecessor Entity), the Period January 1, 2008 to January 31, 2008 (Predecessor Entity) and the Period February 1, 2008 to September 30, 2008 (Successor Entity)	7
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	63
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	85
Item 4T.	Controls and Procedures	86

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	87
Item 1A.	Risk Factors	87
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	87
Item 3.	Defaults upon Senior Securities	87
Item 4.	Submission of Matters to a Vote of Security Holders	87
Item 5.	Other Information	87
Item 6.	Exhibits	87

SIGNATURES		89

INTRODUCTION

In this Quarterly Report, unless otherwise indicated or the context otherwise requires, (1) the terms “we,” “us,” “our” and “Intelsat” refer to Intelsat, Ltd. and its currently existing subsidiaries on a consolidated basis, (2) the terms “Serafina Holdings” and “Intelsat Global” refer to Intelsat Global, Ltd. (formerly known as Serafina Holdings Limited), (3) the term “Serafina” refers to Intelsat Global Subsidiary, Ltd. (formerly known as Serafina Acquisition Limited), (4) the term “Intelsat Holdings” refers to our parent, Intelsat Holdings, Ltd., (5) the term “Intelsat Bermuda” refers to Intelsat (Bermuda), Ltd., Intelsat, Ltd.’s direct wholly-owned subsidiary, (6) the term “Intelsat Jackson” refers to Intelsat Jackson Holdings, Ltd., a direct wholly-owned subsidiary of Intelsat Bermuda, (7) the term “Intermediate Holdco” refers to Intelsat Intermediate Holding Company, Ltd., Intelsat Jackson’s direct wholly-owned subsidiary, (8) the term “Intelsat Sub Holdco” refers to Intelsat Subsidiary Holding Company, Ltd., Intermediate Holdco’s direct wholly-owned subsidiary, (9) the term “PanAmSat Holdco” refers to PanAmSat Holding Corporation, and not to its subsidiaries, prior to the PanAmSat Acquisition Transactions (as defined below), (10) the term “Intelsat Corp” refers to PanAmSat Corporation prior to the PanAmSat Acquisition Transactions and Intelsat Corporation thereafter, (11) the term “PanAmSat” refers to PanAmSat Holding Corporation and its subsidiaries on a consolidated basis prior to the PanAmSat Acquisition Transactions, (12) the term “PanAmSat Acquisition Transactions” refers to our acquisition of PanAmSat and related transactions, and (13) the term “New Sponsors Acquisition Transactions” refers to the acquisition of Intelsat Holdings by Serafina and related transactions, as discussed under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the New Sponsors Acquisition Transactions.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTELSAT, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of September 30, 2008
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$426,569	$656,119
Receivables, net of allowance of $32,788 in 2007 and $20,539 in 2008	316,593	306,335
Deferred income taxes	44,944	49,626
Prepaid expenses and other current assets	63,139	59,950

Total current assets	851,245	1,072,030
Satellites and other property and equipment, net	4,586,348	5,348,037
Goodwill	3,900,193	6,762,027
Non-amortizable intangible assets	1,676,600	3,284,000
Amortizable intangible assets, net	691,490	1,166,866
Other assets	347,456	559,479

Total assets	$12,053,332	$18,192,439

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$139,613	$125,071
Taxes payable	984	—
Employee related liabilities	50,006	42,480
Customer advances for satellite construction	30,610	—
Accrued interest payable	176,597	284,386
Current portion of long-term debt	77,995	103,817
Deferred satellite performance incentives	24,926	21,921
Other current liabilities	117,994	132,551

Total current liabilities	618,725	710,226
Long-term debt, net of current portion	11,187,409	15,017,048
Deferred satellite performance incentives, net of current portion	124,331	128,220
Deferred revenue, net of current portion	167,693	168,329
Deferred income taxes	411,978	721,970
Accrued retirement benefits	82,340	127,262
Other long-term liabilities	183,240	223,273
Commitments and contingencies (Note 13)
Shareholder’s equity (deficit):
Ordinary shares, $1.00 par value, 12,000 shares authorized, issued and outstanding at December 31, 2007 and September 30, 2008	12	12
Paid-in capital	35,091	1,459,795
Accumulated deficit	(763,561)	(362,078)
Accumulated other comprehensive income (loss)	6,074	(1,618)

Total shareholder’s equity (deficit)	(722,384)	1,096,111

Total liabilities and shareholder’s equity (deficit)	$12,053,332	$18,192,439

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity	Successor Entity
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008
Revenue	$546,090	$598,512
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	79,348	92,954
Selling, general and administrative	54,580	51,271
Depreciation and amortization	197,609	217,285
Restructuring and transaction costs	(55)	—
Loss on undesignated interest rate swaps	9,488	36,608

Total operating expenses	340,970	398,118

Income from operations	205,120	200,394
Interest expense, net	239,589	368,339
Other income (expense), net	1,777	(11,330)

Loss before income taxes	(32,692)	(179,275)
Provision for income taxes	9,877	16

Net loss	$(42,569)	$(179,291)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity		Successor Entity
	Nine Months Ended September 30, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to September 30, 2008
Revenue	$1,607,550	$190,261	$1,565,851
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	237,665	25,683	229,685
Selling, general and administrative	177,553	18,485	132,010
Depreciation and amortization	588,002	64,157	578,523
Restructuring and transaction costs	7,088	313,102	—
Impairment of asset value	—	—	63,644
(Gain) loss on undesignated interest rate swaps	2,760	11,431	(31,251)

Total operating expenses	1,013,068	432,858	972,611

Income (loss) from operations	594,482	(242,597)	593,240
Interest expense, net	758,864	80,275	929,687
Other income (expense), net	(1,551)	535	(5,947)

Loss before income taxes	(165,933)	(322,337)	(342,394)
Provision for (benefit from) income taxes	23,382	(10,476)	19,684

Net loss	$(189,315)	$(311,861)	$(362,078)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor Entity		Successor Entity
	Nine Months Ended September 30, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to September 30, 2008
Cash flows from operating activities:
Net loss	$(189,315)	$(311,861)	$(362,078)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	588,002	64,157	578,523
Impairment of asset value	—	—	63,644
Provision for doubtful accounts	6,245	3,922	(9,209)
Foreign currency transaction gain	(808)	(137)	(1,887)
Loss on disposal of assets	262	—	199
Share-based compensation expense	3,785	196,414	3,130
Compensation cost paid by parent	288	—	—
Deferred income taxes	(8,008)	(16,668)	(2,031)
Amortization of bond discount, issuance costs and other non-cash items	84,566	6,494	161,163
Interest paid-in-kind	—	—	140,678
Share in loss of unconsolidated affiliates	6,884	—	17,262
(Gain) loss on undesignated interest rate swaps	9,654	11,748	(47,279)
Loss on prepayment of debt and other non-cash items	9,948	108	335
Changes in operating assets and liabilities:
Receivables	(5,881)	358	12,751
Prepaid expenses and other assets	(30,200)	(25,270)	8,996
Accounts payable and accrued liabilities	(16,198)	70,704	72,790
Deferred revenue	1,092	14,342	32,487
Accrued retirement benefits	(914)	78	969
Other long-term liabilities	(29,253)	5,230	(2,565)

Net cash provided by operating activities	430,149	19,619	667,878

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(368,395)	(24,701)	(279,311)
Capital contributions to unconsolidated affiliates	—	—	(27,280)
Capital contribution from Intelsat Holdings	—	—	3,404
Other investing activities	2,078	—	4,699

Net cash used in investing activities	(366,317)	(24,701)	(298,488)

Cash flows from financing activities:
Repayments of long-term debt	(1,647,733)	(168,847)	(6,253,931)
Proceeds from issuance of long-term debt	1,595,000	—	5,012,783
Loan proceeds received from Intelsat Holdings	—	—	34,000
Proceeds from revolving credit facility	—	150,000	241,221
Debt issuance costs	(31,225)	—	(121,729)
Repayments of funding of capital expenditures by customer	(41,282)	—	(30,862)
Payment of premium on early retirement of debt	(10,000)	—	(88,104)
Principal payments on deferred satellite performance incentives	(13,379)	(1,333)	(18,579)
Principal payments on capital lease obligations	(4,081)	(2,124)	(4,594)

Net cash used in financing activities	(152,700)	(22,304)	(1,229,795)

Effect of exchange rate changes on cash and cash equivalents	808	137	1,887

Net change in cash and cash equivalents	(88,060)	(27,249)	(858,518)
Cash and cash equivalents, beginning of period	583,656	426,569	1,514,637

Cash and cash equivalents, end of period	$495,596	$399,320	$656,119

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$662,006	$119,399	$501,316
Income taxes paid	46,973	4,028	29,903
Supplemental disclosure of non-cash investing activities:
Accrued capital expenditures	$19,802	$13,363	$35,668

Note:	The increase in cash and cash equivalents between the predecessor entity ending balance for the period January 1, 2008 to January 31, 2008 and the successor entity opening balance is due to approximately $1.1 billion in cash received in connection with the closing of the New Sponsors Acquisition Transactions (see Note 2 – New Sponsors Acquisition).

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2008

Note 1    General

Basis of Presentation

The accompanying condensed consolidated financial statements of Intelsat, Ltd. and its subsidiaries (“Intelsat,” “we,” “us” or “our”) have not been audited, but are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements include all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of these financial statements. The results of operations for the periods presented are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 on file with the Securities and Exchange Commission (“SEC”). Intelsat is a wholly-owned subsidiary of Intelsat Holdings, Ltd. (“Intelsat Holdings”).

On February 4, 2008, Serafina Acquisition Limited (“Serafina”) completed its acquisition of 100% of the equity ownership of Intelsat Holdings for total cash consideration of approximately $5.0 billion, pursuant to a Share Purchase Agreement dated as of June 19, 2007 (the “BC Share Purchase Agreement”), among Serafina, Intelsat Holdings, certain shareholders of Intelsat Holdings and Serafina Holdings Limited (“Serafina Holdings”), the direct parent of Serafina. This transaction is referred to as the New Sponsors Acquisition (see Note 2—New Sponsors Acquisition).

Although the effective date of the New Sponsors Acquisition was February 4, 2008, due to the immateriality of the results of operations for the period between February 1, 2008 and February 4, 2008, we have accounted for the New Sponsors Acquisition as if it had occurred on February 1, 2008 and “pushed-down” the recorded accounting adjustments to reflect the acquisition at fair value. The condensed consolidated financial statements as of December 31, 2007, for the three and nine months ended September 30, 2007 and for the period January 1, 2008 to January 31, 2008 show the operations of the “predecessor entity.” The condensed consolidated financial statements as of September 30, 2008, for the three months ended September 30, 2008, and for the period from February 1, 2008 to September 30, 2008 show the operations of the “successor entity.”

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Examples of estimates include the determination of fair value with respect to certain assets acquired and liabilities assumed in the New Sponsors Acquisition, the allowance for doubtful accounts, pension and postretirement benefits, the fair value of our undesignated interest rate swaps, income taxes, useful lives of satellites, intangible assets and other property and equipment and recoverability of goodwill and non-amortizable intangible assets. Changes in such estimates may affect amounts reported in future periods.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. In connection with our implementation of a new financial reporting system, which was placed in service during the first quarter of 2008, we identified that certain unallocated cost centers were allocated to direct costs of revenue (exclusive of

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

depreciation and amortization) or selling, general and administrative expense based on a company-wide distribution of allocated costs to each of these expense categories. In order to more appropriately align these unallocated costs between direct costs of revenue (exclusive of depreciation and amortization) and selling, general and administrative expense categories, we revised the allocation methodology based on the primary purpose of each legal entity (e.g., sales center, teleport or operation, or administrative). The reclassification did not impact our previously reported revenue, total operating expenses, income (loss) from operations or net loss.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. Examples of nonfinancial assets and liabilities to which the deferral would apply to us include (i) those acquired in a business combination and (ii) goodwill, indefinite-lived intangible assets and long-lived assets measured at fair value for impairment testing. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires companies to recognize in their balance sheets the funded status of pension and other postretirement benefit plans. Previously unrecognized items under SFAS No. 87, Employers’ Accounting for Pensions (“SFAS No. 87”), and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS No. 106”), will now be recognized as a component of accumulated other comprehensive income (loss), net of applicable income tax effects. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be our fiscal year end. As more fully described in Note 4—Retirement Plans and Other Retiree Benefits, we adopted the recognition provisions of SFAS No. 158 effective December 31, 2007, and adopted the measurement date provisions during the first quarter of 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 became effective for us beginning on January 1, 2008. The adoption of SFAS No. 159 in the first quarter of 2008 did not impact our condensed consolidated financial statements since we have not elected to apply the fair value option to any of our eligible financial instruments.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008. SFAS No. 141R is to be applied prospectively, with early adoption prohibited. We will adopt SFAS No. 141R upon its effective date as appropriate for any future business combinations.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. SFAS No. 160 is to be applied prospectively except for its presentation and disclosure requirements for existing minority interests, which require retroactive application. We are currently evaluating the requirements of SFAS No. 160 and the impact, if any, on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”); and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for us in the first quarter of 2009. We are currently evaluating the requirements of SFAS No. 161 and the impact, if any, on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. SFAS 142-3”). FSP No. SFAS 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP No. SFAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements or, in the absence of that experience, consider the assumptions that market participants would use regarding a renewal or extension, adjusted for entity-specific factors. The intent of FSP No. SFAS 142-3 is to improve consistency between the useful life of a recognized asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R. Additionally, FSP No. SFAS 142-3 requires expanded disclosures regarding an entity’s intangible assets. The guidance in FSP No. SFAS 142-3 for determining the useful life of a recognized intangible asset is to be applied prospectively to intangibles acquired after the effective date. The disclosure requirements, however, must be applied prospectively to all intangibles recognized as of, and subsequent to, the effective date. FSP No. SFAS 142-3 is effective for us in the first quarter of 2009. We are currently evaluating the requirements of FSP No. SFAS 142-3 and the impact, if any, on our consolidated financial statements.

Fair Value Measurements

SFAS No. 157, which we prospectively adopted on January 1, 2008, defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. SFAS No. 157 establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:

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

September 30, 2008

•	Level 3—unobservable inputs based upon the reporting entity’s internally developed assumptions which market participants would use in pricing the asset or liability.

We performed an evaluation of our financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework of SFAS No. 157. As a result of that evaluation, we identified investments in marketable securities and interest rate financial derivative instruments as having met such criteria.

We account for our investments in marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All investments have been classified as available-for-sale securities as of December 31, 2007 and September 30, 2008, and are included in other assets in the accompanying condensed consolidated balance sheets. Available-for-sale securities are stated at fair value with any unrealized gains and losses included in accumulated other comprehensive income (loss) within shareholder’s equity (deficit). Realized gains and losses and declines in fair value on available-for-sale securities that are determined to be other than temporary are included in other income (expense), net within our condensed consolidated statements of operations. Interest and dividends on available-for-sale securities are included in interest expense, net and other income (expense), net, respectively, within the condensed consolidated statements of operations.

We determined that the valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, have classified such investments within Level 1 of the SFAS No. 157 hierarchy framework. The fair value of our marketable securities as of September 30, 2008 was $8.9 million.

The fair value of our interest rate financial derivative instruments reflects the estimated amounts that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and the current creditworthiness of both our counterparties and ourselves. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments, if any, associated with our derivatives utilize Level 3 inputs, such as the estimates of current credit spread, to evaluate the likelihood of default by us or our counterparties. We also consider the existence of offset provisions and other credit enhancements that serve to reduce the credit exposure associated with the asset or liability being fair valued. We have assessed the significance of the inputs of the credit valuation adjustments to the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Note 2    New Sponsors Acquisition

On February 4, 2008, Serafina completed its acquisition of 100% of the equity ownership of Intelsat Holdings for total cash consideration of approximately $5.0 billion, pursuant to the BC Share Purchase Agreement.

Serafina Holdings is an entity newly formed by funds controlled by BC Partners Holdings Limited (“BC Partners”) and certain other investors (collectively, the “BCEC Funds”). Subsequent to the execution of the BC Share Purchase Agreement, two investment funds controlled by Silver Lake Partners (“Silver Lake”) and other

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

equity investors joined the BCEC Funds as the equity sponsors of Serafina Holdings. The BCEC Funds, the Silver Lake funds and the other equity sponsors are referred to as the New Sponsors and the acquisition of Intelsat Holdings, our parent, is referred to as the New Sponsors Acquisition.

The former shareholders of Intelsat Holdings (other than management), including funds advised by or associated with Apax Partners Worldwide LLP, Apax Partners, L.P., Apollo Management V, L.P., MDP Global Investors Limited and Permira Advisers LLC (collectively, the “Former Sponsors”), sold 100% of their equity interests in Intelsat Holdings. Upon closing, management contributed to Serafina Holdings the portion of their equity interests in Intelsat Holdings not purchased for cash by Serafina in exchange for equity interests in Serafina Holdings (which was renamed Intelsat Global, Ltd. (“Intelsat Global”) on February 8, 2008).

In order to partially finance the New Sponsors Acquisition, Serafina borrowed $4.96 billion in aggregate principal amount of term loans under a $2.81 billion senior unsecured bridge loan credit agreement, dated as of February 4, 2008 (the “Senior Bridge Loan Credit Agreement”), among Serafina, the several lenders party thereto and certain other parties, and a $2.15 billion senior unsecured payment-in-kind election bridge loan credit agreement, dated as of February 4, 2008 (the “PIK Election Bridge Loan Credit Agreement” and, together with the Senior Bridge Loan Credit Agreement, the “Bridge Loan Credit Agreements”), among Serafina, the several lenders party thereto and certain other parties.

Immediately following the New Sponsors Acquisition, Intelsat (Bermuda), Ltd. (“Intelsat Bermuda”), our direct wholly-owned subsidiary, transferred certain of its assets (including all of its direct and indirect ownership interests in our subsidiaries) and certain of its liabilities and obligations (including its 9 1/4% Senior Notes due 2016, 11 1/4% Senior Notes due 2016, Floating Rate Senior Notes due 2013, Floating Rate Senior Notes due 2015, and its senior unsecured credit facility) to a newly formed direct wholly-owned subsidiary, Intelsat Jackson Holdings, Ltd (“Intelsat Jackson”), pursuant to an assignment and assumption agreement (the “Intelsat Bermuda Transfer”). Following the Intelsat Bermuda Transfer, Intelsat Jackson became the owner of substantially all of Intelsat Bermuda’s assets and the obligor with respect to substantially all of Intelsat Bermuda’s liabilities and obligations, and Intelsat Bermuda no longer had any rights or obligations with respect to such assets and liabilities.

Immediately after the consummation of the Intelsat Bermuda Transfer, Serafina assigned certain of its assets and liabilities to Intelsat Bermuda (the “Serafina Assignment”), including Serafina’s rights and obligations under the Bridge Loan Credit Agreements and a Commitment Letter, dated as of June 19, 2007, among Serafina, the several lenders party thereto and certain other parties, as amended by the Commitment Letter Amendment, dated as of February 7, 2008 (the “Financing Commitment Letter”).

In addition, our subsidiaries, Intelsat Subsidiary Holding Company, Ltd (“Intelsat Sub Holdco”) and Intelsat Corporation (“Intelsat Corp”), entered into amendments to their existing credit agreements, and Intelsat Corp entered into a joinder agreement to its existing credit agreement, to facilitate the New Sponsors Acquisition. The New Sponsors Acquisition and the transactions described above are collectively referred to as the New Sponsors Acquisition Transactions. The New Sponsors Acquisition Transactions resulted in changes in the guarantor structure of certain of our debt and represented a change of control under various indentures and credit agreements governing our indebtedness (see Note 9—Long-Term Debt).

Immediately upon the closing of the New Sponsors Acquisition, the Intelsat Bermuda and Intelsat Sub Holdco monitoring fee agreements with the Former Sponsors were terminated. Intelsat Bermuda entered into a

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

new monitoring fee agreement (the “2008 MFA”) with BC Partners and Silver Lake Management Company III, L.L.C. (together, the “2008 MFA parties”), pursuant to which the 2008 MFA parties provide certain monitoring, advisory and consulting services to Intelsat Bermuda.

In connection with the completion of the New Sponsors Acquisition Transactions, we recorded $313.1 million of transaction costs within restructuring and transaction costs in our condensed consolidated statements of operations during the predecessor period January 1, 2008 to January 31, 2008. These costs included $197.2 million of costs associated with the repurchase or cancellation of restricted shares and share-based compensation arrangements (“SCAs”) of Intelsat Holdings upon completion of the New Sponsors Acquisition, an advisory service fee of $60.0 million paid to the 2008 MFA parties, and $55.3 million in professional fees.

The New Sponsors Acquisition was accounted for by Intelsat Holdings under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. As a result, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. In accordance with Topic 5J of the codified SEC Staff Accounting Bulletins, the preliminary purchase accounting adjustments have been “pushed down” and recorded in our condensed consolidated financial statements, which resulted in a new basis of accounting for the “successor period” beginning after the consummation of the New Sponsors Acquisition. Determining fair values required us to make significant estimates and assumptions which may be revised as additional information becomes available. In order to develop estimates of fair values, we considered the following generally accepted valuation approaches: the cost approach, the income approach and the market approach. Our estimates included assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends. Any final adjustments may change the fair value assigned to the assets acquired and liabilities assumed and could result in a material change.

The purchase price was calculated as follows (in thousands):

Cash paid	$5,023,677
Transaction costs	17,288

Purchase price	5,040,965
Net liabilities of Intelsat Holdings assumed	14,827

Purchase price allocated to Intelsat, Ltd.	$5,055,792

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

A reconciliation of the purchase price adjustments recorded in connection with the New Sponsors Acquisition, including the effects of the push-down accounting and the Serafina Assignment, is presented below (in thousands):

	Predecessor Entity			Successor Entity
	As of January 31, 2008	Transaction Adjustments		As of February 1, 2008
ASSETS
Current assets	$838,890	$1,105,592	(1)	$1,944,482
Satellites and other property and equipment, net	4,551,599	1,022,788		5,574,387
Goodwill	3,900,193	2,861,833		6,762,026
Non-amortizable intangible assets	1,676,600	1,607,400		3,284,000
Amortizable intangible assets, net	683,697	596,793		1,280,490
Other assets	351,909	100,300	(2)	452,209

Total assets	$12,002,888	$7,294,706		$19,297,594

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current portion of long-term debt	$85,515	$—		$85,515
Other current liabilities	622,081	(109,940	)(2)	512,141

Total current liabilities	707,596	(109,940)		597,656
Long-term debt, net of current portion	11,163,972	4,762,516	(2)	15,926,488
Deferred income taxes	400,832	322,937		723,769
Other non-current liabilities	569,033	27,376		596,409

Total liabilities	12,841,433	5,002,889		17,844,322
Total shareholder’s equity (deficit)	(838,545)	2,291,817	(2)	1,453,272

Total liabilities and shareholder’s equity (deficit)	$12,002,888	$7,294,706		$19,297,594

(1)	Includes $1.1 billion in cash received upon consummation of the New Sponsors Acquisition Transactions.

(2)	Includes the effects of the Serafina Assignment.

Note 3    Share-Based and Other Compensation Plans

(a) 2001 and 2004 Share Plans

Prior to January 28, 2005, we had two share-based employee compensation plans, the 2001 Share Option Plan (the “2001 Plan”) and the 2004 Share Incentive Plan (the “2004 Plan” and collectively the “Plans”). These Plans provided for the granting of stock options, stock appreciation rights, performance awards, restricted stock awards and other stock unit awards to eligible employees and directors. Options granted under both Plans had an exercise price equal to the estimated fair value of the underlying ordinary shares on the date of grant and options awarded generally vested over three years.

At the closing of our acquisition by Intelsat Holdings on January 28, 2005 (together with related transactions, the “2005 Acquisition Transactions”), all outstanding awards under the 2001 Plan vested, in the money awards were cashed out, and all other awards were cancelled. All outstanding awards made under the 2004 Plan were cancelled and unvested awards were converted into deferred compensation accounts. The opening balance for each deferred compensation account was the excess of $18.75 per share over the exercise

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

price of the relevant award made under the 2004 Plan. Generally, deferred compensation plus interest was payable to employees in accordance with vesting schedules in the original 2004 Plan awards, and unvested amounts were forfeited upon employee termination. Following the conversion to deferred compensation, we recorded compensation expense over the vesting period, including $1.5 million during the nine months ended September 30, 2007. No expense was recorded during the three months ended September 30, 2007 or 2008 as all amounts were fully vested as of June 2007.

(b) 2005 Share Plan

The board of directors of Intelsat Holdings adopted the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”) with an effective date of January 28, 2005, pursuant to which up to 1,300,000 ordinary shares were reserved for grants to employees and directors of Intelsat Holdings and its direct and indirect subsidiaries. The 2005 Share Plan permitted granting of awards in the form of incentive share options, nonqualified share options, restricted shares, restricted share units, share appreciation rights, phantom shares and performance awards. In conjunction with the 2005 Acquisition Transactions, 928,978 restricted shares were awarded, of which 725,282 were awarded to executive officers under employment agreements. These shares were subject to transfer, vesting and other restrictions as set forth in the applicable employment agreements. A portion of these restricted shares generally vested over 60 months, subject to the executive’s continued employment with Intelsat. The vesting of certain of the shares awarded was also subject to the meeting of certain performance criteria similar in nature to the performance criteria described below.

The remaining restricted shares that were awarded were to other employees pursuant to restricted share agreements. These restricted share agreements included transfer and other restrictions, and provide for vesting principally as follows: 50% of the shares awarded were time vesting shares, with 7/60 of the time vesting shares vesting on August 1, 2005 and the remainder of the time vesting shares vesting in fifty-three equal monthly installments of 1/60 of the shares per month beginning September 1, 2005; and the remaining 50% of such restricted shares awarded were performance shares that were to vest if and when, prior to the eighth anniversary of January 28, 2005, the Investors, as defined in the 2005 Share Plan, received a cumulative total return between 2.5 to 3 times the amounts invested by the Investors. Outstanding performance shares not vested by the eighth anniversary of their award would be forfeited.

Recipients of awards who terminated employment with Intelsat Holdings or its subsidiaries would forfeit unvested shares awarded, except that performance shares would remain outstanding for 180 days and would vest if performance vesting criteria were met within 180 days following termination without cause. Additionally, the restricted share agreements had certain repurchase features which provided that if an employee were terminated without cause or upon death or disability, Intelsat Holdings had the right for two years to repurchase any vested shares at fair value as determined on the termination date. In the event an employee resigned, Intelsat Holdings’ repurchase right for vested shares would be at a price equal to the lesser of fair value or $2.15 per share.

Prior to the completion of the New Sponsors Acquisition, we had determined that the fair value of a restricted share was limited to $2.15 unless it was probable that an employee would be terminated without cause. We recorded compensation expense for the time vesting restricted shares over the five-year vesting period based on the intrinsic value (which equaled fair value) at the date of the grant of $2.15 per share. Since awards made consisted of shares of our parent, Intelsat Holdings, compensation costs for vested awards and the cost to repurchase shares were reflected as capital contributions in the form of “liabilities assumed by parent” in our condensed consolidated financial statements. Due to certain repurchase features in the 2005 Share Plan, the restricted share grants were classified as a liability of Intelsat Holdings.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

Upon consummation of the New Sponsors Acquisition on February 4, 2008, all outstanding restricted performance shares under the 2005 Share Plan vested. Vested restricted shares (including time and performance vesting shares) were purchased at approximately $400 per share (the per share price specified in the BC Share Purchase Agreement). In connection with the vesting of these awards upon the consummation of the acquisition, we recorded compensation expense of $148.9 million in the predecessor period January 1, 2008 to January 31, 2008. In connection with the New Sponsors Acquisition, each unvested restricted share of Intelsat Holdings was exchanged for approximately four unvested restricted shares of Intelsat Global (“exchange shares”) and the exchange shares continue to be classified as a liability of Intelsat Global due to certain repurchase features in the 2005 Share Plan. In addition, the vesting periods associated with the unvested Intelsat Holdings restricted shares continued. During the successor period February 1, 2008 to September 30, 2008, we recorded compensation expense of approximately $0.1 million related to the exchange shares.

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

A summary of the changes in Intelsat Global’s non-vested restricted shares during the successor period February 1, 2008 through September 30, 2008 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted shares:
Non-vested restricted shares outstanding as of February 1, 2008	293,926	$0.54
Restricted shares forfeited and repurchased at par value February 1 through September 30, 2008	(2,250)	$0.54
Vested February 1 through September 30, 2008	(95,960)	$0.54

Total non-vested restricted shares at September 30, 2008	195,716	$0.54

The non-vested restricted shares have a remaining weighted-average vesting period of 16 months.

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

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

Any common shares held by employees as a result of the exercise of SCAs could be repurchased by Intelsat Holdings, and any outstanding but unexercised SCAs could be cancelled, at any time after termination of employment. Shares issued as a result of the exercise of SCAs could be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enabled Intelsat Holdings to recover the shares without transferring any appreciation in value if the employee were to terminate voluntarily, the SCAs were not deemed to be granted under SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”). The repurchase features provided that if an employee were to be terminated without cause or upon death or disability, Intelsat Holdings would have the right for two years to repurchase any vested shares at fair value as determined on the termination date.

In connection with Intelsat Bermuda’s July 3, 2006 acquisition of PanAmSat Holding Corporation (“PanAmSat Holdco”) (together with related transactions, the “PanAmSat Acquisition Transactions”), two executives of Intelsat Corp prior to July 3, 2006 who held options to purchase common stock of PanAmSat Holdco rolled over such options by entering into SCAs to purchase Intelsat Holdings common shares. While the rollover adjusted the exercise price and number of applicable shares covered, the vesting period associated with the previous PanAmSat Holdco stock options continued, and the SCAs were to vest in annual installments through August 2009. In the case of one of the executives, the SCA was deemed a grant of options to purchase Intelsat Holdings common shares under SFAS No. 123R.

We also granted 54,702 new SCAs to one of the executives at an exercise price of $243 per share and 9,174 rollover options at an exercise price of $25 per share. These options had a weighted-average fair value at the date of grant of $9.9 million, of which $1.2 million and $3.7 million were recorded as compensation expense during the three and nine months ended September 30, 2007. The fair value of the options was determined using the Black-Scholes option pricing model, and our assumptions included a five-year term, volatility of 65.1% (based on industry competitors), a risk-free interest rate of 5.08%, no dividend yield and a fair value of Intelsat Holdings’ shares of $243 per share.

In connection with the New Sponsors Acquisition, vesting in SCAs issued under the 2005 Share Plan doubled at consummation of the transaction if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price of each share covered. In connection with the vesting and cancellation of these awards, we recorded expense of $47.6 million in the predecessor period January 1, 2008 to January 31, 2008. The remaining unvested SCAs were rolled over into new options of Intelsat Global, but continue to be subject to the same repurchase feature as discussed above and thus continue to be deemed not granted under SFAS No. 123R. During the successor period February 1, 2008 to September 30, 2008, 46,787 options were cancelled in return for cash and $3.1 million of expense was recognized.

(d) Deferred Compensation Plan and Supplemental Savings Plan

Prior to the PanAmSat Acquisition Transactions, Intelsat Corp had a Deferred Compensation Plan and a Supplemental Savings Plan for eligible employees. Under both plans, executives and other highly compensated employees were entitled to defer a portion of their compensation to future years. In connection with the PanAmSat Acquisition Transactions, Intelsat Corp terminated both the Supplemental Savings Plan and the Deferred Compensation Plan immediately before the closing of the PanAmSat Acquisition Transactions on July 3, 2006. The remaining payments of $6.2 million were made to participants of the plans in the first quarter of 2007.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

Note 4    Retirement Plans and Other Retiree Benefits

(a) Pension and Other Postretirement Benefits

Intelsat maintains a noncontributory defined benefit retirement plan covering substantially all employees hired prior to July 19, 2001. The cost of providing benefits to eligible participants under the defined benefit retirement plan is calculated using the plan’s benefit formulas, which take into account the participants’ remuneration, dates of hire, years of eligible service, and certain actuarial assumptions. Effective January 1, 2006, certain cost-of-living adjustments and surviving spouse benefits that are attributable to pre-2002 accrued benefits, as defined, are limited to compensation earned through December 31, 2005; benefits accrued after December 31, 2005 are not taken into account in determining a surviving child’s death benefit (as defined in the plan), and transfers into the plan from Intelsat’s Supplement Retirement Income Plan (the “SRIP”) are subject to certain limitations. Intelsat has historically funded the defined benefit retirement plan based on actuarial advice using the projected unit credit cost method. Concurrent with Intelsat’s privatization in 2001, the defined benefit retirement plan became subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Intelsat expects that its future contributions to the defined benefit retirement plan will be based on the minimum funding requirements of the Internal Revenue Code and on the plan’s funded status. Based on these criteria, we were not required to make additional contributions in 2007 to the defined benefit retirement plan. Recent market conditions have resulted in an unusually high degree of volatility and increased risks related to the short-term liquidity of certain investments held by our defined benefit plan, which could impact the value of the plan assets after the date of these financial statements. Additionally, any significant decline in the fair value of our defined benefit pension plan assets could affect its funded status. The impact on the funded status as of December 31, 2008 will be determined based upon market conditions in effect when we perform our annual valuation as of December 31, 2008.

In addition, as part of the overall medical plan, Intelsat provides postretirement medical benefits to certain current retirees, as well as to employees hired prior to January 1, 2004 who meet certain criteria. The program to provide these postretirement medical benefits is unfunded, and the cost of this program is calculated based on the level of benefits provided, years of service and certain other factors. Effective January 1, 2006, we amended our postretirement medical benefits program to provide retiree medical benefits only to employees who remain continuously employed by us until retirement, who are enrolled in our medical plan at retirement, and who met all of the following requirements as of December 31, 2005: they were at least age 45, had completed at least five years of service, and had age plus years of service greater than or equal to 60.

Adoption of SFAS No. 158. On December 31, 2007, we adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required us to recognize the funded status (i.e., the difference between the fair value of the plan assets and the projected benefit obligations) of our pension and other postretirement benefits in the December 31, 2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income (loss), net of income taxes. The adjustment to accumulated other comprehensive income (loss) at adoption represents the net unrecognized actuarial gains/losses and unrecognized prior service costs/credits, both of which were previously netted against the plan’s funded status in our consolidated balance sheets pursuant to SFAS No. 87 and SFAS No. 106. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of accumulated other comprehensive income (loss). Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income (loss) at adoption of SFAS No. 158.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

On January 1, 2008, we adopted the measurement provisions of SFAS No. 158 utilizing a 15-month model for transition. Accordingly, we used our September 30, 2007 valuation to project 15 months of net periodic benefit cost and recognized 3/15ths, or $0.5 million (net of tax), of such costs as an adjustment to accumulated deficit in January 2008.

Net periodic pension benefit costs included the following components (in thousands):

	Pension Benefits
	Predecessor Entity	Successor Entity	Predecessor Entity		Successor Entity
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to September 30, 2008
Service cost	$809	$621	$2,427	$217	$1,656
Interest cost	4,440	5,064	13,319	1,621	13,504
Expected return on plan assets	(5,890)	(5,775)	(17,669)	(2,014)	(15,400)
Amortization of unrecognized prior service cost	(98)	—	(294)	(26)	—
Amortization of unrecognized net loss	—	—	—	18	—

Total benefit	$(739)	$(90)	$(2,217)	$(184)	$(240)

Net periodic other postretirement benefit costs included the following components (in thousands):

	Other Postretirement Benefits
	Predecessor Entity	Successor Entity	Predecessor Entity		Successor Entity
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to September 30, 2008
Service cost	$394	$232	$1,182	$83	$619
Interest cost	1,060	1,246	3,180	387	3,323
Amortization of unrecognized prior service cost	—	—	—	10	—
Amortization of unrecognized net gain	(24)	—	(72)	(24)	—

Total costs	$1,430	$1,478	$4,290	$456	$3,942

The effect of the New Sponsors Acquisition and the allocation of the purchase price to the individual assets acquired and liabilities assumed resulted in an increase to the projected benefit obligation of $43.2 million. Additionally, all previously existing net gain or loss, prior service cost or credits recognized in accumulated other comprehensive income (loss) were eliminated in purchase accounting (see Note 2—New Sponsors Acquisition).

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

(b) Other Retirement Plans

We maintain two defined contribution retirement plans, qualified under the provisions of Section 401(k) of the Internal Revenue Code, for our employees in the United States. One plan is for Intelsat employees who were hired before July 19, 2001 or otherwise participate in the SRIP and the other plan is for Intelsat employees hired on or after July 19, 2001, the Retirement Savings Plan (the “RSP”). Each employee participating in the SRIP or RSP is eligible to contribute, on a tax deferred basis and on an after-tax basis, up to 100% of eligible earnings, subject to regulatory limits. We match 50% of employee contributions up to 2% of eligible earnings for participants in the SRIP, and 100% of employee contributions up to 5% of eligible earnings for participants in the RSP. Additionally, we provide a discretionary contribution based on performance against pre-defined metrics of between 0% and 4% of eligible earnings for employees participating in the SRIP or the RSP and a fixed contribution of 2% of eligible earnings for participants in the RSP, all subject to regulatory limits. We recognized compensation expense for these plans of $5.7 million, $0.5 million and $5.7 million for the nine months ended September 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to September 30, 2008, respectively. We also maintain other defined contribution retirement plans in several non-U.S. jurisdictions, but such plans are not material to our financial position or results of operations.

Note 5    Receivables

Receivables were comprised of the following (in thousands):

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of September 30, 2008
Service charges:
Billed	$312,665	$309,819
Unbilled	26,899	11,348
Other	9,817	5,707
Allowance for doubtful accounts	(32,788)	(20,539)

Total	$316,593	$306,335

Unbilled satellite utilization charges represent amounts earned and accrued as receivables from customers for their usage of our satellite system prior to the end of the period. Unbilled service charges are expected to be billed and collected within twelve months of the respective balance sheet date. Other receivables as of December 31, 2007 and September 30, 2008 include $7.1 million and $1.7 million, respectively, of receivables due from our parent, Intelsat Holdings.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

Note 6    Satellites and Other Property and Equipment

(a) Satellites and Other Property and Equipment, Net

Satellites and other property and equipment, net, including a satellite utilized under a capital lease agreement, were comprised of the following (in thousands):

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of September 30, 2008
Satellites and launch vehicles	$5,578,114	5,222,124
Information systems and ground segment	542,957	320,122
Buildings and other	267,735	262,813

Total cost	6,388,806	5,805,059
Less: accumulated depreciation	(1,802,458)	(457,022)

Total	$4,586,348	$5,348,037

Satellites and other property and equipment, net as of December 31, 2007 and September 30, 2008 included construction-in-progress of $681.1 million and $736.2 million, respectively. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $40.9 million, $4.7 million and $46.1 million were capitalized for the nine months ended September 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to September 30, 2008, respectively. The satellite under capital lease had a net book value of $9.3 million and $4.4 million as of December 31, 2007 and September 30, 2008, respectively. Carrying amounts as of September 30, 2008 reflect the fair value adjustments recorded in connection with the New Sponsors Acquisition (see Note 2—New Sponsors Acquisition).

We have entered into launch contracts for the launch of both specified and unspecified future satellites. Each of these launch contracts provides that such contract may be terminated at our option, subject to payment of a termination fee that increases in magnitude as the applicable launch date approaches. In addition, in the event of a failure of any launch, we may exercise our right to obtain a replacement launch within a specified period following our request for re-launch.

(b) Satellite Launches

On May 21, 2008, we successfully launched our Galaxy 18 satellite into orbit. This satellite operates from 123º west longitude and serves programmers, government and corporate broadband customers in the continental United States, Alaska, Hawaii and Puerto Rico. The satellite entered into service during June 2008.

On September 24, 2008, we successfully launched our Galaxy 19 satellite into orbit. This satellite will operate from 97º west longitude in the North American orbital location currently filled by our Galaxy 25 satellite. Galaxy 19 will serve programmers, government and corporate broadband customers in the continental United States, Alaska, Hawaii, the Caribbean, Canada and Mexico. This satellite is expected to enter into service during the fourth quarter of 2008.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

(c) Satellite Health

On June 29, 2008, our Galaxy 26 satellite experienced a sudden and unexpected electrical distribution anomaly causing the loss of a substantial portion of the satellite power generating capability and resulting in the interruption of some of the customer services on the satellite. In accordance with our existing satellite anomaly contingency plans, we restored the service for most Galaxy 26 customers on satellites within the Intelsat fleet, including for some of them on Galaxy 26, of which certain transponders continue to operate normally. We recorded a non-cash impairment charge of $63.6 million during the second quarter of 2008 to write down the uninsured Galaxy 26 satellite to its estimated fair value following the anomaly. The estimated fair value was determined based on a discounted cash flow analysis. The anomaly also resulted in a reduction to the estimated remaining useful life of the satellite.

We established a failure review board with Space Systems/Loral, Inc., the manufacturer of the Galaxy 26 satellite, to identify the cause of the problem. The failure review board concluded that the failure on the Galaxy 26 satellite was the result of a design flaw similar to the flaw which caused the anomaly on the Galaxy 27 satellite in November 2004. This design flaw exists on three of our satellites—Galaxy 26, Galaxy 27 and IS-8. We currently believe that the Galaxy 26 satellite anomaly will not result in the acceleration of capital expenditures for a replacement of the Galaxy 26 satellite.

Note 7    Investments

(a) WildBlue Communications, Inc.

We have an ownership interest in WildBlue Communications, Inc. (“WildBlue”), a company offering broadband Internet access services in the continental United States via Ka-band satellite capacity. We account for our investment using the equity method of accounting. Intelsat’s share of losses of WildBlue is included in other income (expense), net in the accompanying condensed consolidated statements of operations and was $7.4 million for the nine months ended September 30, 2007. As of December 31, 2007, cumulative equity losses exceeded the investment, and as a result, no additional losses from WildBlue were recognized. Further, because of a history of operating and on-going losses at WildBlue, the investment was determined to have a new basis of zero in connection with the allocation of the purchase price from the New Sponsors Acquisition at February 1, 2008 and no losses from WildBlue were recognized during the successor period February 1, 2008 to June 30, 2008.

During the three months ended September 30, 2008, we participated in a new investment in WildBlue by making an additional equity investment of $17.6 million. Following this investment, our fully diluted ownership interest in WildBlue was reduced from approximately 28% to approximately 25%. We determined this additional investment represents the funding of prior losses in accordance with guidance provided in Emerging Issues Task Force (“EITF”) Issue No. 02-18, Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition (“EITF 02-18”). EITF 02-18 provides that when an additional investment represents the funding of prior losses, the investor should recognize previously suspended losses up to the amount of such additional investment. Our previously unrecognized suspended losses in WildBlue totaled $13.0 million during the successor period February 1, 2008 through September 30, 2008 and were recognized within other income (expense), net in our condensed consolidated statements of operations for the three months ended September 30, 2008. Furthermore, we have evaluated the remaining investment balance of approximately $4.6 million for potential impairment given the historical and projected future losses of this investee. As a result of this evaluation, we determined the remaining investment balance to be fully impaired and recorded an impairment charge of $4.6 million, which is included within other income (expense), net in our condensed consolidated statements of operations.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

(b) Horizons-1 and Horizons-2

As a result of the PanAmSat Acquisition Transactions, we have a joint venture with JSAT International (“JSAT”), a leading satellite operator in the Asia-Pacific region. The joint venture is named Horizons Satellite Holdings, LLC, and consists of two investments: Horizons-1 and Horizons-2.

Horizons-1 owns and operates the Ku-band portion of the Horizons-1 satellite in the fixed satellite services sector, offering service to customers in the Asia-Pacific region. We have a 50% ownership interest in Horizons-1, an investment which is accounted for under the equity method of accounting. Our share of the results of Horizons-1 is included in other income (expense), net in the accompanying condensed consolidated statements of operations and was income of $0.1 million, $0.02 million and $0.1 million for the nine months ended September 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to September 30, 2008, respectively. The investment balance of $19.1 million and $16.2 million as of December 31, 2007 and September 30, 2008, respectively, was included within other assets in the accompanying condensed consolidated balance sheets. The investment balance was reduced by $0.5 million as a result of the fair value adjustment recorded in connection with the preliminary allocation of the purchase price for the New Sponsors Acquisition (see Note 2—New Sponsors Acquisition).

During the nine months ended September 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to September 30, 2008, we recorded expenses of $3.0 million, $0.3 million and $2.5 million, respectively, in relation to the utilization of Ku-band satellite capacity from Horizons-1. Additionally, we provide tracking, telemetry and control and administrative services for the Horizons-1 satellite. We recorded revenue for these services of $0.5 million, $0.1 million and $0.4 million during the nine months ended September 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to September 30, 2008, respectively.

We also have a revenue share agreement with JSAT related to services sold on the Horizons-1 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. As a result of this agreement, we reduced revenue by $11.2 million, $1.1 million and $10.1 million for the nine months ended September 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to September 30, 2008, respectively. The payable due to JSAT was $2.5 million and $1.8 million as of December 31, 2007 and September 30, 2008, respectively.

On August 1, 2005, we formed a second satellite joint investment with JSAT that built and launched a Ku-band satellite in December 2007 (“Horizons–2”). The Horizons-2 satellite was placed into service in February 2008. Our investment is being accounted for using the equity method of accounting. The total future joint investment in Horizons-2 is expected to be $166.6 million as of September 30, 2008, of which each of the joint venture partners is required to fund their 50% share beginning in March 2008. Our share of the results of Horizons-2 is included in other income (expense), net in the accompanying condensed consolidated statements of operations and was income of $0.2 million for the successor period February 1, 2008 to September 30, 2008. As of December 31, 2007 and September 30, 2008, the investment balance of $83.0 million and $77.4 million, respectively, was included within other assets in the accompanying condensed consolidated balance sheets. In connection with the New Sponsors Acquisition, there was no adjustment to the investment balance or the corresponding liability balance that is discussed below (see Note 2—New Sponsors Acquisition).

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

agreement with a third-party lender. Pursuant to this agreement, we made contributions of $3.6 million and $6.1 million in March 2008 and September 2008, respectively. We have entered into a security and pledge agreement with a third-party lender and, pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee in accordance with FASB Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. We have recorded a liability of $15.3 million and $12.2 million within accrued liabilities as of December 31, 2007 and September 30, 2008, and a liability of $67.7 million and $58.6 million within other long-term liabilities as of December 31, 2007 and September 30, 2008, respectively, in the accompanying condensed consolidated balance sheets.

We provide tracking, telemetry and control and administrative services for the Horizons-2 satellite. We received no revenue for these services during the nine months ended September 30, 2007 or the predecessor period January 1, 2008 to January 31, 2008. We recorded revenue for these services of $0.5 million during the successor period February 1, 2008 to September 30, 2008. During the successor period February 1, 2008 to September 30, 2008, we recorded expenses of $5.0 million in relation to the utilization of satellite capacity for the Horizons-2 satellite.

We also have a revenue share agreement with JSAT related to services sold on the Horizons-2 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. As a result of this agreement, we reduced revenue by $4.6 million for the successor period February 1, 2008 to September 30, 2008. The amount payable to JSAT was $2.0 million as of September 30, 2008.

In March 2007, we entered into an agreement to purchase and assume a launch service contract of Horizons-2. Under the agreement, we agreed to pay Horizons-2 for amounts paid to date of $14.7 million and assumed the remaining contractual obligation payable to the launch services provider. We currently plan to use this launch service contract for the launch of our IS-15 satellite.

Note 8    Goodwill and Other Intangible Assets

As discussed in Note 2—New Sponsors Acquisition, a preliminary allocation of the purchase price was performed using information available at the time and was based on estimates of fair values of the assets acquired and liabilities assumed, including revaluation of our intangible assets.

The carrying amounts of goodwill and acquired intangible assets not subject to amortization consisted of the following (in thousands):

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of September 30, 2008
Goodwill	$3,900,193	$6,762,027
Tradename	$30,000	$70,400
Orbital locations	$1,646,600	$3,213,600

During the quarter ended September 30, 2008, we decreased goodwill by approximately $4.0 million due to the resolution of certain income tax contingencies in accordance with EITF Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination (see Note 11—Income Taxes).

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

The carrying amounts and accumulated amortization of acquired intangible assets subject to amortization consisted of the following (in thousands):

	Predecessor Entity			Successor Entity
	As of December 31, 2007			As of September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$591,400	$(137,822)	$453,578	$743,760	$(106,723)	$637,037
Customer relationships	283,988	(52,430)	231,558	534,030	(6,012)	528,018
Technology	10,000	(3,646)	6,354	2,700	(889)	1,811

Total	$885,388	$(193,898)	$691,490	$1,280,490	$(113,624)	$1,166,866

The difference between gross carrying amounts at December 31, 2007 and September 30, 2008 was due to fair value adjustments recorded in connection with the New Sponsors Acquisition (see Note 2—New Sponsors Acquisition).

Intangible assets are amortized based on the expected pattern of consumption. As of September 30, 2008, backlog and other, customer relationships and technology had weighted-average useful lives of four years, ten years and two years, respectively. We recorded amortization expense of $70.1 million, $7.8 million and $113.6 million for the nine months ended September 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to September 30, 2008, respectively.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

Note 9    Long-Term Debt

The carrying amounts of notes payable and long-term debt were as follows (in thousands):

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of September 30, 2008
Intelsat, Ltd.:
6.5% Senior Notes due November 2013	$700,000	$700,000
Unamortized discount on 6.5% Senior Notes	(88,035)	(223,236)
7.625% Senior Notes due April 2012	600,000	600,000
Unamortized discount on 7.625% Senior Notes	(38,422)	(126,113)
5.25% Senior Notes due November 2008	400,000	—
Unamortized discount on 5.25% Senior Notes	(6,188)	—

Total Intelsat, Ltd. obligations	1,567,355	950,651

Intelsat Bermuda:
11.25% Senior Notes due February 2017	—	2,805,000
11.5% / 12.5% Senior PIK Election Notes due February 2017	—	2,258,815
Floating Rate Senior Notes due June 2013	260,000	—
11.25% Senior Notes due June 2016	1,330,000	—
9.25% Senior Notes due June 2016	750,000	—
Floating Rate Senior Notes due January 2015	600,000	—
Senior Unsecured Credit Facilities due February 2014	1,000,000	—
Unamortized discount on Senior Unsecured Credit Facilities	(4,495)	—

Total Intelsat Bermuda obligations	3,935,505	5,063,815

Intelsat Jackson:
11.25% Senior Notes due June 2016	—	1,048,220
Unamortized premium on 11.25% Senior Notes	—	6,315
11.5% Senior Notes due June 2016	—	284,595
9.5% Senior Notes due June 2016	—	701,913
9.25% Senior Notes due June 2016	—	55,035
Senior Unsecured Credit Facilities due February 2014	—	195,152
New Senior Unsecured Credit Facilities due February 2014	—	810,876
Note payable to Intelsat Holdings, Ltd.	—	34,000

Total Intelsat Jackson obligations	—	3,136,106

Intermediate Holdco:
9.25% Senior Discount Notes due February 2015	396,561	4,033
9.5% Senior Discount Notes due February 2015	—	425,132

Total Intermediate Holdco obligations	396,561	429,165

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of September 30, 2008
Intelsat Sub Holdco:
8.25% Senior Notes due January 2013	875,000	400
8.5% Senior Notes due January 2013	—	883,346
8.625% Senior Notes due January 2015	675,000	430
8.875% Senior Notes due January 2015	—	681,012
Senior Secured Credit Facilities due July 2013	341,303	338,717
Senior Secured Revolving Credit Facility	—	175,120
Capital lease obligations	12,438	6,605
7% Note payable to Lockheed Martin Corporation	15,000	10,000

Total Intelsat Sub Holdco obligations	1,918,741	2,095,630

Intelsat Corp:
Senior Secured Credit Facilities due January 2014	1,618,749	1,755,727
Unamortized discount on Senior Secured Credit Facilities	—	(13,517)
Senior Secured Credit Facilities due July 2012	320,319	293,626
Senior Secured Revolving Credit Facility	—	66,101
9% Senior Notes due August 2014	656,320	4,717
Unamortized premium on 9% Senior Notes	14,980	—
9.25% Senior Notes due August 2014	—	658,119
9% Senior Notes due January 2016	575,000	10
9.25% Senior Notes due June 2016	—	580,720
6.375% Senior Notes due January 2008	150,000	—
Unamortized discount on 6.375% Senior Notes	(14)	—
6.875% Senior Notes due January 2028	125,000	125,000
Unamortized discount on 6.875% Senior Notes	(13,112)	(25,005)

Total Intelsat Corp obligations	3,447,242	3,445,498

Total Intelsat, Ltd. long-term debt	11,265,404	15,120,865

Less:
Current portion of capital lease obligations	8,708	6,318
Current portion of long-term debt	69,287	97,499

Total current portion	77,995	103,817

Total long-term debt, excluding current portion	$11,187,409	$15,017,048

New Sponsors Acquisition

On February 4, 2008, as part of the financing of the New Sponsors Acquisition, Serafina borrowed $4.96 billion in aggregate principal amount of term loans under the Bridge Loan Credit Agreements. Immediately following the New Sponsors Acquisition and the Intelsat Bermuda Transfer, Intelsat Bermuda assumed the Bridge Loan Credit Agreements as part of the Serafina Assignment (see Note 2—New Sponsors Acquisition).

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

Borrowings under the Senior Bridge Loan Credit Agreement bore interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 4.5%, which was to increase by an additional 50 basis points on August 4, 2008, and an additional 50 basis points for each additional consecutive three-month period thereafter up to a maximum interest rate of 11.25% per annum.

Borrowings under the PIK Election Bridge Loan Credit Agreement bore interest at LIBOR, plus a margin of 4.75%, which was to increase by an additional 50 basis points on August 4, 2008, and would increase an additional 50 basis points for each additional consecutive three-month period thereafter up to a maximum interest rate of 11.5% per annum. In addition, for any interest period through February 4, 2013, we could, at our option, elect to pay interest on the loan under the PIK Election Bridge Loan Credit Agreement (a) entirely in cash, (b) entirely in payment-in-kind interest (“PIK Interest”), or (c) 50% in cash and 50% as PIK Interest. If we so elected, the applicable PIK Interest rate would be the cash pay interest rate in effect during the interest period plus 100 basis points. In no event would such PIK Interest rate exceed 12.5% per annum. Any PIK Interest would be applied to increase the outstanding principal amount of the loans then outstanding under the PIK Election Bridge Loan Credit Agreement.

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

In connection with the New Sponsors Acquisition, our pre-acquisition long-term debt was revalued to fair value as of the effective date of the transaction, resulting in a net decrease of $182.5 million to the carrying value of the debt. This net difference between the fair value and par value of the debt is being amortized as an increase to interest expense over the remaining term of the related debt using the effective interest method.

Credit Facility Amendments

On January 25, 2008, Intelsat Sub Holdco entered into Amendment No. 3 to its Credit Agreement (the “Sub Holdco Credit Agreement”), which became effective upon the consummation of the New Sponsors Acquisition and amended and modified the Sub Holdco Credit Agreement to, among other things:

(a)	change the applicable margin (i) on Above Bank Rate (“ABR”) loans under the Tranche B Term Loan, revolving credit loan and swing line loan facilities to a rate of 1.5% per annum and (ii) on LIBOR loans under the Tranche B Term Loan, revolving credit loan and swing line loan facilities to a rate of 2.5% per annum;

(b)	reduce the size of the revolving facility by $50.0 million and add a $50.0 million incremental revolving credit facility provision;

(c)	add language requiring the payment of a prepayment premium for prepayments of term loans prior to February 4, 2010;

(d)	make certain changes permitting the New Sponsors Acquisition; and

(e)	add a financial maintenance covenant requiring compliance with a Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Sub Holdco Credit Agreement) of less than or equal to 1.5 to 1.0.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

On January 25, 2008, Intelsat Corp entered into Amendment No. 2 to its Amended and Restated Credit Agreement (the “Intelsat Corp Amended and Restated Credit Agreement”), which became effective upon the consummation of the New Sponsors Acquisition and amended and modified the Intelsat Corp Amended and Restated Credit Agreement to, among other things:

(a)	change the applicable margin (i) on ABR loans that are term loans to a rate of 1.5% per annum, (ii) on LIBOR loans that are term loans to a rate of 2.5% per annum, (iii) on ABR loans that are revolving credit loans or swing line loans to a rate of between 1.5% and 1.875%, and (iv) on LIBOR loans that are revolving credit loans or swing line loans to a rate of between 2.5% and 2.875%;

(b)	reduce the size of the revolving facility by $75.0 million and add a $75.0 million incremental revolving credit facility provision;

(c)	require the payment of a prepayment premium for prepayments of term loans prior to February 4, 2011 (with respect to Tranche B-2-A Term Loans) or February 14, 2010 (with respect to Tranche B-2-B Term Loans);

(d)	make certain changes permitting the New Sponsors Acquisition; and

(e)	add a financial maintenance covenant requiring compliance with a Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Intelsat Corp Amended and Restated Credit Agreement) of less than or equal to 4.5 to 1.0.

On February 4, 2008, in connection with the New Sponsors Acquisition, Intelsat Corp also executed a Joinder Agreement by and among Intelsat Corp, the several lenders party thereto and certain other parties, to the Intelsat Corp Amended and Restated Credit Agreement pursuant to which it incurred an additional $150.0 million in aggregate principal amount of Tranche B-2 Term Loan.

Debt Transfer, Repayment and Redemptions

On January 15, 2008, we repaid at maturity Intelsat Corp’s $150.0 million 6 3/8% Senior Notes due 2008 using funds borrowed under the revolving credit facility portion of Intelsat Corp’s senior secured credit facilities. On February 4, 2008, Intelsat Corp used the proceeds of its incremental Tranche B-2 Term Loan to repay this $150.0 million revolver borrowing.

Intelsat Bermuda transferred its debt obligations to Intelsat Jackson on February 4, 2008 (see Note 2—New Sponsors Acquisition) and we subsequently redeemed $1.26 billion in long-term debt and incurred early redemption premiums of $38.5 million as follows:

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

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

Change of Control Offers

The New Sponsors Acquisition resulted in a change of control under the indentures governing certain of our outstanding series of notes and Intelsat Jackson’s $1.0 billion Senior Unsecured Credit Agreement dated as of February 2, 2007 (the “Intelsat Jackson Senior Unsecured Credit Agreement”), giving the holders of those notes and loans the right to require us to repurchase such notes and repay such loans at 101% of their principal amount, plus accrued interest to the date of repurchase or repayment. During the successor period ended September 30, 2008, the relevant entities completed each such change of control offer, financing the repurchases and repayment through backstop unsecured credit agreement borrowings under the Financing Commitment Letter or with proceeds from offerings of notes and a new unsecured term loan borrowing.

The amount of notes and loans tendered, and the related premium amounts incurred resulting from each such change of control offer, was not known as of the date of completion of the New Sponsors Acquisition. In connection with the allocation of the purchase price of the New Sponsors Acquisition as of January 31, 2008, we estimated the fair value of these obligations based on quoted market prices, which in some cases was different from the repurchase price offered in the required change of control offers of 101% of the principal amount (i.e., the change of control put price). During the successor period ended September 30, 2008, the final tender amounts were determined, and we allocated an additional $65.6 million of the original purchase price to the fair value of the debt outstanding as of January 31, 2008, which increased goodwill by the same amount.

The following principal amounts were tendered and repurchased or repaid in the change of control offers:

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

Debt Refinancings

On June 27, 2008, Intelsat Bermuda issued $2.81 billion of Senior Notes due 2017 (the “2017 Bermuda Senior Notes”), and $2.23 billion of Senior PIK Election Notes due 2017 (the “2017 Bermuda PIK Notes”). Proceeds from the issuance of the 2017 Bermuda Senior Notes and the 2017 Bermuda PIK Notes were used to repay in full the $4.96 billion of borrowings under the Bridge Loan Credit Agreements. The 2017 Bermuda Senior Notes bore interest at 7.28% on and prior to August 4, 2008, and bear interest at 11 1/4% after August 4, 2008. In accordance with EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”), the original debt was not deemed to have been extinguished.

Intelsat Bermuda may, at its option, elect to pay interest on the 2017 Bermuda PIK Notes (i) entirely in cash, (ii) entirely in PIK Interest or (iii) 50% in cash and 50% in PIK Interest, through June 15, 2013. After June 15, 2013, interest on the 2017 Bermuda PIK Notes will be payable in cash. Cash interest on the 2017 Bermuda PIK

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

Notes accrued at the rate of 7.53% on and prior to August 4, 2008, and accrues at 11 1/2% after August 4, 2008. If we so elect, the applicable PIK Interest rate will be the cash pay interest rate in effect during the period plus 100 basis points. If we elect to pay any PIK Interest, we will either increase the principal amount of the outstanding 2017 Bermuda PIK Notes or issue new 2017 Bermuda PIK Notes to holders of the 2017 Bermuda PIK Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period.

We have elected to pay interest on the 2017 Bermuda PIK Notes entirely in PIK Interest through February 14, 2009. Interest on both the 2017 Bermuda Senior Notes and the 2017 Bermuda PIK Notes is payable semi-annually on August 15 and February 15, commencing on August 15, 2008.

On June 27, 2008, Intelsat Sub Holdco repaid $883.3 million of borrowings under a backstop senior unsecured credit agreement due 2013 and $681.0 million of borrowings under a backstop senior unsecured credit agreement due 2015 with the proceeds of an offering of $883.3 million of Senior Notes due 2013, bearing interest at 8 1/2% (guaranteed by certain subsidiaries), and $681.0 million of Senior Notes due 2015, bearing interest at 8 7/8% (guaranteed by certain subsidiaries) (collectively, the “New Sub Holdco Senior Notes”). The initial purchasers of the New Sub Holdco Senior Notes and the lenders under the backstop senior unsecured credit agreements were affiliated parties and the repayment was completed without an exchange of cash between us and the lenders. In accordance with EITF 96-19, the original debt was not deemed to have been extinguished.

On June 27, 2008, Intermediate Holdco repaid borrowings under a backstop senior unsecured credit agreement due 2015 with the proceeds of an offering of 9 1/2% Senior Discount Notes due 2015 (the “2015 Senior Discount Notes”). The initial purchasers of the 2015 Senior Discount Notes and the lenders under the backstop senior unsecured credit agreements were affiliated parties and the repayment was completed without an exchange of cash between us and the lenders. In accordance with EITF 96-19, the original debt was not deemed to have been extinguished.

On July 1, 2008, Intelsat Jackson issued $284.6 million of Senior Notes due 2016, bearing interest at 11 1/2%, and $701.9 million of Senior Notes due 2016 (guaranteed by certain subsidiaries), bearing interest at 9 1/2% (collectively, the “New Jackson Senior Notes”). The proceeds of the New Jackson Senior Notes were used, together with cash on hand, to fund the repurchase of Intelsat Jackson’s 9 1/4% Senior Notes due 2016 and Intelsat Jackson’s 11 1/4% Senior Notes due 2016 tendered in change of control offers. The New Jackson Senior Notes have substantially similar terms to the notes repurchased.

Intelsat Jackson also repaid loans tendered in a change of control offer relating to the Intelsat Jackson Senior Unsecured Credit Agreement with borrowings of $810.9 million under a new senior unsecured credit agreement that was entered into on July 1, 2008 (the “New Intelsat Jackson Senior Unsecured Credit Agreement”), together with cash on hand. Borrowings under the New Intelsat Jackson Unsecured Credit Agreement bear interest at either (i) LIBOR plus 300 basis points or (ii) the ABR, which is the rate for any day equal to the higher of (a) the Federal Funds Rate plus 50 basis points or (b) the prime rate, plus 200 basis points.

On July 18, 2008, Intelsat Corp repaid $658.1 million of borrowings under a backstop senior unsecured credit agreement due 2014 and $580.7 million of borrowings under a backstop senior unsecured credit agreement due 2016 with the proceeds of an offering of $658.1 million of Senior Notes due 2014, bearing interest at 9 1/4%, and $580.7 million of Senior Notes due 2016, bearing interest at 9 1/4% (collectively, the “New Intelsat Corp Senior Notes”). The initial purchasers of the New Intelsat Corp Senior Notes and the lenders under the backstop senior unsecured credit agreements were affiliated parties and the repayment was completed without an exchange of cash between us and the lenders. In accordance with EITF 96-19, the original debt was deemed to not have been extinguished.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

Note Payable to Parent Company

On July 1, 2008, Intelsat Jackson entered into a loan agreement with Intelsat Holdings and received proceeds in the amount of $34.0 million. The proceeds were used to fund a portion of change of control offer and refinancing activities during the third quarter of 2008. Borrowings under the note payable bear an interest rate equal to the three-month LIBOR plus 725 basis points.

Senior Secured Revolving Credit Facilities

In September 2008, we borrowed $175.1 million under the revolver portion of Intelsat Sub Holdco’s senior secured credit facilities and $66.1 million under the revolver portion of Intelsat Corp’s senior secured credit facilities. We have invested the funds in cash equivalents and short-term deposits. As of September 30, 2008, we had aggregate outstanding letters of credit of $10.0 million under the revolver portion of Intelsat Sub Holdco’s senior secured credit facilities and $2.1 million under the revolver portion of Intelsat Corp’s senior secured credit facilities. Under the terms of the credit agreements governing Intelsat Sub Holdco’s and Intelsat Corp’s senior secured credit facilities, Intelsat Sub Holdco and Intelsat Corp had $64.9 million (net of standby letters of credit) and $106.8 million (net of standby letters of credit), respectively, of availability remaining under their senior secured credit facilities at that date. One of the lenders under our revolving credit facilities, representing approximately 12% of the aggregate lender commitments under each of Intelsat Sub Holdco’s and Intelsat Corp’s revolving credit facilities, did not provide any funds in response to our September 2008 borrowing requests under each of the revolving credit facilities.

Note 10    Derivative Instruments and Hedging Activities

Interest Rate Swaps

As of September 30, 2008, we held interest rate swaps with an aggregate notional amount of $3.0 billion with maturities ranging from 2010 to 2013. These swaps were entered into as described below to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities, but have not been designated as hedges for accounting purposes. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest.

In February 2008, we entered into five-year interest rate swaps with an effective date of March 14, 2008 to hedge interest expense on an aggregate notional amount of $2.35 billion expected to mature on March 14, 2013. In addition, certain of these swaps contain options covering a notional amount of $717.0 million that would effectively permit us to terminate the underlying swaps on March 14, 2011, prior to the stated maturity of March 14, 2013. If we exercise the options, the cash flows (excluding accrued and unpaid interest) for the underlying swap and those from the options are expected to offset one another.

Our indirect subsidiary, Intelsat Corp, entered into a five-year interest rate swap on March 14, 2005 to hedge interest expense on a notional amount of $1.25 billion of debt. On March 14, 2008, under the original terms of the swap agreement, the notional amount was reduced to $625.0 million, at which level it will remain until expiration on March 14, 2010.

The counterparties to such agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swaps, our exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreement. We do not anticipate non-performance by the counterparties.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

All of these interest rate swaps were undesignated as of September 30, 2008. The swaps have been marked-to-market with any change in fair value recorded within (gain) loss on undesignated interest rate swaps in our condensed consolidated statements of operations.

As of December 31, 2007 and September 30, 2008, $14.2 million and $19.9 million was included in other long-term liabilities and other assets, respectively, within our condensed consolidated balance sheets related to the interest rate swaps.

Note 11    Income Taxes

Because Bermuda does not currently impose an income tax, our statutory tax rate is zero. The difference between tax expense (benefit) reported in the condensed consolidated statements of operations and tax computed at statutory rates is attributable to the provision for foreign taxes, which were principally in the United States and United Kingdom, as well as withholding taxes on revenue earned in many of our foreign markets.

Prior to August 20, 2004, our subsidiary, Intelsat Corp, joined with The DIRECTV Group and General Motors Corporation in filing a consolidated U.S. federal income tax return. In April 2004, Intelsat Corp entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among Intelsat Corp and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify Intelsat Corp for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from Intelsat Corp regarding any liability for the federal or consolidated state or local income taxes of General Motors Corporation and The DIRECTV Group, except those income taxes Intelsat Corp is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corp for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of the PanAmSat recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, Intelsat Corp’s tax exposure after indemnification related to these periods is capped at $15.0 million, of which $4.0 million has been paid to date. The tax separation agreement with The DIRECTV Group is effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates. As of December 31, 2007 and September 30, 2008, we recorded tax indemnification receivables of $6.8 million and $6.7 million, respectively.

In December 2007, we received a notice of assessment from the income tax officer, New Delhi, for the tax year ended March 31, 2005 (assessment year 2005/2006). The assessment was for approximately $0.5 million. We paid the assessment on January 8, 2008. We and The DIRECTV Group agreed that the indemnity receivable associated with this assessment is $0.2 million.

On October 25, 2007, Intelsat Corp was notified by The DIRECTV Group that the Internal Revenue Service (“IRS”) had begun a federal income tax return audit for the period beginning December 23, 2003 and ending December 31, 2005. As mentioned above, under the terms of Intelsat Corp’s tax separation agreement with The DIRECTV Group, certain federal income taxes are fully indemnified by The DIRECTV Group for periods through August 20, 2004.

The income tax returns for two of our U.K. indirect subsidiaries are currently under examination by the U.K. tax authorities: Intelsat Global Sales & Marketing Ltd. for the years ended December 31, 2001, 2002, 2003 and 2004 and PanAmSat Europe Ltd. for the year ended December 31, 2003. As a result of our operating structure, we and our affiliates have entered into various intercompany agreements which have been, at least in part, the

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

focus of the tax authorities in both the U.S. and the U.K. During the second quarter of 2008, we had multiple discussions with the U.K. revenue authorities regarding our outstanding audit issues. While the ultimate outcome of such examinations cannot be predicted, substantial progress was made towards resolving some of the outstanding issues. As a result, management has reduced its estimate of the U.K. unrecognized tax benefits by $6.3 million, of which $5.1 million was recorded as a reduction to goodwill.

During the second quarter of 2008, we revised our estimate of the benefit we may claim for our 2005 tax year under the extraterritorial income tax exclusion. The change in management’s estimate resulted in an additional tax return benefit of approximately $16.1 million, the effect of which was recorded as a reduction to goodwill.

As of December 31, 2007 and September 30, 2008, our gross unrecognized tax benefits were $62.5 million and $61.9 million, respectively (including interest and penalties), of which $24.8 million and $0.7 million, respectively, if recognized, would affect our effective tax rate. As of September 30, 2008, we had recorded reserves for interest and penalties in the amount of $4.7 million. Since December 31, 2007, the change in the balance of unrecognized tax benefits consisted of an increase of $9.9 million related to prior period tax positions, a decrease of $6.4 million related to prior period tax positions, an increase of $0.4 million related to current year tax positions and a decrease of $0.5 million related to the settlement of tax positions. In addition, there was a decrease of $4.0 million related to the expiration of statutes of limitations on certain tax claims that could have been made against us, which was recorded as a reduction of goodwill during the third quarter of 2008.

It is reasonably possible that the on-going audit related to our U.K. operations will be completed within the next twelve months, which could result in a decrease to our unrecognized tax benefits. In addition, we believe it is reasonably possible that we will recognize a decrease in unrecognized tax benefits related to the expiration of certain statutes of limitations. We believe that there are no other jurisdictions in which the outcome of unresolved tax issues or claims is likely to be material to our results of operations, financial position or cash flows during at least the next twelve months.

During the third quarter of 2008, the IRS began an audit of Intelsat Corp for the years ended December 31, 2005 and 2006. At this point in time, it is too early to anticipate either the length of the audit or the probability of any resulting adjustments.

Note 12    Restructuring and Transaction Costs

Our restructuring and transaction costs include our historical facilities restructuring plans and management-approved restructuring plans to consolidate and integrate the management and operations of Intelsat and PanAmSat Holdco subsequent to consummation of the PanAmSat Acquisition Transactions as well as transaction-related expenses incurred in connection with the New Sponsors Acquisition. Total restructuring and transaction costs were a net credit of $0.1 million and a net cost of $7.1 million for the three and nine months ended September 30, 2007, respectively. Restructuring and transaction costs were $313.1 million for the predecessor period January 1, 2008 to January 31, 2008 (see Note 2—New Sponsors Acquisition). No comparable amounts were recorded during the successor period February 1, 2008 to September 30, 2008.

(a) Facilities Restructuring Plan

The facilities restructuring plan approved subsequent to the consummation of the PanAmSat Acquisition Transactions included the closure of PanAmSat Holdco’s former corporate headquarters in Wilton, Connecticut, as well as two other locations in the United States. These costs relate primarily to payments due on existing lease obligations that are expected to be incurred and paid through 2011. PanAmSat Holdco also had recorded

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

liabilities in connection with its 2002 approval of a plan to restructure several of its United States locations and close certain facilities, some of which are currently being leased through 2011. Additionally, in an effort to further streamline operations, during 2004, PanAmSat Holdco consolidated its Manhattan Beach, El Segundo and Long Beach, California facilities. The facilities restructuring liability was $6.4 million and $4.2 million as of December 31, 2007 and September 30, 2008, respectively, the current portion of which is included in accounts payable and accrued liabilities, with the remainder in other long-term liabilities in the condensed consolidated balance sheets. During the quarter ended June 30, 2008, we revised the fair value of the recorded liability by $0.6 million as a result of additional information primarily related to our Wilton, Connecticut office, which was closed during 2007. We expect to pay $1.6 million within the next 12 months in connection with the facilities restructuring plan.

(b) Workforce Restructuring Plan

As part of the consolidation and integration associated with the PanAmSat Acquisition Transactions, we approved a workforce restructuring plan. This plan provided for the relocation and/or severance of employees due to planned facility closures. This workforce reduction covered approximately 400 employees. Approximately $0.1 million of net credits and $7.1 million of operating expenses were recorded in the condensed consolidated statements of operations in relation to this plan during the three and nine months ended September 30, 2007, respectively. For the three months ended September 30, 2007, the net credits were the result of changes in expected severance and retention payments. There were no operating expenses recorded in relation to this plan for the predecessor period January 1, 2008 to January 31, 2008 or the successor period February 1, 2008 to September 30, 2008. These costs included employee compensation, benefits, outplacement services, legal services and relocation. A workforce restructuring liability of $6.7 million and $1.5 million as of December 31, 2007 and September 30, 2008, respectively, was included in employee related liabilities in the condensed consolidated balance sheets and the remaining liability at September 30, 2008 is expected to be paid in the fourth quarter of 2008.

The following table summarizes the recorded accruals, which are included in accounts payable and accrued liabilities, employee related liabilities, and other long-term liabilities in the accompanying condensed consolidated balance sheets, and activity related to the facilities restructuring and workforce restructuring (in millions):

	Facilities Restructuring Plan	Workforce Restructuring Plan	Total
Predecessor entity
Balance at December 31, 2007	$6.4	$6.7	$13.1
Net cash payments	(0.1)	(3.1)	(3.2)

Balance at January 31, 2008	6.3	3.6	9.9

Fair value adjustments	(0.6)	—	(0.6)

Successor entity
Balance at February 1, 2008	5.7	3.6	9.3
Net cash payments	(1.5)	(2.1)	(3.6)

Balance at September 30, 2008	$4.2	$1.5	$5.7

No additional costs related to the facilities restructuring plans or the workforce restructuring plan are expected to be incurred.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

Note 13    Contingencies

(a) Litigation and Claims

We are subject to litigation in the normal course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

(b) LCO Protection

Most of the customer service commitments entered into prior to Intelsat’s privatization in 2001 were transferred to Intelsat pursuant to novation agreements. Certain of these agreements contain provisions, including provisions for lifeline connectivity obligation (“LCO”) protection, which constrain Intelsat’s ability to price services in some circumstances. Intelsat’s LCO contracts require us to provide customers with the right to renew their service commitments covered by LCO contracts at prices no higher than the prices charged for those services on the privatization date. Under some circumstances, Intelsat may also be required by an LCO contract to reduce the price for a service commitment covered by the contract. LCO protection may continue until July 18, 2013. As of September 30, 2008, Intelsat had approximately $183.5 million of backlog covered by LCO contracts and to date has not been required to reduce prices for its LCO-protected service commitments. There can be no assurance that Intelsat will not be required to reduce prices in the future under its LCO commitments.

(c) Launch Termination Fees

In October 2004, we entered into an agreement with Lockheed Martin Commercial Launch Services for the launch of an unspecified future satellite. This agreement provides that we may terminate at our option, subject to the payment of a termination fee that is the greater of (a) 50% of the launch service price and accommodation fee paid or due as of the effective date of the termination or (b) $30.0 million. On July 3, 2007, we provided authorization to proceed to Lockheed Martin Commercial Launch Services for a launch vehicle that we plan to utilize for the launch of the IS-14 satellite. The termination provisions above remain applicable if we were to terminate the launch vehicle order.

(d) Other

Boeing Satellite Systems, Inc., formerly Hughes Space and Communications Company, has security interests in certain transponders on the IS-2, IS-3, IS-4 and IS-5 satellites to secure incentive payments owed by us pursuant to satellite construction contracts.

Note 14    Business and Geographic Segment Information

We operate in a single industry segment, in which we provide satellite services to our communications customers around the world. Revenue by region is based on the locations of customers to which services are billed. Our satellites are in geosynchronous orbit, and consequently are not attributable to any geographic location. Of our remaining assets, substantially all are located in the United States.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

The geographic distribution of our revenue was as follows:

	Predecessor Entity	Successor Entity	Predecessor Entity		Successor Entity
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to September 30, 2008
North America	48%	47%	48%	48%	47%
Europe	15%	17%	15%	16%	17%
Africa and Middle East	17%	17%	17%	18%	17%
Latin America and Caribbean	12%	11%	12%	11%	11%
Asia Pacific	8%	8%	8%	7%	8%

Approximately 5% of our revenue was derived from our largest customer during the three months ended September 30, 2007 and 2008. The ten largest customers accounted for approximately 21% and 19% of our revenue for the three months ended September 30, 2007 and 2008, respectively.

Approximately 5%, 7% and 5% of our revenue was derived from our largest customer during the nine months ended September 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to September 30, 2008, respectively. The ten largest customers accounted for approximately 21%, 23% and 20% of our revenue for the nine months ended September 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to September 30, 2008, respectively.

Our revenues were derived from the following services:

	Predecessor Entity		Successor Entity		Predecessor Entity				Successor Entity
	Three Months Ended September 30, 2007		Three Months Ended September 30, 2008		Nine Months Ended September 30, 2007		Period January 1, 2008 to January 31, 2008		Period February 1, 2008 to September 30, 2008
			(in thousands, except percentages)
Transponder services	$413,450	76%	$453,593	76%	$1,220,203	76%	$146,344	77%	$1,190,259	76%
Managed services	67,007	12%	74,047	12%	191,057	12%	23,847	12%	199,165	13%
Channel	39,936	7%	36,233	6%	124,705	8%	12,525	7%	97,151	6%
Mobile satellite services and other	25,697	5%	34,639	6%	71,585	4%	7,545	4%	79,276	5%

Total	$546,090	100%	$598,512	100%	$1,607,550	100%	$190,261	100%	$1,565,851	100%

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

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

(b) Monitoring Fee Agreements and Transaction Fees

In connection with the closing of the New Sponsors Acquisition on February 4, 2008, Intelsat Bermuda, our wholly-owned subsidiary, entered into the 2008 MFA with the 2008 MFA parties pursuant to which the 2008 MFA parties provide certain monitoring, advisory and consulting services to Intelsat Bermuda (see Note 2—New Sponsors Acquisition). We recorded expense for services associated with the 2008 MFA of $6.2 million during the successor period February 1, 2008 to September 30, 2008.

As payment for certain structuring and advisory services rendered, Intelsat Bermuda also paid and expensed an aggregate transaction and advisory fee of $60.0 million to the 2008 MFA parties upon the closing of the New Sponsors Acquisition.

In connection with the closing of the PanAmSat Acquisition Transactions, Intelsat Bermuda entered into a monitoring fee agreement (the “2006 MFA”) with the Former Sponsors, or affiliates of, or entities advised by, designated by or associated with, the Former Sponsors, as the case may be (collectively, the “2006 MFA parties”), pursuant to which the 2006 MFA parties provided certain monitoring, advisory and consulting services with respect to Intelsat Bermuda, PanAmSat Holdco and their respective subsidiaries. In connection with the consummation of the New Sponsors Acquisition, this agreement was terminated. Pursuant to the 2006 MFA, an annual fee equal to the greater of $6.25 million or 1.25% of Intelsat Corp Adjusted EBITDA (as defined in the indenture governing the 9% Senior Notes due 2016 of Intelsat Corp) was to be paid, and Intelsat Bermuda reimbursed the 2006 MFA parties for their out-of-pocket expenses. We recorded expense for services associated with the 2006 MFA of $2.3 million during the three months ended September 30, 2007, $9.0 million during the nine months ended September 30, 2007 and $0.7 million during the predecessor period January 1, 2008 to January 31, 2008.

In connection with the closing of the 2005 Acquisition Transactions, Intelsat Sub Holdco entered into a monitoring fee agreement (the “2005 MFA”) with Intelsat Holdings and the Former Sponsors, or affiliates of, or entities advised by, designated by or associated with, the Former Sponsors, as the case may be (collectively, the “2005 MFA parties”), pursuant to which the 2005 MFA parties provided certain monitoring, advisory and consulting services to Intelsat. In connection with the consummation of the New Sponsors Acquisition, this agreement was terminated. Pursuant to the 2005 MFA, Intelsat Sub Holdco was obligated to pay an annual fee equal to the greater of $6.25 million or 1.25% of adjusted EBITDA as defined in the indenture governing Intelsat Sub Holdco’s 8 1/4% Senior Notes due 2013 and Intelsat Sub Holdco’s 8 5/8% Senior Notes due 2015, and to reimburse the 2005 MFA parties for their out-of-pocket expenses. We recorded expense for services associated with the 2005 MFA of $2.9 million during the three months ended September 30, 2007, $9.2 million during the nine months ended September 30, 2007 and $1.0 million during the predecessor period January 1, 2008 to January 31, 2008.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

(c) Ownership by Management

In connection with and after the closing of the PanAmSat Acquisition Transactions, Intelsat Holdings entered into SCAs under its existing 2005 Share Plan with certain directors, officers and key employees of Intelsat Holdings and its subsidiaries. In the aggregate, these arrangements outstanding as of January 31, 2008 provided for the issuance of approximately 4% of the outstanding voting equity of Intelsat Holdings. In addition, upon consummation of the New Sponsors Acquisition on February 4, 2008, all outstanding restricted performance shares under the 2005 Share Plan vested. Vesting in SCAs issued under the 2005 Share Plan doubled at consummation of the New Sponsors Acquisition if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price of each share covered. Vested restricted shares (including time and performance vesting shares) were purchased at approximately $400 per share (the per share price specified in the BC Share Purchase Agreement). In connection with the vesting and modification of these awards upon the consummation of the acquisition, we recorded compensation expense of $197.2 million in January 2008 (see Note 2—New Sponsors Acquisition).

Certain directors, officers and key employees of Intelsat Global and its subsidiaries hold restricted shares and SCAs of Intelsat Global. In the aggregate, these shares and arrangements outstanding as of September 30, 2008 provided for the issuance of approximately 3.1% of the voting equity of Intelsat Global on a fully diluted basis.

(d) Sponsor and Executive Investments

Apollo Management V, L.P., one of the Former Sponsors, is the indirect controlling stockholder of Hughes Communications, Inc. and Hughes Network Systems, LLC (“HNS”). HNS is one of our largest network services customers. We recorded $29.1 million, $87.2 million and $9.5 million of revenue during the three months ended September 30, 2007, the nine months ended September 30, 2007, and the predecessor period January 1, 2008 to January 31, 2008, respectively, for satellite capacity and other services provided to HNS. The receivable outstanding from HNS as of December 31, 2007 and January 31, 2008 was $12.5 million and $9.8 million, respectively. Two members of the board of directors prior to the New Sponsors Acquisition, Messrs. Africk and Stone, served on the board of directors of Hughes Communications, Inc. and the board of managers of HNS.

During the three months ended June 30, 2008, affiliates or associates of funds and investment vehicles advised or controlled by one of the New Sponsors, Silver Lake, purchased $90.9 million of the recently issued 2017 Bermuda Senior Notes and affiliates or associates of funds and investment vehicles advised or controlled by another of the New Sponsors, BC Partners, also purchased $90.9 million of the 2017 Bermuda Senior Notes.

During the three months ended September 30, 2008, an entity associated with funds and investment vehicles advised or controlled by Silver Lake purchased a further $100.0 million of the 2017 Bermuda Senior Notes and $650.0 million of the 2017 Bermuda PIK Notes. Mr. Svider, Chairman of our board of directors, Mr. McGlade, our Chief Executive Officer, Acting Chief Financial Officer and Deputy Chairman of our board of directors, and a trust of which Mr. Spector, our Executive Vice President, Business Development, and General Counsel, is the beneficiary, invested $3.8 million, $2.5 million and $0.6 million, respectively, as limited partners in the entity through which the notes were purchased.

(e) Horizons

We have a 50% ownership interest in Horizons-1 and Horizons-2 as a result of a joint venture with JSAT (see Note 7—Investments).

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

(f) Receivable from Parent

We had a receivable from Intelsat Holdings as of December 31, 2007 and September 30, 2008 of $7.1 million and $1.7 million, respectively (see Note 5—Receivables).

(g) Note Payable to Parent

On July 1, 2008, Intelsat Jackson entered into a loan agreement with Intelsat Holdings and received proceeds of $34.0 million (see Note 9—Long-Term Debt).

Note 16    Supplemental Consolidating Financial Information

In connection with the acquisition of Intelsat, Ltd. by Intelsat Holdings in January 2005, and related amalgamations, Intelsat Sub Holdco issued $2.6 billion aggregate principal amount of debt (the “2005 Acquisition Finance Notes”), the majority of which was tendered and repurchased in change of control offers in June 2008 (see Note 9—Long-Term Debt). The 2005 Acquisition Finance Notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat, Ltd., Intelsat Bermuda, Intelsat Jackson, Intermediate Holdco and certain wholly-owned subsidiaries of Intelsat Sub Holdco (the “Subsidiary Guarantors”).

On February 11, 2005, Intelsat, Ltd. and Zeus Special Subsidiary Limited issued $478.7 million in aggregate principal amount at maturity of 9 1/4% Senior Discount Notes due 2015 (the “2015 Discount Notes”), yielding approximately $305.3 million of net proceeds at issuance. On March 3, 2005, Intelsat Bermuda transferred substantially all of its assets to Intelsat Sub Holdco and Intelsat Sub Holdco assumed substantially all of the then-existing liabilities of Intelsat Bermuda. Following these transactions, Zeus Special Subsidiary Limited was amalgamated with Intelsat Bermuda, and Intelsat Bermuda became an obligor on the 2015 Discount Notes.

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

In connection with the PanAmSat Acquisition Transactions, Intelsat Bermuda issued $1.33 billion of 11.25% Senior Notes due 2016 and $260.0 million of Floating Rate Senior Notes due 2013 (collectively, the “July 2006 Notes”). The July 2006 Notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat. The July 2006 Notes are not guaranteed by any of Intelsat Bermuda’s direct or indirect subsidiaries.

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

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

On February 7, 2008, Intelsat Jackson redeemed, pursuant to their terms, all $260.0 million of its Floating Rate Senior Notes due 2013 and all $600.0 million of its outstanding Refinancing Notes.

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

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$967	$65	$136	$28	$397,113	$57,024	$257,810	$(57,024)	$656,119
Receivables, net of allowance	1,675	—	—	—	183,386	183,382	121,274	(183,382)	306,335
Deferred income taxes	—	—	—	—	16,615	16,615	33,011	(16,615)	49,626
Prepaid expenses and other current assets	1,584	2,312	—	91	38,211	37,104	32,621	(51,973)	59,950
Intercompany receivables	—	—	—	—	815,421	—	43,957	(859,378)	—

Total current assets	4,226	2,377	136	119	1,450,746	294,125	488,673	(1,168,372)	1,072,030
Satellites and other property and equipment, net	—	—	—	—	2,825,675	2,822,834	2,522,362	(2,822,834)	5,348,037
Goodwill	—	—	—	—	3,428,453	—	3,333,574	—	6,762,027
Non-amortizable intangible assets	—	—	—	—	2,230,930	—	1,053,070	—	3,284,000
Amortizable intangible assets, net	—	—	—	—	607,169	—	559,697	—	1,166,866
Investment in affiliates	2,601,670	7,791,326	11,150,227	8,027,025	(64,492)	(64,492)	94,592	(29,441,264)	94,592
Other assets	—	136,598	33,498	5,295	73,038	42,118	216,458	(42,118)	464,887

Total assets	$2,605,896	$7,930,301	$11,183,861	$8,032,439	$10,551,519	$3,094,585	$8,268,426	$(33,474,588)	$18,192,439

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,321	$341	$—	$—	$62,005	$61,862	$113,754	$(76,732)	$167,551
Accrued interest payable	39,927	78,061	77,299	—	39,840	5,456	49,259	(5,456)	284,386
Current portion of long-term debt	—	—	—	—	14,408	10,960	89,409	(10,960)	103,817
Deferred satellite performance incentives	—	—	—	—	3,695	3,695	18,226	(3,695)	21,921
Other current liabilities	—	—	—	—	69,490	69,490	63,061	(69,490)	132,551
Intercompany payables	512,886	116,892	179,130	50,469	—	815,980	—	(1,675,357)	—

Total current liabilities	559,134	195,294	256,429	50,469	189,438	967,443	333,709	(1,841,690)	710,226
Long-term debt, net of current portion	950,651	5,063,815	3,136,106	429,165	2,080,577	5,000	3,356,734	(5,000)	15,017,048
Deferred satellite performance incentives, net of current portion	—	—	—	—	22,724	22,724	105,496	(22,724)	128,220
Deferred revenue, net of current portion	—	—	—	—	126,266	126,266	42,063	(126,266)	168,329
Deferred income taxes	—	—	—	—	1,754	1,754	720,216	(1,754)	721,970
Accrued retirement benefits	—	—	—	—	70,581	70,581	56,681	(70,581)	127,262
Other long-term liabilities	—	69,522	—	—	33,154	21,957	120,597	(21,957)	223,273
Shareholder’s equity:
Ordinary shares	12	12	12	—	12	—	70	(106)	12
Other shareholder’s equity	1,096,099	2,601,658	7,791,314	7,552,805	8,027,013	1,878,860	3,532,860	(31,384,510)	1,096,099

Total liabilities and shareholder’s equity	$2,605,896	$7,930,301	$11,183,861	$8,032,439	$10,551,519	$3,094,585	$8,268,426	$(33,474,588)	$18,192,439

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

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$—	$—	$359,097	$357,693	$365,144	$(483,422)	$598,512

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	—	73,317	362,473	145,366	(488,202)	92,954
Selling, general and administrative	4,753	3,897	6	125	8,319	7,270	34,171	(7,270)	51,271
Depreciation and amortization	—	—	—	—	127,784	99,382	89,501	(99,382)	217,285
Loss on undesignated interest rate swaps	—	—	11,419	—	3,888	—	21,301	—	36,608

Total operating expenses	4,753	3,897	11,425	125	213,308	469,125	290,339	(594,854)	398,118

Income (loss) from operations	(4,753)	(3,897)	(11,425)	(125)	145,789	(111,432)	74,805	111,432	200,394
Interest expense (income), net	30,343	156,032	80,815	10,221	31,365	(865)	59,563	865	368,339
Subsidiary income (loss)	(144,195)	15,734	107,974	97,843	(2,926)	(2,926)	—	(71,504)	—
Other income (expense), net	—	—	—	—	(16,184)	(16,184)	4,854	16,184	(11,330)

Income (loss) before income taxes	(179,291)	(144,195)	15,734	87,497	95,314	(129,677)	20,096	55,247	(179,275)
Provision for (benefit from) income taxes	—	—	—	—	(2,529)	(2,488)	2,545	2,488	16

Net income (loss)	$(179,291)	$(144,195)	$15,734	$87,497	$97,843	$(127,189)	$17,551	$52,759	$(179,291)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$—	$318,175	$318,175	$334,974	$(425,234)	$546,090

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	63,852	318,097	122,844	(425,445)	79,348
Selling, general and administrative	6,921	2,345	—	11,982	8,665	33,043	(8,376)	54,580
Depreciation and amortization	—	—	—	117,162	107,562	80,447	(107,562)	197,609
Restructuring costs	—	—	—	46	46	(101)	(46)	(55)
Loss on undesignated interest rate swaps	—	—	—	—	—	9,488	—	9,488

Total operating expenses	6,921	2,345	—	193,042	434,370	245,721	(541,429)	340,970

Income (loss) from operations	(6,921)	(2,345)	—	125,133	(116,195)	89,253	116,195	205,120
Interest expense, net	45,585	99,755	9,229	18,786	10,601	66,234	(10,601)	239,589
Subsidiary income	9,953	112,053	92,458	852	852	—	(216,168)	—
Other income, net	—	—	—	381	381	1,396	(381)	1,777

Income (loss) before income taxes	(42,553)	9,953	83,229	107,580	(125,563)	24,415	(89,753)	(32,692)
Provision for (benefit from) income taxes	16	—	—	15,122	14,358	(5,261)	(14,358)	9,877

Net income (loss)	$(42,569)	$9,953	$83,229	$92,458	$(139,921)	$29,676	$(75,395)	$(42,569)

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

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD FEBRUARY 1, 2008 TO SEPTEMBER 30, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$—	$—	$939,506	$939,506	$951,563	$(1,264,724)	$1,565,851

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	—	188,681	959,251	366,222	(1,284,469)	229,685
Selling, general and administrative	15,520	7,884	21	201	15,360	13,152	93,024	(13,152)	132,010
Depreciation and amortization	—	—	—	—	339,886	264,149	238,637	(264,149)	578,523
Impairment of asset value	—	—	—	—	63,644	63,644	—	(63,644)	63,644
Gain on undesignated interest rate swaps	—	—	(9,636)	—	(3,582)	—	(18,033)	—	(31,251)

Total operating expenses	15,520	7,884	(9,615)	201	603,989	1,300,196	679,850	(1,625,414)	972,611

Income (loss) from operations	(15,520)	(7,884)	9,615	(201)	335,517	(360,690)	271,713	360,690	593,240
Interest expense (income), net	89,207	383,041	193,387	27,471	82,466	(4,763)	154,115	4,763	929,687
Subsidiary income (loss)	(257,351)	133,595	317,367	226,985	(8,657)	(8,657)	—	(403,282)	—
Other income (expense), net	—	—	—	5	(14,760)	(14,760)	8,808	14,760	(5,947)

Income (loss) before income taxes	(362,078)	(257,330)	133,595	199,318	229,634	(379,344)	126,406	(32,595)	(342,394)
Provision for income taxes	—	21	—	—	2,649	2,256	17,014	(2,256)	19,684

Net income (loss)	$(362,078)	$(257,351)	$133,595	$199,318	$226,985	$(381,600)	$109,392	$(30,339)	$(362,078)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$—	$925,909	$925,909	$981,929	$(1,226,197)	$1,607,550

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	194,973	947,116	341,005	(1,245,429)	237,665
Selling, general and administrative	19,399	9,159	—	37,963	27,133	113,008	(29,109)	177,553
Depreciation and amortization	—	—	—	355,702	326,903	232,300	(326,903)	588,002
Restructuring costs	—	—	—	151	151	6,937	(151)	7,088
Loss on undesignated interest rate swaps	—	—	—	—	—	2,760	—	2,760

Total operating expenses	19,399	9,159	—	588,789	1,301,303	696,010	(1,601,592)	1,013,068

Income (loss) from operations	(19,399)	(9,159)	—	337,120	(375,394)	285,919	375,395	594,482
Interest expense, net	136,810	288,565	27,016	106,457	32,610	200,016	(32,610)	758,864
Subsidiary income (loss)	(33,060)	264,664	201,760	1,103	1,103	—	(435,570)	—
Other income (expense), net	1	—	—	(5,081)	(5,081)	3,529	5,081	(1,551)

Income (loss) before income taxes	(189,268)	(33,060)	174,744	226,685	(411,982)	89,432	(22,484)	(165,933)
Provision for (benefit from) income taxes	47	—	—	24,925	22,854	(1,590)	(22,854)	23,382

Net income (loss)	$(189,315)	$(33,060)	$174,744	$201,760	$(434,836)	$91,022	$370	$(189,315)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD JANUARY 1, 2008 TO JANUARY 31, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(1,179)	$(46,397)	$—	$(1,531)	$(11,112)	$68,726	$11,112	$19,619

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	—	(9,908)	(9,908)	(14,793)	9,908	(24,701)
Proceeds from intercompany loan receivables	—	—	—	34,000	34,000	—	(68,000)	—

Net cash provided by (used in) investing activities	—	—	—	24,092	24,092	(14,793)	(58,092)	(24,701)

Cash flows from financing activities:
Repayments of long-term debt	—	—	—	(5,862)	(5,000)	(162,985)	5,000	(168,847)
Proceeds from revolving credit facility	—	—	—	—	—	150,000	—	150,000
Repayment of intercompany loans	—	—	—	—	(102,937)	(34,000)	136,937	—
Principal payments on deferred satellite performance incentives	—	—	—	(87)	(87)	(1,246)	87	(1,333)
Principal payments on capital lease obligations	—	—	—	(2,124)	(2,124)	—	2,124	(2,124)

Net cash used in financing activities	—	—	—	(8,073)	(110,148)	(48,231)	144,148	(22,304)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	45	45	92	(45)	137

Net change in cash and cash equivalents	(1,179)	(46,397)	—	14,533	(97,123)	5,794	97,123	(27,249)
Cash and cash equivalents, beginning of period	1,391	50,998	—	233,880	118,282	140,300	(118,282)	426,569

Cash and cash equivalents, end of period	$212	$4,601	$—	$248,413	$21,159	$146,094	$(21,159)	$399,320

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FEBRUARY 1, 2008 TO SEPTEMBER 30, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(29,368)	$(30,407)	$(145,222)	$5,799	$501,434	$242,368	$365,642	$(242,368)	$667,878

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	—	—	(173,176)	(173,176)	(106,135)	173,176	(279,311)
Capital contributions to unconsolidated affiliates	—	—	—	—	(17,621)	(17,621)	(9,659)	17,621	(27,280)
Capital contribution from Intelsat Holdings	3,404	—	—	—	—	—	—	—	3,404
Dividend from affiliates	432,065	432,065	671,395	671,395	—	—	—	(2,206,920)	—
Other investing activities	—	—	—	—	—	—	4,699	—	4,699

Net cash provided by (used in) investing activities	435,469	432,065	671,395	671,395	(190,797)	(190,797)	(111,095)	(2,016,123)	(298,488)

Cash flows from financing activities:
Repayments of long-term debt	(400,000)	—	(2,641,597)	(408,116)	(1,550,894)	—	(1,253,324)	—	(6,253,931)
Proceeds from issuance of long-term debt	—	—	1,797,389	412,197	1,564,358	—	1,238,839	—	5,012,783
Loan proceeds received from Intelsat Holdings	—	—	34,000	—	—	—	—	—	34,000
Proceeds from revolving credit facility	—	—	—	—	175,120	—	66,101	—	241,221
Proceeds from (repayment of) intercompany loans	(201,629)	83,000	63,250	(565)	149,194	(9,016)	(93,250)	9,016	—
Debt issuance costs	—	(57,130)	(21,731)	(5,207)	(19,662)	—	(17,999)	—	(121,729)
Repayments of funding of capital expenditures by customer	—	—	—	—	—	—	(30,862)	—	(30,862)
Payment of premium on early retirement of debt	(7,615)	—	(48,654)	(4,080)	(15,489)	—	(12,266)	—	(88,104)
Principal payments on deferred satellite performance incentives	—	—	—	—	(3,084)	(3,084)	(15,495)	3,084	(18,579)
Principal payments on capital lease obligations	—	—	—	—	(4,353)	(4,353)	(241)	4,353	(4,594)
Dividends to shareholders	—	(432,065)	(432,065)	(671,395)	(671,395)	—	—	2,206,920	—

Net cash used in financing activities	(609,244)	(406,195)	(1,249,408)	(677,166)	(376,205)	(16,453)	(118,497)	2,223,373	(1,229,795)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	48	48	1,839	(48)	1,887

Net change in cash and cash equivalents	(203,143)	(4,537)	(723,235)	28	(65,520)	35,166	137,889	(35,166)	(858,518)
Cash and cash equivalents, beginning of period	204,110	4,602	723,371	—	462,633	21,858	119,921	(21,858)	1,514,637

Cash and cash equivalents, end of period	$967	$65	$136	$28	$397,113	$57,024	$257,810	$(57,024)	$656,119

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(64,230)	$(219,344)	$—	$364,564	$70,712	$349,159	$(70,712)	$430,149

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	—	(83,848)	(83,848)	(284,547)	83,848	(368,395)
Other investing activities	—	—	—	—	—	2,078	—	2,078
Advances to subsidiaries	—	—	—	—	—	(6,823)	6,823	—
Investments in subsidiaries	64,000	(728,081)	(728,081)	—	—	—	1,392,162	—

Net cash provided by (used in) investing activities	64,000	(728,081)	(728,081)	(83,848)	(83,848)	(289,292)	1,482,833	(366,317)

Cash flows from financing activities:
Repayments of long-term debt	—	(600,000)	—	(1,007,587)	(5,000)	(40,146)	5,000	(1,647,733)
Proceeds from issuance of long-term debt	—	1,595,000	—	—	—	—	—	1,595,000
Repayment of credit facility borrowings	—	(51,194)	—	—	—	—	51,194	—
Proceeds from credit facility borrowings	—	58,017	—	—	—	—	(58,017)	—
Debt issuance costs	—	(29,053)	—	—	—	(2,172)	—	(31,225)
Repayments of funding of capital expenditures by customer	—	—	—	—	—	(41,282)	—	(41,282)
Payment of premium on early retirement of debt	—	—	—	(10,000)	—	—	—	(10,000)
Capital contributions from parent companies	—	—	977,000	977,000	—	—	(1,954,000)	—
Principal payments on deferred satellite performance incentives	—	—	—	(2,491)	(2,491)	(10,888)	2,491	(13,379)
Principal payments on capital lease obligations	—	—	—	(4,081)	(4,081)	—	4,081	(4,081)
Dividends to shareholders	—	(64,000)	(248,919)	(248,919)	—	—	561,838	—

Net cash provided by (used in) financing activities	—	908,770	728,081	(296,078)	(11,572)	(94,488)	(1,387,413)	(152,700)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	808	—	808

Net change in cash and cash equivalents	(230)	(38,655)	—	(15,362)	(24,708)	(33,813)	24,708	(88,060)
Cash and cash equivalents, beginning of period	6,835	41,990	—	341,413	139,969	193,418	(139,969)	583,656

Cash and cash equivalents, end of period	$6,605	$3,335	$—	$326,051	$115,261	$159,605	$(115,261)	$495,596

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

On March 3, 2005, Intelsat Bermuda transferred substantially all of its assets to Intelsat Sub Holdco and Intelsat Sub Holdco assumed substantially all of the then-existing liabilities of Intelsat Bermuda.

In connection with the PanAmSat Acquisition Transactions, Intelsat Bermuda issued $750.0 million of 9.25% Senior Notes due 2016 (the “Jackson Guaranteed Notes”). The Jackson Guaranteed Notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat, its indirect wholly-owned subsidiary, Intelsat Sub Holdco, and the Subsidiary Guarantors.

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

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$967	$65	$397,250	$397,113	$257,837	$(397,113)	$656,119
Receivables, net of allowance	1,675	—	183,386	183,386	121,274	(183,386)	306,335
Deferred income taxes	—	—	16,615	16,615	33,011	(16,615)	49,626
Prepaid expenses and other current assets	1,584	2,312	38,211	38,213	32,713	(53,083)	59,950
Intercompany receivables	—	—	636,291	815,421	—	(1,451,712)	—

Total current assets	4,226	2,377	1,271,753	1,450,748	444,835	(2,101,909)	1,072,030
Satellites and other property and equipment, net	—	—	2,825,675	2,825,675	2,522,362	(2,825,675)	5,348,037
Goodwill	—	—	3,428,453	3,428,451	3,333,574	(3,428,451)	6,762,027
Non-amortizable intangible assets	—	—	2,230,930	2,230,930	1,053,070	(2,230,930)	3,284,000
Amortizable intangible assets, net	—	—	607,169	607,169	559,697	(607,169)	1,166,866
Investment in affiliates	2,601,670	7,791,326	3,058,710	(64,492)	94,592	(13,387,214)	94,592
Other assets	—	136,598	106,535	73,038	221,754	(73,038)	464,887

Total assets	$2,605,896	$7,930,301	$13,529,225	$10,551,519	$8,229,884	$(24,654,386)	$18,192,439

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,321	$341	$62,005	$62,005	$113,754	$(76,875)	$167,551
Accrued interest payable	39,927	78,061	117,139	39,840	49,259	(39,840)	284,386
Current portion of long-term debt	—	—	14,408	14,408	89,409	(14,408)	103,817
Deferred satellite performance incentives	—	—	3,695	3,695	18,226	(3,695)	21,921
Other current liabilities	—	—	69,490	69,490	63,061	(69,490)	132,551
Intercompany payables	512,886	116,892	—	—	6,514	(636,292)	—

Total current liabilities	559,134	195,294	266,737	189,438	340,223	(840,600)	710,226
Long-term debt, net of current portion	950,651	5,063,815	5,216,683	2,080,577	3,785,899	(2,080,577)	15,017,048
Deferred satellite performance incentives, net of current portion	—	—	22,724	22,724	105,496	(22,724)	128,220
Deferred revenue, net of current portion	—	—	126,266	126,266	42,063	(126,266)	168,329
Deferred income taxes	—	—	1,754	1,754	720,216	(1,754)	721,970
Accrued retirement benefits	—	—	70,581	70,581	56,681	(70,581)	127,262
Other long-term liabilities	—	69,522	33,154	33,154	120,597	(33,154)	223,273
Shareholder’s equity:
Ordinary shares	12	12	12	12	70	(106)	12
Other shareholder’s equity	1,096,099	2,601,658	7,791,314	8,027,013	3,058,639	(21,478,624)	1,096,099

Total liabilities and shareholder’s equity	$2,605,896	$7,930,301	$13,529,225	$10,551,519	$8,229,884	$(24,654,386)	$18,192,439

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

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$359,097	$359,097	$365,144	$(484,826)	$598,512

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	73,317	73,317	145,366	(199,046)	92,954
Selling, general and administrative	4,753	3,897	8,325	8,319	34,296	(8,319)	51,271
Depreciation and amortization	—	—	127,784	127,784	89,501	(127,784)	217,285
Loss on undesignated interest rate swaps	—	—	15,307	3,888	21,301	(3,888)	36,608

Total operating expenses	4,753	3,897	224,733	213,308	290,464	(339,037)	398,118

Income (loss) from operations	(4,753)	(3,897)	134,364	145,789	74,680	(145,789)	200,394
Interest expense, net	30,343	156,032	112,180	31,365	69,784	(31,365)	368,339
Subsidiary income (loss)	(144,195)	15,734	7,205	(2,926)	—	124,182	—
Other income (expense), net	—	—	(16,184)	(16,184)	4,854	16,184	(11,330)

Income (loss) before income taxes	(179,291)	(144,195)	13,205	95,314	9,750	25,942	(179,275)
Provision for (benefit from) income taxes	—	—	(2,529)	(2,529)	2,545	2,529	16

Net income (loss)	$(179,291)	$(144,195)	$15,734	$97,843	$7,205	$23,413	$(179,291)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$318,175	$318,175	$334,974	$(425,234)	$546,090

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	63,852	63,851	121,843	(170,198)	79,348
Selling, general and administrative	6,921	14,327	11,982	34,044	(12,694)	54,580
Depreciation and amortization	—	117,162	117,162	80,447	(117,162)	197,609
Restructuring costs	—	46	46	(101)	(46)	(55)
Loss on undesignated interest rate swaps	—	—	—	9,488	—	9,488

Total operating expenses	6,921	195,387	193,041	245,721	(300,100)	340,970

Income (loss) from operations	(6,921)	122,788	125,134	89,253	(125,134)	205,120
Interest expense, net	45,585	118,541	18,786	75,463	(18,786)	239,589
Subsidiary income	9,953	20,447	852	—	(31,252)	—
Other income, net	—	381	381	1,396	(381)	1,777

Income (loss) before income taxes	(42,553)	25,075	107,581	15,186	(137,981)	(32,692)
Provision for (benefit from) income taxes	16	15,122	15,122	(5,261)	(15,122)	9,877

Net income (loss)	$(42,569)	$9,953	$92,459	$20,447	$(122,859)	$(42,569)

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

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD FEBRUARY 1, 2008 TO SEPTEMBER 30, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$939,506	$939,506	$951,563	$(1,264,724)	$1,565,851

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	188,681	188,681	366,222	(513,899)	229,685
Selling, general and administrative	15,520	7,884	15,381	15,360	93,225	(15,360)	132,010
Depreciation and amortization	—	—	339,886	339,886	238,637	(339,886)	578,523
Impairment of asset value	—	—	63,644	63,644	—	(63,644)	63,644
Gain on undesignated interest rate swaps	—	—	(13,218)	(3,582)	(18,033)	3,582	(31,251)

Total operating expenses	15,520	7,884	594,374	603,989	680,051	(929,207)	972,611

Income (loss) from operations	(15,520)	(7,884)	345,132	335,517	271,512	(335,517)	593,240
Interest expense, net	89,207	383,041	275,853	82,466	181,586	(82,466)	929,687
Subsidiary income (loss)	(257,351)	133,595	81,725	(8,657)	—	50,688	—
Other income (expense), net	—	—	(14,760)	(14,760)	8,813	14,760	(5,947)

Income (loss) before income taxes	(362,078)	(257,330)	136,244	229,634	98,739	(187,603)	(342,394)
Provision for income taxes	—	21	2,649	2,649	17,014	(2,649)	19,684

Net income (loss)	$(362,078)	$(257,351)	$133,595	$226,985	$81,725	$(184,954)	$(362,078)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$925,909	$925,909	$981,929	$(1,226,197)	$1,607,550

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	194,972	194,972	341,005	(493,284)	237,665
Selling, general and administrative	19,399	47,122	37,963	113,008	(39,939)	177,553
Depreciation and amortization	—	355,702	355,702	232,300	(355,702)	588,002
Restructuring costs	—	151	151	6,937	(151)	7,088
Loss on undesignated interest rate swaps	—	—	—	2,760	—	2,760

Total operating expenses	19,399	597,947	588,788	696,010	(889,076)	1,013,068

Income (loss) from operations	(19,399)	327,962	337,121	285,919	(337,121)	594,482
Interest expense, net	136,810	395,022	106,457	227,032	(106,457)	758,864
Subsidiary income (loss)	(33,060)	64,007	1,103	—	(32,050)	—
Other income (expense), net	1	(5,081)	(5,081)	3,529	5,081	(1,551)

Income (loss) before income taxes	(189,268)	(8,134)	226,686	62,416	(257,633)	(165,933)
Provision for (benefit from) income taxes	47	24,926	24,925	(1,591)	(24,925)	23,382

Net income (loss)	$(189,315)	$(33,060)	$201,761	$64,007	$(232,708)	$(189,315)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD JANUARY 1, 2008 TO JANUARY 31, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(1,179)	$(47,928)	$(1,531)	$68,726	$1,531	$19,619

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	(9,908)	(9,908)	(14,793)	9,909	(24,701)
Proceeds from intercompany loan receivables	—	34,000	34,000	—	(68,000)	—

Net cash provided by (used in) investing activities	—	24,092	24,092	(14,793)	(58,092)	(24,701)

Cash flows from financing activities:
Repayments of long-term debt	—	(5,862)	(5,862)	(162,985)	5,862	(168,847)
Proceeds from revolving credit facility	—	—	—	150,000	—	150,000
Repayment of intercompany loans	—	—	—	(34,000)	34,000	—
Principal payments on deferred satellite performance incentives	—	(87)	(87)	(1,246)	87	(1,333)
Principal payments on capital lease obligations	—	(2,124)	(2,124)	—	2,124	(2,124)

Net cash used in financing activities	—	(8,073)	(8,073)	(48,231)	42,073	(22,304)

Effect of exchange rate changes on cash and cash equivalents	—	45	45	92	(45)	137

Net change in cash and cash equivalents	(1,179)	(31,864)	14,533	5,794	(14,533)	(27,249)
Cash and cash equivalents, beginning of period	1,391	284,878	233,880	140,300	(233,880)	426,569

Cash and cash equivalents, end of period	$212	$253,014	$248,413	$146,094	$(248,413)	$399,320

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FEBRUARY 1, 2008 TO SEPTEMBER 30, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(29,368)	$(30,407)	$356,213	$501,434	$371,440	$(501,434)	$667,878

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	(173,176)	(173,176)	(106,135)	173,176	(279,311)
Capital contributions to unconsolidated affiliates	—	—	(17,621)	(17,621)	(9,659)	17,621	(27,280)
Capital contribution from Intelsat Holdings	3,404	—	—	—	—	—	3,404
Dividend from affiliates	432,065	432,065	671,395	—	671,395	(2,206,920)	—
Other investing activities	—	—	—	—	4,699	—	4,699

Net cash provided by (used in) investing activities	435,469	432,065	480,598	(190,797)	560,300	(2,016,123)	(298,488)

Cash flows from financing activities:
Repayments of long-term debt	(400,000)	—	(4,192,491)	(1,550,894)	(1,661,440)	1,550,894	(6,253,931)
Proceeds from issuance of long-term debt	—	—	3,361,747	1,564,358	1,651,036	(1,564,358)	5,012,783
Loan proceeds received from Intelsat Holdings	—	—	34,000	—	—	—	34,000
Proceeds from revolving credit facility	—	—	175,120	175,120	66,101	(175,120)	241,221
Proceeds from (repayment of) intercompany loans	(201,629)	83,000	212,444	149,194	(93,815)	(149,194)	—
Debt issuance costs	—	(57,130)	(41,393)	(19,662)	(23,206)	19,662	(121,729)
Repayment of funding of capital expenditures by customer	—	—	—	—	(30,862)	—	(30,862)
Payment of premium on early retirement of debt	(7,615)	—	(64,143)	(15,489)	(16,346)	15,489	(88,104)
Principal payments on deferred satellite performance incentives	—	—	(3,084)	(3,084)	(15,495)	3,084	(18,579)
Principal payments on capital lease obligations	—	—	(4,353)	(4,353)	(241)	4,353	(4,594)
Dividends to shareholders	—	(432,065)	(1,103,460)	(671,395)	(671,395)	2,878,315	—

Net cash used in financing activities	(609,244)	(406,195)	(1,625,613)	(376,205)	(795,663)	2,583,125	(1,229,795)

Effect of exchange rate changes on cash and cash equivalents	—	—	48	48	1,839	(48)	1,887

Net change in cash and cash equivalents	(203,143)	(4,537)	(788,754)	(65,520)	137,916	65,520	(858,518)
Cash and cash equivalents, beginning of period	204,110	4,602	1,186,004	462,633	119,921	(462,633)	1,514,637

Cash and cash equivalents, end of period	$967	$65	$397,250	$397,113	$257,837	$(397,113)	$656,119

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(64,230)	$145,220	$364,564	$349,159	$(364,564)	$430,149

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	(83,848)	(83,848)	(284,547)	83,848	(368,395)
Other investing activities	—	—	—	2,078	—	2,078
Advances to subsidiaries	—	—	—	(6,823)	6,823	—
Investments in subsidiaries	64,000	(728,081)	—	(728,081)	1,392,162	—

Net cash provided by (used in) investing activities	64,000	(811,929)	(83,848)	(1,017,373)	1,482,833	(366,317)

Cash flows from financing activities:
Repayments of long-term debt	—	(1,607,587)	(1,007,587)	(40,146)	1,007,587	(1,647,733)
Proceeds from issuance of long-term debt	—	1,595,000	—	—	—	1,595,000
Repayment of credit facility borrowings	—	(51,194)	—	—	51,194	—
Proceeds from credit facility borrowings	—	58,017	—	—	(58,017)	—
Debt issuance costs	—	(29,053)	—	(2,172)	—	(31,225)
Repayments of funding of capital expenditures by customer	—	—	—	(41,282)	—	(41,282)
Payment of premium on early retirement of debt	—	(10,000)	(10,000)	—	10,000	(10,000)
Capital contributions from parent companies	—	977,000	977,000	977,000	(2,931,000)	—
Principal payments on deferred satellite performance incentives	—	(2,491)	(2,491)	(10,888)	2,491	(13,379)
Principal payments on capital lease obligations	—	(4,081)	(4,081)	—	4,081	(4,081)
Dividends to shareholders	—	(312,919)	(248,919)	(248,919)	810,757	—

Net cash provided by (used in) financing activities	—	612,692	(296,078)	633,593	(1,102,907)	(152,700)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	808	—	808

Net change in cash and cash equivalents	(230)	(54,017)	(15,362)	(33,814)	15,362	(88,060)
Cash and cash equivalents, beginning of period	6,835	383,403	341,413	193,418	(341,413)	583,656

Cash and cash equivalents, end of period	$6,605	$329,386	$326,051	$159,604	$(326,051)	$495,596

(Certain totals may not add due to the effects of rounding)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Impact of the New Sponsors Acquisition Transactions

On February 4, 2008, Serafina Acquisition Limited (“Serafina”) completed its acquisition of 100% of the equity ownership of Intelsat Holdings (the “New Sponsors Acquisition”) for total cash consideration of approximately $5.0 billion, pursuant to a share purchase agreement (the “BC Share Purchase Agreement”) among Serafina, Intelsat Holdings, certain shareholders of Intelsat Holdings and Serafina Holdings.

Although the effective date of the New Sponsors Acquisition was February 4, 2008, due to the immateriality of our results of operations for the period between February 1, 2008 and February 4, 2008, we accounted for the New Sponsors Acquisition as if it had occurred on February 1, 2008.

In order to partially finance the New Sponsors Acquisition, Serafina borrowed $4.96 billion in aggregate principal amount of term loans under a $2.81 billion senior unsecured bridge loan credit agreement, dated as of February 4, 2008 (the “Senior Bridge Loan Credit Agreement”), among Serafina, the several lenders party thereto and certain other parties, and a $2.15 billion senior unsecured payment-in-kind election bridge loan credit agreement, dated as of February 4, 2008 (the “PIK Election Bridge Loan Credit Agreement”) and, together with the Senior Bridge Loan Credit Agreement (the “Bridge Loan Credit Agreements”), among Serafina, the several lenders party thereto and certain other parties.

Immediately following the New Sponsors Acquisition, Intelsat Bermuda transferred certain of its assets (including all of its direct and indirect ownership interests in Intermediate Holdco and Intelsat Corp) and certain of its liabilities and obligations (including its 9 1/4% Senior Notes due 2016, 11 1/4% Senior Notes due 2016, Floating Rate Senior Notes due 2013, Floating Rate Senior Notes due 2015, and its senior unsecured credit facility) to a newly formed direct wholly-owned subsidiary, Intelsat Jackson, pursuant to an assignment and assumption agreement (the “Intelsat Bermuda Transfer”). Following the Intelsat Bermuda Transfer, Intelsat Jackson became the owner of substantially all of Intelsat Bermuda’s assets and the obligor with respect to substantially all of Intelsat Bermuda’s liabilities and obligations, and Intelsat Bermuda no longer had any rights or obligations with respect to such assets and liabilities.

Immediately after the consummation of the Intelsat Bermuda Transfer, Serafina assigned certain of its assets and liabilities to Intelsat Bermuda (the “Serafina Assignment”), including Serafina’s rights and obligations under the Bridge Loan Credit Agreements and a Commitment Letter, dated as of June 19, 2007, among Serafina, the several lenders party thereto and certain other parties, as amended by the Commitment Letter Amendment, dated as of February 7, 2008 (the “Financing Commitment Letter”).

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

In connection with the New Sponsors Acquisition, on February 7, 2008, Intelsat Jackson redeemed all $260.0 million of its outstanding Floating Rate Senior Notes due 2013 and all $600.0 million of its outstanding Floating Rate Senior Notes due 2015 pursuant to their terms, and on March 6, 2008, Intelsat, Ltd. redeemed all $400.0 million of its outstanding 5 1/4% Senior Notes due 2008 pursuant to their terms. We refer to the New Sponsors Acquisition and all of the transactions described above collectively as the New Sponsors Acquisition Transactions.

The New Sponsors Acquisition resulted in a change of control under the indentures governing certain of our outstanding series of notes and Intelsat Jackson’s $1.0 billion Senior Unsecured Credit Agreement dated as of February 2, 2007 (the “Intelsat Jackson Senior Unsecured Credit Agreement”), giving the holders of those notes and loans the right to require the respective issuers to repurchase such notes and the borrower to repay such loans at 101% of their principal amount, plus accrued interest to the date of repurchase or repayment. During the successor period ended September 30, 2008, the relevant entities completed each such change of control offer, financing the repurchases and repayment through backstop unsecured credit agreement borrowings under the Financing Commitment Letter or with proceeds from offerings of notes and a new unsecured term loan borrowing.

In addition, all outstanding restricted performance shares under the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”) vested upon consummation of the New Sponsors Acquisition. Vesting in share-based compensation arrangements (“SCAs”) issued under the 2005 Share Plan doubled if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price of each share covered. Vested restricted shares (including time and performance vesting shares) were purchased at approximately $400 per share. In connection with the vesting and modification of these awards, we recorded compensation expense of $197.2 million during the first quarter of 2008. In connection with the New Sponsors Acquisition, each unvested restricted share of Intelsat Holdings was exchanged for approximately four unvested restricted shares of Intelsat Global (“exchange shares”) and the exchange shares continue to be classified as a liability of Intelsat Global due to certain repurchase features in the 2005 Share Plan. In addition, the vesting periods associated with the unvested Intelsat Holdings restricted shares continued. These exchange share grants continue to be subject to the same repurchase feature as discussed above and thus continue to be deemed not granted under Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. We also incurred significant transaction related expenses in connection with the consummation of the New Sponsors Acquisition Transactions, primarily related to advisory fees and amendments of existing debt.

The New Sponsors Acquisition was accounted for by Intelsat Holdings under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. As a result, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. In accordance with Topic 5J of the codified SEC Staff Accounting Bulletins, the preliminary purchase accounting adjustments have been “pushed down” and recorded in our condensed consolidated financial statements, which resulted in a new basis of accounting for the “successor period” beginning after the consummation of the New Sponsors Acquisition. Determining fair values required us to make significant estimates and assumptions which may be revised as additional information becomes available. In order to develop estimates of fair values, we considered the following generally accepted valuation approaches: the cost approach, the income approach and the market approach. Our estimates included assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends. Any final adjustments may change the fair value assigned to the assets acquired and liabilities assumed and could result in a material change.

Results of Operations

Three and Nine Months Ended September 30, 2007, the Three Months Ended September 30, 2008 and the Combined Nine Months Ended September 30, 2008

As a result of the consummation of the New Sponsors Acquisition, the financial results for the combined nine months ended September 30, 2008 have been separately presented for the “predecessor entity” for the period January 1, 2008 to January 31, 2008 and for the “successor entity” for the period February 1, 2008 to September 30, 2008. As such, the reported results of operations for the three and nine months ended September 30, 2007 are not necessarily comparable to the three months ended September 30, 2008 and the combined nine months ended September 30, 2008, primarily due to higher interest expense resulting from the acquisition financing and higher depreciation and amortization costs principally due to the fair value adjustments to long-lived assets in connection with the New Sponsors Acquisition. The historical results are not necessarily indicative of results to be expected for any future period.

The following table sets forth our comparative statements of operations for the three months ended September 30, 2007 and 2008, with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented.

	Predecessor Entity	Successor Entity
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Revenue	$546,090	$598,512	$52,422	10%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	79,348	92,954	13,606	17
Selling, general and administrative	54,580	51,271	(3,309)	(6)
Depreciation and amortization	197,609	217,285	19,676	10
Restructuring and transaction costs	(55)	—	55	NM
Loss on undesignated interest rate swaps	9,488	36,608	27,120	NM

Total operating expenses	340,970	398,118	57,148	17

Income from operations	205,120	200,394	(4,726)	(2)
Interest expense, net	239,589	368,339	128,750	54
Other income (expense), net	1,777	(11,330)	(13,107)	NM

Loss before income taxes	(32,692)	(179,275)	(146,583)	NM
Provision for income taxes	9,877	16	(9,861)	(100)

Net loss	$(42,569)	$(179,291)	$(136,722)	NM %

For comparative purposes, we combined the periods from January 1, 2008 to January 31, 2008 and February 1, 2008 to September 30, 2008 in our discussion below, as we believe this combination is useful to provide the reader a period-over-period comparison for purposes of understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe this combination of results for the predecessor entity and successor entity periods facilitates an investor’s understanding of our results of operations for the combined nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This combination is not a U.S. GAAP measure and should not be used in isolation or substituted for the separate predecessor entity and successor entity results.

	Predecessor Entity	Successor Entity	Combined
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to September 30, 2008	Nine Months Ended September 30, 2008
	(in thousands)
Revenue	$190,261	$1,565,851	$1,756,112
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	25,683	229,685	255,368
Selling, general and administrative	18,485	132,010	150,495
Depreciation and amortization	64,157	578,523	642,680
Restructuring and transaction costs	313,102	—	313,102
Impairment of asset value	—	63,644	63,644
(Gain) loss on undesignated interest rate swaps	11,431	(31,251)	(19,820)

Total operating expenses	432,858	972,611	1,405,469

Income (loss) from operations	(242,597)	593,240	350,643
Interest expense, net	80,275	929,687	1,009,962
Other income (expense), net	535	(5,947)	(5,412)

Loss before income taxes	(322,337)	(342,394)	(664,731)
Provision for (benefit from) income taxes	(10,476)	19,684	9,208

Net loss	$(311,861)	$(362,078)	$(673,939)

The following table sets forth our comparative statements of operations for the nine months ended September 30, 2007 and the combined nine months ended September 30, 2008, with the increase (decrease) and percentage changes, except those deemed not meaningful, between the periods presented:

		Combined	Combined Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Revenue	$1,607,550	$1,756,112	$148,562	9%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	237,665	255,368	17,703	7
Selling, general and administrative	177,553	150,495	(27,058)	(15)
Depreciation and amortization	588,002	642,680	54,678	9
Restructuring and transaction costs	7,088	313,102	306,014	NM
Impairment of asset value	—	63,644	63,644	NM
(Gain) loss on undesignated interest rate swaps	2,760	(19,820)	(22,580)	NM

Total operating expenses	1,013,068	1,405,469	392,401	39

Income from operations	594,482	350,643	(243,839)	(41)
Interest expense, net	758,864	1,009,962	251,098	33
Other expense, net	(1,551)	(5,412)	(3,861)	NM

Loss before income taxes	(165,933)	(664,731)	(498,798)	NM
Provision for income taxes	23,382	9,208	(14,174)	(61)

Net loss	$(189,315)	$(673,939)	$(484,624)	NM %

Income from Operations

Our income from operations decreased by $4.7 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This was primarily due to the following:

•	a $13.6 million increase in direct costs of revenue due to increases in revenue resulting from strong performance in sales;

•	a $27.1 million decrease in the value of undesignated interest rate swaps as a result of changes in interest rates; and

•

a $19.7 million increase in depreciation and amortization primarily due to the write-up of our depreciable satellites and amortizable assets to fair value upon the closing of the New Sponsors Acquisition; partially offset by

•	a $52.4 million increase in revenue due to sales to new customers, new business expansion to existing customers, a strong renewal rate and improved contract terms.

Our income from operations decreased by $243.8 million for the combined nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. This was primarily due to the following:

•

a $306.0 million increase in restructuring and transaction costs in connection with the New Sponsors Acquisition Transactions, which in 2008 consisted of $197.2 million related to the sale or cancellation of restricted shares and SCAs, a transaction fee of $60.0 million paid to entities affiliated or associated with the New Sponsors under a new monitoring fee agreement and $55.3 million in seller professional fees;

•	a $63.6 million non-cash impairment charge related to our Galaxy 26 satellite, which experienced a sudden and unexpected electrical distribution anomaly; and

•

a $54.7 million increase in depreciation and amortization primarily due to the write-up of our depreciable satellites and amortizable assets to fair value upon the closing of the New Sponsors Acquisition; partially offset by

•	a $148.6 million increase in revenue due to sales to new customers, new business expansion to existing customers, a strong renewal rate and improved contract terms; and

•	a $22.6 million increase in the value of undesignated interest rate swaps as a result of changes in interest rates.

Revenue

The following table sets forth our comparative revenue by service type for the three months ended September 30, 2007 and 2008 with the increase (decrease) and percentage changes between periods presented:

	Predecessor Entity	Successor Entity
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Transponder services	$413,450	$453,593	$40,143	10%
Managed services	67,007	74,047	7,040	11
Channel	39,936	36,233	(3,703)	(9)
Mobile satellite services and other	25,697	34,639	8,942	35

Total	$546,090	$598,512	$52,422	10%

Revenue for the three months ended September 30, 2008 increased by $52.4 million, or 10%, as compared to the three months ended September 30, 2007. Strong renewals, expansion of existing contracts, new business and improved contract terms contributed to the overall favorable trends. The regions generating the highest gains were Europe, North America and Africa and Middle East. By service type, our revenue increased or decreased due to the following:

•

Transponder services—an aggregate increase of $40.1 million, due primarily to a $29.3 million increase in revenues from network services customers resulting from new capacity services and strong renewals in the Africa and Middle East and Europe regions, and a $9.5 million increase in revenues from our government business customers due to new capacity services and renewals in North America.

•

Managed services—an aggregate increase of $7.0 million, due primarily to a $5.1 million increase in revenue resulting from new business and service expansion in trunking and private line services and GXS Broadband solutions for customers in North America and Europe and a $1.4 million increase in revenues from managed video solutions for media customers primarily in the Latin America and Caribbean and Asia Pacific regions.

•

Channel—a decrease of $3.7 million related to continued declines from the migration of point-to-point satellite traffic to fiber optic cables across transoceanic routes and the optimization of customer networks, a trend which we expect will continue.

•

Mobile satellite services and other—an aggregate increase of $8.9 million primarily due to a $6.1 million increase in satellite-related services sold primarily to customers in North America and a $2.3 million increase in usage based mobile services for our government business customers.

The following table sets forth our comparative revenue by service type for the nine months ended September 30, 2007, the period January 1, 2008 to January 31, 2008, the period February 1, 2008 to September 30, 2008 and the combined nine months ended September 30, 2008, with the increase (decrease) and percentage changes between the nine months ended September 30, 2007 and the combined nine months ended September 30, 2008:

	Predecessor Entity		Successor Entity	Combined
	Nine Months Ended September 30, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to September 30, 2008	Nine Months Ended September 30, 2008	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Transponder services	$1,220,203	$146,344	$1,190,259	$1,336,603	$116,400	10%
Managed services	191,057	23,847	199,165	223,012	31,955	17
Channel	124,705	12,525	97,151	109,676	(15,029)	(12)
Mobile satellite services and other	71,585	7,545	79,276	86,821	15,236	21

Total	$1,607,550	$190,261	$1,565,851	$1,756,112	$148,562	9%

Revenue for the combined nine months ended September 30, 2008 increased by $148.6 million, or 9%, as compared to the nine months ended September 30, 2007. New business, strong renewals, expansion of existing contracts and improved contract terms contributed to the overall favorable trends. All regions reported revenue increases, with North America, Europe and Africa and Middle East showing the strongest gains. By service type, our revenue increased or decreased due to the following:

•

Transponder services—an aggregate increase of $116.4 million due primarily to an $86.8 million increase in revenues from network services customers resulting from new services and renewals for customers in the Africa and Middle East and Europe regions; a $22.4 million increase in revenues from our government business customers due to new services and renewals for customers in North America; and increases from new and existing services for media customers of $7.2 million, primarily in the Europe and Africa and Middle East regions.

•

Managed services—an aggregate increase of $32.0 million due primarily to an increase of $18.9 million resulting from new business and service expansion in trunking and private line solutions and GXS Broadband solutions for customers in North America and Africa and Middle East, an increase in revenues from occasional use and managed video solutions of $8.0 million for media customers primarily in North America and Europe, and an increase of $5.0 million in revenues from managed services for our government business customers, primarily in North America.

•

Channel—a decrease of $15.0 million is related to continued declines from the migration of point-to-point satellite traffic to fiber optic cables across transoceanic routes and the optimization of customer networks, a trend which we expect will continue.

•

Mobile satellite services and other—an aggregate increase of $15.2 million related to a $5.5 million increase in usage based mobile services, a $2.6 million increase in professional services for our government business customers and a $7.2 million increase in satellite-related services sold primarily to customers in Europe and North America.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue increased by $13.6 million, or 17%, to $93.0 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The increase was primarily due to:

•	an increase of $9.6 million in cost of sales and fiber expenses related to increased revenues; and

•	increased office and occupancy expense, including building modification and maintenance programs and higher contract staff expenses.

Direct costs of revenue increased by $17.7 million, or 7%, to $255.4 million for the combined nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The increase was primarily due to an increase of $17.6 million in cost of sales and fiber expenses related to increased revenues.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $3.3 million, or 6%, to $51.3 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The decrease was primarily due to:

•	a decrease of $2.6 million in licenses and fees due to non-recurring charges in 2007; and

•	a decrease in bad debt expense of $2.2 million primarily due to the collection of certain customer accounts that had been partially reserved; partially offset by

•	a $1.5 million increase in professional fees due to heightened expenses incurred primarily to support refinancing activities pursuant to the New Sponsors Acquisition.

Selling, general and administrative expenses decreased by $27.1 million, or 15%, to $150.5 million for the combined nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The decrease was primarily due to:

•

an $11.4 million decrease in professional fees in the combined nine months ended September 30, 2008 due to heightened expenses incurred during the nine months ended September 30, 2007 to support our integration activities and other merger and acquisition activities; and

•	an $11.5 million decrease in bad debt expense due to improved collections.

Depreciation and Amortization

Depreciation and amortization expense increased by $19.7 million, or 10%, to $217.3 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This increase was primarily due to:

•

an increase of $25.4 million in depreciation and amortization expense primarily attributable to the write-up of our depreciable satellites and amortizable assets to fair value upon the closing of the New Sponsors Acquisition; and

•	an increase of $6.1 million in depreciation expense resulting from the placement of satellites into service during 2007 and 2008, primarily our IS-11 and Galaxy 18 satellites; partially offset by

•	a decrease of $10.8 million in depreciation expense due to certain satellites becoming fully depreciated in 2008.

Depreciation and amortization expense increased by $54.7 million, or 9%, to $642.7 million for the combined nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. This increase was primarily due to:

•

an increase of $57.9 million in depreciation and amortization expense primarily attributable to the write-up of our depreciable satellites and amortizable assets to fair value upon the closing of the New Sponsors Acquisition; and

•

an increase of $18.0 million in depreciation expense resulting from the placement of satellites into service during 2007 and 2008, primarily our Galaxy 17, IS-11 and Galaxy 18 satellites; partially offset by

•	a decrease of $20.6 million in depreciation expense due to certain satellites becoming fully depreciated in 2008.

Interest Expense, Net

Interest expense, net consists of the gross interest expense we incur less the amount of interest we capitalize related to capital assets under construction and less interest income earned during the period. Interest expense, net increased by $128.8 million, or 54%, to $368.3 million for the three months ended September 30, 2008 as compared to $239.6 million for the three months ended September 30, 2007. The increase in interest expense was principally due to the following:

•	an increase of $124.9 million due to the incurrence or assumption of approximately $3.7 billion of net additional indebtedness in connection with the New Sponsors Acquisition;

•

an increase of $18.1 million related to the amortization of discounts resulting from the adjustments to fair value of our debt in purchase accounting in connection with the New Sponsors Acquisition and the impact of our change of control offers and refinancings; partially offset by

•	lower interest expense of $12.7 million due to lower interest rates on our variable rate debt in 2008 as compared to 2007.

The non-cash portion of total interest expense, net was $112.6 million for the three months ended September 30, 2008, reflecting the amortization of the deferred financing fees incurred as a result of new or refinanced debt and the amortization and accretion of discounts and premiums recorded to adjust our debt to fair value in connection with the New Sponsors Acquisition. Also included within non-cash interest expense was $62.4 million of paid-in-kind interest expense on the 11 1/2%/12 1/2% Senior PIK Election Notes due 2017 (the “2017 Bermuda PIK Notes”) and $10.8 million of additional interest accrued to account for the escalation of the applicable interest rate margins under the effective interest method.

Interest expense, net increased by $251.1 million, or 33%, to $1.0 billion for the combined nine months ended September 30, 2008, as compared to $758.9 million for the nine months ended September 30, 2007. The increase in interest expense was principally due to the following:

•	an increase of $307.3 million due to the incurrence or assumption of approximately $3.7 billion of net additional indebtedness in connection with the New Sponsors Acquisition; and

•

an increase of $24.5 million related to the amortization of discounts resulting from the adjustments to fair value of our debt in purchase accounting in connection with the New Sponsors Acquisition and the impact of our change of control offers and refinancings; partially offset by

•	lower interest expense of $37.0 million due to lower interest rates on our variable rate debt in 2008 as compared to 2007; and

•	a decrease of $38.1 million due to write-offs of debt issuance costs and premiums paid during the nine months ended September 30, 2007 in connection with a 2007 refinancing.

The non-cash portion of total interest expense, net was $308.3 million for the combined nine months ended September 30, 2008, reflecting the amortization of the deferred financing fees incurred as a result of new or refinanced debt and the amortization and accretion of discounts and premiums recorded to adjust our debt to fair value in connection with the New Sponsors Acquisition. Also included within non-cash interest expense was $140.7 million of paid-in-kind interest expense and $69.5 million of additional interest accrued to account for the escalation of the applicable interest rate margins under the effective interest method.

Other Income (Expense), Net

Other expense, net was $11.3 million for the three months ended September 30, 2008 as compared to other income, net of $1.8 million for the three months ended September 30, 2007. The difference of $13.1 million was primarily related to an increase of $17.6 million in equity method and impairment losses from our investment in the satellite-based broadband services provider, WildBlue Communications, Inc. (“WildBlue”), partially offset by an increase of $4.6 million in miscellaneous income, including income resulting from a reduction in the amounts we are required to pay under a customer contract as a result of a recent amendment.

Other expense, net was $5.4 million for the combined nine months ended September 30, 2008 as compared to $1.6 million for the nine months ended September 30, 2007. This $3.8 million increase was primarily related to an increase of $10.2 million in equity method and impairment losses from our investment in WildBlue, partially offset by $3.5 million in miscellaneous income, including income resulting from a reduction in the amounts we are required to pay under a customer contract as a result of a recent amendment and $1.2 million in realized gains on our available-for-sale investments.

Provision for (Benefit from) Income Taxes

Our provision for income taxes was $16 thousand and $9.9 million for the three months ended September 30, 2008 and the three months ended September 30, 2007, respectively. The difference was principally due to decreases in pre-tax income in certain taxable jurisdictions during the three months ended September 30, 2008.

Our provision for income taxes was $9.2 million and $23.4 million for the combined nine months ended September 30, 2008 and the nine months ended September 30, 2007, respectively. The difference was principally due to decreased pre-tax income in certain taxable jurisdictions during the combined nine months ended September 30, 2008.

EBITDA

EBITDA consists of earnings before net interest, taxes and depreciation and amortization. EBITDA is a measure commonly used in the fixed satellite services sector, and we present EBITDA to enhance the understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, EBITDA is not a measure of financial performance under U.S. GAAP, and our EBITDA may not be comparable to similarly titled measures of other companies. EBITDA should not be considered as an alternative to operating income (loss) or net income (loss), determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity.

A reconciliation of net loss to EBITDA for the three months ended September 30, 2007 and 2008, and the nine months ended September 30, 2007 and the combined nine months ended September 30, 2008 is as follows:

	Predecessor Entity	Successor Entity	Predecessor Entity	Combined
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008
	(in thousands)		(in thousands)
Net loss	$(42,569)	$(179,291)	$(189,315)	$(673,939)
Add:
Interest expense, net	239,589	368,339	758,864	1,009,962
Provision for (benefit from) income taxes	9,877	16	23,382	9,208
Depreciation and amortization	197,609	217,285	588,002	642,680

EBITDA	$404,506	$406,349	$1,180,933	$987,911

Liquidity and Capital Resources

Cash Flow Items

	Predecessor Entity		Successor Entity	Combined
	Nine Months Ended September 30, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to September 30, 2008	Nine Months Ended September 30, 2008
	(in thousands)
Net cash provided by operating activities	$430,149	$19,619	$667,878	$687,497
Net cash used in investing activities	(366,317)	(24,701)	(298,488)	(323,189)
Net cash used in financing activities	(152,700)	(22,304)	(1,229,795)	(1,252,099)
Net change in cash and cash equivalents	(88,060)	(27,249)	(858,518)	(885,767)

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $687.5 million for the combined nine months ended September 30, 2008 reflected an increase of $257.3 million as compared to the nine months ended September 30, 2007. The improved cash flows from operating activities resulted from higher accrued liabilities including accrued interest, which was due to net additional debt incurred or assumed in the New Sponsors Acquisition Transactions, and costs accrued during the predecessor period associated with the New Sponsors Acquisition which were settled in connection with the New Sponsors Acquisition Transactions. In addition, there was an increase in deferred revenue due to increased customer payments received in advance of services rendered, largely for satellite-related services. The improvements were partially offset by lower net income net of non-cash items due to the costs incurred in connection with the New Sponsors Acquisition Transactions.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by $43.1 million to $323.2 million for the combined nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. This decrease was primarily due to lower capital expenditures of $64.4 million associated with fewer satellites under construction during 2008 as compared to 2007, partially offset by $27.3 million in funding of our investments in WildBlue and our Horizons Satellite Holdings, LLC joint venture.

Net Cash Used in Financing Activities

Net cash used in financing activities was $1.3 billion for the combined nine months ended September 30, 2008 compared to net cash used in financing activities of $152.7 million for the nine months ended September 30, 2007. The increase included repayment of $6.4 billion of long-term debt, debt issuance costs of $121.7 million and $88.1 million in premiums paid in connection with the early retirement of certain long-term debt, partially offset by $5.0 billion in proceeds received from refinancing of debt in connection with the New Sponsors Acquisition Transactions and related change of control offers. Also contributing to the increase was $241.2 million in borrowings under our senior secured revolving credit facilities.

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

Borrowings under the Senior Bridge Loan Credit Agreement bore interest at the London Interbank Offered Rate (“LIBOR”), plus a margin of 4.5%, which was to increase by an additional 50 basis points on August 4, 2008, and an additional 50 basis points for each additional consecutive three-month period thereafter up to a maximum interest rate of 11.25% per annum.

Borrowings under the PIK Election Bridge Loan Credit Agreement bore interest at LIBOR, plus a margin of 4.75%, which was to increase by an additional 50 basis points on August 4, 2008, and would increase an additional 50 basis points for each additional consecutive three-month period thereafter up to a maximum interest rate of 11.5% per annum. In addition, for any interest period through February 4, 2013, we could, at our option, elect to pay interest on the loan under the PIK Election Bridge Loan Credit Agreement (a) entirely in cash, (b) entirely in payment-in-kind interest (“PIK Interest”), or (c) 50% in cash and 50% as PIK Interest. If we so elected, the applicable PIK Interest rate would be the cash pay interest rate in effect during the interest period plus 100 basis points. In no event would such PIK Interest rate exceed 12.5% per annum. Any PIK Interest would be applied to increase the outstanding principal amount of the loans then outstanding under the PIK Election Bridge Loan Credit Agreement.

We elected to settle the interest payment due May 4, 2008 by increasing the principal amount of the PIK Election Bridge Loan Credit Agreement and, on that date, increased the outstanding principal amount by $48.8 million. We elected to pay interest under the PIK Election Bridge Loan Credit Agreement entirely in PIK Interest for the interest period which ended on June 26, 2008.

On June 27, 2008, Intelsat Bermuda repaid in full the Bridge Loan Credit Agreements and issued new senior notes as described in “—Debt Refinancings” below.

In connection with the New Sponsors Acquisition, our pre-acquisition long-term debt was revalued to fair value as of the effective date of the transaction, resulting in a net decrease of $182.5 million to the carrying value of the debt. This net difference between the fair value and par value of the debt is being amortized as an increase to interest expense over the remaining term of the related debt using the effective interest method.

Credit Facility Amendments

On January 25, 2008, Intelsat Sub Holdco entered into Amendment No. 3 to its Credit Agreement (the “Sub Holdco Credit Agreement”), which became effective upon the consummation of the New Sponsors Acquisition and amended and modified the Sub Holdco Credit Agreement to, among other things:

(a)	change the applicable margin (i) on Above Bank Rate (“ABR”) loans under the Tranche B Term Loan, revolving credit loan and swing line loan facilities to a rate of 1.5% per annum and (ii) on LIBOR loans under the Tranche B Term Loan, revolving credit loan and swing line loan facilities to a rate of 2.5% per annum;

(b)	reduce the size of the revolving facility by $50.0 million and add a $50.0 million incremental revolving credit facility provision;

(c)	add language requiring the payment of a prepayment premium for prepayments of term loans prior to February 4, 2010;

(d)	make certain changes permitting the New Sponsors Acquisition; and

(e)	add a financial maintenance covenant requiring compliance with a Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Sub Holdco Credit Agreement) of less than or equal to 1.5 to 1.0.

On January 25, 2008, Intelsat Corp entered into Amendment No. 2 to its Amended and Restated Credit Agreement (the “Intelsat Corp Amended and Restated Credit Agreement”), which became effective upon the consummation of the New Sponsors Acquisition and amended and modified the Intelsat Corp Amended and Restated Credit Agreement to, among other things:

(a)	change the applicable margin (i) on ABR loans that are term loans to a rate of 1.5% per annum, (ii) on LIBOR loans that are term loans to a rate of 2.5% per annum, (iii) on ABR loans that are revolving credit loans or swing line loans to a rate of between 1.5% and 1.875%, and (iv) on LIBOR loans that are revolving credit loans or swing line loans to a rate of between 2.5% and 2.875%;

(b)	reduce the size of the revolving facility by $75.0 million and add a $75.0 million incremental revolving credit facility provision;

(c)	require the payment of a prepayment premium for prepayments of term loans prior to February 4, 2011 (with respect to Tranche B-2-A Term Loans) or February 14, 2010 (with respect to Tranche B-2-B Term Loans);

(d)	make certain changes permitting the New Sponsors Acquisition; and

(e)	add a financial maintenance covenant requiring compliance with a Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Intelsat Corp Amended and Restated Credit Agreement) of less than or equal to 4.5 to 1.0.

On February 4, 2008, in connection with the New Sponsors Acquisition, Intelsat Corp also executed a Joinder Agreement by and among Intelsat Corp, the several lenders party thereto and certain other parties, to the Intelsat Corp Amended and Restated Credit Agreement pursuant to which it incurred an additional $150.0 million in aggregate principal amount of Tranche B-2 Term Loan.

Debt Transfer, Repayment and Redemptions

On January 15, 2008, we repaid at maturity Intelsat Corp’s $150.0 million 6 3/8% Senior Notes due 2008 using funds borrowed under the revolving credit facility portion of Intelsat Corp’s senior secured credit facilities. On February 4, 2008, Intelsat Corp used the proceeds of its incremental Tranche B-2 Term Loan to repay this $150.0 million revolver borrowing.

Intelsat Bermuda transferred its debt obligations to Intelsat Jackson on February 4, 2008 (see “—Overview—Impact of New Sponsors Acquisition”) and we subsequently redeemed $1.26 billion in long-term debt and incurred early redemption premiums of $38.5 million as follows:

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

Change of Control Offers

The New Sponsors Acquisition resulted in a change of control under the indentures governing certain of our outstanding series of notes and the Intelsat Jackson Senior Unsecured Credit Agreement, giving the holders of those notes and loans the right to require us to repurchase such notes and repay such loans at 101% of their principal amount, plus accrued interest to the date of repurchase or repayment. During the successor period ended September 30, 2008, the relevant entities completed each such change of control offer, financing the repurchases and repayment through backstop unsecured credit agreement borrowings under the Financing Commitment Letter or with proceeds from offerings of notes and a new unsecured term loan borrowing.

The following principal amounts were tendered and repurchased or repaid in the change of control offers:

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

Debt Refinancings

On June 27, 2008, Intelsat Bermuda issued $2.81 billion of 11 1/4% Senior Notes due 2017 (the “2017 Bermuda Senior Notes”) and $2.23 billion of 2017 Bermuda PIK Notes. Proceeds from the issuance of the 2017 Bermuda Senior Notes and the 2017 Bermuda PIK Notes were used to repay in full the $4.96 billion of borrowings under the Bridge Loan Credit Agreements. The 2017 Bermuda Senior Notes bore interest at 7.28% on and prior to August 4, 2008, and bear interest at 11 1/4% after August 4, 2008.

Intelsat Bermuda may, at its option, elect to pay interest on the 2017 Bermuda PIK Notes (i) entirely in cash, (ii) entirely in PIK Interest or (iii) 50% in cash and 50% in PIK Interest, through June 15, 2013. After June 15, 2013, interest on the 2017 Bermuda PIK Notes is payable in cash. Cash interest on the 2017 Bermuda PIK Notes accrued at the rate of 7.53% on and prior to August 4, 2008, and accrues at 11 1/2% after

August 4, 2008. If we so elect, the applicable PIK Interest rate will be the cash pay interest rate in effect during the period plus 100 basis points. If we elect to pay any PIK Interest, we will either increase the principal amount of the outstanding 2017 Bermuda PIK Notes or issue new 2017 Bermuda PIK Notes to holders of the 2017 Bermuda PIK Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period.

We have elected to pay interest on the 2017 Bermuda PIK Notes entirely in PIK Interest through February 14, 2009. Interest on both the 2017 Bermuda Senior Notes and the 2017 Bermuda PIK Notes is payable semi-annually on August 15 and February 15, commencing on August 15, 2008.

On June 27, 2008, Intelsat Sub Holdco repaid $883.3 million of borrowings under a backstop senior unsecured credit agreement due 2013 and $681.0 million of borrowings under a backstop senior unsecured credit agreement due 2015 with the proceeds of an offering of $883.3 million of Senior Notes due 2013, bearing interest at 8 1/2% (guaranteed by certain subsidiaries), and $681.0 million of Senior Notes due 2015, bearing interest at 8 7/8% (guaranteed by certain subsidiaries) (collectively, the “New Sub Holdco Senior Notes”). The initial purchasers of the New Sub Holdco Senior Notes and the lenders under the backstop senior unsecured credit agreements were affiliated parties and the repayment was completed without an exchange of cash between us and the lenders.

On June 27, 2008, Intermediate Holdco repaid borrowings under a backstop senior unsecured credit agreement due 2015 with the proceeds of an offering of 9 1/2% Senior Discount Notes due 2015 (the “2015 Senior Discount Notes”). The initial purchasers of the 2015 Senior Discount Notes and the lenders under the backstop senior unsecured credit agreements were affiliated parties and the repayment was completed without an exchange of cash between us and the lenders.

On July 1, 2008, Intelsat Jackson issued $284.6 million of Senior Notes due 2016, bearing interest at 11 1/2%, and $701.9 million of Senior Notes due 2016 (guaranteed by certain subsidiaries), bearing interest at 9 1/2%, (collectively, the “New Jackson Senior Notes”). The proceeds of the New Jackson Senior Notes were used, together with cash on hand, to fund the repurchase of Intelsat Jackson’s 9 1/4% Senior Notes due 2016 and Intelsat Jackson’s 11 1/4% Senior Notes due 2016 tendered in change of control offers. The New Jackson Senior Notes have substantially similar terms to the notes repurchased.

Intelsat Jackson also repaid loans tendered in a change of control offer relating to the Intelsat Jackson Senior Unsecured Credit Agreement with borrowings of $810.9 million under a new senior unsecured credit agreement that was entered into on July 1, 2008 (the “New Intelsat Jackson Senior Unsecured Credit Agreement”), together with cash on hand. Borrowings under the New Intelsat Jackson Unsecured Credit Agreement bear interest at either (i) LIBOR plus 300 basis points or (ii) the ABR, which is the rate for any day equal to the higher of (a) the Federal Funds Rate plus 50 basis points or (b) the prime rate, plus 200 basis points.

On July 18, 2008, Intelsat Corp repaid $658.1 million of borrowings under a backstop senior unsecured credit agreement due 2014 and $580.7 million of borrowings under a backstop senior unsecured credit agreement due 2016 with the proceeds of an offering of $658.1 million of Senior Notes due 2014, bearing interest at 9 1/4%, and $580.7 million of Senior Notes due 2016, bearing interest at 9 1/4% (collectively, the “New Intelsat Corp Senior Notes”). The initial purchasers of the New Intelsat Corp Senior Notes and the lenders under the backstop senior unsecured credit agreements were affiliated parties and the repayment was completed without an exchange of cash between us and the lenders.

Note Payable to Parent Company

On July 1, 2008, Intelsat Jackson entered into a loan agreement with Intelsat Holdings and received proceeds in the amount of $34.0 million. The proceeds were used to fund a portion of change of control offer and refinancing activities during the third quarter of 2008. Borrowings under the note payable bear an interest rate equal to the three-month LIBOR plus 725 basis points.

Senior Secured Revolving Credit Facilities

In September 2008, we borrowed $175.1 million under the revolver portion of Intelsat Sub Holdco’s senior secured credit facilities and $66.1 million under the revolver portion of Intelsat Corp’s senior secured credit facilities. We invested the funds in cash equivalents and short-term deposits. We believe that the revolver borrowings were prudent in light of recent disruptions to the credit markets, and reflect our continuing conservative stance with respect to cash management. As of September 30, 2008, we had aggregate outstanding letters of credit of $10.0 million under the revolver portion of Intelsat Sub Holdco’s senior secured credit facilities and $2.1 million under the revolver portion of Intelsat Corp’s senior secured credit facilities. Under the terms of the credit agreements governing Intelsat Sub Holdco’s and Intelsat Corp’s senior secured credit facilities, Intelsat Sub Holdco and Intelsat Corp had $64.9 million (net of standby letters of credit) and $106.8 million (net of standby letters of credit), respectively, of availability remaining under their senior secured credit facilities at that date. One of the lenders under our revolving credit facilities, representing approximately 12% of the aggregate lender commitments under each of Intelsat Sub Holdco’s and Intelsat Corp’s revolving credit facilities, did not provide any funds in response to our September 2008 borrowing requests under each of the revolving credit facilities.

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

Under the Sub Holdco Credit Agreement, Intelsat Sub Holdco must maintain a pro forma secured net debt leverage ratio not greater than 1.50 to 1.00 at the end of each fiscal quarter, and generally may not incur additional indebtedness (subject to certain exceptions) if the total leverage ratio calculated on a pro forma basis at the time of incurrence would exceed 4.75 to 1.00. In addition, under the investments and dividends covenants contained in the Sub Holdco Credit Agreement, the ability of Intelsat Sub Holdco to make investments and pay dividends is restricted by formulas based on the amount of Sub Holdco Adjusted EBITDA measured from April 1, 2006.

In addition to EBITDA and Sub Holdco Adjusted EBITDA, we also calculate a measure called New Bermuda Adjusted EBITDA, based on the term Adjusted EBITDA, as defined in the indenture governing the 2017 Bermuda Senior Notes and the 2017 Bermuda PIK Notes (collectively, the “2008 Bermuda Notes”).

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

Under Intelsat Bermuda’s indenture, Intelsat Bermuda generally may not incur additional indebtedness (subject to certain exceptions) if the debt to New Bermuda Adjusted EBITDA ratio calculated on a pro forma basis at the time of such incurrence would exceed 8.00 to 1.00 and Intelsat Bermuda cannot incur certain liens to secure indebtedness (subject to certain exceptions) if the secured indebtedness leverage ratio, after giving effect to the incurrence, exceeds 2.50 to 1.00. In addition, under this indenture, satisfaction of a 6.75 to 1.00 debt to New Bermuda Adjusted EBITDA ratio is generally (subject to certain exceptions) a condition to the making of restricted payments by Intelsat Bermuda. Furthermore, under the restricted payments covenants contained in this indenture (subject to certain exceptions), the ability of Intelsat Bermuda to make restricted payments (including the making of investments and the payment of dividends) is restricted by a formula based on the amount of New Bermuda Adjusted EBITDA measured from January 1, 2008 and calculated without making pro forma adjustments.

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

A reconciliation of net cash provided by Intelsat, Ltd. operating activities to Intelsat, Ltd. net loss, Intelsat, Ltd. net loss to Intelsat, Ltd. EBITDA, Intelsat, Ltd. EBITDA to New Bermuda Adjusted EBITDA, and New Bermuda Adjusted EBITDA to Sub Holdco Adjusted EBITDA is as follows:

		Combined (1)
	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008

	(in thousands)
Reconciliation of net cash provided by operating activities to net loss:
Net cash provided by operating activities	$430,149	687,497
Depreciation and amortization	(588,002)	(642,680)
Impairment of asset value	—	(63,644)
Provision for doubtful accounts	(6,245)	5,287
Foreign currency transaction gain	808	2,024
Loss on disposal of assets	(262)	(199)
Share-based compensation expense	(3,785)	(199,544)
Compensation cost paid by parent	(288)	—
Deferred income taxes	8,008	18,699
Amortization of bond discount and issuance costs	(84,566)	(167,657)
Interest paid-in-kind	—	(140,678)
Share in loss of unconsolidated affiliates	(6,884)	(17,262)
Gain (loss) on undesignated interest rate swaps	(9,654)	35,531
Loss on prepayment of debt and other non-cash items	(9,948)	(443)
Changes in operating assets and liabilities, net of effect of acquisition	81,354	(190,870)

Intelsat, Ltd. net loss	(189,315)	(673,939)

Add (Subtract):
Interest expense, net (2)	758,864	1,009,962
Provision for income taxes	23,382	9,208
Depreciation and amortization	588,002	642,680

Intelsat, Ltd. EBITDA	1,180,933	987,911

Add (Subtract):
Parent and intercompany expenses, net (3)	12,138	10,508
Compensation and benefits (4)	4,489	4,781
Restructuring and transaction costs (5)	7,088	313,102
Acquisition related expenses (6)	18,163	7,929
Share in loss of unconsolidated affiliates (7)	7,284	17,247
Satellite impairment charge (8)	—	63,644
(Gain) loss on undesignated interest rate swaps (9)	2,760	(19,820)
Non-recurring and other non-cash items (10)	17,210	18,686
Satellite performance incentives (11)	(11,209)	(8,476)

New Bermuda Adjusted EBITDA	1,238,856	1,395,512

Add (Subtract):
Intelsat Corp Adjusted EBITDA (12)	(523,152)	(592,885)
Parent and intercompany expenses (13)	206	777
Non-recurring intercompany expenses	—	34,991
Satellite performance incentives (11)	11,209	8,476

Sub Holdco Adjusted EBITDA	$727,119	$846,871

(1)	As a result of the consummation of the New Sponsors Acquisition, the financial results for the nine months ended September 30, 2008 have been presented separately for the “predecessor entity” for the period January 1, 2008 to January 31, 2008 and for the “successor entity” for the period February 1, 2008 to September 30, 2008. For comparative purposes, we combined the periods from January 1, 2008 to January 31, 2008 and February 1, 2008 to September 30, 2008, as we believe this combination is useful to provide the reader a more accurate comparison. This combination is not a U.S. GAAP measure and it is provided to enhance the reader’s understanding of the results of operations for the periods presented.

(2)	Includes a $10.0 million redemption premium paid in connection with the redemption of Intelsat Sub Holdco’s $1.0 billion Floating Rate Senior Notes due 2012 and the write-off of $28.1 million in deferred financing costs in the nine months ended September 30, 2007.

(3)	Represents expenses incurred at Intelsat, Ltd. for employee salaries and benefits, office operating costs and other expenses.

(4)	Reflects the portion of the expenses incurred relating to our equity compensation plans, defined benefit pension plan and other postretirement benefits that are excludable under the definitions of New Bermuda Adjusted EBITDA and Sub Holdco Adjusted EBITDA.

(5)	Reflects restructuring costs incurred in connection with the PanAmSat Acquisition Transactions and transaction costs related to the New Sponsors Acquisition Transactions.

(6)	Reflects expenses incurred in connection with the monitoring fee agreements with the former shareholders of Intelsat Holdings (other than management) to provide certain monitoring, advisory and consulting services to Intelsat Bermuda, Intelsat Sub Holdco and their respective subsidiaries.

(7)	Represents gains or losses incurred under the equity method of accounting.

(8)	Represents the non-cash impairment charge recorded in 2008 to write-down to fair value the Galaxy 26 satellite due to its anomaly in June 2008.

(9)	Represents the changes in the fair value of the undesignated interest rate swaps which are recognized in operating income.

(10)	Reflects certain non-recurring gains and losses and non-cash income related to the recognition of deferred revenue on a straight-line basis of certain prepaid capacity contracts which are excluded from New Bermuda Adjusted EBITDA and Sub Holdco Adjusted EBITDA by definition. For the nine months ended September 30, 2007, non-recurring and other non-cash items primarily consisted of $20.2 million of non-recurring integration costs, partially offset by $5.4 million of non-cash amortization related to fair value adjustments. For the combined nine months ended September 30, 2008, non-recurring and other non-cash items primarily consisted of $17.5 million of non-recurring integration costs.

(11)	Amount represents satellite performance incentive interest expense required to be excluded from interest expense for the calculation of New Bermuda Adjusted EBITDA, but permitted to be included as part of interest expense for the calculation of Sub Holdco Adjusted EBITDA.

(12)	This measure is reported publicly by our subsidiary, Intelsat Corp, which is not a subsidiary of Intelsat Sub Holdco.

(13)	Reflects expenses of Intelsat Bermuda of $0.4 million and $0.5 million of other holding companies not consolidated under Intelsat Sub Holdco.

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

In September 2008, we borrowed $241.2 million under the revolver portion of our senior secured credit facilities (see—Senior Secured Revolving Credit Facilities). As of September 30, 2008, we had outstanding letters of credit of $12.1 million. Under the terms of the credit agreements governing both Intelsat Sub Holdco’s senior secured credit facilities and Intelsat Corp’s amended and restated senior secured credit facilities, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat, Ltd., with a senior secured debt covenant included in the indenture governing Intelsat, Ltd.’s outstanding senior notes. As a result, under certain circumstances, Intelsat Sub Holdco may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Corp has certain amounts outstanding under its revolving credit facility, and Intelsat Corp may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving credit facility. The availability under Intelsat Sub Holdco’s and Intelsat Corp’s revolving credit facilities at September 30, 2008 was $64.9 million (net of standby letters of credit) and $106.8 million (net of standby letters of credit), respectively, subject to the aggregate availability restrictions.

Contracted Backlog

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog is our expected future revenue under customer contracts, and includes both cancelable and non-cancelable contracts, although 97% of our backlog as of September 30, 2008 related to contracts that either were non-cancelable or had substantial termination penalties. Our backlog was approximately $8.2 billion and $8.7 billion as of December 31, 2007 and September 30, 2008, respectively. This backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

Satellite Construction and Launch Obligations

As of September 30, 2008, we had $453.5 million of expenditures remaining under existing satellite construction contracts and satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of September 30, 2008, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

During October 2008, we entered into a new satellite construction and launch obligation for an aggregate increase in our commitments of $101.0 million.

Satellite Health

On June 29, 2008, our Galaxy 26 satellite experienced a sudden and unexpected electrical distribution anomaly causing the loss of a substantial portion of the satellite power generating capability and resulting in the interruption of some of the customer services on the satellite. In accordance with our existing satellite anomaly contingency plans, we restored the service for most Galaxy 26 customers on satellites within the Intelsat fleet, including for some of them on Galaxy 26, of which certain transponders continue to operate normally. We recorded a non-cash impairment charge of $63.6 million during June 2008 to write down the uninsured Galaxy 26 satellite to its estimated fair value following the anomaly. The estimated fair value was determined based on a discounted cash flow analysis. The anomaly also resulted in a reduction to the estimated remaining useful life of the satellite.

We established a failure review board with Space Systems/Loral, Inc., the manufacturer of the Galaxy 26 satellite, to identify the cause of the problem. The failure review board concluded that the failure on the Galaxy 26 satellite was the result of a design flaw similar to the flaw which caused the anomaly on the Galaxy 27 satellite in November 2004. This design flaw exists on three of our satellites—Galaxy 26, Galaxy 27 and IS-8. We currently believe that the Galaxy 26 satellite anomaly will not result in the acceleration of capital expenditures for a replacement of the Galaxy 26 satellite.

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

Payments for satellites and other property and equipment during the combined nine months ended September 30, 2008 were $304.0 million. Payments for satellites and other property and equipment exclude funds paid for deposits on future satellites and launches that are included as a part of other assets and capitalized as construction progresses.

On May 21, 2008, we successfully launched our Galaxy 18 satellite into orbit. This satellite operates from 123º west longitude and serves programmers, government and corporate broadband customers in the continental United States, Alaska, Hawaii and Puerto Rico. The satellite entered into service during June 2008.

On September 24, 2008, we successfully launched our Galaxy 19 satellite into orbit. This satellite will operate from 97º west longitude in the North America orbital location currently filled by our Galaxy 25 satellite. Galaxy 19 will serve programmers, government and corporate broadband customers in the continental United States, Alaska, Hawaii, the Caribbean, Canada and Mexico. This satellite is expected to enter into service during the fourth quarter of 2008.

We expect our 2008 total capital expenditures to range from approximately $480 million to $500 million. We intend to fund our capital expenditure requirements through cash on hand, cash provided from operating activities and, if necessary, borrowings under the revolving facilities of our senior secured credit facilities.

Disclosures about Market Risk

See Item 3—Quantitative and Qualitative Disclosures About Market Risk.

Off-Balance Sheet Arrangements

On August 1, 2005, Intelsat Corp formed its second joint investment with JSAT International (“JSAT”), a leading satellite operator in the Asia-Pacific region, to build and launch a Ku-band satellite to operate at 74.05º west longitude. The joint investment is named Horizons-2. The Horizons-2 satellite entered service in February 2008. The satellite will support digital video, high definition television and internet protocol-based content distribution networks to broadband Internet and satellite news gathering services in the United States. The total future joint investment is expected to be approximately $166.6 million, and both we and JSAT were required to begin funding our 50% share in March 2008. In connection with our investment in Horizons-2, in August 2005, Intelsat Corp entered into a capital contribution and subscription agreement, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $3.6 million and $6.1 million in March 2008 and September 2008, respectively. Our contribution obligation arises from our estimated future obligation to fund amounts due under Horizons-2’s loan agreement with a third-party lender. We have entered into a security and pledge agreement with the lender and pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded a liability of $70.8 million within our condensed consolidated balance sheet as of September 30, 2008 for the remaining obligation as an indirect guarantee in accordance with Financial

Accounting Standards Board (“FASB”) Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Our portion of the investment is being accounted for using the equity method.

We do not have any other significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or liquidity.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. Examples of nonfinancial assets and liabilities to which the deferral would apply to us include (i) those acquired in a business combination and (ii) goodwill, indefinite-lived intangible assets and long-lived assets measured at fair value for impairment testing. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires companies to recognize in their balance sheets the funded status of pension and other postretirement benefit plans. Previously unrecognized items under SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, will now be recognized as a component of accumulated other comprehensive income (loss), net of applicable income tax effects. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be our fiscal year end. As more fully described in Note 4—Retirement Plans and Other Retiree Benefits to our consolidated financial statements, we adopted the recognition provisions of SFAS No. 158 effective December 31, 2007, and adopted the measurement date provisions during the first quarter of 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 became effective for us beginning on January 1, 2008. The adoption of SFAS No. 159 in the first quarter of 2008 did not impact our condensed consolidated financial statements since we have not elected to apply the fair value option to any of our eligible financial instruments.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008. SFAS No. 141R is to be applied prospectively, with early adoption prohibited. We will adopt SFAS No. 141R upon its effective date as appropriate for any future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. SFAS No. 160 is to be applied prospectively except for its presentation and disclosure requirements for existing minority interests, which require retroactive application. We are currently evaluating the requirements of SFAS No. 160 and the impact, if any, on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”); and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for us in the first quarter of 2009. We are currently evaluating the requirements of SFAS No. 161 and the impact, if any, on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. SFAS 142-3”). FSP No. SFAS 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP No. SFAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements or, in the absence of that experience, consider the assumptions that market participants would use regarding a renewal or extension, adjusted for entity-specific factors. The intent of FSP No. SFAS 142-3 is to improve consistency between the useful life of a recognized asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R. Additionally, FSP No. SFAS 142-3 requires expanded disclosures regarding an entity’s intangible assets. The guidance in FSP No. SFAS 142-3 for determining the useful life of a recognized intangible asset is to be applied prospectively to intangibles acquired after the effective date. The disclosure requirements, however, must be applied prospectively to all intangibles recognized as of, and subsequent to, the effective date. FSP No. SFAS 142-3 is effective for us in the first quarter of 2009. We are currently evaluating the requirements of FSP No. SFAS 142-3 and the impact, if any, on our consolidated financial statements.

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

Approximately 76%, or $11.8 billion, of our debt as of September 30, 2008 was fixed-rate debt, excluding interest rate swaps. While changes in interest rates impact the fair value of this debt, there is no impact to earnings or cash flows because we intend to hold these obligations to maturity unless market and other conditions are favorable.

As of September 30, 2008, we held interest rate swaps with an aggregate notional amount of $3.0 billion with maturities ranging from 2010 to 2013. These swaps were entered into to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest. On September 30, 2008, the rate we would pay averaged 3.8% and the rate we would receive averaged 2.8%.

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

These interest rate swaps and options have not been designated for hedge accounting treatment in accordance with SFAS No. 133, as amended and interpreted, and the changes in fair value of these instruments will be recognized in earnings during the period of change. Assuming a one percentage point decrease in the prevailing forward yield curve, the fair value of the interest rate swap asset would decrease to a liability of approximately $85.0 million and the fair value of the options would increase to an asset of approximately $10.6 million.

We perform interest rate sensitivity analyses on our variable rate debt, including interest rate swaps, and cash and cash equivalents. These analyses indicate that a one percentage point change in interest rates would have an annual pre-tax impact of $0.1 million on our condensed consolidated statements of operations and cash flows as of September 30, 2008. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair values.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. Based upon that evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting

During the third quarter of 2007, we began the implementation of a new financial consolidation system which was fully integrated into our financial reporting process during the first three quarters of 2008. We have reviewed the system as it was implemented and the controls affected by the implementation of the new system, and have made appropriate changes to the affected internal controls.

Other than as discussed above, no other changes occurred in our internal control over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Document Description
4.1	Indenture for the 11 1/2% Senior Notes due 2016, dated as of July 1, 2008, by and among Intelsat Jackson Holdings, Ltd., as Issuer, Intelsat, Ltd. and Intelsat (Bermuda), Ltd., as Parent Guarantors, and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.4 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 3, 2008).

4.2	Indenture for the 9 1/2% Senior Notes due 2016, dated as of July 1, 2008, by and among Intelsat Jackson Holdings, Ltd., as Issuer, Intelsat, Ltd. and Intelsat (Bermuda), Ltd., as Parent Guarantors, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.5 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 3, 2008).

4.3	Registration Rights Agreement, dated as of July 1, 2008, among Intelsat, Ltd., Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd., the subsidiary guarantors named therein, and Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. Incorporated and Banc of America Securities LLC as Representatives of the Initial Purchasers named therein (incorporated by reference to Exhibit 4.7 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 3, 2008).

4.4	Indenture for the 9 1/4% Senior Notes due 2014, dated as of July 18, 2008, by and among Intelsat Corporation, as Issuer, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.1 of Intelsat Corporation’s Report on Form 8-K, File No. 0-22531, filed on July 22, 2008).

Exhibit No.	Document Description
4.5	Indenture for the 9 1/4% Senior Notes due 2016, dated as of July 18, 2008, by and among Intelsat Corporation, as Issuer, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.2 of Intelsat Corporation’s Report on Form 8-K, File No. 0-22531, filed on July 22, 2008).

4.6	Registration Rights Agreement, dated as of July 18, 2008, among Intelsat Corporation, the subsidiary guarantors named therein, and Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. Incorporated and Banc of America Securities LLC as Representatives of the Initial Purchasers named therein (incorporated by reference to Exhibit 4.3 of Intelsat Corporation’s Report on Form 8-K, File No. 0-22531, filed on July 22, 2008).

4.7	Fourth Supplemental Indenture, dated as of July 15, 2008, among Intelsat Satellite Galaxy 18, Inc., Intelsat Corporation and Wells Fargo Bank, National Association, as trustee.*

4.8	Supplemental Indenture, dated as of July 15, 2008, among Intelsat Satellite Galaxy 18, Inc., Intelsat Corporation, the other Guarantors party thereto and The Bank of New York Mellon, as trustee.*

10.1	Credit Agreement, dated as of July 1, 2008, by and among Intelsat Jackson Holdings, Ltd., as the Borrower, Intelsat (Bermuda), Ltd., as Guarantor, and the Several Lenders from time to time parties thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, Banc of America Bridge LLC, as Syndication Agent, Morgan Stanley Senior Funding, Inc., as Documentation Agent, and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc. as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 3, 2008).

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT, LTD.

Date: November 13, 2008	By	/s/ DAVID MCGLADE
David McGlade
Chief Executive Officer and Acting Chief Financial Officer