Form 10-K
period 2008-12-31
INTELSAT LTD
filed 2009-03-19
CIK 1156871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates is zero. The registrant is a privately held corporation.

As of March 10, 2009, 12,000 common shares, par value $1.00 per share, were outstanding.

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

When used in this Annual Report, the words “may,” “will,” “ might,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “intend,” “potential,” “outlook” and “continue,” and the negative of these terms, and other similar expressions are intended to identify forward-looking statements and information. Examples of these forward-looking statements include, but are not limited to, statements regarding the following: our goal to sustain our leadership position in the fixed satellite services (“FSS”) sector and enhance our free cash flow; our plan to expand the broadcast communities on selected satellites in our fleet; our belief that the direct-to-home transmission of television programming via satellite could contribute to future growth in the demand for satellite services as programmers seek to add programming to established networks and as new networks develop; our intent to continue to evaluate and pursue strategic transactions that can broaden our customer base, provide enhanced geographic presence, provide complementary technical and commercial capabilities, further utilize our infrastructure, modify our service application mix, and create operational efficiencies; our belief that our corporate network customers increasingly require managed services best addressed by a network that combines space and terrestrial infrastructure; our expectation that the FSS sector will experience moderate growth over the next few years; our expectation that near-term strategic opportunities in the FSS sector may involve smaller, regional or national satellite operators; with respect to video contribution services, our intent to expand our hybrid infrastructure to grow our business; our expectation that growth in high definition television programming will increase the demand for wholesale satellite capacity; the trends that we believe will impact our revenue and operating expenses in the future; our assessments regarding how long satellites that have experienced anomalies in the past should be able to provide service on their transponders; our assessment of the risk of additional anomalies occurring on our satellites; our expectation that certain anomalies will not result in the acceleration of capital expenditures; our plans for satellite launches in the near term; our expected capital expenditures in 2009 and during the next several years; our belief that our balanced geographic mix provides some protection from adverse regional economic conditions; the impact on our financial position or results of operations of pending legal proceedings; and the impact of the New Sponsors Acquisition Transactions and the PanAmSat Acquisition Transactions, each as defined in Item 1—Business.

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

•

potential changes in the number of companies offering commercial satellite launch services and the number of commercial satellite launch opportunities available in any given time period that could impact our ability to timely schedule future launches and the prices we have to pay for such launches;

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

In this Annual Report, unless otherwise indicated or the context otherwise requires, (1) the terms “we,” “us,” “our” and the “Company” refer to Intelsat, Ltd. and its currently existing subsidiaries on a consolidated basis, (2) the terms “Serafina”and “Intelsat Global Subsidiary” refer to Intelsat Global Subsidiary, Ltd. (formerly known as Serafina Acquisition Limited), (3) the terms “Serafina Holdings” and “Intelsat Global” refer to Intelsat Global, Ltd. (formerly known as Serafina Holdings Limited), (4) the term “Intelsat Bermuda” refers to Intelsat (Bermuda), Ltd., Intelsat, Ltd.’s direct wholly-owned subsidiary, (5) the term “Intelsat Jackson” refers to Intelsat Jackson Holdings, Ltd., a direct subsidiary of Intelsat Bermuda, (6) the term “Intermediate Holdco” refers to Intelsat Intermediate Holding Company, Ltd., Intelsat Jackson’s direct wholly-owned subsidiary, (7) the term “Intelsat Sub Holdco” refers to Intelsat Subsidiary Holding Company, Ltd., Intermediate Holdco’s direct wholly-owned subsidiary, (8) the term “Intelsat Holdings” refers to our parent, Intelsat Holdings, Ltd., (9) the term “PanAmSat Holdco” refers to PanAmSat Holding Corporation, and not to its subsidiaries, prior to the PanAmSat Acquisition Transactions (as defined below) and the term “Intelsat Holding Corporation” refers to Intelsat Holding Corporation, and not to its subsidiaries, thereafter, (10) the terms “Intelsat Corp” and “Intelsat Corporation” refer to PanAmSat Corporation prior to the PanAmSat Acquisition Transactions and Intelsat Corporation thereafter, (11) the term “PanAmSat” refers to PanAmSat Holding Corporation and its subsidiaries on a consolidated basis prior to the PanAmSat Acquisition Transactions, and (12) the term “PanAmSat Acquisition Transactions” refers to our acquisition of PanAmSat and the related transactions, and the term “New Sponsors Acquisition Transactions” refers to the acquisition of Intelsat Holdings by Serafina and the related transactions, each as discussed under Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Significant Transactions. We refer to Intelsat General Corporation, our government business subsidiary, as “Intelsat General.” In this Annual Report, unless the context otherwise requires, all references to transponder capacity or demand refer to transponder capacity or demand in the C-band and Ku-band only.

Our Company

We are a leading provider of fixed satellite services worldwide. We have provided communications capacity for milestone events since our founding in 1964, including transmitting worldwide the video signals of the first moon walk, providing the “hot line” connecting the White House and the Kremlin and transmitting live television coverage of every Olympics since 1968.

Our goal is to connect people and businesses around the world with reliable, flexible and innovative communications services. We provide service on a global fleet of 52 satellites and seven owned teleports and terrestrial facilities. We supply video, data and voice connectivity in approximately 200 countries and territories for approximately 1,800 customers, with many of which we have had relationships for over 30 years. Our business is diversified by service offering, customer group, satellite and geography, which reduces our market and operating risk. Our broad customer base includes some of the world’s leading media and communications companies, multinational corporations, Internet service providers (“ISPs”) and government/military organizations. Our customers access our capacity through our extensive service offerings, which include transponder services, hybrid managed services combining satellite capacity and terrestrial facilities and channel services.

We operate in an attractive, well-developed sector of the satellite communications industry, which is benefiting from increasing demand for fixed satellite services capacity from both private industry and governments. The fixed satellite services sector is characterized by steady and predictable contracted revenue streams, high operating margins, strong cash flows and long-term contractual commitments. As of December 31, 2008, our revenue backlog, which is based on long-term customer commitments of up to 15 years, was approximately $8.8 billion, approximately 97% of which relates to contracts that are non-cancelable or cancelable only upon payment of substantial termination fees. For the combined year ended December 31, 2008, we generated revenue of $2.4 billion.

We have the largest, most flexible and one of the most reliable satellite fleets in the world, covering over 99% of the world’s population. We operate our fleet with a fully integrated satellite operations model which features two operations centers connected by redundant fiber, resulting in a robust monitoring and control system that we believe is unrivaled in our industry. Our satellite fleet is complemented by a terrestrial network of teleports, points of presence and leased fiber links that we use to carry traffic and provide satellite access for our customers. The flexibility of our fleet allows us to respond quickly to changes in market conditions and customer demand in order to maximize our revenue and profitability. We use a disciplined capacity management program to increase the financial returns on our satellite fleet. Examples of our capacity management program include building satellite neighborhoods around key applications such as direct-to-home, or DTH, video, loading traffic on transponders more efficiently, repointing the beams of certain satellites to bring additional capacity to areas of unmet demand, and relocating satellites to orbital locations that offer improved revenue opportunities. Our capacity management program allows us to take a more strategic approach to our fleet replacement cycle, which we believe results in capital expense savings since some retiring satellites are not being replaced on a one-for-one basis. We believe our capacity management program will increase returns on our assets, enhance the value of our orbital locations, and maximize the marketable capacity of our global fleet.

We continually invest in our communications network in response to the needs of our customers and opportunities in the marketplace, and to address risk management considerations. We have spent $966.1 million on satellites and other property and equipment from January 2007 to December 2008, during which time we launched four satellites and had several others under construction. The average remaining service life of our satellites was approximately 7.9 years as of December 31, 2008, weighted on the basis of nominally available capacity for the 45 station-kept satellites of the 54 satellites we operated at that time.

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

The global fixed satellite services, or FSS, sector is expected to generate revenues of approximately $9.3 billion in 2009 according to NSR, a leading international market research and consulting firm specializing in satellite and wireless technology and applications. There are multiple growth areas that we believe will drive the continued expansion of the FSS industry.

•

Video: Video distribution services for applications such as high definition television, or HDTV, DTH television platforms, and delivery of globalized content are expected to be a source of growth. The increased transmission of HDTV signals requires greater transmission capacity than standard definition signals. Continuing deregulation is expected to create new DTH television platform operators in numerous international markets. Programmers routinely distribute news, sports and entertainment to audiences in multiple geographic markets.

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

In total, C- and Ku-band transponder service revenue in the FSS sector is expected to grow at a compound annual growth rate, or CAGR, of 4.6% from 2009 to 2014 according to NSR.

Recent Debt Transactions

On February 12, 2009, our indirect subsidiary, Intelsat Sub Holdco, purchased $114.2 million of Intelsat, Ltd.’s outstanding 7 5/8% Senior Notes due 2012 for $93.3 million and $346.5 million of Intelsat, Ltd.’s outstanding 6 1/2% Senior Notes due 2013 for $254.6 million pursuant to a cash tender offer (the “Tender Offer”). Intelsat Sub Holdco funded the Tender Offer through an offering of $400.0 million aggregate principal amount at maturity of 8 7/8% Senior Notes due 2015, Series B, completed on February 12, 2009, which yielded $348.3 million of cash proceeds at issuance (the “2009 Sub Holdco Notes Offering”), together with cash on hand. The new notes have terms substantially similar to Intelsat Sub Holdco’s outstanding 8 7/8% Senior Notes due 2015 issued in June 2008.

Significant Transactions

The New Sponsors Acquisition Transactions

On February 4, 2008, Serafina completed its acquisition of 100% of the equity ownership of Intelsat Holdings (the “New Sponsors Acquisition”) for total cash consideration of approximately $5.0 billion, pursuant to a share purchase agreement among Serafina, Intelsat Holdings, certain shareholders of Intelsat Holdings and Serafina Holdings (the “BC Share Purchase Agreement”). Serafina Holdings is an entity newly formed by funds controlled by BC Partners Holdings Limited (the “BCEC Funds”) and certain other investors. Subsequent to the execution of the BC Share Purchase Agreement, two investment funds controlled by Silver Lake Partners, L.P. (“Silver Lake Partners”) and other equity investors joined the BCEC Funds as the equity sponsors of Serafina Holdings. We refer to the BCEC Funds, the Silver Lake Partners funds and the other equity sponsors collectively as the New Sponsors. As a result of completion of the New Sponsors Acquisition and related financing transactions, we and our subsidiaries assumed aggregate net incremental debt of approximately $3.7 billion. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Significant Transactions—The New Sponsors Acquisition Transactions.

The PanAmSat Acquisition Transactions

On August 28, 2005, Intelsat Bermuda, PanAmSat Holdco and Proton Acquisition Corporation, a wholly-owned subsidiary of Intelsat Bermuda (“Merger Sub”), signed a definitive merger agreement pursuant to which Intelsat Bermuda acquired all of the outstanding equity interests in PanAmSat Holdco for $25.00 per common share in cash, or approximately $3.2 billion in the aggregate (plus approximately $0.00927 per share as the pro rata share of undeclared regular quarterly dividends). Upon completion of the PanAmSat Acquisition Transactions on July 3, 2006, PanAmSat Holdco and Intelsat Sub Holdco became separate direct or indirect wholly-owned subsidiaries of Intelsat Bermuda. As part of this transaction, approximately $3.2 billion in existing debt of PanAmSat Holdco and its subsidiaries was either refinanced or remained outstanding. Concurrently with the PanAmSat Acquisition Transactions, Intelsat General, the entity that operates our government services business, purchased the government services business of PanAmSat. The PanAmSat Acquisition Transactions are described in further detail below in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Significant Transactions—The PanAmSat Acquisition Transactions.

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

Media

The media sector represented approximately 34% of our revenue for the combined year ended December 31, 2008. Video applications currently use more FSS capacity than any other application, representing approximately 70% of total global C- and Ku-band FSS transponder revenue in 2008, with North America and Europe being the largest users of satellite capacity for video applications, according to NSR. We provide satellite transponder capacity and other satellite and terrestrial services for the transmission of entertainment, news, sports and educational programming for approximately 300 content providers worldwide. Our video services are comprised of three categories: video distribution services, DTH television services and video contribution services.

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

Highlights of our media business include the following:

•

Of our 52 satellites, 27 are part of video neighborhoods around the world, with 11 serving the United States, four serving Latin America, five serving Asia, four serving Europe, and three serving Africa and the Middle East.

•

In North America, we believe that we are the leading provider of FSS capacity for the distribution of high definition and cable programming. We also believe that we are one of the leading providers of FSS capacity for ethnic programming distribution in North America, with approximately 200 channels broadcast.

•	We are a leading provider of FSS capacity for DTH services, delivering programming to millions of viewers and supporting approximately 30 DTH platforms around the world.

•

Global C- and Ku-band transponder demand and revenue for FSS video applications is forecasted to grow overall at CAGRs of approximately 5.1% and 5.5%, respectively, from 2009 to 2014, according to NSR.

•	Our revenue from video applications is highly predictable given agreement terms of up to 15 years, and benefits from primarily non-cancelable contracts.

Network Services

The network services sector represented 49% of our revenue for the combined year ended December 31, 2008. We provide transponder services and managed services to data and Internet protocol, or IP, service providers, telecommunications carriers, wireless operators and multinational corporations and entities for the transmission of data, voice and video communications globally. We also provide point-to-point channel services to telecommunications carriers to enable voice and data services to countries and territories that lack terrestrial cable interconnections.

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

We have historically served providers of telecommunications services, and in many cases we are the exclusive means for global operators to reach certain remote countries. In the last several years, we have grown our revenues by also providing managed services such as GlobalConnex to broadband service providers and ISPs. Network service providers that target regional markets or vertical markets, such as maritime and oil and gas, use our transponder services and managed services in their respective service offerings. We have also grown our network services business by selling transponder services to mobile operators in developing regions for wireless network expansion applications. We believe that we will continue to earn a significant portion of our revenue from our network services sector in the near term, due to the continuing demand for broadband connectivity, the growing requirement for mobile services and the continued growth of Internet services and applications.

Highlights of our network services business include the following:

•

We believe we are the leading provider of satellite capacity for voice and data applications, derived from data presented by Euroconsult, a leading international research and consulting company specializing in space satellite communications and broadcasting.

•

We believe we are the leading provider of satellite capacity for satellite-based private data networks, including VSAT networks. C- and Ku-band transponder demand for VSAT services is expected to grow at a CAGR of 8.0% from 2009 to 2014, according to NSR.

•

We believe that the demand for satellite capacity for certain niche voice and data applications will continue to grow. For example, the proliferation of wireless services worldwide has created demand for our satellite services for backhaul and network extensions in developing regions, due to unreliable or non-existent terrestrial infrastructure. NSR expects transponder demand for cellular backhaul via satellite to grow by approximately one hundred forty-six 36 MHz transponders from 2009 to 2014, representing an 11.3% CAGR.

•

The growth in Internet applications and broadband Internet access demand is driving growth in our GlobalConnex managed services for network service providers in developing countries. Our managed services business, for which annual revenue has grown from approximately $8 million in 2002 to approximately $303 million for the combined year ended December 31, 2008, is marketed to deregulated and competitive service providers, including corporate users and ISPs, which require end-to-end satellite solutions. Our strength in voice and data services, established customer relationships and extensive satellite and terrestrial network should allow us to benefit as customers increasingly look for more integrated services to meet their communications needs.

Government

The government sector represented 15% of our revenue for the combined year ended December 31, 2008. Our government business provides a range of sustainable, cost-effective, secure communications solutions to U.S. and European government end users and the integrators that serve them. Our government business offers its customers satellite capacity, ground terminals and turnkey communication solutions for fixed and mobile applications. In some instances, our solutions include transponder capacity or other services provided by other mobile and fixed satellite service operators. Our government business has a dedicated team of satellite professionals skilled in every facet of satellite communications and with significant experience in serving the government sector.

Highlights of our government business include the following:

•

We are a leading FSS provider of government satellite services, as determined by a comparison by Euroconsult of the government market size to the revenues generated by our government business, Intelsat General.

•	The reliability and size of our fleet allows us to address changing demand for satellite coverage and to provide mission-critical communications capabilities.

•

The U.S. government and military is one of the largest users of commercial FSS satellites for government/military applications on a global basis. We currently serve more than 200 end users, either directly or as a sub-contractor.

Satellite-Related Services

The satellite-related services sector represented 2% of our revenue for the combined year ended December 31, 2008. We perform satellite-related consulting and technical services for various third parties. These services include satellite and launch vehicle construction program management, launch vehicle and satellite procurement, and telemetry, tracking and control (“TT&C”) services for satellites owned by other satellite operators.

Our Strengths

Our business is characterized by the following key strengths:

Leading FSS Position in Growing Regions and Customer Sectors

We are one of the largest FSS providers and, based on the number of transponders contracted, we hold the leading position in each of our customer sectors. As a result of our scale and leadership position in the regions and customer sectors served by our network, we expect to benefit from the following key growth areas in our industry:

•

Video distribution: We are a leading transmission platform for the distribution of video programming to cable systems in North America and in other regions throughout the world. Through a combination of our long-standing customer relationships, key North American orbital slots, leading “anchor tenant” cable channels and reception of our signals by approximately 8,000 qualified cable head-ends, we have been successful in creating “cable neighborhoods.” These cable neighborhoods are a powerful tool in attracting and retaining customers because ground infrastructure is specifically designed to receive information from our satellites, making switching costs significant. Our cable neighborhoods include channels in the rapidly growing non-English language and ethnic programming market. Our Galaxy 19 satellite carries approximately 179 channels offering ethnic programming, including many that are brought to the United States on our system, and we believe that the Galaxy 19 satellite carries more non-English and non-Spanish language programming than any other satellite in North America.

•

High definition television: We intend to utilize our position and strategically-located capacity to better serve the rapidly growing high definition demand in the cable and broadcast arcs. Today we operate one of North America’s largest high definition, or HD, neighborhoods on our Galaxy 13 satellite and distribute HD programming on many of our satellites serving other regions. The number of HDTV channels distributed to broadcasters and cable communities worldwide by FSS operators is forecasted to increase from 493 to 1,004 channels between 2009 and 2014, according to NSR.

•

Direct-to-home providers: We are a leading provider of FSS capacity for global DTH services. In international markets, DTH platform operators rely upon FSS capacity in order to deliver their programming services to their subscribers, and 27 of these DTH platform operators deliver their programming on Intelsat satellites. We provide content to millions of households in regions including Latin America, Eastern Europe and Africa. We will continue to focus DTH marketing efforts on these high-growth regions where we believe that our satellite capacity is well-positioned. Given the flexible nature of our capacity, including the ability to reconfigure beam coverage on a number of our satellites in response to customer demand, we believe we will be able to respond quickly to new customer requirements as they develop. According to NSR, the demand for C- and Ku-band FSS capacity used for DTH services is expected to grow at a CAGR of approximately 5.4% between 2009 and 2014.

•

Data and telecommunications services: We are the leading provider of FSS capacity for satellite voice and data services worldwide. As the world’s first satellite company, we have relationships with virtually every incumbent telecommunications operator in every country in the world. Our leading position with telecommunications and data networking customers has allowed us to benefit from a number of recent trends, including the growth in wireless networks, which has resulted in increased demand for capacity to be used for wireless expansion services, and the growth in demand for broadband services, which support IP-related applications, such as Internet access and Voice over Internet Protocol, or VoIP. These trends have resulted in increased satellite demand for our services in developing regions and in vertical markets such as the maritime and oil and gas sectors. In the future, we believe our leadership in providing network services will position us to benefit from new demand for FSS capacity supporting mobile broadband solutions to vertical markets such as maritime services.

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

Stable and Diverse Revenue Generation

Our revenue and backlog are diversified among service sectors, geographic regions, satellites and customers. We currently expect to deliver services associated with approximately $2.0 billion, or approximately 22% of our December 31, 2008 backlog, over the year ending December 31, 2009. Our backlog provides significant near-term revenue visibility, particularly since approximately 97% of our total backlog as of December 31, 2008 relates to contracts that either are non-cancelable or cancelable only upon payment of substantial termination fees. Our backlog is our expected future revenue under all our customer contracts, but includes only our pro rata share of backlog of our joint venture investments. In the last three years, at the beginning of each year the current year portion of our backlog represented on average approximately 77% of that year’s actual revenue. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Backlog for further information regarding our backlog.

No single satellite generated more than 4% of our revenue and no single customer accounted for more than 5% of our revenue during the combined year ended December 31, 2008. The diversity of our revenue base enables us to capitalize on changing market conditions and mitigates the impact of fluctuations in any specific service sector or geographic region and difficulties that any one customer may experience. The resilience of our fleet also reduces the financial impact of satellite failures and protects against service interruption.

We believe our substantial backlog provides both significant near-term revenue visibility as well as a reliable stream of future revenues. As of December 31, 2008, our revenue backlog was approximately $8.8 billion. Our backlog has increased over the past year, despite our being between renewal cycles on our major media contracts, which would usually result in a declining trend. By region and service sector, our backlog as of December 31, 2008 was as follows:

Note: Regional designation for backlog is based on customer billing address.

Established Relationships with Premier Customers

We provide satellite services to approximately 1,800 customers, including many of the world’s leading media and broadcasting organizations, multinational corporations, telecommunications companies, ISPs and government/military entities. We have developed close, long-standing relationships with our customers, serving many of our largest customers for over 30 years. In most cases, our services are mission critical to the delivery of our customers’ services. We believe we are recognized by our customers as a resource for technical excellence and a partner in optimizing the performance of their networks. In most cases, our services are mission critical to the delivery of our customers’ services. The following table includes examples of our customers for each service sector:

Service Sector Category	Selected Customers
Media	Arqiva, Discovery Communications, Fox Entertainment Group, Home Box Office, Multichoice Ltd., NHK, SKY Brazil, SKY Latin America, SKY Mexico, Starz Encore Group, The DIRECTV Group, The Walt Disney Company, Time Warner, Turner Broadcasting System, Viacom

Network Services	AT&T, British Telecommunications, Cable and Wireless, Central Bank of the Russian Federation, China Netcom, Gateway Communications, Hughes Network Systems, PT Indosat, Schlumberger, Sprint Nextel, TelMex, The World Bank, United Nations, Vizada, Vodacom

Government	Artel, National Oceanic and Atmospheric Administration, U.S. Department of Defense’s Armed Forces Radio & Television Service, U.S. Department of State, U.S. Navy

Cash Flow Generation

Our strong operating profits, disciplined approach to capital expenditures and culture of continuous operational improvement enable our business to generate significant cash flows from operations. The FSS sector requires sizable investment to develop and launch satellites. However, once satellites are operational, costs do not vary significantly, creating operating leverage which generates high margins and strong free cash flow from operations.

We continually invest in our communications network in response to the needs of our customers and opportunities in the marketplace, and to address risk management considerations. We have spent $966.1 million on satellites and other property and equipment from January 2007 to December 2008 during which period we launched four satellites and had several others under construction. The average fill rate and remaining service life of our 45 station-kept satellites as of December 31, 2008 were approximately 82.7% and 7.9 years, respectively. As a result, we have the ability to expand our customer and revenue base without significant increases in operating costs. Since the PanAmSat Acquisition Transactions in 2006, we have rationalized the size of our fleet and are consolidating the number of orbital locations required to serve our customers. Our capital allocation decisions are based on the expected return on invested capital and market demand, and we will be prudent in the selection of the number, size and characteristics of replacement and new satellites to be launched.

We are also growing our business and see new opportunities to expand the services we provide. Because of our scale and efficient operating structure, we believe we can capture new business growth without incurring significant additional costs. We believe our efficient operating profile will enable us to generate significant cash flow from operations as our revenues increase.

Leading Global Fleet and Infrastructure

We believe that we have one of the world’s largest and most technologically advanced commercial communications systems, comprised of a fleet of geosynchronous satellites, teleports, points of presence and leased and owned fiber. Our global system features 52 satellites that cover over 99% of the world’s population and includes C- and Ku-band satellite capacity that serves approximately 200 countries and territories.

The scale and composition of our fleet provides us with flexibility and resilience. Our orbital locations are numerous and well-placed, such that each region of the globe is served by multiple satellites of our fleet. We believe we have adequate redundancy within our in-orbit capacity, and currently have one in-orbit satellite serving in a back-up position. To provide further resilience, many of our satellites are equipped with steerable beams that can be moved in order to provide supplemental capacity to restore service following an anomaly. We manage our global satellite fleet on a fully integrated basis, with a common software interface used for satellite management and control. Our east coast satellite operations center is used primarily to operate all of our owned satellites, and our west coast satellite operations center is used primarily to operate third-party satellites. Each of the centers can provide instantaneous restoration in the case of natural disasters or other events resulting in the loss of the other center. We also have terrestrial assets consisting of teleports, points of presence and leased fiber connectivity that complement our satellite network and provide for flexibility in providing service on certain routes. Our terrestrial assets are core to our hybrid managed services, and also provide customers with global access to our fleet.

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

Our Business Strategy

We are pursuing a business strategy which features four initiatives to build on our competitive position and to address attractive new business opportunities. We believe that these strategies for profitable growth, in combination with our culture of continuous improvement, will enable us to increase our revenues and operating cash flows.

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

Media

We intend to maintain and strengthen our leadership in media services by continuing to capitalize on the strength of our video neighborhoods, maintaining and growing our leadership position in HDTV distribution and expanding our services for DTH platform operators. We believe that we are well positioned to grow both the distribution and contribution portions of our video business by continuing to develop and expand our cable neighborhoods in the United States, South America and the Asia-Pacific region, and to build our neighborhood in Europe. As cable operators expand their channel capacities, we have the opportunity to benefit as more channels, services and other data needs require satellite distribution to cable head-ends. Furthermore, as the number of channels grows, demand increases for our premium cable neighborhood satellites. In addition, many U.S. cable programmers are increasingly interested in pursuing business expansion opportunities outside of the United States. With assets spanning the globe, we believe we can be an attractive supplier to cable programmers as they pursue this strategy.

We also believe that demand for HDTV will continue to grow, resulting in continued strong demand for satellite bandwidth. We will continue to build upon the success of the Galaxy 13/Horizons-1 satellite, which was placed in service as an HDTV neighborhood to attract this new and fast-growing program format type. Since announcing our HDTV neighborhood on the Galaxy 13 satellite, we have grown the number of HDTV channels carried by our system to over 100. We also intend to expand the number of services we provide to HD programmers. We intend to offer a number of HD contribution services to enable the capture and transport of HD programming from remote locations to satellite production facilities, from which it can then be distributed through our satellites serving cable neighborhoods.

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

Network Services

We believe we are well positioned to expand our business serving network services customers by focusing on growing applications, including data and IP services for vertical markets such as the maritime and oil and gas sectors, services to wireless operators, global telecommunications carrier services, and mobility services.

We believe we are a leading provider of satellite services supporting data applications such as corporate broadband VSAT networks, virtual private networks (“VPNs”) and high data rate point-to-point connections or trunking solutions for ISPs. We will grow our business by continuing to build our relationships with satellite-based broadband service providers, including VSAT service providers in the largest and fastest growing regions, such as North America, Africa, Latin America, Eastern Europe and the Middle East. We intend to solidify our leadership position through partnering initiatives with data and IT services providers in key growth regions and with service providers in attractive vertical markets, such as maritime and oil and gas. We will also continue to market GlobalConnex managed services for regional service providers, corporations and international organizations implementing VPNs for broadband and VoIP applications.

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

Increase our Return on our Asset Base through Disciplined Management of Capacity

As we execute on our first strategy to focus on certain applications and regions, we will require capacity in certain regions to respond to customer requirements. We are employing a disciplined capacity management program to optimize our inventory of capacity and improving our returns on our assets. Our capacity management program establishes strategies for key satellite roles based upon the customer and growth characteristics of the market served by each satellite in such a role. For instance, we are increasing the value of our satellites by establishing neighborhoods based on growing customer applications, such as DTH video services in regions including Africa, Northern and Eastern Europe, and South America. Our capacity management program also includes creating additional marketable capacity through reassigning traffic (“grooming”), repointing steerable beams and relocating satellites. Over the past two years we have groomed existing customer traffic from individual satellites to other satellites in our fleet based upon the customer’s application and the amount of capacity required. This in turn allows us to more efficiently load our transponders and secure larger blocks of capacity for customers with growing, long-term requirements. Furthermore, because many of our satellites have flexible designs, including steerable beams, we can repoint beams to areas of unmet demand, or relocate satellites in order to bring additional capacity to an entire region. Through these various capacity management initiatives, we can improve returns on our asset base and maximize the value of our fleet.

Over the past two years we have implemented a strategy to rationalize the size of our fleet and consolidate the number of orbital locations required to serve our customers. The most recent example of this rationalization strategy is our decision to replace two existing satellites with a single replacement satellite, thus reducing capital expense. Our capital allocation decisions are based on the expected return on invested capital and market demand, and we will be prudent in the selection of the number, size and characteristics of replacement and new satellites to be launched. For instance, new satellites will be designed to include more high-power, land-mass focused capacity that delivers video and broadband applications more efficiently, thereby increasing the proportion of high value transponders relative to our current capacity mix. In addition, we will seek anchor customers for new satellites, in order to improve overall returns. For instance, Office des Postes et Telecommunications of French Polynesia recently signed a 15-year agreement for capacity on the yet to be launched IS-18 satellite. At the same time, we have accelerated the build of certain satellites in order to capture new opportunities and because of overall fleet management considerations. Through capacity management, we intend to maximize the revenues, and therefore the returns, generated by our assets.

Build New Revenue Streams by Introducing New Products and Services

The flexibility of our network and the global scale of our business gives us the ability to expand our customer and revenue base without significant increases in operating costs. We have identified three areas that we believe offer potential for significant growth with only minimal incremental investment in additional resources: new product development, satellite-related services, and new government initiatives.

We have a proven track record of capitalizing on new growth opportunities and expanding the FSS market. New service introductions, such as our rapidly growing GlobalConnex business, have resulted in substantial new revenue streams. In the past two years, we have introduced several new IP- or mobility-related services. We have developed a wholesale Internet Protocol Television, or IPTV, platform that operates on our North American satellite and terrestrial infrastructure that is being marketed by a North American distributor. We are developing a portfolio of several mobility-related services to serve high growth vertical markets. Our global maritime broadband service, which provides on-the-move IP connectivity to the fishing, oil and gas, and shipping sectors, is now being marketed by five different distributors around the world. We provide these services on a wholesale basis, working with distributors who are the leaders in their respective vertical markets. Both of these new services are examples of our identifying new markets and technologies which will enable us to generate additional revenues from capacity which is currently underutilized.

We intend to continue to expand our satellite-related services business, which we began approximately three years ago and which has grown to revenues of $50.2 million for the combined year ended December 31, 2008. This business allows us to generate new revenue streams by offering consulting services to other satellite operators which leverage our internal technical expertise and buying power. Examples of these services include transfer and in-orbit testing, long-term satellite operations, teleport hosting, and satellite design and engineering services. In 2008, we were awarded a contract to provide teleport and staff services at our Paumalu, Hawaii teleport for mobile satellite services provider, Inmarsat plc. In addition, as of December 31, 2008, we operated eleven third-party satellites in addition to our owned satellite fleet, utilizing the same integrated satellite operations infrastructure and with minimal additional headcount.

We believe that we can grow our revenues from our government services business by developing innovative solutions to government needs for space communications, such as hosted payloads and third-party X-band and UHF services, and outsourced hub services, and by increasing our service offerings for “communications on the move,” or COTM. We currently see an opportunity to offer a quick and efficient means of placing government assets in space through hosted payload programs. For instance, Intelsat General has been accepted by the Department of Defense as a participant in a Joint Concept Technology Demonstration, or JCTD, to fly a payload for the Internet router in Space program, also known as IRIS. In this program, a customized Internet router will be positioned on an Intelsat satellite currently under construction. By co-locating its payload on an Intelsat satellite already planned for launch, the government will get quick and cost-efficient access to test an emerging space-based technology solution. We also believe that we can offer innovative commercialized services, such as third-party X-band and UHF services that we package and sell to our government customer base. We will also deliver greater efficiency to our government customers by offering managed hub services at our strategically located teleports. Lastly, we intend to implement modifications to the mobility solutions we offer to commercial customers in the network services sector in order to deliver mobile video and data services for military and homeland security applications. We believe these strategies leverage our unique use of space-based technologies and provide opportunity for future revenue growth.

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

In December 2008, we announced a joint venture with a South African investor group led by Convergence SPV Ltd. that will utilize project financing to build and launch a new satellite into the 33º east longitude orbital location, ideally positioned to serve Africa. The satellite, to be called “Intelsat New Dawn,” will feature a payload optimized to deliver wireless backhaul, broadband and television programming to Africa and is expected to enter service in early 2011. The satellite will be operated and marketed as part of the global Intelsat fleet. In this project, which is expected to be 85% financed with non-recourse debt provided by African financial institutions, Intelsat retained 74.9% of the equity of the joint venture (“New Dawn”) in exchange for an investment which is expected to total approximately $25 million. With over 50% of the payload already contracted at announcement in December 2008, this project is an example of a business development activity which replaces capacity at a current orbital location through a business arrangement with attractive return on investment characteristics.

We also reached an agreement in November 2007 with Corporación de Radio y Televisión del Norte de México, S. de R.L. de C.V. (“SKY Mexico”) and SKY Brasil Serviços Ltda. (“SKY Brazil”) to launch a new 24-transponder satellite to serve the Latin American DTH market. The satellite, known as Intelsat 16, will be dedicated to SKY Mexico and SKY Brazil over the satellite’s estimated life. This agreement expands our DTH business, and further strengthens our long-term relationship with these platform operators. The terms of this agreement allow us to recover the expected capital expenditures for this satellite through pre-payments for certain services which will be paid in the 12 months following the satellite’s launch and in-orbit testing in late 2009 and early 2010, respectively.

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

Our Network

Our global fleet is currently comprised of 52 satellites and leased capacity on one satellite owned by another satellite operator, as well as ground facilities related to the services we sell and operation and control of our satellites. Our satellite operations are supported by ground assets and leased facilities in the United States, Germany, Italy, South Korea, Australia, and South Africa. Our network also includes ground assets consisting of teleports or leased teleport facilities supporting commercial services in Germany, the United States, Australia, China, Argentina, United Arab Emirates, Italy, Kuwait and South Korea and points of presence in the United States, China, Germany and the United Kingdom, among others. See—Network Operations and Current Ground Facilities below.

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

The table below provides a summary of our satellite fleet as of December 31, 2008.

Satellite	Manufacturer	Orbital Location	Launch Date	Estimated End of Service Life(1)
Station Kept:
IS-701	SS/L(2)	180°E	10/93	1/12
IS-702	SS/L	54.85°E	6/94	7/12
IS-704	SS/L	66°E	1/95	5/09
IS-705	SS/L	310°E	3/95	1/10
IS-706	SS/L	50.25°E	5/95	2/13
IS-707	SS/L	307°E	3/96	2/13
IS-709	SS/L	85.15°E	6/96	6/12
IS-802(3)	LMC(4)	32.9°E	6/97	9/10
IS-805	LMC	304.5°E	6/98	6/16
IS-901	SS/L	342°E	6/01	6/19
IS-902	SS/L	62°E	8/01	8/19
IS-903	SS/L	325.5°E	3/02	4/19
IS-904	SS/L	60°E	2/02	12/19
IS-905	SS/L	335.5°E	6/02	6/20
IS-906	SS/L	64.15°E	9/02	9/20
IS-907	SS/L	332.5°E	2/03	2/21
IS-10-02(5)	EADS Astrium	359°E	6/04	12/21
Galaxy 19	SS/L	97°W	9/08	9/24
Galaxy 23(6)	SS/L	121°W	8/03	8/21
Galaxy 25	SS/L	93.1°W	5/97	5/15
Galaxy 26	SS/L	93°W	2/99	3/11
Galaxy 27	SS/L	129°W	9/99	10/11(7)
Galaxy 28	SS/L	89°W	6/05	10/22
APR-1(8)	ISRO(9)	83°E	N/A	N/A
HGS-3	BSS(10)	38°E	2/96	9/11
IS-1R(11)	BSS	45°W	11/00	6/10
IS-2(12)	BSS	169°E	7/94	7/11
IS-3R	BSS	43°W	1/96	9/09
IS-4	BSS	72°E	8/95	8/10
IS-5(13)	BSS	26.15°E	8/97	10/12

Satellite	Manufacturer	Orbital Location	Launch Date	Estimated End of Service Life(1)
IS-7	SS/L	68.65°E	9/98	11/13
IS-8	SS/L	166°E	11/98	1/14
IS-9	BSS	58°W	7/00	11/13
IS-10	BSS	68.5°E	5/01	6/16
IS-11	ORB(14)	316.9°E	10/07	10/22
IS-12	SS/L	45°E	10/00	1/16
Galaxy 3C	BSS	95.05°W	6/02	9/20
Galaxy 11	BSS	32.8°E	12/99	4/15
Galaxy 12	ORB	123°W	4/03	4/20
Galaxy 13/Horizons-1(15)	BSS	127°W	9/03	12/18
Galaxy 14	ORB	125°W	8/05	12/20
Galaxy 15	ORB	133°W	10/05	10/22
Galaxy 16	SS/L	99°W	6/06	6/22
Galaxy 17	Thales(16)	91°W	5/07	5/23
Galaxy 18	SS/L	123°W	5/08	5/24
Horizons-2(17)	ORB	74.05°W	12/07	12/23

Inclined Orbit:
IS-601	BSS	47.5°E	10/91	1/11
IS-602	BSS	177.85°E	10/89	8/11
IS-603	BSS	340.05°E	3/90	4/11
IS-605(18)	BSS	174°E	8/91	1/09
IS-801	LMC	328.5°E	3/97	10/10
Leasat F5(19)	BSS	100°E	1/90	2/11
Galaxy 4R(20)	BSS	76.85°W	4/00	3/09
Galaxy 9(21)	BSS	81°W	5/96	6/10
SBS-6(22)	BSS	81°W	10/90	2/09

(1)	Engineering estimates of the service life as of December 31, 2008 as determined by remaining fuel levels, consumption rates and other considerations (including power) and assuming no relocation of the satellite.
(2)	Space Systems/Loral, Inc.
(3)	The IS-802 satellite suffered an anomaly in September 2006 that reduced the available solar array power. The current maneuver life is limited by the remaining available power that reduces over time due to natural solar array degradation.
(4)	Lockheed Martin Corporation.
(5)	Telenor Inma AS owns 18 transponders (measured in equivalent 36 MHz transponders) of this satellite’s Ku-band payload.
(6)	EchoStar Communications Corporation owns all of this satellite’s Ku-band transponders and a portion of the common elements of the satellite.
(7)	The maneuver life of the Galaxy 27 satellite was not materially impacted as a direct result of either the anomaly in 2004 or our efforts to recover the satellite.
(8)	Operated by another satellite operator with capacity leased by us.
(9)	Indian Space Research Organization.
(10)	Boeing Satellite Systems, Inc., formerly Hughes Aircraft Company.
(11)	After transfer of traffic to the replacement satellite and relocation to another longitude, we expect that IS-1R will have sufficient power to operate a significant subset of its transponders through the end of design life, which is February 2016.
(12)	IS-2 entered inclined orbit during January 2009.
(13)	In January 2009, IS-5 was co-located with IS-2 at 169°E.
(14)	Orbital Sciences Corporation.
(15)	Horizons Satellite Holdings, LLC (“Horizons”), our joint venture with JSAT International Inc. (“JSAT”), owns and operates the Ku-band payload on this satellite. We are the exclusive owner of the C-band payload.

(16)	Thales Alenia Space.
(17)	Horizons owns and operates the Ku-band payload on this satellite.
(18)	IS-605 was de-orbited in January 2009.
(19)	Leasat F5 provides services in the X-band and UHF-band frequencies for military applications.
(20)	Galaxy 4R is expected to be de-orbited in March 2009.
(21)	Galaxy 9 was relocated from 74.15ºW to 81ºW and placed into an inverted North/South attitude in order to serve Latin America.
(22)	SBS-6 was de-orbited in February 2009.

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

A geosynchronous satellite is referred to as geostationary, or station-kept, when it is operated within an assigned orbital control, or station-keeping box, which is defined by a specific range of latitudes and longitudes. Geostationary satellites revolve around the earth with a speed that corresponds to that of the earth’s rotation and appear to remain above a fixed point on the earth’s surface at all times. Geosynchronous satellites that are not station-kept are in inclined orbit. The daily north-south motion of a satellite in inclined orbit exceeds the specified range of latitudes of its assigned station-keeping box, and the satellite appears to oscillate slowly, moving above and below the equator every day. An operator will typically operate a satellite in inclined orbit toward the end of its service life because the operator is able to save significant amounts of fuel by not controlling the north-south position of the satellite and is thereby able to substantially extend the service life of the satellite. The types of services and customers that can access an inclined orbit satellite have traditionally been limited due to the movement of the satellite relative to a fixed ground antenna, however, recent technology innovations now allow the use of inclined orbit capacity for certain applications. As a result, we anticipate demand for inclined orbit capacity may increase over the next few years if these applications are successfully introduced. As of December 31, 2008, most of our Intelsat VI series satellites, the Leasat F5 satellite and the SBS-6 satellite were operating in an inclined orbit and, as a result, were continuing to earn revenue beyond our original estimated life for each of these satellites.

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

As of December 31, 2008, our in-orbit fleet of satellites had 1,270 and 857 36-MHz equivalent transponders available for transmitting in the C-band and the Ku-band, respectively. These totals measure transponders on station-kept satellites, including the transponders we lease from other satellite operators. The average system fill factor for our satellites, which represents the percentage of our total available transponder capacity that is in use or that is reserved at a given time (including guaranteed reservations for service) as of December 31, 2008 was 82.7%.

The design life of a satellite is the length of time that the satellite’s hardware is designed by the manufacturer to remain operational under normal operating conditions. In contrast, a satellite’s orbital maneuver life is the length of time the satellite has enough fuel to remain operational. A satellite’s service life is based upon fuel levels and other considerations, including power. Satellites launched in the recent past are generally expected to remain in service for the lesser of fuel life or 16 years. Satellites typically have enough fuel to maintain between 16 and 18 years of station-kept operations. The average remaining service life of our satellites was approximately 7.9 years as of December 31, 2008, weighted on the basis of nominally available capacity for the station-kept satellites we own.

In addition to our owned satellites, as of December 31, 2008, we leased capacity on the APR-1 satellite, pursuant to an agreement with the Government of India, Department of Space, INSAT Programme Office. Under this agreement with the Government of India, we may lease eleven 36 MHz equivalent transponders on APR-1 through May 30, 2009. We have the right to extend this agreement until the APR-1 has reached the end of its service life, which is currently expected to be May 2012.

Planned Satellites

We currently have orders for six satellites, of which four are replacement satellites. Generally, these satellites are being built over a period of three years, and two are expected to launch in 2009.

IS-14. We entered into an agreement with SS/L for the construction of IS-14 in January 2007. This satellite is expected to serve as a replacement for IS-1R, located at 45° west longitude (“WL”). The IS-14 satellite is currently expected to be launched in the third quarter of 2009.

IS-15. We entered into an agreement with Orbital Sciences Corporation for the construction of IS-15 in March 2007. The satellite includes a payload to be owned by a third-party. This satellite is expected to serve as a replacement for the IS-709 satellite, located at 85.15° east longitude (“EL”). The IS-15 satellite is currently expected to be launched in the fourth quarter of 2009.

IS-16. In February 2007, we converted an option for a contingent replacement satellite into a firm construction contract for the IS-11GS, a ground spare satellite that was to be used to accelerate the replacement cycle for the IS-11 in the event of an unsuccessful launch. We launched IS-11 in October 2007 and successfully completed in-orbit testing in November 2007. We resumed construction of the IS-11GS satellite and currently plan to launch the satellite, now known as IS-16, in late 2009 or early 2010.

IS-17. We entered into an agreement with SS/L for the construction of IS-17 in July 2008. This satellite is expected to serve as a replacement for IS-704, located at 66°EL. The IS-17 satellite is currently expected to be launched in late 2010 or early 2011.

IS-18. We entered into an agreement with Orbital Sciences Corporation for the construction of IS-18 in August 2008. This satellite is expected to serve as a replacement for IS-701, located at 180°EL. The IS-18 satellite is currently expected to be launched in the first quarter of 2011.

Intelsat New Dawn. Our New Dawn joint venture entered into an agreement with Orbital Sciences Corporation for the construction of the Intelsat New Dawn satellite in September 2008. This satellite is expected to serve Africa, located at 33°EL. The Intelsat New Dawn satellite is currently expected to be launched in the fourth quarter of 2010.

Additional Launch Services Agreements. During the third quarter of 2008, we entered into a launch services agreement with Sea Launch providing for up to four satellite launches. We also entered into a launch services agreement with Arianespace during the fourth quarter of 2008 giving us the option to launch additional satellites.

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

Network Operations and Current Ground Facilities

We control and operate each of our satellites and manage the communications services for which each satellite is used from the time of its initial deployment through the end of its operational life, and we believe that our technical skill in performing these critical operations differentiates us from our competition. We provide most of these services from our satellite operations center in Washington, D.C. and our customer service center in Ellenwood, Georgia.

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

Our satellite operations centers use a network of ground facilities to perform their functions. This network includes seventeen earth stations (“TT&C stations”) that provide TT&C services for our satellites and various other earth stations worldwide. Through our ground facilities, we constantly monitor signal quality, protect bandwidth from piracy or other interference and maintain customer installed equipment. Our locations for ground assets and facilities include Australia, Argentina, Bahrain, French Polynesia, Germany, Italy, China, Kuwait, South Korea, South Africa, the United States, Russia, India, New Zealand, Taiwan and the United Arab Emirates.

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

Capacity Sparing and Backup and General Satellite Risk Management

We believe that the availability of spare capacity, together with the overlapping coverage areas of our satellites and flexible satellite design features described in —Our Network—Satellite Systems above, are important aspects of our ability to provide reliable service to our customers. In addition, these factors would enable us to mitigate the financial impact to our operations attributable to the loss of a satellite. Our system accommodates in-orbit sparing through the use of capacity on satellites that are less than fully utilized. In addition, we sell some capacity on a preemptible basis and could preempt the use of this capacity in the event of a loss of a satellite. This approach enables us to optimize our fleet and to minimize potential revenue loss. We maintain a satellite risk management strategy involving backup satellites and transponders. For each satellite designated as being in primary operating service, some form of backup capacity is maintained. This backup capacity may include any one or more of the following: an in-orbit spare satellite, designated reserve transponders on the satellite or other on-board backup systems or designed-in redundancies, or interim restoration capacity on other satellites. However, we do not maintain backups for all of our operating capacity.

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

As of December 31, 2008, the majority of our satellites were uninsured. Of the four insured satellites, one was covered by an insurance policy with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure (“Significant Exclusion Policies”). The Significant Exclusion Policies reduce the probability of an insurance recovery in the event of a loss on this satellite. Galaxy 13/Horizons-1, which was placed in service in January 2004 and is insured by a policy with an exclusion for Xenon-Ion Propulsion System (“XIPS”) related anomalies, continues to have XIPS available as its primary propulsion system. It also has a bi-propellant fuel system currently in use, with sufficient bi-propellant fuel to maintain station-kept orbit until approximately 2016.

Sales, Marketing and Distribution Channels

Our company tagline, “Closer, by far,” describes the close working relationship we strive to build with our customers. We assign an account representative to each customer who is responsible for understanding the customer’s business, structure and markets it may serve. We present comprehensive sales solutions to our customers that include multiple and diverse service offerings to address each customer’s unique market and technical needs. Our Intelsat Global Sales & Marketing Ltd. subsidiary (“Intelsat Global Sales”), located in London, England, is our global sales and marketing headquarters. In addition, we have established local sales and marketing support offices in the following locations around the world:

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

Satellite Health and Technology

Our satellite fleet is diversified by manufacturer and satellite type, and as a result, our fleet is generally healthy, with 99.999% availability of station-kept satellite capacity during the year ended December 31, 2008. We have experienced some technical problems with our current fleet but have been able to minimize the impact of these problems on our customers, our operations and our business in recent years, other than the IS-804 satellite, which experienced an anomaly resulting in a total loss. Most of these problems have been component failures and anomalies that have had little long-term impact to date on the overall transponder availability in our satellite fleet. All of our satellites have been designed to accommodate an anticipated rate of equipment failures with adequate redundancy to meet or exceed their orbital design lives, and to date, this redundancy design scheme has proven effective. Our allocation of the purchase price associated with the acquisition of PanAmSat took into consideration the technical problems of the acquired fleet.

We have identified three types of common anomalies among the satellite models in our global fleet, which, if they materialize, have the potential for a significant operational impact. These are:

•	failure of the on-board XIPS used to maintain the in-orbit position of Boeing 601 High Power Series (“BSS 601 HP”) satellites;

•	accelerated solar array degradation in early BSS 702 satellites; and

•	failure of the on-board spacecraft control processor (“SCP”) in BSS 601 satellites.

BSS 601 HP XIPS. The BSS 601 HP satellite uses XIPS as its primary propulsion system. There are two separate XIPS on each BSS 601 HP, each one of which is capable of maintaining the satellite in its orbital position. The satellite also has a completely independent bi-propellant propulsion system as a backup to the XIPS. As a result, a single failure of a XIPS on a BSS 601 HP typically would have no effect on the satellite’s performance or its operating life. A failure of a second XIPS on a satellite would also have no impact on the performance of that satellite. However, such a failure would require the use of the backup bi-propellant propulsion system, which could result in a shorter operating life for the satellite depending on the amount of bi-propellant fuel remaining. XIPS failures do not typically result in a catastrophic failure of the satellite or affect the communications capability of the satellite. Certain of the BSS 601 HP satellites have experienced various problems associated with XIPS.

As of December 31, 2008, we operated five BSS 601 HP satellites, one of which has experienced failures of both XIPS. Galaxy 4R has experienced failure of both its primary and secondary XIPS. This satellite is operating as designed on its backup bi-propellant propulsion system. We and the manufacturer of this satellite determined that the XIPS on Galaxy 4R were no longer available. As a result, this satellite’s estimated remaining service life, based on the bi-propellant fuel on board, is until March 2009. In September 2006, this satellite was moved to a new location, where it started inclined orbit services with a reduced propellant consumption. The four remaining BSS 601 HP satellites still in operation continue to have XIPS available as their primary propulsion system, however no assurance can be given that we will not have further XIPS failures that result in shortened satellite lives or that such failures will be insured if they occur. IS-5 has available bi-propellant fuel for approximately two and a half years from December 31, 2008. Both IS-9 and IS-10 have available bi-propellant fuel for approximately three and a half years from December 31, 2008. Galaxy 13/Horizons-1, which was placed into service in January 2004, has available bi-propellant fuel for approximately eight years from December 31, 2008.

During 2008 we replaced two satellites that had experienced failure of both XIPS in the past. The first replaced satellite with failure of both primary and secondary XIPS was IS-6B. We and the manufacturer of this satellite determined that the XIPS on IS-6B were no longer available. This satellite was replaced by the IS-11 satellite during the first quarter of 2008. The second replaced satellite with failure of both primary and secondary XIPS was Galaxy 10R. We and the manufacturer of this satellite determined that the XIPS on Galaxy 10R were no longer available. As a result, this satellite’s estimated remaining service life, based on the bi-propellant fuel on board, was until April 2008. This satellite was replaced by the Galaxy 18 satellite during the second quarter of 2008.

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

As of December 31, 2008, we operated three BSS 702 satellites, two of which are affected by accelerated solar array degradation, Galaxy 11 and IS-1R. Service to customers has not been affected, and we expect that both of these satellites will continue to serve customers until we replace or supplement them with new satellites. Along with the manufacturer, we continually monitor the problem to determine its cause and its expected effect. Due to this continued degradation, Galaxy 11 has a remaining useful life until April 2015 and IS-1R has a remaining useful life until June 2010. Galaxy 11 has been replaced by the Galaxy 17 satellite, and has been redeployed to a new orbital location serving Africa. The IS-1R satellite is expected to be replaced by the IS-14 satellite, which is currently expected to be launched in the third quarter of 2009. After the transfer of traffic to the replacement satellite and relocation to another longitude, we expect that IS-1R will have sufficient power to operate a significant subset of its transponders through the end of design life. Pursuant to contracts with our customers, a substantial portion of our customer activity on these satellites will continue onto replacement satellites and the reduced estimate of their service lives will not result in a material reduction in contracted backlog. We believe that the net book values of these satellites are fully recoverable.

The third BSS 702 satellite that we operated as of December 31, 2008, Galaxy 3C, was launched after the solar array anomaly was identified, and it has a substantially different solar array design intended to eliminate the problem. This satellite has been in service since September 2002 and has not experienced similar degradation problems.

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

As of December 31, 2008, we operated three additional BSS 601 satellites: HGS-3, which is utilized by a third-party, IS-2 and IS-3R. These satellites are in a group of satellites that has been identified as having heightened susceptibility to the SCP problem. The risk of SCP failure appears to decline as these satellites age. IS-2 and IS-3R have been in continuous operation since 1994 and 1996, respectively. Both primary and backup SCPs on these satellites are monitored regularly and remain fully functional. Accordingly, we believe it is unlikely that SCP failures will occur and we do not anticipate an interruption in business or early replacement of these satellites.

Other Anomalies. On January 14, 2005, our IS-804 satellite experienced a sudden and unexpected electrical power system anomaly that resulted in the total loss of the satellite. The IS-804 satellite provided services primarily to telecommunications carriers and government telecommunications administrations in the South Pacific. The IS-804 satellite was manufactured by Lockheed Martin Corporation, or LM, and was launched in December 1997. In accordance with our existing satellite anomaly contingency plans, we made alternative capacity available to our IS-804 satellite customers both on other Intelsat satellites and on other operators’ satellites. We established a failure review board with LM to investigate the cause of the IS-804 anomaly. The IS-804 satellite was a Lockheed Martin 7000 series (the “LM 7000 series”) satellite, and we operate three other satellites in the LM 7000 series, the IS-801, IS-802 and IS-805 satellites. The failure review board released its report in November 2005. We believe, based on the failure review board’s report, that the IS-804 failure was not likely to have been caused by an IS-804 specific workmanship or hardware element, but is most likely caused by a high current event in the battery circuitry triggered by an electrostatic discharge that propagated to cause the sudden failure of the high voltage power system. Further, we believe that although this risk exists for our other LM 7000 series satellites, the risk to any individual satellite is low. We do not believe that any operational steps or adjustments to our satellite deployment plan are required to mitigate the risk.

In September 2006, our IS-802 satellite experienced a reduction of electrical power capability that resulted in a degraded capability of the satellite. Eleven transponders on IS-802 were subsequently reactivated and are operating normally. We restored service for substantially all IS-802 customers on both IS-802 and other satellites of our fleet. We also established an anomaly review board (“ARB”) with LM to investigate the cause of the anomaly. The ARB concluded that the IS-802 anomaly is most likely to have been caused by an electrical short internal to the solar array harness located on the south solar array boom. The IS-802 satellite is an LM 7000 series satellite, and we operate two other satellites in the LM 7000 series, the IS-801 and IS-805 satellites. The ARB has found that this anomaly is significantly different from previous LM 7000 series spacecraft failures. It is also the first failure of this type on a solar array of the LM 7000 series. We therefore believe that, although this risk exists for our other LM 7000 series satellites, the risk to any individual satellite of having a similar anomaly is low. We do not currently believe that any operational steps or adjustments to our satellite deployment plan are required to mitigate the risk.

On November 28, 2004, our Galaxy 27 satellite experienced a sudden anomaly in its north electrical distribution system that resulted in the loss of control of the satellite and the interruption of customer services on the satellite. The Galaxy 27 satellite is one of the in-orbit satellites we acquired from SS/L in March 2004 and covers the continental United States, Alaska, Hawaii, Canada, Central America and parts of South America. The Galaxy 27 satellite is an FS 1300 series satellite manufactured by SS/L and was launched in September 1999. In accordance with our satellite anomaly contingency plans, we made alternative capacity available to all of our Galaxy 27 satellite customers, and most of these customers accepted that capacity. We provided alternative capacity primarily on other satellites covering the North American region that we purchased from Loral Space and Communications Corporation and certain of its affiliates in March 2004, and in some cases using capacity that we purchased from other satellite operators. On November 30, 2004, following an intensive recovery effort, our engineers were able to regain command and control of the Galaxy 27 satellite, and it was placed back in service, with reduced payload capacity, following operational testing.

We have determined that the north electrical distribution system on the Galaxy 27 satellite and the communications capacity associated with it are not operational, but the south electrical distribution system and associated communications capacity are operating normally. In addition, the Galaxy 27 satellite has lost redundancy in nearly all of its components. As a result, the Galaxy 27 satellite faces an increased risk of loss in the future. As of December 31, 2008, a substantial subset of the Galaxy 27 satellite’s C-band and Ku-band transponders, which are all powered by the south electrical distribution system, have been tested, are performing normally and are available for service to our customers. In addition, some of these transponders are currently being used by our customers. Intelsat participated in a failure review board with the manufacturer, SS/L, to investigate the cause of the anomaly. The failure review board has identified the likely root cause of the anomaly as a design flaw is affected by a number of parameters and in some extreme cases can result in an electrical system anomaly. The design flaw exists on three of our satellites – Galaxy 26, Galaxy 27 and IS-8.

On June 29, 2008, our Galaxy 26 satellite experienced a sudden and unexpected electrical distribution anomaly causing the loss of a substantial portion of the satellite power generating capability and resulting in the interruption of some of the customer services on the satellite. In accordance with our existing satellite anomaly contingency plans, we restored the service for most Galaxy 26 customers on satellites within our fleet, including for some of them on Galaxy 26, of which certain transponders continue to operate normally. We recorded a non-cash impairment charge of $63.6 million during the second quarter of 2008 to write down the uninsured Galaxy 26 satellite to its estimated fair value following the anomaly. The estimated fair value was determined based on a discounted cash flow analysis. The anomaly also resulted in a reduction to the estimated remaining useful life of the satellite. We established a failure review board with SS/L, the manufacturer of the Galaxy 26 satellite, to identify the cause of the problem. The failure review board concluded that the failure on the Galaxy 26 satellite was the result of a design flaw similar to the flaw which caused the anomaly on the Galaxy 27 satellite in November 2004.

Satellite Communications Industry

Fixed Satellite Services Sector

We compete in the communications market for the provision of video, data and voice connectivity worldwide. Communications services are provided using various communications technologies, including satellite networks, which provide services as a substitute for, or as a complement to, the capabilities of terrestrial networks. We currently operate in the FSS sector of the satellite industry. Operators in the FSS sector, which is the most established sector in the satellite industry, traditionally provide communications links between fixed points on the earth’s surface. These services include the simultaneous provision of satellite capacity from one fixed point to multiple fixed points (“point-to-multipoint services”) and the provision of satellite capacity between two fixed points (“point-to-point services”). Point-to-multipoint applications include video distribution, DTH and corporate networks. Point-to-point applications include telephony, video contribution and data trunking, such as Internet backbone access.

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

U.S. Government Regulation

FCC Regulation. Almost all of the satellites in our current constellation are licensed and regulated by the Federal Communications Commission, or the FCC. We have final or temporary FCC authorization for all of our U.S.-licensed operating satellites. Satellite licenses typically have a fifteen-year term. At the end of a license term, we can request special temporary authorization or a license modification to continue operating a satellite. In addition, our FCC satellite licenses which relate to use of those orbital locations and associated frequencies that were transferred to the United States at the time of our privatization in July 2001 are conditioned on our remaining a signatory to the Public Services Agreement with the International Telecommunications Satellite Organization described below under —Our History—The Privatization. Furthermore, any transfer of these licenses by us to a third party or a successor-in-interest is only permitted if such third party or successor-in-interest has undertaken to perform our obligations under the Public Services Agreement.

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

The U.S. Department of Commerce’s Bureau of Industry and Security also regulates some of our activities under the Export Administration Regulations. The Bureau regulates our export of equipment to earth stations in our ground network located outside of the United States. It is our practice to obtain all licenses necessary for the furnishing of original or spare equipment for the operation of our TT&C stations in a timely manner in order to facilitate the shipment of this equipment when needed.

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

Papua New Guinea Regulation. The Papua New Guinea Telecommunication Authority (“PANGTEL”) is the licensing jurisdiction for our use of the C-band payload on the Galaxy 23 satellite. We are required to pay fees to PANGTEL in connection with our use of this orbital location.

German Regulation. We hold licenses for several earth stations in Germany, as well as authorizations to operate the IS-12 and IS-601 satellites at two orbital locations.

South African Regulation. We also hold a license for an earth station in South Africa.

Japan Regulation. We and JSAT are the sole members of Horizons and in 2002 the Japanese telecommunications ministry authorized Horizons to operate the Ku-band payload on the Galaxy 13/Horizons-1 satellite. In 2003, the FCC added this Ku-band payload to its “Permitted Space Station List,” enabling Horizons to use the payload to provide non-DTH services in the United States, and in May 2004, the FCC expanded this authority to include one-way DTH services. We are the exclusive owner of the C-band payload on Galaxy 13/Horizons-1, which the FCC has licensed us to operate.

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

The International Telecommunication Union Frequency Coordination Process and Regulation

Our use of orbital locations is subject to the frequency coordination and recording process of the International Telecommunication Union (“ITU”). In order to protect satellite systems from harmful radio frequency interference from other satellite systems, the ITU maintains a Master International Frequency Register of radio frequency assignments and their associated orbital locations. Each ITU notifying administration is required by treaty to give notice of, coordinate and record its proposed use of radio frequency assignments and associated orbital locations with the ITU’s Radiocommunication Bureau.

When the coordination process is completed, the ITU formally notifies all proposed users of frequencies and orbital locations in order to protect the recorded assignments associated with a given orbital location from subsequent or nonconforming interfering uses by Member States of the ITU. The ITU’s Radio Regulations do not

contain mandatory dispute resolution or enforcement mechanisms. The Radio Regulations’ arbitration procedure is voluntary and neither the ITU specifically, nor international law generally, provides clear remedies if this voluntary process fails. Only nations have full standing as ITU members. Therefore, we must rely on governments to represent our interests before the ITU, including obtaining new rights to use orbital locations and resolving disputes relating to the ITU’s regulations.

Employees

As of December 31, 2008, we had 1,090 full-time regular employees. These employees consisted of:

•	515 employees in engineering, operations and related information systems;

•	270 employees in finance, legal, corporate information systems and other administrative functions;

•	218 employees in sales, marketing and strategy; and

•	87 employees in support of government sales and marketing.

As of December 31, 2008, 974 of these employees were located in the United States, and the remainder of our employees were in various other locations around the world. We believe that our relations with our employees are good. None of our employees is represented by a union or covered by a collective bargaining agreement.

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

Our History

Intelsat, Ltd. is the successor entity to the International Telecommunications Satellite Organization, or the IGO. The IGO was a public intergovernmental organization created on an interim basis by its initial member states in 1964 and formally established in February 1973 upon entry into force of an intergovernmental agreement. The member states that were party to the treaty governing the IGO designated certain entities, known as the Signatories, to market and use the IGO’s communications system within their territories and to hold investment share in the IGO. Signatories were either private telecommunications entities or governmental agencies of the applicable party’s country or territory. Some Signatories authorized certain other entities located within their territories that used the IGO’s satellite system, known as the Investing Entities, to invest in the IGO as well. Both Signatories and Investing Entities made capital contributions to the IGO and received capital repayments from the IGO in proportion to their investment share in the IGO. Signatories and Investing Entities were also the IGO’s principal customers. Each Signatory’s and Investing Entity’s investment share in the IGO was based on its level of use of the IGO’s satellite system as compared to the use by other Signatories and Investing Entities.

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

The IGO, referred to post-privatization as the International Telecommunications Satellite Organization (“ITSO”), continues to exist as an intergovernmental organization and will continue to exist as such for a period of at least 12 years after July 18, 2001, and then may be terminated by a decision of a governing body of ITSO called the Assembly of Parties. Pursuant to a Public Services Agreement among ITSO and Intelsat, Ltd. and certain of our subsidiaries, we have an obligation to provide our services in a manner consistent with the core principles of global coverage and connectivity, lifeline connectivity and non-discriminatory access, and ITSO monitors our implementation of this obligation. These core principles are described below under—Certain Customer Service Agreements—Novation Agreements and—Certain Customer Service Agreements—Lifeline Connectivity Obligation Contracts.

The 2005 Acquisition Transactions

On January 28, 2005, Intelsat, Ltd. was acquired by Intelsat Holdings for total cash consideration of approximately $3.2 billion, with pre-acquisition debt of approximately $1.9 billion remaining outstanding. Intelsat Holdings is a Bermuda company which was formed at the direction of funds advised by or associated with Apax Partners Worldwide LLP and Apax Partners, L.P., Apollo Management V, L.P., MDP Global Investors Limited, and Permira Advisers LLC (collectively, the “Former Sponsors”). This acquisition and related transactions are referred to collectively as the 2005 Acquisition Transactions.

See—Significant Transactions above for a discussion of other transactions that occurred after February 2005.

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

Our customers generally obtain satellite capacity from us by placing an order pursuant to one of several master customer service agreements. These agreements offer different service types, including transponder services, channel, managed services and mobile satellite services. For a description of these service types and a breakdown of our revenue by service type, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenue and—Results of Operations.

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

Novation Agreements

Each Intelsat novation agreement sets forth the terms and conditions upon which the service commitments entered into prior to the privatization are provided and the same terms and conditions generally apply to all customer service commitments transferred by the IGO pursuant to a novation agreement. Outstanding customer commitments represented in our December 31, 2008 backlog are covered by novation agreements. Approximately 1.9% of our backlog is covered by lifeline connectivity obligation, or LCO, protection. Although our backlog could be reduced if our LCO protection obligations are triggered, LCO has not had a significant impact on our backlog to date.

Lifeline Connectivity Obligation Contracts

In connection with our privatization, customers that novated service commitments and that met specified eligibility criteria had the option of entering into LCO contracts. An LCO contract provides price and capacity protection for a covered service commitment until the earlier of July 18, 2013 or the expiration of the commitment, which may be renewed as many times as required up to July 18, 2013 at a price no higher than the price charged for that service on the privatization date. Our customers cannot elect to receive LCO protection on contracts effective after the privatization date, except in limited circumstances. As of December 31, 2008, approximately 1.9% of the outstanding customer commitments in our backlog were LCO-protected. The LCO contracts obligate us, in some circumstances, to reduce the prices we charge for covered service commitments, based on the cumulative price increases and decreases of our non-LCO protected service commitments against a specified pricing index calculated annually on July 18. Because the cumulative decrease in pricing to non-LCO customers through July 18, 2008 has been less than 15%, we have not as of yet been required to reduce prices for our LCO-protected service commitments.

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

The FSS sector has in the past decade experienced periods of pricing pressures that have resulted in reduced revenues of FSS operators. If similar pricing pressures were to occur in the future, this could have a significant negative impact on our revenues and financial condition.

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

We rely on a limited number of customers to provide a substantial portion of our revenue and contracted backlog. For the years ended December 31, 2006 and 2007 and the combined year ended December 31, 2008, our ten largest customers and their affiliates represented approximately 22%, 23% and 20% of our revenue, respectively. The loss of, or default by, any of these customers could significantly affect our revenue and operating margins.

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

The current global recession may have significant effects on our customers and suppliers, which could adversely affect our business, operating results and financial condition.

The current global recession, as well as a slow recovery period, may lead to lower demand for our services, increased incidences of our customers’ inability to pay for our services, or the insolvency of our customers. In addition, if our suppliers face challenges in obtaining credit, selling their products or otherwise in operating their businesses profitably, they may raise prices, lower production levels or cease operations. Many economists are now predicting that the current recession in the United States economy and the global economy may be prolonged as a result of the deterioration in the credit markets and related financial crisis, as well as a variety of other factors. Any of these events may negatively impact our sales, revenue generation and margins, and consequently adversely affect our business, operating results and financial condition.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.

As of December 31, 2008, on a pro forma basis after giving effect to the 2009 Sub Holdco Notes Offering and the Tender Offer, (a) Intelsat Sub Holdco and its subsidiaries would have had approximately $4.1 billion principal amount of total third-party debt (including the guarantee by Intelsat Sub Holdco and certain of its subsidiaries of Intelsat Jackson’s $1.0 billion senior unsecured credit agreement dated February 2, 2007 (the “Intelsat Jackson Senior Unsecured Credit Agreement”) and $810.9 million senior unsecured credit agreement dated July 1, 2008 (the “New Intelsat Jackson Senior Unsecured Credit Agreement” and, together with the Intelsat Jackson Senior Unsecured Credit Agreement, the “Intelsat Jackson Unsecured Credit Agreements”) and Intelsat Jackson’s 9 1/4% Senior Notes due 2016 and 9 1/2% Senior Notes due 2016) on a consolidated basis, (b) Intermediate Holdco and its subsidiaries would have had approximately $4.5 billion principal amount of total third-party debt (including the guarantee by Intelsat Sub Holdco and certain of its subsidiaries of the Intelsat Jackson Unsecured Credit Agreements and Intelsat Jackson’s 9 1/4% Senior Notes due 2016 and 9 1/2% Senior Notes due 2016) on a consolidated basis, (c) Intelsat Jackson would have had approximately $9.3 billion principal amount of total third-party debt on a consolidated basis, (d) Intelsat Bermuda would have had approximately $14.3 billion principal amount of total third-party debt on a consolidated basis, approximately $2.5 billion of which would have been secured debt, (e) Intelsat, Ltd. would have had approximately $15.2 billion principal amount of total third-party debt on a consolidated basis, approximately $2.5 billion of which would have been secured debt, and (f) Intelsat Corp would have had approximately $3.4 billion principal amount of total third-party debt on a consolidated basis, approximately $2.2 billion of which would have been secured debt. In addition, as of December 31, 2008, Intelsat Sub Holdco and Intelsat Corp, the direct borrowers under their respective senior secured credit facilities, had $237.5 million (net of standby letters of credit) and $172.9 million (net of standby letters of credit), respectively, of availability under their senior secured credit facilities, all of which would be obligations of Intelsat Sub Holdco, Intelsat Corp or their respective guarantors. One of the lenders under our revolving credit facilities, representing approximately 12% of the aggregate lender commitments under each of Intelsat Sub Holdco’s and Intelsat Corp’s revolving credit facilities, equivalent to approximately $31.1 million and $20.8 million, respectively, of availability for each of Intelsat Sub Holdco and Intelsat Corp at December 31, 2008, did not provide any funds in response to September 2008 borrowing requests we made under each of the revolving credit facilities. We are currently pursuing various alternatives with other potential lenders to obtain commitments to fill this availability shortfall, but cannot as yet confirm whether we will be successful. The September 2008 revolver borrowings were subsequently repaid in full in December 2008.

The indentures and credit agreements governing a substantial portion of the outstanding debt of Intelsat Bermuda, Intelsat Jackson, Intermediate Holdco and Intelsat Sub Holdco and their respective subsidiaries permit each of these companies to make payments to their respective direct and indirect parent companies to fund the cash interest payments on such indebtedness, so long as no default or event of default shall have occurred and be continuing or would occur as a consequence thereof.

Our substantial indebtedness could have important consequences. For example, it could:

•

make it more difficult for us to satisfy obligations with respect to indebtedness, including through refinancing, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the indentures governing our notes and the agreements governing such other indebtedness;

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

Any of the factors listed above could materially and adversely affect our business and our results of operations. Furthermore, our interest expense could increase if interest rates rise because certain portions of our debt bear interest at floating rates. If we do not have sufficient cash flow to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

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

The terms of Intelsat Sub Holdco’s and Intelsat Corporation’s senior secured credit facilities, the Intelsat Jackson Unsecured Credit Agreements, the indentures governing our existing notes and the terms of our other indebtedness may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The credit agreements governing Intelsat Sub Holdco’s and Intelsat Corporation’s senior secured credit facilities, the Intelsat Jackson Unsecured Credit Agreements, the indentures governing our existing notes and our other outstanding indebtedness contain and any future indebtedness of ours would likely contain, a number of restrictive covenants imposing significant operating and financial restrictions on Intelsat Sub Holdco, Intermediate Holdco, Intelsat Jackson, Intelsat Bermuda, Intelsat, Ltd. and some or all of their subsidiaries, as well as on Intelsat Holding Corporation and Intelsat Corporation and certain of their subsidiaries, including restrictions that may limit Intelsat Sub Holdco’s, Intermediate Holdco’s, Intelsat Jackson’s, Intelsat Bermuda’s, Intelsat, Ltd.’s, Intelsat Holding Corporation’s, Intelsat Corporation’s or their respective subsidiaries’ ability to engage in acts that may be in our long-term best interests. The senior secured credit facilities of Intelsat Sub Holdco and Intelsat Corporation include a financial covenant that requires the applicable borrower not to exceed a maximum senior secured leverage ratio. In addition, the senior secured credit facilities require the applicable borrower to use a portion of the proceeds of certain asset sales, in excess of a specified amount, that are not reinvested in its business to repay indebtedness under such facilities.

The credit agreements governing the senior secured credit facilities, the Intelsat Jackson Unsecured Credit Agreements and the indentures governing our existing notes and our other outstanding indebtedness include or will include covenants restricting, among other things, the ability of Intelsat Sub Holdco, Intermediate Holdco, Intelsat Jackson, Intelsat Bermuda, and Intelsat Corporation, or their respective subsidiaries, to:

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

The operating and financial restrictions and covenants in our existing debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. A breach of any of the restrictive covenants in Intelsat Sub Holdco’s senior secured credit facilities or Intelsat Corp’s senior secured credit facilities could result in a default under the applicable senior secured credit facilities. If any such default occurs, the lenders under the applicable credit facilities may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, enforce their security interest or require us to apply all available cash to repay these borrowings. If this occurred under our senior secured credit facilities, this would result in an event of default under our existing notes and the Intelsat Jackson Unsecured Credit Agreements. The lenders under the senior secured credit facilities will also have the right in these circumstances to terminate any commitments they have to fund further borrowings. If Intelsat Sub Holdco or Intelsat Corporation were unable to repay outstanding borrowings when due, the lenders under the applicable senior secured credit facilities would have the right to proceed against the collateral granted to them to secure the debt owed to them. If the repayment of the debt under one or both of these senior secured credit facilities were to be accelerated, our assets might not be sufficient to repay such debt in full or to repay the notes and our other debt.

Our business is capital intensive, and we may not be able to raise adequate capital to finance our business strategies, or we may be able to do so only on terms that significantly restrict our ability to operate our business.

Implementation of our business strategy requires a substantial outlay of capital. As we pursue our business strategies and seek to respond to opportunities and trends in our industry, our actual capital expenditures may differ from our expected capital expenditures and there can be no assurance that we will be able to satisfy our capital requirements in the future. We currently expect that the majority of our liquidity requirements in 2009 will be satisfied by cash on hand, cash generated from our operations and borrowings under our revolving credit facilities. However, if we determine we need to obtain additional funds through external financing and are unable to do so, we may be prevented from fully implementing our business strategy.

The availability and cost to us of external financing depend on a number of factors, including our credit rating and financial performance and general market conditions. Both our credit rating, which was downgraded by Moody’s Investor Services Inc. in June 2006, in January 2008 and again in February 2009 and by Standard & Poor’s Ratings Group, or S&P, in June 2006, June 2007 and again in February 2008 (but only with respect to one tranche of our debt), and our ability to obtain financing generally, may be influenced by the supply and demand characteristics of the telecommunications sector in general and of the FSS sector in particular. Declines in our expected future revenue under contracts with customers and challenging business conditions faced by our customers are among the other factors that may adversely affect our credit. Other factors that could impact our credit rating include the amount of debt in our current capital structure, activities associated with our strategic initiatives, our expected future cash flows and the capital expenditures required to execute our business strategy. The overall impact on our financial condition of any transaction that we pursue may be negative or may be negatively perceived by the financial markets and ratings agencies and may result in adverse rating agency actions with respect to our credit rating. A credit rating downgrade or deterioration in our financial performance could limit our ability to obtain financing or could result in any such financing being available only at greater cost or on more restrictive terms than might otherwise be available.

Our indentures and the agreements related to Intelsat Sub Holdco’s and Intelsat Corporation’s senior secured credit facilities and the Intelsat Jackson Unsecured Credit Agreements impose restrictions on us that may limit our flexibility in conducting our business and implementing our strategies. For example, Intelsat Sub Holdco’s and Intelsat Corporation’s senior secured credit facilities contain financial and operating covenants that, among other things, require the applicable borrower not to exceed a maximum senior secured leverage ratio and limit their ability to pledge their assets as security for additional borrowings. These restrictions will likely make it more difficult for us to obtain further external financing if we require it and could significantly restrict our ability to operate our business.

Long-term disruptions in the capital and credit markets as a result of uncertainty due to the current global recession, changing or increased regulation or failures of significant financial institutions could adversely affect our access to capital. If financial market disruptions intensify it may make it difficult for us to raise additional capital or refinance debt when needed, on acceptable terms or at all. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures and reducing or eliminating other discretionary uses of cash.

We may become subject to unanticipated tax liabilities that may have a material adverse effect on our results of operations.

Intelsat, Ltd., Intelsat Bermuda, Intelsat Jackson and certain of their subsidiaries are Bermuda-based companies, and we believe that a significant portion of the income derived from our communications network will not be subject to tax in Bermuda, which currently has no corporate income tax, or in other countries in which we conduct activities or in which our customers are located, including the United States and the United Kingdom. However, this belief is based on the anticipated nature and conduct of our business, which may change. It is also based on our current position under the tax laws of the countries in which we have assets or conduct activities. This position is subject to review and possible challenge by taxing authorities and to possible changes in law that may have a retroactive effect. For example, Intelsat, Ltd. and its non-U.S. subsidiaries intend to conduct their operations (and believe they have conducted their operations to date) so that Intelsat, Ltd. and its non-U.S. subsidiaries will not be (and have not been) engaged in a trade or business within the United States, will not earn (and have not earned) income effectively connected with such a business that would be subject to U.S. federal income tax and will not be subject (and have not been subject) to significant U.S. withholding tax. However, the U.S. Internal Revenue Service may conclude that Intelsat, Ltd. and/or its non-U.S. subsidiaries have engaged in a trade or business within the United States and/or have been subject to significant U.S. withholding tax. Such a determination could result in a substantial unanticipated tax liability for us. In addition, legislation is proposed from time to time in various jurisdictions, relating to changes in laws which, if enacted, could have a material adverse effect on our results of operations.

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

Almost all of our customers pay for our services in U.S. dollars, although we are exposed to some risk related to customers who do not pay in U.S. dollars. Fluctuations in the value of non-U.S. currencies may make payment in U.S. dollars more expensive for our non-U.S. customers. In addition, our non-U.S. customers may have difficulty obtaining U.S. currency and/or remitting payment due to currency exchange controls.

Our New Sponsors control us and may have conflicts of interest with us in the future.

Intelsat Holdings is controlled by affiliates of the New Sponsors and the funds advised by or associated with the New Sponsors. The New Sponsors, together with certain members of our senior management team and other designated employees, beneficially own substantially all of the equity interests in Intelsat Global, which is the direct parent of Intelsat Global Subsidiary, which is the direct parent of Intelsat Holdings, which is the direct parent of Intelsat, Ltd. and the indirect parent of Intelsat Bermuda. The New Sponsors also own a portion of the outstanding notes issued by Intelsat Bermuda. The New Sponsors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of shareholders. For example, the New Sponsors could cause us to make acquisitions that increase the amount of our indebtedness. Additionally, the New Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The New Sponsors may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the New Sponsors continue to own a significant amount of the equity of Intelsat Global, they will continue to be able to strongly influence or effectively control our decisions.

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

•	problems with the control systems of the satellites, including:

•	failure of the primary and/or backup SCP; and

•	failure of the XIPS used on certain Boeing satellites, which is an electronic propulsion system that maintains the spacecraft’s proper in-orbit position; and/or

•	general failures resulting from operating satellites in the harsh space environment.

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

We have experienced some technical problems with our current satellite fleet. Many of these problems have been component failures and anomalies, such as anomalies in our Galaxy 27 satellite in November 2004, our IS-804 satellite in January 2005, our IS-802 satellite in September 2006 and our Galaxy 26 satellite in June 2008, as described elsewhere in this Annual Report.

Our Galaxy 26 and Galaxy 27 satellites experienced sudden anomalies in their electrical distribution systems that resulted in the loss of control of the satellites and the interruption of customer services on the satellites. We participated in failure review boards with the manufacturer, SS/L, to investigate the causes of the Galaxy 26 and Galaxy 27 satellite anomalies. The boards identified the likely root cause of the anomalies as a design flaw that is affected by a number of parameters and in some extreme cases can result in an electrical system anomaly. This design flaw exists on three of our satellites, Galaxy 27, Galaxy 26 and IS-8.

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

Certain of the BSS 601 HP satellites have experienced various problems associated with their XIPS. We currently operate five satellites of this type, one of which has experienced failures of both XIPS. We may in the future experience similar problems associated with XIPS or other propulsion systems on our satellites. In 2004, based on a review of available data, we reduced our estimate of the service life of one of our BSS 601 HP satellites, IS-9, and as a result, we accelerated depreciation expense related to this satellite.

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

Launch vehicles may also under-perform, in which case the satellite may still be placed into service by using its onboard propulsion systems to reach the desired orbital location, resulting in a reduction in its service life. In addition, although we have had launch insurance on all of our launches to date, if we were not able to obtain launch insurance on reasonable terms and a launch failure were to occur, we would directly suffer the loss of the cost of the satellite and related costs, which could be more than $200 million.

Since 1975, we and the entities we have acquired have launched 103 satellites. Eight of these satellites were destroyed as a result of launch failures. In addition, certain launch vehicles that we have used or are scheduled to use have experienced launch failures in the past. Launch failure rates vary according to the launch vehicle used.

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

Our dependence on outside contractors could result in increased costs and delays related to the launch of our new satellites, which would in turn adversely affect our business, operating results and financial condition.

There are a limited number of companies that we are able to use to launch our satellites and a limited number of commercial satellite launch opportunities available in any given time period. Adverse events with respect to our launch service providers, such as satellite launch failures, could result in increased costs or delays in the launch of our satellites. General economic conditions may also affect the ability of launch providers to provide launch services on commercially reasonable terms or to fulfill their obligations in terms of launch dates, pricing, or both. In the event that our launch service providers are unable to fulfill their obligations, we may have difficulty procuring alternative services in a timely manner and may incur significant additional expenses as a result. Any such increased costs and delays could have a material adverse effect on our business, operating results and financial condition.

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

Our operation of existing satellites is authorized and regulated by the FCC, the U.K. Office of Communications (“Ofcom”), the telecommunications licensing authority in Papua New Guinea, known as PANGTEL, the telecommunications ministry of Japan, and the regulatory agency of Germany, known as BNetzA. If we do not maintain authorizations for our existing satellites, we would not be able to operate the satellites covered by those authorizations, unless we obtained authorization from another licensing jurisdiction. Some of our authorizations provide waivers of technical regulations. If we do not maintain these waivers, we would be subject to operational restrictions or interference that would affect our use of existing satellites. Loss of a satellite authorization could cause us to lose the revenue from services provided by that satellite at a particular orbital location to the extent these services cannot be provided by satellites at other orbital locations.

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

Our in-orbit satellites do not currently occupy all of the orbital locations for which we have obtained regulatory authorizations. If we are unable to place satellites into currently unused orbital locations by specified deadlines and in a manner that satisfies the ITU, or national regulatory requirements, or if we are unable to maintain satellites at the orbital locations that we currently use, we may lose our rights to use these orbital locations and the locations could become available for other satellite operators to use. We cannot operate our satellites without a sufficient number of suitable orbital locations in which to place the satellites. The loss of one or more of our orbital locations could negatively affect our plans and our ability to implement our business strategy.

Coordination results may adversely affect our ability to use a satellite at a given orbital location for our proposed service or coverage area.

We are required to record frequencies and orbital locations used by our satellites with the ITU and to coordinate the use of these frequencies and orbital locations in order to avoid interference to or from other satellites. The results of coordination may adversely affect our use of satellites at particular orbital locations. If we are unable to coordinate our satellites by specified deadlines, we may not be able to use a satellite at a given orbital location for our proposed service or coverage area. The use of our satellites may also be temporarily or permanently adversely affected if the operation of adjacent satellite networks does not conform to coordination agreements resulting in the acceptable interference levels being exceeded (e.g., due to operational errors associated with the transmissions to adjacent satellite networks).

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

We own the two facilities in which most of our operations and employees are located in Washington, D.C. and Ellenwood, Georgia. We own the Washington, D.C. building where our administrative headquarters and primary satellite operations center are located. The land that underlies this building is leased from the U.S. government pursuant to a lease that expires in 2081. The building has approximately 917,000 gross square feet, of which approximately 546,500 square feet is used for office space and satellite operations facilities. See Item 1—Business—Our Network—Network Operations and Current Ground Facilities for descriptions of these facilities. The building also houses the majority of our sales and marketing support staff and other administrative personnel. We also lease approximately 25,785 square feet in Bethesda, Maryland where the employees of our Intelsat General subsidiary are located.

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

We use a worldwide ground network to operate our satellite fleet and to manage the communications services that we provide to our customers. This network is comprised of 49 owned and leased earth station and teleport facilities around the world, including 21 earth stations that perform TT&C services.

The six TT&C earth stations in our ground network which we own are located in Ellenwood, Georgia, Fillmore, Napa and Riverside, California, Paumalu, Hawaii and Fuchsstadt, Germany. We lease facilities at 15 other locations for TT&C services. We also contract with the owners of some of these TT&C stations for the provision of additional services. Other earth stations in our ground network include earth stations in locations such as Argentina, Australia, Bahrain, India, Italy, South Korea, Russia, South Africa, French Polynesia, Taiwan, Uruguay and the United Arab Emirates. Our network also consists of the leased communications links that connect the earth stations to our satellite operations center located at our Washington, D.C. building and to our back-up operations facility.

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

We lease office space in Hamilton, Bermuda, London, England, and Wilton, Connecticut. Our Bermuda office was established in 2001 and serves as the headquarters for Intelsat Global, Intelsat Global Subsidiary,

Intelsat Holdings, Intelsat, Ltd., Intelsat Bermuda, Intelsat Jackson, Intermediate Holdco and Intelsat Sub Holdco. Our London office houses the employees of Intelsat Global Sales, our sales and marketing subsidiary, and functions as our global sales headquarters. The Wilton, Connecticut office formerly housed the administrative functions of the prior PanAmSat business. This facility is under a lease set to expire in 2011, and we subleased this space to third parties in mid-2007, when we discontinued our operations at this facility under our integration plans. We also lease office space in New York, Florida, Australia, Brazil, China, France, Germany, India, Japan, Luxembourg, Mexico, Singapore, South Africa and the United Arab Emirates for our local sales and marketing support offices.

Item 3.	Legal Proceedings

We are subject to litigation in the ordinary course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable.

Item 6.	Selected Financial Data

The following selected historical consolidated financial data should be read in conjunction with, and is qualified by reference to, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and their notes included elsewhere in this Annual Report. The consolidated statement of operations data and consolidated cash flow data for the years ended December 31, 2006 and 2007, for the period January 1, 2008 to January 31, 2008 (predecessor entity) and the period February 1, 2008 to December 31, 2008 (successor entity), and the consolidated balance sheet data as of December 31, 2007 and 2008 have been derived from consolidated financial statements audited by KPMG LLP, an independent registered public accounting firm, included elsewhere in this Annual Report. The consolidated statement of operations data and consolidated cash flow data for the years ended December 31, 2004, the period January 1, 2005 to January 31, 2005 (predecessor entity) and the period February 1, 2005 to December 31, 2005 (predecessor entity) and the consolidated balance sheet data as of December 31, 2004, 2005 and 2006 have been derived from consolidated financial statements that are not included in this Annual Report.

	Predecessor Entity		Predecessor Entity				Successor Entity
	Year Ended December 31, 2004	January 1 to January 31, 2005	February 1 to December 31, 2005	Year Ended December 31,		January 1 to January 31, 2008	February 1 to December 31, 2008
				2006	2007
	(in thousands)
Consolidated Statement of Operations Data
Revenue	$1,043,906	$97,917	$1,073,566	$1,662,666	$2,183,079	$190,261	$2,174,640
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	178,253	26,939	215,590	274,280	323,557	25,683	337,466
Selling, general and administrative	152,111	55,491	142,824	198,189	238,490	18,485	182,957
Depreciation and amortization	457,372	39,184	534,329	701,517	784,120	64,157	795,663
Restructuring and transaction costs	6,640	263	—	26,452	9,258	313,102	1,926
Impairment of asset value	84,380	69,227	—	48,974	—	—	390,444
Loss on undesignated interest rate swaps	—	—	—	11,731	11,699	11,431	155,305

Total operating expenses	878,756	191,104	892,743	1,261,143	1,367,124	432,858	1,863,761

Operating income (loss) from continuing operations	165,150	(93,187)	180,823	401,523	815,955	(242,597)	310,879
Interest expense, net	138,869	12,024	365,418	724,141	992,750	80,275	1,294,882
Other income (expense), net	(2,384)	(115)	(8,191)	(27,246)	(137)	535	(11,864)

Income (loss) from continuing operations before income taxes	23,897	(105,326)	(192,786)	(349,864)	(176,932)	(322,337)	(995,867)
Provision for (benefit from) income taxes	18,647	4,400	22,772	18,850	14,957	(10,476)	(109,561)

Income (loss) from continuing operations	5,250	(109,726)	(215,558)	(368,714)	(191,889)	(311,861)	(886,306)
Loss from discontinued operations, net of tax and minority interest	(43,929)	—	—	—	—	—	—

Net loss	$(38,679)	$(109,726)	$(215,558)	$(368,714)	$(191,889)	$(311,861)	$(886,306)

Consolidated Cash Flow Data
Net cash provided by operating activities	$659,117	$11,384	$493,628	$448,556	$557,021	$19,619	$876,143
Net cash provided by (used in) investing activities.	(654,444)	37,608	(112,795)	(3,304,607)	(540,988)	(24,701)	(409,897)
Net cash provided by (used in) financing activities	(415,829)	(475)	(216,398)	3,079,761	(173,602)	(22,304)	(1,504,431)

Other Data
Capital expenditures	$288,589	$953	$132,554	$152,086	$543,612	$24,701	$397,759

	Predecessor Entity	Predecessor Entity			Successor Entity
	As of December 31,	As of December 31,			As of December 31,
	2004	2005	2006	2007	2008
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$141,320	$360,070	$583,656	$426,569	$470,211
Satellites and other property and equipment, net	3,637,357	3,237,341	4,729,135	4,586,348	5,339,671
Total assets	4,794,256	5,294,444	12,401,408	12,053,332	17,657,332
Total debt	1,948,135	4,801,113	11,279,615	11,265,404	14,873,333
Shareholder’s equity (deficit)	2,305,821	(206,265)	(541,341)	(722,384)	504,347

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our historical consolidated financial statements covers periods before and after the New Sponsors Acquisition Transactions and the PanAmSat Acquisition Transactions. This discussion should be read together with Item 6—Selected Financial Data and our consolidated financial statements and their notes included elsewhere in this Annual Report. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and, unless otherwise indicated, the other financial information contained in this Annual Report has also been prepared in accordance with U.S. GAAP. See “Forward-Looking Statements” and Item 1A—Risk Factors for a discussion of factors that could cause our future financial condition and results of operations to be different from those discussed below. Certain monetary amounts, percentages and other figures included in this Annual Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them. Unless otherwise indicated, all references to “dollars” and “$” in this Annual Report are to, and all monetary amounts in this Annual Report are presented in, U.S. dollars.

Overview

We are a leading provider of fixed satellite services worldwide. We provide service on a global fleet of 52 satellites and seven owned teleports and terrestrial facilities. We supply video, data and voice connectivity in approximately 200 countries and territories for approximately 1,800 customers, many of which we have had relationships with for over 30 years. We have one of the largest, most flexible and one of the most reliable satellite fleets in the world, which covers over 99% of the world’s population. Our satellite fleet is operated via ground facilities used to monitor and control our satellites and is complemented by a terrestrial network of teleports, points of presence and leased fiber links for the provision of our hybrid managed services. We have undertaken a number of strategic initiatives to expand our business regionally and by customer applications, including the acquisition of satellites serving North America and most recently the PanAmSat Acquisition Transactions which included the acquisition of a satellite service provider to the government sector.

Recent Debt Transactions

On February 12, 2009, our indirect subsidiary, Intelsat Sub Holdco, purchased $114.2 million of Intelsat, Ltd.’s outstanding 7 5/8% Senior Notes due 2012 for $93.3 million and $346.5 million of Intelsat, Ltd.’s outstanding 6 1/2% Senior Notes due 2013 for $254.6 million pursuant to the Tender Offer. Intelsat Sub Holdco funded the Tender Offer through an offering of $400.0 million aggregate principal amount at maturity of 8 7/8% Senior Notes due 2015, Series B, which yielded $348.3 million of cash proceeds at issuance, together with cash on hand. The net proceeds of the 2009 Sub Holdco Notes Offering were used to fund the Tender Offer, to pay related fees and expenses and for general corporate purposes. The new notes have terms substantially similar to Intelsat Sub Holdco’s outstanding 8 7/8% Senior Notes due 2015 issued in June 2008. The purchased Intelsat, Ltd. notes are being held by Intelsat Sub Holdco as an investment.

Impact of Significant Transactions

The New Sponsors Acquisition Transactions

On February 4, 2008, Serafina completed its acquisition of 100% of the equity ownership of Intelsat Holdings for total cash consideration of approximately $5.0 billion. The former shareholders of Intelsat Holdings (other than management) sold 100% of their equity interests in Intelsat Holdings. Upon closing, management contributed to Serafina Holdings the portion of their equity interests in Intelsat Holdings not purchased for cash by Serafina in exchange for equity interests in Serafina Holdings (which was renamed Intelsat Global, Ltd. on February 8, 2008).

In order to finance the New Sponsors Acquisition, Serafina borrowed $4.96 billion in aggregate principal amount of term loans under a $2.81 billion senior unsecured bridge loan credit agreement, dated as of February 4, 2008 (the “Senior Bridge Loan Credit Agreement”) and a $2.15 billion senior unsecured payment-in-kind election bridge loan credit agreement, dated as of February 4, 2008 (the “PIK Election Bridge Loan Credit Agreement” and, together with the Senior Bridge Loan Credit Agreement, the “Bridge Loan Credit Agreements”). See—Liquidity and Capital Resources.

Immediately following the New Sponsors Acquisition, Intelsat Bermuda, our direct wholly-owned subsidiary, transferred certain of its assets (including all of its direct and indirect ownership interests in our subsidiaries) and certain of its liabilities and obligations to a newly formed direct wholly-owned subsidiary, Intelsat Jackson, pursuant to an assignment and assumption agreement (the “Intelsat Bermuda Transfer”). Following the Intelsat Bermuda Transfer, Intelsat Jackson became the owner of substantially all of Intelsat Bermuda’s assets and the obligor with respect to substantially all of Intelsat Bermuda’s liabilities and obligations, and Intelsat Bermuda no longer had any rights or obligations with respect to such assets and liabilities. Immediately after the consummation of the Intelsat Bermuda Transfer, Serafina assigned certain of its assets and liabilities to Intelsat Bermuda (the “Serafina Assignment”), including Serafina’s rights and obligations under the Bridge Loan Credit Agreements and a Commitment Letter, dated as of June 19, 2007, among Serafina and certain banks, related to the financing of the New Sponsors Acquisition, as amended by the Commitment Letter Amendment, dated as of February 7, 2008 (the “Financing Commitment Letter”). In addition, Intelsat Sub Holdco and Intelsat Corp entered into amendments to their existing senior secured credit facilities, and Intelsat Corp entered into a joinder agreement to its existing credit agreement, to facilitate the New Sponsors Acquisition. In connection with the New Sponsors Acquisition, on February 7, 2008, Intelsat Jackson redeemed pursuant to their terms all $260.0 million of its outstanding Floating Rate Senior Notes due 2013 and all $600.0 million of its outstanding Floating Rate Senior Notes due 2015, and on March 6, 2008, Intelsat, Ltd. redeemed pursuant to their terms all $400.0 million of its outstanding 5 1/4% Senior Notes due 2008. The New Sponsors Acquisition and the transactions described above are collectively referred to as the New Sponsors Acquisition Transactions.

Immediately upon the closing of the New Sponsors Acquisition, the Intelsat Bermuda and Intelsat Sub Holdco monitoring fee agreements with the Former Sponsors were terminated. Intelsat Bermuda entered into a new monitoring fee agreement (the “2008 MFA”) with BC Partners and Silver Lake Management Company III, L.L.C. (together, the “2008 MFA parties”), pursuant to which the 2008 MFA parties provide certain monitoring, advisory and consulting services to Intelsat Bermuda.

The New Sponsors Acquisition resulted in a change of control under the indentures governing certain of our outstanding series of notes and the Intelsat Jackson Senior Unsecured Credit Agreement, giving the holders of those notes and loans the right to require the respective issuers to repurchase such notes and the borrower to repay such loans at 101% of their principal amount, plus accrued interest to the date of repurchase or repayment. During the second and third quarters of 2008, the relevant entities completed each such change of control offer, financing the repurchases and repayment through backstop unsecured credit agreement borrowings under the Financing Commitment Letter or with proceeds from offerings of notes and a new unsecured term loan borrowing. See—Liquidity and Capital Resources—Long Term Debt—New Sponsors Acquisition Financing—Change of Control Offers and—Liquidity and Capital Resources—Long Term Debt—New Sponsors Acquisition Financing—2008 Debt Refinancings.

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

In connection with the completion of the New Sponsors Acquisition Transactions, we recorded $313.1 million of transaction costs within restructuring and transaction costs in our consolidated statements of operations during the predecessor period January 1, 2008 to January 31, 2008. These costs included $197.2 million of costs associated with the repurchase or cancellation of restricted shares and SCAs of Intelsat Holdings, an advisory service fee of $60.0 million paid to the 2008 MFA parties, and $55.3 million in professional fees.

The New Sponsors Acquisition was accounted for by Intelsat Holdings under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. As a result, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. In accordance with Topic 5J of the codified SEC Staff Accounting Bulletins, the purchase accounting adjustments have been “pushed down” and recorded in our consolidated financial statements, which resulted in a new basis of accounting for the “successor period” beginning after the consummation of the New Sponsors Acquisition. Determining fair values required us to make significant estimates and assumptions. In order to develop estimates of fair values, we considered the following generally accepted valuation approaches: the cost approach, the income approach and the market approach. Our estimates included assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends. While we believe that the estimates and assumptions underlying the valuation methodologies were reasonable, different assumptions could have resulted in different market values. The purchase price allocation was finalized during the year ended December 31, 2008.

The 2007 Refinancings

On January 12, 2007, Intelsat Bermuda issued $600.0 million in Floating Rate Senior Notes due 2015 (the “Refinancing Notes”). The net proceeds of this offering, together with cash on hand, were used to repay Intelsat Bermuda’s then outstanding $600.0 million Senior Unsecured Bridge Loan, and to pay related fees and expenses. On January 19, 2007, Intelsat Sub Holdco amended the New Sub Holdco Credit Agreement to reduce the Term Loan B facility interest rate from a range of London Interbank Offered Rate (“LIBOR”) plus 2.00% to LIBOR plus 2.25% to a range of LIBOR plus 1.75% to LIBOR plus 2.00%. Also on January 19, 2007, Intelsat Corporation further amended its Amended and Restated Credit Agreement to reduce the Term Loan A-3 interest rate and Term Loan B-2 interest rate from a range of LIBOR plus 2.125% to LIBOR plus 2.875% to a range of LIBOR plus 1.75% to LIBOR plus 2.00%. The interest rate ranges were again amended effective February 4, 2008. In addition, on February 2, 2007, Intelsat Bermuda borrowed a $1.0 billion term loan due 2014 pursuant to the Intelsat Jackson Senior Unsecured Credit Agreement, which was assumed by Intelsat Jackson as part of the Intelsat Bermuda Transfer. The proceeds of the borrowing thereunder were contributed to Intermediate Holdco, and Intermediate Holdco contributed the proceeds to Intelsat Sub Holdco, which used the proceeds, together with cash on hand, to redeem its outstanding $1.0 billion Floating Rate Senior Notes due 2012 and pay the related premium, fees and expenses. The issuance of the Refinancing Notes, the amendments to Intelsat Sub Holdco’s and Intelsat Corporation’s credit agreements, the borrowing under the Intelsat Bermuda Unsecured Credit Agreement and the related repayment of Intelsat Bermuda’s Senior Unsecured Bridge Loan and redemption of Intelsat Sub Holdco’s $1.0 billion Floating Rate Senior Notes due 2012 are referred to collectively as the 2007 Refinancings.

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

In addition, on July 3, 2006, we incurred substantial debt to finance this acquisition, including $260.0 million principal amount of Floating Rate Senior Notes due 2013, $1.33 billion principal amount of 11 1/4% Senior Notes due 2016 and $750.0 million principal amount of 9 1/4% Senior Notes due 2016, issued by Intelsat Bermuda (collectively, the “Intelsat Bermuda Senior Notes”); $575.0 million in aggregate principal amount of 9% Senior Notes due 2016 issued by Intelsat Corp (the “Intelsat Corp 2016 Senior Notes”); and a borrowing by Intelsat Bermuda under a new $600.0 million senior unsecured credit facility (the “Senior Unsecured Bridge Loan”). In connection with the PanAmSat Acquisition Transactions, Intelsat Sub Holdco also terminated its prior senior secured credit facilities and entered into new senior secured credit facilities under a credit agreement referred to as the Sub Holdco Credit Agreement, and Intelsat Corp amended and restated its existing senior secured credit facilities, under a credit agreement referred to as the Intelsat Corp Amended and Restated Credit Agreement, to change certain of the terms thereunder.

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

Following consummation of the PanAmSat Acquisition Transactions, Intelsat General, a wholly-owned indirect subsidiary of Intelsat Sub Holdco, acquired G2 Satellite Solutions Corporation, a subsidiary of PanAmSat Corporation that conducted the government services business of PanAmSat Corporation, for cash consideration of $73.0 million by means of a merger in which G2 Satellite Solutions Corporation merged into Intelsat General with Intelsat General continuing as the surviving entity (the “Government Business Merger”).

Following the completion of the PanAmSat Acquisition Transactions, substantially all of the employees of Intelsat Global Service Corporation, an indirect subsidiary of Intelsat Bermuda, were transferred to Intelsat Corp on July 3, 2006 pursuant to an employee transfer agreement. In addition, substantially all of the direct and indirect subsidiaries of Intelsat Holdings entered into a master intercompany services agreement pursuant to which these entities provide services to each other. In each case, services are provided on terms that are not materially less favorable to each party than are available on an arm’s length basis and on terms that the relevant boards of directors have determined to be fair.

Upon the completion of the PanAmSat Acquisition Transactions, we renamed PanAmSat Holdco and PanAmSat Corporation as Intelsat Holding Corporation and Intelsat Corporation, respectively.

On May 30, 2006, PanAmSat Holdco commenced a tender offer (the “PanAmSat Tender Offer”) to purchase any and all of its then outstanding $416.0 million aggregate principal amount at maturity ($289.5 million accreted principal amount at March 31, 2006) 10 3/ 8% Senior Discount Notes due 2014 (the “10 3/8% discount notes”) for cash. Approximately 99.65% of the outstanding 10 3/8% discount notes were repurchased by PanAmSat Holdco upon completion of the PanAmSat Tender Offer on July 3, 2006. The 10 3/8% discount notes not tendered to PanAmSat Holdco in the PanAmSat Tender Offer, or approximately $1.5 million aggregate principal amount, were repurchased by PanAmSat Holdco on August 29, 2006.

Prior to and immediately after the PanAmSat Acquisition Transactions, Intelsat Bermuda extended to PanAmSat Holdco several loans (collectively, the “Intelsat Bermuda Loan”) in an aggregate principal amount at the time of borrowing equal to approximately $1.3 billion, the proceeds of which were used by PanAmSat Holdco to fund a portion of the purchase price of the PanAmSat acquisition and to fund the purchase of the 10 3/8% discount notes tendered in the PanAmSat Tender Offer, plus related fees.

In addition, Intelsat Bermuda created a new direct wholly-owned subsidiary organized in Gibraltar which owns all of the equity of a subsidiary organized in Luxembourg which owns all of the equity of a subsidiary organized in Poland (“Intelsat Poland”), which has registered a branch in Luxembourg (the “Intelsat Poland, Luxembourg Branch”). Following the consummation of the PanAmSat Acquisition Transactions, Intelsat Bermuda effected the contribution of the Intelsat Bermuda Loan to the Intelsat Poland, Luxembourg Branch. On October 30, 2006, Intelsat Bermuda executed a series of transactions which resulted in the shares of PanAmSat Holdco, which were previously held by Intelsat Bermuda, being held by the Intelsat Poland, Luxembourg Branch.

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

Mobile Satellite Services	• Voice, data and video services provided by third-party commercial mobile satellite services operators for which our government business is a reseller.

In addition, we earn revenue for a number of satellite-related consulting and technical services that are related to the lifecycle of satellite operations and related infrastructure, from satellite and launch vehicle procurement through TT&C services and related equipment sales.

According to transmission plans and traffic information supplied by our customers, we believe that our satellite capacity is used by our customers for various applications such as video, data, voice and broadband. We believe that the range of services for which our capacity is used contributes to the relatively high level of stability of our business. See Item 1—Business—Our Customer Sectors for descriptions of these principal customers and services.

We operate our business on a global basis, with almost every populated region of the world contributing to our revenue. The diversity of our revenue allows us to benefit from changing market conditions and lowers our risk from revenue fluctuations in our service applications and geographic regions.

Trends Impacting Our Revenue

Our revenue at any given time is partially dependent on the supply of communications capacity available in a geographic region, including capacity from other satellite providers and from competing technologies such as fiber optic cable networks, as well as the level of demand for that capacity. In recent years, we have generated new revenue on our global system from growth in demand for transponder services for use in video applications such as HDTV services and DTH television services, wireless network extensions, satellite-based private data networks and government services. In addition, new revenue has been generated from growth in demand for managed services for applications such as Internet backbone access and corporate broadband networks. There are a number of other factors affecting our revenue, including trends relating to the applications for which our capacity is used and the service types we offer, as well as pricing trends. Our satellite-related services revenue will be affected by the timing, number and type of consulting arrangements under contract. The margins for these services vary depending upon the amount of third-party services or hardware included, and will typically be substantially lower than for our satellite transponder services.

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

Revenue from services used for video applications, primarily transponder services and managed services for occasional video services (“OVS”) has increased in the last two years, primarily due to the impact of the PanAmSat Acquisition Transactions. Excluding the impact of the PanAmSat Acquisition Transactions, services used for video applications have been relatively flat over the last twelve months. This trend is due to flat demand for capacity in North America as certain customers accommodate capacity requirements for new channels by converting their higher bandwidth analog programming to more efficient digital programming. We expect the impact of this trend to diminish by early 2009 as the number of transponders in our network used for analog video services is limited and is declining. Industry trends impacting our services for video applications include increased demand for transponder services by programmers distributing high definition and standard definition programming, international programmers seeking to distribute their programming into other foreign markets, and increased demand for transponder services by DTH television service providers in international markets.

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

Excluding the impact of the Government Business Merger, services used for government service applications have been growing in the last two years. This trend is due to improved demand for our transponder services from the government sector, including demand for third-party mobile satellite services, which is resold by our government business. We expect that future trends in our government business will be impacted by requirements caused by regional events, which may not have a steady growth trajectory.

Pricing

We believe that the flexibility that we have to help our customers optimize their services and in pricing services in new markets has positively affected our revenue. Although the pricing of our services is fixed for the duration of existing service commitments, we price new and renew existing service commitments competitively to reflect regional demand and other market factors, subject to the contractual restrictions noted in the paragraph below. We believe that this flexibility in pricing our services will positively affect our revenue from certain geographic regions. Over the last three years, we experienced improved pricing trends in many of the regions we serve, as compared to unfavorable pricing trends that impacted our revenue in prior periods. In particular, the pricing trends improved in North America, Africa, the Middle East and Eastern Europe. Less favorable pricing dynamics existed in Asia and Latin America, generally due to overcapacity, although improved economic conditions are beginning to generate increased demand in these regions, resulting in some stabilization, particularly in Latin America. However, this could change as other operators launch new capacity into the region.

We are subject to contractual restrictions that constrain our ability to price services according to market rates in some limited circumstances. These contractual restrictions include the LCO protection provisions described in Item 1—Business—Certain Customer Service Agreements. LCO protection provisions apply to approximately 1.9% of our backlog as of December 31, 2008. From the date of our privatization through December 31, 2008, we had not been required to reduce prices for our LCO-protected service commitments.

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

Depreciation and amortization has also increased in recent years. This increase has been due primarily to depreciation expense associated with newly launched satellites, ground facilities associated with providing managed services, and depreciation associated with assets acquired in strategic transactions, as well as increases in fair values as a result of purchase accounting.

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue relate to costs associated with the operation and control of our satellites, our communications network and engineering support and consist principally of salaries and related employment costs, in-orbit insurance, earth station operating costs and facilities costs. Our direct costs of revenue fluctuate based on the number and type of services offered and under development. Our direct costs of revenue have increased as a result of the operations we acquired in the PanAmSat Acquisition Transactions. Additionally, we have continued to purchase capacity from other satellite providers, for instance, in support of customers’ specific technical requirements, related to some of the services provided by our government business, Intelsat General. We expect our direct costs of revenue to increase as we add customers, expand our managed services and satellite-related services and increase revenues from MSS and other services to our customers.

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

Selling, general and administrative expenses also include fees for professional services and fees payable to the Former Sponsors and related parties and the New Sponsors and related parties in support of the PanAmSat Acquisition Transactions, the New Sponsors Acquisition Transactions and other strategic activities, which have been significant in recent periods due to the high level of transaction activity. Selling, general and administrative expenses fluctuate with the number of customers served and the number and types of services offered. These costs also fluctuate with the number of jurisdictions and markets in which we operate, as well as the number of regional offices we operate. However, fluctuations in these expenses are not always directly proportional to changes in these factors, because our systems have been designed to accommodate some level of growth and because we have implemented a fully integrated operating philosophy and structure in order to capture economies of scale as our business grows.

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

Capital assets are depreciated or amortized on a straight-line basis over their estimated useful lives. The remaining depreciable lives of our satellites range from less than one year to 16 years. As a result of the PanAmSat Acquisition Transactions and the New Sponsors Acquisition Transactions, our depreciation and amortization costs have increased, principally due to depreciation costs we incur on the acquired satellites and the amortization of acquired intangible assets, as well as increases in fair values as a result of purchase accounting.

Impairment Charges

We recorded a non-cash impairment charge of $49.0 million in the third quarter of 2006 related to the write-down of the IS-802 satellite to its fair value after a partial loss of the satellite. We recorded a non-cash impairment charge of $63.6 million during the second quarter of 2008 related to the write-down of the Galaxy 26 satellite to its fair value after a partial loss of the satellite. We also recorded $326.8 million in non-cash impairment charges in connection with our 2008 annual impairment assessment of our orbital locations. See—Critical Accounting Policies—Asset Impairment Assessments.

Backlog

We benefit from strong visibility of our future revenues. Our backlog, which is our expected future revenue under all our customer contracts, but includes only our pro rata share of backlog of our joint venture investments, was approximately $8.8 billion as of December 31, 2008. As of December 31, 2008, the weighted average remaining customer contract life was approximately 4.4 years. We currently expect to deliver services associated with approximately $2.0 billion, or approximately 22%, of our December 31, 2008 backlog during the year ending December 31, 2009. Based on our backlog at December 31, 2008, we expect to recognize at least $116.6 million in channel applications revenue over the next twelve months. The amount included in backlog represents the full service charge for the duration of the contract and does not include termination fees. As of December 31, 2008, 97% of our total backlog related to contracts that either were non-cancellable or had substantial termination fees. Our expected future revenue under contractual backlog as of December 31, 2008 was as follows:

Period	(in millions)
2009	$1,965.1
2010	1,494.3
2011	1,167.4
2012	882.4
2013	759.7
2014 and thereafter	2,569.2

Total	$8,838.1

Our backlog by service type as of December 31, 2008 was as follows:

Service Type	Amount	Percent
	(in millions, except percentages)
Transponder services	$7,491.1	85%
Managed services	501.9	6
Mobile satellite services and other	319.1	3
Channel	526.0	6

Total	$8,838.1	100%

We believe this backlog and the resulting predictable cash flows in the FSS sector reduce the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

Results of Operations

Years Ended December 31, 2007 and 2008

As a result of the consummation of the New Sponsors Acquisition, the financial results for 2008 have been separately presented for the “Predecessor Entity” for the period January 1, 2008 to January 31, 2008 and for the “Successor Entity” for the period February 1, 2008 to December 31, 2008. As a result of the New Sponsors Acquisition, the reported results of operations for the years ended December 31, 2007 and 2008 are not necessarily comparable. The primary differences include higher interest expense resulting from the acquisition financing and higher depreciation and amortization cost principally due to the fair value adjustments to long-lived assets in connection with the New Sponsors Acquisition Transactions. The historical results are not necessarily indicative of results to be expected for any future period.

For comparative purposes, we combined the periods from January 1, 2008 through December 31, 2008 in our discussion below, as we believe this combination is useful to provide the reader a year-over-year comparison for purposes of understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. This combination of results for the Predecessor Entity and Successor Entity periods facilitates an investor’s understanding of our results of operations for 2007 compared to the combined year ended December 31, 2008. However, this combination is not a U.S. GAAP measure and should not be used in isolation or substituted for the separate Predecessor Entity and Successor Entity results.

	Predecessor Entity	Successor Entity	Combined
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008	Year Ended December 31, 2008
	(in thousands)
Revenue	$190,261	$2,174,640	$2,364,901
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	25,683	337,466	363,149
Selling, general and administrative	18,485	182,957	201,442
Depreciation and amortization	64,157	795,663	859,820
Restructuring and transaction costs	313,102	1,926	315,028
Impairment of asset value	—	390,444	390,444
Loss on undesignated interest rate swaps	11,431	155,305	166,736

Total operating expenses	432,858	1,863,761	2,296,619

Income (loss) from operations	(242,597)	310,879	68,282
Interest expense, net	80,275	1,294,882	1,375,157
Other income (expense), net	535	(11,864)	(11,329)

Loss before income taxes	(322,337)	(995,867)	(1,318,204)
Benefit from income taxes	(10,476)	(109,561)	(120,037)

Net loss	$(311,861)	$(886,306)	$(1,198,167)

The following table sets forth our comparative statements of operations for the year ended December 31, 2007 and for the combined year ended December 31, 2008, with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented:

		Combined	Combined Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
	Year Ended December 31, 2007	Year Ended December 31, 2008	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Revenue	$2,183,079	$2,364,901	$181,822	8%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	323,557	363,149	39,592	12
Selling, general and administrative	238,490	201,442	(37,048)	(16)
Depreciation and amortization	784,120	859,820	75,700	10
Restructuring and transaction costs	9,258	315,028	305,770	NM
Impairment of asset value	—	390,444	390,444	NM
Loss on undesignated interest rate swaps	11,699	166,736	155,037	NM

Total operating expenses	1,367,124	2,296,619	929,495	68

Income from operations	815,955	68,282	(747,673)	(92)
Interest expense, net	992,750	1,375,157	382,407	39
Other expense, net	(137)	(11,329)	(11,192)	NM

Loss before income taxes	(176,932)	(1,318,204)	(1,141,272)	NM
Provision for (benefit from) income taxes	14,957	(120,037)	(134,994)	NM

Net loss	$(191,889)	$(1,198,167)	$(1,006,278)	NM %

Income from Operations

Our income from operations decreased by $747.7 million, or 92%, for the combined year ended December 31, 2008 as compared to the year ended December 31, 2007. The year-over-year comparisons of our financial results are affected by material pre-tax charges as discussed below:

•

a $390.4 million non-cash impairment charge in 2008, of which $326.8 million was related to the impairment of our orbital locations as a result of our annual impairment analysis of non-amortizable intangible assets and $63.6 million was related to our Galaxy 26 satellite, which experienced a sudden and unexpected electrical distribution anomaly (see—Critical Accounting Policies—Asset Impairment Assessments);

•

a $305.8 million increase in restructuring and transaction costs primarily associated with the New Sponsors Acquisition Transactions, which in 2008 primarily consisted of $197.2 million related to the sale or cancellation of restricted shares and SCAs, a transaction fee of $60.0 million paid to entities affiliated or associated with the New Sponsors under the 2008 MFA and $55.3 million in seller professional fees; and

•	a $155.0 million decrease in the value of undesignated interest rate swaps as a result of changes in interest rates.

Revenue

The following table sets forth our comparative revenue by service type for the year ended December 31, 2007 (Predecessor Entity), the period January 1, 2008 to January 31, 2008 (Predecessor Entity), the period February 1, 2008 to December 31, 2008 (Successor Entity) and the combined year ended December 31, 2008, with the increase (decrease) and percentage changes between the year ended December 31, 2007 and the combined year ended December 31, 2008 presented:

	Predecessor Entity		Successor Entity	Combined
	Year Ended December 31, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008	Year Ended December 31, 2008	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Transponder services	$1,654,321	$146,344	$1,648,899	$1,795,243	$140,922	9%
Managed services	264,038	23,847	278,725	302,572	38,534	15
Channel	163,488	12,525	132,168	144,693	(18,795)	(11)
Mobile satellite services and other	101,232	7,545	114,848	122,393	21,161	21

Total	$2,183,079	$190,261	$2,174,640	$2,364,901	$181,822	8%

Revenue for the combined year ended December 31, 2008 increased by $181.8 million, or 8%, as compared to the year ended December 31, 2007. New business, strong renewals, expansion of existing contracts and improved contract terms contributed to the overall favorable trends. All regions reported revenue increases, with the Europe, the Africa and Middle East, and the North America regions showing the strongest gains. By service type, our revenue increased or decreased due to the following:

•

Transponder services—an aggregate increase of $140.9 million, due primarily to a $114.0 million increase in revenues from network services customers, which resulted from new capacity services and strong renewals in the Africa and Middle East and the Europe regions, and a $32.5 million increase in revenues from our government business customers resulting from new services and strong renewals in North America, offset partially by a decline in revenues from media customers, primarily in North America.

•

Managed services—an aggregate increase of $38.5 million, due primarily to a $23.1 million increase in revenue from network services customers, resulting from new business and service expansion in trunking and private line solutions and GXS broadband solutions in the Africa and Middle East, the North America and the Europe regions, an $11.7 million increase in revenues from managed video solutions for media customers primarily in the Europe and the Latin America and Carribean regions, and an increase of $3.7 million in revenues from managed services for our government business customers.

•

Channel—a decrease of $18.8 million related to continued declines from the migration of point-to point satellite traffic to fiber optic cables across transoceanic routes and the optimization of customer networks, a trend which we expect will continue.

•

Mobile satellite services and other—an aggregate increase of $21.2 million primarily due to a $3.5 million increase in satellite-related services sold mainly to customers in North America, a $10.5 million increase in usage based mobile services for our government business customers and a $7.2 million increase in professional services, including provision of customer premises equipment for our government business customers.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue increased by $39.6 million, or 12%, to $363.1 million for the combined year ended December 31, 2008 as compared to the year ended December 31, 2007. The increase was primarily due to:

•	a $27.1 million increase in cost of sales, fiber and third-party satellite capacity costs related to increased revenues;

•	a $10.5 million increase in cost of sales to support our satellite services program management; and

•	a $6.1 million increase in office and occupancy expense primarily due to building modification and maintenance programs; partially offset by

•	a $5.4 million decrease in other expenses primarily due to lower satellite-related insurance costs during the combined year ended December 31, 2008.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $37.0 million, or 16%, to $201.4 million for the combined year ended December 31, 2008 as compared to the year ended December 31, 2007. The decrease was primarily due to:

•	a $17.4 million decrease in bad debt expense due to improvements in the timing and amount of account collections, as well as the collection of certain accounts that had been reserved for;

•

a $12.3 million decrease in professional fees in the combined year ended December 31, 2008 due to heightened expenses incurred during the year ended December 31, 2007 to support our integration activities and other merger and acquisition activities; and

•	an $11.5 million decrease in staff expenses due to the departure of certain executive level staff and other staff reductions during the combined year ended December 31, 2008.

Depreciation and Amortization

Depreciation and amortization expense increased by $75.7 million, or 10%, to $859.8 million for the combined year ended December 31, 2008 as compared to the year ended December 31, 2007. This increase was primarily due to:

•

an increase of $89.7 million in depreciation and amortization expense primarily attributable to the write-up of our depreciable satellites and amortizable assets to fair value upon the closing of the New Sponsors Acquisition; and

•

an increase of $24.0 million in depreciation expense resulting from the full year impact of satellites placed into service during 2007 and the impact of satellites placed into service in 2008, primarily our Galaxy 17, IS-11, Galaxy 18 and Galaxy 19 satellites; partially offset by

•	a decrease of $33.6 million in depreciation expense due to certain satellites becoming fully depreciated in 2008.

Interest Expense, Net

Interest expense, net consists of the gross interest expense we incur less the amount of interest we capitalize related to capital assets under construction and less interest income earned during the year. Interest expense, net increased by $382.4 million, or 39%, to $1.4 billion for the combined year ended December 31, 2008. The increase in interest expense was principally due to the following:

•	an increase of $424.6 million due to the incurrence of approximately $3.7 billion of net additional indebtedness in connection with the New Sponsors Acquisition; and

•

an increase of $35.3 million related to the amortization of discounts resulting from the adjustments to fair value of our debt in purchase accounting in connection with the New Sponsors Acquisition and the higher principal and interest resulting from the change of control refinancings; partially offset by

•	a decrease of $44.3 million due to lower interest rates on our variable rate debt in 2008 as compared to 2007; and

•	a decrease of $38.1 million due to write-offs of debt issuance costs and premiums paid in 2007 in connection with the 2007 Refinancings.

The non-cash portion of total interest expense, net was $412.7 million for the combined year ended December 31, 2008 and included $210.5 million of paid-in-kind interest expense and $75.0 million of additional interest accrued to account for the escalation of the applicable interest rate margins under the effective interest method. The remaining non-cash interest expense was primarily associated with the amortization of the deferred financing fees incurred as a result of new or refinanced debt and the amortization and accretion of discounts and premiums recorded to adjust our debt to fair value in connection with the New Sponsors Acquisition.

Other Income (Expense), Net

Other expense, net was $11.3 million for the combined year ended December 31, 2008 as compared to $0.1 million for the year ended December 31, 2007. This $11.2 million increase was primarily related to an increase of $10.2 million in equity method and impairment losses from our investment in the satellite-based broadband services provider, WildBlue Communications, Inc. (“WildBlue”), including the recognition of $13.0 million of previously suspended losses (see Note 8—Investments to our consolidated financial statements for further discussion), and a $6.6 million increase in exchange rate losses, primarily due to the dollar strengthening against the Brazilian real, which impacts our service contracts with our Brazilian customers. These increases were partially offset by an increase of $3.9 million in miscellaneous income, including income resulting from a reduction in the amounts we were required to pay under a contractual obligation as a result of a recent amendment, $0.6 million in realized gains on our available-for-sale investments, and a $0.7 million increase in rental income.

Provision for (Benefit from) Income Taxes

Our provision for income taxes decreased by $135.0 million to a benefit of $120.0 million for the combined year ended December 31, 2008 as compared to a provision of $15.0 million for the combined year ended December 31, 2007. The decrease in expense was principally due to lower earnings in our historical subsidiaries subject to U.S. and U.K. tax as compared to the prior year period. As Bermuda does not currently impose an income tax, our statutory tax rate was zero. The difference between tax expense reported in our consolidated statements of operations and tax computed at statutory rates was attributable to the provision for foreign taxes, which were principally U.S. and U.K. taxes, as well as withholding taxes on revenue earned in many of our foreign markets. See Note 12—Income Taxes in our consolidated financial statements for additional discussion of our provision for income taxes.

Years Ended December 31, 2006 and 2007

The following table sets forth our comparative statements of operations for the years ended December 31, 2006 and 2007, with the increase (decrease) and percentage changes between the periods presented:

	Year Ended December 31,		Increase (Decrease)	Percentage Change
	2006	2007
	(in thousands, except percentages)
Revenue	$1,662,666	$2,183,079	$520,413	31%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	274,280	323,557	49,277	18
Selling, general and administrative	198,189	238,490	40,301	20
Depreciation and amortization	701,517	784,120	82,603	12
Restructuring and transaction costs	26,452	9,258	(17,194)	(65)
Impairment of asset value	48,974	—	(48,974)	(100)
Loss on undesignated interest rate swaps	11,731	11,699	(32)	(0)

Total operating expenses	1,261,143	1,367,124	105,981	8

Income from operations	401,523	815,955	414,432	103
Interest expense, net	724,141	992,750	268,609	37
Other expense, net	(27,246)	(137)	27,109	(99)

Loss before income taxes	(349,864)	(176,932)	172,932	49
Provision for income taxes	18,850	14,957	(3,893)	(21)

Net loss	$(368,714)	$(191,889)	$176,825	48%

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

Revenue

The following table sets forth our comparative revenue by service type for the years ended December 31, 2006 and 2007 with the increase (decrease) and percentage changes between the periods presented:

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

•

an increase of $14.4 million in earth station expenses due to an additional six months of expenses related to the additional teleports acquired with PanAmSat, as well as expenses primarily incurred to build-out and improve connectivity between our various teleports and group locations within North America;

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

•

an increase of $9.3 million related to expenses incurred to support our integration activities and other merger and acquisition activities, including expenses incurred during the year ended December 31, 2007 relating to the New Sponsors Acquisition Transactions;

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

Other Expense, Net

Other expense, net was $0.1 million for the year ended December 31, 2007 as compared to $27.2 million for the year ended December 31, 2006. This $27.1 million decrease was primarily related to a decrease of $25.1 million in equity method losses from our investment in WildBlue for the year ended December 31, 2006 as compared to the year ended December 31, 2007. During the second quarter of the year ended December 31, 2007, cumulative equity method losses exceeded our original investment and, as a result, no additional losses from WildBlue were recognized in 2007.

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

A reconciliation of net loss to EBITDA for each of the years in the three-year period ended December 31, 2008 is as follows:

	Predecessor Entity		Combined
	Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
	(in thousands)
Net loss	$(368,714)	$(191,889)	$(1,198,167)
Add:
Interest expense, net	724,141	992,750	1,375,157
Provision for (benefit from) income taxes	18,850	14,957	(120,037)
Depreciation and amortization	701,517	784,120	859,820

EBITDA	$1,075,794	$1,599,938	$916,773

Liquidity and Capital Resources

Cash Flow Items

Our cash flows consisted of the following for the periods shown:

	Predecessor Entity			Successor Entity	Combined
	Year Ended December 31, 2006	Year Ended December 31, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008	Year Ended December 31, 2008
		(in thousands)
Net cash provided by operating activities	$448,556	$557,021	$19,619	$876,143	$895,762
Net cash used in investing activities	(3,304,607)	(540,988)	(24,701)	(409,897)	(434,598)
Net cash provided by (used in) financing activities	3,079,761	(173,602)	(22,304)	(1,504,431)	(1,526,735)
Net change in cash and cash equivalents	223,586	(157,087)	(27,249)	(1,044,426)	(1,071,675)

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $895.8 million for the combined year ended December 31, 2008 reflected an increase of $338.7 million as compared to the year ended December 31, 2007. The improved cash flows from operating activities resulted from higher accrued liabilities, including accrued interest, which was due to net additional debt incurred or assumed in the New Sponsors Acquisition Transactions (see—Results of Operations—Interest Expense, Net), and costs accrued during the predecessor period associated with the New Sponsors Acquisition which were settled in connection with the New Sponsors Acquisition Transactions, as well as an increase in deferred revenue due to increased customer payments received in advance of services rendered, largely for satellite-related services. The improvements were partially offset by lower net income net of non-cash items due to the costs incurred in connection with the New Sponsors Acquisition Transactions.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by $106.4 million to $434.6 million for the combined year ended December 31, 2008 as compared to the year ended December 31, 2007. This decrease was primarily due to lower capital expenditures of $121.2 million associated with fewer satellites under construction during 2008 as compared to 2007, partially offset by $27.3 million in funding of our investment in WildBlue and our Horizons joint venture.

Net Cash Used in Financing Activities

Net cash used in financing activities was $1.5 billion for the combined year ended December 31, 2008 compared to net cash used in financing activities of $173.6 million for the year ended December 31, 2007. The increase in cash used in financing activities included repayment of $6.7 billion of long-term debt, debt issuance costs of $119.6 million and $88.1 million in premiums paid in connection with the early retirement of certain long-term debt, partially offset by $5.0 billion in proceeds received from refinancing of debt in connection with the New Sponsors Acquisition Transactions and related change of control offers and $391.2 million in borrowings under our senior secured revolving credit facilities.

Long-Term Debt

We are a highly leveraged company and, in connection with the consummation of the New Sponsors Acquisition Transactions, we have become a significantly more highly leveraged company, which will result in a significant increase in our interest expense in future periods. See Note 10—Long-Term Debt to our consolidated financial statements for a complete discussion of all of our indebtedness at December 31, 2008.

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

Senior Secured Credit Facilities

Intelsat Sub Holdco Senior Secured Credit Facility

In connection with the PanAmSat Acquisition Transactions, Intelsat Sub Holdco entered into a credit agreement (the “Sub Holdco Credit Agreement”) on July 3, 2006. The Sub Holdco Credit Agreement provides for a $344.8 million Tranche B Term Loan facility with a seven-year maturity and a $250.0 million revolving credit facility with a six-year maturity. Up to $200.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility is available for swingline loans.

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

On January 19, 2007, Intelsat Sub Holdco amended its senior secured credit facility to change interest rates on the Term Loan B facilities. Interest rates for the term loan portion of the Sub Holdco Credit Agreement range, at the option of Intelsat Sub Holdco, (i) from the LIBOR plus 1.75% to LIBOR plus 2.00%, or (ii) Above Bank Rate (“ABR”) plus 0.75% to the ABR plus 1.00%, depending on certain financial measures. Interest rates for the revolving credit facility portion of the Sub Holdco Credit Agreement range, at the option of Intelsat Sub Holdco, (i) from LIBOR plus 2.00% to LIBOR plus 2.25% or (ii) the ABR plus 1.00% to the ABR plus 1.25%, depending on certain financial measures. The ABR and LIBOR, plus the applicable margins, are determined as specified in the Sub Holdco Credit Agreement, as amended.

On January 25, 2008, Intelsat Sub Holdco entered into Amendment No. 3 to the Sub Holdco Credit Agreement, which became effective upon the consummation of the New Sponsors Acquisition and amended and modified the Sub Holdco Credit Agreement to, among other things:

(a)	change the applicable margin (i) on ABR loans under the Tranche B Term Loan, revolving credit loan and swingline loan facilities to a rate of 1.5% per annum and (ii) on LIBOR loans under the Tranche B Term Loan, revolving credit loan and swingline loan facilities to a rate of 2.5% per annum;

(b)	reduce the size of the revolving facility by $50.0 million and add a $50.0 million incremental revolving credit facility provision;

(c)	add language requiring the payment of a prepayment premium for prepayments of term loans prior to February 4, 2010;

(d)	make certain changes permitting the New Sponsors Acquisition; and

(e)	add a financial maintenance covenant requiring compliance with a Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Sub Holdco Credit Agreement) of less than or equal to 1.5 to 1.0.

In September 2008, we borrowed $175.1 million under the revolver portion of Intelsat Sub Holdco’s senior secured credit facilities. We invested the funds in cash equivalents and short-term deposits. We believe that the revolver borrowing was prudent in light of recent disruptions to the credit markets, and reflects our continuing conservative stance with respect to cash management. One of the lenders, representing approximately 12% of the lender commitments under Intelsat Sub Holdco’s revolving credit facilities, equivalent to approximately $31.1 million of the availability as of December 31, 2008 did not provide any funds in response to our September 2008 borrowing request under the revolving credit facilities. We are currently pursuing various alternatives with other potential lenders to obtain commitments to fill this availability shortfall but cannot as yet confirm whether we will be successful. We repaid the amounts outstanding under the revolver portion of Intelsat Sub Holdco’s senior secured credit facilities in full on December 29, 2008.

No amounts were outstanding under the revolving credit facility as of December 31, 2008; however, $12.5 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was $237.5 million at such date.

Intelsat Corp Senior Secured Credit Facility

As of December 31, 2008, Intelsat Corp had a revolving credit facility and certain term loans outstanding under the Intelsat Corporation Amended and Restated Credit Agreement (the “Intelsat Corp Amended and Restated Credit Agreement”), which consisted of a $355.9 million Tranche A-3 Term loan with a six-year maturity, a $1.8 billion Tranche B-2 Term Loan facility with a seven and one-half year maturity, and a $175.0 million revolving credit facility with a six-year maturity. Up to $150.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility is available for swingline loans.

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

In connection with the PanAmSat Acquisition Transactions, Intelsat Corp entered into an amendment to renew and extend the Intelsat Corp Amended and Restated Credit Agreement on July 3, 2006. Also, on January 19, 2007, Intelsat Corp amended the Intelsat Corp Amended and Restated Credit Agreement to change the interest rate on the Term Loan facilities. Interest rates for the term loan portion of the Intelsat Corp Amended and Restated Credit Agreement range from LIBOR plus 1.75% to LIBOR plus 2.00% or the ABR plus 0.75% to the ABR plus 1.00%, depending on certain financial measures. Interest rates for the revolving credit facility portion of the Intelsat Corp Amended and Restated Credit Agreement range from LIBOR plus 2.125% to LIBOR plus 2.875% or the ABR plus 1.125% to the ABR plus 1.875%, depending on certain financial measures. The ABR and LIBOR, plus the applicable margins, are determined as specified in the Intelsat Corp Amended and Restated Credit Agreement, as amended through January 19, 2007.

On January 25, 2008, Intelsat Corp entered into Amendment No. 2 to the Intelsat Corp Amended and Restated Credit Agreement, which became effective upon the consummation of the New Sponsors Acquisition and amended and modified the Intelsat Corp Amended and Restated Credit Agreement to, among other things:

(a)	change the applicable margin (i) on ABR loans that are term loans to a rate of 1.5% per annum, (ii) on LIBOR loans that are term loans to a rate of 2.5% per annum, (iii) on ABR loans that are revolving credit loans or swingline loans to a rate of between 1.5% and 1.875%, and (iv) on LIBOR loans that are revolving credit loans or swingline loans to a rate of between 2.5% and 2.875%;

(b)	reduce the size of the revolving facility by $75.0 million and add a $75.0 million incremental revolving credit facility provision;

(c)	require the payment of a prepayment premium for prepayments of term loans prior to February 4, 2011 (with respect to Tranche B-2-A Term Loans) or February 14, 2010 (with respect to Tranche B-2-B Term Loans);

(d)	make certain changes permitting the New Sponsors Acquisition; and

(e)	add a financial maintenance covenant requiring compliance with a Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Intelsat Corp Amended and Restated Credit Agreement) of less than or equal to 4.5 to 1.0.

On February 4, 2008, in connection with the New Sponsors Acquisition, Intelsat Corp also executed a Joinder Agreement by and among Intelsat Corp, the several lenders party thereto and certain other parties, to the Intelsat Corp Amended and Restated Credit Agreement pursuant to which it incurred an additional $150.0 million in aggregate principal amount of Tranche B-2 Term Loan.

In September 2008, we borrowed $66.1 million under the revolver portion of Intelsat Corp’s senior secured credit facilities. We invested the funds in cash equivalents and short-term deposits. We believe that the revolver borrowing was prudent in light of recent disruptions to the credit markets, and reflects our continuing conservative stance with respect to cash management. One of the lenders representing approximately 12% of the lender commitments under Intelsat Corp’s revolving credit facilities, equivalent to approximately $20.8 million of the availability as of December 31, 2008, did not provide any funds in response to our September 2008 borrowing requests we made under each of the revolving credit facilities. We are currently pursuing various alternatives with other potential lenders to obtain commitments to fill this availability shortfall but cannot as yet confirm whether we will be successful. We repaid the amounts outstanding under the revolver portion of Intelsat Corp’s senior secured credit facilities in full on December 29, 2008.

No amounts were outstanding under the revolving credit facility as of December 31, 2008; however, $2.1 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was $172.9 million at such date.

New Sponsors Acquisition Financing

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

Borrowings under the Senior Bridge Loan Credit Agreement bore interest at LIBOR, plus a margin of 4.5%. Borrowings under the PIK Election Bridge Loan Credit Agreement bore interest at LIBOR, plus a margin of 4.75%. In addition, we had the option to pay interest under the PIK Election Bridge Loan Credit Agreement in payment-in-kind interest (“PIK interest”) at a PIK interest rate equal to the cash pay interest rate in effect during the interest period plus 100 basis points. We elected to pay interest under the PIK Election Bridge Loan Credit Agreement entirely in PIK interest for all interest periods through June 26, 2008.

On June 27, 2008, Intelsat Bermuda repaid in full the Bridge Loan Credit Agreements and issued new senior notes as described in—2008 Debt Refinancings below.

Credit Facility Amendments

In connection with the New Sponsors Acquisition, Intelsat Sub Holdco and Intelsat Corp entered into amendments to their existing credit agreements. See—Senior Secured Credit Facilities above.

Debt Transfer, Repayment and Redemptions

On January 15, 2008, we repaid at maturity Intelsat Corp’s $150.0 million 6 3/8% Senior Notes due 2008 using funds borrowed under the revolving credit facility portion of Intelsat Corp’s senior secured credit facilities. On February 4, 2008, Intelsat Corp used the proceeds of its incremental Tranche B-2 Term Loan and cash on hand to repay this $150.0 million revolver borrowing.

Intelsat Bermuda assigned its debt obligations to Intelsat Jackson on February 4, 2008 (see—Impact of Significant Transactions—New Sponsors Acquisition Transactions) and we subsequently redeemed $1.26 billion in long-term debt and incurred early redemption premiums of $38.5 million as follows:

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

Change of Control Offers

The New Sponsors Acquisition resulted in a change of control under the indentures governing certain of our outstanding series of notes and the Intelsat Jackson Senior Unsecured Credit Agreement, giving the holders of those notes and loans the right to require us to repurchase such notes and repay such loans at 101% of their principal amount, plus accrued interest to the date of repurchase or repayment. During the second and third quarters of 2008, the relevant entities completed each such change of control offer, financing the repurchases and repayment through backstop unsecured credit agreement borrowings under the Financing Commitment Letter or with proceeds from offerings of notes and a new unsecured term loan borrowing.

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

2008 Debt Refinancings

On June 27, 2008, Intelsat Bermuda issued $2.81 billion of 11 1/4% Senior Notes due 2017 (the “2017 Bermuda Senior Notes”), and $2.23 billion of Senior PIK Election Notes due 2017 (the “2017 Bermuda PIK Notes”). Proceeds from the issuance of the 2017 Bermuda Senior Notes and the 2017 Bermuda PIK Notes were used to repay in full the $4.96 billion of borrowings under the Bridge Loan Credit Agreements.

Interest on both the 2017 Bermuda Senior Notes and the 2017 Bermuda PIK Notes is payable semi-annually on August 15 and February 15, commencing on August 15, 2008. The 2017 Bermuda Senior Notes bore interest at 7.28% on and prior to August 4, 2008, and bear interest at 11 1/4% after August 4, 2008.

Intelsat Bermuda may, at its option, elect to pay interest for any applicable interest period on the 2017 Bermuda PIK Notes (i) entirely in cash, (ii) entirely in PIK interest or (iii) 50% in cash and 50% in PIK interest, through June 15, 2013. After June 15, 2013, interest on the 2017 Bermuda PIK Notes is payable in cash. Cash interest on the 2017 Bermuda PIK Notes accrued at the rate of 7.53% on and prior to August 4, 2008, and accrues at 11 1/2% after August 4, 2008. If we elect to pay interest in the form of PIK interest, the applicable PIK interest rate will be the cash pay interest rate in effect during the period plus 100 basis points. If we elect to pay interest in the form of PIK interest, we will either increase the principal amount of the outstanding 2017 Bermuda PIK Notes or issue new 2017 Bermuda PIK Notes to holders of the 2017 Bermuda PIK Notes in an amount equal to the amount of PIK interest for the applicable interest payment period. We have made elections to pay interest on the 2017 Bermuda PIK Notes entirely in PIK interest for all interest periods through August 15, 2009.

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

On June 27, 2008, Intermediate Holdco repaid borrowings under a backstop senior unsecured credit agreement due 2015 with the proceeds of an offering of 9 1/2% Senior Discount Notes due 2015 (the “2015 Senior Discount Notes”). The initial purchasers of the 2015 Senior Discount Notes and the lenders under the backstop senior unsecured credit agreement were affiliated parties and the repayment was completed without an exchange of cash between us and the lenders.

On July 1, 2008, Intelsat Jackson issued $284.6 million of Senior Notes due 2016, bearing interest at 11 1/2%, and $701.9 million of Senior Notes due 2016 (guaranteed by certain subsidiaries), bearing interest at 9 1/2% (collectively, the “New Jackson Senior Notes”). The proceeds of the New Jackson Senior Notes were used, together with cash on hand, to fund the repurchase of Intelsat Jackson’s 11 1/4% Senior Notes due 2016 and Intelsat Jackson’s 9 1/4% Senior Notes due 2016 tendered in change of control offers. The New Jackson Senior Notes have substantially similar terms to the notes repurchased.

Intelsat Jackson also repaid loans tendered in a change of control offer relating to the Intelsat Jackson Senior Unsecured Credit Agreement with borrowings of $810.9 million under a new senior unsecured credit agreement that was entered into on July 1, 2008 (the “New Intelsat Jackson Senior Unsecured Credit Agreement”), together with cash on hand. Borrowings under the New Intelsat Jackson Senior Unsecured Credit Agreement bear interest at either (i) LIBOR plus 300 basis points or (ii) the ABR, which is the rate for any day equal to the higher of (a) the Federal Funds Rate plus 50 basis points or (b) the prime rate, plus 200 basis points.

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

Recent Debt Transactions

On February 12, 2009, our indirect subsidiary, Intelsat Sub Holdco, purchased $114.2 million of Intelsat, Ltd.’s outstanding 7 5/8 % Senior Notes due 2012 for $93.3 million and $346.5 million of Intelsat, Ltd.’s outstanding 6 1/2% Senior Notes due 2013 for $254.6 million pursuant to the Tender Offer. Also, Intelsat Sub Holdco completed an offering of $400.0 million aggregate principal amount at maturity of 8 7 /8% Senior Notes due 2015, Series B, which yielded $348.3 million of proceeds at issuance.

Satellite Performance Incentives

Our cost of satellite construction includes an element of deferred consideration to satellite manufacturers referred to as satellite performance incentives. We are contractually obligated to make these payments over the lives of the satellites, provided the satellites continue to operate in accordance with contractual specifications. We capitalize the present value of these payments as part of the cost of the satellites and record a corresponding liability to the satellite manufacturers. This asset is amortized over the useful lives of the satellites and the liability is accreted as interest expense based on the passage of time and reduced as the payments are made. Our total satellite performance incentive payment liability as of December 31, 2007 and 2008 was $149.3 million and $155.2 million, respectively.

Sub Holdco Adjusted EBITDA and New Bermuda Adjusted EBITDA

In addition to EBITDA, which is calculated as set forth in—Results of Operations, we calculate a measure called Sub Holdco Adjusted EBITDA, based on the term Consolidated EBITDA, as defined in the Sub Holdco Credit Agreement. Sub Holdco Adjusted EBITDA consists of EBITDA as adjusted to exclude or include certain unusual items, certain other operating expense items and other adjustments permitted in calculating covenant compliance under the Sub Holdco Credit Agreement as described in the table and related footnotes below. Sub Holdco Adjusted EBITDA as presented below is calculated only with respect to Intelsat Sub Holdco and its subsidiaries. Sub Holdco Adjusted EBITDA is a material component of certain ratios used in the Sub Holdco Credit Agreement, such as the secured debt leverage ratio and the total leverage ratio.

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

We believe that the inclusion of Sub Holdco Adjusted EBITDA and New Bermuda Adjusted EBITDA in this Annual Report is appropriate to provide additional information to investors about the calculation of certain covenants in the Sub Holdco Credit Agreement and the indenture governing the 2008 Bermuda Notes as mentioned above. We believe that some investors may use Sub Holdco Adjusted EBITDA and New Bermuda Adjusted EBITDA to evaluate our liquidity and financial condition. Sub Holdco Adjusted EBITDA and New Bermuda Adjusted EBITDA are not measures of financial performance under U.S. GAAP, and our Sub Holdco Adjusted EBITDA and New Bermuda Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Our Sub Holdco Adjusted EBITDA and New Bermuda Adjusted EBITDA should not be considered as alternatives to operating income (loss) or net income (loss), determined in accordance with U.S. GAAP, as indicators of our operating performance, or as alternatives to cash flows from operating activities, determined in accordance with U.S. GAAP, as indicators of cash flows, or as measures of liquidity.

A reconciliation of net cash provided by Intelsat, Ltd. operating activities to Intelsat, Ltd. net loss; Intelsat, Ltd. net loss to Intelsat, Ltd. EBITDA; Intelsat, Ltd. EBITDA to New Bermuda Adjusted EBITDA; and New Bermuda Adjusted EBITDA to Sub Holdco Adjusted EBITDA is as follows:

		Combined(1)
	Year Ended December 31, 2007	Year Ended December 31, 2008
	(in thousands)
Reconciliation of net cash provided by operating activities to net loss:
Net cash provided by operating activities	$557,021	$895,762
Depreciation and amortization	(784,120)	(859,820)
Impairment of asset value	—	(390,444)
Provision for doubtful accounts	(12,199)	5,215
Foreign currency transaction gain (loss)	482	(6,104)
Loss on disposal of assets	(262)	(588)
Share-based compensation expense	(5,046)	(199,564)
Compensation cost paid by parent	(288)	—
Deferred income taxes	37,701	163,426
Amortization and write-off of bond discount and issuance costs	(105,011)	(202,208)
Interest paid-in-kind	—	(210,481)
Share in losses of unconsolidated affiliates	(6,838)	(17,127)
Loss on undesignated interest rate swaps	(21,596)	(142,312)
Loss on prepayment of debt and other non-cash items	(13,351)	(5,377)
Changes in operating assets and liabilities, net of effect of acquisition	161,618	(228,545)

Intelsat, Ltd. net loss	(191,889)	(1,198,167)

Add (Subtract):
Interest expense, net(2)	992,750	1,375,157
Provision for (benefit from) income taxes	14,957	(120,037)
Depreciation and amortization	784,120	859,820

Intelsat, Ltd. EBITDA	1,599,938	916,773

Add (Subtract):
Parent and intercompany expenses, net(3)	16,481	13,567
Compensation and benefits(4)	4,980	5,420
Restructuring and transaction costs(5)	9,258	315,028
Acquisition related expenses(6)	23,871	10,240
Share in losses of unconsolidated affiliates(7)	7,238	17,111
Impairment of asset value(8)	—	390,444
Loss on undesignated interest rate swaps(9)	11,699	166,736
Non-recurring and other non-cash items(10)	19,404	30,523
Satellite performance incentives(11)	(14,726)	(10,789)

New Bermuda Adjusted EBITDA	1,678,143	1,855,053

Add (Subtract):
Intelsat Corp Adjusted EBITDA(12)	(710,660)	(772,890)
Parent and intercompany expenses(13)	229	1,033
Non-recurring intercompany expenses	—	34,991
Satellite performance incentives(11)	14,726	10,789

Sub Holdco Adjusted EBITDA	$982,438	$1,128,976

(1)	As a result of the consummation of the New Sponsors Acquisition, the financial results for the year ended December 31, 2008 have been presented separately for the “predecessor entity” for the period January 1, 2008 to January 31, 2008 and for the “successor entity” for the period February 1, 2008 to December 31, 2008. For comparative purposes, we combined the periods from January 1, 2008 to January 31, 2008 and February 1, 2008 to December 31, 2008, as we believe this combination is useful to provide the reader a more accurate comparison. This combination is not a U.S. GAAP measure and it is provided to enhance the reader’s understanding of the results of operations for the periods presented.
(2)	Includes a $10.0 million redemption premium paid in connection with the redemption of Intelsat Sub Holdco’s $1.0 billion Floating Rate Senior Notes due 2012 and the write-off of $28.1 million in deferred financing costs in the year ended December 31, 2007.
(3)	Represents expenses incurred at Intelsat, Ltd. for employee salaries and benefits, office operating costs and other expenses.
(4)	Reflects the portion of the expenses incurred relating to our equity compensation plans, defined benefit pension plan and other postretirement benefits that are excludable under the definitions of New Bermuda Adjusted EBITDA and Sub Holdco Adjusted EBITDA.
(5)	Reflects restructuring costs incurred in connection with the PanAmSat Acquisition Transactions and transaction costs related to the New Sponsors Acquisition Transactions.
(6)	Reflects expenses incurred in connection with the monitoring fee agreements with the former shareholders of Intelsat Holdings (other than management) to provide certain monitoring, advisory and consulting services to Intelsat Bermuda, Intelsat Sub Holdco and their respective subsidiaries.
(7)	Represents losses incurred under the equity method of accounting.
(8)	Represents the non-cash impairment charges recorded in 2008 to write-down to fair value the Galaxy 26 satellite due to its anomaly in June 2008 and to write-down our intangible assets determined to have indefinite useful lives in accordance with SFAS No. 142 (see —Critical Accounting Policies—Asset Impairment).
(9)	Represents the changes in the fair value of the undesignated interest rate swaps which are recognized in operating income.
(10)	Reflects certain non-recurring gains and losses (principally costs incurred in connection with the PanAmSat Acquisition Transactions and the New Sponsors Acquisition) and non-cash income related to the recognition of deferred revenue on a straight-line basis of certain prepaid capacity contracts which are excluded from New Bermuda Adjusted EBITDA and Sub Holdco Adjusted EBITDA by definition.
(11)	Amount represents satellite performance incentive interest expense required to be excluded from interest expense for the calculation of New Bermuda Adjusted EBITDA, but permitted to be included as part of interest expense for the calculation of Sub Holdco Adjusted EBITDA.
(12)	This measure is reported publicly by our subsidiary, Intelsat Corp, which is not a subsidiary of Intelsat Sub Holdco.
(13)	Reflects expenses of Intelsat Bermuda of $0.2 million and $0.8 million of other holding companies not consolidated under Intelsat Sub Holdco.

Funding Sources and Uses

We are a highly leveraged company and have incurred significant additional debt over the last three years, which has resulted in a large increase in our obligations related to debt service, including increased interest expense. We currently expect to use cash on hand, cash flows from operations and availability under our senior secured credit facilities to fund our most significant cash outlays, including debt service requirements and capital expenditures, in the next twelve months.

No amounts were outstanding under our revolving credit facilities as of December 31, 2008; however, we had aggregate outstanding letters of credit of $12.5 million under the revolver portion of Intelsat Sub Holdco’s senior secured credit facilities and $2.1 million under the revolver portion of Intelsat Corp’s senior secured credit facilities. Under the terms of the credit agreements governing Intelsat Sub Holdco’s and Intelsat Corp’s senior secured credit facilities, Intelsat Sub Holdco and Intelsat Corp had $237.5 million (net of standby letters of credit) and $172.9 million (net of standby letters of credit), respectively, of availability remaining under their senior secured credit facilities at that date. One of the lenders under our revolving credit facilities, representing approximately 12% of the aggregate lender commitments under each of Intelsat Sub Holdco’s and Intelsat Corp’s revolving credit facilities, equivalent to approximately $31.1 million and $20.8 million, respectively, of availability for each of Intelsat Sub Holdco and Intelsat Corp at December 31, 2008, did not provide any funds in response to the September 2008 borrowing requests we made under each of the revolving credit facilities. We are currently pursuing various alternatives with other potential lenders to obtain commitments to fill this availability shortfall but cannot as yet confirm whether we will be successful. Under the terms of the credit agreements governing both Intelsat Sub Holdco’s senior secured credit facilities and Intelsat Corp’s amended and restated senior credit facilities, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat, Ltd., under a senior secured debt covenant included in the indenture governing Intelsat, Ltd.’s outstanding senior notes. As a result, under certain circumstances, Intelsat Sub Holdco may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Corp has certain amounts outstanding under its revolving credit facility, and Intelsat Corp may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving credit facility.

Capital Expenditures

Our capital expenditures depend on our business strategies and reflect our commercial responses to opportunities and trends in our industry. Our actual capital expenditures may differ from our expected capital expenditures if, among other things, we enter into any currently unplanned strategic transactions. Levels of capital spending from one year to the next are also influenced by the nature of the satellite life cycle and by the capital-intensive nature of the satellite industry. For example, we incur significant capital expenditures during the years in which satellites are under construction. We typically procure a new satellite within a timeframe that would allow the satellite to be deployed at least one year prior to the end of the service life of the satellite to be replaced. As a result, we frequently experience significant variances in our capital expenditures from year to year. The following table compares our satellite-related capital expenditures to total capital expenditures from 2004 through 2008 (the table below excludes our purchase of the North American satellites, related customer contracts and other assets from Loral Space & Communications Corporation and certain of its affiliates in March 2004 and does not reflect expenditures of PanAmSat prior to its acquisition in 2006):

Year	Satellite- Related Capital Expenditures	Total Capital Expenditures
	(in thousands)
2004	$213,219	$288,589
2005	99,901	133,507
2006	101,335	152,086
2007	474,060	543,612
2008	370,761	422,460

Total	$1,259,276	$1,540,254

Payments for satellites and other property and equipment also exclude funds paid for deposits on future satellites and launches that are included as a part of other assets and capitalized as construction progresses. We launched two satellites in 2008 and currently plan to launch two satellites in 2009. We have three satellites on order with launches planned in 2010.

We expect our 2009 total capital expenditures to range from approximately $525 million to $575 million. We intend to fund our capital expenditure requirements through cash on hand, cash provided from operating activities and, if necessary, borrowings under the revolving facilities of our senior secured credit facilities. The expected 2009 capital expenditures range excludes approximately $100 million in capital expenditures associated with a satellite that is to be procured and launched in 2010 pursuant to our New Dawn joint venture. We have a 74.9% indirect ownership interest in New Dawn and the financial results of the New Dawn investment will be consolidated within our results. However, the majority of New Dawn’s expenditures will be financed by third parties, and our net cash outlay with respect to New Dawn is expected to be minimal in 2009.

Currency and Exchange Rates

Substantially all of our customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, we are not exposed to material foreign currency exchange risk. However, the service contracts with our Brazilian customers provide for payment in Brazilian reais. Accordingly, we are subject to the risk of a reduction in the value of the Brazilian reais as compared to the U.S. dollar in connection with payments made by Brazilian customers, and our exposure to fluctuations in the exchange rate for Brazilian reais is ongoing. However, the rates payable under our service contracts with Brazilian customers are adjusted annually to account for inflation in Brazil, thereby mitigating the risk. For the years ended December 31, 2006 and 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to December 31, 2008, our Brazilian customers represented approximately 2%, 2%, 2.1% and 2.4%, respectively, of our revenues. Transactions in other currencies are converted into U.S. dollars using rates in effect on the dates of the transactions.

We recorded a foreign currency exchange loss of $6.1 million during the combined year ended December 31, 2008, a gain of $0.5 million during the year ended December 31, 2007 and a loss of $0.1 million during the year ended December 31, 2006. The gain or loss in each year was primarily attributable to the conversion of our Brazilian reais cash balances held in Brazil and other working capital account balances to U.S. dollars at the exchange rate in effect on the last day of the applicable year or, with respect to exchange transactions effected during the year, at the time the exchange transactions occurred.

Off-Balance Sheet Arrangements

On August 1, 2005, Intelsat Corp formed its second satellite joint investment with JSAT International (“JSAT”) that built and launched the Horizons-2 Ku-band satellite in December 2007. The Horizons-2 satellite was placed into service in February 2008. Our investment is being accounted for using the equity method of accounting. As of December 31, 2008, the total joint investment in Horizons-2 is expected to be $166.6 million, of which each of the joint venture partners was required to fund their 50% share beginning in March 2008. Our share of the results of Horizons-2 is included in other income (expense), net in the accompanying consolidated statements of operations and was income of $0.3 million for the successor period February 1, 2008 to December 31, 2008. As of December 31, 2008, the investment balance of $79.2 million was included within other assets in the accompanying consolidated balance sheets.

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires Intelsat Corp to fund its 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $9.7 million during the combined year ended December 31, 2008. Intelsat Corp has entered into a security and pledge agreement with a third-party lender and, pursuant to this agreement, granted a security interest in its contribution obligation to the lender. Therefore, we have recorded a liability of $12.2 million within accrued liabilities and $61.0 million within other long-term liabilities as of December 31, 2008 in the accompanying consolidated balance sheets as an indirect guarantee in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

We do not have any other significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or liquidity.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and capital and certain other commitments as of December 31, 2008 and the expected year of payment.

	Payments due by year
Contractual Obligations(1)	2009	2010	2011	2012	2013		2014 and thereafter	Other	Total
	(in thousands)
Long-term debt obligations
Intelsat, Ltd. and subsidiary notes and credit facilities (excluding Intelsat Corp)—principal payment(2)	$8,448	$42,448	$3,448	$603,447	$1,907,811		$9,617,789	$—	$12,183,391
Intelsat, Ltd. and subsidiary notes and credit facilities (excluding Intelsat Corp)—interest payment(2)	826,707	1,141,779	1,161,617	1,138,139	1,073,945		2,861,309	—	8,203,496
Intelsat Corp notes and credit facilities—principal payment	89,051	89,051	91,275	77,929	17,869		3,026,779	—	3,391,954
Intelsat Corp notes and credit facilities—interest payment	202,231	198,736	195,217	191,157	188,947		334,792	—	1,311,080
Capital lease obligations (including interest)	1,925	196	—	—	—		—	—	2,121
Operating lease obligations	4,647	4,226	4,432	125	(1,157	)(6)	116,852	—	129,125
Purchase obligations(3)	458,573	154,662	60,818	17,730	15,656		42,642	—	750,081
Other long-term liabilities (including interest)(4)	53,412	40,295	36,052	35,270	33,735		102,352	—	301,116
Income tax contingencies(5)	—	—	—	—	—		—	86,808	86,808

Total contractual obligations	$1,644,994	$1,671,393	$1,552,859	$2,063,797	$3,236,806		$16,102,515	$86,808	$26,359,172

(1)	Obligations related to Intelsat’s pension and postretirement medical benefit obligations are excluded from the table. Refer to Note 5—Retirement Plans and Other Retiree Benefits to our audited consolidated financial statements included elsewhere in this Annual Report.
(2)	The amounts do not reflect the impact of the Tender Offer and 2009 Sub Holdco Notes Offering which were completed in February 2009. Amounts reflect fully accreted obligations for Intermediate Holdco’s debt. Additionally, the principal and interest payments assume interest on the 2017 Bermuda PIK Notes is paid entirely in PIK interest through August 2009.
(3)	Includes satellite construction and launch contracts, estimated payments to be made on performance incentive obligations related to our IS-14 and IS-17 satellites which are currently under construction, vendor contracts and customer commitments. The amounts shown do not include satellite launch contracts entered into in the first quarter of 2009.
(4)	Includes satellite performance incentive obligations (and interest thereon), performance payments which were part of the aggregate purchase price of a satellite PanAmSat acquired in 2005 (and interest thereon) and Horizons contribution obligation. Also, excludes future commitments related to our interest rate swaps.
(5)	The timing of future cash flows from income tax contingencies cannot be reasonably estimated and therefore are reflected in the Other column. See Note 12—Income Taxes to our consolidated financial statements elsewhere in this Annual Report for further discussion of income tax contingencies.
(6)	In 2013, our rental income on our owned Washington, D.C. building and our sublease income on leased facilities will exceed our operating lease commitments.

Satellite Construction and Launch Obligations

As of December 31, 2008, we had approximately $581.6 million of expenditures remaining under our existing satellite construction contracts and satellite launch contracts. In the first quarter of 2009, we entered into an additional $75 million satellite launch contract. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of December 31, 2008, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

See Item 1—Business—Our Network—Planned Satellites for details relating to certain of our satellite construction and launch contracts.

Horizons Contributions Obligation

See—Off-Balance Sheet Arrangements above for information regarding our contribution obligation for Horizons-2.

Operating Leases

We have commitments for operating leases primarily relating to equipment and the former PanAmSat corporate headquarters in Wilton, Connecticut. These leases contain escalation provisions for increases. As of December 31, 2008, minimum annual rentals of all leases (net of sublease income on leased facilities and rental income on our owned Washington, D.C. building totaling $23.3 million), totaled approximately $129.1 million, exclusive of potential increases in real estate taxes, operating assessments and future sublease income.

Customer and Vendor Contracts

We have contracts with certain of our customers which require us to provide equipment, services and other support during the term of the related contracts. We also have long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of December 31, 2008, we had commitments under these customer and vendor contracts which totaled approximately $168.5 million related to the provision of equipment, services and other support.

Other

Boeing Satellite Systems, Inc. has security interests in certain transponders on our IS-2, IS-3, IS-4 and IS-5 satellites to secure incentive payments that we owe pursuant to satellite construction contracts.

Satellite Health and Technology

See Item 1—Business—Satellite Health and Technology for details on anomalies of our satellites.

General Satellite Risk Management

See Item 1—Business—Our Network—Capacity Sparing and Backup and General Satellite Risk Management for details on our satellite risk management strategy.

Critical Accounting Policies

Our consolidated financial statements are based on the selection of accounting policies and the application of accounting estimates, some of which require management to make significant assumptions. Actual results could differ from those estimates. We believe that some of the more important estimates and related assumptions that affect our financial condition and results of operations are in the areas of revenue recognition, the allowance for doubtful accounts, satellites and other property and equipment, business combinations, income taxes, asset impairments and fair value measurements. There were no accounting policies adopted during 2007 or 2008 that had a material effect on our financial condition or results of operations.

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

Satellites and Other Property and Equipment

Satellites and other property and equipment acquired as part of the New Sponsors Acquisition were based on their fair value as of the date of acquisition, and are reflected as such in our December 31, 2008 consolidated balance sheets, excluding satellites under construction at the time of the acquisition, which were reflected at historical cost (which we believe approximates fair value). Satellites and other property and equipment purchased following the New Sponsors Acquisition are stated at cost. In our December 31, 2007 balance sheet, satellites and other property and equipment acquired as part of the PanAmSat Acquisition Transactions were based on the fair value as of July 3, 2006, the date of the PanAmSat Acquisition Transactions. Historical cost consists primarily of the cost of satellite construction and launch, including premiums for launch insurance and insurance during the period of in-orbit testing, the net present value of performance incentives expected to be payable to the satellite manufacturers, costs directly associated with the monitoring and support of satellite construction and interest costs incurred during the period of satellite construction. Satellite construction and launch services are generally procured under long-term contracts that provide for payments by us over the contract periods. Satellite construction and launch services costs are capitalized to reflect progress toward completion, which typically coincides with contract milestone payment schedules. Insurance premiums related to satellite launches and subsequent in-orbit testing are capitalized and amortized over the estimated useful lives of the related satellites. Performance incentives payable in future periods are dependent on the continued satisfactory performance of the satellites in service.

Satellites and other property and equipment are depreciated and amortized on a straight-line basis over their estimated useful lives. The remaining depreciable lives of our satellites range from less than one year to 16 years as of December 31, 2008. We make estimates of the useful lives of our satellites for depreciation purposes based upon an analysis of each satellite’s performance, including its orbital design life and its estimated service life. The orbital design life of a satellite is the length of time that the manufacturer has contractually committed that the satellite’s hardware will remain operational under normal operating conditions. In contrast, a satellite’s service life is the length of time the satellite is expected to remain operational as determined by remaining fuel levels and consumption rates. Our in-orbit satellites generally have orbital design lives ranging from ten to 15 years and service lives as high as 20 years. The useful depreciable lives of our satellites generally exceed the orbital design lives and are less than the service lives. Although the service lives of our satellites have historically extended beyond their depreciable lives, this trend may not continue. We periodically review the remaining estimated useful lives of our satellites to determine if any revisions to our estimates are necessary based on the health of the individual satellites. Changes in our estimate of the useful lives of our satellites could have a material effect on our financial position or results of operations.

We charge to operations the carrying value of any satellite lost as a result of a launch or in-orbit failure upon the occurrence of the loss. In the event of a partial failure, we record an impairment charge to operations upon the occurrence of the loss if the undiscounted future cash flows are less than the carrying value of the satellite. We measure the impairment charge as the excess of the carrying value of the satellite over its estimated fair value as determined by the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. We reduce the charge to operations resulting from either a complete or a partial failure by the amount of any insurance proceeds that were either due and payable to or received by us, and by the amount of any deferred satellite performance incentives that are no longer applicable following the failure. See—Asset Impairment Assessments below for further discussion.

Business Combinations

Our business combinations are accounted for in accordance with the provisions set forth in SFAS No. 141, Business Combinations, whereby the tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair market values at the acquisition date. The portion of the purchase price in excess of the estimated fair market value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The allocation of the purchase price related to our business combinations involves estimates and judgments by our management that may be adjusted during the allocation period, but in no case beyond one year from the acquisition date, except for pre-acquisition tax contingencies that may be adjusted beyond the allocation period in accordance with Emerging Issues Task Force (“EITF”) Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination. These allocations are made based on management’s best estimates and assumptions. In arriving at the fair values of assets acquired and liabilities assumed, we consider the following generally accepted valuation approaches: the cost approach, income approach, and market approach. Our estimates may also include assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends.

Asset Impairment Assessments

Goodwill. We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill and other intangible assets acquired in a business combination, and determined to have an indefinite useful life, are not amortized but are tested for impairment annually or more often if an event or circumstances indicate that an impairment loss has been incurred. SFAS No. 142 requires companies to identify reporting units at a level below the company’s identified operating segments for impairment analysis. We have identified only one reporting unit for the goodwill impairment test. Additionally, our identifiable intangible assets with estimable useful lives are amortized based on the expected pattern of consumption for each respective asset.

SFAS No. 142 Assumptions and Approach Used. We follow a two-step process to evaluate if a potential impairment exists to our recorded amounts of goodwill. The first step of the process is to compare the reporting unit’s fair value to its carrying value, including goodwill. In the event the carrying value of our reporting unit exceeds its fair value, goodwill is considered impaired and the second step is required. The second step requires us to calculate a hypothetical purchase allocation to compare the current implied fair value of the goodwill to the current carrying value of the goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value over the aggregate fair values of the individual assets, liabilities and identifiable intangibles as if they were being acquired in a business combination. If the implied fair value of goodwill as described above exceeds recorded goodwill, there is no impairment. If the goodwill exceeds the implied fair value, an impairment charge would be recorded for the excess. Furthermore, an impairment loss cannot exceed the amount of goodwill assigned to a reporting unit. After recognizing the impairment loss, the corresponding loss establishes a new basis in the goodwill. Subsequent reversals of goodwill impairment losses are not permitted under applicable accounting standards.

We determined the estimated fair value of our reporting unit using discounted cash flow analysis, along with independent source data related to comparative market multiples and, when available, recent transactions. The discounted cash flows were derived from our five-year projection of revenues and expenses plus a residual value, with the resulting projected cash flows discounted at an appropriate weighted average cost of capital. The analysis, which was completed in the fourth quarter of 2008, did not result in an impairment of our goodwill.

SFAS No. 142 Sensitivity Analysis. In estimating the undiscounted cash flows, we primarily used our internally prepared budgets and forecast information. The key assumptions included in our model were projected growth rates, cost of capital, effective tax rates and tax amortization periods, technology life cycle, industry and economic trends and weighted average costs of capital. A change in the estimated future cash flows could change our estimated fair values and result in future impairments.

Trade name. We have implemented the relief from royalty method to determine the estimated fair value of the Intelsat trade name. The relief from royalty analysis is comprised of two major steps: i) a determination of the hypothetical royalty rate, and ii) the subsequent application of the royalty rate to projected revenue. In determining the hypothetical royalty rate utilized in the relief from royalty approach, we considered comparable license agreements, operating earnings benchmark rule of thumb, an excess earnings analysis to determine aggregate intangible asset earnings, and other qualitative factors. Based on our analysis, the fair value of the Intelsat trade name as of the fourth quarter of 2008 was not impaired.

SFAS No. 142 Sensitivity Analysis. The key assumptions used in our model to fair value the Intelsat trade name included the tax rate and discount rate. A change in the estimated tax rates or discount rate could result in future impairments.

Orbital Locations. Intelsat is authorized by governments to operate satellites at certain orbital locations – i.e., longitudinal coordinates along the Clarke Belt. The Clarke Belt is the part of space approximately 42,165 kilometers above the plane of the equator where geostationary orbit may be achieved. Various governments acquire rights to these orbital locations through filings made with the ITU, a sub-organization of the United Nations. We will continue to have rights to operate at our orbital locations so long as we maintain our authorizations to do so. See Item 1—Business—Regulation and—Risk Factors—Risk Factors Relating to Regulation.

SFAS No. 142 Assumptions and Approach Used. We determined the estimated fair value of our right to operate at orbital locations using the build up method as described below, to determine the cash flows for the income approach, with the resulting projected cash flows discounted at an appropriate weighted average cost of capital. In instances where the build up method did not generate positive value for the rights to operate at an orbital location, but the right was expected to generate revenue, we assigned a value based upon independent source data for recent transactions of similar orbital locations.

Under the build up approach, the amount an investor would be willing to pay for the right to operate a satellite business at an orbital location is calculated by first estimating the cash flows that typical market participants would assume could be available from the right to operate satellites using the subject location in a similar market. It is assumed that rather than acquiring such a business as a going concern, the buyer would hypothetically start with the right to operate at an orbital location and build a new operation with similar attributes from scratch. Thus the buyer/builder is considered to incur the start-up costs and losses typically associated with the going concern value and pay for all other tangible and intangible assets. Our analysis, which was completed in the fourth quarter of 2008, led to the recording of a non-cash impairment charge of $326.8 million.

SFAS No. 142 Sensitivity Analysis. The key assumptions used in estimating the fair values of our rights to operate at our orbital locations included: market penetration leading to revenue growth, profit margin, duration and profile of the build up period, estimated start-up costs and losses incurred during the build up period and weighted average cost of capital.

Long-Lived and Amortizable Intangible Assets. We review our long-lived and amortizable intangible assets to assess whether an impairment has occurred using the guidance established in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), whenever events or changes in circumstances indicate, in our judgment, that the carrying amount of an asset may not be recoverable. These indicators of impairment can include, but are not limited to, the following:

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

SFAS No. 144 Assumptions and Approach Used. During the second quarter of 2008, our Galaxy 26 satellite experienced a sudden and unexpected electrical distribution anomaly causing the loss of a substantial portion of the satellite power generating capability and resulting in the interruption of some of the customer services on the satellite. We recorded a non-cash impairment charge of $63.6 million to write down the uninsured Galaxy 26 satellite to its estimated fair value following the anomaly. In order to estimate the fair value of the Galaxy 26 satellite, we used a discounted cash flows analysis.

SFAS No. 144 Sensitivity Analysis. In estimating the discounted cash flows for the Galaxy 26 satellite, we primarily used our internally prepared budgets and forecast information. The cash flows were discounted at an appropriate weighted average cost of capital. A change in the estimated future cash flows could change our estimated fair value resulting in additional impairment.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). We are subject to income taxes in the United States as well as a number of foreign jurisdictions. Significant judgment is required in the calculation of our tax provision and the resultant tax liabilities and in the recoverability of our deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense and net operating loss and credit carryforwards. As part of our financial process, we must assess the likelihood that our deferred tax assets can be recovered. Under SFAS No. 109, a valuation allowance is required when it is more likely than not that all, or a portion, of the deferred tax asset will not be realized. We evaluate the recoverability of our deferred tax assets based in part on the existence of deferred tax liabilities that can be used to realize the deferred tax assets.

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

Fair Value Measurements

We estimate the fair value of our financial instruments using available market information and valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these financial instruments. The fair value for publicly traded instruments is determined using quoted market prices and, for non-publicly traded instruments, fair value is based upon composite pricing from a variety of sources, including market leading data providers, market makers, and leading brokerage firms. We have determined that the valuation measurement inputs for our publicly traded instruments represent unadjusted quoted market prices in active markets, and therefore, have been classified within Level 1 of the SFAS No. 157 hierarchy framework. We determined the inputs of our non-publicly traded instruments to be within Level 2 of the SFAS No. 157 hierarchy framework.

On January 1, 2008, we prospectively adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. SFAS No. 157 establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:

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

We account for our investments in marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All investments have been classified as available-for-sale securities as of December 31, 2007 and 2008, and are included in other assets in the accompanying consolidated balance sheets. Available-for-sale securities are stated at fair value with any unrealized gains and losses included in accumulated other comprehensive income (loss) within shareholder’s equity (deficit). Realized gains and losses and declines in fair value on available-for-sale securities that are determined to be other than temporary are included in other income (expense), net within our consolidated statements of operations. Interest and dividends on available-for-sale securities are included in interest expense, net and other income (expense), net, respectively, within the consolidated statements of operations. We determined that the valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, have classified such investments within Level 1 of the SFAS No. 157 hierarchy framework.

The fair value of our interest rate financial derivative instruments reflects the estimated amounts that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and current creditworthiness of both our counterparties and ourselves. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments, if any, associated with our derivatives utilize Level 3 inputs, such as the estimates of current credit spread, to evaluate the likelihood of default by us or our counterparties. We also considered the existence of offset provisions and other credit enhancements that serve to reduce the credit exposure associated with the asset or liability being fair valued. We have assessed the significance of the inputs of the credit valuation adjustments to the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires companies to recognize in their balance sheets the funded status of pension and other postretirement benefit plans. Previously unrecognized items under SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, will now be recognized as a component of accumulated other comprehensive income (loss), net of applicable income tax effects. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be our fiscal year end. As described more fully in Note 5—Retirement Plans and Other Retiree Benefits to our consolidated financial statements, we adopted the recognition provisions of SFAS No. 158 effective December 31, 2007, and adopted the measurement date provisions during the first quarter of 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 became effective for us beginning on January 1, 2008. The adoption of SFAS No. 159 in the first quarter of 2008 did not impact our consolidated financial statements since we have not elected to apply the fair value option to any of our eligible financial instruments.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. SFAS No. 160 is to be applied prospectively except for its presentation and disclosure requirements for existing minority interests, which require retroactive application. Effective January 1, 2009, we adopted SFAS No. 160. We do not expect the adoption of SFAS No. 160 to have an impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. Examples of nonfinancial assets and liabilities to which the deferral would apply to us include (i) those acquired in a business combination and (ii) goodwill, indefinite-lived intangible assets and long-lived assets measured at fair value for impairment testing. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements.

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

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP No. FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements or, in the absence of that experience, consider the assumptions that market participants would use regarding a renewal or extension, adjusted for entity-specific factors. The intent of FSP No. FAS 142-3 is to improve consistency between the useful life of a recognized asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R). Additionally, FSP No. FAS 142-3 requires expanded disclosures regarding an entity’s intangible assets. The guidance in FSP No. FAS 142-3 for determining the useful life of a recognized intangible asset is to be applied prospectively to intangibles acquired after the effective date. The disclosure requirements, however, must be applied prospectively to all intangibles recognized as of, and subsequent to, the effective date. We do not expect the adoption of FSP No. FAS 142-3 to have a material impact on our consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 requires that a defensive intangible asset be accounted for as a separate unit of accounting and assigned a useful life which reflects the entity’s consumption of the expected benefits related to that asset. A defensive intangible asset is an acquired intangible asset which the acquirer does not intend to actively use, but intends to hold to prevent others from obtaining access to the asset, excluding intangible assets that are used in research and development. Under EITF 08-7, an entity’s benefit from holding a defensive intangible asset is the direct and indirect cash flows resulting from the entity preventing others from realizing any value from the intangible assets. The period over which a defensive asset diminishes in fair value can be used as a proxy for the entity’s consumption of the expected benefits related to the asset. EITF 08-7 is effective for defensive intangible assets acquired on or after January 1, 2009. We will adopt EITF 08-7 upon its effective date as appropriate for any future defensive intangible assets acquired.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosure about Postretirement Benefit Plan Assets (“FSP No. FAS 132(R)-1”), which provides guidance on an employer’s disclosures of the plan assets of a defined benefit pension plan or other postretirement plans. FSP No. FAS 132(R)-1 requires employers of public and nonpublic entities to disclose additional information about how investment allocation decisions are made, about major categories of plan assets, including concentration of risk and fair value measurements, and about the fair value techniques used to measure plan assets. The disclosure requirements of FSP No. FAS 132(R)-1 will be effective for us as of December 31, 2009.

Related Party Transactions

See Item 13—Certain Relationships and Related Transactions, and Director Independence, appearing elsewhere in this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates and foreign currencies. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. In addition, with respect to our interest rate swaps as described below, we are exposed to counterparty credit risk, which we seek to minimize through credit support agreements and the review and monitoring of all counterparties. We do not purchase or hold any derivative financial instruments for speculative purposes.

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

Approximately 78%, or $11.8 billion, of our debt as of December 31, 2008 was fixed-rate debt, excluding interest rate swaps. While changes in interest rates impact the fair value of this debt, there is no impact to earnings or cash flows because we intend to hold these obligations to maturity unless market and other conditions are favorable.

As of December 31, 2008, we held interest rate swaps with an aggregate notional amount of $3.0 billion with maturities ranging from 2010 to 2013. These swaps were entered into to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest. On December 31, 2008, the rate we would pay averaged 3.8% and the rate we would receive averaged 2.0%.

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

These interest rate swaps and options have not been designated for hedge accounting treatment, in accordance with SFAS No. 133, as amended and interpreted, and the changes in fair value of these instruments will be recognized in earnings during the period of change. Assuming a one percentage point decrease in the prevailing forward yield curve, the fair value of the interest rate swap liability would increase to approximately $280.7 million and the fair value of the options would increase to an asset of approximately $32.0 million.

We perform interest rate sensitivity analyses on our variable rate debt, including interest rate swaps, and cash and cash equivalents. These analyses indicate that a one percentage point change in interest rates would have minimal pre-tax impact on our consolidated statements of operations and cash flows as of December 31, 2008. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair values.

Foreign Currency Risk

We do not currently use foreign currency derivatives to hedge our foreign currency exposures. Substantially all of our customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, we are not exposed to material foreign currency exchange risk. However, the service contracts with our Brazilian customers provide for payment in Brazilian reais. Accordingly, we are subject to the risk of a reduction in the value of the Brazilian reais as compared to the U.S. dollar in connection with payments made by Brazilian customers, and our exposure to fluctuations in the exchange rate for Brazilian reais is ongoing. However, the rates payable under our service contracts with Brazilian customers are adjusted annually to account for inflation in Brazil, thereby mitigating the risk. For the years ended December 31, 2006 and 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to December 31, 2008, our Brazilian customers represented approximately 2%, 2%, 2.1% and 2.4%, respectively, of our revenues. Transactions in other currencies are converted into U.S. dollars using rates in effect on the dates of the transactions.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements are filed under this item, beginning on page F-1 of this Annual Report on Form 10-K. The financial statement schedules required under Regulation S-X are filed pursuant to Item 15 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

(a) Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and timely reported as provided in SEC rules and forms. We periodically review the design and effectiveness of our disclosure controls and procedures worldwide, including compliance with various laws and regulations that apply to our operations. We make modifications to improve the design and effectiveness of our disclosure controls and procedures, and may take other corrective action, if our reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended December 31, 2008. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes that occurred in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Our current executive officers and directors are as follows:

Name	Age	Position
David McGlade	48	Director, Deputy Chairman and Chief Executive Officer, Intelsat, Ltd.
Raymond Svider	46	Chairman and Director, Intelsat, Ltd.
Michael McDonnell	45	Executive Vice President and Chief Financial Officer, Intelsat, Ltd.
Phillip Spector	58	Executive Vice President Business Development, General Counsel and Assistant Secretary, Intelsat, Ltd.
Stephen Spengler	49	Executive Vice President Sales and Marketing, Intelsat Corporation
Thierry Guillemin	49	Senior Vice President and Chief Technical Officer, Intelsat Corporation
Anita Beier	53	Senior Vice President and Controller, Intelsat Corporation
Justin Bateman	35	Director
Egon Durban	35	Director
John Joyce	55	Director
James Rubin	41	Director

The following is a brief biography of each of our executive officers and directors:

Mr. McGlade has been the Chief Executive Officer of Intelsat, Ltd. since April 2005 and became Deputy Chairman of the board of directors in August 2008. Prior to that, Mr. McGlade was the Chief Executive Officer of O2 UK, the largest subsidiary of mmO2 plc and a leading U.K. cellular telephone company, a position he took in October 2000. He was also an Executive Director of O2 plc. During his tenure at O2 UK and O2, Mr. McGlade was a director of the GSM Association, a trade association for GSM mobile operators, and served as Chairman of its Finance Committee from February 2004 to February 2005. He was also a director of Tesco Mobile from September 2003 to March 2005 and a director of The Link, a distributor of mobile phones and other high technology consumer merchandise, from December 2000 to May 2004. Mr. McGlade is currently a director of Skyworks Solutions, Inc. and WildBlue Communications, Inc. Mr. McGlade’s business address is Wellesley House North, 2nd Floor, 90 Pitts Bay Road, Pembroke HM 08, Bermuda.

Mr. Svider became a director of Intelsat, Ltd. in February 2008 and became the Chairman of the board of directors of Intelsat, Ltd. in May 2008. Mr. Svider has been a Managing Partner of BC Partners, since 2003. He joined BC Partners in 1992 in Paris before moving to London in 2000 to lead its investments in the technology and telecoms industries. Over the years, Mr. Svider has participated in or led a variety of investments including Tubesca, Nutreco, UTL, Neopost, Polyconcept, Neuf Telecom and Unity Media/ Tele Columbus. He is currently on the board of Neopost and Unity Media. Prior to joining BC Partners, Mr. Svider worked in investment banking at Wasserstein Perella in New York and Paris, and at the Boston Consulting Group in Chicago. Mr. Svider holds a Master of Business Administration from the University of Chicago and a Master of Science in Engineering from both Ecole Polytechnique and Ecole Nationale Superieure des Telecommunications in France. Mr. Svider’s business address is Wellesley House North, 2nd Floor, 90 Pitts Bay Road, Pembroke HM 08, Bermuda.

Mr. McDonnell became the Executive Vice President and Chief Financial Officer of Intelsat, Ltd. in November 2008. He was previously Executive Vice President, Chief Financial Officer and Treasurer of MCG Capital Corporation, a publicly-held commercial finance company, from September 2004 and its Chief Operating Officer since August 2006. From August 2000 to August 2004, Mr. McDonnell was employed by direct-to-home satellite television operator, DISH Network Corporation (f/k/a EchoStar Communications Corporation), where he served as Executive Vice President and Chief Financial Officer from July 2004 to August 2004 and as Senior Vice President and Chief Financial Officer from August 2000 to July 2004. Prior to joining EchoStar, from 1986 to 2000 Mr. McDonnell was employed by PricewaterhouseCoopers LLP, where he was a partner from 1996. He also currently serves on the board of directors of Catalyst Health Solutions, Inc. (f/k/a HealthExtras, Inc.), a pharmacy benefit management company. Mr. McDonnell’s business address is Wellesley House North, 2nd Floor, 90 Pitts Bay Road, Pembroke HM 08, Bermuda.

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

Mr. Bateman became a director of Intelsat, Ltd. in August 2008. Mr. Bateman is a Partner of BC Partners based in its New York office, the investment arm of which he co-established in early 2008. He initially joined BC Partners’ London office in 2000 from PricewaterhouseCoopers, where he spent three years in Transaction Services working on due diligence projects for both financial investors and corporate clients. In 2002/2003 he left BC Partners to complete his MBA at INSEAD before rejoining its London office. He has a degree in economics from the University of Cambridge in the UK. Mr. Bateman’s business address is Wellesley House North, 2nd Floor, 90 Pitts Bay Road, Pembroke HM 08, Bermuda.

Mr. Durban became a director of Intelsat, Ltd. in February 2008. Mr. Durban is a Managing Director based in London responsible for overseeing Silver Lake’s European private equity business. Mr. Durban joined Silver Lake in 1999 as a founding principal and has worked in the firm’s Menlo Park and New York offices. Mr. Durban serves on the Supervisory Board and Operating Committee of NXP B.V., on the Operating Committee of SunGard Capital Corporation, and on Silver Lake’s Investment and Operating Committees. Prior

to Silver Lake, Mr. Durban worked as an associate in Morgan Stanley’s Investment Banking Division. Mr. Durban organized and led a joint initiative between the Corporate Finance Technology Group and the Merger and Acquisition Financial Sponsor Group to analyze and present buyout opportunities in the technology industry. Previously, Mr. Durban worked in Morgan Stanley’s Corporate Finance Technology and Equity Capital Markets Group. Mr. Durban graduated from Georgetown University with a BS in Finance. Mr. Durban’s business address is Wellesley House North, 2nd Floor, 90 Pitts Bay Road, Pembroke HM 08, Bermuda.

Mr. Joyce became a director of Intelsat, Ltd. in August 2008. Mr. Joyce is a Managing Director of Silver Lake, a private equity firm that he joined in July 2005. Prior to joining Silver Lake, Mr. Joyce spent 30 years with IBM, serving most recently as Senior Vice President and Group Executive of the IBM Global Services Division, the world’s largest information technology services and consulting provider. From 1999 to 2004, Mr. Joyce was Chief Financial Officer of IBM. Prior to that, Mr. Joyce served in a variety of roles, including President, IBM Asia Pacific and Vice President and Controller for IBM’s global operations. Mr. Joyce serves as a director of Gartner, Inc., Hewlett-Packard Company and a number of private companies. Mr. Joyce’s business address is Wellesley House North, 2nd Floor, 90 Pitts Bay Road, Pembroke HM 08, Bermuda.

Mr. Rubin became a director of Intelsat, Ltd. in August 2008. Mr. Rubin is a Senior Partner of BC Partners, which he joined in May 2008 from One Equity Partners, where he was a founding partner since its inception in 2001. Mr. Rubin originated and executed transactions in a variety of industries with a particular focus on healthcare and business services and was also responsible for building One Equity’s practice in India. Prior to forming One Equity, Mr. Rubin was a Vice President with Allen & Company Incorporated, a New York merchant bank specializing in media and entertainment transactions and advisory work. From 1996 to 1998, he held a number of senior policy positions with the Federal Communications Commission. He received his A.B. from Harvard College and a J.D. from Yale Law School. Mr. Rubin is a Board Member of two New York City non-profits: Common Ground Communities and Echoing Green, and serves on the Board of The Dalton School. Mr. Rubin’s business address is Wellesley House North, 2nd Floor, 90 Pitts Bay Road, Pembroke HM 08, Bermuda.

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

Audit Committee

Intelsat, Ltd. has an audit committee consisting of Messrs. Svider, Durban, Bateman and Joyce. The members are not independent since they are associated with the New Sponsors. Pursuant to its charter and the authority delegated to it by the board of directors, the audit committee has sole authority for the engagement, compensation and oversight of our independent registered public accounting firm. In addition, the audit committee reviews the results and scope of the audit and other services provided by our independent registered public accounting firm, and also reviews our accounting and control procedures and policies. The audit committee meets as often as it determines necessary but not less frequently than once every fiscal quarter. Our board of directors has determined that each member of the audit committee is an audit committee financial expert.

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

Compensation Committee Interlocks and Insider Participation

Intelsat, Ltd.’s compensation committee is currently comprised of Messrs. Svider and Durban, directors of Intelsat, Ltd. None of these individuals has been at any time an officer or employee of Intelsat, Ltd., other than Mr. Svider who serves as our Chairman. During 2008, Intelsat, Ltd. had no compensation committee “interlocks”—meaning that it was not the case that an executive officer of ours served as a director or member of the compensation committee of another entity and an executive officer of the other entity served as a director or member of our compensation committee.

Code of Ethics

We have adopted a Code of Ethics for Senior Financial Officers, including our chief executive officer, chief financial officer, principal accounting officer, controller and any other person performing similar functions. The Code of Ethics is posted on our website at www.intelsat.com. We intend to disclose on our website any amendments to or waivers of this Code of Ethics.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Introduction

At the end of 2008, members of the Company’s senior executive team included:

•	David McGlade, Deputy Chairman and Chief Executive Officer;

•	Michael McDonnell, Executive Vice President and Chief Financial Officer;

•	Phillip Spector, Executive Vice President, Business Development and General Counsel;

•	Stephen Spengler, Executive Vice President, Sales and Marketing, Intelsat Corporation; and

•	Thierry Guillemin, Senior Vice President and Chief Technical Officer, Intelsat Corporation.

Several significant changes occurred in 2008 which impacted the makeup of the senior management team, as well as their compensation during the year. First, on February 4, 2008, pursuant to the terms of the BC Share Purchase Agreement, the New Sponsors Acquisition Transactions were completed. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for details on these transactions. The New Sponsors Acquisition Transactions impacted many of the elements of compensation for our executive officers as described in detail below. Additionally, shortly after the closing of the New Sponsors Acquisition Transactions, James Frownfelter, then serving as the Chief Operating Officer, resigned from the Company effective on February 22, 2008. Mr. Frownfelter’s position was replaced with two executive positions— Executive Vice President, Sales and Marketing, Stephen Spengler, and Senior Vice President and Chief Technical Officer, Thierry Guillemin. Several months after Mr. Frownfelter’s departure, on June 5, 2008, the Executive Vice President and Chief Financial Officer, Jeffrey Freimark, left his position at the Company. Mr. Freimark was replaced by Michael McDonnell, who joined the Company in November 2008. Messrs. McGlade, McDonnell, Spector, Spengler and Guillemin, together with Messrs. Frownfelter and Freimark, comprised the Named Executive Officers for the Company during 2008. The Company’s compensation objectives and policies, together with specific information on the compensation for each of these Named Executive Officers, are described herein.

Compensation Objectives

Our executive compensation programs for the Named Executive Officers are designed to encourage our executive officers to think and act like owners of the Company. We want our executive officers to take appropriate risks with our capital in order to generate returns for our shareholders, but at the same time to share the downside risk if risk-taking decisions cause poor performance or an operating loss. Through our performance management and rewards processes and programs, we endeavor to create an environment that fosters and rewards increasing enterprise value.

We foster an attitude of shared risk-taking between our executive officers and our shareholders by providing a portion of our executive officers’ incentive compensation through performance-based compensation. We emphasize “at risk” pay tied to performance as a significant portion of total compensation potential. We evaluate and reward our executive officers based on the Company’s performance against financial metrics as well as on the individual executive’s performance on strategic goals set in four perspectives: financial; customers; internal processes; and people, tools and infrastructure.

Our Compensation Committee reviews all of the compensation policies covering Named Executive Officers and approves all compensation for the Named Executive Officers with employment agreements, as described below.

Compensation Policy

We believe that in order to achieve our objectives, our executive compensation programs must be competitive, reward good results and provide incentives for future performance that sustain and enhance long-term shareholder value. Our overall compensation philosophy is one based upon shared risk. The level of risk associated with total compensation varies based upon the level of the executive officer.

Our performance-driven compensation policy consists of the following three components:

•	base salary;

•	short-term incentive awards (in the form of annual cash bonuses); and

•	long-term incentive awards (in the form of restricted shares and SCAs).

We use short-term compensation (base salaries and annual cash bonuses) to provide competitive levels of cash compensation for our executive officers and to focus them on our annual goals and objectives. We use long-term compensation (restricted shares and SCAs) to achieve our goal of driving long-term growth in share value. This long-term compensation element is designed to emphasize the performance measures our executive officers need to address in order to deliver shareholder value. The existing restricted shares and SCAs awarded to our Named Executive Officers have been subject to a variety of time vesting and performance vesting requirements. The performance vesting requirements were previously aligned with the returns obtained by our Former Sponsors on their cash equity investment in Intelsat Holdings. A significant portion of previously awarded restricted shares and SCAs were vested and cashed out in connection with the completion of the New Sponsors Acquisition Transactions in February of 2008. We are currently designing new long-term compensation programs for our executives as a result of the change in ownership of the Company. In the future, we may award to Named Executive Officers restricted shares and SCAs which have different vesting requirements tied to other performance measures.

We carefully determine the percentage mix of compensation components we think is appropriate for each of our Named Executive Officers. This is not a mechanical process and we use our judgment and experience to determine the appropriate mix of compensation for each individual. We also look at market data for comparable executive positions. The number of restricted shares and SCAs each currently serving Named Executive Officer receives is based on the expectations we have for the individual and, over time, on such officer’s performance against those expectations.

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

The level and terms of compensation for Messrs McGlade, McDonnell and Spector are set forth, or will be set forth, in the terms of an employment agreement between Intelsat, Ltd. and each respective executive. The terms of compensation for Messrs. Spengler and Guillemin are governed by the general policies and plans of the Company and are not set forth in employment agreements.

Elements of Compensation

Base Salary Base salary is used to recognize the experience, skills, knowledge and responsibilities required of the executive officers in their roles. When establishing the 2008 base salaries of the currently serving Named Executive Officers, the Compensation Committee and management considered a number of factors, including the functional role of the position, the individual’s performance, the level of the individual’s responsibility, the individual’s prior experience in similar positions, competitive market data, the ability to replace the individual, the base salary of the individual at his or her prior employment and the number of well-qualified candidates available. The salaries of the Named Executive Officers are reviewed on an annual basis, as well as at the time of promotion or other changes in responsibilities.

Annual Cash Bonuses We maintain a Bonus Plan, which was adopted by the board of directors of Intelsat Holdings in March 2006. The Bonus Plan provides that certain of our and our subsidiaries’ employees, including executive officers, may be awarded cash bonuses based on the attainment of specific performance goals and business criteria established by our board of directors for participants in the Bonus Plan. These goals and criteria for the 2008 fiscal year included certain revenue, backlog, adjusted operating expense and adjusted EBITDA targets, all as defined by the Compensation Committee. For the 2009 fiscal year, the goals and criteria also include certain revenue, backlog, adjusted operating expense and adjusted EBITDA targets, as defined by the Compensation Committee.

Annual cash bonuses are short-term incentive awards intended to reward individual performance for the prior fiscal year and will, therefore, vary from year to year. These bonuses are determined on a discretionary basis. Our Compensation Committee, in consultation with our executive officers, establishes performance targets which determine bonus eligibility for our executive officers. The Compensation Committee also has discretion to award additional bonuses to our executive officers up to specified percentages of annual base salary. Bonus targets are determined based upon the executive’s level in the Company as well as by a total cash compensation market comparison. Awards for the subject year are determined based upon completion of the audited consolidated financial statements for that year.

The employment agreements for Messrs. McGlade and Spector and the offer letter for Mr. McDonnell specify that their annual target bonus percentages are 100%, 65% and 65%, respectively, of the executive’s annual base salary. These bonus amounts are paid in the event of the Company’s achievement of pre-established metrics at the target level. The Compensation Committee also has discretion, in the event of significant outperformance of target objective criteria, to award additional bonuses. The Compensation Committee has established two additional levels of performance, tied to objective criteria at two tiers above the target levels, at which Messrs. McGlade, McDonnell and Spector may achieve additional bonuses. At the first tier of stretch performance, Messrs. McGlade, McDonnell and Spector may each receive an additional bonus of up to 50% of such Named Executive Officer’s annual base salary. At the second tier of stretch performance, Mr. McGlade may achieve an additional bonus of up to another 50% of his annual base salary and Messrs. McDonnell and Spector may each achieve an additional bonus of up to another 15% of such Named Executive Officer’s annual base salary. In the case of Messrs. Spengler and Guillemin, their target bonus percentages have been established pursuant to the terms of the Bonus Plan at 60% and 45%, respectively, of the executive’s annual base salary. In the event that the corporate performance achieves the first tier of stretch performance and based upon each executive’s individual performance, Messrs. Spengler and Guillemin each has the ability to obtain a maximum additional bonus in the amounts of 40.8% and 30.6%, respectively, of annual base salary.

Each of the target goals and criteria for bonuses referred to above is based on thorough discussion between the Compensation Committee and management as to budgets and projections for the relevant fiscal year. Great care is taken to ensure that the targets are difficult to achieve but achievable, thereby ensuring that the Named Executive Officers and other management are appropriately incentivized to perform at the highest levels.

Long-Term Incentive Awards

Shares and SCAs At the senior executive level, we have sought to weight our compensation programs to ownership of common shares. We believe that share ownership by our Named Executive Officers enhances our ability to deliver superior shareholder returns by increasing the alignment between the interests of our employees and our shareholders. The goal of Intelsat Holdings’ 2005 Share Incentive Plan, or the 2005 Plan, adopted on May 4, 2005, is to engage all of our serving Named Executive Officers and other key employees as partners in the Company’s success and help the Company realize the maximum gain from its strategy. We do not have a formal requirement for share ownership by any group of employees. The 2005 Plan provides for the granting of incentive share options, nonqualified share options, restricted shares, restricted share units, share appreciation rights, phantom shares and performance awards to our and our subsidiaries’ and specified affiliates’ employees, officers and directors, including the Named Executive Officers. The Compensation Committee has exclusive authority to select the persons to be awarded restricted shares and SCAs. At the time of each award, the Compensation Committee determines the terms of the award, including the performance period (or periods) and the performance objectives relating to the award. Upon the closing of the New Sponsors Acquisition Transactions, a significant portion of the original grants of restricted shares and SCAs under the 2005 Plan vested and were cashed out. We are designing a new equity plan to be implemented in 2009, with new grants for each executive. The new plan will be designed to attain the same objective of aligning our executives’ interests with those of our shareholders. Similar care will be taken to ensure that target goals and criteria are difficult to achieve but achievable.

In addition to grants made under the 2005 Plan, Messrs. McGlade, Freimark and Spector each purchased for cash certain unrestricted shares of Intelsat Holdings pursuant to their respective employment agreements. These shares were sold for cash on February 4, 2008 in accordance with the BC Share Purchase Agreement.

Restricted Shares Messrs. McGlade, Spector, Spengler and Guillemin each hold restricted shares that are subject to transfer, vesting and other restrictions as set forth in their applicable employment agreements or restricted share agreements. A portion of these restricted shares vests each month with full vesting being achieved for each executive by the end of January 2010, subject to the executive’s continued employment. Certain of the shares awarded were also subject to the meeting of performance criteria based on the cumulative total return earned by the Former Sponsors over an eight-year period. These performance criteria were all met based upon the purchase price in the BC Share Purchase Agreement and the shares vested and were cashed out at the closing of the New Sponsors Acquisition Transactions. Upon termination of employment, the Company retains the unilateral right to repurchase vested shares at fair market value (as defined in the 2005 Plan). See the discussion of individual agreements following the Summary Compensation Table for further details regarding these restricted shares.

SCAs Prior to the termination of their employment, Messrs. Freimark and Frownfelter each held SCAs which generally vested over a period of sixty months in installments. These SCAs were also subject to forfeiture and other restrictions as set forth in the executives’ respective employment agreements. The vesting of the SCAs was to accelerate upon certain changes of ownership of Intelsat Holdings. Any shares held as a result of the exercise of SCAs could be repurchased by Intelsat Holdings, and any SCAs could be cancelled, at any time after termination of employment, with payment to be made in the case of repurchases according to the terms of the executive’s employment agreement or grant. In order to receive any shares pursuant to the exercise of SCAs, the executive had to be or become a party to the Shareholders Agreement, dated January 28, 2005, by and among Intelsat Holdings and certain of its shareholders, as amended. See the discussion of individual employment agreements following the Summary Compensation Table for further details regarding these SCAs.

Other Elements Other elements of our executive compensation program include certain severance arrangements and perquisites, all of which are more fully described in those parts of this Item 11 which follow this Compensation Discussion and Analysis. Our philosophy with respect to these items is to maintain competitive overall compensation programs. Executive officers also participate in our other benefit plans on the same terms as other employees. These plans include a 401(k) plan, and medical, dental, disability and life insurance. Additionally, for employees hired prior to July 19, 2001, the Company maintains a defined benefit pension plan. Of the Named Executive Officers, only Mr. Guillemin is eligible to participate in the pension plan. Relocation benefits are reimbursed but are individually negotiated.

Competitive Market Review

During 2008, the Compensation Committee conducted a review of our executive compensation program. The objectives of the review included:

•	determine relative market competitiveness of our executive compensation program in order to attract and retain key executive talent; and

•	provide information for decision-making related to executive base salary levels, annual cash bonus targets and long-term incentive award levels.

With the assistance of an executive compensation consultant, we targeted above the median for total cash compensation (base salary and target bonus) and long-term incentive compensation. We compared our executive officers’ total direct compensation levels to an industry peer group of companies and survey data, with an emphasis on peer group data. The peer group was selected based on industry, size (determined by reviewing both revenue levels and enterprise value) and other factors such as market capitalization.

Based on this review, it was determined that all elements of our executive compensation program were reasonably competitive with market rates for comparable executive officers.

Role of Executive Officers in Setting Executive Compensation

The Compensation Committee approves the final determination of compensation for Messrs. Spector and McDonnell, and prior to the termination of their employment, Messrs. Freimark and Frownfelter, acting on recommendation of our Chief Executive Officer, David McGlade, and in consultation with the head of our human resources department. The Compensation Committee determines the compensation of David McGlade (our Deputy Chairman and Chief Executive Officer) acting with advice from the head of our human resources department. David McGlade plays no role in determining his own bonus. The compensation for Messrs. Spengler and Guillemin is set by Mr. McGlade in consultation with the head of our human resources department.

Conclusion

Our compensation policies are designed to recruit, retain and motivate our senior executive officers, to align their interests with those of our shareholders, and to ultimately reward them for outstanding performance.

Summary Compensation Table

The following summarizes the compensation earned during the year ended December 31, 2008 by our Named Executive Officers, who represent our Chief Executive Officer, Chief Financial Officer, and our three other most highly compensated executive officers who were serving as executive officers on December 31, 2008. In addition, two former executives are included in the table as Named Executive Officers: Mr. Freimark, because he served as Chief Financial Officer during a portion of 2008, and Mr. Frownfelter, whose total compensation earned for the portion of the year served would otherwise make him one of the three most highly compensated executive officers but for the fact that he was not employed on December 31, 2008.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards		SCA Awards		Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Non-Qualified Deferred Compensation		All Other Compensation ($)		Total ($)
David McGlade	2008	$978,538	(1)	$—		$81,102,722	(9)	$—		$2,000,000	(11)	$—		$52,929	(13)	$84,134,189
Deputy Chairman and	2007	$808,615		$—		$—		$—		$1,221,000		$—		$58,095		$2,087,710
Chief Executive Officer	2006	$774,538		$—		$—		$—		$1,168,500		$—		$83,649		$2,026,687

Michael McDonnell	2008	$69,327	(2)	$100,000	(8)	$—		$—		$167,375	(11)	$—		$7,349	(14)	$344,051
Executive Vice President and Chief Financial Officer

Phillip Spector	2008	$512,115	(3)	$—		$35,832,770	(9)	$—		$669,500	(11)	$—		$55,698	(15)	$37,070,083
Executive Vice	2007	$486,769		$—		$—		$—		$563,500		$—		$51,285		$1,101,554
President, Business	2006	$466,077		$—		$—		$—		$539,350		$—		$40,483		$1,045,910
Development and General Counsel

Stephen Spengler	2008	$326,269	(4)	$—		$6,838,129	(9)	$—		$311,148	(11)	$—		$37,757	(16)	$7,513,303
Executive Vice President, Sales and Marketing

Thierry Guillemin	2008	$269,558	(5)	$—		$1,282,129	(9)	$—		$191,565	(11)	$32,804	(12)	$21,399	(17)	$1,797,455
Senior Vice President and Chief Technical Officer

Jeffrey Freimark	2008	$251,273	(6)	$—		$—		$12,344,040	(10)	$—		$—		$577,187	(18)	$13,172,500
Former Executive	2007	$545,308		$—		$—		$—		$535,275		$—		$50,404		$1,130,987
Vice President and	2006	$397,788		$—		$—		$—		$396,704		$—		$781,944		$1,576,436
Chief Financial Officer

James Frownfelter	2008	$238,742	(7)	$—		$—		$12,908,578	(10)	$—		$—		$95,739	(19)	$13,243,059
Former Chief Operating Officer	2007	$615,923		$—		$—		$—		$822,938		$—		$56,539		$1,495,400
	2006	$299,424		$—		$—		$—		$760,545		$—		$4,427,145		$5,487,114

(1)	Mr. McGlade has an employment agreement that provided for an annual salary of $814,000 from February 19, 2007 through February 3, 2008. Effective from February 4, 2008 through February 15, 2009, Mr. McGlade’s annual salary was $1,000,000. Effective February 16, 2009, Mr. McGlade’s annual salary is $1,020,000.
(2)	Mr. McDonnell has an offer letter that provided for an annual salary of $515,000 from his employment date on November 3, 2008 through February 15, 2009. Effective February 16, 2009, Mr. McDonnell’s annual salary is $527,875.
(3)	Mr. Spector has an employment agreement that provided for an annual salary of $490,000 from February 19, 2007 through February 3, 2008. Effective from February 4, 2008 through February 15, 2009, Mr. Spector’s annual salary was $515,000. Effective February 16, 2009, Mr. Spector’s annual salary is $527,875.
(4)	Mr. Spengler’s annual salary was $278,250 until his promotion on February 18, 2008. Effective from February 18, 2008 through February 15, 2009, Mr. Spengler’s annual salary was $335,000. Effective February 16, 2009, Mr. Spengler’s annual salary is $350,000.
(5)	Mr. Guillemin’s annual salary was $239,630 until his promotion on February 18, 2008. Effective from February 18, 2008 through February 15, 2009, Mr. Guillemin’s annual salary was $275,000. Effective February 16, 2009, Mr. Guillemin’s annual salary is $295,625.
(6)	Prior to his termination of employment, Mr. Freimark’s employment agreement provided for an annual salary of $549,000. Mr. Freimark resigned from the Company effective as of June 5, 2008.
(7)	Prior to his termination of employment, Mr. Frownfelter’s employment agreement provided for an annual salary of $627,000. Mr. Frownfelter resigned from the Company effective as of February 22, 2008.
(8)	Mr. McDonnell received a signing bonus upon the commencement of his employment with the Company.
(9)	Messrs. McGlade, Spector, Spengler and Guillemin each received payments with respect to restricted share awards granted in 2005 as a result of the closing of the New Sponsors Acquisition Transactions, which occurred in 2008. The cash payments received were $81,191,359, $35,871,919, $6,847,952, and $1,283,971, respectively. The amounts set forth in the table are the 2008 total SFAS No. 123R expense recorded with respect to these grants.

(10)	Messrs. Freimark and Frownfelter each received payments with respect to SCA awards granted in 2006 as a result of the closing of the New Sponsors Acquisition Transactions, which occurred in 2008. No grant date value was previously recorded for these awards under SFAS No. 123R. The amount for Mr. Freimark also includes an expense of $2,976,056 related to the cash out of SCAs which vested upon Mr. Freimark’s resignation. Mr. Freimark will receive an aggregate amount of $3,406,539, which is payable in five equal installments on June 5 and December 5, 2008, June 5 and December 5, 2009 and June 5, 2010.
(11)	Payments for 2008 were based on performance criteria established at the beginning of 2008 in accordance with the Bonus Plan described above. We met 100% of the performance criteria, plus stretch targets established as part of the Bonus Plan for the fiscal year ended December 31, 2008. As a result of meeting the stretch targets, performance payments were made in accordance with the stretch bonus criteria. Based upon 2008 performance, the second tier stretch targets applicable to Messrs. McGlade, McDonnell and Spector were also deemed to have been met. Payments were approved by the Compensation Committee and paid in March 2009.
(12)	Mr. Guillemin participated in the Company’s Pension Plan and Restoration Plan, as described below in the Pension Benefits section of this Item 11. This amount reflects the change in the actuarial present value of his accrued benefit over the 12 month period from December 31, 2007 through December 31, 2008, using a discount rate of 6.27% for both years, and using an assumed retirement date of November 1, 2019 (age 60). No other Named Executive Officer participates in the Pension Plan or the Restoration Plan.
(13)	This amount includes an auto/financial planning/club dues allowance of $20,000 and benefits paid for by the Company, including $6,277 for executive life insurance and personal excess liability insurance, $1,382 for a physical examination, and $25,300 in contributions to Mr. McGlade’s 401(k) plan account.
(14)	This amount includes an auto/financial planning/club dues allowance of $2,692 and benefits paid for by the Company, including $225 for executive life insurance and personal excess liability insurance, $111 for long term disability insurance, and $4,321 in contributions to Mr. McDonnell’s 401(k) plan account.
(15)	This amount includes an auto/financial planning/club dues allowance of $20,000 and benefits paid for by the Company, including $9,074 for executive life insurance and personal excess liability insurance, $1,324 for a physical examination, and $25,300 in contributions to Mr. Spector’s 401(k) plan account.
(16)	This amount includes an auto allowance of $6,000, and benefits paid for by the Company, including $3,468 for executive life insurance and personal excess liability insurance, $2,989 for a physical examination and $25,300 in contributions to Mr. Spengler’s 401(k) account.
(17)	This amount includes an auto allowance of $6,000, and benefits paid for by the Company, including $3,019 for executive life insurance and personal excess liability insurance, $880 for long term disability insurance and $11,500 in contributions to Mr. Guillemin’s 401(k) account.
(18)	This amount includes $528,413 in severance benefits to be paid to Mr. Freimark as a result of his termination in 12 equal monthly installments commencing in June of 2008. As of December 31, 2008, $377,437 remains payable. This amount also includes an auto/financial planning/club dues allowance of $9,231, and benefits paid for by the Company, including $2,431 for executive life insurance and personal excess liability insurance, $5,074 for legal fees, and $13,400 in contributions to Mr. Freimark’s 401(k) plan account. This amount also includes $18,638 paid upon Mr. Freimark’s termination of employment for accrued but unused vacation.
(19)	This amount includes an auto/financial planning/club dues allowance of $3,846, and benefits paid for by the Company, including $436 for executive life insurance and personal excess liability insurance, $111 for long term disability insurance, and $19,000 in contributions to Mr. Frownfelter’s 401(k) plan account. This amount also includes $72,346 paid upon Mr. Frownfelter’s termination of employment for accrued but unused vacation.

Employment and Other Agreements

As of the closing of the 2005 Acquisition Transactions, Mr. McGlade entered into an employment agreement with Intelsat Holdings and/or one of its affiliates (the “2005 McGlade Agreement”). In addition, Mr. Spector entered into an employment agreement dated as of January 31, 2005 with Intelsat Holdings and Intelsat, Ltd. (the “2005 Spector Agreement”). On March 16, 2006, Intelsat Holdings and Intelsat, Ltd. entered into an employment agreement with Mr. Freimark. On May 18, 2006, Intelsat Holdings and Intelsat Corporation entered into an employment agreement with Mr. Frownfelter.

Subsequent to the closing of the New Sponsors Acquisition Transactions, Messrs. Freimark and Frownfelter both separated from employment with the Company. Mr. McGlade entered into a new employment agreement with Intelsat Global, Ltd. and Intelsat, Ltd. on December 29, 2008, effective as of February 4, 2008 (the “2008 McGlade Agreement”). Mr. McDonnell was hired pursuant to an offer letter (the “McDonnell Offer Letter”), the terms of which provided for an employment agreement that has not yet been executed. It is also expected that Intelsat Global and Intelsat Ltd. will enter into a new employment agreement with Mr. Spector in the future.

Pursuant to the employment agreements and offer letter described above, Mr. McGlade serves as Deputy Chairman of the Board of Directors and Chief Executive Officer and Mr. Spector serves as Executive Vice President and General Counsel for Intelsat, Ltd. Mr. McDonnell began employment with Intelsat, Ltd. effective as of November 3, 2008 and, as of November 17, 2008, began serving as Executive Vice President and Chief Financial Officer.

Messrs. Spengler and Guillemin are not party to employment agreements with the Company, however, the Company does have certain severance and other obligations to them pursuant to Company policies and each has a Restricted Share Agreement governing the terms of his restricted share awards.

Details of the agreements in place for 2008 for each of the Named Executive Officers appear below.

Employment Agreements with Messrs. McGlade and Spector

2005 McGlade Agreement and 2005 Spector Agreement

The 2005 McGlade Agreement governed Mr. McGlade’s employment for part of the year and continues to govern his equity compensation arrangements, and the 2005 Spector Agreement continues to apply to Mr. Spector’s employment. Each of these agreements has an initial term of one year, which will renew automatically for successive one-year periods unless a notice not to renew is provided by either party to the agreement. The employment agreements provide that each of the executives will be paid an annual base salary during the term, which will be reviewed for increase no less frequently than annually. The amount of the annual base salaries for Messrs. McGlade and Spector is currently $1,020,000 and $527,875, respectively. The employment agreements also provide that each of Messrs. McGlade and Spector will be eligible for an annual discretionary bonus with a maximum payment of 100% and 65%, respectively, of each executive’s respective annual base salary, based on meeting pre-established performance targets. The Compensation Committee, in its sole discretion, may award an additional bonus to each executive of up to 50% of his annual base salary in the event of significant performance beyond pre-established performance targets. During the employment term, Messrs. McGlade and Spector are generally eligible to participate in our employee benefit plans and programs and will receive certain perquisites, as described in their respective employment agreements and the Summary Compensation Table set forth herein.

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

Except as described below, if an executive’s employment is terminated by his applicable employer without cause (or if we provide a notice of non-renewal) or if he resigns for good reason, subject to his continued compliance with the restrictive covenants described below, the executive will be paid an amount equal to the sum of his annual base salary and maximum bonus amount. In the event that the executive’s employment is terminated by his applicable employer without cause or by the executive for good reason within six months after a “change of control” (as defined in the applicable employment agreement), the annual bonus severance component will be the higher of the maximum bonus amount or the executive’s annual bonus for the immediately preceding year.

In addition, upon a termination of the executive’s employment by his employer without cause (or if we provide a notice of non-renewal) or if he resigns for good reason, the time vesting restricted shares will be forfeited unless such termination is within six months following a change of control, in which case they will vest in full. Any restricted shares that were to vest based on performance goals would remain outstanding for 180 days and, if the performance goals were not then met, the shares would be forfeited unless the termination was within six months following certain corporate transactions with entities specified in the agreement, in which case the executive would have the opportunity to earn a portion of his performance shares pro rated through the executive’s date of termination. We may repurchase vested shares following termination of employment in these circumstances at fair market value (as defined in the 2005 Plan).

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

2008 McGlade Agreement

On December 29, 2008, Mr. McGlade entered into a new employment agreement with Intelsat Global and Intelsat, Ltd., to be effective as of February 4, 2008. The 2008 McGlade Agreement provides for Mr. McGlade’s continued employment as Chief Executive Officer of each of Intelsat Global and the Company, his continued service as a member of the board of directors of each of Intelsat Global and the Company, and his nomination for reelection as a member of the board of directors of each of Intelsat Global and the Company at the expiration of the then current term. The Agreement supersedes the terms and conditions of the 2005 McGlade Agreement except with respect to those certain provisions of the 2005 McGlade Agreement that relate to equity compensation arrangements.

The 2008 McGlade Agreement has a term of one year and renews automatically for successive one year periods, unless earlier terminated. The 2008 McGlade Agreement provides that Mr. McGlade will be paid an annual base salary of $1,000,000 during the term, which will be reviewed for increase no less frequently than annually. The 2008 McGlade Agreement also provides that Mr. McGlade will be eligible for (i) a basic annual bonus of 100% of his annual base salary, based on meeting pre-established performance criteria, and (ii) two additional annual bonuses, the “stretch” bonus and “super stretch” bonus, each of 50% of his annual base salary and each based on meeting incrementally more difficult to achieve pre-established performance criteria. In exchange for Mr. McGlade’s waiver of any relocation reimbursement commitments set forth in the 2005 McGlade Agreement, the Company has paid Mr. McGlade consideration in the amount of $300,000. During the employment term, Mr. McGlade will be eligible to participate in the Company’s employee benefit plans and programs, including certain retiree medical benefits for the respective lifetimes of Mr. McGlade and his spouse under the Intelsat Group Welfare Benefits Plan, and will receive certain perquisites set forth in the 2008 McGlade Agreement and quantified in the Summary Compensation Table set forth above.

If Mr. McGlade’s employment is terminated without cause or if he resigns for good reason (in either case as defined in the 2008 McGlade Agreement) on or after January 1, 2009, subject to his timely execution and non-revocation of a waiver and release of claims and his continued compliance with the 2008 McGlade Agreement, and except as otherwise required by law or by the terms of the Company’s benefit plans (excluding severance plans), he will be paid severance in an amount equal to 150% of the sum of (i) his annual base salary plus (ii) the basic annual bonus and the stretch annual bonus (as in effect on the date of such termination of employment) (the “Target Bonus”), which severance amount shall be payable on the sixtieth day after such termination of employment. In addition, in connection with a termination of his employment without cause or for good reason, and in the event of a termination of his employment by reason of his death or disability, Mr. McGlade will be paid any earned but unpaid compensation and a pro-rata Target Bonus for the year of his termination of employment based on actual results and the portion of the fiscal year Mr. McGlade was employed by the Company through the effective date of such termination of employment, payable in the calendar year following such termination of employment at such time bonuses are paid to the Company’s other senior executives. The 2008 McGlade Agreement defines good reason to include any of (i) a material diminution of Mr. McGlade’s title, position or responsibilities, (ii) a material breach by the Company of any terms of the 2008 McGlade Agreement; (iii) a reduction of Mr. McGlade’s base salary or bonus potential, and (iv) under certain specified conditions, relocation or a requirement to work from a location other than the principal place of employment.

In the event that excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”) will be imposed on any compensation or benefits received by Mr. McGlade, then, if (i) no shares of the Company are readily tradable on an established securities market or otherwise and (ii) the shareholders that controlled more than 75% of the voting power of the Company entitled to vote on February 4, 2008 no longer hold 75% of such voting power at the time such excise tax would be imposed, the Company shall pay Mr. McGlade an additional payment (the “Partial Gross-Up Payment”) equal to the amount of the excise tax that will be imposed on such compensation or benefits; provided, that such Partial Gross-Up Payment will not include any additional payments for any federal, state or local income taxes imposed on such compensation or benefits or on the Partial Gross-Up Payment, including any excise tax imposed on the Partial Gross-Up Payment. In the event that excise tax under Section 4999 of the Code will be imposed on any compensation or benefits received by Mr. McGlade and the Company’s shares are readily tradable on an established securities market or otherwise at such time, then the Company shall pay Mr. McGlade an additional payment such that he will be placed in the same after-tax position that he would have been in had no excise tax been imposed.

The 2008 McGlade Agreement also provides that, during Mr. McGlade’s employment with the Company and for one year after termination of his employment, whether voluntary or involuntary, he will not compete with the Company or its affiliates or hire or attempt to hire any person who is or was, during the year prior to the termination of his employment, an employee of the Company.

Amendment to 2005 Spector Agreement

Also on December 29, 2008, the Company and Intelsat Global entered into a Fourth Amendment and Acknowledgment (the “Amendment”) with Mr. Spector, to amend the 2005 Spector Agreement. The Amendment reflects certain changes in response to Section 409A of the Code and the Treasury regulations and other guidance promulgated thereunder and provides that any severance benefits payable to Mr. Spector will be paid in a lump sum on the sixtieth day following the date of his termination of employment without cause or for good reason (in either case as defined in Mr. Spector’s employment agreement).

McDonnell Offer Letter

On October 6, 2008, the Company’s board of directors approved an offer of employment which was accepted by Mr. McDonnell and which has governed the terms of his employment pending the execution of an employment agreement. The McDonnell Offer Letter included a term sheet relating to an employment agreement the Company and Intelsat Global expect to enter into with Mr. McDonnell in the future. The term sheet provides that Mr. McDonnell will be paid an annual base salary of $515,000 during the term of his employment, subject to annual review commencing in 2009. The term sheet also provides that Mr. McDonnell will be eligible for an annual discretionary basic bonus with a target payment of 65% of his annual base salary, subject to the satisfaction of objective performance criteria, together with additional annual stretch and super stretch bonuses with target payments of up to 50% and 15%, respectively, of Mr. McDonnell’s annual base salary, again subject to the satisfaction of certain objective performance criteria. The term sheet further provides that Mr. McDonnell will be paid a sign-on bonus of $100,000 as soon as practicable following the first day of his employment with the Company. During the employment term, Mr. McDonnell is also expected to be generally eligible to participate in the Company’s and Intelsat Global’s employee benefit plans and programs and to receive certain perquisites to be set forth in his employment agreement. The perquisites received by Mr. McDonnell during 2008 are reflected in the Summary Compensation Table set forth above.

The McDonnell Offer Letter also states that his employment agreement will contain provisions related to the term of the agreement, certain severance payments and benefits and certain other items that will not be less favorable than those contained in employment agreements the Company previously entered into or intended to negotiate and enter into with certain of its executives. The McDonnell Offer Letter further provides that if Mr. McDonnell’s employment is terminated by the Company without cause (as defined in the employment agreement of one of his predecessors as Chief Financial Officer of the Company, Mr. Jeffrey Freimark, until such time as the Company enters into an employment agreement with Mr. McDonnell) or if he resigns for good reason, he will be paid an amount equal to twice the sum of his annual base salary and target bonus amount, such amount being subject to a specified reduction for each month of his service. The McDonnell Offer Letter also provides that Mr. McDonnell will receive a grant of equity in Intelsat Global pursuant to an equity compensation plan that is being finalized. The McDonnell Offer Letter specifies that in the event that the Company does not present Mr. McDonnell with an employment agreement consistent with the terms of the offer letter on or prior to April 10, 2009, Mr. McDonnell will have a 30-day period during which he may resign his employment with the Company in exchange for a payment equal to 1.5 times the sum of his annual base salary and target bonus amount.

Restricted Share Agreements and Other Employment Arrangements with Messrs. Spengler and Guillemin

Messrs. Spengler and Guillemin do not have employment agreements with Intelsat, but both received restricted share awards pursuant to separate grant agreements under the 2005 Plan. Under their restricted share agreements, each of Messrs. Spengler and Guillemin received a grant of ordinary shares of Intelsat Holdings equal to approximately .16% and .03%, respectively, of the outstanding ordinary shares of Intelsat Holdings, as of the closing of the 2005 Acquisition Transactions. The agreements provide that 50% of such shares vest over sixty months with 7/60ths vesting on August 1, 2005 and then in equal monthly installments thereafter commencing with September 1, 2005, subject to each executive’s continued employment through each applicable vesting date. An additional 50% of the shares granted to the executives were to vest if and when the Former Sponsors received a “cumulative total return” (as defined in the restricted share agreements) between 2.5 and 3 times the amount invested by the Former Sponsors collectively prior to the eighth anniversary of the closing of the 2005 Acquisition Transactions, subject to each executive’s continued employment through the applicable vesting date. If the cumulative total return goals had not been achieved by the eighth anniversary of closing, the performance shares were to be forfeited. The closing of the New Sponsors Acquisition Transactions resulted in a cumulative total return to the Former Sponsors in excess of 3 times the amount invested and, as a result, Messrs. Spengler and Guillemin vested in and were cashed out of all of these performance shares.

The restricted share agreements provide for transfer restrictions, and further provide that recipients of awards who terminate employment with Intelsat Holdings or its subsidiaries will forfeit unvested shares awarded, except that performance shares will remain outstanding for 180 days and will vest if performance vesting criteria are met within 180 days following termination without cause. Additionally, the restricted share agreements have certain repurchase features which provide that if an employee is terminated without cause or upon death or disability, Intelsat Holdings has the right for two years to repurchase any vested shares at fair value as determined on the termination date. In the event an employee resigns, Intelsat Holdings’ repurchase right for vested shares is at the lesser of fair value on the resignation date and the fair value at the effective date of grant (which was $2.15 per share).

Under the terms of the Company’s severance plans and agreements, in the event their employment is involuntarily terminated without cause, Messrs. Spengler and Guillemin are entitled to a severance benefit equal to nine months’ salary and eight months’ salary, respectively, with health benefit continuation for the severance period and executive outplacement services. The severance benefits are contingent upon the executive signing a standard release of claims and a non-compete, non-solicitation and non-disparagement agreement. Cause is defined as willful misconduct or negligence in the performance of duties.

Former Employment Agreement with Mr. Freimark

Mr. Freimark’s agreement had an initial term of one year, which was renewable automatically for successive one-year periods unless a notice not to renew was provided by either party. The employment agreement provided that Mr. Freimark would be paid an annual base salary of $549,000 during the term, which would be reviewed for increase no less frequently than annually. The employment agreement also provided that Mr. Freimark was eligible for an annual discretionary bonus with a maximum payment of 65% of his annual base salary, based on meeting pre-established performance targets. The Compensation Committee, in its sole discretion, could award Mr. Freimark an additional bonus of up to 50% of his maximum bonus in the event of significant performance beyond pre-established performance targets. During the employment term, Mr. Freimark was generally eligible to participate in our employee benefit plans and programs and to receive certain perquisites, as described in his employment agreement and the Summary Compensation Table set forth above.

Under the employment agreement as amended on July 3, 2006, Mr. Freimark was awarded on April 1, 2006, SCAs permitting him to purchase 77,537 Intelsat Holdings common shares. Such SCAs were to vest in equal monthly installments over sixty months commencing on the last day of the first full month following Mr. Freimark’s start date and subject to his continued employment through each applicable vesting date. Mr. Freimark received an award of an additional 7,121 SCAs on July 3, 2006 with the same vesting provisions (5% of which were vested as of the award date). The vesting of the SCAs was to accelerate in the event that the Former Sponsors (or other private equity investors) ceased to own 40% or more of Intelsat Holdings.

Mr. Freimark’s employment terminated on June 5, 2008 and consistent with his employment agreement, and subject to his continued compliance with the restrictive covenants described below, he is being paid an amount equal to the sum of his annual base salary and maximum bonus amount ($905,850). In addition, because this termination was within six months of a change of control (the New Sponsors Acquisition Transactions on February 4, 2008), his unvested SCAs vested in full. Pursuant to the terms of his agreement, the Company elected to cancel his vested SCAs in exchange for a payment equal to the fair market value of a share ($100) minus the exercise price ($25) for each such cancelled SCA. Mr. Freimark received a payment for the canceled shares in the amount of $3,406,539, payable in five equal installments.

The employment agreement also provided that, during Mr. Freimark’s employment with Intelsat and for one year after his termination of employment, he would not compete with Intelsat or hire or attempt to hire any person who is or was in the previous year an employee of Intelsat.

Former Employment Agreement with Mr. Frownfelter

Mr. Frownfelter’s agreement had an initial term of one year, which was renewable automatically for successive one-year periods unless a notice not to renew was provided by either party. The employment agreement provided that Mr. Frownfelter was to be paid an annual base salary of $627,000 during the term, which would be reviewed for increase no less frequently than annually. The employment agreement also provided that Mr. Frownfelter would be eligible for an annual discretionary bonus with a maximum payment of

87.5% of his annual base salary, based on meeting pre-established performance targets, pro rated for the partial year 2006. The Compensation Committee, in its sole discretion, could award Mr. Frownfelter an additional bonus of up to 50% of his maximum bonus in the event of significant performance beyond pre-established performance targets. During the employment term, Mr. Frownfelter was generally eligible to participate in our employee benefit plans and programs and was to receive certain perquisites, as described in his employment agreement and the Summary Compensation Table set forth herein.

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

Except as described below, if Mr. Frownfelter’s employment were to be terminated without cause or if he resigned for good reason (in either case as defined in the employment agreement), subject to his continued compliance with the restrictive covenants described below, he would have been paid an amount equal to100% of the sum of his annual base salary and target annual bonus. In addition, his unvested rollover SCAs would vest, and his unvested new SCAs would be forfeited unless such termination were within six months following a change of control (as defined in the employment agreement), in which case they would vest in full. We could repurchase at fair market value any shares held by Mr. Frownfelter as a result of the exercise of SCAs, and we could cancel any SCAs, at any time after his termination of employment. Cancelled SCAs would be purchased for an amount equal to the fair market value of a share minus the exercise price for each such cancelled SCA. If Mr. Frownfelter’s employment were terminated without cause or if he resigned for good reason within six months following a change of control (as defined in the employment agreement), his severance amount would have been paid in twelve equal monthly installments following his date of termination and the annual bonus portion of the severance calculation described above would instead be based on the highest of his target bonus in effect at termination, his target bonus paid in respect of the previous fiscal year or 87.5% of his base salary.

Effective as of February 22, 2008, Mr. Frownfelter voluntarily resigned his position with Intelsat Corporation. Pursuant to the terms of his agreement, all his unvested SCAs were canceled. See footnotes under the Benefits and Payments Upon Termination Table later in this Item 11 for a description of amounts Mr. Frownfelter was entitled to receive upon his resignation.

Mr. Frownfelter’s employment agreement also provided that, during his employment with Intelsat and for one year after his termination of employment, he would not compete with Intelsat or hire or attempt to hire any person who is or was in the previous year an employee of Intelsat.

Rollover of Management Equity Holdings in the New Sponsors Acquisition Transactions

In connection with the New Sponsors Acquisition Transactions, existing Intelsat Holdings restricted shares, each an Original Restricted Share, and existing SCAs to purchase Intelsat Holdings shares, each an Original SCA, that were fully vested as of the consummation of the New Sponsors Acquisition Transactions were acquired for cash in accordance with the BC Share Purchase Agreement. The BC Share Purchase Agreement also provided for the vesting of an additional 100% of the number of SCAs otherwise vested at the time of the closing. These SCAs were also acquired for cash in accordance with the BC Share Purchase Agreement. In addition, in connection with the New Sponsors Acquisition Transactions, the Board of Directors of Serafina Holdings approved the adoption of the Serafina Holdings 2008 Share Incentive Plan, or the 2008 Plan, and the Company will replace previously existing equity agreements with a form of Rollover Option Agreement and a form of Class A Restricted Share Agreement, the terms of which are to be substantially similar to the terms of the 2005 Plan and related grant documents pursuant to which the Original Restricted Shares and Original SCAs were awarded. These events impacted the equity holdings and compensation realized by our Named Executive Officers. Pursuant to the BC Share Purchase Agreement, on February 4, 2008, Jeffrey Freimark received 45,420.51 options to purchase Intelsat Global shares (“Rollover Options”) (which were cashed out upon his termination as described above) and James Frownfelter received 91,787.48 Rollover Options (which were forfeited upon his resignation as described above) in exchange for the cancellation of their unvested Original Options. Each such Rollover Option will vest in equal monthly installments on the last day of each calendar month with respect to 1/60 of the total number of shares originally underlying such time vesting Original Options (subject to the holder’s continued employment) pursuant to the terms of the 2008 Plan and the applicable Rollover Option Agreement. In addition, on February 4, 2008, unvested Original Restricted Shares held by Messrs. McGlade, Spector, Spengler and Guillemin were contributed to Intelsat Global in exchange for the issuance of, respectively, 158,810.45 Class A Restricted Shares of Serafina Holdings, referred to as Class A Restricted Shares, 70,165.54 Class A Restricted Shares, 16,237.41 Class A Restricted Shares, and 3,044.47 Class A Restricted Shares, in accordance with the BC Share Purchase Agreement. Each such Class A Restricted Share will vest in equal monthly installments on the last day of each calendar month with respect to 1/60 of the total number of time vesting Original Restricted Shares (subject to the holder’s continued employment) pursuant to the terms of the 2008 Plan and the applicable Class A Restricted Share Agreement. It is also expected that certain executives, including Named Executive Officers, will be awarded Class B restricted shares of Intelsat Global in the future.

Grants of Plan-Based Awards

No grants of stock plan-based awards were made to any of our Named Executive Officers during the year ended December 31, 2008.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning the number and value of any outstanding unvested restricted share awards held by the Named Executive Officers at December 31, 2008. There was no public market for Intelsat Global’s common stock as of December 31, 2008.

Name	Restricted Share Awards
	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested(1)
David McGlade	86,022	—

Michael McDonnell	—	—

Phillip Spector	38,006	—

Stephen Spengler	9,178	—

Thierry Guillemin	1,721	—

Jeffrey Freimark	—	—

James Frownfelter	—	—

(1)	As part of the New Sponsors Acquisition Transactions, the Intelsat Holdings unvested restricted shares held by executives were exchanged for unvested restricted shares in Intelsat Global, which on February 4, 2008 were valued at $100 per share based on the price paid for Intelsat Holdings shares in the BC Share Purchase Agreement. There has been no valuation of Intelsat Global shares completed since the closing of the New Sponsors Acquisition Transactions. Based on the $100 per share value, at December 31, 2008 the unvested restricted shares held by Messrs. McGlade, Spector, Spengler and Guillemin would have had an approximate value of $8,602,235, $3,800,638, $917,771 and $172,077, respectively.

SCA Exercises and Stock Vested

The following table sets forth certain information regarding the number of restricted shares and SCAs of Intelsat Holdings issued under the 2005 Plan that vested in 2008 and the number of Intelsat Global restricted shares and SCAs that vested in 2008, together with the corresponding amounts realized by the Named Executive Officers.

Name	SCA Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)(2)	Number of Shares Acquired on Vesting (#)(3)	Value Realized on Vesting ($)(4)
David McGlade
Intelsat Holdings	—	—	202,823	$81,191,359
Intelsat Global	—	—	72,788	—

Michael McDonnell
Intelsat Holdings	—	—	—	—
Intelsat Global	—	—	—	—

Phillip Spector
Intelsat Holdings	—	—	89,611	$35,871,919
Intelsat Global	—	—	32,159	—

Stephen Spengler
Intelsat Holdings	—	—	17,107	$6,847,952
Intelsat Global	—	—	7,060	—

Thierry Guillemin
Intelsat Holdings	—	—	3,207	$1,283,971
Intelsat Global	—	—	1,324	—

Jeffrey Freimark
Intelsat Holdings	62,083	$9,367,983	—	—
Intelsat Global	45,421	$3,406,539	—	—

James Frownfelter
Intelsat Holdings	72,524	$12,908,578	—	—
Intelsat Global	—	—	—	—

(1)	The Intelsat Holdings number represents the vested SCAs which were canceled in exchange for a cash payment in conjunction with the consummation of the New Sponsors Acquisition Transactions on February 4, 2008. Upon the closing of the New Sponsors Acquisition Transactions, the unvested outstanding Intelsat Holdings SCAs were rolled over into Intelsat Global SCAs. The Intelsat Global number represents the vested SCAs which were canceled in exchange for installment cash payments upon the termination of Mr. Freimark’s employment.
(2)

The value of Intelsat Holdings SCAs is based upon the per share price of approximately $400 set forth in the BC Share Purchase Agreement, less the exercise price of the relevant SCAs. The value of the Intelsat Global

SCAs is based upon the amount paid to Mr. Freimark upon his resignation for his SCAs, at a price per share of approximately $100 less the exercise price of $25.
(3)	The Intelsat Holdings number represents the vested restricted shares which were sold for approximately $400 per share in cash in accordance with the BC Share Purchase Agreement on February 4, 2008. Upon the closing of the New Sponsors Acquisition Transactions, the unvested outstanding restricted Intelsat Holdings shares were rolled over into time vesting restricted shares of Intelsat Global. The Intelsat Global number represents the vesting of Intelsat Global restricted shares held by the Named Executive Officers as of December 31, 2008.
(4)	As part of the New Sponsors Acquisition Transactions, the Intelsat Holdings unvested restricted shares held by executives were exchanged for unvested restricted shares in Intelsat Global, which on February 4, 2008 were valued at $100 per share based on the price paid for Intelsat Holdings shares in the BC Share Purchase Agreement. There has been no valuation of Intelsat Global shares completed since the closing of the New Sponsors Acquisition Transactions. Based on the $100 per share value, the vested restricted shares held by Messrs. McGlade, Spector, Spengler and Guillemin as of December 31, 2008 would have had an approximate value of $7,278,810, $3,215,916, $705,970 and $132,370, respectively.

Pension Benefits

The following table sets forth the actuarial present value of accumulated benefits of our Named Executive Officers under each pension plan of the Company. Only Mr. Guillemin is eligible to participate in the pension plans.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During the Last Fiscal Year ($)
Thierry Guillemin	Intelsat Staff Retirement Plan	9.17	$170,124	—
	Intelsat Restoration Plan	9.17	$12,048	—
Total			$182,172

The Intelsat Staff Retirement Plan is a tax-qualified defined benefit pension plan covering U.S.-based employees of Intelsat who were hired prior to July 19, 2001. The benefits under the plan are calculated based upon a set of formulas that take into account the participant’s hire date, years of service and average compensation. For Mr. Guillemin, the formula is 2.0% of final average earnings for each year of service prior to 2002, plus 1.5% of final average earnings for each year of service on or after 2002. Final average earnings for Mr. Guillemin includes regular earnings and does not include bonus payments, and is based on average earnings over the 60 months of employment that produces the highest average. Early retirement is available at age 55 with three years of service, and there is a seven year vesting schedule. Benefit payments may be taken in the form of a single life annuity, a partially subsidized 60% or 75% joint and survivor annuity if married at the time of benefit commencement, a 50% or 100% joint and survivor annuity if unmarried at the time of benefit commencement, a lump sum or a reduced annuity plus a partial lump sum. Benefits paid in the form of an annuity are adjusted for cost of living increases but only on the portion of the benefit attributable to pre-2002 service and pre-2006 compensation. See Note 5—Retirement Plans and Other Retiree Benefits to the consolidated financial statements included elsewhere in this Annual Report for additional disclosure on the assumptions used to value pension benefits.

As a tax-qualified plan, benefits under the Intelsat Staff Retirement Plan are subject to certain Code limitations on benefits and compensation. The Intelsat Restoration Plan is a non-qualified retirement plan that is intended to make participants “whole” if their benefit under the Intelsat Staff Retirement Plan is diminished due to limits on annual benefits under Section 415 of the Code or limits on includable compensation under Section 401(a)(17) of the Code.

Nonqualified Deferred Compensation

No deferred compensation programs are maintained for the Company’s Named Executive Officers.

Severance and Change of Control Arrangements

Upon termination of employment, the Named Executive Officers may receive payments under their employment agreements or Company policies, as applicable, which are described in detail immediately following the Summary Compensation Table.

Benefits and Payments Upon Termination

The following is a table which shows, hypothetically, what each of the current Named Executive Officers would receive upon termination of employment under varying circumstances, assuming such termination occurred on December 31, 2008. However, this table does not take into account any vesting of equity, except in the case of a change of control, as defined in applicable agreements, nor does it reflect all of the restrictions and other provisions of relevant employment contracts described earlier. Thus, this table does not represent guarantees to any Named Executive Officer that he will receive the amounts set forth herein.

Name	Resignation Without Good Reason		Resignation With Good Reason or Involuntary Termination Without Cause		Resignation With Good Reason or Involuntary Termination Without Cause Following a Change of Control		Death or Disability		Termination For Cause
David McGlade
Accrued Salary and Vacation(1)	$142,308		$142,308		$142,308		$142,308		$142,308
Accrued Bonus(2)	—		1,500,000	(3)	1,500,000	(3)	1,500,000	(3)	—
Severance	—		3,750,000	(4)	3,750,000	(5)	—		—
Vested Shares	39,094	(6)	7,278,810	(7)	7,278,810	(7)	7,278,810	(7)	—
Unvested Shares	86	(8)	86	(8)	8,602,235	(9)	8,602,235	(10)	—
Medical Benefits	389,489	(11)	389,489	(11)	389,489	(11)	389,489	(11)	—

TOTAL	$570,977		$13,060,693		$21,662,842		$17,912,842		$142,308

Michael McDonnell(12)
Accrued Salary and Vacation(1)	$22,513		$22,513		$22,513		$22,513		$22,513
Accrued Bonus(2)	—		—		—		167,375	(13)	—
Severance	—		1,628,688	(14)	1,628,688	(14)	—		—
Vested Shares	—		—		—		—		—
Unvested Shares	—		—		—		—		—

TOTAL	$22,513		$1,651,201		$1,651,201		$189,888		$22,513

Phillip Spector
Accrued Salary and Vacation(1)	$72,565		$72,565		$72,565		$72,565		$72,565
Accrued Bonus(2)	—		—		—		$592,250	(15)	—
Severance	—		849,750	(16)	849,750	(17)	—		—
Vested Shares	17,272	(18)	3,215,916	(19)	3,215,916	(19)	3,215,916	(19)	—
Unvested Shares	38	(20)	38	(20)	3,800,638	(21)	3,800,638	(22)	—

TOTAL	$89,875		$4,138,269		$7,938,869		$7,681,369		$72,565

Stephen Spengler
Accrued Salary and Vacation(1)	$44,452		$44,452		$44,452		$44,452		$44,452
Accrued Bonus(2)	—		—		—		241,200	(23)	—
Severance	—		251,250	(24)	251,250	(24)	—		—
Vested Shares	3,792	(25)	705,970	(26)	705,970	(26)	705,970	(26)	—
Unvested Shares	9	(27)	9	(27)	917,771	(28)	917,771	(29)	—

TOTAL	$48,253		$1,001,681		$1,919,443		$1,909,393		$44,452

Thierry Guillemin
Accrued Salary and Vacation(1)	$29,708		$29,708		$29,708		$29,708		$29,708
Accrued Bonus(2)	—		—		—		148,500	(30)
Severance	—		183,333	(31)	183,333	(31)	—		—
Vested Shares	711	(32)	132,370	(33)	132,370	(33)	132,370	(33)	—
Unvested Shares	2	(34)	2	(34)	172,077	(35)	172,077	(36)	—

TOTAL	$30,421		$345,413		$517,488		$482,655		$29,708

(1)	Based upon accrued vacation balances and base salary rates as of December 31, 2008.
(2)	It is currently the policy under our corporate Bonus Plan that no bonus payments are made to plan participants who leave prior to the bonus payment date in March, unless otherwise provided for in an applicable employment agreement.
(3)	Mr. McGlade is entitled to a pro-rata bonus at the tier 1 stretch level (150% of base salary) for the year of termination based on actual results and the portion of the year he was employed. This amount assumes a full year of employment and corporate results at the tier 1 stretch level.
(4)

Payment equal to 1 1/2 times the sum of base salary plus bonus calculated at the tier 1 stretch level (150% of base salary). For termination of employment on December 31, 2008, this severance amount is to be paid 50% on the first business day following the six-month anniversary of termination and in six equal monthly installments thereafter. For termination of employment on January 1, 2009 or thereafter, payment will be made in a single lump sum within 60 days of termination.

(5)

Payment equal to 1 1/2 times the sum of base salary plus bonus calculated at the tier 1 stretch level (150% of base salary). For termination of employment on December 31, 2008, this severance amount is to be paid in twelve equal monthly installments. For termination of employment on January 1, 2009 or thereafter, payment will be made in a single lump sum within 60 days of termination.

(6)	Time vesting shares that are vested may be repurchased at any time following resignation at a price per share equal to the fair market value of such share as determined on the date of the 2005 Acquisition Transactions based on the valuation as of such date ($2.15 per share). As a result of the New Sponsors Acquisition Transactions, the unvested Intelsat Holdings shares were exchanged for Intelsat Global shares on an approximately 4:1 basis. Accordingly, the price per share for repurchase is approximately $0.54.
(7)	Time vesting shares that are vested may be repurchased at any time during the two-year period following termination at a price per share equal to the fair market value of such share as determined on the date of the most recent independent valuation prior to termination. As there has not been a valuation completed since the closing of the New Sponsors Acquisition Transactions, the assumed fair market value as of December 31, 2008 is $100 per share.
(8)	Any unvested time vesting shares are forfeited upon termination of employment, but must be repurchased at the par value of the shares ($0.001) to be returned to the corporate treasury.
(9)	Any unvested time vesting shares are forfeited upon termination of employment, provided, however, that if the termination is within six months following a change of control, all unvested time vesting shares will vest upon termination. This number assumes that there was a change of control within the six-month period preceding December 31, 2008. Vested time vesting shares may be repurchased as described in footnote (7).
(10)	Any time vesting shares that are not vested at the date of death or disability will vest and be repurchased as described in footnote (7) above.
(11)	Mr. McGlade is entitled to retiree medical benefits for himself and his spouse upon termination of employment. This represents the present value of Intelsat’s net premium cost, assuming a trend rate of 5% increases each year, immediate retirement on December 31, 2008, that each of Mr. McGlade and his spouse live to age 80 and a discount rate of 6.3%.
(12)	Mr. McDonnell is currently employed pursuant to the terms of his offer letter; the terms of his employment agreement are still being negotiated. The offer letter provides certain severance protections and otherwise provides that his employment agreement will be no less favorable in the aggregate than the employment agreement previously provided to our former Chief Financial Officer, Jeffrey Freimark, the material terms of which are previously described. The termination benefits reflected in this table are based upon a combination of Mr. McDonnell’s offer letter and the other terms of Mr. Freimark’s employment agreement.
(13)

It is currently the policy under our corporate Bonus Plan to provide a pro-rata bonus, based upon actual financial performance, pro-rated for the date of death or disability, for employees who die or become disabled during the fiscal year. This number assumes a date of death or disability on December 31, 2008, pro-rated for his employment date of November 3rd, adjusted for credit as of October 1, 2008 as provided for in his offer letter, and corporate performance at the tier 2 “super stretch” level, producing a bonus percentage of 130% of base salary.

(14)	This severance amount is equal to the product of (i) the sum of Mr. McDonnell’s base salary and target bonus (the “Baseline Severance Amount”) and (ii) two, reduced by one-twelfth of the Baseline Severance Amount for each month of service, but not less than the Baseline Severance Amount.
(15)	It is currently the policy under our corporate Bonus Plan to provide a pro-rata bonus, based upon actual financial performance, pro-rated for the date of death or disability, for employees who die or become disabled during the fiscal year. This number assumes a date of death or disability on December 31, 2008 and corporate performance at the tier 1stretch level, producing a bonus percentage of 115% of base salary.
(16)	Payment equal to base salary plus maximum bonus of 65% of base salary, to be paid in a single lump sum within 60 days following the date of termination.
(17)	Payment equal to base salary plus the greater of (x) maximum bonus of 65% of base pay, and (y) the annual bonus paid for the year immediately preceding the year in which termination occurs, to be paid in a single lump sum within 60 days following the date of termination.
(18)	Time vesting shares that are vested may be repurchased at any time following resignation as described in footnote (6) above.
(19)	Time vesting shares that are vested may be repurchased as described in footnote (7) above.
(20)	Any unvested time vesting shares are forfeited upon termination of employment, but must be repurchased as described in footnote (8) above.
(21)	Any unvested time vesting shares are forfeited upon termination of employment, provided, however, that if the termination is within six months following a change of control, all unvested time vesting shares will vest upon termination. This number assumes that there was a change of control within the six-month period preceding December 31, 2008. Vested time vesting shares may be repurchased as described in footnote (7).
(22)	Any time vesting shares that are not vested at the date of death or disability will vest and be repurchased as described in footnote (7) above.
(23)	It is currently the policy under our corporate Bonus Plan to provide a pro-rata bonus, based upon actual financial performance, pro-rated for the date of death or disability, for employees who die or become disabled during the fiscal year. This number assumes a date of death or disability on December 31, 2008 and corporate performance at the tier 1stretch level, producing a bonus percentage of 72% of base salary.
(24)	Payment is equal to nine months’ base salary payable in a lump sum at termination.
(25)	Time vesting shares that are vested may be repurchased at any time following resignation as described in footnote (6) above.
(26)	Time vesting shares that are vested may be repurchased as described in footnote (7) above.

(27)	Any unvested time vesting shares are forfeited upon termination of employment, but must be repurchased as described in footnote (8) above.
(28)	Any unvested time vesting shares are forfeited upon termination of employment, provided, however, that if the termination is within six months following a change of control, all unvested time vesting shares will vest upon termination. This number assumes that there was a change of control within the six-month period preceding December 31, 2008. Vested time vesting shares may be repurchased as described in footnote (7).
(29)	Any time vesting shares that are not vested at the date of death or disability will vest and be repurchased as described in footnote (7) above.
(30)	It is currently the policy under our corporate Bonus Plan to provide a pro-rata bonus, based upon actual financial performance, pro-rated for the date of death or disability, for employees who die or become disabled during the fiscal year. This number assumes a date of death or disability on December 31, 2008 and corporate performance at the tier 1stretch level, producing a bonus percentage of 54% of base salary.
(31)	Payment is equal to eight months’ base salary payable in a lump sum at termination.
(32)	Time vesting shares that are vested may be repurchased at any time following resignation as described in footnote (6) above.
(33)	Time vesting shares that are vested may be repurchased as described in footnote (7) above.
(34)	Any unvested time vesting shares are forfeited upon termination of employment, but must be repurchased as described in footnote (8) above.
(35)	Any unvested time vesting shares are forfeited upon termination of employment, provided, however, that if the termination is within six months following a change of control, all unvested time vesting shares will vest upon termination. This number assumes that there was a change of control within the six-month period preceding December 31, 2008. Vested time vesting shares may be repurchased as described in footnote (7).
(36)	Any time vesting shares that are not vested at the date of death or disability will vest and be repurchased as described in footnote (7) above.

Director Compensation

We do not compensate our directors for their service on the board of directors or any committee of the board of directors. Non-executive members of the board were reimbursed for travel and other out-of-pocket expenses related to their board service pursuant to a monitoring fee agreement entered into with the Former Sponsors and related parties and a new monitoring fee agreement entered into on February 4, 2008 with the New Sponsors. For more information regarding the monitoring fee agreements, see Item 13—Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Transactions—Monitoring Fee Agreements and Transaction Fees. Mr. Raymond Svider, a Managing Partner of BC Partners, Intelsat’s majority shareholder, is currently and has been since May 1, 2008, the Chairman of our Board of Directors. Prior to Mr. Svider, Mr. Joseph Wright, Jr. served as Chairman of our Board of Directors. Mr. Wright was not a Named Executive Officer. The terms of his employment agreement during 2008 are set forth below.

Former Employment Agreement with Mr. Wright

Intelsat Holdings and Intelsat, Ltd. entered into an employment agreement with Mr. Wright on July 3, 2006, under which he began employment as Chairman of the Board of Directors. The agreement had a term of two years, with an option to extend for an additional year by mutual agreement. The employment agreement provided that Mr. Wright would be paid an annual base salary of $600,000 during the term, which would be reviewed for increase no less frequently than annually. The employment agreement also provided that Mr. Wright would be eligible for an annual discretionary bonus with a maximum payment of 100% of his annual base salary, based on meeting pre-established performance targets. During the employment term, Mr. Wright generally was eligible to participate in our and Intelsat Holdings’ employee benefit plans and programs and to receive certain perquisites set forth in the employment agreement.

Under the employment agreement, Mr. Wright received on July 3, 2006 a grant of 54,702 SCAs, permitting him to purchase Intelsat Holdings common shares. Such SCAs, or the new SCAs, were to vest in equal monthly installments over twenty-four months commencing on the last day of the first full month following Mr. Wright’s start date and subject to his continued employment through each applicable vesting date. The vesting of these time-vesting SCAs was to accelerate one year after any event that caused the Former Sponsors (or other private equity investors) to cease to own 40% or more of Intelsat Holdings.

Mr. Wright also rolled over options on common stock of PanAmSat Holdco having a value of $2 million into SCAs to purchase 9,174 Intelsat Holdings common shares, such shares having the same aggregate in-the-money value. Such SCAs, or the rollover SCAs, had the same terms and conditions (other than the number and type of shares and exercise price applicable thereto) as were in effect prior to such conversion. The rollover SCAs also entitled Mr. Wright to receive dividend payments with respect to that number of Intelsat Holdings common shares having a value equivalent to the in-the-money value of his rollover SCAs. Any such amounts payable in respect of rollover SCAs that were not vested as of the date such dividend was payable were to be held in escrow until such SCAs vested.

In connection with the consummation of the New Sponsors Acquisition Transactions, all of Mr. Wright’s SCAs, including the rollover SCAs, became vested and he received (prior to the effect of any applicable federal, state or local taxes) $3,443,065 in exchange for the cancellation of the rollover SCAs, and $8,604,998 in exchange for the cancellation of SCAs.

Mr. Wright was not entitled to any severance benefits under the terms of his employment agreement upon his voluntary resignation in 2008. Mr. Wright’s employment agreement also provided that, during his employment with Intelsat and for one year after his termination of employment, he would not compete with Intelsat or hire or attempt to hire any person who is or was in the previous year an employee of Intelsat.

Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis section above (the “CD&A”) with management and, based on this review and discussion, has recommended to our board of directors that the CD&A be included in this Annual Report on Form 10-K.

Raymond Svider (Chairman)

Egon Durban

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

The percentage of beneficial ownership set forth below is based on approximately 14,797,540.56 Intelsat Global common shares issued and outstanding as of March 10, 2009. All shares listed in the table below are Class A common shares, which are entitled to one vote per share, unless otherwise indicated in the notes thereto. Certain members of management and other designated employees currently hold share-based compensation arrangements entitling them to purchase Class A common shares, and we expect that certain members of management and other designated employees will be granted restricted Class B common shares following the date of this Annual Report on Form 10-K. Unless otherwise indicated, the address of each person named in the table below is c/o Intelsat Global, Ltd., Wellesley House North, 2nd Floor, 90 Pitts Bay Road, Pembroke HM 08, Bermuda.

Name of Beneficial Owner:	Number of Common Shares Beneficially Owned(1)	% of Common Shares (1)
Funds advised by BC Partners(2)	11,330,000.04	76.6%
Funds advised by Silver Lake Partners(3)	2,489,976.25	16.8%
David McGlade(4)	158,810.45	1.1%
Phillip Spector(5)	*	*
Stephen Spengler(6)	*	*
Michael McDonnell	—	—
Thierry Guillemin(7)	*	*
James Frownfelter(8)	*	*
Jeffrey Freimark(9)	*	*
Directors and Executive Officers as a Group (11 persons)(10)	14,071,648.76	95.1%

*	Represents beneficial ownership of less than one percent of common shares outstanding.
(1)	The amounts and percentages of Intelsat Global’s common shares beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within sixty days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has an economic interest.
(2)	Represents shares held by BC European Capital VIII funds, BC European Capital—Intelsat Co-Investment and Intelsat Co-Investment 1 and BC European Capital—Intelsat Syndication L.P.

(3)	Represents shares held by Silver Lake Partners III, L.P. and Silver Lake Technology Investors III, L.P.
(4)	Mr. McGlade exercises voting power over these shares, a portion of which are subject to vesting and other restrictions described in Item 11—Executive Compensation—Compensation Discussion and Analysis.
(5)	Includes shares held by The Phillip L. Spector Irrevocable Trust. Mr. Spector exercises voting power over 70,165.54 shares, a portion of which are subject to vesting and other restrictions described in Item 11—Executive Compensation—Compensation Discussion and Analysis.
(6)	Mr. Spengler exercises voting power over 16,237.41 shares, a portion of which are subject to vesting and other restrictions as described in Item 11—Executive Compensation—Compensation Discussion and Analysis.
(7)	Mr. Guillemin exercises voting power over 3,044.47 shares, a portion of which are subject to vesting and other restrictions as described in Item 11—Executive Compensation—Compensation Discussion and Analysis.
(8)	Mr. Frownfelter resigned as Chief Operating Officer effective February 22, 2008. See Item 11—Executive Compensation—Compensation Discussion and Analysis.
(9)	Mr. Freimark resigned as Executive Vice President and Chief Financial Officer on June 5, 2008. See Item 11—Executive Compensation—Compensation Discussion and Analysis.
(10)	Directors and executive officers as a group hold 248,257.87 restricted shares and share-based compensation arrangements entitling them to purchase 3,414.60 shares that are exercisable within sixty days of March 10, 2009 under applicable vesting schedules.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Related Party Transactions

Monitoring Fee Agreements and Transaction Fees

In connection with the closing of the New Sponsors Acquisition Transactions, Intelsat Bermuda entered into a monitoring fee agreement (the “2008 MFA”) with the New Sponsors, or affiliates of, or entities advised by, designated by or associated with the New Sponsors, as the case may be (collectively, the “2008 MFA parties”), pursuant to which the 2008 MFA parties provide certain monitoring, advisory and consulting services to Intelsat Bermuda. Pursuant to the 2008 MFA, an annual fee equal to the greater of $6.25 million and 1.25% of adjusted EBITDA (as defined in the Senior Bridge Loan Credit Agreement) is paid to the 2008 MFA parties, and Intelsat Bermuda reimburses the 2008 MFA parties for their out-of-pocket expenses. Intelsat Bermuda also agreed to indemnify the 2008 MFA parties and their directors, officers, employees, agents and representatives for losses relating to the services contemplated by the 2008 MFA and the engagement of the 2008 MFA parties pursuant to, and the performance by them of the services contemplated by, the 2008 MFA. We recorded expense for services associated with the 2008 MFA of $8.5 million during the successor period February 1, 2008 to December 31, 2008.

As payment for certain structuring and advisory services rendered, Intelsat Bermuda paid an aggregate transaction and advisory fee of $60.0 million to the 2008 MFA parties at the closing of the New Sponsors Acquisition Transactions.

In connection with the closing of the PanAmSat Acquisition Transactions, Intelsat Bermuda entered into a monitoring fee agreement (the “2006 MFA”) with the Former Sponsors, or affiliates of, or entities advised by, designated by or associated with, the Former Sponsors, as the case may be (collectively, the “2006 MFA parties”), pursuant to which the 2006 MFA parties provided certain monitoring, advisory and consulting services with respect to Intelsat Bermuda, PanAmSat Holdco and their respective subsidiaries. In connection with the consummation of the New Sponsors Acquisition, this agreement was terminated in February 2008. Pursuant to the 2006 MFA, an annual fee equal to the greater of $6.25 million and 1.25% of Intelsat Corp Adjusted EBITDA (as defined in the indenture governing the Intelsat Corporation 9% Senior Notes due 2016) was paid under the 2006 MFA, and Intelsat Bermuda reimbursed the 2006 MFA parties for their out-of-pocket expenses. Intelsat Bermuda also agreed to indemnify the 2006 MFA parties and their directors, officers, employees, agents and representatives for losses relating to the services contemplated by the 2006 MFA and the engagement of the 2006 MFA parties pursuant to, and the performance by them of the services contemplated by, the 2006 MFA. We recorded expense for services associated with the 2006 MFA of $6.3 million during the year ended December 31, 2006, $11.2 million during the year ended December 31, 2007 and $0.7 million during the predecessor period January 1, 2008 to January 31, 2008.

As payment for certain structuring and advisory services rendered, Intelsat Bermuda paid an aggregate transaction and advisory fee of $40.0 million to the 2006 MFA parties, upon the closing of the PanAmSat Acquisition Transactions on July 3, 2006.

In connection with the closing of the 2005 Acquisition Transactions, Intelsat Bermuda entered into a monitoring fee agreement (the “2005 MFA”) with Intelsat Holdings and the Former Sponsors, or affiliates of, or entities advised by, designated by or associated with, the Former Sponsors, as the case may be (collectively, the “2005 MFA parties”), pursuant to which the 2005 MFA parties provided certain monitoring, advisory and consulting services to Intelsat. In connection with the consummation of the New Sponsors Acquisition, this agreement was terminated on February 2008. Pursuant to the 2005 MFA, Intelsat Sub Holdco was obligated to pay an annual fee equal to the greater of $6.25 million or 1.25% of adjusted EBITDA as defined in the indenture governing Intelsat Sub Holdco’s 8 1/4% Senior Notes due 2013 and Intelsat Sub Holdco’s 8 5/8% Senior Notes due 2015, and to reimburse the 2005 MFA parties for their out-of-pocket expenses. Intelsat Bermuda also agreed to indemnify the 2005 MFA parties and their directors, officers, employees, agents and representatives for losses relating to the services contemplated by the 2005 MFA and the engagement of the 2005 MFA parties pursuant to, and the performance by them of the services contemplated by, the 2005 MFA. We recorded expense for services associated with the 2005 MFA of $11.4 million during the year ended December 31, 2006, $12.6 million during the year ended December 31, 2007 and $1.0 million during the predecessor period January 1, 2008 to January 31, 2008.

SCAs and Restricted Shares

In connection with the closing of the New Sponsors Acquisition Transactions, Messrs. McGlade, Freimark and Spector received (prior to the effect of any applicable federal or state or local taxes) $6,313,639, $2,401,841 and $6,995,762, respectively, in exchange for the purchase of their owned Intelsat Holdings shares; Messrs. Frownfelter and Wright received (prior to the effect of any applicable federal or state or local taxes) $2,582,486 and $3,443,064, respectively, in exchange for the cancellation of the rollover SCAs they received as part of a rollover of stock options of PanAmSat Holdco they previously held; and Messrs. McGlade, Freimark, Frownfelter, Spector, Spengler, Guillemin and Wright and Ms. Beier received (prior to the effect of any applicable federal or state or local taxes) $81,191,359, $9,367,983, $10,326,092, $35,871,919, $6,847,952, $1,283,971, $8,604,998 and $614,629, respectively, cash payments in exchange for the cancellation of other SCAs or purchase of their Intelsat Holdings restricted shares. In addition, Mr. Freimark will receive an aggregate of $3,406,539 related to the cash out of his SCAs upon his resignation in June 2008, which is payable in five equal installments. See Item 11—Executive Compensation—Compensation Discussion and Analysis—Summary Compensation Table.

Sponsor and Executive Investments

During the second quarter of 2008, affiliates or associates of funds and investment vehicles advised or controlled by one of the New Sponsors, Silver Lake, purchased $90.9 million principal amount of the 2017 Bermuda Senior Notes and affiliates or associates of funds and investment vehicles advised or controlled by another of the New Sponsors, BC Partners, also purchased $90.9 million principal amount of the 2017 Bermuda Senior Notes.

During the third quarter of 2008, an entity associated with funds and investment vehicles advised or controlled by Silver Lake purchased a further $100.0 million principal amount of the 2017 Bermuda Senior Notes and $650.0 million principal amount of the 2017 Bermuda PIK Notes. Mr. Svider, Mr. McGlade and a trust of which Mr. Spector is the beneficiary, invested $3.8 million, $2.5 million and $0.6 million, respectively, as limited partners in the entity through which the notes were purchased.

Horizons

As a result of the PanAmSat Acquisition Transactions, we have a joint venture with JSAT, a leading satellite operator in the Asia-Pacific region. The joint venture is named Horizons Satellite Holdings, LLC, and consists of two investments: Horizons-1 and Horizons-2. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements.

New Dawn

In June 2008, we entered into a project and shareholders’ agreement with Convergence SPV Ltd. (“Convergence Partners”) pursuant to which New Dawn Satellite Company Ltd (“New Dawn”), a recently formed Mauritius company in which we have a 74.9% indirect ownership interest and Convergence Partners has a 25.1% noncontrolling ownership interest, intends to procure and launch a new satellite to provide satellite transponder services to customers in Africa. We currently expect the satellite to be launched during the fourth quarter of 2010 and expect to start providing satellite services soon thereafter. We account for the percentage interest in New Dawn owned by Convergence Partners as minority interest. As of December 31, 2008, the minority interest of $4.5 million was included within other long-term liabilities.

Receivable from Parent

On July 1, 2007, Intelsat Holdings executed a promissory note in favor of Intelsat, Ltd. Borrowings under the note bear an interest rate equal to the three-month LIBOR plus 200 basis points. Interest is payable annually on April 1 commencing with the calendar year 2008. The amount of principal outstanding as of December 31, 2007 and 2008 was $7.1 million and $2.2 million, respectively.

Note Payable to Parent

On July 1, 2008, Intelsat Jackson executed a promissory note in favor of Intelsat Holdings and received proceeds of $34.0 million. Borrowings under the note bear an interest rate equal to the three-month LIBOR plus 725 basis points. Interest is payable annually on April 1 commencing with the calendar year 2009, therefore, no principal or interest was paid during 2008. The amount of principal outstanding as of December 31, 2008 was $34.0 million.

Review and Approval of Related Party Transactions

We review all relationships and transactions in which we and our board of directors, executive officers or any beneficial owner of greater than 5% of our common shares or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. Our legal staff is primarily responsible for the development and implementation of processes and controls to obtain information from our directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether we or a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to us or a related person are disclosed in our Annual Report on Form 10-K. Our audit committee charter also provides for the review of related party transactions by our audit committee.

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

Audit Fees

Our audit fees for 2007 and 2008 were $5.3 million and $4.9 million, respectively.

Audit-Related Fees

Our audit-related fees for 2007 and 2008 were $18 thousand and $1.0 million, respectively . Our audit-related fees for 2008 included fees related to the review of offering memoranda prepared in connection with the refinancing of our debt.

Tax Fees

None.

All Other Fees

None.

Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC requirements regarding auditor independence, the audit committee has adopted a policy to pre-approve services to be provided by our independent registered public accounting firm prior to commencement of the specified service. The requests for pre-approval are submitted to the audit committee, or a designated member of the audit committee, by our Chief Financial Officer or Controller, and the audit committee chairman executes engagement letters from our independent registered public accounting firm following approval by audit committee members, or the designated member of the audit committee. All services performed by KPMG LLP during 2008 were pre-approved by the audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are included in this Annual Report on Form 10-K:

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2007 (Predecessor Entity) and 2008 (Successor Entity)	F-3

Consolidated Statements of Operations for the Years Ended December  31, 2006 and 2007 (Predecessor Entity), the Period January 1, 2008 to January 31, 2008 (Predecessor Entity) and the Period February 1, 2008 to December 31, 2008 (Successor Entity)

F-4

Consolidated Statements of Changes in Shareholder’s Equity (Deficit) for the Years Ended December  31, 2006 and 2007 (Predecessor Entity), the Period January 1, 2008 to January 31, 2008 (Predecessor Entity) and the Period February 1, 2008 to December 31, 2008 (Successor Entity)

F-5

Consolidated Statements of Cash Flows for the Years Ended December  31, 2006 and 2007 (Predecessor Entity), the Period January 1, 2008 to January 31, 2008 (Predecessor Entity) and the Period February 1, 2008 to December 31, 2008 (Successor Entity)

F-6

Notes to Consolidated Financial Statements	F-7

(a)(2) The following financial statement schedule is included in this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts for the Years Ended December  31, 2006 and 2007 (Predecessor Entity), the Period January 1, 2008 to January 31, 2008 (Predecessor Entity) and the Period February 1, 2008 to December 31, 2008 (Successor Entity)

S-1

(a)(3) List of Exhibits: The exhibits filed as part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT, LTD.

By	/S/ DAVID MCGLADE
David McGlade
Chief Executive Officer

Date: March 18, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID MCGLADE David McGlade	Chief Executive Officer, Deputy Chairman and Director (Principal Executive Officer)	March 18, 2009

/S/ MICHAEL MCDONNELL Michael McDonnell	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 18, 2009

/S/ ANITA BEIER Anita Beier	Senior Vice President and Controller, Intelsat Corporation (Principal Accounting Officer)	March 18, 2009

/S/ RAYMOND SVIDER Raymond Svider	Chairman and Director	March 18, 2009

/S/ JUSTIN BATEMAN Justin Bateman	Director	March 18, 2009

/S/ EGON DURBAN Egon Durban	Director	March 18, 2009

/S/ JOHN JOYCE John Joyce	Director	March 18, 2009

/S/ JAMES RUBIN James Rubin	Director	March 18, 2009

Intelsat, Ltd.

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2007 (Predecessor Entity) and 2008 (Successor Entity)	F-3

Consolidated Statements of Operations for the Years Ended December  31, 2006 and 2007 (Predecessor Entity), the Period January 1, 2008 to January 31, 2008 (Predecessor Entity) and the Period February 1, 2008 to December 31, 2008 (Successor Entity)

F-4

Consolidated Statements of Changes in Shareholder’s Equity (Deficit) for the Years Ended December  31, 2006 and 2007 (Predecessor Entity), the Period January 1, 2008 to January 31, 2008 (Predecessor Entity) and the Period February 1, 2008 to December 31, 2008 (Successor Entity)

F-5

Consolidated Statements of Cash Flows for the Years Ended December  31, 2006 and 2007 (Predecessor Entity), the Period January 1, 2008 to January 31, 2008 (Predecessor Entity) and the Period February 1, 2008 to December 31, 2008 (Successor Entity)

F-6

Notes to Consolidated Financial Statements	F-7

Schedule II—Valuation and Qualifying Accounts for the Years Ended December  31, 2006 and 2007 (Predecessor Entity), the Period January 1, 2008 to January 31, 2008 (Predecessor Entity) and the Period February 1, 2008 to December 31, 2008 (Successor Entity)

S-1

Report of Independent Registered Public Accounting Firm

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelsat, Ltd. and subsidiaries as of December 31, 2007 (predecessor entity) and 2008 (successor entity), and the results of their operations and their cash flows for the years ended December 31, 2006 and 2007 (predecessor entity), the period January 1, 2008 to January 31, 2008 (predecessor entity) and the period February 1, 2008 to December 31, 2008 (successor entity), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

/s/ KPMG LLP

McLean, Virginia

March 18, 2009

Intelsat, Ltd.

Consolidated Balance Sheets

(in thousands, except share amounts)

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$426,569	$470,211
Receivables, net of allowance of $32,788 in 2007 and $20,237 in 2008	316,593	302,934
Deferred income taxes	44,944	48,623
Prepaid expenses and other current assets	63,139	56,883

Total current assets	851,245	878,651
Satellites and other property and equipment, net	4,586,348	5,339,671
Goodwill	3,900,193	6,774,334
Non-amortizable intangible assets	1,676,600	2,957,200
Amortizable intangible assets, net	691,490	1,124,275
Other assets	347,456	583,201

Total assets	$12,053,332	$17,657,332

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$139,613	$125,310
Taxes payable	984	—
Employee related liabilities	50,006	49,184
Customer advances for satellite construction	30,610	—
Accrued interest payable	176,597	410,082
Current portion of long-term debt	77,995	99,358
Deferred satellite performance incentives	24,926	26,247
Other current liabilities	117,994	135,032

Total current liabilities	618,725	845,213
Long-term debt, net of current portion	11,187,409	14,773,975
Deferred satellite performance incentives, net of current portion	124,331	128,972
Deferred revenue, net of current portion	167,693	166,311
Deferred income taxes	411,978	562,742
Accrued retirement benefits	82,340	235,014
Other long-term liabilities	183,240	440,758

Commitments and contingencies (Notes 14 and 15)

Shareholder’s equity (deficit):
Ordinary shares, $1.00 par value, 12,000 shares authorized, issued and outstanding at December 31, 2007 and 2008	12	12
Paid-in capital	35,091	1,461,006
Accumulated deficit	(763,561)	(886,306)
Accumulated other comprehensive income (loss)	6,074	(70,365)

Total shareholder’s equity (deficit)	(722,384)	504,347

Total liabilities and shareholder’s equity (deficit)	$12,053,332	$17,657,332

See accompanying notes to consolidated financial statements.

Intelsat, Ltd.

Consolidated Statements of Operations

(in thousands)

	Predecessor Entity			Successor Entity
	Year Ended December 31, 2006	Year Ended December 31, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008
Revenue	$1,662,666	$2,183,079	$190,261	$2,174,640

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	274,280	323,557	25,683	337,466
Selling, general and administrative	198,189	238,490	18,485	182,957
Depreciation and amortization	701,517	784,120	64,157	795,663
Restructuring and transaction costs	26,452	9,258	313,102	1,926
Impairment of asset value	48,974	—	—	390,444
Loss on undesignated interest rate swaps	11,731	11,699	11,431	155,305

Total operating expenses	1,261,143	1,367,124	432,858	1,863,761

Income (loss) from operations	401,523	815,955	(242,597)	310,879
Interest expense, net	724,141	992,750	80,275	1,294,882
Other income (expense), net	(27,246)	(137)	535	(11,864)

Loss before income taxes	(349,864)	(176,932)	(322,337)	(995,867)
Provision for (benefit from) income taxes	18,850	14,957	(10,476)	(109,561)

Net loss	$(368,714)	$(191,889)	$(311,861)	$(886,306)

See accompanying notes to consolidated financial statements.

Intelsat, Ltd.

Consolidated Statements of Changes in Shareholder’s Equity (Deficit)

(in thousands, except share amounts)

	Ordinary		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity (Deficit)	Total Comprehensive Loss
	Shares	Amount
Predecessor entity
Balance, January 1, 2006	12,000	$12	$9,104	$(215,558)	$177	$(206,265)
Adjustment to initially apply SAB 108, net of tax	—	—	—	13,098	—	13,098
Net loss	—	—	—	(368,714)	—	(368,714)	$(368,714)
Other comprehensive loss	—	—	—	—	(102)	(102)	(102)

Total comprehensive loss							$(368,816)

Liabilities assumed by parent	—	—	20,642	—	—	20,642

Balance, December 31, 2006	12,000	$12	$29,746	$(571,174)	$75	$(541,341)

Cumulative effect of adoption of FIN 48	—	—	—	(498)	—	(498)
Net loss	—	—	—	(191,889)	—	(191,889)	$(191,889)
Minimum pension liability, net of tax of ($1.1) million	—	—	—	—	(1,870)	(1,870)	(1,870)
Other comprehensive income	—	—	—	—	91	91	91

Total comprehensive loss							$(193,668)

Adjustment to initially apply SFAS No. 158, net of tax of $4.2 million	—	—	—	—	7,778	7,778
Liabilities assumed by parent	—	—	5,345	—	—	5,345

Balance, December 31, 2007	12,000	$12	$35,091	$(763,561)	$6,074	$(722,384)

Adjustment to apply SFAS No. 158, net of tax of $0.2 million	—	—	—	(421)	—	(421)
Net loss for the period January 1, 2008 to January 31, 2008	—	—	—	(311,861)	—	(311,861)	$(311,861)
Liabilities assumed by parent	—	—	196,414	—	—	196,414
Other comprehensive loss	—	—	—	—	(293)	(293)	(293)

Total comprehensive loss							$(312,154)

Balance, January 31, 2008 (prior to Acquisition Transactions)	12,000	$12	$231,505	$(1,075,843)	$5,781	$(838,545)

Acquisition Transactions	—	$—	$1,221,755	$1,075,843	$(5,781)	$2,291,817

Successor entity
Balance, February 1, 2008	12,000	$12	$1,453,260	$—	$—	$1,453,272
Net loss for the period February 1, 2008 to December 31, 2008	—	—	—	(886,306)	—	(886,306)	$(886,306)
Liabilities assumed by parent	—	—	7,746	—	—	7,746
Postretirement/pension liability adjustment, net of tax of $39.2 million	—	—	—	—	(67,744)	(67,744)	(67,744)
Other comprehensive loss	—	—	—	—	(2,621)	(2,621)	(2,621)

Total comprehensive loss							$(956,671)

Balance, December 31, 2008	12,000	$12	$1,461,006	$(886,306)	$(70,365)	$504,347

See accompanying notes to consolidated financial statements.

Intelsat, Ltd

Consolidated Statements of Cash Flows

(in thousands)

	Predecessor Entity			Successor Entity
	Year Ended December 31, 2006	Year Ended December 31, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008
Cash flows from operating activities:
Net loss	$(368,714)	$(191,889)	$(311,861)	$(886,306)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	701,517	784,120	64,157	795,663
Impairment of asset value	48,974	—	—	390,444
Provision for doubtful accounts	3,411	12,199	3,922	(9,137)
Foreign currency transaction (gain) loss	124	(482)	(137)	6,241
(Gain) loss on disposal of assets	(481)	262	—	588
Share-based compensation expense	2,666	5,046	196,414	3,150
Compensation cost paid by parent	18,146	288	—	—
Deferred income taxes	(14,876)	(37,701)	(16,668)	(146,758)
Amortization of bond discount, issuance costs and other non-cash items	76,905	105,011	6,494	195,714
Interest paid-in-kind	—	—	—	210,481
Share in loss of unconsolidated affiliates	32,410	6,838	—	17,127
Loss on undesignated interest rate swaps	16,778	21,596	11,748	130,564
Loss on prepayment of debt and other non-cash items	—	13,351	108	5,269
Changes in operating assets and liabilities:
Receivables	(46,858)	(24,573)	358	16,080
Prepaid expenses and other assets	65,980	(38,309)	(25,270)	(47,741)
Accounts payable and accrued liabilities	(78,699)	(95,964)	70,704	139,519
Deferred revenue	13,939	17,041	14,342	32,718
Accrued retirement benefits	(3,011)	(6,982)	78	1,802
Other long-term liabilities	(19,655)	(12,831)	5,230	20,725

Net cash provided by operating activities	448,556	557,021	19,619	876,143

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(152,086)	(543,612)	(24,701)	(397,759)
Capital contributions to unconsolidated affiliates	—	—	—	(27,280)
Capital contribution from Intelsat Holdings	—	—	—	4,596
PanAmSat Acquisition Transactions, net of cash acquired	(3,152,521)	—	—	—
Minority interest in New Dawn	—	—	—	4,592
Other investing activities	—	2,624	—	5,954

Net cash used in investing activities	(3,304,607)	(540,988)	(24,701)	(409,897)

Cash flows from financing activities:
Repayments of long-term debt	(655,057)	(1,661,580)	(168,847)	(6,280,165)
Repayment of revolving credit facility	—	—	—	(241,221)
Proceeds from issuance of long-term debt	2,915,000	1,595,000	—	5,012,783
Loan proceeds received from Intelsat Holdings	—	—	—	34,000
Proceeds from revolving credit facility	944,750	—	150,000	241,221
Debt issuance costs	(102,900)	(31,017)	—	(119,633)
Repayments of funding of capital expenditures by customer	—	(41,282)	—	(30,862)
Payment of premium on early retirement of debt	—	(10,000)	—	(88,104)
Principal payments on deferred satellite performance incentives	(12,427)	(18,556)	(1,333)	(23,302)
Principal payments on capital lease obligations	(9,605)	(6,167)	(2,124)	(9,148)

Net cash provided by (used in) financing activities	3,079,761	(173,602)	(22,304)	(1,504,431)

Effect of exchange rate changes on cash and cash equivalents	(124)	482	137	(6,241)

Net change in cash and cash equivalents	223,586	(157,087)	(27,249)	(1,044,426)
Cash and cash equivalents, beginning of period	360,070	583,656	426,569	1,514,637

Cash and cash equivalents, end of period	$583,656	$426,569	$399,320	$470,211

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$549,445	$949,735	$119,399	$712,284
Income taxes paid	57,950	65,301	4,028	44,687
Supplemental disclosure of non-cash investing activities:
Capitalization of deferred satellite performance incentives	$14,585	$19,100	$—	$21,175
Accrued capital expenditures	39,441	26,727	13,363	32,017

Note:	The increase in cash and cash equivalents between the predecessor entity ending balance for the period January 1, 2008 to January 31, 2008 and the successor entity opening balance is due to approximately $1.1 billion in cash received in connection with the closing of the New Sponsors Acquisition Transactions (see Note 3(a)—New Sponsors Acquisition).

See accompanying notes to consolidated financial statements.

Intelsat, Ltd.

Notes to Consolidated Financial Statements

Note 1    Background of Company

The International Telecommunications Satellite Organization “INTELSAT” (the “IGO”) was established on an interim basis in 1964. The IGO was formally established on February 12, 1973 in accordance with the provisions of an intergovernmental agreement (the “INTELSAT Agreement”) and an operating agreement (the “Operating Agreement”). The parties to the INTELSAT Agreement were the IGO’s 148 member countries. The parties to the Operating Agreement (the “Signatories”) were either the member countries or the telecommunications entities they designated to market and use the IGO’s communications system within their territories and to invest in the IGO. Certain Signatories authorized other entities within their countries (“Investing Entities”) to access the IGO’s space segment and to invest in the IGO as well. Signatories and Investing Entities were also the IGO’s principal customers.

Substantially all of the IGO’s assets, liabilities, rights, obligations and operations were transferred to Intelsat, Ltd. and its wholly-owned subsidiaries (“Intelsat,” “we,” “us” or “our”) on July 18, 2001 in a transaction referred to as the privatization. The Signatories and Investing Entities received shares in Intelsat, a company organized under the laws of Bermuda, in proportion to their ownership in the IGO on the privatization date and became holders of 100% of the outstanding ordinary shares of Intelsat.

On January 28, 2005, we were acquired by Intelsat Holdings, Ltd. (“Intelsat Holdings”), formerly known as Zeus Holdings, Limited, a Bermuda company formed at the direction of funds advised by or associated with Apax Partners Worldwide LLP and Apax Partners, L.P., Apollo Management V, L.P., MDP Global Investors, Limited and Permira Advisers LLC (collectively, the “Former Sponsors”).

On July 3, 2006, Intelsat (Bermuda), Ltd. (“Intelsat Bermuda”), a wholly-owned indirect subsidiary of Intelsat Holdings, completed the acquisition of PanAmSat Holding Corporation (“PanAmSat Holdco”) pursuant to a merger agreement dated as of August 28, 2005, by and among Intelsat Bermuda, Proton Acquisition Corporation (“Merger Sub”), a wholly-owned subsidiary of Intelsat Bermuda, and PanAmSat Holdco (the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub merged with and into PanAmSat Holdco, with PanAmSat Holdco surviving the merger (the “Merger Transaction”). On July 3, 2006, following the completion of the acquisition, PanAmSat Holdco was renamed Intelsat Holding Corporation and PanAmSat Corporation was renamed Intelsat Corporation (“Intelsat Corp”). Upon completion of the PanAmSat Acquisition Transactions (as defined below), PanAmSat Holdco became a wholly-owned subsidiary of Intelsat Bermuda.

In connection with, and in order to effect, the transactions contemplated by the Merger Agreement and the related financing, Intelsat Bermuda created a new direct wholly-owned subsidiary, Intelsat Intermediate Holding Company, Ltd. (“Intermediate Holdco”). Intelsat Bermuda transferred substantially all of its assets (other than cash, certain prepaid expenses and the capital stock of Merger Sub) and liabilities to Intermediate Holdco.

In addition, on July 3, 2006, we incurred approximately $3.5 billion of additional debt and assumed $3.2 billion of outstanding debt to finance the Merger Transaction. Also, on July 3, 2006, Intelsat Subsidiary Holding Company, Ltd. (“Intelsat Sub Holdco”), a subsidiary of Intelsat Bermuda, terminated its prior senior secured credit facilities and entered into new senior secured credit facilities under a credit agreement, and Intelsat Corp amended and restated its senior secured credit facilities under a credit agreement, to change certain of the terms thereunder. These transactions and the Merger Transaction are collectively referred to as the PanAmSat Acquisition Transactions.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

As a result of the PanAmSat Acquisition Transactions, the financial results of Intelsat for the year ended December 31, 2006 include the results of Intelsat Holding Corporation and its subsidiaries beginning July 1, 2006. Although the effective date of the PanAmSat Acquisition Transactions was July 3, 2006, due to the immateriality of the results of operations for the period between July 1, 2006 and July 3, 2006, we have accounted for the PanAmSat Acquisition Transactions as if they had occurred on July 1, 2006. See Note 3(b)—Acquisitions—The PanAmSat Acquisition Transactions.

On February 4, 2008, Serafina Acquisition Limited (“Serafina”) completed its acquisition of 100% of the equity ownership of Intelsat Holdings for total cash consideration of approximately $5.0 billion, pursuant to a Share Purchase Agreement, dated as of June 19, 2007 (the “BC Share Purchase Agreement”), among Serafina, Intelsat Holdings, certain shareholders of Intelsat Holdings and Serafina Holdings Limited (“Serafina Holdings”), the direct parent of Serafina. Serafina Holdings is an entity newly formed by funds controlled by BC Partners Holdings Limited (“BC Partners”) and certain other investors (collectively, the “BCEC Funds”). Subsequent to the execution of the BC Share Purchase Agreement, two investment funds controlled by Silver Lake Partners (“Silver Lake”) and other equity investors joined the BCEC Funds as the equity sponsors of Serafina Holdings. The BCEC Funds, the Silver Lake funds and the other equity sponsors are referred to as the New Sponsors and the acquisition of Intelsat Holdings, our parent, is referred to as the New Sponsors Acquisition.

Although the effective date of the New Sponsors Acquisition, was February 4, 2008, due to the immateriality of the results of operations for the period between February 1, 2008 and February 4, 2008, we have accounted for the New Sponsors Acquisition as if they had occurred on February 1, 2008, except for acquisition transactions costs, which are recorded within the predecessor period of January 1, 2008 to January 31, 2008. See Note 3(a)—Acquisitions—New Sponsors Acquisition.

Our consolidated financial statements for the period January 1, 2008 to January 31, 2008 represent the “predecessor” entity. The period February 1, 2008 to December 31, 2008 represents the “successor” entity. As a result of the application of purchase accounting, the consolidated financial statements of the predecessor entity are not comparable with the consolidated financial statements of the successor entity, because they are, in effect, those of a new entity.

See Note 3—Acquisitions for further discussion of the PanAmSat Acquisition Transactions and the New Sponsors Acquisition Transactions.

Intelsat provides satellite communications services worldwide through a global communications network of 54 satellites in orbit as of December 31, 2008, leased capacity on one additional satellite in the Asia-Pacific region, and ground facilities related to the satellite operations and control, and teleport services.

Note 2    Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the accounts of Intelsat and its wholly-owned subsidiaries, including our New Dawn joint venture as more fully described in Note 8—Investments. We account for the percentage interest in New Dawn that we do not own as a minority interest. Investments where we exercise significant influence but do not control (generally 20% to 50% ownership interest) are accounted for under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated.

(b) Use of Estimates

The preparation of these consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

affect the amounts reported in the consolidated financial statements and accompanying notes. Examples of estimates include the determination of fair value with respect to certain assets acquired and liabilities assumed in acquisitions, the allowance for doubtful accounts, liabilities related to pension and postretirement benefits, the fair value of the interest rate swaps, income taxes, useful lives of satellites and other property and equipment and the recoverability of goodwill and other intangible assets. Changes in estimates may affect amounts reported in future periods.

(c) Revenue Recognition

We earn revenue primarily from satellite utilization charges and, to a lesser extent, from providing managed services to customers. We enter into contracts with customers to provide satellite transponders and transponder capacity and, in certain cases, usage of earth stations and teleport facilities, for periods typically ranging from one year to the life of the satellite. Our revenue recognition policies by product or service offering are as follows:

Satellite Utilization Charge. We generally recognize revenues on a straight-line basis over the term of the related customer contract unless collectability is not reasonably assured. Revenues from occasional use services are recognized ratably as the services are performed. We have certain obligations, including providing spare or substitute capacity if available, in the event of satellite service failure under certain long-term agreements. Except for certain deposits, we are not obligated to refund satellite utilization payments previously made.

Satellite Related Consulting and Technical Service. Revenues earned from the provision of consulting services by employee specialists are typically recognized on a monthly basis as those services are performed. Consulting services, which call for services with specific deliverables, such as Transfer Orbit Support Services or training programs, are typically recognized upon the completion of those services. Revenue from the provision of market research materials is recognized on a monthly basis as those services are performed.

Tracking, Telemetry and Control (“TT&C”). We earn TT&C services revenue from providing operational services to other satellite owners and from certain customers on our satellites. The TT&C services performed for other satellite operators are performed by our consulting/technical services group. TT&C agreements entered into in connection with our satellite utilization contracts are typically for the period of the related service agreement. We also earn revenue for TT&C services in relation to our satellite utilization agreements with customers. Fees for such services are either included in the customers’ utilization charges or billed separately.

In-Orbit Backup Services and Equipment Sale. We provide back-up transponder capacity that is held on reserve for certain customers on agreed upon terms. We recognize revenues for in-orbit protection services ratably over the term of the related agreement. We also record revenue related to equipment sales, which represents equipment purchased, constructed or developed on behalf of the customers. We recognize revenue related to these equipment sales upon transfer to the customer of title to the equipment.

Revenue Share Arrangements. We recognize revenues under revenue share agreements for satellite-related services either on a gross or net basis in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, depending on the nature of the specific contractual relationship.

Construction Program Management. Construction program management arrangements that extend beyond one year are accounted for consistent with the American Institute of Certified Public Accountants’ Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We generally record long-term, fixed price, development and production contracts utilizing

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

the percentage of completion method as the basis to measure progress towards completion of the contract and for recognizing revenues. Progress towards contract completion is measured when achieving performance milestones or using the cost-to-cost method.

We may sell these services individually or in some combination to our customers. When these products and services are sold together, we account for the multiple elements under EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. In accordance with EITF 00-21, we allocate revenue for transactions or collaborations that include multiple elements to each unit of accounting based on its relative fair value, and recognize revenue for each unit of accounting when the revenue recognition criteria have been met. We recognize revenue for delivered elements having stand-alone value when we have objective and reliable evidence of fair value for each undelivered element. When we determine that the delivered element does not have stand-alone value, or when the fair value cannot be reasonably estimated for the undelivered element, the revenue is deferred and recognized over the period the services are performed, or until fair value can objectively be determined for any undelivered elements.

(d) Fair Value Measurements

We estimate the fair value of our financial instruments using available market information and valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these financial instruments. The fair value for publicly traded instruments is determined using quoted market prices and, for non-publicly traded instruments, fair value is based upon composite pricing from a variety of sources including market leading data providers, market makers, and leading brokerage firms. We have determined that the valuation measurement inputs for our publicly traded instruments represent unadjusted quoted market prices in active markets, and therefore, have been classified within Level 1 of the SFAS No. 157 hierarchy framework. We determined the inputs of our non-publicly traded instruments to be within Level 2 of the SFAS No. 157 hierarchy framework.

On January 1, 2008, we prospectively adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. SFAS No. 157 establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:

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

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

We account for our investments in marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All investments have been classified as available-for-sale securities as of December 31, 2007 and 2008, and are included in other assets in the accompanying consolidated balance sheets. Available-for-sale securities are stated at fair value with any unrealized gains and losses included in accumulated other comprehensive income (loss) within shareholder’s equity (deficit). Realized gains and losses and declines in fair value on available-for-sale securities that are determined to be other than temporary are included in other income (expense), net within our consolidated statements of operations. Interest and dividends on available-for-sale securities are included in interest expense, net and other income (expense), net, respectively, within the consolidated statements of operations.

We determined that the valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, have classified such investments within Level 1 of the SFAS No. 157 hierarchy framework. The fair value of our marketable securities as of December 31, 2007 and 2008 was $10.9 million and $7.1 million, respectively.

The fair value of our interest rate financial derivative instruments reflects the estimated amounts that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and current creditworthiness of both our counterparties and ourselves. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments, if any, associated with our derivatives utilize Level 3 inputs, such as the estimates of current credit spread, to evaluate the likelihood of default by us or our counterparties. We also considered the existence of offset provisions and other credit enhancements that serve to reduce the credit exposure associated with the asset or liability being fair valued. We have assessed the significance of the inputs of the credit valuation adjustments to the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy (see Note 11—Derivative Instruments and Hedging Activities).

(e) Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less and generally consist of time deposits with banks and money market funds. The carrying amount of these investments approximates market value.

(f) Receivables and Concentration of Credit Risk

We provide satellite services and extend credit to numerous customers in the satellite communication, telecommunications and video markets. To the extent that the credit quality of customers deteriorates, we may have exposure to credit losses. Management monitors its exposure to credit losses and maintains allowances for anticipated losses. Management believes it has adequate customer collateral and reserves to cover its exposure.

Our allowance for doubtful accounts is determined through an evaluation of the aging of our accounts receivable, and considers such factors as the likelihood of collection based upon an evaluation of the customer’s creditworthiness, the customer’s payment history and other conditions or circumstances that may affect the likelihood of payment, such as political and economic conditions in the country in which the customer is located. When we have determined that the collection of payments for satellite utilization or managed services is not reasonably assured at the time the service is provided, we defer recognition of the revenue until such time as

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

collection is believed to be reasonably assured or the payment is received. If our estimate of the likelihood of collection differs from actual results, we may experience lower revenue or an increase in our provision for doubtful accounts.

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

Years
Buildings and improvements	10 – 40
Satellites and related costs	11 – 17
Ground segment equipment and software	4 – 15
Furniture and fixtures and computer hardware	4 – 12
Leasehold improvements	2 – 12

(h) Business Combinations

We account for business combinations in accordance with the provisions set forth in SFAS No. 141, Business Combinations (“SFAS No. 141”), whereby the tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair market values at the acquisition date. The portion of the purchase price in excess of the estimated fair market value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The allocation of the purchase price related to business combinations involves estimates and judgments by our management that may be adjusted during the allocation period, but in no case beyond one year from the acquisition date, except for pre-acquisition tax contingencies that may be adjusted beyond the allocation period in accordance with EITF Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination (“EITF 93-7”). These allocations are made based on management’s best estimates and assumptions. In arriving at the fair values of assets acquired and liabilities assumed, we consider the following generally accepted valuation approaches: the cost approach, income approach, and market approach. Our estimates may also include assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends.

(i) Goodwill and Other Intangible Assets

Goodwill. We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives are not amortized but are tested on an annual basis for

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

impairment during the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The impairment test compares the reporting unit’s carrying value to its fair value and, when appropriate, the carrying value of goodwill is reduced to fair value. See Note 9 – Goodwill and Other Intangible Assets.

Other Intangible Assets. Intangible assets arising from business combinations are initially recorded at fair value. Other intangible assets not arising from business combinations are initially recorded at cost. Intangible assets with determinable lives consist of backlog, customer relationships, and technologies and are amortized based on the expected pattern of consumption. We review other intangible assets for impairment whenever facts and circumstances indicate that the carrying amounts of those assets may not be recoverable. See Note 9 – Goodwill and Other Intangible Assets.

(j) Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and acquired intangible assets with estimable useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These indicators of impairment can include, but are not limited to, the following:

•	satellite anomalies, such as a partial or full loss of power;

•	under-performance of an asset as compared to expectations; and

•	shortened useful lives due to changes in the way an asset is used or expected to be used.

The recoverability of an asset to be held and used is determined by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value, determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Additionally, when assets are expected to be used in future periods, a shortened depreciable life may be utilized if appropriate, resulting in accelerated depreciation. Assets to be disposed of are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

(k) Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Deferred income tax assets and liabilities are determined based on the difference between the consolidated financial statements and the income tax bases of assets and liabilities and net operating loss and credit carryforwards, using the enacted marginal tax rate.

We are subject to income taxes in the United States as well as a number of other jurisdictions. Significant judgment is required in the calculation of our tax provision and the resultant tax liabilities and in the recoverability of the deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense and net operating loss and credit carryforwards. As part of our financial process, we must assess the likelihood that our deferred tax assets can be recovered. Under SFAS No. 109, a valuation allowance is required when it is more likely than not that all, or a portion, of the deferred tax asset will not be realized. We evaluate the recoverability of our deferred tax assets based in part on the existence of deferred tax liabilities that can be used to realize the deferred tax assets.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), we evaluate our tax positions to determine if it is more likely than not that a tax position is sustainable, based solely on its technical merits and presuming the taxing authorities’ full knowledge of the position and having access to all relevant facts and information. When a tax position does not meet the more likely than not standard, a liability is recorded for the entire amount of the unrecognized tax benefit. Additionally, for those tax positions that are determined more likely than not to be sustainable, we measure the tax position at the largest amount of benefit more likely than not (determined by cumulative probability) to be realized upon settlement with the taxing authority.

(l) Debt Financing Costs

We amortize debt financing costs as interest expense over the terms of the underlying obligations using the effective interest method.

(m) Currency and Exchange Rates

Substantially all customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Revenues and expenses of foreign subsidiaries are converted at the average exchange rates in effect during the year. Gains and losses resulting from foreign currency transactions are recorded within the consolidated statement of operations when recognized. Contracts with customers in Brazil are denominated in Brazilian reais. Transactions in other currencies are converted into U.S. dollars using rates in effect on the dates of the transactions.

(n) Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, established standards for the reporting and displaying of comprehensive income and its components. Total comprehensive loss for the periods presented included our net loss, the change in the market value of available-for-sale securities and certain pension liability adjustments.

(o) Share-Based Compensation

We adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method as of January 1, 2006. Under this method, compensation cost is recognized based on the requirements of SFAS No. 123(R) for all share-based awards granted subsequent to January 1, 2006, and for all awards granted, but not vested, prior to January 1, 2006. The adoption of SFAS No. 123(R) did not have a material impact on our operating results or cash flows during 2006.

(p) Deferred Satellite Performance Incentives

The cost of satellite construction includes an element of deferred consideration to satellite manufacturers referred to as satellite performance incentives. We are contractually obligated to make these payments over the lives of the satellites, provided the satellites continue to operate in accordance with contractual specifications. Historically, the satellite manufacturers have earned substantially all of these payments. Therefore, we account for these payments as deferred financing. We capitalize the net present value of these payments as part of the cost of the satellites and record a corresponding liability to the satellite manufacturers. Interest expense is recognized on the deferred financing and the liability is accreted upward based on the passage of time and reduced as the payments are made.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(q) Reclassifications

During the fourth quarter of 2007, in connection with the implementation of a new financial reporting system which was placed in service during 2008, we identified that certain unallocated cost centers were allocated to direct costs of revenue (exclusive of depreciation and amortization) or selling, general and administrative expense based on a companywide distribution of allocated costs to each of these expense categories. In order to more appropriately align these unallocated costs between direct costs of revenue (exclusive of depreciation and amortization) and selling, general and administrative expense categories, we revised the allocation methodology based on the primary purpose of each legal entity (i.e. sales center, teleport or operational, or administrative). The reclassification did not impact our previously reported revenue, total operating expenses, or income (loss) from operations or net loss.

(r) Adoption of Staff Accounting Bulletin

We adopted the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, on January 1, 2006. The effect of adopting SAB 108 resulted in a cumulative effect adjustment to our opening 2006 accumulated deficit of approximately $13.1 million, net of tax.

(s) New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires companies to recognize in their balance sheets the funded status of pension and other postretirement benefit plans. Previously unrecognized items under SFAS No. 87, Employers’ Accounting for Pensions (“SFAS No. 87”), and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS No. 106”), will now be recognized as a component of accumulated other comprehensive income (loss), net of applicable income tax effects. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be our fiscal year end. As more fully described in Note 5—Retirement Plans and Other Retiree Benefits, we adopted the recognition provisions of SFAS No. 158 effective December 31, 2007, and adopted the measurement date provisions during the first quarter of 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 became effective for us beginning on January 1, 2008. The adoption of SFAS No. 159 in the first quarter of 2008 did not impact our consolidated financial statements since we have not elected to apply the fair value option to any of our eligible financial instruments.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. SFAS No. 141(R) is to be applied prospectively, with early adoption prohibited. We will adopt SFAS No. 141(R) upon its effective date as appropriate for any future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with early

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

adoption prohibited. SFAS No. 160 is to be applied prospectively except for its presentation and disclosure requirements for existing minority interests, which require retroactive application. Effective January 1, 2009, we adopted SFAS No. 160, which is applicable to the accounting for our New Dawn joint venture as described in Note 8—Investments. We do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. Examples of nonfinancial assets and liabilities to which the deferral would apply to us include (i) those acquired in a business combination and (ii) goodwill, indefinite-lived intangible assets and long-lived assets measured at fair value for impairment testing. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements.

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

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP No. FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements or, in the absence of that experience, consider the assumptions that market participants would use regarding a renewal or extension, adjusted for entity-specific factors. The intent of FSP No. FAS 142-3 is to improve consistency between the useful life of a recognized asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R). Additionally, FSP No. FAS 142-3 requires expanded disclosures regarding an entity’s intangible assets. The guidance in FSP No. FAS 142-3 for determining the useful life of a recognized intangible asset is to be applied prospectively to intangibles acquired after the effective date. The disclosure requirements, however, must be applied prospectively to all intangibles recognized as of, and subsequent to, the effective date. We do not expect the adoption of FSP No. FAS 142-3 to have a material impact on our consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 requires that a defensive intangible asset be accounted for as a separate unit of accounting and assigned a useful life which reflects the entity’s consumption of the expected benefits related to that asset. A defensive intangible asset is an acquired intangible asset which the acquirer does not intend to actively use, but intends to hold to prevent others from obtaining access to the asset, excluding intangible assets that are used in research and development. Under EITF 08-7, an entity’s benefit from holding a defensive intangible asset is the direct and indirect cash flows resulting from the entity preventing others from realizing any value from the intangible assets. The period over which a defensive asset diminishes in fair value can be used as a proxy for the entity’s consumption of the expected benefits related to the asset. EITF 08-7 is effective for defensive intangible assets acquired on or after January 1, 2009. We will adopt EITF 08-7 upon its effective date as appropriate for any future defensive intangible assets acquired.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosure about Postretirement Benefit Plan Assets (“FSP No. FAS 132(R)-1”), which provides guidance on an employer’s disclosures of the plan assets of a defined benefit pension plan or other postretirement plans. FSP No. FAS 132(R)-1 requires employers of public and nonpublic entities to disclose additional information about how investment allocation decisions are made, about major categories of plan assets, including concentration of risk and fair value measurements, and about the fair value techniques used to measure plan assets. The disclosure requirements of FSP No. FAS 132(R)-1 are effective for us as of December 31, 2009.

Note 3    Acquisitions

(a) New Sponsors Acquisition

On February 4, 2008, Serafina completed its acquisition of 100% of the equity ownership of Intelsat Holdings for total cash consideration of approximately $5.0 billion, pursuant to the BC Share Purchase Agreement. The former shareholders of Intelsat Holdings (other than management) sold 100% of their equity interests in Intelsat Holdings. Upon closing, management contributed to Serafina Holdings the portion of their equity interests in Intelsat Holdings not purchased for cash by Serafina in exchange for equity interests in Serafina Holdings (which was renamed Intelsat Global, Ltd. (“Intelsat Global”) on February 8, 2008).

In order to finance the New Sponsors Acquisition, Serafina borrowed $4.96 billion in aggregate principal amount of term loans under a $2.81 billion senior unsecured bridge loan credit agreement, dated as of February 4, 2008 (the “Senior Bridge Loan Credit Agreement”) and a $2.15 billion senior unsecured payment-in-kind election bridge loan credit agreement, dated as of February 4, 2008 (the “PIK Election Bridge Loan Credit Agreement” and, together with the Senior Bridge Loan Credit Agreement, the “Bridge Loan Credit Agreements”). See Note 10—Long-Term Debt. Serafina Holdings is an entity newly formed by funds controlled by BC Partners Holdings Limited (“BC Partners”) and certain other investors (collectively, the “BCEC Funds”). Subsequent to the execution of the BC Share Purchase Agreement, two investment funds controlled by Silver Lake Partners (“Silver Lake”) and other equity investors joined the BCEC Funds as the equity sponsors of Serafina Holdings. The BCEC Funds, the Silver Lake funds and the other equity sponsors are referred to as the New Sponsors and the acquisition of Intelsat Holdings, our indirect parent, referred to as the New Sponsors Acquisition.

Immediately following the New Sponsors Acquisition, Intelsat Bermuda, our direct wholly-owned subsidiary, transferred certain of its assets (including all of its direct and indirect ownership interests in its subsidiaries) and certain of its liabilities and obligations to a newly formed direct wholly-owned subsidiary, Intelsat Jackson Holdings, Ltd (“Intelsat Jackson”), pursuant to an assignment and assumption agreement (the “Intelsat Bermuda Transfer”). Following the Intelsat Bermuda Transfer, Intelsat Jackson became the owner of substantially all of Intelsat Bermuda’s assets and the obligor with respect to substantially all of Intelsat Bermuda’s liabilities and obligations, and Intelsat Bermuda no longer had any rights or obligations with respect to such assets and liabilities. Immediately after the consummation of the Intelsat Bermuda Transfer, Serafina assigned certain of its assets and liabilities to Intelsat Bermuda (the “Serafina Assignment”), including Serafina’s rights and obligations under the Bridge Loan Credit Agreements and a Commitment Letter, dated as of June 19, 2007 among Serafina and certain banks related to the financing of the New Sponsors Acquisition, as amended by the Commitment Letter Amendment, dated as of February 7, 2008 (the “Financing Commitment Letter”). In addition, our subsidiaries, Intelsat Sub Holdco and Intelsat Corp, entered into amendments to their existing credit agreements, and Intelsat Corp entered into a joinder agreement to its existing credit agreement, to facilitate the New Sponsors Acquisition. In connection with the New Sponsors Acquisition, on February 7, 2008, Intelsat Jackson redeemed pursuant to their terms all $260.0 million of its outstanding Floating Rate Senior Notes due 2013 and all $600.0 million of its outstanding Floating Rate Senior Notes due 2015, and on March 6, 2008, Intelsat, Ltd. redeemed pursuant to their terms all $400.0 million of its outstanding 5 1/4% Senior Notes due 2008. The New Sponsors Acquisition and the transactions described above are collectively referred to as the New Sponsors Acquisition Transactions.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

Immediately upon the closing of the New Sponsors Acquisition, the Intelsat Bermuda and Intelsat Sub Holdco monitoring fee agreements with the Former Sponsors were terminated. Intelsat Bermuda entered into a new monitoring fee agreement (the “2008 MFA”) with BC Partners and Silver Lake Management Company III, L.L.C. (together, the “2008 MFA parties”), pursuant to which the 2008 MFA parties provide certain monitoring, advisory and consulting services to Intelsat Bermuda.

The New Sponsors Acquisition was accounted for by Intelsat Holdings under the purchase method of accounting in accordance with SFAS No. 141. As a result, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. In accordance with Topic 5J of the codified SEC Staff Accounting Bulletins, the purchase accounting adjustments have been “pushed down” and recorded in our consolidated financial statements, which resulted in a new basis of accounting for the “successor period” beginning after the consummation of the New Sponsors Acquisition. Determining fair values of the assets acquired and liabilities assumed required us to make significant estimates and assumptions. In order to develop estimates of fair values of the assets acquired and liabilities assumed, we considered the following generally accepted valuation approaches: the cost approach, the income approach and the market approach. Our estimates included assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends. While we believe that the estimates and assumptions underlying the valuation methodologies were reasonable, different assumptions could have resulted in different market values. The purchase price allocation was finalized during the period ended December 31, 2008.

The purchase price was calculated as follows (in thousands):

Cash paid	$5,023,677
Transaction costs	17,288

Purchase price	5,040,965
Net liabilities of Intelsat Holdings assumed	14,827

Purchase price allocated to Intelsat, Ltd.	$5,055,792

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

A reconciliation of the purchase price adjustments recorded in connection with the New Sponsors Acquisition, including the effects of the push-down accounting and the Serafina Assignment, is presented below (in thousands):

	Predecessor Entity			Successor Entity
	As of January 31, 2008	Transaction Adjustments		As of February 1, 2008
ASSETS
Current assets	$838,890	$1,105,592	(1)	$1,944,482
Satellites and other property and equipment, net	4,551,599	1,022,788		5,574,387
Goodwill	3,900,193	2,874,141		6,774,334	(3)
Non-amortizable intangible assets	1,676,600	1,607,400		3,284,000
Amortizable intangible assets, net	683,697	596,793		1,280,490
Other assets	351,909	97,272	(2)	449,181

Total assets	$12,002,888	$7,303,986		$19,306,874

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current portion of long-term debt	$85,515	$—		$85,515
Other current liabilities	622,081	(109,940	)(2)	512,141

Total current liabilities	707,596	(109,940)		597,656
Long-term debt, net of current portion	11,163,972	4,762,516	(2)	15,926,488
Deferred income taxes	400,832	331,735		732,567
Other non-current liabilities	569,033	27,858		596,891

Total liabilities	12,841,433	5,012,169		17,853,602
Total shareholder’s equity (deficit)	(838,545)	2,291,817		1,453,272

Total liabilities and shareholder’s equity (deficit)	$12,002,888	$7,303,986		$19,306,874

(1)	Includes $1.1 billion in cash received upon consummation of the New Sponsors Acquisition Transactions.
(2)	Includes the effects of the Serafina Assignment.
(3)	Goodwill arising from the New Sponsors Acquisition is not deductible for tax purposes.

In connection with the completion of the New Sponsors Acquisition Transactions, we recorded $313.1 million of transaction costs within restructuring and transaction costs in our consolidated statements of operations during the predecessor period January 1, 2008 to January 31, 2008. These costs included $197.2 million of costs associated with the repurchase or cancellation of restricted shares and share-based compensation arrangements (“SCAs”) of Intelsat Holdings, an advisory service fee of $60.0 million paid to the 2008 MFA parties, and $55.3 million in professional fees.

(b) The PanAmSat Acquisition Transactions

On July 3, 2006, Intelsat Bermuda completed the acquisition of PanAmSat Holdco. We acquired PanAmSat Holdco to expand our global satellite fleet, to rationalize our fleet and ground infrastructure, and to enhance service offerings to our customers. Pursuant to the Merger Agreement, the stockholders of PanAmSat Holdco received $25.00 per common share, plus approximately $0.00927 as the pro rata share of undeclared regular quarterly dividends, in cash. As part of this transaction, approximately $3.2 billion in existing debt of PanAmSat Holdco and its subsidiaries was either refinanced or remained outstanding.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

In addition, on July 3, 2006, we incurred substantial debt to finance this acquisition, including $260.0 million principal amount of Floating Rate Senior Notes due 2013, $1.3 billion principal amount of 11 1/4% Senior Notes due 2016 and $750.0 million principal amount of 9 1/4% Senior Notes due 2016, issued by Intelsat Bermuda; $575.0 million principal amount of 9% Senior Notes due 2016 issued by Intelsat Corp; and a borrowing by Intelsat Bermuda under a new $600.0 million senior unsecured credit facility (the “Senior Unsecured Bridge Loan”). On July 3, 2006, Intelsat Sub Holdco also terminated its prior senior secured credit facilities and entered into new senior secured credit facilities under a credit agreement (the “Sub Holdco Credit Agreement”), and Intelsat Corp amended and restated its senior secured credit facilities under a credit agreement (the “Intelsat Corp Amended and Restated Credit Agreement”) to change certain of the terms thereunder. These transactions and the Merger Transaction are collectively referred to as the PanAmSat Acquisition Transactions.

Following consummation of the PanAmSat Acquisition Transactions, Intelsat General Corporation, a wholly-owned indirect subsidiary of Intelsat Sub Holdco, acquired G2 Satellite Solutions Corporation, a subsidiary of Intelsat Corporation that constituted the government services business of Intelsat Corp, for cash consideration in the amount of $73.0 million. Also, substantially all of the employees of Intelsat Global Service Corporation (“IGSC”) an indirect subsidiary of Intelsat Bermuda, were transferred to Intelsat Corp pursuant to an employee transfer agreement. In addition, substantially all of the direct and indirect subsidiaries of Intelsat Holdings entered into a master intercompany services agreement (“MISA”) pursuant to which these entities provide services to each other. In each case, services are provided on terms that are not materially less favorable to each party than are available on an arm’s length basis and on terms that the relevant boards of directors have determined to be fair.

The PanAmSat Acquisition Transactions were accounted for under the purchase method of accounting. An allocation of the purchase price for the PanAmSat Acquisition Transactions was performed using information then available and was based on estimates of fair values of the assets acquired and liabilities assumed in connection with the PanAmSat Acquisition Transactions. Goodwill arising in connection with the PanAmSat Acquisition Transactions was $3.8 billion, none of which was deductible for tax purposes.

The PanAmSat Acquisition Transactions included the payment of a substantial portion of the cash purchase price paid to the PanAmSat Holdco shareholders by PanAmSat Holdco and Intelsat Corp.

Note 4    Share-Based Compensation

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

At the closing of our acquisition by Intelsat Holdings on January 28, 2005 (together with related transactions, the “2005 Acquisition Transactions”), all outstanding awards under the 2001 Plan vested, in the money awards were cashed out, and all other awards were cancelled. All outstanding awards made under the 2004 Plan were cancelled and unvested awards were converted into deferred compensation accounts. The opening balance for each deferred compensation account was the excess of $18.75 per share over the exercise price of the relevant award made under the 2004 Plan. Generally, deferred compensation plus interest was payable to employees in accordance with vesting schedules in the original 2004 Plan awards, and unvested amounts were forfeited upon employee termination. Following the conversion to deferred compensation, we

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

recorded compensation expense over the vesting period, including $4.2 million and $1.5 million for the predecessor periods ended December 31, 2006 and 2007, respectively. No expenses were recorded during the predecessor period January 1, 2008 to January 31, 2008 or the successor period February 1, 2008 to December 31, 2008 as all amounts were fully vested as of June 2007.

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

The remaining restricted shares that were awarded were to other employees pursuant to restricted share agreements. These restricted share agreements included transfer and other restrictions, and provide for vesting principally as follows: 50% of the shares awarded were time vesting shares, with 7/60 of the time vesting shares vesting on August 1, 2005 and the remainder of the time vesting shares vesting in fifty-three equal monthly installments of 1/60 of the shares per month beginning September 1, 2005; and the remaining 50% of such restricted shares awarded were performance shares that were to vest if and when, prior to the eighth anniversary of January 28, 2005, the Investors, as defined in the 2005 Share Plan, received a cumulative total return between 2.5 to 3 times the amounts invested by the Investors. Outstanding performance shares not vested by the eighth anniversary of their award would have been forfeited.

Recipients of awards who terminated employment with Intelsat Holdings or its subsidiaries would forfeit unvested shares awarded, except that performance shares would have remained outstanding for 180 days and would have vested if performance vesting criteria were met within 180 days following termination without cause. Additionally, the restricted share agreements had certain repurchase features which provided that if an employee were terminated without cause or upon death or disability, Intelsat Holdings had the right for two years to repurchase any vested shares at fair value as determined on the termination date. In the event an employee resigned, Intelsat Holdings’ repurchase right for vested shares would have been at a price equal to the lesser of fair value or $2.15 per share.

Prior to the completion of the New Sponsors Acquisition, we had determined that the fair value of a restricted share was limited to $2.15 unless it was probable that an employee would be terminated without cause. We recorded compensation expense for the time vesting restricted shares over the five-year vesting period based on the intrinsic value (which equaled fair value) at the date of the grant of $2.15 per share. Since awards made consisted of shares of our parent, Intelsat Holdings, compensation costs for vested awards and the cost to repurchase shares were reflected as capital contributions in the form of “liabilities assumed by parent” in our consolidated financial statements. Due to certain repurchase features in the 2005 Share Plan, the restricted share grants were classified as a liability of Intelsat Holdings. We recognized $0.2 million, and $0.1 million as compensation expense for these restricted share grants for the years ended December 31, 2006 and 2007, respectively. No compensation expense was recorded for performance vesting shares as of December 31, 2007 since it was not probable that the performance criteria would be met.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

Upon consummation of the New Sponsors Acquisition on February 4, 2008, all outstanding restricted performance shares under the 2005 Share Plan vested. Vested restricted shares (including time and performance vesting shares) were purchased at approximately $400 per share (the per share price specified in the BC Share Purchase Agreement). In connection with the vesting of these awards upon the consummation of the acquisition, we recorded compensation expense of $148.9 million in the predecessor period January 1, 2008 to January 31, 2008. In connection with the New Sponsors Acquisition, each unvested restricted share of Intelsat Holdings was exchanged for approximately four unvested restricted shares of Intelsat Global (“exchange shares”) and the exchange shares continue to be classified as a liability of Intelsat Global due to certain repurchase features in the 2005 Share Plan. In addition, the vesting periods associated with the unvested Intelsat Holdings restricted shares continued. During the successor period February 1, 2008 to December 31, 2008, we recorded compensation expense of approximately $0.1 million related to the exchange shares (see Note 3(a)—Acquisitions—New Sponsors Acquisition).

A summary of the status of Intelsat Holdings’ non-vested restricted shares as of January 31, 2008, and the changes during the years ended December 31, 2006 and 2007 and the period January 1, 2008 to January 31, 2008, is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares:
Non-vested restricted shares at December 31, 2005	823,509	$2.15
Restricted shares forfeited	(352,779)	$2.15
Vested	(57,247)	$2.15

Total non-vested restricted shares at December 31, 2006	413,483	$2.15
Restricted shares forfeited	(41,177)	$2.15
Vested	(38,161)	$2.15

Total non-vested restricted shares at December 31, 2007	334,145	$2.15
Vested	(260,720)	$2.15

Total non-vested restricted shares at January 31, 2008	73,425	$2.15

A summary of the changes in Intelsat Global’s non-vested restricted shares during the successor period February 1, 2008 to December 31, 2008 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted shares:
Non-vested restricted shares outstanding as of February 1, 2008	293,926	$0.54
Restricted shares forfeited and repurchased at par value	(2,250)	$0.54
Vested	(132,657)	$0.54

Total non-vested restricted shares at December 31, 2008	159,019	$0.54

The non-vested restricted shares had a remaining weighted average vesting period of 13 months.

(c) Share-Based Compensation Arrangements Under the 2005 Share Plan

During 2006 and 2007, Intelsat Holdings entered into SCAs with selected employees of Intelsat Holdings and its direct and indirect subsidiaries under the 2005 Share Plan, which would permit such employees to purchase Intelsat Holdings common shares. These SCAs vested over time and were subject to continued

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

employment through each applicable vesting date. The vesting of these SCAs was to accelerate in the event of the occurrence of both a change in control and a termination without cause (each as defined in the 2005 Share Plan) of the relevant employee.

Any common shares held by employees as a result of the exercise of SCAs could be repurchased by Intelsat Holdings, and any outstanding but unexercised SCAs could be cancelled, at any time after termination of employment. Shares issued as a result of the exercise of SCAs could be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enabled Intelsat Holdings to recover the shares without transferring any appreciation in value if the employee were to terminate voluntarily, the SCAs were not deemed to be granted under SFAS No. 123(R). The repurchase features provided that if an employee were to be terminated without cause or upon death or disability, Intelsat Holdings would have the right for two years to repurchase any vested shares at fair value as determined on the termination date.

In connection with the PanAmSat Acquisition Transactions, two executives of Intelsat Corp prior to July 3, 2006 who held options to purchase common stock of PanAmSat Holdco rolled over such options by entering into SCAs to purchase Intelsat Holdings common shares. While the rollover adjusted the exercise price and number of applicable shares covered, the vesting period associated with the previous PanAmSat Holdco stock options continued, and the SCAs were to vest in annual installments through August 2009. In the case of one of the executives, the SCA was deemed a grant of options to purchase Intelsat Holdings common shares under SFAS No. 123(R).

We also granted 54,702 new SCAs to one of the executives at an exercise price of $243 per share and 9,174 rollover options at an exercise price of $25 per share. These options had a weighted-average fair value at the date of grant of $9.9 million, of which $2.5 million and $5.0 million were recorded as compensation expense during the predecessor period ended December 31, 2006 and 2007, respectively. The fair value of the options was determined using the Black-Scholes option pricing model, and our assumptions including a five-year term, volatility of 65.1% (based on industry competitors), a risk-free interest rate of 5.08%, no dividend yield and a fair value of Intelsat Holdings’ shares of $243 per share.

In connection with the New Sponsors Acquisition, vesting in SCAs issued under the 2005 Share Plan doubled at consummation of the transaction if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price of each share covered. In connection with the vesting and cancellation of these awards, we recorded expense of $47.6 million in the predecessor period January 1, 2008 to January 31, 2008. The remaining unvested SCAs were rolled over into new options of Intelsat Global, but continue to be subject to the same repurchase feature as discussed above and thus continue to be deemed not granted under SFAS No. 123(R). During the successor period February 1, 2008 to December 31, 2008, 46,787 options were cancelled in return for cash and $3.1 million of expense was recognized.

(d) Deferred Compensation Plan and Supplemental Savings Plan

Prior to the PanAmSat Acquisition Transactions, Intelsat Corp had a Deferred Compensation Plan and a Supplemental Savings Plan for eligible employees. Under both plans, executives and other highly compensated employees were entitled to defer a portion of their compensation to future years. In connection with the PanAmSat Acquisition Transactions, Intelsat Corp terminated both the Supplemental Savings Plan and the Deferred Compensation Plan immediately before the closing of the PanAmSat Acquisition Transactions on July 3, 2006. The remaining payments of $6.2 million were made to participants of the plans in the first quarter of 2007. There was no remaining liability under either plan as of December 31, 2008.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(e) Intelsat Deferred Compensation Plan

Following completion of the PanAmSat Acquisition Transactions, substantially all of the employees of IGSC were transferred to us pursuant to an employee transfer agreement. In addition, we assumed responsibility for the existing deferred compensation plan awards granted to the IGSC employees under a plan known as the 2004 Plan. The 2004 Plan was cancelled in January 2005 and all unvested awards were converted into deferred compensation accounts. Deferred compensation plus interest is payable to employees in accordance with vesting schedules in the original 2004 Plan awards, which fully vested in June 2007. We recorded compensation expense over the remaining vesting period following the conversion to deferred compensation. We recorded compensation expense of $1.6 million and $1.2 million for the period ended December 31, 2006 and 2007, respectively. As of December 31, 2007, all deferred compensation amounts were paid and there was no remaining liability to be paid.

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

Recent market conditions have resulted in an unusually high degree of volatility and increased risks related to the short-term liquidity of certain investments held by our defined benefit plan, which could impact the value of the plan assets after the date of these consolidated financial statements. Additionally, any significant decline in the fair value of our defined benefit pension plan assets could affect its funded status. The impact on the funded status as of October 1, the plan’s annual measurement date, will be determined based upon market conditions in effect when we complete our annual valuation. Based on these criteria, we were not required to make additional contributions in 2008 to the defined benefit retirement plan, and we currently expect that we will be required to make an additional contribution of up to $6 million during 2009. As a result of the recent decline in value of our pension assets, we currently anticipate significant increased funding in future years.

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

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

Adoption of SFAS No. 158. Intelsat’s defined benefit pension and postretirement benefit plans are accounted for in accordance with SFAS No. 87, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Deferred Benefit Pension Plans and for Termination Benefits, SFAS No. 106, SFAS No. 112, Employers’ Accounting for Postemployment Benefits and SFAS No. 158. We adopted the provision of SFAS No. 158 to recognize the overfunded or underfunded status of defined benefit and postretirement plans as an asset or liability in the consolidated statement of financial condition at December 31, 2007. Accordingly, we recorded a charge of $12.2 million ($7.8 million net of tax) to accumulated other comprehensive income (loss).

Effective December 31, 2008, SFAS No. 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end. We previously performed this measurement at September 30 of each year. On January 1, 2008, we adopted the measurement date provision of SFAS No. 158 under the alternative transition method, utilizing a 15-month model for transition. Accordingly, we used our September 30, 2007 valuation to project 15 months of net periodic benefit cost and recognized three-fifteenths, or $0.4 million (net of tax), of such costs as an adjustment to accumulated deficit in January 2008.

Included in accumulated other comprehensive loss at December 31, 2008 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $1.6 million ($1.0 million, net of tax) and unrecognized actuarial losses of $108.6 million ($68.8 million, net of tax). The prior service credits included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost during the year ending December 31, 2009 are $0.2 million ($0.1 million, net of tax).

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

Reconciliation of Funded Status and Accumulated Benefit Obligation. Expenses for our defined benefit pension plan and for postretirement medical benefits that are provided under our medical plan are developed from actuarial valuations. The following summarizes the projected benefit obligations, plan assets and funded status of the defined benefit pension plan, as well as the projected benefit obligations of the postretirement medical benefits provided under our medical plan (in thousands).

	12 Month Period Ended September 30, 2007		15 Month Period Ended December 31, 2008
	Pension Benefits	Other Post- retirement Benefits	Pension Benefits	Other Post- retirement Benefits
Change in benefit obligation
Benefit obligation at beginning of period	$321,719	$75,683	$321,893	$76,763
Service cost	3,236	1,576	3,145	1,183
Interest cost	17,758	4,240	25,053	6,118
Employee contributions	—	375	—	544
Benefits paid	(27,567)	(5,689)	(31,459)	(4,440)
Plan amendments	—	1,940	(1,645)	—
Curtailment	1,331	(81)	—	—
Actuarial (gain) loss	5,416	(1,281)	24,726	(1,873)

Benefit obligation at end of period	$321,893	$76,763	$341,713	$78,295

Change in plan assets
Plan assets at beginning of period	$297,816	$—	$311,379	$—
Employer contributions	564	5,315	1,120	3,896
Employee contributions	—	374	—	544
Actual return on plan assets	40,566	—	(99,658)	—
Benefits paid	(27,567)	(5,689)	(31,459)	(4,440)

Plan assets at fair value at end of period	$311,379	$—	$181,382	$—

Funded status of the plans
Funded status of the plans	$(10,514)	$(76,763)	$(160,331)	$(78,295)
Contributions to the plans	362	855	—	—

Accrued benefits costs	$(10,152)	$(75,908)	$(160,331)	$(78,295)

Accumulated benefit obligation	$312,298		$331,114

Discount rate	6.27%	6.26%	6.31%	6.35%
Expected rate of return on plan assets	8.5%	—	8.5%	—
Rate of compensation increase	3.5%	—	3.5%	—

Yield curves matching our benefit obligations were derived from monthly bid-price bond data including corporate bonds and excluding bonds that are callable, make-whole, sinkable and putable as well as those for which the quoted yield-to-maturity is zero. Using this bond universe, regression analysis is used to identify the best-fitting regression curve that links yield-to-maturity providing match to data for both long and short maturities. The resulting regressed coupon yield curve is smoothly continuous along its entire length and represents an unbiased average of the observed market data and takes into account all information for both a single maturity and across all maturities.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

Interest rates used in these valuations are key assumptions, including discount rates used in determining the present value of future benefit payments and expected return on plan assets, which are reviewed and updated on an annual basis. The discount rates reflect market rates for high-quality corporate bonds. We consider current market conditions, including changes in interest rates, in making assumptions. In establishing the expected return on assets assumption, we review the asset allocations considering plan maturity and develop return assumptions based on different asset classes. The return assumptions are established after reviewing historical returns of broader market indexes, as well as historical performance of the investments in the plan. Our pension plan assets are managed in accordance with an investment policy adopted by the pension committee. The investment policy currently includes target allocation percentages of approximately 65% for investments in equity securities and 35% for investments in fixed income securities. There are restrictions on investment managers to prevent the concentration of investments in the securities of any one company or industry, the purchase of tax-exempt securities, direct investments in commodities and short sales and to impose other restrictions.

Plan assets include investments in equity and bond funds, U.S. government securities and liquid reserve funds. The asset allocation of the pension plan assets at September 30, 2007 and December 31, 2008 was as follows:

	2007	2008
Asset Category
Equity securities	64%	59%
Debt securities	36%	41%

Total	100%	100%

We have accrued benefit costs at December 31, 2008 related to the pension benefits of $160.3 million of which $0.6 million is recorded within other current liabilities and $159.7 million in other long-term liabilities, and accrued benefit costs at December 31, 2008 related to the other postretirement benefits of $78.3 million of which $3.9 million was recorded in other current liabilities and $74.4 million was recorded in other long-term liabilities.

Net periodic pension benefit costs included the following components (in thousands):

	Predecessor Entity			Successor Entity
	Year Ended December 31, 2006	Year Ended December 31, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008
Service cost	$4,078	$3,236	$217	$2,277
Interest cost	18,812	17,758	1,621	18,569
Expected return on plan assets	(24,591)	(23,558)	(2,014)	(21,175)
Amortization of unrecognized prior service cost	(294)	(391)	(26)	—
Amortization of unrecognized net loss	—	—	18	—

Total benefit	(1,995)	(2,955)	(184)	(329)
Curtailment gain	—	(735)	—	—

Net periodic benefits after curtailment	$(1,995)	$(3,690)	$(184)	$(329)

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

Net periodic other postretirement benefit costs included the following components (in thousands):

	Predecessor Entity			Successor Entity
	Year Ended December 31, 2006	Year Ended December 31, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008
Service cost	$2,564	$1,576	$83	$850
Interest cost	4,462	4,240	387	4,570
Amortization of unrecognized prior service cost	—	—	10	—
Amortization of unrecognized net gain	—	(96)	(24)	—
Curtailment gain	—	(81)	—	—

Total costs	$7,026	$5,639	$456	$5,420

The effect of the New Sponsors Acquisition and the allocation of the purchase price to the individual assets acquired and liabilities assumed resulted in an increase to the projected benefit obligation of $43.2 million. Additionally, all previously existing net gain or loss, prior service cost or credits recognized in accumulated other comprehensive income (loss) were eliminated in purchase accounting (see Note 3(a)—Acquisitions—New Sponsors Acquisition).

Depending upon actual future health care claims experience, our actual costs may vary significantly from those projected above. As of September 30, 2007 and December 31, 2008, the assumed health care cost trend rate was a cost trend rate of 9.0% and 9.0%, respectively. This rate was assumed to decrease gradually to 5% by the year 2016 and to remain at that level of annual increase thereafter. Increasing the assumed health care cost trend rate by 1% each year would increase the other postretirement benefits obligation as of December 31, 2008 by $7.9 million. Decreasing this trend rate by 1% each year would reduce the other postretirement benefits obligation as of December 31, 2008 by $6.9 million. A 1% increase or decrease in the assumed health care cost trend rate would have increased or decreased the net periodic other postretirement benefits cost for 2008 by $0.6 million and $0.5 million, respectively. The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are as follows (in thousands):

	Pension Benefits	Other Post- retirement Benefits
2009	$22,946	$4,094
2010	22,356	4,471
2011	22,814	4,836
2012	24,459	5,239
2013	23,878	5,618
2014 to 2018	129,860	32,795

Total	$246,313	$57,053

(b) Other Retirement Plans

We maintain two defined contribution retirement plans, qualified under the provisions of Section 401(k) of the Internal Revenue Code, for our employees in the United States. One plan is for Intelsat employees who were hired before July 19, 2001 or otherwise participate in the SRIP and the other plan is for Intelsat employees hired on or after July 19, 2001, the Retirement Savings Plan (the “RSP”). Each employee participating in the SRIP or RSP is eligible to contribute, on a tax deferred basis and on an after-tax basis, up to 100% of eligible earnings,

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

subject to regulatory limits. We match 50% of employee contributions up to 2% of eligible earnings for participants in the SRIP, and 100% of employee contributions up to 5% of eligible earnings for participants in the RSP. Additionally, we provide a discretionary contribution based on performance against pre-defined metrics of between 0% and 4% of eligible earnings for employees participating in the SRIP or the RSP and a fixed contribution of 2% of eligible earnings for participants in the RSP, all subject to regulatory limits. We recognized compensation expense for these plans of $4.1 million, $7.9 million, $0.5 million and $8.4 million for the years ended December 31, 2006 and 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to December 31, 2008, respectively. We also maintain an unfunded deferred compensation plan for executives, however, benefit accruals under the plan were discontinued during 2001. The accrued liability for the deferred compensation plan for executives was $0.1 million as of December 31, 2007 and was paid in full as of December 31, 2008. We also maintain other defined contribution retirement plans in several non-U.S. jurisdictions, but such plans are not material to our financial position or results of operations.

Note 6    Receivables

Receivables were comprised of the following (in thousands):

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of December 31, 2008
Service charges:
Billed	$312,665	$301,789
Unbilled	26,899	13,934
Other	9,817	7,448
Allowance for doubtful accounts	(32,788)	(20,237)

Total	$316,593	$302,934

Unbilled service charges represent amounts earned and accrued as receivables from customers for their usage of our satellite system prior to the end of the period. Unbilled service charges are expected to be billed and collected within twelve months of the respective balance sheet date. Other receivables as of December 31, 2007 and 2008 include $7.1 million and $2.2 million, respectively, of receivables due from our parent, Intelsat Holdings.

Note 7    Satellites and Other Property and Equipment

(a) Satellites and Other Property and Equipment

Satellites and other property and equipment, including a satellite utilized under a capital lease agreement, were comprised of the following (in thousands):

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of December 31, 2008
Satellites and launch vehicles	$5,578,114	$5,372,439
Information systems and ground segment	542,957	332,750
Buildings and other	267,735	264,907

Total cost	6,388,806	5,970,096
Less: accumulated depreciation	(1,802,458)	(630,425)

Total	$4,586,348	$5,339,671

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

Satellites and other property and equipment, net as of December 31, 2007 and 2008 included construction-in-progress of $681.1 million and $538.5 million, respectively. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $28.7 million, $56.9 million, $4.7 million and $60.9 million were capitalized for the predecessor periods ended December 31, 2006 and 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to December 31, 2008, respectively. Included in satellites and launch vehicles is a satellite under capital lease, which had a net book value of $9.3 million and $2.8 million as of December 31, 2007 and 2008, respectively. Carrying amounts as of December 31, 2008 reflect the fair value adjustments recorded in connection with the New Sponsors Acquisition (see Note 3(a)—Acquisitions—New Sponsors Acquisition).

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

(b) Satellite Launches

On May 21, 2008, we successfully launched our Galaxy 18 satellite into orbit. This satellite operates from 123º west longitude and serves programmers, government and corporate broadband customers in the continental United States, Alaska, Hawaii and Puerto Rico. This satellite entered into service during June 2008.

On September 24, 2008, we successfully launched our Galaxy 19 satellite into orbit. This satellite operates from 97º west longitude and serves programmers, government and corporate broadband customers in the continental United States, Alaska, Hawaii, the Caribbean, Canada and Mexico. This satellite entered into service during November 2008.

(c) Satellite Health

On September 22, 2006, our IS-802 satellite experienced a reduction of electrical power capability, reducing its operational capacity. We restored the service for all IS-802 customers on satellites within the Intelsat fleet, including for some of them on IS-802, where eleven transponders were reactivated and are operating normally. We recorded a non-cash impairment charge of $49.0 million during September 2006 to write down the uninsured IS-802 satellite to its estimated fair value following the anomaly. The estimated fair value was determined based on a discounted cash flow analysis.

We established an anomaly review board (“ARB”) with Lockheed Martin Corporation, the manufacturer of the LM 7000 series to which the IS-802 belonged. The ARB found that the IS-802 anomaly is most likely to have been caused by an electrical short internal to the solar array harness located on the south solar array boom. The ARB also concluded that this anomaly is significantly different from previous LM 7000 series spacecraft failures and is the first failure of this type for the LM 7000 series. Therefore, we believe the chance of this anomaly occurring again in any individual satellite is low and no adjustments to our depreciation schedule or satellite deployment plan were required to mitigate the risk.

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

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

recorded a non-cash impairment charge of $63.6 million during the second quarter of 2008 to write down the uninsured Galaxy 26 satellite to its estimated fair value following the anomaly. The estimated fair value was determined based on a discounted cash flow analysis. The anomaly also resulted in a reduction to the estimated remaining useful life of the satellite.

We established a failure review board with Space Systems/Loral, Inc., the manufacturer of the Galaxy 26 satellite, to identify the cause of the problem. The failure review board concluded that the failure on the Galaxy 26 satellite was the result of a design flaw similar to the flaw which caused the anomaly on our Galaxy 27 satellite in November 2004. This design flaw exists on three of our satellites – Galaxy 26, Galaxy 27 and IS-8. We currently believe that the Galaxy 26 satellite anomaly will not result in the acceleration of capital expenditures for a replacement of the Galaxy 26 satellite.

We have identified three additional types of common anomalies among the satellites in our global fleet, which if they materialize, have the potential for a significant operational impact. These include failure of the on-board Xenon-Ion Propulsion Systems (“XIPS”) used to maintain orbital position of Boeing 601 High Power Series (“BSS 601 HP”) satellites, accelerated solar array degradation in early BSS 702 satellites and the failure of the on-board spacecraft control processor (“SCP”) in BSS 601 satellites.

BSS 601 HP XIPS. The BSS 601 HP satellite uses a XIPS as its primary propulsion system. There are two separate XIPS on each BSS 601 HP, each of which is capable of maintaining the satellite in its orbital position. In the event of a failure of one or both XIPS a completely independent bi-propellant propulsion system is in place to act as a backup. Reliance on the backup propulsion system could result in a shorter operating life for the satellite, depending on the amount of bi-propellant fuel remaining. However, XIPS failures do not typically result in a catastrophic loss of the satellite or negatively affect its communications capability. As of December 31, 2008, we operate five BSS 601 HP satellites, of which one satellite, Galaxy 4R, has experienced failure of both XIPS. Galaxy 4R was placed in inclined orbit during the fourth quarter of 2006. Of the four remaining BSS 601 HP satellites, IS-5 is still in use but is no longer in primary service. The other three continue to have XIPS available as their primary propulsion system, however no assurance can be given that there will not be further XIPS failures that result in shortened satellite lives. Two of our satellites which had experienced failures of both XIPS, IS-6B and Galaxy 10R, were replaced by new satellites, IS-11 and Galaxy 18, respectively, which were placed into service in 2008.

BSS 702 Solar Array. Certain BSS 702 satellites have experienced greater than anticipated degradation due to the design of their solar arrays. These solar arrays power the satellite’s operating systems and transponders, and also recharge the batteries that are used when solar power is unavailable. While a certain amount of predictable solar array degradation is expected, the accelerated degradation in some of the BSS 702 satellites has resulted in shortened operating lives or the need to reduce the usage of their communications payload. As of December 31, 2008, we operated three BSS 702 satellites, two of which were affected by accelerated solar array degradation, Galaxy 11 and IS-1R. Service to customers on these two satellites has not been affected. Galaxy 11 was replaced by Galaxy 17 in July 2008 and IS-1R is expected to be replaced in its current location by the end of 2009. After the transfer of traffic to the replacement satellite and relocation to another longitude, we expect that IS-1R will have sufficient power to operate a significant subset of its transponders through the end of design life. The third BSS 702 satellite, Galaxy 3C, has a substantially different solar array design intended to eliminate the issue and has not experienced any similar degradation problems.

BSS 601 SCP Failure. Certain BSS 601 satellites have experienced primary SCP failures and are operating on their backups. SCPs are used to provide advanced orientation control and fault protection functions, and are a critical component in the operation of the satellites. We expect that even a failure of the remaining functioning SCP would not have a material impact on the business or require replacement of a satellite. As of December 31, 2008, we operate four BSS 601 satellites and only IS-4 has experienced primary SCP

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

failure. The other three BSS 601 satellites, HGS-3, IS-2 and IS-3R, are in a group of satellites that has been identified as having heightened susceptibility to the SCP problem. However, the risk of SCP failure appears to decline with age and all three of these satellites have been in continuous operation since at least 1996. Both primary and backup SCPs on HGS-3, IS-2 and IS-3R are monitored regularly and remain fully functional.

Note 8    Investments

(a) WildBlue Communications, Inc.

We have an ownership interest in WildBlue Communications, Inc. (“WildBlue”), a company offering broadband Internet access services in the continental United States via Ka-band satellite capacity. We account for our investment using the equity method of accounting. Our share of losses in WildBlue is included in other income (expense), net in the accompanying consolidated statements of operations and was $32.5 million and $7.4 million for the years ended December 31, 2006 and 2007, respectively. As of December 31, 2007, cumulative equity losses exceeded the investment, and as a result, no additional losses from WildBlue were recognized. Further, because of a history of operating and on-going losses at WildBlue, the investment was determined to have a new basis of zero in connection with the allocation of the purchase price from the New Sponsors Acquisition at February 1, 2008.

During the combined year ended December 31, 2008, we participated in a new investment in WildBlue by making an additional equity investment of $17.6 million. Following this investment, our fully diluted ownership interest in WildBlue was reduced from approximately 28% to approximately 25%. We determined this additional investment represents the funding of prior losses in accordance with guidance provided in EITF Issue No. 02-18, Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition (“EITF 02-18”). EITF 02-18 provides that when an additional investment represents the funding of prior losses, the investor should recognize previously suspended losses up to the amount of such additional investment. Our previously unrecognized suspended losses in WildBlue totaled $13.0 million and were recognized within other income (expense), net in our consolidated statements of operations for the successor period February 1, 2008 to December 31, 2008. Furthermore, we evaluated the remaining investment balance of approximately $4.6 million for potential impairment given the historical and projected future losses of this investee. As a result of this evaluation, we determined the remaining investment balance to be fully impaired and recorded an impairment charge of $4.6 million, which is included within other income (expense), net in our consolidated statements of operations. As of December 31, 2008, cumulative equity losses exceeded the investment and as a result no additional losses from WildBlue will be recognized and the investment balance was zero.

(b) Horizons-1 and Horizons-2

As a result of the PanAmSat Acquisition Transactions, we have a joint venture with JSAT International, Inc. (“JSAT”), a leading satellite operator in the Asia-Pacific region. The joint venture is named Horizons Satellite Holdings, LLC, and consists of two investments: Horizons-1 and Horizons-2.

Horizons-1 owns and operates the Ku-band portion of the Horizons-1 satellite in the fixed satellite services sector, offering service to customers in the Asia-Pacific region. We have a 50% ownership interest in Horizons-1, an investment which is accounted for under the equity method of accounting. Our share of the results of Horizons-1 is included in other income (expense), net in the accompanying consolidated statements of operations and was income of $0.1 million, $0.2 million, $0.02 million and $0.2 million for the predecessor periods ended December 31, 2006 and 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to December 31, 2008, respectively. The investment balance of $19.1 million and

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

$15.7 million as of December 31, 2007 and 2008, respectively, was included within other assets in the accompanying consolidated balance sheets. The investment balance was reduced by $0.5 million as a result of the fair value adjustment recorded in connection with the allocation of the purchase price for the New Sponsors Acquisition (see Note 3(a)—Acquisitions—New Sponsors Acquisition).

During the predecessor periods ended December 31, 2006 and 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to December 31, 2008, we recorded expenses of $2.0 million, $3.9 million, $0.3 million and $3.5 million, respectively, in relation to the utilization of Ku-band satellite capacity from Horizons-1. Additionally, we provide TT&C and administrative services for the Horizons-1 satellite. We recorded revenue for these services of $0.6 million, $0.6 million, $0.1 million and $0.6 million during the predecessor periods ended December 31, 2006 and 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to December 31, 2008, respectively.

We also have a revenue share agreement with JSAT related to services sold on the Horizons-1 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. As a result of this agreement, we reduced revenue by $13.3 million, $14.8 million, $1.1 million and $14.0 million for the predecessor periods ended December 31, 2006 and 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to December 31, 2008, respectively. The payable due to JSAT was $2.5 million and $2.0 million as of December 31, 2007 and 2008, respectively.

On August 1, 2005, Intelsat Corp formed a second satellite joint investment with JSAT that built and launched a Ku-band satellite in December 2007 (“Horizons–2”). The Horizons-2 satellite was placed into service in February 2008. Our investment is being accounted for using the equity method of accounting. The total future joint investment in Horizons-2 is expected to be $166.6 million as of December 31, 2008, of which each of the joint venture partners was required to fund their 50% share beginning in March 2008. Our share of the results of Horizons-2 is included in other income (expense), net in the accompanying consolidated statements of operations and was income of $0.3 million for the successor period February 1, 2008 to December 31, 2008. As of December 31, 2007 and 2008, the investment balance of $83.0 million and $79.2 million, respectively, was included within other assets in the accompanying consolidated balance sheets. In connection with the New Sponsors Acquisition, there was no adjustment to the investment balance or the corresponding liability balance that is discussed below (see Note 3(a)—Acquisitions—New Sponsors Acquisition).

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $9.7 million during the successor period February 1, 2008 to December 31, 2008. We have entered into a security and pledge agreement with a third-party lender and, pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee in accordance with FASB Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. We have recorded a liability of $15.3 million and $12.2 million within accounts payable and accrued liabilities as of December 31, 2007 and 2008, and a liability of $67.7 million and $61.0 million within other long-term liabilities as of December 31, 2007 and 2008, respectively, in the accompanying consolidated balance sheets.

We provide TT&C and administrative services for the Horizons-2 satellite. We received no revenue for these services during the predecessor periods ended December 31, 2006 and 2007 or the predecessor period January 1, 2008 to January 31, 2008. We recorded revenue for these services of $0.7 million during the successor period February 1, 2008 to December 31, 2008. During the successor period February 1, 2008 to December 31, 2008, we recorded expenses of $6.9 million in relation to the utilization of satellite capacity for the Horizons-2 satellite.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

We also have a revenue share agreement with JSAT related to services sold on the Horizons-2 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. As a result of this agreement, we reduced revenue by $6.8 million for the successor period February 1, 2008 to December 31, 2008. The amount payable to JSAT was $2.2 million as of December 31, 2008.

In March 2007, we entered into an agreement to purchase and assume a launch service contract from Horizons-2. Under the agreement, we agreed to pay Horizons-2 for amounts paid to date of $14.7 million and assumed the remaining contractual obligation payable to the launch services provider. We currently plan to use this launch service contract for the launch of our IS-15 satellite.

We also provide certain services to the joint venture and utilize capacity from the joint venture.

(c) New Dawn

In June 2008, we entered into a project and shareholders’ agreement with Convergence SPV Ltd. (“Convergence Partners”) pursuant to which New Dawn Satellite Company Ltd (“New Dawn”), a recently formed Mauritius company in which we have a 74.9% indirect ownership interest and Convergence Partners has a 25.1% noncontrolling ownership interest, intends to procure and launch a new satellite to provide satellite transponder services to customers in Africa. We currently expect the satellite to be launched during the fourth quarter of 2010.

New Dawn entered into a secured loan financing arrangement, which is non-recourse to Intelsat, on February 4, 2009 to obtain $190 million financing to fund a portion of the cost of construction and launch of the new satellite. In addition, we and Convergence Partners have agreed to make certain capital contributions to New Dawn in proportion to our respective ownership interests in New Dawn to fund a portion of these costs. Out of the total equity contributions of $18.3 million in 2008, our initial capital contributions were $13.7 million and Convergence Partners contributions were $4.6 million.

We have agreed to provide sales and marketing services, engineering and administrative support services, and have agreed to perform satellite-related consulting and technical services for New Dawn. The services include the provision of program management services with respect to the satellite and launch vehicle construction programs and TT&C services for the new satellite. In addition, for a fee of $15.0 million together with assumption of continuing payment obligations, we assigned New Dawn a launch service contract with a third party, Arianespace, to provide for the launch of the New Dawn satellite. New Dawn has contracted with Orbital Sciences Corporation to construct its satellite.

As of December 31, 2008, we consolidated New Dawn within our consolidated financial statements, net of appropriate eliminating entries. Additionally, we account for the percentage interest in New Dawn owned by Convergence Partners as minority interest. As of December 31, 2008, the minority interest of $4.5 million was included within other long-term liabilities in the accompanying consolidated balance sheets. As discussed in Note 2—Significant Accounting Policies, we will implement SFAS No. 160 as of the first quarter of 2009, which will result in our reclassifying the minority interest balance to shareholder’s equity.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

Note 9    Goodwill and Other Intangible Assets

The carrying amounts of goodwill and acquired intangible assets not subject to amortization consist of the following (in thousands):

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of December 31, 2008
Goodwill	$3,900,193	$6,774,334
Trade name	30,000	70,400
Orbital locations	1,646,600	2,886,800

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

We account for goodwill and other intangible assets in accordance with SFAS No. 142. Under SFAS No. 142, we perform an annual goodwill impairment analysis during the fourth quarter of each year and whenever events and circumstances indicate that the carrying value may not be recoverable. The following is a discussion of our impairment analysis methodology:

Goodwill. We follow a two-step process to evaluate if a potential impairment exists to our recorded amount of goodwill and tradename. The first step of the process is to compare the reporting unit’s fair value to its carrying value, including goodwill. In the event the carrying value of our reporting unit exceeds its fair value, goodwill is considered impaired and the second step is required. The second step requires us to calculate a hypothetical purchase allocation to compare the current implied fair value of the goodwill to the current carrying value of the goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value over the aggregate fair values of the individual assets, liabilities and identifiable intangibles, as if they were being acquired in a business combination. If the implied fair value of goodwill as described above exceeds recorded goodwill, there is no impairment. If the recorded goodwill exceeds the implied fair value, an impairment charge would be recorded for the excess. Furthermore, an impairment loss cannot exceed the amount of goodwill assigned to a reporting unit. After recognizing the impairment loss, the corresponding loss establishes a new basis in the goodwill. Subsequent reversals of goodwill impairment losses are not permitted under applicable accounting standards.

We determined the estimated fair value of our reporting unit using discounted cash flow analysis, along with independent source data related to comparative market multiples and, when available, recent transactions. The discounted cash flows were derived from a five-year projection of revenues and expenses plus a residual value, with the resulting projected cash flows discounted at an appropriate weighted average cost of capital. The analysis, which was completed in the fourth quarter of 2008, did not result in an impairment of our goodwill or trade name intangible.

Trade name. We have implemented the relief from royalty method to determine the estimated fair value of the Intelsat trade name. The relief from royalty analysis is comprised of two major steps: i) a determination of the hypothetical royalty rate, and ii) the subsequent application of the royalty rate to projected revenue. In determining the hypothetical royalty rate utilized in the relief from royalty approach, we considered comparable

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

license agreements, operating earnings benchmark rule of thumb, an excess earnings analysis to determine aggregate intangible asset earnings, and other qualitative factors. Based on our analysis, the fair value of the Intelsat trade name as of the fourth quarter of 2008 was not impaired.

Orbital Locations. We are authorized by governments to operate satellites at certain orbital locations – i.e., longitudinal coordinates along the Clarke Belt. The Clarke Belt is the part of space approximately 42,165 kilometers above the plane of the equator where geostationary orbit may be achieved. Various governments acquire rights to these orbital locations through filings made with the International Telecommunication Union (the “ITU”), a sub-organization of the United Nations. We will continue to have rights to operate at our orbital locations so long as we maintain our authorizations to do so.

We determined the estimated fair value of our right to operate at orbital locations using the build up method to determine the cash flows for the income approach, with the resulting projected cash flows discounted at an appropriate weighted average cost of capital. In instances where the build up method did not generate positive value for the right to operate at an orbital location, but the right was expected to generate revenue, we assigned a value based upon independent source data for recent transactions of similar orbital locations. The analysis, which was completed in the fourth quarter 2008, led to the recording of a non-cash impairment charge of $326.8 million.

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consisted of the following (in thousands):

	Predecessor Entity			Successor Entity
	As of December 31, 2007			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$591,400	$(137,822)	$453,578	$743,760	$(146,745)	$597,015
Customer relationships	283,988	(52,430)	231,558	534,030	(8,266)	525,764
Technology	10,000	(3,646)	6,354	2,700	(1,204)	1,496

Total	$885,388	$(193,898)	$691,490	$1,280,490	$(156,215)	$1,124,275

The difference between gross carrying amounts at December 31, 2007 and 2008 was due to fair value adjustments recorded in connection with the New Sponsors Acquisition (see Note 3(a)—Acquisitions—New Sponsors Acquisition).

Intangible assets are amortized based on the expected pattern of consumption. As of December 31, 2008, backlog and other, customer relationships and technology had weighted-average useful lives of four years, thirteen years and two years, respectively. We recorded amortization expense of $65.5 million, $93.5 million, $7.8 million and $156.2 million for the years ended December 31, 2006 and 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to December 31, 2008, respectively.

Scheduled amortization charges for the intangible assets over the next five years are as follows (in thousands):

Year	Amount
2009	$145,676
2010	130,281
2011	105,451
2012	91,781
2013	82,311

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

Note 10    Long-Term Debt

The carrying amounts and estimated fair values of notes payable and long-term debt were as follows (in thousands):

	Predecessor Entity		Successor Entity
	As of December 31, 2007		As of December 31, 2008
	Amount	Fair Value	Amount	Fair Value
Intelsat, Ltd.:
6.5% Senior Notes due November 2013	$700,000	$504,000	$700,000	$364,000
Unamortized discount on 6.5% Senior Notes	(88,035)	—	(215,885)	—
7.625% Senior Notes due April 2012	600,000	489,000	600,000	369,600
Unamortized discount on 7.625% Senior Notes	(38,422)	—	(118,883)	—
5.25% Senior Notes due November 2008	400,000	395,000	—	—
Unamortized discount on 5.25% Senior Notes	(6,188)	—	—	—

Total Intelsat, Ltd. obligations	1,567,355	1,388,000	965,232	733,600

Intelsat Bermuda:
11.25% Senior Notes due February 2017	—	—	2,805,000	1,654,950
11.5% / 12.5% Senior PIK Election Notes due February 2017	—	—	2,258,815	1,061,643
Floating Rate Senior Notes due June 2013	260,000	265,200	—	—
11.25% Senior Notes due June 2016	1,330,000	1,369,900	—	—
9.25% Senior Notes due June 2016	750,000	753,750	—	—
Floating Rate Senior Notes due January 2015	600,000	598,500	—	—
Senior Unsecured Credit Facilities due February 2014	1,000,000	983,750	—	—
Unamortized discount on Senior Unsecured Credit Facilities	(4,495)	—	—	—

Total Intelsat Bermuda obligations	3,935,505	3,971,100	5,063,815	2,716,593

Intelsat Jackson:
11.25% Senior Notes due June 2016	—	—	1,048,220	921,385
Unamortized premium on 11.25% Senior Notes	—	—	6,184	—
11.5% Senior Notes due June 2016	—	—	284,595	224,830
9.5% Senior Notes due June 2016	—	—	701,913	642,952
9.25% Senior Notes due June 2016	—	—	55,035	49,862
Senior Unsecured Credit Facilities due February 2014	—	—	195,152	121,970
New Senior Unsecured Credit Facilities due February 2014	—	—	810,876	506,798
Note payable to Intelsat Holdings, Ltd.	—	—	34,000	34,000

Total Intelsat Jackson obligations	—	—	3,135,975	2,501,797

Intermediate Holdco:
9.25% Senior Discount Notes due February 2015	396,561	387,747	4,125	3,119
9.5% Senior Discount Notes due February 2015	—	—	435,072	328,914

Total Intermediate Holdco obligations	396,561	387,747	439,197	332,033

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

	Predecessor Entity		Successor Entity
	As of December 31, 2007		As of December 31, 2008
	Amount	Fair Value	Amount	Fair Value
Intelsat Sub Holdco:
8.25% Senior Notes due January 2013	875,000	877,188	400	368
8.5% Senior Notes due January 2013	—	—	883,346	813,562
8.625% Senior Notes due January 2015	675,000	678,375	430	390
8.875% Senior Notes due January 2015	—	—	681,012	616,997
Senior Secured Credit Facilities due July 2013	341,303	338,743	337,855	269,608
Capital lease obligations	12,438	12,438	2,050	2,050
7% Note payable to Lockheed Martin Corporation	15,000	15,000	10,000	10,000

Total Intelsat Sub Holdco obligations	1,918,741	1,921,744	1,915,093	1,712,975

Intelsat Corp:
Senior Secured Credit Facilities due January 2014	1,618,749	1,596,491	1,751,260	1,320,450
Unamortized discount on Senior Secured Credit Facilities	—	—	(13,052)	—
Senior Secured Credit Facilities due July 2012	320,319	315,915	275,830	237,214
9% Senior Notes due August 2014	656,320	656,320	1,016	859
Unamortized premium on 9% Senior Notes	14,980	—	—	—
9.25% Senior Notes due August 2014	—	—	658,119	556,111
9% Senior Notes due January 2016	575,000	575,000	10	9
9.25% Senior Notes due June 2016	—	—	580,720	526,131
6.375% Senior Secured Notes due January 2008	150,000	149,813	—	—
Unamortized discount on 6.375% Senior Secured Notes	(14)	—	—	—
6.875% Senior Secured Debentures due January 2028	125,000	104,375	125,000	72,500
Unamortized discount on 6.875% Senior Secured Debentures	(13,112)	—	(24,882)	—

Total Intelsat Corp obligations	3,447,242	3,397,914	3,354,021	2,713,274

Total Intelsat, Ltd. long-term debt	11,265,404	$11,066,505	14,873,333	$10,710,272

Less:
Current portion of capital lease obligations	8,708		1,859
Current portion of long-term debt	69,287		97,499

Total current portion	77,995		99,358

Total long-term debt, excluding current portion	$11,187,409		$14,773,975

The total fair value of our debt was $11.1 billion and $10.7 billion at December 31, 2007 and 2008, respectively. Except as described below, the fair value for publicly traded instruments is determined using quoted market prices and, for non-publicly traded instruments, fair value is based upon composite pricing from a variety of sources including market leading data providers, market makers, and leading brokerage firms. The fair value of the note payable to Lockheed Martin Corporation is assumed to equal the book value of the note, since payment of up to $10.0 million of the note balance is contingent upon the non-occurrence of certain events that are outside of our control. Because of the contingency, we do not believe it is practicable to determine the fair value of the note.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

Required principal repayments of long-term debt, excluding payments on a note payable to Intelsat Holdings and capital lease obligations, over the next five years and thereafter as of December 31, 2008 are as follows (in thousands):

Year	Amount
2009	$97,499
2010	97,499
2011	94,723
2012	681,376
2013	1,925,680
2014 and thereafter	12,307,024

Total	$15,203,801

2008 Debt Activities

New Sponsors Acquisition

On February 4, 2008, in order to partially finance the New Sponsors Acquisition, Serafina borrowed $4.96 billion under the Bridge Loan Credit Agreements.

We elected to settle the interest payment due May 4, 2008 under the PIK Election Bridge Loan Credit Agreement entirely by increasing the principal amount of the PIK Election Bridge Loan Credit Agreement and, on that date, increased the outstanding principal amount by $48.8 million. We elected to pay interest under the PIK Election Bridge Loan Credit Agreement entirely in PIK interest for the interest period which ended on June 26, 2008.

On June 27, 2008, Intelsat Bermuda repaid in full the Bridge Loan Credit Agreements and issued new senior notes as described in—Debt Refinancings below.

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

Credit Facility Amendments

On January 25, 2008, Intelsat Sub Holdco entered into Amendment No. 3 to the Sub Holdco Credit Agreement, which became effective upon the consummation of the New Sponsors Acquisition and amended and modified the Sub Holdco Credit Agreement to, among other things:

(a)	change the applicable margin under the Tranche B Term Loan, revolving credit loan and swingline loan facilities;

(b)	reduce the size of the revolving facility by $50.0 million and add a $50.0 million incremental revolving credit facility provision;

(c)	add language requiring the payment of a prepayment premium for prepayments of term loans prior to February 4, 2010;

(d)	make certain changes permitting the New Sponsors Acquisition; and

(e)	add a financial maintenance covenant requiring compliance with a Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Sub Holdco Credit Agreement) of less than or equal to 1.5 to 1.0.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

On January 25, 2008, Intelsat Corp entered into Amendment No. 2 to the Intelsat Corp Amended and Restated Credit Agreement, which became effective upon the consummation of the New Sponsors Acquisition and amended and modified the Intelsat Corp Amended and Restated Credit Agreement to, among other things:

(a)	change the applicable margin on term loans, revolving credit loans and swingline loans;

(b)	reduce the size of the revolving facility by $75.0 million and add a $75.0 million incremental revolving credit facility provision;

(c)	require the payment of a prepayment premium for prepayments of term loans prior to February 4, 2011 (with respect to Tranche B-2-A Term Loans) or February 14, 2010 (with respect to Tranche B-2-B Term Loans);

(d)	make certain changes permitting the New Sponsors Acquisition; and

(e)	add a financial maintenance covenant requiring compliance with a Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Intelsat Corp Amended and Restated Credit Agreement) of less than or equal to 4.5 to 1.0.

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

Debt Transfer, Repayment and Redemptions

On January 15, 2008, we repaid at maturity Intelsat Corp’s $150.0 million 6 3/8% Senior Notes due 2008 using funds borrowed under the revolving credit facility portion of Intelsat Corp’s senior secured credit facilities. On February 4, 2008, Intelsat Corp used the proceeds of its incremental Tranche B-2 Term Loan and cash on hand to repay this $150.0 million revolver borrowing.

Intelsat Bermuda transferred its debt obligations to Intelsat Jackson on February 4, 2008 (see Note 3(a)—Acquisitions—New Sponsors Acquisition) and we subsequently redeemed $1.26 billion in long-term debt and incurred early redemption premiums of $38.5 million as follows:

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

Change of Control Offers

The New Sponsors Acquisition resulted in a change of control under the indentures governing certain of our outstanding series of notes and Intelsat Jackson’s $1.0 billion Senior Unsecured Credit Agreement dated as of February 2, 2007 (the “Intelsat Jackson Senior Unsecured Credit Agreement”), giving the holders of those notes

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

and loans the right to require us to repurchase such notes and repay such loans at 101% of their principal amount, plus accrued interest to the date of repurchase or repayment. During the second quarter of 2008, the relevant entities completed each such change of control offer, financing the repurchases and repayment through backstop unsecured credit agreement borrowings under the Financing Commitment Letter or with proceeds from offerings of notes and a new unsecured term loan borrowing.

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

On June 27, 2008, Intermediate Holdco repaid borrowings under a backstop senior unsecured credit agreement due 2015 with the proceeds of an offering of 9 1/2% Senior Discount Notes due 2015 (the “New 2015

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

Senior Discount Notes”). The initial purchasers of the New 2015 Senior Discount Notes and the lenders under the backstop senior unsecured credit agreements were affiliated parties and the repayment was completed without an exchange of cash between us and the lenders. In accordance with EITF 96-19, the original debt was not deemed to have been extinguished.

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

Intelsat Jackson also repaid loans tendered in a change of control offer relating to the Intelsat Jackson Senior Unsecured Credit Agreement with borrowings of $810.9 million under a new senior unsecured credit agreement that was entered into on July 1, 2008 (the “New Intelsat Jackson Senior Unsecured Credit Agreement”), together with cash on hand. Borrowings under the New Intelsat Jackson Senior Unsecured Credit Agreement bear interest at either (i) LIBOR plus 300 basis points or (ii) the Above Bank Rate (“ABR”), which is the rate for any day equal to the higher of (a) the Federal Funds Rate plus 50 basis points or (b) the prime rate, plus 200 basis points.

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

Recent Debt Transactions

On February 12, 2009, our indirect subsidiary, Intelsat Sub Holdco, purchased $114.2 million of Intelsat, Ltd.’s outstanding 7 5/8% Senior Notes due 2012 (the “2012 Senior Notes”) for $93.3 million and $346.5 million of Intelsat, Ltd.’s outstanding 6 1/2% Senior Notes due 2013 (the “2013 Senior Notes”) for $254.6 million pursuant to a cash tender offer (the “Tender Offer”). On February 12, 2009, Intelsat Sub Holdco completed an offering of $400.0 million aggregate principal amount at maturity of 8 7/8% Senior Notes due 2015, Series B, which yielded approximately $348.3 million of proceeds at issuance (the “2009 Sub Holdco Notes Offering”). The net proceeds of the 2009 Sub Holdco Notes Offering, together with cash on hand, were used to fund the Tender Offer, to pay related fees and expenses and for general corporate purposes. The new notes have terms substantially similar to Intelsat Sub Holdco’s outstanding 8 7/8% Senior Notes due 2015 issued in June 2008.

Description of Indebtedness

(a) Intelsat, Ltd.

Senior Notes due 2013

Intelsat, Ltd. had $700.0 million in aggregate principal amount of 2013 Senior Notes outstanding at December 31, 2008. These notes bear interest at 6 1/2% annually and mature in November 2013.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

Interest is payable on the 2013 Senior Notes semi-annually on May 1 and November 1 of each year. Intelsat, Ltd. may redeem some or all of the 2013 Senior Notes at any time at the redemption prices set forth in the 2013 Senior Notes. Intelsat, Ltd. may also redeem the outstanding 2013 Senior Notes in whole in the event of certain tax changes affecting the senior notes, as set forth in the indenture governing the 2013 Senior Notes. The 2013 Senior Notes are senior unsecured obligations of Intelsat, Ltd. and rank equally with Intelsat, Ltd.’s other senior unsecured indebtedness.

Senior Notes due 2012

Intelsat, Ltd. had $600.0 million in aggregate principal amount of 2012 Senior Notes outstanding at December 31, 2008. These notes bear interest at 7 5/8% annually and mature in April 2012.

Interest is payable on the 2012 Senior Notes semi-annually on April 15 and October 15 of each year. Intelsat, Ltd. may redeem some or all of the 2012 Senior Notes at any time at the redemption prices set forth in the 2012 Senior Notes. Intelsat, Ltd. may also redeem the outstanding 2012 Senior Notes in whole in the event of certain tax changes affecting the 2012 Senior Notes, as set forth in the indenture governing the 2012 Senior Notes. The 2012 Senior Notes are senior unsecured obligations of Intelsat, Ltd. and rank equally with Intelsat, Ltd.’s other senior unsecured indebtedness.

(b) Intelsat Bermuda

Senior Notes due 2017

Intelsat Bermuda had $2.8 billion in aggregate principal amount of 2017 Bermuda Senior Notes at December 31, 2008. These notes bore interest at 7.28% on and prior to August 4, 2008, and bear interest at 11 1/4% after August 4, 2008. Interest on the 2017 Bermuda Senior Notes is payable semi-annually on August 15 and February 15, commencing on August 15, 2008. The 2017 Bermuda Senior Notes are senior unsecured obligations of Intelsat Bermuda and rank equally with Intelsat Bermuda’s other senior unsecured indebtedness.

Senior PIK Election Notes due 2017

Intelsat Bermuda had $2.3 billion in aggregate principal amount of 2017 Bermuda PIK Notes at December 31, 2008. Interest on the 2017 Bermuda PIK Notes is payable semi-annually on August 15 and February 15, commencing on August 15, 2008. The 2017 Bermuda PIK Notes are senior unsecured obligations of Intelsat Bermuda and rank equally with Intelsat Bermuda’s other senior unsecured indebtedness.

Intelsat Bermuda may, at its option, elect to pay interest on the 2017 Bermuda PIK Notes (i) entirely in cash, (ii) entirely in PIK interest or (iii) 50% in cash and 50% in PIK interest, through June 15, 2013. After June 15, 2013, interest on the 2017 Bermuda PIK Notes will be payable in cash. Cash interest on the 2017 Bermuda PIK Notes accrued at the rate of 7.53% on and prior to August 4, 2008, and accrues at 11 1/2 % after August 4, 2008. If we so elect, the applicable PIK interest rate will be the cash pay interest rate in effect during the period plus 100 basis points. If we elect to pay any PIK interest, we will either increase the principal amount of the outstanding 2017 Bermuda PIK Notes or issue new 2017 Bermuda PIK Notes to holders of the 2017 Bermuda PIK Notes in an amount equal to the amount of PIK interest for the applicable interest payment period.

We have elected to pay interest on the 2017 Bermuda PIK Notes entirely in PIK interest through August 14, 2009.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(c) Intelsat Jackson

11 1/4% Senior Notes due 2016 and 11 1/2% Senior Notes due 2016

Intelsat Jackson had $1.0 billion in aggregate principal amount of its 11 1/4% Senior Notes due 2016 (the “2016 Notes”) and $284.6 million in aggregate principal amount of its 11 1/2% Senior Notes due 2016 (the “New 2016 Notes”) outstanding at December 31, 2008. The 2016 Notes and the New 2016 Notes are guaranteed by Intelsat, Ltd.

Interest is payable on both the 2016 Notes and the New 2016 Notes (collectively, the “Intelsat Jackson Senior Notes”) semi-annually on June 15 and December 15. Intelsat Jackson may redeem some or all of the Intelsat Jackson Senior Notes at any time prior to June 15, 2011 at a price equal to 100% of the principal amount thereof plus the make-whole premium described in the respective notes. Thereafter, Intelsat Jackson may redeem some or all of the respective notes at the applicable redemption prices set forth in the respective notes. Intelsat Jackson may also redeem up to 35% of the outstanding Intelsat Jackson Senior Notes, as applicable, before June 15, 2009, with the proceeds of certain equity offerings and capital contributions subject to limitations and at redemption prices set forth in the Intelsat Jackson Senior Notes.

The Intelsat Jackson Senior Notes are senior unsecured obligations of Intelsat Jackson and rank equally with Intelsat Jackson’s other senior unsecured indebtedness.

9 1/4% Senior Notes due 2016 and 9 1/2 % Senior Notes due 2016

Intelsat Jackson had $55.0 million in aggregate principal amount of its 9 1/4% Senior Notes due 2016 (the “2016 Guaranteed Notes”) and $701.9 million in aggregate principal amount of its 9 1/2% Senior Notes due 2016 (the “New 2016 Guaranteed Notes”) outstanding at December 31, 2008. The 2016 Guaranteed Notes and the New 2016 Guaranteed Notes are guaranteed by Intelsat, Ltd., Intelsat Bermuda, Intelsat Sub Holdco and certain of its subsidiaries.

Interest is payable on both the 2016 Guaranteed Notes and the New 2016 Guaranteed Notes (collectively, the “Intelsat Jackson Guaranteed Notes”) semi-annually on June 15 and December 15. Intelsat Jackson may redeem some or all of the Intelsat Jackson Guaranteed Notes at any time prior to June 15, 2011 at a price equal to 100% of the principal amount thereof plus the make-whole premium described in the respective notes. Thereafter, Intelsat Jackson may redeem some or all of the respective notes at the applicable redemption prices set forth in the respective notes. Intelsat Jackson may also redeem up to 35% of the outstanding Intelsat Jackson Guaranteed Notes, as applicable, before June 15, 2009, with the proceeds of certain equity offerings and capital contributions subject to limitations and at redemption prices set forth in the 2016 Intelsat Jackson Guaranteed Notes.

The Intelsat Jackson Guaranteed Notes are senior unsecured obligations of Intelsat Jackson and rank equally with Intelsat Jackson’s other senior unsecured indebtedness.

Intelsat Jackson Senior Unsecured Credit Agreement

Intelsat Jackson has a senior unsecured credit facility consisting of a senior unsecured term loan facility due 2014 with $195.2 million outstanding at December 31, 2008. As discussed above, pursuant to the Intelsat Bermuda Transfer, the Intelsat Jackson Senior Unsecured Credit Agreement was transferred to Intelsat Jackson, and Intelsat Bermuda executed a supplemental agreement pursuant to which it became a guarantor of the Intelsat Jackson Senior Unsecured Credit Agreement.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

Borrowings under the Intelsat Jackson Senior Unsecured Credit Agreement bear interest at either (i) LIBOR plus 250 basis points or (ii) the ABR, which is the rate for any day equal to the higher of (a) the Federal Funds Rate plus  1/2 of 1.00% and (b) the rate of interest in effect for such day as its prime rate, plus 150 basis points. At December 31, 2008, the interest rate on the Intelsat Jackson Unsecured Credit Agreement was 7.725%.

Borrowings under the Intelsat Jackson Senior Unsecured Credit Agreement are prepayable at any time without premium or penalty. With respect to a change in control or asset sales, the Intelsat Jackson Unsecured Credit Agreement contains substantially the same prepayment provisions as the 2016 Guaranteed Notes (as defined above).

Borrowings under the Intelsat Jackson Senior Unsecured Credit Agreement are guaranteed by Intelsat, Ltd., Intelsat Bermuda, Intelsat Sub Holdco and all of Intelsat Sub Holdco’s subsidiaries that guarantee the 2016 Guaranteed Notes.

New Intelsat Jackson Senior Unsecured Credit Agreement

On July 1, 2008, Intelsat Jackson entered into the New Intelsat Jackson Senior Unsecured Credit Agreement, consisting of a senior unsecured term loan facility due 2014 with $810.9 million outstanding at December 31, 2008.

Borrowings under the New Intelsat Jackson Senior Unsecured Credit Agreement bear interest at either (i) LIBOR plus 300 basis points or (ii) the ABR, which is the rate for any day equal to the higher of (a) the Federal Funds Rate plus 50 basis points or (b) the prime rate, plus 200 basis points. With respect to a change in control or asset sales, the New Intelsat Jackson Senior Unsecured Credit Agreement contains substantially the same prepayment provisions as the Intelsat Jackson Senior Unsecured Credit Agreement.

Borrowings under the New Intelsat Jackson Senior Unsecured Credit Agreement are guaranteed by Intelsat, Ltd., Intelsat Bermuda, Intelsat Sub Holdco and all of Intelsat Sub Holdco’s subsidiaries that guarantee the 2016 Guaranteed Notes.

Note Payable to Parent Company

On July 1, 2008, Intelsat Jackson entered into a loan agreement with Intelsat Holdings and received proceeds in the amount of $34.0 million. The proceeds were used to fund a portion of change of control offers and refinancing activities during the third quarter of 2008. Borrowings under the note payable bear an interest rate equal to the three-month LIBOR plus 725 basis points.

(d) Intermediate Holdco

Senior Discount Notes due 2015

Intermediate Holdco has $4.5 million in aggregate principal amount at maturity of 9 1/4% Senior Discount Notes due 2015 (the “2015 Discount Notes”) outstanding at December 31, 2008.

Until February 1, 2010, interest will accrue on the 2015 Discount Notes at the rate of 9 1/4% per annum in the form of an increase in the accreted value (representing amortization of original issue discount) between the date of original issuance and February 1, 2010. Cash interest is payable on the 2015 Discount Notes semi-annually on February 1 and August 1, beginning on August 1, 2010.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

The 2015 Discount Notes are senior unsecured obligations of Intermediate Holdco and Intelsat, Ltd. and rank equally with the other senior unsecured indebtedness of Intermediate Holdco and Intelsat, Ltd. Borrowings under the 2015 Discount Notes are guaranteed by Intelsat Bermuda and Intelsat Jackson.

New Senior Discount Notes due 2015

On June 27, 2008, Intermediate Holdco issued $481.0 million in aggregate principal amount at maturity of the New 2015 Senior Discount Notes, in a private placement.

Until February 1, 2010, interest will accrue on the New 2015 Senior Discount Notes at the rate of 9 1/2% per annum in the form of an increase in the accreted value (representing amortization of original issue discount) between the date of original issuance and February 1, 2010. Cash interest is payable on the New 2015 Discount Notes semi-annually on February 1 and August 1, beginning on August 1, 2010.

Intermediate Holdco may redeem some or all of the New 2015 Senior Discount Notes at any time prior to February 1, 2010 at a price equal to 100% of the accreted value of the New 2015 Senior Discount Notes plus the make-whole premium described in the New 2015 Senior Discount Notes. On and after February 1, 2010, Intermediate Holdco may redeem some or all of the New 2015 Senior Discount Notes at any time at the redemption prices set forth in the New 2015 Senior Discount Notes.

The New 2015 Senior Discount Notes are senior unsecured obligations of Intermediate Holdco and Intelsat, Ltd. and rank equally with the other senior unsecured indebtedness of Intermediate Holdco and Intelsat, Ltd. Borrowings under the New 2015 Senior Discount Notes are guaranteed by Intelsat Bermuda and Intelsat Jackson.

(e) Intelsat Sub Holdco

Senior Notes due 2013 and Senior Notes due 2015

Intelsat Sub Holdco has $0.4 million in aggregate principal amount of its 8 1/4% Senior Notes due 2013 and $0.4 million in aggregate principal amount of its 8 5/8% Senior Notes due 2015, (collectively, the “2005 Fixed Rate Notes”) outstanding at December 31, 2008.

Interest is payable on the 2005 Fixed Rate Notes semi-annually on January 15 and July 15.

The 2005 Fixed Rate Notes are senior unsecured obligations of Intelsat Sub Holdco and rank equally with Intelsat Sub Holdco’s other senior unsecured indebtedness. The 2005 Fixed Rate Notes are guaranteed by Intelsat Ltd., Intelsat Bermuda, Intelsat Jackson, Intermediate Holdco and certain subsidiaries of Intelsat Sub Holdco.

8 1/2% Senior Notes due 2013 and 8 7/8% Senior Notes due 2015

On June 27, 2008, Intelsat Sub Holdco issued $883.3 million of Senior Notes due 2013, bearing interest at 8 1/2% (guaranteed by certain subsidiaries), and $681.0 million of Senior Notes due 2015, bearing interest at 8 7/8% (guaranteed by certain subsidiaries).

Interest is payable on the New Sub Holdco Senior Notes semi-annually on January 15 and July 15. Intelsat Sub Holdco may redeem some or all of the 8 7/8 % Senior Notes due 2015 at any time prior to January 15, 2010, at a price equal to 100% of the principal amount thereof plus the make-whole premium described in the respective notes. Thereafter, Intelsat Sub Holdco may redeem some or all of the New Sub Holdco Senior Notes at a price equal to 100% of the principal amount thereof plus the make-whole premium described in the respective notes.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

The New Sub Holdco Senior Notes are senior unsecured obligations of Intelsat Sub Holdco and rank equally with Intelsat Sub Holdco’s other senior unsecured indebtedness. The New Sub Holdco Senior Notes are guaranteed by Intelsat Ltd., Intelsat Bermuda, Intelsat Jackson, Intermediate Holdco and certain subsidiaries of Intelsat Sub Holdco.

Senior Secured Credit Facilities

On January 25, 2008, Intelsat Sub Holdco entered into Amendment No. 2 to the Sub Holdco Credit Agreement, which became effective upon the consummation of the New Sponsors Acquisition and amended and modified the Sub Holdco Credit Agreement

The senior secured credit facilities as amended consist of:

•	a $344.8 million senior secured term loan facility with a seven-year maturity;

•	a $250.0 million senior secured revolving credit facility with a six-year maturity; and

•	a $50.0 million incremental revolving credit facility provision.

The revolving credit facility is available on a revolving basis and terminates on July 3, 2012. $200.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, $35.0 million of the revolving credit facility is available for swingline loans. Both the face amount of any outstanding letters of credit and any swingline loans will reduce availability under the revolving credit facility on a dollar for dollar basis.

Following an amendment on January 25, 2008, interest rates for the term loan portion of the Sub Holdco Credit Agreement range, at the option of Intelsat Sub Holdco, (i) from the LIBOR rate plus 1.75% to the LIBOR rate plus 2.00%, or (ii) the ABR, which is the rate for any day (rounded upwards, if necessary, to the next 1/16 of 1.00%) equal to the greater of (a) the prime rate in effect on such day or (b) the Federal Funds Rate in effect on such day plus 1/2 of 1.00%, as defined in the Sub Holdco Credit Agreement, plus 0.75%, to the ABR plus 1.00%, depending on certain financial measures. Interest rates for the revolving credit facility portion of the Sub Holdco Credit Agreement range, at the option of Intelsat Sub Holdco, (i) from LIBOR plus 2.00% to LIBOR plus 2.50% or (ii) the ABR plus 1.00% to the ABR plus 1.50%, depending on certain financial measures. The ABR and LIBOR, plus the applicable margins, are determined as specified in the Sub Holdco Credit Agreement, as amended.

Intelsat Sub Holdco is required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, at a rate per annum of 0.375%. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. Obligations under the Sub Holdco Credit Agreement are guaranteed by certain of Intelsat Sub Holdco’s subsidiaries, as well as by Intelsat Bermuda, Intelsat Jackson and Intermediate Holdco, and secured by a perfected first priority security interest to the extent legally permissible in substantially all of the tangible and intangible assets of the borrower and guarantors, with certain agreed exceptions.

No amounts were outstanding under the revolving credit facility as of December 31, 2008; however, $12.5 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was $237.5 million at such date. Under the terms of the credit agreements governing both Intelsat Sub Holdco’s senior secured credit facilities and Intelsat Corp’s amended and restated senior credit facilities, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat, Ltd., under a senior secured debt covenant included in the indenture governing Intelsat, Ltd.’s 7 5/ 8% Senior Notes due 2012 and the 6 1/2% Senior Notes due 2013. As a

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

result, under certain circumstances, Intelsat Sub Holdco may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Corp has certain amounts outstanding under its revolving credit facility, and Intelsat Corp may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving credit facility.

The credit agreements governing the senior secured credit facilities and the indentures governing the outstanding notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us. The senior secured credit facilities also include a financial covenant that requires the borrower not to exceed a maximum senior secured leverage ratio, as amended in January 28, 2008 to add a financial maintenance covenant requiring compliance with a Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Sub Holdco Credit Agreement) of less than or equal to 1.5 to 1.0. In addition, the senior secured credit facilities require that the borrower use a portion of the proceeds of certain asset sales, in excess of specified amounts, that are not reinvested in the business, to repay indebtedness under such facilities. The credit agreements governing the senior secured credit facilities and the indentures governing the outstanding notes also include covenants (subject to a number of qualifications) restricting, among other things, our ability and certain of our subsidiaries’ ability to pay dividends, or make redemptions, repurchases or distributions with respect to capital stock; make certain loans or investments; engage in mergers, acquisitions, asset sales and sale and lease-back transactions; and engage in transactions with affiliates.

(f) Intelsat Corp

Senior Secured Credit Facilities

On January 25, 2008, Intelsat Corp entered into Amendment No. 2 to the Intelsat Corp Amended and Restated Credit Agreement, which became effective upon the consummation of the New Sponsors Acquisition. On February 4, 2008, in connection with the New Sponsors Acquisition, Intelsat Corp also executed a Joinder Agreement by and among Intelsat Corp, the several lenders party thereto and certain other parties, to the Intelsat Corp Amended and Restated Credit Agreement pursuant to which it incurred an additional $150.0 million in aggregate principal amount of Tranche B-2 Term Loan.

Intelsat Corporation’s senior secured credit facilities consist of:

•	a $355.9 million senior secured Term Loan A-3 Facility with a six-year maturity;

•	a $1,785.1 million senior secured Term Loan B-2 Facility with a seven and one half-year maturity;

•	a $175.0 million senior secured revolving credit facility with a six-year maturity; and

•	a $75.0 million incremental revolving credit facility provision.

The revolving credit facility is available on a revolving basis and terminates on July 3, 2012. $150.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, a portion of the revolving credit facility is available for swingline loans. Both the face amount of any outstanding letters of credit and any swingline loans will reduce availability under the revolving credit facility on a dollar for dollar basis. Following the amendment on January 25, 2008, interest rates for the term loan portion of the Intelsat Corp Amended and Restated Credit Agreement range, at the option of Intelsat Corp, (i) from LIBOR plus 1.75% to LIBOR plus 2.50% or (ii) the ABR plus 0.75% to the ABR plus 1.50%, depending on certain financial measures. Interest rates for the revolving credit facility portion of the Intelsat Corp Amended and Restated Credit Agreement range, at the option of Intelsat Corp, (i) from LIBOR plus 2.50% to LIBOR plus 2.875% or (ii) the ABR plus 1.50% to the ABR plus 1.875%, depending on certain financial measures. The ABR and LIBOR, plus the applicable margins,

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

are determined as specified in the Intelsat Corp Amended and Restated Credit Agreement, as amended. At December 31, 2008, the interest rates for both the Term Loan A-3 facility and the Term Loan B-2 facility were 7.225%.

Intelsat Corp is required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, at a rate per annum of 0.375%. Certain of the collateral pledged to secure Intelsat Corp’s obligations under its senior secured credit facilities is shared with the holders of Intelsat Corp’s $125.0 million 6 7/8% Senior Secured Debentures due 2028.

No amounts were outstanding under the revolving credit facility as of December 31, 2008; however, $2.1 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was $172.9 million at December 31, 2008. Under the terms of the credit agreements governing both Intelsat Sub Holdco’s senior secured credit facilities and Intelsat Corp’s amended and restated senior credit facilities, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat Ltd., under a senior secured debt covenant included in the indenture governing Intelsat Ltd.’s outstanding senior notes. As a result, under certain circumstances, Intelsat Corp may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving credit facility.

The credit agreements governing the senior secured credit facilities and the indentures governing the outstanding notes contain a number of restrictive covenants that impose significant operating and financial restrictions on the Company. The senior secured credit facilities also include a financial covenant that requires the borrower not to exceed a maximum senior secured leverage ratio as amended a financial maintenance covenant requiring compliance with a Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Intelsat Corp Amended and Restated Credit Agreement) of less than or equal to 4.5 to 1.0. In addition, the senior secured credit facilities require that the borrower use a portion of the proceeds of certain asset sales, in excess of specified amounts, that are not reinvested in the business, to repay indebtedness under such facilities. The credit agreements governing the senior secured credit facilities and the indentures governing the outstanding notes also include covenants (subject to a number of qualifications) restricting, among other things, our ability and certain of our subsidiaries’ ability to pay dividends, or make redemptions, repurchases or distributions with respect to capital stock; make certain loans or investments; engage in mergers, acquisitions, asset sales and sale and lease-back transactions; and engage in transactions with affiliates.

9% Senior Notes due 2014 and 9 1/4% Senior Notes due 2014

Intelsat Corp had $1.0 million in aggregate principal amount of its 9% Senior Notes due 2014 (the “Intelsat Corp 2014 Senior Notes”) and $658.1 million in aggregate principal amount of its 9 1/4% Senior Notes due 2014, (the “New Intelsat Corp 2014 Senior Notes”) outstanding at December 31, 2008.

Interest on these notes is payable semi-annually on February 15 and August 15 of each year. Prior to August 15, 2009, Intelsat Corp has the option to redeem all or a portion of the Intelsat Corp 2014 Senior Notes at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Intelsat Corp may also redeem these notes as well as the New Intelsat Corp 2014 Notes on or after August 15, 2009 at par plus accrued interest plus a premium equal to 4 1/2%, which premium shall decline ratably on each yearly anniversary of the date of issuance to zero on the date that is two years prior to the maturity date of these notes. If Intelsat Corp makes certain asset sales, Intelsat Corp may be required to offer to repurchase some or all of these notes at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest and Special Interest (as defined in the Intelsat Corp 2014 Senior Notes), if any.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

Both the Intelsat Corp 2014 Senior Notes and the New Intelsat Corp 2014 Senior Notes are senior unsecured obligations of Intelsat Corp and rank equally with Intelsat Corp’s other senior unsecured indebtedness.

9 1/4% Senior Notes due 2016

Intelsat Corp had $580.7 million of its 9 1/4% Senior Notes due 2016, (the “Intelsat Corp 2016 Senior Notes”) outstanding at December 31, 2008.

Interest on these notes is payable semi-annually on June 15 and December 15 of each year. Intelsat Corp may has the option to redeem all or a portion of these notes on or after June 15, 2011 at par plus accrued interest plus a premium equal to 4 1/2%, which premium shall decline ratably on each yearly anniversary of the date of issuance to zero on the date that is two years prior to the maturity date of these notes. If Intelsat Corp makes certain asset sales, it may be required to offer to repurchase some or all of these notes at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest, if any.

The Intelsat Corp 2016 Senior Notes are senior unsecured obligations of Intelsat Corp and rank equally with Intelsat Corp’s other senior unsecured indebtedness.

6 7/8% Senior Secured Debentures due 2028

The 6 7/8% Senior Secured Debentures due 2028, (the “Intelsat Corp Senior Debentures”) were issued pursuant to an indenture, dated January 16, 1998. The Intelsat Corp Senior Debentures are limited to $125.0 million aggregate principal amount, all of which is presently outstanding. The indenture governing these securities contains limitations on Intelsat Corp’s ability to incur liens and enter into sale and lease-back transactions. These debentures are secured equally and ratably with respect to certain pledged collateral under Intelsat Corp’s senior secured credit facilities.

Note 11    Derivative Instruments and Hedging Activities

Interest Rate Swaps

We are subject to interest rate risk primarily associated with our variable rate borrowings. Interest rate risk is the risk that changes in interest rates could adversely affect earnings and cash flows. Specific interest rate risk includes: the risk of increasing interest rates on short-term debt; the risk of increasing interest rates for planned new fixed long-term financings; and the risk of increasing interest rates for planned refinancing using long-term fixed rate debt. In order to mitigate this risk, we have entered into interest rate swap agreements to reduce the impact of interest rate movements on future interest expense by converting substantially all of our floating-rate debt to a fixed rate.

As of December 31, 2008, we held interest rate swaps with an aggregate notional amount of $3.0 billion with maturities ranging from 2010 to 2013. These swaps were entered into as described below to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities, but have not been designated as hedges for accounting purposes. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest that is subject to scheduled rate increases.

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

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

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

All of these interest rate swaps were undesignated as of December 31, 2008. The swaps have been marked-to-market with any change in fair value recorded within loss on undesignated interest rate swaps in our consolidated statements of operations.

As of December 31, 2007 and 2008, $14.2 million and $159.1 million was included in other long-term liabilities within our consolidated balance sheets related to the interest rate swaps. On the interest rate reset date of December 15, 2008, the interest rate which the counterparties utilized to compute interest due to us was determined to be 1.99625%.

Note 12    Income Taxes

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Predecessor Entity			Successor Entity
	Year Ended December 31, 2006	Year Ended December 31, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008
Current	$44,249	$52,916	$23,159	$41,026
Deferred	(25,399)	(37,959)	(33,635)	(150,587)

Total provision for (benefit from) income taxes	$18,850	$14,957	$(10,476)	$(109,561)

Because Bermuda does not currently impose an income tax, our statutory tax rate is zero. The difference between tax expense (benefit) reported in the consolidated statements of operations and tax computed at statutory rates is attributable to the provision for foreign taxes, which were principally in the United States and United Kingdom, as well as withholding taxes on revenue earned in many of our foreign markets.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

The components of the net deferred tax liability were as follows (in thousands):

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of December 31, 2008
Deferred tax assets:
Accruals and advances	$50,208	$5,642
Performance incentives	42,635	44,707
Sales-type leases	30,532	26,119
Customer deposits	35,387	44,056
Debt issuance costs	21,798	13,624
Bad debt reserve	9,040	5,945
Accrued retirement benefits	27,813	94,811
Interest rate swaps	1,096	32,930
Net operating loss carryforward	124,121	17,814
Alternative minimum tax credit carryforward	17,951	18,079
Other	10,739	10,841

Total deferred tax assets	371,320	314,568

Deferred tax liabilities:
Satellites and other property and equipment	(220,362)	(269,258)
Amortizable intangible assets	(96,381)	(203,587)
Non-amortizable intangible assets	(402,913)	(283,992)
Launch options	(1,259)	(23,817)
Other	(9,331)	(10,114)

Total deferred tax liabilities	(730,246)	(790,768)

Valuation allowance	(707)	(850)

Total net deferred tax liabilities	$(359,633)	$(477,050)

As of December 31, 2007, we had income taxes payable, excluding tax contingencies, of $1.0 million. As of December 31, 2007 and 2008, we provided $0.7 million and $0.9 million of valuation allowances against the deferred tax assets of certain subsidiaries. Other than this valuation allowance, we believe it is more likely than not that we will fully utilize our deferred tax assets against reversing future taxable temporary differences and against the future taxable income earned by our subsidiaries in taxable jurisdictions. We have significant operations in taxable jurisdictions, principally the U.S. and U.K. Certain of the operations of these subsidiaries are controlled by various intercompany agreements which provide these subsidiaries with predictable operating profits. Other subsidiaries, principally those included in the Intelsat Corp group of companies, are subject to the risks of our overall business conditions which make their earnings less predictable. As of December 31, 2007 and 2008, the consolidated balance sheet includes a deferred tax asset in the amount of $124.1 million and $17.8 million, respectively, attributable to the future benefit from the utilization of certain net operating loss carryforwards and $18.0 million and $18.1 million of deferred tax assets, respectively, attributable to the future benefit from the utilization of alternative minimum tax credit carryforwards. As of December 31, 2008, we had tax effected U.S. federal, state and foreign tax net operating loss carryforwards of $16.3 million expiring between 2015 to 2028 and tax effected net operating loss carryforwards of $1.5 million having no expiration. Our alternative minimum tax credit carryforward was $18.1 million, which may be carried forward indefinitely.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

During the second quarter of 2008, we revised our estimate of the benefit we may claim for our 2005 tax year under the extraterritorial income tax exclusion. The change in management’s estimate resulted in an additional tax return benefit of approximately $16.2 million, the effect of which was recorded as a reduction to goodwill.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Predecessor Entity	Successor Entity
	2007	2008
Balance at January 1	$83,045	$62,537
Increases related to current year tax positions	2,954	16,823
Increases related to prior year tax positions	13,004	20,005
Expiration of statute of limitations for the assessment of taxes	—	(7,518)
Decreases relate to prior year tax positions	(31,514)	(4,544)
Decreases related to the settlement of tax positions	(4,952)	(495)

Balance at December 31	$62,537	$86,808

As of December 31, 2007 and 2008, we had recorded reserves for interest and penalties of $6.0 million and $6.6 million, respectively. We continue to recognize interest and, to the extent applicable, penalties with respect to the unrecognized tax benefits as income tax expense.

It is reasonably possible that an audit related to our U.K. operations will be completed within the next twelve months which could result in a decrease in the balance of unrecognized tax benefits. In addition, we believe it is reasonably possible that we will recognize a decrease in unrecognized tax benefits related to the expiration of certain statutes of limitations. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows.

We operate in various taxable jurisdictions throughout the world and our tax returns are subject to audit and review from time to time. We consider the United Kingdom and United States to be our significant tax jurisdictions. Our U.S. and U.K. subsidiaries are subject to federal, state and local income tax examination for periods after July 18, 2001.

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

During the third quarter of 2008, the U.S. Internal Revenue Service began its audit of Intelsat Corp for the years ended December 31, 2005 and 2006. At this point in time, it is too early to anticipate both the length of the audit and the probability of any adjustments.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

Tax Contingency

Prior to August 20, 2004, our subsidiary, Intelsat Corp, joined with The DIRECTV Group and General Motors Corporation in filing a consolidated U.S. federal income tax return. In April 2004, Intelsat Corp entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among Intelsat Corp and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify Intelsat Corp for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from Intelsat Corp regarding any liability for the federal or consolidated state or local income taxes of General Motors Corporation and The DIRECTV Group, except those income taxes Intelsat Corp is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corp for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of the PanAmSat recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, Intelsat Corp’s tax exposure after indemnification related to these periods is capped at $15.0 million, of which $4.0 million has been paid to date. The tax separation agreement with The DIRECTV Group is effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates. As of December 31, 2007 and 2008, we recorded tax indemnification receivables of $6.8 million and $5.9 million, respectively.

In December 2007, we received a notice of assessment from the income tax officer, New Delhi, for the tax year ended March 31, 2005 (assessment year 2005/2006). The assessment was for approximately $0.5 million. We paid the assessment on January 8, 2008. We and The DIRECTV Group agreed that the indemnity receivable associated with this assessment is $0.2 million.

On October 25, 2007, Intelsat Corp was notified by The DIRECTV Group that the Internal Revenue Service had begun a federal income tax return audit for the period beginning December 23, 2003 and ending December 31, 2005. As mentioned above, under the terms of Intelsat Corp’s tax separation agreement with The DIRECTV Group, certain federal income taxes are fully indemnified by The DIRECTV Group for periods through August 20, 2004.

Note 13    Restructuring and Transaction Costs

Our restructuring and transaction costs include our historical facilities restructuring plans and management-approved restructuring plans to consolidate and integrate the management and operations of Intelsat and PanAmSat Holdco subsequent to consummation of the PanAmSat Acquisition Transactions as well as transaction-related expenses incurred in connection with the New Sponsors Acquisition (See Note 3(a)—Acquisitions—New Sponsors Acquisition).

(a) Facilities Restructuring Plans

The facilities restructuring plan approved subsequent to the consummation of the PanAmSat Acquisition Transactions included the closure of PanAmSat Holdco’s former corporate headquarters in Wilton, Connecticut, as well as two other locations in the United States. These costs relate primarily to payments due on existing lease obligations that are expected to be incurred and paid through 2011. PanAmSat Holdco also had recorded liabilities in connection with its 2002 approval of a plan to restructure several of its United States locations and close certain facilities, some of which are currently being leased through 2011. Additionally, in an effort to further streamline operations, during 2004, PanAmSat Holdco consolidated its Manhattan Beach, El Segundo and Long Beach, California facilities. The facilities restructuring liability was $6.4 million and $5.5 million as of December 31, 2007 and 2008, respectively, the current portion of which is included in accounts payable and

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

accrued liabilities, with the remainder in other long-term liabilities in our consolidated balance sheets. During the quarter ended June 30, 2008, we revised the fair value of the recorded liability by $0.6 million as a result of additional information primarily related to our Wilton, Connecticut office, which was closed during 2007. In addition, during the quarter ended December 31, 2008, we recognized additional restructuring costs of $1.9 million due to the loss of a sub-lease tenant at our Wilton, Connecticut office. We expect to pay $2.2 million within the next 12 months in connection with the facilities restructuring plan.

(b) Workforce Restructuring Plan

As part of the consolidation and integration associated with the PanAmSat Acquisition Transactions, we approved a workforce restructuring plan. This plan provided for the relocation and/or severance of employees due to planned facility closures. This workforce reduction covered approximately 400 employees. Approximately $26.4 million and $9.3 million of operating expenses were recorded in the consolidated statements of operations in relation to these plans during the years ended December 31, 2006 and 2007, respectively. There were no operating expenses recorded in relation to this plan for the predecessor period January 1, 2008 to January 31, 2008 or the successor period February 1, 2008 to December 31, 2008. These costs included employee compensation, benefits, outplacement services, legal services and relocation. A workforce restructuring liability of $6.7 million and $0.4 million as of December 31, 2007 and 2008, respectively, was included in employee related liabilities in our consolidated balance sheets and the remaining liability at December 31, 2008 is expected to be paid in 2009.

The following table summarizes the recorded accruals, which are included in accounts payable and accrued liabilities, employee related liabilities, and other long-term liabilities in the accompanying consolidated balance sheets, and activity related to the facilities restructuring and workforce restructuring (in millions):

	Facilities Restructuring Plan	Workforce Restructuring Plan	Total
Predecessor entity
Balance at December 31, 2005	$—	$—	$—
Restructuring charges	0.1	26.4	26.5
Assumed liabilities	9.4	19.6	29.0
Net cash payments	(0.7)	(17.9)	(18.6)
Other adjustments	—	(9.4)	(9.4)

Balance at December 31, 2006	8.8	18.7	27.5
Restructuring charges	—	9.3	9.3
Net cash payments	(2.9)	(21.3)	(24.2)
Other adjustments	0.5	—	0.5

Balance at December 31, 2007	6.4	6.7	13.1
Net cash payments	(0.1)	(3.1)	(3.2)

Balance at January 31, 2008	6.3	3.6	9.9

Fair value adjustments	$(0.6)	$—	$(0.6)

Successor entity
Balance at February 1, 2008	$5.7	$3.6	$9.3
Restructuring charges	1.9	—	1.9
Net cash payments	(2.1)	(3.2)	(5.3)

Balance at December 31, 2008	$5.5	$0.4	$5.9

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

No additional charges related to the facilities restructuring plan or the workforce restructuring plan are expected to be incurred.

Note 14    Contractual Commitments

In the further development and operation of our commercial global communications satellite system, significant additional expenditures are anticipated. In connection with these and other expenditures, we have assumed a significant amount of long-term debt, as described in Note 10—Long-Term Debt. In addition to these debt and related interest obligations, we have expenditures represented by other contractual commitments. The additional expenditures as of December 31, 2008 and the expected year of payment are as follows:

	Satellite Construction and Launch Obligations(1)	Satellite Performance Incentive Obligations	Horizons Contribution Obligations(2)	Capital Leases	Operating Leases		Customer and Vendor Contracts	Total
2009	$361,176	$38,526	$14,886	$1,925	$4,647		$97,397	$518,557
2010	126,053	25,728	14,567	196	4,226		28,609	199,379
2011	43,791	21,871	14,181	—	4,432		17,027	101,302
2012	4,236	21,530	13,740	—	125		13,494	53,125
2013	4,236	20,499	13,236	—	(1,157	)(3)	11,420	48,234
2014 and thereafter	42,076	89,687	12,665	—	116,852		566	261,846

Total contractual commitments	$581,568	$217,841	$83,275	$2,121	$129,125		$168,513	$1,182,443

(1)	Amounts include estimated payments to be made on performance incentive obligations related to our IS-14 and IS-17 satellites which are currently under construction.
(2)	See Note 8—Investments.
(3)	In 2013, the total of our rental income on our owned Washington, D.C. building (see (c) Operating Leases) and our sublease income on leased facilities will exceed our operating lease commitments.

(a) Satellite Construction and Launch Obligations

As of December 31, 2008, we had approximately $581.6 million of expenditures remaining under our existing satellite construction and launch contracts. In the first quarter of 2009, we entered into an additional $75 million satellite launch contract. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of December 31, 2008, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

The satellite construction contracts typically require that we make progress payments during the period of the satellite’s construction. The satellite construction contracts contain provisions that allow us to terminate the contracts with or without cause. If terminated without cause, we would forfeit the progress payments and be subject to termination payments that escalate with the passage of time. If terminated for cause, we would be entitled to recover any payments we made under the contracts and certain liquidated damages as specified in the contracts.

(b) Satellite Performance Incentive Obligations

Satellite construction contracts also typically require that we make orbital incentive payments (plus interest as defined in each agreement with the satellite manufacturer) over the orbital life of the satellite. The incentive

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

obligations may be subject to reduction or refund if the satellite fails to meet specific technical operating standards. As of December 31, 2007 and 2008, we had $149.3 million and $155.2 million, respectively, recorded in relation to satellite performance incentive obligations, excluding future interest payments but including performance payments which were part of the aggregate purchase price of our IS-12 satellite, which PanAmSat acquired in 2005.

(c) Operating Leases

We have commitments for operating leases primarily relating to equipment and office facilities. These leases contain escalation provisions for increases. As of December 31, 2008, the total obligation related to operating leases, net of $23.3 million aggregate sublease income on leased facilities and rental income, was $129.1 million. We lease space in our Washington, D.C. building, which we own, to various tenants. As of December 31, 2008, the minimum rental income anticipated with respect to this building is $16.3 million, of which $13.9 million is expected to be received during the next five years. Rental income and sublease income are included in other income (expense), net in the accompanying consolidated statements of operations.

Total rent expense for the years ended December 31, 2006 and 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to December 31, 2008 was $8.7 million, $8.5 million, $0.6 million and $8.2 million, respectively.

(d) Customer and Vendor Contracts

We have contracts with certain customers which require us to provide equipment, services and other support during the term of the related contracts. We also have long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of December 31, 2008, we had commitments under these customer and vendor contracts which totaled approximately $168.5 million related to the provision of equipment, services and other support.

Note 15    Contingencies

(a) Insurance

As of December 31, 2008, the majority of our satellites were uninsured. Of the insured satellites, one was covered by an insurance policy with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure (“Significant Exclusion Policies”). The Significant Exclusion Policies reduce the probability of an insurance recovery in the event of a loss on this satellite. Galaxy 13/Horizons-1, which was placed in service in January 2004 and is insured by a policy with an exclusion for XIPS related anomalies, continues to have XIPS available as its primary propulsion system. It also has a bi-propellent fuel system currently in use, with sufficient bi-propellant fuel to maintain station-kept orbit until approximately 2016.

An uninsured failure of one or more satellites could have a material adverse effect on our financial condition and results of operations. In addition, higher premiums on insurance policies would increase our costs, thereby reducing income from operations by the amount of such increased premiums.

(b) Litigation and Claims

We are subject to litigation in the ordinary course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

(c) MFC and LCO Protections

Most of the customer service commitments entered into prior to our privatization were transferred to us pursuant to novation agreements. Certain of these agreements contain provisions, including provisions for most favored customer (“MFC”) and lifeline connectivity obligation (“LCO”) protections, which constrain our ability to price services in some circumstances. MFC protection expired on July 18, 2006. Our LCO contracts require us to provide customers with the right to renew their service commitments covered by LCO contracts at prices no higher than the prices charged for those services on the privatization date. Under some circumstances, we may also be required by an LCO contract to reduce the price for a service commitment covered by the contract. LCO protection may continue until July 18, 2013. As of December 31, 2008, we had approximately $170.7 million of backlog covered by LCO contracts and to date have not been required to reduce prices for our LCO-protected service commitments. There can be no assurance that we will not be required to reduce prices in the future under our LCO commitments.

(d) Launch Termination Fees

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

(e) Other

Boeing Satellite Systems, Inc. has security interests in certain transponders on the IS-2, IS-3R, IS-4 and IS-5 satellites to secure incentive payments owed by us pursuant to satellite construction contracts.

Note 16    Business and Geographic Segment Information

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

The geographic distribution of our revenue was as follows:

	Predecessor Entity			Successor Entity
	Year Ended December 31, 2006	Year Ended December 31, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008
North America	46%	48%	48%	46%
Europe	18%	15%	16%	17%
Africa and Middle East	18%	17%	18%	17%
Latin America and Caribbean	10%	12%	11%	12%
Asia Pacific	8%	8%	7%	8%

Approximately 5%, 6%, 7% and 5% of our revenue was derived from our largest customer during the predecessor periods ended December 31, 2006 and 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to December 31, 2008, respectively. The ten largest customers

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

accounted for approximately 22%, 23%, 23% and 20% of our revenue for the years ended December 31, 2006 and 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to December 31, 2008, respectively.

Our revenues were derived from the following services:

	Predecessor Entity						Successor Entity
	Year Ended December 31, 2006		Year Ended December 31, 2007		Period January 1, 2008 to January 31, 2008		Period February 1, 2008 to December 31, 2008
	(in thousands, except percentages)
Transponder services	$1,210,589	73%	$1,654,321	76%	$146,344	77%	$1,648,899	76%
Managed services	173,377	10%	264,038	12%	23,847	12%	278,725	13%
Channel	204,140	12%	163,488	7%	12,525	7%	132,168	6%
Mobile satellite services and other	74,560	5%	101,232	5%	7,545	4%	114,848	5%

Total	$1,662,666	100%	$2,183,079	100%	$190,261	100%	$2,174,640	100%

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

(b) Monitoring Fee Agreements and Transaction Fees

In connection with the closing of the New Sponsors Acquisition on February 4, 2008, Intelsat Bermuda, our wholly-owned subsidiary, entered into the 2008 MFA with the 2008 MFA parties pursuant to which the 2008 MFA parties provide certain monitoring, advisory and consulting services to Intelsat Bermuda (see Note 3(a)—Acquisitions—New Sponsors Acquisition). Pursuant to the 2008 MFA, Intelsat Bermuda is obligated to pay an annual fee equal to the greater of (i) $6.25 million and (ii) 1.25% of Adjusted EBITDA as defined in the Senior Bridge Loan Credit Agreement, and to reimburse the 2008 MFA parties for their out-of-pocket expenses. Intelsat Bermuda agreed to indemnify the 2008 MFA parties and their directors, officers, employees, agents and representatives for losses relating to the services contemplated by the 2008 MFA and the engagement of the 2008 MFA parties pursuant to, and the performance by them of the services contemplated by, the 2008 MFA. We recorded expense for services associated with the 2008 MFA of $8.5 million during the successor period February 1, 2008 to December 31, 2008.

As payment for certain structuring and advisory services rendered, Intelsat Bermuda also paid an aggregate transaction and advisory fee of $60.0 million to the 2008 MFA parties upon the closing of the New Sponsors Acquisition Transactions.

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

In connection with the closing of the PanAmSat Acquisition Transactions, Intelsat Bermuda entered into a monitoring fee agreement (the “2006 MFA”) with the Former Sponsors, or affiliates of, or entities advised by, designated by or associated with, the Former Sponsors, as the case may be (collectively, the “2006 MFA parties”), pursuant to which the 2006 MFA parties provided certain monitoring, advisory and consulting services with respect to Intelsat Bermuda, PanAmSat Holdco and their respective subsidiaries. In connection with the consummation of the New Sponsors Acquisition, this agreement was terminated. Pursuant to the 2006 MFA, an annual fee equal to the greater of $6.25 million and 1.25% of Intelsat Corp Adjusted EBITDA (as defined in the indenture governing the 9% Senior Notes due 2016 of Intelsat Corp) was to be paid, and Intelsat Bermuda reimbursed the 2006 MFA parties for their out-of-pocket expenses. Intelsat Bermuda agreed to indemnify the 2006 MFA parties and their directors, officers, employees, agents and representatives for losses relating to the services contemplated by the 2006 MFA and the engagement of the 2006 MFA parties pursuant to, and the performance by them of the services contemplated by, the 2006 MFA. We recorded expense for services associated with the 2006 MFA of $6.3 million during the year ended December 31, 2006, $11.2 million during the year ended December 31, 2007 and $0.7 million during the predecessor period January 1, 2008 to January 31, 2008.

As payment for certain structuring and advisory services rendered, Intelsat Bermuda also paid an aggregate transaction and advisory fee of $40.0 million to the 2006 MFA parties upon the closing of the PanAmSat Acquisition Transactions.

In connection with the closing of the 2005 Acquisition Transactions, Intelsat Bermuda entered into a monitoring fee agreement (the “2005 MFA”) with Intelsat Holdings and the Former Sponsors, or affiliates of, or entities advised by, designated by or associated with, the Former Sponsors, as the case may be (collectively, the “2005 MFA parties”), pursuant to which the 2005 MFA parties provided certain monitoring, advisory and consulting services to Intelsat. In connection with the consummation of the New Sponsors Acquisition, this agreement was terminated. Pursuant to the 2005 MFA, Intelsat Sub Holdco was obligated to pay an annual fee equal to the greater of $6.25 million and 1.25% of adjusted EBITDA as defined in the indenture governing Intelsat Sub Holdco’s 8 1/4% Senior Notes due 2013 and Intelsat Sub Holdco’s 8 5/8% Senior Notes due 2015, and to reimburse the 2005 MFA parties for their out-of-pocket expenses. Intelsat Bermuda agreed to indemnify the 2005 MFA parties and their directors, officers, employees, agents and representatives for losses relating to the services contemplated by the 2005 MFA and the engagement of the 2005 MFA parties pursuant to, and the performance by them of the services contemplated by, the 2005 MFA. We recorded expense for services associated with the 2005 MFA of $11.4 million during the year ended December 31, 2006, $12.6 million during the year ended December 31, 2007 and $1.0 million during the predecessor period January 1, 2008 to January 31, 2008.

(c) Ownership by Management

In connection with and after the closing of the PanAmSat Acquisition Transactions, Intelsat Holdings entered into SCAs under its existing 2005 Share Plan with certain directors, officers and key employees of Intelsat Holdings and its subsidiaries. In the aggregate, these arrangements outstanding as of January 31, 2008 provided for the issuance of approximately 4% of the outstanding voting equity of Intelsat Holdings. In addition, upon consummation of the New Sponsors Acquisition on February 4, 2008, all outstanding restricted performance shares under the 2005 Share Plan vested. Vesting in SCAs issued under the 2005 Share Plan doubled at consummation of the New Sponsors Acquisition if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price of each share covered. Vested restricted shares (including time and performance vesting shares) were purchased at approximately $400 per share (the per share price specified in the BC Share Purchase Agreement). In connection with the vesting and modification of these awards upon the consummation of the acquisition, we recorded compensation expense of $197.2 million in January 2008 (see Note 3(a)—Acquisitions—New Sponsors Acquisition).

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

Certain directors, officers and key employees of Intelsat Global and its subsidiaries hold restricted shares and SCAs of Intelsat Global. In the aggregate, these shares and arrangements outstanding as of December 31, 2008 provided for the issuance of approximately 3.1% of the voting equity of Intelsat Global on a fully diluted basis.

(d) Sponsor and Executive Investments

Apollo Management V, L.P., one of the Former Sponsors, is the indirect controlling stockholder of Hughes Communications, Inc. and Hughes Network Systems, LLC (“HNS”). HNS is one of our largest network services customers. We recorded $76.3 million, $119.2 million and $9.5 million of revenue during the years ended December 31, 2006 and 2007 and the predecessor period January 1, 2008 to January 31, 2008, respectively, for satellite capacity and other services provided to HNS. The receivable outstanding from HNS as of December 31, 2007 was $12.5 million. Two members of the board of directors prior to the New Sponsors Acquisition, Messrs. Africk and Stone, served on the board of directors of Hughes Communications, Inc. and the board of managers of HNS.

During the second quarter of 2008, affiliates or associates of funds and investment vehicles advised or controlled by one of the New Sponsors, Silver Lake, purchased $90.9 million of the recently issued 2017 Bermuda Senior Notes and affiliates or associates of funds and investment vehicles advised or controlled by another of the New Sponsors, BC Partners, also purchased $90.9 million of the 2017 Bermuda Senior Notes.

During the third quarter of 2008, an entity associated with funds and investment vehicles advised or controlled by Silver Lake purchased a further $100.0 million of the 2017 Bermuda Senior Notes and $650.0 million of the 2017 Bermuda PIK Notes. Mr. Svider, Chairman of our board of directors, Mr. McGlade, our Chief Executive Officer and Deputy Chairman of our board of directors, and a trust of which Mr. Spector, our Executive Vice President, Business Development, and General Counsel, is the beneficiary, invested $3.8 million, $2.5 million and $0.6 million, respectively, as limited partners in the entity through which the notes were purchased.

(e) Horizons

We have a 50% ownership interest in Horizons-1 and Horizons-2 as a result of a joint venture with JSAT (see Note 8—Investments).

(f) New Dawn

We have a 74.9% ownership interest in New Dawn as a result of a project and shareholders’ agreement with Convergence Partners (see Note 8—Investments).

(g) Receivable from Parent

We had a receivable from Intelsat Holdings as of December 31, 2007 and 2008 of $7.1 million and $2.2 million, respectively (see Note 6—Receivables).

(h) Note Payable to Parent

On July 1, 2008, Intelsat Jackson executed a promissory note in favor of Intelsat Holdings and received proceeds of $34.0 million (see Note 10—Long-Term Debt).

Intelsat, Ltd.

Notes to Consolidated Financial Statements—(Continued)

Note 18    Quarterly Results of Operations (unaudited)

	Quarter Ended
	March 31	June 30	Septmeber 30	December 31
	(in thousands)
2007
Revenue	$518,237	$543,222	$546,090	$575,530
Income from operations	174,796	214,565	205,120	221,474
Net loss	(115,072)	(31,674)	(42,569)	(2,574)

	Predecessor Entity	Successor Entity
	Period January 1 to January 31	Period February 1 to March 31	Quarter ended June 30	Quarter ended September 30	Quarter ended December 31
	(in thousands)
2008
Revenue	$190,261	$382,417	$584,921	$598,512	$608,789
Income (loss) from operations	(242,597)	122,847	269,999	200,394	(282,362)
Net loss	(311,861)	(100,827)	(81,961)	(179,291)	(524,228)

Our quarterly revenue and operating income are generally not impacted by seasonality since customer contracts for satellite utilization are generally long-term. The quarterly results for the predecessor period January 1, 2008 to January 31, 2008 reflects the restructuring and transaction costs impact of $313.1 million directly related to the New Sponsors Acquisition Transactions. The quarter ended June 30, 2008 includes a one-time impairment charge of $63.6 million related to the Galaxy 26 satellite anomaly. The quarter ended December 31, 2008 includes $326.8 million related to the write down of our orbital slots to fair value.

Note 19    Supplemental Consolidating Financial Information

In connection with the acquisition of Intelsat, Ltd. by Intelsat Holdings in January 2005, and related amalgamations, Intelsat Sub Holdco issued $2.6 billion aggregate principal amount of debt (the “2005 Acquisition Finance Notes”), the majority of which was tendered and repurchased in change of control offers in June 2008 (see Note 10—Long-Term Debt). The 2005 Acquisition Finance Notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat, Ltd., Intelsat Bermuda, Intelsat Jackson, Intermediate Holdco and certain wholly-owned subsidiaries of Intelsat Sub Holdco (the “Subsidiary Guarantors”).

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

Intelsat, Ltd and Subsidiaries

Condensed Consolidating Balance Sheet

As of December 31, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,286	$181,650	$20,166	$50	$149,003	$74,815	$113,056	$(74,815)	$470,211
Receivables, net of allowance	2,108	—	—	—	192,916	192,909	107,910	(192,909)	302,934
Deferred income taxes	—	—	—	—	2,411	2,411	46,212	(2,411)	48,623
Prepaid expenses and other current assets	1,027	—	—	91	21,050	20,976	38,618	(24,879)	56,883
Intercompany receivables	—	—	—	—	686,360	—	308,541	(994,901)	—

Total current assets	9,421	181,650	20,166	141	1,051,740	291,111	614,337	(1,289,915)	878,651

Satellites and other property and equipment, net	—	—	—	—	2,844,927	2,843,653	2,494,744	(2,843,653)	5,339,671
Goodwill	—	—	—	—	3,434,165	—	3,340,169	—	6,774,334
Non-amortizable intangible assets	—	—	—	—	2,160,130	—	797,070	—	2,957,200
Amortizable intangible assets, net	—	—	—	—	579,650	—	544,625	—	1,124,275
Investment in affiliate	1,994,848	7,126,074	10,640,176	7,750,641	(40,782)	(54,207)	95,937	(27,416,750)	95,937
Other assets	—	144,388	20,434	5,043	113,216	87,442	204,183	(87,442)	487,264

Total assets	$2,004,269	$7,452,112	$10,680,776	$7,755,825	$10,143,046	$3,167,999	$8,091,065	$(31,637,760)	$17,657,332

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,913	$29	$—	$—	$58,047	$57,832	$114,408	$(61,735)	$174,494
Accrued interest payable	17,242	225,879	29,175	—	73,723	5,582	64,063	(5,582)	410,082
Current portion of long-term debt	—	—	—	—	9,939	6,492	89,419	(6,492)	99,358
Deferred satellite performance incentives	—	—	—	—	8,740	8,740	17,507	(8,740)	26,247
Other current liabilities	—	—	530	—	69,088	68,911	65,414	(68,911)	135,032
Intercompany payables	511,535	92,559	339,820	50,987	—	1,065,317	—	(2,060,218)	—

Total current liabilities	534,690	318,467	369,525	50,987	219,537	1,212,874	350,811	(2,211,678)	845,213
Long-term debt, net of current portion	965,232	5,063,815	3,135,975	439,197	1,904,596	5,000	3,265,160	(5,000)	14,773,975
Deferred satellite performance incentives, net of current portion	—	—	—	—	26,621	26,621	102,351	(26,621)	128,972
Deferred revenue, net of current portion	—	—	—	—	123,792	123,792	42,519	(123,792)	166,311
Deferred income taxes	—	—	—	—	—	—	562,742	—	562,742
Accrued retirement benefits	—	—	—	—	67,053	67,053	167,961	(67,053)	235,014
Other long-term liabilities	—	74,982	49,202	—	50,807	22,862	265,767	(22,862)	440,758

Shareholder’s equity:
Ordinary shares	12	12	12	—	12	—	70	(106)	12
Other shareholder’s equity	504,335	1,994,836	7,126,062	7,265,641	7,750,629	1,709,796	3,333,683	(29,180,647)	504,335

Total liabilities and shareholder’s equity	$2,004,269	$7,452,112	$10,680,776	$7,755,825	$10,143,047	$3,167,998	$8,091,064	$(31,637,759)	$17,657,332

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

(Certain totals may not add due to the effects of rounding)

Intelsat, Ltd. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Period February 1, 2008 to December 31, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$—	$—	$1,307,350	$1,307,350	$1,330,785	$(1,770,845)	$2,174,640

Operating expenses:									—
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	—	272,023	1,329,891	528,946	(1,793,394)	337,466
Selling, general and administrative	21,019	9,976	67	200	26,286	23,077	125,403	(23,071)	182,957
Depreciation and amortization	—	—	—	—	466,747	363,916	328,916	(363,916)	795,663
Restructuring costs	—	—	—	—	—	—	1,926	—	1,926
Impairment of asset value	—	—	—	—	134,444	63,644	256,000	(63,644)	390,444
Loss on undesignated interest rate swaps	—	—	53,843	—	18,010	—	83,452	—	155,305

Total operating expenses	21,019	9,976	53,910	200	917,510	1,780,528	1,324,643	(2,244,025)	1,863,761

Income (loss) from operations	(21,019)	(9,976)	(53,910)	(200)	389,840	(473,178)	6,142	473,180	310,879
Interest expense (income), net	124,433	535,036	270,463	38,252	110,017	(3,023)	216,679	3,025	1,294,882
Subsidiary income (loss)	(740,855)	(195,824)	128,549	279,698	1,304	1,581	—	525,547	—
Other income (expense), net	1	2	—	3	(14,058)	(14,058)	2,188	14,058	(11,864)

Income (loss) before income taxes	(886,306)	(740,834)	(195,824)	241,249	267,069	(482,632)	(208,349)	1,009,760	(995,867)
Provision for (benefit from) income taxes	—	21	—	—	(12,629)	(13,286)	(96,953)	13,286	(109,561)

Net income (loss)	$(886,306)	$(740,855)	$(195,824)	$241,249	$279,698	$(469,346)	$(111,396)	$996,474	$(886,306)

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

(Certain totals may not add due to the effects of rounding)

Intelsat, Ltd. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$—	$1,146,529	$1,146,529	$770,304	$(1,400,696)	$1,662,666

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	203,027	1,179,314	325,495	(1,433,556)	274,280
Selling, general and administrative	12,523	12,134	—	79,618	67,676	93,838	(67,600)	198,189
Depreciation and amortization	—	—	—	545,620	507,202	155,897	(507,202)	701,517
Restructuring costs	287	—	—	15,378	5,888	10,787	(5,888)	26,452
Impairment of asset value	—	—	—	48,974	48,974	—	(48,974)	48,974
Loss on interest rate swap	—	—	—	—	—	11,731	—	11,731

Total operating expenses	12,810	12,134	—	892,617	1,809,054	597,748	(2,063,220)	1,261,143

Income (loss) from operations	(12,810)	(12,134)	—	253,912	(662,525)	172,556	662,524	401,523
Interest expense, net	183,297	175,977	17,371	193,159	36,251	154,336	(36,250)	724,141
Subsidiary income (loss)	(172,546)	15,568	16,420	(640)	(640)	—	141,838	—
Other income (expense), net	—	(4)	—	(29,418)	(29,417)	2,176	29,417	(27,246)

Income (loss) before income taxes	(368,653)	(172,547)	(951)	30,695	(728,833)	20,396	870,029	(349,864)
Provision for (benefit from) income taxes	61	—	—	36,107	34,560	(17,318)	(34,560)	18,850

Net income (loss)	$(368,714)	$(172,547)	$(951)	$(5,412)	$(763,393)	$37,714	$904,589	$(368,714)

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

(Certain totals may not add due to the effects of rounding)

Intelsat, Ltd. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Period February 1, 2008 to December 31, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(32,741)	$(33,103)	$(253,857)	$5,822	$703,009	$364,536	$487,013	$(364,536)	$876,143

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	—	—	(272,915)	(272,915)	(124,844)	272,915	(397,759)
Capital contributions to unconsolidated affiliates	—	—	—	—	(17,621)	(17,621)	(9,659)	17,621	(27,280)
Capital contribution from Intelsat Holdings	4,596	—	—	—	—	—	—	—	4,596
Dividend from affiliates	439,565	621,746	826,018	826,018	—	—	—	(2,713,347)	—
Investment in subsidiaries	—	—	—	—	(13,703)	1,000	13,703	(1,000)	—
Minority interest in New Dawn	—	—	—	—	—	—	4,592	—	4,592
Other investing activities	—	—	—	—	—	—	5,954	—	5,954

Net cash provided by (used in) investing activities	444,161	621,746	826,018	826,018	(304,239)	(289,536)	(110,254)	(2,423,811)	(409,897)

Cash flows from financing activities:
Repayments of long-term debt	(400,000)	—	(2,641,597)	(408,117)	(1,551,756)	—	(1,278,695)	—	(6,280,165)
Repayments of revolving credit facility	—	—	—	—	(175,120)		(66,101)		(241,221)
Proceeds from issuance of long-term debt	—	—	1,797,389	412,197	1,564,358	—	1,238,839	—	5,012,783
Loan proceeds from Intelsat Holdings	—	—	34,000	—	—	—	—	—	34,000
Proceeds from revolving credit facility	—	—	—	—	175,120	—	66,101	—	241,221
Proceeds from (repayment of) intercompany loans	(201,629)	83,000	226,973	(565)	149,194	(9,016)	(256,973)	9,016	—
Debt issuance costs	—	(55,032)	(21,731)	(5,207)	(19,662)	—	(18,001)	—	(119,633)
Repayments of funding of capital expenditures by customer	—	—	—	—	—	—	(30,862)	—	(30,862)
Payment of premium on early retirement of debt	(7,615)	—	(48,654)	(4,080)	(15,489)	—	(12,266)	—	(88,104)
Principal payments on deferred satellite performance incentives	—	—	—	—	(3,942)	(3,942)	(19,360)	3,942	(23,302)
Principal payments on capital lease obligations	—	—	—	—	(8,822)	(8,822)	(326)	8,822	(9,148)
Dividends to shareholders	—	(439,565)	(621,746)	(826,018)	(826,018)	—	—	2,713,347	—

Net cash used in financing activities	(609,244)	(411,597)	(1,275,366)	(831,790)	(712,137)	(21,780)	(377,644)	2,735,127	(1,504,431)

Effect of exchange rate changes on cash and cash equivalents	—	2	—	—	(263)	(263)	(5,980)	263	(6,241)

Net change in cash and cash equivalents	(197,824)	177,048	(703,205)	50	(313,630)	52,957	(6,865)	(52,957)	(1,044,426)
Cash and cash equivalents, beginning of period	204,110	4,602	723,371	—	462,633	21,858	119,921	(21,858)	1,514,637

Cash and cash equivalents, end of period	$6,286	$181,650	$20,166	$50	$149,003	$74,815	$113,056	$(74,815)	$470,211

(Certain totals may not add due to the effects of rounding)

Intelsat, Ltd. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(121,437)	$(370,411)	$—	$542,295	$152,847	$506,574	$(152,847)	$557,021

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	—	—	(156,762)	(156,762)	(386,850)	156,762	(543,612)
Other investing activities	—	—	—	—	—	2,624	—	2,624
Advances from subsidiaries	—	—	—	—	—	(67,431)	67,431	—
Investment in subsidiaries	116,000	(538,690)	(538,690)	—	—	—	961,380	—

Net cash provided by (used in) investing activities	116,000	(538,690)	(538,690)	(156,762)	(156,762)	(451,657)	1,185,573	(540,988)

Cash flows from financing activities:
Repayments of long-term debt	—	(600,000)	—	(1,008,448)	(5,000)	(53,132)	5,000	(1,661,580)
Proceeds from issuance of long-term debt	—	1,595,000	—	—	—	—	—	1,595,000
Repayment of credit facility borrowings	—	(51,194)	—	—	—	—	51,194	—
Proceeds from revolving credit facility	—	118,625	—	—	—	—	(118,625)	—
Debt issuance costs	—	(28,322)	—	(523)	—	(2,172)	—	(31,017)
Repayments of funding of capital expenditures by customer	—	—	—	—	—	(41,282)	—	(41,282)
Payment of premium on early retirement of debt	—	—	—	(10,000)	—	—	—	(10,000)
Capital contributions from parent companies	—	—	977,000	977,000	—	—	(1,954,000)	—
Principal payments on deferred satellite performance incentives	—	—	—	(5,089)	(5,089)	(13,467)	5,089	(18,556)
Principal payments on capital lease obligations	—	—	—	(6,167)	(6,167)	—	6,167	(6,167)
Dividends to shareholders	—	(116,000)	(438,310)	(438,310)	—	—	992,620	—

Net cash provided by (used in) financing activities	—	918,109	538,690	(491,537)	(16,256)	(110,053)	(1,012,555)	(173,602)

Effect of exchange rate changes on cash	(6)	—	—	(1,529)	(1,515)	2,017	1,515	482

Net change in cash and cash equivalents	(5,443)	9,008	—	(107,533)	(21,686)	(53,119)	21,686	(157,087)
Cash and cash equivalents, beginning of period	6,834	41,990	—	341,413	139,968	193,419	(139,968)	583,656

Cash and cash equivalents, end of period	$1,391	$50,998	$—	$233,880	$118,282	$140,300	$(118,282)	$426,569

(Certain totals may not add due to the effects of rounding)

Intelsat, Ltd. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(190,794)	$(18,497)	$—	$621,965	$371,078	$38,433	$(373,629)	$448,556

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	—	—	(94,888)	(94,888)	(57,198)	94,888	(152,086)
PanAmSat Acquisition (including G2 acquisition)	—	(1,713,576)	—	—	—	(1,438,945)	—	(3,152,521)
Advances to (from) subsidiaries, net	63,301	(1,330,430)	—	(62,461)	(55,908)	1,327,923	57,575	—
Investment in subsidiaries	134,263	373,054	298,705	(73,000)	(73,000)	—	(660,022)	—

Net cash provided by (used in) investing activities	197,564	(2,670,952)	298,705	(230,349)	(223,796)	(168,220)	(507,559)	(3,304,607)

Cash flows from financing activities:
Repayments of long-term debt	—	—	—	(347,375)	—	(307,682)	—	(655,057)
Proceeds from issuance of long-term debt	—	2,340,000	—	—	—	575,000	—	2,915,000
Proceeds from revolving credit facility	—	600,000	—	344,750	—	—	—	944,750
Debt issuance costs	—	(74,298)	—	—	—	(28,602)	—	(102,900)
Capital contributions from parent companies	—	—	—	—	—	73,030	(73,030)	—
Principal payments on deferred satellite performance incentives	—	—	—	(5,209)	(5,209)	(7,218)	5,209	(12,427)
Principal payments on capital lease obligations	—	—	—	(9,605)	(9,605)	—	9,605	(9,605)
Dividends to shareholders	—	(134,263)	(298,705)	(373,968)	—	—	806,936	—

Net cash provided by (used in) financing activities	—	2,731,439	(298,705)	(391,407)	(14,814)	304,528	748,720	3,079,761

Effect of exchange rate changes on cash	—	—	—	—	—	(124)	—	(124)

Net change in cash and cash equivalents	6,770	41,990	—	209	132,468	174,617	(132,468)	223,586
Cash and cash equivalents, beginning of period	65	—	—	341,204	7,501	18,801	(7,501)	360,070

Cash and cash equivalents, end of period	$6,835	$41,990	$—	$341,413	$139,969	$193,418	$(139,969)	$583,656

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

Intelsat, Ltd and Subsidiaries

Condensed Consolidating Balance Sheet

As of December 31, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,286	$181,650	$169,169	$149,003	$113,106	$(149,003)	$470,211
Receivables, net of allowance	2,108	—	192,916	192,916	107,910	(192,916)	302,934
Deferred income taxes	—	—	2,411	2,411	46,212	(2,411)	48,623
Prepaid expenses and other current assets	1,027	—	21,050	21,050	38,709	(24,953)	56,883
Intercompany receivables	—	—	346,541	686,361	257,553	(1,290,455)	—

Total current assets	9,421	181,650	732,087	1,051,741	563,490	(1,659,738)	878,651
Satellites and other property and equipment, net	—	—	2,844,927	2,844,927	2,494,744	(2,844,927)	5,339,671
Goodwill	—	—	3,434,165	3,434,165	3,340,169	(3,434,165)	6,774,334
Non-amortizable intangible assets	—	—	2,160,130	2,160,130	797,070	(2,160,130)	2,957,200
Amortizable intangible assets, net	—	—	579,650	579,650	544,625	(579,650)	1,124,275
Investment in affiliates	1,994,848	7,126,074	2,848,753	(40,782)	95,937	(11,928,893)	95,937
Other assets	—	144,388	133,650	113,216	209,226	(113,216)	487,264

Total assets	$2,004,269	$7,452,112	$12,733,362	$10,143,047	$8,045,261	$(22,720,719)	$17,657,332

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,913	$29	$58,047	$58,047	$114,408	$(61,950)	$174,494
Accrued interest payable	17,242	225,879	102,898	73,723	64,063	(73,723)	410,082
Current portion of long-term debt	—	—	9,939	9,939	89,419	(9,939)	99,358
Deferred satellite performance incentives	—	—	8,740	8,740	17,507	(8,740)	26,247
Other current liabilities	—	—	69,618	69,088	65,414	(69,088)	135,032
Intercompany payables	511,535	92,559	—	—	—	(604,094)	—

Total current liabilities	534,690	318,467	249,242	219,537	350,811	(827,534)	845,213
Long-term debt, net of current portion	965,232	5,063,815	5,040,571	1,904,596	3,704,357	(1,904,596)	14,773,975
Deferred satellite performance incentives, net of current portion	—	—	26,621	26,621	102,351	(26,621)	128,972
Deferred revenue, net of current portion	—	—	123,792	123,792	42,519	(123,792)	166,311
Deferred income taxes	—	—	—	—	562,742	—	562,742
Accrued retirement benefits	—	—	67,053	67,053	167,961	(67,053)	235,014
Other long-term liabilities	—	74,982	100,009	50,807	265,767	(50,807)	440,758

Shareholder’s equity:
Ordinary shares	12	12	12	12	70	(106)	12
Other shareholder’s equity	504,335	1,994,836	7,126,062	7,750,629	2,848,683	(19,720,210)	504,335

Total liabilities and shareholder’s equity	$2,004,269	$7,452,112	$12,733,362	$10,143,047	$8,045,261	$(22,720,719)	$17,657,332

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

(Certain totals may not add due to the effects of rounding)

Intelsat, Ltd. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Period February 1, 2008 to December 31, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$1,307,350	$1,307,350	$1,330,785	$(1,770,845)	$2,174,640

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	272,023	272,023	528,946	(735,526)	337,466
Selling, general and administrative	21,019	9,976	26,353	26,286	125,601	(26,278)	182,957
Depreciation and amortization	—	—	466,747	466,747	328,916	(466,747)	795,663
Restructuring costs	—	—	—	—	1,926	—	1,926
Impairment of asset value	—	—	134,444	134,444	256,000	(134,444)	390,444
Loss on undesignated interest rate swaps	—	—	71,853	18,010	83,452	(18,010)	155,305

Total operating expenses	21,019	9,976	971,420	917,510	1,324,841	(1,381,005)	1,863,761

Income (loss) from operations	(21,019)	(9,976)	335,930	389,840	5,944	(389,840)	310,879
Interest expense, net	124,433	535,036	380,480	110,017	254,933	(110,017)	1,294,882
Subsidiary income (loss)	(740,855)	(195,824)	(149,845)	1,304	—	1,085,220	—
Other income (expense), net	1	2	(14,058)	(14,058)	2,191	14,058	(11,864)

Income (loss) before income taxes	(886,306)	(740,834)	(208,453)	267,069	(246,798)	819,455	(995,867)
Provision for (benefit from) income taxes	—	21	(12,629)	(12,629)	(96,953)	12,629	(109,561)

Net income (loss)	$(886,306)	$(740,855)	$(195,824)	$279,698	$(149,845)	$806,826	$(886,306)

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

(Certain totals may not add due to the effects of rounding)

Intelsat, Ltd. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,146,529	$1,146,529	$770,304	$(1,400,696)	$1,662,666

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	256,219	203,027	325,495	(510,461)	274,280
Selling, general and administrative	12,523	38,560	79,618	93,838	(26,350)	198,189
Depreciation and amortization	—	545,620	545,620	155,897	(545,620)	701,517
Restructuring costs	287	15,378	15,378	10,787	(15,378)	26,452
Impairment of asset value	—	48,974	48,974	—	(48,974)	48,974
Loss on interest rate swap	—	—	—	11,731	—	11,731

Total operating expenses	12,810	904,751	892,617	597,748	(1,146,783)	1,261,143

Income (loss) from operations	(12,810)	241,778	253,912	172,556	(253,193)	401,523
Interest expense, net	183,297	369,136	193,159	171,708	(193,159)	724,141
Subsidiary income (loss)	(172,546)	20,341	(640)	—	152,845	—
Other income (expense), net	—	(29,422)	(29,418)	2,176	29,418	(27,246)

Income (loss) before income taxes	(368,653)	(136,438)	30,695	3,024	121,508	(349,864)
Provision for (benefit from) income taxes	61	36,107	36,107	(17,318)	(36,107)	18,850

Net income (loss)	$(368,714)	$(172,546)	$(5,412)	$20,342	$157,616	$(368,714)

(Certain totals may not add due to the effects of rounding)

Intelsat, Ltd. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Period January 1, 2008 to January 31, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(1,179)	$(47,928)	$(1,531)	$68,726	$1,531	$19,619

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	(9,908)	(9,908)	(14,793)	9,908	(24,701)
Proceeds from intercompany loan receivables	—	34,000	34,000	—	(68,000)	—

Net cash provided by (used in) investing activities	—	24,092	24,092	(14,793)	(58,092)	(24,701)

Cash flows from financing activities:
Repayments of long-term debt	—	(5,862)	(5,862)	(162,985)	5,862	(168,847)
Proceeds from revolving credit facility	—	—	—	150,000	—	150,000
Repayment of intercompany loans	—	—	—	(34,000)	34,000	—
Principal payments on deferred satellite performance incentives	—	(87)	(87)	(1,246)	87	(1,333)
Principal payments on capital lease obligations	—	(2,124)	(2,124)	—	2,124	(2,124)

Net cash used in financing activities	—	(8,073)	(8,073)	(48,231)	42,073	(22,304)

Effect of exchange rate changes on cash and cash equivalents	—	45	45	92	(45)	137

Net change in cash and cash equivalents	(1,179)	(31,864)	14,533	5,794	(14,533)	(27,249)
Cash and cash equivalents, beginning of period	1,391	284,878	233,880	140,300	(233,880)	426,569

Cash and cash equivalents, end of period	$212	$253,014	$248,413	$146,094	$(248,413)	$399,320

(Certain totals may not add due to the effects of rounding)

Intelsat, Ltd. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Period February 1, 2008 to December 31, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(32,741)	$(33,103)	$449,152	$703,009	$492,835	$(703,009)	$876,143

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	(272,915)	(272,915)	(124,844)	272,915	(397,759)
Capital contributions to unconsolidated affiliates	—	—	(17,621)	(17,621)	(9,659)	17,621	(27,280)
Capital contribution from Intelsat Holdings	4,596	—	—	—	—	—	4,596
Dividend from affiliates	439,565	621,746	826,018	—	826,018	(2,713,347)	—
Investment in subsidiaries	—	—	(13,703)	(13,703)	13,703	13,703	—
Minority interest in New Dawn	—	—	—	—	4,592	—	4,592
Other investing activities	—	—	—	—	5,954	—	5,954

Net cash provided by (used in) investing activities	444,161	621,746	521,779	(304,239)	715,764	(2,409,108)	(409,897)

Cash flows from financing activities:
Repayments of long-term debt	(400,000)	—	(4,193,353)	(1,551,756)	(1,686,812)	1,551,756	(6,280,165)
Repayments of revolving credit facility	—	—	(175,120)	(175,120)	(66,101)	175,120	(241,221)
Proceeds from issuance of long-term debt	—	—	3,361,747	1,564,358	1,651,036	(1,564,358)	5,012,783
Loan received from Intelsat Holdings	—	—	34,000	—	—	—	34,000
Proceeds from revolving credit facility	—	—	175,120	175,120	66,101	(175,120)	241,221
Proceeds from (repayment of) intercompany loans	(201,629)	83,000	376,167	149,194	(257,538)	(149,194)	—
Debt issuance costs	—	(55,032)	(41,393)	(19,662)	(23,208)	19,662	(119,633)
Repayment of funding of capital expenditures by customer	—	—	—	—	(30,862)	—	(30,862)
Payment of premium on early retirement of debt	(7,615)	—	(64,143)	(15,489)	(16,346)	15,489	(88,104)
Principal payments on deferred satellite performance incentives	—	—	(3,942)	(3,942)	(19,360)	3,942	(23,302)
Principal payments on capital lease obligations	—	—	(8,822)	(8,822)	(326)	8,822	(9,148)
Dividends to shareholders	—	(439,565)	(1,447,764)	(826,018)	(826,018)	3,539,365	—

Net cash used in financing activities	(609,244)	(411,597)	(1,987,503)	(712,137)	(1,209,434)	3,425,484	(1,504,431)

Effect of exchange rate changes on cash and cash equivalents	—	2	(263)	(263)	(5,980)	263	(6,241)

Net change in cash and cash equivalents	(197,824)	177,048	(1,016,835)	(313,630)	(6,815)	313,630	(1,044,426)
Cash and cash equivalents, beginning of period	204,110	4,602	1,186,004	462,633	119,921	(462,633)	1,514,637

Cash and cash equivalents, end of period	$6,286	$181,650	$169,169	$149,003	$113,106	$(149,003)	$470,211

(Certain totals may not add due to the effects of rounding)

Intelsat, Ltd. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2007

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(121,437)	$171,884	$542,295	$506,575	$(542,296)	$557,021

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	(156,762)	(156,762)	(386,850)	156,762	(543,612)
Other investing activities	—	—	—	2,624	—	2,624
Advances to subsidiaries	—	—	—	(67,431)	67,431	—
Investment in subsidiaries	116,000	(538,690)	—	(538,690)	961,380	—

Net cash provided by (used in) investing activities	116,000	(695,452)	(156,762)	(990,347)	1,185,573	(540,988)

Cash flows from financing activities:
Repayments of long-term debt	—	(1,608,448)	(1,008,448)	(53,132)	1,008,448	(1,661,580)
Proceeds from issuance of long-term debt	—	1,595,000	—	—	—	1,595,000
Repayment of credit facility borrowings	—	(51,194)	—	—	51,194	—
Proceeds from revolving credit facility	—	118,625	—	—	(118,625)	—
Debt issuance costs	—	(28,845)	(523)	(2,172)	523	(31,017)
Repayments of funding of capital expenditures by customer	—	—	—	(41,282)	—	(41,282)
Payment of premium on early retirement of debt	—	(10,000)	(10,000)	—	10,000	(10,000)
Capital contributions from parent companies	—	977,000	977,000	977,000	(2,931,000)	—
Principal payments on deferred satellite performance incentives	—	(5,089)	(5,089)	(13,467)	5,089	(18,556)
Principal payments on capital lease obligations	—	(6,167)	(6,167)	—	6,167	(6,167)
Dividends to shareholders	—	(554,310)	(438,310)	(438,310)	1,430,930	—

Net cash provided by (used in) financing activities	—	426,572	(491,537)	428,637	(537,274)	(173,602)

Effect of exchange rate changes on cash	(6)	(1,529)	(1,529)	2,017	1,529	482

Net change in cash and cash equivalents	(5,443)	(98,525)	(107,533)	(53,118)	107,532	(157,087)
Cash and cash equivalents, beginning of period	6,834	383,403	341,413	193,418	(341,412)	583,656

Cash and cash equivalents, end of period	$1,391	$284,878	$233,880	$140,300	$(233,880)	$426,569

(Certain totals may not add due to the effects of rounding)

Intelsat, Ltd. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2006

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(190,794)	$603,468	$621,965	$38,433	$(624,516)	$448,556

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	(94,888)	(94,888)	(57,198)	94,888	(152,086)
PanAmSat Acquisition (including G2 acquisition)	—	(1,713,576)	—	(1,438,945)	—	(3,152,521)
Advances to (from) subsidiaries, net	63,301	(1,392,891)	(62,461)	1,327,923	64,128	—
Investment in subsidiaries	134,263	(73,914)	(73,000)	298,705	(286,054)	—

Net cash provided by (used in) investing activities	197,564	(3,275,269)	(230,349)	130,485	(127,038)	(3,304,607)

Cash flows from financing activities:
Repayments of long-term debt	—	(347,375)	(347,375)	(307,682)	347,375	(655,057)
Proceeds from issuance of long-term debt	—	2,340,000	—	575,000	—	2,915,000
Proceeds from revolving credit facility	—	944,750	344,750	—	(344,750)	944,750
Debt issuance costs	—	(74,298)	—	(28,602)	—	(102,900)
Capital contributions from parent companies	—	—	—	73,030	(73,030)	—
Principal payments on deferred satellite performance incentives	—	(5,209)	(5,209)	(7,218)	5,209	(12,427)
Principal payments on capital lease obligations	—	(9,605)	(9,605)	—	9,605	(9,605)
Dividends to shareholders	—	(134,263)	(373,968)	(298,705)	806,936	—

Net cash provided by (used in) financing activities	—	2,714,000	(391,407)	5,823	751,345	3,079,761

Effect of exchange rate changes on cash	—	—	—	(124)	—	(124)

Net change in cash and cash equivalents	6,770	42,199	209	174,617	(209)	223,586
Cash and cash equivalents, beginning of period	65	341,204	341,204	18,801	(341,204)	360,070

Cash and cash equivalents, end of period	$6,835	$383,403	$341,413	$193,418	$(341,413)	$583,656

(Certain totals may not add due to the effects of rounding)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Adjustments(1)	Balance at End of Period
	(in thousands)
Year ended December 31, 2006
Allowance for doubtful accounts	$26,342	$3,411	$—	$(6,622)	$6,815	$29,946
Restructuring reserve	$—	$26,452	$(9,359)	$(18,588)	$28,992	$27,497
Year ended December 31, 2007
Allowance for doubtful accounts	$29,946	$12,199	$—	$(9,357)	$—	$32,788
Restructuring reserve	$27,497	$9,258	$522	$(24,146)	$—	$13,131
Predecessor period January 1, 2008 to January 31, 2008:
Allowance for doubtful accounts	$32,788	$3,922	$—	$(94)	$—	$36,616
Restructuring reserve	$13,131	$(8)		$(3,296)	$—	$9,827
Fair value adjustments to restructuring reserve	$—	$—	$—	$—	$(576)	$(576)
Successor period February 1, 2008 to December 31, 2008:
Allowance for doubtful accounts	$36,616	$(9,137)	$—	$(7,242)	$—	$20,237
Restructuring reserve	$9,251	$1,963	$—	$(5,234)	$—	$5,980

(1)	Adjustments reflect changes in allocation of the purchase price and fair value adjustments recorded or additional liabilities established in connection with the PanAmSat Acquisition Transactions and the New Sponsors Acquisition Transactions.

S-1

Exhibit Index

Exhibit No.	Document Description
2.1	Share Purchase Agreement, dated as of June 19, 2007, by and among Intelsat Holdings, Ltd., Serafina Holdings Limited, Serafina Acquisition Limited and certain shareholders of Intelsat Holdings, Ltd. (incorporated by reference to Exhibit 99.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on June 25, 2007).

2.2	Transaction Agreement and Plan of Amalgamation, dated as of August 16, 2004, by and among Intelsat, Ltd., Intelsat (Bermuda), Ltd., Intelsat Holdings, Ltd. (formerly Zeus Holdings Limited), Zeus Merger One Limited and Zeus Merger Two Limited (incorporated by reference to
Exhibit 99.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 4, 2005).

2.3	Merger Agreement, dated as of August 28, 2005, by and among Intelsat (Bermuda), Ltd., Proton Acquisition Corporation and PanAmSat Holding Corporation (incorporated by reference to Exhibit 2.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on August 30, 2005).

3.1	Certificate of Incorporation of Intelsat, Ltd. (incorporated by reference to Exhibit 3.1 of Intelsat, Ltd.’s Registration Statement on Form F-4, File No. 333-99189, filed on September 5, 2002).

3.2	Memorandum of Association of Intelsat, Ltd. (incorporated by reference to Exhibit 1.2 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

3.3	Amended and Restated Bye-laws of Intelsat, Ltd. (incorporated by reference to Exhibit 3.3 of Intelsat, Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2007, File
No. 000-50262, filed on March 21, 2008).

4.1	Indenture, dated as of July 3, 2006, by and among Intelsat (Bermuda), Ltd., Intelsat, Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 10, 2006).

4.2	Form of Original 11 1/4% Senior Notes due 2016 (incorporated by reference to Exhibit 4.3 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 17, 2007).

4.3	Form of 11 1/4% Senior Notes due 2016 (incorporated by reference to Exhibit 4.5 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 17, 2007).

4.4	Indenture, dated as of July 3, 2006, by and among Intelsat (Bermuda), Ltd., Intelsat, Ltd., the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association (included by reference to Exhibit 4.2 to Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 10, 2006).

4.5	Form of Original 9 1/4% Senior Notes due 2016 (incorporated by reference to Exhibit 4.8 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 17, 2007).

4.6	Form of 9 1/4% Senior Notes due 2016 (incorporated by reference to Exhibit 4.9 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 17, 2007).

4.7	Indenture, dated as of July 3, 2006, by and among Intelsat Corporation (formerly known as PanAmSat Corporation), the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of Intelsat Holding Corporation’s Report on Form 8-K, file No. 001-32456, filed on July 10, 2006).

4.8	Form of Original 9% Senior Notes due 2016 (incorporated by reference to Exhibit 4.12 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 17, 2007).

4.9	Form of 9% Senior Notes due 2016 (incorporated by reference to Exhibit 4.13 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 17, 2007).

Exhibit No.	Document Description
4.10	Indenture, dated August 20, 2004, among Intelsat Corporation (formerly known as PanAmSat Corporation), the Guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of Intelsat Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, File No. 000-22531, filed on November 15, 2004).

4.11	Indenture, dated as of January 28, 2005, by and among Zeus Merger Two Limited, as Issuer, Zeus Merger One Limited, as Parent Guarantor, and Wells Fargo, as Trustee (incorporated by reference to Exhibit 4.1 of Intelsat Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 4, 2005).

4.12	Form of Original 8 1/4% Senior Notes due 2013 (incorporated by reference to Exhibit 4.18 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 17, 2007).

4.13	Form of Original 8 5/8% Senior Notes due 2015 (incorporated by reference to Exhibit 4.19 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 17, 2007).

4.14	Form of 8 1/4% Senior Notes due 2013 (incorporated by reference to Exhibit 4.21 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 17, 2007).

4.15	Form of 8 5/8% Senior Notes due 2015 (incorporated by reference to Exhibit 4.22 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 17, 2007).

4.16	Supplemental Indenture, dated as of January 28, 2005, by and among Intelsat Holdings LLC, Intelsat LLC, Intelsat Global Sales & Marketing Ltd., Intelsat USA Sales Corp., Intelsat USA License Corp., Intelsat Global Service Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 2.6 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

4.17	Second Supplemental Indenture, dated as of March 3, 2005, by and among Intelsat Subsidiary Holding Company, Ltd., Intelsat (Bermuda), Ltd., Intelsat, Ltd., Intelsat Holdings LLC, Intelsat LLC, Intelsat Global Sales & Marketing Ltd., Intelsat USA Sales Corp., Intelsat USA License Corp., Intelsat Global Service Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 2.7 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262 filed on March 15, 2005).

4.18	Third Supplemental Indenture, dated as of March 3, 2005, by and among Intelsat (Bermuda), Ltd., Intelsat Subsidiary Holding Company, Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 2.8 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

4.19	Fourth Supplemental Indenture, dated as of December 28, 2005, by and among Intelsat UK Financial Services Ltd., Intelsat Subsidiary Holding Company, Ltd. and Wells Fargo, National Association (incorporated by reference to Exhibit 4.21 of Intelsat Subsidiary Holding Company, Ltd.’s Amendment No. 1 to its Registration Statement on Form S-4, File No. 333-12946507, filed on February 10, 2006).

4.20	Fifth Supplemental Indenture, dated as of July 3, 2006, by and among Intelsat (Bermuda), Ltd., Intelsat Intermediate Holding Company, Ltd., Intelsat Subsidiary Holding Company, Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.20 of Intelsat Intermediate Holding Company, Ltd.’s Registration Statement on Form S-4, File No. 333-136193, filed on July 31, 2006).

4.21	Indenture, dated as of April 1, 2002, between Intelsat, Ltd. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form F-4, File
No. 333-99189, filed on September 5, 2002).

4.22	Officers’ Certificate dated April 15, 2002 relating to Intelsat, Ltd.’s 7 5/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form F-4, File
No. 333-99189, filed on September 5, 2002).

Exhibit No.	Document Description
4.23	Form of 7 5/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form F-4, File No. 333-99189, filed on September 5, 2002).

4.24	Officers’ Certificate dated November 7, 2003 relating to Intelsat, Ltd.’s 6 1/2% Senior Notes due 2013, including the forms of Notes (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form F-4, File No. 333-110671, filed on November 21, 2003).

4.25	Indenture, dated as of February 11, 2005, by and among Zeus Special Subsidiary Limited, Intelsat, Ltd. and Wells Fargo Bank, National Association (including the forms of Notes) (incorporated by reference to Exhibit 2.11 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

4.26	Form of 9 1/4% Senior Discount Notes due 2015 (incorporated by reference to Exhibit 4.34 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 17, 2007).

4.27	Supplemental Indenture for the 9 1/4% Senior Discount Notes due 2015, dated as of March 3, 2005, by and among Intelsat (Bermuda), Ltd., Intelsat, Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 2.12 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

4.28	Second Supplemental Indenture for the 9 1/4% Senior Discount Notes due 2015, dated as of July 3, 2006, by and among Intelsat (Bermuda), Ltd., Intelsat Intermediate Holding Company, Ltd., Intelsat Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 of Intelsat Intermediate Holding Company, Ltd.’s Registration Statement on Form S-4, File No. 333-136193, filed on July 31, 2006).

4.29	Third Supplemental Indenture for the 9 1/4% Senior Discount Notes due 2015, dated as of July 3, 2006, by and among Intelsat (Bermuda), Ltd., Intelsat Intermediate Holding Company, Ltd., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.6 of Intelsat Intermediate Holding Company, Ltd.’s Registration Statement on Form S-4, File No. 333-136193, filed on July 31, 2006).

4.30	Second Supplemental Indenture, dated as of September 27, 2007, among Intelsat Satellite Galaxy 17, Inc., Intelsat Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Intelsat, Ltd.’s Report on Form 10-Q, File No. 000-50262, filed on November 9, 2007).

4.31	Supplemental Indenture, dated as of September 27, 2007, among Intelsat Satellite Galaxy 17, Inc., Intelsat Corporation, the other Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to Intelsat, Ltd.’s Report on Form 10-Q, File No. 000-50262, filed on November 9, 2007).

4.32	First Supplemental Indenture for the 9 1/4% Senior Notes due 2016, dated as of February 4, 2008, among Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd., Intelsat, Ltd., as parent guarantor, Intelsat Subsidiary Holding Company, Ltd., Intelsat Holdings LLC, Intelsat LLC, Intelsat Global Sales & Marketing Ltd., Intelsat USA Sales Corp., Intelsat USA License Corp., Intelsat Global Service Corporation and Intelsat UK Financial Services Ltd., as subsidiary guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.7 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

4.33	Second Supplemental Indenture for the 9 1/4% Senior Notes due 2016, dated as of February 4, 2008, among Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.8 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

Exhibit No.	Document Description
4.34	First Supplemental Indenture for the 11 1/4% Senior Notes due 2016, dated as of February 4, 2008, among Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd., Intelsat, Ltd., as parent guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.9 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

4.35	Second Supplemental Indenture for the 11 1/4% Senior Notes due 2016, dated as of February 4, 2008, among Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.10 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

4.36	Fourth Supplemental Indenture for the 9 1/4% Senior Discount Notes due 2015, dated as of February 4, 2008, among Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd., Intelsat Intermediate Holding Company, Ltd., Intelsat, Ltd., as co-obligor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.13 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

4.37	Sixth Supplemental Indenture for the 8 1/4% Senior Notes due 2013 and the 8 5/8% Senior Notes due 2015, dated as of February 4, 2008, among Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd., Intelsat Subsidiary Holding Company, Ltd. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.14 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

4.38	Supplemental Indenture for the 9% Senior Notes due 2014, dated as of January 17, 2008, among Intelsat Satellite IS 11, Inc., Intelsat Corporation, the guarantors party thereto and The Bank of New York, as trustee ((incorporated by reference to Exhibit 10.5 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on May 15, 2008).

4.39	Third Supplemental Indenture for the 9% Senior Notes due 2016, dated as of January 17, 2008, among Intelsat Satellite IS 11, Inc., Intelsat Corporation and Wells Fargo Bank, National Association, as trustee ((incorporated by reference to Exhibit 10.6 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on May 15, 2008)

4.40	Indenture for the 11 1/4% Senior Notes due 2017 and the 11 1/2%/12 1/2% Senior PIK Election Notes due 2017, dated as of June 27, 2008, by and among Intelsat (Bermuda), Ltd., as Issuer, Intelsat, Ltd., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 3, 2008).

4.41	Indenture for the 9 1/2% Senior Discount Notes due 2015, dated as of June 27, 2008, by and among Intelsat Intermediate Holding Company, Ltd., as Issuer, Intelsat, Ltd., as Co-Obligor, Intelsat (Bermuda), Ltd. and Intelsat Jackson Holdings, Ltd., as Guarantors, and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.2 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 3, 2008).

4.42	Indenture for the 8 1/2% Senior Notes due 2013 and the 8 7/ 8% Senior Notes due 2015, dated as of June 27, 2008, by and among Intelsat Subsidiary Holding Company, Ltd., as Issuer, Intelsat, Ltd., Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd. and Intelsat Intermediate Holding Company, Ltd., as Parent Guarantors, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.3 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 3, 2008).

4.43	Indenture for the 11 1/2% Senior Notes due 2016, dated as of July 1, 2008, by and among Intelsat Jackson Holdings, Ltd., as Issuer, Intelsat, Ltd. and Intelsat (Bermuda), Ltd., as Parent Guarantors, and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.4 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 3, 2008).

Exhibit No.	Document Description
4.44	Indenture for the 9 1/2% Senior Notes due 2016, dated as of July 1, 2008, by and among Intelsat Jackson Holdings, Ltd., as Issuer, Intelsat, Ltd. and Intelsat (Bermuda), Ltd., as Parent Guarantors, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.5 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 3, 2008).

4.45	Registration Rights Agreement, dated as of June 27, 2008, among Intelsat, Ltd., Intelsat (Bermuda), Ltd., Intelsat Intermediate Holding Company, Ltd., Intelsat Subsidiary Holding Company, Ltd., Intelsat Jackson Holdings, Ltd., the subsidiary guarantors named therein, and Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. Incorporated and Banc of America Securities LLC as Representatives of the Initial Purchasers named therein (incorporated by reference to Exhibit 4.6 of Intelsat, Ltd.’s Report on Form 8-K, File
No. 000-50262, filed on July 3, 2008).

4.46	Registration Rights Agreement, dated as of July 1, 2008, among Intelsat, Ltd., Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd., the subsidiary guarantors named therein, and Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. Incorporated and Banc of America Securities LLC as Representatives of the Initial Purchasers named therein (incorporated by reference to Exhibit 4.7 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 3, 2008).

4.47	Indenture for the 9 1/4% Senior Notes due 2014, dated as of July 18, 2008, by and among Intelsat Corporation, as Issuer, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.1 of Intelsat Corporation’s Report on Form 8-K, File No. 0-22531, filed on July 22, 2008).

4.48	Indenture for the 9 1/4% Senior Notes due 2016, dated as of July 18, 2008, by and among Intelsat Corporation, as Issuer, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.2 of Intelsat Corporation’s Report on Form 8-K, File No. 0-22531, filed on July 22, 2008).

4.49	Registration Rights Agreement, dated as of July 18, 2008, among Intelsat Corporation, the subsidiary guarantors named therein, and Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. Incorporated and Banc of America Securities LLC as Representatives of the Initial Purchasers named therein (incorporated by reference to Exhibit 4.3 of Intelsat Corporation’s Report on Form 8-K, File No. 0-22531, filed on July 22, 2008).

4.50	Fourth Supplemental Indenture for the 9% Senior Notes due 2016, dated as of July 15, 2008, among Intelsat Satellite Galaxy 18, Inc., Intelsat Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.7 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, File No. 000-50262, filed on November 13, 2008).

4.51	Supplemental Indenture for the 9% Senior Notes due 2014, dated as of July 15, 2008, among Intelsat Satellite Galaxy 18, Inc., Intelsat Corporation, the other Guarantors party thereto and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.8 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, File No. 000-50262, filed on November 13, 2008).

4.52	Indenture for the 8 7/8% Senior Notes due 2015, Series B, dated as of February 12, 2009, by and among Intelsat Subsidiary Holding Company, Ltd., as Issuer, Intelsat, Ltd., Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd. and Intelsat Intermediate Holding Company, Ltd., as Parent Guarantors, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 18, 2009).

Exhibit No.	Document Description
4.53	Registration Rights Agreement, dated as of February 12, 2009, among Intelsat Subsidiary Holding Company, Ltd., as Issuer, Intelsat, Ltd., Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd. and Intelsat Intermediate Holding Company, Ltd., as Parent Guarantors, the subsidiary guarantors named therein, and Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC as the Initial Purchasers (incorporated by reference to Exhibit 4.2 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 18, 2009).

10.1	Credit Agreement dated as of July 3, 2006 among Intelsat Subsidiary Holding Company, Ltd., Intelsat Intermediate Holding Company, Ltd. and the other parties named therein (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 10, 2006).

10.2	Employment Agreement, dated as of June 28, 2006, by and among Intelsat Holdings, Ltd., Intelsat, Ltd. and Joseph Wright, Jr. (incorporated by reference to Exhibit 10.38 of Intelsat Intermediate Holding Company, Ltd.’s Amendment 1 to Registration Statement on Form S-4, File
No. 333-136193, filed on August 4, 2006).

10.3	Employment Agreement, dated as of May 18, 2006, between Intelsat Holdings, Ltd. and James Frownfelter (incorporated by reference to Exhibit 10.39 of Intelsat Intermediate Holding Company, Ltd.’s Amendment 1 to Registration Statement on Form S-4, File No. 333-136193, filed on August 4, 2006).

10.4	Amendment Agreement (relating to Credit Agreement), dated as of July 3, 2006, by and among Intelsat Corporation (formerly known as PanAmSat Corporation) and the other parties named therein (incorporated by reference to Exhibit 10.1 of Intelsat Holding Corporation’s Report on Form 8-K, file No. 001-32456, filed on July 10, 2006).

10.5	Credit Agreement, dated as of August 20, 2004, as amended and restated as of March 22, 2005, as further amended and restated as of July 3, 2006, among Intelsat Corporation (formerly known as PanAmSat Corporation) and the other parties named therein (incorporated by reference to
Exhibit 10.2 of Intelsat Holding Corporation’s Report on Form 8-K, file No. 001-32456, filed on July 10, 2006).

10.6	Share Option Agreement, dated April 1, 2006, by and among Intelsat Holdings, Ltd. and Jeffrey Freimark (incorporated by reference to Exhibit 10.8 of Intelsat, Ltd.’s Quarterly Report on
Form 10-Q for the quarter ended September 30, 2006, File No. 000-50262, filed on November 15, 2006).

10.7	Share Option Agreement, dated July 3, 2006, by and among Intelsat Holdings, Ltd. and Jeffrey Freimark (incorporated by reference to Exhibit 10.9 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 000-50262, filed on November 15, 2006).

10.8	Share Option Agreement, dated July 3, 2006, by and among Intelsat Holdings, Ltd. and Joseph Wright, Jr. (incorporated by reference to Exhibit 10.10 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 000-50262, filed on November 15, 2006).

10.9	Share Option Agreement, dated July 3, 2006, by and among Intelsat Holdings, Ltd. and James Frownfelter (incorporated by reference to Exhibit 10.11 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 000-50262, filed on November 15, 2006).
10.10	Form of Share Option Agreement under Intelsat Holdings, Ltd. 2005 Share Incentive Plan (incorporated by reference to Exhibit 10.12 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 000-50262, filed on November 15, 2006).

Exhibit No.	Document Description
10.11	Amendment No. 1 and Acknowledgment, effective as of July 3, 2006, to Employment Agreement, dated as of March 16, 2006, by and among Intelsat Holdings, Ltd., Intelsat, Ltd. and Jeffrey Freimark (incorporated by reference to Exhibit 10.43 of Intelsat Intermediate Holding Company, Ltd.’s Amendment 1 to Registration Statement on Form S-4, File No. 333-136193, filed on August 4, 2006).

10.12	Amendment No. 2, effective as of October 26, 2006, to Employment Agreement, as amended, dated as of March 16, 2006, by and among Intelsat Holdings, Ltd., Intelsat, Ltd. and Jeffrey Freimark (incorporated by reference to Exhibit 10.14 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 000-50262, filed on November 15, 2006).

10.13	Amendment, dated July 3, 2006, to Employment Agreement, dated as of June 28, 2006, by and among Intelsat Holdings, Ltd. and Joseph Wright, Jr. (incorporated by reference to Exhibit 10.15 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 000-50262, filed on November 15, 2006).

10.14	Amendment, dated July 3, 2006, to Employment Agreement, dated as of May 18, 2006, by and among Intelsat Holdings, Ltd. and James Frownfelter (incorporated by reference to Exhibit 10.16 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 000-50262, filed on November 15, 2006).

10.15	Headquarters Land Lease, dated as of June 8, 1982, between the International Telecommunications Satellite Organization and the U.S. Government, as amended (incorporated by reference to Exhibit 10.16 of the Registration Statement on Form F-4, File No. 333-99189, filed on September 5, 2002).

10.16	Employment Agreement, dated as of January 28, 2005, between Intelsat Holdings, Ltd. and David McGlade (incorporated by reference to Exhibit 3.13 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

10.17	Letter Agreement, dated as of December 22, 2004, between Zeus Holdings Limited and David McGlade (incorporated by reference to Exhibit 3.14 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

10.18	Letter Agreement, dated as of February 25, 2005, between Zeus Holdings Limited and David McGlade (incorporated by reference to Exhibit 3.15 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

10.19	Employment Agreement, dated as of January 31, 2005, between Intelsat Holdings, Ltd., Intelsat, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.8 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 4, 2005).

10.20	Amendment and Acknowledgement, dated June 21, 2005, to Employment Agreement, dated as of January 28, 2005, between Intelsat Holdings, Ltd. and David McGlade (incorporated by reference to Exhibit 10.6 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, File No. 000-50262, filed on August 11, 2005).

10.21	Amendment and Acknowledgement, dated June 21, 2005, to Employment Agreement, dated as of January 31, 2005, between Intelsat Holdings, Ltd., Intelsat, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.7 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, File No. 000-50262, filed on August 11, 2005).

10.22	Intelsat Holdings, Ltd. 2005 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to Intelsat Ltd.’s Current Report on Form 8-K dated May 10, 2005).
10.23	Form of Restricted Share Agreement under Intelsat Holdings, Ltd. 2005 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to Intelsat Ltd.’s Current Report on Form 8-K dated May 10, 2005).

Exhibit No.	Document Description
10.24	Intelsat Holdings, Ltd. Bonus Plan (incorporated by reference to Exhibit 10.3 to Intelsat Ltd.’s Current Report on Form 8-K dated May 10, 2005).

10.25	Employment Agreement, dated as of March 16, 2006, by and among Intelsat Holdings, Ltd., Intelsat, Ltd. and Jeffrey Freimark (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s quarterly report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-50262, filed on May 10, 2006).

10.26	Amendment and Acknowledgment, effective March 8, 2006, to Employment Agreement, dated as of January 28, 2005, between Intelsat Holdings, Ltd. and David McGlade (incorporated by reference to Exhibit 10.2 of Intelsat, Ltd.’s quarterly report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-50262, filed on May 10, 2006).

10.27	Amendment and Acknowledgment, effective March 8, 2006, to Employment Agreement, dated as of January 31, 2005, between Intelsat Holdings, Ltd., Intelsat, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.3 of Intelsat, Ltd.’s quarterly report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-50262, filed on May 10, 2006).

10.28	Employment Agreement, dated as of June 28, 2006, by and among Intelsat Holdings, Ltd. and Joseph Wright, Jr. (incorporated by reference to Exhibit 10.38 of Intelsat Intermediate Holding Company, Ltd.’s Registration Statement on Form S-4, File No. 333-136193-01, filed on July 31, 2006).

10.29	Employment Agreement, dated as of May 18, 2006, between Intelsat Holdings, Ltd. and James Frownfelter (incorporated by reference to Exhibit 10.39 of Intelsat Intermediate Holding Company, Ltd.’s Registration Statement on Form S-4, File No. 333-136193-01, filed on July 31, 2006).

10.30	Amendment No. 1 to Credit Agreement, dated January 19, 2007, among Intelsat Intermediate Holding Company, Ltd., Intelsat Subsidiary Holding Company, Ltd. and the other parties named therein (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on January 25, 2007).

10.31	Amendment No. 2 to Credit Agreement, dated January 19, 2007, among Intelsat Intermediate Holding Company, Ltd., Intelsat Subsidiary Holding Company, Ltd. and the other parties named therein (incorporated by reference to Exhibit 10.2 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on January 25, 2007).

10.32	Amendment No. 1 to Credit Agreement, dated January 19, 2007, among Intelsat Corporation and the other parties named therein (incorporated by reference to Exhibit 10.1 of Intelsat Corporation’s Report on Form 8-K, File No. 000-22531, filed on January 25, 2007).

10.33	Credit Agreement, dated as of February 2, 2007, by and among Intelsat (Bermuda), Ltd., as the Borrower, Intelsat, Ltd., as Guarantor, and the Several Lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, Banc of America Securities LLC and Deutsche Bank Securities Inc., as Joint Lead Arrangers, and Banc of America Securities LLC, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC and Morgan Stanley Senior Funding, Inc., as Joint Bookrunners (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Report on Form 8-K, File
No. 000-50262, filed on February 6, 2007).

10.34	Third Amendment and Acknowledgment, effective March 16, 2007, to Employment Agreement, dated as of January 28, 2005, between Intelsat Holdings, Ltd. and David McGlade (incorporated by reference to Exhibit 10.43 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 17, 2007).

10.35	Third Amendment and Acknowledgment, effective March 16, 2007, to Employment Agreement, dated as of March 16, 2006, between Intelsat Holdings, Ltd. and Jeffrey Freimark (incorporated by reference to Exhibit 10.44 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 17, 2007).

Exhibit No.	Document Description
10.36	First Amendment and Acknowledgment, effective March 16, 2007, to Employment Agreement, dated as of May 18, 2006, between Intelsat Holdings, Ltd. and James Frownfelter (incorporated by reference to Exhibit 10.45 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 17, 2007).

10.37	Third Amendment and Acknowledgment, effective March 16, 2007, to Employment Agreement, dated as of January 31, 2005, between Intelsat Holdings, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.46 of Intelsat, Ltd.’s Annual Report on Form 10-K, File No. 000-50262, filed on April 17, 2007).

10.38	Amendment No. 3 to Credit Agreement and Appointment of Administrative Agent, dated as of January 25, 2008, among Intelsat Intermediate Holding Company, Ltd., Intelsat Subsidiary Holding Company, Ltd., the lenders party thereto, Citicorp USA, Inc., in its capacity as administrative agent for the lenders and as agent for the secured parties, and Credit Suisse, Cayman Islands Branch, as successor administrative agent (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.39	Amendment No. 2 to Credit Agreement and Appointment of Administrative Agent, dated as of January 25, 2008, among Intelsat Corporation, the lenders party thereto, Citicorp USA, Inc., in its capacity as administrative agent for the lenders and as agent for the secured parties, and Credit Suisse, Cayman Islands Branch, as successor administrative agent (incorporated by reference to Exhibit 10.2 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.40	Joinder Agreement, dated as of February 4, 2008, among Intelsat Corporation, Credit Suisse, Cayman Islands Branch, and the lenders a party thereto (incorporated by reference to Exhibit 10.3 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.41	Assignment and Assumption Agreement, dated as of February 4, 2008, between Intelsat (Bermuda), Ltd. and Intelsat Jackson Holdings, Ltd. (incorporated by reference to Exhibit 10.4 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.42	Assumption and Affirmation Agreement, dated as of February 4, 2007, among Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd., Intelsat, Ltd., as parent guarantor, Intelsat Subsidiary Holding Company, Ltd., Intelsat Holdings LLC, Intelsat LLC, Intelsat Global Sales & Marketing Ltd., Intelsat USA Sales Corp., Intelsat USA License Corp., Intelsat Global Service Corporation and Intelsat UK Financial Services Ltd., as subsidiary guarantors, and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.5 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.43	New Guarantee Agreement, dated as of February 4, 2008, among Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd. and Bank of America, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.6 of Intelsat, Ltd.’s Report on Form 8-K, File
No. 000-50262, filed on February 8, 2008).

10.44	Assignment and Assumption Agreement, dated as of February 4, 2008, between Serafina Acquisition Limited and Intelsat (Bermuda), Ltd. (incorporated by reference to Exhibit 10.15 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.45	Assumption Agreement, dated as of February 4, 2008, among Serafina Acquisition Limited, Intelsat (Bermuda), Ltd. and Credit Suisse, Cayman Islands Branch, as administrative agent for the lenders (incorporated by reference to Exhibit 10.16 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

Exhibit No.	Document Description
10.46	Senior Unsecured Bridge Loan Credit Agreement, dated as of February 4, 2008, among Serafina Acquisition Limited, as initial borrower, Intelsat (Bermuda), Ltd., as borrower, the several lenders from time to time party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, Banc of America Bridge LLC, as syndication agent, Morgan Stanley Senior Funding, Inc., as documentation agent, and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.17 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.47	Senior Unsecured PIK Election Bridge Loan Credit Agreement, dated as of February 4, 2008, among Serafina Acquisition Limited, as initial borrower, Intelsat (Bermuda), Ltd., as borrower, the several lenders from time to time party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, Banc of America Bridge LLC, as syndication agent, Morgan Stanley Senior Funding, Inc., as documentation agent, and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.18 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.48	Commitment Letter, dated as of June 19, 2007, among Serafina Acquisition Limited, Credit Suisse, Banc of America, N.A., Banc of America Bridge LLC and Morgan Stanley Senior Funding, Inc., as initial lenders (incorporated by reference to Exhibit 10.19 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.49	Amended and Restated Commitment Letter Amendment, dated as of February 7, 2008, among Serafina Acquisition Limited, Credit Suisse, Banc of America, N.A., Banc of America Bridge LLC and Morgan Stanley Senior Funding, Inc., as initial lenders (incorporated by reference to Exhibit 10.20 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.50	Monitoring Fee Agreement, dated as of February 4, 2008, among Intelsat (Bermuda), Ltd., BC Partners Limited and Silver Lake Management Company III, L.L.C. (incorporated by reference to Exhibit 10.21 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.51	8.50% $883,346,000 Senior Unsecured Credit Agreement, dated May 2, 2008, by and among Intelsat Subsidiary Holding Company, Ltd., as the Borrower, Intelsat, Ltd., Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd. and Intelsat Intermediate Holding Company, Ltd., as parent guarantors, the several lenders from time to time party thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers, and the other parties thereto (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on May 6, 2008).

10.52	8.875% $681,012,700 Senior Unsecured Credit Agreement, dated May 2, 2008, by and among Intelsat Subsidiary Holding Company, Ltd., as the Borrower, Intelsat, Ltd., Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd. and Intelsat Intermediate Holding Company, Ltd., as parent guarantors, the several lenders from time to time party thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers, and the other parties thereto (incorporated by reference to Exhibit 10.2 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on May 6, 2008).

10.53	9 1/4% $658,119,030 Senior Unsecured Credit Agreement, dated May 2, 2008, by and among Intelsat Corporation, as the Borrower, the several lenders from time to time party thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers, and the other parties thereto (incorporated by reference to Exhibit 10.3 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on May 6, 2008).

Exhibit No.	Document Description
10.56	Separation Agreement and Release, by and among Intelsat Global, Ltd., Intelsat Holdings, Ltd., Intelsat, Ltd. and Jeffrey P. Freimark, dated June 5, 2008 (incorporated by reference to
Exhibit 10.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on June 5, 2008).

10.57	Credit Agreement, dated as of July 1, 2008, by and among Intelsat Jackson Holdings, Ltd., as the Borrower, Intelsat (Bermuda), Ltd., as Guarantor, and the Several Lenders from time to time parties thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, Banc of America Bridge LLC, as Syndication Agent, Morgan Stanley Senior Funding, Inc., as Documentation Agent, and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc. as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 3, 2008).

10.58	Employment Agreement, dated as of December 29, 2008 and effective as of February 4, 2008, by and among Intelsat Global, Ltd., Intelsat, Ltd. and David McGlade (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on January 5, 2009).

10.59	Fourth Amendment and Acknowledgement, dated as of December 29, 2008, by and among Intelsat Global, Ltd., Intelsat, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.2 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on January 5, 2009).

10.60	Third Amendment to Headquarters Land Lease, dated as of 28 March, 2006, between the Government of the United States and Intelsat Global Service Corporation, successor-in-interest to International Telecommunications Satellite Organization.*

10.61	Amendment to Monitoring Fee Agreement, dated April 10, 2008, among Intelsat (Bermuda), Ltd., BC Partners Limited and Silver Lake Management Company III, L.L.C. *

21.1	List of subsidiaries. *

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

*	Filed herewith.