Form 10-Q
period 2009-03-31
INTELSAT LTD
filed 2009-05-13
CIK 1156871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(441) 294-1650

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐     Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

                                (Do not check if a smaller

                        reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of May 11, 2009, 12,000 ordinary shares, par value $1.00 per share, were outstanding.

INTRODUCTION

In this Quarterly Report, unless otherwise indicated or the context otherwise requires, (1) the terms “we,” “us,” “our” and “Intelsat” refer to Intelsat, Ltd. and its currently existing subsidiaries on a consolidated basis, (2) the terms “Serafina Holdings” and “Intelsat Global” refer to Intelsat Global, Ltd. (formerly known as Serafina Holdings Limited), (3) the term “Serafina” refers to Intelsat Global Subsidiary, Ltd. (formerly known as Serafina Acquisition Limited), (4) the term “Intelsat Holdings” refers to our parent, Intelsat Holdings, Ltd., (5) the term “Intelsat Bermuda” refers to Intelsat (Bermuda), Ltd., Intelsat, Ltd.’s direct wholly-owned subsidiary, (6) the term “Intelsat Jackson” refers to Intelsat Jackson Holdings, Ltd., a direct wholly-owned subsidiary of Intelsat Bermuda, (7) the term “Intermediate Holdco” refers to Intelsat Intermediate Holding Company, Ltd., Intelsat Jackson’s direct wholly-owned subsidiary, (8) the term “Intelsat Sub Holdco” refers to Intelsat Subsidiary Holding Company, Ltd., Intermediate Holdco’s direct wholly-owned subsidiary, (9) the term “PanAmSat Holdco” refers to PanAmSat Holding Corporation, and not to its subsidiaries, prior to the PanAmSat Acquisition Transactions (as defined below), (10) the term “Intelsat Corp” refers to PanAmSat Corporation prior to the PanAmSat Acquisition Transactions and Intelsat Corporation thereafter, (11) the term “PanAmSat” refers to PanAmSat Holding Corporation and its subsidiaries on a consolidated basis prior to the PanAmSat Acquisition Transactions, (12) the term “PanAmSat Acquisition Transactions” refers to our acquisition of PanAmSat on July 3, 2006 and related transactions, and (13) the term “New Sponsors Acquisition Transactions” refers to the acquisition of Intelsat Holdings by Serafina on February 4, 2008 and related transactions, as discussed under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the New Sponsors Acquisition Transactions.

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

The forward-looking statements made in this Quarterly Report reflect our intentions, plans, expectations, assumptions and beliefs about future events. These forward-looking statements speak only as of the date of this Quarterly Report and are not guarantees of future performance or results and are subject to risks, uncertainties and other factors, many of which are outside of our control. These factors could cause actual results or developments to differ materially from the expectations expressed or implied in the forward-looking statements and include known and unknown risks. Known risks include, among others, the risks discussed in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008, the political, economic and legal conditions in the markets we are targeting for communications services or in which we operate and other risks and uncertainties inherent in the telecommunications business in general and the satellite communications business in particular.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTELSAT, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31, 2008	As of March 31, 2009
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$470,211	$402,730
Receivables, net of allowance of $20,237 in 2008 and $18,787 in 2009	302,934	312,537
Deferred income taxes	48,623	48,785
Prepaid expenses and other current assets	56,883	48,814

Total current assets	878,651	812,866
Satellites and other property and equipment, net	5,339,671	5,288,147
Goodwill	6,774,334	6,774,334
Non-amortizable intangible assets	2,957,200	2,458,100
Amortizable intangible assets, net	1,124,275	1,087,751
Other assets	583,201	577,388

Total assets	$17,657,332	$16,998,586

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$125,310	$101,662
Employee related liabilities	49,184	26,628
Accrued interest payable	410,082	268,971
Current portion of long-term debt	99,358	97,876
Deferred satellite performance incentives	26,247	21,905
Other current liabilities	135,032	109,903

Total current liabilities	845,213	626,945
Long-term debt, net of current portion	14,773,975	14,924,226
Deferred satellite performance incentives, net of current portion	128,972	123,955
Deferred revenue, net of current portion	166,311	170,728
Deferred income taxes	562,742	535,550
Accrued retirement benefits	235,014	236,125
Other long-term liabilities	436,258	429,605
Noncontrolling interest	4,500	4,560
Commitments and contingencies (Note 12)
Shareholder’s equity (deficit):
Ordinary shares, $1.00 par value, 12,000 shares authorized, issued and outstanding at December 31, 2008 and March 31, 2009	12	12
Paid-in capital	1,461,006	1,461,483
Accumulated deficit	(886,306)	(1,443,952)
Accumulated other comprehensive loss	(70,365)	(70,651)

Total shareholder’s equity (deficit)	504,347	(53,108)

Total liabilities and shareholder’s equity (deficit)	$17,657,332	$16,998,586

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to March 31, 2008	Three Months Ended March 31, 2009
Revenue	$190,261	$382,417	$631,847
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	25,683	54,796	103,520
Selling, general and administrative	18,485	29,575	46,510
Depreciation and amortization	64,157	143,679	210,929
Transaction costs	313,102	—	—
Impairment of asset value	—	—	499,100
Loss on undesignated interest rate swaps	11,431	31,520	7,956

Total operating expenses	432,858	259,570	868,015

Income (loss) from operations	(242,597)	122,847	(236,168)
Interest expense, net	80,275	224,410	350,720
Loss on early extinguishment of debt	—	—	(14,876)
Other income, net	535	2,544	932

Loss before income taxes	(322,337)	(99,019)	(600,832)
Provision for (benefit from) income taxes	(10,476)	1,808	(43,246)

Net loss	(311,861)	(100,827)	(557,586)
Net income attributable to noncontrolling interest	—	—	(60)

Net loss attributable to Intelsat, Ltd.	$(311,861)	$(100,827)	$(557,646)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor Entity	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to March 31, 2008	Three Months Ended March 31, 2009
Cash flows from operating activities:
Net loss attributable to Intelsat, Ltd.	$(311,861)	$(100,827)	$(557,646)
Adjustments to reconcile net loss attributable to Intelsat, Ltd. to net cash provided by operating activities:
Depreciation and amortization	64,157	143,679	210,929
Impairment of asset value	—	—	499,100
Provision for doubtful accounts	3,922	(4,382)	(1,167)
Foreign currency transaction (gain) loss	(137)	(860)	846
Loss on disposal of assets	—	—	1,943
Share-based compensation expense	196,414	2,191	466
Deferred income taxes	(16,668)	(2,688)	(49,912)
Amortization of discount, premium, issuance costs and other non-cash items	6,494	17,620	31,276
Interest paid-in-kind	—	26,825	72,843
Loss on early extinguishment of debt	—	—	14,496
Share in gain of unconsolidated affiliates	—	—	(132)
(Gain) loss on undesignated interest rate swaps	11,748	31,817	(6,505)
Other non-cash items	108	26	43
Changes in operating assets and liabilities, net of effect of acquisition:
Receivables	358	18,101	(8,436)
Prepaid expenses and other assets	(25,270)	2,726	1,611
Accounts payable and accrued liabilities	70,704	87,916	(99,470)
Deferred revenue	14,342	12,114	(23,537)
Accrued retirement benefits	78	307	1,111
Other long-term liabilities	5,230	(27,987)	(5,907)

Net cash provided by operating activities	19,619	206,578	81,952

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(24,701)	(81,825)	(132,550)
Proceeds from sale of other property and equipment	—	—	744
Capital contribution to unconsolidated affiliates	—	(3,554)	(6,105)
Other investing activities	—	—	1,187

Net cash used in investing activities	(24,701)	(85,379)	(136,724)

Cash flows from financing activities:
Repayments of long-term debt	(168,847)	(1,260,000)	(376,078)
Proceeds from issuance of long-term debt	—	—	382,485
Proceeds from revolving credit facility	150,000	—	—
Debt issuance costs	—	—	(7,331)
Repayments of funding of capital expenditures by customer	—	(9,362)	—
Payment of premium on early retirement of debt	—	(38,473)	—
Principal payments on deferred satellite performance incentives	(1,333)	(3,650)	(9,359)
Principal payments on capital lease obligations	(2,124)	(2,131)	(1,580)

Net cash used in financing activities	(22,304)	(1,313,616)	(11,863)

Effect of exchange rate changes on cash and cash equivalents	137	860	(846)

Net change in cash and cash equivalents	(27,249)	(1,191,557)	(67,481)
Cash and cash equivalents, beginning of period	426,569	1,514,647	470,211

Cash and cash equivalents, end of period	$399,320	$323,090	$402,730

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$119,399	$79,834	$317,846
Income taxes paid	4,028	4,866	10,417
Supplemental disclosure of non-cash investing activities:
Accrued capital expenditures	$13,363	$5,770	$15,253
Put option derivative	—	—	36,040

Note:	The increase in cash and cash equivalents between the predecessor entity ending balance for the period January 1, 2008 to January 31, 2008 and the successor entity opening balance is due to approximately $1.1 billion in cash received in connection with the closing of the New Sponsors Acquisition Transactions.

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2009

Note 1    General

Basis of Presentation

The accompanying condensed consolidated financial statements of Intelsat, Ltd. and its subsidiaries (“Intelsat,” the “Company,” “we,” “us” or “our”) have not been audited, but are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements include all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of these financial statements. The results of operations for the periods presented are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 on file with the Securities and Exchange Commission. Intelsat is a wholly-owned subsidiary of Intelsat Holdings, Ltd. (“Intelsat Holdings”).

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

Although the effective date of the New Sponsors Acquisition was February 4, 2008, due to the immateriality of the results of operations for the period between February 1, 2008 and February 4, 2008, we have accounted for the New Sponsors Acquisition as if it had occurred on February 1, 2008, except for acquisition transaction costs, which are recorded within the predecessor period of January 1, 2008 to January 31, 2008.

Our condensed consolidated financial statements for the period January 1, 2008 to January 31, 2008 represent the “predecessor” entity. The period February 1, 2008 to March 31, 2008 and the three months ended March 31, 2009 represent the “successor” entity. As a result of the application of purchase accounting, the condensed consolidated financial statements of the predecessor entity are not comparable with the condensed consolidated financial statements of the successor entity, because they are, in effect, those of a new entity.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Examples of estimates include the determination of fair value with respect to certain assets acquired and liabilities assumed in the New Sponsors Acquisition, the

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

allowance for doubtful accounts, pension and postretirement benefits, the fair value of our undesignated interest rate swaps, the put option embedded derivative, the redeemable noncontrolling interest, income taxes, useful lives of satellites, intangible assets and other property and equipment, the recoverability of goodwill and the fair value of non-amortizable intangible assets. Changes in such estimates may affect amounts reported in future periods.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. FAS 157-4”). FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), when the volume and level of activity for an asset or liability have significantly decreased, there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states as the objective of fair value measurement which is to reflect how much an asset would be sold for in an orderly transaction, as opposed to a distressed or forced transaction at the date of the financial statements under current market conditions. Specifically, FSP No. FAS 157-4 reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. Additionally, FSP No. FAS 157-4 requires enhanced disclosures. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. We are currently evaluating the requirements of FSP No. FAS 157-4 and the impact, if any, on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 107-1 and APB 28-1 requires issuers to disclose on a quarterly basis qualitative and quantitative information about fair value estimates for all financial instruments not measured or reflected on the balance sheet at fair value. Previously, the disclosure requirement was limited to an annual basis. FSP No. FAS 107-1 and APB 28-1 will be effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We plan to adopt FSP No. FAS 107-1 and APB 28-1 and provide the additional disclosure requirements during the second quarter of 2009.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP No. FAS 132(R)-1”). FSP No. FAS 132(R)-1 provides additional disclosure requirements for the plan assets of a defined benefit pension or other postretirement plan. FSP No. FAS 132(R)-1 requires employers of public and nonpublic entities to disclose additional information detailing how investment allocation decisions are made, the major categories of plan assets including concentration of risk and fair-value measurements, and the fair value techniques used to measure the plan assets. The disclosure requirements are effective for years ending after December 15, 2009. We plan to adopt FSP No. FAS 132(R)-1 and provide the additional disclosure requirements in our Annual Report on Form 10-K for the year ending December 31, 2009.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

Note 2    Fair Value Measurements

SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements.

The fair value hierarchy established in SFAS No. 157 prioritizes the inputs used in valuation techniques into three levels as follows:

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

The following table presents assets and liabilities measured and recorded at fair value in our condensed consolidated balance sheet on a recurring basis and their level within the fair value hierarchy as of March 31, 2009 (in thousands):

		Fair Value Measurements at March 31, 2009
Description	As of March 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities	$6,451	$6,451	$—	$—

Total assets	$6,451	$6,451	$—	$—

Liabilities
Undesignated interest rate swaps	$153,330	$—	$153,330	$—
Put option derivative	36,040	—	—	36,040
Redeemable noncontrolling interest (1)	4,560	—	—	4,560

Total liabilities	$193,930	$—	$153,330	$40,600

(1)	Redeemable noncontrolling interest is classified as mezzanine equity in our condensed consolidated balance sheet.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

The following table presents our activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 for the three months ended March 31, 2009 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Redeemable Noncontrolling Interest	Put Option Derivative	Total
Balance at December 31, 2008	$4,500	$—	$4,500
Purchases, issuances and settlements	—	36,040	36,040
Net income attributable to noncontrolling interest	60	—	60

Balance at March 31, 2009	$4,560	$36,040	$40,600

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, such items are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as if there is evidence of impairment. During the three months ended March 31, 2009, our rights to operate at orbital locations were written down to their estimated fair value of $2.4 billion from their aggregate carrying value of $2.9 billion as of December 31, 2008, which was determined using unobservable inputs (see Note 7—Goodwill and Other Intangible Assets).

Note 3    Share-Based and Other Compensation Plans

(a) 2005 Share Plan

The board of directors of Intelsat Holdings adopted the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”) with an effective date of January 28, 2005. The 2005 Share Plan permitted granting of awards in the form of incentive share options, nonqualified share options, restricted shares, restricted share units, share appreciation rights, phantom shares and performance awards. Of the shares awarded under the 2005 Share Plan, a portion were time vesting shares, with 7/60 of such shares vesting on August 1, 2005 and the remainder vesting in fifty-three equal monthly installments of 1/60 of the shares per month beginning September 1, 2005. A portion of the shares awarded were performance shares that vest upon the meeting of certain performance criteria. Upon consummation of the New Sponsors Acquisition on February 4, 2008, all outstanding restricted performance shares under the 2005 Share Plan vested. Vested restricted shares (including time and performance vesting shares) were purchased at approximately $400 per share (the per share price specified in the BC Share Purchase Agreement). In connection with the vesting of these awards upon the consummation of the acquisition, we recorded compensation expense of $148.9 million in the predecessor period January 1, 2008 to January 31, 2008. In connection with the New Sponsors Acquisition, each unvested restricted share of Intelsat Holdings was exchanged for approximately four unvested restricted shares of Intelsat Global (“exchange shares”) and the exchange shares continued to be classified as a liability of Intelsat Global due to certain repurchase features in the 2005 Share Plan. In addition, the original vesting periods associated with the unvested Intelsat Holdings restricted shares continued. We recognized $2.2 million and $0.5 million as compensation expense for these restricted share grants during the successor period February 1, 2008 to March 31, 2008 and the three months ended March 31, 2009, respectively.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

A summary of the changes in Intelsat Global’s non-vested restricted shares during the three months ended March 31, 2009 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted shares:
Non-vested restricted shares outstanding as of January 1, 2009	159,019	$0.54
Restricted shares forfeited and repurchased at par value	(12,178)	$0.54
Vested	(34,667)	$0.54

Total non-vested restricted shares at March 31, 2009	112,174	$0.54

The non-vested restricted shares had a remaining weighted average vesting period of 10 months.

(b) Share-Based Compensation Arrangements Under the 2005 Share Plan

During 2006 and 2007, Intelsat Holdings entered into share-based compensation arrangements (“SCAs”) with selected employees of Intelsat Holdings and its direct and indirect subsidiaries under the 2005 Share Plan, which would permit such employees to purchase Intelsat Holdings common shares. These SCAs vested over time and were subject to continued employment through each applicable vesting date. The vesting of these SCAs was to accelerate in the event of the occurrence of both a change in control and a termination without cause (each as defined in the 2005 Share Plan) of the relevant employee. Any outstanding but unexercised SCAs could be cancelled at any time after termination of employment. Shares issued as a result of the exercise of SCAs could be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enabled Intelsat Holdings to recover the shares without transferring any appreciation in value if the employee were to terminate voluntarily, the SCAs were not deemed to be granted under SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). The repurchase features provided that if an employee were to be terminated without cause or upon death or disability, Intelsat Holdings would have the right for two years to repurchase any vested shares at fair value as determined on the termination date.

In connection with the New Sponsors Acquisition, vesting in SCAs issued under the 2005 Share Plan doubled at consummation of the transaction if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price of each share covered. In connection with the vesting and cancellation of these awards, we recorded expense of $47.6 million in the predecessor period January 1, 2008 to January 31, 2008. The remaining unvested SCAs were rolled over into new options of Intelsat Global, but as of March 31, 2009 continued to be subject to certain repurchase features and thus continued to be deemed not granted under SFAS No. 123(R).

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

Note 4    Retirement Plans and Other Retiree Benefits

(a) Pension and Other Postretirement Benefits

We maintain a noncontributory defined benefit retirement plan covering substantially all employees hired prior to July 19, 2001. The cost of providing benefits to eligible participants under the defined benefit retirement plan is calculated using the plan’s benefit formulas, which take into account the participants’ remuneration, dates of hire, years of eligible service, and certain actuarial assumptions. In addition, as part of the overall medical plan, we provide postretirement medical benefits to certain current retirees, as well as to employees hired prior to January 1, 2004 who meet certain criteria.

Concurrent with our privatization in 2001, the defined benefit retirement plan became subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. We expect that our future contributions to the defined benefit retirement plan will be based on the minimum funding requirements of the Internal Revenue Code and on the plan’s funded status.

Recent market conditions have resulted in an unusually high degree of volatility and increased risks related to the short-term liquidity of certain investments held by our defined benefit retirement plan, which could impact the value of the plan assets after the date of these condensed consolidated financial statements. Additionally, any significant decline in the fair value of our defined benefit retirement plan assets could affect its funded status. The impact on the funded status as of October 1, the plan’s annual measurement date, will be determined based upon market conditions in effect when we complete our annual valuation. Based on these criteria, we were not required to make additional contributions in 2008 to the defined benefit retirement plan, and we currently expect that we will not be required to make any additional contributions during 2009. However, as a result of the recent decline in value of our defined benefit retirement plan assets, we currently anticipate significant funding in future years.

Included in accumulated other comprehensive loss at March 31, 2009 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $1.6 million ($1.0 million, net of tax) and unrecognized actuarial losses of $108.6 million ($68.8 million, net of tax).

Net periodic pension benefit costs included the following components (in thousands):

	Predecessor Entity	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to March 31, 2008	Three Months Ended March 31, 2009
Service cost	$217	$414	$694
Interest cost	1,621	3,376	5,176
Expected return on plan assets	(2,014)	(3,850)	(5,143)
Amortization of unrecognized prior service cost	(26)	—	(43)
Amortization of unrecognized net loss	18	—	—

Net periodic (benefit) costs	$(184)	$(60)	$684

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

Net periodic other postretirement benefit costs included the following components (in thousands):

	Predecessor Entity	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to March 31, 2008	Three Months Ended March 31, 2009
Service cost	$83	$155	$195
Interest cost	387	831	1,202
Amortization of unrecognized prior service cost	10	—	—
Amortization of unrecognized net gain	(24)	—	—

Total costs	$456	$986	$1,397

(b) Other Retirement Plans

We maintain two defined contribution retirement plans, qualified under the provisions of Section 401(k) of the Internal Revenue Code, for our employees in the United States. One plan is for Intelsat employees who were hired before July 19, 2001 or otherwise participate in the Supplemental Retirement Income Plan (the “SRIP”) and the other plan is for Intelsat employees hired on or after July 19, 2001, the Retirement Savings Plan (the “RSP”). Each employee participating in the SRIP or RSP is eligible to contribute, on a tax deferred basis and on an after-tax basis, up to 100% of eligible earnings, subject to regulatory limits. We match 50% of employee contributions up to 2% of eligible earnings for participants in the SRIP, and 100% of employee contributions up to 5% of eligible earnings for participants in the RSP. Additionally, we provide a discretionary contribution based on performance against pre-defined metrics of between 0% and 4% of eligible earnings for employees participating in the SRIP or the RSP and a fixed contribution of 2% of eligible earnings for participants in the RSP, all subject to regulatory limits. We recognized compensation expense for these plans of $0.5 million, $1.2 million and $1.7 million for the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to March 31, 2008, and the three months ended March 31, 2009, respectively. We also maintain other defined contribution retirement plans in several non-U.S. jurisdictions, but such plans are not material to our financial position or results of operations.

Note 5    Satellites and Other Property and Equipment

Satellites and other property and equipment, net, including a satellite utilized under a capital lease agreement, were comprised of the following (in thousands):

	As of December 31, 2008	As of March 31, 2009
Satellites and launch vehicles	$5,372,439	$5,472,697
Information systems and ground segment	332,750	336,161
Buildings and other	264,907	265,269

Total cost	5,970,096	6,074,127
Less: accumulated depreciation	(630,425)	(785,980)

Total	$5,339,671	$5,288,147

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

Satellites and other property and equipment, net as of December 31, 2008 and March 31, 2009 included construction-in-progress of $538.5 million and $656.2 million, respectively. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $4.7 million, $11.2 million and $13.5 million were capitalized in the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to March 31, 2008 and the three months ended March 31, 2009, respectively.

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

Note 6    Investments

(a) WildBlue Communications, Inc.

We have an ownership interest of approximately 25% in WildBlue Communications, Inc. (“WildBlue”), a company offering broadband Internet access services in the continental United States via Ka-band satellite capacity. We account for our investment using the equity method of accounting. Because of a history of operating and on-going losses at WildBlue, the investment was determined to have a new basis of zero in connection with the allocation of the purchase price from the New Sponsors Acquisition at February 1, 2008. As of March 31, 2008 and 2009, our cumulative losses exceeded the investment, and as a result, the investment balance remained at zero and no additional losses from WildBlue were recognized.

(b) Horizons-1 and Horizons-2

As a result of our acquisition of PanAmSat Holding Corporation and its subsidiaries (“PanAmSat”) on July 3, 2006 and related transactions (the “PanAmSat Acquisition Transactions”), we have a joint venture with JSAT International, Inc. (“JSAT”), a leading satellite operator in the Asia-Pacific region. The joint venture is named Horizons Satellite Holdings, LLC, and consists of two investments: Horizons-1 and Horizons-2. We provide certain services to the joint venture and utilize capacity from the joint venture.

Horizons-1 owns and operates the Ku-band portion of the Horizons-1 satellite in the fixed satellite services sector, offering service to customers in the Asia-Pacific region. We have a 50% ownership interest in Horizons-1, an investment which is accounted for under the equity method of accounting. Our share of the results of Horizons-1 is included in other income, net in the accompanying condensed consolidated statements of operations and was $0.02 million, $0.03 million and $0.04 million for the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to March 31, 2008 and the three months ended March 31, 2009, respectively. The investment balance of $15.7 million and $14.9 million as of December 31, 2008 and March 31, 2009, respectively, was included within other assets in the accompanying condensed consolidated balance sheets.

During the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to March 31, 2008 and the three months ended March 31, 2009, we recorded expenses of $0.3 million, $0.6 million and $0.9 million, respectively, in relation to the utilization of Ku-band satellite capacity from Horizons-1. Additionally, we provide tracking, telemetry and control (“TT&C”) and administrative services for the Horizons-1 satellite. We recorded revenue for these services of $0.1 million, $0.1 million and $0.2 million during the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to March 31, 2008 and the three months ended March 31, 2009, respectively.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

We also have a revenue share agreement with JSAT related to services sold on the Horizons-1 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. As a result of this agreement, we reduced revenue by $1.1 million, $2.3 million and $3.8 million for the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to March 31, 2008 and the three months ended March 31, 2009, respectively. The payable due to JSAT was $2.0 million and $2.4 million as of December 31, 2008 and March 31, 2009, respectively.

On August 1, 2005, Intelsat Corporation (“Intelsat Corp”), our indirect wholly-owned subsidiary, formed a second satellite joint investment with JSAT to build and launch a Ku-band satellite (“Horizons–2”). The Horizons-2 satellite was launched in December 2007 and placed into service in February 2008. Our investment is being accounted for using the equity method of accounting. The total future joint investment in Horizons-2 is expected to be $160.8 million as of March 31, 2009, of which each of the joint venture partners is required to fund their 50% share. Our share of the results of Horizons-2 is included in other income, net in the accompanying condensed consolidated statements of operations and was income of $0.06 million and $0.09 million for the successor period February 1, 2008 to March 31, 2008 and the three months ended March 31, 2009, respectively. As of December 31, 2008 and March 31, 2009, the investment balance of $79.2 million and $79.0 million, respectively, was included within other assets in the accompanying condensed consolidated balance sheets.

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $6.1 million in March 2008 and March 2009. We have entered into a security and pledge agreement with a third-party lender and, pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee in accordance with FASB Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. We have recorded a liability of $12.2 million within accrued liabilities as of December 31, 2008 and March 31, 2009, and a liability of $61.0 million and $54.9 million within other long-term liabilities as of December 31, 2008 and March 31, 2009, respectively, in the accompanying condensed consolidated balance sheets.

We provide TT&C and administrative services for the Horizons-2 satellite. We did not receive any revenue for these services during the predecessor period January 1, 2008 to January 31, 2008. We recorded revenue for these services of $0.2 million during the successor period February 1, 2008 to March 31, 2008 and the three months ended March 31, 2009. During the successor period February 1, 2008 to March 31, 2008 and the three months ended March 31, 2009, we recorded expenses of $1.2 million and $1.8 million, respectively, in relation to the utilization of satellite capacity for the Horizons-2 satellite.

We also have a revenue share agreement with JSAT related to services sold on the Horizons-2 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. As a result of this agreement, we reduced revenue by $0.8 million and $2.1 million for the successor period February 1, 2008 to March 31, 2008 and the three months ended March 31, 2009, respectively. The amount payable to JSAT was $2.2 million and $1.9 million as of December 31, 2008 and March 31, 2009, respectively.

(c) New Dawn

In June 2008, we entered into a project and shareholders’ agreement (the “New Dawn Project Agreement”) with Convergence SPV Ltd. (“Convergence Partners”) pursuant to which New Dawn Satellite Company Ltd

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

(“New Dawn”), a Mauritius company in which we have a 74.9% indirect ownership interest and Convergence Partners has a 25.1% noncontrolling ownership interest, intends to procure and launch a new satellite to provide satellite transponder services to customers in Africa. We currently expect the satellite to be launched during the fourth quarter of 2010.

New Dawn entered into a secured loan financing arrangement, which is non-recourse to New Dawn’s shareholders, including us and our wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions, on December 5, 2008 to obtain $215.0 million of financing to fund a portion of the cost of construction and launch of the new satellite (see Note 8—Long-Term Debt). In addition, we and Convergence Partners have agreed to make certain capital contributions to New Dawn in proportion to our respective ownership interests in New Dawn to fund a portion of these costs. Out of the total equity contributions of $18.3 million in 2008, our initial capital contributions were $13.7 million and Convergence Partners’ contributions were $4.6 million. New Dawn and its subsidiaries are unrestricted subsidiaries for purposes of applicable indentures and credit agreements of Intelsat and its wholly-owned subsidiaries.

We have agreed to provide sales and marketing services, engineering and administrative support services, and to perform satellite-related consulting and technical services for New Dawn. The services include the provision of program management services with respect to the satellite and launch vehicle construction programs as well as TT&C services for the new satellite. In addition, for a fee of $15.0 million together with assumption of continuing payment obligations, we assigned New Dawn a launch service contract to provide for the launch of the Intelsat New Dawn satellite.

New Dawn is accounted for in accordance with SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). Convergence Partners has at its option the ability to require Intelsat to buy its ownership interest at fair value subsequent to the operations of New Dawn’s assets for a period as defined in the New Dawn Project Agreement. As a result of this option, and in accordance with EITF Topic No. D-98, Classification and Measurement of Redeemable Securities, we have reflected the estimated amounts that we would pay to Convergence Partners as if the option was exercised within mezzanine equity. We have assessed the significance of the Level 3 inputs to the overall valuation and have concluded that the valuation in its entirety is classified in Level 3 of the fair value hierarchy.

As of March 31, 2009, we consolidated New Dawn within our condensed consolidated financial statements, net of appropriate eliminating entries. Additionally, we accounted for the percentage interest in New Dawn owned by Convergence Partners as a noncontrolling interest. We implemented SFAS No. 160 during the first quarter of 2009, which resulted in our reclassifying the noncontrolling interest balance to mezzanine equity.

Note 7    Goodwill and Other Intangible Assets

The carrying amounts of goodwill and acquired intangible assets not subject to amortization consist of the following (in thousands):

	As of December 31, 2008	As of March 31, 2009
Goodwill	$6,774,334	$6,774,334
Trade name	70,400	70,400
Orbital locations	2,886,800	2,387,700

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

We determine the estimated fair value of our rights to operate at orbital locations using the build up method as described below, to determine the cash flows for the income approach, with the resulting projected cash flows discounted at an appropriate weighted average cost of capital. In instances where the build up method did not generate positive value for the right to operate at an orbital location, but the right was expected to generate revenue, we assigned a value based upon independent source data for recent transactions of similar orbital locations.

Under the build up method, the amount an investor would be willing to pay for the right to operate a satellite business at an orbital location is calculated by first estimating the cash flows that typical market participants would assume could be available from the right to operate satellites using the orbital location in a similar market. It is assumed that rather than acquiring such a business as a going concern, the buyer would hypothetically start with the right to operate at an orbital location and build a new operation with similar attributes. Thus the buyer or builder is considered to incur the start-up costs and losses typically associated with the going concern value and pay for all other tangible and intangible assets.

We account for goodwill and other non-amortizable intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and have deemed these assets to have indefinite lives. Therefore, these assets are not amortized but are tested on an annual basis for impairment during the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. During the first quarter of 2009, the credit markets continued to experience difficulties, with new debt issuances being priced at significantly higher effective interest rates as compared to the pricing of debt issuances completed in prior periods. The higher effective interest rates reflected, in our view, higher discounts being applied in the valuation of companies generally, and were therefore considered by us to be an indicator of potential impairment to the fair value of our right to operate at orbital locations. The higher interest rates resulted in an increase to our weighted average cost of capital, and led to our recognizing a non-cash impairment charge of $499.1 million during the three months ended March 31, 2009.

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consist of the following (in thousands):

	As of December 31, 2008			As of March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$743,760	$(146,745)	$597,015	$743,760	$(177,785)	$565,975
Customer relationships	534,030	(8,266)	525,764	534,030	(13,291)	520,739
Technology	2,700	(1,204)	1,496	2,700	(1,663)	1,037

Total	$1,280,490	$(156,215)	$1,124,275	$1,280,490	$(192,739)	$1,087,751

Intangible assets are amortized based on the expected pattern of consumption. We recorded amortization expense of $7.8 million, $27.8 million and $36.5 million for the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to March 31, 2008 and the three months ended March 31, 2009, respectively.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

Note 8    Long-Term Debt

The carrying amounts of notes payable and long-term debt were as follows (in thousands):

	As of December 31, 2008	As of March 31, 2009
	Amount	Amount
Intelsat, Ltd.:
6.5% Senior Notes due November 2013	$700,000	$353,550
Unamortized discount on 6.5% Senior Notes	(215,885)	(105,174)
7.625% Senior Notes due April 2012	600,000	485,841
Unamortized discount on 7.625% Senior Notes	(118,883)	(90,520)

Total Intelsat, Ltd. obligations	965,232	643,697

Intelsat Bermuda:
11.25% Senior Notes due February 2017	2,805,000	2,805,000
11.5% / 12.5% Senior PIK Election Notes due February 2017	2,258,815	2,399,991

Total Intelsat Bermuda obligations	5,063,815	5,204,991

Intelsat Jackson:
11.25% Senior Notes due June 2016	1,048,220	1,048,220
Unamortized premium on 11.25% Senior Notes	6,184	6,049
11.5% Senior Notes due June 2016	284,595	284,595
9.5% Senior Notes due June 2016	701,913	701,913
9.25% Senior Notes due June 2016	55,035	55,035
Senior Unsecured Credit Facilities due February 2014	195,152	195,152
New Senior Unsecured Credit Facilities due February 2014	810,876	810,876
Note payable to Intelsat Holdings, Ltd.	34,000	34,000

Total Intelsat Jackson obligations	3,135,975	3,135,840

Intermediate Holdco:
9.25% Senior Discount Notes due February 2015	4,125	4,220
9.5% Senior Discount Notes due February 2015	435,072	445,326

Total Intermediate Holdco obligations	439,197	449,546

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

	As of December 31, 2008	As of March 31, 2009
	Amount	Amount
Intelsat Sub Holdco:
8.25% Senior Notes due January 2013	400	400
8.5% Senior Notes due January 2013	883,346	883,346
8.625% Senior Notes due January 2015	430	430
8.875% Senior Notes due January 2015	681,012	681,012
Senior Secured Credit Facilities due July 2013	337,855	336,993
8.875% Senior Notes due January 2015, Series B	—	400,000
Unamortized discount on 8.875% Senior Notes	—	(80,835)
Capital lease obligations	2,050	470
7% Note payable to Lockheed Martin Corporation	10,000	5,000

Total Intelsat Sub Holdco obligations	1,915,093	2,226,816

New Dawn:
Senior Secured Debt Facility	—	16,706
Mezzanine Facility Term Loan	—	12,071

New Dawn obligations	—	28,777

Intelsat Corp:
Senior Secured Credit Facilities due January 2014	1,751,260	1,746,792
Unamortized discount on Senior Secured Credit Facilities	(13,052)	(12,499)
Senior Secured Credit Facilities due July 2012	275,830	258,035
9% Senior Notes due August 2014	1,016	1,016
9.25% Senior Notes due August 2014	658,119	658,119
9% Senior Notes due January 2016	10	10
9.25% Senior Notes due June 2016	580,720	580,720
6.875% Senior Secured Debentures due January 2028	125,000	125,000
Unamortized discount on 6.875% Senior Secured Debentures	(24,882)	(24,758)

Total Intelsat Corp obligations	3,354,021	3,332,435

Total Intelsat, Ltd. long-term debt	14,873,333	15,022,102

Less:
Current portion of capital lease obligations	1,859	377
Current portion of long-term debt	97,499	97,499

Total current portion	99,358	97,876

Total long-term debt, excluding current portion	$14,773,975	$14,924,226

Recent Financing Activities

On February 12, 2009, our indirect subsidiary, Intelsat Subsidiary Holding Company, Ltd. (“Intelsat Sub Holdco”), purchased $114.2 million of Intelsat, Ltd.’s outstanding 7 5/8% Senior Notes due 2012 for $93.3 million and $346.5 million of Intelsat, Ltd.’s outstanding 6 1/2% Senior Notes due 2013 for $254.6 million pursuant to a cash tender offer (the “Tender Offer”). On February 12, 2009, Intelsat Sub Holdco completed an offering of $400.0 million aggregate principal amount at maturity of 8 7/8% Senior Notes due 2015, Series B (the

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

“2009 Senior Notes”), which yielded approximately $348.3 million of net proceeds at issuance (the “2009 Sub Holdco Notes Offering”). The net proceeds of the 2009 Sub Holdco Notes Offering, together with cash on hand, were used to fund the Tender Offer, to pay related fees and expenses and for general corporate purposes. The 2009 Senior Notes have terms substantially similar to Intelsat Sub Holdco’s outstanding 8 7/8% Senior Notes due 2015 issued in June 2008.

A loss on early extinguishment of debt was recognized in connection with the Tender Offer. The loss was primarily driven by the difference between the carrying value of the Intelsat, Ltd. notes purchased and the cash paid for the purchase. The value of the Intelsat, Ltd. notes had been adjusted to fair value in connection with the New Sponsors Acquisition as of February 4, 2008.

At the date of issuance of the 2009 Senior Notes, we determined that these debt instruments contained a contingent put option clause within the host contract, which affords the holders of the notes the option to require the issuer to repurchase such notes at 101% of their principal amount in the event of a change of control, as defined in the indenture governing the notes. In our evaluation of the financing arrangement, we concluded that the contingent put option required bifurcation in accordance with current accounting standards, including SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). We were therefore required to bifurcate the contingent put option and carry it as a derivative liability at fair value. We estimated the fair value of the derivative on the date of inception using a standard valuation technique, which places the most significant emphasis upon the estimated date and probability of a change of control and incorporates the issue price, maturity date and change of control put price. The fair value of the embedded derivative was calculated at $36.0 million upon inception. The allocation of a portion of the proceeds from the debt issuance to the fair value of the embedded derivative resulted in an additional discount to the carrying value of the 2009 Senior Notes. The additional discount will be amortized in the consolidated statements of operations using the effective interest method over the term of the 2009 Senior Notes. Additionally, the embedded derivative will be adjusted to fair value at the end of each reporting period with any change in fair value recognized through earnings.

New Dawn Credit Facilities

On December 5, 2008, New Dawn entered into a $215.0 million secured financing arrangement that consists of a senior and mezzanine term loan facilities. The credit facilities are non-recourse to New Dawn’s shareholders, including us and our wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions. Up to $25.0 million of the facilities is subject to cancellation if additional funding commitments are not secured by the original lenders by a specified date. The senior facility provides for a commitment of up to $125.0 million. The interest rate on term loans under the senior facility is the aggregate of the London Interbank Offered Rate (“LIBOR”) plus an applicable margin between 3.0% and 4.0%. The mezzanine facility provides for a commitment of up to $90.0 million. The interest rate on term loans under the mezzanine facility is the aggregate of LIBOR plus an applicable margin between 5.3% and 6.3%. New Dawn is required to pay a commitment fee at a rate per annum of 0.5% on any unused commitments under the credit facilities. During the three months ended March 31, 2009, New Dawn incurred satellite related capital expenditures of $16.0 million and had aggregate outstanding borrowings of $28.8 million under the credit facilities.

Senior Secured Revolving Credit Facilities

No amounts were outstanding under our revolving credit facilities as of March 31, 2009; however, we had aggregate outstanding letters of credit of $9.0 million under the revolver portion of Intelsat Sub Holdco’s senior secured credit facilities and $2.1 million under the revolver portion of Intelsat Corp’s senior secured credit facilities. Intelsat Sub Holdco and Intelsat Corp had $209.9 million (net of standby letters of credit) and $152.2

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

million (net of standby letters of credit), respectively, of availability remaining under their senior secured credit facilities at that date, assuming that the one of the lenders, representing approximately 12% of the lender commitments under each of Intelsat Sub Holdco’s and Intelsat Corp’s revolving credit facilities, equivalent to approximately $31.1 million and $20.8 million of the availability as of March 31, 2009, respectively, would not provide any funds in response to a borrowing request. Under the terms of the credit agreements governing both Intelsat Sub Holdco’s senior secured credit facilities and Intelsat Corp’s amended and restated senior secured credit facilities, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat, Ltd., with a senior secured debt covenant included in the indenture governing Intelsat, Ltd.’s outstanding senior notes. As a result, under certain circumstances, Intelsat Sub Holdco may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Corp has certain amounts outstanding under its revolving credit facility, and Intelsat Corp may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving credit facility.

Note 9    Derivative Instruments and Hedging Activities

Interest Rate Swaps

As of March 31, 2009, we held interest rate swaps with an aggregate notional amount of $3.0 billion with maturities ranging from 2010 to 2013. These swaps were entered into as described below to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities, but have not been designated as hedges for accounting purposes. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest.

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

All of these interest rate swaps were undesignated as of March 31, 2009. The swaps have been marked-to-market with any change in fair value recorded within loss on undesignated interest rate swaps in our condensed consolidated statements of operations.

As of December 31, 2008 and March 31, 2009, $2.4 million and $3.1 million was included in other current liabilities, respectively, and $156.7 million and $150.2 million was included in other long-term liabilities, respectively, within our condensed consolidated balance sheets related to the interest rate swaps.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

Put Option Embedded Derivative Instrument

As discussed in Note 8—Long-Term Debt, following an evaluation of the 2009 Sub Holdco Notes Offering, we concluded that the contingent put option embedded within the indenture governing the 2009 Senior Notes meets the criteria under SFAS No. 133 to be bifurcated from the debt host instrument and classified as a derivative instrument. We estimated the fair value of the embedded derivative on the issuance date and will subsequently revalue the derivative at the end of each reporting period, recognizing any change in fair value through earnings. We used a standard valuation technique whereby the critical assumptions and underlyings include the debt maturity date, issue price, coupon rate, change of control put price, and the estimated date of a change in control.

The following tabular presentation sets forth the fair value of our derivatives by category as of March 31, 2009 (in thousands):

		Asset Derivative	Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value at March 31, 2009	Fair Value at March 31, 2009
Undesignated interest rate swaps (a)	Other long-term liabilities	$18,470	$168,686
Undesignated interest rate swaps	Other current liabilities	—	3,114
Put option embedded derivative	Other long-term liabilities	—	36,040

Total derivatives		$18,470	$207,840

(a)	The value of undesignated interest rate swaps on our condensed consolidated balance sheet is net of $18.5 million, which represents the fair value of options permitting us to terminate the underlying swaps. The fair value of these options is classified as an asset derivative in the table above.

The following tabular presentation sets forth the effect of the derivative instruments on the condensed consolidated statement of operations for the three months ended March 31, 2009 (in thousands):

Derivatives not designated as hedging instruments	Location of Loss from Derivative	Three Months Ended March 31, 2009
Undesignated interest rate swaps	Loss on undesignated interest rate swaps	$7,956
Put option embedded derivative (a)		—

Total derivatives		$7,956

(a)	The put option embedded derivative was entered into in the first quarter of 2009 and recorded to fair value as of February 28, 2009. The fair value as of March 31, 2009 did not materially change, resulting in zero impact to the condensed consolidated statement of operations.

Note 10    Income Taxes

Because Bermuda does not currently impose an income tax, our statutory tax rate is zero. The difference between tax expense (benefit) reported in the condensed consolidated statements of operations and tax computed at statutory rates is attributable to the provision for foreign taxes, which were principally in the United States and United Kingdom, as well as withholding taxes on revenue earned in many of the foreign markets in which we operate.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

We operate in various taxable jurisdictions throughout the world and our tax returns are subject to audit and review from time to time. We consider the United Kingdom and United States to be our significant tax jurisdictions. Our U.S. and U.K. subsidiaries are subject to federal, state and local income tax examination for periods after July 18, 2001.

As of December 31, 2008 and March 31, 2009, our gross unrecognized tax benefits were $86.8 million and $88.7 million, respectively (including interest and penalties), of which $65.4 million and $66.7 million, respectively, if recognized, would affect our effective tax rate. As of March 31, 2009, we had recorded reserves for interest and penalties in the amount of $5.7 million. We continue to recognize interest and, to the extent applicable, penalties with respect to the unrecognized tax benefits as income tax expense. Since December 31, 2008, the change in the balance of unrecognized tax benefits consisted of an increase of $2.4 million related to prior period tax positions and a decrease of $0.4 million related to prior period tax positions.

The income tax returns for two of our U.K. indirect subsidiaries are currently under examination by the U.K. tax authorities: Intelsat Global Sales & Marketing Ltd. for the years ended December 31, 2001, 2002, 2003, 2004, 2005 and 2006 and PanAmSat Europe Ltd. for the year ended December 31, 2003. During the first quarter of 2009, we had discussions with the U.K. revenue authorities regarding our outstanding audit issues. While the ultimate outcome of such examinations cannot be predicted, substantial progress was made towards resolving most of the outstanding issues. As a result, management has reduced its estimate of the U.K. unrecognized tax benefits by $2.0 million during the three months ended March 31, 2009.

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

During the third quarter of 2008, the Internal Revenue Service began an audit of Intelsat Corp for the years ended December 31, 2005 and 2006. At this point in time, it is too early to anticipate both the length of the audit and the probability of any adjustments.

Prior to August 20, 2004, our subsidiary, Intelsat Corp, joined with The DIRECTV Group and General Motors Corporation in filing a consolidated U.S. federal income tax return. In April 2004, Intelsat Corp entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among Intelsat Corp and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify Intelsat Corp for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from Intelsat Corp regarding any liability for the federal or consolidated state or local income taxes of General Motors Corporation and The DIRECTV Group, except those income taxes Intelsat Corp is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corp for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on, or prior to, the day of the closing of the PanAmSat recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, Intelsat Corp’s tax exposure after indemnification related to these periods is capped at $15.0 million, of which $4.0 million has been paid to date. The tax separation agreement with The DIRECTV Group is effective

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates. As of December 31, 2008 and March 31, 2009, we recorded tax indemnification receivables of $5.9 million and $6.5 million, respectively.

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

Note 11    Restructuring and Transaction Costs

Our restructuring and transaction costs include historical facilities restructuring plans and management-approved restructuring plans to consolidate and integrate the management and operations of Intelsat and PanAmSat subsequent to consummation of the PanAmSat Acquisition Transactions as well as transaction-related expenses incurred in connection with the New Sponsors Acquisition.

(a) Facilities Restructuring Plan

We approved a facilities restructuring plan subsequent to the consummation of the PanAmSat Acquisition Transactions which includes the closure of PanAmSat’s former corporate headquarters in Wilton, Connecticut, as well as two other locations in the United States. These costs relate primarily to payments due on existing lease obligations that are expected to be incurred and paid through 2011. PanAmSat also had recorded liabilities in connection with its 2002 approval of a plan to restructure several of its United States locations and close certain facilities, some of which are currently being leased through 2011. The facilities restructuring liability was $5.5 million and $5.1 million as of December 31, 2008 and March 31, 2009, respectively, the current portion of which is included in accounts payable and accrued liabilities, with the remainder in other long-term liabilities in the condensed consolidated balance sheets. We expect to pay $2.2 million within the next 12 months in connection with the facilities restructuring plan.

(b) Workforce Restructuring Plan

As part of the consolidation and integration associated with the PanAmSat Acquisition Transactions, we approved a workforce restructuring plan. This plan provided for the relocation and/or severance of employees due to planned facility closures. This workforce reduction covered approximately 400 employees. A workforce restructuring liability of $0.4 million and $0.2 million as of December 31, 2008 and March 31, 2009, respectively, was included in employee related liabilities in the condensed consolidated balance sheets and the remaining liability at March 31, 2009 is expected to be paid in 2009.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

The following table summarizes the recorded accruals, which are included in accounts payable and accrued liabilities, employee related liabilities, and other long-term liabilities in the accompanying condensed consolidated balance sheets, and activity related to the facilities restructuring and workforce restructuring (in millions):

	Facilities Restructuring Plan	Workforce Restructuring Plan	Total
Balance at January 1, 2009	$5.5	$0.4	$5.9
Net cash payments	(0.4)	(0.2)	(0.6)

Balance at March 31, 2009	$5.1	$0.2	$5.3

No additional costs related to the facilities restructuring plan or the workforce restructuring plan are expected to be incurred.

Note 12    Contingencies

(a) Litigation and Claims

We are subject to litigation in the ordinary course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

(b) LCO Protection

Most of the customer service commitments entered into prior to our privatization were transferred to us pursuant to novation agreements. Certain of these agreements contain provisions, including provisions for lifeline connectivity obligation (“LCO”) protection, which constrain our ability to price services in some circumstances. Our LCO contracts require us to provide customers with the right to renew their service commitments covered by LCO contracts at prices no higher than the prices charged for those services on the privatization date. Under some circumstances, we may also be required by an LCO contract to reduce the price for a service commitment covered by the contract. LCO protection may continue until July 18, 2013. As of March 31, 2009, we had approximately $159.7 million of backlog covered by LCO contracts and to date we have not been required to reduce prices for our LCO-protected service commitments. There can be no assurance that we will not be required to reduce prices in the future under our LCO commitments.

(c) Other

Boeing Satellite Systems, Inc. has security interests in certain transponders on the IS-2, IS-3R, IS-4 and IS-5 satellites to secure incentive payments owed by us pursuant to satellite construction contracts.

Note 13    Business and Geographic Segment Information

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

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

The geographic distribution of our revenue was as follows:

	Predecessor Entity	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to March 31, 2008	Three Months Ended March 31, 2009
North America	48%	48%	50%
Europe	16%	17%	16%
Africa and Middle East	18%	17%	17%
Latin America and Caribbean	11%	11%	10%
Asia Pacific	7%	7%	7%

Approximately 7%, 5% and 4% of our revenue was derived from our largest customer during the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to March 31, 2008 and the three months ended March 31, 2009, respectively. The ten largest customers accounted for approximately 23%, 21% and 21% of our revenue for the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to March 31, 2008 and the three months ended March 31, 2009, respectively.

Our revenues were derived from the following services:

	Predecessor Entity		Successor Entity
	Period January 1, 2008 to January 31, 2008		Period February 1, 2008 to March 31, 2008		Three Months Ended March 31, 2009
	(in thousands, except percentages)
Transponder services	$146,344	77%	$291,179	76%	$470,056	74%
Managed services	23,847	12%	49,961	13%	79,970	13%
Channel	12,525	7%	24,830	7%	34,135	5%
Mobile satellite services and other	7,545	4%	16,447	4%	47,686	8%

Total	$190,261	100%	$382,417	100%	$631,847	100%

Note 14    Related Party Transactions

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

March 31, 2009

(b) Monitoring Fee Agreements and Transaction Fees

In connection with the closing of the New Sponsors Acquisition on February 4, 2008, Intelsat (Bermuda), Ltd. (“Intelsat Bermuda”), our wholly-owned subsidiary, entered into a new monitoring fee agreement (the “2008 MFA”) with BC Partners and Silver Lake Management Company III, L.L.C. (together, the “2008 MFA parties”), pursuant to which the 2008 MFA parties provide certain monitoring, advisory and consulting services to Intelsat Bermuda. We recorded expense for services associated with the 2008 MFA of $1.5 million and $5.8 million during the successor period February 1, 2008 to March 31, 2008 and the three months ended March 31, 2009, respectively.

As payment for certain structuring and advisory services rendered, Intelsat Bermuda also paid and expensed an aggregate transaction and advisory fee of $60.0 million to the 2008 MFA parties upon the closing of the New Sponsors Acquisition.

In connection with the closing of the PanAmSat Acquisition Transactions, Intelsat Bermuda entered into a monitoring fee agreement (the “2006 MFA”) with the former sponsors, or affiliates of, or entities advised by, designated by or associated with, the former sponsors, as the case may be (collectively, the “2006 MFA parties”), pursuant to which the 2006 MFA parties provided certain monitoring, advisory and consulting services with respect to Intelsat Bermuda, PanAmSat Holdco and their respective subsidiaries. In connection with the consummation of the New Sponsors Acquisition, this agreement was terminated. Pursuant to the 2006 MFA, an annual fee equal to the greater of $6.25 million or 1.25% of Intelsat Corp Adjusted EBITDA (as defined in the indenture governing the 9% Senior Notes due 2016 of Intelsat Corp) was to be paid, and Intelsat Bermuda reimbursed the 2006 MFA parties for their out-of-pocket expenses. We recorded expense for services associated with the 2006 MFA of $0.7 million during the predecessor period January 1, 2008 to January 31, 2008.

In connection with the closing of the our acquisition by Intelsat Holdings in January 2005, Intelsat Sub Holdco entered into a monitoring fee agreement (the “2005 MFA”) with Intelsat Holdings and the former sponsors, or affiliates of, or entities advised by, designated by or associated with, the former sponsors, as the case may be (collectively, the “2005 MFA parties”), pursuant to which the 2005 MFA parties provided certain monitoring, advisory and consulting services to Intelsat. In connection with the consummation of the New Sponsors Acquisition, this agreement was terminated. Pursuant to the 2005 MFA, Intelsat Sub Holdco was obligated to pay an annual fee equal to the greater of $6.25 million or 1.25% of adjusted EBITDA as defined in the indenture governing Intelsat Sub Holdco’s 8 1/4% Senior Notes due 2013 and Intelsat Sub Holdco’s 8 5/8% Senior Notes due 2015, and to reimburse the 2005 MFA parties for their out-of-pocket expenses. We recorded expense for services associated with the 2005 MFA of $1.0 million during the predecessor period January 1, 2008 to January 31, 2008.

(c) Ownership by Management

In connection with and after the closing of the PanAmSat Acquisition Transactions, Intelsat Holdings entered into SCAs under its existing 2005 Share Plan with certain directors, officers and key employees of Intelsat Holdings and its subsidiaries. In addition, upon consummation of the New Sponsors Acquisition on February 4, 2008, all outstanding restricted performance shares under the 2005 Share Plan vested. Vesting in SCAs issued under the 2005 Share Plan doubled at consummation of the New Sponsors Acquisition if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price of each share covered. Vested restricted shares (including time and performance vesting shares) were purchased at approximately $400 per share (the per share price specified in the BC Share Purchase Agreement). In

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

connection with the vesting and modification of these awards upon the consummation of the acquisition, we recorded compensation expense of $197.2 million in January 2008.

Certain directors, officers and key employees of Intelsat Global and its subsidiaries hold restricted shares and SCAs of Intelsat Global. In the aggregate, these shares and arrangements outstanding as of March 31, 2009 provided for the issuance of approximately 2.9% of the voting equity of Intelsat Global on a fully diluted basis.

(d) Sponsor and Executive Investments

Apollo Management V, L.P., one of our former sponsors, is the indirect controlling stockholder of Hughes Communications, Inc. and Hughes Network Systems, LLC (“HNS”). HNS is one of our largest network services customers. We recorded $9.5 million of revenue during the predecessor period January 1, 2008 to January 31, 2008 for satellite capacity and other services provided to HNS. Two members of the board of directors prior to the New Sponsors Acquisition, Messrs. Africk and Stone, served on the board of directors of Hughes Communications, Inc. and the board of managers of HNS.

During 2008, affiliates or associates of funds and investment vehicles advised or controlled by one of the New Sponsors, Silver Lake, purchased $90.9 million of Intelsat Bermuda’s 11 1/2% Senior Notes due 2017 (the “2017 Bermuda Senior Notes”) and affiliates or associates of funds and investment vehicles advised or controlled by another of the New Sponsors, BC Partners, also purchased $90.9 million of the 2017 Bermuda Senior Notes.

Also during 2008, an entity associated with funds and investment vehicles advised or controlled by Silver Lake purchased a further $100.0 million of the 2017 Bermuda Senior Notes and $650.0 million original principal amount of Intelsat Bermuda’s 11 1/2%/12 1/2% Senior PIK Election Notes due 2017 (the “2017 Bermuda PIK Notes”). Mr. Svider, Chairman of our board of directors, Mr. McGlade, our Chief Executive Officer and Deputy Chairman of our board of directors, and a trust of which Mr. Spector, our Executive Vice President, Business Development, and General Counsel, is the beneficiary, invested $3.8 million, $2.5 million and $0.6 million, respectively, as limited partners in the entity through which the 2017 Bermuda PIK Notes were purchased.

(e) Horizons

We have a 50% ownership interest in Horizons-1 and Horizons-2 as a result of a joint venture with JSAT (see Note 6—Investments).

(f) Receivable from Parent

On July 1, 2007, Intelsat Holdings executed a promissory note in favor of Intelsat, Ltd. Borrowings under the note bear an interest rate equal to the three-month LIBOR plus 200 basis points. Interest is payable annually on April 1 commencing with the calendar year 2008. The amount of principal outstanding as of December 31, 2008 and March 31, 2009 was $7.1 million and $2.2 million, respectively.

(g) Note Payable to Parent

On July 1, 2008, Intelsat Jackson Holdings, Ltd. (“Intelsat Jackson”), our indirect wholly-owned subsidiary, executed a promissory note in favor of Intelsat Holdings and received proceeds of $34.0 million. Borrowings under the note bear an interest rate equal to the three-month LIBOR plus 725 basis points. Interest is payable

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

annually on April 1 commencing with the calendar year 2009, therefore, no principal or interest was paid during 2008 or the first quarter of 2009. The amount of principal outstanding as of December 31, 2008 and March 31, 2009 was $34.0 million.

Note 15    Subsequent Events

On May 6, 2009, Intelsat Global and Intelsat entered into an amendment and acknowledgement with respect to their existing employment agreement with our Chief Executive Officer, David McGlade, and new employment agreements with Michael McDonnell and Phillip Spector, our Executive Vice President and Chief Financial Officer and our Executive Vice President and General Counsel, respectively. On May 8, 2009, Intelsat Global also entered into letter agreements providing for severance benefits to Stephen Spengler, Executive Vice President Sales and Marketing of Intelsat Corp, and Thierry Guillemin, Senior Vice President and Chief Technology Officer of Intelsat Corp. On May 6, 2009, the Board of Directors of Intelsat Global adopted the amended and restated Intelsat Global, Ltd. 2008 Share Incentive Plan (the “2008 Share Plan”), with an effective date of February 4, 2008. The 2008 Share Plan provides for a variety of equity-based awards with respect to Intelsat Global’s Class A common shares, par value U.S. $0.001 per share (the “Class A Shares”), and Intelsat Global’s Class B common shares, par value U.S. $0.001 per share (the “Class B Shares”). On May 6, 2009, Messrs. McGlade and Spector purchased Class A Shares pursuant to subscription agreements with Intelsat Global. On May 6, 2009, Intelsat Global also made a series of equity awards, including grants of Class A Shares, Class B Shares and options to purchase Class A Shares, and amended the terms of certain pre-existing awards of Class A Shares, to Messrs. McGlade, McDonnell, Spector, Spengler and Guillemin, pursuant to a variety of agreements under the 2008 Share Plan. On May 8, 2009, Intelsat Global made a series of additional such awards to other executive officers, key members of management and employees of Intelsat Global and its subsidiaries, and amended the terms of certain pre-existing awards of Class A shares and options to purchase Class A shares, pursuant to other agreements under the 2008 Share Plan. In the aggregate, a total of 707,351 options to purchase Class A Shares and 900,249 Class B Shares were granted to employees of Intelsat Global and its subsidiaries. All recipients of these various equity awards also entered into a management shareholders agreement with Intelsat Global and certain other shareholders of Intelsat Global that governs the terms of ownership of the equity held by such individuals.

Note 16    Supplemental Consolidating Financial Information

In connection with the acquisition of Intelsat, Ltd. by Intelsat Holdings in January 2005, and related amalgamations, Intelsat Sub Holdco issued $2.6 billion aggregate principal amount of debt (the “2005 Acquisition Finance Notes”), the majority of which was tendered and repurchased in change of control offers in June 2008. The 2005 Acquisition Finance Notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat, Ltd., Intelsat Bermuda, Intelsat Jackson, Intelsat Intermediate Holding Company, Ltd. (“Intermediate Holdco”), our indirect wholly-owned subsidiary, and certain wholly-owned subsidiaries of Intelsat Sub Holdco (the “Subsidiary Guarantors”).

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

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2009

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,151	$13,688	$13,722	$50	$233,347	$123,506	$138,772	$(123,506)	$402,730
Receivables, net of allowance	2,108	—	—	—	194,674	194,747	115,755	(194,747)	312,537
Deferred income taxes	—	—	—	—	2,411	2,411	46,374	(2,411)	48,785
Prepaid expenses and other current assets	1,061	4,479	—	91	18,258	18,184	27,610	(20,869)	48,814
Intercompany receivables	—	—	—	—	712,241	—	316,547	(1,028,788)	—

Total current assets	6,320	18,167	13,722	141	1,160,931	338,848	645,058	(1,370,321)	812,866
Satellites and other property and equipment, net	—	—	—	—	2,825,430	2,824,665	2,462,717	(2,824,665)	5,288,147
Goodwill	—	—	—	—	3,434,165	—	3,340,169	—	6,774,334
Non-amortizable intangible assets	—	—	—	—	1,805,130	—	652,970	—	2,458,100
Amortizable intangible assets, net	—	—	—	—	557,304	—	530,447	—	1,087,751
Investment in affiliates	1,487,529	6,780,216	10,369,572	7,539,225	(40,355)	(53,971)	94,892	(26,082,216)	94,892
Other assets	—	141,626	19,816	4,796	470,611	88,273	196,187	(438,813)	482,496

Total assets	$1,493,849	$6,940,009	$10,403,110	$7,544,162	$10,213,216	$3,197,815	$7,922,440	$(30,716,015)	$16,998,586

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,650	$—	$—	$—	$37,642	$37,531	$89,683	$(40,216)	$128,290
Accrued interest payable	26,657	78,655	78,638	—	40,005	3,424	45,016	(3,424)	268,971
Current portion of long-term debt	—	—	—	—	8,448	5,000	89,428	(5,000)	97,876
Deferred satellite performance incentives	—	—	—	—	4,317	4,317	17,588	(4,317)	21,905
Other current liabilities	—	—	722	—	62,790	62,548	46,391	(62,548)	109,903
Intercompany payables	522,413	95,436	359,651	51,288	—	1,248,111	—	(2,276,899)	—

Total current liabilities	552,720	174,091	439,011	51,288	153,202	1,360,931	288,106	(2,392,404)	626,945
Long-term debt, net of current portion	979,975	5,204,991	3,135,839	449,546	2,217,899	—	3,272,254	(336,278)	14,924,226
Deferred satellite performance incentives, net of current portion	—	—	—	—	25,542	25,542	98,413	(25,542)	123,955
Deferred revenue, net of current portion	—	—	—	—	128,419	128,419	42,309	(128,419)	170,728
Deferred income taxes	—	—	—	—	—	—	535,550	—	535,550
Accrued retirement benefits	—	—	—	—	67,323	67,323	168,802	(67,323)	236,125
Other long-term liabilities	—	73,398	48,044	—	81,606	17,840	226,557	(17,840)	429,605
Noncontrolling interest	—	—	—	—	—	—	4,560	—	4,560
Shareholder’s equity (deficit):
Ordinary shares	12	12	12	—	12	—	70	(106)	12
Other shareholder’s equity (deficit)	(38,858)	1,487,517	6,780,204	7,043,328	7,539,213	1,597,760	3,285,819	(27,748,103)	(53,120)

Total liabilities and shareholder’s equity (deficit)	$1,493,849	$6,940,009	$10,403,110	$7,544,162	$10,213,216	$3,197,815	$7,922,440	$(30,716,015)	$16,998,586

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,286	$181,650	$20,166	$50	$149,003	$74,815	$113,056	$(74,815)	$470,211
Receivables, net of allowance	2,108	—	—	—	192,916	192,909	107,910	(192,909)	302,934
Deferred income taxes	—	—	—	—	2,411	2,411	46,212	(2,411)	48,623
Prepaid expenses and other current assets	1,027	—	—	91	21,050	20,976	38,618	(24,879)	56,883
Intercompany receivables	—	—	—	—	686,360	—	308,541	(994,901)	—

Total current assets	9,421	181,650	20,166	141	1,051,740	291,111	614,337	(1,289,915)	878,651
Satellites and other property and equipment, net	—	—	—	—	2,844,927	2,843,653	2,494,744	(2,843,653)	5,339,671
Goodwill	—	—	—	—	3,434,165	—	3,340,169	—	6,774,334
Non-amortizable intangible assets	—	—	—	—	2,160,130	—	797,070	—	2,957,200
Amortizable intangible assets, net	—	—	—	—	579,650	—	544,625	—	1,124,275
Investment in affiliates	1,994,848	7,126,074	10,640,176	7,750,641	(40,782)	(54,207)	95,937	(27,416,750)	95,937
Other assets	—	144,388	20,434	5,043	113,216	87,442	204,183	(87,442)	487,264

Total assets	$2,004,269	$7,452,112	$10,680,776	$7,755,825	$10,143,046	$3,167,999	$8,091,065	$(31,637,760)	$17,657,332

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,913	$29	$—	$—	$58,047	$57,832	$114,408	$(61,735)	$174,494
Accrued interest payable	17,242	225,879	29,175	—	73,723	5,582	64,063	(5,582)	410,082
Current portion of long-term debt	—	—	—	—	9,939	6,492	89,419	(6,492)	99,358
Deferred satellite performance incentives	—	—	—	—	8,740	8,740	17,507	(8,740)	26,247
Other current liabilities	—	—	530	—	69,088	68,911	65,414	(68,911)	135,032
Intercompany payables	511,535	92,559	339,820	50,987	—	1,065,317	—	(2,060,218)	—

Total current liabilities	534,690	318,467	369,525	50,987	219,537	1,212,874	350,811	(2,211,678)	845,213
Long-term debt, net of current portion	965,232	5,063,815	3,135,975	439,197	1,904,596	5,000	3,265,160	(5,000)	14,773,975
Deferred satellite performance incentives, net of current portion	—	—	—	—	26,621	26,621	102,351	(26,621)	128,972
Deferred revenue, net of current portion	—	—	—	—	123,792	123,792	42,519	(123,792)	166,311
Deferred income taxes	—	—	—	—	—	—	562,742	—	562,742
Accrued retirement benefits	—	—	—	—	67,053	67,053	167,961	(67,053)	235,014
Other long-term liabilities	—	74,982	49,202	—	50,807	22,862	261,267	(22,862)	436,258
Noncontrolling interest	—	—	—	—	—	—	4,500	—	4,500
Shareholder’s equity:
Ordinary shares	12	12	12	—	12	—	70	(106)	12
Other shareholder’s equity	504,335	1,994,836	7,126,062	7,265,641	7,750,629	1,709,796	3,333,683	(29,180,647)	504,335

Total liabilities and shareholder’s equity	$2,004,269	$7,452,112	$10,680,776	$7,755,825	$10,143,047	$3,167,998	$8,091,064	$(31,637,759)	$17,657,332

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$—	$—	$377,603	$377,603	$389,547	$(512,906)	$631,847

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	—	71,559	382,988	167,264	(518,291)	103,520
Selling, general and administrative	3,012	5,804	106	15	6,562	5,848	31,011	(5,848)	46,510
Depreciation and amortization	—	—	—	—	121,239	98,383	89,690	(98,383)	210,929
Impairment of asset value	—	—	—	—	355,000	—	144,100	—	499,100
Loss on undesignated interest rate swaps	—	—	2,047	—	695	—	5,214	—	7,956

Total operating expenses	3,012	5,804	2,153	15	555,055	487,219	437,279	(622,522)	868,015

Loss from operations	(3,012)	(5,804)	(2,153)	(15)	(177,452)	(109,616)	(47,732)	109,616	(236,168)
Interest expense, net	32,497	155,614	73,101	10,882	32,045	472	46,814	(705)	350,720
Loss on early extinguishment of debt	(380)	—	—	—	—	—	—	(14,496)	(14,876)
Subsidiary income (loss)	(507,494)	(346,033)	(270,779)	(211,426)	417	237	—	1,335,078	—
Other income (expense), net	—	—	—	—	1,315	1,315	(383)	(1,315)	932

Loss before income taxes	(543,383)	(507,451)	(346,033)	(222,323)	(207,765)	(108,536)	(94,929)	1,429,588	(600,832)
Provision for (benefit from) income taxes	—	43	—	—	3,661	3,499	(46,950)	(3,499)	(43,246)

Net loss	(543,383)	(507,494)	(346,033)	(222,323)	(211,426)	(112,035)	(47,979)	1,433,087	(557,586)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	(60)	—	(60)

Net loss attributable to Intelsat, Ltd.	$(543,383)	$(507,494)	$(346,033)	$(222,323)	$(211,426)	$(112,035)	$(48,039)	$1,433,087	$(557,646)

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

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD FEBRUARY 1, 2008 TO MARCH 31, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$—	$—	$227,936	$227,936	$229,744	$(303,199)	$382,417

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	—	45,029	236,745	85,030	(312,008)	54,796
Selling, general and administrative	5,163	1,650	3	—	378	3	22,381	(3)	29,575
Depreciation and amortization	—	—	—	—	83,768	65,223	59,911	(65,223)	143,679
Loss on undesignated interest rate swaps	—	—	9,711	—	2,999	—	18,810	—	31,520

Total operating expenses	5,163	1,650	9,714	—	132,174	301,971	186,134	(377,236)	259,570

Income (loss) from operations	(5,163)	(1,650)	(9,714)	—	95,762	(74,035)	43,610	74,037	122,847
Interest expense, net	26,600	90,006	43,805	6,679	18,463	6,504	38,857	(6,504)	224,410
Subsidiary income (loss)	(69,064)	22,608	76,127	75,411	(1,010)	(1,010)	—	(103,062)	—
Other income, net	—	—	—	5	657	657	1,882	(657)	2,544

Income (loss) before income taxes	(100,827)	(69,048)	22,608	68,737	76,946	(80,892)	6,635	(23,178)	(99,019)
Provision for income taxes	—	16	—	—	1,535	1,346	257	(1,346)	1,808

Net income (loss)	$(100,827)	$(69,064)	$22,608	$68,737	$75,411	$(82,238)	$6,378	$(21,832)	$(100,827)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Cash flows from operating activities:	$(6,135)	$(167,962)	$(20,938)	$—	$201,265	$145,973	$75,721	$(145,972)	$81,952

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	—	—	(99,073)	(99,073)	(33,477)	99,073	(132,550)
Proceeds from sale of other property and equipment	—	—	—	—	450	450	294	(450)	744
Repayment from (disbursements for) intercompany loans	—	—	—	—	(4,446)	13,048	—	(8,602)	—
Capital contribution to unconsolidated affiliates	—	—	—	—	—	—	(6,105)	—	(6,105)
Investment in affiliate debt	—	—	—	—	(347,953)	—	—	347,953	—
Other investing activities	—	—	—	—	—	—	1,187	—	1,187

Net cash used in investing activities	—	—	—	—	(451,022)	(85,575)	(38,101)	437,974	(136,724)

Cash flows from financing activities:
Repayments of long-term debt	—	—	—	—	(5,861)	(5,000)	(22,263)	(342,954)	(376,078)
Proceeds from issuance of long-term debt	—	—	—	—	354,000	—	28,485	—	382,485
Proceeds from (repayment of) intercompany borrowing	3,000	—	14,494	—	—	—	(13,048)	(4,446)	—
Debt issuance costs	—	—	—	—	(7,331)	—	—	—	(7,331)
Principal payments on deferred satellite performance incentives	—	—	—	—	(5,502)	(5,502)	(3,857)	5,502	(9,359)
Principal payments on capital lease obligations	—	—	—	—	(1,492)	(1,492)	(88)	1,492	(1,580)

Net cash provided by (used in) financing activities	3,000	—	14,494	—	333,814	(11,994)	(10,771)	(340,406)	(11,863)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	287	287	(1,133)	(287)	(846)

Net change in cash and cash equivalents	(3,135)	(167,962)	(6,444)	—	84,344	48,691	25,716	(48,691)	(67,481)
Cash and cash equivalents, beginning of period	6,286	181,650	20,166	50	149,003	74,815	113,056	(74,815)	470,211

Cash and cash equivalents, end of period	$3,151	$13,688	$13,722	$50	$233,347	$123,506	$138,772	$(123,506)	$402,730

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

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FEBRUARY 1, 2008 TO MARCH 31, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(13,362)	$(87)	$(7,062)	$565	$192,208	$96,017	$36,035	$(97,736)	$206,578

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	—	—	—	(58,531)	(58,531)	(23,294)	58,531	(81,825)
Capital contribution to unconsolidated affiliates	—	—	—	—	—	—	(3,554)	—	(3,554)
Proceeds from intercompany loan receivables	—	—	—	309	202,194	—	—	(202,503)	—
Dividend from affiliates	426,690	426,690	601,312	601,312	—	—	—	(2,056,004)	—

Net cash provided by (used in) investing activities	426,690	426,690	601,312	601,621	143,663	(58,531)	(26,848)	(2,199,976)	(85,379)

Cash flows from financing activities:
Repayments of long-term debt	(400,000)	—	(860,000)	—	—	—	—	—	(1,260,000)
Repayments of funding of capital expenditures by customer	—	—	—	—	—	—	(9,362)	—	(9,362)
Payment of premium on early retirement of debt	(7,615)	—	(30,858)	—	—	—	—	—	(38,473)
Repayment of intercompany loans	(201,629)	—	—	(874)	—	(9,016)	—	211,519	—
Principal payments on deferred satellite performance incentives	—	—	—	—	(948)	(948)	(2,702)	948	(3,650)
Principal payments on capital lease obligations	—	—	—	—	(2,131)	(2,131)	—	2,131	(2,131)
Dividends to shareholders	—	(426,690)	(426,690)	(601,312)	(601,312)	—	—	2,056,004	—

Net cash used in financing activities	(609,244)	(426,690)	(1,317,548)	(602,186)	(604,391)	(12,095)	(12,064)	2,270,602	(1,313,616)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	27	27	(887)	1,692	860

Net change in cash and cash equivalents	(195,915)	(88)	(723,298)	—	(268,493)	25,418	(3,763)	(25,418)	(1,191,557)
Cash and cash equivalents, beginning of period	204,110	4,602	723,371	—	462,632	21,858	119,931	(21,858)	1,514,647

Cash and cash equivalents, end of period	$8,195	$4,514	$74	$—	$194,139	$47,276	$116,168	$(47,276)	$323,090

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2009

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

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2009

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,151	$13,688	$247,069	$233,347	$138,822	$(233,347)	$402,730
Receivables, net of allowance	2,108	—	194,674	194,674	115,755	(194,674)	312,537
Deferred income taxes	—	—	2,411	2,411	46,374	(2,411)	48,785
Prepaid expenses and other current assets	1,061	4,479	18,258	18,258	27,701	(20,943)	48,814
Intercompany receivables	—	—	352,590	712,241	265,258	(1,330,089)	—

Total current assets	6,320	18,167	815,002	1,160,931	593,910	(1,781,464)	812,866
Satellites and other property and equipment, net	—	—	2,825,430	2,825,430	2,462,717	(2,825,430)	5,288,147
Goodwill	—	—	3,434,165	3,434,165	3,340,169	(3,434,165)	6,774,334
Non-amortizable intangible assets	—	—	1,805,130	1,805,130	652,970	(1,805,130)	2,458,100
Amortizable intangible assets, net	—	—	557,304	557,304	530,447	(557,304)	1,087,751
Investment in affiliates	1,487,529	6,780,216	2,789,992	(40,355)	94,892	(11,017,382)	94,892
Other assets	—	141,626	490,427	470,611	200,984	(821,152)	482,496

Total assets	$1,493,849	$6,940,009	$12,717,450	$10,213,216	$7,876,089	$(22,242,027)	$16,998,586

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,650	$—	$37,642	$37,642	$89,683	$(40,327)	$128,290
Accrued interest payable	26,657	78,655	118,643	40,005	45,016	(40,005)	268,971
Current portion of long-term debt	—	—	8,448	8,448	89,428	(8,448)	97,876
Deferred satellite performance incentives	—	—	4,317	4,317	17,588	(4,317)	21,905
Other current liabilities	—	—	63,512	62,790	46,391	(62,790)	109,903
Intercompany payables	522,413	95,436	—	—	—	(617,849)	—

Total current liabilities	552,720	174,091	232,562	153,202	288,106	(773,736)	626,945
Long-term debt, net of current portion	979,975	5,204,991	5,353,738	2,217,899	3,721,800	(2,554,177)	14,924,226
Deferred satellite performance incentives, net of current portion	—	—	25,542	25,542	98,413	(25,542)	123,955
Deferred revenue, net of current portion	—	—	128,419	128,419	42,309	(128,419)	170,728
Deferred income taxes	—	—	—	—	535,550	—	535,550
Accrued retirement benefits	—	—	67,323	67,323	168,802	(67,323)	236,125
Other long-term liabilities	—	73,398	129,650	81,606	226,557	(81,606)	429,605
Noncontrolling interest	—	—	—	—	4,560	—	4,560
Shareholder’s equity (deficit):
Ordinary shares	12	12	12	12	70	(106)	12
Other shareholder’s equity (deficit)	(38,858)	1,487,517	6,780,204	7,539,213	2,789,922	(18,611,118)	(53,120)

Total liabilities and shareholder’s equity (deficit)	$1,493,849	$6,940,009	$12,717,450	$10,213,216	$7,876,089	$(22,242,027)	$16,998,586

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,286	$181,650	$169,169	$149,003	$113,106	$(149,003)	$470,211
Receivables, net of allowance	2,108	—	192,916	192,916	107,910	(192,916)	302,934
Deferred income taxes	—	—	2,411	2,411	46,212	(2,411)	48,623
Prepaid expenses and other current assets	1,027	—	21,050	21,050	38,709	(24,953)	56,883
Intercompany receivables	—	—	346,541	686,361	257,553	(1,290,455)	—

Total current assets	9,421	181,650	732,087	1,051,741	563,490	(1,659,738)	878,651
Satellites and other property and equipment, net	—	—	2,844,927	2,844,927	2,494,744	(2,844,927)	5,339,671
Goodwill	—	—	3,434,165	3,434,165	3,340,169	(3,434,165)	6,774,334
Non-amortizable intangible assets	—	—	2,160,130	2,160,130	797,070	(2,160,130)	2,957,200
Amortizable intangible assets, net	—	—	579,650	579,650	544,625	(579,650)	1,124,275
Investment in affiliates	1,994,848	7,126,074	2,848,753	(40,782)	95,937	(11,928,893)	95,937
Other assets	—	144,388	133,650	113,216	209,226	(113,216)	487,264

Total assets	$2,004,269	$7,452,112	$12,733,362	$10,143,047	$8,045,261	$(22,720,719)	$17,657,332

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,913	$29	$58,047	$58,047	$114,408	$(61,950)	$174,494
Accrued interest payable	17,242	225,879	102,898	73,723	64,063	(73,723)	410,082
Current portion of long-term debt	—	—	9,939	9,939	89,419	(9,939)	99,358
Deferred satellite performance incentives	—	—	8,740	8,740	17,507	(8,740)	26,247
Other current liabilities	—	—	69,618	69,088	65,414	(69,088)	135,032
Intercompany payables	511,535	92,559	—	—	—	(604,094)	—

Total current liabilities	534,690	318,467	249,242	219,537	350,811	(827,534)	845,213
Long-term debt, net of current portion	965,232	5,063,815	5,040,571	1,904,596	3,704,357	(1,904,596)	14,773,975
Deferred satellite performance incentives, net of current portion	—	—	26,621	26,621	102,351	(26,621)	128,972
Deferred revenue, net of current portion	—	—	123,792	123,792	42,519	(123,792)	166,311
Deferred income taxes	—	—	—	—	562,742	—	562,742
Accrued retirement benefits	—	—	67,053	67,053	167,961	(67,053)	235,014
Other long-term liabilities	—	74,982	100,009	50,807	261,267	(50,807)	436,258
Noncontrolling interest	—	—	—	—	4,500	—	4,500
Shareholder’s equity:
Ordinary shares	12	12	12	12	70	(106)	12
Other shareholder’s equity	504,335	1,994,836	7,126,062	7,750,629	2,848,683	(19,720,210)	504,335

Total liabilities and shareholder’s equity	$2,004,269	$7,452,112	$12,733,362	$10,143,047	$8,045,261	$(22,720,719)	$17,657,332

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$377,603	$377,603	$389,547	$(512,906)	$631,847

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	71,559	71,559	167,264	(206,862)	103,520
Selling, general and administrative	3,012	5,804	6,668	6,562	31,026	(6,562)	46,510
Depreciation and amortization	—	—	121,239	121,239	89,690	(121,239)	210,929
Impairment of asset value	—	—	355,000	355,000	144,100	(355,000)	499,100
Loss on undesignated interest rate swaps	—	—	2,742	695	5,214	(695)	7,956

Total operating expenses	3,012	5,804	557,208	555,055	437,294	(690,358)	868,015

Loss from operations	(3,012)	(5,804)	(179,605)	(177,452)	(47,747)	177,452	(236,168)
Interest expense, net	32,497	155,614	105,146	32,045	57,696	(32,278)	350,720
Loss on early extinguishment of debt	(380)	—	—	—	—	(14,496)	(14,876)
Subsidiary income (loss)	(507,494)	(346,033)	(58,936)	417	—	912,046	—
Other income (expense), net	—	—	1,315	1,315	(383)	(1,315)	932

Loss before income taxes	(543,383)	(507,451)	(342,372)	(207,765)	(105,826)	1,105,965	(600,832)
Provision for (benefit from) income taxes	—	43	3,661	3,661	(46,950)	(3,661)	(43,246)

Net loss	(543,383)	(507,494)	(346,033)	(211,426)	(58,876)	1,109,626	(557,586)
Net income attributable to noncontrolling interest	—	—	—	—	(60)	—	(60)

Net loss attributable to Intelsat, Ltd.	$(543,383)	$(507,494)	$(346,033)	$(211,426)	$(58,936)	$1,109,626	$(557,646)

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

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Cash flows from operating activities:	$(6,135)	$(167,962)	$180,327	$201,265	$75,721	$(201,264)	$81,952

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	(99,073)	(99,073)	(33,477)	99,073	(132,550)
Proceeds from sale of other property and equipment	—	—	450	450	294	(450)	744
Disbursements for intercompany loans	—	—	(4,446)	(4,446)	—	8,892	—
Capital contribution to unconsolidated affiliates	—	—	—	—	(6,105)	—	(6,105)
Investment in affiliate debt	—	—	(347,953)	(347,953)	—	695,906	—
Other investing activities	—	—	—	—	1,187	—	1,187

Net cash used in investing activities	—	—	(451,022)	(451,022)	(38,101)	803,421	(136,724)

Cash flows from financing activities:
Repayments of long-term debt	—	—	(5,861)	(5,861)	(22,263)	(342,093)	(376,078)
Proceeds from issuance of long-term debt	—	—	354,000	354,000	28,485	(354,000)	382,485
Proceeds from (repayment of) intercompany borrowing	3,000	—	14,494	—	(13,048)	(4,446)	—
Debt issuance costs	—	—	(7,331)	(7,331)	—	7,331	(7,331)
Principal payments on deferred satellite performance incentives	—	—	(5,502)	(5,502)	(3,857)	5,502	(9,359)
Principal payments on capital lease obligations	—	—	(1,492)	(1,492)	(88)	1,492	(1,580)

Net cash provided by (used in) financing activities	3,000	—	348,308	333,814	(10,771)	(686,214)	(11,863)

Effect of exchange rate changes on cash	—	—	287	287	(1,133)	(287)	(846)

Net change in cash and cash equivalents	(3,135)	(167,962)	77,900	84,344	25,716	(84,344)	(67,481)
Cash and cash equivalents, beginning of period	6,286	181,650	169,169	149,003	113,106	(149,003)	470,211

Cash and cash equivalents, end of period	$3,151	$13,688	$247,069	$233,347	$138,822	$(233,347)	$402,730

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

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FEBRUARY 1, 2008 TO MARCH 31, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(13,362)	$(87)	$185,146	$192,208	$36,600	$(193,927)	$206,578

Cash flows from investing activities:
Payments for satellites and other property and equipment	—	—	(58,531)	(58,531)	(23,294)	58,531	(81,825)
Capital contribution to unconsolidated affiliates	—	—	—	—	(3,554)	—	(3,554)
Proceeds from intercompany loan receivables	—	—	202,194	202,194	309	(404,697)	—
Dividends from affiliates	426,690	426,690	601,312	—	601,312	(2,056,004)	—

Net cash provided by investing activities	426,690	426,690	744,975	143,663	574,773	(2,402,170)	(85,379)

Cash flows from financing activities:
Repayments of long-term debt	(400,000)	—	(860,000)	—	—	—	(1,260,000)
Repayments of funding of capital expenditures by customer	—	—	—	—	(9,362)	—	(9,362)
Payment of premium on early retirement of debt	(7,615)	—	(30,858)	—	—	—	(38,473)
Repayments of intercompany loans	(201,629)	—	—	—	(874)	202,503	—
Principal payments on deferred satellite performance incentives	—	—	(948)	(948)	(2,702)	948	(3,650)
Principal payments on capital lease obligations	—	—	(2,131)	(2,131)	—	2,131	(2,131)
Dividends to shareholders	—	(426,690)	(1,028,002)	(601,312)	(601,312)	2,657,316	—

Net cash used in financing activities	(609,244)	(426,690)	(1,921,939)	(604,391)	(614,250)	2,862,898	(1,313,616)

Effect of exchange rate changes on cash and cash equivalents	—	—	27	27	(887)	1,692	860

Net change in cash and cash equivalents	(195,915)	(88)	(991,791)	(268,493)	(3,763)	268,494	(1,191,557)
Cash and cash equivalents, beginning of period	204,110	4,602	1,186,004	462,632	119,931	(462,633)	1,514,647

Cash and cash equivalents, end of period	$8,195	$4,514	$194,213	$194,139	$116,168	$(194,139)	$323,090

(Certain totals may not add due to the effects of rounding)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of fixed satellite services worldwide. We provide service on a global fleet of 51 satellites and seven owned teleports and terrestrial facilities. We supply video, data and voice connectivity in approximately 200 countries and territories for approximately 1,800 customers, many of which we have had relationships with for over 30 years. We have one of the largest, most flexible and one of the most reliable satellite fleets in the world, which covers over 99% of the world’s population. Our satellite fleet is operated via ground facilities used to monitor and control our satellites and is complemented by a terrestrial network of teleports, points of presence and leased fiber links for the provision of our hybrid managed services.

Recent Debt Transactions

On February 12, 2009, our indirect subsidiary, Intelsat Sub Holdco, purchased $114.2 million of Intelsat, Ltd.’s outstanding 7 5/8% Senior Notes due 2012 for $93.3 million and $346.5 million of Intelsat, Ltd.’s outstanding 6 1/2% Senior Notes due 2013 for $254.6 million pursuant to a cash tender offer (the “Tender Offer”). Intelsat Sub Holdco funded the Tender Offer through an offering of $400.0 million aggregate principal amount at maturity of 8 7/8% Senior Notes due 2015, Series B, which yielded $348.3 million of cash proceeds at issuance (the “2009 Sub Holdco Notes Offering”), together with cash on hand. The net proceeds of the 2009 Sub Holdco Notes Offering were used to fund the Tender Offer, to pay related fees and expenses and for general corporate purposes. The new notes have terms substantially similar to Intelsat Sub Holdco’s outstanding 8 7/8% Senior Notes due 2015 issued in June 2008. The purchased Intelsat, Ltd. notes are being held by Intelsat Sub Holdco as an investment.

Impact of the New Sponsors Acquisition Transactions

On February 4, 2008, Serafina Acquisition Limited (“Serafina”) completed its acquisition of 100% of the equity ownership of Intelsat Holdings (the “New Sponsors Acquisition”) for total cash consideration of approximately $5.0 billion. The former shareholders of Intelsat Holdings (other than management) sold 100% of their equity interests in Intelsat Holdings. Upon closing, management contributed to Serafina Holdings the portion of their equity interests in Intelsat Holdings not purchased for cash by Serafina in exchange for equity interests in Serafina Holdings (which was renamed Intelsat Global, Ltd. on February 8, 2008).

In order to finance the New Sponsors Acquisition, Serafina borrowed $4.96 billion in aggregate principal amount of term loans under a $2.81 billion senior unsecured bridge loan credit agreement, dated as of February 4, 2008 (the “Senior Bridge Loan Credit Agreement”) and a $2.15 billion senior unsecured payment-in-kind election bridge loan credit agreement, dated as of February 4, 2008 (the “PIK Election Bridge Loan Credit Agreement” and, together with the Senior Bridge Loan Credit Agreement, the “Bridge Loan Credit Agreements”). See—Liquidity and Capital Resources—Long-Term Debt—New Sponsors Acquisition Financing.

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

Immediately upon the closing of the New Sponsors Acquisition, the Intelsat Bermuda and Intelsat Sub Holdco monitoring fee agreements with the Former Sponsors were terminated. Intelsat Bermuda entered into a new monitoring fee agreement (the “2008 MFA”) with BC Partners Holdings Limited and Silver Lake Management Company III, L.L.C. (together, the “2008 MFA parties”), pursuant to which the 2008 MFA parties provide certain monitoring, advisory and consulting services to Intelsat Bermuda.

The New Sponsors Acquisition resulted in a change of control under the indentures governing certain of our outstanding series of notes and Intelsat Jackson’s $1.0 billion Senior Unsecured Credit Agreement dated February 2, 2007, giving the holders of those notes and loans the right to require the respective issuers to repurchase such notes and the borrower to repay such loans at 101% of their principal amount, plus accrued interest to the date of repurchase or repayment. During the second and third quarters of 2008, the relevant entities completed each such change of control offer, financing the repurchases and repayment through backstop unsecured credit agreement borrowings under the Financing Commitment Letter or with proceeds from offerings of notes and a new unsecured term loan borrowing.

In addition, all outstanding restricted performance shares under the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”) vested upon consummation of the New Sponsors Acquisition. Vesting in share-based compensation arrangements (“SCAs”) issued under the 2005 Share Plan doubled if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price of each share covered. Vested restricted shares (including time and performance vesting shares) were purchased at approximately $400 per share. In connection with the New Sponsors Acquisition, each unvested restricted share of Intelsat Holdings was exchanged for approximately four unvested restricted shares of Intelsat Global (“exchange shares”) and the exchange shares continue to be classified as a liability of Intelsat Global due to certain repurchase features in the 2005 Share Plan. In addition, the original vesting periods associated with the unvested Intelsat Holdings restricted shares continued. As of March 31, 2009, these exchange share grants continued to be subject to certain repurchase features and thus continued to be deemed not granted under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.

In connection with the completion of the New Sponsors Acquisition Transactions, we recorded $313.1 million of transaction costs in our condensed consolidated statement of operations during the predecessor period January 1, 2008 to January 31, 2008. These costs included $197.2 million of costs associated with the repurchase or cancellation of restricted shares and SCAs of Intelsat Holdings, an advisory service fee of $60.0 million paid to the 2008 MFA parties, and $55.3 million in professional fees.

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

Results of Operations

Combined Three Months Ended March 31, 2008 and the Three Months Ended March 31, 2009

As a result of the consummation of the New Sponsors Acquisition, the financial results for the combined three months ended March 31, 2008 have been separately presented for the “predecessor entity” for the period January 1, 2008 to January 31, 2008 and for the “successor entity” for the period February 1, 2008 to March 31, 2008. As such, the reported results of operations for the combined three months ended March 31, 2008 are not necessarily comparable to the three months ended March 31, 2009, primarily due to transaction costs, higher interest expense resulting from the acquisition financing and higher depreciation and amortization costs principally due to the fair value adjustments to long-lived assets in connection with the New Sponsors Acquisition. The historical results are not necessarily indicative of results to be expected for any future period.

For comparative purposes, we combined the periods from January 1, 2008 to January 31, 2008 and February 1, 2008 to March 31, 2008 in our discussion below, as we believe this combination is useful to provide the reader a period-over-period comparison for purposes of understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe this combination of results for the predecessor entity and successor entity periods facilitates an investor’s understanding of our results of operations for the three months ended March 31, 2009 compared to the combined three months ended March 31, 2008. This combination is not a measure in accordance with U.S. GAAP and should not be used in isolation or substituted for the separate predecessor entity and successor entity results.

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

The following table sets forth our comparative statements of operations for the combined three months ended March 31, 2008 and the three months ended March 31, 2009, with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented:

	Combined		Three Months Ended March 31, 2009 Compared to Combined Three Months Ended March 31, 2008
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Revenue	$572,678	$631,847	$59,169	10%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	80,479	103,520	23,041	29
Selling, general and administrative	48,060	46,510	(1,550)	(3)
Depreciation and amortization	207,836	210,929	3,093	1
Transaction costs	313,102	—	(313,102)	(100)
Impairment of asset value	—	499,100	499,100	NM
Loss on undesignated interest rate swaps	42,951	7,956	(34,995)	(81)

Total operating expenses	692,428	868,015	175,587	25

Loss from operations	(119,750)	(236,168)	(116,418)	97
Interest expense, net	304,685	350,720	46,035	15
Loss on early extinguishment of debt	—	(14,876)	(14,876)	NM
Other income, net	3,079	932	(2,147)	(70)

Loss before income taxes	(421,356)	(600,832)	(179,476)	43
Benefit from income taxes	(8,668)	(43,246)	(34,578)	NM

Net loss	(412,688)	(557,586)	(144,898)	35
Net income attributable to noncontrolling interest	—	(60)	(60)	NM

Net loss attributable to Intelsat, Ltd.	$(412,688)	$(557,646)	$(144,958)	35%

Loss from Operations

Our loss from operations increased by $116.4 million, or 97%, from $119.8 million for the combined three months ended March 31, 2008 to $236.2 million for the three months ended March 31, 2009. The quarter-over-quarter comparison of our financial results was affected by certain material pre-tax items as discussed below:

•

a $499.1 million non-cash impairment charge recorded in the first quarter of 2009 related to the impairment of our rights to operate at orbital locations resulting from an increase in the discount rate used in our valuation process; partially offset by

•	$313.1 million in transaction costs incurred in the first quarter of 2008 upon consummation of the New Sponsors Acquisition, with no such costs incurred in the first quarter of 2009, and

•

a $35.0 million decrease in loss on our undesignated interest rate swaps. The $8.0 million loss on undesignated interest rate swaps for the three months ended March 31, 2009 included $14.5 million in net interest expense, representing the difference between the amount of floating rate of interest we receive and the amount of fixed rate interest we pay, partially offset by a $6.5 million increase in fair value as a result of marking-to-market.

Revenue

The following table sets forth our comparative revenue by service type for the period January 1, 2008 to January 31, 2008, the period February 1, 2008 to March 31, 2008, the combined three months ended March 31, 2008, and the three months ended March 31, 2009, with the increase (decrease) and percentage changes between the combined three months ended March 31, 2008 and the three months ended March 31, 2009:

	Predecessor Entity	Successor Entity	Combined	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to March 31, 2008	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Transponder services	$146,344	$291,179	$437,523	$470,056	$32,533	7%
Managed services	23,847	49,961	73,808	79,970	6,162	8
Channel	12,525	24,830	37,355	34,135	(3,220)	(9)
Mobile satellite services and other	7,545	16,447	23,992	47,686	23,694	99

Total	$190,261	$382,417	$572,678	$631,847	$59,169	10%

Revenue for the three months ended March 31, 2009 increased by $59.2 million, or 10%, as compared to the combined three months ended March 31, 2008. New business, strong renewals, expansion of existing contracts and improved contract terms contributed to the overall favorable trends. All regions reported revenue increases, with the North America, the Europe and the Africa and Middle East regions showing the strongest gains. By service type, our revenue increased or decreased due to the following:

•

Transponder services—an aggregate increase of $32.5 million, due primarily to a $27.2 million increase in revenues from network services customers, resulting from new capacity services and strong renewals across all regions, and a $17.0 million increase in revenues from our government business customers resulting from new services and strong renewals in the North America region. This was partially offset by an $11.6 million decline in revenues from media customers primarily in the Latin America and Caribbean and the North America regions.

•

Managed services—an aggregate increase of $6.2 million, due primarily to a $6.5 million increase in revenue from network services customers resulting from new business and service expansion in trunking and private line solutions and GXS broadband solutions in the Africa and Middle East and the Europe regions.

•

Channel—a decrease of $3.2 million related to continued declines from the migration of point-to-point satellite traffic to fiber optic cables across transoceanic routes and the optimization of customer networks, a trend which we expect will continue.

•

Mobile satellite services and other—an aggregate increase of $23.7 million, primarily due to a $21.5 million increase in revenue from professional and technical services performed for satellite operators and other customers of our satellite-related services business, including the completion of a re-sale of a launch vehicle during the first quarter of 2009, and increases in usage based mobile services for our government business customers.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue increased by $23.0 million, or 29%, to $103.5 million for the three months ended March 31, 2009 as compared to the combined three months ended March 31, 2008. The increase was primarily due to:

•	an increase of $15.1 million in cost of sales related to the re-sale of a launch vehicle by our satellite-related services business, and

•	an increase of $7.7 million for purchases of fixed and mobile third-party capacity for services sold to government business customers.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $1.6 million, or 3%, to $46.5 million for the three months ended March 31, 2009 as compared to the combined three months ended March 31, 2008. The decrease was primarily due to a decrease of $1.6 million in staff-related expenses due to the recording of certain employee related expenses during the first quarter of 2008.

Depreciation and Amortization

Depreciation and amortization expense increased by $3.1 million, or 1%, to $210.9 million for the three months ended March 31, 2009 as compared to the combined three months ended March 31, 2008. The increase was primarily due to:

•	an increase of $8.5 million in depreciation expense resulting from satellites placed into service following the first quarter of 2008;

•

an increase of $3.8 million in depreciation and amortization expense primarily attributable to the write-up of our depreciable assets and amortizable assets to fair value upon the closing of the New Sponsors Acquisition; partially offset by

•

a net decrease of $9.2 million in depreciation expense due to changes in estimated useful lives, the impairment of Galaxy 26 and certain satellites, ground and other assets becoming fully depreciated in 2009.

Interest Expense, Net

Interest expense, net consists of the gross interest expense we incur less the amount of interest we capitalize related to capital assets under construction and less interest income earned. We also held interest rate swaps with an aggregate notional amount of $3.0 billion to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities. The swaps have not been designated as hedges for accounting purposes. Interest expense, net increased by $46.0 million, or 15%, to $350.7 million for the three months ended March 31, 2009, as compared to $304.7 million for the combined three months ended March 31, 2008. The increase in interest expense, net was principally due to the following:

•	an increase of $50.1 million due to the incurrence or assumption of approximately $3.7 billion of net additional indebtedness in connection with the New Sponsors Acquisition;

•

an increase of $4.9 million due to a higher principal amount of debt and higher interest rates resulting from the repurchase or repayment of certain notes or loans in connection with our change of control offers that were completed in the second and third quarters of 2008; and

•	an increase of $3.9 million due to additional indebtedness incurred in the 2009 Sub Holdco Notes Offering; partially offset by

•	lower interest expense of $16.9 million due to lower interest rates on our variable rate debt in 2009 as compared to the first quarter of 2008.

The non-cash portion of total interest expense, net was $104.1 million for the three months ended March 31, 2009, and this amount included $72.8 million of payment-in-kind (“PIK”) interest expense. The remaining non-cash interest expense was primarily associated with the amortization of the deferred financing fees incurred as a result of new or refinanced debt and the amortization and accretion of discounts and premiums recorded to adjust our debt to fair value in connection with the New Sponsors Acquisition.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was recognized in connection with Intelsat Sub Holdco’s purchase of $114.2 million of Intelsat, Ltd.’s outstanding 7 5/8% Senior Notes due 2012 for $93.3 million and $346.5 million of Intelsat, Ltd.’s outstanding 6 1/2% Senior Notes due 2013 for $254.6 million pursuant to the Tender Offer. The loss was primarily driven by the difference between the carrying value of the Intelsat, Ltd. notes purchased and the cash paid for the purchase. The value of the Intelsat, Ltd. notes had been adjusted to fair value in connection with the New Sponsors Acquisition as of February 4, 2008.

Other Income, Net

Other income, net was $0.9 million for the three months ended March 31, 2009 as compared to $3.1 million for the combined three months ended March 31, 2008. The decrease of $2.1 million was primarily related to a $1.8 million increase in exchange rate losses, primarily due to the U.S. dollar strengthening against the Brazilian real, which impacts our service contracts with our Brazilian customers, and a $0.4 million decrease in rental income.

Benefit from Income Taxes

Our benefit from income taxes was $43.2 million and $8.7 million for the three months ended March 31, 2009 and the combined three months ended March 31, 2008, respectively. The increase was principally due to a higher pre-tax loss in certain taxable jurisdictions, primarily the United States and United Kingdom, during the three months ended March 31, 2009.

EBITDA

EBITDA consists of earnings before net interest, gain (loss) on early extinguishment of debt, taxes and depreciation and amortization. EBITDA is a measure commonly used in the fixed satellite services sector, and we present EBITDA to enhance understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, EBITDA is not a measure of financial performance under U.S. GAAP, and our EBITDA may not be comparable to similarly titled measures of other companies. EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) attributable to Intelsat, Ltd., determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity.

A reconciliation of net loss attributable to Intelsat, Ltd. to EBITDA for the combined three months ended March 31, 2008 and the three months ended March 31, 2009 is as follows:

	Combined	Successor Entity
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009
	(in thousands)
Net loss attributable to Intelsat, Ltd.	$(412,688)	$(557,646)
Add:
Interest expense, net	304,685	350,720
Loss on early extinguishment of debt	—	14,876
Benefit from income taxes	(8,668)	(43,246)
Depreciation and amortization	207,836	210,929

EBITDA	$91,165	$(24,367)

Liquidity and Capital Resources

Cash Flow Items

	Predecessor Entity	Successor Entity	Combined	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to March 31, 2008	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009
	(in thousands)
Net cash provided by operating activities	$19,619	$206,578	$226,197	$81,952
Net cash used in investing activities	(24,701)	(85,379)	(110,080)	(136,724)
Net cash used in financing activities	(22,304)	(1,313,616)	(1,335,920)	(11,863)
Net change in cash and cash equivalents	(27,249)	(1,191,557)	(1,218,806)	(67,481)

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $82.0 million for the three months ended March 31, 2009 reflected a decrease of $144.2 million as compared to the combined three months ended March 31, 2008. Our cash flows from operations were negatively impacted due primarily to the higher payments for accounts payable, interest and prepaid items during the three months ended March 31, 2009 as compared to the combined three months ended March 31, 2008. Additionally, while we continued to experience improved collections on our customer accounts, the higher revenue during the three months ended March 31, 2009 resulted in an overall higher accounts receivable balance as compared to the combined three months ended March 31, 2008, resulting in a net use of cash.

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $26.6 million to $136.7 million for the three months ended March 31, 2009 as compared to the combined three months ended March 31, 2008. This increase was primarily due to higher capital expenditures of $26.0 million associated with satellites under construction during the three months ended March 31, 2009 as compared to 2008.

Net Cash Used in Financing Activities

Net cash used in financing activities was $11.9 million for the three months ended March 31, 2009 compared to $1.3 billion for the combined three months ended March 31, 2008. The decrease in cash used in financing activities was primarily due to the repayment of $1.3 billion of our long-term debt in the three months ended March 31, 2008 following the New Sponsors Acquisition, including $38.5 million in premiums paid in connection with the early retirement of certain long-term debt.

Long-Term Debt

We are a highly leveraged company and, in connection with the consummation of the New Sponsors Acquisition Transactions, we became a significantly more highly leveraged company, which has resulted in a significant increase in our interest expense.

In connection with the New Sponsors Acquisition, our pre-acquisition long-term debt was adjusted to fair value as of the effective date of the transaction, resulting in a net decrease of $182.5 million to the carrying value of the debt. The net difference between the fair value and par value of the debt is being amortized as an increase to interest expense over the remaining term of the related debt using the effective interest method.

Senior Secured Credit Facilities

Intelsat Sub Holdco Senior Secured Credit Facility

As of March 31, 2009, Intelsat Sub Holdco had a revolving credit facility and certain term loans outstanding under the Intelsat Sub Holdco Amended and Restated Credit Agreement (the “Sub Holdco Credit Agreement”), which consisted of a $344.8 million Tranche B Term loan facility with a seven-year maturity and a $250.0 million revolving credit facility with a six-year maturity. Up to $200.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility is available for swingline loans.

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

On January 25, 2008, Intelsat Sub Holdco entered into Amendment No. 3 to the Sub Holdco Credit Agreement, which became effective upon the consummation of the New Sponsors Acquisition and amended and modified the Sub Holdco Credit Agreement to, among other things:

(a)	change the applicable margin (i) on Above Bank Rate (“ABR”) loans under the Tranche B Term Loan, revolving credit loan and swingline loan facilities to a rate of 1.5% per annum and (ii) on London Interbank Offered Rate (“LIBOR”) loans under the Tranche B Term Loan, revolving credit loan and swingline loan facilities to a rate of 2.5% per annum;

(b)	reduce the size of the revolving facility by $50.0 million and add a $50.0 million incremental revolving credit facility provision;

(c)	add language requiring the payment of a prepayment premium for prepayments of term loans prior to February 4, 2010;

(d)	make certain changes permitting the New Sponsors Acquisition; and

(e)	add a financial maintenance covenant requiring compliance with a Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Sub Holdco Credit Agreement) of less than or equal to 1.5 to 1.0.

In September 2008, we borrowed $175.1 million under the revolver portion of Intelsat Sub Holdco’s senior secured credit facilities. One of the lenders (the “Defaulting Lender”), representing approximately 12% of the lender commitments under Intelsat Sub Holdco’s revolving credit facilities, equivalent to approximately $31.1 million of the availability as of March 31, 2009, did not provide any funds in response to our September 2008 borrowing request under the revolving credit facilities. We repaid the amounts outstanding under the revolver portion of Intelsat Sub Holdco’s senior secured credit facilities in full on December 29, 2008.

No amounts were outstanding under the revolving credit facility as of March 31, 2009; however, $9.0 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was $209.9 million at such date, assuming that the Defaulting Lender would not provide any funds in response to a borrowing request. On May 7, 2009, an additional third-party lender agreed to assume $25.0 million of the Defaulting Lender’s revolving credit commitments.

Intelsat Corp Senior Secured Credit Facility

As of March 31, 2009, Intelsat Corp had a revolving credit facility and certain term loans outstanding under the Intelsat Corporation Amended and Restated Credit Agreement (the “Intelsat Corp Amended and Restated Credit Agreement”), which consisted of a $355.9 million Tranche A-3 Term loan with a six-year maturity, a $1.8 billion Tranche B-2 Term Loan facility with a seven and one-half year maturity, and a $175.0 million revolving credit facility with a six-year maturity. Up to $150.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility is available for swingline loans.

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

In September 2008, we borrowed $66.1 million under the revolver portion of Intelsat Corp’s senior secured credit facilities. The Defaulting Lender, representing approximately 12% of the lender commitments under Intelsat Corp’s revolving credit facilities, equivalent to approximately $20.8 million of the availability as of March 31, 2009, did not provide any funds in response to our September 2008 borrowing request. We repaid the amounts outstanding under the revolver portion of Intelsat Corp’s senior secured credit facilities in full on December 29, 2008.

No amounts were outstanding under the revolving credit facility as of March 31, 2009; however, $2.1 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was $152.2 million at such date, assuming that the Defaulting Lender would not provide any funds in response to a borrowing request.

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

Borrowings under the Senior Bridge Loan Credit Agreement bore interest at LIBOR, plus a margin of 4.5%. Borrowings under the PIK Election Bridge Loan Credit Agreement bore interest at LIBOR, plus a margin of 4.75%. In addition, we had the option to pay interest under the PIK Election Bridge Loan Credit Agreement in

PIK interest at a PIK interest rate equal to the cash pay interest rate in effect during the interest period plus 100 basis points. We elected to pay interest under the PIK Election Bridge Loan Credit Agreement entirely in PIK interest for all interest periods through June 26, 2008.

On June 27, 2008, Intelsat Bermuda repaid in full the Bridge Loan Credit Agreements and issued new senior notes.

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

Intelsat Bermuda assigned its debt obligations to Intelsat Jackson on February 4, 2008 (see—Impact of the New Sponsors Acquisition Transactions above) and we subsequently redeemed $1.26 billion in long-term debt and incurred early redemption premiums of $38.5 million as follows:

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

Recent Debt Transactions

On February 12, 2009, our indirect subsidiary, Intelsat Sub Holdco, purchased $114.2 million of Intelsat, Ltd.’s outstanding 7 5/8% Senior Notes due 2012 for $93.3 million and $346.5 million of Intelsat, Ltd.’s outstanding 6 1/2% Senior Notes due 2013 for $254.6 million pursuant to the Tender Offer. Also, Intelsat Sub Holdco completed an offering of $400.0 million aggregate principal amount at maturity of 8 7/8% Senior Notes due 2015, Series B, which yielded $348.3 million of proceeds at issuance. See—Overview—Recent Debt Transactions.

New Dawn Credit Facilities

On December 5, 2008, New Dawn Satellite Company Ltd (“New Dawn”) entered into a $215.0 million secured financing arrangement that consists of senior and mezzanine term loan facilities. The credit facilities are non-recourse to New Dawn’s shareholders, including Intelsat, Ltd. and its wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions. Up to $25.0 million of the facilities is subject to cancellation if additional funding commitments are not secured by the original lenders by a specified date. The senior facility provides for a commitment of up to $125.0 million. The interest rate on term loans under the senior facility is the aggregate of LIBOR plus an applicable margin between 3.0% and 4.0% and certain costs, if incurred. The mezzanine facility provides for a commitment of up to $90.0 million. The interest rate on term loans under the mezzanine facility is the aggregate of LIBOR plus an applicable margin between 5.3% and 6.3% and certain costs, if incurred. New Dawn is required to pay a commitment fee at a rate per annum of 0.5% on any unused commitments under the term loan facilities.

Sub Holdco Adjusted EBITDA and New Bermuda Adjusted EBITDA

In addition to EBITDA, which is calculated as set forth in—Results of Operations, we calculate a measure called Sub Holdco Adjusted EBITDA, based on the term Consolidated EBITDA, as defined in the Sub Holdco Credit Agreement as described in the table and related footnotes below. Sub Holdco Adjusted EBITDA consists of EBITDA as adjusted to exclude or include certain unusual items, certain other operating expense items and other adjustments permitted in calculating covenant compliance under the Sub Holdco Credit Agreement. Sub Holdco Adjusted EBITDA, as presented below, is calculated only with respect to Intelsat Sub Holdco and its subsidiaries. Sub Holdco Adjusted EBITDA is a material component of certain ratios used in the Sub Holdco Credit Agreement, such as the secured debt leverage ratio and the total leverage ratio.

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

In addition to EBITDA and Sub Holdco Adjusted EBITDA, we also calculate a measure called New Bermuda Adjusted EBITDA, based on the term Adjusted EBITDA, as defined in the indenture governing Intelsat Bermuda’s 11 1/4% Senior Notes due 2017 (the “2017 Bermuda Senior Notes”) and Intelsat Bermuda’s 11 1/2%/12 1/2% Senior PIK Election Notes due 2017 (the “2017 Bermuda PIK Notes” and together with the 2017 Bermuda Senior Notes, the “2008 Bermuda Notes”).

New Bermuda Adjusted EBITDA consists of EBITDA as adjusted to exclude or include certain unusual items, certain other operating expense items and other adjustments permitted in calculating covenant compliance under the indenture of Intelsat Bermuda as described in the table and related footnotes below. New Bermuda Adjusted EBITDA, as presented below, is calculated only with respect to Intelsat Bermuda and its subsidiaries. New Bermuda Adjusted EBITDA is a material component of certain ratios used in the indenture governing the 2008 Bermuda Notes, such as the debt to New Bermuda Adjusted EBITDA ratio and the secured indebtedness leverage ratio.

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

We believe that the inclusion of Sub Holdco Adjusted EBITDA and New Bermuda Adjusted EBITDA in this Quarterly Report is appropriate to provide additional information to investors about the calculation of certain covenants in the Sub Holdco Credit Agreement and the indenture governing the 2008 Bermuda Notes as mentioned above. We believe that some investors may use Sub Holdco Adjusted EBITDA and New Bermuda Adjusted EBITDA to evaluate our liquidity and financial condition. Sub Holdco Adjusted EBITDA and New Bermuda Adjusted EBITDA are not measures of financial performance under U.S. GAAP, and Sub Holdco Adjusted EBITDA and New Bermuda Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Sub Holdco Adjusted EBITDA and New Bermuda Adjusted EBITDA should not be considered as alternatives to operating income (loss) or net income (loss) attributable to Intelsat, Ltd., determined in accordance with U.S. GAAP, as indicators of our operating performance, or as alternatives to cash flows from operating activities, determined in accordance with U.S. GAAP, as indicators of cash flows, or as measures of liquidity.

A reconciliation of net cash provided by Intelsat, Ltd. operating activities to net loss attributable to Intelsat, Ltd.; net loss attributable to Intelsat, Ltd. to Intelsat, Ltd. EBITDA; Intelsat, Ltd. EBITDA to New Bermuda Adjusted EBITDA; and New Bermuda Adjusted EBITDA to Sub Holdco Adjusted EBITDA is as follows:

	Combined (1)	Successor Entity
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009
	(in thousands)
Reconciliation of net cash provided by operating activities to net loss attributable to Intelsat, Ltd.:
Net cash provided by operating activities	$226,197	$81,952
Depreciation and amortization	(207,836)	(210,929)
Impairment of asset value	—	(499,100)
Provision for doubtful accounts	460	1,167
Foreign currency transaction gain (loss)	997	(846)
Loss on disposal of assets	—	(1,943)
Share-based compensation expense	(198,605)	(466)
Deferred income taxes	19,356	49,912
Amortization of discount, premium and issuance costs	(24,114)	(31,276)
Interest paid-in-kind	(26,825)	(72,843)
Loss on early extinguishment of debt	—	(14,496)
Share in gain of unconsolidated affiliates	—	132
Gain (loss) on undesignated interest rate swaps	(43,565)	6,505
Other non-cash items	(134)	(43)
Changes in operating assets and liabilities, net of effect of acquisition	(156,619)	134,628

Net loss attributable to Intelsat, Ltd.	(412,688)	(557,646)

Add (Subtract):
Interest expense, net	304,685	350,720
Loss on early extinguishment of debt	—	14,876
Benefit from income taxes	(8,668)	(43,246)
Depreciation and amortization	207,836	210,929

Intelsat, Ltd. EBITDA	91,165	(24,367)

Add (Subtract):
Parent and intercompany expenses, net (2)	3,471	2,922
EBITDA from unrestricted subsidiaries (3)	—	(512)
Compensation and benefits (4)	2,699	1,635
Transaction costs (5)	313,102	—
Acquisition related expenses (6)	3,305	5,797
Share in gain of unconsolidated affiliates (7)	(105)	(132)
Impairment of asset value (8)	—	499,100
Loss on undesignated interest rate swaps (9)	42,951	7,956
Non-recurring and other non-cash items (10)	3,111	4,264
Satellite performance incentives (11)	(2,971)	(2,231)

New Bermuda Adjusted EBITDA	456,728	494,432

Add (Subtract):
Intelsat Corp Adjusted EBITDA (12)	(216,441)	(185,592)
Parent and intercompany expenses (13)	100	244
Non-recurring intercompany expenses	34,991	—
Satellite performance incentives (11)	2,971	2,231

Sub Holdco Adjusted EBITDA	$278,349	$311,315

(1)	As a result of the consummation of the New Sponsors Acquisition, the financial results for the three months ended March 31, 2008 have been presented separately in our condensed consolidated statements of operations for the “predecessor” entity for the period January 1, 2008 to January 31, 2008 and for the “successor” entity for the period February 1, 2008 to March 31, 2008. For comparative purposes, we combined the periods from January 1, 2008 to January 31, 2008 and February 1, 2008 to March 31, 2008, as we believe this combination is useful to provide the reader a more accurate comparison. This combination is not a U.S. GAAP measure and it is provided to enhance the reader’s understanding of the results of operations for the periods presented.

(2)	Represents expenses incurred at Intelsat, Ltd. for employee salaries and benefits, office operating costs and other expenses.

(3)	Reflects EBITDA of our unrestricted subsidiary, New Dawn, which is excluded under the definitions of New Bermuda Adjusted EBITDA and Sub Holdco Adjusted EBITDA.

(4)	Reflects the portion of the expenses incurred relating to our equity compensation plans, defined benefit retirement plan and other postretirement benefits that are excludable under the definitions of New Bermuda Adjusted EBITDA and Sub Holdco Adjusted EBITDA.

(5)	Reflects transaction costs related to the New Sponsors Acquisition Transactions.

(6)	Reflects expenses incurred in connection with the monitoring fee agreements to provide certain monitoring, advisory and consulting services to Intelsat Bermuda, Intelsat Sub Holdco and their respective subsidiaries.

(7)	Represents gains incurred under the equity method of accounting.

(8)	Represents the non-cash impairment charge recorded to write-down our intangible assets determined to have indefinite useful lives in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

(9)	Represents the changes in the fair value of the undesignated interest rate swaps as well as the difference between the amount of floating rate interest we receive and the amount of fixed rate interest we pay, which are recognized in operating income.

(10)	Reflects certain non-recurring gains and losses, including costs incurred in connection with the New Sponsors Acquisition, and non-cash income related to the recognition of deferred revenue on a straight-line basis of certain prepaid capacity contracts which are excluded under the definitions of New Bermuda Adjusted EBITDA and Sub Holdco Adjusted EBITDA.

(11)	Represents satellite performance incentive interest expense required to be excluded from interest expense for the calculation of New Bermuda Adjusted EBITDA, but permitted to be included as part of interest expense for the calculation of Sub Holdco Adjusted EBITDA.

(12)	This measure is reported publicly by our subsidiary, Intelsat Corp, which is not a subsidiary of Intelsat Sub Holdco.

(13)	Reflects expenses of Intelsat Bermuda and other holding companies not consolidated under Intelsat Sub Holdco.

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

No amounts were outstanding under our revolving credit facilities as of March 31, 2009; however, we had aggregate outstanding letters of credit of $9.0 million under the revolver portion of Intelsat Sub Holdco’s senior secured credit facilities and $2.1 million under the revolver portion of Intelsat Corp’s senior secured credit facilities. Intelsat Sub Holdco and Intelsat Corp had $209.9 million (net of standby letters of credit) and $152.2 million (net of standby letters of credit), respectively, of availability remaining under their senior secured credit facilities at that date, assuming that the Defaulting Lender would not provide any funds in response to a borrowing request, as described above. Under the terms of the credit agreements governing both Intelsat Sub Holdco’s senior secured credit facilities and Intelsat Corp’s amended and restated senior secured credit facilities, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat, Ltd., with a senior secured debt covenant included in the indenture governing Intelsat, Ltd.’s outstanding senior notes. As a result, under certain circumstances, Intelsat Sub Holdco may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Corp has certain amounts outstanding under its revolving credit facility, and Intelsat Corp may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving credit facility.

Contracted Backlog

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog is our expected future revenue under customer contracts, and includes both cancelable and non-cancelable contracts, although 98% of our backlog as of March 31, 2009 related to contracts that either were non-cancelable or had substantial termination penalties. Our backlog also includes our pro rata share of backlog of our joint venture investments. Our backlog was approximately $8.8 billion and $8.7 billion as of December 31, 2008 and March 31, 2009, respectively. This backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

Satellite Construction and Launch Obligations

Subsequent to December 31, 2008, we entered into agreements with an aggregate commitment of $322.9 million for satellite construction and launch services related to multiple satellite programs as well as options for future satellites and launch services.

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

Payments for satellites and other property and equipment during the three months ended March 31, 2009 were $132.6 million, and this amount included $16.0 million of payments made by New Dawn. Payments for satellites and other property and equipment exclude funds paid for deposits on future satellites and launches that are included as a part of other assets and capitalized as construction progresses. We have multiple satellites on order with several launches planned in 2009.

We expect our 2009 total capital expenditures to range from approximately $625 million to $675 million. We intend to fund our capital expenditure requirements through cash on hand, cash provided from operating activities and, if necessary, borrowings under the revolving facilities of our senior secured credit facilities. The expected 2009 capital expenditures range excludes approximately $100 million in capital expenditures associated with a satellite that is to be procured and launched in 2010 pursuant to our New Dawn joint venture. We have a 74.9% indirect ownership interest in New Dawn and the financial results of the New Dawn investment are consolidated within our results. However, the majority of New Dawn’s expenditures will be financed by third parties, and our net cash outlay with respect to New Dawn is expected to be minimal in 2009.

Disclosures about Market Risk

See Item 3—Quantitative and Qualitative Disclosures About Market Risk.

Off-Balance Sheet Arrangements

On August 1, 2005, Intelsat Corp formed its second satellite joint investment with JSAT International, Inc. to build and launch a Ku-band satellite (“Horizons-2”). The Horizons-2 satellite was launched in December 2007 and placed into service in February 2008. The satellite supports digital video, high-definition television and internet protocol-based content distribution networks to broadband Internet and satellite news gathering services in the United States. The total future joint investment in Horizons-2 is expected to be $160.8 million as of March 31, 2009, of which each of the joint venture partners is required to fund their 50% share.

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $6.1 million in each of March 2008 and March 2009. Intelsat Corp has entered into a security and pledge agreement with a third-party lender and, pursuant to this agreement, granted a security interest in its contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. We have recorded a liability of $12.2 million within accrued liabilities as of December 31, 2008 and March 31, 2009, and a liability of $61.0 million and $54.9 million within other long-term liabilities as of December 31, 2008 and March 31, 2009, respectively, in the accompanying condensed consolidated balance sheets.

We do not have any other significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or liquidity.

New Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. FAS 157-4”). FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), when the volume and level of activity for an asset or liability have significantly decreased, there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states as the objective of fair value measurement which is to reflect how much an asset would be sold for in an orderly transaction, as opposed to a distressed or forced transaction at the date of the financial statements under current market conditions. Specifically, FSP No. FAS 157-4 reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. Additionally, FSP No. FAS 157-4 requires enhanced disclosures. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. We are currently evaluating the requirements of FSP No. FAS 157-4 and the impact, if any, on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 107-1 and APB 28-1 requires issuers to disclose on a quarterly basis qualitative and quantitative information about fair value estimates for all financial instruments not measured or reflected on the balance sheet at fair value. Previously, the disclosure requirement was limited to an annual basis. FSP No. FAS 107-1 and APB 28-1 will be effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We plan to adopt FSP No. FAS 107-1 and APB 28-1 and provide the additional disclosure requirements during the second quarter of 2009.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP No. FAS 132(R)-1”). FSP No. FAS 132(R)-1 provides additional disclosure requirements for the plan assets of a defined benefit pension or other postretirement plan. FSP No. FAS 132(R)-1 requires employers of public and nonpublic entities to disclose additional information detailing how investment allocation decisions are made, the major categories of plan assets including concentration of risk and fair-value measurements, and the fair value techniques used to measure the plan assets. The disclosure requirements are effective for years ending after December 15, 2009. We plan to adopt FSP No. FAS 132(R)-1 and provide the additional disclosure requirements in our Annual Report on Form 10-K for the year ending December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates and foreign currencies. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. In addition, with respect to our interest rate swaps, we are exposed to counterparty credit risk, which we seek to minimize through credit support agreements and the review and monitoring of all counterparties. There have been no material changes to our market risk sensitive instruments and positions as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009. Based upon that evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting

No changes occurred in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to litigation in the ordinary course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

No material changes in the risks related to our business have occurred since we filed our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Document Description
4.1	Indenture for the 8 7/8% Senior Notes due 2015, Series B, dated as of February 12, 2009, by and among Intelsat Subsidiary Holding Company, Ltd., as Issuer, Intelsat, Ltd., Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd. and Intelsat Intermediate Holding Company, Ltd., as Parent Guarantors, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on February 18, 2009).

4.2	Registration Rights Agreement, dated as of February 12, 2009, among Intelsat Subsidiary Holding Company, Ltd., as Issuer, Intelsat, Ltd., Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd. and Intelsat Intermediate Holding Company, Ltd., as Parent Guarantors, the subsidiary guarantors named therein, and Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC as the Initial Purchasers (incorporated by reference to Exhibit 4.2 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on February 18, 2009).

10.1	Employment Agreement, dated as of December 29, 2008 and effective as of February 4, 2008, by and among Intelsat Global, Ltd., Intelsat, Ltd. and David McGlade (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on January 5, 2009)

10.2	Fourth Amendment and Acknowledgement, dated as of December 29, 2008, by and among Intelsat Global, Ltd., Intelsat, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.2 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on January 5, 2009)

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT, LTD.

Date: May 13, 2009	By	/s/ DAVID MCGLADE
David McGlade
Chief Executive Officer