Form 10-Q
period 2009-06-30
INTELSAT LTD
filed 2009-08-12
CIK 1156871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

                                (Do not check if a smaller

                        reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of August 10, 2009, 12,000 ordinary shares, par value $1.00 per share, were outstanding.

INTRODUCTION

In this Quarterly Report, unless otherwise indicated or the context otherwise requires, (1) the terms “we,” “us,” “our” and “Intelsat” refer to Intelsat, Ltd. and its currently existing subsidiaries on a consolidated basis, (2) the terms “Serafina Holdings” and “Intelsat Global” refer to Intelsat Global, Ltd. (formerly known as Serafina Holdings Limited), (3) the term “Serafina” refers to Intelsat Global Subsidiary, Ltd. (formerly known as Serafina Acquisition Limited), (4) the term “Intelsat Holdings” refers to our parent, Intelsat Holdings, Ltd., (5) the term “Intelsat Bermuda” refers to Intelsat (Bermuda), Ltd., Intelsat, Ltd.’s direct wholly-owned subsidiary, (6) the term “Intelsat Jackson” refers to Intelsat Jackson Holdings, Ltd., a direct wholly-owned subsidiary of Intelsat Bermuda, (7) the term “Intermediate Holdco” refers to Intelsat Intermediate Holding Company, Ltd., Intelsat Jackson’s direct wholly-owned subsidiary, (8) the term “Intelsat Sub Holdco” refers to Intelsat Subsidiary Holding Company, Ltd., Intermediate Holdco’s direct wholly-owned subsidiary, (9) the term “PanAmSat Holdco” refers to PanAmSat Holding Corporation, and not to its subsidiaries, prior to the PanAmSat Acquisition Transactions (as defined below), (10) the term “Intelsat Corp” refers to PanAmSat Corporation prior to the PanAmSat Acquisition Transactions and to Intelsat Corporation thereafter, (11) the term “PanAmSat” refers to PanAmSat Holding Corporation and its subsidiaries on a consolidated basis prior to the PanAmSat Acquisition Transactions, (12) the term “PanAmSat Acquisition Transactions” refers to our acquisition of PanAmSat on July 3, 2006 and related transactions, and (13) the term “New Sponsors Acquisition Transactions” refers to the acquisition of Intelsat Holdings by Serafina on February 4, 2008 and related transactions, as discussed under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the New Sponsors Acquisition Transactions.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTELSAT, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31, 2008	As of June 30, 2009
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$470,211	$527,229
Receivables, net of allowance of $20,237 in 2008 and $18,525 in 2009	302,934	318,625
Deferred income taxes	48,623	48,396
Prepaid expenses and other current assets	56,883	40,232

Total current assets	878,651	934,482
Satellites and other property and equipment, net	5,339,671	5,395,313
Goodwill	6,774,334	6,774,334
Non-amortizable intangible assets	2,957,200	2,458,100
Amortizable intangible assets, net	1,124,275	1,051,227
Other assets	583,201	480,542

Total assets	$17,657,332	$17,093,998

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$125,310	$144,745
Employee related liabilities	49,184	31,541
Accrued interest payable	410,082	370,709
Current portion of long-term debt	99,358	97,878
Deferred satellite performance incentives	26,247	20,931
Deferred revenue	78,082	42,385
Other current liabilities	56,950	61,503

Total current liabilities	845,213	769,692
Long-term debt, net of current portion	14,773,975	14,908,558
Deferred satellite performance incentives, net of current portion	128,972	119,273
Deferred revenue, net of current portion	166,311	222,537
Deferred income taxes	562,742	540,893
Accrued retirement benefits	235,014	237,164
Other long-term liabilities	436,258	355,770
Noncontrolling interest	4,500	5,426
Commitments and contingencies (Note 12)
Shareholder’s equity (deficit):
Ordinary shares, $1.00 par value, 12,000 shares authorized, issued and outstanding at December 31, 2008 and June 30, 2009	12	12
Paid-in capital	1,461,006	1,481,411
Accumulated deficit	(886,306)	(1,476,692)
Accumulated other comprehensive loss	(70,365)	(70,046)

Total shareholder’s equity (deficit)	504,347	(65,315)

Total liabilities and shareholder’s equity (deficit)	$17,657,332	$17,093,998

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2009
Revenue	$584,921	$642,484
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	81,935	107,286
Selling, general and administrative	51,164	70,126
Depreciation and amortization	217,559	200,159
Impairment of asset value	63,644	—
Unrealized gains on derivative financial instruments	(99,380)	(52,079)

Total operating expenses	314,922	325,492

Income from operations	269,999	316,992
Interest expense, net	336,934	339,612
Other income, net	2,835	5,267

Loss before income taxes	(64,100)	(17,353)
Provision for income taxes	17,861	15,395

Net loss	(81,961)	(32,748)
Net loss attributable to noncontrolling interest	—	8

Net loss attributable to Intelsat, Ltd.	$(81,961)	$(32,740)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to June 30, 2008	Six Months Ended June 30, 2009
Revenue	$190,261	$967,339	$1,274,331
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	25,683	136,732	210,806
Selling, general and administrative	18,485	80,739	116,635
Depreciation and amortization	64,157	361,238	411,088
Transaction costs	313,102	—	—
Impairment of asset value	—	63,644	499,100
Unrealized (gains) losses on derivative financial instruments	11,431	(67,860)	(44,123)

Total operating expenses	432,858	574,493	1,193,506

Income (loss) from operations	(242,597)	392,846	80,825
Interest expense, net	80,275	561,348	690,333
Loss on early extinguishment of debt	—	—	(14,876)
Other income, net	535	5,383	6,199

Loss before income taxes	(322,337)	(163,119)	(618,185)
Provision for (benefit from) income taxes	(10,476)	19,668	(27,851)

Net loss	(311,861)	(182,787)	(590,334)
Net income attributable to noncontrolling interest	—	—	(52)

Net loss attributable to Intelsat, Ltd.	$(311,861)	$(182,787)	$(590,386)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor Entity	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to June 30, 2008	Six Months Ended June 30, 2009
Cash flows from operating activities:
Net loss attributable to Intelsat, Ltd.	$(311,861)	$(182,787)	$(590,386)
Adjustments to reconcile net loss attributable to Intelsat, Ltd. to net cash provided by operating activities:
Depreciation and amortization	64,157	361,238	411,088
Impairment of asset value	—	63,644	499,100
Provision for doubtful accounts	3,922	(6,934)	(118)
Foreign currency transaction gain	(137)	(1,739)	(2,819)
Loss on disposal of assets	—	46	2,558
Share-based compensation expense	196,414	3,103	21,036
Deferred income taxes	(16,668)	4,654	(44,560)
Amortization of discount, premium, issuance costs and other non-cash items	6,494	110,999	61,875
Interest paid-in-kind	—	78,256	148,675
Loss on early extinguishment of debt	—	—	14,496
Share in gain of unconsolidated affiliates	—	(225)	(259)
Unrealized (gains) losses on derivative financial instruments	11,748	(76,121)	(78,312)
Other non-cash items	108	948	242
Changes in operating assets and liabilities net of effect of acquisition:
Receivables	358	7,675	(15,573)
Prepaid expenses and other assets	(25,270)	(9,579)	9,496
Accounts payable and accrued liabilities	70,704	(85,298)	(56,775)
Deferred revenue	14,342	16,997	20,530
Accrued retirement benefits	78	658	2,151
Other long-term liabilities	5,230	(4,585)	(6,267)

Net cash provided by operating activities	19,619	280,950	396,178

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(24,701)	(180,162)	(283,403)
Proceeds from sale of other property and equipment	—	—	678
Capital contributions to unconsolidated affiliates	—	(3,554)	(6,105)
Other investing activities	—	3,943	3,706

Net cash used in investing activities	(24,701)	(179,773)	(285,124)

Cash flows from financing activities:
Repayments of long-term debt	(168,847)	(4,458,106)	(399,203)
Repayment of loan proceeds received from Intelsat Holdings	—	—	(34,000)
Proceeds from issuance of long-term debt	—	3,215,394	400,365
Proceeds from revolving credit facility	150,000	—	—
Debt issuance costs	—	(99,998)	(7,331)
Repayments of funding of capital expenditures by customer	—	(30,862)	—
Payment of premium on early retirement of debt	—	(70,308)	—
Principal payments on deferred satellite performance incentives	(1,333)	(8,662)	(15,015)
Principal payments on capital lease obligations	(2,124)	(2,344)	(1,671)

Net cash used in financing activities	(22,304)	(1,454,886)	(56,855)

Effect of exchange rate changes on cash and cash equivalents	137	1,739	2,819

Net change in cash and cash equivalents	(27,249)	(1,351,970)	57,018
Cash and cash equivalents, beginning of period	426,569	1,514,637	470,211

Cash and cash equivalents, end of period	$399,320	$162,667	$527,229

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$119,399	$405,125	$523,682
Income taxes paid	4,028	17,587	15,791
Supplemental disclosure of non-cash investing activities:
Accrued capital expenditures	$13,363	$8,804	$48,868

Note:	The increase in cash and cash equivalents between the predecessor entity ending balance for the period January 1, 2008 to January 31, 2008 and the successor entity opening balance is due to approximately $1.1 billion in cash received in connection with the closing of the New Sponsors Acquisition Transactions.

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2009

Note 1    General

Basis of Presentation

The accompanying condensed consolidated financial statements of Intelsat, Ltd. and its subsidiaries (“Intelsat,” “we,” “us” or “our”) have not been audited, but are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements include all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of these financial statements. The results of operations for the periods presented are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 on file with the Securities and Exchange Commission. Intelsat is a wholly-owned subsidiary of Intelsat Holdings, Ltd. (“Intelsat Holdings”). In accordance with the recently issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, we have evaluated subsequent events after the balance sheet date of June 30, 2009 through August 11, 2009 and no material events have occurred.

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

Our condensed consolidated financial statements for the period January 1, 2008 to January 31, 2008 represent the “predecessor” entity. The period February 1, 2008 to June 30, 2008 and the six months ended June 30, 2009 represent the “successor” entity. As a result of the application of purchase accounting, the condensed consolidated financial statements of the predecessor entity are not comparable with the condensed consolidated financial statements of the successor entity, because they are, in effect, those of a new entity.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

consolidated financial statements and accompanying notes. Examples of estimates include the determination of fair value with respect to certain assets acquired and liabilities assumed in the New Sponsors Acquisition, the allowance for doubtful accounts, pension and postretirement benefits, the fair value of our derivative instruments, the fair value of the redeemable noncontrolling interest, income taxes, useful lives of satellites, intangible assets and other property and equipment, the recoverability of goodwill and the fair value of non-amortizable intangible assets. Changes in such estimates may affect amounts reported in future periods.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140 (“SFAS No. 166”). SFAS No. 166 is intended to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial statements related to a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 will be effective at the start of the first annual reporting period beginning after November 15, 2009. We are currently evaluating the requirements of SFAS No. 166 and the impact, if any, to our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 is intended to address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”), as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166 and constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under FIN 46(R) do not always provide timely and useful information about an entity’s involvement in a variable interest entity. SFAS No. 167 will be effective at the start of the first annual reporting period beginning after November 15, 2009. We are currently evaluating the requirements of SFAS No. 167 and the impact, if any, to our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP No. FAS 132(R)-1”). FSP No. FAS 132(R)-1 provides additional disclosure requirements for the plan assets of a defined benefit pension or other postretirement plan. FSP No. FAS 132(R)-1 requires employers of public and nonpublic entities to disclose additional information detailing how investment allocation decisions are made, the major categories of plan assets including concentration of risk and fair value measurements, and the fair value techniques used to measure the plan assets. The disclosure requirements are effective for years ending after December 15, 2009. We plan to adopt FSP No. FAS 132(R)-1 and provide the additional disclosure requirements in our Annual Report on Form 10-K for the year ending December 31, 2009.

Note 2    Fair Value Measurements

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

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

The following table presents assets and liabilities measured and recorded at fair value in our condensed consolidated balance sheet on a recurring basis and their level within the fair value hierarchy (in thousands):

		Fair Value Measurements at June 30, 2009
Description	As of June 30, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities	$7,268	$7,268	$—	$—
Undesignated interest rate swaps	12,352	—	12,352	—

Total assets	$19,620	$7,268	$12,352	$—

Liabilities
Undesignated interest rate swaps	$116,028	$—	$116,028	$—
Embedded derivative	14,721	—	—	14,721
Redeemable noncontrolling interest (1)	5,426	—	—	5,426

Total liabilities	$136,175	$—	$116,028	$20,147

(1)	Redeemable noncontrolling interest is classified as mezzanine equity in the condensed consolidated balance sheet.

The following table presents our activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 for the six months ended June 30, 2009 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Redeemable Noncontrolling Interest	Embedded Derivative	Total
Balance at December 31, 2008	$4,500	$—	$4,500
Purchases, issuances and settlements	—	36,040	36,040
Net Income attributable to noncontrolling interest	60	—	60

Balance at March 31, 2009	4,560	36,040	40,600
Mark to market valuation adjustment	874	(21,319)	(20,445)
Net Loss attributable to noncontrolling interest	(8)	—	(8)

Balance at June 30, 2009	$5,426	$14,721	$20,147

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

In accordance with EITF Topic No. D-98, Classification and Measurement of Redeemable Securities, we are required to mark to market the fair value of the noncontrolling interest in our joint venture investment, a majority owned subsidiary, each reporting period. We performed a fair value analysis of the noncontrolling interest related to our 74.9% indirect ownership interest in New Dawn Satellite Company, Ltd. (“New Dawn”) as of June 30, 2009, and this resulted in an increase in the noncontrolling interest of $0.9 million. The fair value was determined using unobservable inputs (see Note 6 (c)—Investments—New Dawn).

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, such items are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as if there is evidence of impairment. During the six months ended June 30, 2009, our rights to operate at orbital locations were written down to the estimated fair value of $2.4 billion, from the aggregate carrying value of $2.9 billion as of December 31, 2008, due to an impairment identified during the first quarter of 2009. The fair value of the orbital locations was determined using unobservable inputs (see Note 7—Goodwill and Other Intangible Assets).

Recently Adopted Standards

Effective the beginning of the second quarter of 2009 we adopted FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides guidance for estimating fair value when market activity has decreased and provides additional guidance to assist in identifying transactions that are not orderly. Although FSP FAS No. 157-4 was effective in the second quarter of 2009, we did not have any transactions within the scope of FSP FAS No. 157-4; therefore there was no impact to our results of operations, financial condition or cash flow as of June 30, 2009.

In the second quarter of 2009, we adopted FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 107-1 and APB 28-1 amended SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting. This FSP is effective in the second quarter and requires disclosures of the fair value of financial instruments in interim as well as annual financial statements. In accordance with FSP No. FAS 107-1 and APB 28-1, we have disclosed the fair values attributable to our debt instruments within these condensed consolidated financial statements (see Note 8—Long Term Debt). Since FSP No. FAS 107-1 and APB 28-1 address disclosure requirements, the adoption of FSP No. FAS 107-1 and APB 28-1 did not impact our financial position or results of operations as of or for the period ended June 30, 2009.

Note 3    Share-Based and Other Compensation Plans

(a) 2005 Share Plan

(i) Restricted Shares

The board of directors of Intelsat Holdings adopted the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”) with an effective date of January 28, 2005. Of the shares awarded under the 2005 Share Plan, a portion were time vesting shares, and a portion of the shares awarded were performance shares that were to vest upon the meeting of certain performance criteria. Upon consummation of the New Sponsors Acquisition on February 4, 2008, all outstanding performance-based restricted shares and a portion of the time vesting shares under the 2005 Share Plan vested. Vested restricted shares (including time and performance vesting shares) were purchased by the New Sponsors at approximately $400 per share (the per share price specified in the BC Share

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

Purchase Agreement). In connection with the vesting of these awards upon the consummation of the acquisition, we recorded compensation expense of $148.9 million in the predecessor period January 1, 2008 to January 31, 2008. In connection with the New Sponsors Acquisition, each unvested restricted share of Intelsat Holdings was exchanged for approximately four unvested restricted shares of Intelsat Global.

(ii) Share-Based Compensation Arrangements

During 2006 and 2007, Intelsat Holdings entered into share-based compensation arrangements (“SCAs”) with selected employees of Intelsat Holdings and its direct and indirect subsidiaries under the 2005 Share Plan, which permitted such employees to purchase Intelsat Holdings common shares. These SCAs vested over time and were subject to continued employment through each applicable vesting date. The vesting of these SCAs was to accelerate in the event of the occurrence of both a change in control and a termination without cause (each as defined in the 2005 Share Plan) of the relevant employee. Any outstanding but unexercised SCAs could be cancelled at any time after termination of employment. Shares issued as a result of the exercise of SCAs could be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enabled Intelsat Holdings to recover the shares without transferring any appreciation in value if the employee were to terminate voluntarily, the SCAs were not deemed to be granted under SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). The repurchase features provided that if an employee were to be terminated without cause or upon death or disability, Intelsat Holdings would have the right for two years to repurchase any vested shares at fair value as determined on the termination date.

In connection with the New Sponsors Acquisition, vesting in SCAs issued under the 2005 Share Plan doubled at consummation of the transaction if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price of each share covered. In connection with the vesting and cancellation of these awards, we recorded expense of $47.6 million in the predecessor period January 1, 2008 to January 31, 2008. The remaining unvested SCAs were rolled over into new SCAs of Intelsat Global.

(b) 2008 Share Plan

On May 6, 2009, the board of directors of Intelsat Global adopted the amended and restated Intelsat Global, Ltd. 2008 Share Incentive Plan (the “2008 Share Plan”). The 2008 Share Plan provides for a variety of equity-based awards with respect to Class A common shares, par value U.S. $0.001 per share (the “Class A Shares”), and Class B common shares, par value U.S. $0.001 per share (the “Class B Shares” and together with the Class A Shares, the “Common Shares”), including non-qualified share options, incentive share options (within the meaning of Section 422 of the United States Internal Revenue Service Tax Code), restricted share awards, restricted share unit awards, share appreciation rights, phantom share awards and performance-based awards.

A total of 1,689,975 common shares may be issued under the 2008 Share Plan; provided, however, that no more than 946,386 Class B Shares may be issued under the 2008 Share Plan. Class A Shares may be issued pursuant to any type of award; however, Class B Shares may only be issued pursuant to restricted share awards. Additionally, 438,827 Class A Shares shall be available for issuance pursuant to the vesting and/or exercise of certain options and restricted share awards previously granted pursuant to the 2005 Share Plan (the “Rollover Awards”). To the extent that any award, other than the Rollover Awards, terminates, expires, or lapses for any reason, or is settled in cash without delivery of shares (or, in the case of restricted shares, without vesting) to the participant, then any shares subject to the award may be used again for new grants under the 2008 Share Plan.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

(i) Rollover Shares

In connection with the adoption of the 2008 Share Plan, 293,926 Class A Shares previously granted pursuant to the 2005 Share Plan, of which 228,976 Class A Shares had been awarded to certain executive officers under employment agreements, became subject to new Class A restricted share agreements and the provisions of the 2008 Share Plan. These rollover shares continue to be classified as a liability of Intelsat Global due to certain repurchase features in the 2008 Share Plan and the new Class A restricted share agreements. The rollover shares continued to vest in the same increments and on the same vesting dates as were applicable prior to the closing of the New Sponsors Acquisition. During the successor period February 1, 2008 to June 30, 2008 and the six months ended June 30, 2009, we recorded compensation expense of $0.1 million and $9.2 million, respectively, related to the rollover shares. The non-vested restricted shares had a remaining weighted average vesting period of 7 months.

(ii) Rollover Options

In connection with the adoption of the 2008 Share Plan, the unvested SCAs of Intelsat Holdings that had been rolled over into SCAs of Intelsat Global became subject to new option agreements and the provisions of the 2008 Share Plan. As a result, the SCAs were no longer subject to the same repurchase features that had applied previously, and the SCAs were deemed a grant of options to purchase Intelsat Global Class A Shares under SFAS No. 123(R).

Holders of these options who terminate employment with Intelsat Global or its subsidiaries will forfeit any unvested options. Additionally, the option agreements have certain repurchase features which provide that if an employee is terminated without cause or upon death or disability, Intelsat Global has the right for two years to repurchase any vested options, and any shares issued upon exercise of vested options, at the fair market value of the shares, less exercise price in the case of options, as determined on the termination date. In the event an employee resigns, Intelsat Global has the right to repurchase any vested options, and any shares issued upon exercise of vested options, at a price equal to the lesser of the fair market value of the shares at resignation and $100.00 per share, less applicable exercise price in the case of options. However, for certain executives, Intelsat Global’s repurchase right will be at fair market value at resignation should certain service period obligations be met.

We recorded compensation expense for the time vesting restricted options over the vesting period based on the intrinsic value which equaled the fair value of the underlying Class A Shares at the date of the grant, $48.74 per share, less the exercise price of $25 per share. Since awards made consisted of options to purchase shares of our indirect parent, Intelsat Global, compensation costs for vested awards and the cost to repurchase options were reflected as capital contributions in the form of “liabilities assumed by parent” in our condensed consolidated financial statements. Due to certain repurchase features in the 2008 Share Plan and the underlying agreements, the options to purchase shares are classified as a liability of Intelsat Global. We recognized $2.8 million as compensation expense for these restricted share grants during the three months ended June 30, 2009.

(iii) Class B Share Grants

In connection with the adoption of the 2008 Share Plan, 900,249 Class B Shares were awarded to employees of Intelsat Global and its subsidiaries. These shares were subject to transfer, vesting and other restrictions set forth in the applicable Class B restricted share agreements, as described below.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

Class B Share Grants to Certain Executive Officers

The 480,830 Class B Shares issued to certain of our executive officers as of May 6, 2009 are subject to time vesting, generally with 25% of the shares vested as of the date of grant and the remaining shares vesting in equal monthly installments of 1/45th per month commencing June 4, 2009 (the “Executive Officer Class B Time-Vesting Shares”). The remaining 75% of the Class B Shares are subject to annual performance-based vesting upon the achievement of certain adjusted EBITDA and revenue goals for 2008 and 2009 (and 2010 for individuals hired after the first quarter of 2008), as defined in the applicable agreements, subject to catch-up vesting upon achievement of targets in later years (the “Executive Officer Class B Performance Shares”).

In the event of a change in control, as defined in the 2008 Share Plan, the Executive Officer Class B Time-Vesting Shares become fully vested, and the Executive Officer Class B Performance Shares vest if certain principal shareholders of Intelsat Global as defined in the applicable agreements (the “Principal Shareholders”) receive a three times multiple on their investment (four times if the change in control occurs after February 4, 2015). In the event the executive officer dies or becomes disabled, such individual’s Executive Officer Class B Time-Vesting Shares become fully vested and such individual’s Executive Officer Class B Performance Shares cease vesting and unvested shares are forfeited, unless, within six months following such termination, an initial public offering occurs or Intelsat Global enters into a definitive agreement resulting in a change in control, in which case the unvested shares will be eligible to become vested as if a change in control had occurred immediately prior to termination (the “Executive Officer Transaction Vesting Protection”). In the event the executive officer is terminated without cause or resigns for good reason (in either case as defined in the executive officer’s employment agreement) such individual’s Executive Officer Transaction Vesting Protection applies to both such individual’s Executive Officer Class B Time-Vesting Shares and such individual’s Executive Officer Class B Performance Shares, and if such termination occurs after certain service period obligations are met, 50% of such individual’s unvested Executive Officer Class B Time-Vesting Shares vest. In the event the executive officer breaches any covenants contained in the applicable employment agreements, such individual will be required to repay Intelsat Global for all Class B Shares which vested during the twelve months preceding the breach of the covenant.

Class B Share Grants to All Other Employees

419,419 restricted Class B Shares were issued effective as of May 8, 2009 to certain other members of management and key employees of Intelsat Global and its subsidiaries. Generally, five-sevenths of these Class B Shares are subject to time vesting, with 10% of the shares generally vesting six months after the later of February 4, 2008 or the date of hire, and the remaining shares vesting in equal monthly installments of 1/54th per month thereafter (the “Management Class B Time-Vesting Shares”). The remaining Class B Shares are subject to annual performance-based vesting upon the achievement of certain adjusted EBITDA and revenue goals for 2008 and 2009 (and 2010 for individuals hired after the first quarter of 2008), as defined in the applicable agreements, subject to catch-up vesting upon achievement of targets in later years (the “Management Class B Performance Shares”).

In the event of a change in control, as defined in the applicable agreement, the Management Class B Time-Vesting Shares become fully vested, and the Management Class B Performance Shares vest if the Principal Shareholders receive a three times multiple on their investment (four times if the change in control occurs after February 4, 2015).

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

In the event of the termination, death or disability of the holder, the respective Management Class B Time-Vesting Shares and Management Class B Performance Shares cease vesting and all unvested shares are forfeited. In the event of the holder’s termination of employment without cause, Intelsat Global may repurchase the shares generally for fair market value. If the termination is for cause, as defined in the 2008 Share Plan, the shares may be repurchased at a price per share equal to par value, and if the termination is due to the holder’s resignation, a repurchase price as defined in the 2008 Share Plan and applicable agreements.

We recorded compensation expense for all restricted Class B shares over the vesting period based on the intrinsic value (which equaled fair value) at the date of the grant of $10.73 per share, although a different fair market value might apply to the repurchase terms of the awards applicable to an employee termination without cause. Since awards made consisted of shares of our indirect parent, Intelsat Global, compensation costs for vested awards and the cost to repurchase shares were reflected as capital contributions in the form of “liabilities assumed by parent” in our condensed consolidated financial statements. Due to certain repurchase features in the 2008 Share Plan and the terms of applicable restricted share agreements, these restricted Class B Share grants were classified as a liability of Intelsat Global. We recognized $3.4 million as compensation expense for these restricted Class B Share grants during the three months ended June 30, 2009.

(iv) Class A Share Option Grants and SCAs

In connection with the adoption of the 2008 Share Plan, 707,351 Intelsat Global Class A SCAs were awarded to employees of Intelsat Global and its subsidiaries under SCAs at an exercise price of $100 per share (the “New 2008 SCAs”), and 377,795 Class A Share options were awarded to certain of our executive officers under option agreements at an exercise price of $100 per share. These awards are subject to transfer, vesting and other restrictions set forth in the various agreements, as described below.

Class A Share Option Grants to Certain Executive Officers

These options will vest with respect to 206,070 Class A Shares based upon the achievement of certain adjusted EBITDA and revenue goals for 2010, 2011 and 2012, as defined in the applicable agreements, subject to catch-up vesting upon achievement of targets in later years or if the Principal Shareholders receive a three times multiple on their investment (four times if the change in control occurs after February 4, 2015) in connection with a change in control. Upon the occurrence of a change in control or other realization event for the Principal Shareholders, the options will vest ratably with respect to an additional 171,725 Class A Shares based upon a sliding scale of return on the Principal Shareholders’ investment from 3.3 times to 4.1 times. The options generally expire on the earliest to occur of: (i) February 4, 2018, (ii) 90 days following resignation without good reason, (iii) one year following termination without cause or for good reason or upon death or disability, and (iv) the date of termination for cause. The options are subject to Executive Officer Transaction Vesting Protection following a termination due to death or disability, a termination without cause or a resignation for good reason. Additionally, in the event that the executive officer is terminated without cause or resigns for good reason following certain specified corporate transactions, the option will vest as if a change in control had occurred immediately prior to termination. The Class A Shares acquired upon exercise of the options are subject to repurchase rights similar to the rights specified in the executive officer’s Class B restricted share agreement. In the event the executive officer breaches any covenants contained in the executive officer’s employment agreement, such individual will be required to repay Intelsat Global an amount equal to the number of shares acquired pursuant to the option during the twelve months preceding the breach of the covenants, multiplied by the excess of the fair market value of the shares over the exercise price paid. These awards were deemed a grant of options to purchase Intelsat Global common shares under SFAS No. 123(R).

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

Class A SCAs for All Other Employees

Approximately 55% of the shares subject to the New 2008 SCAs will vest based upon the achievement of certain adjusted EBITDA and revenue goals for 2010, 2011 and 2012 (and 2013 for individuals hired after the first quarter of 2008), as defined in the applicable agreements, subject to catch-up vesting in certain circumstances, including upon achievement of targets in later years or if the Principal Shareholders receive a three times multiple on their investment (four times if the change in control occurs after February 4, 2015) in connection with a change in control, as defined. Approximately 45% of the shares subject to the New 2008 SCAs will vest upon the occurrence of a change in control or other realization event based upon a sliding scale of return on the Principal Shareholders’ investment from 3.3 times to 4.1 times. The New 2008 SCAs generally expire on the earliest to occur of: (i) February 4, 2018, (ii) 90 days following termination of employment, other than as a result of death or disability, (iii) one year following termination upon death or disability, and (iv) the date of termination for cause. Class A Shares acquired upon exercise of the New 2008 SCAs are subject to repurchase rights of Intelsat Global similar to the rights specified in the agreements governing the restricted Class B Share grants. The New 2008 SCAs also contain restrictive covenants similar to those contained in the agreements governing the restricted Class B Share grants.

Any Class A Shares held by employees as a result of the exercise of the New 2008 SCAs can be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enable Intelsat Global to recover the shares without transferring any appreciation in value if the employee were to terminate voluntarily, the New 2008 SCAs were not deemed to be granted under SFAS No. 123(R). The repurchase features provide that if an employee were to be terminated without cause or upon death or disability, Intelsat Global would have the right for two years to repurchase any vested shares issued upon exercise of the New 2008 SCAs at fair value as determined on the termination date.

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

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

Recent market conditions have resulted in an unusually high degree of volatility and increased risks related to the short-term liquidity of certain investments held by our defined benefit retirement plan, which could impact the value of the plan assets after the date of these condensed consolidated financial statements. Additionally, any significant decline in the fair value of our defined benefit retirement plan assets could affect its funded status. The impact on the funded status as of October 1, the plan’s annual measurement date, was based upon market conditions in effect when we completed our annual valuation. Based on these criteria, we were not required to make additional contributions in 2008 to the defined benefit retirement plan, and we currently expect that we will not be required to make any additional contributions during 2009. However, as a result of the recent decline in value of our defined benefit retirement plan assets, we currently anticipate significant funding in future years.

Included in accumulated other comprehensive loss at June 30, 2009 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $1.6 million ($1.0 million, net of tax) and unrecognized actuarial losses of $108.6 million ($68.8 million, net of tax). Net periodic pension benefit costs included the following components (in thousands):

			Predecessor Entity	Successor Entity
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2009	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to June 30, 2008	Six Months Ended June 30, 2009
Service cost	$621	$694	$217	$1,035	$1,388
Interest cost	5,064	5,176	1,621	8,440	10,352
Expected return on plan assets	(5,775)	(5,143)	(2,014)	(9,625)	(10,286)
Amortization of unrecognized prior service cost	—	(43)	(26)	—	(86)
Amortization of unrecognized net loss	—	—	18	—	—

Net periodic (benefit) costs	$(90)	$684	$(184)	$(150)	$1,368

Net periodic other postretirement benefit costs included the following components (in thousands):

			Predecessor Entity	Successor Entity
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2009	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to June 30, 2008	Six Months Ended June 30, 2009
Service cost	$232	$195	$83	$387	$390
Interest cost	1,246	1,202	387	2,077	2,404
Amortization of unrecognized prior service cost	—	—	10	—	—
Amortization of unrecognized net gain	—	—	(24)	—	—

Total costs	$1,478	$1,397	$456	$2,464	$2,794

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

(b) Other Retirement Plans

We maintain two defined contribution retirement plans, qualified under the provisions of Section 401(k) of the Internal Revenue Code, for our employees in the United States. One plan is for Intelsat employees who were hired before July 19, 2001 or otherwise participate in the Supplemental Retirement Income Plan (the “SRIP”) and the other plan is for Intelsat employees hired on or after July 19, 2001, the Retirement Savings Plan (the “RSP”). Each employee participating in the SRIP or RSP is eligible to contribute, on a tax deferred basis and on an after-tax basis, up to 100% of eligible earnings, subject to regulatory limits. We match 50% of employee contributions up to 2% of eligible earnings for participants in the SRIP, and 100% of employee contributions up to 5% of eligible earnings for participants in the RSP. Additionally, we provide a discretionary contribution based on performance against pre-defined metrics of between 0% and 4% of eligible earnings for employees participating in the SRIP or the RSP and a fixed contribution of 2% of eligible earnings for participants in the RSP, all subject to regulatory limits. We recognized compensation expense for these plans of $0.5 million, $2.9 million and $4.0 million for the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to June 30, 2008 and the six months ended June 30, 2009, respectively. We also maintain other defined contribution retirement plans in several non-U.S. jurisdictions, but such plans are not material to our financial position or results of operations.

Note 5    Satellites and Other Property and Equipment

Satellites and other property and equipment, net were comprised of the following (in thousands):

	As of December 31, 2008	As of June 30, 2009
Satellites and launch vehicles	$5,372,439	$5,721,495
Information systems and ground segment	332,750	341,586
Buildings and other	264,907	266,299

Total cost	5,970,096	6,329,380
Less: accumulated depreciation	(630,425)	(934,067)

Total	$5,339,671	$5,395,313

Satellites and other property and equipment, net as of December 31, 2008 and June 30, 2009 included construction-in-progress of $538.5 million and $915.4 million, respectively. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $4.7 million, $28.8 million and $31.0 million were capitalized in the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to June 30, 2008 and the six months ended June 30, 2009, respectively.

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

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

Note 6    Investments

(a) WildBlue Communications, Inc.

We have an ownership interest of approximately 25% in WildBlue Communications, Inc. (“WildBlue”), a company offering broadband Internet access services in the continental United States via Ka-band satellite capacity. We account for our investment using the equity method of accounting. Because of a history of operating and on-going losses at WildBlue, the investment was determined to have a new basis of zero in connection with the allocation of the purchase price from the New Sponsors Acquisition at February 1, 2008. As of June 30, 2008 and 2009, our cumulative losses exceeded the investment, and as a result, the investment balance remained at zero and no additional losses from WildBlue were recognized.

(b) Horizons-1 and Horizons-2

As a result of our acquisition of PanAmSat Holding Corporation and its subsidiaries (“PanAmSat”) on July 3, 2006 and related transactions (the “PanAmSat Acquisition Transactions”), we have a joint venture with JSAT International, Inc. (“JSAT”), a leading satellite operator in the Asia-Pacific region. The joint venture is named Horizons Satellite Holdings, LLC, and consists of two investments: Horizons-1 Satellite LLC (“Horizons-1”) and Horizons-2 Satellite LLC (“Horizons-2”). We provide certain services to the joint venture and utilize capacity from the joint venture.

Horizons-1 owns and operates the Ku-band portion of the Horizons-1 satellite in the fixed satellite services sector, offering service to customers in the Asia-Pacific region. We have a 50% ownership interest in Horizons-1, an investment which is accounted for under the equity method of accounting. Our share of the results of Horizons-1 is included in other income, net in the accompanying condensed consolidated statements of operations and was income of $0.02 million, $0.2 million and $0.09 million for the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to June 30, 2008 and the six months ended June 30, 2009, respectively. The investment balance of $15.7 million and $14.1 million as of December 31, 2008 and June 30, 2009, respectively, was included within other assets in the accompanying condensed consolidated balance sheets.

During the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to June 30, 2008 and the six months ended June 30, 2009, we recorded expenses of $0.3 million, $1.6 million and $1.9 million, respectively, in relation to the utilization of Ku-band satellite capacity from Horizons-1. Additionally, we provide tracking, telemetry and control (“TT&C”) and administrative services for the Horizons-1 satellite. We recorded revenue for these services of $0.1 million, $0.3 million and $0.3 million during the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to June 30, 2008 and the six months ended June 30, 2009, respectively.

We also have a revenue share agreement with JSAT related to services sold on the Horizons-1 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. As a result of this agreement, we reduced revenue by $1.1 million, $6.1 million and $7.7 million for the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to June 30, 2008 and the six months ended June 30, 2009, respectively. The payable due to JSAT was $2.0 million and $2.2 million as of December 31, 2008 and June 30, 2009, respectively.

On August 1, 2005, Intelsat Corporation (“Intelsat Corp”), our indirect wholly-owned subsidiary, formed a second satellite joint investment with JSAT to build and launch a Ku-band satellite, Horizons–2. The Horizons-2

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

satellite was launched in December 2007 and placed into service in February 2008. Our investment is being accounted for using the equity method of accounting. The total future joint investment in Horizons-2 is expected to be $160.8 million as of June 30, 2009, of which each of the joint venture partners is required to fund their 50% share. Our share of the results of Horizons-2 is included in other income, net in the accompanying condensed consolidated statements of operations and was income of $0.1 million and $0.2 million for the successor period February 1, 2008 to June 30, 2008 and the six months ended June 30, 2009, respectively. As of December 31, 2008 and June 30, 2009, the investment balance of $79.2 million and $77.4 million, respectively, was included within other assets in the accompanying condensed consolidated balance sheets.

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $6.1 million during both the combined six months ended June 30, 2008 and the six months ended June 30, 2009. We have entered into a security and pledge agreement with a third-party lender and, pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee in accordance with FASB Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. We have recorded a liability of $12.2 million within accrued liabilities as of December 31, 2008 and June 30, 2009, and a liability of $61.0 million and $54.9 million within other long-term liabilities as of December 31, 2008 and June 30, 2009, respectively, in the accompanying condensed consolidated balance sheets.

We provide TT&C and administrative services for the Horizons-2 satellite. We did not receive any revenue for these services during the predecessor period January 1, 2008 to January 31, 2008. We recorded revenue for these services of $0.3 million and $0.4 million during the successor period February 1, 2008 to June 30, 2008 and the six months ended June 30, 2009, respectively. During the successor period February 1, 2008 to June 30, 2008 and the six months ended June 30, 2009, we recorded expenses of $3.1 million and $3.6 million, respectively, in relation to the utilization of satellite capacity for the Horizons-2 satellite.

We also have a revenue share agreement with JSAT related to services sold on the Horizons-2 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. As a result of this agreement, we reduced revenue by $2.3 million and $4.6 million for the successor period February 1, 2008 to June 30, 2008 and the six months ended June 30, 2009, respectively. The amount payable to JSAT was $2.2 million as of both December 31, 2008 and June 30, 2009.

(c) New Dawn

In June 2008, we entered into a project and shareholders’ agreement (the “New Dawn Project Agreement”) with Convergence SPV Ltd. (“Convergence Partners”) pursuant to which New Dawn Satellite Company Ltd., a Mauritius company in which we have a 74.9% indirect ownership interest and Convergence Partners has a 25.1% noncontrolling ownership interest, intends to procure and launch a new satellite to provide satellite transponder services to customers in Africa. We currently expect the satellite to be launched during the fourth quarter of 2010.

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

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

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

Convergence Partners has at its option the ability to require Intelsat to buy its ownership interest at fair value subsequent to the operations of New Dawn’s assets for a period as defined in the New Dawn Project Agreement. As a result of this option, as of each balance sheet date, we have reflected the estimated amount that we would pay to Convergence Partners as if the option was exercised within mezzanine equity. This amount reflects the fair value analysis we performed at June 30, 2009, which resulted in a $0.9 million increase in the fair value. The $0.9 million change in fair value is shown as a reduction in our paid-in capital at June 30, 2009. We have assessed the significance of the Level 3 inputs to the overall valuation and have concluded that the valuation in its entirety is classified in Level 3 of the fair value hierarchy (see Note 2—Fair Value Measurements).

As of June 30, 2009, we consolidated New Dawn within our condensed consolidated financial statements, net of appropriate eliminating entries. Additionally, we accounted for the percentage interest in New Dawn owned by Convergence Partners as a noncontrolling interest. We implemented SFAS No. 160 during the first quarter of 2009, which, as a result of the application of EITF Topic D-98, did not have an impact on the classification of the noncontrolling interest on the balance sheet.

Note 7    Goodwill and Other Intangible Assets

The carrying amounts of goodwill and acquired intangible assets not subject to amortization consist of the following (in thousands):

	As of December 31, 2008	As of June 30, 2009
Goodwill	$6,774,334	$6,774,334
Trade name	70,400	70,400
Orbital locations	2,886,800	2,387,700

We determine the estimated fair value of our rights to operate at orbital locations using the build up method, as described below, to determine the cash flows for the income approach, with the resulting projected cash flows discounted at an appropriate weighted average cost of capital. In instances where the build up method did not generate positive value for the right to operate at an orbital location, but the right was expected to generate revenue, we assigned a value based upon independent source data for recent transactions of similar orbital locations.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

Under the build up method, the amount an investor would be willing to pay for the right to operate a satellite business at an orbital location is calculated by first estimating the cash flows that typical market participants would assume could be available from the right to operate satellites using the orbital location in a similar market. It is assumed that rather than acquiring such a business, the buyer would hypothetically start with the right to operate at an orbital location and build a new operation with similar attributes. Thus the buyer or builder is considered to incur the start-up costs and losses typically associated with such a business, including costs for all other tangible and intangible assets.

We account for goodwill and other non-amortizable intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and have deemed these assets to have indefinite lives. Therefore, these assets are not amortized but are tested on an annual basis for impairment during the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. During the first quarter of 2009, the credit markets continued to experience difficulties, with new debt issuances being priced at significantly higher effective interest rates as compared to the pricing of debt issuances completed in prior periods. The higher effective interest rates reflected, in our view, higher discounts being applied in the valuation of companies generally, and were therefore considered by us to be an indicator of potential impairment to the fair value of our right to operate at orbital locations. The higher interest rates resulted in an increase to our weighted average cost of capital, and led to our recognizing a non-cash impairment charge of $499.1 million in the first quarter of 2009. There were no additional impairment charges recognized in the second quarter of 2009.

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consist of the following (in thousands):

	As of December 31, 2008			As of June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$743,760	$(146,745)	$597,015	$743,760	$(208,825)	$534,935
Customer relationships	534,030	(8,266)	525,764	534,030	(18,316)	515,714
Technology	2,700	(1,204)	1,496	2,700	(2,122)	578

Total	$1,280,490	$(156,215)	$1,124,275	$1,280,490	$(229,263)	$1,051,227

Intangible assets are amortized based on the expected pattern of consumption. We recorded amortization expense of $7.8 million, $71.0 million and $73.0 million for the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to June 30, 2008 and the six months ended June 30, 2009, respectively.

In the first quarter of 2009, we adopted FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, under which we are required to disclose on an interim and annual basis our policy related to the renewal or extension of the term of our intangible assets. Our policy is to expense all costs incurred to renew or extend the terms of our intangible assets. The renewal expenses for the three and six months ended June 30, 2009, respectively, were immaterial to our results of operations.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

Note 8    Long-Term Debt

The carrying amounts and fair values of our notes payable and long-term debt were as follows for the periods shown below (in thousands):

	As of December 31, 2008		As of June 30, 2009
	Amount	Fair Value	Amount	Fair Value
Intelsat, Ltd.:
6.5% Senior Notes due November 2013	$700,000	$364,000	$353,550	$296,982
Unamortized discount on 6.5% Senior Notes	(215,885)	—	(101,161)	—
7.625% Senior Notes due April 2012	600,000	369,600	485,841	426,811
Unamortized discount on 7.625% Senior Notes	(118,883)	—	(84,558)	—

Total Intelsat, Ltd. obligations	965,232	733,600	653,672	723,793

Intelsat Bermuda:
11.25% Senior Notes due February 2017	2,805,000	1,654,950	2,805,000	2,426,325
11.5% / 12.5% Senior PIK Election Notes due February 2017	2,258,815	1,061,643	2,399,991	1,835,993

Total Intelsat Bermuda obligations	5,063,815	2,716,593	5,204,991	4,262,318

Intelsat Jackson:
11.25% Senior Notes due June 2016	1,048,220	921,385	1,048,220	1,063,943
Unamortized premium on 11.25% Senior Notes	6,184	—	5,910	—
11.5% Senior Notes due June 2016	284,595	224,830	284,595	277,480
9.5% Senior Notes due June 2016	701,913	642,952	701,913	694,894
9.25% Senior Notes due June 2016	55,035	49,862	55,035	53,522
Senior Unsecured Credit Facilities due February 2014	195,152	121,970	195,152	160,884
New Senior Unsecured Credit Facilities due February 2014	810,876	506,798	810,876	668,486
Note payable to Intelsat Holdings, Ltd.	34,000	34,000	—	—

Total Intelsat Jackson obligations	3,135,975	2,501,797	3,101,701	2,919,209

Intermediate Holdco:
9.25% Senior Discount Notes due February 2015	4,125	3,119	4,316	3,842
9.5% Senior Discount Notes due February 2015	435,072	328,914	455,738	405,606

Total Intermediate Holdco obligations	439,197	332,033	460,054	409,448

Intelsat Sub Holdco:
8.25% Senior Notes due January 2013	400	368	400	383
8.5% Senior Notes due January 2013	883,346	813,562	883,346	845,803
8.625% Senior Notes due January 2015	430	390	430	413
8.875% Senior Notes due January 2015	681,012	616,997	681,012	653,772
Senior Secured Credit Facilities due July 2013	337,855	269,608	336,131	312,737
8.875% Senior Notes due January 2015	—	—	400,000	384,000
Unamortized discount on 8.875% Senior Notes	—	—	(78,561)	—
Capital lease obligations	2,050	2,050	379	379
7% Note payable to Lockheed Martin Corporation	10,000	10,000	5,000	5,000

Total Intelsat Sub Holdco obligations	1,915,093	1,712,975	2,228,137	2,202,487

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

	As of December 31, 2008		As of June 30, 2009
	Amount	Fair Value	Amount	Fair Value
New Dawn:
Senior Secured Debt Facility	—	—	27,273	27,273
Mezzanine Facility Term Loan	—	—	19,748	19,748

New Dawn obligations	—	—	47,021	47,021

Intelsat Corp:
Senior Secured Credit Facilities due January 2014	1,751,260	1,320,450	1,742,324	1,583,077
Unamortized discount on Senior Secured Credit Facilities	(13,052)	—	(11,937)	—
Senior Secured Credit Facilities due July 2012	275,830	237,214	240,239	223,831
9% Senior Notes due August 2014	1,016	859	1,016	978
9.25% Senior Notes due August 2014	658,119	556,111	658,119	633,440
9% Senior Notes due January 2016	10	9	10	10
9.25% Senior Notes due June 2016	580,720	526,131	580,720	554,587
6.875% Senior Secured Debentures due January 2028	125,000	72,500	125,000	92,813
Unamortized discount on 6.875% Senior Secured Debentures	(24,882)	—	(24,631)	—

Total Intelsat Corp obligations	3,354,021	2,713,274	3,310,860	3,088,736

Total Intelsat, Ltd. long-term debt	14,873,333	$10,710,272	15,006,436	$13,653,012

Less:
Current portion of capital lease obligations	1,859		379
Current portion of long-term debt	97,499		97,499

Total current portion	99,358		97,878

Total long-term debt, excluding current portion	$14,773,975		$14,908,558

The fair value for publicly traded instruments is determined using quoted market prices and, for non-publicly traded instruments, fair value is based upon composite pricing from a variety of sources, including market leading data providers, market makers, and leading brokerage firms. The fair value of the note payable to Lockheed Martin Corporation is assumed to equal the book value of the note.

2009 Financing Activities

On February 12, 2009, our indirect subsidiary, Intelsat Subsidiary Holding Company, Ltd. (“Intelsat Sub Holdco”), purchased $114.2 million of Intelsat, Ltd.’s outstanding 7 5/8% Senior Notes due 2012 for $93.3 million and $346.5 million of Intelsat, Ltd.’s outstanding 6 1/2% Senior Notes due 2013 for $254.6 million pursuant to a cash tender offer (the “Tender Offer”). On February 12, 2009, Intelsat Sub Holdco completed an offering of $400.0 million aggregate principal amount at maturity of 8 7/8% Senior Notes due 2015, Series B (the “2009 Senior Notes”), which yielded approximately $348.3 million of net proceeds at issuance (the “2009 Sub Holdco Notes Offering”). The net proceeds of the 2009 Sub Holdco Notes Offering, together with cash on hand, were used to fund the Tender Offer, to pay related fees and expenses and for general corporate purposes. The 2009 Senior Notes have terms substantially similar to Intelsat Sub Holdco’s outstanding 8 7/8% Senior Notes due 2015 issued in June 2008.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

A loss on early extinguishment of debt was recognized in connection with the Tender Offer. The loss was primarily driven by the difference between the carrying value of the Intelsat, Ltd. notes purchased and the cash paid for the purchase. The value of the Intelsat, Ltd. notes had been adjusted to fair value in connection with the New Sponsors Acquisition as of February 4, 2008.

At the date of issuance of the 2009 Senior Notes, we determined that these debt instruments contained a contingent put option clause within the host contract, which affords the holders of the notes the option to require the issuer to repurchase such notes at 101% of their principal amount in the event of a change of control, as defined in the indenture governing the notes. In our evaluation of the financing arrangement, we concluded that the contingent put option required bifurcation in accordance with current accounting standards, including SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). We were therefore required to bifurcate the contingent put option and carry it as a derivative liability at fair value. We estimated the fair value of the derivative on the date of inception using a standard valuation technique, which places the most significant emphasis upon the estimated date and probability of a change of control and incorporates the issue price, maturity date and change of control put price. The fair value of the embedded derivative was calculated at $36.0 million upon inception and $14.7 million at June 30, 2009. The allocation of a portion of the proceeds from the debt issuance to the fair value of the embedded derivative resulted in an additional discount to the carrying value of the 2009 Senior Notes. The additional discount will be amortized in the condensed consolidated statements of operations using the effective interest method over the term of the 2009 Senior Notes. Additionally, the embedded derivative will be adjusted to fair value at the end of each reporting period with any change in fair value recognized through earnings (see Note 9—Derivative Instruments and Hedging Activities—Put Option Embedded Derivative Instrument).

New Dawn Credit Facilities

On December 5, 2008, New Dawn entered into a $215.0 million secured financing arrangement that consists of a senior and mezzanine term loan facilities. The credit facilities are non-recourse to New Dawn’s shareholders, including us and our wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions. Up to $25.0 million of the facilities is subject to cancellation if additional funding commitments are not secured by the original lenders. The senior facility provides for a commitment of up to $125.0 million. The interest rate on term loans under the senior facility is the aggregate of the London Interbank Offered Rate (“LIBOR”) plus an applicable margin between 3.0% and 4.0%. The mezzanine facility provides for a commitment of up to $90.0 million. The interest rate on term loans under the mezzanine facility is the aggregate of LIBOR plus an applicable margin between 5.3% and 6.3%. New Dawn is required to pay a commitment fee at a rate per annum of 0.5% on any unused commitments under the credit facilities. During the six months ended June 30, 2009, New Dawn incurred satellite related capital expenditures of $43.4 million, and it had aggregate outstanding borrowings of $47.0 million under the credit facilities as of June 30, 2009.

Senior Secured Revolving Credit Facilities

No amounts were outstanding under our revolving credit facilities as of June 30, 2009; however, we had aggregate outstanding letters of credit of $22.9 million under the revolver portion of Intelsat Sub Holdco’s senior secured credit facilities and $2.1 million under the revolver portion of Intelsat Corp’s senior secured credit facilities. Intelsat Sub Holdco and Intelsat Corp had $221.0 million (net of standby letters of credit) and $152.2 million (net of standby letters of credit), respectively, of availability remaining under their senior secured credit facilities at that date. Under the terms of the credit agreements governing both Intelsat Sub Holdco’s senior secured credit facilities and Intelsat Corp’s amended and restated senior secured credit facilities, the ability of

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat, Ltd., with a senior secured debt covenant included in the indenture governing Intelsat, Ltd.’s outstanding senior notes. As a result, under certain circumstances, Intelsat Sub Holdco may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Corp has certain amounts outstanding under its revolving credit facility, and Intelsat Corp may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving credit facility.

Note 9    Derivative Instruments and Hedging Activities

Interest Rate Swaps

As of June 30, 2009, we held interest rate swaps with an aggregate notional amount of $3.3 billion with maturities ranging from 2010 to 2013. These swaps were entered into as further described below to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities, but have not been designated as hedges for accounting purposes. On a quarterly basis, we receive a floating rate of interest on a $3.0 billion notional amount equal to the three-month LIBOR and pay a fixed rate of interest. Additionally, on a $0.3 billion notional amount, we receive a floating rate of interest equal to the one-month LIBOR plus a spread and pay a floating rate of interest equal to the three-month LIBOR.

In June 2009, we entered into an interest rate basis swap with an aggregate notional principal amount of $312.5 million that will mature on March 15, 2010. Under this basis swap, we will pay interest based on the three month LIBOR rate and receive interest based on the one month LIBOR rate plus a fixed spread.

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

Our indirect wholly-owned subsidiary, Intelsat Corp, entered into a five-year interest rate swap on March 14, 2005 to hedge interest expense on a notional amount of $1.25 billion of debt. On March 14, 2008, under the original terms of the swap agreement, the notional amount was reduced to $625.0 million, at which level it will remain until expiration on March 14, 2010.

The counterparties to such agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swaps, our exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreement. We do not anticipate non-performance by the counterparties.

All of these interest rate swaps were undesignated as of June 30, 2009. The swaps have been marked-to-market with any change in fair value recorded within unrealized (gains) losses on derivative financial instruments in our condensed consolidated statements of operations.

As of December 31, 2008 and June 30, 2009, $2.4 million and $4.1 million was included in other current liabilities, respectively, and $156.7 million and $99.6 million was included in other long-term liabilities, respectively, within our condensed consolidated balance sheets related to the interest rate swaps.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

Put Option Embedded Derivative Instrument

As discussed in Note 8—Long-Term Debt, following an evaluation of the 2009 Sub Holdco Notes Offering, we concluded that the contingent put option embedded within the indenture governing the 2009 Senior Notes meets the criteria under SFAS No. 133 to be bifurcated from the debt host instrument and classified as a derivative instrument. We estimated the fair value of the embedded derivative on the issuance date and will subsequently revalue the derivative at the end of each reporting period, recognizing any change in fair value through earnings. We use a standard valuation technique whereby the critical assumptions and underlyings include the debt maturity date, issue price, coupon rate, change of control put price, and the estimated date of a change in control. The fair value of the put option embedded derivative as of June 30, 2009 was $14.7 million based on our fair value analysis and $21.3 million of non-cash gain was recorded within unrealized gain on derivative financial instruments during the three months ended June 30, 2009.

We adopted the disclosure requirements of SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No.133, in the first quarter of 2009. The following tabular presentation sets forth the fair value of our derivatives by category (in thousands):

		Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value at June 30, 2009	Fair Value at June 30, 2009
Undesignated interest rate swaps (a)	Other long-term liabilities	$12,352	$111,964
Undesignated interest rate swaps	Other current liabilities	—	4,064
Put option embedded derivative	Other long-term liabilities	—	14,721

Total derivatives		$12,352	$130,749

(a)	The value of undesignated interest rate swaps on our condensed consolidated balance sheet is net of $12.4 million, which represents the fair value of options permitting us to terminate the underlying swaps. The fair value of these options is classified as an asset derivative in the table above.

The following tabular presentation sets forth the effect of the derivative instruments on the condensed consolidated statements of operations (in thousands):

Derivatives not designated as hedging instruments	Location in Statements of Operations	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Undesignated interest rate swaps	Unrealized gains on derivative financial instruments	$(30,760)	$(22,804)
Put option embedded derivative	Unrealized gains on derivative financial instruments	(21,319)	(21,319)

Total derivatives		$(52,079)	$(44,123)

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

Note 10    Income Taxes

Because Bermuda does not currently impose an income tax, our statutory tax rate is zero. The difference between tax expense (benefit) reported in the condensed consolidated statements of operations and tax computed at statutory rates is attributable to the provision for foreign taxes, which were principally in the United States and the United Kingdom, as well as withholding taxes on revenue earned in many of the foreign markets in which we operate.

We operate in various taxable jurisdictions throughout the world and our tax returns are subject to audit and review from time to time. We consider the U.K. and the U.S.A. to be our significant tax jurisdictions. Our U.S. and U.K. subsidiaries are subject to federal, state and local income tax examination for periods beginning after July 18, 2001.

As of December 31, 2008 and June 30, 2009, our gross unrecognized tax benefits were $86.8 million and $95.5 million, respectively (including interest and penalties), of which $65.4 million and $71.9 million, respectively, if recognized, would affect our effective tax rate. As of June 30, 2009, we had recorded reserves for interest and penalties in the amount of $6.7 million. We continue to recognize interest and, to the extent applicable, penalties with respect to the unrecognized tax benefits as income tax expense. Since December 31, 2008, the change in the balance of unrecognized tax benefits consisted of an increase of $5.0 million related to current period positions, an increase of $4.6 million related to prior period tax positions and a decrease of $0.9 million related to prior period tax positions.

In July 2009, we received notice from U.K. tax authorities for amounts due related to the ongoing audit of our U.K. operations. Additional notices quantifying the exact interest amount are expected to be issued within the next few months. We paid $5.4 million in July 2009 on the notices received to date. This amount will result in a decrease in unrecognized tax benefits during the third quarter of 2009.

In addition, we believe it is reasonably possible that we will recognize a decrease in unrecognized tax benefits related to the expiration of certain statutes of limitations. Within the next twelve months, we believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows.

During the third quarter of 2008, the Internal Revenue Service began an audit of Intelsat Corp for the years ended December 31, 2005 and 2006. At this point in time, it is too early to anticipate both the length of the audit and the probability of any adjustments.

Prior to August 20, 2004, our subsidiary, Intelsat Corp, joined with The DIRECTV Group and General Motors Corporation in filing a consolidated U.S. federal income tax return. In April 2004, Intelsat Corp entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among Intelsat Corp and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify Intelsat Corp for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from Intelsat Corp regarding any liability for the federal or consolidated state or local income taxes of General Motors Corporation and The DIRECTV Group, except those income taxes Intelsat Corp is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corp for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on, or prior to, the day of the closing of the PanAmSat recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, Intelsat Corp’s tax exposure after indemnification related to these periods is capped at $15.0 million, of which $4.0 million has been paid to date. The tax separation agreement with The DIRECTV Group is effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates. As of December 31, 2008 and June 30, 2009, we recorded tax indemnification receivables of $5.9 million and $6.3 million, respectively.

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

(a) Facilities Restructuring Plan

We approved a facilities restructuring plan subsequent to the consummation of the PanAmSat Acquisition Transactions which includes the closure of PanAmSat’s former corporate headquarters in Wilton, Connecticut, as well as two other locations in the United States. These costs relate primarily to payments due on existing lease obligations that are expected to be incurred and paid through 2011. PanAmSat also had recorded liabilities in connection with its 2002 approval of a plan to restructure several of its United States locations and close certain facilities, some of which are currently being leased through 2011. The facilities restructuring liability was $5.5 million and $4.7 million as of December 31, 2008 and June 30, 2009, respectively, the current portion of which is included in accounts payable and accrued liabilities, with the remainder in other long-term liabilities in the condensed consolidated balance sheets. We expect to pay $2.2 million within the next 12 months in connection with the facilities restructuring plan.

(b) Workforce Restructuring Plan

As part of the consolidation and integration associated with the PanAmSat Acquisition Transactions, we approved a workforce restructuring plan. This plan provided for the relocation and/or severance of employees due to planned facility closures. This workforce reduction covered approximately 400 employees. The remainder of the workforce restructuring liability of $0.4 million at December 31, 2008 was paid in June 2009. No remaining liability existed as of June 30, 2009.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

The following table summarizes the recorded accruals, which are included in accounts payable and accrued liabilities, employee related liabilities, and other long-term liabilities in the accompanying condensed consolidated balance sheets, and activity related to the facilities restructuring and workforce restructuring (in millions):

	Facilities Restructuring Plan	Workforce Restructuring Plan	Total
Balance at January 1, 2009	$5.5	$0.4	$5.9
Net cash payments	(0.8)	(0.4)	(1.2)

Balance at June 30, 2009	$4.7	$0.0	$4.7

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

(b) LCO Protection

Most of the customer service commitments entered into prior to our privatization were transferred to us pursuant to novation agreements. Certain of these agreements contain provisions, including provisions for lifeline connectivity obligation (“LCO”) protection, which constrain our ability to price services in some circumstances. Our LCO contracts require us to provide customers with the right to renew their service commitments covered by LCO contracts at prices no higher than the prices charged for those services on the privatization date. Under some circumstances, we may also be required by an LCO contract to reduce the price for a service commitment covered by the contract. LCO protection may continue until July 18, 2013. As of June 30, 2009, we had approximately $163.2 million of backlog covered by LCO contracts and to date we have not been required to reduce prices for our LCO-protected service commitments. There can be no assurance that we will not be required to reduce prices in the future under our LCO commitments.

(c) Launch Service Providers

One of our launch service providers, Sea Launch Company L.L.C. (“Sea Launch”), with which we have contracted for the future launch of three satellites, one through Sea Launch and two through Space International Services (“Land Launch”), and have options for the launch of four additional satellites, has recently filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. We have made approximately $100 million of payments under our contracts and options with Sea Launch for the launch of these satellites. While Sea Launch has publicly stated that it intends to continue to operate, and while we may receive full or partial credit for prior payments, there can be no assurance that Sea Launch will honor its contractual obligations to us, or do so without charging us significant additional amounts beyond what is provided for in our current agreements.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

(d) Other

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

The geographic distribution of our revenue was as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2009
North America	47%	44%
Europe	17%	17%
Africa and Middle East	17%	17%
Latin America and Caribbean	11%	12%
Asia Pacific	8%	10%

Approximately 5% and 4% of our revenue was derived from our largest customer during the three months ended June 30, 2008 and 2009, respectively. The ten largest customers accounted for approximately 20% and 23% of our revenue for the three months ended June 30, 2008 and 2009, respectively.

The geographic distribution of our revenue was as follows:

	Predecessor Entity	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to June 30, 2008	Six Months Ended June 30, 2009
North America	48%	47%	47%
Europe	16%	17%	16%
Africa and Middle East	18%	17%	17%
Latin America and Caribbean	11%	11%	11%
Asia Pacific	7%	8%	9%

Approximately 7%, 5% and 4% of our revenue was derived from our largest customer during the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to June 30, 2008 and the six months ended June 30, 2009, respectively. The ten largest customers accounted for approximately 23%, 20% and 20% of our revenue for the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to June 30, 2008 and the six months ended June 30, 2009, respectively.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

Our revenues were derived from the following services:

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2009
	(in thousands, except percentages)
Transponder services	$445,486	76%	$477,253	74%
Managed services	75,157	13%	79,131	13%
Channel	36,089	6%	34,127	5%
Mobile satellite services and other	28,189	5%	51,973	8%

Total	$584,921	100%	$642,484	100%

Our revenues were derived from the following services:

	Predecessor Entity		Successor Entity
	Period January 1, 2008 to January 31, 2008		Period February 1, 2008 to June 30, 2008		Six Months Ended June 30, 2009
	(in thousands, except percentages)
Transponder services	$146,344	77%	$736,665	76%	$947,309	74%
Managed services	23,847	12%	125,118	13%	159,101	13%
Channel	12,525	7%	60,918	6%	68,262	5%
Mobile satellite services and other	7,545	4%	44,638	5%	99,659	8%

Total	$190,261	100%	$967,339	100%	$1,274,331	100%

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

The agreement terminated upon the completion of the New Sponsors Acquisition, and the New Sponsors and other shareholders of Serafina Holdings entered into similar shareholders agreements effective February 4, 2008.

(b) Monitoring Fee Agreements and Transaction Fees

In connection with the closing of the New Sponsors Acquisition on February 4, 2008, Intelsat (Bermuda), Ltd. (“Intelsat Bermuda”), our direct wholly-owned subsidiary, entered into a new monitoring fee agreement (the “2008 MFA”) with BC Partners and Silver Lake Management Company III, L.L.C. (together, the “2008 MFA parties”), pursuant to which the 2008 MFA parties provide certain monitoring, advisory and consulting services to Intelsat Bermuda. We recorded expense for services associated with the 2008 MFA of $3.9 million and $11.6 million during the successor period February 1, 2008 to June 30, 2008 and the six months ended June 30, 2009, respectively.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

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

Certain directors, officers and key employees of Intelsat Global and its subsidiaries hold restricted shares and SCAs of Intelsat Global. In May 2009, Intelsat Global issued new restricted shares, SCAs and options to certain directors, officers and key employees under the 2008 Share Plan (see Note 3(a)—2005 Share Plan and Note 3(b)—2008 Share Plan). In May 2009, certain of our executive officers also purchased shares of Intelsat Global. In the aggregate, these shares and arrangements outstanding as of June 30, 2009 provided for the issuance of approximately 13.4% of the voting equity of Intelsat Global on a fully diluted basis.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

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

Also during 2008, an entity associated with funds and investment vehicles advised or controlled by Silver Lake purchased a further $100.0 million of the 2017 Bermuda Senior Notes and $650.0 million original principal amount of Intelsat Bermuda’s 11 1/2%/12 1/2% Senior PIK Election Notes due 2017. Mr. Svider, Chairman of our board of directors, Mr. McGlade, our Chief Executive Officer and Deputy Chairman of our board of directors, and a trust of which Mr. Spector, our Executive Vice President, Business Development, and General Counsel, is the beneficiary, invested $3.8 million, $2.5 million and $0.6 million, respectively, as limited partners in the entity through which the notes were purchased.

(e) Horizons

We have a 50% ownership interest in Horizons-1 and Horizons-2 as a result of a joint venture with JSAT (see Note 6—Investments).

(f) New Dawn

We have a 74.9% ownership interest in New Dawn as a result of a project and shareholders’ agreement with Convergence Partners (see Note 6—Investments).

(g) Receivable from Parent

We had a receivable from Intelsat Global as of June 30, 2009 of $8.2 million which was included in other receivables in our condensed consolidated balance sheet.

Note 15    Supplemental Consolidating Financial Information

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

June 30, 2009

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

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2009

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,791	$834	$6,337	$31	$325,994	$156,337	$190,242	$(156,337)	$527,229
Receivables, net of allowance	5,111	—	—	91	196,644	196,641	116,779	(196,641)	318,625
Deferred income taxes	—	—	—	—	2,411	2,411	45,985	(2,411)	48,396
Prepaid expenses and other current assets	536	11,594	—	—	15,989	15,982	20,224	(24,093)	40,232
Intercompany receivables	—	—	—	—	706,681	—	404,353	(1,111,034)	—

Total current assets	9,438	12,428	6,337	122	1,247,719	371,371	777,583	(1,490,516)	934,482
Satellites and other property and equipment, net	—	—	—	—	2,910,812	2,910,549	2,482,639	(2,908,687)	5,395,313
Goodwill	—	—	—	—	3,434,165	—	3,340,169	—	6,774,334
Non-amortizable intangible assets	—	—	—	—	1,805,130	—	652,970	—	2,458,100
Amortizable intangible assets, net	—	—	—	—	534,957	—	516,270	—	1,051,227
Investment in affiliates	1,453,599	6,909,957	10,484,992	7,590,932	(39,732)	(52,448)	92,500	(26,347,300)	92,500
Other assets	—	138,823	19,186	4,450	464,420	78,623	116,586	(434,046)	388,042

Total assets	$1,463,037	$7,061,208	$10,510,515	$7,595,504	$10,357,471	$3,308,095	$7,978,717	$(31,180,549)	$17,093,998

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,868	$7	$—	$—	$56,903	$56,262	$123,620	$(64,374)	$176,286
Accrued interest payable	11,651	232,545	12,166	—	80,334	3,419	34,013	(3,419)	370,709
Current portion of long-term debt	—	—	—	—	8,448	5,000	89,430	(5,000)	97,878
Deferred satellite performance incentives	—	—	—	—	4,178	4,178	16,753	(4,178)	20,931
Other current liabilities	—	—	952	—	71,196	70,875	31,740	(70,875)	103,888
Intercompany payables	505,601	98,355	455,537	51,540	—	1,387,293	—	(2,498,326)	—

Total current liabilities	521,120	330,907	468,655	51,540	221,059	1,527,027	295,556	(2,646,172)	769,692
Long-term debt, net of current portion	995,282	5,204,991	3,101,701	460,054	2,219,311	—	3,268,830	(341,611)	14,908,558
Deferred satellite performance incentives, net of current portion	—	—	—	—	24,645	24,645	94,628	(24,645)	119,273
Deferred revenue, net of current portion	—	—	—	—	180,121	180,121	42,416	(180,121)	222,537
Deferred income taxes	—	—	—	—	—	—	540,893	—	540,893
Accrued retirement benefits	—	—	—	—	67,534	67,534	169,630	(67,534)	237,164
Other long-term liabilities	—	71,711	30,202	—	53,869	17,348	199,988	(17,348)	355,770
Noncontrolling interest	—	—	—	—	—	—	5,426	—	5,426
Shareholder’s equity (deficit):
Ordinary shares	12	12	12	—	12	—	70	(106)	12
Other shareholder’s equity (deficit)	(53,377)	1,453,587	6,909,945	7,083,910	7,590,920	1,491,420	3,361,280	(27,903,012)	(65,327)

Total liabilities and shareholder’s equity (deficit)	$1,463,037	$7,061,208	$10,510,515	$7,595,504	$10,357,471	$3,308,095	$7,978,717	$(31,180,549)	$17,093,998

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,286	$181,650	$20,166	$50	$149,003	$74,815	$113,056	$(74,815)	$470,211
Receivables, net of allowance	2,108	—	—	—	192,916	192,909	107,910	(192,909)	302,934
Deferred income taxes	—	—	—	—	2,411	2,411	46,212	(2,411)	48,623
Prepaid expenses and other current assets	1,027	—	—	91	21,050	20,976	38,618	(24,879)	56,883
Intercompany receivables	—	—	—	—	686,360	—	308,541	(994,901)	—

Total current assets	9,421	181,650	20,166	141	1,051,740	291,111	614,337	(1,289,915)	878,651
Satellites and other property and equipment, net	—	—	—	—	2,844,927	2,843,653	2,494,744	(2,843,653)	5,339,671
Goodwill	—	—	—	—	3,434,165	—	3,340,169	—	6,774,334
Non-amortizable intangible assets	—	—	—	—	2,160,130	—	797,070	—	2,957,200
Amortizable intangible assets, net	—	—	—	—	579,650	—	544,625	—	1,124,275
Investment in affiliates	1,994,848	7,126,074	10,640,176	7,750,641	(40,782)	(54,207)	95,937	(27,416,750)	95,937
Other assets	—	144,388	20,434	5,043	113,216	87,442	204,183	(87,442)	487,264

Total assets	$2,004,269	$7,452,112	$10,680,776	$7,755,825	$10,143,046	$3,167,999	$8,091,065	$(31,637,760)	$17,657,332

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,913	$29	$—	$—	$58,047	$57,832	$114,408	$(61,735)	$174,494
Accrued interest payable	17,242	225,879	29,175	—	73,723	5,582	64,063	(5,582)	410,082
Current portion of long-term debt	—	—	—	—	9,939	6,492	89,419	(6,492)	99,358
Deferred satellite performance incentives	—	—	—	—	8,740	8,740	17,507	(8,740)	26,247
Other current liabilities	—	—	530	—	69,088	68,911	65,414	(68,911)	135,032
Intercompany payables	511,535	92,559	339,820	50,987	—	1,065,317	—	(2,060,218)	—

Total current liabilities	534,690	318,467	369,525	50,987	219,537	1,212,874	350,811	(2,211,678)	845,213
Long-term debt, net of current portion	965,232	5,063,815	3,135,975	439,197	1,904,596	5,000	3,265,160	(5,000)	14,773,975
Deferred satellite performance incentives, net of current portion	—	—	—	—	26,621	26,621	102,351	(26,621)	128,972
Deferred revenue, net of current portion	—	—	—	—	123,792	123,792	42,519	(123,792)	166,311
Deferred income taxes	—	—	—	—	—	—	562,742	—	562,742
Accrued retirement benefits	—	—	—	—	67,053	67,053	167,961	(67,053)	235,014
Other long-term liabilities	—	74,982	49,202	—	50,806	22,863	261,268	(22,863)	436,258
Noncontrolling interest	—	—	—	—	—	—	4,500	—	4,500
Shareholder’s equity:
Ordinary shares	12	12	12	—	12	—	70	(106)	12
Other shareholder’s equity	504,335	1,994,836	7,126,062	7,265,641	7,750,629	1,709,796	3,333,683	(29,180,647)	504,335

Total liabilities and shareholder’s equity	$2,004,269	$7,452,112	$10,680,776	$7,755,825	$10,143,046	$3,167,999	$8,091,065	$(31,637,760)	$17,657,332

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2009

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$—	$—	$380,373	$380,373	$409,362	$(527,624)	$642,484

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	—	76,854	387,659	175,104	(532,331)	107,286
Selling, general and administrative	15,050	5,811	—	—	7,737	6,830	45,968	(11,270)	70,126
Depreciation and amortization	—	—	—	—	115,006	92,158	85,153	(92,158)	200,159
Unrealized gains on derivative financial instruments	—	—	(13,233)	—	(25,824)	—	(13,022)	—	(52,079)

Total operating expenses	15,050	5,811	(13,233)	—	173,773	486,647	293,203	(635,759)	325,492

Income (loss) from operations	(15,050)	(5,811)	13,233	—	206,600	(106,274)	116,159	108,135	316,992
Interest expense, net	29,294	157,891	70,941	11,126	30,250	141	40,562	(593)	339,612
Subsidiary income	9,291	172,993	230,701	175,352	890	915	—	(590,142)	—
Other income, net	—	—	—	—	254	256	5,013	(256)	5,267

Income (loss) before income taxes	(35,053)	9,291	172,993	164,226	177,494	(105,244)	80,610	(481,670)	(17,353)
Provision for income taxes	—	—	—	—	2,142	2,011	13,253	(2,011)	15,395

Net income (loss)	(35,053)	9,291	172,993	164,226	175,352	(107,255)	67,357	(479,659)	(32,748)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	8	—	8

Net income (loss) attributable to Intelsat, Ltd.	$(35,053)	$9,291	$172,993	$164,226	$175,352	$(107,255)	$67,365	$(479,659)	$(32,740)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$—	$—	$352,473	$353,877	$356,675	$(478,104)	$584,921

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	—	70,333	360,033	135,829	(484,260)	81,935
Selling, general and administrative	5,605	2,337	13	76	6,665	5,879	36,468	(5,879)	51,164
Depreciation and amortization	—	—	—	—	128,334	99,544	89,225	(99,544)	217,559
Impairment of asset value	—	—	—	—	63,644	63,644	—	(63,644)	63,644
Unrealized gains on derivative financial instruments	—	—	(30,766)	—	(10,469)	—	(58,145)	—	(99,380)

Total operating expenses	5,605	2,337	(30,753)	76	258,507	529,100	203,377	(653,327)	314,922

Income (loss) from operations	(5,605)	(2,337)	30,753	(76)	93,966	(175,223)	153,298	175,223	269,999
Interest expense (income), net	32,266	137,003	68,767	10,571	32,638	(10,402)	55,689	10,402	336,934
Subsidiary income (loss)	(44,092)	95,253	133,267	53,731	(4,721)	(4,721)	—	(228,717)	—
Other income, net	2	—	—	—	767	767	2,066	(767)	2,835

Income (loss) before income taxes	(81,961)	(44,087)	95,253	43,084	57,374	(168,775)	99,675	(64,663)	(64,100)
Provision for income taxes	—	5	—	—	3,643	3,398	14,213	(3,398)	17,861

Net income (loss)	$(81,961)	$(44,092)	$95,253	$43,084	$53,731	$(172,173)	$85,462	$(61,265)	$(81,961)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$—	$—	$757,976	$757,976	$798,909	$(1,040,530)	$1,274,331

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	—	148,413	770,647	342,368	(1,050,622)	210,806
Selling, general and administrative	18,062	11,615	107	14	14,299	12,678	76,979	(17,119)	116,635
Depreciation and amortization	—	—	—	—	236,245	190,541	174,843	(190,541)	411,088
Impairment of asset value	—	—	—	—	355,000	—	144,100	—	499,100
Unrealized gains on derivative financial instruments	—	—	(11,186)	—	(25,129)	—	(7,808)	—	(44,123)

Total operating expenses	18,062	11,615	(11,079)	14	728,828	973,866	730,482	(1,258,282)	1,193,506

Income (loss) from operations	(18,062)	(11,615)	11,079	(14)	29,148	(215,890)	68,427	217,752	80,825
Interest expense, net	61,791	313,505	144,042	22,008	62,295	613	87,376	(1,297)	690,333
Loss on early extinguishment of debt	(380)	—	—	—	—	—	—	(14,496)	(14,876)
Subsidiary income (loss)	(498,203)	(173,040)	(40,077)	(36,074)	1,307	1,152	—	744,935	—
Other income, net	—	—	—	—	1,569	1,571	4,630	(1,571)	6,199

Loss before income taxes	(578,436)	(498,160)	(173,040)	(58,096)	(30,271)	(213,780)	(14,319)	947,917	(618,185)
Provision for (benefit from) income taxes	—	43	—	—	5,803	5,510	(33,697)	(5,510)	(27,851)

Net income (loss)	(578,436)	(498,203)	(173,040)	(58,096)	(36,074)	(219,290)	19,378	953,427	(590,334)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	(52)	—	(52)

Net income (loss) attributable to Intelsat, Ltd.	$(578,436)	$(498,203)	$(173,040)	$(58,096)	$(36,074)	$(219,290)	$19,326	$953,427	$(590,386)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2008 TO JANUARY 31, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$—	$110,468	$110,468	$149,448	$(180,123)	$190,261

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	54,830	129,481	40,500	(199,128)	25,683
Selling, general and administrative	1,600	739	—	2,169	1,076	13,983	(1,082)	18,485
Depreciation and amortization	—	—	—	36,204	33,004	27,953	(33,004)	64,157
Transaction costs	186,601	60,000	—	2,188	1,008	64,313	(1,008)	313,102
Unrealized losses on derivative financial instruments	—	—	—	—	—	11,431	—	11,431

Total operating expenses	188,201	60,739	—	95,391	164,569	158,180	(234,222)	432,858

Income (loss) from operations	(188,201)	(60,739)	—	15,077	(54,101)	(8,732)	54,099	(242,597)
Interest expense, net	14,168	35,621	3,117	6,359	3,504	21,010	(3,504)	80,275
Subsidiary income (loss)	(109,492)	(13,132)	5,249	(512)	(512)	—	118,399	—
Other income, net	—	—	—	331	331	204	(331)	535

Income (loss) before income taxes	(311,861)	(109,492)	2,132	8,537	(57,786)	(29,538)	175,671	(322,337)
Provision for (benefit from) income taxes	—	—	—	3,288	3,072	(13,764)	(3,072)	(10,476)

Net income (loss)	$(311,861)	$(109,492)	$2,132	$5,249	$(60,858)	$(15,774)	$178,743	$(311,861)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD FEBRUARY 1, 2008 TO JUNE 30, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$—	$—	$580,409	$581,813	$586,419	$(781,302)	$967,339

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	—	115,364	596,778	220,857	(796,267)	136,732
Selling, general and administrative	10,768	3,987	16	76	7,041	5,882	58,851	(5,882)	80,739
Depreciation and amortization	—	—	—	—	212,102	164,767	149,136	(164,767)	361,238
Impairment of asset value	—	—	—	—	63,644	63,644	—	(63,644)	63,644
Unrealized gains on derivative financial instruments	—	—	(21,055)	—	(7,470)	—	(39,335)	—	(67,860)

Total operating expenses	10,768	3,987	(21,039)	76	390,681	831,071	389,509	(1,030,560)	574,493

Income (loss) from operations	(10,768)	(3,987)	21,039	(76)	189,728	(249,258)	196,910	249,258	392,846
Interest expense (income), net	58,865	227,009	112,572	17,250	51,101	(3,898)	94,551	3,898	561,348
Subsidiary income (loss)	(113,156)	117,861	209,394	129,142	(5,731)	(5,731)	—	(331,779)	—
Other income, net	2	—	—	5	1,424	1,424	3,952	(1,424)	5,383

Income (loss) before income taxes	(182,787)	(113,135)	117,861	111,821	134,320	(249,667)	106,311	(87,843)	(163,119)
Provision for income taxes	—	21	—	—	5,178	4,744	14,469	(4,744)	19,668

Net income (loss)	$(182,787)	$(113,156)	$117,861	$111,821	$129,142	$(254,411)	$91,842	$(83,099)	$(182,787)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Cash flows from operating activities:	(11,495)	(180,846)	(153,828)	(19)	535,828	324,432	206,538	(324,432)	396,178

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	—	—	(339,647)	(339,647)	(168,927)	564,818	(283,403)
Proceeds from sale of other property and equipment	—	—	—	—	97,200	97,200	128,648	(322,370)	678
Repayment from (disbursements for) intercompany loans	—	—	—	—	(42,154)	13,048	(70,111)	99,217	—
Capital contribution to unconsolidated affiliates	—	—	—	—	—	—	(6,105)	—	(6,105)
Investment in affiliate debt	—	—	—	—	(347,953)	—	—	347,953	—
Dividend from affiliates	3,000	3,030	57,716	57,716	—	—	—	(121,462)	—
Other investing activities	—	—	—	—	—	—	3,706	—	3,706

Net cash provided by (used in) investing activities	3,000	3,030	57,716	57,716	(632,554)	(229,399)	(112,789)	568,156	(285,124)

Cash flows from financing activities:
Repayments of long-term debt	—	—	—	—	(6,723)	(5,000)	(44,526)	(342,954)	(399,203)
Repayment of loan proceeds received from Intelsat Holdings	—	—	(34,000)	—	—	—	—	—	(34,000)
Proceeds from issuance of long-term debt	—	—	—	—	354,000	—	46,365	—	400,365
Proceeds from (repayment of) intercompany borrowing	6,000	—	119,313	—	—	—	(13,048)	(112,265)	—
Debt issuance costs	—	—	—	—	(7,331)	—	—	—	(7,331)
Principal payments on deferred satellite performance incentives	—	—	—	—	(6,538)	(6,538)	(8,477)	6,538	(15,015)
Principal payments on capital lease obligations	—	—	—	—	(1,492)	(1,492)	(179)	1,492	(1,671)
Dividends to shareholders	—	(3,000)	(3,030)	(57,716)	(57,716)	—	—	121,462	—

Net cash provided by (used in) financing activities	6,000	(3,000)	82,283	(57,716)	274,200	(13,030)	(19,865)	(325,727)	(56,855)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(483)	(481)	3,302	481	2,819

Net change in cash and cash equivalents	(2,495)	(180,816)	(13,829)	(19)	176,991	81,522	77,186	(81,522)	57,018
Cash and cash equivalents, beginning of period	6,286	181,650	20,166	50	149,003	74,815	113,056	(74,815)	470,211

Cash and cash equivalents, end of period	3,791	834	6,337	31	325,994	156,337	190,242	(156,337)	527,229

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

JUNE 30, 2009

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

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2009

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,791	$834	$332,331	$325,994	$190,273	$(325,994)	$527,229
Receivables, net of allowance	5,111	—	196,644	196,644	116,870	(196,644)	318,625
Deferred income taxes	—	—	2,411	2,411	45,985	(2,411)	48,396
Prepaid expenses and other current assets	536	11,594	15,989	15,989	20,224	(24,100)	40,232
Intercompany receivables	—	—	251,143	706,681	352,812	(1,310,636)	—

Total current assets	9,438	12,428	798,518	1,247,719	726,164	(1,859,785)	934,482
Satellites and other property and equipment, net	—	—	2,910,812	2,910,812	2,482,639	(2,908,950)	5,395,313
Goodwill	—	—	3,434,165	3,434,165	3,340,169	(3,434,165)	6,774,334
Non-amortizable intangible assets	—	—	1,805,130	1,805,130	652,970	(1,805,130)	2,458,100
Amortizable intangible assets, net	—	—	534,957	534,957	516,270	(534,957)	1,051,227
Investment in affiliates	1,453,599	6,909,957	2,854,328	(39,732)	92,500	(11,178,152)	92,500
Other assets	—	138,823	483,606	464,420	121,036	(819,843)	388,042

Total assets	$1,463,037	$7,061,208	$12,821,516	$10,357,471	$7,931,748	$(22,540,982)	$17,093,998

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,868	$7	$56,903	$56,903	$123,620	$(65,015)	$176,286
Accrued interest payable	11,651	232,545	92,500	80,334	34,013	(80,334)	370,709
Current portion of long-term debt	—	—	8,448	8,448	89,430	(8,448)	97,878
Deferred satellite performance incentives	—	—	4,178	4,178	16,753	(4,178)	20,931
Other current liabilities	—	—	72,148	71,196	31,740	(71,196)	103,888
Intercompany payables	505,601	98,355	—	—	—	(603,956)	—

Total current liabilities	521,120	330,907	234,177	221,059	295,556	(833,127)	769,692
Long-term debt, net of current portion	995,282	5,204,991	5,321,011	2,219,311	3,728,883	(2,560,920)	14,908,558
Deferred satellite performance incentives, net of current portion	—	—	24,645	24,645	94,628	(24,645)	119,273
Deferred revenue, net of current portion	—	—	180,121	180,121	42,416	(180,121)	222,537
Deferred income taxes	—	—	—	—	540,893	—	540,893
Accrued retirement benefits	—	—	67,534	67,534	169,630	(67,534)	237,164
Other long-term liabilities	—	71,711	84,071	53,869	199,988	(53,869)	355,770
Noncontrolling interest	—	—	—	—	5,426	—	5,426
Shareholder’s equity (deficit):
Ordinary shares	12	12	12	12	70	(106)	12
Other shareholder’s equity (deficit)	(53,377)	1,453,587	6,909,945	7,590,920	2,854,258	(18,820,660)	(65,327)

Total liabilities and shareholder’s equity (deficit)	$1,463,037	$7,061,208	$12,821,516	$10,357,471	$7,931,748	$(22,540,982)	$17,093,998

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

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2009

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$380,373	$380,373	$409,362	$(527,624)	$642,484

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	76,854	76,854	175,104	(221,526)	107,286
Selling, general and administrative	15,050	5,811	7,737	7,737	45,968	(12,177)	70,126
Depreciation and amortization	—	—	115,006	115,006	85,153	(115,006)	200,159
Unrealized gains on derivative financial instruments	—	—	(39,057)	(25,824)	(13,022)	25,824	(52,079)

Total operating expenses	15,050	5,811	160,540	173,773	293,203	(322,885)	325,492

Income (loss) from operations	(15,050)	(5,811)	219,833	206,600	116,159	(204,739)	316,992
Interest expense, net	29,294	157,891	101,191	30,250	51,688	(30,702)	339,612
Subsidiary income	9,291	172,993	56,239	890	—	(239,413)	—
Other income, net	—	—	254	254	5,013	(254)	5,267

Income (loss) before income taxes	(35,053)	9,291	175,135	177,494	69,484	(413,704)	(17,353)
Provision for income taxes	—	—	2,142	2,142	13,253	(2,142)	15,395

Net income (loss)	(35,053)	9,291	172,993	175,352	56,231	(411,562)	(32,748)
Net loss attributable to noncontrolling interest	—	—	—	—	8	—	8

Net income (loss) attributable to Intelsat, Ltd.	$(35,053)	$9,291	$172,993	$175,352	$56,239	$(411,562)	$(32,740)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$352,473	$352,473	$356,675	$(476,700)	$584,921

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	70,333	70,333	135,829	(194,560)	81,935
Selling, general and administrative	5,605	2,337	6,678	6,665	36,544	(6,665)	51,164
Depreciation and amortization	—	—	128,334	128,334	89,225	(128,334)	217,559
Impairment of asset value	—	—	63,644	63,644	—	(63,644)	63,644
Unrealized gains on derivative financial instruments	—	—	(41,235)	(10,469)	(58,145)	10,469	(99,380)

Total operating expenses	5,605	2,337	227,754	258,507	203,453	(382,734)	314,922

Income (loss) from operations	(5,605)	(2,337)	124,719	93,966	153,222	(93,966)	269,999
Interest expense, net	32,266	137,003	101,405	32,638	66,260	(32,638)	336,934
Subsidiary income (loss)	(44,092)	95,253	74,815	(4,721)	—	(121,255)	—
Other income, net	2	—	767	767	2,066	(767)	2,835

Income (loss) before income taxes	(81,961)	(44,087)	98,896	57,374	89,028	(183,350)	(64,100)
Provision for income taxes	—	5	3,643	3,643	14,213	(3,643)	17,861

Net income (loss)	$(81,961)	$(44,092)	$95,253	$53,731	$74,815	$(179,707)	$(81,961)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$757,976	$757,976	$798,909	$(1,040,530)	$1,274,331

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	148,413	148,413	342,368	(428,388)	210,806
Selling, general and administrative	18,062	11,615	14,406	14,299	76,993	(18,740)	116,635
Depreciation and amortization	—	—	236,245	236,245	174,843	(236,245)	411,088
Impairment of asset value	—	—	355,000	355,000	144,100	(355,000)	499,100
Unrealized gains on derivative financial instruments	—	—	(36,315)	(25,129)	(7,808)	25,129	(44,123)

Total operating expenses	18,062	11,615	717,749	728,828	730,496	(1,013,244)	1,193,506

Income (loss) from operations	(18,062)	(11,615)	40,227	29,148	68,413	(27,286)	80,825
Interest expense, net	61,791	313,505	206,337	62,295	109,384	(62,979)	690,333
Loss on early extinguishment of debt	(380)	—	—	—	—	(14,496)	(14,876)
Subsidiary income (loss)	(498,203)	(173,040)	(2,696)	1,307	—	672,632	—
Other income, net	—	—	1,569	1,569	4,630	(1,569)	6,199

Loss before income taxes	(578,436)	(498,160)	(167,237)	(30,271)	(36,341)	692,260	(618,185)
Provision for (benefit from) income taxes	—	43	5,803	5,803	(33,697)	(5,803)	(27,851)

Net loss	(578,436)	(498,203)	(173,040)	(36,074)	(2,644)	698,063	(590,334)
Net income attributable to noncontrolling interest	—	—	—	—	(52)	—	(52)

Net loss attributable to Intelsat, Ltd.	$(578,436)	$(498,203)	$(173,040)	$(36,074)	$(2,696)	$698,063	$(590,386)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2008 TO JANUARY 31, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$110,468	$110,468	$149,448	$(180,123)	$190,261

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	54,830	54,830	40,500	(124,477)	25,683
Selling, general and administrative	1,600	2,908	2,169	13,985	(2,177)	18,485
Depreciation and amortization	—	36,204	36,204	27,953	(36,204)	64,157
Restructuring and transaction costs	186,601	62,188	2,188	64,313	(2,188)	313,102
Unrealized losses on derivative financial instruments	—	—	—	11,431	—	11,431

Total operating expenses	188,201	156,130	95,391	158,182	(165,046)	432,858

Income (loss) from operations	(188,201)	(45,662)	15,077	(8,734)	(15,077)	(242,597)
Interest expense, net	14,168	41,981	6,359	24,126	(6,359)	80,275
Subsidiary loss	(109,492)	(18,892)	(512)	—	128,896	—
Other income, net	—	331	331	204	(331)	535

Income (loss) before income taxes	(311,861)	(106,204)	8,537	(32,656)	119,847	(322,337)
Provision for (benefit from) income taxes	—	3,288	3,288	(13,764)	(3,288)	(10,476)

Net income (loss)	$(311,861)	$(109,492)	$5,249	$(18,892)	$123,135	$(311,861)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD FEBRUARY 1, 2008 TO JUNE 30, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$580,409	$580,409	$586,419	$(779,898)	$967,339

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	115,364	115,364	220,857	(314,853)	136,732
Selling, general and administrative	10,768	3,987	7,057	7,041	58,927	(7,041)	80,739
Depreciation and amortization	—	—	212,102	212,102	149,136	(212,102)	361,238
Impairment of asset value	—	—	63,644	63,644	—	(63,644)	63,644
Unrealized gains on derivative financial instruments	—	—	(28,525)	(7,470)	(39,335)	7,470	(67,860)

Total operating expenses	10,768	3,987	369,642	390,681	389,585	(590,170)	574,493

Income (loss) from operations	(10,768)	(3,987)	210,767	189,728	196,834	(189,728)	392,846
Interest expense, net	58,865	227,009	163,673	51,101	111,801	(51,101)	561,348
Subsidiary income (loss)	(113,156)	117,861	74,521	(5,731)	—	(73,495)	—
Other income, net	2	—	1,424	1,424	3,957	(1,424)	5,383

Income (loss) before income taxes	(182,787)	(113,135)	123,039	134,320	88,990	(213,546)	(163,119)
Provision for income taxes	—	21	5,178	5,178	14,469	(5,178)	19,668

Net income (loss)	$(182,787)	$(113,156)	$117,861	$129,142	$74,521	$(208,368)	$(182,787)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Cash flows from operating activities:	(11,495)	(180,846)	382,000	535,828	206,519	(535,828)	396,178

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	(339,647)	(339,647)	(168,927)	564,818	(283,403)
Proceeds from sale of other property and equipment	—	—	97,200	97,200	128,648	(322,370)	678
Repayment from (disbursements for) intercompany loans	—	—	(42,154)	(42,154)	(70,111)	154,419	—
Capital contribution to unconsolidated affiliates	—	—	—	—	(6,105)	—	(6,105)
Investment in affiliate debt	—	—	(347,953)	(347,953)	—	695,906	—
Dividend from affiliates	3,000	3,030	57,716	—	57,716	(121,462)	—
Other investing activities	—	—	—	—	3,706	—	3,706

Net cash provided by (used in) investing activities	3,000	3,030	(574,838)	(632,554)	(55,073)	971,311	(285,124)

Cash flows from financing activities:
Repayments of long-term debt	—	—	(6,723)	(6,723)	(44,526)	(341,231)	(399,203)
Repayment of loan proceeds received from Intelsat Holdings	—	—	(34,000)	—	—	—	(34,000)
Proceeds from issuance of long-term debt	—	—	354,000	354,000	46,365	(354,000)	400,365
Proceeds from (repayment of) intercompany borrowing	6,000	—	119,313	—	(13,048)	(112,265)	—
Debt issuance costs	—	—	(7,331)	(7,331)	—	7,331	(7,331)
Principal payments on deferred satellite performance incentives	—	—	(6,538)	(6,538)	(8,477)	6,538	(15,015)
Principal payments on capital lease obligations	—	—	(1,492)	(1,492)	(179)	1,492	(1,671)
Dividend to shareholders	—	(3,000)	(60,746)	(57,716)	(57,716)	179,178	—

Net cash provided by (used in) financing activities	6,000	(3,000)	356,483	274,200	(77,581)	(612,957)	(56,855)

Effect of exchange rate changes on cash	—	—	(483)	(483)	3,302	483	2,819

Net change in cash and cash equivalents	(2,495)	(180,816)	163,162	176,991	77,167	(176,991)	57,018
Cash and cash equivalents, beginning of period	6,286	181,650	169,169	149,003	113,106	(149,003)	470,211

Cash and cash equivalents, end of period	3,791	834	332,331	325,994	190,273	(325,994)	527,229

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

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FEBRUARY 1, 2008 TO JUNE 30, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(23,962)	$(30,226)	$140,080	$255,889	$195,058	$(255,889)	$280,950

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	(98,725)	(98,725)	(81,437)	98,725	(180,162)
Capital contribution to Horizons joint venture					(3,554)		(3,554)
Proceeds from intercompany loan recievables	—	—	202,194	202,194	309	(404,697)	—
Capital contribution from parent company	3,404						3,404
Dividend from affiliates	432,065	432,065	671,395		671,395	(2,206,920)
Other investing activities	—	—	—	—	539	—	539

Net cash provided by (used in) investing activities	435,469	432,065	774,864	103,469	587,252	(2,512,892)	(179,773)

Cash flows from financing activities:
Repayments of long-term debt	(400,000)	—	(2,410,032)	(1,550,032)	(1,648,074)	1,550,032	(4,458,106)
Proceeds from issuance of long-term debt	—	—	1,564,358	1,564,358	1,651,036	(1,564,358)	3,215,394
New debt issuance costs	—	(57,130)	(19,662)	(19,662)	(23,206)	19,662	(99,998)
Repayment of intercompany loans	(201,629)	—	—	—	(874)	202,503	—
Repayment of funding of capital expenditures by customer	—	—	—	—	(30,862)	—	(30,862)
Payment of premium on early retirement of debt	(7,615)	—	(46,346)	(15,488)	(16,347)	15,488	(70,308)
Advances (to) from affiliates	—	83,000	10,250	(53,000)	(93,250)	53,000	—
Principal payments on deferred satellite performance incentives	—	—	(2,088)	(2,088)	(6,574)	2,088	(8,662)
Principal payments on capital lease obligations	—	—	(2,187)	(2,187)	(157)	2,187	(2,344)
Dividend to shareholders	—	(432,065)	(1,103,460)	(671,395)	(671,395)	2,878,315	—

Net cash used in financing activities	(609,244)	(406,195)	(2,009,167)	(749,494)	(839,703)	3,158,917	(1,454,886)

Effect of exchange rate changes on cash and cash equivalents	—	—	(37)	(37)	1,776	37	1,739

Net change in cash and cash equivalents	(197,737)	(4,356)	(1,094,260)	(390,173)	(55,617)	390,173	(1,351,970)
Cash and cash equivalents, beginning of period	204,110	4,602	1,186,004	462,633	119,921	(462,633)	1,514,637

Cash and cash equivalents, end of period	$6,373	$246	$91,744	$72,460	$64,304	$(72,460)	$162,667

(Certain totals may not add due to the effects of rounding)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of fixed satellite services worldwide. We provide service on a global fleet of 50 satellites and seven owned teleports and terrestrial facilities. We supply video, data and voice connectivity in approximately 200 countries and territories for approximately 1,800 customers, many of which we have had relationships with for over 30 years. We have one of the largest, most flexible and one of the most reliable satellite fleets in the world, which covers over 99% of the world’s population. Our satellite fleet is operated via ground facilities used to monitor and control our satellites and is complemented by a terrestrial network of teleports, points of presence and leased fiber links for the provision of our hybrid managed services.

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

In addition, all outstanding restricted performance shares under the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”) vested upon consummation of the New Sponsors Acquisition. Vesting in share-based compensation arrangements (“SCAs”) issued under the 2005 Share Plan doubled if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price of each share covered. Vested restricted shares (including time and performance vesting shares) were purchased at approximately $400 per share. In connection with the New Sponsors Acquisition, each unvested restricted share of Intelsat Holdings was exchanged for approximately four unvested restricted shares of Intelsat Global (“exchange shares”) and the exchange shares continued to be classified as a liability of Intelsat Global due to certain repurchase features in the 2005 Share Plan. In addition, the original vesting periods associated with the unvested Intelsat Holdings restricted shares continued. In May 2009, the board of directors of Intelsat Global adopted an amended and restated Intelsat Global, Ltd. 2008 Share Incentive Plan (the “2008 Share Plan”), and Intelsat Global entered into new restricted share agreements with respect to the exchange shares. As a result, as of June 30, 2009, these exchange share grants were no longer subject to certain repurchase features and were instead deemed to be granted under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.

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

Results of Operations

Three Months Ended June 30, 2008, Combined Six Months Ended June 30, 2008 and the Three and Six Months Ended June 30, 2009

As a result of the consummation of the New Sponsors Acquisition, the financial results for the combined six months ended June 30, 2008 have been separately presented for the “predecessor entity” for the period January 1, 2008 to January 31, 2008 and for the “successor entity” for the period February 1, 2008 to June 30, 2008. As such, the reported results of operations for the combined six months ended June 30, 2008 are not necessarily comparable to the six months ended June 30, 2009, primarily due to higher interest expense resulting from the acquisition financing and higher depreciation and amortization costs principally due to the fair value adjustments to long-lived assets in connection with the New Sponsors Acquisition. The historical results are not necessarily indicative of results to be expected for any future period.

The following table sets forth our comparative statements of operations for the periods shown, with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2009	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Revenue	$584,921	$642,484	$57,563	10%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	81,935	107,286	25,351	31
Selling, general and administrative	51,164	70,126	18,962	37
Depreciation and amortization	217,559	200,159	(17,400)	(8)
Impairment of asset value	63,644	—	(63,644)	NM
Unrealized gains on derivative financial instruments	(99,380)	(52,079)	47,301	(48)

Total operating expenses	314,922	325,492	10,570	3

Income from operations	269,999	316,992	46,993	17
Interest expense, net	336,934	339,612	2,678	1
Other income, net	2,835	5,267	2,432	86

Loss before income taxes	(64,100)	(17,353)	46,747	(73)
Provision for income taxes	17,861	15,395	(2,466)	(14)

Net loss	(81,961)	(32,748)	49,213	(60)
Net loss attributable to noncontrolling interest	—	8	8	NM

Net loss attributable to Intelsat, Ltd.	$(81,961)	$(32,740)	$49,221	(60)%

For comparative purposes, we combined the periods from January 1, 2008 to January 31, 2008 and February 1, 2008 to June 30, 2008 in our discussion below, as we believe this combination is useful to provide the reader a period-over-period comparison for purposes of understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe this combination of results for the predecessor entity and successor entity periods facilitates an investor’s understanding of our results of operations for the six months ended June 30, 2009 compared to the combined six months ended June 30, 2008. This combination is not a measure in accordance with U.S. GAAP and should not be used in isolation or substituted for the separate predecessor entity and successor entity results.

	Predecessor Entity	Successor Entity	Combined
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to June 30, 2008	Six Months Ended June 30, 2008
	(in thousands)
Revenue	$190,261	$967,339	$1,157,600
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	25,683	136,732	162,415
Selling, general and administrative	18,485	80,739	99,224
Depreciation and amortization	64,157	361,238	425,395
Transaction costs	313,102	—	313,102
Impairment of asset value	—	63,644	63,644
Unrealized (gains) losses on derivative financial instruments	11,431	(67,860)	(56,429)

Total operating expenses	432,858	574,493	1,007,351

Income (loss) from operations	(242,597)	392,846	150,249
Interest expense, net	80,275	561,348	641,623
Other income, net	535	5,383	5,918

Loss before income taxes	(322,337)	(163,119)	(485,456)
Provision for (benefit from) income taxes	(10,476)	19,668	9,192

Net loss	$(311,861)	$(182,787)	$(494,648)

The following table sets forth our comparative statements of operations with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented:

	Combined	Six Months Ended June 30, 2009	Six Months Ended June 30, 2009 Compared to Combined Six Months Ended June 30, 2008
	Six Months Ended June 30, 2008		Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Revenue	$1,157,600	$1,274,331	$116,731	10%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	162,415	210,806	48,391	30
Selling, general and administrative	99,224	116,635	17,411	18
Depreciation and amortization	425,395	411,088	(14,307)	(3)
Transaction costs	313,102	—	(313,102)	NM
Impairment of asset value	63,644	499,100	435,456	NM
Unrealized gains on derivative financial instruments	(56,429)	(44,123)	12,306	(22)

Total operating expenses	1,007,351	1,193,506	186,155	18

Income from operations	150,249	80,825	(69,424)	(46)
Interest expense, net	641,623	690,333	48,710	8
Loss on early extinguishment of debt	—	(14,876)	(14,876)	NM
Other income, net	5,918	6,199	281	5

Loss before income taxes	(485,456)	(618,185)	(132,729)	27
Provision for (benefit from) income taxes	9,192	(27,851)	(37,043)	NM

Net loss	(494,648)	(590,334)	(95,686)	19%
Net income attributable to noncontrolling interest	—	(52)	(52)	NM

Net loss attributable to Intelsat, Ltd.	$(494,648)	$(590,386)	$(95,738)	19%

Income from Operations

Our income from operations increased by $47.0 million, or 17%, to $317.0 million for the three months ended June 30, 2009 as compared to $270.0 million for the three months ended June 30, 2008. Our financial results were affected by certain material pre-tax items as discussed below:

•

a $63.6 million non-cash impairment charge recorded in the second quarter of 2008 related to our Galaxy 26 satellite, which experienced a sudden and unexpected electrical distribution anomaly; partially offset by,

•

a $47.3 million decrease in unrealized gains on our derivative financial instruments in the second quarter of 2009. The $52.1 million of unrealized gains on derivative financial instruments for the three months ended June 30, 2009 included a $50.5 million increase in the fair value of our swap instruments as a result of marking-to-market, as well as a $21.3 million increase in the fair value of a put option embedded derivative related to the notes issued in February 2009 by Intelsat Sub Holdco, partially offset by $19.7 million in net interest expense, representing the difference between the amount of floating rate interest received and the amount of fixed interest paid on our swap instruments; and

•	$20.6 million of costs related to the adoption of the 2008 Share Plan and equity grants to employees recorded in the second quarter of 2009.

Our income from operations decreased by $69.4 million, or 46%, to $80.8 million for the six months ended June 30, 2009 as compared to $150.2 million for the combined six months ended June 30, 2008. Our financial results were affected by certain material pre-tax items as discussed below:

•

a $499.1 million non-cash impairment charge recorded in the first quarter of 2009 related to the impairment of our rights to operate at orbital locations resulting from an increase in the discount rate used in our valuation process; and

•	$21.0 million of costs related to the adoption of the 2008 Share Plan and equity grants to employees recorded in the second quarter of 2009; partially offset by

•

$313.1 million in transaction costs incurred during the combined six months ended June 30, 2008 upon consummation of the New Sponsors Acquisition, with no similar costs incurred during the six months ended June 30, 2009.

Revenue

The following table sets forth our comparative revenue by service type for the periods shown, with the increase (decrease) and percentage changes:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2009	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Transponder services	$445,486	$477,253	$31,767	7%
Managed services	75,157	79,131	3,974	5
Channel	36,089	34,127	(1,962)	(5)
Mobile satellite services and other	28,189	51,973	23,784	84

Total	$584,921	$642,484	$57,563	10%

Revenue for the three months ended June 30, 2009 increased by $57.6 million, or 10%, as compared to the three months ended June 30, 2008. New business, strong renewals, expansion of existing contracts and improved contract terms contributed to the overall favorable trends. Also reflected in the period was revenue of $21.9 million earned from the re-sale of a launch vehicle and related services, a business which we do not currently intend to pursue in the future. All regions reported revenue increases, with the Asia-Pacific and the Latin America and Caribbean regions showing the strongest gains. By service type, our revenue increased or decreased due to the following:

•

Transponder services—an aggregate increase of $31.8 million, due primarily to a $19.9 million increase in revenue from network services customers, resulting from new business and strong renewals, primarily in the Latin America and Caribbean, the Europe and the Africa and Middle East regions, and a $12.6 million increase in revenues resulting from new services and strong renewals sold primarily to North American customers of our Intelsat General business, a portion of which was related to capacity resold from third parties.

•

Managed services—an aggregate increase of $4.0 million, due primarily to a $3.0 million increase in revenue from network services customers, resulting from new business and service expansion in trunking and private line solutions and broadband services primarily in the Africa and Middle East and the Europe regions, and a $1.7 million increase in revenue from our government business customers in the North America region.

•

Channel—a decrease of $2.0 million related to continued declines from the migration of point-to-point satellite traffic to fiber optic cables across transoceanic routes and the optimization of customer networks, a trend which we expect will continue.

•

Mobile satellite services and other—an aggregate increase of $23.8 million, primarily due to increased revenues from professional and technical services performed for satellite operators and other customers of our satellite-related services business, including $16.9 million in increased revenue from the completion of the re-sale of a launch vehicle during the second quarter of 2009, and $3.7 million and $2.3 million in increased revenue from third-party usage-based mobile services and sales of customer premises equipment, respectively, for our government business customers.

The following table sets forth our comparative revenue by service type for the periods shown, with the increase (decrease) and percentage changes:

	Predecessor Entity	Successor Entity	Combined	Successor Entity	Increase (Decrease)	Percentage Change
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to June 30, 2008	Six Months Ended June 30, 2008	Six Months Ended June 30, 2009
	(in thousands, except percentages)
Transponder services	$146,344	$736,665	$883,009	$947,309	$64,300	7%
Managed services	23,847	125,118	148,965	159,101	10,136	7
Channel	12,525	60,918	73,443	68,262	(5,181)	(7)
Mobile satellite services and other	7,545	44,638	52,183	99,659	47,476	91

Total	$190,261	$967,339	$1,157,600	$1,274,331	$116,731	10%

Revenue for the six months ended June 30, 2009 increased by $116.7 million, or 10%, as compared to the combined six months ended June 30, 2008. New business, strong renewals, expansion of existing contracts and improved contract terms contributed to the overall favorable trends. Also reflected in the period was revenue of $44.2 million earned from the re-sale of launch vehicles and related services, a business which we do not currently intend to pursue in the future. All regions reported revenue increases, with the North America, the Asia-Pacific and the Africa and Middle East regions showing the strongest gains. By service type, our revenue increased or decreased due to the following:

•

Transponder services—an aggregate increase of $64.3 million, due primarily to a $47.0 million increase in revenue from network services customers, resulting from new business and strong renewals in the Latin America and Caribbean and the Europe regions, and a $29.6 million increase in revenues from our government business customers, resulting from new business, service expansions and strong renewals primarily in the North America region. These increases were partially offset by a $12.3 million decline in revenue from media customers primarily in the North America and the Latin America and Caribbean regions.

•

Managed services—an aggregate increase of $10.1 million, due primarily to a $9.5 million increase in revenue from network services customers, resulting from new business and service expansion in trunking and private line solutions and GXS broadband solutions primarily in the Africa and Middle East region.

•	Channel— a decrease of $5.2 million related to continued declines from the migration of point-to-point satellite traffic to fiber optic cables mentioned above.

•

Mobile satellite services and other—an aggregate increase of $47.5 million, primarily due to increased revenues from professional and technical services performed for satellite operators and other customers of our satellite-related services business, including $36.4 million in increased revenue from the completion of the re-sale of two launch vehicles during the six months ended June 30, 2009, and increased revenue from third-party in usage-based mobile services and sales of customer premises equipment primarily for our government business customers.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue increased by $25.4 million, or 31%, to $107.3 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The increase was primarily due to the following:

•	an increase of $13.0 million in cost of sales related to the re-sale of a launch vehicle by our satellite-related services business;

•	an increase of $6.3 million for purchases of fixed and mobile third party capacity for increased services sold to our government business customers; and

•

an increase of $3.3 million in staff expenses, which included $1.8 million of costs related to the adoption of the 2008 Share Plan and equity grants to employees recorded in the second quarter of 2009.

Direct costs of revenue increased by $48.4 million, or 30%, to $210.8 million for the six months ended June 30, 2009 as compared to the combined six months ended June 30, 2008. The increase was primarily due to the following:

•	an increase of $28.1 million in cost of sales related to the re-sale of two launch vehicles by our satellite-related services business;

•	an increase of $14.0 million for purchases of fixed and mobile third party capacity for services sold to government business customers; and

•

an increase of $4.6 million in staff expenses, which included $1.8 million of costs related to the adoption of the 2008 Share Plan and equity grants to employees recorded in the second quarter of 2009.

Selling, General and Administrative

Selling, general and administrative expenses increased by $19.0 million, or 37%, to $70.1 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The increase was primarily due to an increase of $16.7 million in staff expenses, which included $18.8 million of costs related to the adoption of the 2008 Share Plan and equity grants to employees recorded in the second quarter of 2009, partially offset by lower severance related expenses.

Selling, general and administrative expenses increased by $17.4 million, or 18%, to $116.6 million for the six months ended June 30, 2009 as compared to the combined six months ended June 30, 2008. The increase was primarily due to an increase of $15.1 million in staff expenses, which included costs related to the adoption of the 2008 Share Plan and equity grants to employees recorded in the second quarter of 2009, partially offset by lower severance and retention related expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased by $17.4 million, or 8%, to $200.2 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The decrease was primarily due to the following:

•

a net decrease of $18.9 million in depreciation expense due to certain satellites, ground and other assets becoming fully depreciated, the impairment of Galaxy 26 and changes in estimated useful lives; and

•	a decrease of $6.7 million in amortization expense due to changes in the expected pattern of consumption of amortizable intangible assets; partially offset by

•	an increase of $8.5 million in depreciation expense resulting from the impact of satellites placed into service during the second half of 2008.

Depreciation and amortization expense decreased by $14.3 million, or 3%, to $411.1 million for the six months ended June 30, 2009 as compared to the combined six months ended June 30, 2008. The decrease was primarily due to the following:

•

a net decrease of $28.0 million in depreciation expense due to certain satellites, ground and other assets becoming fully depreciated, the impairment of Galaxy 26 and changes in estimated useful lives; and

•	a decrease of $5.8 million in amortization expense primarily due to changes in the expected pattern of consumption of amortizable intangible assets; partially offset by

•	an increase of $16.9 million in depreciation expense resulting from the impact of satellites placed into service during the second half of 2008; and

•	an increase of $2.6 million in depreciation expense attributable to the write-up of our depreciable assets to fair value upon the closing of the New Sponsors Acquisition.

Interest Expense, Net

Interest expense, net consists of the gross interest expense we incur less the amount of interest we capitalize related to capital assets under construction and less interest income earned. We also held interest rate swaps with an aggregate notional amount of $3.3 billion to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities. The swaps have not been designated as hedges for accounting purposes. Interest expense, net increased by $2.7 million, or 1%, to $339.6 million for the three months ended June 30, 2009, as compared to $336.9 million for the three months ended June 30, 2008. The increase in interest expense was principally due to the following:

•	an increase of $15.9 million related to the refinancing of portions of our debt at higher interest rates in connection with the New Sponsors Acquisition; and

•

an increase of $2.5 million due to a higher principal amount of debt and higher interest rates resulting from the repurchase or repayment of certain notes and loans in connection with our change of control offers that were completed in the second and third quarters of 2008; partially offset by

•	lower interest expense of $17.1 million due to lower interest rates on our variable rate debt during the second quarter of 2009 as compared to the second quarter of 2008.

The non-cash portion of total interest expense, net was $106.4 million for the three months ended June 30, 2009 and included $75.8 million of payment-in-kind (“PIK”) interest expense. The remaining non-cash interest expense was primarily associated with the amortization of the deferred financing fees incurred as a result of new or refinanced debt and the amortization and accretion of discounts and premiums recorded to adjust our debt to fair value in connection with the New Sponsors Acquisition.

Interest expense, net increased by $48.7 million, or 8%, to $690.3 million for the six months ended June 30, 2009, as compared to $641.6 million for the combined six months ended June 30, 2008. The increase in interest expense was principally due to the following:

•

an increase of $66.1 million due to the incurrence or assumption of approximately $3.7 billion of net additional indebtedness and the refinancing of portions of our debt at higher interest rates in connection with the New Sponsors Acquisition;

•

an increase of $7.4 million due to a higher principal amount of debt and higher interest rates resulting from the repurchase or repayment of certain notes and loans in connection with our change of control offers that were completed in the second and third quarters of 2008; and

•	an increase of $4.4 million due to additional indebtedness incurred in the 2009 Sub Holdco Notes Offering; partially offset by

•	lower interest expense of $34.1 million due to lower interest rates on our variable rate debt in 2009 as compared to 2008.

The non-cash portion of total interest expense, net was $210.6 million for the six months ended June 30, 2009 and included $148.7 million of PIK interest expense. The remaining non-cash interest expense was primarily associated with the amortization of the deferred financing fees incurred as a result of new or refinanced debt and the amortization and accretion of discounts and premiums recorded to adjust our debt to fair value in connection with the New Sponsors Acquisition.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was recognized in connection with Intelsat Sub Holdco’s purchase of $114.2 million of Intelsat, Ltd.’s outstanding 7 5/8% Senior Notes due 2012 for $93.3 million and $346.5 million of Intelsat, Ltd.’s outstanding 6 1/2% Senior Notes due 2013 for $254.6 million pursuant to the Tender Offer. The loss was primarily driven by the difference between the carrying value of the notes purchased and the cash paid for the purchase, as a result of the higher unamortized discount recorded in connection with the New Sponsors Acquisition, when our pre-acquisition long-term debt was adjusted to fair value as of the effective date of the transaction.

Other Income, Net

Other income, net was $5.3 million for the three months ended June 30, 2009 as compared to $2.8 million for the three months ended June 30, 2008. The increase of $2.4 million was primarily related to a $2.8 million increase in exchange rate gains, primarily due to the U.S. dollar strengthening against the Brazilian real, which impacts our service contracts with our Brazilian customers, partially offset by a $1.2 million decrease in realized gains on our available-for-sale investments.

Other income, net was $6.2 million for the six months ended June 30, 2009 as compared to $5.9 million for the combined six months ended June 30, 2008. The increase of $0.3 million was primarily related to a $0.9 million increase in exchange rate gains, primarily due to the U.S. dollar strengthening against the Brazilian real, which impacts our service contracts with our Brazilian customers, partially offset by a $1.2 million decrease in realized gains on our available-for-sale investments.

Provision for (Benefit from) Income Taxes

Our provision for income taxes was $15.4 million and $17.9 million for the three months ended June 30, 2009 and the three months ended June 30, 2008, respectively. The difference was principally due to a lower pre-tax income in certain taxable jurisdictions, primarily the United States and the United Kingdom, during the three months ended June 30, 2009.

Our benefit from income taxes was $27.9 million for the six months ended June 30, 2009 compared to a provision for income taxes of $9.2 million for the combined six months ended June 30, 2008. The difference was principally due to a higher pre-tax book loss in certain taxable jurisdictions, primarily the United States, during the six months ended June 30, 2009.

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

A reconciliation of net loss attributable to Intelsat, Ltd. to EBITDA for the periods shown is as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2009	Combined	Successor Entity
			Six Months Ended June 30, 2008	Six Months Ended June 30, 2009
	(in thousands)
Net loss attributable to Intelsat, Ltd.	$(81,961)	$(32,740)	$(494,648)	$(590,386)
Add:
Interest expense, net	336,934	339,612	641,623	690,333
Loss on early extinguishment of debt	—	—	—	14,876
Provision for (benefit from) income taxes	17,861	15,395	9,192	(27,851)
Depreciation and amortization	217,559	200,159	425,395	411,088

EBITDA	$490,393	$522,426	$581,562	$498,060

Liquidity and Capital Resources

Cash Flow Items

	Predecessor Entity	Successor Entity	Combined	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to June 30, 2008	Six Months Ended June 30, 2008	Six Months Ended June 30, 2009
	(in thousands)
Net cash provided by operating activities	$19,619	$280,950	$300,569	$396,178
Net cash used in investing activities	(24,701)	(179,773)	(204,474)	(285,124)
Net cash used in financing activities	(22,304)	(1,454,886)	(1,477,190)	(56,855)
Net change in cash and cash equivalents	(27,249)	(1,351,970)	(1,379,219)	57,018

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $396.2 million for the six months ended June 30, 2009 reflected an increase of $95.6 million as compared to the combined six months ended June 30, 2008. The improved cash flows from operating activities resulted from an increase in net income attributable to Intelsat, Ltd. excluding non-cash items, and a decrease in payments for prepaid expenses and other assets. This was partially offset by an increase in accounts receivable due to higher revenue, an increase in payments for accounts payable and accrued liabilities, including accrued interest, and a decrease in deferred revenue due to the recognition of revenue from the completion of the re-sale of two launch vehicles and other launch services during the six months ended June 30, 2009 as compared to the combined six months ended June 30, 2008.

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $80.7 million to $285.1 million for the six months ended June 30, 2009 as compared to the combined six months ended June 30, 2008. This increase was primarily due to higher capital expenditures of $78.5 million associated with satellites under construction during the six months ended June 30, 2009 as compared to the combined six months ended June 30, 2008.

Net Cash Used in Financing Activities

Net cash used in financing activities was $56.9 million for the six months ended June 30, 2009 compared to net cash used in financing activities of $1.5 billion for the combined six months ended June 30, 2008. The decrease in cash used in financing activities was primarily due to the repayment of $1.3 billion of our long term debt in the combined six months ended June 30, 2008 following the New Sponsors Acquisition, including $70.3 million in premiums paid in connection with the early retirement of certain long-term debt. Cash used in financing activities during the six months ended June 30, 2009 included repayments on other long-term debt of $399.2 million and a loan repayment to Intelsat Holdings of $34.0 million, partially offset by proceeds from the issuance of long-term debt of $400.4 million.

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

Senior Secured Credit Facilities

Intelsat Sub Holdco Senior Secured Credit Facility

As of June 30, 2009, Intelsat Sub Holdco had a revolving credit facility and certain term loans outstanding under the Intelsat Sub Holdco Amended and Restated Credit Agreement (the “Sub Holdco Credit Agreement”), which consisted of a $344.8 million Tranche B Term loan facility with a seven-year maturity and a $250.0 million revolving credit facility with a six year maturity. Up to $200.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility is available for swingline loans.

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

The Consolidated Secured Debt to Consolidated EBITDA Ratio is determined by comparing Consolidated Secured Debt to Consolidated EBITDA, each as defined under the Sub Holdco Credit Agreement. We were in compliance with this financial maintenance covenant ratio, with a Consolidated Secured Debt to Consolidated EBITDA Ratio of 0:1.00 since Intelsat Sub Holdco had no secured debt, net of cash, as of June 30, 2009. In the event we were to fail to comply with this financial maintenance covenant ratio and were unable to obtain waivers, we would default under the Sub Holdco Credit Agreement, and the lenders under the Sub Holdco Credit Agreement could accelerate our obligations thereunder, which would result in an event of default under our existing notes and the Intelsat Jackson unsecured credit agreements.

No amounts were outstanding under the revolving credit facility as of June 30, 2009; however, $22.9 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was $221.0 million at such date.

Intelsat Corp Senior Secured Credit Facility

As of June 30, 2009, Intelsat Corp had a revolving credit facility and certain term loans outstanding under the Intelsat Corporation Amended and Restated Credit Agreement (the “Intelsat Corp Amended and Restated Credit Agreement”), which consisted of a $355.9 million Tranche A-3 Term loan with a six-year maturity, a $1.8 billion Tranche B-2 Term Loan facility with a seven and one-half year maturity, and a $175.0 million revolving credit facility with a six-year maturity. Up to $150.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility is available for swingline loans.

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

The Consolidated Secured Debt to Consolidated EBITDA Ratio is determined by comparing Consolidated Secured Debt to Consolidated EBITDA, each as defined under the Intelsat Corp Amended and Restated Credit Agreement. We were in compliance with this financial maintenance covenant ratio, with a Consolidated Secured Debt to Consolidated EBITDA Ratio of 2.62:1.00, as of June 30, 2009. In the event we were to fail to comply with this financial maintenance covenant ratio and were unable to obtain waivers, we would default under the Intelsat Corp Amended and Restated Credit Agreement, and the lenders under the Intelsat Corp Amended and Restated Credit Agreement could accelerate our obligations thereunder, which would result in an event of default under our existing notes and the Intelsat Jackson unsecured credit agreements.

On February 4, 2008, in connection with the New Sponsors Acquisition, Intelsat Corp also executed a Joinder Agreement by and among Intelsat Corp, the several lenders party thereto and certain other parties, to the Intelsat Corp Amended and Restated Credit Agreement pursuant to which it incurred an additional $150.0 million in aggregate principal amount of Tranche B-2 Term Loan.

No amounts were outstanding under the revolving credit facility as of June 30, 2009; however, $2.1 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was $152.2 million as of June 30, 2009.

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

2009 Debt Transactions

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

New Dawn Credit Facilities

On December 5, 2008, New Dawn Satellite Company Ltd (“New Dawn”) entered into a $215.0 million secured financing arrangement that consists of senior and mezzanine term loan facilities. The credit facilities are non-recourse to New Dawn’s shareholders, including Intelsat, Ltd. and its wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions. Up to $25.0 million of the facilities is subject to cancellation if additional funding commitments are not secured by the original lenders. The senior facility provides for a commitment of up to $125.0 million. The interest rate on term loans under the senior facility is the aggregate of LIBOR plus an applicable margin between 3.0% and 4.0% and certain costs, if incurred. The mezzanine facility provides for a commitment of up to $90.0 million. The interest rate on term loans under the mezzanine facility is the aggregate of LIBOR plus an applicable margin between 5.3% and 6.3% and certain costs, if incurred. New Dawn is required to pay a commitment fee at a rate per annum of 0.5% on any unused commitments under the term loan facilities. During the six months ended June 30, 2009, New Dawn incurred satellite related capital expenditures of $43.4 million, and as of June 30, 2009 it had aggregate outstanding borrowings of $47.0 million under the credit facilities.

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

In addition to EBITDA and Sub Holdco Adjusted EBITDA, we also calculate a measure called New Bermuda Adjusted EBITDA, based on the term Adjusted EBITDA, as defined in the indenture governing Intelsat Bermuda’s 11 1/4% Senior Notes due 2017 (the “2017 Bermuda Senior Notes”) and Intelsat Bermuda’s 11 1/2%/12 1/2% Senior PIK Election Notes due 2017 (together with the 2017 Bermuda Senior Notes, the “2008 Bermuda Notes”).

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

A reconciliation of net cash provided by Intelsat, Ltd. operating activities to net loss attributable to Intelsat, Ltd.; net loss attributable to Intelsat, Ltd. to Intelsat, Ltd. EBITDA; Intelsat, Ltd. EBITDA to New Bermuda Adjusted EBITDA; and New Bermuda Adjusted EBITDA to Sub Holdco Adjusted EBITDA is as follows:

	Combined (1)	Successor Entity
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2009
	(in thousands)
Reconciliation of net cash provided by operating activities to net loss attributable to Intelsat, Ltd.:
Net cash provided by operating activities	$300,569	$396,178
Depreciation and amortization	(425,395)	(411,088)
Impairment of asset value	(63,644)	(499,100)
Provision for doubtful accounts	3,012	118
Foreign currency transaction gain	1,876	2,819
Loss on disposal of assets	(46)	(2,558)
Share-based compensation expense	(199,517)	(21,036)
Deferred income taxes	12,014	44,560
Amortization of discount, premium and issuance costs	(117,493)	(61,875)
Interest paid-in-kind	(78,256)	(148,675)
Loss on early extinguishment of debt	—	(14,496)
Share in gain of unconsolidated affiliates	225	259
Unrealized gains on derivative financial instruments	64,373	78,312
Other non-cash items	(1,056)	(242)
Changes in operating assets and liabilities, net of effect of acquisition	8,690	46,438

Net loss attributable to Intelsat, Ltd.	(494,648)	(590,386)

Add (Subtract):
Interest expense, net	641,623	690,333
Loss on early extinguishment of debt	—	14,876
Provision for (benefit from) income taxes	9,192	(27,851)
Depreciation and amortization	425,395	411,088

Intelsat, Ltd. EBITDA	581,562	498,060

Add (Subtract):
Parent and intercompany expenses, net (2)	6,271	5,804
EBITDA from unrestricted subsidiaries (3)	—	(487)
Compensation and benefits (4)	4,338	18,074
Transaction costs (5)	313,102	—
Acquisition related expenses (6)	5,617	11,594
Share in gain of unconsolidated affiliates (7)	(240)	(259)
Impairment of asset value (8)	63,644	499,100
Unrealized gains on derivative financial instruments (9)	(56,429)	(44,123)
Non-recurring and other non-cash items (10)	9,530	13,870
Satellite performance incentives (11)	(5,898)	(4,482)

New Bermuda Adjusted EBITDA	921,497	997,151

Add (Subtract):
Intelsat Corp Adjusted EBITDA (12)	(401,052)	(385,912)
Parent and intercompany expenses (13)	201	388
Non-recurring intercompany expenses	34,991	—
Satellite performance incentives (11)	5,898	4,482

Sub Holdco Adjusted EBITDA	$561,535	$616,109

(1)	As a result of the consummation of the New Sponsors Acquisition, the financial results for the combined six months ended June 30, 2008 have been presented separately in our condensed consolidated statements of operations for the “predecessor” entity for the period January 1, 2008 to January 31, 2008 and for the “successor” entity for the period February 1, 2008 to June 30, 2008. For comparative purposes, we combined the periods from January 1, 2008 to January 31, 2008 and February 1, 2008 to June 30, 2008, as we believe this combination is useful to provide the reader a more accurate comparison. This combination is not a U.S. GAAP measure and it is provided to enhance the reader’s understanding of the results of operations for the periods presented.

(2)	Represents expenses incurred at Intelsat, Ltd. for employee salaries and benefits, office operating costs and other expenses.

(3)	Reflects EBITDA of our unrestricted subsidiary, New Dawn, which is excluded under the definitions of New Bermuda Adjusted EBITDA and Sub Holdco Adjusted EBITDA.

(4)	Reflects the portion of the expenses incurred relating to our equity compensation plans, defined benefit retirement plan and other postretirement benefits that are excludable under the definitions of New Bermuda Adjusted EBITDA and Sub Holdco Adjusted EBITDA.

(5)	Reflects transaction costs related to the New Sponsors Acquisition Transactions.

(6)	Reflects expenses incurred in connection with the monitoring fee agreements to provide certain monitoring, advisory and consulting services to Intelsat Bermuda, Intelsat Sub Holdco and their respective subsidiaries.

(7)	Represents gains incurred under the equity method of accounting.

(8)	Represents the non-cash impairment charge recorded to write-down our intangible assets determined to have indefinite useful lives in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

(9)	Represents the changes in the fair value of the undesignated interest rate swaps as well as the difference between the amount of floating rate interest we receive and the amount of fixed rate interest we pay, which are recognized in operating income.

(10)	Reflects certain non-recurring gains and losses, including costs incurred in connection with the New Sponsors Acquisition, and non-cash income related to the recognition of deferred revenue on a straight-line basis of certain prepaid capacity contracts which are excluded under the definitions of New Bermuda Adjusted EBITDA and Sub Holdco Adjusted EBITDA.

(11)	Represents satellite performance incentive interest expense required to be excluded from interest expense for the calculation of New Bermuda Adjusted EBITDA, but permitted to be included as part of interest expense for the calculation of Sub Holdco Adjusted EBITDA.

(12)	This measure is reported publicly by our subsidiary, Intelsat Corp, which is not a subsidiary of Intelsat Sub Holdco.

(13)	Reflects expenses of Intelsat Bermuda and other holding companies not consolidated under Intelsat Sub Holdco.

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

No amounts were outstanding under our revolving credit facilities as of June 30, 2009; however, we had aggregate outstanding letters of credit of $22.9 million under the revolver portion of Intelsat Sub Holdco’s senior secured credit facilities and $2.1 million under the revolver portion of Intelsat Corp’s senior secured credit facilities. Intelsat Sub Holdco and Intelsat Corp had $221.0 million (net of standby letters of credit) and $152.2 million (net of standby letters of credit), respectively, of availability remaining under their senior secured credit facilities at that date. Under the terms of the credit agreements governing both Intelsat Sub Holdco’s senior secured credit facilities and Intelsat Corp’s amended and restated senior secured credit facilities, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat, Ltd., with a senior secured debt covenant included in the indenture governing Intelsat, Ltd.’s outstanding senior notes. As a result, under certain circumstances, Intelsat Sub Holdco may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Corp has certain amounts outstanding under its revolving credit facility, and Intelsat Corp may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving credit facility.

Contracted Backlog

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog is our expected future revenue under customer contracts, and includes both cancelable and non-cancelable contracts, although 95% of our backlog as of June 30, 2009 related to contracts that either were non-cancelable or were cancelable only upon payment of substantial termination fees. Our backlog also includes our pro rata share of backlog of our joint venture investments. Our backlog was approximately $8.7 billion and $9.5 billion as of March 31, 2009 and June 30, 2009, respectively. This backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

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

Payments for satellites and other property and equipment during the six months ended June 30, 2009 were $283.4 million, which included $43.4 million of payments made by New Dawn. We have multiple satellites on order with two launches planned in 2009.

We expect our 2009 total capital expenditures to range from approximately $625 million to $675 million, however, several late 2009 contract milestones could result in some expenditures being delayed into 2010. We intend to fund our capital expenditure requirements through cash on hand, cash provided from operating activities and, if necessary, borrowings under the revolving facilities of our senior secured credit facilities. The expected 2009 capital expenditures range excludes approximately $100 million in capital expenditures associated with a satellite that is to be procured and launched in 2010 pursuant to our New Dawn joint venture. We have a 74.9% indirect ownership interest in New Dawn and the financial results of the New Dawn investment will be consolidated within our results. However, the majority of New Dawn’s expenditures will be financed by third parties, and our net cash outlay with respect to New Dawn is expected to be minimal in 2009.

In addition, one of our launch service providers, with which we have contracted for the future launch of three satellites and have options for the launch of four additional satellites, has recently filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). This could impact our expected capital expenditures in the future. See Item 1A. Risk Factors—Risk Factors Relating to Our

Industry—Our dependence on outside contractors could result in increased costs and delays related to the launch of our new satellites, which would in turn adversely affect our business, operating results, liquidity and financial condition.

Disclosures about Market Risk

See Item 3—Quantitative and Qualitative Disclosures About Market Risk.

Off-Balance Sheet Arrangements

On August 1, 2005, Intelsat Corp formed its second satellite joint investment with JSAT International, Inc. to build and launch a Ku-band satellite (“Horizons-2”). The Horizons-2 satellite was launched in December 2007 and placed into service in February 2008. The satellite supports digital video, high-definition television and internet protocol-based content distribution networks to broadband Internet and satellite news gathering services in the United States. The total future joint investment in Horizons-2 is expected to be $160.8 million as of June 30, 2009, of which each of the joint venture partners is required to fund their 50% share.

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires Intelsat Corp to fund its 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $6.1 million during both the combined six months ended June 30, 2008 and the six months ended June 30, 2009. Intelsat Corp has entered into a security and pledge agreement with a third-party lender and, pursuant to this agreement, granted a security interest in its contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. We have recorded a liability of $12.2 million within accrued liabilities as of December 31, 2008 and June 30, 2009, and a liability of $61.0 million and $54.9 million within other long-term liabilities as of December 31, 2008 and June 30, 2009, respectively, in the accompanying condensed consolidated balance sheets.

We do not have any other significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or liquidity.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”). SFAS No. 166 is intended to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial statements related to a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 will be effective at the start of the first annual reporting period beginning after November 15, 2009. We are currently evaluating the requirements of SFAS No. 166 and the impact, if any, to our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 is intended to address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”), as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166 and constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under FIN 46(R) do not always provide timely and useful information about an entity’s involvement in a variable interest entity. SFAS No. 167 will be effective at the start of the first annual reporting period beginning after

November 15, 2009. We are currently evaluating the requirements of SFAS No. 167 and the impact, if any, to our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP No. FAS 132(R)-1”). FSP No. FAS 132(R)-1 provides additional disclosure requirements for the plan assets of a defined benefit pension or other postretirement plan. FSP No. FAS 132(R)-1 requires employers of public and nonpublic entities to disclose additional information detailing how investment allocation decisions are made, the major categories of plan assets including concentration of risk and fair-value measurements, and the fair value techniques used to measure the plan assets. The disclosure requirements are effective for years ending after December 15, 2009. We plan to adopt FSP No. FAS 132(R)-1 and provide the additional disclosure requirements in our Annual Report on Form 10-K for the year ending December 31, 2009.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009. Based upon that evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

No changes occurred in our internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to litigation in the ordinary course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

Risk Factors Relating to Our Business

The current global recession may have significant effects on our customers and suppliers, which could adversely affect our business, operating results and financial condition.

The current global recession, as well as a slow recovery period, may lead to lower demand for our services, increased incidences of our customers’ inability to pay for our services, or the insolvency of our customers. In addition, if our suppliers face challenges in obtaining credit, selling their products or otherwise in operating their businesses profitably, they may raise prices, lower production levels or cease operations. For instance, one of our launch service providers has recently filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. Many economists are now predicting that the current recession in the United States economy and the global economy may be prolonged as a result of the deterioration in the credit markets and related financial crisis, as well as a variety of other factors. Any of these events may negatively impact our sales, revenue generation and margins, and consequently adversely affect our business, operating results and financial condition.

Risk Factors Relating to Our Industry

Our dependence on outside contractors could result in increased costs and delays related to the launch of our new satellites, which would in turn adversely affect our business, operating results, liquidity and financial condition.

There are a limited number of companies that we are able to use to launch our satellites and a limited number of commercial satellite launch opportunities available in any given time period. Adverse events with respect to our launch service providers, such as satellite launch failures, could result in increased costs or delays in the launch of our satellites. General economic conditions may also affect the ability of launch providers to provide launch services on commercially reasonable terms or to fulfill their obligations in terms of launch dates, pricing, or both. In the event that our launch service providers are unable to fulfill their obligations, we may have difficulty procuring alternative services in a timely manner and may incur significant additional expenses as a result. Any such increased costs and delays could have a material adverse effect on our business, operating results, liquidity and financial condition.

One of our launch service providers, Sea Launch Company L.L.C. (“Sea Launch”), with which we have contracted for the future launch of three satellites, one through Sea Launch and two through Space International Services, and have options for the launch of four satellites, has recently filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. We have made approximately $100 million of payments under our contracts and options with Sea Launch for the launch of these satellites. While Sea Launch has publicly stated that it intends to continue to operate, and while we may receive full or partial credit for prior payments, there can be no assurance that Sea Launch will honor its contractual obligations to us, or do so without charging us significant additional amounts beyond what is provided for in our current agreements. In addition, should we try to procure alternative launch services for the satellites involved, there can be no assurance that we will not incur significant delays and significant additional expenses as a result. The loss of contractual payments that we have previously made to Sea Launch, and any additional expenses we may incur in effecting the launch of the satellites involved, could have a material adverse effect on our business, operating results, liquidity and financial conditions.

No other material changes in the risks related to our business have occurred since we filed our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Document Description
4.1	Supplemental Indenture dated June 29, 2009, to Indenture dated June 27, 2008 by and among Intelsat Subsidiary Holding Company, Ltd., the Registrant, other guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 99.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on July 6, 2009).

4.2	Supplemental Indenture dated June 29, 2009, to Indenture dated June 27, 2008 by and among Intelsat Intermediate Holding Company, Ltd., the Registrant, other guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 99.2 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on July 6, 2009).

10.1	Intelsat Global, Ltd. 2008 Share Incentive Plan (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.2	Class A Restricted Share Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and David McGlade (incorporated by reference to Exhibit 10.2 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.3	Class A Restricted Share Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.3 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.4	Class A Restricted Share Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Stephen Spengler (incorporated by reference to Exhibit 10.4 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.5	Class A Restricted Share Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Thierry Guillemin (incorporated by reference to Exhibit 10.5 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.6	Class B Restricted Share Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and David McGlade (incorporated by reference to Exhibit 10.6 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

Exhibit No.	Document Description
10.7	Class B Restricted Share Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.7 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.8	Class B Restricted Share Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and Michael McDonnell (incorporated by reference to Exhibit 10.8 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.9	Class B Restricted Share Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Stephen Spengler (incorporated by reference to Exhibit 10.9 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.10	Class B Restricted Share Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Thierry Guillemin (incorporated by reference to Exhibit 10.10 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.11	Management Shareholders Agreement of Intelsat Global, Ltd. (incorporated by reference to Exhibit 10.11 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.12	Letter Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and David McGlade regarding the Management Shareholders Agreement (incorporated by reference to Exhibit 10.12 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.13	Letter Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and Phillip Spector regarding the Management Shareholders Agreement (incorporated by reference to Exhibit 10.13 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.14	Letter Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and Michael McDonnell regarding the Management Shareholders Agreement (incorporated by reference to Exhibit 10.14 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.15	Option Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and David McGlade (incorporated by reference to Exhibit 10.15 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.16	Option Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.16 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.17	Option Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and Michael McDonnell (incorporated by reference to Exhibit 10.17 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.18	Option Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Stephen Spengler (incorporated by reference to Exhibit 10.18 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.19	Option Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Thierry Guillemin (incorporated by reference to Exhibit 10.19 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.20	Form of Management Class B Restricted Share Agreement, dated May 8, 2009 (incorporated by reference to Exhibit 10.20 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.21	Form of Management Option Agreement, dated May 8, 2009 (incorporated by reference to Exhibit 10.21 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

Exhibit No.	Document Description
10.22	Form of Management Class A Restricted Share Agreement, dated May 8, 2009 (incorporated by reference to Exhibit 10.22 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.23	Form of Share Option Agreement, dated May 8, 2009 (incorporated by reference to Exhibit 10.23 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.24	Amendment and Acknowledgement, dated May 6, 2009, between Intelsat, Ltd., Intelsat Global, Ltd. and David McGlade (incorporated by reference to Exhibit 10.24 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.25	Employment Agreement, dated May 6, 2009 between Intelsat Global, Ltd., Intelsat, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.25 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.26	Employment Agreement, dated May 6, 2009 between Intelsat Global, Ltd., Intelsat, Ltd. and Michael McDonnell (incorporated by reference to Exhibit 10.26 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.27	Severance Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Stephen Spengler (incorporated by reference to Exhibit 10.27 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.28	Severance Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Thierry Guillemin (incorporated by reference to Exhibit 10.28 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.29	Second Amended and Restated Bye-Laws of Intelsat Global, Ltd., adopted May 6, 2009 (incorporated by reference to Exhibit 10.29 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT, LTD.

Date: August 12, 2009	By	/s/ DAVID MCGLADE
David McGlade
Deputy Chairman and Chief Executive Officer

INTELSAT, LTD.

Date: August 12, 2009	By	/s/ MICHAEL MCDONNELL
Michael McDonnell
Executive Vice President and Chief Financial Officer