Form 10-Q
period 2009-09-30
INTELSAT LTD
filed 2009-11-09
CIK 1156871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 6, 2009, 12,000 ordinary shares, par value $1.00 per share, were outstanding.

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

When used in this Quarterly Report, the words “may,” “will,” “might,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “intend,” “potential,” “outlook” and “continue,” and the negative of these terms and other similar expressions, are intended to identify forward-looking statements and information.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTELSAT, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31, 2008	As of September 30, 2009
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$470,211	$504,543
Receivables, net of allowance of $20,237 in 2008 and $23,217 in 2009	302,934	317,027
Deferred income taxes	48,623	47,803
Prepaid expenses and other current assets	56,883	38,740

Total current assets	878,651	908,113
Satellites and other property and equipment, net	5,339,671	5,422,488
Goodwill	6,774,334	6,774,334
Non-amortizable intangible assets	2,957,200	2,458,100
Amortizable intangible assets, net	1,124,275	1,014,871
Other assets	583,201	474,137

Total assets	$17,657,332	$17,052,043

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$125,310	$140,693
Employee related liabilities	49,184	37,489
Accrued interest payable	410,082	245,044
Current portion of long-term debt	99,358	97,785
Deferred satellite performance incentives	26,247	20,043
Deferred revenue	78,082	44,420
Other current liabilities	56,950	74,140

Total current liabilities	845,213	659,614
Long-term debt, net of current portion	14,773,975	15,087,524
Deferred satellite performance incentives, net of current portion	128,972	115,607
Deferred revenue, net of current portion	166,311	226,198
Deferred income taxes	562,742	531,913
Accrued retirement benefits	235,014	238,385
Other long-term liabilities	436,258	343,554
Noncontrolling interest	4,500	7,058
Commitments and contingencies (Note 12)
Shareholder’s equity (deficit):
Ordinary shares, $1.00 par value, 12,000 shares authorized, issued and outstanding at December 31, 2008 and September 30, 2009	12	12
Paid-in capital	1,461,006	1,482,272
Accumulated deficit	(886,306)	(1,570,968)
Accumulated other comprehensive loss	(70,365)	(69,126)

Total shareholder’s equity (deficit)	504,347	(157,810)

Total liabilities and shareholder’s equity (deficit)	$17,657,332	$17,052,043

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2009
Revenue	$598,512	$617,888
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	92,954	86,772
Selling, general and administrative	51,271	56,339
Depreciation and amortization	217,285	199,991
Losses on derivative financial instruments	36,608	38,820

Total operating expenses	398,118	381,922

Income from operations	200,394	235,966
Interest expense, net	368,339	337,504
Loss on early extinguishment of debt	—	(103)
Other income (expense), net	(11,330)	3,381

Loss before income taxes	(179,275)	(98,260)
Provision for (benefit from) income taxes	16	(3,476)

Net loss	(179,291)	(94,784)
Net loss attributable to noncontrolling interest	—	508

Net loss attributable to Intelsat, Ltd.	$(179,291)	$(94,276)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to September 30, 2008	Nine Months Ended September 30, 2009
Revenue	$190,261	$1,565,851	$1,892,219
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	25,683	229,685	297,576
Selling, general and administrative	18,485	132,010	172,975
Depreciation and amortization	64,157	578,523	611,079
Transaction costs	313,102	—	—
Impairment of asset value	—	63,644	499,100
(Gains) losses on derivative financial instruments	11,431	(31,251)	(5,303)

Total operating expenses	432,858	972,611	1,575,427

Income (loss) from operations	(242,597)	593,240	316,792
Interest expense, net	80,275	929,687	1,027,837
Loss on early extinguishment of debt	—	—	(14,979)
Other income (expense), net	535	(5,947)	9,579

Loss before income taxes	(322,337)	(342,394)	(716,445)
Provision for (benefit from) income taxes	(10,476)	19,684	(31,327)

Net loss	(311,861)	(362,078)	(685,118)
Net loss attributable to noncontrolling interest	—	—	456

Net loss attributable to Intelsat, Ltd.	$(311,861)	$(362,078)	$(684,662)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT, LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor Entity	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to September 30, 2008	Nine Months Ended September 30, 2009
Cash flows from operating activities:
Net loss attributable to Intelsat, Ltd.	$(311,861)	$(362,078)	$(684,662)
Adjustments to reconcile net loss attributable to Intelsat, Ltd. to net cash provided by operating activities:
Depreciation and amortization	64,157	578,523	611,079
Impairment of asset value	—	63,644	499,100
Provision for doubtful accounts	3,922	(9,209)	5,696
Foreign currency transaction gain	(137)	(1,887)	(4,804)
Loss on disposal of assets	—	199	2,561
Share-based compensation expense	196,414	3,130	24,037
Deferred income taxes	(16,668)	(2,031)	(55,295)
Amortization of discount, premium, issuance costs and other non-cash items	6,494	161,163	93,226
Interest paid-in-kind	—	140,678	226,956
Loss on early extinguishment of debt	—	—	14,496
Share in (gain) loss of unconsolidated affiliates	—	17,262	(388)
Unrealized (gains) losses on derivative financial instruments	11,748	(47,279)	(64,478)
Other non-cash items	108	335	(294)
Changes in operating assets and liabilities net of effect of acquisition:
Receivables	358	12,751	(19,789)
Prepaid expenses and other assets	(25,270)	8,996	17,952
Accounts payable and accrued liabilities	70,704	72,790	(124,784)
Deferred revenue	14,342	32,487	26,226
Accrued retirement benefits	78	969	3,372
Other long-term liabilities	5,230	(2,565)	(20,905)

Net cash provided by operating activities	19,619	667,878	549,302

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(24,701)	(279,311)	(456,035)
Proceeds from sale of other property and equipment	—	—	686
Capital contributions to unconsolidated affiliates	—	(27,280)	(12,210)
Other investing activities	—	8,103	5,437

Net cash used in investing activities	(24,701)	(298,488)	(462,122)

Cash flows from financing activities:
Repayments of long-term debt	(168,847)	(6,253,931)	(424,184)
Loan proceeds received (repaid) from/to Intelsat Holdings	—	34,000	(34,000)
Proceeds from issuance of long-term debt	—	5,012,783	429,195
Proceeds from revolving credit facility	150,000	241,221	—
Debt issuance costs	—	(121,729)	(7,331)
Repayments of funding of capital expenditures by customer	—	(30,862)	—
Payment of premium on early retirement of debt	—	(88,104)	—
Principal payments on deferred satellite performance incentives	(1,333)	(18,579)	(19,569)
Principal payments on capital lease obligations	(2,124)	(4,594)	(1,763)

Net cash used in financing activities	(22,304)	(1,229,795)	(57,652)

Effect of exchange rate changes on cash and cash equivalents	137	1,887	4,804

Net change in cash and cash equivalents	(27,249)	(858,518)	34,332
Cash and cash equivalents, beginning of period	426,569	1,514,637	470,211

Cash and cash equivalents, end of period	$399,320	$656,119	$504,543

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$119,399	$501,316	$803,269
Income taxes paid	4,028	29,903	43,279
Supplemental disclosure of non-cash investing activities:
Accrued capital expenditures	$13,363	$35,668	$60,108
Put option derivatives	—	—	11,708

Note:	The increase in cash and cash equivalents between the predecessor entity ending balance for the period January 1, 2008 to January 31, 2008 and the successor entity opening balance is due to approximately $1.1 billion in cash received in connection with the closing of the New Sponsors Acquisition Transactions.

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2009

Note 1    General

Basis of Presentation

The accompanying condensed consolidated financial statements of Intelsat, Ltd. and its subsidiaries (“Intelsat,” “we,” “us” or “our”) have not been audited, but are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. References to U.S. GAAP issued by the Financial Accounting Standards Board (“FASB”) in these footnotes are to the FASB Accounting Standards Codification (the “Codification”). The unaudited condensed consolidated financial statements include all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of these financial statements. The results of operations for the periods presented are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 on file with the Securities and Exchange Commission. Intelsat is a wholly-owned subsidiary of Intelsat Holdings, Ltd. (“Intelsat Holdings”). In accordance with the recently revised Subsequent Events topic of the Codification, we have evaluated subsequent events after the balance sheet date of September 30, 2009 through November 9, 2009, the date on which the financial statements were issued, and material subsequent events are discussed in Note 15—Subsequent Events.

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

Our condensed consolidated financial statements for the period January 1, 2008 to January 31, 2008 represent the “predecessor” entity. The period February 1, 2008 to September 30, 2008 and the nine months ended September 30, 2009 represent the “successor” entity. As a result of the application of purchase accounting, the condensed consolidated financial statements of the predecessor entity are not comparable with the condensed consolidated financial statements of the successor entity, because they are, in effect, those of a new entity.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Examples of estimates include the determination of fair value with respect to certain assets acquired and liabilities assumed in the New Sponsors Acquisition, the allowance for doubtful accounts, pension and postretirement benefits, the fair value of our derivative instruments, the fair value of the redeemable noncontrolling interest, the fair value of share-based and other compensation awards, income taxes, useful lives of satellites, intangible assets and other property and equipment, the recoverability of goodwill and the fair value of non-amortizable intangible assets. Changes in such estimates may affect amounts reported in future periods.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update No. 2009-1 105, Generally Accepted Accounting Principles (“Topic 105”), which establishes the Codification as the official single source of authoritative U.S. GAAP, superseding existing literature issued by the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”) and related literature. The Codification became effective for interim and annual periods ending on or after September 15, 2009, after which only one level of authoritative U.S. GAAP exists and all other literature is considered non-authoritative. The Codification does not change existing U.S. GAAP. The Codification is effective for our third quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. Pursuant to the provisions of Topic 105, we have updated references to U.S. GAAP in our financial statements issued for the period ended September 30, 2009. The adoption of Topic 105 did not impact our financial position or results of operations.

Accounting pronouncements issued prior to the Codification will continue to be referenced by their original issuance reference for consistency with prior period filings. We have also provided the Codification topic into which the accounting guidance has been incorporated subsequent to its original issuance.

In September 2009, the FASB amended the Revenue Recognition—Multiple Element Arrangements topic of the Codification. Currently, the absence of vendor specific objective evidence (“VSOE”) or third party evidence (“TPE”) of the fair value of the undelivered item(s) in an arrangement with multiple deliverables is one of the most common reasons entities are unable to recognize revenue on items that have been delivered. The amendment modifies the fair value requirements by providing an alternative for establishing fair value of a deliverable. In instances where VSOE or TPE of the fair value for any of the deliverables in an arrangement is unavailable, the entity may develop a best estimate of the selling price for those deliverables and allocate the arrangement consideration using the relative selling price method. Application of the residual method of allocating an arrangement fee between delivered and undelivered elements will no longer be permitted. Additionally, entities will be required to disclose more information about their multiple-element revenue

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

arrangements. This amendment will be effective and applied prospectively to all revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. We are currently evaluating the requirements of this amendment and the impact, if any, to our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140 (“SFAS No. 166”). Subsequent to the issuance of this accounting pronouncement, SFAS No. 166 has been incorporated into the Codification under the Transfers and Servicing topic, which establishes accounting and reporting standards for transfers and servicing of financial assets. SFAS No. 166 is intended to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial statements related to a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 will be effective at the start of the first annual reporting period beginning after November 15, 2009. We are currently evaluating the requirements of SFAS No. 166 and the impact, if any, to our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). Subsequent to the issuance of this accounting pronouncement, SFAS No. 167 has been incorporated into the Codification under the Consolidations topic. SFAS No. 167 is intended to address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”), as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166 and constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under FIN 46(R) do not always provide timely and useful information about an entity’s involvement in a variable interest entity. SFAS No. 167 will be effective at the start of the first annual reporting period beginning after November 15, 2009. We are currently evaluating the requirements of SFAS No. 167 and the impact, if any, to our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP No. FAS 132(R)-1”). Subsequent to the issuance of this accounting pronouncement, this FSP has been incorporated into the Codification under the Compensation—Retirement Benefits topic. FSP No. FAS 132(R)-1 provides additional disclosure requirements for the plan assets of a defined benefit pension or other postretirement plan. FSP No. FAS 132(R)-1 requires employers of public and nonpublic entities to disclose additional information detailing how investment allocation decisions are made, the major categories of plan assets including concentration of risk and fair value measurements and the fair value techniques used to measure the plan assets. The disclosure requirements are effective for years ending after December 15, 2009. We plan to adopt FSP No. FAS 132(R)-1 and provide the additional disclosure requirements in our Annual Report on Form 10-K for the year ending December 31, 2009.

Note 2    Fair Value Measurements

The Fair Value Measurements and Disclosure topic of the Codification defines fair value, establishes a market-based framework or hierarchy for measuring fair value and provides for certain required disclosures about fair value measurements. The guidance within the Fair Value Measurements and Disclosure topic of the Codification is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

The fair value hierarchy prioritizes the inputs used in valuation techniques into three levels as follows:

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

The following table presents assets and liabilities measured and recorded at fair value in our condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy (in thousands):

Description	As of September 30, 2009	Fair Value Measurements at September 30, 2009
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$5,617	$5,617	$—	$—
Undesignated interest rate swaps	18,301	—	18,301	—

Total assets	$23,918	$5,617	$18,301	$—

Liabilities
Undesignated interest rate swaps	$139,588	$—	$139,588	$—
Embedded derivative	11,708	—	—	11,708
Redeemable noncontrolling interest (1)	7,058	—	—	7,058

Total liabilities	$158,354	$—	$139,588	$18,766

(1)	Redeemable noncontrolling interest is classified as mezzanine equity in the accompanying condensed consolidated balance sheet.

The following table presents the activity for those items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in the Fair Value Measurements and Disclosure topic of the Codification for the nine months ended September 30, 2009 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Redeemable Noncontrolling Interest	Embedded Derivative	Total
Balance at December 31, 2008	$4,500	$—	$4,500
Purchases, issuances and settlements	—	36,040	36,040
Net Income attributable to noncontrolling interest	60	—	60

Balance at March 31, 2009	4,560	36,040	40,600
Mark to market valuation adjustment	874	(21,319)	(20,445)
Net Loss attributable to noncontrolling interest	(8)	—	(8)

Balance at June 30, 2009	5,426	14,721	20,147
Mark to market valuation adjustment	2,140	(3,013)	(873)
Net Loss attributable to noncontrolling interest	(508)	—	(508)

Balance at September 30, 2009	$7,058	$11,708	$18,766

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

In accordance with the guidance provided in the Distinguishing Liabilities from Equity topic of the Codification regarding the classification and measurement of redeemable securities, we mark to market the fair value of the noncontrolling interest in our joint venture investment, a majority owned subsidiary, at each reporting period. We performed a fair value analysis of the noncontrolling interest related to our 74.9% indirect ownership interest in New Dawn Satellite Company, Ltd. (“New Dawn”) as of September 30, 2009, and this resulted in an increase in the noncontrolling interest of $1.6 million. The fair value was determined using unobservable inputs (see Note 6 (c)—Investments—New Dawn).

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, such items are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as if there is evidence of impairment. During the nine months ended September 30, 2009, our rights to operate at orbital locations were written down to the estimated fair value of $2.4 billion, from the aggregate carrying value of $2.9 billion as of December 31, 2008, due to an impairment identified during the first quarter of 2009. The fair value of the orbital locations was determined using unobservable inputs (see Note 7—Goodwill and Other Intangible Assets).

Note 3    Share-Based and Other Compensation Plans

(a) 2005 Share Plan

(i) Restricted Shares

The board of directors of Intelsat Holdings adopted the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”) with an effective date of January 28, 2005. Of the shares awarded under the 2005 Share Plan, a portion were time vesting shares and a portion of the shares awarded were performance shares that were to vest upon the meeting of certain performance criteria. Upon consummation of the New Sponsors Acquisition on February 4, 2008, all outstanding performance-based restricted shares and a portion of the time vesting shares under the 2005 Share Plan vested. Vested restricted shares (including time and performance vesting shares) were purchased by the New Sponsors at approximately $400 per share (the per share price specified in the BC Share Purchase Agreement). In connection with the vesting of these awards upon the consummation of the acquisition, we recorded compensation expense of $148.9 million in the predecessor period January 1, 2008 to January 31, 2008. In connection with the New Sponsors Acquisition, each unvested restricted share of Intelsat Holdings was exchanged for approximately four unvested restricted shares of Intelsat Global.

(ii) Share-Based Compensation Arrangements

During 2006 and 2007, Intelsat Holdings entered into share-based compensation arrangements (“SCAs”) with selected employees of Intelsat Holdings and its direct and indirect subsidiaries under the 2005 Share Plan, which permitted such employees to purchase Intelsat Holdings common shares. These SCAs vested over time and were subject to continued employment through each applicable vesting date. The vesting of these SCAs was to accelerate in the event of the occurrence of both a change in control and a termination without cause (each as defined in the 2005 Share Plan) of the relevant employee. Any outstanding but unexercised SCAs could be cancelled at any time after termination of employment. Shares issued as a result of the exercise of SCAs could be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enabled Intelsat Holdings to recover the shares without transferring any appreciation in value if the employee were to terminate voluntarily, the SCAs were not deemed to be granted under the guidance provided by the Stock Compensation topic of the Codification. The repurchase features provided that if an employee were to be terminated without cause or upon death or disability, Intelsat Holdings would have the right for two years to repurchase any vested shares at fair value as determined on the termination date.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

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

(b) 2008 Share Plan

On May 6, 2009, the board of directors of Intelsat Global adopted the amended and restated Intelsat Global, Ltd. 2008 Share Incentive Plan (the “2008 Share Plan”). The 2008 Share Plan provides for a variety of equity-based awards with respect to Class A common shares, par value U.S. $0.001 per share (the “Class A Shares”), and Class B common shares, par value U.S. $0.001 per share (the “Class B Shares” and, together with the Class A Shares, the “Common Shares”), including non-qualified share options, incentive share options (within the meaning of Section 422 of the United States Internal Revenue Service Tax Code), restricted share awards, restricted share unit awards, share appreciation rights, phantom share awards and performance-based awards.

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

(i) Rollover Shares

In connection with the adoption of the 2008 Share Plan, 293,926 Class A Shares previously granted pursuant to the 2005 Share Plan, of which 228,976 Class A Shares had been awarded to certain executive officers under employment agreements, became subject to new Class A restricted share agreements and the provisions of the 2008 Share Plan. These rollover shares continue to be classified as a liability of Intelsat Global due to certain repurchase features in the 2008 Share Plan and the new Class A restricted share agreements. The rollover shares continued to vest in the same increments and on the same vesting dates as were applicable prior to the closing of the New Sponsors Acquisition. During the successor period February 1, 2008 to September 30, 2008, the three months ended September 30, 2009 and the nine months ended September 30, 2009, we recorded compensation expense of $0.1 million, $1.6 million and $11.2 million, respectively, related to the rollover shares. The non-vested restricted shares had a remaining weighted average vesting period of 4 months as of September 30, 2009.

(ii) Rollover Options

In connection with the adoption of the 2008 Share Plan, the unvested SCAs of Intelsat Holdings that had been rolled over into SCAs of Intelsat Global became subject to new option agreements and the provisions of the 2008 Share Plan. As a result, the SCAs were no longer subject to the same repurchase features that had applied previously, and the SCAs were deemed a grant of options to purchase Intelsat Global Class A Shares under the guidance provided by the Stock Compensation topic of the Codification.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

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

We recorded compensation expense for the time vesting restricted options over the vesting period based on the intrinsic value which equaled the fair value of the underlying Class A Shares at the date of the grant, $48.74 per share, less the exercise price of $25 per share. Since awards made consisted of options to purchase shares of our indirect parent, Intelsat Global, compensation costs for vested awards and the cost to repurchase options were reflected as capital contributions in the form of liabilities assumed by parent. Due to certain repurchase features in the 2008 Share Plan and the underlying agreements, the options to purchase shares are classified as a liability of Intelsat Global. We recognized $0.5 million and $3.3 million as compensation expense for these restricted share grants during the three and nine months ended September 30, 2009, respectively.

(iii) Class B Share Grants

In connection with the adoption of the 2008 Share Plan, 900,249 Class B Shares were awarded to employees of Intelsat Global and its subsidiaries. These shares are subject to transfer, vesting and other restrictions set forth in the applicable Class B restricted share agreements, as described below.

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

In the event of a change in control, as defined in the 2008 Share Plan, the Executive Officer Class B Time-Vesting Shares become fully vested, and the Executive Officer Class B Performance Shares vest if certain principal shareholders of Intelsat Global, as defined in the applicable agreements (the “Principal Shareholders”), receive a three times multiple on their investment (four times if the change in control occurs after February 4, 2015). In the event the executive officer dies or becomes disabled, such individual’s Executive Officer Class B Time-Vesting Shares become fully vested and such individual’s Executive Officer Class B Performance Shares cease vesting and unvested shares are forfeited, unless, within six months following such termination, an initial public offering occurs or Intelsat Global enters into a definitive agreement resulting in a change in control, in which case the unvested shares will be eligible to become vested as if a change in control had occurred immediately prior to termination (the “Executive Officer Transaction Vesting Protection”). In the event the executive officer is terminated without cause or

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

resigns for good reason (in either case as defined in the executive officer’s employment agreement) such individual’s Executive Officer Transaction Vesting Protection applies to both such individual’s Executive Officer Class B Time-Vesting Shares and such individual’s Executive Officer Class B Performance Shares, and if such termination occurs after certain service period obligations are met, 50% of such individual’s unvested Executive Officer Class B Time-Vesting Shares vest. In the event the executive officer breaches any covenants contained in the applicable employment agreements, such individual will be required to repay Intelsat Global for all Class B Shares which vested during the twelve months preceding the breach of the covenant.

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

We recorded compensation expense for all restricted Class B shares over the vesting period based on the intrinsic value (which equaled fair value) at the date of the grant of $10.73 per share, although a different fair market value might apply to the repurchase terms of the awards applicable to an employee termination without cause. Since awards made consisted of shares of our indirect parent, Intelsat Global, compensation costs for vested awards and the cost to repurchase shares were reflected as capital contributions in the form of liabilities assumed by parent. Due to certain repurchase features in the 2008 Share Plan and the terms of applicable restricted share agreements, these restricted Class B Share grants were classified as a liability of Intelsat Global. We recognized $0.9 million and $4.2 million as compensation expense for these restricted Class B Share grants during the three and nine months ended September 30, 2009, respectively.

(iv) Class A Share Option Grants and SCAs

In connection with the adoption of the 2008 Share Plan, 707,351 Intelsat Global Class A SCAs were awarded to employees of Intelsat Global and its subsidiaries under SCAs at an exercise price of $100 per share

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

(the “New 2008 SCAs”), and 377,795 Class A Share options were awarded to certain of our executive officers under option agreements at an exercise price of $100 per share. These awards are subject to transfer, vesting and other restrictions set forth in the various agreements, as described below.

Class A Share Option Grants to Certain Executive Officers

These options will vest with respect to 206,070 Class A Shares based upon the achievement of certain adjusted EBITDA and revenue goals for 2010, 2011 and 2012, as defined in the applicable agreements, subject to catch-up vesting upon achievement of targets in later years or if the Principal Shareholders receive a three times multiple on their investment (four times if the change in control occurs after February 4, 2015) in connection with a change in control. Upon the occurrence of a change in control or other realization event for the Principal Shareholders, the options will vest ratably with respect to an additional 171,725 Class A Shares based upon a sliding scale of return on the Principal Shareholders’ investment from 3.3 times to 4.1 times. The options generally expire on the earliest to occur of: (i) February 4, 2018, (ii) 90 days following resignation without good reason, (iii) one year following termination without cause or for good reason or upon death or disability and (iv) the date of termination for cause. The options are subject to Executive Officer Transaction Vesting Protection following a termination due to death or disability, a termination without cause or a resignation for good reason. Additionally, in the event that the executive officer is terminated without cause or resigns for good reason following certain specified corporate transactions, the option will vest as if a change in control had occurred immediately prior to termination. The Class A Shares acquired upon exercise of the options are subject to repurchase rights similar to the rights specified in the executive officer’s Class B restricted share agreement. In the event the executive officer breaches any covenants contained in the executive officer’s employment agreement, such individual will be required to repay Intelsat Global an amount equal to the number of shares acquired pursuant to the option during the twelve months preceding the breach of the covenants, multiplied by the excess of the fair market value of the shares over the exercise price paid. These awards were deemed a grant of options to purchase Intelsat Global common shares under the guidance provided by the Stock Compensation topic of the Codification.

Class A SCAs for All Other Employees

Approximately 55% of the shares subject to the New 2008 SCAs will vest based upon the achievement of certain adjusted EBITDA and revenue goals for 2010, 2011 and 2012 (and 2013 for individuals hired after the first quarter of 2008), as defined in the applicable agreements, subject to catch-up vesting in certain circumstances, including upon achievement of targets in later years or if the Principal Shareholders receive a three times multiple on their investment (four times if the change in control occurs after February 4, 2015) in connection with a change in control, as defined. Approximately 45% of the shares subject to the New 2008 SCAs will vest upon the occurrence of a change in control or other realization event based upon a sliding scale of return on the Principal Shareholders’ investment from 3.3 times to 4.1 times. The New 2008 SCAs generally expire on the earliest to occur of: (i) February 4, 2018, (ii) 90 days following termination of employment, other than as a result of death or disability, (iii) one year following termination upon death or disability and (iv) the date of termination for cause. Class A Shares acquired upon exercise of the New 2008 SCAs are subject to repurchase rights of Intelsat Global similar to the rights specified in the agreements governing the restricted Class B Share grants. The New 2008 SCAs also contain restrictive covenants similar to those contained in the agreements governing the restricted Class B Share grants.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

Any Class A Shares held by employees as a result of the exercise of the New 2008 SCAs can be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enable Intelsat Global to recover the shares without transferring any appreciation in value if the employee were to terminate voluntarily, the New 2008 SCAs were not deemed to be granted. The repurchase features provide that if an employee were to be terminated without cause or upon death or disability, Intelsat Global would have the right for two years to repurchase any vested shares issued upon exercise of the New 2008 SCAs at fair value as determined on the termination date.

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

Included in accumulated other comprehensive loss at September 30, 2009 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $1.5 million ($1.0 million, net of tax) and unrecognized actuarial losses of $108.6 million ($68.8 million, net of tax).

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

Net periodic pension benefit costs included the following components (in thousands):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2009	Predecessor Entity	Successor Entity
			Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to September 30, 2008	Nine Months Ended September 30, 2009
Service cost	$621	$694	$217	$1,656	$2,081
Interest cost	5,064	5,176	1,621	13,504	15,529
Expected return on plan assets	(5,775)	(5,143)	(2,014)	(15,400)	(15,429)
Amortization of unrecognized prior service cost	—	(43)	(26)	—	(129)
Amortization of unrecognized net loss	—	—	18	—	—

Net periodic (benefit) costs	$(90)	$684	$(184)	$(240)	$2,052

Net periodic other postretirement benefit costs included the following components (in thousands):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2009	Predecessor Entity	Successor Entity
			Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to September 30, 2008	Nine Months Ended September 30, 2009
Service cost	$232	$195	$83	$619	$586
Interest cost	1,246	1,202	387	3,323	3,607
Amortization of unrecognized prior service cost	—	—	10	—	—
Amortization of unrecognized net gain	—	—	(24)	—	—

Total costs	$1,478	$1,397	$456	$3,942	$4,193

(b) Other Retirement Plans

We maintain two defined contribution retirement plans, qualified under the provisions of Section 401(k) of the Internal Revenue Code, for our employees in the United States. One plan is for Intelsat employees who were hired before July 19, 2001 or otherwise participate in the Supplemental Retirement Income Plan (the “SRIP”) and the other plan is for Intelsat employees hired on or after July 19, 2001, the Retirement Savings Plan (the “RSP”). Each employee participating in the SRIP or RSP is eligible to contribute, on a tax deferred basis and on an after-tax basis, up to 100% of eligible earnings, subject to regulatory limits. We match 50% of employee contributions up to 2% of eligible earnings for participants in the SRIP, and 100% of employee contributions up to 5% of eligible earnings for participants in the RSP. Additionally, we provide a discretionary contribution based on performance against pre-defined metrics of between 0% and 4% of eligible earnings for employees participating in the SRIP or the RSP and a fixed contribution of 2% of eligible earnings for participants in the RSP, all subject to regulatory limits. We recognized compensation expense for these plans of $0.5 million, $5.7 million and $6.7 million for the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to September 30, 2008 and the nine months ended September 30, 2009, respectively. We also maintain other defined contribution retirement plans in several non-U.S. jurisdictions, but such plans are not material to our financial position, results of operations or cash flows.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

Note 5    Satellites and Other Property and Equipment

Satellites and other property and equipment, net were comprised of the following (in thousands):

	As of December 31, 2008	As of September 30, 2009
Satellites and launch vehicles	$5,372,439	$5,898,540
Information systems and ground segment	332,750	352,964
Buildings and other	264,907	268,144

Total cost	5,970,096	6,519,648
Less: accumulated depreciation	(630,425)	(1,097,160)

Total	$5,339,671	$5,422,488

Satellites and other property and equipment, net as of December 31, 2008 and September 30, 2009 included construction-in-progress of $538.5 million and $1,089.4 million, respectively. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $4.7 million, $46.1 million and $52.9 million were capitalized in the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to September 30, 2008 and the nine months ended September 30, 2009, respectively.

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

In August 2009, we purchased from Israel Aerospace Industries Ltd. its Amos-1 satellite, which is currently in inclined orbit, plus related ground assets. The satellite, with nine Ku-band transponders, had an estimated remaining useful life of 4.4 years, and was purchased together with ground assets for $14.0 million, of which $7.0 million was paid at closing. As of September 30, 2009, the remaining $7.0 million was payable over the next two years. This satellite, which we renamed IS-24, is expected to begin providing service in November 2009.

Note 6    Investments

(a) WildBlue Communications, Inc.

We have an ownership interest of approximately 28% in WildBlue Communications, Inc. (“WildBlue”), a company offering broadband Internet access services in the continental United States via Ka-band satellite capacity. We account for our investment using the equity method of accounting. Because of a history of operating and on-going losses at WildBlue, the investment was determined to have a new basis of zero in connection with the allocation of the purchase price from the New Sponsors Acquisition at February 1, 2008. As of September 30, 2008 and 2009, our cumulative losses exceeded the investment, and as a result, the investment balance remained at zero and no additional losses from WildBlue were recognized.

On September 30, 2009, WildBlue entered into a definitive agreement with a wholly-owned subsidiary of Viasat Inc., pursuant to which we expect to dispose of our ownership interest in WildBlue in exchange for newly issued shares of Viasat Inc. common stock or, under certain circumstances, cash or promissory notes from Viasat Inc. The transaction is subject to customary regulatory and other conditions and is expected to close by early 2010.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

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

Horizons-1 owns and operates the Ku-band portion of the Horizons-1 satellite in the fixed satellite services sector, offering service to customers in the Asia-Pacific region. We have a 50% ownership interest in Horizons-1, an investment which is accounted for under the equity method of accounting. Our share of the results of Horizons-1 is included in other income (expense), net in the accompanying condensed consolidated statements of operations and was income of $0.02 million, $0.1 million and $0.1 million for the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to September 30, 2008 and the nine months ended September 30, 2009, respectively. The investment balance of $15.7 million and $13.3 million as of December 31, 2008 and September 30, 2009, respectively, was included within other assets in the accompanying condensed consolidated balance sheets.

During the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to September 30, 2008 and the nine months ended September 30, 2009, we recorded expenses of $0.3 million, $2.5 million and $2.8 million, respectively, in relation to the utilization of Ku-band satellite capacity from Horizons-1. Additionally, we provide tracking, telemetry and control (“TT&C”) and administrative services for the Horizons-1 satellite. We recorded revenue for these services of $0.1 million, $0.4 million and $0.5 million during the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to September 30, 2008 and the nine months ended September 30, 2009, respectively.

We also have a revenue share agreement with JSAT related to services sold on the Horizons-1 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. As a result of this agreement, we reduced revenue by $1.1 million, $10.1 million and $11.3 million for the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to September 30, 2008 and the nine months ended September 30, 2009, respectively. The payable due to JSAT was $2.0 million and $3.0 million as of December 31, 2008 and September 30, 2009, respectively.

On August 1, 2005, Intelsat Corporation (“Intelsat Corp”), our indirect wholly-owned subsidiary, formed a second satellite joint investment with JSAT to build and launch a Ku-band satellite, Horizons-2. The Horizons-2 satellite was launched in December 2007 and placed into service in February 2008. Our investment is being accounted for using the equity method of accounting. The total future joint investment in Horizons-2 is expected to be $127.8 million as of September 30, 2009, of which each of the joint venture partners is required to fund their 50% share. Our share of the results of Horizons-2 is included in other income (expense), net in the accompanying condensed consolidated statements of operations and was income of $0.2 million and $0.3 million for the successor period February 1, 2008 to September 30, 2008 and the nine months ended September 30, 2009, respectively. As of December 31, 2008 and September 30, 2009, the investment balance of $79.2 million and $76.6 million, respectively, was included within other assets in the accompanying condensed consolidated balance sheets.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $6.1 million during both the combined nine months ended September 30, 2008 and the nine months ended September 30, 2009. We have entered into a security and pledge agreement with a third-party lender and, pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee. We have recorded a liability of $12.2 million within accrued liabilities as of both December 31, 2008 and September 30, 2009, and a liability of $61.0 million and $48.8 million within other long-term liabilities as of December 31, 2008 and September 30, 2009, respectively, in the accompanying condensed consolidated balance sheets.

We provide TT&C and administrative services for the Horizons-2 satellite. We did not receive any revenue for these services during the predecessor period January 1, 2008 to January 31, 2008. We recorded revenue for these services of $0.5 million and $0.6 million during the successor period February 1, 2008 to September 30, 2008 and the nine months ended September 30, 2009, respectively. During the successor period February 1, 2008 to September 30, 2008 and the nine months ended September 30, 2009, we recorded expenses of $5.0 million and $5.3 million, respectively, in relation to the utilization of satellite capacity for the Horizons-2 satellite.

We also have a revenue share agreement with JSAT related to services sold on the Horizons-2 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. As a result of this agreement, we reduced revenue by $4.6 million and $7.2 million for the successor period February 1, 2008 to September 30, 2008 and the nine months ended September 30, 2009, respectively. The amount payable to JSAT was $2.2 million and $1.8 million as of December 31, 2008 and September 30, 2009, respectively.

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

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

as well as TT&C services for the new satellite. In addition, for a fee of $15.0 million together with assumption of continuing payment obligations, we assigned New Dawn a launch service contract to provide for the launch of the Intelsat New Dawn satellite.

Convergence Partners has at its option the ability to require Intelsat to buy its ownership interest at fair value subsequent to the operations of New Dawn’s assets for a period as defined in the New Dawn Project Agreement. As a result of this option, as of each balance sheet date, we have reflected within mezzanine equity the estimated amount that we would pay to Convergence Partners as if the option was exercised. This amount reflects the fair value analysis we performed at September 30, 2009, which resulted in a $3.0 million increase in the fair value. The $3.0 million change in fair value is shown as a reduction in our paid-in capital at September 30, 2009. We have assessed the significance of the Level 3 inputs to the overall valuation and have concluded that the valuation in its entirety is classified in Level 3 of the fair value hierarchy (see Note 2—Fair Value Measurements).

As of September 30, 2009, we consolidated New Dawn within our condensed consolidated financial statements, net of appropriate eliminating entries. Additionally, we accounted for the percentage interest in New Dawn owned by Convergence Partners as a noncontrolling interest. We recorded the transaction in accordance with the guidance provided under the Distinguishing Liabilities from Equity topic of the Codification specifically related to the classification and measurement of redeemable securities during the first quarter of 2009 and, as a result of the application of EITF Topic D-98, this did not have an impact on the classification of the noncontrolling interest on the balance sheet.

Note 7    Goodwill and Other Intangible Assets

The carrying amounts of goodwill and acquired intangible assets not subject to amortization consist of the following (in thousands):

	As of December 31, 2008	As of September 30, 2009
Goodwill	$6,774,334	$6,774,334
Trade name	70,400	70,400
Orbital locations	2,886,800	2,387,700

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

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

We account for goodwill and other non-amortizable intangible assets in accordance with the guidance provided under the Intangibles—Goodwill and Other topic of the Codification and have deemed these assets to have indefinite lives. Therefore, these assets are not amortized but are tested on an annual basis for impairment during the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. During the first quarter of 2009, the credit markets continued to experience difficulties, with new debt issuances being priced at significantly higher effective interest rates as compared to the pricing of debt issuances completed in prior periods. The higher effective interest rates reflected, in our view, higher discounts being applied in the valuation of companies generally, and were therefore considered by us to be an indicator of potential impairment to the fair value of our right to operate at orbital locations. The higher interest rates resulted in an increase to our weighted average cost of capital, and led to our recognizing a non-cash impairment charge of $499.1 million in the first quarter of 2009.

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consist of the following (in thousands):

	As of December 31, 2008			As of September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$743,760	$(146,745)	$597,015	$743,760	$(239,865)	$503,895
Customer relationships	534,030	(8,266)	525,764	534,030	(23,341)	510,689
Technology	2,700	(1,204)	1,496	2,700	(2,413)	287

Total	$1,280,490	$(156,215)	$1,124,275	$1,280,490	$(265,619)	$1,014,871

Intangible assets are amortized based on the expected pattern of consumption. We recorded amortization expense of $7.8 million, $113.6 million and $109.4 million for the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to September 30, 2008 and the nine months ended September 30, 2009, respectively.

In the first quarter of 2009, the FASB revised the Intangibles—Goodwill and Other topic of the Codification to provide additional guidance for determining the useful life of intangible assets. The revised guidance provides that we are required to disclose on an interim and annual basis our policy related to the renewal or extension of the term of our intangible assets. Our policy is to expense all costs incurred to renew or extend the terms of our intangible assets. The renewal expenses for both the three and nine months ended September 30, 2009 were immaterial to our results of operations.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

Note 8    Long-Term Debt

The carrying amounts and fair values of our notes payable and long-term debt were as follows (in thousands):

	As of December 31, 2008		As of September 30, 2009
	Amount	Fair Value	Amount	Fair Value
Intelsat, Ltd.:
6.5% Senior Notes due November 2013	$700,000	$364,000	$353,550	$328,802
Unamortized discount on 6.5% Senior Notes	(215,885)	—	(96,990)	—
7.625% Senior Notes due April 2012	600,000	369,600	485,841	473,695
Unamortized discount on 7.625% Senior Notes	(118,883)	—	(78,365)	—

Total Intelsat, Ltd. obligations	965,232	733,600	664,036	802,497

Intelsat Bermuda:
11.25% Senior Notes due February 2017	2,805,000	1,654,950	2,805,000	2,790,975
11.5% / 12.5% Senior PIK Election Notes due February 2017	2,258,815	1,061,643	2,549,991	2,371,491

Total Intelsat Bermuda obligations	5,063,815	2,716,593	5,354,991	5,162,466

Intelsat Jackson:
11.25% Senior Notes due June 2016	1,048,220	921,385	1,048,220	1,129,457
Unamortized premium on 11.25% Senior Notes	6,184	—	5,767	—
11.5% Senior Notes due June 2016	284,595	224,830	284,595	298,825
9.5% Senior Notes due June 2016	701,913	642,952	701,913	737,009
9.25% Senior Notes due June 2016	55,035	49,862	55,035	56,686
Senior Unsecured Credit Facilities due February 2014	195,152	121,970	195,152	172,281
New Senior Unsecured Credit Facilities due February 2014	810,876	506,798	810,876	715,841
Note payable to Intelsat Holdings, Ltd.	34,000	34,000	—	—

Total Intelsat Jackson obligations	3,135,975	2,501,797	3,101,558	3,110,099

Intermediate Holdco:
9.25% Senior Discount Notes due February 2015	4,125	3,119	4,415	4,393
9.5% Senior Discount Notes due February 2015	435,072	328,914	466,479	464,147

Total Intermediate Holdco obligations	439,197	332,033	470,894	468,540

Intelsat Sub Holdco:
8.25% Senior Notes due January 2013	400	368	—	—
8.5% Senior Notes due January 2013	883,346	813,562	883,346	892,179
8.625% Senior Notes due January 2015	430	390	—	—
8.875% Senior Notes due January 2015	681,012	616,997	681,012	698,037
Senior Secured Credit Facilities due July 2013	337,855	269,608	335,270	320,316
8.875% Senior Notes due January 2015, Series B	—	—	400,000	410,000
Unamortized discount on 8.875% Senior Notes	—	—	(76,203)	—
Capital lease obligations	2,050	2,050	286	286
7% Note payable to Lockheed Martin Corporation	10,000	10,000	5,000	5,000

Total Intelsat Sub Holdco obligations	1,915,093	1,712,975	2,228,711	2,325,818

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

	As of December 31, 2008		As of September 30, 2009
	Amount	Fair Value	Amount	Fair Value
New Dawn:
Senior Secured Debt Facility	—	—	44,506	44,506
Mezzanine Facility Term Loan	—	—	32,341	32,341

New Dawn obligations	—	—	76,847	76,847

Intelsat Corp:
Senior Secured Credit Facilities due January 2014	1,751,260	1,320,450	1,737,858	1,653,745
Unamortized discount on Senior Secured Credit Facilities	(13,052)	—	(11,367)	—
Senior Secured Credit Facilities due July 2012	275,830	237,214	222,444	213,101
9% Senior Notes due August 2014	1,016	859	—	—
9.25% Senior Notes due August 2014	658,119	556,111	658,119	677,863
9% Senior Notes due January 2016	10	9	—	—
9.25% Senior Notes due June 2016	580,720	526,131	580,720	598,141
6.875% Senior Secured Debentures due January 2028	125,000	72,500	125,000	101,563
Unamortized discount on 6.875% Senior Secured Debentures	(24,882)	—	(24,502)	—

Total Intelsat Corp obligations	3,354,021	2,713,274	3,288,272	3,244,413

Total Intelsat, Ltd. long-term debt	14,873,333	$10,710,272	15,185,309	$15,190,680

Less:
Current portion of capital lease obligations	1,859		286
Current portion of long-term debt	97,499		97,498

Total current portion	99,358		97,785

Total long-term debt, excluding current portion	$14,773,975		$15,087,524

The fair value for publicly traded instruments is determined using quoted market prices and, for non-publicly traded instruments, fair value is based upon composite pricing from a variety of sources, including market leading data providers, market makers, and leading brokerage firms. The fair values of the New Dawn obligations and the note payable to Lockheed Martin Corporation are assumed to equal their respective book values.

2009 Financing Activities

On February 12, 2009, our indirect subsidiary, Intelsat Subsidiary Holding Company, Ltd. (“Intelsat Sub Holdco”), purchased $114.2 million of Intelsat, Ltd.’s outstanding 7 5/8% Senior Notes due 2012 for $93.3 million and $346.5 million of Intelsat, Ltd.’s outstanding 6 1/2% Senior Notes due 2013 for $254.6 million pursuant to a cash tender offer (the “Tender Offer”). On February 12, 2009, Intelsat Sub Holdco completed an offering of $400.0 million aggregate principal amount at maturity of 8 7/8% Senior Notes due 2015, Series B (the “2009 Sub Holdco Notes”), which yielded approximately $348.3 million of net proceeds at issuance (the “2009 Sub Holdco Notes Offering”). The net proceeds of the 2009 Sub Holdco Notes Offering, together with cash on hand, were used to fund the Tender Offer, to pay related fees and expenses and for general corporate purposes. The 2009 Sub Holdco Notes have terms substantially similar to Intelsat Sub Holdco’s outstanding 8 7/8% Senior Notes due 2015 issued in June 2008.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

A loss on early extinguishment of debt was recognized in connection with the Tender Offer. The loss was primarily driven by the difference between the carrying value of the Intelsat, Ltd. notes purchased and the cash paid for the purchase. The value of the Intelsat, Ltd. notes had been adjusted to fair value in connection with the New Sponsors Acquisition as of February 4, 2008.

At the date of issuance of the 2009 Sub Holdco Notes, we determined that these debt instruments contained a contingent put option clause within the host contract, which affords the holders of the notes the option to require the issuer to repurchase such notes at 101% of their principal amount in the event of a change of control, as defined in the indenture governing the notes. In our evaluation of the financing arrangement, we concluded that the contingent put option required bifurcation. We were therefore required to bifurcate the contingent put option and carry it as a derivative liability at fair value. We estimated the fair value of the derivative on the date of inception using a standard valuation technique, which places the most significant emphasis upon the estimated date and probability of a change of control and incorporates the issue price, maturity date and change of control put price. The fair value of the embedded derivative was calculated at $36.0 million upon inception and $11.7 million at September 30, 2009. The allocation of a portion of the proceeds from the debt issuance to the fair value of the embedded derivative resulted in an additional discount to the carrying value of the 2009 Sub Holdco Notes. The additional discount will be amortized in the condensed consolidated statements of operations using the effective interest method over the term of the 2009 Sub Holdco Notes. Additionally, the embedded derivative will be adjusted to fair value at the end of each reporting period with any change in fair value recognized through earnings (see Note 9—Derivative Instruments and Hedging Activities—Put Option Embedded Derivative Instrument).

New Dawn Credit Facilities

On December 5, 2008, New Dawn entered into a $215.0 million secured financing arrangement that consists of a senior and mezzanine term loan facilities. The credit facilities are non-recourse to New Dawn’s shareholders, including us and our wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions. The senior facility provides for a commitment of up to $125.0 million. The interest rate on term loans under the senior facility is the aggregate of the London Interbank Offered Rate (“LIBOR”) plus an applicable margin between 3.0% and 4.0%. The mezzanine facility provides for a commitment of up to $90.0 million. The interest rate on term loans under the mezzanine facility is the aggregate of LIBOR plus an applicable margin between 5.3% and 6.3%. New Dawn is required to pay a commitment fee at a rate per annum of 0.5% on any unused commitments under the credit facilities. During the nine months ended September 30, 2009, New Dawn incurred satellite related capital expenditures of $71.0 million.

Senior Secured Revolving Credit Facilities

No amounts were outstanding under our revolving credit facilities as of September 30, 2009; however, we had aggregate outstanding letters of credit of $22.9 million under the revolver portion of Intelsat Sub Holdco’s senior secured credit facilities and $2.1 million under the revolver portion of Intelsat Corp’s senior secured credit facilities. Intelsat Sub Holdco and Intelsat Corp had $221.0 million (net of standby letters of credit) and $152.2 million (net of standby letters of credit), respectively, of availability remaining under their senior secured credit facilities at that date. Under the terms of the credit agreements governing both Intelsat Sub Holdco’s senior secured credit facilities and Intelsat Corp’s amended and restated senior secured credit facilities, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

indirect parent, Intelsat, Ltd., with a senior secured debt covenant included in the indenture governing Intelsat, Ltd.’s outstanding senior notes. As a result, under certain circumstances, Intelsat Sub Holdco may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Corp has certain amounts outstanding under its revolving credit facility, and Intelsat Corp may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving credit facility.

2009 Redemptions

On July 31, 2009, our indirect subsidiary, Intelsat Sub Holdco, redeemed the approximately $0.4 million principal amount of its outstanding 8 5/ 8% Senior Notes due 2015 and the approximately $0.4 million principal amount of its outstanding 8 1/4% Senior Notes due 2013.

On July 31, 2009, our indirect subsidiary, Intelsat Corp, redeemed the approximately $1.0 million principal amount of its outstanding 9% Senior Notes due 2014 and the approximately $0.01 million principal amount of its outstanding 9% Senior Notes due 2016.

Note 9    Derivative Instruments and Hedging Activities

Interest Rate Swaps

As of September 30, 2009, we held interest rate swaps with an aggregate notional amount of $3.3 billion with maturities ranging from 2010 to 2013. These swaps were entered into as further described below to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities, but have not been designated as hedges for accounting purposes. On a quarterly basis, we receive a floating rate of interest on a $3.0 billion notional amount equal to the three-month LIBOR and pay a fixed rate of interest. Additionally, on a $312.5 million notional amount, we receive a floating rate of interest equal to the one-month LIBOR plus a spread and pay a floating rate of interest equal to the three-month LIBOR.

In July 2009, New Dawn entered into two floating to fixed interest rate swaps to hedge future interest payments on loans under New Dawn’s senior and mezzanine term loan facilities. The first interest rate swap has an effective date of August 4, 2009 with varying notional amounts maturing on July 7, 2011. We receive an interest rate of three-month LIBOR and pay a fixed coupon of 1.55%. Interest payments for each quarterly period are deferred until the maturity date and all the accrued interest will be paid at maturity. The second interest rate swap has an effective date of July 7, 2011, maturing on July 7, 2014, with a notional amount of $65.5 million for mezzanine loans and varying notional amounts for underlying senior loans. We receive an interest rate of three-month LIBOR and pay a fixed coupon of 3.72%. Both these swaps were undesignated as hedges for accounting purposes.

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

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

permit us to terminate the underlying swaps on March 14, 2011, prior to the stated maturity of March 14, 2013. If we exercise the options, the cash flows (excluding accrued and unpaid interest) for the underlying swap and those from the options are expected to offset one another.

On March 14, 2005, our indirect wholly-owned subsidiary, Intelsat Corp, entered into a five-year interest rate swap to hedge interest expense on a notional amount of $1.25 billion of debt. On March 14, 2008, under the original terms of the swap agreement, the notional amount was reduced to $625.0 million, at which level it will remain until expiration on March 14, 2010.

The counterparties to such agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swaps, our exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreement. We do not anticipate non-performance by the counterparties.

All of these interest rate swaps were undesignated as of September 30, 2009. The swaps have been marked-to-market with any change in fair value recorded within (gains) losses on derivative financial instruments in our condensed consolidated statements of operations.

As of December 31, 2008 and September 30, 2009, $2.4 million and $17.5 million was included in other current liabilities, respectively, and $156.7 million and $103.7 million was included in other long-term liabilities, respectively, within our condensed consolidated balance sheets related to the interest rate swaps.

Put Option Embedded Derivative Instrument

As discussed in Note 8—Long-Term Debt, following an evaluation of the 2009 Sub Holdco Notes Offering, we concluded that the contingent put option embedded within the indenture governing the 2009 Sub Holdco Notes meets the criteria under the Derivatives and Hedging topic of the Codification, to be bifurcated from the debt host instrument and classified as a derivative instrument. We estimated the fair value of the embedded derivative on the issuance date and will subsequently revalue the derivative at the end of each reporting period, recognizing any change in fair value through earnings. We use a standard valuation technique whereby the critical assumptions and underlyings include the debt maturity date, issue price, coupon rate, change of control put price, and the estimated date of a change in control. The fair value of the put option embedded derivative as of September 30, 2009 was $11.7 million based on our fair value analysis and $24.3 million of non-cash gain was recorded within net losses on derivative financial instruments during the nine months ended September 30, 2009.

In accordance with disclosure requirements provided under the Derivative and Hedging topic of the Codification, we include the following tabular presentation, which sets forth the fair value of our derivatives by category (in thousands):

		Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	September 30, 2009	September 30, 2009
Undesignated interest rate swaps (a)	Other long-term liabilities	$18,301	$121,973
Undesignated interest rate swaps	Other current liabilities	—	17,615
Put option embedded derivative	Other long-term liabilities	—	11,708

Total derivatives		$18,301	$151,296

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

(a)	The value of undesignated interest rate swaps on our condensed consolidated balance sheet is net of $18.3 million, which represents the fair value of options permitting us to terminate the underlying swaps. The fair value of these options is classified as an asset derivative in the table above.

The following tabular presentation sets forth the effect of the derivative instruments on the condensed consolidated statements of operations (in thousands):

Derivatives not designated as hedging instruments	Presentation in Statements of Operations	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Undesignated interest rate swaps	Losses on derivative financial instruments	$41,833	$19,029
Put option embedded derivative	Gains on derivative financial instruments	(3,013)	(24,332)

Total unrealized (gains) losses on derivative financial instruments		$38,820	$(5,303)

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

We operate in various taxable jurisdictions throughout the world and our tax returns are subject to audit and review from time to time. We consider the U.S. and the U.K. to be our significant tax jurisdictions. Our U.S. and U.K. subsidiaries are subject to federal, state and local income tax examination for periods beginning after July 18, 2001.

As of December 31, 2008 and September 30, 2009, our gross unrecognized tax benefits were $86.8 million and $82.6 million, respectively (including interest and penalties), of which $65.4 million and $60.0 million, respectively, if recognized, would affect our effective tax rate. As of December 31, 2008 and September 30, 2009, we had recorded reserves for interest and penalties in the amount of $6.6 million and $5.1 million, respectively. We continue to recognize interest and, to the extent applicable, penalties with respect to the unrecognized tax benefits as income tax expense. Since December 31, 2008, the change in the balance of unrecognized tax benefits consisted of an increase of $6.1 million related to current period tax positions, an increase of $3.7 million related to prior period tax positions, a decrease of $1.0 million related to prior period tax positions, a decrease of $6.7 million related to the expiration of statutes of limitations, and a decrease of $6.3 million related to settlement of tax positions.

During the third quarter 2009, in connection with the announced sale of our equity method investment, WildBlue, we recognized a net deferred tax asset of $9.5 million, representing the outside basis difference that is expected to reverse upon the completion of the sale of WildBlue to Viasat Inc. (see Note 6 (a)—Investments—WildBlue Communications, Inc.).

During the third quarter of 2009, we received final notice from the UK tax authorities for amounts due related to the audit of our UK operations. We paid $6.3 million in the third quarter of 2009 related to the settlement of balances due.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

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

Prior to August 20, 2004, our subsidiary, Intelsat Corp, joined with The DIRECTV Group and General Motors Corporation in filing a consolidated U.S. federal income tax return. In April 2004, Intelsat Corp entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among Intelsat Corp and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify Intelsat Corp for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from Intelsat Corp regarding any liability for the federal or consolidated state or local income taxes of General Motors Corporation and The DIRECTV Group, except those income taxes Intelsat Corp is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corp for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on, or prior to, the day of the closing of the PanAmSat recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, Intelsat Corp’s tax exposure after indemnification related to these periods is capped at $15.0 million, of which $4.0 million has been paid to date. The tax separation agreement with The DIRECTV Group is effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates. As of December 31, 2008 and September 30, 2009, we recorded tax indemnification receivables of $5.9 million and $6.3 million, respectively.

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

(a) Facilities Restructuring Plan

We approved a facilities restructuring plan subsequent to the consummation of the PanAmSat Acquisition Transactions which includes the closure of PanAmSat’s former corporate headquarters in Wilton, Connecticut, as well as two other locations in the United States. These costs relate primarily to payments due on existing lease obligations that are expected to be incurred and paid through 2011. PanAmSat also had recorded liabilities in connection with its 2002 approval of a plan to restructure several of its United States locations and close certain

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

facilities, some of which are currently being leased through 2011. The facilities restructuring liability was $5.5 million and $4.2 million as of December 31, 2008 and September 30, 2009, respectively, the current portion of which is included in accounts payable and accrued liabilities, with the remainder in other long-term liabilities in the condensed consolidated balance sheets. We expect to pay $2.2 million within the next 12 months in connection with the facilities restructuring plan.

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

The following table summarizes the recorded accruals, which are included in accounts payable and accrued liabilities, employee related liabilities, and other long-term liabilities in the accompanying condensed consolidated balance sheets, and activity related to the facilities restructuring and workforce restructuring (in millions):

	Facilities Restructuring Plan	Workforce Restructuring Plan	Total
Balance at January 1, 2009	$5.5	$0.4	$5.9
Net cash payments	(1.3)	(0.4)	(1.7)

Balance at September 30, 2009	$4.2	$0.0	$4.2

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

(b) LCO Protection

Most of the customer service commitments entered into prior to our privatization were transferred to us pursuant to novation agreements. Certain of these agreements contain provisions, including provisions for lifeline connectivity obligation (“LCO”) protection, which constrain our ability to price services in some circumstances. Our LCO contracts require us to provide customers with the right to renew their service commitments covered by LCO contracts at prices no higher than the prices charged for those services on the privatization date. Under some circumstances, we may also be required by an LCO contract to reduce the price for a service commitment covered by the contract. LCO protection may continue until July 18, 2013. As of September 30, 2009, we had approximately $150.1 million of backlog covered by LCO contracts and to date we have not been required to reduce prices for our LCO-protected service commitments. There can be no assurance that we will not be required to reduce prices in the future under our LCO commitments.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

(c) Launch Service Providers

One of our launch service providers, Sea Launch Company L.L.C. (“Sea Launch”), with which we have contracted for the future launch of three satellites, one through Sea Launch and two through Space International Services, and have options for the launch of four additional satellites through Sea Launch, has filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. We have made approximately $100 million of payments under our contracts and options with Sea Launch for the launch of these satellites. In August 2009, we obtained approval from the bankruptcy court to make payments directly to Space International Services for the two launches provided by Space International Services. As of September 30, 2009, we had approximately $43 million outstanding of payments made to Sea Launch relating to satellite launches that Sea Launch is still required to provide us. While Sea Launch is continuing to operate as a debtor-in-possession, and while we may receive full or partial credit for prior payments relating to the launches, there can be no assurance that Sea Launch will honor its contractual obligations to us, or do so without charging us significant additional amounts beyond what is provided for in our current agreements. In addition, should we try to procure alternative launch services for the satellites involved, there can be no assurance that we will not incur significant delays and significant additional expenses as a result.

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

The geographic distribution of our revenue was as follows:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2009
North America	47%	45%
Europe	17%	17%
Africa and Middle East	17%	18%
Latin America and Caribbean	11%	13%
Asia Pacific	8%	7%

Approximately 5% and 4% of our revenue was derived from our largest customer during the three months ended September 30, 2008 and 2009, respectively. The ten largest customers accounted for approximately 19% and 21% of our revenue for the three months ended September 30, 2008 and 2009, respectively.

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

The geographic distribution of our revenue was as follows:

	Predecessor Entity	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to September 30, 2008	Nine Months Ended September 30, 2009
North America	48%	47%	46%
Europe	16%	17%	17%
Africa and Middle East	18%	17%	17%
Latin America and Caribbean	11%	11%	12%
Asia Pacific	7%	8%	8%

Approximately 7%, 5% and 4% of our revenue was derived from our largest customer during the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to September 30, 2008 and the nine months ended September 30, 2009, respectively. The ten largest customers accounted for approximately 23%, 20% and 20% of our revenue for the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to September 30, 2008 and the nine months ended September 30, 2009, respectively.

Our revenues were derived from the following services (in thousands, except percentages):

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2009
Transponder services	$453,593	76%	$479,311	78%
Managed services	74,047	12%	77,901	13%
Channel	36,233	6%	33,092	5%
Mobile satellite services and other	34,639	6%	27,584	4%

Total	$598,512	100%	$617,888	100%

Our revenues were derived from the following services (in thousands, except percentages):

	Predecessor Entity		Successor Entity
	Period January 1, 2008 to January 31, 2008		Period February 1, 2008 to September 30, 2008		Nine Months Ended September 30, 2009
Transponder services	$146,344	77%	$1,190,259	76%	$1,426,620	75%
Managed services	23,847	12%	199,165	13%	237,002	13%
Channel	12,525	7%	97,151	6%	101,354	5%
Mobile satellite services and other	7,545	4%	79,276	5%	127,243	7%

Total	$190,261	100%	$1,565,851	100%	$1,892,219	100%

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

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

(b) Monitoring Fee Agreements and Transaction Fees

In connection with the closing of the New Sponsors Acquisition on February 4, 2008, Intelsat (Bermuda), Ltd. (“Intelsat Bermuda”), our direct wholly-owned subsidiary, entered into a new monitoring fee agreement (the “2008 MFA”) with BC Partners and Silver Lake Management Company III, L.L.C. (together, the “2008 MFA parties”), pursuant to which the 2008 MFA parties provide certain monitoring, advisory and consulting services to Intelsat Bermuda. We recorded expense for services associated with the 2008 MFA of $6.2 million and $17.4 million during the successor period February 1, 2008 to September 30, 2008 and the nine months ended September 30, 2009, respectively.

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

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

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

Certain directors, officers and key employees of Intelsat Global and its subsidiaries hold restricted shares and SCAs of Intelsat Global. In May 2009, Intelsat Global issued new restricted shares, SCAs and options to certain directors, officers and key employees under the 2008 Share Plan (see Note 3(a)—2005 Share Plan and Note 3(b)—2008 Share Plan). In May 2009, certain of our executive officers also purchased shares of Intelsat Global. In the aggregate, these shares and arrangements outstanding as of September 30, 2009 provided for the issuance of approximately 13.0% of the voting equity of Intelsat Global on a fully diluted basis.

(d) Sponsor and Executive Management Investments

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

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

(e) Horizons

We have a 50% ownership interest in Horizons-1 and Horizons-2 as a result of a joint venture with JSAT (see Note 6—Investments).

(f) New Dawn

We have a 74.9% ownership interest in New Dawn as a result of a project and shareholders’ agreement with Convergence Partners (see Note 6—Investments).

(g) Receivable from Parent

We had a receivable from Intelsat Global as of September 30, 2009, $8.4 million of which was included in other receivables in our condensed consolidated balance sheet.

(h) WildBlue Option Agreement

On August 17, 2009 we entered into an agreement with WildBlue, in which we have an ownership interest of approximately 28%, granting WildBlue the exclusive option to acquire certain of our rights to operate a Ka-Band satellite system at a designated orbital location for $0.2 million. This amount is included in other income, net in the three and nine months ended September 30, 2009. The option may be exercised by WildBlue until February 17, 2010 for an exercise price of $2.8 million (see Note 6 (a)—Investments—WildBlue Communications, Inc.).

Note 15    Subsequent Events

On October 20, 2009, our indirect subsidiary, Intelsat Jackson Holdings, Ltd. (“Intelsat Jackson”), completed an offering of $500.0 million aggregate principal amount at maturity of 8 1/2% Senior Notes due 2019, which yielded $487.1 million of cash proceeds at issuance (the “2009 Jackson Notes Offering”). Upon consummation of the 2009 Jackson Notes Offering, Intelsat Jackson paid a dividend to Intelsat Bermuda in an amount equal to the purchase price paid by Intelsat Bermuda to purchase $400.0 million face amount of the 2017 Bermuda PIK Notes at a discount. Intelsat Bermuda then canceled the purchased 2017 Bermuda PIK Notes. After giving effect to the purchase of the 2017 Bermuda PIK Notes and fees and expenses related thereto and to the 2009 Jackson Notes Offering, approximately $100 million of the proceeds from the 2009 Jackson Notes Offering remained available for general corporate purposes.

On October 29, 2009, we were selected as the successful bidder at a bankruptcy auction for the ProtoStar I satellite with an all cash offer of $210 million. The purchase of the satellite and related ground assets, which is subject to certain regulatory and bankruptcy court approvals, is expected to close in the fourth quarter of 2009. Upon closing, ProtoStar I, built by Space Systems Loral, is expected to be re-named IS-25. Launched in July 2008, the satellite is expected to have a 16-year life from its date of launch.

Note 16    Supplemental Consolidating Financial Information

In connection with the acquisition of Intelsat, Ltd. by Intelsat Holdings in January 2005, and related amalgamations, Intelsat Sub Holdco issued $2.6 billion aggregate principal amount of debt (the “2005 Acquisition Finance Notes”), the majority of which was tendered and repurchased in change of control offers in

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

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

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2009

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$685	$876	$9,340	$41	$243,896	$157,856	$249,705	$(157,856)	$504,543
Receivables, net of allowance	5,215	—	—	—	195,235	195,229	116,577	(195,229)	317,027
Deferred income taxes	—	—	—	—	2,411	2,411	45,392	(2,411)	47,803
Prepaid expenses and other current assets	1,236	5,797	—	—	26,097	25,931	18,465	(38,786)	38,740
Intercompany receivables	—	—	—	—	604,228	—	408,285	(1,012,513)	—

Total current assets	7,136	6,673	9,340	41	1,071,867	381,427	838,424	(1,406,795)	908,113
Satellites and other property and equipment, net	—	—	—	—	2,948,802	2,948,563	2,471,824	(2,946,701)	5,422,488
Goodwill	—	—	—	—	3,434,165	—	3,340,169	—	6,774,334
Non-amortizable intangible assets	—	—	—	—	1,805,130	—	652,970	—	2,458,100
Amortizable intangible assets, net	—	—	—	—	512,779	—	502,092	—	1,014,871
Investment in affiliates	1,386,375	6,751,484	10,394,930	7,472,285	(44,114)	(53,175)	90,898	(25,907,785)	90,898
Other assets	—	135,916	18,544	4,171	478,978	89,574	106,112	(450,056)	383,239

Total assets	$1,393,511	$6,894,073	$10,422,814	$7,476,497	$10,207,607	$3,366,389	$8,002,489	$(30,711,337)	$17,052,043

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,669	$6	$—	$—	$70,507	$70,364	$115,855	$(83,219)	$178,182
Accrued interest payable	26,657	81,051	67,490	—	40,408	3,713	29,438	(3,713)	245,044
Current portion of long-term debt	—	—	—	—	8,448	5,000	89,337	(5,000)	97,785
Deferred satellite performance incentives	—	—	—	—	4,287	4,287	15,756	(4,287)	20,043
Other current liabilities	—	—	1,133	—	68,915	68,530	48,512	(68,530)	118,560
Intercompany payables	497,338	1,664	461,825	51,685	—	1,531,286	—	(2,543,798)	—

Total current liabilities	528,664	82,721	530,448	51,685	192,565	1,683,180	298,898	(2,708,547)	659,614
Long-term debt, net of current portion	1,011,190	5,354,991	3,101,558	470,894	2,219,977	—	3,276,068	(347,154)	15,087,524
Deferred satellite performance incentives, net of current portion	—	—	—	—	23,767	23,767	91,840	(23,767)	115,607
Deferred revenue, net of current portion	—	—	—	—	182,024	182,024	44,174	(182,024)	226,198
Deferred income taxes	—	—	—	—	—	—	531,913	—	531,913
Accrued retirement benefits	—	—	—	—	67,912	67,912	170,473	(67,912)	238,385
Other long-term liabilities	—	69,986	39,324	—	49,077	17,672	185,167	(17,672)	343,554
Noncontrolling interest	—	—	—	—	—	—	7,058	—	7,058
Shareholder’s equity (deficit):
Ordinary shares	12	12	12	—	12	—	70	(106)	12
Other shareholder’s equity (deficit)	(146,355)	1,386,363	6,751,472	6,953,918	7,472,273	1,391,834	3,396,828	(27,364,155)	(157,822)

Total liabilities and shareholder’s equity (deficit)	$1,393,511	$6,894,073	$10,422,814	$7,476,497	$10,207,607	$3,366,389	$8,002,489	$(30,711,337)	$17,052,043

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

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$—	$—	$384,484	$384,484	$377,605	$(528,685)	$617,888

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	23	—	—	78,102	391,036	152,846	(535,235)	86,772
Selling, general and administrative	5,201	5,815	111	—	10,438	9,776	34,776	(9,778)	56,339
Depreciation and amortization	—	—	—	—	113,865	91,662	86,126	(91,662)	199,991
Losses on derivative financial instruments	—	—	15,079	—	2,118	—	21,623	—	38,820

Total operating expenses	5,201	5,838	15,190	—	204,523	492,474	295,371	(636,675)	381,922

Income (loss) from operations	(5,201)	(5,838)	(15,190)	—	179,961	(107,990)	82,234	107,990	235,966
Interest expense, net	25,426	158,553	71,335	11,344	32,697	927	38,631	(1,409)	337,504
Loss on early extinguishment of debt	—	—	—	—	(52)	—	(51)	—	(103)
Subsidiary income (loss)	(64,132)	100,261	186,786	160,143	(2,309)	(794)	—	(379,955)	—
Other income (expense), net	—	(1)	—	—	640	639	2,742	(639)	3,381

Income (loss) before income taxes	(94,759)	(64,131)	100,261	148,799	145,543	(109,072)	46,294	(271,195)	(98,260)
Provision for (benefit from) income taxes	—	1	—	—	(14,600)	(9,377)	11,123	9,377	(3,476)

Net income (loss)	(94,759)	(64,132)	100,261	148,799	160,143	(99,695)	35,171	(280,572)	(94,784)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	508	—	508

Net income (loss) attributable to Intelsat, Ltd.	$(94,759)	$(64,132)	$100,261	$148,799	$160,143	$(99,695)	$35,679	$(280,572)	$(94,276)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$—	$—	$359,097	$357,693	$365,144	$(483,422)	$598,512

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	—	73,317	362,473	145,366	(488,202)	92,954
Selling, general and administrative	4,753	3,897	6	125	8,319	7,270	34,171	(7,270)	51,271
Depreciation and amortization	—	—	—	—	127,784	99,382	89,501	(99,382)	217,285
Losses on derivative financial instruments	—	—	11,419	—	3,888	—	21,301	—	36,608

Total operating expenses	4,753	3,897	11,425	125	213,308	469,125	290,339	(594,854)	398,118

Income (loss) from operations	(4,753)	(3,897)	(11,425)	(125)	145,789	(111,432)	74,805	111,432	200,394
Interest expense (income), net	30,343	156,032	80,815	10,221	31,365	(865)	59,563	865	368,339
Subsidiary income (loss)	(144,195)	15,734	107,974	97,843	(2,926)	(2,926)	—	(71,504)	—
Other income (loss), net	—	—	—	—	(16,184)	(16,184)	4,854	16,184	(11,330)

Income (loss) before income taxes	(179,291)	(144,195)	15,734	87,497	95,314	(129,677)	20,096	55,247	(179,275)
Provision for (benefit from) income taxes	—	—	—	—	(2,529)	(2,488)	2,545	2,488	16

Net income (loss)	$(179,291)	$(144,195)	$15,734	$87,497	$97,843	$(127,189)	$17,551	$52,759	$(179,291)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$—	$—	$1,142,460	$1,142,460	$1,176,514	$(1,569,215)	$1,892,219

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	23	—	—	226,514	1,161,683	495,214	(1,585,858)	297,576
Selling, general and administrative	23,263	17,430	218	15	24,737	22,454	111,755	(26,897)	172,975
Depreciation and amortization	—	—	—	—	350,110	282,203	260,969	(282,203)	611,079
Impairment of asset value	—	—	—	—	355,000	—	144,100	—	499,100
(Gains) losses on derivative financial instruments	—	—	3,893	—	(23,011)	—	13,815	—	(5,303)

Total operating expenses	23,263	17,453	4,111	15	933,350	1,466,340	1,025,853	(1,894,958)	1,575,427

Income (loss) from operations	(23,263)	(17,453)	(4,111)	(15)	209,110	(323,880)	150,661	325,743	316,792
Interest expense, net	87,217	472,058	215,377	33,352	94,992	1,540	126,007	(2,706)	1,027,837
Loss on early extinguishment of debt	(380)	—	—	—	(52)	—	(51)	(14,496)	(14,979)
Subsidiary income (loss)	(562,335)	(72,779)	146,709	124,069	(1,002)	358	—	364,980	—
Other income (expense), net	—	(1)	—	—	2,208	2,210	7,372	(2,210)	9,579

Income (loss) before income taxes	(673,195)	(562,291)	(72,779)	90,702	115,272	(322,852)	31,975	676,723	(716,445)
Provision for (benefit from) income taxes	—	44	—	—	(8,797)	(3,867)	(22,574)	3,867	(31,327)

Net income (loss)	(673,195)	(562,335)	(72,779)	90,702	124,069	(318,985)	54,549	672,856	(685,118)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	456	—	456

Net income (loss) attributable to Intelsat, Ltd.	$(673,195)	$(562,335)	$(72,779)	$90,702	$124,069	$(318,985)	$55,005	$672,856	$(684,662)

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

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD FEBRUARY 1, 2008 TO SEPTEMBER 30, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$—	$—	$939,506	$939,506	$951,563	$(1,264,724)	$1,565,851

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	—	188,681	959,251	366,222	(1,284,469)	229,685
Selling, general and administrative	15,520	7,884	21	201	15,360	13,152	93,024	(13,152)	132,010
Depreciation and amortization	—	—	—	—	339,886	264,149	238,637	(264,149)	578,523
Impairment of asset value	—	—	—	—	63,644	63,644	—	(63,644)	63,644
Gains on derivative financial instruments	—	—	(9,636)	—	(3,582)	—	(18,033)	—	(31,251)

Total operating expenses	15,520	7,884	(9,615)	201	603,989	1,300,196	679,850	(1,625,414)	972,611

Income (loss) from operations	(15,520)	(7,884)	9,615	(201)	335,517	(360,690)	271,713	360,690	593,240
Interest expense (income), net	89,207	383,041	193,387	27,471	82,466	(4,763)	154,115	4,763	929,687
Subsidiary income (loss)	(257,351)	133,595	317,367	226,985	(8,657)	(8,657)	—	(403,282)	—
Other income (expense), net	—	—	—	5	(14,760)	(14,760)	8,808	14,760	(5,947)

Income (loss) before income taxes	(362,078)	(257,330)	133,595	199,318	229,634	(379,344)	126,406	(32,595)	(342,394)
Provision for income taxes	—	21	—	—	2,649	2,256	17,014	(2,256)	19,684

Net income (loss)	$(362,078)	$(257,351)	$133,595	$199,318	$226,985	$(381,600)	$109,392	$(30,339)	$(362,078)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Cash flows from operating activities:	$(60,226)	$(338,644)	$(171,289)	$(9)	$792,122	$438,721	$327,348	$(438,721)	$549,302

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	—	—	(451,005)	(451,005)	(230,199)	676,174	(456,035)
Proceeds from sale of other property and equipment	—	—	—	—	97,208	97,208	128,648	(322,378)	686
Repayment from (disbursements for) intercompany loans	—	—	—	—	(90,865)	13,048	(70,111)	147,928	—
Capital contribution to unconsolidated affiliates	—	—	—	—	—	—	(12,210)	—	(12,210)
Investment in affiliate debt	—	—	—	—	(347,953)	—	—	347,953	—
Dividend from affiliates	3,000	160,871	232,935	232,935	—	—	—	(629,741)	—
Other investing activities	—	—	—	—	—	—	5,437	—	5,437

Net cash provided by (used in) investing activities	3,000	160,871	232,935	232,935	(792,615)	(340,749)	(178,435)	219,936	(462,122)

Cash flows from financing activities:
Repayments of long-term debt	—	—	—	—	(8,415)	(5,000)	(67,817)	(342,952)	(424,184)
Repayment of loan proceeds received from Intelsat Holdings	—	—	(34,000)	—	—	—	—	—	(34,000)
Proceeds from issuance of long-term debt	—	—	—	—	354,000	—	75,195	—	429,195
Proceeds from (repayment of) intercompany borrowing	51,625	—	122,399	—	—	—	(13,048)	(160,976)	—
Debt issuance costs	—	—	—	—	(7,331)	—	—	—	(7,331)
Principal payments on deferred satellite performance incentives	—	—	—	—	(7,307)	(7,307)	(12,262)	7,307	(19,569)
Principal payments on capital lease obligations	—	—	—	—	(1,492)	(1,492)	(271)	1,492	(1,763)
Dividends to shareholders	—	(3,000)	(160,871)	(232,935)	(232,935)	—	—	629,741	—

Net cash provided by (used in) financing activities	51,625	(3,000)	(72,472)	(232,935)	96,520	(13,799)	(18,203)	134,612	(57,652)

Effect of exchange rate changes on cash and cash equivalents	—	(1)	—	—	(1,134)	(1,132)	5,939	1,132	4,804
Net change in cash and cash equivalents	(5,601)	(180,774)	(10,826)	(9)	94,893	83,041	136,649	(83,041)	34,332
Cash and cash equivalents, beginning of period	6,286	181,650	20,166	50	149,003	74,815	113,056	(74,815)	470,211

Cash and cash equivalents, end of period	$685	$876	$9,340	$41	$243,896	$157,856	$249,705	$(157,856)	$504,543

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

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FEBRUARY 1, 2008 TO SEPTEMBER 30, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(29,368)	$(30,407)	$(145,222)	$5,799	$501,434	$242,368	$365,642	$(242,368)	$667,878

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	—	—	(173,176)	(173,176)	(106,135)	173,176	(279,311)
Capital contribution to Horizons joint venture	—	—	—	—	(17,621)	(17,621)	(9,659)	17,621	(27,280)
Capital contribution from parent company	3,404	—	—	—	—	—	—	—	3,404
Dividend from affiliates	432,065	432,065	671,395	671,395	—	—	—	(2,206,920)	—
Other investing activities	—	—	—	—	—	—	4,699	—	4,699

Net cash provided by (used in) investing activities	435,469	432,065	671,395	671,395	(190,797)	(190,797)	(111,095)	(2,016,123)	(298,488)

Cash flows from financing activities:
Repayments of long-term debt	(400,000)	—	(2,641,597)	(408,116)	(1,550,894)	—	(1,253,324)	—	(6,253,931)
Proceeds from issuance of long-term debt	—	—	1,797,389	412,197	1,564,358	—	1,238,839	—	5,012,783
Loan proceeds received from Intelsat Holdings	—	—	34,000	—	—	—	—	—	34,000
Proceeds from revolving credit facility	—	—	—	—	175,120	—	66,101	—	241,221
New debt issuance costs	—	(57,130)	(21,731)	(5,207)	(19,662)	—	(17,999)	—	(121,729)
Proceeds from (repayment of) intercompany loans	(201,629)	83,000	63,250	(565)	149,194	(9,016)	(93,250)	9,016	—
Repayment of funding of capital expenditures by customer	—	—	—	—	—	—	(30,862)	—	(30,862)
Payment of premium on early retirement of debt	(7,615)	—	(48,654)	(4,080)	(15,489)	—	(12,266)	—	(88,104)
Principal payments on deferred satellite performance incentives	—	—	—	—	(3,084)	(3,084)	(15,495)	3,084	(18,579)
Principal payments on capital lease obligations	—	—	—	—	(4,353)	(4,353)	(241)	4,353	(4,594)
Dividend to shareholders	—	(432,065)	(432,065)	(671,395)	(671,395)	—	—	2,206,920	—

Net cash used in financing activities	(609,244)	(406,195)	(1,249,408)	(677,166)	(376,205)	(16,453)	(118,497)	2,223,373	(1,229,795)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	48	48	1,839	(48)	1,887

Net change in cash and cash equivalents	(203,143)	(4,537)	(723,235)	28	(65,520)	35,166	137,889	(35,166)	(858,518)
Cash and cash equivalents, beginning of period	204,110	4,602	723,371	—	462,633	21,858	119,921	(21,858)	1,514,637

Cash and cash equivalents, end of period	$967	$65	$136	$28	$397,113	$57,024	$257,810	$(57,024)	$656,119

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2009

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

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2009

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$685	$876	$253,235	$243,896	$249,747	$(243,896)	$504,543
Receivables, net of allowance	5,215	—	195,235	195,235	116,577	(195,235)	317,027
Deferred income taxes	—	—	2,411	2,411	45,392	(2,411)	47,803
Prepaid expenses and other current assets	1,236	5,797	26,097	26,097	18,464	(38,951)	38,740
Intercompany receivables	—	—	142,403	604,228	356,600	(1,103,231)	—

Total current assets	7,136	6,673	619,381	1,071,867	786,780	(1,583,724)	908,113
Satellites and other property and equipment, net	—	—	2,948,802	2,948,802	2,471,824	(2,946,940)	5,422,488
Goodwill	—	—	3,434,165	3,434,165	3,340,169	(3,434,165)	6,774,334
Non-amortizable intangible assets	—	—	1,805,130	1,805,130	652,970	(1,805,130)	2,458,100
Amortizable intangible assets, net	—	—	512,779	512,779	502,092	(512,779)	1,014,871
Investment in affiliates	1,386,375	6,751,484	2,878,531	(44,114)	90,898	(10,972,276)	90,898
Other assets	—	135,916	497,522	478,978	110,283	(839,460)	383,239

Total assets	$1,393,511	$6,894,073	$12,696,310	$10,207,607	$7,955,016	$(22,094,474)	$17,052,043

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,669	$6	$70,507	$70,507	$115,855	$(83,362)	$178,182
Accrued interest payable	26,657	81,051	107,898	40,408	29,438	(40,408)	245,044
Current portion of long-term debt	—	—	8,448	8,448	89,337	(8,448)	97,785
Deferred satellite performance incentives	—	—	4,287	4,287	15,756	(4,287)	20,043
Other current liabilities	—	—	70,048	68,915	48,512	(68,915)	118,560
Intercompany payables	497,338	1,664	—	—	—	(499,002)	—

Total current liabilities	528,664	82,721	261,188	192,565	298,898	(704,422)	659,614
Long-term debt, net of current portion	1,011,190	5,354,991	5,321,534	2,219,977	3,746,962	(2,567,130)	15,087,524
Deferred satellite performance incentives, net of current portion	—	—	23,767	23,767	91,840	(23,767)	115,607
Deferred revenue, net of current portion	—	—	182,024	182,024	44,174	(182,024)	226,198
Deferred income taxes	—	—	—	—	531,913	—	531,913
Accrued retirement benefits	—	—	67,912	67,912	170,473	(67,912)	238,385
Other long-term liabilities	—	69,986	88,401	49,077	185,167	(49,077)	343,554
Noncontrolling interest	—	—	—	—	7,058	—	7,058
Shareholder’s equity (deficit):
Ordinary shares	12	12	12	12	70	(106)	12
Other shareholder’s equity (deficit)	(146,355)	1,386,363	6,751,472	7,472,273	2,878,461	(18,500,036)	(157,822)

Total liabilities and shareholder’s equity (deficit)	$1,393,511	$6,894,073	$12,696,310	$10,207,607	$7,955,016	$(22,094,474)	$17,052,043

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

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$384,484	$384,484	$377,605	$(528,685)	$617,888

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	23	78,102	78,102	152,846	(222,301)	86,772
Selling, general and administrative	5,201	5,815	10,549	10,438	34,776	(10,440)	56,339
Depreciation and amortization	—	—	113,865	113,865	86,126	(113,865)	199,991
Losses on derivative financial instruments	—	—	17,197	2,118	21,623	(2,118)	38,820

Total operating expenses	5,201	5,838	219,713	204,523	295,371	(348,724)	381,922

Income (loss) from operations	(5,201)	(5,838)	164,771	179,961	82,234	(179,961)	235,966
Interest expense, net	25,426	158,553	104,033	32,697	49,975	(33,180)	337,504
Loss on early extinguishment of debt	—	—	(52)	(52)	(51)	52	(103)
Subsidiary income (loss)	(64,132)	100,261	24,335	(2,309)	—	(58,155)	—
Other income (expense), net	—	(1)	640	640	2,742	(640)	3,381

Income (loss) before income taxes	(94,759)	(64,131)	85,661	145,543	34,950	(205,524)	(98,260)
Provision for (benefit from) income taxes	—	1	(14,600)	(14,600)	11,123	14,600	(3,476)

Net income (loss)	(94,759)	(64,132)	100,261	160,143	23,827	(220,124)	(94,784)
Net loss attributable to noncontrolling interest	—	—	—	—	508	—	508

Net income (loss) attributable to Intelsat, Ltd.	$(94,759)	$(64,132)	$100,261	$160,143	$24,335	$(220,124)	$(94,276)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$359,097	$359,097	$365,144	$(484,826)	$598,512

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	73,317	73,317	145,366	(199,046)	92,954
Selling, general and administrative	4,753	3,897	8,325	8,319	34,296	(8,319)	51,271
Depreciation and amortization	—	—	127,784	127,784	89,501	(127,784)	217,285
Gains on derivative financial instruments	—	—	15,307	3,888	21,301	(3,888)	36,608

Total operating expenses	4,753	3,897	224,733	213,308	290,464	(339,037)	398,118

Income (loss) from operations	(4,753)	(3,897)	134,364	145,789	74,680	(145,789)	200,394
Interest expense, net	30,343	156,032	112,180	31,365	69,784	(31,365)	368,339
Subsidiary income (loss)	(144,195)	15,734	7,205	(2,926)	—	124,182	—
Other income (expense), net	—	—	(16,184)	(16,184)	4,854	16,184	(11,330)

Income (loss) before income taxes	(179,291)	(144,195)	13,205	95,314	9,750	25,942	(179,275)
Provision for (benefit from) income taxes	—	—	(2,529)	(2,529)	2,545	2,529	16

Net income (loss)	$(179,291)	$(144,195)	$15,734	$97,843	$7,205	$23,413	$(179,291)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$1,142,460	$1,142,460	$1,176,514	$(1,569,215)	$1,892,219

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	23	226,514	226,514	495,214	(650,689)	297,576
Selling, general and administrative	23,263	17,430	24,955	24,737	111,770	(29,180)	172,975
Depreciation and amortization	—	—	350,110	350,110	260,969	(350,110)	611,079
Impairment of asset value	—	—	355,000	355,000	144,100	(355,000)	499,100
(Gains) losses on derivative financial instruments	—	—	(19,118)	(23,011)	13,815	23,011	(5,303)

Total operating expenses	23,263	17,453	937,461	933,350	1,025,868	(1,361,968)	1,575,427

Income (loss) from operations	(23,263)	(17,453)	204,999	209,110	150,646	(207,247)	316,792
Interest expense, net	87,217	472,058	310,369	94,992	159,359	(96,158)	1,027,837
Loss on early extinguishment of debt	(380)	—	(52)	(52)	(51)	(14,444)	(14,979)
Subsidiary income (loss)	(562,335)	(72,779)	21,638	(1,002)	—	614,478	—
Other income (expense), net	—	(1)	2,208	2,208	7,372	(2,208)	9,579

Income (loss) before income taxes	(673,195)	(562,291)	(81,576)	115,272	(1,392)	486,737	(716,445)
Provision for (benefit from) income taxes	—	44	(8,797)	(8,797)	(22,574)	8,797	(31,327)

Net income (loss)	(673,195)	(562,335)	(72,779)	124,069	21,182	477,940	(685,118)
Net loss attributable to noncontrolling interest	—	—	—	—	456	—	456

Net income (loss) attributable to Intelsat, Ltd.	$(673,195)	$(562,335)	$(72,779)	$124,069	$21,638	$477,940	$(684,662)

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

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD FEBRUARY 1, 2008 TO SEPTEMBER 30, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$939,506	$939,506	$951,563	$(1,264,724)	$1,565,851

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	188,681	188,681	366,222	(513,899)	229,685
Selling, general and administrative	15,520	7,884	15,381	15,360	93,225	(15,360)	132,010
Depreciation and amortization	—	—	339,886	339,886	238,637	(339,886)	578,523
Impairment of asset value	—	—	63,644	63,644	—	(63,644)	63,644
Gains on derivative financial instruments	—	—	(13,218)	(3,582)	(18,033)	3,582	(31,251)

Total operating expenses	15,520	7,884	594,374	603,989	680,051	(929,207)	972,611

Income (loss) from operations	(15,520)	(7,884)	345,132	335,517	271,512	(335,517)	593,240
Interest expense, net	89,207	383,041	275,853	82,466	181,586	(82,466)	929,687
Subsidiary income (loss)	(257,351)	133,595	81,725	(8,657)	—	50,688	—
Other income (expense), net	—	—	(14,760)	(14,760)	8,813	14,760	(5,947)

Income (loss) before income taxes	(362,078)	(257,330)	136,244	229,634	98,739	(187,603)	(342,394)
Provision for income taxes	—	21	2,649	2,649	17,014	(2,649)	19,684

Net income (loss)	$(362,078)	$(257,351)	$133,595	$226,985	$81,725	$(184,954)	$(362,078)

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Cash flows from operating activities:	$(60,226)	$(338,644)	$620,832	$792,122	$327,340	$(792,122)	$549,302

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	(451,005)	(451,005)	(230,199)	676,174	(456,035)
Proceeds from sale of other property and equipment	—	—	97,208	97,208	128,648	(322,378)	686
Repayment from (disbursements for) intercompany loans	—	—	(90,865)	(90,865)	(70,111)	251,841	—
Capital contribution to unconsolidated affiliates	—	—	—	—	(12,210)	—	(12,210)
Investment in affiliate debt	—	—	(347,953)	(347,953)	—	695,906	—
Dividend from affiliates	3,000	160,871	232,935	—	232,935	(629,741)	—
Other investing activities	—	—	—	—	5,437	—	5,437

Net cash provided by (used in) investing activities	3,000	160,871	(559,680)	(792,615)	54,500	671,802	(462,122)

Cash flows from financing activities:
Repayments of long-term debt	—	—	(8,415)	(8,415)	(67,817)	(339,537)	(424,184)
Repayment of loan proceeds received from Intelsat Holdings	—	—	(34,000)	—	—	—	(34,000)
Proceeds from issuance of long-term debt	—	—	354,000	354,000	75,195	(354,000)	429,195
Proceeds from (repayment of) intercompany borrowing	51,625	—	122,399	—	(13,048)	(160,976)	—
Debt issuance costs	—	—	(7,331)	(7,331)	—	7,331	(7,331)
Principal payments on deferred satellite performance incentives	—	—	(7,307)	(7,307)	(12,262)	7,307	(19,569)
Principal payments on capital lease obligations	—	—	(1,492)	(1,492)	(271)	1,492	(1,763)
Dividend to shareholders	—	(3,000)	(393,806)	(232,935)	(232,935)	862,676	—

Net cash provided by (used in) financing activities	51,625	(3,000)	24,048	96,520	(251,138)	24,293	(57,652)

Effect of exchange rate changes on cash	—	(1)	(1,134)	(1,134)	5,939	1,134	4,804
Net change in cash and cash equivalents	(5,601)	(180,774)	84,066	94,893	136,641	(94,893)	34,332
Cash and cash equivalents, beginning of period	6,286	181,650	169,169	149,003	113,106	(149,003)	470,211

Cash and cash equivalents, end of period	$685	$876	$253,235	$243,896	$249,747	$(243,896)	$504,543

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

(Certain totals may not add due to the effects of rounding)

INTELSAT, LTD. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FEBRUARY 1, 2008 TO SEPTEMBER 30, 2008

(in thousands)

	Intelsat, Ltd.	Intelsat Bermuda	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(29,368)	$(30,407)	$356,213	$501,434	$371,440	$(501,434)	$667,878

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	(173,176)	(173,176)	(106,135)	173,176	(279,311)
Capital contribution to Horizons joint venture	—	—	(17,621)	(17,621)	(9,659)	17,621	(27,280)
Capital contibution from parent company	3,404	—	—	—	—	—	3,404
Dividend from affiliates	432,065	432,065	671,395	—	671,395	(2,206,920)	—
Other investing activities	—	—	—	—	4,699	—	4,699

Net cash provided by (used in) investing activities	435,469	432,065	480,598	(190,797)	560,300	(2,016,123)	(298,488)

Cash flows from financing activities:
Repayments of long-term debt	(400,000)	—	(4,192,491)	(1,550,894)	(1,661,440)	1,550,894	(6,253,931)
Proceeds from issuance of long-term debt	—	—	3,361,747	1,564,358	1,651,036	(1,564,358)	5,012,783
Loan proceeds received from Intelsat Holdings	—	—	34,000	—	—	—	34,000
Proceeds from revolving credit facility	—	—	175,120	175,120	66,101	(175,120)	241,221
New debt issuance costs	—	(57,130)	(41,393)	(19,662)	(23,206)	19,662	(121,729)
Proceeds from (repayment of) intercompany loans	(201,629)	83,000	212,444	149,194	(93,815)	(149,194)	—
Repayment of funding of capital expenditures by customer	—	—	—	—	(30,862)	—	(30,862)
Payment of premium on early retirement of debt	(7,615)	—	(64,143)	(15,489)	(16,346)	15,489	(88,104)
Principal payments on deferred satellite performance incentives	—	—	(3,084)	(3,084)	(15,495)	3,084	(18,579)
Principal payments on capital lease obligations	—	—	(4,353)	(4,353)	(241)	4,353	(4,594)
Dividend to shareholders	—	(432,065)	(1,103,460)	(671,395)	(671,395)	2,878,315	—

Net cash used in financing activities	(609,244)	(406,195)	(1,625,613)	(376,205)	(795,663)	2,583,125	(1,229,795)

Effect of exchange rate changes on cash and cash equivalents	—	—	48	48	1,839	(48)	1,887

Net change in cash and cash equivalents	(203,143)	(4,537)	(788,754)	(65,520)	137,916	65,520	(858,518)
Cash and cash equivalents, beginning of period	204,110	4,602	1,186,004	462,633	119,921	(462,633)	1,514,637

Cash and cash equivalents, end of period	$967	$65	$397,250	$397,113	$257,837	$(397,113)	$656,119

(Certain totals may not add due to the effects of rounding)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

2009 Debt Transactions

On October 20, 2009, our indirect subsidiary, Intelsat Jackson Holdings, Ltd. (“Intelsat Jackson”), completed an offering of $500.0 million aggregate principal amount at maturity of 8 1/2% Senior Notes due 2019, which yielded $487.1 million of cash proceeds at issuance (the “2009 Jackson Notes Offering”). Upon consummation of the 2009 Jackson Notes Offering, Intelsat Jackson paid a dividend to Intelsat (Bermuda), Ltd. (“Intelsat Bermuda”) in an amount equal to the purchase price paid by Intelsat Bermuda to purchase $400.0 million face amount of the Intelsat Bermuda 11 1/2%/12 1/2% Senior PIK Election Notes due 2017 (the “2017 Bermuda PIK Notes”) at a discount. Intelsat Bermuda then canceled the purchased 2017 Bermuda PIK Notes. After giving effect to the purchase of the 2017 Bermuda PIK Notes and fees and expenses related thereto and to the 2009 Jackson Notes Offering, approximately $100 million of the proceeds from the 2009 Jackson Notes Offering remained available for general corporate purposes.

On February 12, 2009, our indirect subsidiary, Intelsat Subsidiary Holding Company, Ltd. (“Intelsat Sub Holdco”), purchased $114.2 million of Intelsat, Ltd.’s outstanding 7 5/8% Senior Notes due 2012 for $93.3 million and $346.5 million of Intelsat, Ltd.’s outstanding 6 1/2% Senior Notes due 2013 for $254.6 million pursuant to a cash tender offer (the “Tender Offer”). On February 12, 2009 Intelsat Sub Holdco completed an offering of $400.0 million aggregate principal amount at maturity of 8 7/8% Senior Notes due 2015, Series B, which yielded $348.3 million of cash proceeds at issuance (the “2009 Sub Holdco Notes Offering”). The net proceeds of the 2009 Sub Holdco Notes Offering, together with cash on hand, were used to fund the Tender Offer, to pay related fees and expenses and for general corporate purposes. The new notes have terms substantially similar to Intelsat Sub Holdco’s outstanding 8 7/8% Senior Notes due 2015 issued in June 2008. The purchased Intelsat, Ltd. notes were initially held by Intelsat Sub Holdco as an investment, and then distributed to Intelsat, Ltd. as a dividend in October 2009, at which time they were cancelled.

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

Immediately following the New Sponsors Acquisition, Intelsat Bermuda, our direct wholly-owned subsidiary, transferred certain of its assets (including all of its direct and indirect ownership interests in our subsidiaries) and certain of its liabilities and obligations to a newly formed direct wholly-owned subsidiary, Intelsat Jackson, pursuant to an assignment and assumption agreement (the “Intelsat Bermuda Transfer”). Following the Intelsat Bermuda Transfer, Intelsat Jackson became the owner of substantially all of Intelsat Bermuda’s assets and the obligor with respect to substantially all of Intelsat Bermuda’s liabilities and obligations, and Intelsat Bermuda no longer had any rights or obligations with respect to such assets and liabilities. Immediately after the consummation of the Intelsat Bermuda Transfer, Serafina assigned certain of its assets and liabilities to Intelsat Bermuda (the “Serafina Assignment”), including Serafina’s rights and obligations under the Bridge Loan Credit Agreements and a Commitment Letter, dated as of June 19, 2007, among Serafina and certain banks, related to the financing of the New Sponsors Acquisition, as amended by the Commitment Letter Amendment, dated as of February 7, 2008 (the “Financing Commitment Letter”). In addition, Intelsat Sub Holdco and Intelsat Corporation (“Intelsat Corp”) entered into amendments to their respective existing senior secured credit facilities, and Intelsat Corp entered into a joinder agreement to its existing credit agreement, to facilitate the New Sponsors Acquisition. In connection with the New Sponsors Acquisition, on February 7, 2008, Intelsat Jackson redeemed, pursuant to their terms, all $260.0 million of its outstanding Floating Rate Senior Notes due 2013 and all $600.0 million of its outstanding Floating Rate Senior Notes due 2015, and on March 6, 2008, Intelsat, Ltd. redeemed, pursuant to their terms, all $400.0 million of its outstanding 5 1/4% Senior Notes due 2008. The New Sponsors Acquisition and the transactions described above are collectively referred to as the New Sponsors Acquisition Transactions.

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

In addition, all outstanding restricted performance shares under the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”) vested upon consummation of the New Sponsors Acquisition. Vesting in share-based compensation arrangements (“SCAs”) issued under the 2005 Share Plan doubled if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price of each share covered. Vested restricted shares (including time and performance vesting shares) were purchased at approximately $400 per share. In connection with the New Sponsors Acquisition, each unvested restricted share of Intelsat Holdings was exchanged for approximately four unvested restricted shares of Intelsat Global (“exchange shares”) and the exchange shares continued to be classified as a liability of Intelsat Global due to certain repurchase features in the 2005 Share Plan. In addition, the original vesting periods associated with the unvested Intelsat Holdings restricted shares continued. In May 2009, the board of directors of Intelsat Global adopted an amended and restated Intelsat Global, Ltd. 2008 Share Incentive Plan (the “2008 Share Plan”), and Intelsat Global entered into new restricted share agreements with respect to the exchange shares. As a result, as of September 30, 2009, these exchange share grants were no longer subject to certain repurchase features and were instead deemed to be granted in accordance with the guidance provided in the Stock Compensation topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”).

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

The New Sponsors Acquisition was accounted for by Intelsat Holdings under the purchase method of accounting. As a result, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. In accordance with Topic 5J of the codified SEC Staff Accounting Bulletins, the purchase accounting adjustments have been “pushed down” and recorded in our consolidated financial statements, which resulted in a new basis of accounting for the “successor period” beginning after the consummation of the New Sponsors Acquisition. Determining fair values required us to make significant estimates and assumptions. In order to develop estimates of fair values, we considered the following generally accepted valuation approaches: the cost approach, the income approach and the market approach. Our estimates included assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends. While we believe that the estimates and assumptions underlying the valuation methodologies were reasonable, different assumptions could have resulted in different market values. The purchase price allocation was finalized during the year ended December 31, 2008.

Results of Operations

Three Months Ended September 30, 2008, Combined Nine Months Ended September 30, 2008 and the Three and Nine Months Ended September 30, 2009

As a result of the consummation of the New Sponsors Acquisition, the financial results for the combined nine months ended September 30, 2008 have been separately presented for the “predecessor entity” for the period January 1, 2008 to January 31, 2008 and for the “successor entity” for the period February 1, 2008 to September 30, 2008. As such, the reported results of operations for the combined nine months ended September 30, 2008 are not necessarily comparable to the nine months ended September 30, 2009, primarily due to higher interest expense resulting from the acquisition financing and higher depreciation and amortization costs principally due to the fair value adjustments to long-lived assets in connection with the New Sponsors Acquisition. The historical results are not necessarily indicative of results to be expected for any future period.

The following table sets forth our comparative statements of operations for the periods shown, with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2009	Increase (Decrease)	Percentage Change
Revenue	$598,512	$617,888	$19,376	3%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	92,954	86,772	(6,182)	(7)
Selling, general and administrative	51,271	56,339	5,068	10
Depreciation and amortization	217,285	199,991	(17,294)	(8)
Losses on derivative financial instruments	36,608	38,820	2,212	6

Total operating expenses	398,118	381,922	(16,196)	(4)

Income from operations	200,394	235,966	35,572	18
Interest expense, net	368,339	337,504	(30,835)	(8)
Loss on early extinguishment of debt	—	(103)	(103)	NM
Other income (expense), net	(11,330)	3,381	14,711	NM

Loss before income taxes	(179,275)	(98,260)	81,015	(45)
Provision for (benefit from) income taxes	16	(3,476)	(3,492)	NM

Net loss	(179,291)	(94,784)	84,507	(47)
Net loss attributable to noncontrolling interest	—	508	508	NM

Net loss attributable to Intelsat, Ltd.	$(179,291)	$(94,276)	$85,015	(47)%

For comparative purposes, we combined the periods from January 1, 2008 to January 31, 2008 and February 1, 2008 to September 30, 2008 in our discussion below, as we believe this combination is useful to provide the reader a period-over-period comparison for purposes of understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe this combination of results for the predecessor entity and successor entity periods facilitates an investor’s understanding of our results of operations for the nine months ended September 30, 2009 compared to the combined nine months ended September 30, 2008. This combination is not a measure in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and should not be used in isolation or substituted for the separate predecessor entity and successor entity results.

	Predecessor Entity	Successor Entity	Combined
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to September 30, 2008	Nine Months Ended September 30, 2008
	(in thousands)
Revenue	$190,261	$1,565,851	$1,756,112
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	25,683	229,685	255,368
Selling, general and administrative	18,485	132,010	150,495
Depreciation and amortization	64,157	578,523	642,680
Transaction costs	313,102	—	313,102
Impairment of asset value	—	63,644	63,644
(Gains) losses on derivative financial instruments	11,431	(31,251)	(19,820)

Total operating expenses	432,858	972,611	1,405,469

Income (loss) from operations	(242,597)	593,240	350,643
Interest expense, net	80,275	929,687	1,009,962
Other income (expense), net	535	(5,947)	(5,412)

Loss before income taxes	(322,337)	(342,394)	(664,731)
Provision for (benefit from) income taxes	(10,476)	19,684	9,208

Net loss	$(311,861)	$(362,078)	$(673,939)

The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

	Combined	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2009 Compared to Combined Nine Months Ended September 30, 2008
	Nine Months Ended September 30, 2008		Increase (Decrease)	Percentage Change
Revenue	$1,756,112	$1,892,219	$136,107	8%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	255,368	297,576	42,208	17
Selling, general and administrative	150,495	172,975	22,480	15
Depreciation and amortization	642,680	611,079	(31,601)	(5)
Transaction costs	313,102	—	(313,102)	NM
Impairment of asset value	63,644	499,100	435,456	NM
Gains on derivative financial instruments	(19,820)	(5,303)	14,517	(73)

Total operating expenses	1,405,469	1,575,427	169,958	12

Income from operations	350,643	316,792	(33,851)	(10)
Interest expense, net	1,009,962	1,027,837	17,875	2
Loss on early extinguishment of debt	—	(14,979)	(14,979)	NM
Other income (expense), net	(5,412)	9,579	14,991	NM

Loss before income taxes	(664,731)	(716,445)	(51,714)	8
Provision for (benefit from) income taxes	9,208	(31,327)	(40,535)	NM

Net loss	(673,939)	(685,118)	(11,179)	2%
Net loss attributable to noncontrolling interest	—	456	456	NM

Net loss attributable to Intelsat, Ltd.	$(673,939)	$(684,662)	$(10,723)	2%

Income from Operations

Our income from operations increased by $35.6 million, or 18%, to $236.0 million for the three months ended September 30, 2009 as compared to $200.4 million for the three months ended September 30, 2008. Our financial results were affected by certain material pre-tax items as discussed below:

•

a $2.2 million increase in losses on our derivative financial instruments in the third quarter of 2009. The $38.8 million of losses on derivative financial instruments for the three months ended September 30, 2009 included a $16.8 million decrease in the fair value of our swap instruments as a result of marking-to-market, $25.0 million in cash settlements for interest, representing the difference between the amount of floating rate interest received and the amount of fixed interest paid on our swap instruments; partially offset by a $3.0 million increase in the fair value of our put option embedded derivative related to the notes issued in February 2009 by Intelsat Sub Holdco; and

•	$3.0 million of costs related to the adoption of the 2008 Share Plan and equity grants to employees recorded in the third quarter of 2009.

Our income from operations decreased by $33.9 million, or 10%, to $316.8 million for the nine months ended September 30, 2009 as compared to $350.6 million for the combined nine months ended September 30, 2008. Our financial results were affected by certain material pre-tax items as discussed below:

•

a $499.1 million non-cash impairment charge recorded in the first quarter of 2009 related to the impairment of our rights to operate at orbital locations resulting from an increase in the discount rate used in our valuation process; and

•	$24.0 million of costs related to the adoption of the 2008 Share Plan and equity grants to employees; partially offset by

•

$313.1 million in transaction costs incurred during the combined nine months ended September 30, 2008 upon consummation of the New Sponsors Acquisition, with no similar costs incurred during the nine months ended September 30, 2009.

Revenue

The following table sets forth our comparative revenue by service type for the periods shown with the increase (decrease) and percentage changes (in thousands, except percentages):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2009	Increase (Decrease)	Percentage Change
Transponder services	$453,593	$479,311	$25,718	6%
Managed services	74,047	77,901	3,854	5
Channel	36,233	33,092	(3,141)	(9)
Mobile satellite services and other	34,639	27,584	(7,055)	(20)

Total	$598,512	$617,888	$19,376	3%

Revenue for the three months ended September 30, 2009 increased by $19.4 million, or 3%, as compared to the three months ended September 30, 2008. New business, strong renewals, expansion of existing contracts and improved contract terms contributed to the overall increase in revenue. Growth in transponder services and managed services was lower than in recent periods due to decreased availability of high demand capacity in inventory as reflected in an increased fill factor on our fleet and also to delays in the launch of IS-14. Many regions reported revenue increases, with the Latin America and Caribbean region showing the strongest gains. By service type, our revenue increased or decreased due to the following:

•

Transponder services—an aggregate increase of $25.7 million, due primarily to a $19.4 million increase in revenue from network services customers, resulting from new business and strong renewals, primarily in the Latin American and Caribbean, the Europe and the Africa and Middle East regions, and a $13.1 million increase in revenues resulting from new services and strong renewals sold primarily to North American customers of our Intelsat General business, a portion of which was related to capacity resold from third parties, partially offset by a $6.8 million decline in revenues from media customers, primarily in the Africa and Middle East region, due to the conclusion of a contract in 2008, and in Latin America.

•

Managed services—an aggregate increase of $3.9 million, due primarily to a $4.5 million increase in revenue from network services customers, resulting from new business and service expansion in trunking and private line solutions and GXS broadband solutions primarily in the Africa and Middle East region, partially offset by a decline in revenue from media customers resulting from reduced occasional use video services due to fewer events in the third quarter of 2009 as compared to the same period in 2008.

•

Channel—a decrease of $3.1 million related to continued declines from the migration of point-to-point satellite traffic to fiber optic cables across transoceanic routes and the optimization of customer networks, a trend which we expect will continue.

•

Mobile satellite services and other—an aggregate decrease of $7.1 million, primarily due to a $4.7 million decrease in revenue resulting from decreased sales of professional and technical services performed for satellite operators and other customers of our satellite-related services business, as well as $2.3 million in decreased revenue from third-party usage-based mobile services for customers of our Intelsat General business.

The following table sets forth our comparative revenue by service type for the periods shown, with the increase (decrease) and percentage changes (in thousands, except percentages):

	Predecessor Entity	Successor Entity	Combined	Successor Entity	Increase (Decrease)	Percentage Change
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to September 30, 2008	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2009
Transponder services	$146,344	$1,190,259	$1,336,603	$1,426,620	$90,017	7%
Managed services	23,847	199,165	223,012	237,002	13,990	6
Channel	12,525	97,151	109,676	101,354	(8,322)	(8)
Mobile satellite services and other	7,545	79,276	86,821	127,243	40,422	47

Total	$190,261	$1,565,851	$1,756,112	$1,892,219	$136,107	8%

Revenue for the nine months ended September 30, 2009 increased by $136.1 million, or 8%, as compared to the combined nine months ended September 30, 2008. Reflected in the period was revenue of $44.2 million earned from the re-sale of launch vehicles and related services, a business which we do not currently intend to pursue in the future. All regions reported revenue increases, with the North America and the Latin America and Caribbean regions showing the strongest gains. By service type, our revenue increased or decreased due to the following:

•

Transponder services—an aggregate increase of $90.0 million, primarily due to a $66.4 million increase in revenue from network services customers, resulting from new business and strong renewals, primarily in the Latin America and Caribbean, the Europe and the Africa and Middle East regions, and a $42.7 million increase in revenues from customers of our Intelsat General business, resulting from new business, service expansions and strong renewals primarily in the North America region, a portion of which was related to capacity resold from third parties. These increases were partially offset by a $19.1 million decline in revenue from media customers primarily due to the conclusion of a contract in the Africa and Middle East region in 2008 and a decline in the Latin America and Caribbean regions.

•

Managed services—an aggregate increase of $14.0 million, largely due to an increase in revenue from network services customers, resulting from new business and service expansions in trunking and private line solutions and GXS broadband solutions primarily in the Africa and Middle East region.

•	Channel—a decrease of $8.3 million related to continued declines from the migration of point-to-point satellite traffic to fiber optic cables mentioned above.

•

Mobile satellite services and other—an aggregate increase of $40.4 million, primarily due to increased revenues from professional and technical services performed for satellite operators and other customers of our satellite-related services business, including $36.4 million in increased revenue from the completion of the re-sale of two launch vehicles during the nine months ended September 30, 2009, and increased revenue from third-party usage-based mobile services and sales of customer premises equipment primarily for customers of our Intelsat General business.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue decreased by $6.2 million, or 7%, to $86.8 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The decrease was primarily due to the following:

•	a decrease of $5.1 million related to launch vehicle re-sale costs incurred in the third quarter of 2008 for launch sales completed in the first half of 2009; and

•	a decrease of $2.2 million in staff expenses; partially offset by

•	an increase of $1.4 million primarily for purchases of third party satellite capacity for increased services sold to customers of our Intelsat General business.

Direct costs of revenue increased by $42.2 million, or 17%, to $297.6 million for the nine months ended September 30, 2009 as compared to the combined nine months ended September 30, 2008. The increase was primarily due to the following:

•	an increase of $23.0 million related to the re-sale of two launch vehicles by our satellite-related services business during the first half of 2009;

•	an increase of $15.4 million primarily for purchases of fixed and mobile third party satellite capacity for increased services sold to customers of our Intelsat General business; and

•	an increase of $2.4 million in staff expenses.

Selling, General and Administrative

Selling, general and administrative expenses increased by $5.1 million, or 10%, to $56.3 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The increase was primarily due to an increase of $8.1 million due to bad debt expense incurred in the three months ended September 30, 2009 as compared to a credit in the prior year period, partially offset by a decrease of $2.6 million in professional fees resulting from expenses incurred in the third quarter of 2008 to support refinancing activities as a result of the New Sponsors Acquisition.

Selling, general and administrative expenses increased by $22.5 million, or 15%, to $173.0 million for the nine months ended September 30, 2009 as compared to the combined nine months ended September 30, 2008. The increase was primarily due to an increase of $16.6 million in staff expenses, which included costs related to the adoption of the 2008 Share Plan and equity grants to employees, and an increase of $11.0 million due to bad debt expense incurred in the nine months ended September 30, 2009 as compared to the prior year period; partially offset by a $3.5 million decrease in professional fees resulting from expenses incurred in the third quarter of 2008 to support refinancing activities as a result of the New Sponsors Acquisition.

Depreciation and Amortization

Depreciation and amortization expense decreased by $17.3 million, or 8%, to $200.0 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The decrease was primarily due to the following:

•	a net decrease of $16.9 million in depreciation expense due to certain satellites, ground and other assets becoming fully depreciated and changes in certain satellites’ estimated useful lives; and

•	a decrease of $6.3 million in amortization expense due to changes in the expected pattern of consumption of amortizable intangible assets; partially offset by

•	an increase of $5.8 million in depreciation expense resulting from the impact of satellites placed into service during the last quarter of 2008 and the third quarter of 2009.

Depreciation and amortization expense decreased by $31.6 million, or 5%, to $611.1 million for the nine months ended September 30, 2009 as compared to the combined nine months ended September 30, 2008. The decrease was primarily due to the following:

•

a net decrease of $44.9 million in depreciation expense due to certain satellites, ground and other assets becoming fully depreciated, the impairment of Galaxy 26 and changes in certain satellites’ estimated useful lives; and

•	a decrease of $12.0 million in amortization expense primarily due to the expected pattern of consumption of amortizable intangible assets; partially offset by

•	an increase of $22.8 million in depreciation expense resulting from the impact of satellites placed into service during the second half of 2008 and the third quarter of 2009; and

•	an increase of $2.5 million in depreciation expense attributable to the write-up of our depreciable assets to fair value upon the closing of the New Sponsors Acquisition.

Interest Expense, Net

Interest expense, net consists of the gross interest expense we incur less the amount of interest we capitalize related to capital assets under construction and less interest income earned. We also held interest rate swaps with an aggregate notional amount of $3.3 billion to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities. The swaps have not been designated as hedges for accounting purposes. Interest expense, net decreased by $30.8 million, or 8%, to $337.5 million for the three months ended September 30, 2009, as compared to $368.3 million for the three months ended September 30, 2008. The decrease in interest expense was principally due to the following:

•	a decrease of $23.9 million due to lower interest rates on our variable rate debt in 2009 as compared to the third quarter of 2008;

•

a decrease of $2.2 million due to higher interest expenses related to the amortization of discounts resulting from the adjustments to fair value of our debt in purchase accounting in connection with the New Sponsors Acquisition and the impact of our change of control offers and refinancings in connection with the New Sponsors Acquisition.

The non-cash portion of total interest expense, net was $109.6 million for the three months ended September 30, 2009 and included $78.3 million of payment-in-kind (“PIK”) interest expense. The remaining non-cash interest expense was primarily associated with the amortization of the deferred financing fees incurred as a result of new or refinanced debt and the amortization and accretion of discounts and premiums recorded to adjust our debt to fair value in connection with the New Sponsors Acquisition.

Interest expense, net increased by $17.9 million, or 2%, to $1,027.8 million for the nine months ended September 30, 2009, as compared to $1,009.9 million for the combined nine months ended September 30, 2008. The increase in interest expense was principally due to the following:

•

an increase of $69.1 million due to the incurrence or assumption of approximately $3.7 billion of net additional indebtedness, the refinancing of portions of our debt at higher interest rates in connection with the New Sponsors Acquisition and the higher principal outstanding on our 2017 Bermuda PIK Notes;

•

an increase of $2.2 million due to a higher principal amount of debt and higher interest rates resulting from the repurchase or repayment of certain notes and loans in connection with our change of control offers that were completed in the second and third quarters of 2008; and

•	an increase of $4.9 million related to the 2009 Sub Holdco Notes Offering; partially offset by

•	a decrease of $58.0 million due to lower interest rates on our variable rate debt in 2009 as compared to 2008.

The non-cash portion of total interest expense, net was $320.2 million for the nine months ended September 30, 2009 and included $227.0 million of PIK interest expense. The remaining non-cash interest expense was primarily associated with the amortization of the deferred financing fees incurred as a result of new or refinanced debt and the amortization and accretion of discounts and premiums recorded to adjust our debt to fair value in connection with the New Sponsors Acquisition.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt in 2009 was recognized in connection with Intelsat Sub Holdco’s purchase of $114.2 million of Intelsat, Ltd.’s outstanding 7 5/8% Senior Notes due 2012 for $93.3 million and $346.5 million of Intelsat, Ltd.’s outstanding 6 1/2% Senior Notes due 2013 for $254.6 million pursuant to the Tender Offer. The loss was primarily driven by the difference between the carrying value of the notes purchased and the cash paid for the purchase, as a result of the higher unamortized discount recorded in connection with the New Sponsors Acquisition, when our pre-acquisition long-term debt was adjusted to fair value as of the effective date of the transaction.

Other Income (Expense), Net

Other income, net was $3.4 million for the three months ended September 30, 2009 as compared to $11.3 million of other expense, net for the three months ended September 30, 2008. The increase of $14.7 million was primarily related to $17.6 million in equity method and impairment losses in 2008 from our investment in the satellite-based broadband service provider, WildBlue Communications, Inc. (“WildBlue”), and a $1.8 million increase in exchange rate gains, primarily due to the U.S. dollar strengthening against the Brazilian real, which impacts our service contracts with our Brazilian customers. Partially offsetting these increases were a $4.0 million decrease in miscellaneous income due to income in 2008 resulting from a reduction in the amounts we were required to pay under a customer contract as a result of an amendment and a $0.6 million realized loss on our available-for-sale investments in 2009.

Other income, net was $9.6 million for the nine months ended September 30, 2009 as compared to $5.4 million other expense, net for the combined nine months ended September 30, 2008. The increase of $15.0 million was primarily related to $17.6 million in equity method and impairment losses from WildBlue, and a $2.8 million increase in exchange rate gains, primarily due to the U.S. dollar strengthening against the Brazilian real. Partially offsetting these increases were a $3.7 million decrease in miscellaneous income due to income in 2008 resulting from a reduction in the amounts we were required to pay under a customer contract as a result of an amendment and a $1.9 million decrease related to a realized gain on our available-for-sale investments in 2008 compared to a realized loss in 2009.

Provision for (Benefit from) Income Taxes

Our benefit from income taxes was $3.5 million for the three months ended September 30, 2009 compared to a provision for income taxes of $16 thousand for the three months ended September 30, 2008. The difference was principally due to higher pre-tax book income in certain taxable jurisdictions, offset by the recognition of a deferred tax asset of $9.5 million, representing the outside basis difference that is expected to reverse upon the completion of the sale of WildBlue to Viasat Inc., and the expiration of statutes of limitations on certain unrecognized tax benefits during the three months ended September 30, 2009.

Our benefit from income taxes was $31.3 million for the nine months ended September 30, 2009 compared to a provision for income taxes of $9.2 million for the combined nine months ended September 30, 2008. The difference was principally due to a higher pre-tax book loss in certain taxable jurisdictions, primarily related to orbital slot impairment charges in the United States, during the nine months ended September 30, 2009.

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

A reconciliation of net loss attributable to Intelsat, Ltd. to EBITDA for the periods shown is as follows (in thousands):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2009	Combined	Successor Entity
			Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2009
	(in thousands)
Net loss attributable to Intelsat, Ltd.	$(179,291)	$(94,276)	$(673,939)	$(684,662)
Add:
Interest expense, net	368,339	337,504	1,009,962	1,027,837
Loss on early extinguishment of debt	—	103	—	14,979
Provision for (benefit from) income taxes	16	(3,476)	9,208	(31,327)
Depreciation and amortization	217,285	199,991	642,680	611,079

EBITDA	$406,349	$439,846	$987,911	$937,906

Liquidity and Capital Resources

Cash Flow Items

	Predecessor Entity	Successor Entity	Combined	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to September 30, 2008	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2009
		(in thousands)
Net cash provided by operating activities	$19,619	$667,878	$687,497	$549,302
Net cash used in investing activities	(24,701)	(298,488)	(323,189)	(462,122)
Net cash used in financing activities	(22,304)	(1,229,795)	(1,252,099)	(57,652)
Net change in cash and cash equivalents	(27,249)	(858,518)	(885,767)	34,332

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $549.3 million for the nine months ended September 30, 2009 reflected a decrease of $138.2 million as compared to the combined nine months ended September 30, 2008. The decreased cash flows from operating activities primarily resulted from an increase in payments for accounts payable and accrued liabilities, including accrued interest, an increase in receivables due to higher revenue, and a decrease in other long term liabilities due to payments. These decreases were partially offset by an increase in net income excluding non-cash items during the nine months ended September 30, 2009 as compared to the combined nine months ended September 30, 2008.

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $138.9 million to $462.1 million for the nine months ended September 30, 2009 as compared to the combined nine months ended September 30, 2008. This increase was primarily due to higher capital expenditures of $152.0 million associated with satellites under construction during the nine months ended September 30, 2009 as compared to the combined nine months ended September 30, 2008.

Net Cash Used in Financing Activities

Net cash used in financing activities was $57.7 million for the nine months ended September 30, 2009 compared to net cash used in financing activities of $1.3 billion for the combined nine months ended September 30, 2008. The decrease in cash used in financing activities was primarily due to the repayment of $1.1 billion of our long term debt in the combined nine months ended September 30, 2008 following the New Sponsors Acquisition, including $88.1 million in premiums paid in connection with the early retirement of certain long-term debt. Cash used in financing activities during the nine months ended September 30, 2009 included repayments on other long-term debt of $424.2 million and a loan repayment to Intelsat Holdings of $34.0 million, partially offset by proceeds from the issuance of long- term debt of $429.2 million.

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

Senior Secured Credit Facilities

Intelsat Sub Holdco Senior Secured Credit Facility

As of September 30, 2009, Intelsat Sub Holdco had a revolving credit facility and certain term loans outstanding under the Intelsat Sub Holdco Amended and Restated Credit Agreement (the “Sub Holdco Credit Agreement”), which consisted of a $344.8 million Tranche B Term loan facility with a seven-year maturity and a $250.0 million revolving credit facility with a six year maturity. Up to $200.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility is available for swingline loans.

Intelsat Sub Holdco is required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, at a rate per annum of 0.375%. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. Obligations under the Sub Holdco Credit Agreement are guaranteed by certain of Intelsat Sub Holdco’s subsidiaries, as well as by Intelsat Intermediate Holding Company, Ltd., and secured by a perfected first priority security interest to the extent legally permissible in substantially all of the tangible and intangible assets of the borrower and guarantors, with certain agreed exceptions.

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

The Consolidated Secured Debt to Consolidated EBITDA Ratio is determined by comparing Consolidated Secured Debt to Consolidated EBITDA, each as defined under the Sub Holdco Credit Agreement. We were in compliance with this financial maintenance covenant ratio, with a Consolidated Secured Debt to Consolidated EBITDA Ratio of 0.3:1.00 since Intelsat Sub Holdco had no secured debt, net of cash, as of September 30, 2009. In the event we were to fail to comply with this financial maintenance covenant ratio and were unable to obtain waivers, we would default under the Sub Holdco Credit Agreement, and the lenders under the Sub Holdco Credit Agreement could accelerate our obligations thereunder, which would result in an event of default under our existing notes and the Intelsat Jackson unsecured credit agreements.

No amounts were outstanding under the revolving credit facility as of September 30, 2009; however, $22.9 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was $221.0 million at such date.

Intelsat Corp Senior Secured Credit Facility

As of September 30, 2009, Intelsat Corp had a revolving credit facility and certain term loans outstanding under the Intelsat Corporation Amended and Restated Credit Agreement (the “Intelsat Corp Amended and Restated Credit Agreement”), which consisted of a $355.9 million Tranche A-3 Term loan with a six-year maturity, a $1.8 billion Tranche B-2 Term Loan facility with a seven and one-half year maturity, and a $175.0 million revolving credit facility with a six-year maturity. Up to $150.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility is available for swingline loans.

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

The Consolidated Secured Debt to Consolidated EBITDA Ratio is determined by comparing Consolidated Secured Debt to Consolidated EBITDA, each as defined under the Intelsat Corp Amended and Restated Credit Agreement. We were in compliance with this financial maintenance covenant ratio, with a Consolidated Secured Debt to Consolidated EBITDA Ratio of 2.55:1.00, as of September 30, 2009. In the event we were to fail to comply with this financial maintenance covenant ratio and were unable to obtain waivers, we would default under the Intelsat Corp Amended and Restated Credit Agreement, and the lenders under the Intelsat Corp Amended and Restated Credit Agreement could accelerate our obligations thereunder, which would result in an event of default under our existing notes and the Intelsat Jackson unsecured credit agreements.

On February 4, 2008, in connection with the New Sponsors Acquisition, Intelsat Corp also executed a Joinder Agreement by and among Intelsat Corp, the several lenders party thereto and certain other parties, to the Intelsat Corp Amended and Restated Credit Agreement pursuant to which it incurred an additional $150.0 million in aggregate principal amount of Tranche B-2 Term Loan.

No amounts were outstanding under the revolving credit facility as of September 30, 2009; however, $2.1 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was $152.2 million (net of standby letters of credit) as of September 30, 2009.

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

2009 Debt Transactions

On October 20, 2009, our indirect subsidiary, Intelsat Jackson, completed an offering of $500.0 million aggregate principal amount at maturity of 8 1/2% Senior Notes due 2019, which yielded $487.1 million of cash proceeds at issuance (the “2009 Jackson Notes Offering”). Upon consummation of the 2009 Jackson Notes Offering, Intelsat Jackson paid a dividend to Intelsat Bermuda in an amount equal to the purchase price paid by Intelsat Bermuda to purchase $400.0 million face amount of the 2017 Bermuda PIK Notes at a discount. Intelsat Bermuda then canceled the purchased 2017 Bermuda PIK Notes. After giving effect to the purchase of the 2017 Bermuda PIK Notes and fees and expenses related thereto and to the 2009 Jackson Notes Offering, approximately $100 million of the proceeds from the 2009 Jackson Notes Offering remained available for general corporate purposes.

On July 31, 2009, our indirect subsidiary, Intelsat Sub Holdco, redeemed the approximately $0.4 million principal amount of its outstanding 8 5/8% Senior Notes due 2015 and the approximately $0.4 million principal amount of its outstanding 8 1/4 % Senior Notes due 2013.

On July 31, 2009, our indirect subsidiary, Intelsat Corp, redeemed the approximately $1.0 million principal amount of its outstanding 9% Senior Notes due 2014 and the approximately $0.01 million principal amount of its outstanding 9% Senior Notes due 2016.

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

New Dawn Credit Facilities

On December 5, 2008, New Dawn Satellite Company Ltd (“New Dawn”) entered into a $215.0 million secured financing arrangement that consists of senior and mezzanine term loan facilities. The credit facilities are non-recourse to New Dawn’s shareholders, including Intelsat, Ltd. and its wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions. The senior facility provides for a commitment of up to $125.0 million. The interest rate on term loans under the senior facility is the aggregate of LIBOR plus an applicable margin between 3.0% and 4.0% and certain costs, if incurred. The mezzanine facility provides for a commitment of up to $90.0 million. The interest rate on term loans under the mezzanine facility is the aggregate of LIBOR plus an applicable margin between 5.3% and 6.3% and certain costs, if incurred. New Dawn is required to pay a commitment fee at a rate per annum of 0.5% on any unused commitments under the term loan facilities. During the nine months ended September 30, 2009, New Dawn incurred satellite related capital expenditures of $71.0 million, and as of September 30, 2009 it had aggregate outstanding borrowings of $76.8 million under the credit facilities.

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

In addition to EBITDA and Sub Holdco Adjusted EBITDA, we also calculate a measure called New Bermuda Adjusted EBITDA, based on the term Adjusted EBITDA, as defined in the indenture governing Intelsat Bermuda’s 11 1/4% Senior Notes due 2017 (the “2017 Bermuda Senior Notes”) and the 2017 Bermuda PIK Notes (together with the 2017 Bermuda Senior Notes, the “2008 Bermuda Notes”).

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

A reconciliation of net cash provided by Intelsat, Ltd. operating activities to net loss attributable to Intelsat, Ltd.; net loss attributable to Intelsat, Ltd. to Intelsat, Ltd. EBITDA; Intelsat, Ltd. EBITDA to New Bermuda Adjusted EBITDA; and New Bermuda Adjusted EBITDA to Sub Holdco Adjusted EBITDA is as follows (in thousands):

	Combined (1)	Successor Entity
	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2009

	(in thousands)
Reconciliation of net cash provided by operating activities to net loss attributable to Intelsat, Ltd.:
Net cash provided by operating activities	$687,497	$549,302
Depreciation and amortization	(642,680)	(611,079)
Impairment of asset value	(63,644)	(499,100)
Provision for doubtful accounts	5,287	(5,696)
Foreign currency transaction gain	2,024	4,804
Loss on disposal of assets	(199)	(2,561)
Share-based compensation expense	(199,544)	(24,037)
Deferred income taxes	18,699	55,295
Amortization of discount, premium and issuance costs	(167,657)	(93,226)
Interest paid-in-kind	(140,678)	(226,956)
Loss on early extinguishment of debt	—	(14,496)
Share in gain (loss) of unconsolidated affiliates	(17,262)	388
Unrealized gains on derivative financial instruments	35,531	64,478
Other non-cash items	(443)	294
Changes in operating assets and liabilities, net of effect of acquisition	(190,870)	117,928

Net loss attributable to Intelsat, Ltd.	(673,939)	(684,662)

Add (Subtract):
Interest expense, net	1,009,962	1,027,837
Loss on early extinguishment of debt	—	14,979
Provision for (benefit from) income taxes	9,208	(31,327)
Depreciation and amortization	642,680	611,079

Intelsat, Ltd. EBITDA	987,911	937,906

Add (Subtract):
Parent and intercompany expenses, net (2)	10,508	9,083
EBITDA from unrestricted subsidiaries (3)	—	(986)
Compensation and benefits (4)	4,781	22,087
Transaction costs (5)	313,102	—
Acquisition related expenses (6)	7,929	17,391
Share in (gain) loss of unconsolidated affiliates (7)	17,247	(388)
Impairment of asset value (8)	63,644	499,100
Gains on derivative financial instruments (9)	(19,820)	(5,303)
Non-recurring and other non-cash items (10)	18,686	15,755
Satellite performance incentives (11)	(8,476)	(6,602)

New Bermuda Adjusted EBITDA	1,395,512	1,488,043

Add (Subtract):
Intelsat Corp Adjusted EBITDA (12)	(592,885)	(571,777)
Parent and intercompany expenses (13)	777	193
Non-recurring intercompany expenses	34,991	—
Satellite performance incentives (11)	8,476	6,602

Sub Holdco Adjusted EBITDA	$846,871	$923,061

(1)	As a result of the consummation of the New Sponsors Acquisition, the financial results for the combined nine months ended September 30, 2008 have been presented separately in our condensed consolidated statements of operations for the “predecessor” entity for the period January 1, 2008 to January 31, 2008 and for the “successor” entity for the period February 1, 2008 to September 30, 2008. For comparative purposes, we combined the periods from January 1, 2008 to January 31, 2008 and February 1, 2008 to September 30, 2008, as we believe this combination is useful to provide the reader a more accurate comparison. This combination is not a U.S. GAAP measure and it is provided to enhance the reader’s understanding of the results of operations for the periods presented.

(2)	Represents expenses incurred at Intelsat, Ltd. for employee salaries and benefits, office operating costs and other expenses.

(3)	Reflects EBITDA of our unrestricted subsidiary, New Dawn, which is excluded under the definitions of New Bermuda Adjusted EBITDA and Sub Holdco Adjusted EBITDA.

(4)	Reflects the portion of the expenses incurred relating to our equity compensation plans, defined benefit retirement plan and other postretirement benefits that are excludable under the definitions of New Bermuda Adjusted EBITDA and Sub Holdco Adjusted EBITDA.

(5)	Reflects transaction costs related to the New Sponsors Acquisition Transactions.

(6)	Reflects expenses incurred in connection with the monitoring fee agreements to provide certain monitoring, advisory and consulting services to Intelsat Bermuda, Intelsat Sub Holdco and their respective subsidiaries.

(7)	Represents gains incurred under the equity method of accounting.

(8)	Represents the non-cash impairment charge recorded to write-down our intangible assets determined to have indefinite useful lives in accordance with the Intangible—Goodwill and Other topic of the Codification.

(9)	Represents the changes in the fair value of the undesignated interest rate swaps as well as the difference between the amount of floating rate interest we receive and the amount of fixed rate interest we pay and the change in the fair value of our put option embedded derivative related to the notes issued in February 2009 by Intelsat Sub Holdco, which are recognized in operating income.

(10)	Reflects certain non-recurring gains and losses, including costs incurred in connection with the New Sponsors Acquisition, expense for services on the Horizons-1 and Horizons-2 satellites and non-cash income related to the recognition of deferred revenue on a straight-line basis of certain prepaid capacity contracts, which are excluded under the definitions of New Bermuda Adjusted EBITDA and Sub Holdco Adjusted EBITDA.

(11)	Represents satellite performance incentive interest expense required to be excluded from interest expense for the calculation of New Bermuda Adjusted EBITDA, but permitted to be included as part of interest expense for the calculation of Sub Holdco Adjusted EBITDA.

(12)	This measure is reported publicly by our subsidiary, Intelsat Corp, which is not a subsidiary of Intelsat Sub Holdco.

(13)	Reflects expenses of Intelsat Bermuda and other holding companies not consolidated under Intelsat Sub Holdco.

Funding Sources and Uses

We are a highly leveraged company and have incurred significant additional debt over the last three years, which has resulted in a large increase in our obligations related to debt service, including increased interest expense. We currently expect to use cash on hand, cash flows provided by operations and availability under our senior secured credit facilities to fund our most significant cash outlays, including debt service requirements and capital expenditures, during the next twelve months.

No amounts were outstanding under our revolving credit facilities as of September 30, 2009; however, we had aggregate outstanding letters of credit of $22.9 million under the revolver portion of Intelsat Sub Holdco’s senior secured credit facilities and $2.1 million under the revolver portion of Intelsat Corp’s senior secured credit facilities. Intelsat Sub Holdco and Intelsat Corp had $221.0 million (net of standby letters of credit) and $152.2 million (net of standby letters of credit), respectively, of availability remaining under their senior secured credit facilities at that date. Under the terms of the credit agreements governing both Intelsat Sub Holdco’s senior secured credit facilities and Intelsat Corp’s amended and restated senior secured credit facilities, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat, Ltd., with a senior secured debt covenant included in the indenture governing Intelsat, Ltd.’s outstanding senior notes. As a result, under certain circumstances, Intelsat Sub Holdco may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Corp has certain amounts outstanding under its revolving credit facility, and Intelsat Corp may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving credit facility.

Contracted Backlog

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog is our expected future revenue under customer contracts, and includes both cancelable and non-cancelable contracts, although 94% of our backlog as of September 30, 2009 related to contracts that either were non-cancelable or were cancelable subject to substantial termination fees. In certain cases of breach for non-payment or customer bankruptcy, we may not be able to recover the full value of certain contracts or termination fees. Our backlog also includes our pro rata share of backlog of our joint venture investments. Our backlog was approximately $9.5 billion as of both June 30, 2009 and September 30, 2009. This backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

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

Payments for satellites and other property and equipment during the nine months ended September 30, 2009 were $456.0 million, which included $72.8 million of payments made by New Dawn. We have multiple satellites on order with two further launches planned in 2009.

In August 2009, we purchased from Israel Aerospace Industries Ltd. its Amos-1 satellite, which is currently in inclined orbit, plus related ground assets. The satellite, with nine Ku-band transponders, had an estimated remaining useful life of 4.4 years, and was purchased together with ground assets for $14.0 million, of which $7.0 million was paid at closing. As of September 30, 2009, the remaining $7.0 million was payable over the next two years. This satellite, which we renamed IS-24, is expected to begin providing service in November 2009.

On October 29, 2009, we were selected as the successful bidder at a bankruptcy auction for the ProtoStar I satellite with an all cash offer of $210 million. The purchase of the satellite and related ground assets, which is subject to certain regulatory and bankruptcy court approvals, is expected to close in the fourth quarter of 2009. Upon closing, ProtoStar I, built by Space Systems Loral, is expected to be re-named Intelsat 25. Launched in July 2008, the satellite is expected to have a 16-year life from its date of launch.

We expect our 2009 total capital expenditures to range from approximately $625 million to $675 million, however, several late 2009 contract milestones could result in some expenditures being delayed into 2010. We intend to fund our capital expenditure requirements through cash on hand, cash provided from operating activities and, if necessary, borrowings under the revolving facilities of our senior secured credit facilities. The expected 2009 capital expenditures range excludes $210 million expected to be paid for the purchase of the ProtoStar I satellite in the fourth quarter of 2009 and approximately $100 million in capital expenditures associated with a satellite that is to be procured and launched in 2010 pursuant to our New Dawn joint venture. We have a 74.9% indirect ownership interest in New Dawn and the financial results of the New Dawn investment will be consolidated within our results. However, the majority of New Dawn’s expenditures will be financed by third parties, and our net cash outlay with respect to New Dawn is expected to be minimal in 2009.

In addition, one of our launch service providers, with which we have contracted for the future launch of three satellites and have options for the launch of four additional satellites, has recently filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), and is continuing its operation as a debtor-in-possession. This could impact our expected capital expenditures in the future. See Item 1A. Risk Factors—Risk Factors Relating to Our Industry—Our dependence on outside contractors could result in increased costs and delays related to the launch of our new satellites, which would in turn adversely affect our business, operating results, liquidity and financial condition.

Disclosures about Market Risk

See Item 3—Quantitative and Qualitative Disclosures About Market Risk.

Off-Balance Sheet Arrangements

On August 1, 2005, Intelsat Corp formed its second satellite joint investment with JSAT International, Inc. to build and launch a Ku-band satellite (“Horizons-2”). The Horizons-2 satellite was launched in December 2007 and placed into service in February 2008. The satellite supports digital video, high-definition television and internet protocol-based content distribution networks to broadband Internet and satellite news gathering services in the United States. The total future joint investment in Horizons-2 is expected to be $127.8 million as of September 30, 2009, of which each of the joint venture partners is required to fund their 50% share.

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires Intelsat Corp to fund its 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $6.1 million during both the combined nine months ended September 30, 2008 and the nine months ended September 30, 2009. Intelsat Corp has entered into a security and pledge agreement with a third-party lender and, pursuant to this agreement, granted a security interest in its contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee in accordance with the Guarantee topic of the Codification, which provides guidance specifically related to a guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. We have recorded a liability of $12.2 million within accrued liabilities as of both December 31, 2008 and September 30, 2009, and a liability of $61.0 million and $48.8 million within other long-term liabilities as of December 31, 2008 and September 30, 2009, respectively, in the accompanying condensed consolidated balance sheets.

We do not have any other significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or liquidity.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update No. 2009-1 105, Generally Accepted Accounting Principles (“Topic 105”), which establishes the Codification as the official single source of authoritative U.S. GAAP, superseding existing literature issued by the FASB, American Institute of Certified Public Accountants Emerging Issues Task Force (“EITF”) and related literature. The Codification became effective for interim and annual periods ending on or after September 15, 2009, after which only one level of authoritative U.S. GAAP exists and all other literature is considered non-authoritative. The Codification does not change existing U.S. GAAP. The Codification is effective for our third quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. Pursuant to the provisions of Topic 105, we have updated references to U.S. GAAP in our financial statements issued for the period ended September 30, 2009. The adoption of Topic 105 did not impact our financial position or results of operations.

Accounting pronouncements issued prior to the Codification will continue to be referenced by their original issuance reference for consistency with prior period filings. We have also provided the Codification topic into which the accounting guidance has been incorporated subsequent to its original issuance.

In September 2009, the FASB amended the Revenue Recognition—Multiple Element Arrangements topic of the Codification. Currently, the absence of vendor specific objective evidence (“VSOE”) or third party evidence (“TPE”) of the fair value of the undelivered item(s) in an arrangement with multiple deliverables is one of the most common reasons entities are unable to recognize revenue on items that have been delivered. The amendment modifies the fair value requirements by providing an alternative for establishing fair value of a deliverable. In instances where VSOE or TPE of the fair value for any of the deliverables in an arrangement is unavailable, the entity may develop a best estimate of the selling price for those deliverables and allocate the arrangement consideration using the relative selling price method. Application of the residual method of allocating an arrangement fee between delivered and undelivered elements will no longer be permitted. Additionally, entities will be required to disclose more information about their multiple-element revenue arrangements. This amendment will be effective and applied prospectively to all revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. We are currently evaluating the requirements of this amendment and the impact, if any, to our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140 (“SFAS No. 166”). Subsequent to the issuance of this accounting pronouncement, SFAS No. 166 has been incorporated into the Codification under the Transfers and Servicing topic, which establishes accounting and reporting standards for transfers and servicing of financial assets. SFAS No. 166 is intended to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial statements related to a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 will be effective at the start of the first annual reporting period beginning after November 15, 2009. We are currently evaluating the requirements of SFAS No. 166 and the impact, if any, to our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). Subsequent to the issuance of this accounting pronouncement, SFAS No. 167 has been incorporated into the Codification under the Consolidations topic. SFAS No. 167 is intended to address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”), as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166 and constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under FIN 46(R) do not always provide timely and useful information about an entity’s involvement in a variable interest entity. SFAS No. 167 will be effective at the start of the first annual reporting period beginning after November 15, 2009. We are currently evaluating the requirements of SFAS No. 167 and the impact, if any, to our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP No. FAS 132(R)-1”). Subsequent to the issuance of this accounting pronouncement, this FSP has been incorporated into the Codification under the Compensation— Retirement Benefits topic. FSP No. FAS 132(R)-1 provides additional disclosure requirements for the plan assets of a defined benefit pension or other postretirement plan. FSP No. FAS 132(R)-1 requires employers of public and nonpublic entities to disclose additional information detailing how investment allocation decisions are made, the major categories of plan assets including concentration of risk and fair value measurements and the fair value techniques used to measure the plan assets. The disclosure requirements are effective for years ending after December 15, 2009. We plan to adopt FSP No. FAS 132(R)-1 and provide the additional disclosure requirements in our Annual Report on Form 10-K for the year ending December 31, 2009.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009. Based upon that evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control over Financial Reporting

No changes occurred in our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

One of our launch service providers, Sea Launch Company L.L.C. (“Sea Launch”), with which we have contracted for the future launch of three satellites, one through Sea Launch and two through Space International Services, and have options for the launch of four additional satellites through Sea Launch, has filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. We have made approximately $100 million of payments under our contracts and options with Sea Launch for the launch of these satellites. In August 2009, we obtained approval from the bankruptcy court to make payments directly to Space International Services for the two launches provided by Space International Services. As of September 30, 2009, we had approximately $43 million outstanding of payments made to Sea Launch relating to satellite launches that Sea Launch is still required to provide us. While Sea Launch is continuing to operate as a debtor-in-possession, and while we may receive full or partial credit for prior payments relating to the launches, there can be no assurance that Sea Launch will honor its contractual obligations to us, or do so without charging us significant additional amounts beyond what is provided for in our current agreements. In addition, should we try to procure alternative launch services for the satellites involved, there can be no assurance that we will not incur significant delays and significant additional expenses as a result. The loss of contractual payments that we have previously made to Sea Launch, and any additional expenses we may incur in effecting the launch of the satellites involved, could have a material adverse effect on our business, operating results, liquidity and financial conditions.

No other material changes in the risks related to our business have occurred since we filed our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Document Description
4.1	Supplemental Indenture dated June 29, 2009, to Indenture dated June 27, 2008 by and among Intelsat Subsidiary Holding Company, Ltd., the Registrant, other guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 99.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on July 6, 2009).

4.2	Supplemental Indenture dated June 29, 2009, to Indenture dated June 27, 2008 by and among Intelsat Intermediate Holding Company, Ltd., the Registrant, other guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 99.2 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on July 6, 2009).

4.3	Supplemental Indenture dated July 1, 2009, to Indenture dated July 1, 2008 by and among Intelsat Jackson Holdings, Ltd., the Registrant, other guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 99.3 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on July 6, 2009).

4.4	Supplemental Indenture dated July 20, 2009, to Indenture dated July 18, 2008 by and among Intelsat Corporation, Intelsat, Ltd., other guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 99.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on July 23, 2009).

4.5	Supplemental Indenture dated July 20, 2009, to Indenture dated July 18, 2008 by and among Intelsat Corporation, Intelsat, Ltd., other guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 99.2 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on July 23, 2009).

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

Exhibit No.	Document Description
31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT, LTD.

Date: November 9, 2009	By	/s/ DAVID MCGLADE
David McGlade
Deputy Chairman and Chief Executive Officer

INTELSAT, LTD.

Date: November 9, 2009	By	/s/ MICHAEL MCDONNELL
Michael McDonnell
Executive Vice President and Chief Financial Officer