Form 10-Q
period 2010-03-31
INTELSAT S.A.
filed 2010-05-12
CIK 1156871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

+352 24-87-9920

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

As of May 10, 2010, 5,000,000 common shares, par value $1.00 per share, were outstanding.

INTRODUCTION

In this Quarterly Report, unless otherwise indicated or the context otherwise requires, (1) the terms “we,” “us,” “our”, “the Company” and “Intelsat” refer to Intelsat S.A. and its subsidiaries on a consolidated basis, (2) the terms “Serafina Holdings” and “Intelsat Global” refer to Intelsat Global S.A. (formerly known as Serafina Holdings Limited), (3) the term “Serafina” refers to Intelsat Global Subsidiary S.A. (formerly known as Serafina Acquisition Limited), (4) the term “Intelsat Holdings” refers to Intelsat S.A.’s parent, Intelsat Holdings S.A. (5) the term “Intelsat Luxembourg” refers to Intelsat (Luxembourg) S.A., Intelsat S.A.’s direct wholly-owned subsidiary, (6) the term “Intelsat Jackson” refers to Intelsat Jackson Holdings S.A., Intelsat Luxembourg’s direct wholly-owned subsidiary, (7) the term “Intermediate Holdco” refers to Intelsat Intermediate Holding Company S.A., Intelsat Jackson’s direct wholly-owned subsidiary, (8) the term “Intelsat Sub Holdco” refers to Intelsat Subsidiary Holding Company S.A., Intermediate Holdco’s direct wholly-owned subsidiary, (9) the term “PanAmSat Holdco” refers to PanAmSat Holding Corporation, and not to its subsidiaries, prior to the PanAmSat Acquisition Transactions (as defined below), (10) the term “Intelsat Corp” refers to PanAmSat Corporation prior to the PanAmSat Acquisition Transactions and to Intelsat Corporation thereafter, (11) the term “PanAmSat” refers to PanAmSat Holding Corporation and its subsidiaries on a consolidated basis prior to the PanAmSat Acquisition Transactions, (12) the term “PanAmSat Acquisition Transactions” refers to our acquisition of PanAmSat on July 3, 2006 and related transactions, and (13) the term “New Sponsors Acquisition Transactions” refers to the acquisition of Intelsat Holdings by Serafina on February 4, 2008 and related transactions.

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

The forward-looking statements made in this Quarterly Report reflect our intentions, plans, expectations, assumptions and beliefs about future events. These forward-looking statements speak only as of the date of this Quarterly Report and are not guarantees of future performance or results and are subject to risks, uncertainties and other factors, many of which are outside of our control. These factors could cause actual results or developments to differ materially from the expectations expressed or implied in the forward-looking statements and include known and unknown risks. Known risks include, among others, the risks discussed in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009, the political, economic and legal conditions in the markets we are targeting for communications services or in which we operate and other risks and uncertainties inherent in the telecommunications business in general and the satellite communications business in particular.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTELSAT S.A.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31, 2009	As of March 31, 2010
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$477,571	$380,511
Receivables, net of allowance of $20,517 in 2009 and $19,928 in 2010	294,539	296,906
Deferred income taxes	50,643	51,011
Prepaid expenses and other current assets	33,561	54,730

Total current assets	856,314	783,158
Satellites and other property and equipment, net	5,781,955	5,804,400
Goodwill	6,780,827	6,780,827
Non-amortizable intangible assets	2,458,100	2,458,100
Amortizable intangible assets, net	978,599	946,029
Other assets	487,140	493,629

Total assets	$17,342,935	$17,266,143

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$157,519	$152,140
Employee related liabilities	48,882	23,779
Accrued interest payable	369,376	265,360
Current portion of long-term debt	97,689	92,591
Deferred satellite performance incentives	18,683	16,220
Deferred revenue	53,671	55,429
Other current liabilities	68,823	63,839

Total current liabilities	814,643	669,358
Long-term debt, net of current portion	15,223,010	15,367,701
Deferred satellite performance incentives, net of current portion	128,774	125,350
Deferred revenue, net of current portion	254,636	296,110
Deferred income taxes	548,719	540,775
Accrued retirement benefits	239,873	239,026
Other long-term liabilities	335,159	337,141
Redeemable noncontrolling interest	8,884	16,604
Commitments and contingencies (Note 12)
Shareholder’s deficit:
Ordinary shares, $1.00 par value, 100,000,000 shares authorized and 5,000,000 shares issued and outstanding at December 31, 2009 and March 31, 2010	5,000	5,000
Paid-in capital	1,520,616	1,506,720
Accumulated deficit	(1,667,998)	(1,772,980)
Accumulated other comprehensive loss	(68,381)	(66,579)

Total Intelsat S.A. shareholder’s deficit	(210,763)	(327,839)
Noncontrolling interest	—	1,917

Total liabilities and shareholder’s deficit	$17,342,935	$17,266,143

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
Revenue	$631,847	$621,140
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	103,520	97,357
Selling, general and administrative	46,510	45,119
Depreciation and amortization	210,929	196,807
Impairment of asset value	499,100	6,538
Losses on derivative financial instruments	7,956	29,867

Total operating expenses	868,015	375,688

Income (loss) from operations	(236,168)	245,452
Interest expense, net	350,720	339,824
Loss on early extinguishment of debt	(14,876)	—
Other income, net	932	2,773

Loss before income taxes	(600,832)	(91,599)
Provision for (benefit from) income taxes	(43,246)	11,829

Net loss	(557,586)	(103,428)
Net (income) loss attributable to noncontrolling interest	(60)	810

Net loss attributable to Intelsat S.A.	$(557,646)	$(102,618)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
Cash flows from operating activities:
Net loss	$(557,586)	$(103,428)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	210,929	196,807
Impairment of asset value	499,100	6,538
Provision for doubtful accounts	(1,167)	2,200
Foreign currency transaction loss	846	213
Loss on disposal of assets	1,943	13
Share-based compensation expense	466	(5,981)
Deferred income taxes	(49,912)	(106)
Amortization of discount, premium, issuance costs and other non-cash items	31,276	25,447
Interest paid-in-kind	72,843	71,986
Loss on early extinguishment of debt	14,496	—
Share in gain of unconsolidated affiliates	(132)	(124)
Gain on sale of investment	—	(1,261)
Unrealized (gains) losses on derivative financial instruments	(6,505)	4,355
Other non-cash items	(17)	866
Changes in operating assets and liabilities:
Receivables	(8,436)	(6,069)
Prepaid expenses and other assets	1,611	(78,442)
Accounts payable and accrued liabilities	(99,470)	(70,321)
Deferred revenue	(23,537)	43,232
Accrued retirement benefits	1,111	(847)
Other long-term liabilities	(5,907)	(630)

Net cash provided by operating activities	81,952	84,448

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(132,550)	(190,526)
Proceeds from sale of other property and equipment	744	—
Proceeds from sale of investment	—	28,594
Capital contributions to unconsolidated affiliates	(6,105)	(6,105)
Other investing activities	1,187	4,896

Net cash used in investing activities	(136,724)	(163,141)

Cash flows from financing activities:
Repayments of long-term debt	(376,078)	(28,125)
Proceeds from issuance of long-term debt	382,485	13,774
Debt issuance costs	(7,331)	—
Noncontrolling interest in New Dawn	—	610
Principal payments on deferred satellite performance incentives	(9,359)	(4,315)
Principal payments on capital lease obligations	(1,580)	(98)

Net cash used in financing activities	(11,863)	(18,154)

Effect of exchange rate changes on cash and cash equivalents	(846)	(213)

Net change in cash and cash equivalents	(67,481)	(97,060)
Cash and cash equivalents, beginning of period	470,211	477,571

Cash and cash equivalents, end of period	$402,730	$380,511

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$317,846	$280,826
Income taxes paid	10,417	6,382
Supplemental disclosure of non-cash investing activities:
Accrued capital expenditures	$15,253	$66,335

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2010

Note 1    General

Basis of Presentation

The accompanying condensed consolidated financial statements of Intelsat S.A. and its subsidiaries (“Intelsat,” “we,” “us” or “our”) have not been audited, but are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. References to U.S. GAAP issued by the Financial Accounting Standards Board (“FASB”) in these footnotes are to the FASB Accounting Standards Codification (“ASC” or the “Codification”). The unaudited condensed consolidated financial statements include all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of these financial statements. The results of operations for the periods presented are not necessarily indicative of operating results for the full year. The condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 on file with the Securities and Exchange Commission.

On December 15, 2009, Intelsat, Ltd. and certain of its parent holding companies and subsidiaries migrated their jurisdiction of organization from Bermuda to Luxembourg (the “Migration”). As a result of the Migration, our headquarters are located in Luxembourg. Each company that migrated has continued its corporate and legal personality in Luxembourg. Subsequent to the Migration, Intelsat Global, Ltd. is now known as Intelsat Global S.A. (“Intelsat Global”), Intelsat Global Subsidiary, Ltd. is now known as Intelsat Global Subsidiary S.A., Intelsat Holdings, Ltd. is now known as Intelsat Holdings S.A. (“Intelsat Holdings”), Intelsat, Ltd. is now known as Intelsat S.A., Intelsat (Bermuda), Ltd. is now known as Intelsat (Luxembourg) S.A. (“Intelsat Luxembourg”), Intelsat Jackson Holdings, Ltd. is now known as Intelsat Jackson Holdings S.A. (“Intelsat Jackson”), Intelsat Intermediate Holding Company, Ltd. is now known as Intelsat Intermediate Holding Company S.A. (“Intermediate Holdco”) and Intelsat Subsidiary Holding Company, Ltd. is now known as Intelsat Subsidiary Holding Company S.A. (“Intelsat Sub Holdco”).

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Examples of estimates include the allowance for doubtful accounts, pension and postretirement benefits, the fair value of our derivative instruments, the fair value of the redeemable noncontrolling interest, the fair value of share-based and other compensation awards, income taxes, useful lives of satellites, intangible assets and other property and equipment, the recoverability of goodwill and the fair value of non-amortizable intangible assets. Changes in such estimates may affect amounts reported in future periods.

Recently Adopted Accounting Pronouncements

During the third quarter of 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13 (EITF 08-1), Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASC Subtopic 605-25, Revenue Recognition-Multiple-Element-Arrangements (“ASC Subtopic 605-25”), sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

ASU 2009-13 amends ASC Subtopic 605-25 to eliminate the requirement that all undelivered elements must have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion that is attributable to items already delivered. In the absence of VSOE or TPE of the stand-alone selling price for one or more delivered or undelivered elements in the arrangement, entities will be required to make a best estimate of the selling prices of those elements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted.

Historically, we have entered into contracts with customers to deliver multiple services such as tracking, telemetry and control (“TT&C”), satellite capacity and equipment. These elements usually have separate delivery dates. Under the previous guidance, in certain situations we deferred the revenue of all deliverables until the undelivered item had been provided because we were unable to demonstrate VSOE or TPE for the undelivered items (primarily capacity). The arrangements with multiple deliverables are not common and are non-standard; therefore, they do not constitute a significant portion of the contracts entered into during a given year.

Intelsat elected to early adopt ASU 2009-13 on a prospective basis, effective for the first quarter of 2010. The adoption of ASU 2009-13 did not have a material impact on our condensed consolidated statement of operations for the three months ended March 31, 2010 and is not expected to significantly impact future periods.

Note 2    Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurements and Disclosures (“FASB ASC 820”), defines fair value, establishes a market-based framework or hierarchy for measuring fair value and provides for certain required disclosures about fair value measurements. The guidance is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements.

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

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

The following tables present assets and liabilities measured and recorded at fair value in our condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy (in thousands), excluding long-term debt (see Note 8—Long-Term Debt):

		Fair Value Measurements at December 31, 2009
Description	As of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities (1)	$34,303	$34,303	$—	$—
Undesignated interest rate swaps	15,662	—	15,662	—

Total assets	$49,965	$34,303	$15,662	$—

Liabilities
Undesignated interest rate swaps	$115,512	$—	$115,512	$—
Embedded derivative	14,600	—	—	14,600
Redeemable noncontrolling interest (2)	8,884	—	—	8,884

Total liabilities	$138,996	$—	$115,512	$23,484

		Fair Value Measurements at March 31, 2010
Description	As of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities (1)	$5,881	$5,881	$—	$—
Undesignated interest rate swaps	21,775	—	21,775	—

Total assets	$27,656	$5,881	$21,775	$—

Liabilities
Undesignated interest rate swaps	$128,724	$—	$128,724	$—
Embedded derivative	10,480	—	—	10,480
Redeemable noncontrolling interest (2)	16,604	—	—	16,604

Total liabilities	$155,808	$—	$128,724	$27,084

(1)	The cost basis of our available-for-sale marketable securities was $34.0 million at December 31, 2009 and $6.6 million at March 31, 2010.

(2)	Redeemable noncontrolling interest is classified as mezzanine equity in the accompanying condensed consolidated balance sheets.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

The following tables present the activity for those items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC 820 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Redeemable Noncontrolling Interest	Embedded Derivative	Total
Balance at December 31, 2008	$4,500	$—	$4,500
Purchases, issuances and settlements	—	36,040	36,040
Mark to market valuation adjustment	4,754	(21,440)	(16,686)
Net loss attributable to noncontrolling interest	(370)	—	(370)

Balance at December 31, 2009	$8,884	$14,600	$23,484

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Redeemable Noncontrolling Interest	Embedded Derivative	Total
Balance at December 31, 2009	$8,884	$14,600	$23,484
Contributions	610	—	610
Mark to market valuation adjustment	7,916	(4,120)	3,796
Net loss attributable to noncontrolling interest	(806)	—	(806)

Balance at March 31, 2010	$16,604	$10,480	$27,084

In accordance with the FASB ASC 480, Distinguishing Liabilities from Equity, regarding the classification and measurement of redeemable securities, we mark to market the fair value of the noncontrolling interest in our joint venture investment, at each reporting period. We performed a fair value analysis of the noncontrolling interest related to our 74.9% indirect ownership interest in New Dawn Satellite Company, Ltd. (“New Dawn”) as of March 31, 2010, and this resulted in an increase in the noncontrolling interest of $7.9 million.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, such items are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as if there is evidence of impairment.

Note 3    Share-Based and Other Compensation Plans

We maintain a variety of equity-based awards issued under the amended and restated Intelsat Global, Ltd. 2008 Share Incentive Plan (the “2008 Incentive Plan”), which was adopted by the board of directors of Intelsat Global on May 6, 2009. The 2008 Incentive Plan provides for a variety of equity-based awards with respect to Class A common shares of Intelsat Global (the “Class A Shares”), and Class B common shares of Intelsat Global (the “Class B Shares” and, together with the Class A Shares, the “Common Shares”), including non-qualified share options, incentive share options (within the meaning of Section 422 of the United States Internal Revenue Service Tax Code), restricted share awards, restricted share unit awards, share appreciation rights, phantom share awards and performance-based awards. There were no new equity-based awards granted by Intelsat Global during the three months ended March 31, 2010.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

During the three months ended March 31, 2010, we cancelled 3,825 Class A rollover options in return for cash and we repurchased 1,797 vested Class B Shares. Additionally, during the three months ended March 31, 2009 and 2010, we recorded compensation expense of $0.5 million and $1.3 million, respectively, related to Class A rollover shares. We also recognized compensation expense of $0.1 million, $0.2 million and a credit of $7.6 million during the three months ended March 31, 2010, related to Class A rollover options, Class A options and Class B Shares, respectively.

Note 4    Retirement Plans and Other Retiree Benefits

(a) Pension and Other Postretirement Benefits

We maintain a noncontributory defined benefit retirement plan covering substantially all of our employees hired prior to July 19, 2001. The cost of providing benefits to eligible participants under the defined benefit retirement plan is calculated using the plan’s benefit formulas, which take into account the participants’ remuneration, dates of hire, years of eligible service, and certain actuarial assumptions. In addition, as part of the overall medical plan, we provide postretirement medical benefits to certain current retirees who meet the criteria under the medical plan for postretirement benefit eligibility.

The defined benefit retirement plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. We expect that our future contributions to the defined benefit retirement plan will be based on the minimum funding requirements of the Internal Revenue Code and on the plan’s funded status. Recent market conditions have resulted in an unusually high degree of volatility and increased risks related to the short-term liquidity of certain investments held by our defined benefit retirement plan, which could impact the value of the plan assets after the date of these condensed consolidated financial statements. Additionally, any significant decline in the fair value of our defined benefit retirement plan assets could affect its funded status. The impact on the funded status as of October 1, the plan’s annual measurement date, is determined based upon market conditions in effect when we completed our annual valuation. During the three months ended March 31, 2010, we made a contribution to the defined benefit retirement plan of $2.4 million. We anticipate that we will make additional contributions of up to approximately $7.2 million to the defined benefit retirement plan during the remainder of 2010. We fund the postretirement medical benefits throughout the year based on benefits paid. We anticipate that our contributions to fund postretirement medical benefits in 2010 will be approximately $4.0 million.

Included in accumulated other comprehensive loss at March 31, 2010 is $106.8 million ($67.4 million, net of tax) that has not yet been recognized in net periodic pension cost, which includes the amortization of unrecognized prior service credits and unrecognized actuarial losses.

Net periodic pension benefit costs included the following components (in thousands):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
Service cost	$694	$726
Interest cost	5,176	5,221
Expected return on plan assets	(5,143)	(4,855)
Amortization of unrecognized prior service cost	(43)	(43)
Amortization of unrecognized net loss	—	910

Net periodic costs	$684	$1,959

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

Net periodic other postretirement benefit costs included the following components (in thousands):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
Service cost	$195	$138
Interest cost	1,202	1,232

Total costs	$1,397	$1,370

(b) Other Retirement Plans

We maintain two defined contribution retirement plans, qualified under the provisions of Section 401(k) of the Internal Revenue Code, for our employees in the United States. We recognized compensation expense for these plans of $1.7 million and $1.8 million for the three months ended March 31, 2009 and 2010, respectively. We also maintain other defined contribution retirement plans in several non-U.S. jurisdictions, but such plans are not material to our financial position or results of operations.

Note 5    Satellites and Other Property and Equipment

(a) Satellites and Other Property and Equipment, Net

Satellites and other property and equipment, net were comprised of the following (in thousands):

	As of December 31, 2009	As of March 31, 2010
Satellites and launch vehicles	$6,384,964	$6,542,356
Information systems and ground segment	377,237	387,425
Buildings and other	273,518	274,850

Total cost	7,035,719	7,204,631
Less: accumulated depreciation	(1,253,764)	(1,400,231)

Total	$5,781,955	$5,804,400

Satellites and other property and equipment are stated at cost. Satellites and other property and equipment acquired as part of an acquisition are based on their fair value at the date of acquisition.

Satellites and other property and equipment, net as of December 31, 2009 and March 31, 2010 included construction-in-progress of $1.1 billion and $826.4 million, respectively. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $13.5 million and $23.3 million were capitalized during the three months ended March 31, 2009 and 2010, respectively.

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

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

(b) Satellite Launch

On February 12, 2010, we successfully launched our IS-16 satellite into orbit. This satellite operates at 58º west longitude and serves programmers, government and corporate broadband customers in Latin America. This satellite entered into service in March 2010.

(c) Satellite Health

On February 1, 2010 our IS-4 satellite experienced an anomaly of its backup satellite control processor (“SCP”). The anomaly has caused this satellite to be deemed unrecoverable, resulting in a net non-cash impairment charge in February 2010 of $6.5 million to write off the remaining carrying value of the IS-4 satellite, which was not insured, and related deferred performance incentive obligations. Launched in 1995, IS-4 was expected to reach its end of service life later in 2010. IS-4 had previously experienced the failure of its primary SCP and was operating on its backup SCP.

See Note 15—Subsequent Events—(a) Satellite Anomaly.

Note 6    Investments

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). Subsequent to the issuance of the accounting pronouncement, SFAS No. 167 was incorporated into the Codification under FASB ASC Topic 810, Consolidations (“FASB ASC 810”). FASB ASC 810 is intended to revise the previous methodology used to determine the primary beneficiary of a Variable Interest Entity (“VIE”). Historically, the analysis was primarily quantitative and contained certain considerations of qualitative factors. FASB ASC 810 eliminates the quantitative approach for determining the primary beneficiary of a VIE and revises the guidance to employ a more qualitative approach to analyzing a VIE, including consideration of the substance of the VIE as well as assessing the underlying factors driving the economics of the VIE. Additionally, the revised guidance requires an ongoing assessment of whether an entity is the primary beneficiary and includes additional disclosure requirements, which are included below, including further description and explanation as to how an entity determined the primary beneficiary of the VIE. Under FASB ASC 810, the primary beneficiary is the entity that consolidates a VIE. We adopted FASB ASC 810 in the first quarter of 2010.

During 2009 and 2010 we had ownership interests in a number of entities which meet the criteria to be classified as a VIE, including WildBlue Communications Inc. (“WildBlue”), Horizons-1, Horizons-2, New Dawn and WP Com, as defined below. We had a noncontrolling ownership interest of approximately 28% in WildBlue in 2009 and accordingly did not consolidate WildBlue in accordance with FASB ASC 810. We have a greater than 50% controlling ownership and voting interest in New Dawn and therefore consolidate the New Dawn joint venture. Horizons-1 and Horizons-2, as well as WP Com, are discussed in further detail below, including our analyses of the primary beneficiary determination as required under FASB ASC 810.

(a) WildBlue Communications, Inc.

Prior to December 15, 2009, we had a noncontrolling ownership interest of approximately 28% in WildBlue, a company offering broadband Internet access services in the continental United States via Ka-band satellite capacity. We accounted for our investment using the equity method of accounting. On December 15, 2009, we sold our ownership interest in WildBlue to Viasat Inc. through a non-cash transaction whereby we

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

exchanged our interest in WildBlue for shares of Viasat Inc. common stock. During the three months ended March 31, 2010, we sold all of our shares of Viasat Inc. common stock for $28.6 million, and recorded a $1.3 million gain on the sale within our condensed consolidated statement of operations.

(b) Horizons-1 and Horizons-2

As a result of our acquisition of PanAmSat Holding Corporation (“PanAmSat Holdco”) and its subsidiaries on July 3, 2006 and related transactions (the “PanAmSat Acquisition Transactions”), we have a joint venture with JSAT International, Inc. (“JSAT”), a leading satellite operator in the Asia-Pacific region. The joint venture is named Horizons Satellite Holdings, LLC (“Horizons Holdings”), and consists of two investments: Horizons-1 Satellite LLC (“Horizons-1”) and Horizons-2 Satellite LLC (“Horizons-2”). We provide certain services to the joint venture and utilize capacity from the joint venture.

In accordance with the guidance provided under FASB ASC 810, we are required to reassess the primary beneficiary determination of Horizons Holdings on a recurring basis as well as consider more qualitative factors when considering the primary beneficiary. Upon inception of the joint venture, we originally concluded that we were not the primary beneficiary of the joint venture and therefore did not consolidate Horizons Holdings. The assessment considered both quantitative and qualitative factors surrounding the joint venture, including which entity was more exposed to risk of loss or gain as well as other factors such as whether one partner of the joint venture had more voting power or other control of the joint venture. Horizons Holdings is set up with a joint 50/50 share of management authority as well as an equal share of the profits and revenues from Horizons-1 and Horizons-2. Therefore the equal share of quantitative and qualitative rights from the joint venture alone was not persuasive in defining a primary beneficiary. However, JSAT guarantees the payment of the debt at Horizons Holdings which was incurred to finance the construction of the Horizons-2 satellite. As a result, it was determined that we were not the primary beneficiary and would not consolidate Horizons Holdings. Rather, our investment is accounted for using the equity method of accounting. Subsequent to inception, and considering the guidance in FASB ASC 810, there have been no events or revisions to the joint venture which would change our primary beneficiary determination. As of March 31, 2010, we continue to believe that we are not the primary beneficiary of the VIE and therefore we have not consolidated Horizons Holdings.

Horizons-1 owns and operates the Ku-band portion of the Horizons-1 satellite in the fixed satellite services sector, offering service to customers in the Asia-Pacific region. Through our investment in Horizons Holdings, we have an indirect 50% ownership interest in Horizons-1, an investment which is accounted for under the equity method of accounting. Our share of the results of Horizons-1 is included in other income, net in the accompanying condensed consolidated statements of operations and was income of $0.04 million for the three months ended March 31, 2009 and 2010. The investment balance of $12.6 million and $12.0 million as of December 31, 2009 and March 31, 2010, respectively, was included within other assets in the accompanying condensed consolidated balance sheets.

During the three months ended March 31, 2009 and 2010, we recorded expenses of $0.9 million in relation to the utilization of Ku-band satellite capacity from Horizons-1. Additionally, we provide TT&C and administrative services for the Horizons-1 satellite. We recorded revenue for these services of $0.2 million during the three months ended March 31, 2009 and 2010.

We also have a revenue share agreement with JSAT related to services sold on the Horizons-1 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. As a

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

result of this agreement, we reduced revenue by $3.8 million and $3.6 million for the three months ended March 31, 2009 and 2010, respectively. The payable due to JSAT was $1.8 million and $2.0 million as of December 31, 2009 and March 31, 2010, respectively.

On August 1, 2005, Intelsat Corp formed a second satellite joint investment with JSAT to build and launch a Ku-band satellite, Horizons–2. The Horizons-2 satellite was launched in December 2007 and placed into service in February 2008. Similar to the Horizons-1 joint venture, we share an indirect 50/50 ownership and voting interest in Horizons-2 with JSAT through our investment in Horizons Holdings. However, unlike Horizons-1, JSAT guarantees the payment of debt for the Horizons-2 joint venture.

The total future joint investment in Horizons-2 is expected to be $113.5 million as of March 31, 2010, of which each of the joint venture partners is required to fund their 50% share. Our share of the results of Horizons-2 is included in other income, net in the accompanying condensed consolidated statements of operations and was income of $0.09 million and $0.08 million for the three months ended March 31, 2009 and 2010, respectively. As of December 31, 2009 and March 31, 2010, the investment balance of $75.3 million and $74.7 million, respectively, was included within other assets in the accompanying condensed consolidated balance sheets.

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $6.1 million during the three months ended March 31, 2009 and 2010. We have entered into a security and pledge agreement with a third-party lender and, pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee. We recorded a liability of $12.2 million within accrued liabilities as of December 31, 2009 and March 31, 2010, and a liability of $48.8 million and $42.7 million within other long-term liabilities as of December 31, 2009 and March 31, 2010, respectively, in the accompanying condensed consolidated balance sheets.

We provide TT&C and administrative services for the Horizons-2 satellite. We recorded revenue for these services of $0.2 million during the three months ended March 31, 2009 and 2010. During the three months ended March 31, 2009 and 2010, we recorded expenses of $1.8 million and $1.7 million, respectively, in relation to the utilization of satellite capacity for the Horizons-2 satellite.

We also have a revenue share agreement with JSAT related to services sold on the Horizons-2 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. As a result of this agreement, we reduced revenue by $2.1 million and $2.3 million for the three months ended March 31, 2009 and 2010, respectively. The amount payable to JSAT was $1.8 million and $1.6 million as of December 31, 2009 and March 31, 2010, respectively.

(c) New Dawn

In June 2008, we entered into a project and shareholders’ agreement (the “New Dawn Project Agreement”) with Convergence SPV, Ltd. (“Convergence Partners”) pursuant to which New Dawn, a Mauritius company in which we have a 74.9% indirect ownership interest and Convergence Partners has a 25.1% noncontrolling ownership interest, intends to procure and launch a new satellite to provide satellite transponder services to customers in Africa. We currently expect the satellite to be launched during the fourth quarter of 2010.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

New Dawn entered into a secured loan financing arrangement, which is non-recourse to New Dawn’s shareholders, including us and our wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions, on December 5, 2008 to obtain $215.0 million of financing to fund a portion of the cost of construction and launch of the new satellite (see Note 8—Long-Term Debt). In addition, we and Convergence Partners have agreed to make certain capital contributions to New Dawn in proportion to our respective ownership interests in New Dawn to fund a portion of these costs. Total equity contributions to New Dawn during the first quarter of 2010 were $2.4 million, of which $1.8 million were attributable to us with the remaining $0.6 million contributed by Convergence Partners. New Dawn and its subsidiaries are unrestricted subsidiaries for purposes of applicable indentures and credit agreements of ours and our wholly-owned subsidiaries.

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

Convergence Partners has at its option the ability to require us to buy its ownership interest at fair value subsequent to the operations of New Dawn’s assets for a period as defined in the New Dawn Project Agreement. As a result of this option, as of each balance sheet date, we have reflected within mezzanine equity the estimated amount that we would pay to Convergence Partners as if the option was exercised. This amount reflects the fair value analysis we performed at March 31, 2010, which resulted in a $7.9 million increase in the fair value. The $7.9 million change in fair value is shown as a reduction in our paid-in capital at March 31, 2010. We have assessed the significance of the Level 3 inputs to the overall valuation and have concluded that the valuation in its entirety is classified in Level 3 of the fair value hierarchy (see Note 2—Fair Value Measurements).

We consolidated New Dawn within our condensed consolidated financial statements, net of eliminating entries. Additionally, we accounted for the percentage interest in New Dawn owned by Convergence Partners as a noncontrolling interest. We recorded the transaction in accordance with the guidance provided under the Distinguishing Liabilities from Equity topic of the Codification specifically related to the classification and measurement of redeemable securities.

(d) WP Com

We have formed a joint venture with Corporativo W. Com S. de R.L. de C.V. (“Corporativo”) named WP Com, S. de R.L. de C.V. (“WP Com”). We own 49% of the voting equity shares and 88% of the economic interest in WP Com and Corporativo owns the remaining 51% of the voting equity shares. PanAmSat de Mexico, S. de R.L. de C.V. (“PAS de Mexico”) is a subsidiary of WP Com, 99.9% of which is owned by WP Com, with the remainder of the equity interest split between us and Corporativo. We formed WP Com to enable us to operate in Mexico, and PAS de Mexico acts as a reseller of our satellite services to customers in Mexico. Profits and losses of WP Com are allocated to the joint venture partners based upon the voting equity shares.

We have determined that this joint venture meets the criteria of a VIE under FASB ASC 810. In accordance with FASB ASC 810, we evaluated this joint venture to determine the primary beneficiary. We have concluded that we are the primary beneficiary because we influence the underlying business drivers of PAS de Mexico, including being the sole provider for satellite services that PAS de Mexico resells. Furthermore, we have modified our pricing for these services to ensure that PAS de Mexico continues to operate in the Mexican market. Corporativo does not fund any of the operating expenses of PAS de Mexico. Thus, we have consolidated

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

WP Com within our condensed consolidated financial statements and we have accounted for the percentage interest in the voting equity of WP Com owned by Corporativo as a noncontrolling interest, which is included in the equity section of our condensed consolidated balance sheet in accordance with FASB ASC 810.

Note 7    Goodwill and Other Intangible Assets

The carrying amounts of goodwill and acquired intangible assets not subject to amortization consist of the following (in thousands):

	As of December 31, 2009	As of March 31, 2010
Goodwill	$6,780,827	$6,780,827
Trade name	70,400	70,400
Orbital locations	2,387,700	2,387,700

We determine the estimated fair value of our rights to operate at orbital locations using the build up method, as described below, to determine the cash flows for the income approach, with the resulting projected cash flows discounted at an appropriate weighted average cost of capital. In instances where the build up method does not generate positive value for the right to operate at an orbital location, but the right is expected to generate revenue, we assigned a value based upon independent source data for recent transactions of similar orbital locations.

Under the build up method, the amount an investor would be willing to pay for the right to operate a satellite business at an orbital location within our network is calculated by first estimating the cash flows that typical market participants would assume could be available from the right to operate satellites using the orbital locations in a similar market. It is assumed that rather than acquiring such a business, the buyer would hypothetically start with the right to operate at the orbital locations and build a new operation with similar attributes. Thus the buyer or builder is considered to incur the start-up costs and losses typically associated with such a business, including costs for all other tangible and intangible assets.

We account for goodwill and other non-amortizable intangible assets in accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other (“FASB ASC 350”), and have deemed these assets to have indefinite lives. Therefore, these assets are not amortized but are tested on an annual basis for impairment during the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. During the first quarter of 2009, we recognized a non-cash impairment charge of $499.1 million related to the impairment of our rights to operate at orbital locations resulting from an increase in the discount rate used in our valuation process. There was no similar impairment charge recognized during the first quarter of 2010.

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consist of the following (in thousands):

	As of December 31, 2009			As of March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$743,760	$(270,905)	$472,855	$743,760	$(297,292)	$446,468
Customer relationships	534,030	(28,366)	505,664	534,030	(34,529)	499,501
Technology	2,700	(2,620)	80	2,700	(2,640)	60

Total	$1,280,490	$(301,891)	$978,599	$1,280,490	$(334,461)	$946,029

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

Intangible assets are amortized based on the expected pattern of consumption. We recorded amortization expense of $36.5 million and $32.6 million for the three months ended March 31, 2009 and the three months ended March 2010, respectively.

In the first quarter of 2009, the FASB revised FASB ASC 350 to provide additional guidance for determining the useful life of intangible assets. The revised guidance provides that we are required to disclose on an interim and annual basis our policy related to the renewal or extension of the term of our intangible assets. Our policy is to expense all costs incurred to renew or extend the terms of our intangible assets. The renewal expenses for each of the three months ended March 31, 2009 and 2010 were immaterial to our results of operations.

Note 8    Long-Term Debt

The carrying amounts and fair values of our notes payable and long-term debt were as follows (in thousands):

	As of December 31, 2009		As of March 31, 2010
	Amount	Fair Value	Amount	Fair Value
Intelsat S.A.:
6.5% Senior Notes due November 2013	$353,550	$328,802	$353,550	$345,171
Unamortized discount on 6.5% Senior Notes	(92,653)	—	(88,145)	—
7.625% Senior Notes due April 2012	485,841	478,553	485,841	496,772
Unamortized discount on 7.625% Senior Notes	(71,932)	—	(65,248)	—

Total Intelsat S.A. obligations	674,806	807,355	685,998	841,943

Intelsat Luxembourg:
11.25% Senior Notes due February 2017	2,805,000	2,812,013	2,805,000	2,966,287
11.5% / 12.5% Senior PIK Election Notes due February 2017	2,149,991	2,106,991	2,284,365	2,347,185

Total Intelsat Luxembourg obligations	4,954,991	4,919,004	5,089,365	5,313,472

Intelsat Jackson:
11.25% Senior Notes due June 2016	1,048,220	1,132,078	1,048,220	1,137,319
Unamortized premium on 11.25% Senior Notes	5,619	—	5,468	—
11.5% Senior Notes due June 2016	284,595	306,651	284,595	305,940
9.5% Senior Notes due June 2016	701,913	751,047	701,913	749,292
9.25% Senior Notes due June 2016	55,035	55,794	55,035	57,583
Senior Unsecured Credit Facilities due February 2014	195,152	176,515	195,152	181,394
New Senior Unsecured Credit Facilities due February 2014	810,876	733,437	810,876	753,709
8.5% Senior Notes due 2019	500,000	513,750	500,000	523,750
Unamortized discount on 8.5% Senior Notes	(4,119)	—	(4,052)	—

Total Intelsat Jackson obligations	3,597,291	3,669,272	3,597,207	3,708,987

Intermediate Holdco:
9.25% aggregate principal amount at maturity of $4,545 Senior Discount Notes due February 2015	4,516	4,640	4,545	4,699
9.5% aggregate principal amount at maturity of $481,020 Senior Discount Notes due February 2015	477,385	490,513	481,020	497,278

Total Intermediate Holdco obligations	481,901	495,153	485,565	501,977

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

	As of December 31, 2009		As of March 31, 2010
	Amount	Fair Value	Amount	Fair Value
Intelsat Sub Holdco:
8.5% Senior Notes due January 2013	883,346	901,013	883,346	897,745
8.875% Senior Notes due January 2015	681,012	703,145	681,012	701,442
Senior Secured Credit Facilities due July 2013	334,408	317,420	333,546	323,873
8.875% Senior Notes due January 2015, Series B	400,000	413,000	400,000	412,000
Unamortized discount on 8.875% Senior Notes	(73,759)	—	(71,225)	—
Capital lease obligations	191	191	93	93
7% Note payable to Lockheed Martin Corporation	5,000	5,000	—	—

Total Intelsat Sub Holdco obligations	2,230,198	2,339,769	2,226,772	2,335,153

New Dawn:
Senior Secured Debt Facility	72,652	72,652	75,290	75,290
Mezzanine Facility Term Loan	42,137	42,137	54,909	54,909

New Dawn obligations	114,789	114,789	130,199	130,199

Intelsat Corp:
Senior Secured Credit Facilities due January 2014	1,733,391	1,630,427	1,728,923	1,680,687
Unamortized discount on Senior Secured Credit Facilities	(10,785)	—	(10,194)	—
Senior Secured Credit Facilities due July 2012	204,648	195,644	186,852	182,798
9.25% Senior Notes due August 2014	658,119	676,217	658,119	676,217
9.25% Senior Notes due June 2016	580,719	599,592	580,719	609,755
6.875% Senior Secured Debentures due January 2028	125,000	104,688	125,000	109,225
Unamortized discount on 6.875% Senior Secured Debentures	(24,369)	—	(24,233)	—

Total Intelsat Corp obligations	3,266,723	3,206,568	3,245,186	3,258,682

Total Intelsat S.A. consolidated long-term debt	15,320,699	$15,551,910	15,460,292	$16,090,413

Less:
Current portion of capital lease obligations	191		93
Current portion of long-term debt	97,498		92,498

Total current portion	97,689		92,591

Total consolidated long-term debt, excluding current portion	$15,223,010		$15,367,701

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

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

New Dawn Credit Facilities

On December 5, 2008, New Dawn entered into a $215.0 million secured financing arrangement that consists of a senior and mezzanine term loan facilities. The credit facilities are non-recourse to New Dawn’s shareholders, including us and our wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions. During the three months ended March 31, 2010, New Dawn drew $13.8 million under this facility to fund future capital expenditures. The senior facility provides for a commitment of up to $125.0 million. The interest rate on term loans under the senior facility is the aggregate of the London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin between 3.0% and 4.0% and certain costs, if incurred. The mezzanine facility provides for a commitment of up to $90.0 million. The interest rate on term loans under the mezzanine facility is the aggregate of LIBOR plus an applicable margin between 5.3% and 6.3% and certain costs, if incurred. New Dawn is required to pay a commitment fee at a rate per annum of 1/2% on any unused commitments under the credit facilities. During the three months ended March 31, 2010, New Dawn incurred satellite related capital expenditures of $18.5 million.

Senior Secured Revolving Credit Facilities

No amounts were outstanding under our revolving credit facilities as of March 31, 2010; however, we had aggregate outstanding letters of credit of $17.9 million under the revolver portion of Intelsat Sub Holdco’s senior secured credit facilities and $1.8 million under the revolver portion of Intelsat Corp’s senior secured credit facilities. Intelsat Sub Holdco and Intelsat Corp had $252.9 million (net of standby letters of credit) and $152.5 million (net of standby letters of credit), respectively, of availability remaining under their senior secured credit facilities at that date. The ability of Intelsat Sub Holdco to borrow under its revolving credit facility is subject to compliance by its indirect parent, Intelsat S.A., with a senior secured debt covenant included in the indenture governing Intelsat S.A.’s senior notes (as in effect on July 3, 2006, the date on which the Intelsat Sub Holdco credit agreement was executed). As a result, under certain circumstances, Intelsat Sub Holdco may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Corp has certain amounts outstanding under its revolving credit facility.

See Note 15—Subsequent Events—(b) Consent Solicitation.

Note 9    Derivative Instruments and Hedging Activities

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

As of March 31, 2010, we held interest rate swaps with an aggregate notional amount of $2.3 billion with maturities ranging from 2011 to 2014. These swaps were entered into as further described below to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities, but have not been designated as hedges for accounting purposes. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

On March 15, 2010, our interest rate basis swap with an aggregate notional principal amount of $312.5 million matured.

On March 14, 2010, our five-year interest rate swap to hedge interest expense on a notional amount of $625.0 million (originally $1.25 billion of debt, and reduced under the original terms of the swap agreement) expired.

The counterparties to such agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swaps, our exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreement. We do not anticipate non-performance by the counterparties.

All of these interest rate swaps were undesignated as of March 31, 2010. The swaps have been marked-to-market with any change in fair value recorded within losses on derivative financial instruments in our condensed consolidated statements of operations.

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of our derivatives. The fair value measurement of derivatives could result in either a net asset or a net liability position for us. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting arrangements as applicable and necessary. When the swaps are in net liability position for us, the credit valuation adjustments are calculated by determining the total expected exposure of the derivatives, incorporating the current and potential future exposures and then applying an applicable credit spread to the exposure. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. The inputs utilized for our own credit spread are based on implied spreads from traded levels of our debt. Accordingly, as of March 31, 2010 we recorded a non-cash credit valuation adjustment of approximately $0.6 million as a reduction to our liability.

As of December 31, 2009 and March 31, 2010, $11.2 million and $3.6 million was included in other current liabilities, respectively, and $88.6 million and $103.3 million was included in other long-term liabilities, respectively, within our condensed consolidated balance sheets related to the interest rate swaps.

Put Option Embedded Derivative Instrument

We have a contingent put option embedded within the indenture governing Intelsat Sub Holdco’s 8 7/8% Senior Notes due 2015 which meets the criteria under FASB ASC Topic 815, Derivatives and Hedging (“FASB ASC 815”), to be bifurcated from the debt host instrument and classified as a derivative instrument. We estimated the fair value of the embedded derivative on the issuance date and will subsequently revalue the derivative at the end of each reporting period, recognizing any change in fair value through earnings. We use a standard valuation technique whereby the critical assumptions and underlyings include the debt maturity date, issue price, coupon rate, change of control put price, and the estimated date of a change in control. The fair value of the put option embedded derivative as of March 31, 2010 was $10.5 million based on our fair value analysis and $4.1 million of non-cash gain was recorded within gains or losses on derivative financial instruments during the three months ended March 31, 2010.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

In accordance with disclosure requirements provided under FASB ASC 815, we include the following tabular presentation, which sets forth the fair value of our derivatives by category (in thousands):

		Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010
Undesignated interest rate swaps (a)	Other long-term liabilities	$15,662	$21,775	$104,263	$125,086
Undesignated interest rate swaps	Other current liabilities	—	—	11,249	3,638
Put option embedded derivative	Other long-term liabilities	—	—	14,600	10,480

Total derivatives		$15,662	$21,775	$130,112	$139,204

(a)	The value of undesignated interest rate swaps on our condensed consolidated balance sheet at March 31, 2010 is net of $21.8 million, which represents the fair value of options permitting us to terminate the underlying swaps. The fair value of these options is classified as an asset derivative in the table above.

The following tabular presentation sets forth the effect of the derivative instruments on the condensed consolidated statements of operations (in thousands):

Derivatives not designated as hedging instruments	Presentation in Statements of Operations	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
Undesignated interest rate swaps	Losses on derivative financial instruments	$7,956	$33,987
Put option embedded derivative	Gains on derivative financial instruments	—	(4,120)

Total unrealized losses on derivative financial instruments		$7,956	$29,867

Note 10    Income Taxes

The majority of our operations are located in taxable jurisdictions, including Luxembourg, the United States and the United Kingdom. Our Luxembourg companies generated a loss for the period ended March 31, 2010. Due to our cumulative losses in recent years, and the inherent uncertainty associated with the realization of future income in the near term, we recorded a full valuation allowance against the net operating losses generated in Luxembourg. The difference between tax expense (benefit) reported in the condensed consolidated statements of operations and tax computed at statutory rates is attributable to the valuation allowance on losses generated in Luxembourg, the provision for foreign taxes, which were principally in the United States and the United Kingdom, as well as withholding taxes on revenue earned in many of the foreign markets in which we operate.

As of December 31, 2009 and March 31, 2010, our gross unrecognized tax benefits were $86.9 million and $90.1 million, respectively (including interest and penalties), of which $68.1 million and $67.3 million, respectively, if recognized, would affect our effective tax rate. As of December 31, 2009 and March 31, 2010, we had recorded reserves for interest and penalties in the amount of $5.2 million and $5.8 million, respectively. We continue to recognize interest and, to the extent applicable, penalties with respect to the unrecognized tax benefits

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

as income tax expense. Since December 31, 2009, the change in the balance of unrecognized tax benefits consisted of an increase of $2.5 million related to current period tax positions and an increase of $0.7 million related to prior period tax positions.

We operate in various taxable jurisdictions throughout the world and our tax returns are subject to audit and review from time to time. We consider Luxembourg, the United States and the United Kingdom to be our significant tax jurisdictions. Our Luxembourg, U.S. and U.K. subsidiaries are subject to federal, state and local income tax examination for periods beginning after December 31, 2002. During the third quarter of 2008, the United States Internal Revenue Service began an audit of Intelsat Holding Corporation and its subsidiaries for the years ended December 31, 2005 and 2006. We expect the audit to be closed for the period under review in the next twelve months. At this time, we are not able to anticipate the probability of any adjustments.

We believe it is reasonably possible that in the next twelve months we will recognize a decrease in unrecognized tax benefits of up to $27.2 million related to the expiration of certain statutes of limitations or the conclusion of ongoing audits. Within the next twelve months, we believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows.

Prior to August 20, 2004, our subsidiary, Intelsat Corp, joined with The DIRECTV Group and General Motors Corporation in filing a consolidated U.S. federal income tax return. In April 2004, Intelsat Corp entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among Intelsat Corp and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify Intelsat Corp for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from Intelsat Corp regarding any liability for the federal or consolidated state or local income taxes of General Motors Corporation and The DIRECTV Group, except those income taxes Intelsat Corp is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corp for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on, or prior to, the day of the closing of the PanAmSat recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, Intelsat Corp’s tax exposure after indemnification related to these periods is capped at $15.0 million, of which $4.0 million has been paid to date. The tax separation agreement with The DIRECTV Group is effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates. As of December 31, 2009 and March 31, 2010, we had a tax indemnification receivable of $2.3 million.

Note 11    Restructuring Costs

Our restructuring costs include our historical facilities restructuring plans and management-approved restructuring plans to consolidate and integrate the management and operations of Intelsat and PanAmSat subsequent to consummation of the PanAmSat Acquisition Transactions.

We approved a facilities restructuring plan subsequent to the consummation of the PanAmSat Acquisition Transactions which included the closure of PanAmSat’s former corporate headquarters in Wilton, Connecticut, as well as two other locations in the United States. These costs relate primarily to payments due on existing lease obligations that are expected to be incurred and paid through 2011. PanAmSat also had recorded liabilities in connection with its 2002 approval of a plan to restructure several of its United States locations and close certain

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

facilities, some of which are currently being leased through 2011. The facilities restructuring liability was $2.9 million and $2.5 million as of December 31, 2009 and March 31, 2010, respectively, the current portion of which is included in accounts payable and accrued liabilities, with the remainder in other long-term liabilities in our condensed consolidated balance sheets. We made cash payments of $0.4 million during the three months ended March 31, 2010 in connection with the facilities restructuring plan and we expect to pay $1.9 million within the next 12 months. No additional charges related to the facilities restructuring plan are expected to be incurred.

Note 12    Contingencies

(a) Litigation and Claims

We are subject to litigation in the ordinary course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

(b) LCO Protection

Most of the customer service commitments entered into prior to our privatization were transferred to us pursuant to novation agreements. Certain of these agreements contain provisions, including provisions for lifeline connectivity obligation (“LCO”) protection, which constrain our ability to price services in some circumstances. Our LCO contracts require us to provide customers with the right to renew their service commitments covered by LCO contracts at prices no higher than the prices charged for those services on the privatization date. Under some circumstances, we may also be required by an LCO contract to reduce the price for a service commitment covered by the contract. LCO protection may continue until July 18, 2013. As of March 31, 2010, we had approximately $139.1 million of backlog covered by LCO contracts and to date we have not been required to reduce prices for our LCO-protected service commitments. There can be no assurance that we will not be required to reduce prices in the future under our LCO commitments.

(c) Launch Service Providers

One of our launch service providers, Sea Launch Company L.L.C. (“Sea Launch”), with which we have contracted for the future launch of one satellite, and have options for the launch of four additional satellites, has filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. As of March 31, 2010, we had approximately $43 million outstanding of payments made to Sea Launch relating to satellite launches that Sea Launch is still required to provide us. While Sea Launch is continuing to operate as a debtor-in-possession, and while we may receive full or partial credit for prior payments relating to the launches if Sea Launch is unable to perform the launches, there can be no assurance that Sea Launch will honor its contractual obligations to us, or do so without charging us significant additional amounts beyond what is provided for in our current agreements. In addition, should we try to procure alternative launch services for the satellites involved, there can be no assurance that we will not incur significant delays and significant additional expenses as a result.

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

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

We earn revenue primarily by providing services over satellite transponder capacity to our customers. Our customers generally obtain satellite capacity from us by placing an order pursuant to one of several master customer service agreements. Our customer agreements also cover services that we procure from third parties and resell, which we refer to as off-network services. These services can include transponder services and other satellite-based transmission services in frequencies not available on our network. Under the category off-network and other revenues, we also include revenues from consulting and other services that we provide to other satellite operators.

The geographic distribution of our revenue was as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
North America	50%	46%
Europe	16%	16%
Africa and Middle East	17%	18%
Latin America and Caribbean	10%	13%
Asia Pacific	7%	7%

Approximately 4% of our revenue was derived from our largest customer during both the three months ended March 31, 2009 and 2010. Our ten largest customers accounted for approximately 21% of our revenue for both the three months ended March 31, 2009 and 2010.

Our revenues were derived from the following services, with Off-Network and Other revenues shown separately from On-Network revenues (in thousands, except percentages):

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2010
On-Network Revenues
Transponder services	$444,192	70%	$450,641	73%
Managed services	83,937	13%	79,374	13%
Channel	34,135	6%	31,284	5%

Total on-network revenues	562,264	89%	561,299	91%
Off-Network and Other Revenues
Transponder, MSS and other off-network services	38,820	6%	49,572	8%
Satellite-related services	30,763	5%	10,269	1%

Total off-network and other revenues	69,583	11%	59,841	9%

Total	$631,847	100%	$621,140	100%

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

Note 14    Related Party Transactions

(a) Shareholders Agreement

The shareholders of Intelsat Global entered into shareholders agreements on February 4, 2008. The shareholders agreements and the articles of incorporation of Intelsat Global provide, among other things, for the governance of Intelsat Global and its subsidiaries and provide specific rights to and limitations upon the holders of Intelsat Global’s share capital with respect to shares held by such holders.

(b) Monitoring Fee Agreements and Transaction Fees

Intelsat Luxembourg, our direct wholly-owned subsidiary, has a monitoring fee agreement dated February 4, 2008 (the “2008 MFA”) with BC Partners Limited and Silver Lake Management Company III, L.L.C. (together, the “2008 MFA parties”), pursuant to which the 2008 MFA parties provide certain monitoring, advisory and consulting services to Intelsat Luxembourg. We recorded expense for services associated with the 2008 MFA of $5.8 million and $6.2 million during the three months ended March 31, 2009 and 2010, respectively.

(c) Ownership by Management

Certain directors, officers and key employees of Intelsat Global and its subsidiaries hold restricted shares, options and share-based compensation arrangements (“SCAs”) of Intelsat Global. In May 2009, Intelsat Global issued new restricted shares, SCAs and options to certain directors, officers and key employees under the 2008 Incentive Plan. Additionally, in May 2009, certain of our executive officers also purchased shares of Intelsat Global. In the aggregate, these shares and arrangements outstanding as of March 31, 2010 provided for the issuance of approximately 13.0% of the voting equity of Intelsat Global on a fully diluted basis.

(d) Horizons

We have a 50% ownership interest in Horizons-1 and Horizons-2 as a result of a joint venture with JSAT (see Note 6—Investments).

(e) New Dawn

We have a 74.9% ownership interest in New Dawn as a result of a project and shareholders’ agreement with Convergence Partners (see Note 6—Investments).

(f) WP Com

We have a 49% ownership interest in WP Com as a result of a joint venture with Corporativo (see Note 6—Investments).

(g) Receivable from Parent

We had a receivable from Intelsat Global as of December 31, 2009 and March 31, 2010 of $3.3 million and $3.4 million, respectively.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

Note 15    Subsequent Events

(a) Satellite Anomaly

On April 5, 2010, our Galaxy 15 satellite experienced an anomaly. We have transitioned all media traffic on this satellite to our Galaxy 12 satellite, which is the designated in-orbit spare for the North American region. Galaxy 15 is an Orbital Star-2 satellite manufactured by Orbital Sciences Corporation. Along with the manufacturer, we are conducting a technical investigation with respect to the anomaly and if we conclude that we are unable to restore our communications with the satellite, an impairment loss could be recognized in a future period. The net book value of the satellite at March 31, 2010 was $142.4 million.

(b) Consent Solicitation

On April 21, 2010, Intelsat S.A. completed a consent solicitation that resulted in the amendment of certain terms of the indenture governing the 2012 Intelsat S.A. Notes and the 2013 Intelsat S.A. Notes. The most significant amendments replaced the limitation on secured debt covenant, which limited secured debt of Intelsat S.A. and its restricted subsidiaries to 15% of their consolidated net tangible assets (subject to certain exceptions), with a new limitation on liens covenant, which generally limits such secured debt to two times the adjusted EBITDA of Intelsat S.A. plus certain general baskets (subject to certain exceptions), and made certain corresponding changes to the sale and leaseback covenant as a result of the addition of the new limitation on liens covenant. As consideration, Intelsat S.A. paid the consenting holders of such notes a consent payment equal to 2% of the outstanding principal amount of notes held by such holders that totaled approximately $15.4 million, which was expensed during the second quarter of 2010.

Note 16    Supplemental Consolidating Financial Information

In connection with the acquisition of Intelsat S.A. by Intelsat Holdings in January 2005, and related amalgamations, Intelsat Sub Holdco issued $2.6 billion aggregate principal amount of debt (the “2005 Acquisition Finance Notes”), the majority of which was tendered and repurchased in change of control offers in June 2008. The 2005 Acquisition Finance Notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat S.A., Intelsat Luxembourg, Intelsat Jackson, Intermediate Holdco, our indirect wholly-owned subsidiary, and certain wholly-owned subsidiaries of Intelsat Sub Holdco (the “Subsidiary Guarantors”).

On February 11, 2005, Intelsat S.A. and Zeus Special Subsidiary Limited issued $478.7 million in aggregate principal amount at maturity of 9 1/4% Senior Discount Notes due 2015 (the “2015 Discount Notes”), yielding approximately $305.3 million of net proceeds at issuance. On March 3, 2005, Intelsat Luxembourg transferred substantially all of its assets to Intelsat Sub Holdco and Intelsat Sub Holdco assumed substantially all of the then-existing liabilities of Intelsat Luxembourg. Following these transactions, Zeus Special Subsidiary Limited was amalgamated with Intelsat Luxembourg, and Intelsat Luxembourg became an obligor on the 2015 Discount Notes.

On July 3, 2006, in connection with the PanAmSat Acquisition Transactions, Intelsat Luxembourg transferred the obligation on the 2015 Discount Notes to its wholly-owned subsidiary, Intermediate Holdco. Intermediate Holdco became an obligor on the 2015 Discount Notes and confirmed its guarantee of the 2005 Acquisition Finance Notes and Intelsat Luxembourg became a guarantor of the 2015 Discount Notes and confirmed its guarantee of the 2005 Acquisition Finance Notes. The 2015 Discount Notes are not guaranteed by any of Intelsat Luxembourg’s direct or indirect subsidiaries.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

In connection with the PanAmSat Acquisition Transactions, Intelsat Luxembourg issued $1.33 billion of 11 1/4% Senior Notes due 2016 and $260.0 million of Floating Rate Senior Notes due 2013 (collectively, the “July 2006 Notes”). The July 2006 Notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat S.A. The July 2006 Notes are not guaranteed by any of Intelsat Luxembourg’s direct or indirect subsidiaries.

On January 12, 2007, Intelsat Luxembourg issued $600.0 million in Floating Rate Senior Notes due 2015 (the “Refinancing Notes”), which were fully and unconditionally guaranteed, jointly and severally, by Intelsat S.A.

On February 4, 2008, promptly after the consummation of the New Sponsors Acquisition, Intelsat Luxembourg transferred certain of its assets and certain of its liabilities and obligations (including the July 2006 Notes, the Refinancing Notes and its senior unsecured credit facility) to a newly formed direct wholly-owned subsidiary, Intelsat Jackson. Intelsat Jackson became the obligor on the July 2006 Notes and the Refinancing Notes and a guarantor of the 2005 Acquisition Finance Notes and the 2015 Discount Notes, and Intelsat Luxembourg confirmed its guarantee of the 2015 Discount Notes, the July 2006 Notes, the Refinancing Notes and the 2005 Acquisition Finance Notes.

On February 7, 2008, Intelsat Jackson redeemed, pursuant to their terms, all $260.0 million of its Floating Rate Senior Notes due 2013 and all $600.0 million of its outstanding Refinancing Notes.

In addition, on June 27, 2008, Intelsat Luxembourg issued the 11 1/4% Senior Notes due 2017 and the 11  1/2%/12  1/2% Senior PIK Election Notes due 2017, which are fully and unconditionally guaranteed, jointly and severally, by Intelsat S.A.

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

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$15,485	$382	$101	$88	$118,974	$82,152	$245,481	$(82,152)	$380,511
Receivables, net of allowance	3,380	—	—	—	185,241	185,198	108,285	(185,198)	296,906
Deferred income taxes	—	—	—	—	1,547	1,547	49,464	(1,547)	51,011
Prepaid expenses and other current assets	850	18,534	—	—	23,529	23,389	18,256	(29,828)	54,730
Intercompany receivables	—	—	—	—	806,690	11,390,988	127,480	(12,325,158)	—

Total current assets	19,715	18,916	101	88	1,135,981	11,683,274	548,966	(12,623,883)	783,158
Satellites and other property and equipment, net	—	—	—	—	3,244,582	3,244,486	2,557,944	(3,242,612)	5,804,400
Goodwill	—	—	—	—	3,434,165	—	3,346,662	—	6,780,827
Non-amortizable intangible assets	—	—	—	—	1,805,130	—	652,970	—	2,458,100
Amortizable intangible assets, net	—	—	—	—	471,761	—	474,268	—	946,029
Investment in affiliates	878,855	6,162,987	10,131,448	7,543,724	(42,118)	(42,691)	87,617	(24,632,205)	87,617
Other assets	—	122,244	29,028	3,505	268,815	142,101	90,800	(250,481)	406,012

Total assets	$898,570	$6,304,147	$10,160,577	$7,547,317	$10,318,316	$15,027,170	$7,759,227	$(40,749,181)	$17,266,143

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,347	$353	$—	$—	$69,283	$68,428	$111,375	$(74,867)	$175,919
Accrued interest payable	26,657	76,809	86,772	7,687	37,164	352	30,271	(352)	265,360
Current portion of long-term debt	—	—	—	—	3,448	—	89,143	—	92,591
Deferred satellite performance incentives	—	—	—	—	4,069	4,069	12,151	(4,069)	16,220
Other current liabilities	—	—	1,220	—	72,392	71,980	45,656	(71,980)	119,268
Intercompany payables	477,524	182,430	222,061	52,153		—	—	(934,168)	—

Total current liabilities	505,528	259,592	310,053	59,840	186,356	144,829	288,596	(1,085,436)	669,358
Long-term debt, net of current portion	685,998	5,089,364	3,597,208	485,565	2,223,231	—	3,286,335	—	15,367,701
Deferred satellite performance incentives, net of current portion	—	—	—		22,329	22,329	103,021	(22,329)	125,350
Deferred revenue, net of current portion	—	—	—	—	208,595	208,595	87,515	(208,595)	296,110
Deferred income taxes	34,840	13,594	50,656	3,601	—	—	546,465	(108,381)	540,775
Accrued retirement benefits	—	—	—	—	73,470	73,470	165,556	(73,470)	239,026
Other long-term liabilities	—	61,848	39,673	—	60,611	30,131	175,009	(30,131)	337,141
Redeemable noncontrolling interest	—	—	—	—	—	—	16,604	—	16,604
Shareholder’s equity (deficit):
Ordinary shares	5,000	669,035	4,959,000	3,602,000	484,000	200	72	(9,714,307)	5,000
Other shareholder’s equity (deficit)	(332,796)	210,714	1,203,987	3,396,311	7,059,724	14,547,616	3,090,054	(29,506,532)	(330,922)

Total liabilities and shareholder’s equity (deficit)	$898,570	$6,304,147	$10,160,577	$7,547,317	$10,318,316	$15,027,170	$7,759,227	$(40,749,181)	$17,266,143

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2009

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21,817	$16,115	$2,207	$41	$227,610	$104,992	$209,781	$(104,992)	$477,571
Receivables, net of allowance	3,282	—	—	—	180,019	180,013	111,238	(180,013)	294,539
Deferred income taxes	—	—	—	—	1,077	1,077	49,566	(1,077)	50,643
Prepaid expenses and other current assets	680	—	—	—	16,206	16,023	19,918	(19,266)	33,561
Intercompany receivables	—	—	—	—	638,361	11,526,269	107,008	(12,271,638)	—

Total current assets	25,779	16,115	2,207	41	1,063,273	11,828,374	497,511	(12,576,986)	856,314
Satellites and other property and equipment, net	—	—	—	—	3,220,658	3,220,466	2,559,435	(3,218,604)	5,781,955
Goodwill	—	—	—	—	3,434,165	—	3,346,662	—	6,780,827
Non-amortizable intangible assets	—	—	—	—	1,805,130	—	652,970	—	2,458,100
Amortizable intangible assets, net	—	—	—	—	490,684	—	487,915	—	978,599
Investment in affiliates	962,656	6,091,942	9,971,587	7,407,372	(32,832)	(41,903)	88,902	(24,358,822)	88,902
Other assets	—	124,926	27,955	3,789	255,663	121,747	92,382	(228,224)	398,238

Total assets	$988,435	$6,232,983	$10,001,749	$7,411,202	$10,236,741	$15,128,684	$7,725,777	$(40,382,636)	$17,342,935

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,196	$508	$243	$—	$83,443	$81,436	$123,255	$(84,680)	$206,401
Accrued interest payable	11,651	220,740	20,356	—	82,911	3,416	33,718	(3,416)	369,376
Current portion of long-term debt	—	—	—	—	8,448	5,000	89,241	(5,000)	97,689
Deferred satellite performance incentives	—	—	—	—	3,974	3,974	14,709	(3,974)	18,683
Other current liabilities	—	—	1,293	—	72,737	72,298	48,464	(72,298)	122,494
Intercompany payables	474,422	12,595	206,467	51,884	—	—	—	(745,368)	—

Total current liabilities	488,269	233,843	228,359	51,884	251,513	166,124	309,387	(914,736)	814,643
Long-term debt, net of current portion	674,806	4,954,990	3,597,292	481,901	2,221,559	—	3,292,462	—	15,223,010
Deferred satellite performance incentives, net of current portion	—	—	—	—	23,201	23,201	105,573	(23,201)	128,774
Deferred revenue, net of current portion	—	—	—	—	197,938	197,938	56,698	(197,938)	254,636
Deferred income taxes	37,985	14,090	50,656	3,746	—	—	548,719	(106,477)	548,719
Accrued retirement benefits	—	—	—	—	73,222	73,222	166,651	(73,222)	239,873
Other long-term liabilities	—	63,433	33,500	—	61,936	29,510	176,290	(29,510)	335,159
Redeemable noncontrolling interest	—	—	—	—	—	—	8,884	—	8,884
Shareholder’s equity:
Ordinary shares	5,000	669,036	4,959,000	3,602,000	484,000	200	70	(9,714,306)	5,000
Other shareholder’s equity	(217,625)	297,591	1,132,942	3,271,671	6,923,372	14,638,489	3,061,043	(29,323,246)	(215,763)

Total liabilities and shareholder’s equity	$988,435	$6,232,983	$10,001,749	$7,411,202	$10,236,741	$15,128,684	$7,725,777	$(40,382,636)	$17,342,935

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(in thousands)

	Intelsat, S.A.	Intelsat Luxemborg	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$—	$—	$381,920	$381,920	$395,938	$(538,638)	$621,140

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	—	82,585	390,440	171,490	(547,158)	97,357
Selling, general and administrative	1,167	6,298	169	30	9,423	8,290	28,032	(8,290)	45,119
Depreciation and amortization	—	—	—	—	107,702	88,683	89,117	(88,695)	196,807
Impairment of asset value	—	—	—	—	—	—	6,538	—	6,538
Losses on derivative financial instruments	—	—	12,634	—	172	—	17,061	—	29,867

Total operating expenses	1,167	6,298	12,803	30	199,882	487,413	312,238	(644,143)	375,688

Income (loss) from operations	(1,167)	(6,298)	(12,803)	(30)	182,038	(105,493)	83,700	105,505	245,452
Interest expense, net	28,685	152,121	77,916	11,826	24,289	130	44,987	(130)	339,824
Subsidiary income (loss)	(75,922)	79,774	168,589	145,299	(2,976)	(572)	—	(314,192)	—
Other income, net	—	—	—	—	1,926	1,922	847	(1,922)	2,773

Income (loss) before income taxes	(105,774)	(78,645)	77,870	133,443	156,699	(104,273)	39,560	(210,479)	(91,599)
Provision for (benefit from) income taxes	(3,144)	(497)	(1,904)	(145)	11,400	5,645	6,119	(5,645)	11,829

Net income (loss)	(102,630)	(78,148)	79,774	133,588	145,299	(109,918)	33,441	(204,834)	(103,428)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	810	—	810

Net income (loss) attributable to Intelsat S.A.	$(102,630)	$(78,148)	$79,774	$133,588	$145,299	$(109,918)	$34,251	$(204,834)	$(102,618)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$—	$—	$377,603	$377,603	$389,547	$(512,906)	$631,847

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	—	71,559	382,988	167,264	(518,291)	103,520
Selling, general and administrative	3,012	5,804	106	15	6,562	5,848	31,011	(5,848)	46,510
Depreciation and amortization	—	—	—	—	121,239	98,383	89,690	(98,383)	210,929
Impairment of asset value	—	—	—	—	355,000	—	144,100	—	499,100
Losses on derivative financial instruments	—	—	2,047	—	695	—	5,214	—	7,956

Total operating expenses	3,012	5,804	2,153	15	555,055	487,219	437,279	(622,522)	868,015

Loss from operations	(3,012)	(5,804)	(2,153)	(15)	(177,452)	(109,616)	(47,732)	109,616	(236,168)
Interest expense, net	32,497	155,614	73,101	10,882	32,045	472	46,814	(705)	350,720
Loss on early extinguishment of debt	(380)	—	—	—	—	—	—	(14,496)	(14,876)
Subsidiary income (loss)	(507,494)	(346,033)	(270,779)	(211,426)	417	237	—	1,335,078	—
Other income (expense), net	—	—	—	—	1,315	1,315	(383)	(1,315)	932

Loss before income taxes	(543,383)	(507,451)	(346,033)	(222,323)	(207,765)	(108,536)	(94,929)	1,429,588	(600,832)
Provision for (benefit from) income taxes	—	43	—	—	3,661	3,499	(46,950)	(3,499)	(43,246)

Net loss	(543,383)	(507,494)	(346,033)	(222,323)	(211,426)	(112,035)	(47,979)	1,433,087	(557,586)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	(60)	—	(60)

Net loss attributable to Intelsat S.A.	$(543,383)	$(507,494)	$(346,033)	$(222,323)	$(211,426)	$(112,035)	$(48,039)	$1,433,087	$(557,646)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Cash flows from operating activities:	$(1,649)	$(183,014)	$(14,668)	$(53)	$112,891	$103,256	$141,310	$(73,625)	$84,448

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	—	—	(118,509)	(118,509)	(71,953)	118,445	(190,526)
Proceeds from sale of investment	—	—	—	—	28,594	28,594	—	(28,594)	28,594
Disbursements for intercompany loans	(433)	—	—	—	(140,174)	(17,000)	—	157,607	—
Capital contribution to unconsolidated affiliates	—	—	—	—	—	—	(6,105)	—	(6,105)
Investment in subsidiaries	(4,250)	—	—	—	(1,399)	—	—	5,649	—
Other investing activities	—	—	—	—	—	—	4,896	—	4,896

Net cash used in investing activities	(4,683)	—	—	—	(231,488)	(106,915)	(73,162)	253,107	(163,141)

Cash flows from financing activities:
Repayments of long-term debt	—	—	—	—	(5,862)	(5,000)	(22,263)	5,000	(28,125)
Proceeds from issuance of long-term debt	—	—	—	—	—	—	13,774	—	13,774
Proceeds from (repayment of) intercompany borrowing	—	167,281	12,562	100	17,000	(13,000)	(26,769)	(157,174)	—
Capital contribution from parent	—	—	—	—	—	—	5,649	(5,649)	—
Noncontrolling interest in New Dawn	—	—	—	—	—	—	610	—	610
Principal payments on deferred satellite performance incentives	—	—	—	—	(778)	(778)	(3,537)	778	(4,315)
Principal payments on capital lease obligations	—	—	—	—	—	—	(98)	—	(98)

Net cash provided by (used in) financing activities	—	167,281	12,562	100	10,360	(18,778)	(32,634)	(157,045)	(18,154)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(399)	(403)	186	403	(213)

Net change in cash and cash equivalents	(6,332)	(15,733)	(2,106)	47	(108,636)	(22,840)	35,700	22,840	(97,060)
Cash and cash equivalents, beginning of period	21,817	16,115	2,207	41	227,610	104,992	209,781	(104,992)	477,571

Cash and cash equivalents, end of period	$15,485	$382	$101	$88	$118,974	$82,152	$245,481	$(82,152)	$380,511

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Cash flows from operating activities:	$(6,135)	$(167,962)	$(20,938)	$—	$201,265	$145,973	$75,721	$(145,972)	$81,952

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	—	—	(99,073)	(99,073)	(33,477)	99,073	(132,550)
Proceeds from sale of other property and equipment	—	—	—	—	450	450	294	(450)	744
Repayment from (disbursements for) intercompany loans	—	—	—	—	(4,446)	13,048	—	(8,602)	—
Capital contribution to unconsolidated affiliates	—	—	—	—	—	—	(6,105)	—	(6,105)
Investment in affiliate debt	—	—	—	—	(347,953)	—	—	347,953	—
Other investing activities	—	—	—	—	—	—	1,187	—	1,187

Net cash used in investing activities	—	—	—	—	(451,022)	(85,575)	(38,101)	437,974	(136,724)

Cash flows from financing activities:
Repayments of long-term debt	—	—	—	—	(5,861)	(5,000)	(22,263)	(342,954)	(376,078)
Proceeds from issuance of long-term debt	—	—	—	—	354,000	—	28,485	—	382,485
Proceeds from (repayment of) intercompany borrowings	3,000	—	14,494	—	—	—	(13,048)	(4,446)	—
Debt issuance costs	—	—	—	—	(7,331)	—	—	—	(7,331)
Principal payments on deferred satellite performance incentives	—	—	—	—	(5,502)	(5,502)	(3,857)	5,502	(9,359)
Principal payments on capital lease obligations	—	—	—	—	(1,492)	(1,492)	(88)	1,492	(1,580)

Net cash provided by (used in) financing activities	3,000	—	14,494	—	333,814	(11,994)	(10,771)	(340,406)	(11,863)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	287	287	(1,133)	(287)	(846)

Net change in cash and cash equivalents	(3,135)	(167,962)	(6,444)	—	84,344	48,691	25,716	(48,691)	(67,481)
Cash and cash equivalents, beginning of period	6,286	181,650	20,166	50	149,003	74,815	113,056	(74,815)	470,211

Cash and cash equivalents, end of period	$3,151	$13,688	$13,722	$50	$233,347	$123,506	$138,772	$(123,506)	$402,730

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2010

(in thousands, except percentages, share and per share amounts and where otherwise noted)

On March 3, 2005, Intelsat Luxembourg transferred substantially all of its assets to Intelsat Sub Holdco and Intelsat Sub Holdco assumed substantially all of the then-existing liabilities of Intelsat Luxembourg.

In connection with the PanAmSat Acquisition Transactions, Intelsat Luxembourg issued $750.0 million of 9.25% Senior Notes due 2016 (the “Jackson Guaranteed Notes”). The Jackson Guaranteed Notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat, its indirect wholly-owned subsidiary, Intelsat Sub Holdco, and the Subsidiary Guarantors.

On February 4, 2008, promptly after the consummation of the New Sponsors Acquisition, Intelsat Luxembourg transferred certain of its assets and certain of its liabilities and obligations (including the Jackson Guaranteed Notes) to Intelsat Jackson. Intelsat Jackson became the obligor on the Jackson Guaranteed Notes and Intelsat Luxembourg confirmed its guarantee of the Jackson Guaranteed Notes.

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

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$15,485	$382	$119,075	$118,974	$245,569	$(118,974)	$380,511
Receivables, net of allowance	3,380	—	185,241	185,241	108,285	(185,241)	296,906
Deferred income taxes	—	—	1,547	1,547	49,464	(1,547)	51,011
Prepaid expenses and other current assets	850	18,534	23,529	23,529	18,256	(29,968)	54,730
Intercompany receivables	—	—	584,630	806,690	75,324	(1,466,644)	—

Total current assets	19,715	18,916	914,022	1,135,981	496,898	(1,802,374)	783,158
Satellites and other property and equipment, net	—	—	3,244,582	3,244,582	2,557,944	(3,242,708)	5,804,400
Goodwill	—	—	3,434,165	3,434,165	3,346,662	(3,434,165)	6,780,827
Non-amortizable intangible assets	—	—	1,805,130	1,805,130	652,970	(1,805,130)	2,458,100
Amortizable intangible assets, net	—	—	471,761	471,761	474,268	(471,761)	946,029
Investment in affiliates	878,855	6,162,987	2,545,606	(42,118)	87,617	(9,545,331)	87,616
Other assets	—	122,244	297,843	268,815	94,305	(377,194)	406,013

Total assets	$898,570	$6,304,147	$12,713,109	$10,318,316	$7,710,664	$(20,678,663)	$17,266,143

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,347	$353	$69,283	$69,283	$111,375	$(75,722)	$175,919
Accrued interest payable	26,657	76,809	123,937	37,164	37,957	(37,164)	265,360
Current portion of long-term debt	—	—	3,448	3,448	89,143	(3,448)	92,591
Deferred satellite performance incentives	—	—	4,069	4,069	12,151	(4,069)	16,220
Other current liabilities	—	—	73,612	72,392	45,656	(72,392)	119,268
Intercompany payables	477,524	182,430	—	—	—	(659,954)	—

Total current liabilities	505,528	259,592	274,349	186,356	296,282	(852,749)	669,358
Long-term debt, net of current portion	685,998	5,089,364	5,820,439	2,223,231	3,771,900	(2,223,231)	15,367,701
Deferred satellite performance incentives, net of current portion	—	—	22,329	22,329	103,021	(22,329)	125,350
Deferred revenue, net of current portion	—	—	208,595	208,595	87,515	(208,595)	296,110
Deferred income taxes	34,840	13,594	50,656	—	550,066	(108,381)	540,775
Accrued retirement benefits	—	—	73,470	73,470	165,556	(73,470)	239,026
Other long-term liabilities	—	61,848	100,284	60,611	175,009	(60,611)	337,141
Redeemable noncontrolling interest	—	—	—	—	16,604	—	16,604
Shareholder’s equity (deficit):
Ordinary shares	5,000	669,035	4,959,000	484,000	3,602,070	(9,714,105)	5,000
Other shareholder’s equity (deficit)	(332,796)	210,714	1,203,987	7,059,724	(1,057,359)	(7,415,192)	(330,922)

Total liabilities and shareholder’s equity (deficit)	$898,570	$6,304,147	$12,713,109	$10,318,316	$7,710,664	$(20,678,663)	$17,266,143

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2009

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21,817	$16,115	$229,817	$227,610	$209,822	$(227,610)	$477,571
Receivables, net of allowance	3,282	—	180,019	180,019	111,238	(180,019)	294,539
Deferred income taxes	—	—	1,077	1,077	49,566	(1,077)	50,643
Prepaid expenses and other current assets	680	—	16,206	16,206	19,918	(19,449)	33,561
Intercompany receivables	—	—	431,894	638,361	55,123	(1,125,378)	—

Total current assets	25,779	16,115	859,013	1,063,273	445,667	(1,553,533)	856,314
Satellites and other property and equipment, net	—	—	3,220,658	3,220,658	2,559,435	(3,218,796)	5,781,955
Goodwill	—	—	3,434,165	3,434,165	3,346,662	(3,434,165)	6,780,827
Non-amortizable intangible assets	—	—	1,805,130	1,805,130	652,970	(1,805,130)	2,458,100
Amortizable intangible assets, net	—	—	490,684	490,684	487,915	(490,684)	978,599
Investment in affiliates	962,656	6,091,942	2,531,383	(32,832)	88,902	(9,553,149)	88,902
Other assets	—	124,926	283,619	255,663	96,170	(362,140)	398,238

Total assets	$988,435	$6,232,983	$12,624,652	$10,236,741	$7,677,721	$(20,417,597)	$17,342,935

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,196	$508	$83,686	$83,443	$123,254	$(86,686)	$206,401
Accrued interest payable	11,651	220,740	103,268	82,911	33,717	(82,911)	369,376
Current portion of long-term debt	—	—	8,448	8,448	89,241	(8,448)	97,689
Deferred satellite performance incentives	—	—	3,974	3,974	14,709	(3,974)	18,683
Other current liabilities	—	—	74,030	72,737	48,464	(72,737)	122,494
Intercompany payables	474,422	12,595	—	—	—	(487,017)	—

Total current liabilities	488,269	233,843	273,406	251,513	309,385	(741,773)	814,643
Long-term debt, net of current portion	674,806	4,954,990	5,818,851	2,221,559	3,774,363	(2,221,559)	15,223,010
Deferred satellite performance incentives, net of current portion	—	—	23,201	23,201	105,573	(23,201)	128,774
Deferred revenue, net of current portion	—	—	197,938	197,938	56,698	(197,938)	254,636
Deferred income taxes	37,985	14,090	50,656	—	552,465	(106,477)	548,719
Accrued retirement benefits	—	—	73,222	73,222	166,651	(73,222)	239,873
Other long-term liabilities	—	63,433	95,436	61,936	176,290	(61,936)	335,159
Redeemable noncontrolling interest	—	—	—	—	8,884	—	8,884
Shareholder’s equity (deficit):
Ordinary shares	5,000	669,036	4,959,000	484,000	3,602,070	(9,714,106)	5,000
Other shareholder’s equity (deficit)	(217,625)	297,591	1,132,942	6,923,372	(1,074,658)	(7,277,385)	(215,763)

Total liabilities and shareholder’s equity (deficit)	$988,435	$6,232,983	$12,624,652	$10,236,741	$7,677,721	$(20,417,597)	$17,342,935

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(in thousands)

	Intelsat, S.A.	Intelsat Luxemborg	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$381,920	$381,920	$395,938	$(538,638)	$621,140

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	82,585	82,585	171,490	(239,303)	97,357
Selling, general and administrative	1,167	6,298	9,592	9,423	28,062	(9,423)	45,119
Depreciation and amortization	—	—	107,702	107,702	89,117	(107,714)	196,807
Impairment of asset value	—	—	—	—	6,538	—	6,538
Losses on derivative financial instruments	—	—	12,806	172	17,061	(172)	29,867

Total operating expenses	1,167	6,298	212,685	199,882	312,268	(356,612)	375,688

Income (loss) from operations	(1,167)	(6,298)	169,235	182,038	83,670	(182,026)	245,452
Interest expense, net	28,685	152,121	102,205	24,289	56,813	(24,289)	339,824
Subsidiary income (loss)	(75,922)	79,774	20,314	(2,976)	—	(21,190)	—
Other income, net	—	—	1,926	1,926	847	(1,926)	2,773

Income (loss) before income taxes	(105,774)	(78,645)	89,270	156,699	27,704	(180,853)	(91,599)
Provision for (benefit from) income taxes	(3,144)	(497)	9,496	11,400	5,974	(11,400)	11,829

Net income (loss)	(102,630)	(78,148)	79,774	145,299	21,730	(169,453)	(103,428)
Net loss attributable to noncontrolling interest	—	—	—	—	810	—	810

Net income (loss) attributable to Intelsat S.A.	$(102,630)	$(78,148)	$79,774	$145,299	$22,540	$(169,453)	$(102,618)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$377,603	$377,603	$389,547	$(512,906)	$631,847

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	71,559	71,559	167,264	(206,862)	103,520
Selling, general and administrative	3,012	5,804	6,668	6,562	31,026	(6,562)	46,510
Depreciation and amortization	—	—	121,239	121,239	89,690	(121,239)	210,929
Impairment of asset value	—	—	355,000	355,000	144,100	(355,000)	499,100
Losses on derivative financial instruments	—	—	2,742	695	5,214	(695)	7,956

Total operating expenses	3,012	5,804	557,208	555,055	437,294	(690,358)	868,015

Loss from operations	(3,012)	(5,804)	(179,605)	(177,452)	(47,747)	177,452	(236,168)
Interest expense, net	32,497	155,614	105,146	32,045	57,696	(32,278)	350,720
Loss on early extinguishment of debt	(380)	—	—	—	—	(14,496)	(14,876)
Subsidiary income (loss)	(507,494)	(346,033)	(58,936)	417	—	912,046	—
Other income (expense), net	—	—	1,315	1,315	(383)	(1,315)	932

Loss before income taxes	(543,383)	(507,451)	(342,372)	(207,765)	(105,826)	1,105,965	(600,832)
Provision for (benefit from) income taxes	—	43	3,661	3,661	(46,950)	(3,661)	(43,246)

Net loss	(543,383)	(507,494)	(346,033)	(211,426)	(58,876)	1,109,626	(557,586)
Net income attributable to noncontrolling interest	—	—	—	—	(60)	—	(60)

Net loss attributable to Intelsat S.A.	$(543,383)	$(507,494)	$(346,033)	$(211,426)	$(58,936)	$1,109,626	$(557,646)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Cash flows from operating activities:	$(1,649)	$(183,014)	$98,223	$112,891	$141,257	$(83,260)	$84,448

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	(118,509)	(118,509)	(71,953)	118,445	(190,526)
Proceeds from sale of investment	—	—	28,594	28,594	—	(28,594)	28,594
Disbursements for intercompany loans	(433)	—	(140,174)	(140,174)	—	280,781	—
Capital contribution to unconsolidated affiliates	—	—	—	—	(6,105)	—	(6,105)
Investment in subsidiaries	(4,250)	—	(1,399)	(1,399)	—	7,048	—
Other investing activities	—	—	—	—	4,896	—	4,896

Net cash used in investing activities	(4,683)	—	(231,488)	(231,488)	(73,162)	377,680	(163,141)

Cash flows from financing activities:
Repayments of long-term debt	—	—	(5,862)	(5,862)	(22,263)	5,862	(28,125)
Proceeds from issuance of long-term debt	—	—	—	—	13,774	—	13,774
Proceeds from (repayment of) intercompany borrowing	—	167,281	29,562	17,000	(26,669)	(187,174)	—
Capital contribution from parent	—	—	—	—	5,649	(5,649)	—
Noncontrolling interest in New Dawn	—	—	—	—	610	—	610
Principal payments on deferred satellite performance incentives	—	—	(778)	(778)	(3,537)	778	(4,315)
Principal payments on capital lease obligations	—	—	—	—	(98)	—	(98)

Net cash provided by (used in) financing activities	—	167,281	22,922	10,360	(32,534)	(186,183)	(18,154)

Effect of exchange rate changes on cash	—	—	(399)	(399)	186	399	(213)

Net change in cash and cash equivalents	(6,332)	(15,733)	(110,742)	(108,636)	35,747	108,636	(97,060)
Cash and cash equivalents, beginning of period	21,817	16,115	229,817	227,610	209,822	(227,610)	477,571

Cash and cash equivalents, end of period	$15,485	$382	$119,075	$118,974	$245,569	$(118,974)	$380,511

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(6,135)	$(167,962)	$180,327	$201,265	$75,721	$(201,264)	$81,952

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	(99,073)	(99,073)	(33,477)	99,073	(132,550)
Proceeds from sale of other property and equipment	—	—	450	450	294	(450)	744
Disbursements for intercompany loans	—	—	(4,446)	(4,446)	—	8,892	—
Capital contribution to unconsolidated affiliates	—	—	—	—	(6,105)	—	(6,105)
Investment in affiliate debt	—	—	(347,953)	(347,953)	—	695,906	—
Other investing activities	—	—	—	—	1,187	—	1,187

Net cash used in investing activities	—	—	(451,022)	(451,022)	(38,101)	803,421	(136,724)

Cash flows from financing activities:
Repayments of long-term debt	—	—	(5,861)	(5,861)	(22,263)	(342,093)	(376,078)
Proceeds from issuance of long-term debt	—	—	354,000	354,000	28,485	(354,000)	382,485
Proceeds from (repayment of) intercompany borrowings	3,000	—	14,494	—	(13,048)	(4,446)	—
Debt issuance costs	—	—	(7,331)	(7,331)	—	7,331	(7,331)
Principal payments on deferred satellite performance incentives	—	—	(5,502)	(5,502)	(3,857)	5,502	(9,359)
Principal payments on capital lease obligations	—	—	(1,492)	(1,492)	(88)	1,492	(1,580)

Net cash provided by (used in) financing activities	3,000	—	348,308	333,814	(10,771)	(686,214)	(11,863)

Effect of exchange rate changes on cash and cash equivalents	—	—	287	287	(1,133)	(287)	(846)

Net change in cash and cash equivalents	(3,135)	(167,962)	77,900	84,344	25,716	(84,344)	(67,481)
Cash and cash equivalents, beginning of period	6,286	181,650	169,169	149,003	113,106	(149,003)	470,211

Cash and cash equivalents, end of period	$3,151	$13,688	$247,069	$233,347	$138,822	$(233,347)	$402,730

(Certain totals may not add due to the effects of rounding)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and their notes included elsewhere in this Quarterly Report. See “Forward-Looking Statements” for a discussion of factors that could cause our future financial condition and results of operations to be different from those discussed below.

Overview

We operate the world’s largest fixed satellite services business, providing a critical layer in the global communications infrastructure. We provide our infrastructure services on a satellite fleet comprised of over 50 satellites covering 99% of the earth’s populated regions. Our satellite capacity is complemented by Intelsat ONESM, our terrestrial network comprised of leased fiber optic cable and owned and operated teleports. We operate more satellite capacity in orbit, have more satellite capacity under contract, serve more commercial customers, deliver services in more countries and distribute more television channels than any other commercial satellite operator.

Results of Operations

Three Months Ended March 31, 2009 and 2010

The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010	Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
			Increase (Decrease)	Percentage Change
Revenue	$631,847	$621,140	$(10,707)	(2)%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	103,520	97,357	(6,163)	(6)
Selling, general and administrative	46,510	45,119	(1,391)	(3)
Depreciation and amortization	210,929	196,807	(14,122)	(7)
Impairment of asset value	499,100	6,538	(492,562)	(99)
Losses on derivative financial instruments	7,956	29,867	21,911	NM

Total operating expenses	868,015	375,688	(492,327)	(57)

Income (loss) from operations	(236,168)	245,452	481,620	NM
Interest expense, net	350,720	339,824	(10,896)	(3)
Loss on early extinguishment of debt	(14,876)	—	14,876	NM
Other income, net	932	2,773	1,841	NM

Loss before income taxes	(600,832)	(91,599)	509,233	(85)
Provision for (benefit from) income taxes	(43,246)	11,829	55,075	NM

Net loss	(557,586)	(103,428)	454,158	(81)%
Net (income) loss attributable to noncontrolling interest	(60)	810	870	NM

Net loss attributable to Intelsat S.A.	$(557,646)	$(102,618)	$455,028	(82)%

Revenue

We earn revenue primarily by providing services over satellite transponder capacity to our customers. Our customers generally obtain satellite capacity from us by placing an order pursuant to one of several master customer service agreements. Our customer agreements also cover services that we procure from third parties and resell, which we refer to as off-network services. These services can include transponder services and other satellite-based transmission services sourced from other operators often in frequencies not available on our network. Under the category Off-Network and Other revenues, we also include revenues from consulting and other services.

The following table sets forth our comparative revenue by service type, with Off-Network and Other revenues shown separately from On-Network revenues, for the periods shown (in thousands, except percentages):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$444,192	$450,641	$6,449	1%
Managed services	83,937	79,374	(4,563)	(5)
Channel	34,135	31,284	(2,851)	(8)

Total on-network revenues	562,264	561,299	(965)	(0)

Off-Network and Other Revenues
Transponder, MSS and other off-network services	38,820	49,572	10,752	28
Satellite-related services	30,763	10,269	(20,494)	(67)

Total off-network and other revenues	69,583	59,841	(9,742)	(14)

Total	$631,847	$621,140	$(10,707)	(2)%

Revenue for the three months ended March 31, 2010 decreased by $10.7 million, or 2%, as compared to the three months ended March 31, 2009, due primarily to a decline in satellite-related services revenues as a result of a launch vehicle resale which occurred in the first quarter of 2009, with no similar resale in the first quarter of 2010. By service type, our revenue increased or decreased due to the following:

On-Network Revenues:

•

Transponder services—an aggregate increase of $6.4 million, due mostly to a $5.8 million increase in revenue from network service customers, resulting from new business, renewals and customers transitioning from managed services. Customers located in the Africa and Middle East region produced the highest growth. The change also reflects a $1.2 million increase in revenues resulting from new services and renewals sold primarily to customers of our Intelsat General business.

•

Managed services—an aggregate decrease of $4.6 million, due mostly to a $3.7 million decrease in revenue from network services customers for broadband solutions primarily in the Africa and Middle East region.

•

Channel—an aggregate decrease of $2.9 million related to a continued decline from the migration of point to point satellite traffic to fiber optic cables across transoceanic routes, a trend which we expect will continue.

Off-Network and Other Revenues:

•

Transponder, MSS and other off-network services—an aggregate increase of $10.8 million, primarily due to a $6.3 million increase in transponder services related to customers of our Intelsat General business and $4.6 million in increased mobile satellite services (“MSS”) revenue from usage-based mobile services.

•

Satellite-related services—an aggregate decrease of $20.5 million, resulting primarily from $22.1 million in launch vehicle resale revenues recorded in the first quarter of 2009 with no similar resales occurring in the first quarter of 2010. This was partially offset by an increase in professional services revenue from customers of our Intelsat General business during the three months ended March 31, 2010.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue decreased by $6.2 million, or 6%, to $97.4 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The decrease was primarily due to a $6.8 million decline in cost of sales to $46.8 million related to off-network and other revenues. The $6.8 million decline consisted of a decrease of $17.8 million primarily related to the resale of a launch vehicle by our satellite-related services business in the first quarter of 2009, offset by an increase of $10.9 million for purchases of fixed and mobile off-network capacity related to increased services sold primarily to our Intelsat General customers.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $1.4 million, or 3%, to $45.1 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The decrease was primarily due to $6.0 million in lower compensation costs associated with the amended and restated Intelsat Global, Ltd. 2008 Share Incentive Plan (the “2008 Incentive Plan”), partially offset by an increase of $3.4 million due to bad debt expense incurred during the three months ended March 31, 2010 as compared to a credit in the prior year period.

Depreciation and Amortization

Depreciation and amortization expense decreased by $14.1 million, or 7%, to $196.8 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This decrease was primarily due to:

•	a decrease of $21.0 million in depreciation expense due to certain satellites becoming fully depreciated and the impairment of our IS-4 satellite in 2010;

•	a decrease of $5.2 million in depreciation expense due to certain ground and other assets becoming fully depreciated; and

•	a decrease of $4.0 million in amortization expense for our amortizable intangibles primarily due to the pattern of consumption methodology; partially offset by

•	an increase of $11.4 million in depreciation expense resulting from the impact of satellites placed into service during the second half of 2009 and the first quarter of 2010; and

•	an increase of $4.6 million in depreciation expense resulting from changes in the estimated remaining useful lives of certain satellites.

Income (loss) from Operations

Our income (loss) from operations increased by $481.6 million to income from operations of $245.5 million for the three months ended March 31, 2010 as compared to a loss from operations of $236.2 million for the three months ended March 31, 2009. In addition to the impacts described above, our financial results were affected by certain material pre-tax charges incurred during the three months ended March 31, 2010, as discussed below:

•	a $6.5 million non-cash impairment charge recorded in the first quarter of 2010 to write off our IS-4 satellite, which was deemed unrecoverable after an anomaly occurring in February 2010; and

•

a $29.9 million loss recognized on our derivative financial instruments for the three months ended March 31, 2010 due to cash settlements for interest, representing the difference between the amount of floating rate interest we receive and the amount of fixed rate interest we pay, together with changes resulting from marking the instruments to fair value.

Interest Expense, Net

Interest expense, net consists of the gross interest expense we incur less the amount of interest we capitalize related to capital assets under construction and less interest income earned. We also held interest rate swaps with an aggregate notional amount of $2.3 billion to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities. The swaps have not been designated as hedges for accounting purposes. Interest expense, net decreased by $10.9 million, or 3%, to $339.8 million for the three months ended March 31, 2010, as compared to $350.7 million for the three months ended March 31, 2009. The decrease in interest expense, net was principally due to the following:

•	a decrease of $11.1 million due to lower interest rates on our variable rate debt in the first quarter of 2010 as compared to 2009; and

•	a decrease of $9.8 million from higher capitalized interest expense due to an increase in the number of satellites under construction as compared to 2009; partially offset by

•

a net increase of $7.5 million in interest expense associated with the issuance of the Intelsat Jackson Holdings S.A. 8½% Senior Notes due 2019, which were primarily used to repay $400 million of the Intelsat (Luxembourg) S.A. 11½%/12½% Senior PIK Election Notes due 2017 (the “2017 PIK Notes”) in October 2009, and interest paid-in-kind that was accreted into the principal of the 2017 PIK Notes.

The non-cash portion of total interest expense, net was $97.4 million for the three months ended March 31, 2010 and included $72.0 million of payment-in-kind interest expense. The remaining non-cash interest expense was primarily associated with the amortization of deferred financing fees incurred as a result of new or refinanced debt and the amortization and accretion of discounts and premiums.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $14.9 million for the three months ended March 31, 2009, with no similar charge during the three months ended March 31, 2010. The 2009 loss on early extinguishment of debt was recognized in connection with Intelsat Sub Holdco’s purchase of $114.2 million of Intelsat S.A.’s outstanding 7 5/8% Senior Notes due 2012 (the “2012 Intelsat S.A. Notes”) and $346.5 million of Intelsat S.A.’s outstanding 6 1/2% Senior Notes due 2013 (the “2013 Intelsat S.A. Notes”) pursuant to a cash tender offer (the “Tender Offer”). The loss was primarily driven by the difference between the carrying value of the Intelsat S.A. notes purchased and the cash amount paid for the purchase. The value of Intelsat S.A.’s notes had been adjusted to fair value as of February 4, 2008 in connection with the New Sponsors Acquisition Transactions.

Other Income, Net

Other income, net was $2.8 million for the three months ended March 31, 2010 as compared to $0.9 million for the three months ended March 31, 2009. The increase of $1.8 million was primarily due to a $1.3 million gain recorded related to our sale of Viasat, Inc. common stock during the three months ended March 31, 2010 and a $0.6 million increase in exchange rate gains, primarily due to the U.S. dollar strengthening against the Brazilian real, which impacts our service contracts with our Brazilian customers.

Provision for (Benefit from) Income Taxes

We had a provision for income taxes of $11.8 million for the three months ended March 31, 2010 as compared to a benefit from income taxes of $43.2 million for the three months ended March 31, 2009. The difference was principally due to a higher pre-tax loss in certain taxable jurisdictions, primarily related to orbital slot impairment charges in the United States during the three months ended March 31, 2009, as compared to pre-tax income in certain taxable jurisdictions in the three months ended March 31, 2010.

On March 23, 2010, H.R. 3590, The Patient Protection and Affordable Care Act, was enacted. On March 30, 2010, the Health Care and Education Reconciliation Act of 2010 was enacted. Included in the new legislation is a provision that affected the tax treatment of Medicare Part D subsidy payments. With the change in law, the subsidy will still not be taxed, but an equal amount of expenditures by the plan sponsor will not be deductible. Therefore, the expected future tax deduction will be reduced by an amount equal to the subsidy, and any previously recognized deferred tax asset must be reversed. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) Topic 740, Income Taxes, the expense associated with adjusting this deferred tax asset is recognized as tax expense in continuing operations in the period the change in tax law is enacted. We recorded an increase of $2.9 million to tax expense related to the change in law during the three months ended March 31, 2010.

EBITDA

EBITDA consists of earnings before net interest, loss on early extinguishment of debt, taxes and depreciation and amortization. EBITDA is a measure commonly used in the fixed satellite services sector, and we present EBITDA to enhance the understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, EBITDA is not a measure of financial performance under United States generally accepted accounting principles (“U.S. GAAP”), and our EBITDA may not be comparable to similarly titled measures of other companies. EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) attributable to Intelsat S.A., determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity.

A reconciliation of net loss attributable to Intelsat S.A. to EBITDA for the periods shown is as follows (in thousands):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
Net loss attributable to Intelsat S.A.	$(557,646)	$(102,618)
Add:
Interest expense, net	350,720	339,824
Loss on early extinguishment of debt	14,876	—
Provision for (benefit from) income taxes	(43,246)	11,829
Depreciation and amortization	210,929	196,807

EBITDA	$(24,367)	$445,842

Liquidity and Capital Resources

Cash Flow Items

Our cash flows consisted of the following for the periods shown (in thousands):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
Net cash provided by operating activities	$81,952	$84,448
Net cash used in investing activities	(136,724)	(163,141)
Net cash used in financing activities	(11,863)	(18,154)
Net change in cash and cash equivalents	(67,481)	(97,060)

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased by $2.5 million to $84.4 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The increased cash flows from operating activities primarily resulted from an increase in deferred revenue in the first quarter of 2010 related to amounts received from customers for long-term service contracts and a decrease in interest paid due to lower interest rates on our variable rate debt. These increases were partially offset by a decrease in net income excluding non-cash items and a prepayment in the first quarter of 2010 related to the procurement of a long-term service contract.

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $26.4 million to $163.1 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This increase was primarily due to higher capital expenditures of $58.0 million associated with satellites under construction, partially offset by proceeds from the sale of our shares of Viasat, Inc. common stock of $28.6 million in the first quarter of 2010.

Net Cash Used in Financing Activities

Net cash used in financing activities increased by $6.3 million to $18.2 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This increase was primarily due to $28.1 million of long-term debt repayments and $13.8 million of proceeds from the issuance of long-term debt in the first quarter of 2010 compared to net proceeds of $6.4 million from the issuance of long-term debt in the first quarter of 2009. Partially offsetting this increase was a decrease in principal payments on deferred satellite performance incentives primarily related to a $4.9 million advanced performance payment in the first quarter of 2009 for our G-19 satellite.

Long-Term Debt

We are a highly leveraged company and, in connection with the consummation of the New Sponsors Acquisition Transactions, we became a significantly more highly leveraged company, which has resulted in a significant increase in our interest expense.

In connection with the New Sponsors Acquisition Transactions, our pre-acquisition long-term debt was adjusted to fair value as of the effective date of the transaction, resulting in a net decrease of $182.5 million to the carrying value of the debt. This net difference between the fair value and par value of the debt is being amortized as an increase to interest expense over the remaining term of the related debt using the effective interest method.

Senior Secured Credit Facilities

Intelsat Sub Holdco Senior Secured Credit Facility

Intelsat Sub Holdco entered into an amended and restated credit agreement (the “Sub Holdco Credit Agreement”) on July 3, 2006. The Sub Holdco Credit Agreement provides for a $344.8 million Tranche B Term Loan facility due 2013 and a $270.8 million revolving credit facility due 2012. Up to $200.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility is available for swingline loans.

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

The Consolidated Secured Debt to Consolidated EBITDA Ratio is determined by comparing Consolidated Secured Debt to Consolidated EBITDA, each as defined under the Sub Holdco Credit Agreement. We were in compliance with this financial maintenance covenant ratio with a Consolidated Secured Debt to Consolidated EBITDA Ratio of 0.1:1.00 as of March 31, 2010. In the event we were to fail to comply with this financial maintenance covenant ratio and were unable to obtain waivers, we would default under the Intelsat Sub Holdco Credit Agreement, and the lenders under the Intelsat Sub Holdco Credit Agreement could accelerate our obligations thereunder, which would result in an event of default under our existing notes and Intelsat Jackson’s unsecured credit agreements.

No amounts were outstanding under the revolving credit facility as of March 31, 2010; however, $17.9 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was $252.9 million at such date.

Intelsat Corp Senior Secured Credit Facility

As of March 31, 2010, Intelsat Corp had a revolving credit facility and certain term loans outstanding under the Intelsat Corporation Amended and Restated Credit Agreement (the “Intelsat Corp Amended and Restated

Credit Agreement”), which consisted of a $355.9 million Tranche A-3 Senior Secured Term loan due 2012, a $1.8 billion Tranche B-2 Senior Secured Term Loan facility due 2014, and a $175.0 million revolving credit facility due 2012. Up to $150.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility is available for swingline loans.

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

The Consolidated Secured Debt to Consolidated EBITDA Ratio is determined by comparing Consolidated Secured Debt to Consolidated EBITDA, each as defined under the Intelsat Corp Amended and Restated Credit Agreement. We were in compliance with this financial maintenance covenant ratio, with a Consolidated Secured Debt to Consolidated EBITDA Ratio of 2.43:1.00, as of March 31, 2010. In the event we were to fail to comply with this financial maintenance covenant ratio and were unable to obtain waivers, we would default under the Intelsat Corp Amended and Restated Credit Agreement, and the lenders under the Intelsat Corp Amended and Restated Credit Agreement could accelerate our obligations thereunder, which would result in an event of default under our existing notes and Intelsat Jackson’s unsecured credit agreements.

No amounts were outstanding under the revolving credit facility as of March 31, 2010; however, $1.8 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was $152.5 million at such date, assuming that one of the lenders under the revolving credit facility, responsible for approximately $20.8 million of the $175.0 million of aggregate lending commitments, would not provide any funds in response to any future borrowing request. Such lender did not provide any funds in response to a September 2008 borrowing request we made under the revolving credit facility.

Long-Term Debt Changes in 2009

On October 20, 2009, our indirect subsidiary, Intelsat Jackson, completed an offering of $500.0 million aggregate principal amount at maturity of 8 1/2% Senior Notes due 2019, which yielded $487.1 million of cash proceeds at issuance (the “2009 Jackson Notes Offering”). Upon consummation of the 2009 Jackson Notes Offering, Intelsat Jackson paid a dividend to Intelsat Luxembourg in an amount equal to the price paid by Intelsat Luxembourg to purchase $400.0 million face amount of the 2017 PIK Notes from Banc of America Securities LLC at a discount. Intelsat Luxembourg then canceled the purchased 2017 PIK Notes. After giving effect to the purchase of the 2017 PIK Notes and fees and expenses related thereto and the 2009 Jackson Notes Offering, $101.1 million of the proceeds from the 2009 Jackson Notes Offering remained available for general corporate purposes.

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

On February 12, 2009, our indirect subsidiary, Intelsat Sub Holdco, purchased $114.2 million of the outstanding 2012 Intelsat S.A. Notes for $93.3 million and $346.5 million of the outstanding 2013 Intelsat S.A. Notes for $254.6 million pursuant to the Tender Offer. Intelsat Sub Holdco funded the Tender Offer through an offering of $400.0 million aggregate principal amount at maturity of 8 7/8% Senior Notes due 2015, Series B (the “2009 Sub Holdco Notes”), completed on February 12, 2009, which yielded $348.3 million of proceeds at issuance, together with cash on hand. The 2009 Sub Holdco Notes have terms substantially similar to Intelsat Sub Holdco’s outstanding 8 7/8% Senior Notes due 2015 issued in June 2008.

Intelsat S.A. Notes Consent Solicitation

On April 21, 2010, Intelsat S.A. completed a consent solicitation that resulted in the amendment of certain terms of the indenture governing the 2012 Intelsat S.A. Notes and the 2013 Intelsat S.A. Notes. The most significant amendments replaced the limitation on secured debt covenant, which limited secured debt of Intelsat S.A. and its restricted subsidiaries to 15% of their consolidated net tangible assets (subject to certain exceptions), with a new limitation on liens covenant, which generally limits such secured debt to two times the adjusted EBITDA of Intelsat S.A. (as defined) plus certain general baskets (subject to certain exceptions), and made certain corresponding changes to the sale and leaseback covenant as a result of the addition of the new limitation on liens covenant. As consideration, Intelsat S.A. paid the consenting holders of such notes a consent payment equal to 2% of the outstanding principal amount of notes held by such holders that totaled approximately $15.4 million, which was paid and expensed shortly after the conclusion of the consent.

New Dawn Credit Facilities

On December 5, 2008, New Dawn Satellite Company Ltd. (“New Dawn”) entered into a $215.0 million secured financing arrangement that consists of senior and mezzanine term loan facilities. The credit facilities are non-recourse to New Dawn’s shareholders, including Intelsat S.A. and its wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions. The senior facility provides for a commitment of up to $125.0 million. The interest rate on term loans under the senior facility is the aggregate of LIBOR plus an applicable margin between 3.0% and 4.0% and certain costs, if incurred. The mezzanine facility provides for a commitment of up to $90.0 million. The interest rate on term loans under the mezzanine facility is the aggregate of LIBOR plus an applicable margin between 5.3% and 6.3% and certain costs, if incurred. New Dawn is required to pay a commitment fee at a rate per annum of 0.5% on any unused commitments under the credit facilities. During the three months ended March 31, 2010, New Dawn incurred satellite related capital expenditures of $18.5 million, and as of March 31, 2010 it had aggregate outstanding borrowings of $130.2 million under the credit facilities.

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

In addition to EBITDA and Sub Holdco Adjusted EBITDA, we also calculate a measure called Intelsat Luxembourg Adjusted EBITDA (previously referred to as New Bermuda Adjusted EBITDA), based on the term Adjusted EBITDA, as defined in the indenture governing Intelsat Luxembourg’s 11 1/4% Senior Notes due 2017 and the 2017 PIK Notes (collectively, the “2008 Luxembourg Notes”).

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

Under Intelsat Luxembourg’s indenture, Intelsat Luxembourg generally may not incur additional indebtedness (subject to certain exceptions) if the debt to Intelsat Luxembourg Adjusted EBITDA ratio calculated on a pro forma basis at the time of such incurrence would exceed 8.00 to 1.00 and Intelsat Luxembourg cannot incur certain liens to secure indebtedness (subject to certain exceptions) if the secured indebtedness leverage ratio, after giving effect to the incurrence, exceeds 2.50 to 1.00. In addition, under this indenture, satisfaction of a 6.75 to 1.00 debt to Intelsat Luxembourg Adjusted EBITDA ratio is generally (subject to certain exceptions) a condition to the making of restricted payments by Intelsat Luxembourg. Furthermore, under the restricted payments covenants contained in this indenture (subject to certain exceptions), the ability of Intelsat Luxembourg to make restricted payments (including the making of investments and the payment of dividends) is restricted by a formula based on the amount of Intelsat Luxembourg Adjusted EBITDA measured from January 1, 2008 and calculated without making pro forma adjustments. There are similar additional covenants in debt agreements of other subsidiaries of Intelsat S.A., including Intelsat Jackson, Intelsat Corp, Intermediate Holdco and Intelsat Sub Holdco, that significantly restrict the ability of these entities to incur additional indebtedness and make restricted payments, in some cases based on the satisfaction of applicable leverage ratios.

We believe that the inclusion of Sub Holdco Adjusted EBITDA and Intelsat Luxembourg Adjusted EBITDA in this Quarterly Report is appropriate to provide additional information to investors about the calculation of certain covenants in the Sub Holdco Credit Agreement and the indenture governing the 2008 Luxembourg Notes as mentioned above. We believe that some investors may use Sub Holdco Adjusted EBITDA and Intelsat Luxembourg Adjusted EBITDA to evaluate our liquidity and financial condition. Sub Holdco Adjusted EBITDA and Intelsat Luxembourg Adjusted EBITDA are not measures of financial performance under U.S. GAAP, and Sub Holdco Adjusted EBITDA and Intelsat Luxembourg Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Sub Holdco Adjusted EBITDA and Intelsat Luxembourg Adjusted EBITDA should not be considered as alternatives to operating income (loss) or net income (loss) attributable to Intelsat S.A., determined in accordance with U.S. GAAP, as indicators of our operating performance, or as alternatives to cash flows from operating activities, determined in accordance with U.S. GAAP, as indicators of cash flows, or as measures of liquidity.

A reconciliation of net cash provided by Intelsat S.A. operating activities to net loss attributable to Intelsat S.A.; net loss attributable to Intelsat S.A. to Intelsat S.A. EBITDA; Intelsat S.A. EBITDA to Intelsat Luxembourg Adjusted EBITDA; and Intelsat Luxembourg Adjusted EBITDA to Sub Holdco Adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
Reconciliation of net cash provided by operating activities to net loss attributable to Intelsat S.A.:
Net cash provided by operating activities	$81,952	$84,448
Depreciation and amortization	(210,929)	(196,807)
Impairment of asset value	(499,100)	(6,538)
Provision for doubtful accounts	1,167	(2,200)
Foreign currency transaction loss	(846)	(213)
Loss on disposal of assets	(1,943)	(13)
Share-based compensation expense	(466)	5,981
Deferred income taxes	49,912	106
Amortization of discount, premium, issuance costs and other non-cash items	(31,276)	(25,447)
Interest paid-in-kind	(72,843)	(71,986)
Loss on early extinguishment of debt	(14,496)	—
Share in gain of unconsolidated affiliates	132	124
Gain on sale of investment	—	1,261
Unrealized gains (losses) on derivative financial instruments	6,505	(4,355)
Other non-cash items	17	(866)
Net (income) loss attributable to noncontrolling interest	(60)	810
Changes in operating assets and liabilities	134,628	113,077

Net loss attributable to Intelsat S.A.	(557,646)	(102,618)

Add (Subtract):
Interest expense, net	350,720	339,824
Loss on early extinguishment of debt	14,876	—
Provision for (benefit from) income taxes	(43,246)	11,829
Depreciation and amortization	210,929	196,807

Intelsat S.A. EBITDA	(24,367)	445,842

Add (Subtract):
Parent and intercompany expenses, net (1)	2,922	2,307
EBITDA from unrestricted subsidiaries (2)	(512)	(790)
Compensation and benefits (3)	1,635	(5,981)
Management fees (4)	5,797	6,178
Share in gain of unconsolidated affiliates (5)	(132)	(124)
Impairment of asset value (6)	499,100	6,538
Losses on derivative financial instruments (7)	7,956	29,867
Gain on sale of investment (8)	—	(1,261)
Non-recurring and other non-cash items (9)	4,264	2,821
Satellite performance incentives (10)	(2,231)	(2,255)

Intelsat Luxembourg Adjusted EBITDA	494,432	483,142

Add (Subtract):
Intelsat Corp Adjusted EBITDA (11)	(185,592)	(186,056)
Parent and intercompany expenses (12)	244	358
Satellite performance incentives (10)	2,231	2,255

Sub Holdco Adjusted EBITDA	$311,315	$299,699

(1)	Represents expenses incurred at Intelsat S.A. for employee salaries and benefits, office operating costs and other expenses.

(2)	Reflects EBITDA of our unrestricted subsidiary, New Dawn, which is excluded under the definitions of Intelsat Luxembourg Adjusted EBITDA and Sub Holdco Adjusted EBITDA.

(3)	Reflects the portion of the expenses incurred relating to our equity compensation plans, defined benefit retirement plan and other postretirement benefits that are excludable under the definitions of Intelsat Luxembourg Adjusted EBITDA and Sub Holdco Adjusted EBITDA.

(4)	Reflects expenses incurred in connection with the monitoring fee agreements to provide certain monitoring, advisory and consulting services to Intelsat Luxembourg, Intelsat Sub Holdco and their respective subsidiaries.

(5)	Represents gain incurred under the equity method of accounting.

(6)	Represents a first quarter 2009 non-cash impairment charge recorded to write-down our intangible assets determined to have indefinite useful lives in accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other, and a first quarter 2010 write-off of our IS-4 satellite, which was deemed to be unrecoverable due to an anomaly, including a write-off of the related deferred performance incentive obligations.

(7)	Represents the changes in the fair value of the undesignated interest rate swaps as well as the difference between the amount of floating rate interest we receive and the amount of fixed rate interest we pay and the change in the fair value of our put option embedded derivative related to the 2009 Sub Holdco Notes, which are recognized in operating income.

(8)	Represents the gain on the sale of our shares of Viasat, Inc. common stock during the three months ended March 31, 2010.

(9)	Reflects certain non-recurring gains and losses and non-cash items, including costs associated with the migration of our jurisdiction of organization from Bermuda to Luxembourg, expense for services on the Galaxy 13/Horizons-1 and Horizons-2 satellites and non-cash income related to the recognition of deferred revenue on a straight-line basis of certain prepaid capacity contracts, which are excluded under the definitions of Intelsat Luxembourg Adjusted EBITDA and Sub Holdco Adjusted EBITDA.

(10)	Represents satellite performance incentive interest expense required to be excluded from interest expense for the calculation of Intelsat Luxembourg Adjusted EBITDA, but permitted to be included as part of interest expense for the calculation of Sub Holdco Adjusted EBITDA.

(11)	This measure is reported publicly by our subsidiary, Intelsat Corp, which is not a subsidiary of Intelsat Sub Holdco.

(12)	Reflects expenses of Intelsat Luxembourg and other holding companies not consolidated under Intelsat Sub Holdco.

Funding Sources and Uses

We are a highly leveraged company and have incurred significant additional debt over the last several years, which has resulted in a large increase in our obligations related to debt service, including increased interest expense. We currently expect to use cash on hand, cash flows from operations and availability under our senior secured credit facilities to fund our most significant cash outlays, including debt service requirements and capital expenditures, in the next twelve months.

The ability of Intelsat Sub Holdco to borrow under its revolving credit facility is subject to compliance by its indirect parent, Intelsat S.A., with a senior secured debt covenant included in the indenture governing Intelsat S.A.’s senior notes (as in effect on July 3, 2006, the date on which the Sub Holdco Credit Agreement was executed). As a result, under certain circumstances, Intelsat Sub Holdco may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Corp has certain amounts outstanding under its revolving credit facility.

Backlog

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog is our expected future revenue under customer contracts, and includes both cancelable and non-cancelable contracts, although 97% of our backlog as of March 31, 2010 related to contracts that either were non-cancelable or were cancelable subject to substantial termination fees. In certain cases of breach for non-payment or customer bankruptcy, we may not be able to recover the full value of certain contracts or termination fees. Our backlog also includes our pro rata share of backlog of our joint venture investments. Our backlog was approximately $9.4 billion and $9.5 billion as of December 31, 2009 and March 31, 2010, respectively. This backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

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

Payments for satellites and other property and equipment during the three months ended March 31, 2010 were $190.5 million, which included $18.5 million of payments made by New Dawn. We have eight satellites in development, including our Intelsat New Dawn satellite, with one additional launch planned in 2010. We successfully launched IS-16 in the first quarter of 2010.

We expect our 2010 total capital expenditures to remain at a range of approximately $825 million to $900 million. Our annual capital expenditures for fiscal years 2011 and 2012 are expected to remain at a range of approximately $800 million to $875 million and $450 million to $525 million, respectively. We intend to fund our capital expenditure requirements through cash on hand, cash provided from operating activities and, if necessary, borrowings under the revolving facilities of our senior secured credit facilities.

Disclosures about Market Risk

See Item 3—Quantitative and Qualitative Disclosures About Market Risk.

Off-Balance Sheet Arrangements

On August 1, 2005, Intelsat Corp formed a second satellite joint investment with JSAT to build and launch a Ku-band satellite, Horizons-2. The Horizons-2 satellite was launched in December 2007 and placed into service in February 2008. Our investment is being accounted for using the equity method of accounting. The total future joint investment in Horizons-2 is expected to be $113.5 million as of March 31, 2010, of which each of the joint venture partners is required to fund their 50% share. Our share of the results of Horizons-2 is included in other income, net in the accompanying condensed consolidated statements of operations and was income of $0.09 million and $0.08 million for the three months ended March 31, 2009 and 2010, respectively. As of December 31, 2009 and March 31, 2010, the investment balance of $75.3 million and $74.7 million, respectively, was included within other assets in the accompanying condensed consolidated balance sheets.

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $6.1 million in March 31, 2009 and 2010. We have entered into a security and pledge agreement with a third-party lender and, pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee. We recorded a liability of $12.2 million within accrued liabilities as of December 31, 2009 and March 31, 2010, and a liability of $48.8 million and $42.7 million within other long-term liabilities as of December 31, 2009 and March 31, 2010, respectively, in the accompanying condensed consolidated balance sheets.

We do not have any other significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or liquidity.

Recently Adopted Accounting Pronouncements

During the third quarter of 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13 (EITF 08-1), Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASC Subtopic 605-25, Revenue Recognition-Multiple-Element-Arrangements (“ASC Subtopic 605-25”), sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered.

ASU 2009-13 amends ASC Subtopic 605-25 to eliminate the requirement that all undelivered elements must have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion that is attributable to items already delivered. In the absence of VSOE or TPE of the stand-alone selling price for one or more delivered or undelivered elements in the arrangement, entities will be required to make a best estimate of the selling prices of those elements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted.

Historically, we have entered into contracts with customers to deliver multiple services such as tracking, telemetry and control, satellite capacity and equipment. These elements usually have separate delivery dates. Under the previous guidance, we were typically required to defer the revenue of all deliverables until the undelivered item had been provided because we were unable to determine VSOE or TPE for the undelivered items (primarily capacity). The arrangements with multiple deliverables are not common and are non-standard; therefore, they do not constitute a significant portion of the contracts entered into during a given year.

Intelsat elected to early adopt ASU 2009-13 on a prospective basis, effective for the first quarter of 2010. The adoption of ASU 2009-13 did not have a material impact on Intelsat’s net income for the three months ended March 31, 2010 and is not expected to significantly impact future periods.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates and foreign currencies. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. In addition, with respect to our interest rate swaps as described below, we are exposed to counterparty credit risk, which we seek to minimize through credit support agreements and the review and monitoring of all counterparties. We do not purchase or hold any derivative financial instruments for speculative purposes. On March 15, 2010, our interest rate basis swap with an aggregate notional principal amount of $312.5 million matured. On March 14, 2010, our five-year interest rate swap to hedge interest expense on a notional amount of $625.0 million (originally $1.25 billion of debt, and reduced under the original terms of the swap agreement) expired. During the three months ended March 31, 2010, there were no other material changes to our market risk sensitive instruments and positions as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2010. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to litigation in the ordinary course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

No material changes in the risks related to our business have occurred since we filed our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

On May 6, 2010, David Roux was appointed as a member of our Board of Directors. Mr. Roux is associated with Silver Lake Partners.

Funds and investment vehicles advised or controlled by Silver Lake Partners (“Silver Lake Funds”) hold more than 15% in the aggregate of the outstanding equity of Intelsat Global. As set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, the Silver Lake Funds, or their associates or affiliates, are parties to a monitoring fee agreement with Intelsat Luxembourg, pursuant to which such parties are entitled to receive an annual fee for providing certain monitoring, advisory and consulting services. In addition, affiliates or associates of the Silver Lake Funds own approximately $190.9 million principal amount of Intelsat Luxembourg’s 11 1/4% Senior Notes due 2017 and $650.0 million original principal amount of the 2017 PIK Notes.

Item 6.	Exhibits

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT S.A.

Date: May 12, 2010	By	/s/ DAVID MCGLADE
David McGlade
Deputy Chairman and Chief Executive Officer

INTELSAT S.A.

Date: May 12, 2010	By	/s/ MICHAEL MCDONNELL
Michael McDonnell
Executive Vice President and Chief Financial Officer