Form 10-Q
period 2010-06-30
INTELSAT S.A.
filed 2010-08-10
CIK 1156871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-50262

INTELSAT S.A.

(Exact Name of Registrant as Specified in Its Charter)

Luxembourg	98-0346003
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4, rue Albert Borschette Luxembourg	L-1246
(Address of Principal Executive Offices)	(Zip Code)

+352 27-84-1600

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

As of August 8, 2010, 5,000,000 common shares, par value $1.00 per share, were outstanding.

INTRODUCTION

In this Quarterly Report, unless otherwise indicated or the context otherwise requires, (1) the terms “we,” “us,” “our”, “the Company” and “Intelsat” refer to Intelsat S.A. and its subsidiaries on a consolidated basis, (2) the terms “Serafina Holdings” and “Intelsat Global” refer to Intelsat Global S.A. (formerly known as Serafina Holdings Limited), (3) the term “Serafina” refers to Intelsat Global Subsidiary S.A. (formerly known as Serafina Acquisition Limited), (4) the term “Intelsat Holdings” refers to Intelsat S.A.’s parent, Intelsat Holdings S.A., (5) the term “Intelsat Luxembourg” refers to Intelsat (Luxembourg) S.A., Intelsat S.A.’s direct wholly-owned subsidiary, (6) the term “Intelsat Jackson” refers to Intelsat Jackson Holdings S.A., Intelsat Luxembourg’s direct wholly-owned subsidiary, (7) the term “Intermediate Holdco” refers to Intelsat Intermediate Holding Company S.A., Intelsat Jackson’s direct wholly-owned subsidiary, (8) the term “Intelsat Sub Holdco” refers to Intelsat Subsidiary Holding Company S.A., Intermediate Holdco’s direct wholly-owned subsidiary, (9) the term “Intelsat Corp” refers to PanAmSat Corporation prior to the PanAmSat Acquisition Transactions and to Intelsat Corporation thereafter, (10) the term “PanAmSat” refers to PanAmSat Holding Corporation and its subsidiaries on a consolidated basis prior to the PanAmSat Acquisition Transactions (as defined below), (11) the term “PanAmSat Acquisition Transactions” refers to our acquisition of PanAmSat on July 3, 2006 and related transactions, and (12) the term “New Sponsors Acquisition Transactions” refers to the acquisition of Intelsat Holdings by Serafina on February 4, 2008 and related transactions.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTELSAT S.A.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31, 2009	As of June 30, 2010
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$477,571	$429,463
Receivables, net of allowance of $20,517 in 2009 and $19,852 in 2010	294,539	303,273
Deferred income taxes	50,643	30,897
Prepaid expenses and other current assets	33,561	82,639

Total current assets	856,314	846,272
Satellites and other property and equipment, net	5,781,955	5,818,419
Goodwill	6,780,827	6,780,827
Non-amortizable intangible assets	2,458,100	2,458,100
Amortizable intangible assets, net	978,599	913,459
Other assets	487,140	514,717

Total assets	$17,342,935	$17,331,794

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$157,519	$198,076
Employee related liabilities	48,882	30,646
Accrued interest payable	369,376	406,617
Current portion of long-term debt	97,689	92,498
Deferred satellite performance incentives	18,683	15,093
Deferred revenue	53,671	66,586
Other current liabilities	68,823	67,114

Total current liabilities	814,643	876,630
Long-term debt, net of current portion	15,223,010	15,370,653
Deferred satellite performance incentives, net of current portion	128,774	121,917
Deferred revenue, net of current portion	254,636	320,207
Deferred income taxes	548,719	486,158
Accrued retirement benefits	239,873	238,015
Other long-term liabilities	335,159	390,034
Redeemable noncontrolling interest	8,884	17,067
Commitments and contingencies (Note 12)
Shareholder’s deficit:
Ordinary shares, $1.00 par value, 100,000,000 shares authorized and 5,000,000 shares issued and outstanding at December 31, 2009 and June 30, 2010	5,000	5,000
Paid-in capital	1,520,616	1,524,131
Accumulated deficit	(1,667,998)	(1,953,625)
Accumulated other comprehensive loss	(68,381)	(66,270)

Total Intelsat S.A. shareholder’s deficit	(210,763)	(490,764)
Noncontrolling interest	—	1,877

Total liabilities and shareholder’s deficit	$17,342,935	$17,331,794

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
Revenue	$642,484	$635,286	$1,274,331	$1,256,426
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	107,286	100,531	210,806	197,888
Selling, general and administrative	70,126	53,461	116,635	98,580
Depreciation and amortization	200,159	201,189	411,088	397,996
Impairment of asset value	—	104,088	499,100	110,625
(Gains) losses on derivative financial instruments	(52,079)	40,775	(44,123)	70,642

Total operating expenses	325,492	500,044	1,193,506	875,731

Income from operations	316,992	135,242	80,825	380,695
Interest expense, net	339,612	349,662	690,333	689,487
Loss on early extinguishment of debt	—	—	(14,876)	—
Other income, net	5,267	1,571	6,199	4,344

Loss before income taxes	(17,353)	(212,849)	(618,185)	(304,448)
Provision for (benefit from) income taxes	15,395	(30,937)	(27,851)	(19,108)

Net loss	(32,748)	(181,912)	(590,334)	(285,340)
Net (income) loss attributable to noncontrolling interest	8	1,266	(52)	2,076

Net loss attributable to Intelsat S.A.	$(32,740)	$(180,646)	$(590,386)	$(283,264)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
Cash flows from operating activities:
Net loss	$(590,334)	$(285,340)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	411,088	397,996
Impairment of asset value	499,100	110,625
Provision for doubtful accounts	(118)	3,291
Foreign currency transaction (gain) loss	(2,819)	366
Loss on disposal of assets	2,558	288
Share-based compensation expense	21,036	(5,301)
Deferred income taxes	(44,560)	(41,108)
Amortization of discount, premium, issuance costs and other non-cash items	61,875	48,678
Interest paid-in-kind	148,675	146,288
Loss on early extinguishment of debt	14,496	—
Share in gain of unconsolidated affiliates	(259)	(249)
Gain on sale of investment	—	(1,261)
Unrealized (gains) losses on derivative financial instruments	(78,312)	25,453
Other non-cash items	190	1,735
Changes in operating assets and liabilities:
Receivables	(15,573)	(13,528)
Prepaid expenses and other assets	9,496	(81,109)
Accounts payable and accrued liabilities	(56,775)	10,019
Deferred revenue	20,530	78,487
Accrued retirement benefits	2,151	(1,859)
Other long-term liabilities	(6,267)	(345)

Net cash provided by operating activities	396,178	393,126

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(283,403)	(437,524)
Proceeds from sale of other property and equipment	678	—
Proceeds from sale of investment	—	28,594
Capital contributions to unconsolidated affiliates	(6,105)	(6,105)
Other investing activities	3,706	7,360

Net cash used in investing activities	(285,124)	(407,675)

Cash flows from financing activities:
Repayments of long-term debt	(399,203)	(51,249)
Repayment of loan proceeds received from Intelsat Holdings	(34,000)	—
Proceeds from issuance of long-term debt	400,365	23,462
Capital Contribution from parent	—	18,000
Debt issuance costs	(7,331)	(15,370)
Noncontrolling interest in New Dawn	—	1,031
Principal payments on deferred satellite performance incentives	(15,015)	(8,876)
Principal payments on capital lease obligations	(1,671)	(191)

Net cash used in financing activities	(56,855)	(33,193)

Effect of exchange rate changes on cash and cash equivalents	2,819	(366)

Net change in cash and cash equivalents	57,018	(48,108)
Cash and cash equivalents, beginning of period	470,211	477,571

Cash and cash equivalents, end of period	$527,229	$429,463

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$523,682	$460,086
Income taxes paid	15,791	19,877
Supplemental disclosure of non-cash investing activities:
Accrued capital expenditures	$48,868	$106,862

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2010

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

On December 15, 2009, Intelsat, Ltd. and certain of its parent holding companies and subsidiaries migrated their jurisdiction of organization from Bermuda to Luxembourg (the “Migration”). As a result of the Migration, our headquarters are located in Luxembourg. Each company that migrated has continued its corporate and legal personality in Luxembourg. Subsequent to the Migration, Intelsat Global, Ltd. is known as Intelsat Global S.A. (“Intelsat Global”), Intelsat Global Subsidiary, Ltd. is known as Intelsat Global Subsidiary S.A., Intelsat Holdings, Ltd. is known as Intelsat Holdings S.A. (“Intelsat Holdings”), Intelsat, Ltd. is known as Intelsat S.A., Intelsat (Bermuda), Ltd. is known as Intelsat (Luxembourg) S.A. (“Intelsat Luxembourg”), Intelsat Jackson Holdings, Ltd. is known as Intelsat Jackson Holdings S.A. (“Intelsat Jackson”), Intelsat Intermediate Holding Company, Ltd. is known as Intelsat Intermediate Holding Company S.A. (“Intermediate Holdco”) and Intelsat Subsidiary Holding Company, Ltd. is known as Intelsat Subsidiary Holding Company S.A. (“Intelsat Sub Holdco”).

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

Recently Adopted Accounting Pronouncements

During the third quarter of 2009, the FASB issued Accounting Standards Update 2009-13 (EITF 08-1), Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASC Subtopic 605-25, Revenue Recognition-Multiple-Element-Arrangements (“ASC Subtopic 605-25”), sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

Historically, we have entered into contracts with customers to deliver multiple services such as tracking, telemetry and control (“TT&C”), satellite capacity and equipment. These elements usually have separate delivery dates. Under the previous guidance, in certain situations we deferred the revenue of all deliverables until the undelivered item had been provided because we were unable to demonstrate vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) for the undelivered items, primarily capacity. The arrangements with multiple deliverables are not common and are non-standard; therefore, they do not constitute a significant portion of the contracts entered into during a given year.

ASU 2009-13 amends ASC Subtopic 605-25 to eliminate the requirement that all undelivered elements must have VSOE or TPE before an entity can recognize the portion that is attributable to items already delivered. In the absence of VSOE or TPE of the stand-alone selling price for one or more delivered or undelivered elements in the arrangement, entities will be required to make a best estimate of the selling prices of those elements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted.

We elected to early adopt ASU 2009-13 on a prospective basis, effective for the first quarter of 2010. The adoption of ASU 2009-13 did not have a material impact on our condensed consolidated statements of operations for the three and six months ended June 30, 2010 and is not expected to significantly impact future periods.

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

June 30, 2010

The following tables present assets and liabilities measured and recorded at fair value in our condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy (in thousands), excluding long-term debt (see Note 8—Long-Term Debt):

		Fair Value Measurements at December 31, 2009
Description	As of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities (1)	$34,303	$34,303	$—	$—
Undesignated interest rate swaps	15,662	—	15,662	—

Total assets	$49,965	$34,303	$15,662	$—

Liabilities
Undesignated interest rate swaps	$115,512	$—	$115,512	$—
Embedded derivative	14,600	—	—	14,600
Redeemable noncontrolling interest (2)	8,884	—	—	8,884

Total liabilities	$138,996	$—	$115,512	$23,484

		Fair Value Measurements at June 30, 2010
Description	As of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities (1)	$5,354	$5,354	$—	$—
Undesignated interest rate swaps	33,134	—	33,134	—

Total assets	$38,488	$5,354	$33,134	$—

Liabilities
Undesignated interest rate swaps	$160,086	$—	$160,086	$—
Embedded derivative	11,781	—	—	11,781
Redeemable noncontrolling interest (2)	17,067	—	—	17,067

Total liabilities	$188,934	$—	$160,086	$28,848

(1)	The cost basis of our available-for-sale marketable securities was $34.0 million at December 31, 2009 and $6.4 million at June 30, 2010.

(2)	Redeemable noncontrolling interest is classified as mezzanine equity in the accompanying condensed consolidated balance sheets.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

The following tables present the activity for those items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC 820 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Redeemable Noncontrolling Interest	Embedded Derivative	Total
Balance at December 31, 2008	$4,500	$—	$4,500
Purchases, issuances and settlements	—	36,040	36,040
Mark to market valuation adjustment	4,754	(21,440)	(16,686)
Net loss attributable to noncontrolling interest	(370)	—	(370)

Balance at December 31, 2009	$8,884	$14,600	$23,484

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Redeemable Noncontrolling Interest	Embedded Derivative	Total
Balance at December 31, 2009	$8,884	$14,600	$23,484
Contributions	610	—	610
Mark to market valuation adjustment	7,916	(4,120)	3,796
Net loss attributable to noncontrolling interest	(806)	—	(806)

Balance at March 31, 2010	16,604	10,480	27,084

Contributions	421	—	421
Mark to market valuation adjustment	1,268	1,301	2,569
Net loss attributable to noncontrolling interest	(1,226)	—	(1,226)

Balance at June 30, 2010	$17,067	$11,781	$28,848

In accordance with the FASB ASC 480, Distinguishing Liabilities from Equity, regarding the classification and measurement of redeemable securities, we mark to market the fair value of the noncontrolling interest in our joint venture investment in New Dawn Satellite Company, Ltd. (“New Dawn”), at each reporting period. We performed a fair value analysis of the noncontrolling interest related to our 74.9% indirect ownership interest in New Dawn as of June 30, 2010, and this resulted in an increase in the noncontrolling interest of $9.2 million during the six months ended June 30, 2010.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, such items are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as if there is evidence of impairment.

The following table presents assets measured and recorded on a nonrecurring basis at fair value in our condensed consolidated balance sheets and their level within the fair value hierarchy (in thousands):

Description	As of June 30, 2010	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Losses
Long lived asset held and used	$35,000	$35,000	$104,100

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

The fair value measurement of this long-lived asset was considered by us to be within Level 3 of the fair value hierarchy as the most significant inputs were derived utilizing our internally prepared budgets and forecast information, which we believe a market participant would use in pricing such an asset. The estimated fair value was determined based on a probability weighted discounted cash flow analysis and was discounted at an appropriate weighted average cost of capital. During the three months ended June 30, 2010, this long-lived asset was written down to a fair value of $35.0 million from its carrying value of $139.1 million, and in accordance with the FASB ASC Topic 360, Property, Plant and Equipment (“FASB ASC 360”), regarding the impairment or disposal of long-lived assets, we recorded an impairment charge of $104.1 million, which was included in our condensed consolidated statements of operations for the three and six months ended June 30, 2010 (see Note 5—Satellites and Other Property and Equipment).

Note 3    Share-Based and Other Compensation Plans

We maintain a variety of equity-based awards issued under the amended and restated Intelsat Global, Ltd. 2008 Share Incentive Plan (the “2008 Incentive Plan”), which was adopted by the board of directors of Intelsat Global on May 6, 2009. The 2008 Incentive Plan provides for a variety of equity-based awards with respect to Class A common shares of Intelsat Global (the “Class A Shares”) and Class B common shares of Intelsat Global (the “Class B Shares” and, together with the Class A Shares, the “Common Shares”), including non-qualified share options, incentive share options (within the meaning of Section 422 of the United States Internal Revenue Service Tax Code), restricted share awards, restricted share unit awards, share appreciation rights, phantom share awards and performance-based awards.

During the six months ended June 30, 2010, Intelsat Global entered into share-based compensation arrangements (“SCAs”) permitting the purchase of 6,000 Class A shares on terms substantially similar to previous such grants. During the six months ended June 30, 2010, Intelsat Global also cancelled 9,197 Class A rollover options and repurchased 5,075 Class A restricted shares and 8,624 vested Class B Shares. We recorded compensation expense of $15.4 million during the six months ended June 30, 2009, and a credit to compensation expense of $5.3 million during the six months ended June 30, 2010, related to our equity-based awards.

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

The defined benefit retirement plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. We expect that our future contributions to the defined benefit retirement plan will be based on the minimum funding requirements of the Internal Revenue Code and on the plan’s funded status. Recent market conditions have resulted in an unusually high degree of volatility and increased risks related to the short-term liquidity of certain investments held by our defined benefit retirement plan, which could impact the value of the plan assets after the date of these condensed consolidated financial statements. Additionally, any significant decline in the fair value of our defined benefit retirement plan assets could affect its funded status. The impact on the funded status as of October 1, the plan’s annual measurement date, is determined based upon

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

market conditions in effect when we completed our annual valuation. During the six months ended June 30, 2010, we made a contribution to the defined benefit retirement plan of $4.8 million. We anticipate that we will make additional contributions of up to approximately $4.8 million to the defined benefit retirement plan during the remainder of 2010. We fund the postretirement medical benefits throughout the year based on benefits paid. We anticipate that our contributions to fund postretirement medical benefits in 2010 will be approximately $4.0 million.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Healthcare Reform Act”), was signed into law in March 2010. The Healthcare Reform Act codifies health care reforms with staggered effective dates from 2010 to 2018 with many provisions in the Healthcare Reform Act requiring the issuance of additional guidance from various governmental agencies. We assessed the future impact of several of the Healthcare Reform Act’s provisions on our other postretirement benefit liability and determined that as of June 30, 2010, the impact to our condensed consolidated balance sheets and condensed consolidated statements of operations would be immaterial. Given the complexity of the Healthcare Reform Act, the extended time period over which the reforms will be implemented, and the unknown impact of future regulatory guidance, further financial impact to our other postretirement benefit liability and related future expense may occur.

Included in accumulated other comprehensive loss at June 30, 2010 is $105.9 million ($66.9 million, net of tax) that has not yet been recognized in net periodic pension cost, which includes the amortization of unrecognized prior service credits and unrecognized actuarial losses.

Net periodic pension benefit costs included the following components (in thousands):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
Service cost	$694	$726	$1,388	$1,452
Interest cost	5,176	5,221	10,352	10,442
Expected return on plan assets	(5,143)	(4,855)	(10,286)	(9,710)
Amortization of unrecognized prior service cost	(43)	(43)	(86)	(86)
Amortization of unrecognized net loss	—	910	—	1,820

Net periodic costs	$684	$1,959	$1,368	$3,918

Net periodic other postretirement benefit costs included the following components (in thousands):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
Service cost	$195	$138	$390	$276
Interest cost	1,202	1,232	2,404	2,464

Total costs	$1,397	$1,370	$2,794	$2,740

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

(b) Other Retirement Plans

We maintain two defined contribution retirement plans, qualified under the provisions of Section 401(k) of the Internal Revenue Code, for our employees in the United States. We recognized compensation expense for these plans of $4.0 million and $3.7 million during the six months ended June 30, 2009 and 2010, respectively. We also maintain other defined contribution retirement plans in several non-U.S. jurisdictions, but such plans are not material to our financial position or results of operations.

Note 5    Satellites and Other Property and Equipment

(a) Satellites and Other Property and Equipment, Net

Satellites and other property and equipment, net were comprised of the following (in thousands):

	As of December 31, 2009	As of June 30, 2010
Satellites and launch vehicles	$6,384,964	$6,708,474
Information systems and ground segment	377,237	401,807
Buildings and other	273,518	276,397

Total cost	7,035,719	7,386,678
Less: accumulated depreciation	(1,253,764)	(1,568,259)

Total	$5,781,955	$5,818,419

Satellites and other property and equipment are stated at cost, with the exception of satellites that have been impaired, as discussed below. Satellites and other property and equipment acquired as part of an acquisition are based on their fair value at the date of acquisition.

Satellites and other property and equipment, net included construction-in-progress of $1.1 billion as of both December 31, 2009 and June 30, 2010. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $31.0 million and $43.9 million were capitalized during the six months ended June 30, 2009 and 2010, respectively.

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

(c) Impairment of Asset Value

On February 1, 2010 our IS-4 satellite experienced an anomaly of its backup satellite control processor (“SCP”). The anomaly has caused this satellite to be deemed unrecoverable, resulting in a net non-cash

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

impairment charge in February 2010 of $6.5 million to write off the remaining carrying value of the IS-4 satellite, which was not insured, and related deferred performance incentive obligations. Launched in 1995, IS-4 was expected to reach its end of service life later in 2010. IS-4 had previously experienced the failure of its primary SCP and was operating on its backup SCP.

On April 5, 2010, our Galaxy 15 satellite experienced an anomaly. We transitioned all media traffic on this satellite to our Galaxy 12 satellite, which was our designated in-orbit spare satellite for the North America region. Galaxy 15 is a Star-2 satellite manufactured by Orbital Sciences Corporation (“Orbital”). Along with the manufacturer, we are conducting a technical investigation with respect to this anomaly. As of June 30, 2010, a final conclusion had not been reached as to the most likely cause of the anomaly. All recovery attempts thus far have been unsuccessful, and the likelihood that future attempts will be successful is uncertain. Furthermore, because we have been unable to communicate with the satellite since the anomaly, the exact health of Galaxy 15 is unknown and therefore there can be no assurance that the satellite can return to its pre-anomaly role in our satellite fleet should it be recovered.

In accordance with our policy and the guidance provided for under FASB ASC Topic 360, Property, Plant and Equipment, we review our long-lived assets for impairment whenever events and circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. The recoverability of an asset or asset group held and used is measured by a comparison of the carrying amount of the asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. When a satellite experiences an anomaly or other health related issues, we believe the lowest level of identifiable cash flows exists at the individual satellite level. Accordingly, in the second quarter of 2010, we performed an impairment review of our Galaxy 15 satellite and recorded a non-cash impairment charge of $104.1 million to write down the Galaxy 15 satellite to its estimated fair value following the anomaly. The estimated fair value of Galaxy 15 was determined by us based on a probability-weighted cash flow analysis derived primarily using our internally prepared budgets and forecast information including estimates of the potential revenue generating capacity of the satellite, if recovered, discounted at an appropriate weighted average cost of capital. Our analysis included an estimate of the likelihood of recovery of the satellite, based in part on discussions with Orbital and input from our engineers. In the event that remaining attempts to recover the Galaxy 15 satellite are unsuccessful, we may be required to take additional charges for impairment, including the possible full impairment of the remaining $35.0 million carrying value of the satellite. All future attempts are expected to be completed during the second half of 2010.

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

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

During 2009 and 2010 we had ownership interests in a number of entities which met the criteria of a VIE, including WildBlue Communications Inc. (“WildBlue”), Horizons-1, Horizons-2, New Dawn and WP Com, as defined below. We had a noncontrolling ownership interest of approximately 28% in WildBlue in 2009 and accordingly did not consolidate WildBlue in accordance with FASB ASC 810. We have a greater than 50% controlling ownership and voting interest in New Dawn and therefore consolidate the New Dawn joint venture. Horizons-1 and Horizons-2, as well as WP Com, are discussed in further detail below, including our analyses of the primary beneficiary determination as required under FASB ASC 810.

(a) WildBlue Communications, Inc.

Prior to December 15, 2009, we had a noncontrolling ownership interest of approximately 28% in WildBlue, a company offering broadband Internet access services in the continental United States via Ka-band satellite capacity. We accounted for our investment using the equity method of accounting. On December 15, 2009, we sold our ownership interest in WildBlue to Viasat Inc. through a non-cash transaction whereby we exchanged our interest in WildBlue for shares of Viasat Inc. common stock. During the first quarter of 2010, we sold all of our shares of Viasat Inc. common stock for $28.6 million, and recorded a $1.3 million gain on the sale within our condensed consolidated statement of operations during the six months ended June 30, 2010.

(b) Horizons-1 and Horizons-2

As a result of our acquisition of PanAmSat Holding Corporation and its subsidiaries on July 3, 2006 and related transactions (the “PanAmSat Acquisition Transactions”), we have a joint venture with JSAT International, Inc. (“JSAT”), a leading satellite operator in the Asia-Pacific region. The joint venture is named Horizons Satellite Holdings, LLC (“Horizons Holdings”), and consists of two investments: Horizons-1 Satellite LLC (“Horizons-1”) and Horizons-2 Satellite LLC (“Horizons-2”). We provide certain services to the joint venture and utilize capacity from the joint venture.

In accordance with the guidance provided under FASB ASC 810, we are required to reassess the primary beneficiary determination of Horizons Holdings on a recurring basis, as well as consider more qualitative factors when considering the primary beneficiary. Upon inception of the joint venture, we originally concluded that we were not the primary beneficiary of the joint venture and therefore did not consolidate Horizons Holdings. The assessment considered both quantitative and qualitative factors surrounding the joint venture, including which entity was more exposed to risk of loss or gain as well as other factors such as whether one partner of the joint venture had more voting power or other control of the joint venture. Horizons Holdings is set up with a joint 50/50 share of management authority as well as an equal share of the profits and revenues from Horizons-1 and Horizons-2. Therefore the equal share of quantitative and qualitative rights from the joint venture alone was not persuasive in defining a primary beneficiary. However, JSAT guarantees the payment of the debt at Horizons Holdings which was incurred to finance the construction of the Horizons-2 satellite. As a result, it was determined that we were not the primary beneficiary and would not consolidate Horizons Holdings. Rather, our investment is accounted for using the equity method of accounting. Subsequent to inception, and considering the guidance in FASB ASC 810, there have been no events or revisions to the joint venture which would change our primary beneficiary determination. As of June 30, 2010, we continue to believe that we are not the primary beneficiary of the VIE and therefore we have not consolidated Horizons Holdings.

Horizons-1 owns and operates the Ku-band portion of the Horizons-1 satellite in the fixed satellite services sector, offering service to customers in the Asia-Pacific region. Through our investment in Horizons Holdings,

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

we have an indirect 50% ownership interest in Horizons-1, an investment which is accounted for under the equity method of accounting. Our share of the results of Horizons-1 is included in other income, net in the accompanying condensed consolidated statements of operations and was income of $0.09 million and $0.08 million for the six months ended June 30, 2009 and 2010, respectively. The investment balance of $12.6 million and $11.2 million as of December 31, 2009 and June 30, 2010, respectively, was included within other assets in the accompanying condensed consolidated balance sheets.

During the six months ended June 30, 2009 and 2010, we recorded expenses of $1.9 million and $1.8 million, respectively, in relation to the utilization of Ku-band satellite capacity from Horizons-1. Additionally, we provide TT&C and administrative services for the Horizons-1 satellite. We recorded revenue for these services of $0.3 million during each of the six months ended June 30, 2009 and 2010.

We also have a revenue share agreement with JSAT related to services sold on the Horizons-1 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. The payable due to JSAT was $1.8 million and $1.3 million as of December 31, 2009 and June 30, 2010, respectively.

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

The total future joint investment in Horizons-2 is estimated to be $113.5 million as of June 30, 2010, of which each of the joint venture partners is required to fund their 50% share. Our share of the results of Horizons-2 is included in other income, net in the accompanying condensed consolidated statements of operations and was income of $0.2 million during each of the six months ended June 30, 2009 and 2010. As of December 31, 2009 and June 30, 2010, the investment balance of $75.3 million and $73.1 million, respectively, was included within other assets in the accompanying condensed consolidated balance sheets.

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $6.1 million during each of the six months ended June 30, 2009 and 2010. We have entered into a security and pledge agreement with a third-party lender and, pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee. We recorded a liability of $12.2 million within accrued liabilities as of December 31, 2009 and June 30, 2010, and a liability of $48.8 million and $42.7 million within other long-term liabilities as of December 31, 2009 and June 30, 2010, respectively, in the accompanying condensed consolidated balance sheets.

We provide TT&C and administrative services for the Horizons-2 satellite. We recorded revenue for these services of $0.4 million during each of the six months ended June 30, 2009 and 2010. During the six months ended June 30, 2009 and 2010, we recorded expenses of $3.6 million and $3.4 million, respectively, in relation to the utilization of satellite capacity for the Horizons-2 satellite.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

We also have a revenue share agreement with JSAT related to services sold on the Horizons-2 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. The amount payable to JSAT was $1.8 million and $1.5 million as of December 31, 2009 and June 30, 2010, respectively.

(c) New Dawn

In June 2008, we entered into a project and shareholders’ agreement (the “New Dawn Project Agreement”) with Convergence SPV, Ltd. (“Convergence Partners”) pursuant to which New Dawn, a Mauritius company in which we have a 74.9% indirect ownership interest and Convergence Partners has a 25.1% noncontrolling ownership interest, intends to procure and launch a new satellite to provide satellite transponder services to customers in Africa. We currently expect the satellite to be launched during the first quarter of 2011.

New Dawn entered into a secured loan financing arrangement, which is non-recourse to New Dawn’s shareholders, including us and our wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions, on December 5, 2008 to obtain $215.0 million of financing to fund a portion of the cost of construction and launch of the new satellite (see Note 8—Long-Term Debt). In addition, we and Convergence Partners have agreed to make certain capital contributions to New Dawn in proportion to our respective ownership interests in New Dawn to fund a portion of these costs. Total equity contributions to New Dawn during the six months ended June 30, 2010 were $4.1 million, of which $3.1 million were attributable to us with the remaining $1.0 million contributed by Convergence Partners. New Dawn and its subsidiaries are unrestricted subsidiaries for purposes of applicable indentures and credit agreements of ours and our wholly-owned subsidiaries.

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

Convergence Partners has at its option the ability to require us to buy its ownership interest at fair value subsequent to the operations of New Dawn’s assets for a period as defined in the New Dawn Project Agreement. As a result of this option, as of each balance sheet date, we have reflected within mezzanine equity the estimated amount that we would pay to Convergence Partners as if the option was exercised. This amount reflects the fair value analysis we performed at June 30, 2010, which resulted in a $9.2 million increase in the fair value during the six months ended June 30, 2010. The $9.2 million change in fair value is shown as a reduction in our paid-in capital at June 30, 2010. We have assessed the significance of the Level 3 inputs to the overall valuation and have concluded that the valuation in its entirety is classified in Level 3 of the fair value hierarchy (see Note 2—Fair Value Measurements).

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

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

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

We have determined that this joint venture meets the criteria of a VIE under FASB ASC 810. In accordance with FASB ASC 810, we evaluated this joint venture to determine the primary beneficiary. We have concluded that we are the primary beneficiary because we influence the underlying business drivers of PAS de Mexico, including by acting as the sole provider for satellite services that PAS de Mexico resells. Furthermore, we have modified our pricing for these services to ensure that PAS de Mexico continues to operate in the Mexican market. Corporativo does not fund any of the operating expenses of PAS de Mexico. Thus, we have consolidated WP Com within our condensed consolidated financial statements and we have accounted for the percentage interest in the voting equity of WP Com owned by Corporativo as a noncontrolling interest, which is included in the equity section of our condensed consolidated balance sheet in accordance with FASB ASC 810.

Note 7    Goodwill and Other Intangible Assets

The carrying amounts of goodwill and acquired intangible assets not subject to amortization consist of the following (in thousands):

	As of December 31, 2009	As of June 30, 2010
Goodwill	$6,780,827	$6,780,827
Trade name	70,400	70,400
Orbital locations	2,387,700	2,387,700

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

We account for goodwill and other non-amortizable intangible assets in accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other (“FASB ASC 350”), and have deemed these assets to have indefinite lives. Therefore, these assets are not amortized but are tested on an annual basis for impairment during the fourth

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. During the six months ended June 30, 2009, we recognized a non-cash impairment charge of $499.1 million related to the impairment of our rights to operate at orbital locations resulting from an increase in the discount rate used in our valuation process. There was no similar impairment charge recognized during the six months ended June 30, 2010.

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consist of the following (in thousands):

	As of December 31, 2009			As of June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$743,760	$(270,905)	$472,855	$743,760	$(323,680)	$420,080
Customer relationships	534,030	(28,366)	505,664	534,030	(40,691)	493,339
Technology	2,700	(2,620)	80	2,700	(2,660)	40

Total	$1,280,490	$(301,891)	$978,599	$1,280,490	$(367,031)	$913,459

Intangible assets are amortized based on the expected pattern of consumption. We recorded amortization expense of $73.0 million and $65.1 million for the six months ended June 30, 2009 and 2010, respectively.

In the first quarter of 2009, the FASB revised FASB ASC 350 to provide additional guidance for determining the useful life of intangible assets. The revised guidance provides that we are required to disclose on an interim and annual basis our policy related to the renewal or extension of the term of our intangible assets. Our policy is to expense all costs incurred to renew or extend the terms of our intangible assets. The renewal expenses for each of the three and six months ended June 30, 2009 and 2010 were immaterial to our condensed consolidated results of operations.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

Note 8    Long-Term Debt

The carrying values and fair values of our notes payable and long-term debt were as follows (in thousands):

	As of December 31, 2009		As of June 30, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Intelsat S.A.:
6.5% Senior Notes due November 2013	$353,550	$328,802	$353,550	$332,337
Unamortized discount on 6.5% Senior Notes	(92,653)	—	(83,506)	—
7.625% Senior Notes due April 2012	485,841	478,553	485,841	490,699
Unamortized discount on 7.625% Senior Notes	(71,932)	—	(58,358)	—

Total Intelsat S.A. obligations	674,806	807,355	697,527	823,036

Intelsat Luxembourg:
11.25% Senior Notes due February 2017	2,805,000	2,812,013	2,805,000	2,836,696
11.5% / 12.5% Senior PIK Election Notes due February 2017	2,149,991	2,106,991	2,284,365	2,275,913

Total Intelsat Luxembourg obligations	4,954,991	4,919,004	5,089,365	5,112,609

Intelsat Jackson:
11.25% Senior Notes due June 2016	1,048,220	1,132,078	1,048,220	1,122,958
Unamortized premium on 11.25% Senior Notes	5,619	—	5,313	—
11.5% Senior Notes due June 2016	284,595	306,651	284,595	303,464
9.5% Senior Notes due June 2016	701,913	751,047	701,913	739,676
9.25% Senior Notes due June 2016	55,035	55,794	55,035	58,062
Senior Unsecured Credit Facilities due February 2014	195,152	176,515	195,152	179,345
New Senior Unsecured Credit Facilities due February 2014	810,876	733,437	810,876	745,195
8.5% Senior Notes due November 2019	500,000	513,750	500,000	504,400
Unamortized discount on 8.5% Senior Notes	(4,119)	—	(3,984)	—

Total Intelsat Jackson obligations	3,597,291	3,669,272	3,597,120	3,653,100

Intermediate Holdco:
9.25% Senior Discount Notes due February 2015	4,516	4,640	4,545	4,642
9.5% Senior Discount Notes due February 2015	477,385	490,513	481,020	491,266

Total Intermediate Holdco obligations	481,901	495,153	485,565	495,908

Intelsat Sub Holdco:
8.5% Senior Notes due January 2013	883,346	901,013	883,346	893,328
8.875% Senior Notes due January 2015	681,012	703,145	681,012	688,708
Senior Secured Credit Facilities due July 2013	334,408	317,420	332,684	408,520
8.875% Senior Notes due January 2015, Series B	400,000	413,000	400,000	312,556
Unamortized discount on 8.875% Senior Notes	(73,759)	—	(68,598)	—
Capital lease obligations	191	191	—	—
7% Note payable to Lockheed Martin Corporation	5,000	5,000	—	—

Total Intelsat Sub Holdco obligations	2,230,198	2,339,769	2,228,444	2,303,112

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

	As of December 31, 2009		As of June 30, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
New Dawn:
Senior Secured Debt Facility	72,652	72,652	81,580	81,580
Mezzanine Facility Term Loan	42,137	42,137	59,887	59,887

New Dawn obligations	114,789	114,789	141,467	141,467

Intelsat Corp:
Senior Secured Credit Facilities due January 2014	1,733,391	1,630,427	1,724,456	1,594,432
Unamortized discount on Senior Secured Credit Facilities	(10,785)	—	(9,593)	—
Senior Secured Credit Facilities due July 2012	204,648	195,644	169,057	163,140
9.25% Senior Notes due August 2014	658,119	676,217	658,119	673,782
9.25% Senior Notes due June 2016	580,719	599,592	580,719	610,510
6.875% Senior Secured Debentures due January 2028	125,000	104,688	125,000	101,413
Unamortized discount on 6.875% Senior Secured Debentures	(24,369)	—	(24,095)	—

Total Intelsat Corp obligations	3,266,723	3,206,568	3,223,663	3,143,277

Total Intelsat S.A. consolidated long-term debt	15,320,699	$15,551,910	15,463,151	$15,672,509

Less:
Current portion of capital lease obligations	191		—
Current portion of long-term debt	97,498		92,498

Total current portion	97,689		92,498

Total consolidated long-term debt, excluding current portion	$15,223,010		$15,370,653

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

New Dawn Credit Facilities

On December 5, 2008, New Dawn entered into a $215.0 million secured financing arrangement that consists of a senior and mezzanine term loan facilities. The credit facilities are non-recourse to New Dawn’s shareholders, including us and our wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions. During the six months ended June 30, 2010, New Dawn drew $23.5 million under this facility to fund future capital expenditures. The senior facility provides for a commitment of up to $125.0 million. The interest rate on term loans under the senior facility is the aggregate of the London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin between 3.0% and 4.0% and certain costs, if incurred. The mezzanine facility provides for a commitment of up to $90.0 million. The interest rate on term loans under the mezzanine facility is the aggregate

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

of LIBOR plus an applicable margin between 5.3% and 6.3% and certain costs, if incurred. New Dawn is required to pay a commitment fee at a rate per annum of 1/2% on any unused commitments under the credit facilities. During the six months ended June 30, 2010, New Dawn incurred satellite related capital expenditures of $33.5 million.

Senior Secured Revolving Credit Facilities

No amounts were outstanding under our revolving credit facilities as of June 30, 2010; however, we had aggregate outstanding letters of credit of $31.7 million under the revolver portion of Intelsat Sub Holdco’s senior secured credit facilities and $1.7 million under the revolver portion of Intelsat Corp’s senior secured credit facilities. Intelsat Sub Holdco and Intelsat Corp had $239.1 million (net of standby letters of credit) and $152.5 million (net of standby letters of credit), respectively, of availability remaining under their senior secured credit facilities at that date. The ability of Intelsat Sub Holdco to borrow under its revolving credit facility is subject to compliance by its indirect parent, Intelsat S.A., with a senior secured debt covenant included in the indenture governing Intelsat S.A.’s senior notes (as in effect on July 3, 2006, the date on which the Intelsat Sub Holdco credit agreement was executed). As a result, under certain circumstances, Intelsat Sub Holdco may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Corp has certain amounts outstanding under its revolving credit facility.

Intelsat S.A. Consent Solicitation

On April 21, 2010, Intelsat S.A. completed a consent solicitation that resulted in the amendment of certain terms of the indenture governing Intelsat S.A.’s 7 5/8% Senior Notes due 2012 and 6 1/2% Senior Notes due 2013. The most significant amendments replaced the limitation on secured debt covenant, which limited secured debt of Intelsat S.A. and its restricted subsidiaries to 15% of their consolidated net tangible assets (subject to certain exceptions), with a new limitation on liens covenant, which generally limits such secured debt to two times the adjusted EBITDA of Intelsat S.A. plus certain general baskets (subject to certain exceptions), and made certain corresponding changes to the sale and leaseback covenant as a result of the addition of the new limitation on liens covenant. As consideration, Intelsat S.A. paid the consenting holders of such notes a consent payment equal to 2% of the outstanding principal amount of notes held by such holders that totaled approximately $15.4 million, which was capitalized and will be amortized over the remaining terms of the notes.

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

As of June 30, 2010, we held interest rate swaps with an aggregate notional amount of $2.3 billion which mature in 2013. These swaps were entered into as further described below to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities, but have not been designated as hedges for accounting purposes. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

Additionally, at June 30, 2010, New Dawn had two floating to fixed interest rate swaps to hedge future interest payments on loans under New Dawn’s senior and mezzanine term loan facilities. The first interest rate swap has varying notional amounts maturing on July 7, 2011. We receive an interest rate of three-month LIBOR and pay a fixed coupon of 1.55%. Interest payments for each quarterly period are deferred until the maturity date and all the accrued interest will be paid at maturity. The second interest rate swap matures on July 7, 2014, with a notional amount of $65.5 million for mezzanine loans and varying notional amounts for underlying senior loans. We receive an interest rate of three-month LIBOR and pay a fixed coupon of 3.72%. Both these swaps were undesignated as hedges for accounting purposes.

On March 15, 2010, our interest rate basis swap with an aggregate notional principal amount of $312.5 million matured. On March 14, 2010, our five-year interest rate swap to hedge interest expense on a notional amount of $625.0 million (originally $1.25 billion of debt, and reduced under the original terms of the swap agreement) expired.

The counterparties to our interest rate swap agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swaps, our exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreement. We do not anticipate non-performance by the counterparties.

The swaps are marked-to-market quarterly with any change in fair value recorded within (gains) losses on derivative financial instruments in our condensed consolidated statements of operations. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of our derivatives. The fair value measurement of derivatives could result in either a net asset or a net liability position for us. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting arrangements as applicable and necessary. When the swaps are in a net liability position for us, the credit valuation adjustments are calculated by determining the total expected exposure of the derivatives, incorporating the current and potential future exposures and then applying an applicable credit spread to the exposure. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. The inputs utilized for our own credit spread are based on implied spreads from traded levels of our debt. Accordingly, during the six months ended June 30, 2010, we recorded a non-cash credit valuation adjustment of approximately $0.8 million as a reduction to our liability.

As of June 30, 2010, $33.1 million was included in prepaid expenses and other current assets within our condensed consolidated balance sheet related to the interest rate swaps. Additionally, as of December 31, 2009 and June 30, 2010, $11.2 million and $3.3 million was included in other current liabilities, respectively, and $88.6 million and $156.8 million was included in other long-term liabilities, respectively, within our condensed consolidated balance sheets related to the interest rate swaps.

Put Option Embedded Derivative Instrument

We have a contingent put option embedded within the indenture governing Intelsat Sub Holdco’s 8 7/8% Senior Notes due 2015 which meets the criteria under FASB ASC Topic 815, Derivatives and Hedging (“FASB ASC 815”), to be bifurcated from the debt host instrument and classified as a derivative instrument. We estimated the fair value of the embedded derivative on the issuance date and will subsequently revalue the derivative at the end of each reporting period, recognizing any change in fair value through earnings. We use a standard valuation technique whereby the critical assumptions and underlyings include the debt maturity date,

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

issue price, coupon rate, change of control put price, and the estimated date of a change in control. The fair value of the put option embedded derivative as of June 30, 2010 was $11.8 million based on our fair value analysis and $2.8 million of non-cash gain was recorded in (gains) losses on derivative financial instruments within our condensed consolidated statements of operations during the six months ended June 30, 2010.

In accordance with disclosure requirements provided under FASB ASC 815, we include the following tabular presentation, which sets forth the fair value of our derivatives by category (in thousands):

		Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010
Undesignated interest rate swaps (a)	Prepaid expenses and other current assets	$—	$33,134	$—	$—
Undesignated interest rate swaps (b)	Other long-term liabilities	15,662	—	104,263	156,758
Undesignated interest rate swaps	Other current liabilities	—	—	11,249	3,328
Put option embedded derivative	Other long-term liabilities	—	—	14,600	11,781

Total derivatives		$15,662	$33,134	$130,112	$171,867

(a)	Represents the fair value of options permitting us to terminate certain undesignated interest rate swaps on March 14, 2011, prior to the stated maturity of such swaps (March 14, 2013). On July 23, 2010, we received $31.8 million in cash from our counterparties to the respective interest rate swap agreements in return for the cancellation of our options to terminate the underlying interest rate swaps on March 14, 2011.

(b)	The value of undesignated interest rate swaps on our condensed consolidated balance sheet at December 31, 2009 is net of $15.7 million, which represents the fair value of options permitting us to terminate certain swaps. The fair value of these options is classified as an asset derivative in the table above. As of June 30, 2010, this asset derivative has been classified as current and is included in prepaid expenses and other current assets within our condensed consolidated balance sheets.

The following tabular presentation sets forth the effect of the derivative instruments on the condensed consolidated statements of operations (in thousands):

Derivatives not designated as hedging instruments	Presentation in Statements of Operations	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
Undesignated interest rate swaps	(Gains) losses on derivative financial instruments	$(30,760)	$39,474	$(22,804)	$73,461
Put option embedded derivative	(Gains) losses on derivative financial instruments	(21,319)	1,301	(21,319)	(2,819)

Total unrealized (gains) losses on derivative financial instruments		$(52,079)	$40,775	$(44,123)	$70,642

Note 10    Income Taxes

The majority of our operations are located in taxable jurisdictions, including Luxembourg, the United States and the United Kingdom. Our Luxembourg companies generated a loss for the six months ended June 30, 2010. Due to our cumulative losses in recent years, and the inherent uncertainty associated with the realization of future income in the near term, we recorded a full valuation allowance against the net operating losses generated in

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

Luxembourg. The difference between tax expense (benefit) reported in the condensed consolidated statements of operations and tax computed at statutory rates is attributable to the valuation allowance on losses generated in Luxembourg, the provision for foreign taxes, which were principally in the United States and the United Kingdom, as well as withholding taxes on revenue earned in many of the foreign markets in which we operate.

As of December 31, 2009 and June 30, 2010, our gross unrecognized tax benefits were $86.9 million and $91.9 million, respectively (including interest and penalties), of which $68.1 million and $68.7 million, respectively, if recognized, would affect our effective tax rate. As of December 31, 2009 and June 30, 2010, we had recorded reserves for interest and penalties in the amount of $5.2 million and $6.4 million, respectively. We continue to recognize interest and, to the extent applicable, penalties with respect to the unrecognized tax benefits as income tax expense. Since December 31, 2009, the change in the balance of unrecognized tax benefits consisted of an increase of $3.6 million related to current period tax positions and an increase of $1.4 million related to prior period tax positions.

We operate in various taxable jurisdictions throughout the world and our tax returns are subject to audit and review from time to time. We consider Luxembourg, the United States and the United Kingdom to be our significant tax jurisdictions. Our Luxembourg, U.S. and U.K. subsidiaries are subject to income tax examination for periods beginning after December 31, 2002. During the third quarter of 2008, the United States Internal Revenue Service began an audit of Intelsat Holding Corporation and its subsidiaries for the years ended December 31, 2005 and 2006. We expect the audit for the period under review to be closed in the next twelve months. At this time, none of the proposed adjustments are expected to have a material impact on our results of operations, financial position or cash flows.

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

Prior to August 20, 2004, our subsidiary, Intelsat Corp, joined with The DIRECTV Group and General Motors Corporation in filing a consolidated U.S. federal income tax return. In April 2004, Intelsat Corp entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among Intelsat Corp and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify Intelsat Corp for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from Intelsat Corp regarding any liability for the federal or consolidated state or local income taxes of General Motors Corporation and The DIRECTV Group, except those income taxes Intelsat Corp is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corp for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on, or prior to, the day of the closing of the PanAmSat recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, Intelsat Corp’s tax exposure after indemnification related to these periods is capped at $15.0 million, of which $4.0 million has been paid to date. The tax separation agreement with The DIRECTV Group is effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates. As of December 31, 2009 and June 30, 2010, we had a tax indemnification receivable of $2.3 million.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

Note 11    Restructuring Costs

Our restructuring costs include our historical facilities restructuring plans and management-approved restructuring plans to consolidate and integrate the management and operations of Intelsat and PanAmSat subsequent to consummation of the PanAmSat Acquisition Transactions.

We approved a facilities restructuring plan subsequent to the consummation of the PanAmSat Acquisition Transactions, which included the closure of PanAmSat’s former corporate headquarters in Wilton, Connecticut, as well as two other locations in the United States. These costs relate primarily to payments due on existing lease obligations that are expected to be incurred and paid through 2011. PanAmSat also had recorded liabilities in connection with its 2002 approval of a plan to restructure several of its United States locations and close certain facilities, some of which are currently being leased through 2011. The facilities restructuring liability was $2.9 million and $2.0 million as of December 31, 2009 and June 30, 2010, respectively, the current portion of which is included in accounts payable and accrued liabilities, with the remainder in other long-term liabilities in our condensed consolidated balance sheets. We made cash payments of $0.8 million during the six months ended June 30, 2010 in connection with the facilities restructuring plan and we expect to pay $1.9 million within the next 12 months. No additional charges related to the facilities restructuring plan are expected to be incurred.

Note 12    Contingencies

(a) Litigation and Claims

We are subject to litigation in the ordinary course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

(b) LCO Protection

Most of the customer service commitments entered into prior to our privatization were transferred to us pursuant to novation agreements. Certain of these agreements contain provisions, including provisions for lifeline connectivity obligation (“LCO”) protection, which constrain our ability to price services in some circumstances. Our LCO contracts require us to provide customers with the right to renew their service commitments covered by LCO contracts at prices no higher than the prices charged for those services on the privatization date. Under some circumstances, we may also be required by an LCO contract to reduce the price for a service commitment covered by the contract. LCO protection may continue until July 18, 2013. As of June 30, 2010, we had approximately $130.4 million of backlog covered by LCO contracts and to date we have not been required to reduce prices for our LCO-protected service commitments. There can be no assurance that we will not be required to reduce prices in the future under our LCO commitments.

(c) Launch Service Providers

One of our launch service providers, Sea Launch Company L.L.C. (“Sea Launch”), with which we have contracted for the future launch of one satellite, and have options for the launch of four additional satellites, has filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. As of June 30, 2010, we had approximately $43 million outstanding of payments made to Sea Launch relating to satellite launches that Sea Launch is still required to provide us. While Sea Launch is continuing to operate as a debtor-in-possession, there can be no assurance that Sea Launch will honor its contractual obligations to us, or do so without charging us significant additional amounts beyond what is provided for in our current agreements. In addition, should we try

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

to procure alternative launch services for the satellites involved, there can be no assurance that we will not incur significant delays and significant additional expenses as a result. In July 2010, the applicable bankruptcy court approved Sea Launch’s reorganization plan, and it is currently expected that Sea Launch will emerge from Chapter 11 proceedings in the second half of 2010.

Note 13    Business and Geographic Segment Information

We operate in a single industry segment in which we provide satellite services to our communications customers around the world. Revenue by region is based on the locations of customers to which services are billed. Our satellites are in geosynchronous orbit, and consequently are not attributable to any geographic location. Of our remaining assets, substantially all are located in the United States.

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

The geographic distribution of our revenue was as follows:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010
North America	44%	45%
Europe	17%	16%
Africa and Middle East	17%	18%
Latin America and Caribbean	12%	14%
Asia Pacific	10%	7%

Approximately 4% of our revenue was derived from our largest customer during each of the three months ended June 30, 2009 and 2010. Our ten largest customers accounted for approximately 23% and 21% of our revenue for the three months ended June 30, 2009 and 2010, respectively.

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
North America	47%	46%
Europe	16%	16%
Africa and Middle East	17%	18%
Latin America and Caribbean	11%	13%
Asia Pacific	9%	7%

Approximately 4% of our revenue was derived from our largest customer during each of the six months ended June 30, 2009 and 2010. Our ten largest customers accounted for approximately 20% and 21% of our revenue for the six months ended June 30, 2009 and 2010, respectively.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

Our revenues were derived from the following services, with Off-Network and Other Revenues shown separately from On-Network Revenues (in thousands, except percentages):

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2010		Six Months Ended June 30, 2009		Six Months Ended June 30, 2010
On-Network Revenues
Transponder services	$452,338	70%	$457,152	72%	$896,531	70%	$907,792	72%
Managed services	84,447	13%	85,746	13%	168,384	13%	165,119	13%
Channel	34,127	5%	30,552	5%	68,262	5%	61,836	5%

Total on-network revenues	570,912	88%	573,450	90%	1,133,177	88%	1,134,747	90%
Off-Network and Other Revenues
Transponder, MSS and other off-network services	39,980	7%	53,278	9%	78,800	7%	102,852	9%
Satellite-related services	31,592	5%	8,558	1%	62,354	5%	18,827	1%

Total off-network and other revenues	71,572	12%	61,836	10%	141,154	12%	121,679	10%

Total	$642,484	100%	$635,286	100%	$1,274,331	100%	$1,256,426	100%

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

(b) Monitoring Fee Agreements and Transaction Fees

Intelsat Luxembourg, our direct wholly-owned subsidiary, has a monitoring fee agreement dated February 4, 2008 (the “2008 MFA”) with BC Partners Limited and Silver Lake Management Company III, L.L.C. (together, the “2008 MFA parties”), pursuant to which the 2008 MFA parties provide certain monitoring, advisory and consulting services to Intelsat Luxembourg. We recorded expense for services associated with the 2008 MFA of $11.6 million and $12.4 million during the six months ended June 30, 2009 and 2010, respectively.

(c) Ownership by Management

Certain directors, officers and key employees of Intelsat Global and its subsidiaries hold restricted shares, options and SCAs of Intelsat Global (see Note 3—Share-based and Other Compensation Plans). In the aggregate, these shares and arrangements outstanding as of June 30, 2010 provided for the issuance of approximately 12.8% of the voting equity of Intelsat Global on a fully diluted basis.

(d) Horizons

We have a 50% ownership interest in Horizons-1 and Horizons-2 as a result of a joint venture with JSAT (see Note 6—Investments).

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

(e) New Dawn

We have a 74.9% ownership interest in New Dawn as a result of a project and shareholders’ agreement with Convergence Partners (see Note 6—Investments).

(f) WP Com

We have a 49% ownership interest in WP Com as a result of a joint venture with Corporativo (see Note 6—Investments).

(g) Receivable from Parent

We had a receivable from Intelsat Global as of December 31, 2009 and June 30, 2010 of $3.3 million and $4.5 million, respectively.

Note 15    Supplemental Consolidating Financial Information

In connection with the acquisition of Intelsat S.A. by Intelsat Holdings in January 2005, and related amalgamations, Intelsat Sub Holdco issued $2.6 billion aggregate principal amount of debt (the “2005 Acquisition Finance Notes”), the majority of which was tendered and repurchased in change of control offers in June 2008. The 2005 Acquisition Finance Notes were fully and unconditionally guaranteed, jointly and severally, by Intelsat S.A., Intelsat Luxembourg, Intelsat Jackson, Intermediate Holdco, our indirect wholly-owned subsidiary, and certain wholly-owned subsidiaries of Intelsat Sub Holdco (the “Subsidiary Guarantors”).

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

On July 3, 2006, in connection with the PanAmSat Acquisition Transactions, Intelsat Luxembourg transferred the obligation on the 2015 Discount Notes to its wholly-owned subsidiary, Intermediate Holdco. Intermediate Holdco became an obligor on the 2015 Discount Notes and Intelsat Luxembourg became a guarantor of the 2015 Discount Notes. The 2015 Discount Notes are not guaranteed by any of Intelsat Luxembourg’s direct or indirect subsidiaries.

In connection with the PanAmSat Acquisition Transactions, Intelsat Luxembourg issued $1.33 billion of 11 1/4 % Senior Notes due 2016 (the “July 2006 Notes”). The July 2006 Notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat S.A. The July 2006 Notes are not guaranteed by any of Intelsat Luxembourg’s direct or indirect subsidiaries.

On February 4, 2008, promptly after the consummation of the New Sponsors Acquisition, Intelsat Luxembourg transferred certain of its assets and certain of its liabilities and obligations (including the July 2006 Notes) to a newly formed direct wholly-owned subsidiary, Intelsat Jackson. Intelsat Jackson became the obligor on the July 2006 Notes and a guarantor of the 2015 Discount Notes and the July 2006 Notes.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

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

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,988	$41	$8,848	$157	$229,688	$66,418	$180,741	$(66,418)	$429,463
Receivables, net of allowance	4,545	—	—	—	184,078	184,081	114,650	(184,081)	303,273
Deferred income taxes	—	—	—	—	1,710	1,710	29,187	(1,710)	30,897
Prepaid expenses and other current assets	10	12,419	37	6	29,478	29,344	53,368	(42,023)	82,639
Intercompany receivables	—	—	—	—	570,260	11,323,174	198,082	(12,091,516)	—

Total current assets	14,543	12,460	8,885	163	1,015,214	11,604,727	576,028	(12,385,748)	846,272
Satellites and other property and equipment, net	—	—	—	—	3,301,550	3,301,410	2,516,869	(3,301,410)	5,818,419
Goodwill	—	—	—	—	3,434,165	—	3,346,662	—	6,780,827
Non-amortizable intangible assets	—	—	—	—	1,805,130	—	652,970	—	2,458,100
Amortizable intangible assets, net	—	—	—	—	452,839	—	460,620	—	913,459
Investment in affiliates	674,764	5,920,798	9,791,779	7,232,136	(44,091)	(41,004)	85,280	(23,534,382)	85,280
Other assets	14,382	119,506	26,276	3,361	173,053	148,669	92,859	(148,669)	429,437

Total assets	$703,689	$6,052,764	$9,826,940	$7,235,660	$10,137,860	$15,013,802	$7,731,288	$(39,370,209)	$17,331,794

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,506	$294	$—	$—	$112,245	$110,928	$127,357	$(123,608)	$228,722
Accrued interest payable	11,651	227,085	24,500	19,216	81,388	308	42,777	(308)	406,617
Current portion of long-term debt	—	—	—	—	3,448	—	89,050	—	92,498
Deferred satellite performance incentives	—	—	—	—	4,024	4,024	11,069	(4,024)	15,093
Other current liabilities	—	—	1,114	—	77,031	76,655	55,555	(76,655)	133,700
Intercompany payables	480,772	816	234,419	52,334	—	—	—	(768,341)	—

Total current liabilities	493,929	228,195	260,033	71,550	278,136	191,915	325,808	(972,936)	876,630
Long-term debt, net of current portion	697,527	5,089,365	3,597,120	485,565	2,224,997	—	3,276,079	—	15,370,653
Deferred satellite performance incentives, net of current portion	—	—	—	—	21,438	21,438	100,479	(21,438)	121,917
Deferred revenue, net of current portion	—	—	—	—	242,560	242,560	77,647	(242,560)	320,207
Deferred income taxes	—	—	—	—	—	—	486,158	—	486,158
Accrued retirement benefits	—	—	—	—	73,504	73,504	164,511	(73,504)	238,015
Other long-term liabilities	—	60,226	48,989	—	65,089	30,073	215,730	(30,073)	390,034
Noncontrolling interest	—	—	—	—	—	—	17,067	—	17,067
Shareholder’s equity (deficit):
Ordinary shares	5,000	669,036	4,959,000	3,602,000	484,000	200	71	(9,714,307)	5,000
Other shareholder’s equity (deficit)	(492,767)	5,942	961,798	3,076,545	6,748,136	14,454,112	3,067,738	(28,315,391)	(493,887)

Total liabilities and shareholder’s equity	$703,689	$6,052,764	$9,826,940	$7,235,660	$10,137,860	$15,013,802	$7,731,288	$(39,370,209)	$17,331,794

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

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$—	$—	$391,799	$391,799	$408,417	$(556,729)	$635,286

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	—	85,660	398,916	176,826	(560,871)	100,531
Selling, general and administrative	891	6,153	(13)	5	11,236	9,558	35,189	(9,558)	53,461
Depreciation and amortization	—	—	—	—	112,216	93,198	88,953	(93,178)	201,189
Impairment of asset value	—	—	—	—	—	—	104,088	—	104,088
Losses on derivative financial instruments	—	—	15,740	—	6,640	—	18,395	—	40,775

Total operating expenses	891	6,153	15,727	5	215,752	501,672	423,451	(663,607)	500,044

Income (loss) from operations	(891)	(6,153)	(15,727)	(5)	176,047	(109,873)	(15,034)	106,878	135,242
Interest expense, net	32,097	153,516	77,795	11,874	30,050	155	44,330	(155)	349,662
Subsidiary income (loss)	(179,504)	(31,504)	13,265	41,789	(2,251)	1,410	—	156,795	—
Other income, net	—	—	1	—	1,126	1,155	444	(1,155)	1,571

Income (loss) before income taxes	(212,492)	(191,173)	(80,256)	29,910	144,872	(107,463)	(58,920)	262,673	(212,849)
Provision for (benefit from) income taxes	(34,841)	(13,593)	(48,752)	(3,601)	103,083	2,229	(33,233)	(2,229)	(30,937)

Net income (loss)	(177,651)	(177,580)	(31,504)	33,511	41,789	(109,692)	(25,687)	264,902	(181,912)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	1,266	—	1,266

Net income (loss) attributable to Intelsat S.A.	$(177,651)	$(177,580)	$(31,504)	$33,511	$41,789	$(109,692)	$(24,421)	$264,902	$(180,646)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2009

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$—	$—	$380,373	$380,373	$409,362	$(527,624)	$642,484

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	—	76,854	387,659	175,104	(532,331)	107,286
Selling, general and administrative	15,050	5,811	—	—	7,737	6,830	45,968	(11,270)	70,126
Depreciation and amortization	—	—	—	—	115,006	92,158	85,153	(92,158)	200,159
Unrealized gains on derivative financial instruments	—	—	(13,233)	—	(25,824)	—	(13,022)	—	(52,079)

Total operating expenses	15,050	5,811	(13,233)	—	173,773	486,647	293,203	(635,759)	325,492

Income (loss) from operations	(15,050)	(5,811)	13,233	—	206,600	(106,274)	116,159	108,135	316,992
Interest expense, net	29,294	157,891	70,941	11,126	30,250	141	40,562	(593)	339,612
Subsidiary income	9,291	172,993	230,701	175,352	890	915	—	(590,142)	—
Other income, net	—	—	—	—	254	256	5,013	(256)	5,267

Income (loss) before income taxes	(35,053)	9,291	172,993	164,226	177,494	(105,244)	80,610	(481,670)	(17,353)
Provision for income taxes	—	—	—	—	2,142	2,011	13,253	(2,011)	15,395

Net income (loss)	(35,053)	9,291	172,993	164,226	175,352	(107,255)	67,357	(479,659)	(32,748)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	8	—	8

Net income (loss) attributable to Intelsat S.A.	$(35,053)	$9,291	$172,993	$164,226	$175,352	$(107,255)	$67,365	$(479,659)	$(32,740)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$—	$—	$773,719	$773,719	$804,355	$(1,095,367)	$1,256,426

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	—	168,245	789,356	348,316	(1,108,029)	197,888
Selling, general and administrative	2,058	12,451	156	35	20,659	17,848	63,221	(17,848)	98,580
Depreciation and amortization	—	—	—	—	219,918	181,881	178,070	(181,873)	397,996
Impairment of asset value	—	—	—	—	—	—	110,625	—	110,625
Losses on derivative financial instruments	—	—	28,374	—	6,812	—	35,456	—	70,642

Total operating expenses	2,058	12,451	28,530	35	415,634	989,085	735,688	(1,307,750)	875,731

Income (loss) from operations	(2,058)	(12,451)	(28,530)	(35)	358,085	(215,366)	68,667	212,383	380,695
Interest expense, net	60,782	305,637	155,711	23,700	54,339	285	89,318	(285)	689,487
Subsidiary income (loss)	(255,426)	48,270	181,854	187,088	(5,227)	838	—	(157,397)	—
Other income, net	—	—	1	—	3,052	3,077	1,291	(3,077)	4,344

Income (loss) before income taxes	(318,266)	(269,818)	(2,386)	163,353	301,571	(211,736)	(19,360)	52,194	(304,448)
Provision for (benefit from) income taxes	(37,985)	(14,090)	(50,656)	(3,746)	114,483	7,874	(27,114)	(7,874)	(19,108)

Net income (loss)	(280,281)	(255,728)	48,270	167,099	187,088	(219,610)	7,754	60,068	(285,340)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	2,076	—	2,076

Net income (loss) attributable to Intelsat S.A.	$(280,281)	$(255,728)	$48,270	$167,099	$187,088	$(219,610)	$9,830	$60,068	$(283,264)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$—	$—	$757,976	$757,976	$798,909	$(1,040,530)	$1,274,331

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	—	148,413	770,647	342,368	(1,050,622)	210,806
Selling, general and administrative	18,062	11,615	107	14	14,299	12,678	76,979	(17,119)	116,635
Depreciation and amortization	—	—	—	—	236,245	190,541	174,843	(190,541)	411,088
Impairment of asset value	—	—	—	—	355,000	—	144,100	—	499,100
Unrealized gains on derivative financial instruments	—	—	(11,186)	—	(25,129)	—	(7,808)	—	(44,123)

Total operating expenses	18,062	11,615	(11,079)	14	728,828	973,866	730,482	(1,258,282)	1,193,506

Income (loss) from operations	(18,062)	(11,615)	11,079	(14)	29,148	(215,890)	68,427	217,752	80,825
Interest expense, net	61,791	313,505	144,042	22,008	62,295	613	87,376	(1,297)	690,333
Loss on early extinguishment of debt	(380)	—	—	—	—	—	—	(14,496)	(14,876)
Subsidiary income (loss)	(498,203)	(173,040)	(40,077)	(36,074)	1,307	1,152	—	744,935	—
Other income, net	—	—	—	—	1,569	1,571	4,630	(1,571)	6,199

Loss before income taxes	(578,436)	(498,160)	(173,040)	(58,096)	(30,271)	(213,780)	(14,319)	947,917	(618,185)
Provision for (benefit from) income taxes	—	43	—	—	5,803	5,510	(33,697)	(5,510)	(27,851)

Net income (loss)	(578,436)	(498,203)	(173,040)	(58,096)	(36,074)	(219,290)	19,378	953,427	(590,334)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	(52)	—	(52)

Net income (loss) attributable to Intelsat S.A.	$(578,436)	$(498,203)	$(173,040)	$(58,096)	$(36,074)	$(219,290)	$19,326	$953,427	$(590,386)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Cash flows from operating activities:	$(34,029)	$(183,355)	$(86,810)	$16	$457,459	$204,060	$227,214	$(191,429)	$393,126

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	—	—	(270,889)	(270,870)	(212,237)	316,472	(437,524)
Proceeds from sale of other property and equipment	—	—	—	—	46,656	46,656	—	(93,312)	—
Proceeds from sale of investment	—	—	—	—	28,594	28,594	—	(28,594)	28,594
Disbursements for intercompany loans	(433)	—	—	—	(201,876)	(12,010)	—	214,319	—
Capital contribution to unconsolidated affiliates	—	—	—	—	—	—	(6,105)	—	(6,105)
Investment in subsidiaries	(6,250)	—	—	—	(2,667)	—	—	8,917	—
Dividend from affiliates	3,000	3,000	58,440	58,440	—	—	—	(122,880)	—
Other investing activities	—	—	—	—	—	—	7,360	—	7,360

Net cash provided by (used in) investing activities	(3,683)	3,000	58,440	58,440	(400,182)	(207,630)	(210,982)	294,922	(407,675)

Cash flows from financing activities:
Repayments of long-term debt	—	—	—	—	(6,723)	(5,000)	(44,526)	5,000	(51,249)
Proceeds from issuance of long-term debt	—	—	—	—	—	—	23,462	—	23,462
Proceeds from (repayment of) intercompany borrowing	23,253	167,281	38,011	100	12,010	(27,984)	(26,769)	(185,902)	—
Debt issuance costs	(15,370)	—	—	—	—	—	—	—	(15,370)
Principal payments on deferred satellite performance incentives	—	—	—	—	(1,713)	(1,713)	(7,163)	1,713	(8,876)
Principal payments on capital lease obligations	—	—	—	—	—	—	(191)	—	(191)
Capital contribution from parent	18,000	—	—	—	—	—	8,917	(8,917)	18,000
Dividends to shareholders	—	(3,000)	(3,000)	(58,440)	(58,440)	—	—	122,880	—
Noncontrolling interest in New Dawn	—	—	—	—	—	—	1,031	—	1,031

Net cash provided by (used in) financing activities	25,883	164,281	35,011	(58,340)	(54,866)	(34,697)	(45,239)	(65,226)	(33,193)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(333)	(307)	(33)	307	(366)

Net change in cash and cash equivalents	(11,829)	(16,074)	6,641	116	2,078	(38,574)	(29,040)	38,574	(48,108)
Cash and cash equivalents, beginning of period	21,817	16,115	2,207	41	227,610	104,992	209,781	(104,992)	477,571

Cash and cash equivalents, end of period	$9,988	$41	$8,848	$157	$229,688	$66,418	$180,741	$(66,418)	$429,463

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Cash flows from operating activities:	$(11,495)	$(180,846)	$(153,828)	$(19)	$535,828	$324,432	$206,538	$(324,432)	$396,178

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	—	—	(339,647)	(339,647)	(168,927)	564,818	(283,403)
Proceeds from sale of other property and equipment	—	—	—	—	97,200	97,200	128,648	(322,370)	678
Repayment from (disbursements) for intercompany loans	—	—	—	—	(42,154)	13,048	(70,111)	99,217	—
Capital contribution to unconsolidated affiliates	—	—	—	—	—	—	(6,105)	—	(6,105)
Investment in affiliate debt	—	—	—	—	(347,953)	—	—	347,953	—
Dividend from affiliates	3,000	3,030	57,716	57,716	—	—	—	(121,462)	—
Other investing activities	—	—	—	—	—	—	3,706	—	3,706

Net cash used in investing activities	3,000	3,030	57,716	57,716	(632,554)	(229,399)	(112,789)	568,156	(285,124)

Cash flows from financing activities:
Repayments of long-term debt	—	—	—	—	(6,723)	(5,000)	(44,526)	(342,954)	(399,203)
Repayment of loan proceeds received from Intelsat Holdings	—	—	(34,000)	—	—	—	—	—	(34,000)
Proceeds from issuance of long-term debt	—	—	—	—	354,000	—	46,365	—	400,365
Proceeds from (repayment of) intercompany borrowings	6,000	—	119,313	—	—	—	(13,048)	(112,265)	—
Debt issuance costs	—	—	—	—	(7,331)	—	—	—	(7,331)
Principal payments on deferred satellite performance incentives	—	—	—	—	(6,538)	(6,538)	(8,477)	6,538	(15,015)
Principal payments on capital lease obligations	—	—	—	—	(1,492)	(1,492)	(179)	1,492	(1,671)
Dividends to shareholders	—	(3,000)	(3,030)	(57,716)	(57,716)	—	—	121,462	—

Net cash provided by (used in) financing activities	6,000	(3,000)	82,283	(57,716)	274,200	(13,030)	(19,865)	(325,727)	(56,855)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(483)	(481)	3,302	481	2,819

Net change in cash and cash equivalents	(2,495)	(180,816)	(13,829)	(19)	176,991	81,522	77,186	(81,522)	57,018
Cash and cash equivalents, beginning of period	6,286	181,650	20,166	50	149,003	74,815	113,056	(74,815)	470,211

Cash and cash equivalents, end of period	$3,791	$834	$6,337	$31	$325,994	$156,337	$190,242	$(156,337)	$527,229

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2010

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

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,988	$41	$238,537	$229,688	$180,897	$(229,688)	$429,463
Receivables, net of allowance	4,545	—	184,078	184,078	114,650	(184,078)	303,273
Deferred income taxes	—	—	1,710	1,710	29,187	(1,710)	30,897
Prepaid expenses and other current assets	10	12,419	29,515	29,478	53,374	(42,157)	82,639
Intercompany receivables	—	—	335,842	570,260	145,748	(1,051,850)	—

Total current assets	14,543	12,460	789,682	1,015,214	523,856	(1,509,483)	846,272
Satellites and other property and equipment, net	—	—	3,301,550	3,301,550	2,516,869	(3,301,550)	5,818,419
Goodwill	—	—	3,434,165	3,434,165	3,346,662	(3,434,165)	6,780,827
Non-amortizable intangible assets	—	—	1,805,130	1,805,130	652,970	(1,805,130)	2,458,100
Amortizable intangible assets, net	—	—	452,839	452,839	460,620	(452,839)	913,459
Investment in affiliates	674,764	5,920,798	2,515,553	(44,091)	85,280	(9,067,024)	85,280
Other assets	14,382	119,506	199,329	173,053	96,220	(173,053)	429,437

Total assets	$703,689	$6,052,764	$12,498,248	$10,137,860	$7,682,477	$(19,743,244)	$17,331,794

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,506	$294	$112,247	$112,245	$127,356	$(124,926)	$228,722
Accrued interest payable	11,651	227,085	105,888	81,388	61,993	(81,388)	406,617
Current portion of long-term debt	—	—	3,448	3,448	89,050	(3,448)	92,498
Deferred satellite performance incentives	—	—	4,024	4,024	11,069	(4,024)	15,093
Other current liabilities	—	—	78,145	77,031	55,555	(77,031)	133,700
Intercompany payables	480,772	816	—	—	—	(481,588)	—

Total current liabilities	493,929	228,195	303,752	278,136	345,023	(772,405)	876,630
Long-term debt, net of current portion	697,527	5,089,365	5,822,117	2,224,997	3,761,644	(2,224,997)	15,370,653
Deferred satellite performance incentives, net of current portion	—	—	21,438	21,438	100,479	(21,438)	121,917
Deferred revenue, net of current portion	—	—	242,560	242,560	77,647	(242,560)	320,207
Deferred income taxes	—	—	—	—	486,158	—	486,158
Accrued retirement benefits	—	—	73,504	73,504	164,511	(73,504)	238,015
Other long-term liabilities	—	60,226	114,078	65,089	215,730	(65,089)	390,034
Redeemable noncontrolling interest	—	—	—	—	17,067	—	17,067
Shareholder’s equity (deficit):
Ordinary shares	5,000	669,036	4,959,000	484,000	3,602,071	(9,714,107)	5,000
Other shareholder’s equity (deficit)	(492,767)	5,942	961,799	6,748,136	(1,087,853)	(6,629,144)	(493,887)

Total liabilities and shareholder’s equity	$703,689	$6,052,764	$12,498,248	$10,137,860	$7,682,477	$(19,743,244)	$17,331,794

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

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$391,799	$391,799	$408,417	$(556,729)	$635,286

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	85,660	85,660	176,826	(247,615)	100,531
Selling, general and administrative	891	6,153	11,223	11,236	35,194	(11,236)	53,461
Depreciation and amortization	—	—	112,216	112,216	88,953	(112,196)	201,189
Impairment of asset value	—	—	—	—	104,088	—	104,088
Losses on derivative financial instruments	—	—	22,380	6,640	18,395	(6,640)	40,775

Total operating expenses	891	6,153	231,479	215,752	423,456	(377,687)	500,044

Income (loss) from operations	(891)	(6,153)	160,320	176,047	(15,039)	(179,042)	135,242
Interest expense, net	32,097	153,516	107,846	30,050	56,203	(30,050)	349,662
Subsidiary loss	(179,504)	(31,504)	(30,774)	(2,251)	—	244,033	—
Other income, net	—	—	1,127	1,126	444	(1,126)	1,571

Income (loss) before income taxes	(212,492)	(191,173)	22,827	144,872	(70,798)	93,915	(212,849)
Provision for (benefit from) income taxes	(34,841)	(13,593)	54,331	103,083	(36,834)	(103,083)	(30,937)

Net income (loss)	(177,651)	(177,580)	(31,504)	41,789	(33,964)	196,998	(181,912)
Net loss attributable to noncontrolling interest	—	—	—	—	1,266	—	1,266

Net income (loss) attributable to Intelsat S.A.	$(177,651)	$(177,580)	$(31,504)	$41,789	$(32,698)	$196,998	$(180,646)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2009

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$380,373	$380,373	$409,362	$(527,624)	$642,484

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	76,854	76,854	175,104	(221,526)	107,286
Selling, general and administrative	15,050	5,811	7,737	7,737	45,968	(12,177)	70,126
Depreciation and amortization	—	—	115,006	115,006	85,153	(115,006)	200,159
Unrealized gains on derivative financial instruments	—	—	(39,057)	(25,824)	(13,022)	25,824	(52,079)

Total operating expenses	15,050	5,811	160,540	173,773	293,203	(322,885)	325,492

Income (loss) from operations	(15,050)	(5,811)	219,833	206,600	116,159	(204,739)	316,992
Interest expense, net	29,294	157,891	101,191	30,250	51,688	(30,702)	339,612
Subsidiary income	9,291	172,993	56,239	890	—	(239,413)	—
Other income, net	—	—	254	254	5,013	(254)	5,267

Income (loss) before income taxes	(35,053)	9,291	175,135	177,494	69,484	(413,704)	(17,353)
Provision for income taxes	—	—	2,142	2,142	13,253	(2,142)	15,395

Net income (loss)	(35,053)	9,291	172,993	175,352	56,231	(411,562)	(32,748)
Net loss attributable to noncontrolling interest	—	—	—	—	8	—	8

Net income (loss) attributable to Intelsat S.A.	$(35,053)	$9,291	$172,993	$175,352	$56,239	$(411,562)	$(32,740)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$773,719	$773,719	$804,355	$(1,095,367)	$1,256,426

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	168,245	168,245	348,316	(486,918)	197,888
Selling, general and administrative	2,058	12,451	20,815	20,659	63,256	(20,659)	98,580
Depreciation and amortization	—	—	219,918	219,918	178,070	(219,910)	397,996
Impairment of asset value	—	—	—	—	110,625	—	110,625
Losses on derivative financial instruments	—	—	35,186	6,812	35,456	(6,812)	70,642

Total operating expenses	2,058	12,451	444,164	415,634	735,723	(734,299)	875,731

Income (loss) from operations	(2,058)	(12,451)	329,555	358,085	68,632	(361,068)	380,695
Interest expense, net	60,782	305,637	210,050	54,339	113,018	(54,339)	689,487
Subsidiary income (loss)	(255,426)	48,270	(10,461)	(5,227)	—	222,844	—
Other income, net	—	—	3,053	3,052	1,291	(3,052)	4,344

Income (loss) before income taxes	(318,266)	(269,818)	112,097	301,571	(43,095)	(86,937)	(304,448)
Provision for (benefit from) income taxes	(37,985)	(14,090)	63,827	114,483	(30,860)	(114,483)	(19,108)

Net income (loss)	(280,281)	(255,728)	48,270	187,088	(12,235)	27,546	(285,340)
Net loss attributable to noncontrolling interest	—	—	—	—	2,076	—	2,076

Net income (loss) attributable to Intelsat S.A.	$(280,281)	$(255,728)	$48,270	$187,088	$(10,159)	$27,546	$(283,264)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$757,976	$757,976	$798,909	$(1,040,530)	$1,274,331

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	148,413	148,413	342,368	(428,388)	210,806
Selling, general and administrative	18,062	11,615	14,406	14,299	76,993	(18,740)	116,635
Depreciation and amortization	—	—	236,245	236,245	174,843	(236,245)	411,088
Impairment of asset value	—	—	355,000	355,000	144,100	(355,000)	499,100
Unrealized gains on derivative financial instruments	—	—	(36,315)	(25,129)	(7,808)	25,129	(44,123)

Total operating expenses	18,062	11,615	717,749	728,828	730,496	(1,013,244)	1,193,506

Income (loss) from operations	(18,062)	(11,615)	40,227	29,148	68,413	(27,286)	80,825
Interest expense, net	61,791	313,505	206,337	62,295	109,384	(62,979)	690,333
Loss on early extinguishment of debt	(380)	—	—	—	—	(14,496)	(14,876)
Subsidiary income (loss)	(498,203)	(173,040)	(2,696)	1,307	—	672,632	—
Other income, net	—	—	1,569	1,569	4,630	(1,569)	6,199

Loss before income taxes	(578,436)	(498,160)	(167,237)	(30,271)	(36,341)	692,260	(618,185)
Provision for (benefit from) income taxes	—	43	5,803	5,803	(33,697)	(5,803)	(27,851)

Net income (loss)	(578,436)	(498,203)	(173,040)	(36,074)	(2,644)	698,063	(590,334)
Net income attributable to noncontrolling interest	—	—	—	—	(52)	—	(52)

Net income (loss) attributable to Intelsat S.A.	$(578,436)	$(498,203)	$(173,040)	$(36,074)	$(2,696)	$698,063	$(590,386)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Cash flows from operating activities:	$(34,029)	$(183,355)	$370,650	$457,459	$227,229	$(444,828)	$393,126

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	(270,889)	(270,889)	(212,237)	316,491	(437,524)
Proceeds from sale of other property and equipment	—	—	46,656	46,656	—	(93,312)	—
Proceeds from sale of investment	—	—	28,594	28,594	—	(28,594)	28,594
Disbursements for intercompany loans	(433)	—	(201,876)	(201,876)	—	404,185	—
Capital contribution to unconsolidated affiliates	—	—	—	—	(6,105)	—	(6,105)
Investment in subsidiaries	(6,250)	—	(2,667)	(2,667)	—	11,584	—
Dividend from affiliates	3,000	3,000	58,440	—	58,440	(122,880)	—
Other investing activities	—	—	—	—	7,360	—	7,360

Net cash provided by (used in) investing activities	(3,683)	3,000	(341,742)	(400,182)	(152,542)	487,474	(407,675)

Cash flows from financing activities:
Repayments of long-term debt	—	—	(6,723)	(6,723)	(44,526)	6,723	(51,249)
Proceeds from issuance of long-term debt	—	—	—	—	23,462	—	23,462
Proceeds from (repayment of) intercompany borrowing	23,253	167,281	50,021	12,010	(26,669)	(225,896)	—
Debt issuance costs	(15,370)	—	—	—	—	—	(15,370)
Principal payments on deferred satellite performance incentives	—	—	(1,713)	(1,713)	(7,163)	1,713	(8,876)
Principal payments on capital lease obligations	—	—	—	—	(191)	—	(191)
Capital contribution from parent	18,000	—	—	—	8,917	(8,917)	18,000
Dividend to shareholders	—	(3,000)	(61,440)	(58,440)	(58,440)	181,320	—
Noncontrolling interest in New Dawn	—	—	—	—	1,031	—	1,031

Net cash provided by (used in) financing activities	25,883	164,281	(19,855)	(54,866)	(103,579)	(45,057)	(33,193)

Effect of exchange rate changes on cash	—	—	(333)	(333)	(33)	333	(366)

Net change in cash and cash equivalents	(11,829)	(16,074)	8,720	2,078	(28,925)	(2,078)	(48,108)
Cash and cash equivalents, beginning of period	21,817	16,115	229,817	227,610	209,822	(227,610)	477,571

Cash and cash equivalents, end of period	$9,988	$41	$238,537	$229,688	$180,897	$(229,688)	$429,463

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(11,495)	$(180,846)	$382,000	$535,828	$206,519	$(535,828)	$396,178

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	(339,647)	(339,647)	(168,927)	564,818	(283,403)
Proceeds from sale of other property and equipment	—	—	97,200	97,200	128,648	(322,370)	678
Repayment from (disbursements) for intercompany loans	—	—	(42,154)	(42,154)	(70,111)	154,419	—
Capital contribution to unconsolidated affiliates	—	—	—	—	(6,105)	—	(6,105)
Investment in affiliate debt	—	—	(347,953)	(347,953)	—	695,906	—
Dividend from affiliates	3,000	3,030	57,716	—	57,716	(121,462)	—
Other investing activities	—	—	—	—	3,706	—	3,706

Net cash used in investing activities	3,000	3,030	(574,838)	(632,554)	(55,073)	971,311	(285,124)

Cash flows from financing activities:
Repayments of long-term debt	—	—	(6,723)	(6,723)	(44,526)	(341,231)	(399,203)
Repayment of loan proceeds received from Intelsat Holdings	—	—	(34,000)	—	—	—	(34,000)
Proceeds from issuance of long-term debt	—	—	354,000	354,000	46,365	(354,000)	400,365
Proceeds from (repayment of) intercompany borrowings	6,000	—	119,313	—	(13,048)	(112,265)	—
Debt issuance costs	—	—	(7,331)	(7,331)	—	7,331	(7,331)
Principal payments on deferred satellite performance incentives	—	—	(6,538)	(6,538)	(8,477)	6,538	(15,015)
Principal payments on capital lease obligations	—	—	(1,492)	(1,492)	(179)	1,492	(1,671)
Dividend to shareholders	—	(3,000)	(60,746)	(57,716)	(57,716)	179,178	—

Net cash provided by (used in) financing activities	6,000	(3,000)	356,483	274,200	(77,581)	(612,957)	(56,855)

Effect of exchange rate changes on cash and cash equivalents	—	—	(483)	(483)	3,302	483	2,819

Net change in cash and cash equivalents	(2,495)	(180,816)	163,162	176,991	77,167	(176,991)	57,018
Cash and cash equivalents, beginning of period	6,286	181,650	169,169	149,003	113,106	(149,003)	470,211

Cash and cash equivalents, end of period	$3,791	$834	$332,331	$325,994	$190,273	$(325,994)	$527,229

(Certain totals may not add due to the effects of rounding)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and their notes included elsewhere in this Quarterly Report. See “Forward-Looking Statements” for a discussion of factors that could cause our future financial condition and results of operations to be different from those discussed below.

Overview

We operate the world’s largest fixed satellite services (“FSS”) business, providing a critical layer in the global communications infrastructure. We provide our infrastructure services on a satellite fleet comprised of over 50 satellites covering 99% of the earth’s populated regions. Our satellite capacity is complemented by IntelsatONESM , our terrestrial network comprised of leased fiber optic cable and owned and operated teleports. We operate more satellite capacity in orbit, have more satellite capacity under contract, serve more commercial customers and deliver services in more countries than any other commercial satellite operator.

Results of Operations

Three Months Ended June 30, 2009 and 2010

The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
			Increase (Decrease)	Percentage Change
Revenue	$642,484	$635,286	$(7,198)	(1)%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	107,286	100,531	(6,755)	(6)
Selling, general and administrative	70,126	53,461	(16,665)	(24)
Depreciation and amortization	200,159	201,189	1,030	1
Impairment of asset value	—	104,088	104,088	NM
(Gains) losses on derivative financial instruments	(52,079)	40,775	92,854	NM

Total operating expenses	325,492	500,044	174,552	54

Income from operations	316,992	135,242	(181,750)	(57)
Interest expense, net	339,612	349,662	10,050	3
Other income, net	5,267	1,571	(3,696)	(70)

Loss before income taxes	(17,353)	(212,849)	(195,496)	NM
Provision for (benefit from) income taxes	15,395	(30,937)	(46,332)	NM

Net loss	(32,748)	(181,912)	(149,164)	NM %
Net loss attributable to noncontrolling interest	8	1,266	1,258	NM

Net loss attributable to Intelsat S.A.	$(32,740)	$(180,646)	$(147,906)	NM %

Revenue

We earn revenue primarily by providing services over satellite transponder capacity to our customers. Our customers generally obtain satellite capacity from us by placing an order pursuant to one of several master customer service agreements. Our customer agreements also cover services that we procure from third parties and resell, which we refer to as off-network services. These services can include transponder services and other satellite-based transmission services sourced from other operators often in frequencies not available on our network. Under the category Off-Network and Other Revenues, we also include revenues from consulting and other services as well as sales of customer premises equipment.

The following table sets forth our comparative revenue by service type, with Off-Network and Other Revenues shown separately from On-Network Revenues, for the periods shown (in thousands, except percentages):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$452,338	$457,152	$4,814	1%
Managed services	84,447	85,746	1,299	2
Channel	34,127	30,552	(3,575)	(11)

Total on-network revenues	570,912	573,450	2,538	—

Off-Network and Other Revenues
Transponder, MSS and other off-network services	39,980	53,278	13,298	33
Satellite-related services	31,592	8,558	(23,034)	(73)

Total off-network and other revenues	71,572	61,836	(9,736)	(14)

Total	$642,484	$635,286	$(7,198)	(1)%

Total revenue for the three months ended June 30, 2010 decreased by $7.2 million, or 1%, as compared to the three months ended June 30, 2009, largely due to a decline in satellite-related services revenues as a result of a launch vehicle resale that occurred in the second quarter of 2009, with no similar resales in the second quarter of 2010. Excluding the launch vehicle resale, revenues for the three months ended June 30, 2010 would have increased by 2% as compared to the three months ended June 30, 2009. By service type our revenue increased or decreased due to the following:

On-Network Revenues:

•

Transponder services—an aggregate increase of $4.8 million, due to a net increase of $11.6 million in revenue resulting from favorable terms, new business driven by new satellite capacity entering service, and strong renewals primarily in the Africa and Middle East and Latin America and Caribbean regions, as well as the migration of a customer from managed services to transponder services. These increases were offset by an aggregate decrease of $6.8 million in revenues related to the IS-4 satellite anomaly, which primarily affected the Europe and Africa and Middle East regions, and the Galaxy 15 satellite anomaly, which primarily affected revenues in the North America region.

•

Managed services—an aggregate increase of $1.3 million, due primarily to an increase in revenues of $3.9 million from media customers, primarily in the Latin America and Caribbean region, offset by a decrease of $2.6 million in revenues primarily related to the migration of a customer from managed services to transponder services.

•	Channel—an aggregate decrease of $3.6 million related to a continued decline from the migration of point-to-point satellite traffic to fiber optic cables, a trend which we expect will continue.

Off-Network and Other Revenues:

•

Transponder, MSS and other off-network services—an aggregate increase of $13.3 million, due primarily to a $12.1 million increase in transponder services sold to customers of our Intelsat General business.

•

Satellite-related services—an aggregate decrease of $23.0 million, resulting primarily from $21.9 million in launch vehicle resale revenues recorded in the second quarter of 2009, with no similar resales occurring in the second quarter of 2010.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue decreased by $6.8 million, or 6%, to $100.5 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The decrease was primarily due to a $7.0 million decline in cost of sales. The $7.0 million decline consisted of a decrease of $17.4 million primarily related to the resale of a launch vehicle by our satellite-related services business in the second quarter of 2009, offset by an increase of $10.3 million for purchases of off-network FSS capacity related to increased transponder services sold by our Intelsat General business.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $16.7 million, or 24%, to $53.5 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The decrease was primarily due to $18.1 million in lower non-cash compensation costs resulting from higher compensation costs in the second quarter of 2009, stemming from new equity awards and revisions to the terms of existing equity awards, as compared to 2010.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.0 million, or 1%, to $201.2 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. This increase was primarily due to the following:

•	an increase of $15.7 million in depreciation expense resulting from the impact of satellites placed into service during the second half of 2009 and the first quarter of 2010; and

•	an increase of $4.8 million from changes in the estimated remaining useful lives of certain satellites; partially offset by

•	a decrease of $15.5 million in depreciation expense due to certain satellites, ground and other assets becoming fully depreciated and the impairment of IS-4 in 2010; and

•	a decrease of $4.0 million in amortization expense primarily due to changes in the expected pattern of consumption of amortizable intangible assets.

Impairment of Asset Value

Impairment of asset value was $104.1 million for the three months ended June 30, 2010, with no similar charges incurred for the three months ended June 30, 2009. This non-cash impairment charge was related to the impairment of our Galaxy 15 satellite after an anomaly occurred in April 2010.

(Gains) Losses on Derivative Financial Instruments

Losses on derivative financial instruments were $40.8 million for the three months ended June 30, 2010 compared to $52.1 million of gains on derivative financial instruments for the three months ended June 30, 2009. For the three months ended June 30, 2010, the loss on derivative financial instruments primarily related to a $39.5 million loss on our interest rate swaps.

Interest Expense, Net

Interest expense, net consists of the gross interest expense we incur less the amount of interest we capitalize related to capital assets under construction and less interest income earned. As of June 30, 2010 we also held interest rate swaps with an aggregate notional amount of $2.3 billion to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities. The swaps have not been designated as hedges for accounting purposes. Interest expense, net increased by $10.1 million, or 3%, to $349.7 million for the three months ended June 30, 2010, as compared to $339.6 million for the three months ended June 30, 2009. The increase in interest expense, net was principally due to the following:

•

a net increase of $7.5 million in interest expense associated with interest paid-in-kind that was accreted into the principal of the Intelsat Luxembourg’s 11  1/2%/12  1/2% Senior PIK Election Notes due 2017 (the “2017 PIK Notes”) and the issuance of the Intelsat Jackson’s 8 1/2% Senior Notes due 2019, the proceeds of which were primarily used to purchase and cancel $400 million of the 2017 PIK Notes in October 2009; and

•

a increase of $3.0 million in interest and amortization expense associated with the completion of the Intelsat S.A. consent solicitation in the second quarter of 2010, the fees for which were capitalized and are being amortized over the terms of the notes; partially offset by

•	a decrease of $3.2 million from higher capitalized interest expense due to an increase in the number of satellites under construction in 2010 as compared to 2009.

The non-cash portion of total interest expense, net was $97.6 million for the three months ended June 30, 2010 and included $74.3 million of payment-in-kind interest expense. The remaining non-cash interest expense was primarily associated with the amortization of deferred financing fees incurred as a result of new or refinanced debt and the amortization and accretion of discounts and premiums.

Other Income, Net

Other income, net was $1.6 million for the three months ended June 30, 2010 as compared to $5.3 million for the three months ended June 30, 2009. The decrease of $3.7 million was primarily due to a $3.8 million decrease in exchange rate gains, primarily due to the U.S. dollar weakening against the Brazilian real, which impacts our service contracts with our Brazilian customers.

Provision for (Benefit from) Income Taxes

Our benefit from income taxes was $30.9 million for the three months ended June 30, 2010, as compared to a provision for income taxes of $15.4 million for the three months ended June 30, 2009. The difference was principally due to pre-tax losses incurred in certain taxable jurisdictions and the tax benefit associated with the Galaxy 15 satellite impairment charge during the three months ended June 30, 2010.

Six Months Ended June 30, 2009 and 2010

The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
			Increase (Decrease)	Percentage Change
Revenue	$1,274,331	$1,256,426	$(17,905)	(1)%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	210,806	197,888	(12,918)	(6)
Selling, general and administrative	116,635	98,580	(18,055)	(15)
Depreciation and amortization	411,088	397,996	(13,092)	(3)
Impairment of asset value	499,100	110,625	(388,475)	(78)
(Gains) losses on derivative financial instruments	(44,123)	70,642	114,765	NM

Total operating expenses	1,193,506	875,731	(317,775)	(27)

Income from operations	80,825	380,695	299,870	NM
Interest expense, net	690,333	689,487	(846)	(0)
Loss on early extinguishment of debt	(14,876)	—	14,876	NM
Other income, net	6,199	4,344	(1,855)	(30)

Loss before income taxes	(618,185)	(304,448)	313,737	(51)
Benefit from income taxes	(27,851)	(19,108)	8,743	(31)

Net loss	(590,334)	(285,340)	304,994	(52)%
Net (income) loss attributable to noncontrolling interest	(52)	2,076	2,128	NM

Net loss attributable to Intelsat S.A.	$(590,386)	$(283,264)	$307,122	(52)%

Revenue

The following table sets forth our comparative revenue by service type, with Off-Network and Other revenues shown separately from On-Network revenues, for the periods shown (in thousands, except percentages):

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$896,531	$907,792	$11,261	1%
Managed services	168,384	165,119	(3,265)	(2)
Channel	68,262	61,836	(6,426)	(9)

Total on-network revenues	1,133,177	1,134,747	1,570	—
Off-Network and Other Revenues
Transponder, MSS and other off-network services	78,800	102,852	24,052	31
Satellite-related services	62,354	18,827	(43,527)	(70)

Total off-network and other revenues	141,154	121,679	(19,475)	(14)

Total	$1,274,331	$1,256,426	$(17,905)	(1)%

Total revenue for the six months ended June 30, 2010 decreased by $17.9 million, or 1%, as compared to the six months ended June 30, 2009, largely due to a decline in satellite-related services revenues as a result of launch vehicle resales that occurred in the first half of 2009, with no similar resales in the first half of 2010. Excluding the launch vehicle resales, revenues for the six months ended June 30, 2010 would have increased by 2% as compared to the six months ended June 30, 2009. By service type, our revenues increased or decreased due to the following:

On-Network Revenues:

•

Transponder services—an aggregate increase of $11.3 million, due primarily to a net increase of $22.2 million in revenues from network service customers resulting from favorable terms, new business driven by new satellite capacity entering service and strong renewals primarily in the Africa and Middle East and the Latin America and Caribbean regions, as well as the migration of a customer from managed services to transponder services. These increases were offset by an aggregate decrease of $10.9 million in revenues related to the IS-4 satellite anomaly, which primarily affected the Europe and the Africa and Middle East regions, and the Galaxy 15 satellite anomaly, which primarily affected revenues in the North America region.

•

Managed services—an aggregate decrease of $3.3 million, due to a $6.4 million decrease in revenues primarily related to the migration of a customer from managed services to transponder services, partially offset by an increase in occasional video services sold to media customers in the Latin America and Caribbean, the Europe and the Africa and Middle East regions.

•	Channel—an aggregate decrease of $6.4 million related to a continued decline from the migration of point-to-point satellite traffic to fiber optic cables, a trend which we expect will continue.

Off-Network and Other Revenues:

•

Transponder, MSS and other off-network services—an aggregate increase of $24.0 million, due primarily to a $17.8 million increase in revenues from transponder services and a $4.1 million increase in mobile satellite services (“MSS”) revenues from usage-based mobile services, both of which are related to customers of our Intelsat General business.

•

Satellite-related services—an aggregate decrease of $43.5 million, resulting primarily from $44.0 million in launch vehicle resale revenues recorded during the six months ended June 30, 2009, with no similar resales occurring in the six months ended June 30, 2010.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue decreased by $12.9 million, or 6%, to $197.9 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The decrease was primarily due to a $13.9 million decline in cost of sales mainly related to off-network and other revenues. The $13.9 million decline consisted of a decrease of $35.2 million primarily related to the resale of two launch vehicles by our satellite related services business in the first half of 2009, with no similar resales in the first half of 2010, offset by an increase of $21.8 million for purchases of off-network FSS and MSS capacity related to increased services sold primarily to customers of our Intelsat General business.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $18.1 million, or 15%, to $98.6 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The decrease was primarily due to $24.1 million in lower non-cash compensation costs resulting from higher compensation costs in the second quarter of 2009, stemming from new equity awards and revisions to the terms of existing equity awards, as compared to 2010. This decrease was partially offset by an increase of $3.4 million in bad debt expense.

Depreciation and Amortization

Depreciation and amortization expense decreased by $13.1 million, or 3%, to $398.0 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. This decrease was primarily due to the following:

•	a decrease of $36.3 million in depreciation expense due to certain satellites becoming fully depreciated and the impairment of IS-4 in 2010;

•	a decrease of $5.3 million in depreciation expense due to certain ground and other assets becoming fully depreciated; and

•	a decrease of $7.9 million in amortization expense primarily due to changes in the expected pattern of consumption of amortizable intangible assets; partially offset by

•	an increase of $27.1 million in depreciation expense resulting from the impact of satellites placed into service during the second half of 2009 and the first quarter of 2010; and

•	an increase of $9.4 million from changes in the estimated remaining useful lives of certain satellites.

Impairment of Asset Value

Impairment of asset value was $110.6 million for the six months ended June 30, 2010 as compared to $499.1 million for the six months ended June 30, 2009. The charges incurred in the first half of 2010 included a $104.1 million non-cash impairment charge for the impairment of our Galaxy 15 satellite after an anomaly occurred in April 2010, as well as a $6.5 million non-cash impairment charge for the impairment of our IS-4 satellite, which was deemed unrecoverable after an anomaly occurred in February 2010.

(Gains) Losses on Derivative Financial Instruments

Losses on derivative financial instruments were $70.6 million for the six months ended June 30, 2010 compared to $44.1 million of gains on derivative financial instruments for the six months ended June 30, 2009. For the six months ended June 30, 2010, the loss on derivative financial instruments primarily related to a $73.5 million loss on our interest rate swaps.

Interest Expense, Net

Interest expense, net decreased by $0.8 million to $689.5 million for the six months ended June 30, 2010, as compared to $690.3 million for the six months ended June 30, 2009. The decrease in interest expense, net was principally due to the following:

•	a decrease of $13.5 million due to lower interest rates on our variable rate debt in 2010 as compared to 2009; and

•	a decrease of $13.0 million from higher capitalized interest expense due to an increase in the number of satellites under construction as compared to 2009; offset by

•

a net increase of $14.9 million in interest expense associated with interest paid-in-kind that was accreted into the principal of the 2017 PIK Notes and the issuance of Intelsat Jackson’s 8 1/2% Senior Notes due 2019, the proceeds of which were primarily used to purchase and cancel $400 million of the 2017 PIK Notes in October 2009.

The non-cash portion of total interest expense, net was $195.0 million for the six months ended June 30, 2010 and included $146.3 million of payment-in-kind interest expense. The remaining non-cash interest expense was primarily associated with the amortization of deferred financing fees incurred as a result of new or refinanced debt and the amortization and accretion of discounts and premiums.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $14.9 million for the six months ended June 30, 2009, with no similar charge during the six months ended June 30, 2010. The 2009 loss on early extinguishment of debt was recognized in connection with Intelsat Sub Holdco’s purchase of $114.2 million of Intelsat S.A.’s outstanding 7 5/8% Senior Notes due 2012 (the “2012 Intelsat S.A. Notes”) and $346.5 million of Intelsat S.A.’s outstanding 6 1/2% Senior Notes due 2013 (the “2013 Intelsat S.A. Notes”) pursuant to a cash tender offer (the “Tender Offer”). The loss was primarily driven by the difference between the carrying value of the Intelsat S.A. notes purchased and the cash amount paid for the purchase. The value of Intelsat S.A.’s notes had been adjusted to fair value as of February 4, 2008 in connection with the New Sponsors Acquisition Transactions.

Other Income, Net

Other income, net was $4.3 million for the six months ended June 30, 2010 as compared to $6.2 million for the six months ended June 30, 2009. The decrease of $1.9 million was primarily due to a $3.2 million decrease in exchange rate gains, primarily due to the U.S. dollar weakening against the Brazilian real, which impacts our service contracts with our Brazilian customers, offset by a $1.3 million gain related to our sale of Viasat, Inc. common stock during the first quarter of 2010.

Benefit from Income Taxes

Our benefit from income taxes was $19.1 million and $27.9 million during the six months ended June 30, 2010 and 2009, respectively. The difference was principally due to higher pre-tax losses incurred in certain taxable jurisdictions, and the tax benefits associated with satellite impairment charges.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 was enacted in March 2010. Included in the new legislation is a provision that affected the tax treatment of Medicare Part D subsidy payments. With the change in law, the subsidy will still not be taxed, but an equal amount of expenditures by the plan sponsor will not be deductible. Therefore, the expected future tax deduction will be reduced by an amount equal to the subsidy, and any previously recognized deferred tax asset must be reversed. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) Topic 740, Income Taxes, the expense associated with adjusting this deferred tax asset is recognized as tax expense in continuing operations in the period the change in tax law is enacted. We recorded an increase of $2.9 million to tax expense related to the change in law during the six months ended June 30, 2010.

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

A reconciliation of net loss attributable to Intelsat S.A. to EBITDA for the periods shown is as follows (in thousands):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
Net loss attributable to Intelsat S.A.	$(32,740)	$(180,646)	$(590,386)	$(283,264)
Add:
Interest expense, net	339,612	349,662	690,333	689,487
Loss on early extinguishment of debt	—	—	14,876	—
Provision for (benefit from) income taxes	15,395	(30,937)	(27,851)	(19,108)
Depreciation and amortization	200,159	201,189	411,088	397,996

EBITDA	$522,426	$339,268	$498,060	$785,111

Liquidity and Capital Resources

Cash Flow Items

Our cash flows consisted of the following for the periods shown (in thousands):

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
Net cash provided by operating activities	$396,178	$393,126
Net cash used in investing activities	(285,124)	(407,675)
Net cash used in financing activities	(56,855)	(33,193)
Net change in cash and cash equivalents	57,018	(48,108)

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased by $3.1 million during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. During the six months ended June 30, 2010, cash flows from operating activities reflected an $81.1 million cash outflow related to prepaid expenses and other assets primarily due to a prepayment for the procurement of a long-term service contract, a cash inflow of $78.5 million related to deferred revenue for amounts received from customers for long-term service contracts and a $10.0 million cash inflow related to accounts payable and accrued liabilities primarily due to the timing of payments as well as lower interest rates on our variable rate debt.

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $122.6 million during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. This increase was primarily due to higher capital expenditures of $154.1 million associated with satellites under construction, partially offset by proceeds from the sale of our shares of Viasat, Inc. common stock of $28.6 million in the first quarter of 2010.

Net Cash Used in Financing Activities

Net cash used in financing activities decreased by $23.7 million during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. During the six months ended June 30, 2010, cash flows from financing activities reflected $51.2 million of long-term debt repayments and $23.5 million of proceeds from the incurrence of long-term debt. In addition, during the second quarter of 2010 we received an $18.0 million contribution from our parent, Intelsat Holdings, a portion of which we used to fund the consent payment related to Intelsat S.A.’s consent solicitation (see “—Intelsat S.A. Notes Consent Solicitation”).

Long-Term Debt

We are a highly leveraged company and, in connection with the consummation of the New Sponsors Acquisition Transactions, we became a significantly more highly leveraged company, which has resulted in a significant increase in our interest expense.

In connection with the New Sponsors Acquisition Transactions, our pre-acquisition long-term debt was adjusted to fair value as of the effective date of the acquisition, resulting in a net decrease of $182.5 million. This net difference between the fair value and par value of the debt is being amortized as an increase to interest expense over the remaining term of the related debt using the effective interest method.

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

The Consolidated Secured Debt to Consolidated EBITDA Ratio is determined by comparing Consolidated Secured Debt to Consolidated EBITDA, each as defined under the Sub Holdco Credit Agreement. We were in compliance with this financial maintenance covenant ratio with a Consolidated Secured Debt to Consolidated EBITDA Ratio of 0.1:1.00 as of June 30, 2010. In the event we were to fail to comply with this financial maintenance covenant ratio and were unable to obtain waivers, we would default under the Intelsat Sub Holdco

Credit Agreement, and the lenders under the Intelsat Sub Holdco Credit Agreement could accelerate our obligations thereunder, which would result in an event of default under our existing notes and Intelsat Jackson’s unsecured credit agreements.

No amounts were outstanding under the revolving credit facility as of June 30, 2010; however, $31.7 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was $239.1 million at such date. The ability of Intelsat Sub Holdco to borrow under its revolving credit facility is subject to compliance by its indirect parent, Intelsat S.A., with a secured debt covenant included in the indenture governing Intelsat S.A.’s senior notes (as in effect on July 3, 2006, the date on which the Sub Holdco Credit Agreement was executed). As a result, under certain circumstances, Intelsat Sub Holdco may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Corp has certain amounts outstanding under its revolving credit facility.

Intelsat Corp Senior Secured Credit Facility

As of June 30, 2010, Intelsat Corp had a revolving credit facility and certain term loans outstanding under the Intelsat Corporation Amended and Restated Credit Agreement (the “Intelsat Corp Amended and Restated Credit Agreement”), which consisted of a $355.9 million Tranche A-3 Senior Secured Term Loan due 2012, a $1.8 billion Tranche B-2 Senior Secured Term Loan facility due 2014, and a $175.0 million revolving credit facility due 2012. Up to $150.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility is available for swingline loans.

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

The Consolidated Secured Debt to Consolidated EBITDA Ratio is determined by comparing Consolidated Secured Debt to Consolidated EBITDA, each as defined under the Intelsat Corp Amended and Restated Credit Agreement. We were in compliance with this financial maintenance covenant ratio, with a Consolidated Secured Debt to Consolidated EBITDA Ratio of 2.5:1.00, as of June 30, 2010. In the event we were to fail to comply with this financial maintenance covenant ratio and were unable to obtain waivers, we would default under the Intelsat Corp Amended and Restated Credit Agreement, and the lenders under the Intelsat Corp Amended and Restated Credit Agreement could accelerate our obligations thereunder, which would result in an event of default under our existing notes and Intelsat Jackson’s unsecured credit agreements.

No amounts were outstanding under the revolving credit facility as of June 30, 2010; however, $1.7 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was $152.5 million at such date, assuming that one of the lenders under the revolving credit facility, responsible for approximately $20.8 million of the $175.0 million of aggregate lending commitments, would not provide any funds in response to any future borrowing request. Such lender did not provide any funds in response to a September 2008 borrowing request we made under the revolving credit facility.

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

Intelsat S.A. Notes Consent Solicitation

On April 21, 2010, Intelsat S.A. completed a consent solicitation that resulted in the amendment of certain terms of the indenture governing the 2012 Intelsat S.A. Notes and the 2013 Intelsat S.A. Notes. The most significant amendments replaced the limitation on secured debt covenant, which limited secured debt of Intelsat S.A. and its restricted subsidiaries to 15% of their consolidated net tangible assets (subject to certain exceptions), with a new limitation on liens covenant, which generally limits such secured debt to two times the adjusted EBITDA of Intelsat S.A. (as defined) plus certain general baskets (subject to certain exceptions), and made certain corresponding changes to the sale and leaseback covenant as a result of the addition of the new limitation on liens covenant. As consideration, Intelsat S.A. paid the consenting holders of such notes a consent payment equal to 2% of the outstanding principal amount of notes held by such holders that totaled approximately $15.4 million.

New Dawn Credit Facilities

On December 5, 2008, New Dawn entered into a $215.0 million secured financing arrangement that consists of senior and mezzanine term loan facilities. The credit facilities are non-recourse to New Dawn’s shareholders, including Intelsat S.A. and its wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions. During the six months ended June 30, 2010, New Dawn incurred satellite related capital expenditures of $33.5 million, and as of June 30, 2010, it had aggregate outstanding borrowings of $141.5 million under its credit facilities.

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

A reconciliation of net cash provided by Intelsat S.A. operating activities to net loss attributable to Intelsat S.A.; net loss attributable to Intelsat S.A. to Intelsat S.A. EBITDA; Intelsat S.A. EBITDA to Intelsat Luxembourg Adjusted EBITDA; and Intelsat Luxembourg Adjusted EBITDA to Sub Holdco Adjusted EBITDA is as follows (in thousands):

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
Reconciliation of net cash provided by operating activities to net loss attributable to Intelsat S.A.:
Net cash provided by operating activities	$396,178	$393,126
Depreciation and amortization	(411,088)	(397,996)
Impairment of asset value	(499,100)	(110,625)
Provision for doubtful accounts	118	(3,291)
Foreign currency transaction gain (loss)	2,819	(366)
Loss on disposal of assets	(2,558)	(288)
Share-based compensation expense	(21,036)	5,301
Deferred income taxes	44,560	41,108
Amortization of discount, premium, issuance costs and other non-cash items	(61,875)	(48,678)
Interest paid-in-kind	(148,675)	(146,288)
Loss on early extinguishment of debt	(14,496)	—
Share in gain of unconsolidated affiliates	259	249
Gain on sale of investment	—	1,261
Unrealized gains (losses) on derivative financial instruments	78,312	(25,453)
Other non-cash items	(190)	(1,735)
Net (income) loss attributable to noncontrolling interest	(52)	2,076
Changes in operating assets and liabilities, net of effect of acquisition	46,438	8,335

Net loss attributable to Intelsat S.A.	(590,386)	(283,264)

Add (Subtract):
Interest expense, net	690,333	689,487
Loss on early extinguishment of debt	14,876	—
Benefit from income taxes	(27,851)	(19,108)
Depreciation and amortization	411,088	397,996

Intelsat S.A. EBITDA	498,060	785,111

Add (Subtract):
Parent and intercompany expenses, net (1)	5,804	4,507
EBITDA from unrestricted subsidiaries (2)	(487)	(1,915)
Compensation and benefits (3)	18,074	(5,076)
Management fees (4)	11,594	12,356
Share in gain of unconsolidated affiliates (5)	(259)	(249)
Impairment of asset value (6)	499,100	110,625
(Gains) losses on derivative financial instruments (7)	(44,123)	70,642
Gain on sale of investment (8)	—	(1,261)
Non-recurring and other non-cash items (9)	13,870	9,708
Satellite performance incentives (10)	(4,482)	(4,386)

Intelsat Luxembourg Adjusted EBITDA	997,151	980,062

Add (Subtract):
Intelsat Corp Adjusted EBITDA (11)	(385,912)	(379,288)
Parent and intercompany expenses (12)	388	503
Satellite performance incentives (10)	4,482	4,386

Sub Holdco Adjusted EBITDA	$616,109	$605,663

(1)	Represents expenses incurred at Intelsat S.A. for employee salaries and benefits, office operating costs and other expenses.

(2)	Reflects EBITDA of our unrestricted subsidiary, New Dawn, which is excluded under the definitions of Intelsat Luxembourg Adjusted EBITDA and Sub Holdco Adjusted EBITDA.

(3)	Reflects the portion of the expenses incurred relating to our equity compensation plans, defined benefit retirement plan and other postretirement benefits that are excludable under the definitions of Intelsat Luxembourg Adjusted EBITDA and Sub Holdco Adjusted EBITDA.

(4)	Reflects expenses incurred in connection with the monitoring fee agreements to provide certain monitoring, advisory and consulting services to Intelsat Luxembourg and its subsidiaries.

(5)	Represents gain incurred under the equity method of accounting.

(6)	Represents a first quarter 2009 non-cash impairment charge recorded to write-down our intangible assets determined to have indefinite useful lives in accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other, a first quarter 2010 write-off of our IS-4 satellite, which was deemed to be unrecoverable due to an anomaly, including a write-off of the related deferred performance incentive obligations, and a second quarter 2010 impairment charge related to Galaxy 15.

(7)	Represents the changes in the fair value of the undesignated interest rate swaps as well as the difference between the amount of floating rate interest we receive and the amount of fixed rate interest we pay and the change in the fair value of our put option embedded derivative related to the 2009 Sub Holdco Notes, which are recognized in operating income.

(8)	Represents the gain on the sale of our shares of Viasat, Inc. common stock during the six months ended June 30, 2010.

(9)	Reflects certain non-recurring gains and losses and non-cash items, including costs associated with the migration of our jurisdiction of organization from Bermuda to Luxembourg, expense for services on the Galaxy 13/Horizons-1 and Horizons-2 satellites and non-cash income related to the recognition of deferred revenue on a straight-line basis of certain prepaid capacity contracts, which are excluded under the definitions of Intelsat Luxembourg Adjusted EBITDA and Sub Holdco Adjusted EBITDA.

(10)	Represents satellite performance incentive interest expense required to be excluded from interest expense for the calculation of Intelsat Luxembourg Adjusted EBITDA, but permitted to be included as part of interest expense for the calculation of Sub Holdco Adjusted EBITDA.

(11)	This measure is reported publicly by our subsidiary, Intelsat Corp, which is not a subsidiary of Intelsat Sub Holdco.

(12)	Reflects expenses of Intelsat Luxembourg and other holding companies not consolidated under Intelsat Sub Holdco.

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

Backlog

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog is our expected future revenue under customer contracts, and includes both cancelable and non-cancelable contracts, although 96% of our backlog as of June 30, 2010 related to contracts that either were non-cancelable or were cancelable subject to substantial termination fees. In certain cases of breach for non-payment or customer bankruptcy, we may not be able to recover the full value of certain contracts or termination fees. Our backlog also includes our pro rata share of backlog of our joint venture investments. Our backlog was approximately $9.5 billion and $9.4 billion as of March 31, 2010 and June 30, 2010, respectively. This backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

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

Payments for satellites and other property and equipment during the six months ended June 30, 2010 were $437.5 million, which included $33.5 million of payments made by New Dawn. We have eight satellites in development, including our Intelsat New Dawn satellite, with one additional launch planned in 2010. We successfully launched IS-16 in the first quarter of 2010.

We expect our 2010 total capital expenditures to remain within a range of approximately $825 million to $900 million. Our annual capital expenditures for fiscal years 2011 and 2012 are expected to remain at a range of approximately $800 million to $875 million and $450 million to $525 million, respectively. We intend to fund our capital expenditure requirements through cash on hand, cash provided from operating activities and, if necessary, borrowings under the revolving facilities of our senior secured credit facilities.

Disclosures about Market Risk

See Item 3—Quantitative and Qualitative Disclosures About Market Risk.

Off-Balance Sheet Arrangements

On August 1, 2005, Intelsat Corp formed a second satellite joint investment with JSAT to build and launch a Ku-band satellite, Horizons–2. The Horizons-2 satellite was launched in December 2007 and placed into service in February 2008. Our investment is being accounted for using the equity method of accounting. The total future joint investment in Horizons-2 is expected to be $113.5 million as of June 30, 2010, of which each of the joint venture partners is required to fund their 50% share. Our share of the results of Horizons-2 is included in other income, net in the accompanying condensed consolidated statements of operations and was income of $0.2 million for each of the six months ended June 30, 2009 and 2010. As of December 31, 2009 and June 30, 2010, the investment balance of $75.3 million and $73.1 million, respectively, was included within other assets in the accompanying condensed consolidated balance sheets.

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $6.1 million during each of the six months ended June 30, 2009 and 2010. We have entered into a security and pledge agreement with a third-party lender and, pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee. We recorded a liability of $12.2 million within accrued liabilities as of December 31, 2009 and June 30, 2010, and a liability of $48.8 million and $42.7 million within other long-term liabilities as of December 31, 2009 and June 30, 2010, respectively, in the accompanying condensed consolidated balance sheets.

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

Historically, we have entered into contracts with customers to deliver multiple services such as tracking, telemetry and control (“TT&C”), satellite capacity and equipment. These elements usually have separate delivery dates. Under the previous guidance, in certain situations we deferred the revenue of all deliverables until the undelivered item had been provided because we were unable to demonstrate vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) for the undelivered items, primarily capacity. The arrangements with multiple deliverables are not common and are non-standard; therefore, they do not constitute a significant portion of the contracts entered into during a given year.

ASU 2009-13 amends ASC Subtopic 605-25 to eliminate the requirement that all undelivered elements must have VSOE or TPE before an entity can recognize the portion that is attributable to items already delivered. In the absence of VSOE or TPE of the stand-alone selling price for one or more delivered or undelivered elements in the arrangement, entities will be required to make a best estimate of the selling prices of those elements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted.

We elected to early adopt ASU 2009-13 on a prospective basis, effective for the first quarter of 2010. The adoption of ASU 2009-13 did not have a material impact on our condensed consolidated statements of operations for the three and six months ended June 30, 2010 and is not expected to significantly impact future periods.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates and foreign currencies. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. In addition, with respect to our interest rate swaps as described below, we are exposed to counterparty credit risk, which we seek to minimize through credit support agreements and the review and monitoring of all counterparties. We do not purchase or hold any derivative financial instruments for speculative purposes. On March 15, 2010, our interest rate basis swap with an aggregate notional principal amount of $312.5 million matured. On March 14, 2010, our five-year interest rate swap to hedge interest expense on a notional amount of $625.0 million (originally $1.25 billion of debt, and reduced under the original terms of the swap agreement) expired. During the six months ended June 30, 2010, there were no other material changes to our market risk sensitive instruments and positions as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and timely reported as provided in SEC rules and forms. We periodically review the design and effectiveness of our disclosure controls and procedures worldwide, including compliance with various laws and regulations that apply to our operations. We make modifications to improve the design and effectiveness of our disclosure controls and procedures, and may take other corrective action, if our reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2010. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 4, 2010, James Rubin resigned as a member of our Board of Directors, effective immediately. On August 5, 2010, Denis Villafranca was appointed to our Board of Directors as Mr. Rubin’s replacement. Mr. Villafranca is associated with BC Partners Limited. Funds and investment vehicles advised or controlled by BC Partners Limited (the “BC Funds”) hold more than 70% in the aggregate of the outstanding equity of Intelsat Global. As set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, the BC Funds, or their associates or affiliates, are parties to a monitoring fee agreement with Intelsat Luxembourg, pursuant to which such parties are entitled to receive an annual fee for providing certain monitoring, advisory and consulting services. In addition, affiliates or associates of the BC Funds own approximately $90.9 million principal amount of Intelsat Luxembourg’s 11 1/4% Senior Notes due 2017.

Item 6.	Exhibits

Exhibit No.	Document Description
4.1	Supplemental Indenture for the 7 5/8% Senior Notes due 2012 and the 6 1/2% Senior Notes due 2013, dated April 22, 2010, between Intelsat S.A. and The Bank of New York Mellon, as Trustee. (incorporated by reference to Exhibit 4.1 of Intelsat S.A.’s Current report on Form 8-K, File No. 000-50262, filed on April 22, 2010).

10.1	Amended and Restated Lease Agreement, dated June 18, 2010, between the Government of the United States, as Lessor, and Intelsat Global Service Corporation, as Lessee. *

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT S.A.

Date: August 10, 2010	By	/s/ DAVID MCGLADE
David McGlade
Deputy Chairman and Chief Executive Officer

INTELSAT S.A.

Date: August 10, 2010	By	/s/ MICHAEL MCDONNELL
Michael McDonnell
Executive Vice President and Chief Financial Officer