Form 10-Q
period 2010-09-30
INTELSAT S.A.
filed 2010-11-08
CIK 1156871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 1, 2010, 5,000,000 common shares, par value $1.00 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTELSAT S.A.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31, 2009	As of September 30, 2010
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$477,571	$651,224
Receivables, net of allowance of $20,517 in 2009 and $18,934 in 2010	294,539	277,439
Deferred income taxes	50,643	30,854
Prepaid expenses and other current assets	33,561	56,411

Total current assets	856,314	1,015,928
Satellites and other property and equipment, net	5,781,955	5,908,022
Goodwill	6,780,827	6,780,827
Non-amortizable intangible assets	2,458,100	2,458,100
Amortizable intangible assets, net	978,599	880,888
Other assets	487,140	512,404

Total assets	$17,342,935	$17,556,169

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$157,519	$213,168
Employee related liabilities	48,882	30,856
Accrued interest payable	369,376	273,988
Current portion of long-term debt	97,689	92,498
Deferred satellite performance incentives	18,683	15,500
Deferred revenue	53,671	64,633
Other current liabilities	68,823	67,328

Total current liabilities	814,643	757,971
Long-term debt, net of current portion	15,223,010	15,860,493
Deferred satellite performance incentives, net of current portion	128,774	118,440
Deferred revenue, net of current portion	254,636	333,658
Deferred income taxes	548,719	486,419
Accrued retirement benefits	239,873	236,878
Other long-term liabilities	335,159	339,985
Redeemable noncontrolling interest	8,884	17,487
Commitments and contingencies (Note 12)
Shareholder’s deficit:
Ordinary shares, $1.00 par value, 100,000,000 shares authorized and 5,000,000 shares issued and outstanding at December 31, 2009 and September 30, 2010	5,000	5,000
Paid-in capital	1,520,616	1,523,396
Accumulated deficit	(1,667,998)	(2,060,026)
Accumulated other comprehensive loss	(68,381)	(65,431)

Total Intelsat S.A. shareholder’s deficit	(210,763)	(597,061)
Noncontrolling interest	—	1,899

Total liabilities and shareholder’s deficit	$17,342,935	$17,556,169

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010
Revenue	$617,888	$644,256	$1,892,219	$1,900,683
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	86,772	104,732	297,576	302,620
Selling, general and administrative	56,339	46,009	172,975	144,589
Depreciation and amortization	199,991	198,993	611,079	596,989
Impairment of asset value	—	—	499,100	110,625
(Gains) losses on derivative financial instruments	38,820	19,950	(5,303)	90,592

Total operating expenses	381,922	369,684	1,575,427	1,245,415

Income from operations	235,966	274,572	316,792	655,268
Interest expense, net	337,504	345,531	1,027,837	1,035,018
Loss on early extinguishment of debt	(103)	(75,805)	(14,979)	(75,805)
Other income, net	3,381	3,600	9,579	7,943

Loss before income taxes	(98,260)	(143,164)	(716,445)	(447,612)
Benefit from income taxes	(3,476)	(35,811)	(31,327)	(54,919)

Net loss	(94,784)	(107,353)	(685,118)	(392,693)
Net loss attributable to noncontrolling interest	508	953	456	3,029

Net loss attributable to Intelsat S.A.	$(94,276)	$(106,400)	$(684,662)	$(389,664)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010
Cash flows from operating activities:
Net loss	$(685,118)	$(392,693)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	611,079	596,989
Impairment of asset value	499,100	110,625
Provision for doubtful accounts	5,696	4,120
Foreign currency transaction gain	(4,804)	(1,419)
Loss on disposal of assets	2,561	343
Share-based and other compensation expense	24,037	(4,645)
Deferred income taxes	(55,295)	(49,656)
Amortization of discount, premium, issuance costs and other non-cash items	93,226	72,584
Interest paid-in-kind	226,956	203,715
Loss on early extinguishment of debt	14,496	73,247
Share in gain of unconsolidated affiliates	(388)	(377)
Gain on sale of investment	—	(1,261)
Unrealized (gains) losses on derivative financial instruments	(64,478)	43,257
Other non-cash items	162	2,602
Changes in operating assets and liabilities:
Receivables	(19,789)	11,477
Prepaid expenses and other assets	17,952	(61,397)
Accounts payable and accrued liabilities	(124,784)	(36,788)
Deferred revenue	26,226	89,984
Accrued retirement benefits	3,372	(2,995)
Other long-term liabilities	(20,905)	(36,692)

Net cash provided by operating activities	549,302	621,020

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(456,035)	(683,349)
Proceeds from sale of other property and equipment	686	—
Proceeds from sale of investment	—	28,594
Capital contributions to unconsolidated affiliates	(12,210)	(12,209)
Other investing activities	5,437	9,585

Net cash used in investing activities	(462,122)	(657,379)

Cash flows from financing activities:
Repayments of long-term debt	(424,184)	(745,589)
Repayment of loan proceeds received from Intelsat Holdings	(34,000)	—
Proceeds from issuance of long-term debt	429,195	1,023,465
Debt issuance costs	(7,331)	(32,063)
Payment of premium on early retirement of debt	—	(44,118)
Capital contribution from parent	—	18,000
Noncontrolling interest in New Dawn	—	1,035
Principal payments on deferred satellite performance incentives	(19,569)	(11,946)
Principal payments on capital lease obligations	(1,763)	(191)

Net cash provided by (used in) financing activities	(57,652)	208,593

Effect of exchange rate changes on cash and cash equivalents	4,804	1,419

Net change in cash and cash equivalents	34,332	173,653
Cash and cash equivalents, beginning of period	470,211	477,571

Cash and cash equivalents, end of period	$504,543	$651,224

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$803,269	$767,790
Income taxes paid	43,279	31,997
Supplemental disclosure of non-cash investing activities:
Accrued capital expenditures	$60,108	$122,661

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2010

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

September 30, 2010

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

We elected to early adopt ASU 2009-13 on a prospective basis, effective for the first quarter of 2010. The adoption of ASU 2009-13 did not have a material impact on our condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and is not expected to significantly impact future periods.

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

September 30, 2010

The following tables present assets and liabilities measured and recorded at fair value in our condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy (in thousands), excluding long-term debt (see Note 8—Long-Term Debt):

		Fair Value Measurements at December 31, 2009
Description	As of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities (1)	$34,303	$34,303	$—	$—
Undesignated interest rate swaps	15,662	—	15,662	—

Total assets	$49,965	$34,303	$15,662	$—

Liabilities
Undesignated interest rate swaps	$115,512	$—	$115,512	$—
Embedded derivative	14,600	—	—	14,600
Redeemable noncontrolling interest (2)	8,884	—	—	8,884

Total liabilities	$138,996	$—	$115,512	$23,484

		Fair Value Measurements at September 30, 2010
Description	As of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities (1)	$5,702	$5,702	$—	$—

Total assets	$5,702	$5,702	$—	$—

Liabilities
Undesignated interest rate swaps	$172,456	$—	$172,456	$—
Redeemable noncontrolling interest (2)	17,487	—	—	17,487

Total liabilities	$189,943	$—	$172,456	$17,487

(1)	The cost basis of our available-for-sale marketable securities was $34.0 million at December 31, 2009 and $6.3 million at September 30, 2010. We sold marketable securities with a cost basis of $27.7 million during the nine months ended September 30, 2010 and recorded a gain on the sale of $1.3 million which was included within other income, net in our condensed consolidated statement of operations.

(2)	Redeemable noncontrolling interest is classified as mezzanine equity in the accompanying condensed consolidated balance sheets.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2010

The following tables present the activity for those items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC 820 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Redeemable Noncontrolling Interest	Embedded Derivative	Total
Balance at December 31, 2008	$4,500	$—	$4,500
Purchases, issuances and settlements	—	36,040	36,040
Mark to market valuation adjustment	4,754	(21,440)	(16,686)
Net loss attributable to noncontrolling interest	(370)	—	(370)

Balance at December 31, 2009	$8,884	$14,600	$23,484

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Redeemable Noncontrolling Interest	Embedded Derivative	Total
Balance at December 31, 2009	$8,884	$14,600	$23,484
Contributions	610	—	610
Mark to market valuation adjustment	7,916	(4,120)	3,796
Net loss attributable to noncontrolling interest	(806)	—	(806)

Balance at March 31, 2010	16,604	10,480	27,084

Contributions	421	—	421
Mark to market valuation adjustment	1,268	1,301	2,569
Net loss attributable to noncontrolling interest	(1,226)	—	(1,226)

Balance at June 30, 2010	17,067	11,781	28,848

Contributions	4	—	4
Mark to market valuation adjustment	1,391	(11,781)	(10,390)
Net loss attributable to noncontrolling interest	(975)	—	(975)

Balance at September 30, 2010	$17,487	$—	$17,487

In accordance with the FASB ASC 480, Distinguishing Liabilities from Equity, regarding the classification and measurement of redeemable securities, we mark to market the fair value of the noncontrolling interest in our joint venture investment in New Dawn Satellite Company, Ltd. (“New Dawn”), at each reporting period. We performed a fair value analysis of the noncontrolling interest related to our 74.9% indirect ownership interest in New Dawn as of September 30, 2010, and this resulted in an increase in the noncontrolling interest of $10.6 million during the nine months ended September 30, 2010.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, such items are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as if there is evidence of impairment.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2010

The following table presents assets measured and recorded on a nonrecurring basis at fair value in our condensed consolidated balance sheets and their level within the fair value hierarchy (in thousands):

Description	Carrying Value As of September 30, 2010	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Losses
Long lived asset held and used	$34,200	$35,000	$104,100

The fair value measurement of this long-lived asset was considered by us to be within Level 3 of the fair value hierarchy as the most significant inputs were derived utilizing our internally prepared budgets and forecast information, which we believe a market participant would use in pricing such an asset. The estimated fair value was determined based on a probability weighted discounted cash flow analysis and was discounted at an appropriate weighted average cost of capital. During the second quarter of 2010, this long-lived asset was written down to a fair value of $35.0 million from its carrying value of $139.1 million, and continues to be depreciated. In accordance with the FASB ASC Topic 360, Property, Plant and Equipment (“FASB ASC 360”), regarding the impairment or disposal of long-lived assets, we recorded an impairment charge of $104.1 million, which was included in our condensed consolidated statements of operations for the nine months ended September 30, 2010 (see Note 5—Satellites and Other Property and Equipment).

Note 3    Share-Based and Other Compensation Plans

We maintain a variety of equity-based awards issued under the amended and restated Intelsat Global, Ltd. 2008 Share Incentive Plan (the “2008 Incentive Plan”), which was adopted by the board of directors of Intelsat Global on May 6, 2009. The 2008 Incentive Plan provides for a variety of equity-based awards with respect to Class A common shares of Intelsat Global (the “Class A Shares”) and Class B common shares of Intelsat Global (the “Class B Shares”), including non-qualified share options, incentive share options (within the meaning of Section 422 of the United States Internal Revenue Service Tax Code), restricted share awards, restricted share unit awards, share appreciation rights, phantom share awards and performance-based awards.

During the nine months ended September 30, 2010, Intelsat Global entered into share-based compensation arrangements (“SCAs”) permitting the purchase of 6,000 Class A shares on terms substantially similar to previous such grants. During the nine months ended September 30, 2010, Intelsat Global also cancelled 10,289 Class A rollover options and repurchased 5,075 Class A restricted shares and 8,624 vested Class B Shares. We recorded compensation expense of $18.8 million during the nine months ended September 30, 2009, and a credit to compensation expense of $4.6 million during the nine months ended September 30, 2010, related to our equity-based awards.

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

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2010

The defined benefit retirement plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. We expect that our future contributions to the defined benefit retirement plan will be based on the minimum funding requirements of the Internal Revenue Code and on the plan’s funded status. Recent market conditions have resulted in an unusually high degree of volatility and increased risks related to the short-term liquidity of certain investments held by our defined benefit retirement plan, which could impact the value of the plan assets after the date of these condensed consolidated financial statements. Additionally, any significant decline in the fair value of our defined benefit retirement plan assets or other adverse changes to the significant assumptions used to determine the plan’s funded status would negatively impact its funded status and could result in increased funding in future periods. The impact on the funded status as of October 1, the plan’s annual measurement date, is determined based upon market conditions in effect when we completed our annual valuation. During the nine months ended September 30, 2010, we made a contribution to the defined benefit retirement plan of $7.2 million. In October 2010, we made an additional non-cash contribution of approximately $2.2 million to the defined benefit retirement plan, whereby a credit was applied for this amount related to the defined benefit retirement plan’s funding standard carryover balance. We do not anticipate that we will make any additional contributions to the defined benefit retirement plan during the remainder of 2010. We fund the postretirement medical benefits throughout the year based on benefits paid. We anticipate that our contributions to fund postretirement medical benefits in 2010 will be approximately $4.0 million.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Healthcare Reform Act”), was signed into law in March 2010. The Healthcare Reform Act codifies health care reforms with staggered effective dates from 2010 to 2018 with many provisions in the Healthcare Reform Act requiring the issuance of additional guidance from various governmental agencies. We assessed the future impact of several of the Healthcare Reform Act’s provisions on our other postretirement benefit liability and determined that as of September 30, 2010, the impact to our condensed consolidated balance sheets and condensed consolidated statements of operations would be immaterial. Given the complexity of the Healthcare Reform Act, the extended time period over which the reforms will be implemented, and the unknown impact of future regulatory guidance, further financial impact to our other postretirement benefit liability and related future expense may occur.

Included in accumulated other comprehensive loss at September 30, 2010 is $103.2 million ($64.5 million, net of tax) that has not yet been recognized in net periodic pension cost, which includes the amortization of unrecognized prior service credits and unrecognized actuarial losses.

Net periodic pension benefit costs included the following components (in thousands):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010
Service cost	$694	$726	$2,081	$2,179
Interest cost	5,176	5,221	15,529	15,661
Expected return on plan assets	(5,143)	(4,855)	(15,429)	(14,566)
Amortization of unrecognized prior service cost	(43)	(43)	(129)	(129)
Amortization of unrecognized net loss	—	910	—	2,731

Net periodic costs	$684	$1,959	$2,052	$5,876

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2010

Net periodic other postretirement benefit costs included the following components (in thousands):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010
Service cost	$195	$138	$586	$414
Interest cost	1,202	1,232	3,607	3,696

Total costs	$1,397	$1,370	$4,193	$4,110

(b) Other Retirement Plans

We maintain two defined contribution retirement plans, qualified under the provisions of Section 401(k) of the Internal Revenue Code, for our employees in the United States. We recognized compensation expense for these plans of $6.7 million and $4.6 million during the nine months ended September 30, 2009 and 2010, respectively. We also maintain other defined contribution retirement plans in several non-U.S. jurisdictions, but such plans are not material to our financial position or results of operations.

Note 5    Satellites and Other Property and Equipment

(a) Satellites and Other Property and Equipment, Net

Satellites and other property and equipment, net were comprised of the following (in thousands):

	As of December 31, 2009	As of September 30, 2010
Satellites and launch vehicles	$6,384,964	$6,904,690
Information systems and ground segment	377,237	416,037
Buildings and other	273,518	279,465

Total cost	7,035,719	7,600,192
Less: accumulated depreciation	(1,253,764)	(1,692,170)

Total	$5,781,955	$5,908,022

Satellites and other property and equipment are stated at cost, with the exception of satellites that have been impaired, as discussed below. Satellites and other property and equipment acquired as part of an acquisition are based on their fair value at the date of acquisition.

Satellites and other property and equipment, net included construction-in-progress of $1.1 billion and $1.3 billion as of December 31, 2009 and September 30, 2010, respectively. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $52.9 million and $69.8 million were capitalized during the nine months ended September 30, 2009 and 2010, respectively.

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

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2010

(b) Satellite Launch

On February 12, 2010, we successfully launched our IS-16 satellite into orbit. This satellite operates at 58º west longitude and primarily serves a direct-to-home customer operating in Latin America. This satellite entered into service in March 2010.

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

On April 5, 2010, our Galaxy 15 satellite experienced an anomaly. We transitioned all media traffic on this satellite to our Galaxy 12 satellite, which was our designated in-orbit spare satellite for the North America region. Galaxy 15 is a Star-2 satellite manufactured by Orbital Sciences Corporation (“Orbital”). Along with the manufacturer, we are conducting a technical investigation with respect to this anomaly. As of September 30, 2010, a final conclusion had not been reached as to the most likely cause of the anomaly. All recovery attempts thus far have been unsuccessful, and the likelihood that future attempts will be successful is uncertain. Furthermore, because we have been unable to communicate with the satellite since the anomaly, the exact health of Galaxy 15 is unknown and therefore there can be no assurance that the satellite can return to its pre-anomaly role in our satellite fleet should it be recovered.

In accordance with our policy and the guidance provided for under FASB ASC Topic 360, Property, Plant and Equipment, we review our long-lived assets for impairment whenever events and circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. The recoverability of an asset or asset group held and used is measured by a comparison of the carrying amount of the asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. When a satellite experiences an anomaly or other health related issues, we believe the lowest level of identifiable cash flows exists at the individual satellite level. Accordingly, in the second quarter of 2010, we performed an impairment review of our Galaxy 15 satellite and recorded a non-cash impairment charge of $104.1 million to write down the Galaxy 15 satellite to its estimated fair value following the anomaly. The estimated fair value of Galaxy 15 was determined by us based on a probability-weighted cash flow analysis derived primarily using our internally prepared budgets and forecast information including estimates of the potential revenue generating capacity of the satellite, if recovered, discounted at an appropriate weighted average cost of capital. Our analysis included an estimate of the likelihood of recovery of the satellite, based in part on discussions with Orbital and input from our engineers. In the event that remaining attempts to recover the Galaxy 15 satellite are unsuccessful, we may be required to take additional charges for impairment, including the possible full impairment of the remaining carrying value of the satellite, which was $34.2 million at September 30, 2010. All attempts to recover this satellite are currently expected to be completed within the next several months.

Note 6    Investments

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). Subsequent to the issuance of the accounting pronouncement, SFAS No. 167 was incorporated into the Codification under FASB ASC Topic 810,

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2010

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

(a) WildBlue Communications, Inc.

Prior to December 15, 2009, we had a noncontrolling ownership interest of approximately 28% in WildBlue, a company offering broadband Internet access services in the continental United States via Ka-band satellite capacity. We accounted for our investment using the equity method of accounting. On December 15, 2009, we sold our ownership interest in WildBlue to Viasat Inc. through a non-cash transaction whereby we exchanged our interest in WildBlue for shares of Viasat Inc. common stock. During the first quarter of 2010, we sold all of our shares of Viasat Inc. common stock for $28.6 million, and recorded a $1.3 million gain on the sale within our condensed consolidated statement of operations during the nine months ended September 30, 2010.

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

In accordance with the guidance provided under FASB ASC 810, we are required to reassess the primary beneficiary determination of Horizons Holdings on a recurring basis, as well as consider more qualitative factors when considering the primary beneficiary. Upon inception of the joint venture, we originally concluded that we were not the primary beneficiary of the joint venture and therefore did not consolidate Horizons Holdings. The assessment considered both quantitative and qualitative factors surrounding the joint venture, including which entity was more exposed to risk of loss or gain as well as other factors such as whether one partner of the joint venture had more voting power or other control of the joint venture. Horizons Holdings is set up with a joint 50/50 share of management authority as well as an equal share of the profits and revenues from Horizons-1 and Horizons-2. Therefore the equal share of quantitative and qualitative rights from the joint venture alone was not

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2010

persuasive in defining a primary beneficiary. However, JSAT guarantees the payment of the debt at Horizons Holdings which was incurred to finance the construction of the Horizons-2 satellite. As a result, it was determined that we were not the primary beneficiary and would not consolidate Horizons Holdings. Rather, our investment is accounted for using the equity method of accounting. Subsequent to inception, and considering the guidance in FASB ASC 810, there have been no events or revisions to the joint venture which would change our primary beneficiary determination. As of September 30, 2010, we continue to believe that we are not the primary beneficiary of the VIE and therefore we have not consolidated Horizons Holdings.

Horizons-1 owns and operates the Ku-band portion of the Horizons-1 satellite in the fixed satellite services sector, offering service to customers in the Asia-Pacific region. Through our investment in Horizons Holdings, we have an indirect 50% ownership interest in Horizons-1, an investment which is accounted for under the equity method of accounting. Our share of the results of Horizons-1 is included in other income, net in the accompanying condensed consolidated statements of operations and was income of $0.1 million during each of the nine months ended September 30, 2009 and 2010. The investment balance of $12.6 million and $10.4 million as of December 31, 2009 and September 30, 2010, respectively, was included within other assets in the accompanying condensed consolidated balance sheets.

During each of the nine months ended September 30, 2009 and 2010, we recorded expenses of $2.8 million in relation to the utilization of Ku-band satellite capacity from Horizons-1. Additionally, we provide TT&C and administrative services for the Horizons-1 satellite. We recorded revenue for these services of $0.5 million during each of the nine months ended September 30, 2009 and 2010.

We also have a revenue share agreement with JSAT related to services sold on the Horizons-1 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. The payable due to JSAT was $1.8 million as of December 31, 2009 and September 30, 2010.

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

The total future joint investment obligation in Horizons-2 is estimated to be $100.7 million as of September 30, 2010, of which each of the joint venture partners is required to fund their 50% share. Our share of the results of Horizons-2 is included in other income, net in the accompanying condensed consolidated statements of operations and was income of $0.3 million and $0.2 million during the nine months ended September 30, 2009 and 2010, respectively. As of December 31, 2009 and September 30, 2010, the investment balance of $75.3 million and $71.8 million, respectively, was included within other assets in the accompanying condensed consolidated balance sheets.

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $12.2 million during each of the nine months ended September 30, 2009 and 2010. We have entered into a security and pledge agreement with a third-party lender and, pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee. We recorded a

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2010

liability of $12.2 million within accrued liabilities as of December 31, 2009 and September 30, 2010, and a liability of $48.8 million and $36.6 million within other long-term liabilities as of December 31, 2009 and September 30, 2010, respectively, in the accompanying condensed consolidated balance sheets.

We provide TT&C and administrative services for the Horizons-2 satellite. We recorded revenue for these services of $0.6 million during each of the nine months ended September 30, 2009 and 2010. During the nine months ended September 30, 2009 and 2010, we recorded expenses of $5.3 million and $5.1 million, respectively, in relation to the utilization of satellite capacity for the Horizons-2 satellite.

We also have a revenue share agreement with JSAT related to services sold on the Horizons-2 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. The amount payable to JSAT was $1.8 million and $1.7 million as of December 31, 2009 and September 30, 2010, respectively.

(c) New Dawn

In June 2008, we entered into a project and shareholders’ agreement (the “New Dawn Project Agreement”) with Convergence SPV, Ltd. (“Convergence Partners”) pursuant to which New Dawn, a Mauritius company in which we have a 74.9% indirect ownership interest and Convergence Partners has a 25.1% noncontrolling ownership interest, intends to procure and launch a new satellite to provide satellite transponder services to customers in Africa. We currently expect the satellite to be launched during the first half of 2011.

New Dawn entered into a secured loan financing arrangement, which is non-recourse to New Dawn’s shareholders, including us and our wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions, on December 5, 2008 to obtain $215.0 million of financing to fund a portion of the cost of construction and launch of the new satellite (see Note 8—Long-Term Debt). In addition, we and Convergence Partners have agreed to make certain capital contributions to New Dawn in proportion to our respective ownership interests in New Dawn to fund a portion of these costs. Total equity contributions to New Dawn during the nine months ended September 30, 2010 were $4.1 million, of which $3.1 million were attributable to us with the remaining $1.0 million contributed by Convergence Partners. New Dawn and its subsidiaries are unrestricted subsidiaries for purposes of applicable indentures and credit agreements of ours and our wholly-owned subsidiaries.

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

Convergence Partners has at its option the ability to require us to buy its ownership interest at fair value subsequent to the operations of New Dawn’s assets for a period as defined in the New Dawn Project Agreement. As a result of this option, as of each balance sheet date, we have reflected within mezzanine equity the estimated amount that we would pay to Convergence Partners as if the option was exercised. This amount reflects the fair value analysis we performed at September 30, 2010, which resulted in a $10.6 million increase in the fair value during the nine months ended September 30, 2010. The $10.6 million change in fair value is shown as a

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2010

reduction in our paid-in capital at September 30, 2010. We have assessed the significance of the Level 3 inputs to the overall valuation and have concluded that the valuation in its entirety is classified in Level 3 of the fair value hierarchy (see Note 2—Fair Value Measurements).

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

Note 7    Goodwill and Other Intangible Assets

The carrying amounts of goodwill and acquired intangible assets not subject to amortization consist of the following (in thousands):

	As of December 31, 2009	As of September 30, 2010
Goodwill	$6,780,827	$6,780,827
Trade name	70,400	70,400
Orbital locations	2,387,700	2,387,700

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

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2010

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

We account for goodwill and other non-amortizable intangible assets in accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other (“FASB ASC 350”), and have deemed these assets to have indefinite lives. Therefore, these assets are not amortized but are tested on an annual basis for impairment during the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. During the nine months ended September 30, 2009, we recognized a non-cash impairment charge of $499.1 million related to the impairment of our rights to operate at orbital locations resulting from an increase in the discount rate used in our valuation process. There was no similar impairment charge recognized during the nine months ended September 30, 2010.

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consist of the following (in thousands):

	As of December 31, 2009			As of September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$743,760	$(270,905)	$472,855	$743,760	$(350,068)	$393,692
Customer relationships	534,030	(28,366)	505,664	534,030	(46,854)	487,176
Technology	2,700	(2,620)	80	2,700	(2,680)	20

Total	$1,280,490	$(301,891)	$978,599	$1,280,490	$(399,602)	$880,888

Intangible assets are amortized based on the expected pattern of consumption. We recorded amortization expense of $109.4 million and $97.7 million for the nine months ended September 30, 2009 and 2010, respectively.

In the first quarter of 2009, the FASB revised FASB ASC 350 to provide additional guidance for determining the useful life of intangible assets. The revised guidance provides that we are required to disclose on an interim and annual basis our policy related to the renewal or extension of the term of our intangible assets. Our policy is to expense all costs incurred to renew or extend the terms of our intangible assets. The renewal expenses for each of the three and nine months ended September 30, 2009 and 2010 were immaterial to our condensed consolidated results of operations.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2010

Note 8    Long-Term Debt

The carrying values and fair values of our notes payable and long-term debt were as follows (in thousands):

	As of December 31, 2009		As of September 30, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Intelsat S.A.:
6.5% Senior Notes due November 2013	$353,550	$328,802	$353,550	$350,474
Unamortized discount on 6.5% Senior Notes	(92,653)	—	(78,697)	—
7.625% Senior Notes due April 2012	485,841	478,553	485,841	504,060
Unamortized discount on 7.625% Senior Notes	(71,932)	—	(51,207)	—

Total Intelsat S.A. obligations	674,806	807,355	709,487	854,534

Intelsat Luxembourg:
11.25% Senior Notes due February 2017	2,805,000	2,812,013	2,805,000	3,001,350
11.5% / 12.5% Senior PIK Election Notes due February 2017	2,149,991	2,106,991	2,427,138	2,627,377

Total Intelsat Luxembourg obligations	4,954,991	4,919,004	5,232,138	5,628,727

Intelsat Jackson:
11.25% Senior Notes due June 2016	1,048,220	1,132,078	1,048,220	1,137,319
Unamortized premium on 11.25% Senior Notes	5,619	—	5,154	—
11.5% Senior Notes due June 2016	284,595	306,651	284,595	308,786
9.5% Senior Notes due June 2016	701,913	751,047	701,913	747,537
9.25% Senior Notes due June 2016	55,035	55,794	55,035	58,821
Senior Unsecured Credit Facilities due February 2014	195,152	176,515	195,152	182,389
New Senior Unsecured Credit Facilities due February 2014	810,876	733,437	810,876	757,845
8.5% Senior Notes due November 2019	500,000	513,750	500,000	542,500
Unamortized discount on 8.5% Senior Notes	(4,119)	—	(3,916)	—
7.25% Senior Notes due October 2020	—	—	1,000,000	1,005,000

Total Intelsat Jackson obligations	3,597,291	3,669,272	4,597,029	4,740,197

Intermediate Holdco:
9.25% Senior Discount Notes due February 2015	4,516	4,640	4,545	4,704
9.5% Senior Discount Notes due February 2015	477,385	490,513	481,020	497,856

Total Intermediate Holdco obligations	481,901	495,153	485,565	502,560

Intelsat Sub Holdco:
8.5% Senior Notes due January 2013	883,346	901,013	883,346	892,179
8.875% Senior Notes due January 2015	681,012	703,145	681,012	703,145
Senior Secured Credit Facilities due July 2013	334,408	317,420	331,822	319,479
8.875% Senior Notes due January 2015, Series B	400,000	413,000	400,000	413,000
Unamortized discount on 8.875% Senior Notes	(73,759)	—	(65,873)	—
Capital lease obligations	191	191	—	—
7% Note payable to Lockheed Martin Corporation	5,000	5,000	—	—

Total Intelsat Sub Holdco obligations	2,230,198	2,339,769	2,230,307	2,327,803

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2010

	As of December 31, 2009		As of September 30, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
New Dawn:
Senior Secured Debt Facility	72,652	72,652	82,648	82,648
Mezzanine Facility Term Loan	42,137	42,137	60,926	60,926

New Dawn obligations	114,789	114,789	143,574	143,574

Intelsat Corp:
Senior Secured Credit Facilities due January 2014	1,733,391	1,630,427	1,719,989	1,653,597
Unamortized discount on Senior Secured Credit Facilities	(10,785)	—	(8,982)	—
Senior Secured Credit Facilities due July 2012	204,648	195,644	151,261	148,433
9.25% Senior Notes due August 2014	658,119	676,217	111,833	115,188
9.25% Senior Notes due June 2016	580,719	599,592	580,719	618,466
6.875% Senior Secured Debentures due January 2028	125,000	104,688	71	85
Unamortized discount on 6.875% Senior Secured Debentures	(24,369)	—	—	—

Total Intelsat Corp obligations	3,266,723	3,206,568	2,554,891	2,535,769

Total Intelsat S.A. consolidated long-term debt	15,320,699	$15,551,910	15,952,991	$16,733,164

Less:
Current portion of capital lease obligations	191		—
Current portion of long-term debt	97,498		92,498

Total current portion	97,689		92,498

Total consolidated long-term debt, excluding current portion	$15,223,010		$15,860,493

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

New Dawn Credit Facilities

On December 5, 2008, New Dawn entered into a $215.0 million secured financing arrangement that consists of a senior and mezzanine term loan facilities. The credit facilities are non-recourse to New Dawn’s shareholders, including us and our wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions. During the nine months ended September 30, 2010, New Dawn drew $23.5 million under this facility to fund future capital expenditures. The senior facility provides for a commitment of up to $125.0 million. The interest rate on term loans under the senior facility is the aggregate of the London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin between 3.0% and 4.0% and certain costs, if incurred. The mezzanine facility provides for a commitment of up to $90.0 million. The interest rate on term loans under the mezzanine facility is the

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2010

aggregate of LIBOR plus an applicable margin between 5.3% and 6.3% and certain costs, if incurred. New Dawn is required to pay a commitment fee at a rate per annum of 1/2% on any unused commitments under the credit facilities. During the nine months ended September 30, 2010, New Dawn incurred satellite related capital expenditures of $36.5 million.

Senior Secured Revolving Credit Facilities

No amounts were outstanding under our revolving credit facilities as of September 30, 2010; however, we had aggregate outstanding letters of credit of $31.8 million under the revolver portion of Intelsat Sub Holdco’s senior secured credit facilities and $1.7 million under the revolver portion of Intelsat Corp’s senior secured credit facilities. Intelsat Sub Holdco and Intelsat Corp had $239.0 million (net of standby letters of credit) and $152.5 million (net of standby letters of credit), respectively, of availability remaining under their senior secured credit facilities at that date. The ability of Intelsat Sub Holdco to borrow under its revolving credit facility is subject to compliance by its indirect parent, Intelsat S.A., with a senior secured debt covenant included in the indenture governing Intelsat S.A.’s senior notes (as in effect on July 3, 2006, the date on which the Intelsat Sub Holdco credit agreement was executed). As a result, under certain circumstances, Intelsat Sub Holdco may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Corp has certain amounts outstanding under its revolving credit facility.

2010 Debt Transactions

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

On September 30, 2010, Intelsat Jackson completed an offering of $1.0 billion aggregate principal amount of 7 1/4% Senior Notes due 2020 (the “2020 Jackson Notes”). The majority of the net proceeds from the 2020 Jackson Notes were transferred to Intelsat Jackson’s indirect subsidiary, Intelsat Corp. The funds transferred were used by Intelsat Corp to repurchase $546.3 million of its outstanding 9 1/4% Senior Notes due 2014 (the “2014 Corp Notes”) for $571.7 million and $124.9 million of its outstanding 6 7/8% Senior Secured Debentures due 2028 (the “2028 Corp Notes”) for $151.7 million, pursuant to cash tender offers (the “Tender Offers”). In connection with the Tender Offers, Intelsat Corp received the consent of the holders of the 2014 Corp Notes and the 2028 Corp Notes to amend the indentures governing these notes, among other things, to eliminate substantially all of the restrictive covenants, certain events of default and certain other provisions contained in the indentures.

On October 1, 2010, $34.1 million of the net proceeds from the 2020 Intelsat Jackson Notes were transferred to Intelsat Sub Holdco. Intelsat Sub Holdco used the funds to repurchase and cancel $33.0 million of its outstanding 8 1/2% Senior Notes due 2013 via an open market purchase transaction.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2010

After giving effect to the Tender Offers and the repurchase of the Intelsat Sub Holdco notes, approximately $227.8 million of the proceeds from the 2020 Jackson Notes remained available for general corporate purposes, which could include the repayment, redemption, retirement or repurchase in the open market of other indebtedness of Intelsat S.A. or its subsidiaries.

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

As of September 30, 2010, we held interest rate swaps with an aggregate notional amount of $2.3 billion which mature in 2013. These swaps were entered into as further described below to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities, but have not been designated as hedges for accounting purposes. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest. Certain of the interest rate swap agreements had options permitting us to terminate the underlying interest rate swaps on March 14, 2011, prior to the stated maturity date of March 14, 2013. On July 23, 2010, we received $31.8 million in cash from our counterparties to the respective interest rate swap agreements in return for the cancellation of our options to terminate the underlying interest rate swaps on March 14, 2011.

Additionally, at September 30, 2010, New Dawn had two floating to fixed interest rate swaps to hedge future interest payments on loans under New Dawn’s senior and mezzanine term loan facilities. The first interest rate swap has varying notional amounts maturing on July 7, 2011. We receive an interest rate of three-month LIBOR and pay a fixed coupon of 1.55%. Interest payments for each quarterly period are deferred until the maturity date and all the accrued interest will be paid at maturity. The second interest rate swap matures on July 7, 2014, with a notional amount of $65.5 million for mezzanine loans and varying notional amounts for underlying senior loans. We receive an interest rate of three-month LIBOR and pay a fixed coupon of 3.72%. Both of these swaps were undesignated as hedges for accounting purposes.

On March 15, 2010, our interest rate swap with an aggregate notional principal amount of $312.5 million matured. On March 14, 2010, our five-year interest rate swap to hedge interest expense on a notional amount of $625.0 million (originally $1.25 billion of debt, and reduced under the original terms of the swap agreement) expired.

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

The swaps are marked-to-market quarterly with any change in fair value recorded within (gains) losses on derivative financial instruments in our condensed consolidated statements of operations. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2010

counterparty’s nonperformance risk in the fair value measurements of our derivatives. The fair value measurement of derivatives could result in either a net asset or a net liability position for us. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting arrangements as applicable and necessary. When the swaps are in a net liability position for us, the credit valuation adjustments are calculated by determining the total expected exposure of the derivatives, incorporating the current and potential future exposures and then applying an applicable credit spread to the exposure. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. The inputs utilized for our own credit spread are based on implied spreads from traded levels of our debt. Accordingly, during the nine months ended September 30, 2010, we recorded a non-cash credit valuation adjustment of approximately $9.2 million as a reduction to our liability.

As of December 31, 2009 and September 30, 2010, $11.2 million and $6.3 million was included in other current liabilities, respectively, and $88.6 million and $166.2 million was included in other long-term liabilities, respectively, within our condensed consolidated balance sheets related to the interest rate swaps.

Put Option Embedded Derivative Instrument

We have a contingent put option embedded within Intelsat Sub Holdco’s 8 7/8% Senior Notes due 2015, Series B, which meets the criteria under FASB ASC Topic 815, Derivatives and Hedging (“FASB ASC 815”), to be bifurcated from the debt host instrument and classified as a derivative instrument. We estimated the fair value of the embedded derivative on the issuance date and we subsequently revalue the derivative at the end of each reporting period, recognizing any change in fair value through earnings. We use a standard valuation technique whereby the critical assumptions and underlyings include the debt maturity date, issue price, coupon rate, change of control put price, and the estimated date of a change in control. Based on our fair value analysis, the put-option embedded derivative was deemed to have no fair market value at September 30, 2010 as a result of the increase in fair value of the related debt instrument beyond the level at which the derivative is likely to be exercised. Therefore, $14.6 million of non-cash gain was recorded in (gains) losses on derivative financial instruments within our condensed consolidated statements of operations during the nine months ended September 30, 2010.

In accordance with disclosure requirements provided under FASB ASC 815, we include the following tabular presentation, which sets forth the fair value of our derivatives by category (in thousands):

		Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010
Undesignated interest rate swaps (a)	Other long-term liabilities	$15,662	$—	$104,263	$166,200
Undesignated interest rate swaps	Other current liabilities	—	—	11,249	6,256
Put option embedded derivative	Other long-term liabilities	—	—	14,600	—

Total derivatives		$15,662	$—	$130,112	$172,456

(a)	The value of undesignated interest rate swaps on our condensed consolidated balance sheet at December 31, 2009 is net of $15.7 million, which represents the fair value of options permitting us to terminate certain swaps. The fair value of these options is classified as an asset derivative in the table above. In the third quarter of 2010, these options were cancelled, as discussed above. As of September 30, 2010, there are no asset derivatives included within our condensed consolidated balance sheets.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2010

The following tabular presentation sets forth the effect of the derivative instruments on the condensed consolidated statements of operations (in thousands):

Derivatives not designated as hedging instruments	Presentation in Statements of Operations	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010
Undesignated interest rate swaps	Losses on derivative financial instruments	$41,833	$31,731	$19,029	$105,192
Put option embedded derivative	Gains on derivative financial instruments	(3,013)	(11,781)	(24,332)	(14,600)

Total (gains) losses on derivative financial instruments		$38,820	$19,950	$(5,303)	$90,592

Note 10    Income Taxes

The majority of our operations are located in taxable jurisdictions, including Luxembourg, the United States and the United Kingdom. Our Luxembourg companies generated a loss for the nine months ended September 30, 2010. Due to our cumulative losses in recent years, and the inherent uncertainty associated with the realization of future income in the near term, we recorded a full valuation allowance against the net operating losses generated in Luxembourg. The difference between tax expense (benefit) reported in the condensed consolidated statements of operations and tax computed at statutory rates is attributable to the valuation allowance on losses generated in Luxembourg, the provision for foreign taxes, which were principally in the United States and the United Kingdom, as well as withholding taxes on revenue earned in many of the foreign markets in which we operate.

As of December 31, 2009 and September 30, 2010, our gross unrecognized tax benefits were $86.9 million and $67.7 million, respectively (including interest and penalties), of which $68.1 million and $44.0 million, respectively, if recognized, would affect our effective tax rate. As of December 31, 2009 and September 30, 2010, we had recorded reserves for interest and penalties in the amount of $5.2 million and $5.0 million, respectively. We continue to recognize interest and, to the extent applicable, penalties with respect to the unrecognized tax benefits as income tax expense. Since December 31, 2009, the change in the balance of unrecognized tax benefits consisted of an increase of $4.0 million related to current period tax positions, a decrease of $20.7 million related to prior period tax positions, an increase related to prior period positions of $3.3 million, and a decrease of $5.8 million related to the expiration of certain statutes of limitations.

During 2009, we recorded additional liabilities related to withholding taxes of $13.6 million in accordance with FASB ASC Topic 740, Income Taxes. During the third quarter of 2010, we received assessments with respect to this liability and it is reasonably possible that we will receive additional assessments for the remaining liability within the next twelve months. It is our intention to appeal these assessments.

We operate in various taxable jurisdictions throughout the world and our tax returns are subject to audit and review from time to time. We consider Luxembourg, the United States and the United Kingdom to be our significant tax jurisdictions. Our Luxembourg, U.S. and U.K. subsidiaries are subject to income tax examination for periods beginning after December 31, 2003. During the third quarter of 2010, the United States Internal Revenue Service closed an audit of Intelsat Holding Corporation and its subsidiaries for the years ended December 31, 2005 and 2006. None of the proposed adjustments have a material impact on our results of operations, financial position or cash flows.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2010

Within the next twelve months, we believe that there are no jurisdictions in which the outcome of unresolved tax issues or claims is likely to be material to our results of operations, financial position or cash flows.

Prior to August 20, 2004, our subsidiary, Intelsat Corp, joined with The DIRECTV Group and General Motors Corporation in filing a consolidated U.S. federal income tax return. In April 2004, Intelsat Corp entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among Intelsat Corp and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify Intelsat Corp for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from Intelsat Corp regarding any liability for the federal or consolidated state or local income taxes of General Motors Corporation and The DIRECTV Group, except those income taxes Intelsat Corp is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corp for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on, or prior to, the day of the closing of the PanAmSat recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, Intelsat Corp’s tax exposure after indemnification related to these periods is capped at $15.0 million, of which $4.0 million has been paid to date. The tax separation agreement with The DIRECTV Group is effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates. As of December 31, 2009 and September 30, 2010, we had a tax indemnification receivable of $2.3 million.

Note 11    Restructuring Costs

Our restructuring costs include our historical facilities restructuring plans and management-approved restructuring plans to consolidate and integrate the management and operations of Intelsat and PanAmSat subsequent to consummation of the PanAmSat Acquisition Transactions.

We approved a facilities restructuring plan subsequent to the consummation of the PanAmSat Acquisition Transactions, which included the closure of PanAmSat’s former corporate headquarters in Wilton, Connecticut, as well as two other locations in the United States. These costs relate primarily to payments due on existing lease obligations that are expected to be incurred and paid through 2011. PanAmSat also had recorded liabilities in connection with its 2002 approval of a plan to restructure several of its United States locations and close certain facilities, some of which are currently being leased through 2011. The facilities restructuring liability was $2.9 million and $1.5 million as of December 31, 2009 and September 30, 2010, respectively, the current portion of which is included in accounts payable and accrued liabilities. We made cash payments of $1.2 million during the nine months ended September 30, 2010 in connection with the facilities restructuring plan and we expect to pay $1.5 million within the next 12 months. No additional charges related to the facilities restructuring plan are expected to be incurred.

Note 12    Contingencies

(a) Litigation and Claims

We are subject to litigation in the ordinary course of business. Management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2010

(b) LCO Protection

Most of the customer service commitments entered into prior to our privatization were transferred to us pursuant to novation agreements. Certain of these agreements contain provisions, including provisions for lifeline connectivity obligation (“LCO”) protection, which constrain our ability to price services in some circumstances. Our LCO contracts require us to provide customers with the right to renew their service commitments covered by LCO contracts at prices no higher than the prices charged for those services on the privatization date. Under some circumstances, we may also be required by an LCO contract to reduce the price for a service commitment covered by the contract. LCO protection may continue until July 18, 2013. As of September 30, 2010, we had approximately $122.9 million of backlog covered by LCO contracts and to date we have not been required to reduce prices for our LCO-protected service commitments. There can be no assurance that we will not be required to reduce prices in the future under our LCO commitments.

(c) Launch Service Providers

One of our launch service providers, Sea Launch Company L.L.C. (“Sea Launch”), with which we have contracted for the future launch of one satellite, and have options for the launch of four additional satellites, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in June 2009. As of September 30, 2010, we had approximately $43 million outstanding of payments made to Sea Launch relating to satellite launches that Sea Launch is still required to provide us. In July 2010, the applicable bankruptcy court approved Sea Launch’s reorganization plan and Sea Launch emerged from Chapter 11 proceedings on October 27, 2010.

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

The geographic distribution of our revenue was as follows:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010
North America	45%	46%
Europe	17%	16%
Africa and Middle East	18%	17%
Latin America and Caribbean	13%	14%
Asia Pacific	7%	7%

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2010

Approximately 4% of our revenue was derived from our largest customer during each of the three months ended September 30, 2009 and 2010. Our ten largest customers accounted for approximately 21% of our revenue for each of the three months ended September 30, 2009 and 2010.

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010
North America	46%	46%
Europe	17%	16%
Africa and Middle East	17%	18%
Latin America and Caribbean	12%	13%
Asia Pacific	8%	7%

Approximately 4% of our revenue was derived from our largest customer during each of the nine months ended September 30, 2009 and 2010. Our ten largest customers accounted for approximately 20% and 21% of our revenue for each of the nine months ended September 30, 2009 and 2010, respectively.

Our revenues were derived from the following services, with Off-Network and Other Revenues shown separately from On-Network Revenues (in thousands, except percentages):

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2010		Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2010
On-Network Revenues
Transponder services	$453,578	73%	$466,565	72%	$1,350,109	71%	$1,374,357	72%
Managed services	83,489	14%	76,737	12%	251,872	13%	241,857	13%
Channel	33,092	5%	29,985	5%	101,354	5%	91,821	5%

Total on-network revenues	570,159	92%	573,287	89%	1,703,335	89%	1,708,035	90%
Off-Network and Other Revenues
Transponder, MSS and other off-network services	37,502	6%	60,521	9%	116,302	7%	163,373	9%
Satellite-related services	10,227	2%	10,448	2%	72,582	4%	29,275	1%

Total off-network and other revenues	47,729	8%	70,969	11%	188,884	11%	192,648	10%

Total	$617,888	100%	$644,256	100%	$1,892,219	100%	$1,900,683	100%

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

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2010

(b) Monitoring Fee Agreements and Transaction Fees

Intelsat Luxembourg, our direct wholly-owned subsidiary, has a monitoring fee agreement dated February 4, 2008 (the “2008 MFA”) with BC Partners Limited and Silver Lake Management Company III, L.L.C. (together, the “2008 MFA parties”), pursuant to which the 2008 MFA parties provide certain monitoring, advisory and consulting services to Intelsat Luxembourg. We recorded expense for services associated with the 2008 MFA of $17.4 million and $18.5 million during the nine months ended September 30, 2009 and 2010, respectively.

(c) Ownership by Management

Certain directors, officers and key employees of Intelsat Global and its subsidiaries hold restricted shares, options and SCAs of Intelsat Global (see Note 3—Share-based and Other Compensation Plans). In the aggregate, these shares and arrangements outstanding as of September 30, 2010 provided for the issuance of approximately 12.8% of the voting equity of Intelsat Global on a fully diluted basis.

(d) Sponsor Investments

In October 2010, an entity associated with funds and investment vehicles advised or controlled by BC Partners sold to a non-affiliate $90.9 million principal amount of the Intelsat Luxembourg 11 1/4% Senior Notes due 2017 that it had purchased in 2008.

(e) Horizons

We have a 50% ownership interest in Horizons-1 and Horizons-2 as a result of a joint venture with JSAT (see Note 6—Investments).

(f) New Dawn

We have a 74.9% ownership interest in New Dawn as a result of a project and shareholders’ agreement with Convergence Partners (see Note 6—Investments).

(g) WP Com

We have a 49% ownership interest in WP Com as a result of a joint venture with Corporativo (see Note 6—Investments).

(h) Receivable from Parent

We had a receivable from Intelsat Global as of December 31, 2009 and September 30, 2010 of $3.3 million and $4.8 million, respectively.

Note 15    Supplemental Consolidating Financial Information

In connection with the acquisition of Intelsat S.A. by Intelsat Holdings in January 2005, and related amalgamations, Intelsat Sub Holdco issued $2.6 billion aggregate principal amount of debt (the “2005 Acquisition Finance Notes”), the majority of which was tendered and repurchased in change of control offers in September 2008. The 2005 Acquisition Finance Notes were fully and unconditionally guaranteed, jointly and severally, by Intelsat S.A., Intelsat Luxembourg, Intelsat Jackson, Intermediate Holdco, our indirect wholly-owned subsidiary, and certain wholly-owned subsidiaries of Intelsat Sub Holdco (the “Subsidiary Guarantors”).

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2010

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

In connection with the PanAmSat Acquisition Transactions, Intelsat Luxembourg issued $1.33 billion of 11 1/4% Senior Notes due 2016 (the “July 2006 Notes”). The July 2006 Notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat S.A. The July 2006 Notes are not guaranteed by any of Intelsat Luxembourg’s direct or indirect subsidiaries.

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

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,694	$526	$160,249	$614	$158,790	$97,283	$324,351	$(97,283)	$651,224
Receivables, net of allowance	4,752	—	1	—	172,539	172,509	100,147	(172,509)	277,439
Deferred income taxes	—	—	—	—	1,852	1,852	29,002	(1,852)	30,854
Prepaid expenses and other current assets	941	6,217	23	4	30,062	29,824	19,787	(30,447)	56,411
Intercompany receivables	—	9,300	—	—	414,452	11,154,462	240,583	(11,818,797)	—

Total current assets	12,387	16,043	160,273	618	777,695	11,455,930	713,870	(12,120,888)	1,015,928
Satellites and other property and equipment, net	—	—	—	—	3,373,913	3,373,395	2,535,249	(3,374,535)	5,908,022
Goodwill	—	—	—	—	3,434,165	—	3,346,662	—	6,780,827
Non-amortizable intangible assets	—	—	—	—	1,805,130	—	652,970	—	2,458,100
Amortizable intangible assets, net	—	—	—	—	433,916	—	446,972	—	880,888
Investment in affiliates	571,306	5,808,209	10,509,212	7,098,708	(36,084)	(28,696)	83,180	(23,922,655)	83,180
Other assets	13,027	116,455	40,619	3,214	169,070	146,262	86,839	(146,262)	429,224

Total assets	$596,720	$5,940,707	$10,710,104	$7,102,540	$9,957,805	$14,946,891	$7,865,742	$(39,564,340)	$17,556,169

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,058	$184	$535	$—	$122,824	$121,509	$120,046	$(122,132)	$244,024
Accrued interest payable	26,657	77,538	91,589	7,686	38,906	369	31,612	(369)	273,988
Current portion of long-term debt	—	—	—	—	3,448	—	89,050	—	92,498
Deferred satellite performance incentives	—	—	—	—	4,277	4,277	11,223	(4,277)	15,500
Other current liabilities	—	—	1,207	—	74,920	74,512	55,834	(74,512)	131,961
Intercompany payables	451,213	—	160,092	53,030	—	—	—	(664,335)	—

Total current liabilities	478,928	77,722	253,423	60,716	244,375	200,667	307,765	(865,625)	757,971
Long-term debt, net of current portion	709,487	5,232,138	4,597,029	485,565	2,226,859	—	2,609,415	—	15,860,493
Deferred satellite performance incentives, net of current portion	—	—	—	—	20,499	20,499	97,941	(20,499)	118,440
Deferred revenue, net of current portion	—	—	—	—	258,463	258,463	75,195	(258,463)	333,658
Deferred income taxes	—	—	—	—	—	—	486,419	—	486,419
Accrued retirement benefits	—	—	—	—	73,515	73,515	163,363	(73,515)	236,878
Other long-term liabilities	—	58,568	51,443	—	35,386	17,792	192,262	(15,466)	339,985
Redeemable noncontrolling interest	—	—	—	—	—	—	17,487	—	17,487
Shareholder’s equity (deficit):
Ordinary shares	5,000	669,036	4,959,000	3,602,000	484,000	200	70	(9,714,306)	5,000
Other shareholder’s equity (deficit)	(596,695)	(96,757)	849,209	2,954,259	6,614,708	14,375,755	3,915,825	(28,616,466)	(600,162)

Total liabilities and shareholder’s equity	$596,720	$5,940,707	$10,710,104	$7,102,540	$9,957,805	$14,946,891	$7,865,742	$(39,564,340)	$17,556,169

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

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$—	$—	$394,140	$394,140	$417,521	$(561,545)	$644,256

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	—	87,801	405,573	184,324	(572,966)	104,732
Selling, general and administrative	1,023	6,487	197	17	6,915	5,587	31,382	(5,599)	46,009
Depreciation and amortization	—	—	—	—	112,320	93,394	86,653	(93,374)	198,993
Impairment of asset value	—	—	—	—	—	—	—	—	—
Losses (gains) on derivative financial instruments	—	—	8,576	—	(8,625)	—	19,999	—	19,950

Total operating expenses	1,023	6,487	8,773	17	198,411	504,554	322,358	(671,939)	369,684

Income (loss) from operations	(1,023)	(6,487)	(8,773)	(17)	195,729	(110,414)	95,163	110,394	274,572
Interest expense, net	31,209	152,404	79,020	11,902	28,734	(11)	42,262	11	345,531
Loss on early extinguishment of debt	—	—	—	—	—	—	(75,805)	—	(75,805)
Subsidiary income (loss)	(74,241)	86,265	174,058	183,589	9,398	12,307	—	(391,376)	—
Other income, net	—	—	—	—	878	848	2,722	(848)	3,600

Income (loss) before income taxes	(106,473)	(72,626)	86,265	171,670	177,271	(97,248)	(20,182)	(281,841)	(143,164)
Provision for (benefit from) income taxes	—	—	—	—	(6,317)	413	(29,400)	(507)	(35,811)

Net income (loss)	(106,473)	(72,626)	86,265	171,670	183,588	(97,661)	9,218	(281,334)	(107,353)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	953	—	953

Net income (loss) attributable to Intelsat, S.A.	$(106,473)	$(72,626)	$86,265	$171,670	$183,588	$(97,661)	$10,171	$(281,334)	$(106,400)

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

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$—	$—	$1,167,859	$1,167,859	$1,221,877	$(1,656,912)	$1,900,683

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	—	256,046	1,194,929	532,640	(1,680,995)	302,620
Selling, general and administrative	3,081	18,938	353	52	27,574	23,435	94,603	(23,447)	144,589
Depreciation and amortization	—	—	—	—	332,238	275,275	264,723	(275,247)	596,989
Impairment of asset value	—	—	—	—	—	—	110,625	—	110,625
Losses (gains) on derivative financial instruments	—	—	36,950	—	(1,813)	—	55,455	—	90,592

Total operating expenses	3,081	18,938	37,303	52	614,045	1,493,639	1,058,046	(1,979,689)	1,245,415

Income (loss) from operations	(3,081)	(18,938)	(37,303)	(52)	553,814	(325,780)	163,831	322,777	655,268
Interest expense, net	91,991	458,041	234,731	35,602	83,073	274	131,580	(274)	1,035,018
Loss on early extinguishment of debt	—	—	—	—	—	—	(75,805)	—	(75,805)
Subsidiary income (loss)	(329,667)	134,535	355,912	370,677	4,171	13,145	—	(548,773)	—
Other income, net	—	—	1	—	3,930	3,925	4,012	(3,925)	7,943

Income (loss) before income taxes	(424,739)	(342,444)	83,879	335,023	478,842	(308,984)	(39,542)	(229,647)	(447,612)
Provision for (benefit from) income taxes	(37,985)	(14,090)	(50,656)	(3,746)	108,166	8,287	(56,514)	(8,381)	(54,919)

Net income (loss)	(386,754)	(328,354)	134,535	338,769	370,676	(317,271)	16,972	(221,266)	(392,693)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	3,029	—	3,029

Net income (loss) attributable to Intelsat, S.A.	$(386,754)	$(328,354)	$134,535	$338,769	$370,676	$(317,271)	$20,001	$(221,266)	$(389,664)

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

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Cash flows from operating activities:	$(37,073)	$(340,120)	$(131,351)	$(22,587)	$754,013	$240,953	$356,167	$(198,982)	$621,020

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	—	—	(430,085)	(344,148)	(299,939)	390,823	(683,349)
Proceeds from sale of other property and equipment	—	—	—	—	46,656	46,656	—	(93,312)	—
Proceeds from sale of investment	—	—	—	—	28,594	28,594	—	(28,594)	28,594
Repayment from (disbursements for) intercompany loans	(433)	—	—	—	(211,830)	56,135	—	156,128	—
Capital contribution to unconsolidated affiliates	—	—	—	—	—	—	(12,209)	—	(12,209)
Investment in subsidiaries	(6,500)	—	(834,000)	—	(2,667)	—	—	843,167	—
Dividend from affiliates	3,000	161,781	231,955	255,014	—	—	—	(651,750)	—
Other investing activities	—	—	—	—	—	—	9,585	—	9,585

Net cash provided by (used in) investing activities	(3,933)	161,781	(602,045)	255,014	(569,332)	(212,763)	(302,563)	616,462	(657,379)

Cash flows from financing activities:
Repayments of long-term debt	—	—	—	—	(7,586)	(5,000)	(738,003)	5,000	(745,589)
Proceeds from issuance of long-term debt	—	—	1,000,000	—	—	—	23,461	4	1,023,465
Proceeds from (repayment of) intercompany borrowing	23,253	167,235	38,011	100	12,010	(27,984)	(16,769)	(195,856)	—
Debt issuance costs	(15,370)	(1,485)	15,208	—	—	—	—	(30,416)	(32,063)
Payment of premium on early retirement of debt	—	—	—	—	—	—	(44,118)	—	(44,118)
Principal payments on deferred satellite performance incentives	—	—	—	—	(2,399)	(2,399)	(9,547)	2,399	(11,946)
Principal payments on capital lease obligations	—	—	—	—	—	—	(191)	—	(191)
Capital contribution from parent	18,000	—	—	—	—	—	843,167	(843,167)	18,000
Dividends to shareholders	—	(3,000)	(161,781)	(231,955)	(255,014)	—	—	651,750	—
Noncontrolling interest in New Dawn	—	—	—	—	—	—	1,035	—	1,035

Net cash provided by (used in) financing activities	25,883	162,750	891,438	(231,855)	(252,989)	(35,383)	59,035	(410,286)	208,593

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1	(512)	(516)	1,931	515	1,419

Net change in cash and cash equivalents	(15,123)	(15,589)	158,042	573	(68,820)	(7,709)	114,570	7,709	173,653
Cash and cash equivalents, beginning of period	21,817	16,115	2,207	41	227,610	104,992	209,781	(104,992)	477,571

Cash and cash equivalents, end of period	$6,694	$526	$160,249	$614	$158,790	$97,283	$324,351	$(97,283)	$651,224

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

September 30, 2010

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

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,694	$526	$319,039	$158,790	$324,965	$(158,790)	$651,224
Receivables, net of allowance	4,752	—	172,539	172,539	100,148	(172,539)	277,439
Deferred income taxes	—	—	1,852	1,852	29,002	(1,852)	30,854
Prepaid expenses and other current assets	941	6,217	30,085	30,062	19,790	(30,684)	56,411
Intercompany receivables	—	9,300	254,362	414,452	187,553	(865,667)	—

Total current assets	12,387	16,043	777,877	777,695	661,458	(1,229,532)	1,015,928
Satellites and other property and equipment, net	—	—	3,373,913	3,373,913	2,535,250	(3,375,054)	5,908,022
Goodwill	—	—	3,434,165	3,434,165	3,346,662	(3,434,165)	6,780,827
Non-amortizable intangible assets	—	—	1,805,130	1,805,130	652,970	(1,805,130)	2,458,100
Amortizable intangible assets, net	—	—	433,916	433,916	446,972	(433,916)	880,888
Investment in affiliates	571,306	5,808,209	3,374,417	(36,084)	83,180	(9,717,848)	83,180
Other assets	13,027	116,455	209,689	169,070	90,053	(169,070)	429,224

Total assets	$596,720	$5,940,707	$13,409,107	$9,957,805	$7,816,545	$(20,164,715)	$17,556,169

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,058	$184	$123,360	$122,824	$120,046	$(123,448)	$244,024
Accrued interest payable	26,657	77,538	130,495	38,906	39,298	(38,906)	273,988
Current portion of long-term debt	—	—	3,448	3,448	89,050	(3,448)	92,498
Deferred satellite performance incentives	—	—	4,277	4,277	11,223	(4,277)	15,500
Other current liabilities	—	—	76,127	74,920	55,834	(74,920)	131,961
Intercompany payables	451,213	—	—	—	—	(451,213)	—

Total current liabilities	478,928	77,722	337,707	244,375	315,451	(696,212)	757,971
Long-term debt, net of current portion	709,487	5,232,138	6,823,888	2,226,859	3,094,980	(2,226,859)	15,860,493
Deferred satellite performance incentives, net of current portion	—	—	20,499	20,499	97,941	(20,499)	118,440
Deferred revenue, net of current portion	—	—	258,463	258,463	75,195	(258,463)	333,658
Deferred income taxes	—	—	—	—	486,419	—	486,419
Accrued retirement benefits	—	—	73,515	73,515	163,363	(73,515)	236,878
Other long-term liabilities	—	58,568	86,826	35,386	192,263	(33,058)	339,985
Redeemable noncontrolling interest	—	—	—	—	17,487	—	17,487
Shareholder’s equity (deficit):
Ordinary shares	5,000	669,036	4,959,000	484,000	3,602,070	(9,714,106)	5,000
Other shareholder’s equity (deficit)	(596,695)	(96,757)	849,209	6,614,708	(228,624)	(7,142,003)	(600,162)

Total liabilities and shareholder’s equity	$596,720	$5,940,707	$13,409,107	$9,957,805	$7,816,545	$(20,164,715)	$17,556,169

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2009

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21,817	$16,115	$229,817	$227,610	$209,822	$(227,610)	$477,571
Receivables, net of allowance	3,282	—	180,019	180,019	111,238	(180,019)	294,539
Deferred income taxes	—	—	1,077	1,077	49,566	(1,077)	50,643
Prepaid expenses and other current assets	680	—	16,206	16,206	19,918	(19,449)	33,561
Intercompany receivables	—	—	431,894	638,361	55,123	(1,125,378)	—

Total current assets	25,779	16,115	859,013	1,063,273	445,667	(1,553,533)	856,314
Satellites and other property and equipment, net	—	—	3,220,658	3,220,658	2,559,435	(3,218,796)	5,781,955
Goodwill	—	—	3,434,165	3,434,165	3,346,662	(3,434,165)	6,780,827
Non-amortizable intangible assets	—	—	1,805,130	1,805,130	652,970	(1,805,130)	2,458,100
Amortizable intangible assets, net	—	—	490,684	490,684	487,915	(490,684)	978,599
Investment in affiliates	962,656	6,091,942	2,531,383	(32,832)	88,902	(9,553,149)	88,902
Other assets	—	124,926	283,619	255,663	96,170	(362,140)	398,238

Total assets	$988,435	$6,232,983	$12,624,652	$10,236,741	$7,677,721	$(20,417,597)	$17,342,935

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,196	$508	$83,686	$83,443	$123,254	$(86,686)	$206,401
Accrued interest payable	11,651	220,740	103,268	82,911	33,717	(82,911)	369,376
Current portion of long-term debt	—	—	8,448	8,448	89,241	(8,448)	97,689
Deferred satellite performance incentives	—	—	3,974	3,974	14,709	(3,974)	18,683
Other current liabilities	—	—	74,030	72,737	48,464	(72,737)	122,494
Intercompany payables	474,422	12,595	—	—	—	(487,017)	—

Total current liabilities	488,269	233,843	273,406	251,513	309,385	(741,773)	814,643
Long-term debt, net of current portion	674,806	4,954,990	5,818,851	2,221,559	3,774,363	(2,221,559)	15,223,010
Deferred satellite performance incentives, net of current portion	—	—	23,201	23,201	105,573	(23,201)	128,774
Deferred revenue, net of current portion	—	—	197,938	197,938	56,698	(197,938)	254,636
Deferred income taxes	37,985	14,090	50,656	—	552,465	(106,477)	548,719
Accrued retirement benefits	—	—	73,222	73,222	166,651	(73,222)	239,873
Other long-term liabilities	—	63,433	95,436	61,936	176,290	(61,936)	335,159
Redeemable noncontrolling interest	—	—	—	—	8,884	—	8,884
Shareholder’s equity:
Ordinary shares	5,000	669,036	4,959,000	484,000	3,602,070	(9,714,106)	5,000
Other shareholder’s equity	(217,625)	297,591	1,132,942	6,923,372	(1,074,658)	(7,277,385)	(215,763)

Total liabilities and shareholder’s equity	$988,435	$6,232,983	$12,624,652	$10,236,741	$7,677,721	$(20,417,597)	$17,342,935

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$394,140	$394,140	$417,521	$(561,545)	$644,256

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	87,801	87,801	184,324	(255,194)	104,732
Selling, general and administrative	1,023	6,487	7,112	6,915	31,399	(6,927)	46,009
Depreciation and amortization	—	—	112,320	112,320	86,653	(112,300)	198,993
Losses (gains) on derivative financial instruments	—	—	(49)	(8,625)	19,999	8,625	19,950

Total operating expenses	1,023	6,487	207,184	198,411	322,375	(365,796)	369,684

Income (loss) from operations	(1,023)	(6,487)	186,956	195,729	95,146	(195,749)	274,572
Interest expense, net	31,209	152,404	107,755	28,734	54,163	(28,734)	345,531
Loss on early extinguishment of debt	—	—	—	—	(75,805)	—	(75,805)
Subsidiary income (loss)	(74,241)	86,265	(131)	9,398	—	(21,291)	—
Other income, net	—	—	878	878	2,722	(878)	3,600

Income (loss) before income taxes	(106,473)	(72,626)	79,948	177,271	(32,100)	(189,184)	(143,164)
Provision for (benefit from) income taxes	—	—	(6,317)	(6,317)	(29,400)	6,223	(35,811)

Net income (loss)	(106,473)	(72,626)	86,265	183,588	(2,700)	(195,407)	(107,353)
Net loss attributable to noncontrolling interest	—	—	—	—	953	—	953

Net income (loss) attributable to Intelsat, S.A.	$(106,473)	$(72,626)	$86,265	$183,588	$(1,747)	$(195,407)	$(106,400)

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

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$1,167,859	$1,167,859	$1,221,877	$(1,656,912)	$1,900,683

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	256,046	256,046	532,640	(742,112)	302,620
Selling, general and administrative	3,081	18,938	27,927	27,574	94,655	(27,586)	144,589
Depreciation and amortization	—	—	332,238	332,238	264,723	(332,210)	596,989
Impairment of asset value	—	—	—	—	110,625	—	110,625
Losses (gains) on derivative financial instruments	—	—	35,137	(1,813)	55,455	1,813	90,592

Total operating expenses	3,081	18,938	651,348	614,045	1,058,098	(1,100,095)	1,245,415

Income (loss) from operations	(3,081)	(18,938)	516,511	553,814	163,779	(556,817)	655,268
Interest expense, net	91,991	458,041	317,804	83,073	167,182	(83,073)	1,035,018
Loss on early extinguishment of debt	—	—	—	—	(75,805)	—	(75,805)
Subsidiary income (loss)	(329,667)	134,535	(10,594)	4,171	—	201,555	—
Other income, net	—	—	3,932	3,929	4,012	(3,930)	7,943

Income (loss) before income taxes	(424,739)	(342,444)	192,045	478,841	(75,196)	(276,119)	(447,612)
Provision for (benefit from) income taxes	(37,985)	(14,090)	57,510	108,166	(60,260)	(108,260)	(54,919)

Net income (loss)	(386,754)	(328,354)	134,535	370,675	(14,936)	(167,859)	(392,693)
Net loss attributable to noncontrolling interest	—	—	—	—	3,029	—	3,029

Net income (loss) attributable to Intelsat, S.A.	$(386,754)	$(328,354)	$134,535	$370,675	$(11,907)	$(167,859)	$(389,664)

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

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Cash flows from operating activities:	$(37,073)	$(340,120)	$622,662	$754,013	$333,580	$(712,042)	$621,020

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	(430,085)	(430,085)	(299,939)	476,760	(683,349)
Proceeds from sale of other property and equipment	—	—	46,656	46,656	—	(93,312)	—
Proceeds from sale of investment	—	—	28,594	28,594	—	(28,594)	28,594
Disbursements for intercompany loans	(433)	—	(211,830)	(211,830)	—	424,093	—
Capital contribution to unconsolidated affiliates	—	—	—	—	(12,209)	—	(12,209)
Investment in subsidiaries	(6,500)	—	(836,667)	(2,667)	—	845,834	—
Dividend from affiliates	3,000	161,781	231,955	—	255,014	(651,750)	—
Other investing activities	—	—	—	—	9,585	—	9,585

Net cash provided by (used in) investing activities	(3,933)	161,781	(1,171,377)	(569,332)	(47,549)	973,031	(657,379)

Cash flows from financing activities:
Repayments of long-term debt	—	—	(7,586)	(7,586)	(738,003)	7,586	(745,589)
Proceeds from issuance of long-term debt	—	—	1,000,000	—	23,461	4	1,023,465
Proceeds from (repayment of) intercompany borrowing	23,253	167,235	50,021	12,010	(16,669)	(235,850)	—
Debt issuance costs	(15,370)	(1,485)	15,208	—	—	(30,416)	(32,063)
Payment of premium on early retirement of debt	—	—	—	—	(44,118)	—	(44,118)
Principal payments on deferred satellite performance incentives	—	—	(2,399)	(2,399)	(9,547)	2,399	(11,946)
Principal payments on capital lease obligations	—	—	—	—	(191)	—	(191)
Capital contribution from parent	18,000	—	—	—	843,167	(843,167)	18,000
Dividend to shareholders	—	(3,000)	(416,795)	(255,014)	(231,955)	906,764	—
Noncontrolling interest in New Dawn	—	—	—	—	1,035	—	1,035

Net cash provided by (used in) financing activities	25,883	162,750	638,449	(252,989)	(172,820)	(192,680)	208,593

Effect of exchange rate changes on cash	—	—	(512)	(512)	1,932	511	1,419

Net change in cash and cash equivalents	(15,123)	(15,589)	89,222	(68,820)	115,143	68,820	173,653
Cash and cash equivalents, beginning of period	21,817	16,115	229,817	227,610	209,822	(227,610)	477,571

Cash and cash equivalents, end of period	$6,694	$526	$319,039	$158,790	$324,965	$(158,790)	$651,224

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

Overview

We operate the world’s largest fixed satellite services (“FSS”) business, providing a critical layer in the global communications infrastructure. We provide our infrastructure services on a satellite fleet comprised of over 50 satellites covering 99% of the earth’s populated regions. Our satellite capacity is complemented by IntelsatONESM, our terrestrial network comprised of leased fiber optic cable and owned and operated teleports. We operate more satellite capacity in orbit, have more satellite capacity under contract, serve more commercial customers and deliver services in more countries than any other commercial satellite operator.

Results of Operations

Three Months Ended September 30, 2009 and 2010

The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010	Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
			Increase (Decrease)	Percentage Change
Revenue	$617,888	$644,256	$26,368	4%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	86,772	104,732	17,960	21
Selling, general and administrative	56,339	46,009	(10,330)	(18)
Depreciation and amortization	199,991	198,993	(998)	(0)
Losses on derivative financial instruments	38,820	19,950	(18,870)	(49)

Total operating expenses	381,922	369,684	(12,238)	(3)

Income from operations	235,966	274,572	38,606	16
Interest expense, net	337,504	345,531	8,027	2
Loss on early extinguishment of debt	(103)	(75,805)	(75,702)	NM
Other income, net	3,381	3,600	219	6

Loss before income taxes	(98,260)	(143,164)	(44,904)	46
Benefit from income taxes	(3,476)	(35,811)	(32,335)	NM

Net loss	(94,784)	(107,353)	(12,569)	13%
Net loss attributable to noncontrolling interest	508	953	445	88

Net loss attributable to Intelsat S.A.	$(94,276)	$(106,400)	$(12,124)	13%

Revenue

We earn revenue primarily by providing services over satellite transponder capacity to our customers. Our customers generally obtain satellite capacity from us by placing an order pursuant to one of several master customer service agreements. Our customer agreements also cover services that we procure from third parties and resell, which we refer to as off-network services. These services can include transponder services and other satellite-based transmission services sourced from other operators, often in frequencies not available on our network. Under the category Off-Network and Other Revenues, we also include revenues from consulting and other services as well as sales of customer premises equipment.

The following table sets forth our comparative revenue by service type, with Off-Network and Other Revenues shown separately from On-Network Revenues, for the periods shown (in thousands, except percentages):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$453,578	$466,565	$12,987	3%
Managed services	83,489	76,737	(6,752)	(8)
Channel	33,092	29,985	(3,107)	(9)

Total on-network revenues	570,159	573,287	3,128	—
Off-Network and Other Revenues
Transponder, MSS and other off-network services	37,502	60,521	23,019	61
Satellite-related services	10,227	10,448	221	2

Total off-network and other revenues	47,729	70,969	23,240	49

Total	$617,888	$644,256	$26,368	4%

Total revenue for the three months ended September 30, 2010 increased by $26.4 million, or 4%, as compared to the three months ended September 30, 2009. By service type, our revenues increased or decreased due to the following:

On-Network Revenues:

•

Transponder services—an aggregate increase of $13.0 million, due primarily to a net increase of $20.2 million in revenue resulting from favorable terms, new business and renewals from network services customers primarily in the Africa and Middle East and Latin America and Caribbean regions, as well as the migration of a customer from managed services to transponder services and growth in capacity sold by our Intelsat General business. These increases were partially offset by an aggregate decrease of $7.2 million in revenues related to the IS-4 satellite anomaly, which primarily affected the revenue from customers in the Europe and the Africa and Middle East regions, and the Galaxy 15 satellite anomaly, which primarily affected revenue from media customers in the North America region.

•	Managed services—an aggregate decrease of $6.7 million primarily due to the migration of a network services customer from managed services to transponder services.

•	Channel—an aggregate decrease of $3.1 million related to a continued decline from the migration of point-to-point satellite traffic to fiber optic cables, a trend which we expect will continue.

Off-Network and Other Revenues:

•

Transponder, MSS and other off-network services—an aggregate increase of $23.0 million, due primarily to a $13.5 million increase in revenues from transponder services and a $6.9 million increase in mobile satellite services (“MSS”) revenues from usage-based mobile services, both of which were sold by our Intelsat General business.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue increased by $18.0 million, or 21%, to $104.7 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The increase was primarily due to an increase of $17.4 million for purchases of off-network FSS and MSS capacity primarily related to increased transponder services sold by our Intelsat General business and an increase of $1.9 million in satellite-related insurance costs related to recently launched satellites, partially offset by a decrease of $2.0 million in cost of equipment primarily related to products sold by our Intelsat General business.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $10.3 million, or 18%, to $46.0 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The decrease was primarily due to a $5.0 million decrease in bad debt expense, $2.1 million in lower stock compensation costs associated with the amended and restated Intelsat Global, Ltd. 2008 Incentive Plan, and a decrease of $1.2 million in staff-related expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased by $1.0 million to $199.0 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. This decrease was primarily due to the following:

•

a decrease of $16.7 million in depreciation expense due to certain satellites becoming fully depreciated and the impairment of our IS-4 and Galaxy 15 satellites following the anomalies that occurred in 2010; and

•	a decrease of $3.8 million in amortization expense primarily due to changes in the expected pattern of consumption of amortizable intangible assets; partially offset by

•	an increase of $15.5 million in depreciation expense resulting from the impact of satellites placed into service during the second half of 2009 and the first quarter of 2010.

(Gains) Losses on Derivative Financial Instruments

Losses on derivative financial instruments were $19.9 million for the three months ended September 30, 2010 compared to $38.8 million for the three months ended September 30, 2009. For the three months ended September 30, 2010, the loss on derivative financial instruments related to a $31.7 million loss on our interest rate swaps, partially offset by an $11.8 million gain on our put option embedded derivative related to Intelsat Sub Holdco’s 8 7/8% Senior Notes due 2015, Series B (the “2009 Sub Holdco Notes”).

Interest Expense, Net

Interest expense, net consists of the gross interest expense we incur less the amount of interest we capitalize related to capital assets under construction and less interest income earned. As of September 30, 2010 we also held interest rate swaps with an aggregate notional amount of $2.3 billion to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities. The swaps have not been designated as hedges for accounting purposes. Interest expense, net increased by $8.0 million, or 2%, to $345.5 million for the three months ended September 30, 2010, as compared to $337.5 million for the three months ended September 30, 2009. The increase in interest expense, net was principally due to the following:

•

a net increase of $5.8 million in interest expense associated with interest paid-in-kind that was accreted into the principal of Intelsat Luxembourg’s 11 1/2%/12 1/2% Senior PIK Election Notes due 2017 (the

“2017 PIK Notes”) and the issuance of Intelsat Jackson’s 8 1/2% Senior Notes due 2019, the proceeds of which were primarily used to purchase and cancel $400 million of the 2017 PIK Notes in October 2009; partially offset by

•	a decrease of $4.0 million from higher capitalized interest expense due to an increase in the number of satellites under construction in 2010 as compared to 2009.

The non-cash portion of total interest expense, net was $81.3 million for the three months ended September 30, 2010 and included $57.4 million of payment-in-kind interest expense. The remaining non-cash interest expense was primarily associated with the amortization of deferred financing fees incurred as a result of new or refinanced debt and the amortization and accretion of discounts and premiums.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $75.8 million during the three months ended September 30, 2010 as compared to $0.1 million during the three months ended September 30, 2009. The 2010 loss was recognized in connection with the purchase by Intelsat Corporation (“Intelsat Corp”) of $546.3 million of its outstanding 9 1/4% Senior Notes due 2014 (the “2014 Corp Notes”) for $565.4 million (excluding accrued and unpaid interest of $6.3 million) and $124.9 million of its outstanding 6 7/8% Senior Secured Debentures due 2028 (the “2028 Corp Notes”) for $149.9 million (excluding accrued and unpaid interest of $1.8 million), pursuant to cash tender offers. The loss of $75.8 million was caused by a $46.7 million difference between the carrying value of the Intelsat Corp notes purchased and the total cash amount paid (including related fees), and a write-off of $29.1 million unamortized debt discounts and debt issuance costs.

Benefit from Income Taxes

Our benefit from income taxes was $35.8 million and $3.5 million during the three months ended September 30, 2010 and 2009, respectively. The difference was principally due to a reduction in unrecognized tax benefits of $26.5 million and to pre-tax losses in certain taxable jurisdictions, primarily related to the loss on early extinguishment of debt in the United States during the three months ended September 30, 2010.

Nine Months Ended September 30, 2009 and 2010

The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
			Increase (Decrease)	Percentage Change
Revenue	$1,892,219	$1,900,683	$8,464	0%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	297,576	302,620	5,044	2
Selling, general and administrative	172,975	144,589	(28,386)	(16)
Depreciation and amortization	611,079	596,989	(14,090)	(2)
Impairment of asset value	499,100	110,625	(388,475)	(78)
(Gains) losses on derivative financial instruments	(5,303)	90,592	95,895	NM

Total operating expenses	1,575,427	1,245,415	(330,012)	(21)

Income from operations	316,792	655,268	338,476	NM
Interest expense, net	1,027,837	1,035,018	7,181	1
Loss on early extinguishment of debt	(14,979)	(75,805)	(60,826)	NM
Other income, net	9,579	7,943	(1,636)	(17)

Loss before income taxes	(716,445)	(447,612)	268,833	(38)
Benefit from income taxes	(31,327)	(54,919)	(23,592)	75

Net loss	(685,118)	(392,693)	292,425	(43)%
Net loss attributable to noncontrolling interest	456	3,029	2,573	NM

Net loss attributable to Intelsat S.A.	$(684,662)	$(389,664)	$294,998	(43)%

Revenue

The following table sets forth our comparative revenue by service type, with Off-Network and Other Revenues shown separately from On-Network Revenues, for the periods shown (in thousands, except percentages):

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$1,350,109	$1,374,357	$24,248	2%
Managed services	251,872	241,857	(10,015)	(4)
Channel	101,354	91,821	(9,533)	(9)

Total on-network revenues	1,703,335	1,708,035	4,700	—
Off-Network and Other Revenues
Transponder, MSS and other off-network services	116,302	163,373	47,071	40
Satellite-related services	72,582	29,275	(43,307)	(60)

Total off-network and other revenues	188,884	192,648	3,764	2

Total	$1,892,219	$1,900,683	$8,464	—%

Total revenue for the nine months ended September 30, 2010 increased by $8.5 million, or 2%, as compared to the nine months ended September 30, 2009. Netted within this increase was a decline in satellite-related services revenues as a result of launch vehicle resales that occurred during the nine months ended September 30, 2009, with no similar resales in the nine months ended September 30, 2010. Excluding the launch vehicle resales, total revenue for the nine months ended September 30, 2010 would have increased by 3% as compared to the nine months ended September 30, 2009. By service type, our revenues increased or decreased due to the following:

On-Network Revenues:

•

Transponder services—an aggregate increase of $24.2 million, due primarily to a net increase of $42.3 million in revenues from network service customers resulting from strong renewals and new business derived from new satellite capacity entering service primarily in the Latin America and Caribbean and the Africa and Middle East regions, and the migration of a customer from managed services to transponder services, as well as growth in services sold by our Intelsat General business. These increases were partially offset by an aggregate decrease of $18.1 million in revenues related to the IS-4 satellite anomaly, which primarily affected revenue from customers in the Europe and the Africa and Middle East regions, and the Galaxy 15 satellite anomaly, which primarily affected revenues in the North America region.

•

Managed services—an aggregate decrease of $10.0 million, due to a $12.9 million decline in revenues primarily related to the migration of a network services customer from managed services to transponder services, partially offset by an increase in occasional video services sold to media customers in the Latin America and Caribbean region, primarily associated with a global soccer tournament.

•	Channel—an aggregate decrease of $9.5 million related to a continued decline from the migration of point-to-point satellite traffic to fiber optic cables, a trend which we expect will continue.

Off-Network and Other Revenues:

•

Transponder, MSS and other off-network services—an aggregate increase of $47.1 million, due primarily to a $31.9 million increase in revenues from transponder services and a $11.0 million increase in MSS revenues from usage-based mobile services, both of which are related to customers of our Intelsat General business.

•

Satellite-related services—an aggregate decrease of $43.3 million, resulting primarily from $44.0 million in launch vehicle resale revenues recorded during the nine months ended September 30, 2009, with no similar resales occurring during the nine months ended September 30, 2010.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue increased by $5.0 million, or 2%, to $302.6 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The increase was primarily due to an increase of $39.2 million for purchases of off-network FSS and MSS capacity related to increased transponder services sold primarily by our Intelsat General business, partially offset by a decrease of $35.2 million primarily related to the resale of two launch vehicles by our satellite-related services business in 2009, with no similar resales during the nine months ended September 30, 2010.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $28.4 million, or 16%, to $144.6 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The decrease was primarily due to a $26.2 million decrease resulting from higher compensation costs in 2009 stemming from new equity awards and revisions to the terms of existing equity awards as compared to 2010.

Depreciation and Amortization

Depreciation and amortization expense decreased by $14.1 million, or 2%, to $597.0 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. This decrease was primarily due to the following:

•

a decrease of $53.1 million in depreciation expense due to certain satellites becoming fully depreciated and the impairment of our IS-4 and Galaxy 15 satellites following the anomalies that occurred in 2010;

•	a decrease of $11.7 million in amortization expense primarily due to changes in the expected pattern of consumption of amortizable intangible assets; and

•	a decrease of $4.5 million in depreciation expense due to certain ground and other assets becoming fully depreciated and placed in service; partially offset by

•	an increase of $42.5 million in depreciation expense resulting from the impact of satellites placed into service during the second half of 2009 and the first quarter of 2010; and

•	an increase of $12.4 million from changes in the estimated remaining useful lives of certain satellites.

Impairment of Asset Value

Impairment of asset value was $110.6 million for the nine months ended September 30, 2010 as compared to $499.1 million for the nine months ended September 30, 2009. The charges incurred during the nine months ended September 30, 2010 included a $104.1 million non-cash impairment charge for the impairment of our Galaxy 15 satellite after an anomaly occurred in April 2010, as well as a $6.5 million non-cash impairment charge for the impairment of our IS-4 satellite, which was deemed unrecoverable after an anomaly occurred in February 2010.

(Gains) Losses on Derivative Financial Instruments

Losses on derivative financial instruments were $90.6 million for the nine months ended September 30, 2010 compared to $5.3 million of gains on derivative financial instruments for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, the loss on derivative financial instruments related to a $105.2 million loss on our interest rate swaps primarily due to the change in fair value, partially offset by a $14.6 million gain on the put option embedded derivative related to the 2009 Sub Holdco Notes.

Interest Expense, Net

Interest expense, net increased by $7.2 million, or 1%, to $1.0 billion for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. The increase in interest expense, net was principally due to the following:

•

a net increase of $20.7 million in interest expense associated with interest paid-in-kind that was accreted into the principal of the 2017 PIK Notes and the issuance of Intelsat Jackson’s 8 1/2% Senior Notes due 2019, the proceeds of which were primarily used to purchase and cancel $400 million of the 2017 PIK Notes in October 2009; and

•

an increase of $4.3 million in interest and amortization expense associated with the completion of the Intelsat S.A. consent solicitation in the second quarter of 2010, the fees for which were capitalized and are being amortized over the terms of the notes; and

•	an increase of $3.5 million associated with funding under the New Dawn senior and mezzanine term loan facilities; partially offset by

•	a decrease of $16.9 million from higher capitalized interest expense due to an increase in the number of satellites under construction in 2010 as compared to 2009; and

•	a decrease of $12.2 million due to lower interest rates on our variable rate debt in 2010 as compared to 2009.

The non-cash portion of total interest expense, net was $276.3 million for the nine months ended September 30, 2010 and included $203.7 million of payment-in-kind interest expense. The remaining non-cash interest expense was primarily associated with the amortization of deferred financing fees incurred as a result of new or refinanced debt and the amortization and accretion of discounts and premiums.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $75.8 million during the nine months ended September 30, 2010 as compared to $15.0 million during the nine months ended September 30, 2009. The 2010 loss was recognized in connection with Intelsat Corp’s purchase of $546.3 million of its outstanding 2014 Corp Notes for $565.4 million (excluding accrued and unpaid interest of $6.3 million) and $124.9 million of its outstanding 2028 Corp Notes for $149.9 million (excluding accrued and unpaid interest of $1.8 million) pursuant to cash tender offers. The loss of $75.8 million was caused by a $46.7 million difference between the carrying value of the Intelsat Corp notes purchased and the total cash amount paid (including related fees), and a write-off of $29.1 million unamortized debt discounts and debt issuance costs. The 2009 loss was recognized in connection with Intelsat Sub Holdco’s purchase of $114.2 million of Intelsat S.A.’s outstanding 7 5/8% Senior Notes due 2012 for $93.3 million and $346.5 million of Intelsat S.A.’s outstanding 6 1/2% Senior Notes due 2013 for $254.6 million. The 2009 loss was primarily driven by the difference between the carrying value of the Intelsat S.A. notes purchased and the cash paid for the purchase. The value of Intelsat S.A.’s notes had been adjusted to fair value as of February 4, 2008 in connection with the New Sponsors Acquisition Transactions.

Other Income, Net

Other income, net was $7.9 million for the nine months ended September 30, 2010 as compared to $9.6 million for the nine months ended September 30, 2009. The decrease of $1.6 million was primarily due to a $3.4 million decrease in exchange rate gains, primarily due to the U.S. dollar weakening against the Brazilian real, which impacts our service contracts with our Brazilian customers, partially offset by a $1.3 million gain related to our sale of Viasat, Inc. common stock during the first quarter of 2010.

Benefit from Income Taxes

Our benefit from income taxes was $54.9 million and $31.3 million during the nine months ended September 30, 2010 and 2009, respectively. The difference was principally due to a reduction in unrecognized tax benefits of $26.5 million and to higher pre-tax losses in certain taxable jurisdictions, primarily related to the loss on early extinguishment of debt and satellite impairment charges in the United States during the nine months ended September 30, 2010, partially offset by higher impairment charges in 2009.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 was enacted in March 2010. Included in the new legislation is a provision that affected the tax treatment of Medicare Part D subsidy payments. With the change in law, the subsidy will still not be taxed, but an equal amount of expenditures by the plan sponsor will not be deductible. Therefore, the expected future tax deduction will be reduced by an amount equal to the subsidy, and any previously recognized deferred tax asset must be reversed. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) Topic 740, Income Taxes, the expense associated with adjusting this deferred tax asset is recognized as tax expense in continuing operations in the period the change in tax law is enacted. We recorded an increase of $2.9 million to tax expense related to the change in law during the nine months ended September 30, 2010.

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

A reconciliation of net loss attributable to Intelsat S.A. to EBITDA for the periods shown is as follows (in thousands):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010
Net loss attributable to Intelsat S.A.	$(94,276)	$(106,400)	$(684,662)	$(389,664)
Add:
Interest expense, net	337,504	345,531	1,027,837	1,035,018
Loss on early extinguishment of debt	103	75,805	14,979	75,805
Benefit from income taxes	(3,476)	(35,811)	(31,327)	(54,919)
Depreciation and amortization	199,991	198,993	611,079	596,989

EBITDA	$439,846	$478,118	$937,906	$1,263,229

Liquidity and Capital Resources

Cash Flow Items

Our cash flows consisted of the following for the periods shown (in thousands):

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010
Net cash provided by operating activities	$549,302	$621,020
Net cash used in investing activities	(462,122)	(657,379)
Net cash provided by (used in) financing activities	(57,652)	208,593
Net change in cash and cash equivalents	34,332	173,653

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased by $71.7 million during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. During the nine months ended September 30, 2010, cash flows from operating activities reflected a $90.0 million cash inflow related to deferred revenue for amounts received from customers for long-term service contracts. Also reflected is a $61.4 million cash outflow related to prepaid expenses and other assets primarily due to a prepayment for the procurement of a long-term service contract partially offset by cash received of $31.8 million from the cancellation of our options to terminate certain undesignated interest rate swaps prior to their maturity date, and a $36.7 million cash outflow related to accounts payable and accrued liabilities primarily due to employee related payables as well as lower accrued interest expense due to the repurchase of the 2014 Corp Notes and the 2028 Corp Notes (see “—2010 Debt Transactions” for further discussion).

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $195.3 million during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. This increase was primarily due to higher capital expenditures of $227.3 million in 2010 associated with satellites under construction, partially offset by proceeds from the sale of our shares of Viasat, Inc. common stock of $28.6 million in the first quarter of 2010.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $208.6 million during the nine months ended September 30, 2010 as compared to cash used in financing activities of $57.7 million during the nine months ended September 30, 2009. During the nine months ended September 30, 2010, cash flows from financing activities reflected $745.6 million of long-term debt repayments which includes the repurchase of $546.3 million of the 2014 Corp Notes for $571.7 million and the repurchase of $124.9 million of the 2028 Corp Notes for $151.7 million pursuant to cash tender offers (the “Tender Offers”), a $44.1 million premium paid in connection with the Tender Offers and $1.0 billion of proceeds from the issuance of Intelsat Jackson’s 7 1/4% Senior Notes due 2020. In addition, we incurred $32.1 million of debt issuance costs during the nine months ended September 30, 2010. Also, during the second quarter of 2010 we received an $18.0 million contribution from our parent, Intelsat Holdings, a portion of which we used to fund the consent payment related to Intelsat S.A.’s consent solicitation (see “—2010 Debt Transactions”).

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

Intelsat Sub Holdco is required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, at a rate per annum of 0.375%. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. Obligations under the Sub Holdco Credit Agreement are guaranteed by certain of Intelsat Sub Holdco’s subsidiaries, as well as by Intermediate Holdco, and secured by a perfected first priority security interest to the extent legally permissible in substantially all of the tangible and intangible assets of Intelsat Sub Holdco and the subsidiary guarantors, with certain agreed exceptions.

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

The Consolidated Secured Debt to Consolidated EBITDA Ratio is determined by comparing Consolidated Secured Debt to Consolidated EBITDA, each as defined under the Sub Holdco Credit Agreement. We were in compliance with this financial maintenance covenant ratio with a Consolidated Secured Debt to Consolidated EBITDA Ratio of 0.1 to 1.0 as of September 30, 2010. In the event we were to fail to comply with this financial maintenance covenant ratio and were unable to obtain waivers, we would default under the Intelsat Sub Holdco Credit Agreement, and the lenders under the Intelsat Sub Holdco Credit Agreement could accelerate our obligations thereunder, which would result in an event of default under our existing notes and Intelsat Jackson’s unsecured credit agreements.

No amounts were outstanding under the revolving credit facility as of September 30, 2010; however, $31.8 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was $239.0 million at such date. The ability of Intelsat Sub Holdco to borrow under its revolving credit facility is subject to compliance by its indirect parent, Intelsat S.A., with a secured debt covenant included in the indenture governing Intelsat S.A.’s senior notes (as in effect on July 3, 2006, the date on which the Sub Holdco Credit Agreement was executed). As a result, under certain circumstances, Intelsat Sub Holdco may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Corp has certain amounts outstanding under its revolving credit facility.

Intelsat Corp Senior Secured Credit Facility

As of September 30, 2010, Intelsat Corp had a revolving credit facility and certain term loans outstanding under the Intelsat Corporation Amended and Restated Credit Agreement (the “Intelsat Corp Amended and Restated Credit Agreement”), which consisted of a $355.9 million Tranche A-3 Senior Secured Term Loan due 2012, a $1.8 billion Tranche B-2 Senior Secured Term Loan facility due 2014, and a $175.0 million revolving credit facility due 2012. Up to $150.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility is available for swingline loans.

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

The Consolidated Secured Debt to Consolidated EBITDA Ratio is determined by comparing Consolidated Secured Debt to Consolidated EBITDA, each as defined under the Intelsat Corp Amended and Restated Credit Agreement. We were in compliance with this financial maintenance covenant ratio, with a Consolidated Secured Debt to Consolidated EBITDA Ratio of 2.1 to 1.0, as of September 30, 2010. In the event we were to fail to comply with this financial maintenance covenant ratio and were unable to obtain waivers, we would default under the Intelsat Corp Amended and Restated Credit Agreement, and the lenders under the Intelsat Corp Amended and Restated Credit Agreement could accelerate our obligations thereunder, which would result in an event of default under our existing notes and Intelsat Jackson’s unsecured credit agreements.

No amounts were outstanding under the revolving credit facility as of September 30, 2010; however, $1.7 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was $152.5 million at such date, assuming that one of the lenders under the revolving credit facility, responsible for approximately $20.8 million of the $175.0 million of aggregate lending commitments, would not provide any funds in response to any future borrowing request. Such lender did not provide any funds in response to a September 2008 borrowing request we made under the revolving credit facility.

Long-Term Debt Changes in 2009

On February 12, 2009, our indirect subsidiary, Intelsat Sub Holdco, purchased $114.2 million of Intelsat S.A.’s outstanding 7 5/8% Senior Notes due 2012 (the “2012 Intelsat S.A. Notes”) for $93.3 million and $346.5 million of Intelsat S.A.’s outstanding 6 1/2% Senior Notes due 2013 (the “2013 Intelsat S.A Notes”) for $254.6 million pursuant to a tender offer. Intelsat Sub Holdco funded the tender offer through an offering of $400.0 million aggregate principal amount at maturity of the 2009 Sub Holdco Notes, completed on February 12, 2009, which yielded $348.3 million of proceeds at issuance, together with cash on hand. The 2009 Sub Holdco Notes have terms substantially similar to Intelsat Sub Holdco’s outstanding 8 7/8% Senior Notes due 2015 issued in September 2008.

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

On October 20, 2009, our indirect subsidiary, Intelsat Jackson, completed an offering of $500.0 million aggregate principal amount of 8 1/2% Senior Notes due 2019, which yielded $487.1 million of cash proceeds at issuance (the “2009 Jackson Notes Offering”). Upon consummation of the 2009 Jackson Notes Offering, Intelsat Jackson paid a dividend to Intelsat Luxembourg in an amount equal to the price paid by Intelsat Luxembourg to purchase $400.0 million face amount of the 2017 PIK Notes from Banc of America Securities LLC at a discount. Intelsat Luxembourg then canceled the purchased 2017 PIK Notes. After giving effect to the purchase of the 2017 PIK Notes and fees and expenses related thereto and the 2009 Jackson Notes Offering, $101.1 million of the proceeds from the 2009 Jackson Notes Offering remained available for general corporate purposes.

2010 Debt Transactions

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

On September 30, 2010, Intelsat Jackson completed an offering of $1.0 billion principal amount of the 7 1/4% Senior Notes due 2020 (the “2020 Jackson Notes”). The majority of the net proceeds from the 2020 Jackson Notes were transferred to Intelsat Jackson’s indirect subsidiary, Intelsat Corp. The funds transferred were used by Intelsat Corp to repurchase $546.3 million of its outstanding 2014 Corp Notes and $124.9 million of its outstanding 2028 Corp Notes, pursuant to the Tender Offers. In connection with the Tender Offers, Intelsat Corp received the consent of the holders of the 2014 Corp Notes and the 2028 Corp Notes to amend the indentures governing these notes, among other things, to eliminate substantially all of the restrictive covenants, certain events of default and certain other provisions contained in the indentures.

On October 1, 2010, $34.1 million of the net proceeds from the 2020 Intelsat Jackson Notes were transferred to Intelsat Sub Holdco. Intelsat Sub Holdco used the funds to repurchase and cancel $33.0 million of its outstanding 8 1/2% Senior Notes due 2013 via an open market purchase transaction.

After giving effect to the Tender Offers and the repurchase of the Intelsat Sub Holdco notes, $227.8 million of the proceeds from the 2020 Jackson Notes remained available for general corporate purposes, which could include the repayment, redemption, retirement or repurchase in the open market of other indebtedness of Intelsat S.A. or its subsidiaries.

New Dawn Credit Facilities

On December 5, 2008, New Dawn entered into a $215.0 million secured financing arrangement that consists of senior and mezzanine term loan facilities. The credit facilities are non-recourse to New Dawn’s shareholders, including Intelsat S.A. and its wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions. During the nine months ended September 30, 2010, New Dawn incurred satellite related capital expenditures of $36.5 million, and as of September 30, 2010, it had aggregate outstanding borrowings of $143.6 million under its credit facilities.

Sub Holdco Adjusted EBITDA and Intelsat Luxembourg Adjusted EBITDA

In addition to EBITDA, which is calculated as set forth in “—Results of Operations—EBITDA” above, we calculate a measure called Sub Holdco Adjusted EBITDA, based on the term Consolidated EBITDA, as defined in the Sub Holdco Credit Agreement. Sub Holdco Adjusted EBITDA consists of EBITDA as adjusted to exclude or include certain unusual items, certain other operating expense items and other adjustments permitted in calculating covenant compliance under the Sub Holdco Credit Agreement as described in the table and related footnotes below. Sub Holdco Adjusted EBITDA, as presented below, is calculated only with respect to Intelsat Sub Holdco and its subsidiaries. Sub Holdco Adjusted EBITDA is a material component of certain ratios used in the Sub Holdco Credit Agreement, such as the secured debt leverage ratio and the total leverage ratio.

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

A reconciliation of net cash provided by Intelsat S.A. operating activities to net loss attributable to Intelsat S.A.; net loss attributable to Intelsat S.A. to Intelsat S.A. EBITDA; Intelsat S.A. EBITDA to Intelsat Luxembourg Adjusted EBITDA; and Intelsat Luxembourg Adjusted EBITDA to Sub Holdco Adjusted EBITDA is as follows (in thousands):

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010
Reconciliation of net cash provided by operating activities to net loss attributable to Intelsat S.A.:
Net cash provided by operating activities	$549,302	$621,020
Depreciation and amortization	(611,079)	(596,989)
Impairment of asset value	(499,100)	(110,625)
Provision for doubtful accounts	(5,696)	(4,120)
Foreign currency transaction gain	4,804	1,419
Loss on disposal of assets	(2,561)	(343)
Share-based and other compensation expense	(24,037)	4,645
Deferred income taxes	55,295	49,656
Amortization of discount, premium, issuance costs and other non-cash items	(93,226)	(72,584)
Interest paid-in-kind	(226,956)	(203,715)
Loss on early extinguishment of debt	(14,496)	(73,247)
Share in gain of unconsolidated affiliates	388	377
Gain on sale of investment	—	1,261
Unrealized gains (losses) on derivative financial instruments	64,478	(43,257)
Other non-cash items	(162)	(2,602)
Net loss attributable to noncontrolling interest	456	3,029
Changes in operating assets and liabilities, net of effect of acquisition	117,928	36,411

Net loss attributable to Intelsat S.A.	(684,662)	(389,664)

Add (Subtract):
Interest expense, net	1,027,837	1,035,018
Loss on early extinguishment of debt	14,979	75,805
Benefit from income taxes	(31,327)	(54,919)
Depreciation and amortization	611,079	596,989

Intelsat S.A. EBITDA	937,906	1,263,229

Add (Subtract):
Parent and intercompany expenses, net (1)	9,083	6,388
EBITDA from unrestricted subsidiaries (2)	(986)	(2,895)
Compensation and benefits (3)	22,087	(4,307)
Management fees (4)	17,391	18,534
Share in gain of unconsolidated affiliates (5)	(388)	(377)
Impairment of asset value (6)	499,100	110,625
(Gains) losses on derivative financial instruments (7)	(5,303)	90,592
Gain on sale of investment (8)	—	(1,260)
Non-recurring and other non-cash items (9)	15,755	12,078
Satellite performance incentives (10)	(6,602)	(6,539)

Intelsat Luxembourg Adjusted EBITDA	1,488,043	1,486,068

Add (Subtract):
Intelsat Corp Adjusted EBITDA (11)	(571,777)	(576,011)
Parent and intercompany expenses (12)	193	1,070
Satellite performance incentives (10)	6,602	6,539

Sub Holdco Adjusted EBITDA	$923,061	$917,666

(1)	Represents expenses incurred at Intelsat S.A. for employee salaries and benefits, office operating costs and other expenses.

(2)	Reflects EBITDA of our unrestricted subsidiary, New Dawn, which is excluded under the definitions of Intelsat Luxembourg Adjusted EBITDA and Sub Holdco Adjusted EBITDA.

(3)	Reflects the portion of the expenses incurred relating to our equity compensation plans, defined benefit retirement plan and other postretirement benefits that are excludable under the definitions of Intelsat Luxembourg Adjusted EBITDA and Sub Holdco Adjusted EBITDA.

(4)	Reflects expenses incurred in connection with the monitoring fee agreements to provide certain monitoring, advisory and consulting services to Intelsat Luxembourg and its subsidiaries.

(5)	Represents gain incurred under the equity method of accounting.

(6)	Represents a first quarter 2009 non-cash impairment charge recorded to write-down our intangible assets determined to have indefinite useful lives in accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other, a first quarter 2010 write-off of our IS-4 satellite, which was deemed to be unrecoverable due to an anomaly, including a write-off of the related deferred performance incentive obligations, and a second quarter 2010 impairment charge related to our Galaxy 15 satellite.

(7)	Represents the changes in the fair value of the undesignated interest rate swaps as well as the difference between the amount of floating rate interest we receive and the amount of fixed rate interest we pay and the change in the fair value of our put option embedded derivative related to the 2009 Sub Holdco Notes, which are recognized in operating income.

(8)	Represents the gain on the sale of our shares of Viasat, Inc. common stock during the nine months ended September 30, 2010.

(9)	Reflects certain non-recurring gains and losses and non-cash items, including costs associated with the migration of our jurisdiction of organization from Bermuda to Luxembourg, expense for services on the Galaxy 13/Horizons-1 and Horizons-2 satellites and non-cash income related to the recognition of deferred revenue on a straight-line basis of certain prepaid capacity contracts, which are excluded under the definitions of Intelsat Luxembourg Adjusted EBITDA and Sub Holdco Adjusted EBITDA.

(10)	Represents satellite performance incentive interest expense required to be excluded from interest expense for the calculation of Intelsat Luxembourg Adjusted EBITDA, but permitted to be included as part of interest expense for the calculation of Sub Holdco Adjusted EBITDA.

(11)	This measure is reported publicly by our subsidiary, Intelsat Corp, which is not a subsidiary of Intelsat Sub Holdco.

(12)	Reflects expenses of Intelsat Luxembourg and other holding companies not consolidated under Intelsat Sub Holdco.

Funding Sources and Uses

We are a highly leveraged company and have incurred significant additional debt over the last several years, which has resulted in a large increase in our obligations related to debt service, including increased interest expense. We currently expect to use cash on hand, cash flows from operations and availability under our senior secured credit facilities to fund our most significant cash outlays, including debt service requirements and capital expenditures, in the next twelve months. From time to time we may repurchase our existing indebtedness, including outstanding securities of Intelsat S.A. or its subsidiaries, in the open market or otherwise.

Backlog

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog is our expected future revenue under customer contracts, and includes both cancelable and non-cancelable contracts, although 96% of our backlog as of September 30, 2010 related to contracts that either were non-cancelable or were cancelable subject to substantial termination fees. In certain cases of breach for non-payment or customer bankruptcy, we may not be able to recover the full value of certain contracts or termination fees. Our backlog also includes our pro rata share of backlog of our joint venture investments. Our backlog was approximately $9.4 billion and $9.3 billion as of June 30, 2010 and September 30, 2010, respectively. This backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

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

Payments for satellites and other property and equipment during the nine months ended September 30, 2010 were $683.3 million, which included $36.5 million of payments made by New Dawn. We have nine satellites in development, including our Intelsat New Dawn satellite, with one additional launch planned in 2010. We successfully launched IS-16 in the first quarter of 2010.

We expect our 2010 total capital expenditures to remain within a range of approximately $825 million to $900 million. However, several late 2010 contract milestones could affect the timing of capital expenditure payments between 2010 and 2011. Our annual capital expenditures for fiscal years 2011 and 2012 are expected to remain at a range of approximately $800 million to $875 million and $450 million to $525 million, respectively. We intend to fund our capital expenditure requirements through cash on hand, cash provided from operating activities and, if necessary, borrowings under the revolving facilities of our senior secured credit facilities.

Disclosures about Market Risk

See Item 3—Quantitative and Qualitative Disclosures About Market Risk.

Off-Balance Sheet Arrangements

On August 1, 2005, Intelsat Corp formed a second satellite joint investment with JSAT to build and launch a Ku-band satellite, Horizons-2. The Horizons-2 satellite was launched in December 2007 and placed into service in February 2008. Our investment is being accounted for using the equity method of accounting. The total future joint investment in Horizons-2 is expected to be $100.7 million as of September 30, 2010, of which each of the joint venture partners is required to fund their 50% share. Our share of the results of Horizons-2 is included in other income, net in the accompanying condensed consolidated statements of operations and was income of $0.3 million and $0.2 million during the nine months ended September 30, 2009 and 2010, respectively. As of December 31, 2009 and September 30, 2010, the investment balance of $75.3 million and $71.8 million, respectively, was included within other assets in the accompanying condensed consolidated balance sheets.

In connection with our investment obligation in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $12.2 million during each of the nine months ended September 30, 2009 and 2010. We have entered into a security and pledge agreement with a third-party lender and, pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee. We recorded a liability of $12.2 million within accrued liabilities as of December 31, 2009 and September 30, 2010, and a liability of $48.8 million and $36.6 million within other long-term liabilities as of December 31, 2009 and September 30, 2010, respectively, in the accompanying condensed consolidated balance sheets.

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

We elected to early adopt ASU 2009-13 on a prospective basis, effective for the first quarter of 2010. The adoption of ASU 2009-13 did not have a material impact on our condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and is not expected to significantly impact future periods.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates and foreign currencies. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. In addition, with respect to our interest rate swaps as described below, we are exposed to counterparty credit risk, which we seek to minimize through credit support agreements and the review and monitoring of all counterparties. We do not purchase or hold any derivative financial instruments for speculative purposes. On March 15, 2010, our interest rate basis swap with an aggregate notional principal amount of $312.5 million matured. On March 14, 2010, our five-year interest rate swap to hedge interest expense on a notional amount of $625.0 million (originally $1.25 billion of debt, and reduced under the original terms of the swap agreement) expired. On July 23, 2010 the interest rate swap options that permitted us to terminate underlying interest rate swaps covering a notional amount of $717.0 million on March 14, 2011 prior to the stated maturity of March 14, 2013, were cancelled upon receipt of $31.8 million in cash from our counterparties to the respective interest rate swap agreements. During the nine months ended September 30, 2010, there were no other material changes to our market risk sensitive instruments and positions as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2010. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Document Description

4.1	Indenture for the 7 1/4% Senior Notes due 2020 dated as of September 30, 2010 by and among Intelsat Jackson Holdings S.A., as Issuer, Intelsat S.A. and Intelsat (Luxembourg) S.A., as Parent Guarantors, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of the 2020 Jackson Notes) (incorporated by reference to Exhibit 4.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on October 4, 2010).

4.2	Registration Rights Agreement dated as of September 30, 2010 by and among Intelsat Jackson Holdings S.A., as Issuer, Intelsat S.A. and Intelsat (Luxembourg) S.A., as Parent Guarantors, the subsidiary guarantors named therein, and Credit Suisse Securities (USA) LLC, as Representative of the several initial purchasers named on Schedule I (incorporated by reference to Exhibit 4.2 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on October 4, 2010).

4.3	Third Supplemental Indenture for the 9 1/4% Senior Notes due 2014, dated as of September 29, 2010 among Intelsat Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on October 4, 2010).

4.4	First Supplemental Indenture for the 6 7/8% Senior Secured Debentures due 2028, dated as of September 29, 2010 between Intelsat Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on October 4, 2010).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT S.A.

Date: November 8, 2010	By	/s/ DAVID MCGLADE
David McGlade
Deputy Chairman and Chief Executive Officer

INTELSAT S.A.

Date: November 8, 2010	By	/s/ MICHAEL MCDONNELL
Michael McDonnell
Executive Vice President and Chief Financial Officer