Form 10-K
period 2010-12-31
INTELSAT S.A.
filed 2011-03-08
CIK 1156871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

As of March 7, 2011, 5,000,000 common shares, par value $1.00 per share, were outstanding.

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

When used in this Annual Report, the words “may,” “will,” “ might,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “intend,” “potential,” “outlook” and “continue,” and the negative of these terms, and other similar expressions are intended to identify forward-looking statements and information. Examples of these forward-looking statements include, but are not limited to, statements regarding the following: our goal to expand our leading fixed satellite services (“FSS”) business in high growth regions and applications while maintaining our focus on operational discipline; our expectation that our current capital expenditure program will position our network to capitalize on the FSS sector’s best growth opportunities globally, while providing optimal coverage to meet needs across our targeted customer sets; the characteristics of our refreshed fleet when the current investment cycle is completed; our belief that our strategies will position us to continue to deliver high operating margins, and as our current fleet investment program is completed, strong cash flow generation; the trends we believe will increase demand for satellite services and that we believe will allow us to capture new business opportunities in the future; our intent to continue to evaluate and pursue strategic transactions that complement our global fleet, provide growth capacity and allow us to respond to our customer needs; our belief that our network services and media customers increasingly require managed services best addressed by a network that combines space and terrestrial infrastructure; our expectation that the FSS sector will experience moderate growth over the next few years; our expectation that we will benefit from the general trend towards Internet Protocol (“IP”) based networking and distribution, including growing use of new media formats, as well as infrastructure applications in emerging regions; our expectation that we will continue to implement compression technologies into our ground network to reduce the bandwidth necessary for network service applications, increasing our customers’ efficiency and expanding our market potential, particularly in emerging regions; our belief that our enhancement of our fully-integrated terrestrial network to an all IP network environment will improve our ground support of high bandwidth applications such as high definition video and will allow us to converge our media and network services terrestrial network infrastructures; the trends that we believe will impact our revenue and operating expenses in the future; our assessments regarding how long satellites that have experienced anomalies in the past should be able to provide service on their transponders; our assessment of the risk of additional anomalies occurring on our satellites; our expectation that certain anomalies will not result in the acceleration of capital expenditures; our plans for satellite launches in the near term; our expected capital expenditures in 2011 and during the next several years; our belief that the diversity of our revenue and customer base allows us to recognize trends, capture new growth opportunities, and gain experience that can be transferred to customers in other regions, enables us to capitalize on changing market conditions and mitigates the impact of fluctuations in any specific customer type or geographic region; our belief that our global scale, diversity, collection of spectrum rights, technical expertise and fully integrated hybrid network form a strategic platform that positions us to identify and capitalize on new opportunities in satellite services; our belief that the scale of our fleet can reduce the financial impact of any satellite failures and protect against service interruption; and the impact on our financial position or results of operations of pending legal proceedings.

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

•

potential changes in the number of companies offering commercial satellite launch services and the number of commercial satellite launch opportunities available in any given time period that could impact our ability to timely schedule future launches and the prices we pay for such launches;

•

our ability to obtain new satellite insurance policies with financially viable insurance carriers on commercially reasonable terms or at all, as well as the ability of our insurance carriers to fulfill their obligations;

•	possible future losses on satellites that are not adequately covered by insurance;

•	domestic and international government regulation;

•	changes in our revenue backlog or expected revenue backlog for future services;

•	pricing pressure and overcapacity in the markets in which we compete;

•	inadequate access to capital markets;

•	the competitive environment in which we operate;

•	customer defaults on their obligations to us;

•	our international operations and other uncertainties associated with doing business internationally;

•	litigation; and

•	other risks discussed under Item 1A—Risk Factors.

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

In this Annual Report unless otherwise indicated or the context otherwise requires, (1) the terms “we,” “us,” “our,” “the Company” and “Intelsat” refer to Intelsat S.A. and its subsidiaries on a consolidated basis, (2) the terms “Serafina Holdings” and “Intelsat Global” refer to Intelsat Global S.A. (formerly known as Serafina Holdings Limited), (3) the terms “Serafina” and “Intelsat Global Subsidiary” refer to Intelsat Global Subsidiary S.A. (formerly known as Serafina Acquisition Limited), (4) the term “Intelsat Holdings” refers to our parent, Intelsat Holdings S.A., (5) the term “Intelsat Luxembourg” refers to Intelsat (Luxembourg) S.A., Intelsat S.A.’s direct wholly-owned subsidiary, (6) the term “Intelsat Jackson” refers to Intelsat Jackson Holdings S.A., Intelsat (Luxembourg) S.A.’s direct wholly-owned subsidiary, (7) the term “Intermediate Holdco” refers to Intelsat Intermediate Holding Company S.A., Intelsat Jackson’s direct wholly-owned subsidiary, (8) the term “Intelsat Sub Holdco” refers to Intelsat Subsidiary Holding Company S.A., Intermediate Holdco’s indirect wholly-owned subsidiary, and (9) the term “New Sponsors Acquisition Transactions” refers to the acquisition of Intelsat Holdings by Serafina on February 4, 2008 and related transactions. We refer to Intelsat General Corporation, our government business subsidiary, as “Intelsat General.” In this Annual Report, unless the context otherwise requires, all references to transponder capacity or demand refer to transponder capacity or demand in the C-band and Ku-band only.

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

Our satellite-based solutions are a critical component of our customers’ infrastructures. Generally, our customers need the connectivity that satellites provide so long as they are in business or pursuing their mission. This gives us stability during economic downturns. Our services also provide strong value in support of our customers’ businesses. For instance, for media applications, our satellite services provide efficient broadcast distribution that is difficult for terrestrial services to match. For network services applications, our satellite solutions provide higher reliability than is available from local terrestrial services, and allow our customers to reach geographies that they would otherwise be unable to serve. The Intelsat network supports:

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

We have a reputation for operational and engineering leadership, built on our experience of over 45 years in the FSS sector. The reliability of our network is outstanding, delivering 99.998% network availability on station-kept satellites to our customers in 2010. We built our centrally operated, fully integrated network using the world’s largest collection of FSS spectrum rights at valuable orbital locations, from which we can deliver services to established regions as well as higher-growth emerging regions.

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

As of December 31, 2010, our revenue backlog, which is our expected future revenue under existing customer contracts, was approximately $9.8 billion. We typically contract with our customers for long-term commitments of up to 15 years. Approximately 95% of this backlog relates to contracts that are non-cancelable or cancelable only upon payment of substantial termination fees. For the year ended December 31, 2010, we generated revenue of $2.5 billion, a growth rate of 1% over the year ended December 31, 2009.

We believe that our global scale and efficient operating profile, diversified customer sets and sizeable backlog, together with the growing worldwide demand for entertainment and connectivity, provide us with a platform for success.

The FSS Sector

Fixed satellite services are an integral part of the global communications infrastructure. The global FSS sector is expected to generate revenues of approximately $10.3 billion in 2011 according to NSR, a leading international market research and consulting firm specializing in satellite and wireless technology and applications.

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

In total, C- and Ku-band transponder service revenue in the FSS sector is expected to grow at a compound annual growth rate (“CAGR”) of 4.5% from 2011 to 2016 according to NSR. The fundamentals of the sector have consistently improved over the past few years, with continued strong demand despite the generally poor economic environment in many regions of the world.

Our Customer Sets

We are the largest FSS operator and, based on the number of transponders contracted, we hold the leading position in each of our three customer sectors: network services, media and government. Characteristics of our customer sets are summarized below:

Year Ended December 31, 2010*	% of Total Revenue	% of Total Backlog(1)	Backlog to Revenue Multiple	Representative Customers
Network Services	49%	35%	2.8x	BT Group, France Telecom, MTN Group, Schlumberger, Verizon, Vodacom

Media	31%	53%	6.6x	Discovery Communications, Fox Entertainment Group, Home Box Office, DIRECTV Latin America, The Walt Disney Company, Turner Broadcasting System

Government	19%	9%	1.9x	Australian Defence Force, National Oceanic and Atmospheric Administration, U.S. Department of Defense, U.S. Department of State, U.S. Navy

*	Does not include Satellite Related Services and Other
(1)	Backlog as of December 31, 2010

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

Network Services

Network services is our largest customer set, and for the year ended December 31, 2010 accounted for 49% of our revenue and a contracted backlog of $3.5 billion as of December 31, 2010. Our business generated from the network services sector is generally characterized by three to five year, and up to 15 year, contracts with many of the world’s leading communications providers, including:

•	Wireline and wireless telecommunications carriers, including global, regional and national providers;

•	Corporate network service providers;

•	Value-added services providers, such as those serving the oil and gas and maritime industries; and

•	Multinational corporations and entities.

There is an increasing need for basic and high-speed connectivity in developed and emerging regions around the world. Our satellite capacity, paired with our terrestrial network comprised of leased fiber, teleports, and data networking platforms, enables the transmission of video, data and voice to and from virtually any point on the surface of the earth. We provide an essential element of the infrastructure supporting the rapid expansion of wireless services in many emerging markets. Penetration of 3G wireless services in developing regions is expected to reach over one billion subscribers by 2011 according to the International Telecommunications Union (“ITU”).

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

Highlights of our network services business include the following:

•

We provide services to many of the world’s largest telecommunications companies. Of the customers we categorize as telecommunications companies, our revenue from the top 25 in aggregate has grown at a CAGR of 15.2% from 2007 to 2010;

•

We believe we are the leading provider of satellite capacity for cellular backhaul applications connecting a cellular access point to the telecommunications network, providing network extensions in emerging regions. Approximately 60 of our customers use our satellite-based backhaul services as a core component of their network infrastructure due to unreliable or non-existent terrestrial infrastructure. Our cellular backhaul customers include the top ten mobile groups in Africa, such groups representing 73% of the region’s subscribers; and

•

Over 200 value-added network operators use our global broadband hybrid infrastructure to deliver regional and global services. Applications for these services include corporate networks for multi-nationals, Internet access and broadband for maritime applications.

We believe we are the leading provider of satellite capacity for network services, and that we are well positioned to benefit from the growing segments of this market. These segments include:

•	Satellite-based private data networks, including VSAT networks. C- and Ku-band transponder demand for VSAT services is expected to grow at a CAGR of 5.5% from 2011 to 2016, according to NSR;

•	Cellular backhaul via satellite, for which satellite capacity demand is expected to grow by a CAGR of 5.8% from 2011 to 2016, according to NSR; and

•	Broadband for maritime applications, which is expected to grow by a CAGR of 11.1% from 2011 to 2016 according to NSR.

Media

Media customers were the second largest source of our revenue for the year ended December 31, 2010, accounting for 31% of our revenue and a contracted backlog of $5.2 billion as of December 31, 2010. We provide satellite capacity for the transmission of entertainment, news, sports and educational programming for approximately 300 content providers and direct-to-home (“DTH”) platform operators worldwide. Our revenue generated from the media sector is generally characterized by non-cancellable, long-term contracts with terms of up to 15 years with premier customers including:

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

•

Hybrid satellite, fiber and teleport managed services—full-time services typically used by programmers to outsource additional elements of their transmission infrastructure, such as uplinking programming in digitally compressed formats; and

•	Part-time managed services, including occasional use services for news, sports and entertainment organizations gathering programming from a remote location for delivery to a production facility.

We believe that we enjoy a strong reputation for delivering the high network reliability required to serve the demanding media sector.

Our fully integrated satellite, fiber and teleport facilities provide enhanced quality control for programmers. We are increasingly offering bundled, value-added services under our IntelsatONESM brand that include managed fiber services, digital encoding of video channels and up-linking and down-linking services to and from our satellites and teleport facilities. Our IntelsatONESM bundled services address programmers’ interests in delivering content to multiple distribution channels, such as television and Internet, and their needs for launching programs to new regions in a cost-efficient manner.

Highlights of our media business include the following:

•

Of our 52 satellites, 26 are premium video neighborhoods, offering programmers superior audience penetration, with 10 serving the United States, 5 serving Latin America, 3 serving Asia, 5 serving Europe, and 3 serving Africa and the Middle East.

•

We are positioned as a leading provider of global distribution to our media customers. Our top 10 video distribution customers buy service on our network across three or more geographic regions, demonstrating the value provided by the global reach of our network.

•

In North America, we believe that we are the leading provider of FSS capacity for the distribution of high definition and cable programming. Our Galaxy 13 satellite provided the first high definition neighborhood in North America, and today, the Galaxy fleet distributes nearly 175 high definition channels, and we distribute nearly 300 high definition channels on a global basis. In its 2010 study, NSR forecasted that the number of standard and high definition television channels are expected to grow at a CAGR of 7.0% from 2011 to 2016.

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

•	Global C- and Ku-band transponder revenue from FSS video applications is forecasted to grow at an overall CAGR of approximately 5.0% from 2011 to 2016, according to NSR.

Government

The government sector accounted for 19% of our revenue for the year ended December 31, 2010 and $917 million of our contracted backlog as of December 31, 2010. Our customer base includes many of the leading government communications providers, including:

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

The government sector has grown more rapidly than our other customer sets in the past two years. We attribute our strength in this area to our global capacity, flexible fleet, quality reputation and unique, satellite-specific system integration skills. In responding to customer requirements, we also procure and integrate satellite services provided by other satellite operators, either to supplement our capacity or to obtain capacity in frequencies not available on our fleet, such as L-band MSS, X-band or UHF. These satellite services are low risk in nature and have minimal, if any, associated capital investment, but come with lower margins as compared to satellite services sold on Intelsat owned satellites. The terms and conditions of the procured capacity are generally matched to contractual commitments from our customers.

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

•

The reliability and scale of our fleet and planned launches of new and replacement satellites allows us to address changing demand for satellite coverage and to provide mission-critical communications capabilities. For instance, our Intelsat 22 satellite will host a UHF payload under a 15-year agreement with the Australian Defense Force.

•

Our business generated from the government sector is generally characterized by annual contracts with multi-year renewal options, consistent with U.S. government procurement practices. We have historically been successful in achieving very high renewal rates on our government sector business, which were above 88% on an annual basis between 2008 and 2010.

•

The U.S. government and military is one of the largest users of commercial FSS satellites for government/military applications on a global basis. We currently serve approximately 200 U.S. government customers, either directly or as a sub-contractor.

•	According to Frost & Sullivan, U.S. government and military spending on commercial satellite capacity is expected to grow by a CAGR of 12.5% from 2010 to 2015.

Our Diverse Business

Our revenue and backlog diversity spans customer sets and applications, as discussed above, as well as geographic regions and satellites. We believe our diversity allows us to recognize trends to capture new growth opportunities, and gain experience that can be transferred to customers in different regions. For further details regarding geographic distribution of our revenue, see footnote 17 to our consolidated financial statements included elsewhere in this Annual Report.

We believe we are the sector leader by transponder share in all but two of the geographic regions covered by our network, and our leading positions align to the regions identified by industry analysts as those that either purchase the most satellite capacity or are emerging regions that have the highest growth prospects, such as Africa and Latin America.

Source: Euroconsult 2010 – Satellite Communications & Broadcasting Markets Survey

(1)	Based on in-service transponder units as of 12/31/09

Our diversity also reduces our business risk. The diversity of our revenue and customer base enables us to capitalize on changing market conditions and mitigates the impact of fluctuations in any specific customer type or geographic region. The scale of our fleet can also reduce the financial impact of satellite failures and protect against service interruption. No single satellite generated more than 4% of our revenue and no single customer accounted for more than 4% of our revenue for the year ended December 31, 2010.

By region and service sector, our backlog as of December 31, 2010 was as follows:

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

Focus our core business on attractive and growing applications

We have an industry-leading position in each of the customer sets served by our business. We believe our global network and regional strengths will allow us to capture new business opportunities as a result of the following:

Network Services:

•	Growth in multinational enterprise broadband access requirements resulting from globalization;

•	The continued expansion of cellular networks and voice and data growth in emerging regions with inadequate infrastructure; and

•	New broadband connectivity requirements for aerial and maritime applications.

Media:

•	Programmers and broadcasters seeking new global distribution capabilities to deliver content in new regions;

•	New and expanding DTH platforms in fast growing emerging regions; and

•	Content and format proliferation, such as standard definition and high definition formats, increasing the capacity needs of our programmer customers.

Government:

•	The need for broadband and turn-key networks for in-theatre communications;

•	Rapidly increasing bandwidth requirements resulting from the use of manned and unmanned aerial vehicles; and

•	Hosted payload opportunities as government customers increasingly seek timely and cost efficient access to space, filling capacity gaps by co-locating their space assets on commercial satellites.

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

•	Expanded capacity to serve our faster-growth network services and government customers, particularly in emerging markets;

•	Expanded capacity at our most valuable regional video distribution neighborhoods;

•	Reduced risk of anomalies resulting from the replacement of satellites with known health issues;

•	A modest increase in the total amount of station-kept transponder capacity after the majority of the satellites in this program have been launched in 2013; and

•	A longer average remaining useful life of our satellite fleet.

Incorporate new technology into our core network to capture growth from new applications and next generation customer requirements

Our global scale, diversity, collection of spectrum rights, technical expertise and fully integrated hybrid network form a strategic platform that positions us to identify and capitalize on new opportunities in satellite services. Our fleet is large and diversified by coverage, manufacturer and age. As satellites reach the end of their service lives, we have an ongoing opportunity to refresh the technology we use to serve our customers, resulting in flexibility to address new opportunities as they are identified. Our newer assets, including our enhanced terrestrial network, IntelsatONESM , are used to address current market requirements, allowing older assets to be redeployed to serve legacy customer applications still efficiently served by those assets.

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

Opportunistically use acquisitions and creative business structures for cost-efficient growth and attractive returns

Our record of capitalizing on strategic growth opportunities through targeted acquisitions and business ventures is well established. In addition, we have demonstrated our ability to integrate acquisitions efficiently and quickly, due to our scale and our centralized satellite operations philosophy. In 2006, we completed the largest acquisition in the history of the FSS sector with our $6.4 billion acquisition of PanAmSat Holding Corporation (“PanAmSat”). In recent years, we have completed other, smaller transactions often involving single satellites with partners in diverse regions, such as JSAT International, Inc. (“JSAT”) in Asia, Telenor Inma AS (“Telenor”) in Europe, Convergence SPV, Ltd. (“Convergence Partners”) in Africa, and Corporativo W. Com S. de R.L. de C.V. (“Corporativo”) in Mexico. We will continue to evaluate potential asset purchases, joint ventures and creative business and financial structures that complement our global fleet, provide growth capacity and allow us to respond to customer needs.

Our Network

Our global network is comprised of 52 satellites and ground facilities, including teleports and leased fiber that support our commercial services and the operation and control of our satellites.

Our customers depend on our global communications network and our operational and engineering leadership. Highlights of our network include:

•	Prime orbital locations, reflecting a valuable portfolio of coordinated fixed satellite spectrum rights;

•	Highly reliable services, including network availability of 99.998% on station-kept satellites for the year ended December 31, 2010;

•	Flexibility to relocate satellites to other orbital locations as demand patterns change or in response to new customer requirements;

•	Design features and steerable beams on many of our satellites that enable us to reconfigure capacity to provide different areas of coverage; and

•	Resilience, with multiple satellites serving each region, allowing for improved restoration alternatives should a satellite anomaly occur.

As we design our new satellites, we work closely with our strategic customers to incorporate technology and service coverage that provides them with a cost-effective platform for their respective requirements.

The table below provides a summary of our satellite fleet as of December 31, 2010.

Satellite	Manufacturer		Orbital Location		Launch Date	Estimated End of Service Life(1)
Station Kept in Primary Orbital Role(2):
IS-701	SS/L	(3)	180°E		10/93	11/11
IS-702(4)	SS/L		66°E		6/94	12/11
IS-706	SS/L		72.1°E		5/95	10/11
IS-707	SS/L		307°E		3/96	1/13
IS-805	LMC	(5)	304.5°E		6/98	6/16
IS-7(6)	SS/L		68.65°E		9/98	11/13
IS-8	SS/L		166°E		11/98	1/14
Galaxy 11	BSS	(7)	32.8°E		12/99	4/15
IS-9	BSS		58°W		7/00	3/13
IS-12	SS/L		45°E		10/00	1/16
IS-10(6)(8)	BSS		68.5°E		5/01	2/14
IS-901	SS/L		342°E		6/01	6/19
IS-902	SS/L		62°E		8/01	8/19
IS-903	SS/L		325.5°E		3/02	4/19
IS-904	SS/L		60°E		2/02	1/20
IS-905	SS/L		335.5°E		6/02	6/20
Galaxy 3C	BSS		95.05°W		6/02	9/20
IS-906	SS/L		64.15°E		9/02	9/20
IS-907	SS/L		332.5°E		2/03	2/21
Galaxy 12	ORB	(9)	133°W		4/03	1/20
Galaxy 23(10)	SS/L		121°W		8/03	8/21
Galaxy 13/Horizons-1(11)	BSS		127°W		9/03	12/18
IS-10-02(12)	EADS Astrium		359°E		6/04	1/22
Galaxy 28	SS/L		89°W		6/05	10/22
Galaxy 14	ORB		125°W		8/05	12/20
Galaxy 15	ORB		Drift	(13)	10/05	10/22
Galaxy 16	SS/L		99°W		6/06	6/24
Galaxy 17	Thales	(14)	91°W		5/07	2/24
Horizons-2(15)	ORB		74.05°W		12/07	11/24
IS-11	ORB		317°E		10/07	10/23
Galaxy 18	SS/L		123°W		5/08	5/24
IS-25	SS/L		328.5°E		07/08	7/24
Galaxy 19	SS/L		97°W		9/08	9/24
IS-14	SS/L		315°E		11/09	11/25
IS-15	ORB		85.15°E		11/09	11/25
IS-16	ORB		58.1°W		2/10	2/26
IS-17(4)	SS/L		66°E		11/10	11/26
Station Kept in Secondary Orbital Role(16):
HGS-3	BSS		38°E		2/96	12/11
IS-709	SS/L		54.85°E		6/96	8/12
Galaxy 25	SS/L		93.1°W		5/97	5/15
IS-5	BSS		169°E		8/97	10/12
Galaxy 26	SS/L		50.75°E		2/99	3/11
Galaxy 27	SS/L		45.1°E		9/99	10/11
IS-1R	BSS		50°W		11/00	2/16

Satellite	Manufacturer		Orbital Location		Launch Date	Estimated End of Service Life(1)
Inclined Orbit:
IS-602	BSS		177.85	°E	10/89	9/12
Leasat F5(17)	BSS		72	°E	1/90	8/15
IS-603	BSS		348.5	°W	3/90	11/12
IS-601	BSS		47.5	°E	10/91	11/11
IS-2(18)	BSS		174	°E	7/94	1/11
IS-705(18)	SS/L		330.5	°E	3/95	1/11
IS-3R	BSS		81	°W	1/96	7/11
IS-24	IAI	(19)	47.3	°E	5/96	2/13
IS-26	BSS		50.3	°E	2/97	12/14
IS-801	LMC		330.5	°E	3/97	5/13

(1)	Engineering estimates of the service life as of December 31, 2010 as determined by remaining fuel levels, consumption rates and other considerations (including power) and assuming no relocation of the satellite.
(2)	Primary orbital roles are those that are populated with station-kept satellites, generally, but not always, in their initial service positions, and where our current expectation is to provide continuity of service over the long-term.
(3)	Space Systems/Loral, Inc.
(4)	During January 2011, IS-17 has replaced IS-702 operating at 66°E.
(5)	Lockheed Martin Corporation.
(6)	We expect IS-7 and IS-10 to be replaced by IS-20, which is expected to launch in 2012.
(7)	Boeing Satellite Systems, Inc., formerly Hughes Aircraft Company.
(8)	In the first quarter of 2010, IS-10 lost its secondary Xenon-Ion Propulsion System (“XIPS”) and is now operating on its backup bi-propellant system. The revised estimated end of service life is now estimated to be February 2014. See—Satellite Health and Technology—Other Anomalies for a discussion of propulsion system anomalies on our BSS 601 HP satellites.
(9)	Orbital Sciences Corporation.
(10)	EchoStar Communications Corporation owns all of this satellite’s Ku-band transponders and a portion of the common elements of the satellite.
(11)	Horizons Satellite Holdings, LLC (“Horizons”), our joint venture with JSAT, owns and operates the Ku-band payload on this satellite. We are the exclusive owner of the C-band payload.
(12)	Telenor owns 18 transponders (measured in equivalent 36 MHz transponders) of this satellite’s Ku-band payload.
(13)	This satellite was drifted to an interim orbital location in December 2010, while we concluded in-orbit testing. In February 2011, Galaxy 15 initiated a drift to 133.1°W and returned to service, initially as an in-orbit spare.
(14)	Thales Alenia Space.
(15)	Horizons owns and operates the payload on this satellite.
(16)	Secondary orbital roles are those where we intend to maintain the role and provide service through the deployment of station-kept satellites that are typically, but not always, relocated from initial service positions. Secondary orbital roles may from time to time be populated with inclined orbit satellites, depending upon the applications being serviced by that orbital location.
(17)	Leasat F5 provides services in the X-band and UHF-band frequencies for military applications.
(18)	IS-2 and IS-705 were decommissioned in January 2011.
(19)	Israel Aerospace Industries, Ltd.

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

•

Ka-band—very high power, very narrow beams facilitating use of very small transmit/receive antennae, but less reliable due to high transmission weather-related impairments. The Ka-band is utilized for various applications, including broadband services.

Substantially all of the station-kept satellites in our fleet are designed to provide capacity using the C- and/or Ku-bands of this spectrum.

A geosynchronous satellite is referred to as geostationary, or station-kept, when it is operated within an assigned orbital control, or station-keeping box, which is defined by a specific range of latitudes and longitudes. Geostationary satellites revolve around the earth with a speed that corresponds to that of the earth’s rotation and appear to remain above a fixed point on the earth’s surface at all times. Geosynchronous satellites that are not station-kept are in inclined orbit. The daily north south motion of a satellite in inclined orbit exceeds the specified range of latitudes of its assigned station-keeping box, and the satellite appears to oscillate slowly, moving above and below the equator every day. An operator will typically operate a satellite in inclined orbit toward the end of its service life because the operator is able to save significant amounts of fuel by not controlling the north-south position of the satellite and is thereby able to substantially extend the service life of the satellite. The types of services and customers that can access an inclined orbit satellite have traditionally been limited due to the movement of the satellite relative to a fixed ground antenna, however, recent technology innovations now allow the use of inclined orbit capacity for certain applications. As a result, we anticipate demand for inclined orbit capacity may increase over the next few years if these applications are successfully introduced. As of December 31, 2010, 10 of our satellites were operating in an inclined orbit, with most continuing to earn revenue beyond our original estimated life for each of these satellites.

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

As of December 31, 2010 our in-orbit fleet of satellites had 1,288 and 835 36-MHz equivalent transponders available for transmitting in the C-band and the Ku-band, respectively. These totals measure transponders on station-kept satellites. The average system fill factor for our satellites, which represents the percentage of our total available transponder capacity that is in use or that is reserved at a given time (including guaranteed reservations for service), was 78% as of December 31, 2010.

The design life of a satellite is the length of time that the satellite’s hardware is designed by the manufacturer to remain operational under normal operating conditions. In contrast, a satellite’s orbital maneuver life is the length of time the satellite has enough fuel to remain operational. A satellite’s service life is based upon fuel levels and other considerations, including power. Satellites launched in the recent past are generally expected to remain in service for the lesser of maneuver life or 16 years. Satellites typically have enough fuel to maintain between 16 and 18 years of station-kept operations. The average remaining service life of our satellites was approximately 8.5 years as of December 31, 2010 weighted on the basis of nominally available capacity for the station-kept satellites we own.

Planned Satellites

As of December 31, 2010 we had orders for the following 8 satellites including the Intelsat New Dawn satellite, of which 6 are replacement satellites. Generally, these satellites are being built over a period of three years. In the following table, a replacement satellite refers to a planned satellite of which certain customers may have the option of continuity of service between the existing satellite operating at the designated role and the planned satellite.

Satellite	Manufacturer	Role	Earliest Launch Date	Expected Launch Provider
IS-18	Orbital	Replacement satellite for IS-701 located at 180°E.	2H 2011	Land Launch

IS-19	SS/L	Replacement satellite for IS-8 located at 166°E.	Q1 2012	Sea Launch

IS-20	SS/L	Replacement satellite for IS-10 and IS-7 co-located at 68.5°E.	Q2 2012	Arianespace

IS-21	Boeing	Replacement satellite for IS-9 located at 302°E.	Q2 2012	Sea Launch

IS-22	Boeing	Satellite that includes a specialized UHF communications payload built in connection with an agreement with the Australian Defense Force. To be located at 72°E.	Q1 2012	Proton

IS-23	Orbital	Replacement satellite for IS-707 located at 307°E.	Q1 2012	Proton

IS-27	Boeing	Replacement satellite for IS-805 located at 304.5°E.	Q4 2012	TBD

Intelsat New Dawn	Orbital	New satellite of our New Dawn joint venture expected to serve Africa. To be located at 33°E.	Q1 2011	Arianespace

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

Our satellite operations centers use a network of ground facilities to perform their functions. This network includes 22 earth stations (“TT&C stations”) that provide tracking, telemetry and control (“TT&C”) services for our satellites and various other earth stations worldwide. Through our ground facilities, we constantly monitor signal quality, protect bandwidth from piracy or other interference and maintain customer installed equipment.

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

We have invested heavily in our fully integrated IntelsatONESM terrestrial network which complements our satellite network. Our network includes teleport, leased fiber and network performance monitoring systems and enables us to provide end-to-end managed solutions to our customers. In addition to leased fiber connecting high-density routes, our ground network also features strategically located points of presence, which are drop-off points for our customers’ traffic that are close to major interconnection hubs for telecommunications applications, video transmissions and trunking to the Internet backbone. Our terrestrial network is an all IP network environment that results in improved ground support of high bandwidth applications such as HD video. The CISCO-based network architecture allows us to converge our media and network services terrestrial network infrastructures, resulting in reduced costs, and provides opportunities for generating additional revenue from existing and new customers by bundling combinations of media and network services products that can be offered through a single access circuit into our network.

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

As of December 31, 2010, five of the satellites in our fleet were covered by in-orbit insurance. In-orbit insurance coverage may initially be for an amount comparable to launch insurance levels, generally decreases over time and is typically based on the declining book value of the satellite. We do not currently insure against lost revenue in the event of a total or partial loss of a satellite.

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

Sales, Marketing and Distribution Channels

Our company tagline, “Closer, by far,” describes the close working relationship we strive to build with our customers. Our Intelsat Global Sales & Marketing Ltd. subsidiary (“Intelsat Global Sales”), located in London, England, is our global sales and marketing headquarters. In addition, we have established local sales and marketing support offices in the following countries around the world:

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

Satellite Health and Technology

Our satellite fleet is diversified by manufacturer and satellite type, and as a result, our fleet is generally healthy, with 99.998% availability of station-kept satellite capacity during the year ended December 31, 2010. We have experienced some technical problems with our current fleet but have been able to minimize the impact of these problems on our customers, our operations and our business in recent years. Many of these problems have been component failures and anomalies that have had little long-term impact to date on the overall transponder availability in our satellite fleet. All of our satellites have been designed to accommodate an anticipated rate of equipment failures with adequate redundancy to meet or exceed their orbital design lives, and to date, this redundancy design scheme has proven effective. After each anomaly we have generally restored services for our customers on the affected satellite, provided alternative capacity on other satellites in our fleet, or provided capacity that we purchased from other satellite operators.

Significant Anomalies

On November 28, 2004, our Galaxy 27 satellite experienced a sudden anomaly in its north electrical distribution system which resulted in the loss of control of the satellite and the interruption of customer services on the satellite. Galaxy 27 is a FS 1300 series satellite manufactured by SS/L. Our engineers were able to regain command and control of Galaxy 27, and it was placed back in service, with reduced payload capacity, following operational testing. We have determined that the north electrical distribution system on Galaxy 27 and the communications capacity associated with it are not operational, and the satellite has lost redundancy in nearly all of its components. As a result, Galaxy 27 faces an increased risk of loss in the future. As of December 31, 2010, a substantial subset of Galaxy 27’s transponders, which are all powered by the south electrical distribution system, have been tested, are performing normally and are available for service to our customers. Some of these transponders are currently being used by our customers.

On January 14, 2005, our IS-804 satellite experienced a sudden and unexpected electrical power system anomaly that resulted in the total loss of the satellite. IS-804 was a Lockheed Martin 7000 series (the “LM 7000 series”) satellite, and as of December 31, 2010 we operated two other satellites in the LM 7000 series, IS-801 and IS-805. Of these two satellites, only IS-805 remains in a primary orbital role. Based on the report of the failure review board that we established with Lockheed Martin Corporation, we believe that the IS-804 failure was not likely to have been caused by an IS-804 specific workmanship or hardware element, but was most likely caused by a high current event in the battery circuitry triggered by an electrostatic discharge that propagated to cause the sudden failure of the high voltage power system. We therefore believe that although this risk exists for our other LM 7000 series satellites, the risk of any individual satellite having a similar anomaly is low.

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

With respect to both the Galaxy 27 and Galaxy 26 anomalies, the failure review boards that we established with SS/L identified the likely root cause of the anomalies as a design flaw which is affected by a number of parameters and in some extreme cases can result in an electrical system anomaly. The design flaw also exists on IS-8. This satellite has been in service since November 1998 and has not experienced an electrical system anomaly. Along with the manufacturer, we continually monitor this problem and we have ordered a replacement for IS-8 expected to be launched in 2011.

On April 5, 2010, our Galaxy 15 satellite experienced an anomaly resulting in our inability to command the satellite. We transitioned all media traffic on this satellite to our Galaxy 12 satellite, which was our designated in-orbit spare satellite for the North America region. Galaxy 15 is a Star-2 satellite manufactured by Orbital Sciences Corporation. On December 23, 2010, we recovered command of the spacecraft and we began diagnostic testing and uploading of software updates that protect against future anomalies of this type. Galaxy 15 was drifted to an interim orbital location where we concluded our in-orbit testing to confirm the functionality of every aspect of the spacecraft, a critical phase that our satellite engineering and operations team was managing. In February 2011, Galaxy 15 initiated a drift to 133.1°W and returned to service, initially as an in-orbit spare.

Other Anomalies

We have also identified three other types of common anomalies among the satellite models in our fleet, which have had an operational impact in the past and could, if they materialize, have an impact in the future. These are:

•	failure of the on-board satellite control processor (“SCP”) in Boeing 601 (“BSS 601”) satellites;

•	failure of the on-board XIPS used to maintain the in-orbit position of Boeing 601 High Power Series (“BSS 601 HP”) satellites; and

•	accelerated solar array degradation in early Boeing 702 (“BSS 702”) satellites.

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

On February 1, 2010 our IS-4 satellite experienced an anomaly of its backup SCP which caused this satellite to be deemed unrecoverable. Launched in 1995, IS-4 was expected to reach its end of service life later in 2010. IS-4 had previously experienced the failure of its primary SCP and was operating on its backup SCP.

As of December 31, 2010, we operated four BSS 601 satellites: HGS-3, which is utilized by a third-party, IS-2, IS-3R, and IS-26. These satellites have been identified as having heightened susceptibility to the SCP problem. IS-2 was decommissioned in January 2011. IS-3R and IS-26 have been in continuous operation since 1996 and 1997, respectively. Both primary and backup SCPs on these satellites are monitored regularly and remain fully functional. Accordingly, we believe it is unlikely that additional SCP failures will occur; however, should they occur, we do not anticipate an interruption in business or early replacement of these satellites as a result.

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

As of December 31, 2010, we operated four BSS 601 HP satellites, IS-5, IS-9, IS-10 and Galaxy 13/Horizons-1. IS-5 and Galaxy 13/Horizons-1 continue to have both XIPS available as their primary propulsion system. IS-9 and IS-10 have experienced the failure of both XIPS and are operating on their backup bi-propellant systems. These two satellites are expected to be replaced by 2012. Our BSS 601 HP satellites had available bi-propellant fuel for a range of approximately two to eight years from December 31, 2010. No assurance can be given that we will not have further XIPS failures that result in shortened satellite lives. We have decommissioned three satellites that had experienced failure of both XIPS. IS-6B was replaced by IS-11 during the first quarter of 2008, Galaxy 10R was replaced by Galaxy 18 during the second quarter of 2008, and Galaxy 4R was decommissioned in March 2009.

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

As of December 31, 2010, we operated three BSS 702 satellites, two of which are affected by accelerated solar array degradation, Galaxy 11 and IS-1R. Service to customers has not been affected, and we expect that both of these satellites will continue to serve customers until we replace or supplement them with new satellites. Along with the manufacturer, we continually monitor the problem to determine its cause and its expected effect. Due to this continued degradation, Galaxy 11’s estimated end of service life is April 2015 and IS-1R’s estimated end of service life is February 2016. IS-1R is currently operating in a secondary orbital role. Galaxy 11 is currently operating in a primary orbital role, bridging service until the arrival of the New Dawn satellite, which is scheduled to enter service in the second quarter of 2011. The third BSS 702 satellite that we operated as of December 31, 2010, Galaxy 3C, was launched after the solar array anomaly was identified, and it has a substantially different solar array design intended to eliminate the problem. This satellite has been in service since September 2002 and has not experienced similar degradation problems.

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

U.S. Government Regulation

FCC Regulation. Almost all of the satellites in our current constellation are licensed and regulated by the Federal Communications Commission, or the FCC. We have final or temporary FCC authorization for all of our U.S.-licensed operating satellites. FCC satellite licenses typically have a fifteen-year term. At the end of a license term, we can request an extension to continue operating a satellite. In addition, our FCC satellite licenses which relate to use of those orbital locations and associated frequencies that were transferred to the United States at the time of our privatization in July 2001 are conditioned on our remaining a signatory to the Public Services Agreement with the International Telecommunications Satellite Organization described below under—Our History—The Privatization. Furthermore, any transfer of these licenses by us to a third party or a successor-in-interest is only permitted if such third party or successor-in-interest has undertaken to perform our obligations under the Public Services Agreement.

Changes to our satellite system generally require prior FCC approval. From time to time, we have pending applications for permanent or temporary changes in orbital locations, frequencies and technical design. From time to time, we also file applications for replacement or additional satellites. Replacement satellite applications are eligible for streamlined processing if they seek authority for the same orbital location, frequency bands and coverage area as an existing satellite and will be brought into use at approximately the same time, but no later than, the existing satellite is retired. In the case of additional FSS geostationary satellites, the FCC processes requests for new orbital locations or frequencies on a first come, first served basis and requires licensees to post a $3.0 million bond and to comply with a schedule of progress “milestones,” establishing deadlines to sign a satellite construction contract; complete critical design review; begin spacecraft construction; and launch and operate the satellite. Upon an FCC determination that each milestone has been completed, the amount of the bond is reduced by $750,000. A satellite licensee not satisfying a milestone will lose its license and must forfeit the remaining amount on its bond absent circumstances warranting a milestone extension under the FCC’s rules and policies.

We hold other FCC licenses, including earth station licenses associated with technical facilities located in several states and in Washington, D.C. We must pay FCC filing fees in connection with our space station and earth station applications, and we must also pay annual regulatory fees to the FCC. Violations of the FCC’s rules can result in various sanctions including fines, loss of authorizations or the denial of applications for new authorizations or the renewal of existing authorizations.

We are not regulated as a common carrier for most of our activities. Therefore, we are not subject to rate regulation or the obligation not to discriminate among customers and we operate most of our activities with minimal governmental scrutiny of our business decisions. One of our subsidiaries is regulated as a common carrier. Common carriers are subject to FCC requirements, which include: traffic and revenue reports, international circuit status reports, international interconnected private line reports, notification and approval for foreign carrier affiliations, filing of contracts with international carriers, annual financial reports, equal employment opportunity reports, assistance for law enforcement and maintenance of customer billing records for 18 months. We currently qualify for exemptions from several of these reporting requirements.

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

Papua New Guinea Regulation. The Papua New Guinea Telecommunication Authority (“PANGTEL”) is the licensing jurisdiction for our use of the C-band payload on the Galaxy 23 satellite. We are required to pay fees to PANGTEL in connection with our use of this orbital location. In 2003, the FCC added this C-band payload to its “Permitted Space Station List,” enabling use of the payload to provide non-DTH services in the United States,

German Regulation. We hold licenses for several earth stations in Germany, as well as authorizations to operate the IS-12, IS-601, Galaxy 27 and IS-24 satellites.

South African Regulation. We hold a license for an earth station in South Africa.

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

Employees

As of December 31, 2010, we had 1,117 full-time regular employees. These employees consisted of:

•	531 employees in engineering, operations and related information systems;

•	278 employees in finance, legal, corporate information systems and other administrative functions;

•	211 employees in sales, marketing and strategy; and

•	97 employees in support of government sales and marketing.

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

Upon our privatization, each Signatory and Investing Entity that executed and delivered the required privatization agreements, including a shareholders agreement, received shares in Intelsat, Ltd. in proportion to its investment share in the IGO. The IGO, referred to post-privatization as the International Telecommunications Satellite Organization (“ITSO”), continues to exist as an intergovernmental organization and will continue to exist as such for a period of at least 12 years after July 18, 2001, and then may be terminated by a decision of a governing body of ITSO called the Assembly of Parties. Pursuant to a Public Services Agreement among ITSO and Intelsat, Ltd. and certain of our subsidiaries, we have an obligation to provide our services in a manner consistent with the core principles of global coverage and connectivity, lifeline connectivity and non-discriminatory access, and ITSO monitors our implementation of this obligation. These core principles are described below under—Certain Customer Service Agreements—Novation Agreements—Certain Customer Service Agreements—Lifeline Connectivity Obligation Contracts.

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

The PanAmSat Acquisition Transactions

On August 28, 2005, Intelsat (Bermuda), Ltd. (“Intelsat Bermuda”), our direct wholly-owned subsidiary now known as Intelsat (Luxembourg) S.A., PanAmSat and Proton Acquisition Corporation, a wholly-owned subsidiary of Intelsat Bermuda, signed a definitive merger agreement pursuant to which Intelsat Bermuda acquired all of the outstanding equity interests in PanAmSat for $25.00 per common share in cash, or approximately $3.2 billion in the aggregate (plus approximately $0.00927 per share as the pro rata share of undeclared regular quarterly dividends). Upon completion of the acquisition on July 3, 2006, PanAmSat and Intelsat Sub Holdco became separate direct or indirect wholly-owned subsidiaries of Intelsat Bermuda. As part of this transaction, approximately $3.2 billion in existing debt of PanAmSat and its subsidiaries was either refinanced or remained outstanding. The acquisition and the related transactions are referred to collectively as the PanAmSat Acquisition Transactions. Concurrently with the PanAmSat Acquisition Transactions, Intelsat General, the entity that operates our government services business, purchased the government services business of PanAmSat.

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

Our customers generally obtain satellite capacity from us by placing an order pursuant to one of several master customer service agreements. These agreements offer different service types, including transponder services, managed services, mobile satellite services and channel. For a description of these service types and a breakdown of our revenue by service type, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenue and —Results of Operations.

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

Novation Agreements

Each Intelsat novation agreement sets forth the terms and conditions upon which the service commitments entered into prior to the privatization are provided and the same terms and conditions generally apply to all customer service commitments transferred by the IGO pursuant to a novation agreement. Certain outstanding customer commitments represented in our December 31, 2010 backlog are covered by novation agreements.

Lifeline Connectivity Obligation Contracts

In connection with our privatization, customers that novated service commitments and that met specified eligibility criteria had the option of entering into LCO contracts. An LCO contract provides price and capacity protection for a covered service commitment until the earlier of July 18, 2013 or the expiration of the commitment, which may be renewed as many times as required up to July 18, 2013 at a price no higher than the price charged for that service on the privatization date. Our customers cannot elect to receive LCO protection on contracts effective after the privatization date, except in limited circumstances. As of December 31, 2010, approximately 1.2% of the outstanding customer commitments in our backlog were LCO-protected. The LCO contracts obligate us, in some circumstances, to reduce the prices we charge for covered service commitments, based on the cumulative price increases and decreases of our non-LCO protected service commitments against a specified pricing index calculated annually on July 18. Because the cumulative decrease in pricing to non-LCO customers through July 18, 2010 has been less than 15%, we have not as of yet been required to reduce prices for our LCO-protected service commitments.

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

We rely on a limited number of customers to provide a substantial portion of our revenue and contracted backlog. For the combined year ended December 31, 2008 and the years ended December 31, 2009 and 2010, our ten largest customers and their affiliates represented approximately 20%, 20% and 21% of our revenue, respectively. The loss of, or default by, one or more of these customers could significantly affect our revenue and operating margins.

Some customers have in the past defaulted and, although we monitor our larger customers’ financial performance and seek deposits, guarantees and other methods of protection against default where possible, our customers may in the future default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Defaults by any of our larger customers or by a group of smaller customers who, collectively, represent a significant portion of our revenue could adversely affect our revenue, operating margins and cash flows. If our backlog is reduced due to the financial difficulties of our customers, our revenue, operating margins and cash flows would be further negatively impacted.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.

As of December 31, 2010, on a pro forma basis after giving effect to the 2011 Refinancing, as defined below in Item 7—Management’s Discussion and Analysis of Financial Position and Results of Operations, (a) Intelsat Sub Holdco and its subsidiaries had approximately $8.4 billion principal amount of total third-party debt (including the guarantee by Intelsat Sub Holdco and certain of its subsidiaries of the Intelsat Jackson Secured Credit Agreement, as defined below in Item 7—Management’s Discussion and Analysis of Financial Position and Results of Operations, Intelsat Jackson’s senior unsecured credit agreement dated February 2, 2007 (the “2007 Intelsat Jackson Senior Unsecured Credit Agreement”) and senior unsecured credit agreement dated July 1, 2008 (the “2008 Intelsat Jackson Senior Unsecured Credit Agreement” and, together with the 2007 Intelsat Jackson Senior Unsecured Credit Agreement, the “Intelsat Jackson Unsecured Credit Agreements”) and Intelsat Jackson’s 9   1/4% Senior Notes due 2016, 9  1/2% Senior Notes due 2016, 8  1/2% Senior Notes due 2019 and 7  1/4% Senior Notes due 2020) on a consolidated basis, (b) Intermediate Holdco and its subsidiaries had approximately $8.9 billion principal amount of total third-party debt on a consolidated basis (including its guarantee of the indebtedness noted in (a) above), (c) Intelsat Jackson had approximately $10.3 billion principal amount of total third-party debt on a consolidated basis, approximately $3.3 billion of which was secured debt, (d) Intelsat Luxembourg had approximately $15.5 billion principal amount of total third-party debt on a consolidated basis, and (e) Intelsat S.A. had approximately $16.3 billion principal amount of total third-party debt on a consolidated basis. In addition, as of December 31, 2010, on a pro forma basis after giving effect to the 2011 Refinancing, Intelsat Jackson had $462.2 million (net of standby letters of credit) of availability under the Intelsat Jackson Secured Credit Agreement, which was an obligation of Intelsat Jackson and its guarantors.

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

The terms of the Intelsat Jackson Secured Credit Agreement, the Intelsat Jackson Unsecured Credit Agreements, the indentures governing our existing notes and the terms of our other indebtedness may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The Intelsat Jackson Secured Credit Agreement, the Intelsat Jackson Unsecured Credit Agreements, the indentures governing our existing notes and the terms of our other outstanding indebtedness contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants imposing significant operating and financial restrictions on Intelsat S.A. and some or all of its subsidiaries, including restrictions that may limit our ability to engage in acts that may be in our long-term best interests.

In addition, the Intelsat Jackson Secured Credit Agreement requires Intelsat Jackson to use a portion of the proceeds of certain asset sales, in excess of a specified amount, that are not reinvested in its business to repay indebtedness under the agreement.

The Intelsat Jackson Secured Credit Agreement, the Intelsat Jackson Unsecured Credit Agreements, and the indentures governing our existing notes include covenants restricting, among other things, the ability of Intelsat S.A. or its subsidiaries to:

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

These covenants are subject to a number of qualifications and exceptions. The operating and financial restrictions and covenants in our existing debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. A breach of any of the restrictive covenants under the Intelsat Jackson Secured Credit Agreement could result in a default under the agreement. If any such default occurs, the lenders under the Intelsat Jackson Secured Credit Agreement may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, enforce their security interest or require us to apply all available cash to repay these borrowings. If this occurred under the Intelsat Jackson Secured Credit Agreement, this would result in an event of default under our existing notes and the Intelsat Jackson Unsecured Credit Agreements. The lenders under the Intelsat Jackson Secured Credit Agreement will also have the right in these circumstances to terminate any commitments they have to fund further borrowings. If Intelsat Jackson was unable to repay outstanding borrowings when due, the lenders under the Intelsat Jackson Secured Credit Agreement would have the right to proceed against the collateral granted to them to secure the debt owed to them. If the repayment of the debt under Intelsat Jackson Secured Credit Agreement were to be accelerated, our assets might not be sufficient to repay such debt in full or to repay the notes and our other debt.

Our business is capital intensive, and we may not be able to raise adequate capital to finance our business strategies, or we may be able to do so only on terms that significantly restrict our ability to operate our business.

Implementation of our business strategy requires a substantial outlay of capital. As we pursue our business strategies and seek to respond to opportunities and trends in our industry, our actual capital expenditures may differ from our expected capital expenditures and there can be no assurance that we will be able to satisfy our capital requirements in the future. We currently expect that the majority of our liquidity requirements in 2011 will be satisfied by cash on hand, cash generated from our operations and borrowings under our revolving credit facility. However, if we determine we need to obtain additional funds through external financing and are unable to do so, we may be prevented from fully implementing our business strategy.

The availability and cost to us of external financing depend on a number of factors, including general market conditions, our financial performance and our credit rating. Both our credit rating and our ability to obtain financing generally may be influenced by the supply and demand characteristics of the telecommunications sector in general and of the FSS sector in particular. Declines in our expected future revenue under contracts with customers and challenging business conditions faced by our customers are among factors that may adversely affect our credit. Other factors that could impact our credit include the amount of debt in our current capital structure, activities associated with our strategic initiatives, our expected future cash flows and the capital expenditures required to execute our business strategy. The overall impact on our financial condition of any transaction that we pursue may be negative or may be negatively perceived by the financial markets and ratings agencies and may result in adverse rating agency actions with respect to our credit rating. A disruption in the capital markets, a deterioration in our financial performance or a credit rating downgrade could limit our ability to obtain financing or could result in any such financing being available only at greater cost or on more restrictive terms than might otherwise be available. Our credit rating was downgraded by Moody’s Investor Services Inc. in June 2006, in January 2008, in February 2009 and again in October 2009 and by Standard & Poor’s Ratings Group, or S&P, in June 2006, June 2007, February 2008 (but only with respect to one tranche of our debt) and again in October 2009. Our debt agreements also impose restrictions on our operation of our business and could make it more difficult for us to obtain further external financing if required. See—The terms of Intelsat Jackson Secured Credit Agreement, the Intelsat Jackson Unsecured Credit Agreements, the indentures governing our existing notes and the terms of our other indebtedness may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

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

Intelsat S.A. and certain of its subsidiaries are Luxembourg-based companies and are subject to Luxembourg taxation for corporations. We believe that a significant portion of the income derived from our communications network will not be subject to tax in Luxembourg, or in other countries in which we conduct activities or in which our customers are located, including the United States and the United Kingdom. However, this belief is based on the anticipated nature and conduct of our business, which may change, and on our current position under the tax laws of the countries in which we have assets or conduct activities. This position is subject to review and possible challenge by taxing authorities and to possible changes in law that may have a retroactive effect. For example, Intelsat S.A. and its non-U.S. subsidiaries intend to conduct their operations (and believe they have conducted their operations to date) so that Intelsat S.A. and its non-U.S. subsidiaries will not be (and have not been) engaged in a trade or business within the United States, will not earn (and have not earned) income effectively connected with such a business that would be subject to U.S. federal income tax and will not be subject (and have not been subject) to significant U.S. withholding tax. However, the U.S. Internal Revenue Service may conclude that Intelsat S.A. and/or its non-U.S. subsidiaries have engaged in a trade or business within the United States and/or have been subject to significant U.S. withholding tax. Such a determination could result in a substantial unanticipated tax liability for us. In addition, legislation is proposed from time to time in various jurisdictions, relating to changes in laws which, if enacted, could have a material adverse effect on our results of operations.

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

Our Galaxy 26 and Galaxy 27 satellites experienced sudden anomalies in their electrical distribution systems that resulted in the loss of control of the satellites and the interruption of customer services on the satellites in June 2008 and November 2004, respectively. We believe the likely root cause of the anomalies is a design flaw that is affected by a number of parameters and in some extreme cases can result in an electrical system anomaly. This design flaw exists on three of our satellites, Galaxy 27, Galaxy 26 and IS-8.

Our Galaxy 15 satellite experienced an anomaly in April 2010 resulting in our inability to command the satellite. We transitioned all media traffic on this satellite to our Galaxy 12 satellite, which was our designated in-orbit spare satellite for the North America region. Galaxy 15 is a Star-2 satellite manufactured by Orbital Sciences Corporation. On December 23, 2010, we recovered command of the spacecraft and subsequently completed diagnostic testing and uploading of software updates that protect against future anomalies of this type. In February 2011, Galaxy 15 initiated a drift to 133.1°W and returned to service, initially as an in-orbit spare.

We may also experience additional anomalies relating to the failure of the SCP in certain of our BSS 601 satellites, various anomalies associated with XIPS in our BSS 601 HP satellites or a progressive degradation of the solar arrays in certain of our BSS 702 satellites.

Three of the BSS 601 satellites that we operated in the past, as well as BSS 601satellites operated by others, have experienced a failure of the primary and backup SCPs. On February 1, 2010 our IS-4 satellite experienced an anomaly of its backup SCP and was taken out of service. This event did not have a material impact on our operations or financial results.

Certain of the BSS 601 HP satellites have experienced various problems associated with their XIPS. We currently operate four satellites of this type, two of which have experienced failures of both XIPS. We may in the future experience similar problems associated with XIPS or other propulsion systems on our satellites.

Two of the three BSS 702 satellites that we operate, as well as BSS 702 satellites of a similar design operated by others, have experienced a progressive degradation of their solar arrays causing a reduction in output power. Along with the manufacturer, we continually monitor the problem to determine its cause and its expected effect. The power reduction may require us to permanently turn off certain transponders on the affected satellites to allow for the continued operation of other transponders, which could result in a loss of revenues, or may result in a reduction of the satellite’s service life. In 2004, based on a review of available data, we reduced our estimate of the service lives of both satellites due to the continued degradation.

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

Since 1975, we and the entities we have acquired have launched 107 satellites. Eight of these satellites were destroyed as a result of launch failures. In addition, certain launch vehicles that we have used or are scheduled to use have experienced launch failures in the past. Launch failure rates vary according to the launch vehicle used.

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

There are a limited number of companies that we are able to use to launch our satellites and a limited number of commercial satellite launch opportunities available in any given time period. Adverse events with respect to our launch service providers, such as satellite launch failures or financial difficulties (which some of these providers have previously experienced), could result in increased costs or delays in the launch of our satellites. We have paid funds to certain of these providers for future launch services. General economic conditions may also affect the ability of launch providers to provide launch services on commercially reasonable terms or to fulfill their obligations in terms of launch dates, pricing, or both. In the event that our launch service providers are unable to fulfill their obligations, we may have difficulty procuring alternative services in a timely manner and may incur significant additional expenses as a result. Any such increased costs and delays could have a material adverse effect on our business, operating results and financial condition.

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

To participate in classified U.S. government programs, we sought and obtained security clearances for one of our subsidiaries from the U.S. Department of Defense as required under the national security laws and regulations of the United States by entering into a proxy agreement with the U.S. government. If we do not maintain these security clearances, we will not be able to perform our obligations under any classified U.S. government contracts to which our subsidiary is a party. The U.S. government would have the right to terminate our contracts requiring access to classified information and we will not be able to enter into new classified contracts. As a result, our business could be materially adversely affected. Further, if we materially violate the terms of the proxy agreement, which limits our ability to control the operations of this subsidiary, the subsidiary holding the security clearances may be suspended or debarred from performing any government contracts, whether classified or unclassified.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We own the two facilities in which most of our operations and employees are located in Washington, D.C. and Ellenwood, Georgia. We own the Washington, D.C. building where our administrative headquarters and primary satellite operations center are located. The land that underlies this building is leased from the U.S. government pursuant to a lease that expires in 2081. The building has approximately 917,000 gross square feet, of which approximately 546,500 square feet is used for office space and satellite operations facilities. See Item 1—Business—Our Network—Network Operations and Current Ground Facilities for descriptions of these facilities. The building also houses the majority of our sales and marketing support staff and other administrative personnel. We also lease approximately 29,699 square feet in Bethesda, Maryland where the employees of our Intelsat General subsidiary are located.

We also own a facility in Ellenwood, Georgia in which our primary customer service center is located. The facility has approximately 129,000 square feet of office space and operations facilities, which are based in two buildings and multiple antenna shelters on the property. See Item 1—Business—Our Network—Network Operations and Current Ground Facilities for a description of this facility.

Our backup satellite operations center is located at a facility that we own in Long Beach, California, which includes approximately 68,875 square feet for administrative and operational facilities. Our current plan is to lease a significant portion of this facility to third parties.

We use a worldwide ground network to operate our satellite fleet and to manage the communications services that we provide to our customers. This network is comprised of 51 owned and leased earth station and teleport facilities around the world, including 22 earth stations that perform TT&C services.

The seven TT&C earth stations in our ground network that we own are located in Hagerstown, Maryland, in Ellenwood, Georgia, in Fillmore, Napa and Riverside, California, in Paumalu, Hawaii and in Fuchsstadt, Germany. We lease facilities at 15 other locations for satellite operations. We also contract with the owners of some of these facilities for the provision of additional services. The locations of other earth stations in our ground network include Argentina, Australia, Bahrain, China, India, Israel, Kazakhstan, Kenya, Mongolia, the Netherlands, New Zealand, Nigeria, South Korea, South Africa, French Polynesia, Taiwan, Uruguay and the United Arab Emirates. Our network also consists of the leased communications links that connect the earth stations to our satellite operations center located at our Washington, D.C. building and to our back-up operations facility.

In addition to providing TT&C services for the operation of our satellite fleet, we own and lease facilities in order to provide teleport services to our customers. We own seven teleports in Riverside, Napa and Fillmore, California, in Ellenwood, Georgia, in Paumalu, Hawaii, in Hagerstown, Maryland and in Fuchsstadt, Germany. We lease teleport facilities at a number of other U.S. and international locations, including Castle Rock, Colorado, Australia, Cyprus, Hong Kong, Kuwait, South Korea, the United Arab Emirates and the United Kingdom.

We have established points of presence connected by leased fiber at key traffic exchange points around the world, including Atlanta, Los Angeles, New York, McLean, Virginia, Hong Kong, and London. We lease our facilities at these traffic exchange points. We have also established video points of presence connected by leased fiber at key video exchange points around the world, including Los Angeles, Denver, New York, Washington, D.C. and London. We lease our facilities at these video exchange points. We use our teleports and points of presence in combination with our satellite network to provide our customers with managed data and video services.

We lease office space in Luxembourg, London, England, and Wilton, Connecticut. Our Luxembourg office serves as the headquarters for Intelsat Global, Intelsat Global Subsidiary, Intelsat Holdings, Intelsat S.A., Intelsat Luxembourg, Intelsat Jackson, Intermediate Holdco and Intelsat Sub Holdco. Prior to the Migration, the headquarters of these companies was located in Bermuda. Our London office houses the employees of Intelsat Global Sales, our sales and marketing subsidiary, administrative support offices and functions as our global sales headquarters. The Wilton, Connecticut office formerly housed the administrative functions of the prior PanAmSat business. This facility is under a lease set to expire in 2011, and we subleased this space to third parties beginning in mid-2007, when we discontinued our operations at this facility under our integration plans.

We also lease office space in New York, Florida, Delaware, Australia, Brazil, China, Hong Kong, France, Germany, India, Japan, Mexico, Singapore, South Africa and the United Arab Emirates for our local sales and marketing and administrative support offices.

Item 3.	Legal Proceedings

We are subject to litigation in the ordinary course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable.

Item 6.	Selected Financial Data

The following selected historical consolidated financial data should be read in conjunction with, and is qualified by reference to, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and their notes included elsewhere in this Annual Report. The consolidated statement of operations data and consolidated cash flow data for the period January 1, 2008 to January 31, 2008 (predecessor entity), the period February 1, 2008 to December 31, 2008 (successor entity) and the years ended December 31, 2009 and 2010, and the consolidated balance sheet data as of December 31, 2009 and 2010 have been derived from consolidated financial statements audited by KPMG LLP, an independent registered public accounting firm, included elsewhere in this Annual Report. The consolidated statement of operations data and consolidated cash flow data for the years ended December 31, 2006 and 2007, and the consolidated balance sheet data as of December 31, 2006, 2007 and 2008 have been derived from consolidated financial statements that are not included in this Annual Report.

	Predecessor Entity			Successor Entity
	Year Ended December 31,		January 1 to January 31, 2008	February 1 to December 31, 2008	Year Ended December 31,
	2006	2007			2009	2010
	(in thousands)
Consolidated Statement of Operations Data
Revenue	$1,662,666	$2,183,079	$190,261	$2,174,640	$2,513,039	$2,544,652
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	274,280	323,557	25,683	337,466	401,826	413,400
Selling, general and administrative	198,189	238,490	18,485	182,957	259,944	220,207
Depreciation and amortization	701,517	784,120	64,157	795,663	804,037	798,817
Restructuring and transaction costs	26,452	9,258	313,102	1,926	—	—
Impairment of asset value	48,974	—	—	390,444	499,100	110,625
Losses on derivative financial instruments	11,731	11,699	11,431	155,305	2,681	89,509

Total operating expenses	1,261,143	1,367,124	432,858	1,863,761	1,967,588	1,632,558

Income (loss) from operations	401,523	815,955	(242,597)	310,879	545,451	912,094
Interest expense, net	724,141	954,607	80,275	1,295,458	1,362,823	1,379,019
Gain (loss) on early extinguishment of debt	—	(38,143)	—	576	4,697	(76,849)
Other income (expense), net	(27,246)	(137)	535	(11,957)	42,013	9,627

Loss before income taxes	(349,864)	(176,932)	(322,337)	(995,960)	(770,662)	(534,147)
Provision for (benefit from) income taxes	18,850	14,957	(10,476)	(109,561)	11,399	(26,378)

Net loss	(368,714)	(191,889)	(311,861)	(886,399)	(782,061)	(507,769)
Net loss attributable to noncontrolling interest	—	—	—	93	369	2,317

Net loss attributable to Intelsat S.A.	$(368,714)	$(191,889)	$(311,861)	$(886,306)	$(781,692)	$(505,452)

Consolidated Cash Flow Data
Net cash provided by operating activities	$448,556	$557,021	$19,619	$876,143	$873,656	$1,018,218
Net cash used in investing activities	(3,304,607)	(540,988)	(24,701)	(409,897)	(947,095)	(954,614)
Net cash provided by (used in) financing activities	3,079,761	(173,602)	(22,304)	(1,504,431)	73,001	150,698
Other Data
Capital expenditures	$152,086	$543,612	$24,701	$397,759	$943,133	$982,127

	Predecessor Entity		Successor Entity
	As of December 31,		As of December 31,
	2006	2007	2008	2009	2010
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$583,656	$426,569	$470,211	$477,571	$692,930
Satellites and other property and equipment, net	4,729,135	4,586,348	5,339,671	5,781,955	5,997,283
Total assets	12,401,408	12,053,332	17,657,332	17,342,935	17,592,367
Total debt	11,279,615	11,265,404	14,873,333	15,320,699	15,916,625
Shareholder’s equity (deficit)	(541,341)	(722,384)	504,347	(210,763)	(698,941)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The 2011 Reorganization and 2011 Refinancing

On January 12, 2011, certain of our subsidiaries completed a series of internal transactions and related steps that reorganized the ownership of our assets among our subsidiaries and effectively combined the legacy businesses of Intelsat Sub Holdco and Intelsat Corp in order to simplify our operations and enhance our ability to transact business in an efficient manner (the “2011 Reorganization”). Also on January 12, 2011, Intelsat Jackson entered into a Credit Agreement (the “Intelsat Jackson Secured Credit Agreement”), and borrowed $3.25 billion under a term loan facility. Part of the net proceeds of the term loan, amounting to $2.4 billion, were contributed or loaned to Intelsat Corp, which used such funds to repay its existing indebtedness under Intelsat Corp’s senior secured facilities and to redeem Intelsat Corp’s 9 1/4% Senior Notes due 2016. Separately, Intelsat Corp also redeemed all of its 9¼% Senior Notes due 2014 (the “2014 Corp Notes”) and its 6 7/8% Senior Secured Debentures due 2028 (the “2028 Corp Notes”). In addition, Intelsat Jackson contributed approximately $330.2 million of the net proceeds of the new term loan to Intelsat Sub Holdco to repay all existing indebtedness under Intelsat Sub Holdco’s senior secured credit facilities. The entry into the Intelsat Jackson Secured Credit Agreement, the repayment of the existing indebtedness of Intelsat Corp and the repayment of all the secured existing indebtedness of Intelsat Sub Holdco are referred to collectively as the 2011 Refinancing. In connection with the 2011 Refinancing, certain of our interest rate swaps were assigned by Intelsat Sub Holdco and Intelsat Corp to Intelsat Jackson, and are now secured by a first priority security interest in the collateral that also secures obligations under the Intelsat Jackson Secured Credit Agreement. Additionally, in connection with the 2011 Refinancing, we will recognize a loss on early extinguishment of debt in January 2011 of $87.9 million, which is driven by the difference between the carrying value of the Intelsat Corp and Intelsat Sub Holdco debt repaid and the total cash amount paid (including related fees), and a write-off of unamortized debt discounts and debt issuance costs.

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

Immediately following the New Sponsors Acquisition, Intelsat Bermuda transferred certain of its assets (including all of its direct and indirect ownership interests in our subsidiaries) and certain of its liabilities and obligations to a newly formed direct wholly-owned subsidiary, Intelsat Jackson, pursuant to an assignment and assumption agreement (the “Intelsat Bermuda Transfer”). Following the Intelsat Bermuda Transfer, Intelsat Jackson became the owner of substantially all of Intelsat Bermuda’s assets and the obligor with respect to substantially all of Intelsat Bermuda’s liabilities and obligations, and Intelsat Bermuda no longer had any rights or obligations with respect to such assets and liabilities. Immediately after the consummation of the Intelsat Bermuda Transfer, Serafina assigned certain of its assets and liabilities to Intelsat Bermuda (the “Serafina Assignment”), including Serafina’s rights and obligations under the Bridge Loan Credit Agreements and a Commitment Letter, dated as of June 19, 2007, among Serafina and certain banks, related to the financing of the New Sponsors Acquisition, as amended by the Commitment Letter Amendment, dated as of February 7, 2008 (the “Financing Commitment Letter”). In addition, Intelsat Sub Holdco and Intelsat Corporation (“Intelsat Corp”) entered into amendments to their respective previously existing senior secured credit facilities, and Intelsat Corp entered into a joinder agreement to its previously existing credit agreement, to facilitate the New Sponsors Acquisition. In connection with the New Sponsors Acquisition, on February 7, 2008, Intelsat Jackson redeemed all $260.0 million of its outstanding Floating Rate Senior Notes due 2013 and all $600.0 million of its outstanding Floating Rate Senior Notes due 2015, and on March 6, 2008, Intelsat, Ltd. redeemed all $400.0 million of its outstanding 5  1/4% Senior Notes due 2008. The New Sponsors Acquisition and the transactions described above are collectively referred to as the New Sponsors Acquisition Transactions.

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

The New Sponsors Acquisition resulted in a change of control under the indentures governing certain of our outstanding series of notes and Intelsat Jackson’s Senior Unsecured Credit Agreement dated February 2, 2007, giving the holders of those notes and loans the right to require the respective issuers to repurchase such notes and the borrower to repay such loans at 101% of their principal amount, plus accrued interest to the date of repurchase or repayment. During the second and third quarters of 2008, the relevant entities completed each such change of control offer, financing the repurchases and repayment through backstop unsecured credit agreement borrowings under the Financing Commitment Letter or with proceeds from offerings of notes and a new unsecured term loan borrowing. See —Liquidity and Capital Resources—Long-Term Debt—New Sponsors Acquisition Financing—Change of Control Offers and —Liquidity and Capital Resources—Long-Term Debt—2008 Debt Transactions.

In addition, all outstanding restricted performance shares under the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”) vested upon consummation of the New Sponsors Acquisition. Vesting in share-based compensation arrangements (“SCAs”) issued under the 2005 Share Plan doubled if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price of each share covered. Vested restricted shares (including time and performance vesting shares) were purchased at approximately $400 per share. In connection with the New Sponsors Acquisition, each unvested restricted share of Intelsat Holdings was exchanged for approximately four unvested restricted shares of Intelsat Global (“exchange shares”) and the exchange shares continued to be classified as a liability of Intelsat Global due to certain repurchase features in the 2005 Share Plan. In addition, the original vesting periods associated with the unvested Intelsat Holdings restricted shares continued. In May 2009, the board of directors of Intelsat Global adopted an amended and restated Intelsat Global, Ltd. 2008 Share Incentive Plan (the “2008 Share Plan”), and Intelsat Global entered into new restricted share agreements with respect to the exchange shares. As a result, as of December 31, 2010, these exchange share grants were no longer subject to certain repurchase features and were instead deemed to be granted in accordance with the guidance provided in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) Topic 718, Compensation —Stock Compensation (“FASB ASC 718”).

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

Revenue

Revenue Overview

We earn revenue primarily by providing services over satellite transponder capacity to our customers. Our customers generally obtain satellite capacity from us by placing an order pursuant to one of several master customer service agreements. The master customer agreements and related service orders under which we sell services specify, among other things, the amount of satellite capacity to be provided, whether service will be non-preemptible or preemptible and the service term. Most services are full time in nature, with service terms ranging from one year to as long as 15 years. Occasional use services used for video applications can be for much shorter periods, including increments of one hour. Our master customer service agreements offer different service types, including transponder services, managed services, and channel, which are all services that are provided on, or used to provide access to, our global network. We refer to these services as on-network services. Our customer agreements also cover services that we procure from third parties and resell, which we refer to as off-network services. These services can include transponder services and other satellite-based transmission services sourced from other operators, often in frequencies not available on our network. The following table describes our primary service types:

Service Type	Description
On-Network Revenues:

Transponder Services	• Commitments by customers to receive service via, or to utilize capacity on, particular designated transponders according to specified technical and commercial terms.

Managed Services

•    Hybrid services which combine satellite capacity, teleport facilities, satellite communications hardware and fiber optic cable and other ground facilities to provide managed and monitored broadband, Internet, video and private network services to customers.

Channel

•    Commitments by customers to purchase an overall amount or level of service, without committing to particular designated transponders for specified terms within the commitment period. Services are offered “off the shelf,” so technical terms are not specially tailored to a given customer. Channel is not considered a core service offering due to changing market requirements and the proliferation of fiber alternatives for point-to-point customer applications.

Off-Network and Other Revenues:

Transponder, Mobile Satellite Services and Other

•    Voice, data and video services provided by third-party commercial satellite operators for which the desired frequency type or geographic coverage is not available on our network. These services include MSS, for which our Intelsat General business is a reseller.

Satellite-related Services

•    Services include a number of satellite-related consulting and technical services that involve the lifecycle of satellite operations and related infrastructure, from satellite and launch vehicle procurement through TT&C services and related equipment sales.

We market our services on a global basis, with almost every populated region of the world contributing to our revenue. The diversity of our revenue allows us to benefit from changing market conditions and lowers our risk from revenue fluctuations in our service applications and geographic regions.

Trends Impacting Our Revenue

Our revenue at any given time is partially dependent on the supply of communications capacity available in a geographic region, including capacity from other satellite providers and from competing technologies such as fiber optic cable networks, as well as the level of demand for that capacity. See Item 1—Business—The FSS Sector for a discussion of the global trends creating demand for our services. In recent years, we have generated new revenue from a number of sources, including on our global network, from growth in demand for transponder services for network services applications such as network extensions for cellular phone operators and satellite-based private data networks and managed services for Internet backbone access and corporate broadband networks. We have also experienced growth in demand for transponder services for use in video applications such as HDTV services and DTH television services. New transponder services and managed services revenue has also been generated from demand for government applications, such as support for military operations. Growth in demand for MSS, generally from demand from customers of our Intelsat General business for spectrum or regional coverage unavailable on our network, has also resulted in new revenue. Although margins for MSS are typically substantially lower than for services provided on our network, our MSS are low risk in nature, with the terms and conditions of the procured capacity typically matched to contractual commitments from our customers.

See Item 1—Business—Our Customer Sets for a discussion of our customers’ uses of our services and see Item 1—Business—Our Strategy for a discussion of our strategies with respect to marketing to our various customer sets.

Customer Applications

Our transponder services, managed services, MSS and channel are used by our customers for three primary customer applications: network service applications, media applications and government applications.

Pricing

We believe that the flexibility that we have to help our customers optimize their services and in pricing services for new capacity in certain regions has positively affected our revenue. Although the pricing of our services is generally fixed for the duration of existing service commitments, new and renewing service commitments are priced competitively to reflect regional demand and other factors, subject to the contractual restrictions noted in the paragraph below. We believe that this flexibility in pricing our services will continue to positively affect our revenue from certain geographic regions. Over the last three years, we experienced improving pricing trends in most of the regions we serve.

We are subject to contractual restrictions that constrain our ability to price services according to market rates in some limited circumstances. These contractual restrictions include the LCO protection provisions described in Item 1—Business—Certain Customer Service Agreements.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue relate to costs associated with the operation and control of our satellites, our communications network and engineering support and consist principally of salaries and related employment costs, in-orbit insurance, earth station operating costs and facilities costs. Our direct costs of revenue fluctuate based on the number and type of services offered and under development. Direct costs of revenue have increased due to our expanded sales of MSS to customers of our Intelsat General business and due to launch vehicle costs related to satellite-related services. We expect our direct costs of revenue to increase as we add customers and expand our managed services and MSS.

Selling, General and Administrative Expenses

Selling, general and administrative expenses relate to costs associated with our sales and marketing staff and our administrative staff, which includes legal, finance and human resources. Staff expenses consist primarily of salaries and related employment costs including stock compensation, travel costs and office occupancy costs. Selling, general and administrative expenses also include building maintenance and rent expenses and the provision for uncollectible accounts. Selling, general and administrative expenses also include fees for professional services and fees payable to the New Sponsors and related parties in support of the New Sponsors Acquisition Transactions and other strategic activities, which have been significant in recent periods. Selling, general and administrative expenses fluctuate with the number of customers served and the number and types of services offered.

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

Capital assets are depreciated or amortized on a straight-line basis over their estimated useful lives. The remaining depreciable lives of our satellites range from less than one year to 17 years as of December 31, 2010. As a result of the New Sponsors Acquisition Transactions, our depreciation and amortization costs increased, primarily due to increases in fair values of satellites and intangible assets as a result of purchase accounting.

Impairment Charges

During the first quarter of 2009, the credit markets experienced difficulties, with new debt issuances being priced at significantly higher effective interest rates as compared to the pricing of debt issuances completed in prior periods. The higher effective interest rates reflected, in our view, higher discounts being applied in the valuation of companies generally, and were therefore considered by us to be an indicator of potential impairment to the fair value of our right to operate at orbital locations. The higher interest rates resulted in an increase to our weighted average cost of capital, and led to our recognizing a non-cash impairment charge of $499.1 million in the first quarter of 2009. During the first quarter of 2010, we recorded a non-cash impairment charge of $6.5 million for the impairment of our IS-4 satellite, which was deemed unrecoverable. We also recorded a non-cash impairment charge of $104.1 million for the impairment of our Galaxy 15 satellite after an anomaly occurred in April 2010 resulting in our inability to command the satellite. When the Galaxy 15 anomaly occurred there was substantial uncertainty as to our ability to recover use of the satellite and, accordingly, we recognized an impairment during the second quarter of 2010. On December 23, 2010, our Galaxy 15 satellite was recovered and extensive in-orbit testing was subsequently completed to determine its functionality. In February 2011, Galaxy 15 initiated a drift to 133.1°W and returned to service, initially as an in-orbit spare. We do not currently anticipate any future impairment charges on the Galaxy 15 satellite. See—Critical Accounting Policies—Asset Impairment Assessments.

Backlog

We benefit from strong visibility of our future revenues. Our backlog, which is our expected future revenue under all our customer contracts, but includes only our pro rata share of backlog of our joint venture investments, was approximately $9.8 billion as of December 31, 2010. As of December 31, 2010, the weighted average remaining customer contract life was approximately 4.75 years. We currently expect to deliver services associated with approximately $2.1 billion, or approximately 21%, of our December 31, 2010 backlog during the year ending December 31, 2011. Based on our backlog at December 31, 2010, we expect to recognize at least $96.3 million in channel revenue over the next twelve months. The amount included in backlog represents the full service charge for the duration of the contract and does not include termination fees. As of December 31, 2010, 95% of our total backlog related to contracts that either were non-cancellable or had substantial termination fees. In certain cases of breach for non-payment or customer bankruptcy, we may not be able to recover the full value of certain contracts or termination fees. Our expected future revenue under our backlog as of December 31, 2010 was as follows (in millions):

Period
2011	$2,110.9
2012	1,557.8
2013	1,314.6
2014	1,002.7
2015	773.7
2016 and thereafter	3,069.5

Total	$9,829.2

Our backlog by service type as of December 31, 2010 was as follows (in millions, except percentages):

Service Type	Amount	Percent
Transponder services	$8,486.1	87%
Managed services	480.3	5
Mobile satellite services and other	536.9	5
Channel	325.9	3

Total	$9,829.2	100%

We believe this backlog and the resulting predictable cash flows in the FSS sector reduce the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

Results of Operations

Years Ended December 31, 2009 and 2010

The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

	Year Ended December 31, 2009	Year Ended December 31, 2010	Increase (Decrease)	Percentage Change
Revenue	$2,513,039	$2,544,652	$31,613	1%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	401,826	413,400	11,574	3
Selling, general and administrative	259,944	220,207	(39,737)	(15)
Depreciation and amortization	804,037	798,817	(5,220)	(1)
Impairment of asset value	499,100	110,625	(388,475)	(78)
Losses on derivative financial instruments	2,681	89,509	86,828	NM

Total operating expenses	1,967,588	1,632,558	(335,030)	(17)

Income from operations	545,451	912,094	366,643	67
Interest expense, net	1,362,823	1,379,019	16,196	1
Gain (loss) on early extinguishment of debt	4,697	(76,849)	(81,546)	NM
Other income, net	42,013	9,627	(32,386)	(77)

Loss before income taxes	(770,662)	(534,147)	236,515	(31)
Provision for (benefit from) income taxes	11,399	(26,378)	(37,777)	NM

Net loss	(782,061)	(507,769)	274,292	(35)%
Net loss attributable to noncontrolling interest	369	2,317	1,948	NM

Net loss attributable to Intelsat S.A.	$(781,692)	$(505,452)	$276,240	(35)%

Revenue

The following table sets forth our comparative revenue by service type, with Off-Network and Other Revenues shown separately from On-Network Revenues, for the periods shown (in thousands, except percentages):

	Year Ended December 31, 2009	Year Ended December 31, 2010	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$1,795,477	$1,839,047	$43,570	2%
Managed services	338,607	321,863	(16,744)	(5)
Channel	133,660	119,924	(13,736)	(10)

Total on-network revenues	2,267,744	2,280,834	13,090	1
Off-Network and Other Revenues
Transponder, MSS and other off-network services	160,660	221,663	61,003	38
Satellite-related services	84,635	42,155	(42,480)	(50)

Total off-network and other revenues	245,295	263,818	18,523	8

Total	$2,513,039	$2,544,652	$31,613	1%

Total revenue for the year ended December 31, 2010 increased by $31.6 million, or 1%, as compared to the year ended December 31, 2009. Netted within this increase was a decline in satellite-related services revenues as a result of launch vehicle resales that occurred during the year ended December 31, 2009, with no similar resales during the year ended December 31, 2010. Excluding the launch vehicle resales of $44.2 million, total revenue for the year ended December 31, 2010 would have increased by 3% as compared to the year ended December 31, 2009. By service type, our revenues increased or decreased due to the following:

On-Network Revenues:

•

Transponder services—an aggregate increase of $43.6 million. This resulted from a $43.8 million increase from network services customers, primarily in the Latin America and Caribbean and the Africa and Middle East regions, the impact of the migration of one customer from managed services to transponder services, a $16.7 million increase from increased capacity sold by our Intelsat General business and a $7.4 million increase from media customers primarily in Latin America. These increases of $67.9 million in the aggregate were partially offset by an aggregate decrease of $24.3 million in revenues related to the IS-4 satellite anomaly, which primarily affected revenue from customers in the Europe and the Africa and Middle East regions, and the Galaxy 15 satellite anomaly, which mostly affected revenue from customers in the North America region.

•

Managed services—an aggregate decrease of $16.7 million, primarily due to a $12.8 million decline in revenues largely related to the migration of a network services customer from managed services to transponder services and a decline in services sold by our Intelsat General business. These decreases were partially offset by an increase in occasional video services sold to media customers in the Latin America and Caribbean region, mostly associated with a global soccer tournament.

•	Channel—an aggregate decrease of $13.7 million related to a continued decline from the migration of point-to-point satellite traffic to fiber optic cables, a trend which we expect will continue.

Off-Network and Other Revenues:

•

Transponder, MSS and other off-network services—an aggregate increase of $61.0 million, due primarily to a $42.6 million increase in revenues from transponder services associated with an increase in volume and a $11.9 million increase in MSS revenues from usage-based mobile services, both of which were sold by our Intelsat General business.

•

Satellite-related services—an aggregate decrease of $42.5 million, resulting primarily from $44.2 million in launch vehicle resale revenues recorded during the year ended December 31, 2009, with no similar resales occurring during the year ended December 31, 2010.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue increased by $11.6 million, or 3%, to $413.4 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The increase was primarily due to the following:

•	an increase of $45.8 million in direct cost of sales primarily due to an increase of FSS and MSS sold to customers of our Intelsat General business; and

•	an increase of $5.4 million in satellite insurance expenses primarily due to the timing of satellites launched and the related amortization of prepaid satellite insurance; partially offset by

•	a decrease of $35.3 million in launch vehicle resale costs in 2010 due to the fact that we did not resell any launch vehicles in 2010; and

•	a decrease of $3.9 million in staff expenses in 2010 primarily related to higher compensation costs in 2009 due to new equity awards and revisions to the terms of existing equity awards in 2009.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $39.7 million, or 15%, to $220.2 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The decrease in 2010 was primarily due to $37.1 million in higher compensation costs in 2009 due to new equity awards and revisions to the terms of existing equity awards in 2009.

Depreciation and Amortization

Depreciation and amortization expense decreased by $5.2 million, or 1%, to $798.8 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This decrease was primarily due to:

•

a net decrease of $47.4 million in depreciation expense due to the timing of certain satellites, ground and other assets becoming fully depreciated, the impairment of the IS-14 and Galaxy 15 satellites in 2010 and changes in estimated remaining useful lives of certain satellites; and

•	a decrease of $15.4 million in amortization expense in 2010 primarily due to changes in the expected pattern of consumption; partially offset by

•	an increase of $57.6 million in depreciation expense resulting from the impact of satellites placed into service during the second half of 2009 and the first quarter of 2010.

Impairment of Asset Value

Impairment of asset value was $110.6 million for the year ended December 31, 2010 as compared to $499.1 million for the year ended December 31, 2009. The charges incurred during the year ended December 31, 2010 included a $104.1 million non-cash impairment charge for the impairment of our Galaxy 15 satellite after an anomaly occurred in April 2010 resulting in our inability to command the satellite, as well as a $6.5 million non-cash impairment charge for the impairment of our IS-4 satellite, which was deemed unrecoverable after an anomaly occurred in February 2010.

Losses on Derivative Financial Instruments

Losses on derivative financial instruments were $89.5 million for the year ended December 31, 2010 as compared to $2.7 million for the year ended December 31, 2009. For the year ended December 31, 2010, the loss on derivative financial instruments related to a $99.8 million loss on our interest rate swaps primarily due to the change in fair value, partially offset by a $10.3 million gain on our put option embedded derivative related to Intelsat Sub Holdco’s 8  7/8% Senior Notes due 2015, Series B (the “2015 Sub Holdco Notes, Series B”).

Interest Expense, Net

Interest expense, net consists of the gross interest expense we incur less the amount of interest we capitalize related to capital assets under construction and less interest income earned. As of December 31, 2010, we also held interest rate swaps with an aggregate notional amount of $2.3 billion to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities. The swaps have not been designated as hedges for accounting purposes. Interest expense, net increased by $16.2 million, or 1%, to $1.38 billion for the year ended December 31, 2010, as compared to $1.36 billion for the year ended December 31, 2009. The increase in interest expense, net was principally due to the following:

•

a net increase of $25.7 million in interest expense associated with interest paid-in-kind that was accreted into the principal of Intelsat Luxembourg’s 11 1/2% /12  1/2% Senior PIK Election Notes due 2017 (the “2017 PIK Notes”) and the October 2009 issuance of Intelsat Jackson’s 8  1/2% Senior Notes due 2019, the proceeds of which were primarily used to purchase and cancel $400 million of the 2017 PIK Notes;

•	an increase of $13.0 million in interest expense associated with the 2009 financing activities of Intelsat Sub Holdco and the 2010 Intelsat S.A. consent solicitation; and

•

a net increase of $7.7 million in interest expense associated with the September 2010 issuance of Intelsat Jackson’s 7  1/4% Notes due October 2020, the proceeds of which were transferred to Intelsat Corp to repurchase $546.3 million of its outstanding 2014 Corp Notes for $571.7 million and $124.9 million of its outstanding 2028 Corp Notes for $151.7 million, pursuant to cash tender offers (the “2010 Tender Offers”), together with increased indebtedness under the New Dawn credit facilities; partially offset by

•	a decrease of $20.5 million from higher capitalized interest due to an increase in capitalized satellite related costs; and

•	a decrease of $12.4 million in interest expense due to lower interest rates on our variable rate debt in 2010 as compared to 2009.

Non-cash items in interest expense, net included $244.9 million of payment-in-kind (“PIK”) interest expense and $97.2 million primarily associated with the amortization of deferred financing fees incurred as a result of new or refinanced debt and the amortization and accretion of discounts and premiums.

Gain (Loss) on Early Extinguishment of Debt

Loss on early extinguishment of debt was $76.8 million for the year ended December 31, 2010 as compared to a gain of $4.7 million for the year ended December 31, 2009. The 2010 loss was recognized in connection with Intelsat Corp’s 2010 repurchases of $546.3 million of its outstanding 2014 Corp Notes for $565.4 million (excluding accrued and unpaid interest of $6.3 million) and $124.9 million of its outstanding 2028 Corp Notes for $149.9 million (excluding accrued and unpaid interest of $1.8 million) pursuant to the 2010 Tender Offers, and Intelsat Sub HoldCo’s 2010 repurchase of $33.0 million of its outstanding 8 1/2% Senior Notes due 2013 ( the “2013 Sub Holdco Notes”) for $33.5 million (excluding accrued and unpaid interest of $0.6 million) pursuant to an open market purchase transaction. The loss of $76.8 million was primarily driven by a $47.4 million difference between the carrying value of the Intelsat Corp and Intelsat Sub Holdco notes repurchased and the total cash amount paid (including related fees), and a write-off of $29.4 million of unamortized debt discounts and debt issuance costs.

Other Income, Net

Other income, net was $9.6 million for the year ended December 31, 2010 as compared to $42.0 million for the year ended December 31, 2009. The decrease of $32.4 million was due to a $27.3 million gain from the sale of our equity ownership in WildBlue Communications, Inc. (“WildBlue”) in the fourth quarter of 2009, as compared to a $1.3 million gain on the sale of our Viasat common stock received as consideration in the sale of our WildBlue interest during the first quarter of 2010, and a net $6.7 million decrease in exchange rate gains, primarily due to the U.S. dollar weakening against the Brazilian real, which impacts our service contracts with our Brazilian customers.

Provision for (Benefit from) Income Taxes

Our benefit from income taxes increased by $37.8 million to $26.4 million for the year ended December 31, 2010 as compared to a provision of $11.4 million for the year ended December 31, 2009. The increase in benefit was principally due to a reduction in the balance of unrecognized tax benefits and pre-tax losses incurred in certain taxable jurisdictions, primarily related to the loss on early extinguishment of debt and satellite impairment charges in the United States during 2010, partially offset by higher impairment charges in 2009.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, was enacted in March 2010. Included in the new legislation is a provision that affects the tax treatment of Medicare Part D subsidy payments. With the change in law, the subsidy will still not be taxed, but an equal amount of expenditures by the plan sponsor will not be deductible. Therefore, the expected future tax deduction will be reduced by an amount equal to the subsidy, and any previously recognized deferred tax asset must be reversed. In accordance with FASB ASC Topic 740, Income Taxes, the expense associated with adjusting this deferred tax asset is recognized as tax expense in continuing operations in the period the change in tax law is enacted. We recorded an increase of $2.9 million to tax expense related to the change in law during 2010.

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

For comparative purposes, we combined the periods from January 1, 2008 to January 31, 2008 and February 1, 2008 to December 31, 2008 in our discussion below, as we believe this combination is useful to provide the reader a year-over-year comparison for purposes of understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe this combination of results for the predecessor entity and successor entity periods facilitates an investor’s understanding of our results of operations for the year ended December 31, 2009 compared to the combined year ended December 31, 2008. However, this combination is not a measure in accordance with U.S. GAAP and should not be used in isolation or substituted for the separate predecessor entity and successor entity results.

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

The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

	Combined		Year Ended December 31, 2009 Compared to Combined Year Ended December 31, 2008
	Year Ended December 31, 2008	Year Ended December 31, 2009	Increase (Decrease)	Percentage Change
Revenue	$2,364,901	$2,513,039	$148,138	6%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	363,149	401,826	38,677	11
Selling, general and administrative	201,442	259,944	58,502	29
Depreciation and amortization	859,820	804,037	(55,783)	(6)
Transaction costs	315,028	—	(315,028)	NM
Impairment of asset value	390,444	499,100	108,656	28
Losses on derivative financial instruments	166,736	2,681	(164,055)	(98)

Total operating expenses	2,296,619	1,967,588	(329,031)	(14)

Income from operations	68,282	545,451	477,169	NM
Interest expense, net	1,375,733	1,362,823	(12,910)	(1)
Gain on early extinguishment of debt	576	4,697	4,121	NM
Other income (expense), net	(11,422)	42,013	53,435	NM

Loss before income taxes	(1,318,297)	(770,662)	547,635	(42)
Provision for (benefit from) income taxes	(120,037)	11,399	131,436	NM

Net loss	(1,198,260)	(782,061)	416,199	(35)%
Net loss attributable to noncontrolling interest	93	369	276	NM

Net loss attributable to Intelsat S.A.	$(1,198,167)	$(781,692)	$416,475	(35)%

Revenue

The following table sets forth our comparative revenue by service type, with Off-Network and Other Revenues shown separate from On-Network Revenues, for the periods shown (in thousands, except percentages):

	Predecessor Entity	Successor Entity	Combined	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008	Year Ended December 31, 2008	Year Ended December 31, 2009	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$140,756	$1,570,433	$1,711,189	$1,795,477	$84,288	5%
Managed services	24,392	294,385	318,777	338,607	19,830	6
Channel	12,525	132,168	144,693	133,660	(11,033)	(8)

Total on-network revenues	177,673	1,996,986	2,174,659	2,267,744	93,085	4
Off-Network and Other Revenues
Transponder, MSS and other off-network services	9,417	131,526	140,943	160,660	19,717	14
Satellite-related services	3,171	46,128	49,299	84,635	35,336	72

Total off-network and other revenues	12,588	177,654	190,242	245,295	55,053	29

Total	$190,261	$2,174,640	$2,364,901	$2,513,039	$148,138	6%

Total revenue for the year ended December 31, 2009 increased by $148.1 million, or 6%, as compared to the combined year ended December 31, 2008. Included in the year ended December 31, 2009 was revenue of $44.2 million earned from the resale of launch vehicles and related services, a business which we do not currently intend to pursue in the future. By service type, our revenue increased or decreased due to the following:

On-Network Revenues:

•

Transponder services—an aggregate increase of $84.3 million, primarily due to a net increase of $108.3 million in revenue from network services customers, resulting from strong renewals and new business primarily in the Latin America and Caribbean, the Europe and the Africa and Middle East regions, as well as growth in services sold by our Intelsat General business, resulting from new business, service expansions and strong renewals primarily in the North America region, a portion of which was related to capacity resold from third parties. These increases were partially offset by a $24.0 million decline in revenue from media customers primarily due to the conclusion of two contracts in 2008, one in the Africa and Middle East region and one in the North America region, as well as a decline in the Latin America and Caribbean regions.

•

Managed services—an aggregate increase of $19.8 million, primarily due to an increase in revenue from network services customers, resulting from new business and service expansions in trunking and private line solutions primarily in the Africa and Middle East region and an increase in managed network solutions sold by our Intelsat General business.

•

Channel—an aggregate decrease of $11.0 million related to continued declines from the migration of point-to-point satellite traffic to fiber optic cables across transoceanic routes and the optimization of customer networks, a trend which we expect will continue.

Off-Network and Other Revenues:

•

Transponder, MSS and other off-network services—an aggregate increase of $19.7 million, primarily due to an $18.7 million increase in revenues from transponder services and a $2.8 million increase in MSS revenues from usage-based mobile services, both of which were related to customers of our Intelsat General business.

•

Satellite-related services—an aggregate increase of $35.3 million, resulting primarily from $44.2 million in launch vehicle resale revenues recorded during the year ended December 31, 2009, with no similar resales occurring during the year ended December 31, 2008.

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

Impairment of Asset Value

Impairment of asset value was $499.1 million for the year ended December 31, 2009 as compared to $390.4 million for the combined year ended December 31, 2008. The charge incurred during the year ended December 31, 2009 was the result of higher effective interest rates on our new debt issuances which, in our view, reflected higher discounts being applied in the valuation of companies generally, and were therefore considered by us to be an indicator of potential impairment to the carrying value of our right to operate at orbital locations. The higher interest rate resulted in an increase to our weighted average cost of capital, and led to our recognizing a non-cash impairment charge of $499.1 million in the first quarter of 2009.

Transaction Costs

Transaction costs of $315.0 million were incurred during the combined year ended December 31, 2008 upon consummation of the New Sponsors Acquisition, with no similar costs incurred during the year ended December 31, 2009.

Losses on Derivative Financial Instruments

Losses on derivative financial instruments were $2.7 million for the year ended December 31, 2009 as compared to $166.7 million for the combined year ended December 31, 2008. The losses on our derivative financial instruments related to our interest rate swaps.

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

•

an increase of approximately $68.5 million due to a higher principal amount outstanding of the 2017 PIK Notes, partially offset by a decrease in interest expense resulting from the purchase of a portion of the 2017 PIK Notes with proceeds from the 2009 Jackson Notes Offering (as defined below in—Liquidity and Capital Resources—Long-term Debt—Long-Term Debt Changes in 2009);

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

•	an increase of $4.8 million related to the additional indebtedness incurred in connection with the offering of the 2015 Senior Notes.

The non-cash portion of total interest expense, net was $423.4 million for the year ended December 31, 2009 and included $298 million of PIK interest expense.

Gain on Early Extinguishment of Debt

Gain on early extinguishment of debt was $4.7 million for the year ended December 31, 2009 as compared to $0.6 million for the combined year ended December 31, 2008. The increase of $4.1 million was primarily related to a $19.7 million gain on early extinguishment of debt due to the paydown of $400.0 million face amount of the 2017 PIK Notes in October 2009. This was partially offset by a $15.0 million loss on early extinguishment of debt recognized in connection with Intelsat Sub Holdco’s purchase of $114.2 million of Intelsat, Ltd.’s outstanding 7 5/8% Senior Notes due 2012 (the “2012 Intelsat S.A. Notes”) for $93.3 million and $346.5 million of Intelsat, Ltd.’s outstanding 6  1/2% Senior Notes due 2013 for $254.6 million pursuant to a tender offer (see—Liquidity and Capital Resources—Long-Term Debt—2009 Debt Transactions). The loss was primarily driven by the difference between the carrying value of the notes purchased and the cash paid for the purchase, as a result of the higher unamortized discount recorded in connection with the New Sponsors Acquisition, when our pre-acquisition long-term debt was adjusted to fair value as of the effective date of the transaction.

Other Income (Expense), Net

Other income, net was $42.0 million for the year ended December 31, 2009 as compared to $11.4 million other expense, net for the combined year ended December 31, 2008. The increase of $53.4 million was primarily related to equity method and impairment losses of $17.6 million recorded during the year ended December 31, 2008, a $27.3 million gain from the sale of our equity ownership in WildBlue in the fourth quarter of 2009, and a net $13.9 million increase in exchange rate gains, primarily due to the U.S. dollar strengthening against the Brazilian real, which impacts our service contracts with our Brazilian customers. Offsetting these increases were a $3.8 million decrease in miscellaneous income, driven by income in 2008 resulting from a reduction in the amounts we were required to pay under a customer contract as a result of an amendment, and a $1.8 million decrease related to a realized gain on our available-for-sale investments in 2008 compared to a realized loss in 2009.

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

A reconciliation of net loss attributable to Intelsat S.A. to EBITDA for the periods shown is as follows (in thousands):

	Combined	Successor Entity
	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010
Net loss attributable to Intelsat S.A.	$(1,198,167)	$(781,692)	$(505,452)
Add:
Interest expense, net	1,375,733	1,362,823	1,379,019
(Gain) loss on early extinguishment of debt	(576)	(4,697)	76,849
Provision for (benefit from) income taxes	(120,037)	11,399	(26,378)
Depreciation and amortization	859,820	804,037	798,817

EBITDA	$916,773	$1,391,870	$1,722,855

Liquidity and Capital Resources

Cash Flow Items

Our cash flows consisted of the following for the periods shown (in thousands):

	Predecessor Entity	Successor Entity	Combined	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010
Net cash provided by operating activities	$19,619	$876,143	$895,762	$873,656	$1,018,218
Net cash used in investing activities	(24,701)	(409,897)	(434,598)	(947,095)	(954,614)
Net cash provided by (used in) financing activities	(22,304)	(1,504,431)	(1,526,735)	73,001	150,698
Net change in cash and cash equivalents	(27,249)	(1,044,426)	(1,071,675)	7,360	215,359

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased by $144.6 million to $1.0 billion for the year ended December 31, 2010 as compared to the year ended December 31, 2009. During the year ended December 31, 2010, cash flows from operating activities reflected a $172.0 million cash inflow related to deferred revenue for amounts received from customers for long-term service contracts, a $60.3 million cash inflow related to accounts payable and accrued liabilities primarily due to higher accrued interest expense, and a $34.8 million cash inflow from receivables, largely due to cash collections. Also reflected is a $34.9 million cash outflow related to other long-term liabilities and a $36.8 million cash outflow related to prepaid expenses and other assets primarily due to a prepayment for the procurement of a long-term service contract, partially offset by cash received of $31.8 million from the cancellation of our options to terminate certain undesignated interest rate swaps prior to their maturity date.

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $7.5 million to $954.6 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase was primarily due a $39.0 million increase in capital expenditures in 2010 associated with satellites under construction, partially offset by $28.6 million in proceeds from the sale of our shares of Viasat, Inc. common stock in the first quarter of 2010.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities increased by $77.7 million to $150.7 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. During the year ended December 31, 2010, cash flows provided by financing activities primarily reflected $1.0 billion of proceeds from the issuance of Intelsat Jackson’s 7 1/4% Senior Notes due 2020, partially offset by $801.8 million of long-term debt repayments, including the repurchase of $546.3 million of the 2014 Corp Notes for $571.7 million and the repurchase of $124.9 million of the 2028 Corp Notes for $151.7 million, pursuant to the 2010 Tender Offers, the repurchase of $33.0 million of the 2013 Sub Holdco Notes for $34.1 million via an open market purchase transaction and a $44.6 million premium paid in connection with the 2010 Tender Offers. In addition, we incurred $32.4 million of debt issuance costs during the year ended December 31, 2010. Also, during the second quarter of 2010 we received an $18.0 million contribution from our parent, Intelsat Holdings, a portion of which we used to fund the consent payment related to Intelsat S.A.’s consent solicitation (see “—2010 Debt Transactions”).

Long-Term Debt

We are a highly leveraged company and, in connection with the consummation of the New Sponsors Acquisition Transactions, we became a significantly more highly leveraged company, which has resulted in a significant increase in our interest expense.

In connection with the New Sponsors Acquisition, our pre-acquisition long-term debt was adjusted to fair value as of the effective date of the acquisition, resulting in a net decrease of $182.5 million. This net difference between the fair value and the par value of the debt is being amortized as an increase to interest expense over the remaining term of the related debt using the effective interest method.

Senior Secured Credit Facilities

Intelsat Jackson Senior Secured Credit Facilities

On January 12, 2011, Intelsat Jackson entered into the Intelsat Jackson Secured Credit Agreement, which includes a $3.25 billion term loan facility maturing in April 2018 and a $500.0 million revolving credit facility with a five year maturity, and borrowed the full $3.25 billion available under the term loan facility.

The term loan facility requires regularly scheduled quarterly payments of principal equal to 0.25% of the original principal amount of the term loan, beginning six months after January 12, 2011, with the remaining unpaid amount due and payable at maturity on April 2, 2018. Up to $350.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $70.0 million of the revolving credit facility is available for swingline loans. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. The revolving credit facility is available for five years on a revolving basis. Intelsat Jackson is required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, at a rate per annum of 0.375%.

As of December 31, 2010, on a pro forma basis, Intelsat Jackson would have had $462.2 million (net of standby letters of credit) of availability remaining under the new revolving credit facility.

Interest rates for borrowings under the term loan facility and the revolving credit facility range from (i) the LIBOR rate plus 3.50% to the LIBOR rate plus 3.75%, or (ii) the ABR plus 2.50% to the ABR plus 2.75%, depending on the ratio of Intelsat Jackson’s consolidated total debt to consolidated EBITDA, as such financial measures are defined in the Intelsat Jackson Secured Credit Agreement. The LIBOR rate and the ABR, plus the applicable margins, are determined as specified in the Intelsat Jackson Secured Credit Agreement and the LIBOR rate will not be less than 1.50% per annum.

Intelsat Jackson’s obligations under the Intelsat Jackson Secured Credit Agreement are guaranteed by Intelsat Luxembourg, the direct parent of Intelsat Jackson, pursuant to the Intelsat Jackson Secured Credit Agreement and by certain of Intelsat Jackson’s subsidiaries pursuant to a Guarantee dated as of January 12, 2011. Intelsat Jackson’s obligations under the Intelsat Jackson Secured Credit Agreement are secured by a first priority security interest in substantially all of the assets of Intelsat Jackson and the guarantors, to the extent legally permissible and subject to certain agreed exceptions, and by a pledge of the equity interests of the subsidiary guarantors and the direct subsidiaries of each guarantor, subject to certain exceptions, including exceptions for equity interests in certain non-U.S. subsidiaries, existing contractual prohibitions and prohibitions under other legal requirements.

The Intelsat Jackson Secured Credit Agreement includes two financial covenants. Intelsat Jackson must maintain a consolidated secured debt to consolidated EBITDA ratio of less than or equal to 3.50 to 1.00 at the end of each fiscal quarter as well as a consolidated EBITDA to consolidated interest expense ratio of greater than or equal to 1.75 to 1.00 at the end of each fiscal quarter, in each case as such financial measures are defined in the Intelsat Jackson Secured Credit Agreement. We were in compliance with these financial maintenance covenant ratios with a consolidated secured debt to consolidated EBITDA ratio of 0.76 to 1.00 and a consolidated EBITDA to consolidated interest expense ratio of 2.81 to 1.00 as of December 31, 2010. In the event we were to fail to comply with these financial maintenance covenant ratios and were unable to obtain waivers, we would default under the Intelsat Jackson Secured Credit Agreement, and the lenders under the Intelsat Jackson Secured Credit Agreement could accelerate our obligations thereunder, which would result in an event of default under our existing notes and the Intelsat Jackson Senior Unsecured Credit Agreements.

Intelsat Sub Holdco Senior Secured Credit Facilities

As of December 31, 2010, Intelsat Sub Holdco had a revolving credit facility and a term loan outstanding under its amended and restated credit agreement (the “Sub Holdco Credit Agreement”) dated July 3, 2006. The Sub Holdco Credit Agreement provided for a $344.8 million Tranche B Term Loan facility due 2013 and a $270.8 million revolving credit facility due 2012. As of December 31, 2010, up to $200.0 million of the revolving credit facility was available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility was available for swingline loans.

No amounts were outstanding under the revolving credit facility as of December 31, 2010; however, $36.1 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was $234.7 million at such date.

On January 12, 2011, this credit facility was fully repaid in connection with the 2011 Refinancing as discussed above.

Intelsat Corp Senior Secured Credit Facilities

As of December 31, 2010, Intelsat Corp had a revolving credit facility and certain term loans outstanding under the Intelsat Corporation Amended and Restated Credit Agreement (the “Intelsat Corp Amended and Restated Credit Agreement”), which consisted of a $355.9 million Tranche A-3 Senior Secured Term loan due 2012, a $1.8 billion Tranche B-2 Senior Secured Term Loan facility due 2014, and a $175.0 million revolving credit facility due 2012. As of December 31, 2010, up to $150.0 million of the revolving credit facility was available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility was available for swingline loans.

No amounts were outstanding under the revolving credit facility as of December 31, 2010; however, $1.7 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was $152.5 million at such date, assuming that one of the lenders under the revolving credit facility, responsible for approximately $20.8 million of the $175.0 million of aggregate lending commitments, would not provide any funds in response to any future borrowing request. Such lender did not provide any funds in response to a September 2008 borrowing request we made under the revolving credit facility.

On January 12, 2011, this credit facility was fully repaid in connection with the 2011 Refinancing as discussed above.

New Dawn Credit Facilities

On December 5, 2008, New Dawn Satellite Company Ltd. (“New Dawn”) entered into a $215.0 million secured financing arrangement that consists of senior and mezzanine term loan facilities. The credit facilities are non-recourse to New Dawn’s shareholders, including Intelsat S.A. and its wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions. The senior facility provides for a commitment of up to $125.0 million. The interest rate on term loans under the senior facility is the aggregate of LIBOR plus an applicable margin between 3.0% and 4.0% and certain costs, if incurred. The mezzanine facility provides for a commitment of up to $90.0 million. The interest rate on term loans under the mezzanine facility is the aggregate of LIBOR plus an applicable margin between 5.3% and 6.3% and certain costs, if incurred. New Dawn is required to pay a commitment fee at a rate per annum of 0.5% on any unused commitments under the credit facilities. During the year ended December 31, 2010, New Dawn paid $49.3 million of satellite related capital expenditures, and as of December 31, 2010, it had aggregate outstanding borrowings of $147.6 million under its credit facilities.

2011 Debt Transactions

The 2011 Refinancing

On January 12, 2011, Intelsat Jackson borrowed $3.25 billion under the Intelsat Jackson Secured Credit Agreement. Part of the net proceeds of the term loan, amounting to $2.4 billion, were contributed or loaned to Intelsat Jackson’s indirect subsidiary, Intelsat Corp, which used such funds to repay all existing indebtedness under Intelsat Corp’s existing senior secured credit facilities, including approximately $1.8 billion of term loans, and to redeem all of the $580.7 million aggregate principal amount outstanding of Intelsat Corp’s 9   1/4% Senior Notes due 2016. Intelsat Corp also redeemed all of its outstanding 2014 Corp Notes and 2028 Corp Notes. In addition, Intelsat Jackson has contributed approximately $330.2 million of the net proceeds of the new term loan to Intelsat Jackson’s indirect subsidiary, Intelsat Sub Holdco, to repay all existing indebtedness under Intelsat Sub Holdco’s existing senior secured credit facilities. The remainder of the net proceeds from the new term loan is expected to be used to fund a portion of the Proposed Redemptions described below.

The Proposed Redemptions

On February 16, 2011, Intelsat S.A. issued a notice of redemption stating that it intends to redeem all of the $485,841,000 aggregate principal amount outstanding of the 2012 Intelsat S.A. Notes, and Intelsat Sub Holdco issued a notice of partial redemption stating that it intends to redeem $225 million aggregate principal amount of the 2013 Sub Holdco Notes. These redemptions, which are expected to occur on March 18, 2011, are referred to collectively as the Proposed Redemptions. The Proposed Redemptions are expected to be funded with cash on hand, primarily from the excess proceeds received by Intelsat Jackson from the new term loan discussed above under—The 2011 Refinancing and from the issuance of the 2020 Jackson Notes defined below under—2010 Debt Transactions. After the partial redemption of the 2013 Sub Holdco Notes, $625,346,000 aggregate principal amount of the 2013 Sub Holdco Notes are expected to remain outstanding.

2010 Debt Transactions

On April 21, 2010, Intelsat S.A. completed a consent solicitation that resulted in the amendment of certain terms of the indenture governing the 2012 Intelsat S.A. Notes and Intelsat S.A.’s 6  1/2% Senior Notes due 2013. The most significant amendments replaced the limitation on secured debt covenant, which limited secured debt of Intelsat S.A. and its restricted subsidiaries to 15% of their consolidated net tangible assets (subject to certain exceptions), with a new limitation on liens covenant, which generally limits such secured debt to two times the adjusted EBITDA of Intelsat S.A. plus certain general baskets (subject to certain exceptions), and made certain corresponding changes to the sale and leaseback covenant as a result of the addition of the new limitation on liens covenant. As consideration, Intelsat S.A. paid the consenting holders of such notes a consent payment equal to 2% of the outstanding principal amount of notes held by such holders that totaled approximately $15.4 million, which was capitalized and will be amortized over the remaining terms of the notes.

On September 30, 2010, Intelsat Jackson completed an offering of $1.0 billion aggregate principal amount of 7 1/4% Senior Notes due 2020 (the “2020 Jackson Notes”). The majority of the net proceeds from the 2020 Jackson Notes were transferred to Intelsat Jackson’s indirect subsidiary, Intelsat Corp. The funds transferred were used by Intelsat Corp to repurchase $546.3 million of the 2014 Corp Notes for $571.7 million and $124.9 million of the 2028 Corp Notes for $151.7 million, pursuant to the 2010 Tender Offers. In connection with the 2010 Tender Offers, Intelsat Corp received the consent of the holders of the 2014 Corp Notes and the 2028 Corp Notes to amend the indentures governing these notes, among other things, to eliminate substantially all of the restrictive covenants, certain events of default and certain other provisions contained in the indentures.

On October 1, 2010, $34.1 million of the net proceeds from the 2020 Jackson Notes were transferred to Intelsat Sub Holdco. Intelsat Sub Holdco used the funds to repurchase and cancel $33.0 million of the outstanding 2013 Sub Holdco Notes via an open market purchase transaction.

After giving effect to the 2010 Tender Offers and the repurchase of the Intelsat Sub Holdco notes, approximately $227.8 million of the proceeds from the 2020 Jackson Notes remained available for general corporate purposes. These proceeds are expected to be used to fund a portion of the Proposed Redemptions.

2009 Debt Transactions

On February 12, 2009, Intelsat Sub Holdco purchased $114.2 million of the outstanding 2012 Intelsat S.A. Notes for $93.3 million and $346.5 million of Intelsat, S.A.’s outstanding 6  1/2% Senior Notes due 2013 for $254.6 million pursuant to a tender offer. Intelsat Sub Holdco funded the tender offer through an offering of $400.0 million aggregate principal amount at maturity of the 2015 Senior Notes, completed on February 12, 2009, which yielded $348.3 million of proceeds at issuance, together with cash on hand. The 2015 Senior Notes have terms substantially similar to Intelsat Sub Holdco’s outstanding 8  7/8% Senior Notes due 2015 issued in June 2008.

On July 31, 2009, Intelsat Sub Holdco, redeemed the approximately $0.4 million principal amount of its outstanding 8 5/8% Senior Notes due 2015 and the approximately $0.4 million principal amount of its outstanding 8 1/4% Senior Notes due 2013.

On July 31, 2009, Intelsat Corp, redeemed the approximately $1.0 million principal amount of its outstanding 9% Senior Notes due 2014 and the approximately $0.01 million principal amount of its outstanding 9% Senior Notes due 2016.

On October 20, 2009, Intelsat Jackson completed an offering of $500.0 million aggregate principal amount at maturity of 8  1/2% Senior Notes due 2019, which yielded $487.1 million of cash proceeds at issuance (the “2009 Jackson Notes Offering”). Upon consummation of the 2009 Jackson Notes Offering, Intelsat Jackson paid a dividend to Intelsat Luxembourg in an amount equal to the price paid by Intelsat Luxembourg to purchase $400.0 million face amount of the 2017 PIK Notes from Banc of America Securities LLC at a discount. Intelsat Luxembourg then canceled the purchased 2017 PIK Notes. After giving effect to the purchase of the 2017 PIK Notes and fees and expenses related thereto and the 2009 Jackson Notes Offering, $101.1 million of the proceeds from the 2009 Jackson Notes Offering remained available for general corporate purposes.

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

On June 27, 2008, Intelsat Bermuda repaid in full the Bridge Loan Credit Agreements and issued new senior notes as described in—2008 Debt Transactions below.

Credit Facility Amendments

In connection with the New Sponsors Acquisition, Intelsat Sub Holdco and Intelsat Corp entered into amendments to their previously existing credit agreements.

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

2008 Debt Transactions

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

Intelsat Luxembourg may, at its option, elect to pay interest for any applicable interest period on the 2017 PIK Notes (i) entirely in cash, (ii) entirely in PIK interest or (iii) 50% in cash and 50% in PIK interest, through February 15, 2013. After February 15, 2013, interest on the 2017 PIK Notes is payable in cash. Cash interest on the 2017 PIK Notes accrued at the rate of 7.53% on and prior to August 4, 2008, and accrues at 11 1/2% after August 4, 2008. If we elect to pay interest in the form of PIK interest, the applicable PIK interest rate will be the cash pay interest rate in effect during the period plus 100 basis points. If we elect to pay interest in the form of PIK interest, we will either increase the principal amount of the outstanding 2017 PIK Notes or issue new 2017 PIK Notes to holders of the 2017 PIK Notes in an amount equal to the amount of PIK interest for the applicable interest payment period. We made elections to pay interest on the 2017 PIK Notes entirely in PIK interest for all interest periods through August 15, 2010. We made elections to pay interest on the 2017 PIK Notes 50% in cash and 50% in PIK interest for the interest period August 16, 2010 through February 14, 2011. We elected to pay interest on the 2017 PIK Notes for the interest period February 15, 2011 through August 15, 2011 entirely in cash.

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

Satellite Performance Incentives

Our cost of satellite construction includes an element of deferred consideration to satellite manufacturers referred to as satellite performance incentives. We are contractually obligated to make these payments over the lives of the satellites, provided the satellites continue to operate in accordance with contractual specifications. We capitalize the present value of these payments as part of the cost of the satellites and record a corresponding liability to the satellite manufacturers. This asset is amortized over the useful lives of the satellites and the liability is accreted as interest expense based on the passage of time and reduced as the payments are made. Our total satellite performance incentive payment liability as of December 31, 2009 and 2010 was $147.5 million and $149.6 million, respectively.

Intelsat Luxembourg Adjusted EBITDA

In addition to EBITDA, which is calculated as set forth in—Results of Operations, we calculate a measure called Intelsat Luxembourg Adjusted EBITDA (previously referred to as New Bermuda Adjusted EBITDA), based on the term Adjusted EBITDA, as defined in the indenture governing Intelsat Luxembourg’s 2017 Senior Notes and the 2017 PIK Notes (collectively, the “2008 Luxembourg Notes”).

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

Under Intelsat Luxembourg’s indenture, Intelsat Luxembourg generally may not incur additional indebtedness (subject to certain exceptions) if the debt to Intelsat Luxembourg Adjusted EBITDA ratio calculated on a pro forma basis at the time of such incurrence would exceed 8.00 to 1.00 and Intelsat Luxembourg cannot incur certain liens to secure indebtedness (subject to certain exceptions) if the secured indebtedness leverage ratio, after giving effect to the incurrence, exceeds 2.50 to 1.00. In addition, under this indenture, satisfaction of a 6.75 to 1.00 debt to Intelsat Luxembourg Adjusted EBITDA ratio is generally (subject to certain exceptions) a condition to the making of restricted payments by Intelsat Luxembourg. Furthermore, under the restricted payments covenants contained in this indenture (subject to certain exceptions), the ability of Intelsat Luxembourg to make restricted payments (including the making of investments and the payment of dividends) is restricted by a formula based on the amount of Intelsat Luxembourg Adjusted EBITDA measured from January 1, 2008 and calculated without making pro forma adjustments. There are similar additional covenants in debt agreements of other subsidiaries of Intelsat S.A., including Intelsat Jackson, Intermediate Holdco and Intelsat Sub Holdco, that significantly restrict the ability of these entities to incur additional indebtedness and make restricted payments, in some cases based on the satisfaction of applicable leverage ratios.

We believe that the inclusion of Intelsat Luxembourg Adjusted EBITDA in this Annual Report is appropriate to provide additional information to investors about the calculation of certain covenants in the indenture governing the 2008 Luxembourg Notes as mentioned above. We believe that some investors may use Intelsat Luxembourg Adjusted EBITDA to evaluate our liquidity and financial condition. Intelsat Luxembourg Adjusted EBITDA is not a measure of financial performance under U.S. GAAP and Intelsat Luxembourg Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Intelsat Luxembourg Adjusted EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) attributable to Intelsat S.A., determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity.

A reconciliation of net cash provided by Intelsat S.A. operating activities to net loss attributable to Intelsat S.A., net loss attributable to Intelsat S.A. to Intelsat S.A. EBITDA and Intelsat S.A. EBITDA to Intelsat Luxembourg Adjusted EBITDA is as follows (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2010
Reconciliation of net cash provided by operating activities to net loss attributable to Intelsat S.A.:
Net cash provided by operating activities	$873,656	$1,018,218
Depreciation and amortization	(804,037)	(798,817)
Impairment of asset value	(499,100)	(110,625)
Provision for doubtful accounts	(3,387)	(7,839)
Foreign currency transaction gain (loss)	7,798	1,057
Loss on disposal of assets	(2,709)	(354)
Share-based compensation expense	(56,965)	(20,673)
Deferred income taxes	43,258	45,223
Amortization of discount, premium, issuance costs and other non-cash items	(125,337)	(97,174)
Interest paid-in-kind	(298,030)	(244,859)
Gain (loss) on early extinguishment of debt	5,180	(73,988)
Share in gain of unconsolidated affiliates	517	503
Gain on sale of investment	27,333	1,261
Unrealized gains (losses) on derivative financial instruments	83,953	(22,225)
Other non-cash items	(547)	(3,469)
Net loss attributable to noncontrolling interest	369	2,317
Changes in operating assets and liabilities, net of effect of acquisition	(33,644)	(194,008)

Net loss attributable to Intelsat S.A.	(781,692)	(505,452)

Add (Subtract):
Interest expense, net	1,362,823	1,379,019
(Gain) loss on early extinguishment of debt	(4,697)	76,849
Provision for (benefit from) income taxes	11,399	(26,378)
Depreciation and amortization	804,037	798,817

Intelsat S.A. EBITDA	1,391,870	1,722,855

Add (Subtract):
Parent and intercompany expenses, net(1)	12,723	8,685
EBITDA from unrestricted subsidiaries(2)	(822)	(2,170)
Compensation and benefits(3)	61,229	21,124
Management fees(4)	23,188	24,711
Share in gain of unconsolidated affiliates(5)	(517)	(503)
Impairment of asset value(6)	499,100	110,625
Losses on derivative financial instruments(7)	2,681	89,509
Gain on sale of investment(8)	(27,333)	(1,261)
Non-recurring and other non-cash items(9)	23,475	24,542
Satellite performance incentives(10)	(8,686)	(8,759)

Intelsat Luxembourg Adjusted EBITDA	$1,976,908	$1,989,358

(1)	Represents expenses incurred at Intelsat S.A. for employee salaries and benefits, office operating costs and other expenses.
(2)	Reflects EBITDA of our unrestricted subsidiary, New Dawn, which is excluded under the definition of Intelsat Luxembourg Adjusted EBITDA.

(3)	Reflects the portion of the expenses incurred relating to our equity compensation plans, defined benefit retirement plan and other postretirement benefits that are excludable under the definition of Intelsat Luxembourg Adjusted EBITDA.
(4)	Reflects expenses incurred in connection with the monitoring fee agreement to provide certain monitoring, advisory and consulting services to Intelsat Luxembourg and its respective subsidiaries.
(5)	Represents gain (loss) incurred under the equity method of accounting.
(6)	Represents a first quarter 2009 non-cash impairment charge recorded to write down our intangible assets determined to have indefinite useful lives in accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other, a first quarter 2010 write-off of our IS-4 satellite, which was deemed to be unrecoverable due to an anomaly, including a write-off of the related deferred performance incentive obligations, and a second quarter 2010 impairment charge related to Galaxy 15.
(7)	Represents the changes in the fair value of the undesignated interest rate swaps as well as the difference between the amount of floating rate interest we receive and the amount of fixed rate interest we pay and the change in the fair value of our put option embedded derivative related to the 2015 Sub Holdco Notes, Series B, which are recognized in operating income.
(8)	Represents the gain on the sale of our investment in WildBlue to Viasat, Inc. during the year ended December 31, 2009 and the gain on the sale of our shares of Viasat, Inc. common stock (received as consideration in the sale) during the year ended December 31, 2010.
(9)	Reflects certain non-recurring gains and losses and non-cash items, including costs associated with the migration of our jurisdiction of organization from Bermuda to Luxembourg, expense for services on the Galaxy 13/Horizons-1 and Horizons-2 satellites and non-cash income related to the recognition of deferred revenue on a straight-line basis of certain prepaid capacity contracts, which are excluded under the definition of Intelsat Luxembourg Adjusted EBITDA.
(10)	Represents satellite performance incentive interest expense required to be excluded from interest expense for the calculation of Intelsat Luxembourg Adjusted EBITDA.

Funding Sources and Uses

We are a highly leveraged company and have incurred significant additional debt over the last several years, which has resulted in a large increase in our obligations related to debt service, including increased interest expense. Our interest expense for the year ended December 31, 2010 was $1.38 billion, which included $342.0 million of non-cash interest expense. We currently expect to use cash on hand, cash flows from operations and availability under our senior secured credit facilities to fund our most significant cash outlays, including debt service requirements and capital expenditures, in the next twelve months. We continually evaluate ways to simplify our capital structure and opportunistically extend our maturities and reduce our costs of debt. From time to time we may repurchase our existing indebtedness, including outstanding securities of Intelsat S.A. or its subsidiaries, in the open market or otherwise. See—Long-term Debt—Senior Secured Credit Facilities for discussion of the availability under the Intelsat Jackson senior secured credit facilities on a pro forma basis at December 31, 2010.

Capital Expenditures

Our capital expenditures depend on our business strategies and reflect our commercial responses to opportunities and trends in our industry. Our actual capital expenditures may differ from our expected capital expenditures if, among other things, we enter into any currently unplanned strategic transactions. Levels of capital spending from one year to the next are also influenced by the nature of the satellite life cycle and by the capital-intensive nature of the satellite industry. For example, we incur significant capital expenditures during the years in which satellites are under construction. We typically procure a new satellite within a timeframe that would allow the satellite to be deployed at least one year prior to the end of the service life of the satellite to be replaced. As a result, we frequently experience significant variances in our capital expenditures from year to year. The following table compares our satellite-related capital expenditures to total capital expenditures from 2006 through 2010 (the table below does not reflect expenditures of PanAmSat prior to its acquisition in 2006) (in thousands).

Year	Satellite-Related Capital Expenditures	Total Capital Expenditures
2006	$101,335	$152,086
2007	474,060	543,612
2008	370,761	422,460
2009	887,595	943,133
2010	915,184	982,127

Total	$2,748,935	$3,043,418

Payment for satellites and other property and equipment excludes funds paid for deposits on future satellites and launches that are included as a part of other assets and capitalized as construction progresses.

We have eight satellites in development, including Intelsat New Dawn, that are expected to be launched from 2011 to 2013. In addition to these announced programs, we expect to procure one additional replacement satellite during this period. By the conclusion of 2013, our total station-kept transponder count is expected to increase modestly from current levels. Our capital expenditures guidance includes capitalized interest, but excludes capital expenditures associated with the Intelsat New Dawn satellite that is expected to be launched by our New Dawn joint venture in 2011. We expect our 2011 total capital expenditures to range from $725 million to $800 million, reflecting the fact that a portion of the capital expenditures that was previously expected to be incurred in 2011 was accelerated into 2010, and another portion also previously expected to be incurred in 2011 is now expected to be incurred in 2012. Expected annual capital expenditure ranges for fiscal years 2012 and 2013 are $575 million to $650 million, and $175 million to $250 million, respectively.

Currency and Exchange Rates

Substantially all of our customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, we are not exposed to material foreign currency exchange risk. However, the service contracts with our Brazilian customers provide for payment in Brazilian reals. Accordingly, we are subject to the risk of a reduction in the value of the Brazilian real as compared to the U.S. dollar in connection with payments made by Brazilian customers, and our exposure to fluctuations in the exchange rate for Brazilian reals is ongoing. However, the rates payable under our service contracts with Brazilian customers are adjusted annually to account for inflation in Brazil, thereby mitigating the risk. For the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to December 31, 2008 and the years ended December 31, 2009 and December 31, 2010, our Brazilian customers represented approximately 2.1%, 2.4%, 2.0% and 3.1%, respectively, of our revenues. Transactions in other currencies are converted into U.S. dollars using exchange rates in effect on the dates of the transactions.

We recorded a foreign currency exchange loss of $6.1 million, $7.8 million and $1.1 million during the combined year ended December 31, 2008 and the years ended December 31, 2009 and 2010, respectively. The loss in each year was primarily attributable to the conversion of our Brazilian reals cash balances held in Brazil and other working capital account balances to U.S. dollars at the exchange rate in effect on the last day of the applicable year or, with respect to exchange transactions effected during the year, at the time the exchange transactions occurred.

Off-Balance Sheet Arrangements

On August 1, 2005, Intelsat Corp formed a second satellite joint investment with JSAT to build and launch a Ku-band satellite, Horizons–2. The Horizons-2 satellite was launched in December 2007 and placed into service in February 2008. Our investment is being accounted for using the equity method of accounting. The total future joint investment obligation in Horizons-2 is estimated to be $100.7 million as of December 31, 2010, of which each of the joint venture partners is required to fund their 50% share. Our share of the results of Horizons-2 is included in other income (expense), net in the accompanying consolidated statements of operations and was income of $0.3 million during the successor period February 1, 2008 to December 31, 2008 and for each of the years ended December 31, 2009 and 2010. As of December 31, 2009 and 2010, the investment balance of $75.3 million and $71.0 million, respectively, was included within other assets in the accompanying consolidated balance sheets.

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $12.2 million during each of the years ended December 31, 2009 and 2010. We have entered into a security and pledge agreement with a third-party lender and, pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee. We recorded a liability of $12.2 million within accrued liabilities as of December 31, 2009 and 2010, and a liability of $48.8 million and $36.6 million within other long-term liabilities as of December 31, 2009 and 2010, respectively, in the accompanying consolidated balance sheets.

We do not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and capital and certain other commitments as of December 31, 2010, after giving effect to the 2011 Refinancing, and the expected year of payment (in thousands):

	Payments due by year
Contractual Obligations(1)	2011	2012	2013		2014	2015	2016 and thereafter	Other	Total
Long-Term debt obligations(2)
Intelsat S.A. and subsidiary notes and credit facilities—principal payment(3)	$16,250	$525,874	$1,252,058		$1,060,426	$1,627,992	$12,078,331	$—	$16,560,931
Intelsat S.A. and subsidiary notes and credit facilities—interest payment(4)	1,310,427	1,406,300	1,349,436		1,258,474	1,181,801	1,952,094	—	8,458,532
Operating lease obligations	1,109	324	(529	)(8)	761	1,755	49,325	—	52,745
Purchase obligations(5)	656,395	217,020	29,086		18,545	17,147	125,228	—	1,063,421
Other long-term liabilities (including interest)(6)	41,703	38,275	37,125		35,483	20,210	93,433	—	266,229
Income tax contingencies(7)	—	—	—		—	—	—	71,981	71,981

Total contractual obligations	$2,025,884	$2,187,793	$2,667,176		$2,373,689	$2,848,905	$14,298,411	$71,981	$26,473,839

(1)	Obligations related to Intelsat’s pension and postretirement medical benefit obligations are excluded from the table. See Note 6—Retirement Plans and Other Retiree Benefits to our consolidated financial statements included elsewhere in this Annual Report.
(2)	Long-term debt obligations are presented on a pro forma basis, after giving effect to the 2011 Refinancing. See Long-Term Debt—2011 Debt Transactions—The 2011 Refinancing.
(3)	Principal payments for Intelsat S.A. and subsidiaries include PIK interest capitalized as part of the 2017 PIK Notes principal in February 2011.
(4)	Represents estimated interest payments to be made on our fixed and variable rate debt and fees owed in connection with our senior secured credit facilities and letters of credit. All interest payments assume that principal payments are made as originally scheduled. Interest payments for variable rate debt and incentive obligations have been estimated based on the current interest rates.
(5)	Includes satellite construction and launch contracts, estimated payments to be made on performance incentive obligations related to certain satellites that are currently under construction, vendor contracts and customer commitments.
(6)	Includes satellite performance incentive obligations (and interest thereon) and our Horizons contribution obligation. Also, excludes future commitments related to our interest rate swaps.
(7)	The timing of future cash flows from income tax contingencies cannot be reasonably estimated and therefore are reflected in the Other column. See Note 13—Income Taxes in our consolidated financial statements elsewhere in this Annual Report for further discussion of income tax contingencies.
(8)	In 2013, our rental income on our owned Washington, D.C. building and our sublease income on leased facilities will exceed our operating lease commitments.

Satellite Construction and Launch Obligations

As of December 31, 2010, we had approximately $887.1 million of expenditures remaining under our existing satellite construction contracts and satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of December 31, 2010, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

See Item 1—Business—Our Network—Planned Satellites for details relating to certain of our satellite construction and launch contracts.

Horizons Contributions Obligation

See—Off-Balance Sheet Arrangements for additional information regarding our contribution obligation for Horizons-2.

Operating Leases

We have commitments for operating leases primarily relating to equipment and office facilities. These leases contain escalation provisions for increases. As of December 31, 2010, minimum annual rentals of all leases (net of sublease income on leased facilities and rental income on our owned Washington, D.C. building totaling $13.1 million), totaled approximately $52.7 million, exclusive of potential increases in real estate taxes, operating assessments and future sublease income.

Customer and Vendor Contracts

We have contracts with certain of our customers which require us to provide equipment, services and other support during the term of the related contracts. We also have long-term contractual obligations with service providers primarily related to the operation of certain of our satellites. As of December 31, 2010, we had commitments under these customer and vendor contracts which totaled approximately $180.9 million related to the provision of equipment, services and other support.

Critical Accounting Policies

Our consolidated financial statements are based on the selection of accounting policies and the application of accounting estimates, some of which require management to make significant assumptions. Actual results could differ from those estimates. We believe that some of the more important estimates and related assumptions that affect our financial condition and results of operations are in the areas of revenue recognition, the allowance for doubtful accounts, satellites and other property and equipment, business combinations, income taxes, asset impairments and fair value measurements. There were no accounting policies adopted during 2009 or 2010 that had a material effect on our financial condition or results of operations.

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

Satellites and Other Property and Equipment

Satellites and other property and equipment acquired through business combinations, such as the New Sponsors Acquisition, were recorded based on their fair values as of the date of acquisition, and were reflected as such in our consolidated balance sheets, excluding satellites under construction at the time of the acquisition, which were reflected at historical cost (which we believe approximates fair value). Satellites and other property and equipment purchased following the New Sponsors Acquisition are stated at cost. Historical cost consists primarily of the cost of satellite construction and launch, including premiums for launch insurance and insurance during the period of in-orbit testing, the net present value of performance incentives expected to be payable to the satellite manufacturers, costs directly associated with the monitoring and support of satellite construction and interest costs incurred during the period of satellite construction. Satellite construction and launch services are generally procured under long-term contracts that provide for payments by us over the contract periods. Satellite construction and launch services costs are capitalized to reflect progress toward completion, which typically coincides with contract milestone payment schedules. Insurance premiums related to satellite launches and subsequent in-orbit testing are capitalized and amortized over the estimated useful lives of the related satellites. Performance incentives payable in future periods are dependent on the continued satisfactory performance of the satellites in service.

Satellites and other property and equipment are depreciated and amortized on a straight-line basis over their estimated useful lives. The remaining depreciable lives of our satellites range from less than one year to 17 years as of December 31, 2010. We make estimates of the useful lives of our satellites for depreciation purposes based upon an analysis of each satellite’s performance, including its orbital design life and its estimated service life. The orbital design life of a satellite is the length of time that the manufacturer has contractually committed that the satellite’s hardware will remain operational under normal operating conditions. In contrast, a satellite’s service life is the length of time the satellite is expected to remain operational as determined by remaining fuel levels and consumption rates. Our in-orbit satellites generally have orbital design lives ranging from ten to 15 years and service lives as high as 20 years. The useful depreciable lives of our satellites generally exceed the orbital design lives and are less than the service lives. Although the service lives of our satellites have historically extended beyond their depreciable lives, this trend may not continue. We periodically review the remaining estimated useful lives of our satellites to determine if any revisions to our estimates are necessary based on the health of the individual satellites. Changes in our estimate of the useful lives of our satellites could have a material effect on our financial position or results of operations.

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

Business Combinations

Our business combinations are accounted for whereby the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date are recognized at their estimated fair values at the acquisition date. The excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired is recognized as goodwill. The assignment of fair values to net assets acquired involves estimates and judgments by our management that may be adjusted during the measurement period, but in no case beyond one year after the acquisition date, except for pre-acquisition tax contingencies that may be adjusted beyond the allocation period in accordance with FASB ASC 805. These assignments are made based on management’s best estimates and assumptions. In arriving at the fair values of net assets acquired, we consider the following generally accepted valuation approaches: the cost approach, income approach, and market approach. Our estimates may also include assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends.

Asset Impairment Assessments

Goodwill. We account for goodwill and other intangible assets in accordance with the guidance provided under the Intangibles—Goodwill and Other topic of the Codification (“FASB ASC 350”). Under this topic, goodwill and other intangible assets acquired in a business combination, and determined to have an indefinite useful life, are not amortized but are tested for impairment annually or more often if an event or circumstances indicate that an impairment loss has been incurred. We are required to identify reporting units at a level below the company’s identified operating segments for impairment analysis. We have identified only one reporting unit for the goodwill impairment test. Additionally, our identifiable intangible assets with estimable useful lives are amortized based on the expected pattern of consumption for each respective asset.

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

We determined the estimated fair value of our reporting unit using discounted cash flow analysis, along with independent source data related to comparative market multiples and, when available, recent transactions. The discounted cash flows were derived from our five-year projection of revenues and expenses plus a residual value, with the resulting projected cash flows discounted at an appropriate weighted average cost of capital. The analysis, which was completed in the fourth quarter of 2010, did not result in an impairment of our goodwill.

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

Our analysis included projected growth rates for revenue consistent with general expectations in the FSS sector and our historical experience. The FSS sector is characterized by relatively stable and predictable contracted revenue streams, high operating margins, strong cash flows and long-term contractual commitments. We benefit from strong visibility into our future revenues and our backlog, which is our expected future revenue under all our customer contracts, of approximately $9.8 billion as of December 31, 2010. Additionally, the long-term growth rate assumed in our discounted cash flow analysis could have declined significantly and we still would not have incurred an impairment to goodwill as of December 31, 2010, based upon our discounted cash flow analysis.

Our projected cash flows were discounted using a weighted average discount rate of 10.5%, based on an estimated weighted average cost of capital which included certain key inputs such as the average capital structures of comparable companies, specifically a market participant debt to equity ratio of 28.9% debt and 71.1% equity, and an equity risk premium of 5.5%, taking into account the recent contraction in the economic environment.

Trade name. We have implemented the relief from royalty method to determine the estimated fair value of the Intelsat trade name. The relief from royalty analysis is comprised of two major steps: i) a determination of the hypothetical royalty rate, and ii) the subsequent application of the royalty rate to projected revenue. In determining the hypothetical royalty rate utilized in the relief from royalty approach, we considered comparable license agreements, operating earnings benchmark rule of thumb, an excess earnings analysis to determine aggregate intangible asset earnings, and other qualitative factors. Based on our analysis, the fair value of the Intelsat trade name as of the fourth quarter of 2010 was not impaired.

The key assumptions used in our model to value the Intelsat trade name included the tax rate and discount rate. A change in the estimated tax rates or discount rate could result in future impairments.

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

Under the build up approach, the amount an investor would be willing to pay for the right to operate a satellite business at an orbital location is calculated by first estimating the cash flows that typical market participants would assume could be available from the right to operate satellites using the subject location in a similar market. It is assumed that rather than acquiring such a business as a going concern, the buyer would hypothetically start with the right to operate at an orbital location and build a new operation with similar attributes from scratch. Thus the buyer/builder is considered to incur the start-up costs and losses typically associated with the going concern value and pay for all other tangible and intangible assets. Based upon our analysis, which was completed in the fourth quarter of 2010, we did not have an impairment of the orbital locations.

The key assumptions used in estimating the fair values of our rights to operate at our orbital locations included: (i) market penetration leading to revenue growth, (ii) profit margin, (iii) duration and profile of the build up period, (iv) estimated start-up costs and losses incurred during the build up period and (v) weighted average cost of capital.

Long-Lived and Amortizable Intangible Assets. We review our long-lived and amortizable intangible assets to assess whether an impairment has occurred in accordance with the guidance provided under the Property, Plant and Equipment topic of the Codification (“FASB ASC 360”), whenever events or changes in circumstances indicate, in our judgment, that the carrying amount of an asset may not be recoverable. These indicators of impairment can include, but are not limited to, the following:

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

During the second quarter of 2010, our Galaxy 15 satellite experienced an anomaly resulting in our inability to command the satellite. When a satellite experiences an anomaly or other health related issues, we believe the lowest level of identifiable cash flows exists at the individual satellite level. Accordingly, in the second quarter of 2010, we performed an impairment review of our Galaxy 15 satellite and recorded a non-cash impairment charge of $104.1 million to write down the Galaxy 15 satellite to its estimated fair value following the anomaly. The estimated fair value of Galaxy 15 was determined by us based on a probability-weighted cash flow analysis derived primarily using our internally prepared budgets and forecast information including estimates of the potential revenue generating capacity of the satellite, if recovered, discounted at an appropriate weighted average cost of capital. Our analysis included an estimate of the likelihood of recovery of the satellite, based in part on discussions with Orbital and input from our engineers. On December 23, 2010, we regained command of the Galaxy 15 spacecraft and began diagnostic testing and uploading of software updates that protect against future anomalies of this type. Galaxy 15 was drifted to an interim orbital location where we concluded our in-orbit testing to confirm the functionality of every aspect of the spacecraft. In February 2011, Galaxy 15 initiated a drift to 133.1°W and returned to service, initially as an in-orbit spare.

Income Taxes

We account for income taxes in accordance with the guidance provided under the Income Taxes topic of the Codification (“FASB ASC 740”). We are subject to income taxes in the United States as well as a number of foreign jurisdictions. Significant judgment is required in the calculation of our tax provision and the resultant tax liabilities and in the recoverability of our deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense and net operating loss and credit carryforwards.

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

Fair Value Measurements

We estimate the fair value of our financial instruments using available market information and valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these financial instruments. The fair value for publicly traded instruments is determined using quoted market prices and, for non-publicly traded instruments, fair value is based upon composite pricing from a variety of sources, including market leading data providers, market makers, and leading brokerage firms. We have determined that the valuation measurement inputs for our publicly traded instruments represent unadjusted quoted market prices in active markets, and therefore, have been classified within Level 1 of the hierarchy framework established by the Fair Value Measurements and Disclosure topic of the Codification (“FASB ASC 820”). We determined the inputs of our non-publicly traded instruments to be within Level 2 of the FASB ASC 820 hierarchy framework.

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

We account for our investments in marketable securities in accordance with the Investments—Debt and Equity Securities topic of the Codification. All investments have been classified as available-for-sale securities as of December 31, 2009 and 2010, and are included in other assets in the accompanying consolidated balance sheets. Available-for-sale securities are stated at fair value with any unrealized gains and losses included in accumulated other comprehensive income (loss) within shareholder’s equity (deficit). Realized gains and losses and declines in fair value on available-for-sale securities that are determined to be other than temporary are included in other income (expense), net within our consolidated statements of operations. Interest and dividends on available-for-sale securities are included in interest expense, net and other income (expense), net, respectively, within the consolidated statements of operations. We determined that the valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, have classified such investments within Level 1 of the FASB ASC 820 hierarchy framework.

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

We account for a contingent put option embedded within the 2015 Sub Holdco Notes, Series B under the Derivatives and Hedging topic of the Codification; bifurcating the put option from the debt host instrument and classifying it as a derivative instrument. We estimated the fair value of the embedded derivative on the issuance date and subsequently revalue the derivative at the end of each reporting period, recognizing any change in fair value through earnings. We use a standard valuation technique whereby the critical assumptions and underlyings include the debt maturity date, issue price, coupon rate, change of control put price, and the estimated date of a change in control. We have identified the inputs used to calculate the fair value as Level 3 inputs and have concluded that the valuation in its entirety is classified in Level 3 of the fair value hierarchy.

In accordance with the guidance provided in the Distinguishing Liabilities from Equity topic of the Codification regarding the classification and measurement of redeemable securities, we mark to market the fair value of the noncontrolling interest in New Dawn, a joint venture investment, a majority owned subsidiary which is a joint venture investment with Convergence Partners at each reporting period. Convergence Partners has the option to require Intelsat to buy its ownership interest at fair value after the operation of New Dawn’s assets for a period defined in the New Dawn Project Agreement. We calculate the estimated amount that we would be required to pay to Convergence Partners as if the option was exercised using Level 3 inputs such as the discounted cash flows and reflect the value within mezzanine equity.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). We adopted certain provisions of ASU 2010-06 in the first quarter of 2010. These provisions of ASU 2010-06 amended FASB ASC 820 by requiring additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring fair value measurement disclosures for each “class” of assets and liabilities. The adoption did not have a material impact on our consolidated financial statements or our disclosures, as we did not have any transfers between Level 1 and Level 2 fair value measurements and did not have material classes of assets and liabilities that required additional disclosure during 2010.

Certain provisions of ASU 2010-06 are effective for fiscal years beginning after December 15, 2010, which for us will be our 2011 first quarter. These provisions of ASU 2010-06, which amended FASB ASC 820, will require us to present as separate line items all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation for fair value measurements, whereas currently these are presented in aggregate as one line item. Although this may change the appearance of our reconciliation, we do not believe the adoption will have a material impact on our financial statements or disclosures.

In December 2010, the FASB issued ASU 2010-29, Disclosures of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which intends to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior year reporting period. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual period beginning on or after December 15, 2010. The Company plans to adopt ASU 2010-29 for fiscal year 2011 and we do not believe the adoption will have a material impact on our consolidated financial statements or disclosures.

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

Approximately 79%, or $12.8 billion, of our debt as of December 31, 2010 was fixed-rate debt, excluding interest rate swaps. While changes in interest rates impact the fair value of this debt, there is no impact to earnings or cash flows because we intend to hold these obligations to maturity unless market and other conditions are favorable.

As of December 31, 2010, we held interest rate swaps with an aggregate notional amount of $2.3 billion with maturities ranging from 2010 to 2014. These swaps were entered into to economically hedge the variability in cash flow on a portion of the floating rate term loans under our senior secured and unsecured credit facilities. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest. On December 31, 2010, the rate we would pay averaged 3.5% and the rate we would receive averaged 0.3%.

These interest rate swaps have not been designated for hedge accounting treatment in accordance with the Derivatives and Hedging topic of the Codification, as amended and interpreted, and the changes in fair value of these instruments will be recognized in earnings during the period of change. Assuming a one percentage point decrease in the prevailing forward yield curve, the fair value of the interest rate swap liability would increase to a liability of approximately $184.7 million from $144.0 million.

We perform interest rate sensitivity analyses on our variable rate debt, including interest rate swaps, and cash and cash equivalents. These analyses indicate that a one percentage point change in interest rates would have minimal impact on our consolidated statements of operations and cash flows as of December 31, 2010. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair values.

Foreign Currency Risk

We do not currently use foreign currency derivatives to hedge our foreign currency exposures. Substantially all of our customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, we are not exposed to material foreign currency exchange risk. However, the service contracts with our Brazilian customers provide for payment in Brazilian reais. Accordingly, we are subject to the risk of a reduction in the value of the Brazilian reais as compared to the U.S. dollar in connection with payments made by Brazilian customers, and our exposure to fluctuations in the exchange rate for Brazilian reais is ongoing. However, the rates payable under our service contracts with Brazilian customers are adjusted annually to account for inflation in Brazil, thereby mitigating the risk. For the combined year ended December 31, 2008 and the years ended December 31, 2009 and 2010, our Brazilian customers represented approximately 2.4%, 2.0% and 3.1% of our revenue, respectively. Transactions in other currencies are converted into U.S. dollars using rates in effect on the dates of the transactions.

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

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended December 31, 2010. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Our current executive officers and directors are as follows:

Name	Age	Position
David McGlade	50	Director, Deputy Chairman and Chief Executive Officer, Intelsat S.A.
Raymond Svider	48	Chairman and Director, Intelsat S.A.
Michael McDonnell	47	Executive Vice President and Chief Financial Officer, Intelsat S.A.
Phillip Spector	60	Executive Vice President Business Development, General Counsel and Assistant Secretary, Intelsat S.A.
Stephen Spengler	51	Executive Vice President Sales and Marketing, Intelsat Corporation
Thierry Guillemin	51	Senior Vice President and Chief Technical Officer, Intelsat Corporation
Linda Bartlett	52	Senior Vice President and Controller, Intelsat Corporation
Justin Bateman	37	Director
Egon Durban	37	Director
David Roux	54	Director
Denis Villafranca	38	Director

The following is a brief biography of each of our executive officers and directors:

Mr. McGlade has been the Chief Executive Officer of Intelsat S.A. since April 2005 and became Deputy Chairman of the board of directors in August 2008. Prior to that, Mr. McGlade was the Chief Executive Officer of O2 UK, the largest subsidiary of mmO2 plc and a leading U.K. cellular telephone company, a position he took in October 2000. He was also an Executive Director of O2 plc. During his tenure at O2 UK and O2, Mr. McGlade was a director of the GSM Association, a trade association for GSM mobile operators, and served as Chairman of its Finance Committee from February 2004 to February 2005. He was also a director of Tesco Mobile from September 2003 to March 2005 and a director of The Link, a distributor of mobile phones and other high technology consumer merchandise, from December 2000 to May 2004. We believe Mr. McGlade’s extensive telecommunications industry experience is of benefit to our board. Mr. McGlade is currently a director of Skyworks Solutions, Inc. Mr. McGlade’s business address is 4, rue Albert Borschette, L-1246 Luxembourg.

Mr. Svider became a director of Intelsat S.A. in February 2008 and became the Chairman of the board of directors of Intelsat S.A. in May 2008. Mr. Svider is Co-Chairman and has been a Managing Partner of BC Partners, since 2003. He joined BC Partners in 1992 in Paris before moving to London in 2000 to lead its investments in the technology and telecoms industries. Over the years, Mr. Svider has participated in or led a variety of investments including Tubesca, Nutreco, UTL, Neopost, Polyconcept, Neuf Telecom, Unity Media/Tele Columbus, Office Depot Inc. and ATI Enterprises. He is currently on the board of Office Depot Inc. and ATI Enterprises. Prior to joining BC Partners; Mr. Svider worked in investment banking at Wasserstein Perella in New York and Paris, and at the Boston Consulting Group in Chicago. Mr. Svider holds a Master of Business Administration from the University of Chicago and a Master of Science in Engineering from both Ecole Polytechnique and Ecole Nationale Superieure des Telecommunications in France. We believe Mr. Svider’s experience overseeing other BC Partners portfolio companies is of benefit to our board. Mr. Svider’s business address is 4, rue Albert Borschette, L-1246 Luxembourg.

Mr. McDonnell became the Executive Vice President and Chief Financial Officer of Intelsat S.A. in November 2008. He was previously Executive Vice President, Chief Financial Officer and Treasurer of MCG Capital Corporation, a publicly-held commercial finance company, from September 2004 and its Chief Operating Officer since August 2006. From August 2000 to August 2004, Mr. McDonnell was employed by direct-to-home satellite television operator, DISH Network Corporation (f/k/a EchoStar Communications Corporation), where he served as Executive Vice President and Chief Financial Officer from July 2004 to August 2004 and as Senior Vice President and Chief Financial Officer from August 2000 to July 2004. Prior to joining EchoStar, from 1986 to 2000 Mr. McDonnell was employed by PricewaterhouseCoopers LLP, where he was a partner from 1996. He also currently serves on the board of directors of Catalyst Health Solutions, Inc. (f/k/a HealthExtras, Inc.), a pharmacy benefit management company. Mr. McDonnell’s business address is 4, rue Albert Borschette, L-1246 Luxembourg.

Mr. Spector became the Executive Vice President and General Counsel of Intelsat S.A. in February 2005 and the Head of Business Development in April 2007. He was previously the managing partner of the Washington, D.C. office of the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP, and chair of the firm’s Communications & Technology Group. He is the former Chairman of the American Bar Association’s International Communications Committee, and served in the U.S. government as Associate Assistant to the President and as a law clerk to a Supreme Court justice. Mr. Spector is a magna cum laude graduate of the Harvard Law School and holds a Master in Public Policy degree from Harvard’s Kennedy School of Government. Mr. Spector’s business address is 4, rue Albert Borschette, L-1246 Luxembourg.

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

Ms. Bartlett became the Senior Vice President and Controller of Intelsat Corporation on January 3, 2011. Prior to joining Intelsat, Ms. Bartlett served as Executive Vice President, Global Finance/Chief Financial Officer of the International Lodging Division of Marriott International, Inc. from November 2002. Ms. Bartlett holds a Bachelor’s degree in Accounting and a Master’s degree in Finance from Loyola College in Baltimore, Maryland, and is a Certified Public Accountant. Ms. Bartlett’s business address is 3400 International Drive, N.W., Washington D.C. 20008, United States.

Mr. Bateman became a director of Intelsat S.A. in August 2008. Mr. Bateman is a Partner of BC Partners based in its New York office, the investment arm of which he co-established in early 2008. He initially joined BC Partners’ London office in 2000 from PricewaterhouseCoopers, where he spent three years in Transaction Services working on due diligence projects for both financial investors and corporate clients. In 2002/2003 he left BC Partners to complete his MBA at INSEAD before rejoining its London office. Mr. Bateman serves on the board of Office Depot Inc. He has a degree in economics from the University of Cambridge in the UK. We believe Mr. Bateman’s accounting and financial education and experience are of benefit to our board. Mr. Bateman’s business address is 4, rue Albert Borschette, L-1246 Luxembourg.

Mr. Durban became a director of Intelsat S.A. in February 2008. Mr. Durban is a Managing Director based in London responsible for overseeing Silver Lake’s European operations. Mr. Durban joined Silver Lake in 1999 as a founding principal and has worked in the firm’s Menlo Park and New York offices. Mr. Durban serves on the Supervisory Board of Skype and is the Chairman of its Operating Committee, serves on the Supervisory Board and Operating Committee of NXP B.V., on the Operating Committee of SunGard Capital Corporation, and serves on Silver Lake’s Management, Investment and Operating and Valuation Committees. Prior to Silver Lake, Mr. Durban worked in Morgan Stanley’s Investment Banking Division. Mr. Durban graduated from Georgetown University with a BS in Finance. We believe Mr. Durban’s experience overseeing Silver Lake portfolio companies is of benefit to our board. Mr. Durban’s business address is 4, rue Albert Borschette, L-1246 Luxembourg.

Mr. Roux became a director of Intelsat S.A. in May 2010. Mr. Roux is a co-founder of Silver Lake and Chairman. Prior to joining Silver Lake in 1999, he was formerly Chairman and CEO of Liberate Technologies, Executive Vice President at Oracle Corporation and Senior Vice President at Lotus Development. Mr. Roux began his technology career as co-founder and CEO of Datext, Inc., the first commercial CD-ROM publishing company. He is currently Chairman of the Serena Software board and a member of the Avaya board. Previously, Mr. Roux was a board member of Thomson, Business Objects S.A., Gartner, Inc., Symantec, UGS Corp., and was the Chairman of the Board of Seagate Technology. He is also on the board of the Institute for Health Metrics and Evaluation, a member of the DuBois Institute’s National Advisory Board, a trustee at The Center for Advanced Study in the Behavioral Sciences at Stanford University, and an advisor to the Positive Coaching Alliance. Mr. Roux holds an M.B.A. from Harvard Business School and an M. Phil. from King’s College, Cambridge University. He is a graduate of Harvard College. We believe Mr. Roux’s experience overseeing Silver Lake portfolio companies is of benefit to our board. Mr. Roux’s business address is 4, rue Albert Borschette, L-1246 Luxembourg.

Mr. Villafranca became a director of Intelsat S.A. in August 2010. Mr. Villafranca is a graduate in business administration from the École des Hautes Études Commerciales (HEC) in Paris. He also holds an MBA from Harvard Business School. He worked for Bain & Company in Paris as a management consultant specializing in M&A advisory, corporate strategy and operational improvements. He joined BC Partners in 1999, where he is a partner. We believe Mr. Villafranca’s experience overseeing other BC Partners portfolio companies is of benefit to our board. Mr. Villafranca’s business address is 4, rue Albert Borschette, L-1246 Luxembourg.

Board Leadership Structure

Our board of directors is led by a Chairman who is a Managing Partner of a private equity firm that is affiliated with entities that own or control more than 70% of the outstanding equity of Intelsat Global. Our Chief Executive Officer is also the Deputy Chairman of our board and has an employment agreement pursuant to which he reports to the board of directors. The separation of the Chairman and Chief Executive Officer positions is appropriate for a privately-held company such as ours.

Audit Committee

Intelsat S.A. has an audit committee consisting of Messrs. Svider, Durban and Bateman. The members are not independent since they are associated with the New Sponsors. Pursuant to its charter and the authority delegated to it by the board of directors, the audit committee has sole authority for the engagement, compensation and oversight of our independent registered public accounting firm. In addition, the audit committee reviews the results and scope of the audit and other services provided by our independent registered public accounting firm and also reviews our accounting and control procedures and policies. The audit committee also is a primary monitor of risks impacting the Company, and performs the primary risk oversight role of the board of directors. The audit committee meets as often as it determines necessary but not less frequently than once every fiscal quarter. Our board of directors has determined that each member of the audit committee is an audit committee financial expert.

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

Compensation Committee Interlocks and Insider Participation

Intelsat S.A.’s compensation committee is currently comprised of Messrs. Svider and Durban. None of these individuals has been at any time an officer or employee of Intelsat S.A., other than Mr. Svider who serves as our Chairman. During 2010, Intelsat S.A. had no compensation committee “interlocks”—meaning that it was not the case that an executive officer of ours served as a director or member of the compensation committee of another entity and an executive officer of the other entity served as a director or member of our compensation committee.

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

During 2010, Messrs. McGlade, McDonnell, Spector, Spengler and Guillemin comprised the Named Executive Officers (the “NEOs”) for the Company. For a portion of 2010, Anita Beier served as an executive officer of the Company in the position of Senior Vice President and Controller. On November 19, 2010, Ms. Beier resigned from her position with the Company and received certain severance related payments that, when combined with her other compensation during 2010, result in her addition as an NEO for 2010.

The Company’s compensation objectives and policies, together with specific information on the compensation for each NEO, are described herein. With respect to Ms. Beier, some of the information provided is not relevant going forward since she is no longer employed by the Company.

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

The Company has developed a set of strategic corporate objectives designed to support long term growth in its enterprise value. The strategic corporate objectives are set in four areas: financial, customer, internal processes, and people and infrastructure. Through this process, the Company achieves a balanced focus on corporate performance without overemphasizing one area over others. Additionally, the Company sets specific metrics and initiatives designed to measure performance against the strategic goals. Through our pay-for-performance culture, a significant portion of our executives’ compensation is linked to performance against these objectives.

Our Compensation Committee reviews the compensation policies covering NEOs and approves all compensation for the NEOs with employment agreements, as described below.

Compensation Policy

We believe that in order to achieve our objectives, our executive compensation programs must be competitive, properly reward results and provide incentives for both short and long term performance to sustain and enhance long-term shareholder value. Our overall executive compensation philosophy is one based upon alignment with our shareholders. Through a mixture of fixed and performance dependent income and long and short term incentives, we strive for a balance of risk and reward. The level of total compensation varies based upon the returns ultimately achieved by our shareholders. The amount of variable compensation also increases with the level of the executive officer.

Our performance-driven compensation consists of the following three components:

•	base salary;

•	short-term incentive awards (in the form of annual cash bonuses); and

•	long-term incentive awards (in the form of restricted shares and options).

We use short-term compensation (base salaries and annual cash bonuses) to provide competitive levels of cash compensation for our executives and to focus them on our annual goals and objectives. We use long-term compensation (restricted shares and options) to achieve our goal of driving long-term growth in share value. This long-term compensation element is designed to emphasize the performance measures our executives need to achieve in order to deliver shareholder value. Our NEOs hold a mixture of previously granted restricted shares and options, and newly granted restricted shares and options awarded in connection with the New Sponsors Acquisition Transactions. These newly granted equity incentive awards are subject to a variety of time and performance vesting requirements, all closely linked to the long-term growth in the value of the Company.

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

The level and terms of compensation for Messrs. McGlade, McDonnell and Spector are set forth in the terms of employment agreements between Intelsat Global S.A. and the executive. The terms of compensation for Messrs. Spengler and Guillemin and for Ms. Beier are governed by the general policies and plans of the Company and are not set forth in employment agreements, with the exception of letters regarding arrangements for severance under certain conditions.

Elements of Compensation

Base Salary. Base salary is used to recognize the experience, skills, knowledge and responsibilities required of the executive officers in their roles. When establishing the 2010 base salaries of the NEOs, the Compensation Committee and management considered a number of factors, including the functional role of the position, the individual’s performance, the level of the individual’s responsibility, the individual’s prior experience in similar positions, competitive market data, the ability to replace the individual, the base salary of the individual at his or her prior employment or prior position within the Company and the number of well-qualified candidates available. The salaries of the NEOs are reviewed on an annual basis, as well as at the time of promotion or other changes in responsibilities.

Annual Cash Bonuses. We maintain a corporate bonus plan, which was adopted by the board of directors in March 2006 (the “Bonus Plan”). The Bonus Plan provides that certain of our and our subsidiaries’ employees, including the NEOs, may be awarded cash bonuses based on the attainment of specific performance goals and business criteria established by our board of directors for participants in the Bonus Plan. The goals and criteria for the 2010 and 2011 fiscal years included certain revenue, backlog, and adjusted EBITDA targets, all as defined by the Compensation Committee.

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

The employment agreements for Messrs. McGlade, McDonnell and Spector specify that their annual target bonus percentages are 100%, 65% and 65%, respectively, of the executive’s annual base salary. These bonus amounts are paid in the event of the Company’s achievement of pre-established metrics at the target level. The Compensation Committee also has discretion, in the event of significant outperformance of target objective criteria, to award additional bonuses. The Compensation Committee has established two additional levels of performance, tied to objective criteria at two tiers above the target levels, at which Messrs. McGlade, McDonnell and Spector may achieve additional bonuses. At the first tier of stretch performance, Messrs. McGlade, McDonnell and Spector may each receive an additional bonus of up to 50% of such executive’s annual base salary. At the second tier of stretch performance, Mr. McGlade may achieve an additional bonus of up to another 50% of his annual base salary and Messrs. McDonnell and Spector may each achieve an additional bonus of up to another 15% of such executive’s annual base salary. In the case of Messrs. Spengler and Guillemin and Ms. Beier, their target bonus percentages have been established pursuant to the terms of the Bonus Plan at 60%, 45%, and 40% respectively, of the executive’s annual base salary. In the event that the corporate performance achieves the first tier of stretch performance and based upon each executive’s individual performance, Messrs. Spengler and Guillemin and Ms. Beier each has the ability to obtain a maximum additional bonus in the amounts of 40.8%, 30.6%, and 27.2% respectively, of annual base salary.

Each of the target goals and criteria for bonuses referred to above is based on thorough discussion between the Compensation Committee and management as to budgets and projections for the relevant year. Great care is taken to ensure that the targets are difficult to achieve but achievable, thereby ensuring that the NEOs and other management are appropriately incentivized to perform at the highest levels. The Bonus Plan is a discretionary plan and the Compensation Committee retains the right to award compensation absent the attainment of performance criteria. In 2010, the Company achieved some, but not all, of the financial metrics established as targets for the Bonus Plan. In determining the amount of the incentive awards for the NEOs for 2010, the Compensation Committee exercised its discretion to increase the awards under the Bonus Plan for all of the NEOs, with the exception of Ms. Beier, who was not eligible for an award

Long-Term Incentive Awards

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

The Compensation Committee has exclusive authority to select the persons to receive awards and the amount and the type of equity awards under the 2008 Share Plan. At the time of each award, the Compensation Committee determines the terms of the award, including the performance period (or periods) and the performance objectives relating to the award. The Company’s policy has been to grant equity awards that align with the ownership objectives of our principal shareholders. Because the Company is privately held, the grant is typically a one-time grant at the outset of the shareholder investment, with vesting and other performance criteria aligned with the growth expected and the length of investment expected by the shareholders. For example, Messrs. McGlade, Spector, Spengler, and Guillemin each received a grant of shares in connection with the investment of prior sponsors in January of 2005. Upon the disposition of the prior sponsor shares, these executives received compensation commensurate with the return on investment received by the prior sponsors. As described more fully below in the equity award agreements narrative, each of the NEOs received new equity grants in connection with the investment of the New Sponsors, with terms and conditions aligned with the New Sponsors’ investment horizon. Additional grants may also occur upon the promotion or hire of a new executive.

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

In addition to grants made under the 2008 Share Plan, Messrs. McGlade and Spector each purchased for cash certain unrestricted shares of Intelsat Global pursuant to subscription agreements entered into in May 2009.

Restricted Shares. Each of the NEOs, except Ms. Beier, holds restricted shares that are subject to transfer, vesting and other restrictions as set forth in their applicable award agreements. A portion of these restricted shares vests each month with full vesting being achieved over a period of five years, subject to the executive’s continued employment. Certain of the shares awarded are also subject to the meeting of performance criteria based on annual performance targets and cumulative total return earned by certain principal shareholders of Intelsat Global on their investment. These annual performance goals relate to certain revenue and adjusted EBITDA targets which were set by the Compensation Committee at the grant date based on the Company’s five year business plan. We believe these goals are difficult to achieve, but achievable. The cumulative return goals were established by the principal shareholders at the grant date and are intended to incentivize the executive to operate the Company in a manner designed to meet the total return goals of the principal shareholders of Intelsat Global. Upon termination of employment, Intelsat Global retains the unilateral right to repurchase vested shares at a value as defined in the 2008 Share Plan. See the discussion of individual agreements following the Summary Compensation Table for further details regarding these restricted shares.

Options. Each of the NEOs, except Ms. Beier, holds options that are subject to transfer, vesting and other restrictions as set forth in their applicable award agreements. Ms. Beier held such options prior to her departure from the Company. A portion of these options vests upon the meeting of annual performance targets and a portion vests upon the determination of the cumulative total return earned by certain principal shareholders of Intelsat Global on their investment. These annual performance goals relate to certain revenue and adjusted EBITDA targets which were set by the Compensation Committee at the grant date based on the Company’s five year business plan. We believe these goals are difficult to achieve, but achievable. The cumulative return goals were established by the principal shareholders at the grant date and are intended to incentivize the executive to operate the Company in a manner designed to meet the total return goals of the principal shareholders of Intelsat Global. These options are also subject to forfeiture and other restrictions as set forth in the executives’ respective award agreements. Upon termination of employment, the Company retains the right to cancel vested options or to repurchase shares acquired upon exercise of the options in exchange for an amount set forth in the 2008 Share Plan. See the discussion of individual agreements following the Summary Compensation Table for further details regarding these options.

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

Competitive Market Review

During 2010, the Company conducted a review of our executive short-term compensation program. The objective of the review was to determine relative market competitiveness of our compensation to enable the Company to attract and to retain key executive talent.

In setting compensation we target the median compensation range for base salary and above median for total cash compensation (base salary and target bonus). Using market survey data we compared our executive officers’ total direct compensation levels to an industry peer group of companies and other general survey data. The peer group was selected based on industry, size (determined by reviewing both revenue levels and enterprise value) and other factors such as market capitalization. Based on this review, it was determined that the short term elements of our executive compensation program were reasonably competitive with market rates for comparable executives.

Role of Executive Officers in Setting Executive Compensation

The Compensation Committee approves the final determination of compensation for Messrs. Spector and McDonnell, acting on recommendation of our Chief Executive Officer, David McGlade, and in consultation with the head of our human resources department. The Compensation Committee determines the compensation of Mr. McGlade acting with advice from the head of our human resources department. Mr. McGlade plays no role in determining his own compensation. The compensation for Messrs. Spengler and Guillemin is set by Mr. McGlade, in consultation with the head of our human resources department. Prior to her departure, the compensation for Ms. Beier was set by Mr. McDonnell, in consultation with the head of our human resources department.

Conclusion

Our compensation policies are designed to recruit, retain and motivate our senior executive officers, to align their interests with those of our shareholders, and ultimately to reward them for outstanding performance.

Summary Compensation Table

The following summarizes the compensation earned during the year ended December 31, 2010 by our NEOs, who are our Chief Executive Officer, Chief Financial Officer, and our three other most highly compensated executive officers who were serving as executive officers on December 31, 2010. In addition, one former executive, Ms. Beier, is included in the table because her compensation during 2010 through her resignation on November 19, 2010 when added to her severance payments would otherwise make her one of the three most highly compensated executive officers but for the fact that she was not employed on December 31, 2010.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Non- Qualified Deferred Compensation ($)		All Other Compensation ($)		Total ($)
David McGlade	2010	$1,037,262	$648,516	(2)	$—	$—	$346,800	(2)	$—		$47,840	(4)	$2,080,418
Deputy Chairman and Chief Executive Officer	2009	$1,016,923	$—		$3,427,935	$—	$2,040,000		$—		$1,931,407		$8,416,265
	2008	$978,538	$—		$—	$—	$2,000,000		$—		$52,929		$3,031,467

Michael McDonnell	2010	$536,809	$218,155	(2)	$—	$—	$116,660	(2)	$—		$49,779	(5)	$921,403
Executive Vice President and Chief Financial Officer	2009	$525,894	$—		$865,686	$—	$686,238		$—		$565,285		$2,643,103
	2008	$69,327	$100,000		$—	$—	$167,375		$—		$7,349		$344,051

Phillip Spector	2010	$536,809	$218,155	(2)	$—	$—	$116,660	(2)	$—		$52,593	(6)	$924,218
Executive Vice President, Business Development and General Counsel	2009	$525,894	$—		$865,686	$—	$686,238		$—		$457,023		$2,534,841
	2008	$512,115	$—		$—	$—	$669,500		$—		$55,698		$1,237,313

Stephen Spengler	2010	$355,923	$133,518	(2)	$—	$—	$71,400	(2)	$—		$32,017	(7)	$592,858
Executive Vice President, Sales and Marketing	2009	$347,692	$50,085		$507,744	$—	$325,080		$—		$337,826		$1,551,731
	2008	$326,269	$33,389		$—	$—	$311,148		$—		$37,757		$675,174

Thierry Guillemin	2010	$305,631	$111,249	(2)	$—	$—	$59,492	(2)	$44,093	(3)	$22,140	(8)	$542,605
Senior Vice President and Chief Technical Officer	2009	$292,452	$—		$330,033	$—	$205,932		$60,263		$247,570		$1,136,250
	2008	$269,558	$—		$—	$—	$191,565		$32,804		$21,399		$515,326

Anita Beier(9)	2010	$274,192	$—		$—	$—	$—		$—		$255,523	(9)	$529,715
Former Senior Vice President and Controller

(1)	The salaries set forth in this column reflect the actual earnings for each NEO during fiscal year 2010. The base salary for each NEO generally changes annually in the month of February. The base salaries in effect for Messrs. McGlade, McDonnell, Spector, Spengler, Guillemin and Ms. Beier from February 16, 2009 through February 14, 2010 were, respectively, $1,020,000, $527,875, $527,875, $350,000, $295,625 and $286,474. The base salaries in effect for Messrs. McGlade, McDonnell, Spector, Spengler, Guillemin and Ms. Beier from February 15, 2010 through February 13, 2011 were, respectively, $1,040,400, $538,433, $538,433, $357,000, $307,450 and $290,055. Effective, February 14, 2011, the base salaries for Messrs. McGlade, McDonnell, Spector, Spengler and Guillemin were increased to $1,071,612, $559,970, $554,585, $364,140 and $322,054, respectively.
(2)	In accordance with the Bonus Plan described above, incentive awards earned for 2010 performance were based upon the Company’s financial performance against criteria established at the beginning of 2010 and the Compensation Committee’s approval of discretionary funding for the Bonus Plan. The discretionary portion of the award is reflected in the column headed “Bonus” and the remainder of the award is reflected in the column headed “Non-Equity Incentive Plan Compensation.” These payments were made in March 2011.
(3)	Mr. Guillemin participates in the Company’s Pension Plan and Restoration Plan, as described below in the Pension Benefits section of this Item 11. This amount reflects the change in the actuarial present value of his accrued benefit over the 12 month period from December 31, 2009 through December 31, 2010, using a discount rate of 5.30% for the fiscal year ended December 31, 2010, a discount rate of 5.88% for the fiscal year ended December 31, 2009, and a discount rate of 6.27% for the fiscal year ended December 31, 2008, and using an assumed retirement date of November 1, 2019 (age 60). No other NEO participates in the Pension Plan or the Restoration Plan.
(4)	This amount includes: (a) an auto/financial planning/club dues allowance of $20,000; (b) executive benefits paid for by the Company including tax gross up payments where applicable, in the amounts of $7,615 for life insurance, $2,146 ($782 of which was to cover taxes) for personal excess liability insurance, and $930 for long-term disability insurance; and (c) $17,150 in contributions to Mr. McGlade’s 401(k) plan account.

(5)	This amount includes: (a) an auto/financial planning/club dues allowance of $20,000; (b) executive benefits paid for by the Company including tax gross up payments where applicable, in the amounts of $3,208 for life insurance, $2,359 ($996 of which was to cover taxes) for personal excess liability insurance, $6,132 ($2,588 of which was to cover taxes) for a comprehensive physical examination, and $930 for long-term disability insurance; and (c) $17,150 in contributions to Mr. McDonnell’s 401(k) plan account.
(6)	This amount includes: (a) an auto/financial planning/club dues allowance of $20,000; (b) executive benefits paid for by the Company including tax gross up payments where applicable, in the amounts of $8,342 for life insurance, $2,146 ($782 of which was to cover taxes) for personal excess liability insurance, and $4,955 ($1,806 of which was to cover taxes) for a comprehensive physical examination; and (c) $17,150 in contributions to Mr. Spector’s 401(k) plan account.
(7)	This amount includes: (a) an auto allowance of $6,000; (b) executive benefits paid for by the Company including tax gross up payments where applicable, in the amounts of $2,921 for life insurance, $2,146 ($782 of which was to cover taxes) for personal excess liability insurance, $2,870 ($1,070 of which was to cover taxes) for a comprehensive physical examination, and $930 for long-term disability insurance; and (c) $17,150 in contributions to Mr. Spengler’s 401(k) plan account.
(8)	This amount includes: (a) an auto allowance of $6,000; (b) executive benefits paid for by the Company including tax gross up payments where applicable, in the amounts of $2,413 for life insurance, $2,521 ($1,157 of which was to cover taxes) for personal excess liability insurance, $7,832 ($3,595 of which was to cover taxes) for a comprehensive physical examination; and $925 for long-term disability insurance; and (c) $2,450 in contributions to Mr. Guillemin’s 401(k) plan account.
(9)	On November 19, 2010, Ms Beier terminated employment with the Company. The other compensation amount includes: (a) an auto allowance of $6,000; (b) executive benefits paid for by the Company including tax gross up payments where applicable, in the amounts of $2,840 for life insurance, $2,455 ($1,091 of which was to cover taxes) for personal excess liability insurance, and $827 for long-term disability insurance; (c) $233,495 in severance-related payments; and (d) $10,367 in contributions to Ms. Beier’s 401(k) plan account.

Grants of Plan-Based Awards

There were no grants of equity plan-based awards or other stock or option awards to any of the NEOs during the year ended December 31, 2010. The following table sets forth information concerning the grant of annual non-equity incentive awards under our cash Bonus Plan during the year ended December 31, 2010. The actual payout of the awards is reflected in the Summary Compensation Table.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)

David McGlade	3/3/2010	$520,200	$1,040,400	$2,080,800

Michael McDonnell	3/3/2010	$174,991	$349,981	$699,963

Phillip Spector	3/3/2010	$174,991	$349,981	$699,963

Stephen Spengler	3/3/2010	$107,100	$214,200	$359,856

Thierry Guillemin	3/3/2010	$69,176	$138,353	$232,432

Anita Beier	3/3/2010	$61,490	$122,980	$206,606

Employment and Other Agreements

Messrs. McGlade, McDonnell and Spector each are employed with the Company pursuant to employment agreements with Intelsat Management LLC, a direct subsidiary of Intelsat S.A. (“Intelsat Management”).

Pursuant to his employment agreement, Mr. McGlade serves as Deputy Chairman of the Board of Directors and Chief Executive Officer. Mr. McDonnell serves as Executive Vice President and Chief Financial Officer and Mr. Spector serves as Executive Vice President and General Counsel of the Company.

Messrs. Spengler and Guillemin are not party to employment agreements with the Company; however, the Company does have certain severance and other obligations to them pursuant to Company policies and each has a letter agreement covering the payment of severance benefits in the event of certain termination circumstances.

Ms. Beier also was not party to an employment agreement with the Company; however, the Company had certain severance and other obligations to her pursuant to Company policies as set forth below.

Each of the NEOs is a party to agreements governing the terms of his restricted share awards and option awards. Details of the agreements in place for 2010 for each of the NEOs appear below.

Employment Agreements with Messrs. McGlade, McDonnell and Spector

McGlade Employment Agreement. On December 29, 2008, Mr. McGlade entered into a new employment agreement with Intelsat Global and the Company, effective as of February 4, 2008, as amended on May 6, 2009 and assigned to Intelsat Management on December 21, 2009 (the “McGlade Employment Agreement”). The McGlade Employment Agreement provides for Mr. McGlade’s continued employment as Chief Executive Officer of each of Intelsat Global and the Company, his continued service as a member of the board of directors of each of Intelsat Global and the Company, and his nomination for reelection as a member of the board of directors of each of Intelsat Global and the Company at the expiration of the then current term. The McGlade Employment Agreement supersedes the terms and conditions of his prior employment agreement.

McDonnell Employment Agreement. On May 6, 2009, Mr. McDonnell entered into an employment agreement with Intelsat Global and the Company, as assigned to Intelsat Management on December 21, 2009 (the “McDonnell Employment Agreement”). The McDonnell Employment Agreement provides for Mr. McDonnell’s continued employment as Executive Vice President and Chief Financial Officer of each of Intelsat Global and the Company. The McDonnell Employment Agreement supersedes the terms and conditions of the offer letter between Mr. McDonnell and the Company.

Spector Employment Agreement. On May 6, 2009, Mr. Spector entered into an employment agreement with Intelsat Global and the Company, as assigned to Intelsat Management on December 21, 2009 (the “Spector Employment Agreement”). The Spector Employment Agreement provides for Mr. Spector’s continued employment as Executive Vice President and General Counsel of each of Intelsat Global and the Company. The Spector Employment Agreement supersedes the terms and conditions of his prior employment agreement.

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

The McGlade, McDonnell and Spector Employment Agreements also provide for the executives to receive certain perquisites as set forth therein and quantified and summarized in the Summary Compensation Table set forth above.

Severance Benefits. The McGlade, McDonnell and Spector Employment Agreements also provide for certain severance benefits to be paid to the executive in the event of employment termination under certain circumstances. Specifically, if the executive’s employment is terminated without cause or if he resigns for good reason (in either case as defined in the McGlade, McDonnell and Spector Employment Agreements) on or after January 1, 2009, subject to his timely execution and non-revocation of a waiver and release of claims and the executive’s continued compliance with the terms of the employment agreement, and except as otherwise required by law or by the terms of the Company’s benefit plans (excluding severance plans), the executive will be paid severance, which severance amount shall be payable on the sixtieth day after such termination of employment. In the case of Mr. McGlade, the severance amount is equal to 1.5 times the sum of the executive’s (i) annual base salary plus (ii) the basic annual bonus and the stretch annual bonus (as in effect on the date of such termination of employment). In the case of Messrs. McDonnell and Spector, the severance amount is equal to 1.25 times the sum of the executive’s (i) annual base salary plus (ii) the basic annual bonus (as in effect on the date of such termination of employment).

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

In the event that certain specified change in control transactions occur, and the affirmative written consent of certain shareholders is not required for the Company to terminate the executive’s employment at the time of such termination, and the executive is terminated without cause or resigns for good reason (each as defined in the applicable McGlade, McDonnell or Spector Employment Agreement), then applicable vesting provisions of the executive’s equity award agreements shall apply as if a change in control (as defined in the applicable McGlade, McDonnell or Spector Employment Agreement) had occurred immediately prior to such termination of employment. If the affirmative written consent of certain shareholders or a representative thereof is required for the Company to terminate the executive’s employment at the time of such termination following such a corporate transaction, and the executive is terminated without cause or resigns for good reason on or after the date that is eighteen months following the date of such corporate transaction, then the applicable vesting provision of the executive’s equity award agreements shall apply as if a change in control had occurred immediately prior to such termination of employment.

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

Employment Arrangements with Messrs. Spengler and Guillemin

Messrs. Spengler and Guillemin do not have employment agreements, but under the terms of the Company’s severance plans and agreements, in the event their employment is involuntarily terminated without cause, Messrs. Spengler and Guillemin are entitled to a severance benefit equal to nine months’ salary and eight months’ salary, respectively, and executive outplacement services. The severance benefits are contingent upon the executive signing a standard release of claims and a non-compete, non-solicitation and non-disparagement agreement. Cause is defined as willful misconduct or negligence in the performance of duties. Additionally, on May 8, 2009, Intelsat Global entered into letter agreements with Messrs. Spengler and Guillemin providing for an enhanced severance benefit under certain limited circumstances (the “Severance Agreements”). The Severance Agreements provide that in the event the executive is terminated without cause or resigns for good reason (in either case as defined in the Severance Agreement) following certain specified corporate transactions identified in the Severance Agreements, the executive will be paid an amount equal to one times base salary as in effect on the date of termination, payable in a lump sum on the sixtieth day after such termination of employment. The Severance Agreements will supersede each executive’s previously existing severance arrangements to the extent the Severance Agreements apply with respect to an executive’s termination of employment.

Employment Arrangement with Ms. Beier

Ms. Beier did not have an employment agreement, but in connection with her resignation Ms. Beier received severance-related payments equivalent to those that would be paid under the termination without cause provision of the severance plan and her equity awards. Under the terms of the Company’s severance plan and policies, Ms. Beier was entitled to receive a severance benefit equal to eight months’ salary and executive outplacement services, contingent upon the executive entering into a standard release of claims and a non-compete, non-solicitation and non-disparagement agreement. Ms. Beier received severance benefits in the amount of $233,495 for severance, accrued vacation and executive outplacement.

Equity Award Agreements

McGlade, McDonnell and Spector Awards. On May 6, 2009, Messrs. McGlade and Spector each entered into a Class A Restricted Share Agreement, a Class B Restricted Share Agreement and an Option Agreement and Mr. McDonnell entered into a Class B Restricted Share Agreement and an Option Agreement, each with Intelsat Global.

The Class A Restricted Share Agreements entered into with Messrs. McGlade and Spector govern the terms and conditions applicable to the executive’s outstanding restricted share awards under a previous plan that were unvested at the time of the New Sponsors Acquisition Transaction and were exchanged for restricted shares in the new corporate entity (“Rollover Shares”). These Rollover Shares are subject to vesting and forfeiture provisions. Subject to the executive’s continued employment, the Class A Shares subject to the Class A Restricted Share Agreement vest in twenty-four equal monthly installments on the last day of each month commencing February 29, 2008. As of January 31, 2010, these Rollover Shares were 100% vested. The Class A Restricted Share Agreement also provides that in the event of the executive’s termination of employment, Intelsat Global may repurchase the Rollover Shares generally for fair market value, unless the termination is for cause. If the executive is terminated for cause, the shares may be repurchased for the executive’s purchase price or the per share fair market value of the Class A Shares as of February 4, 2008. The Class A Restricted Share Agreements govern 158,810.45 Rollover Shares for Mr. McGlade and 70,165.54 Rollover Shares for Mr. Spector.

The Class B Restricted Share Agreements entered into with Messrs. McGlade, McDonnell and Spector govern the terms and conditions applicable to the Class B Shares issued to each executive as of May 6, 2009. A portion of the Class B Shares subject to the Class B Restricted Share Agreement are subject to time vesting (“Class B Time-Vesting Shares”) and a portion of the Class B Shares are subject to annual performance-based vesting upon the achievement of certain adjusted EBITDA and revenue goals for fiscal years 2008 and 2009 for Messrs. McGlade and Spector and for fiscal years 2008, 2009 and 2010 for Mr. McDonnell (“Class B Performance Shares”).

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

In the event of a change in control, as defined in the 2008 Share Plan, the Class B Time-Vesting Shares become fully vested, and the Class B Performance Shares vest if, upon a change in control or other realization event, certain principal shareholders receive a three times multiple on their investment (four times if it occurs after February 4, 2015). In the event the executive dies or becomes disabled, the Class B Time-Vesting Shares become fully vested and the Class B Performance Shares cease vesting and unvested shares are forfeited, unless, within six months following such termination, an initial public offering occurs or Intelsat Global enters into a definitive agreement resulting in a change in control, in which case the unvested shares will be eligible to become vested as if a change in control had occurred immediately prior to termination (“Transaction Vesting Protection”). In the event the executive is terminated without cause or resigns for good reason (in either case as defined in the executive’s Employment Agreement), the Transaction Vesting Protection applies to both the Class B Time-Vesting and Class B Performance Shares, and if such termination occurs after July 31, 2010 (April 30, 2011 for Mr. McDonnell), 50% of the unvested Class B Time-Vesting Shares vest. The Class B Restricted Share Agreements for Messrs. McGlade, McDonnell and Spector provide for similar repurchase rights for Intelsat Global as are set forth in the executive’s Class A Restricted Share Agreement, provided, however, that the repurchase price is generally a liquidation fair market value. In the event the executive breaches any covenants contained in the executive’s Employment Agreement, he will be required to repay Intelsat Global for all the Class B Shares which vested during the twelve months preceding the breach of the covenants.

The Option Agreements entered into with Messrs. McGlade, McDonnell and Spector govern the terms and conditions applicable to options to purchase Class A Shares granted to each executive as of May 6, 2009. The exercise price of each option is $100 per share. Each option is subject to performance vesting. Each option will vest with respect to a portion of the Class A Shares (the “Annual Performance Options”) based upon the achievement of certain adjusted EBITDA and revenue goals for 2010, 2011 and 2012 (and 2013 with respect to Mr. McDonnell), as defined in the Option Agreement, subject to catch-up vesting upon achievement of targets in later years or if certain principal shareholders of Intelsat Global receive a three times multiple on their investment in connection with a change in control or other realization event (four times if it occurs after February 4, 2015). Upon the occurrence of a change in control or other realization event for certain specified shareholders, the option will vest ratably with respect to the remaining Class A Shares (the “Exit Performance Option”) based upon a sliding scale of return on their investment from 3.3 times to 4.1 times. The option generally expires on the earliest to occur of: (i) February 4, 2018, (ii) 90 days following resignation without good reason, (iii) one year following termination without cause or for good reason or upon death or disability, or (iv) the date of termination for cause. The option is subject to Transaction Vesting Protection following a termination due to death or disability, a termination without cause, or a resignation for good reason. Additionally, in the event that the executive is terminated without cause or resigns for good reason following certain specified corporate transactions, the option will vest as if a change in control had occurred immediately prior to termination. The Class A Shares acquired upon exercise of the options are subject to Intelsat Global repurchase rights similar to the rights specified in the executives’ Class A Restricted Share Agreements. In the event the executive breaches any covenants contained in the executive’s Employment Agreement, he will be required to repay Intelsat Global an amount equal to the number of shares acquired pursuant to the option during the twelve months preceding the breach of the covenants multiplied by the excess of the fair market value of the shares over the exercise price paid.

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

The Class A Restricted Share Agreements govern the terms and conditions applicable to Rollover Shares, consisting of the Class A Shares issued to Messrs. Spengler and Guillemin as of February 4, 2008 in exchange for a previous equity award. Mr. Spengler’s Class A Restricted Share Agreement covers 16,237.41 Class A Shares and Mr. Guillemin’s Class A Restricted Share Agreement covers 3,044.47 Class A Shares. The shares are subject to vesting and forfeiture provisions. Subject to each of their continued employment, the Class A Shares subject to the Class A Restricted Share Agreements vest in twenty-three equal monthly installments on the first day of each month commencing on March 1, 2008. As of January 1, 2010, these Rollover Shares were 100% vested. The Class A Restricted Share Agreements provide that in the event of the holder’s termination of employment, Intelsat Global may repurchase the shares subject to the agreement generally for fair market value, unless the executive resigns or the termination is for cause. If either Mr. Spengler or Mr. Guillemin resigns, his shares may be repurchased at a price per share equal to the lesser of the fair market value on the date of resignation or $100. If either Mr. Spengler or Mr. Guillemin is terminated for cause, his shares may be repurchased at a price per share equal to par value.

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

In the event of a change in control, as defined in the award agreements, the Class B Time-Vesting Shares issued to Messrs. Spengler and Guillemin become fully vested, and their Class B Performance Shares vest if, upon a change in control or other realization event, certain principal shareholders of Intelsat Global receive a three times multiple on their investment (four times if it occurs after February 4, 2015). In the event that either Mr. Spengler or Mr. Guillemin is terminated without cause, as defined in the 2008 Share Plan, resigns for any reason, dies or becomes disabled, his Class B Time-Vesting Shares and Class B Performance Shares cease vesting and all unvested shares are forfeited.

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

Beier Awards. On May 8, 2009, Intelsat Global entered into a Share Option Agreement, Class B Restricted Share Agreement and Option Agreement with Ms. Beier.

The Share Option Agreement governed the terms and conditions applicable to options to purchase Class A shares issued to Ms. Beier as of February 4, 2008 in exchange for a previous equity award. Ms. Beier’s Share Option Agreement provided an option to purchase 5,463.37 Class A Shares. The rollover options were subject to vesting and forfeiture provisions and vested over twenty-four equal monthly installments on the first day of each month commencing on February 29, 2008. As of January 31, 2010, these rollover options were 100% vested. The Share Option Agreement also provided that in the event of the holder’s termination of employment without cause, Intelsat Global could cancel the options in exchange for a payment equal to the number of shares covered by the option multiplied by the fair market value of the Class A Shares on the termination date minus the exercise price of the options. The exercise price for the rollover options was $25 per share. The Company exercised its right to cancel the vested options in exchange for a payment of $530,275. Pursuant to a promissory note entered into with Ms. Beier, this payment is to be paid out in five equal installments over a twenty-four month period.

The Class B Restricted Share Agreement governed the terms and conditions applicable to the Class B Shares issued to Ms. Beier as of May 8, 2009. Ms. Beier’s Class B Restricted Share Agreement covered 9,817 Class B Shares of which 7,012 were designated as Class B Time-Vesting Shares and the remaining 2,805 were designated as Class B Performance Shares. The vesting provisions of Ms. Beier’s Class B Shares were the same as those described above with respect to Messrs. Spengler and Guillemin. Intelsat Global exercised the repurchase right under the Class B Restricted Share Agreement and repurchased the vested Class B Shares at the Class B Repurchase Price of $22.06 and the unvested Class B Shares at par value. At the time of termination of employment, Ms. Beier had 6,661.66 vested and 3,155.34 unvested Class B Shares. The repurchase payment for the Class B Shares was combined with the payment to cancel the rollover options described above and is to be paid pursuant to the promissory note in five equal installments over a twenty-four month period.

The Option Agreement governed the terms and conditions applicable to options to purchase Class A Shares granted to Ms. Beier as of May 8, 2009. Ms. Beier was awarded an option to purchase 7,713 Class A Shares, with 4,207 designated as Annual Performance Options and the remaining 3,506 designated as Exit Performance Options. The exercise price of each option was $100 per share. None of these options were vested on the date of Ms. Beier’s resignation and pursuant to the terms of the Option Agreement all of these unvested options were forfeited.

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

Unallocated Bonus Plan

On August 20, 2010, Intelsat Global adopted the Unallocated Bonus Plan (the “Unallocated Plan”) in connection with the equity awards available to management under the 2008 Share Plan. Pursuant to the 2008 Share Plan, 1,989,975 shares (approximately 10% of the shares of Intelsat Global) may be awarded to management as options and/or restricted shares (the “Pool”). The Unallocated Plan provides for the distribution of the value of any unallocated shares that remain in the Pool, and that otherwise would have been vested, on certain measurement dates to the recipients of equity under the 2008 Share Plan who remain employed by the Company at that time. Each such equity participant will be eligible to receive a pro-rata share of the value of the unallocated Pool, based on the percentage of allocated shares held by such participant and the length of time elapsed since such participant was granted the underlying award(s). The bonus will be payable in the form of cash or shares of the Company, as set forth in the Unallocated Plan. If equity participants do not become eligible to receive a bonus under the Unallocated Plan on or prior to February 4, 2015, the Unallocated Plan expires and no bonuses will be payable. At the same time as and in connection with the adoption of the Unallocated Plan, Intelsat Global entered into letter agreements with Messrs. McGlade, Spector and McDonnell providing that the Unallocated Plan may not be amended in any manner that would adversely affect the rights of any of Mr. McGlade, Mr. Spector or Mr. McDonnell under the plan without such individual’s prior consent.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning the number and value of any outstanding unvested restricted share awards and unexercised options held by the NEOs at December 31, 2010. There was no public market for Intelsat Global’s common stock as of December 31, 2010.

	Option Awards				Stock Awards
Name	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
David McGlade	136,916	(1)	$100.00	2/8/2018	98,884	$6,020,066	(3)	0	$—

	114,097	(2)	$100.00	2/8/2018

Michael McDonnell	34,577	(1)	$100.00	2/8/2018	33,616	$2,046,559	(3)	8,645	$526,308	(4)

	28,814	(2)	$100.00	2/8/2018

Phillip Spector	34,577	(1)	$100.00	2/8/2018	24,972	$1,520,300	(2)	0	$—

	28,814	(2)	$100.00	2/8/2018

Stephen Spengler	20,280	(1)	$100.00	2/8/2018	14,647	$891,693	(2)	0	$—

	16,900	(2)	$100.00	2/8/2018

Thierry Guillemin	13,182	(1)	$100.00	2/8/2018	9,520	$579,594	(2)	0	$—

	10,985	(2)	`	2/8/2018

(1)	The vesting date for the Annual Performance Option awards is annually on the date the board of directors approves the audited financial statements of 2010, 2011 and 2012 (and 2013 in the case Mr. McDonnell) for the Annual Performance Options, contingent upon meeting annual revenue and adjusted EBITDA performance targets.
(2)	The vesting date for the Exit Performance Option awards is contingent upon certain principal shareholders of Intelsat Global receiving cumulative returns on their investment in excess of 3.3 times their initial investment.
(3)	This award is for Class B Shares of Intelsat Global. The market value reflected here is based upon management’s estimate of fair value, relying in part on the most recent independent valuation performed, dated as of December 31, 2010, which set forth a Class B Share fair value of $60.88 per share. The vesting date for the Class B Time-Vesting Shares is monthly, with full vesting occurring for Messrs. McGlade, Spector, Spengler and Guillemin on February 4, 2013 and for Mr. McDonnell on November 4, 2013.

(4)	This award is for Class B Shares of Intelsat Global. The market value reflected here is based upon management’s estimate of fair value, relying in part on the most recent independent valuation performed, dated as of December 31, 2010, which set forth a Class B Share fair value of $60.88 per share. The vesting date for the Performance Shares is annually on the date the board of directors approves the audited financial statements contingent upon meeting annual revenue and adjusted EBITDA performance targets.

Option Exercises and Stock Vested

The following table sets forth certain information regarding the number of restricted shares and options that vested in 2010, together with the corresponding amounts realized by the NEOs.

Name	Option Awards			Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise		Number of Shares Acquired on Vesting	Value Realized on Vesting
David McGlade	—	$—	(1)	6,617	$807,689	(3)
				91,278	$4,056,384	(4)

Michael McDonnell	—	$—	(1)	—	$—
				23,051	$1,024,370	(4)

Phillip Spector	—	$—	(1)	2,924	$356,862	(3)
				23,051	$1,024,393	(4)

Stephen Spengler	—	$—	(1)	706	$86,183	(3)
				13,520	$600,827	(4)

Thierry Guillemin	—	$—	(1)	132	$16,152	(3)
				8,788	$390,540	(4)

Anita Beier	5,463.37	$530,275.00	(2)	—	$—
				2,688	$119,455	(4)

(1)	There were no options exercised during 2010 by these NEOs.
(2)	Upon her resignation, each of the vested options held by Ms. Beier was cancelled in exchange for a payment equal to the fair market value of a Class A Share on the date of termination, minus the exercise price of the option ($25). Because Intelsat Global is privately held there is not a public market for the securities. The payment made to Ms. Beier was based upon management’s estimate of the fair value at the time of the payment, $122.06 per Class A Share, relying in part on the most recent independent valuation performed as of the date of the payment, which was dated as of December 31, 2009.
(3)	This award is for Class A Shares. Because Intelsat Global is privately held, there is no public market for these securities. The value realized on vesting provided here is based upon management’s estimate of the fair value at the time of vesting, $122.06 per Class A Share, relying in part on the most recent independent valuation performed at the time of vesting, which was dated as of December 31, 2009.
(4)	This award is for Class B Shares. Because Intelsat Global is privately held, there is no public market for these securities. The value realized on vesting provided here is based on management’s estimate of the fair value at the time of vesting, $44.44 per Class B Share, relying in part on the most recent independent valuation performed at the time of vesting, which was dated as of December 31, 2009.

Pension Benefits

The following table sets forth the actuarial present value of accumulated benefits for Mr. Guillemin, the only one of our NEOs who is eligible to participate in the pension plan of the Company.

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit	Payments During the Last Fiscal Year
Thierry Guillemin	Intelsat Staff Retirement Plan	11.1667	$286,528	—
	Intelsat Restoration Plan	9.9167	$0	—

Total			$286,528

The Intelsat Staff Retirement Plan is a tax-qualified defined benefit pension plan covering U.S.-based employees of Intelsat who were hired prior to July 19, 2001. The benefits under the plan are calculated based upon a set of formulas that take into account the participant’s hire date, years of service and average compensation. For Mr. Guillemin, the formula is 2.0% of final average earnings for each year of service prior to 2002, plus 1.5% of final average earnings for each year of service on or after 2002. Final average earnings for Mr. Guillemin includes regular earnings and does not include bonus payments, and is based on average earnings over the 60 months of employment that produces the highest average. Early retirement is available at age 55 with three years of service, and there is a seven year vesting schedule. The portion of Mr. Guillemin’s benefit attributable to pre-2002 service is payable on an unreduced basis at age 60. Benefit payments may be taken in the form of a single life annuity, a partially subsidized 60% or 75% joint and survivor annuity if married at the time of benefit commencement, a 50% or 100% joint and survivor annuity if unmarried at the time of benefit commencement, a lump sum or a reduced annuity plus a partial lump sum. Benefits paid in the form of an annuity are adjusted for cost of living increases but only on the portion of the benefit attributable to pre-2002 service and pre-2006 compensation. See Note 6 to the consolidated financial statements for additional disclosure on the assumptions used to value pension benefits.

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

Benefits and Payments Upon Termination

The following is a table which shows, hypothetically, what each of the current NEOs would receive upon termination of employment under varying circumstances, assuming such termination occurred on December 31, 2010 and assuming that Intelsat Global repurchased equity at an assumed fair market value and repurchase price set by the Board of Directors in March of 2011. However, this table does not take into account all of the restrictions and other provisions of relevant employment contracts described earlier. Thus, this table does not represent guarantees to any NEO that he will receive the amounts set forth herein.

Name		Resignation Without Good Reason		Resignation With Good Reason or Involuntary Termination Without Cause		Resignation With Good Reason or Involuntary Termination Without Cause Following a Change of Control		Death or Disability		Termination For Cause
David McGlade
Accrued Salary and Vacation	(1)	$150,058		$150,058		$150,058		$150,058		$150,058
Accrued Bonus	(2)	$—		$1,560,600		$1,560,600		$1,560,600		$—
Severance	(3)	$—		$3,901,500		$3,901,500		$—		$—
Vested Shares and Options		$39,343,037	(4)	$42,400,534	(6)	$45,458,031	(7)	$45,458,032	(8)	$15,883,251	(9)
Unvested Shares and Options	(10)	$989		$494		$—		$—		$494
Medical Benefits	(11)	$402,223		$402,223		$402,223		$402,223		$—

TOTAL		$39,896,307		$48,415,409		$51,472,412		$47,570,913		$16,033,803

Michael McDonnell
Accrued Salary and Vacation	(1)	$82,836		$82,836		$82,836		$82,836		$82,836
Accrued Bonus	(2)	$—		$619,198		$619,198		$619,198		$—
Severance	(3)	$—		$1,110,518		$1,110,518		$—		$—
Vested Shares and Options		$384	(4)	$2,375,752	(6)	$4,989,189	(7)	$4,454,583	(8)	$384	(9)
Unvested Shares and Options	(10)	$423		$423		$—		$86		$423

TOTAL		$83,643		$4,188,727		$6,801,741		$5,156,703		$83,643

Phillip Spector
Accrued Salary and Vacation	(1)	$82,836		$82,836		$82,836		$82,836		$82,836
Accrued Bonus	(2)	$—		$619,198		$619,198		$619,198		$—
Severance	(3)	$—		$1,110,518		$1,110,518		$—		$—
Vested Shares and Options		$14,800,508	(4)	$15,572,644	(6)	$16,344,780	(7)	$16,344,780	(8)	$7,017,111	(9)
Unvested Shares and Options	(10)	$250		$125		$—		$—		$125
Medical Benefits	(11)	$263,034		$263,034		$263,034		$263,034		$—

TOTAL		$15,146,628		$17,648,355		$18,420,366		$17,309,848		$7,100,072

Stephen Spengler
Accrued Salary and Vacation	(1)	$54,923		$54,923		$54,923		$54,923		$54,923
Accrued Bonus	(2)	$—		$—		$—		$214,200		$—
Severance	(3)	$—		$267,750		$267,750		$—		$—
Vested Shares and Options		$1,624,068	(5)	$4,648,377	(6)	$5,554,131	(7)	$4,648,377	(8)	$489	(9)
Unvested Shares and Options	(10)	$146		$146		$—		$146		$146

TOTAL		$1,679,137		$4,971,196		$5,876,804		$4,917,647		$55,558

Thierry Guillemin
Accrued Salary and Vacation	(1)	$39,841		$39,841		$39,841		$39,841		$39,841
Accrued Bonus	(2)	$—		$—		$—		$138,353		$—
Severance	(3)	$—		$204,967		$204,967		$—		$—
Vested Shares and Options		$304,659	(5)	$1,806,058	(6)	$2,394,792	(7)	$1,806,058	(8)	$243	(9)
Unvested Shares and Options	(10)	$95		$95		$—		$95		$95

TOTAL		$344,595		$2,050,961		$2,639,599		$1,984,347		$40,179

(1)	This reflects unpaid salary for days worked prior to termination and accrued but unpaid vacation as of December 31, 2010.
(2)	It is currently the policy under our Bonus Plan that no bonus payments are made to plan participants who leave prior to the bonus payment date in March of the following year, unless otherwise provided for in an applicable employment agreement or in the event of death or disability. In the event of death or disability, the NEOs not covered by an employment agreement receive a pro-rata bonus, based upon actual financial performance, pro-rated for the date of death or disability. This number assumes a date of death or disability on December 31, 2010, and corporate and individual performance at the target level. For the NEOs with employment agreements (Messrs. McGlade, McDonnell and Spector), the agreements provide for a pro-rata bonus at the tier 1 stretch level for the year of termination based on actual results and the portion of the year he was employed. This amount assumes the maximum amount payable for a full year of employment and corporate results achieved at the tier 1 stretch level.
(3)

For NEOs with employment agreements, the severance payment is equal to (a) a severance multiple, times (b) the sum of base salary plus bonus calculated at the tier 1 stretch level for Mr. McGlade and at the basic level for Messrs. McDonnell and Spector, payable in a lump sum on the 60th day following termination. The severance multiples are 1.5 for Mr. McGlade, and 1.25 for Messrs. McDonnell and Spector. For Messrs. Spengler and Guillemin, the severance payment is equal to nine months and eight months, respectively, of base salary.

(4)	Rollover Shares that are vested may be repurchased at any time during the two years following a resignation at a price per share equal to the fair market value of the share on the date of resignation. Management estimates, relying in part on the most recent independent valuation performed, that the fair market value of the Class A Shares as of December 31, 2010 was $161.84. With respect to the Class B shares held by Messrs. McGlade and Spector, Class B shares that are vested may be repurchased at any time during the two years following a resignation at the Class B repurchase price defined in the 2008 Share Plan on the date of termination. For purposes of this table, the Class B repurchase price on December 31, 2010 was assumed to be $61.84 (the “Class B Repurchase Price”). For purposes of the Class B shares held by Mr. McDonnell upon a resignation that occurs before April 30, 2011, vested shares may be repurchased at a price per share equal to the lesser of the (a) the Class B repurchase price at May 6, 2009 (which equaled $0) or (b) the Class B Repurchase Price. Accordingly, the vested Class B shares for Messrs. McDonnell, Spengler and Guillemin were given no value other than par value at $0.01 per share.
(5)	Rollover Shares that are vested may be repurchased at any time following a resignation at a price per share equal to the lesser of the fair market value of such share on (i) the date of resignation or (ii) February 4, 2008 ($100). The assumed fair market value of the Class A Shares as of December 31, 2010 was $161.84. Accordingly, the value assumes a repurchase of vested Rollover Shares for $100.00 per share. Class B Time-Vesting Shares that are vested may be repurchased at any time following termination at a price per share equal to the lesser of the Class B repurchase price at May 6, 2009 or the Class B Repurchase Price. Accordingly, because the Class B repurchase price at grant date was $0, no value has been given to any vested Class B shares, other than par value at $0.01 per share.
(6)	Rollover Shares that are unvested at the time of termination immediately vest upon termination. Vested Rollover Shares may be repurchased at any time during the two years following the termination at a price per share equal to the fair market value of the share on the date of termination. Based upon management’s estimate of the fair value, relying in part on the most recent independent valuation performed, the fair market value of the Class A Shares as of December 31, 2010 was $161.84 per share. Accordingly, the value assumes all vested Rollover Shares are repurchased by Intelsat Global at $161.84 per share. The equity award agreements for Messrs. McGlade and Spector also provide that in the event of a change of control or initial public offering within six months of the termination of employment where the share value exceeds $161.84, the executive is entitled to an additional payment equal to the number of vested shares times the excess of the higher share value over $161.84. Class B Shares that are vested may be repurchased at any time during the two-year period following termination at a price per share equal to Class B Repurchase Price.
(7)	Vested Rollover Shares may be repurchased at any time during the two years following the termination at a price per share equal to the fair market value on the date of termination. This value is based on the Class A Share value of $161.84 per share. All unvested Class B Time-Vesting Shares immediately vest upon a change of control. Class B Performance Shares vest if performance criteria are met within six months from the date of the change in control. The value shown reflects 100% vesting on all Class B Time-Vesting and Performance Shares and assumes that the shares are repurchased at a Class B repurchase price of $61.84 per share. With respect to unvested options, vesting only occurs upon a change in control if the performance criteria related to the investment return are achieved by certain principal shareholders. If all investment return objectives are met at the highest levels thus causing 100% of the Exit Performance Options to vest, additional amounts would be payable to Messrs. McGlade, McDonnell, Spector, Spengler and Guillemin in the amounts of $15,522,645, $3,920,100, $3,920,099, $2,299,211 and $1,494,487, respectively.
(8)	For Messrs. McGlade, McDonnell and Spector, all Class B Time-Vesting Shares become immediately vested upon the termination of the executive’s employment due to death or disability. Messrs. Spengler and Guillemin do not receive accelerated vesting upon death or disability. This value reflects a repurchase of vested Rollover Shares at $161.84 per share and a repurchase of vested Class B Shares at the Class B Repurchase Price.
(9)	Upon a termination for cause, with respect to Messrs. McGlade and Spector, any vested Rollover Shares are repurchased at the paid-in-capital price of $100 per share, and with respect to Messrs. Spengler and Guillemin, any vested Rollover Shares are repurchased at par value ($0.01). Vested Class B Shares for all NEOs are also repurchased at par value ($0.01).
(10)	Any unvested shares are forfeited upon termination of employment, but must be repurchased at the par value of the shares ($0.01) and returned to the corporate treasury.
(11)	The McGlade and Spector Employment Agreements provide for Messrs. McGlade and Spector to receive retiree medical benefits for the executive and his spouse upon termination of employment. This represents the present value of Intelsat’s net premium cost, using the same actuarial methods and assumptions used in connection with other post-retirement obligations as further described in Note 6 to the consolidated financial statements. The value also assumes immediate retirement on December 31, 2010 and that each executive and each spouse live to age 80.

Effective November 19, 2010, Ms. Beier’s resigned from her position and in connection with that resignation she received severance-related payments equivalent to those that would be paid under the termination without cause provisions of the severance plan and her equity awards. As a result, her actual benefits and payments upon termination are known. The payments made were as follows: (a) a payment for accrued wages and vacation in the amount of $27,890; (b) a severance benefit in the amount of $193,370; (c) executive outplacement counseling valued at $12,230; (d) vested options canceled in exchange for a payment in the amount of $530,275; (e) vested Class B shares repurchased at the Class B repurchase price on the date of termination of $22.06 per share for a total amount of $146,956; and (f) unvested Class B shares repurchased at par value for a total of $3.16. Pursuant to a promissory note entered into with Ms. Beier, payments of the $530,275 for vested options, $146,956 for vested Class B Shares, and $3.16 for unvested Class B Shares will be paid out in five equal installments over a twenty-four month period.

Director Compensation

We do not compensate our directors for their service on the board of directors or any committee of the board of directors. Non-executive members of the board are reimbursed for travel and other out-of-pocket expenses related to their board service pursuant to a monitoring fee agreement entered into with certain principal shareholders on February 4, 2008. For more information regarding the monitoring fee agreement, see Item 13—Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Transactions—Monitoring Fee Agreements and Transaction Fees. Mr. Raymond Svider, a Managing Partner of BC Partners, Intelsat’s majority shareholder, is currently and has been since May 1, 2008, the Chairman of our Board of Directors.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section above, referred to as the CD&A, with management and, based on this review and discussion, has recommended to our board of directors that the CD&A be included in this Annual Report on Form 10-K.

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

The percentage of beneficial ownership set forth below is based on approximately 14,912,465.94 Intelsat Global Class A common shares and 861,526.00 Class B common shares issued and outstanding as of March 7, 2011. All Class A common and Class B common shares listed in the table below are entitled to one vote per share, unless otherwise indicated in the notes thereto. Unless otherwise indicated, the address of each person named in the table below is c/o Intelsat Global S.A., 4, rue Albert Borschette, L-1246 Luxembourg.

Name of Beneficial Owner:	Number of Class A Common Shares Beneficially Owned(1)	% of Class A Common Shares Beneficially Owned(1)	Number of Class B Common Shares Beneficially Owned(1)	% of Class B Common Shares Beneficially Owned(1)	Number of All Voting Shares Beneficially Owned(1)	% of All Voting Shares Beneficially Owned(1)
Funds advised by BC Partners(2)	11,330,000.04	76.0%	—	—	11,330,000.04	71.8%
Funds advised by Silver Lake Partners(3)	2,489,976.25	16.7%	—	—	2,489,976.25	15.8%
David McGlade(4)	304,449.12	2.0%	319,472.00	37.1%	623,921.12	3.9%
Phillip Spector(5)	101,691.21	*	80,679.00	9.4%	182,370.21	1.2%
Michael McDonnell(6)	*	*	80,679.00	9.4%	*	*
Stephen Spengler(7)	*	*	47,320.00	5.5%	*	*
Thierry Guillemin(8)	*	*	30,758.00	3.6%	*	*
Directors and Executive Officers as a Group (12 persons)(9)	14,260,731.50	95.2%	558,908.00	64.9%	14,819,639.50	93.5%

*	Represents beneficial ownership of less than one percent of common shares outstanding.
(1)	The amounts and percentages of Intelsat Global’s common shares beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within sixty days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has an economic interest.
(2)	Represents shares held by BC European Capital VIII funds, BC European Capital—Intelsat Co-Investment and Intelsat Co-Investment 1 and BC European Capital—Intelsat Syndication L.P.
(3)	Represents shares held by Silver Lake Partners III, L.P. and Silver Lake Technology Investors III, L.P.
(4)	Includes shares held by The David P. McGlade 2009 GRAT dated May 12, 2009, The McGlade Family Trust dated January 2, 2009, The David P. McGlade 2010 GRAT dated August 24, 2010 and McGlade Investments II, LLC. Mr. McGlade exercises voting power over these shares, a portion of which are subject to vesting and other restrictions described in Item 11—Executive Compensation—Compensation Discussion and Analysis.
(5)	Includes shares held by The Phillip L. Spector Trust U/A dated 12/21/07, The Phillip L. Spector GRAT, The Phillip L. Spector GRAT#2 and The Phillip L. Spector GRAT#3. Mr. Spector exercises voting power over these shares, a portion of which are subject to vesting and other restrictions described in Item 11—Executive Compensation—Compensation Discussion and Analysis.
(6)	Includes shares held by The McDonnell 2010 GRAT, over which Mr. McDonnell exercises voting power. Mr. McDonnell also holds options entitling him to purchase 2,881.00 Class A common shares within sixty days of March 7, 2011. A portion of these shares and options is subject to vesting and other restrictions as described in Item 11—Executive Compensation—Compensation Discussion & Analysis.
(7)	Mr. Spengler exercises voting power over 16,237.41 Class A common shares and 47,320.00 Class B common shares, and holds options entitling him to purchase 6,760.00 Class A common shares within sixty days of March 7, 2011. A portion of these shares and options is subject to vesting and other restrictions as described in Item 11—Executive Compensation—Compensation Discussion and Analysis. Mr. Spengler’s business address is 3400 International Drive, N.W., Washington, D.C. 20008.

(8)	Mr. Guillemin exercises voting power over 3,044.47 Class A common shares and 30,758.00 Class B common shares, and holds options entitling him to purchase 4,394.00 Class A common shares within 60 days of March 7, 2011. A portion of these shares and options is subject to vesting and other restrictions as described in Item 11—Executive Compensation—Compensation Discussion and Analysis. Mr. Guillemin’s business address is 3400 International Drive, N.W., Washington, D.C. 20008.
(9)	Directors and executive officers as a group hold 368,257.87 Class A common shares, 558,908.00 Class B common shares and options and share-based compensation arrangements entitling them to purchase 72,497.34 Class A common shares that are exercisable within sixty days of March 7, 2011 under applicable vesting schedules.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Related Party Transactions

Monitoring Fee Agreements and Transaction Fees

In connection with the closing of the New Sponsors Acquisition Transactions, Intelsat Luxembourg entered into a monitoring fee agreement (the “2008 MFA”) with the New Sponsors, or affiliates of, or entities advised by, designated by or associated with the New Sponsors, as the case may be (collectively, the “2008 MFA parties”), pursuant to which the 2008 MFA parties provide certain monitoring, advisory and consulting services to Intelsat Luxembourg. Pursuant to the 2008 MFA, an annual fee equal to the greater of $6.25 million and 1.25% of Adjusted EBITDA (as defined in the Senior Bridge Loan Credit Agreement) is paid to the 2008 MFA parties, and Intelsat Luxembourg reimburses the 2008 MFA parties for their out-of-pocket expenses. Intelsat Luxembourg also agreed to indemnify the 2008 MFA parties and their directors, officers, employees, agents and representatives for losses relating to the services contemplated by the 2008 MFA and the engagement of the 2008 MFA parties pursuant to, and the performance by them of the services contemplated by, the 2008 MFA. We recorded expenses for services associated with the 2008 MFA of $8.5 million, $23.2 million and $24.7 million during the successor period February 1, 2008 to December 31, 2008 and the years ended December 31, 2009 and 2010, respectively.

2010 Severance Arrangement

Ms. Beier’s employment terminated on November 19, 2010 and she received compensation and benefits consistent with our plans and policies. See Item 11—Executive Compensation—Employment Arrangement with Ms. Beier.

Unallocated Bonus Plan

On August 20, 2010, Intelsat Global adopted the Unallocated Bonus Plan in connection with the equity awards available to management under the 2008 Share Plan. See Item 11—Executive Compensation.

Resale of Intelsat Luxembourg Notes

In October 2010, ISAT Limited, our affiliate, as it is an affiliate of BC Partners, one of our principal shareholders, sold $90.9 million aggregate principal amount of Intelsat Luxembourg’s 2017 Senior Notes in a registered resale. We did not receive any proceeds from the resale of such notes, but in connection with such resale we agreed to indemnify the underwriter against certain liabilities, including liabilities under the Securities Act of 1933, as amended.

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

Audit Fees

Our audit fees for 2009 and 2010 were $3.3 million and $2.3 million, respectively.

Audit-Related Fees

Our audit-related fees for 2009 and 2010 were $0.3 million and $0.2 million, respectively. Our audit-related fees for 2010 included fees primarily related to the review of an offering memorandum prepared in connection with the refinancing of our debt.

Tax Fees

Our tax fees for 2010 were $30,000, with no similar fees for 2009. Our tax fees for 2010 included state planning fees primarily related to the 2011 Reorganization and 2011 Refinancing.

All Other Fees

None.

Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC requirements regarding auditor independence, the audit committee has adopted a policy to pre-approve services to be provided by our independent registered public accounting firm prior to commencement of the specified service. The requests for pre-approval are submitted to the audit committee, or a designated member of the audit committee, by our Chief Financial Officer or Controller, and the audit committee chairman executes engagement letters from our independent registered public accounting firm following approval by audit committee members, or the designated member of the audit committee. All services performed by KPMG LLP during 2010 were pre-approved by the audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are included in this Annual Report on Form 10-K:

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2009 and 2010	F-3

Consolidated Statements of Operations for the Period January 1, 2008 to January  31, 2008 (Predecessor Entity), the Period February 1, 2008 to December 31, 2008 (Successor Entity) and the Years Ended December 31, 2009 and 2010 (Successor Entity)

F-4

Consolidated Statements of Changes in Shareholder’s Equity (Deficit) for the Period January  1, 2008 to January 31, 2008 (Predecessor Entity), the Period February 1, 2008 to December 31, 2008 (Successor Entity) and the Years Ended December 31, 2009 and 2010 (Successor Entity)

F-5

Consolidated Statements of Cash Flows for the Period January 1, 2008 to January  31, 2008 (Predecessor Entity), the Period February 1, 2008 to December 31, 2008 (Successor Entity) and the Years Ended December 31, 2009 and 2010 (Successor Entity)

F-6

Notes to Consolidated Financial Statements	F-7

(a)(2) The following financial statement schedule is included in this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts for the Period January 1, 2008 to January  31, 2008 (Predecessor Entity), the Period February 1, 2008 to December 31, 2008 (Successor Entity) and the Years Ended December 31, 2009 and 2010 (Successor Entity)

F-84

(a)(3) List of Exhibits: The exhibits filed as part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT S.A.

By	/S/ DAVID MCGLADE
David McGlade
Chief Executive Officer

Date: March 8, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID MCGLADE David McGlade	Chief Executive Officer, Deputy Chairman and Director (Principal Executive Officer)	March 8, 2011

/S/ MICHAEL MCDONNELL Michael McDonnell	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 8, 2011

/S/ LINDA BARTLETT Linda Bartlett	Senior Vice President and Controller, Intelsat Corporation (Principal Accounting Officer)	March 8, 2011

/S/ RAYMOND SVIDER Raymond Svider	Chairman and Director	March 8, 2011

/S/ JUSTIN BATEMAN Justin Bateman	Director	March 8, 2011

/S/ EGON DURBAN Egon Durban	Director	March 8, 2011

/S/ DAVID ROUX David Roux	Director	March 8, 2011

/S/ DENIS VILLAFRANCA Denis Villafranca	Director	March 8, 2011

Intelsat S.A.

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2009 and 2010	F-3

Consolidated Statements of Operations for the Period January 1, 2008 to January  31, 2008 (Predecessor Entity), the Period February 1, 2008 to December 31, 2008 (Successor Entity) and the Years Ended December 31, 2009 and 2010 (Successor Entity)

F-4

Consolidated Statements of Changes in Shareholder’s Equity (Deficit) for the Period January  1, 2008 to January 31, 2008 (Predecessor Entity), the Period February 1, 2008 to December 31, 2008 (Successor Entity) and the Years Ended December 31, 2009 and 2010 (Successor Entity)

F-5

Consolidated Statements of Cash Flows for the Period January 1, 2008 to January  31, 2008 (Predecessor Entity), the Period February 1, 2008 to December 31, 2008 (Successor Entity) and the Years Ended December 31, 2009 and 2010 (Successor Entity)

F-6

Notes to Consolidated Financial Statements	F-7

Schedule II—Valuation and Qualifying Accounts for the Period January 1, 2008 to January  31, 2008 (Predecessor Entity), the Period February 1, 2008 to December 31, 2008 (Successor Entity) and the Years Ended December 31, 2009 and 2010 (Successor Entity)

F-84

Report of Independent Registered Public Accounting Firm

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelsat S.A. and subsidiaries as of December 31, 2009 and 2010, and the results of their operations and their cash flows for the period January 1, 2008 to January 31, 2008 (predecessor entity), the period February 1, 2008 to December 31, 2008 (successor entity) and the years ended December 31, 2009 and 2010 (successor entity), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

McLean, Virginia

March 8, 2011

INTELSAT S.A.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31, 2009	As of December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$477,571	$692,930
Receivables, net of allowance of $20,517 in 2009 and $21,748 in 2010	294,539	250,351
Deferred income taxes	50,643	24,090
Prepaid expenses and other current assets	33,561	31,817

Total current assets	856,314	999,188
Satellites and other property and equipment, net	5,781,955	5,997,283
Goodwill	6,780,827	6,780,827
Non-amortizable intangible assets	2,458,100	2,458,100
Amortizable intangible assets, net	978,599	848,318
Other assets	487,140	508,651

Total assets	$17,342,935	$17,592,367

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$157,519	$140,984
Taxes payable	—	2,342
Employee related liabilities	48,882	35,217
Accrued interest payable	369,376	403,446
Current portion of long-term debt	97,689	94,723
Deferred satellite performance incentives	18,683	16,693
Deferred revenue	53,671	79,845
Other current liabilities	68,823	67,584

Total current liabilities	814,643	840,834
Long-term debt, net of current portion	15,223,010	15,821,902
Deferred satellite performance incentives, net of current portion	128,774	132,884
Deferred revenue, net of current portion	254,636	407,103
Deferred income taxes	548,719	484,076
Accrued retirement benefits	239,873	257,455
Other long-term liabilities	335,159	326,531
Redeemable noncontrolling interest	8,884	18,621
Commitments and contingencies (Notes 15 and 16)

Shareholder’s deficit:
Ordinary shares, $1.00 par value, 100,000,000 shares authorized and 5,000,000 shares issued and outstanding at December 31, 2009 and December 31, 2010, respectively	5,000	5,000
Paid-in capital	1,520,616	1,548,380
Accumulated deficit	(1,667,998)	(2,175,814)
Accumulated other comprehensive loss	(68,381)	(76,507)

Total Intelsat S.A. shareholder’s deficit	(210,763)	(698,941)
Noncontrolling interest	—	1,902

Total liabilities and shareholder’s deficit	$17,342,935	$17,592,367

See accompanying notes to consolidated financial statements.

INTELSAT S.A.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010
Revenue	$190,261	$2,174,640	$2,513,039	$2,544,652
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	25,683	337,466	401,826	413,400
Selling, general and administrative	18,485	182,957	259,944	220,207
Depreciation and amortization	64,157	795,663	804,037	798,817
Transaction costs	313,102	1,926	—	—
Impairment of asset value	—	390,444	499,100	110,625
Losses on derivative financial instruments	11,431	155,305	2,681	89,509

Total operating expenses	432,858	1,863,761	1,967,588	1,632,558

Income (loss) from operations	(242,597)	310,879	545,451	912,094
Interest expense, net	80,275	1,295,458	1,362,823	1,379,019
Gain (loss) on early extinguishment of debt	—	576	4,697	(76,849)
Other income (expense), net	535	(11,957)	42,013	9,627

Loss before income taxes	(322,337)	(995,960)	(770,662)	(534,147)
Provision for (benefit from) income taxes	(10,476)	(109,561)	11,399	(26,378)

Net loss	(311,861)	(886,399)	(782,061)	(507,769)
Net loss attributable to noncontrolling interest	—	93	369	2,317

Net loss attributable to Intelsat S.A.	$(311,861)	$(886,306)	$(781,692)	$(505,452)

See accompanying notes to consolidated financial statements.

INTELSAT S.A.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

(in thousands, except share amounts)

	Ordinary		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Intelsat S.A. Shareholder’s Equity (Deficit)	Noncontrolling Interest	Total Comprehensive Loss
	Shares	Amount

Predecessor entity
Balance, January 1, 2008	12,000	$12	$35,091	$(763,561)	$6,074	$(722,384)	$—
Adjustment to apply SFAS No. 158, net of tax of $0.2 million	—	—	—	(421)	—	(421)	—
Net loss for the period January 1, 2008 to January 31, 2008	—	—	—	(311,861)	—	(311,861)	—	$(311,861)
Liabilities assumed by parent	—	—	196,414	—	—	196,414	—
Other comprehensive loss	—	—	—	—	(293)	(293)	—	(293)

Total comprehensive loss								$(312,154)

Balance, January 31, 2008 (prior to Acquisition Transactions)	12,000	$12	$231,505	$(1,075,843)	$5,781	$(838,545)	$—

Acquisition Transactions	—	$—	$1,221,755	$1,075,843	$(5,781)	$2,291,817	$—

Successor entity
Balance, February 1, 2008	12,000	$12	$1,453,260	$—	$—	$1,453,272	$—
Net loss for the period February 1, 2008 to December 31, 2008(2)	—	—	—	(886,306)	—	(886,306)	—	$(886,306)
Liabilities assumed by parent	—	—	7,746	—	—	7,746	—
Postretirement/pension liability adjustment, net of tax of $39.2 million	—	—	—	—	(67,744)	(67,744)	—	(67,744)
Other comprehensive loss	—	—	—	—	(2,621)	(2,621)	—	(2,621)

Total comprehensive loss								$(956,671)

Balance, December 31, 2008	12,000	$12	$1,461,006	$(886,306)	$(70,365)	$504,347	$—

Net loss for the year ended December 31, 2009(2)	—	—	—	(781,692)	—	(781,692)	—	$(781,692)
Liabilities assumed by parent and other contributed capital	—	—	56,965	—	—	56,965	—
Change of Domicile:
Recapitalization of common shares	4,988,000	4,988	—	—	—	4,988	—
Contribution surplus	—	—	7,012	—	—	7,012	—
Mark to market valuation adjustment for redeemable noncontrolling interest	—	—	(4,367)	—	—	(4,367)	—
Postretirement/pension liability adjustment, net of tax of $0.3 million	—	—	—	—	(250)	(250)	—	(250)
Other comprehensive income, net of tax of ($0.5) million	—	—	—	—	2,234	2,234	—	2,234

Total comprehensive loss								$(779,708)

Balance, December 31, 2009	5,000,000	$5,000	$1,520,616	$(1,667,998)	$(68,381)	$(210,763)	$—

Net loss for the year ended December 31, 2010(2)	—	—	—	(505,452)	—	(505,452)	(19)	$(505,471)
Liabilities assumed by parent and other contributed capital	—	—	38,672	—	—	38,672	—
Consolidation of WP Com(1)	—	—	—	(2,364)	1,846	(518)	1,921
Mark to market valuation adjustment for redeemable noncontrolling interest	—	—	(10,908)	—	—	(10,908)	—
Postretirement/pension liability adjustment, net of tax of $6.2 million	—	—	—	—	(9,579)	(9,579)	—	(9,579)
Other comprehensive income, net of tax of $0.3 million	—	—	—	—	(393)	(393)	—	(393)

Total comprehensive loss								$(515,443)

Balance, December 31, 2010	5,000,000	$5,000	$1,548,380	$(2,175,814)	$(76,507)	$(698,941)	$1,902

(1)	See Note 9—Investments for further discussion of the consolidation of WP Com.
(2)	Excludes loss related to redeemable noncontrolling interest of $0.1 million, $0.4 million and $2.3 million for the successor period February 1, 2008 to December 31, 2008, and the years ended December 31, 2009 and 2010, respectively. See Note 4—Fair Value Measurements for further discussion of activity related to our redeemable noncontrolling interest.

See accompanying notes to consolidated financial statements.

INTELSAT S.A.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor Entity	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010
Cash flows from operating activities:
Net loss	$(311,861)	$(886,399)	$(782,061)	$(507,769)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	64,157	795,663	804,037	798,817
Impairment of asset value	—	390,444	499,100	110,625
Provision for doubtful accounts	3,922	(9,137)	3,387	7,839
Foreign currency transaction (gain) loss	(137)	6,241	(7,798)	(1,057)
Loss on disposal of assets	—	588	2,709	354
Share-based compensation expense	196,414	3,150	56,965	20,673
Deferred income taxes	(16,668)	(146,758)	(43,258)	(45,223)
Amortization of discount, premium, issuance costs and other non-cash items	6,494	195,714	125,337	97,174
Interest paid-in-kind	—	210,481	298,030	244,859
(Gain) loss on early extinguishment of debt	—	(592)	(5,180)	73,988
Share in (gain) loss of unconsolidated affiliates	—	17,127	(517)	(503)
Gain on sale of investment	—	—	(27,333)	(1,261)
Unrealized (gains) losses on derivative financial instruments	11,748	130,564	(83,953)	22,225
Other non-cash items	108	5,954	547	3,469
Changes in operating assets and liabilities net of effect of acquisition:
Receivables	358	16,080	5,008	34,846
Prepaid expenses and other assets	(25,270)	(47,741)	20,071	(36,827)
Accounts payable and accrued liabilities	70,704	139,519	(53,107)	60,337
Deferred revenue	14,342	32,718	63,914	171,954
Accrued retirement benefits	78	1,802	4,860	(1,437)
Other long-term liabilities	5,230	20,725	(7,102)	(34,865)

Net cash provided by operating activities	19,619	876,143	873,656	1,018,218

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(24,701)	(397,759)	(943,133)	(982,127)
Proceeds from sale of other property and equipment	—	—	686	—
Proceeds from sale of investment	—	—	—	28,594
Capital contributions to unconsolidated affiliates	—	(27,280)	(12,210)	(12,209)
Other investing activities	—	15,142	7,562	11,128

Net cash used in investing activities	(24,701)	(409,897)	(947,095)	(954,614)

Cash flows from financing activities:
Repayments of long-term debt	(168,847)	(6,280,165)	(823,309)	(801,785)
Repayment of revolving credit facility	—	(241,221)	—	—
Loan proceeds received (repaid) from/to Intelsat Holdings	—	34,000	(34,000)	—
Proceeds from issuance of long-term debt	—	5,012,783	961,917	1,025,565
Proceeds from revolving credit facility	150,000	241,221	—	—
Capital contribution from parent	—	—	12,000	18,000
Debt issuance costs	—	(119,633)	(17,522)	(32,376)
Repayments of funding of capital expenditures by customer	—	(30,862)	—	—
Payment of premium on early retirement of debt	—	(88,104)	—	(44,613)
Noncontrolling interest in New Dawn	—	—	377	1,128
Principal payments on deferred satellite performance incentives	(1,333)	(23,302)	(24,603)	(15,030)
Principal payments on capital lease obligations	(2,124)	(9,148)	(1,859)	(191)

Net cash provided by (used in) financing activities	(22,304)	(1,504,431)	73,001	150,698

Effect of exchange rate changes on cash and cash equivalents	137	(6,241)	7,798	1,057

Net change in cash and cash equivalents	(27,249)	(1,044,426)	7,360	215,359
Cash and cash equivalents, beginning of period	426,569	1,514,637	470,211	477,571

Cash and cash equivalents, end of period	$399,320	$470,211	$477,571	$692,930

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$119,399	$712,284	$978,515	$954,111
Income taxes paid	4,028	44,687	52,070	33,023
Supplemental disclosure of non-cash investing activities:
Capitalization of deferred satellite performance incentives	$—	$21,175	$16,705	$18,720
Accrued capital expenditures	13,363	32,017	78,151	71,219

Note:	The increase in cash and cash equivalents between the predecessor entity ending balance for the period January 1, 2008 to January 31, 2008 and the successor entity opening balance is due to approximately $1.1 billion in cash received in connection with the closing of the New Sponsors Acquisition Transactions.

See accompanying notes to consolidated financial statements.

INTELSAT S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Background of Company

Intelsat S.A. (“Intelsat,” “we,” “us” or “our”) provides satellite communications services worldwide through a global communications network of 54 satellites in orbit as of December 31, 2010 and ground facilities related to satellite operations and control, and teleport services.

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

On January 28, 2005, Intelsat, Ltd. was acquired by Intelsat Holdings, Ltd. (“Intelsat Holdings”), formerly known as Zeus Holdings, Limited, a Bermuda company formed at the direction of funds advised by or associated with Apax Partners Worldwide LLP and Apax Partners, L.P., Apollo Management V, L.P., MDP Global Investors, Limited and Permira Advisers LLC.

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

Our consolidated financial statements for the period January 1, 2008 to January 31, 2008 represent the “predecessor” entity. The period February 1, 2008 to December 31, 2008, the year ended December 31, 2009, and the year ended December 31, 2010 represent the “successor” entity. As a result of the application of purchase accounting, the consolidated financial statements of the predecessor entity are not comparable with the consolidated financial statements of the successor entity, because they are, in effect, those of a new entity.

On December 15, 2009, Intelsat, Ltd. and certain of its parent holding companies and subsidiaries migrated their jurisdiction of organization from Bermuda to Luxembourg (the “Migration”). As a result of the Migration, our headquarters are located in Luxembourg. Each company that migrated has continued its corporate and legal personality in Luxembourg. Subsequent to the Migration, Intelsat Global, Ltd. is known as Intelsat Global S.A. (“Intelsat Global”), Intelsat Global Subsidiary, Ltd. is known as Intelsat Global Subsidiary S.A., Intelsat Holdings, Ltd. is known as Intelsat Holdings S.A. (“Intelsat Holdings”), Intelsat, Ltd. is known as Intelsat S.A., Intelsat Bermuda is known as Intelsat (Luxembourg) S.A. (“Intelsat Luxembourg”), Intelsat Jackson Holdings, Ltd. is known as Intelsat Jackson Holdings S.A. (“Intelsat Jackson”), Intelsat Intermediate Holding Company, Ltd. is known as Intelsat Intermediate Holding Company S.A. (“Intermediate Holdco”) and Intelsat Subsidiary Holding Company, Ltd. is known as Intelsat Subsidiary Holding Company S.A. (“Intelsat Sub Holdco”).

Note 2    Significant Accounting Policies

(a)    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Intelsat, its wholly-owned subsidiaries, variable interest entities (“VIE”) of which we are the primary beneficiary and a joint venture with Convergence SPV, Ltd. (“Convergence Partners”) named New Dawn Satellite Company Ltd. (“New Dawn”), of which we have a 74.9% interest. We are the primary beneficiary of two VIEs, as more fully described in Note 9—Investments, and accordingly, we include in our consolidated financial statements the assets and liabilities and results of operations of those entities, even though we may not own a majority voting interest. We use the equity method to account for our investments in entities where we exercise significant influence over operating and financial policies but do not control under the voting interest model (generally 20% to 50% ownership interest) or the variable interest model. All significant intercompany accounts and transactions have been eliminated.

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

Satellite Utilization Charge. We generally recognize revenues on a straight-line basis over the term of the related customer contract unless collectability is not reasonably assured. Revenues from occasional use services are recognized ratably as the services are performed. We have certain obligations, including providing spare or substitute capacity if available, in the event of satellite service failure under certain long-term agreements. Except for certain deposits that were refunded in 2008, we generally are not obligated to refund satellite utilization payments previously made.

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

We may sell these products or services individually or in some combination to our customers. When these products and services are sold together, we account for the multiple elements under FASB ASC Topic 605-25, Revenue Recognition-Multiple Element Arrangements (“FASB ASC 605-25”). FASB ASC 605-25 provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.

Prior to fiscal year 2010, we recognized revenue for multiple-element arrangements using the relative fair value method, which required that all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion of revenue that is attributable to items already delivered. In certain situations we deferred the revenue of all deliverables until the undelivered item had been provided because we were unable to demonstrate VSOE or TPE for the undelivered items, primarily capacity.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which amends FASB ASC 605-25. ASU 2009-13 eliminates the requirement that all undelivered elements must have VSOE or TPE before recognizing the portion of revenue that is attributable to items already delivered. In the absence of VSOE or TPE of the stand-alone selling price for one or more delivered or undelivered elements in the arrangement, entities are required to make a best estimate of the selling prices of those elements.

Effective January 1, 2010, we elected to early adopt ASU 2009-13 prospectively for revenue arrangements entered into or materially modified beginning in the first quarter of 2010. Under the revised guidance, we allocate revenue for transactions or collaborations that include multiple elements to each unit of accounting based on its relative selling price, and recognize revenue for each unit of accounting when the revenue recognition criteria have been met.

The arrangements with multiple elements are not common and are non-standard; therefore, they do not constitute a significant portion of the contracts entered into during a given year. The adoption of ASU 2009-13 did not have a material impact on our consolidated financial statements and is not expected to significantly impact future periods.

(d)    Fair Value Measurements

We estimate the fair value of our financial instruments using available market information and valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these financial instruments.

We apply FASB ASC Topic 820, Fair Value Measurements and Disclosure (“FASB ASC 820”), which defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. FASB ASC 820 establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date. We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.

We performed an evaluation of our financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework of FASB ASC 820. As a result of that evaluation, we identified investments in marketable securities, interest rate financial derivative instruments, embedded derivative instruments and a redeemable noncontrolling interest as having met such criteria.

We account for our investments in marketable securities in accordance with FASB ASC Topic 320, Investments—Debt and Equity Securities. All investments have been classified as available-for-sale securities as of December 31, 2009 and 2010, and are included within other assets in the accompanying consolidated balance sheets. Available-for-sale securities are stated at fair value with any unrealized gains and losses included in accumulated other comprehensive income (loss) within shareholder’s equity (deficit). Realized gains and losses and declines in fair value on available-for-sale securities that are determined to be other than temporary are included in other income (expense), net within our consolidated statements of operations. Interest and dividends on available-for-sale securities are included in interest expense, net and other income (expense), net, respectively, within the consolidated statements of operations. We determined that the valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, have classified such investments within Level 1 of the fair value hierarchy.

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

We account for a contingent put option embedded within Intelsat Sub Holdco’s 8 7/8% Senior Notes due 2015, Series B (the “2015 Senior Notes”) under FASB ASC Topic 815, Derivatives and Hedging (“FASB ASC 815”), bifurcating the put option from the debt host instrument and classifying it as a derivative instrument. We estimated the fair value of the embedded derivative on the issuance date and subsequently revalue the derivative at the end of each reporting period, recognizing any change in fair value through earnings. We use a standard valuation technique whereby the critical assumptions and underlyings include the debt maturity date, issue price, coupon rate, change of control put price, and the estimated date of a change in control. We have identified the inputs used to calculate the fair value as Level 3 inputs and have concluded that the valuation in its entirety is classified in Level 3 of the fair value hierarchy.

In accordance with the guidance provided in FASB ASC Topic 480, Distinguishing Liabilities from Equity (“FASB ASC 480”), regarding the classification and measurement of redeemable securities, we mark to market the fair value of the noncontrolling interest in New Dawn, a majority owned subsidiary which is a joint venture investment with Convergence Partners, at each reporting period. Convergence Partners has at its option the ability to require Intelsat to buy its ownership interest at fair value subsequent to the operations of New Dawn’s assets for a period defined in the New Dawn Project Agreement. We estimated the fair value of the put option using Level 3 inputs such as the discounted cash flows.

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

Years
Buildings and improvements	10 - 40
Satellites and related costs	11 - 17
Ground segment equipment and software	4 - 15
Furniture and fixtures and computer hardware	4 - 12
Leasehold improvements	2 - 12

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

(i)    Business Combinations

Business combinations are accounted for whereby the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date are recognized at their fair values as of that date. The excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired is recognized as goodwill.

The assignment of fair values to net assets acquired involves estimates and judgments by us that may be adjusted during the measurement period. In arriving at the fair values of net assets acquired, we consider the following generally accepted valuation approaches: the cost approach, income approach, and market approach. Our estimates may also include assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends.

(j)    Goodwill and Other Intangible Assets

Goodwill. We account for goodwill and other intangible assets in accordance with the Intangibles—Goodwill and Other topic of the Codification. Goodwill represents the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of identifiable net assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives are not amortized but are tested on an annual basis for impairment during the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The impairment test compares the reporting unit’s carrying value to its fair value and, when appropriate, the carrying value of goodwill is reduced to fair value. See Note 10—Goodwill and Other Intangible Assets.

Other Intangible Assets. Intangible assets arising from business combinations are initially recorded at fair value. Other intangible assets not arising from business combinations are initially recorded at cost. Intangible assets with determinable lives consist of backlog, customer relationships, and technologies and are amortized based on the expected pattern of consumption. We review these intangible assets for impairment whenever facts and circumstances indicate that the carrying amounts may not be recoverable. See Note 10—Goodwill and Other Intangible Assets.

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

(l)    Income Taxes

We account for income taxes in accordance with the Income Taxes topic of the Codification (“FASB ASC 740”). We are subject to income taxes in the United States as well as a number of foreign jurisdictions. Significant judgment is required in the calculation of our tax provision and the resultant tax liabilities and in the recoverability of our deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense and net operating loss and credit carryforwards.

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

During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. We evaluate our tax positions to determine if it is more likely than not that a tax position is sustainable, based solely on its technical merits and presuming the taxing authorities’ full knowledge of the position and having access to all relevant facts and information. When a tax position does not meet the more likely than not standard, a liability is recorded for the entire amount of the unrecognized tax benefit. Additionally, for those tax positions that are determined more likely than not to be sustainable, we measure the tax position at the largest amount of benefit more likely than not (determined by cumulative probability) to be realized upon settlement with the taxing authority.

(m)    Currency and Exchange Rates

Substantially all customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, we do not believe that we are exposed to material currency exchange risk.

(n)    Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholder’s equity that, under U.S. GAAP, are excluded from net income. For us, such items consist primarily of the change in the market value of available-for-sale securities and minimum pension liability adjustments.

(o)    Share-Based Compensation

Compensation cost is recognized based on the requirements of Topic 718, Compensation – Stock Compensation, for all share-based awards granted.

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

(r)    New Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). We adopted certain provisions of ASU 2010-06 in the first quarter of 2010. These provisions of ASU 2010-06 amended FASB ASC 820, Fair Value Measurements and Disclosures, by requiring additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring fair value measurement disclosures for each “class” of assets and liabilities. The adoption did not have a material impact on our consolidated financial statements or our disclosures, as we did not have any transfers between Level 1 and Level 2 fair value measurements and did not have material classes of assets and liabilities that required additional disclosure during 2010.

Certain provisions of ASU 2010-06 are effective for fiscal years beginning after December 15, 2010, which for us will be our 2011 first quarter. These provisions of ASU 2010-06, which amended FASB ASC 820, will require us to present as separate line items all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation for fair value measurements, whereas currently these are presented in aggregate as one line item. Although this may change the appearance of our reconciliation, we do not believe the adoption will have a material impact on our financial statements or disclosures.

In December 2010, the FASB issued ASU 2010-29, Disclosures of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which intends to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior year reporting period. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual period beginning on or after December 15, 2010. The Company plans to adopt ASU 2010-29 for fiscal year 2011 and we do not believe the adoption will have a material impact our consolidated financial statements.

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

In order to finance the New Sponsors Acquisition, Serafina borrowed $4.96 billion in aggregate principal amount of term loans under a $2.81 billion senior unsecured bridge loan credit agreement, dated as of February 4, 2008 (the “Senior Bridge Loan Credit Agreement”) and a $2.15 billion senior unsecured payment-in-kind election bridge loan credit agreement, dated as of February 4, 2008 (the “PIK Election Bridge Loan Credit Agreement” and, together with the Senior Bridge Loan Credit Agreement, the “Bridge Loan Credit Agreements”) (see Note 11—Long-Term Debt). Serafina Holdings was an entity formed by funds controlled by BC Partners Holdings Limited (“BC Partners”) and certain other investors (collectively, the “BCEC Funds”). Subsequent to the execution of the BC Share Purchase Agreement, two investment funds controlled by Silver Lake Partners (“Silver Lake”) and other equity investors joined the BCEC Funds as the equity sponsors of Serafina Holdings. The BCEC Funds, the Silver Lake funds and the other equity sponsors are referred to as the New Sponsors and the acquisition of Intelsat Holdings, our indirect parent, referred to as the New Sponsors Acquisition.

Immediately following the New Sponsors Acquisition, Intelsat Bermuda, our direct wholly-owned subsidiary, transferred certain of its assets (including all of its direct and indirect ownership interests in its subsidiaries) and certain of its liabilities and obligations to a newly formed direct wholly-owned subsidiary, Intelsat Jackson, pursuant to an assignment and assumption agreement (the “Intelsat Bermuda Transfer”). Following the Intelsat Bermuda Transfer, Intelsat Jackson became the owner of substantially all of Intelsat Bermuda’s assets and the obligor with respect to substantially all of Intelsat Bermuda’s liabilities and obligations, and Intelsat Bermuda no longer had any rights or obligations with respect to such assets and liabilities. Immediately after the consummation of the Intelsat Bermuda Transfer, Serafina assigned certain of its assets and liabilities to Intelsat Bermuda, including Serafina’s rights and obligations under the Bridge Loan Credit Agreements and a Commitment Letter, dated as of June 19, 2007 among Serafina and certain banks related to the financing of the New Sponsors Acquisition, as amended by the Commitment Letter Amendment, dated as of February 7, 2008. In addition, our subsidiaries, Intelsat Sub Holdco and Intelsat Corp, entered into amendments to their existing credit agreements, and Intelsat Corp entered into a joinder agreement to its existing credit agreement, to facilitate the New Sponsors Acquisition. In connection with the New Sponsors Acquisition, on February 7, 2008, Intelsat Jackson redeemed, pursuant to their terms, all $260.0 million of its outstanding Floating Rate Senior Notes due 2013 and all $600.0 million of its outstanding Floating Rate Senior Notes due 2015, and on March 6, 2008, Intelsat, Ltd. redeemed, pursuant to their terms, all $400.0 million of its outstanding 5 1/4% Senior Notes due 2008. The New Sponsors Acquisition and the transactions described above are collectively referred to as the New Sponsors Acquisition Transactions.

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

In connection with the completion of the New Sponsors Acquisition Transactions, we recorded $313.1 million of transaction costs in our consolidated statements of operations during the predecessor period January 1, 2008 to January 31, 2008. These costs included $197.2 million of costs associated with the repurchase or cancellation of restricted shares and share-based compensation arrangements (“SCAs”) of Intelsat Holdings, an advisory service fee of $60.0 million paid to the 2008 MFA parties, and $55.3 million in professional fees.

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

We did not have any transfers between Level 1 and Level 2 fair value measurements during the year ended December 31, 2010.

The following tables present assets and liabilities measured and recorded at fair value in our consolidated balance sheets on a recurring basis and their level within the fair value hierarchy (in thousands), excluding long-term debt (see Note 11—Long-Term Debt):

		Fair Value Measurements at December 31, 2009
Description	As of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities(1)	$34,303	$34,303	$—	$—
Undesignated interest rate swaps	15,662	—	15,662	—

Total assets	$49,965	$34,303	$15,662	$—

Liabilities
Undesignated interest rate swaps	$115,512	$—	$115,512	$—
Embedded derivative	14,600	—	—	14,600
Redeemable noncontrolling interest(2)	8,884	—	—	8,884

Total liabilities	$138,996	$—	$115,512	$23,484

		Fair Value Measurements at December 31, 2010
Description	As of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities(1)	$5,949	$5,949	$—	$—

Total assets	$5,949	$5,949	$—	$—

Liabilities
Undesignated interest rate swaps	$147,815	$—	$147,815	$—
Embedded derivative	4,295	—	—	4,295
Redeemable noncontrolling interest(2)	18,621	—	—	18,621

Total liabilities	$170,731	$—	$147,815	$22,916

(1)	The cost basis of our available-for-sale marketable securities was $34.0 million at December 31, 2009 and $6.3 million at December 31, 2010. We sold marketable securities with a cost basis of $27.8 million during the twelve months ended December 31, 2010 and recorded a gain on the sale of $1.4 million which was included within other income, net in our consolidated statement of operations.
(2)	Redeemable noncontrolling interest is classified as mezzanine equity in the accompanying consolidated balance sheets.

The following table presents the activity for those items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC 820 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Redeemable Noncontrolling Interest(1)	Embedded Derivative	Total
Balance at December 31, 2008	$4,500	$—	$4,500
Purchases, issuances and settlements	—	36,040	36,040
Mark to market valuation adjustment	4,754	(21,440)	(16,686)
Net loss attributable to noncontrolling interest	(370)	—	(370)

Balance at December 31, 2009	8,884	14,600	23,484

Contributions	1,128	—	1,128
Mark to market valuation adjustment	10,908	(10,305)	603
Net loss attributable to noncontrolling interest	(2,299)	—	(2,299)

Balance at December 31, 2010	$18,621	$4,295	$22,916

(1)	In accordance with the FASB ASC 480, regarding the classification and measurement of redeemable securities, we mark to market the fair value of the noncontrolling interest in our joint venture investment in New Dawn, at each reporting period.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, such items are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as if there is evidence of impairment. The following table presents assets measured and recorded on a nonrecurring basis at fair value in our consolidated balance sheets and their level within the fair value hierarchy (in thousands):

	Carrying Value As of December 31, 2010	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Losses
Description
Long lived asset held and used	$33,333	$35,000	$104,100

The fair value measurement of this long-lived asset was considered by us to be within Level 3 of the fair value hierarchy as the most significant inputs were derived utilizing our internally prepared budgets and forecast information, which we believe a market participant would use in pricing such an asset. The estimated fair value was determined based on a probability weighted discounted cash flow analysis and was discounted at an appropriate weighted average cost of capital. During the second quarter of 2010, this long-lived asset was written down to a fair value of $35.0 million from its carrying value of $139.1 million, and continues to be depreciated. In accordance with the FASB ASC Topic 360, Property, Plant and Equipment, regarding the impairment or disposal of long-lived assets, we recorded an impairment charge of $104.1 million, which was included in our consolidated statements of operations for the year ended December 31, 2010 (see Note 8—Satellites and Other Property and Equipment).

Note 5    Share-Based and Other Compensation Plans

(a) 2005 Share Plan

(i) Restricted Shares

The board of directors of Intelsat Holdings adopted the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”) with an effective date of January 28, 2005. Upon consummation of the New Sponsors

Acquisition on February 4, 2008, all outstanding performance-based restricted shares and a portion of the time vesting shares under the 2005 Share Plan vested. Vested restricted shares were purchased by the New Sponsors at approximately $400 per share (the per share price specified in the BC Share Purchase Agreement). In connection with the vesting of these awards upon the consummation of the acquisition, we recorded compensation expense of $148.9 million in the predecessor period January 1, 2008 to January 31, 2008. In connection with the New Sponsors Acquisition, each unvested restricted share of Intelsat Holdings was exchanged for approximately four unvested restricted shares of Intelsat Global (see (b) 2008 Share Plan (i) Rollover Shares below). The total non-vested restricted shares as of February 1, 2008 were 73,425.

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

A total of 1,689,975 Common Shares may be issued under the 2008 Share Plan (the “Pool”); provided, however, that no more than 946,386 Class B Shares may be issued under the 2008 Share Plan. Class A Shares may be issued pursuant to any type of award; however, Class B Shares may only be issued pursuant to restricted share awards. Additionally, 438,827 Class A Shares shall be available for issuance pursuant to the vesting and/or exercise of certain options and restricted share awards previously granted pursuant to the 2005 Share Plan (the “Rollover Awards”). To the extent that any award, other than the Rollover Awards, terminates, expires, or lapses for any reason, or is settled in cash without delivery of shares (or, in the case of restricted shares, without vesting) to the participant, then any shares subject to the award may be used again for new grants under the 2008 Share Plan. All equity based awards are for shares in our indirect parent, Intelsat Global, and therefore the costs related to these equity-based awards are reflected as capital contributions in the form of liabilities assumed by the parent in the accompanying statements of shareholder’s equity (deficit).

Because our equity is privately held, we are required to estimate the fair market value of equity at each reporting period in order to properly record stock compensation expense. We estimate the fair market value using a combination of income and market approaches.

(i) Rollover Shares

In connection with the adoption of the 2008 Share Plan, 293,926 Class A Shares previously granted pursuant to the 2005 Share Plan, of which 228,976 Class A Shares had been awarded to certain executive officers

(the “Rollover Executive Officers”) under employment agreements, became subject to new Class A restricted share agreements and the provisions of the 2008 Share Plan. These rollover shares continue to be classified as a liability of Intelsat Global due to certain repurchase features in the 2008 Share Plan and the new Class A restricted share agreements. Further, due to these repurchase features, the fair value equaled the fair value of the Class A shares at December 31, 2010 for the rollover shares held by the Rollover Executive Officers and the fair value equaled the fair value of the Class A shares at the date of grant, $100.00 per share, for rollover shares held by all other awardees. The rollover shares continued to vest in the same increments and on the same vesting dates as were applicable prior to the closing of the New Sponsors Acquisition.

During the successor period February 1, 2008 to December 31, 2008, the year ended December 31, 2009 and the year ended December 31, 2010 we recorded compensation expense of $0.1 million, $30.9 million and $10.4 million, respectively, related to the rollover shares.

A summary of the changes in Intelsat Global’s rollover shares during the years ended December 31, 2009 and 2010 is set forth below:

	Rollover Executive Officers		All Other Awardees
	Shares	Fair Value	Shares	Fair Value
Rollover shares:
Non-vested rollover shares outstanding as of December 31, 2008	124,029	$0.54	34,990	$0.54
Rollover shares forfeited and purchased at par value	—	$48.74	(12,178)	$48.74
Vested	(114,488)	$48.74	(21,136)	$48.74

Total non-vested rollover shares at December 31, 2009	9,541	$122.06	1,676	$100.00
Vested	(9,541)	$122.06	(1,676)	$100.00

Total non-vested rollover shares at December 31, 2010	—	$161.84	—	$100.00

(ii) Rollover Options

In connection with the adoption of the 2008 Share Plan, the unvested SCAs of Intelsat Holdings that had been rolled over into SCAs of Intelsat Global became subject to new option agreements and the provisions of the 2008 Share Plan.

Holders of these options who terminate employment with Intelsat Global or its subsidiaries will forfeit any unvested options. Additionally, the option agreements have certain repurchase features which provide Intelsat Global, based on the reason for termination, with the right to repurchase any vested options, and any shares issued upon exercise of vested options, at a price equal to either the fair market value of the shares at resignation or $100.00 per share based on the reason for termination, less the applicable exercise price of $25.00 per share.

During the successor period February 1, 2008 to December 31, 2008, the year ended December 31, 2009 and the year ended December 31, 2010, we recognized $3.1 million, $12.1 million, and $0.3 million, respectively, as compensation expense related to the rollover options. We recorded compensation expense for these time vesting restricted options over the vesting period based on the intrinsic value at December 31, 2010, taking into consideration the repurchase features set forth in the underlying agreements. The intrinsic value of the rollover options at December 31, 2010 was $75.00 per share.

A summary of the changes in Intelsat Global’s rollover options outstanding during the years ended December 31, 2009 and 2010 is set forth below:

	Number of Shares	Intrinsic Value
Rollover options outstanding as of December 31, 2008	170,102	$—
Forfeited	—	$—

Rollover options outstanding at December 31, 2009	170,102	$75.00
Cancelled and returned for cash	(2,094)	$—
Cancelled and returned for cash	(8,195)	$75.00
Cancelled and returned for cash	(12,566)	$97.06

Rollover options outstanding at December 31, 2010	147,247	$75.00

Rollover options exercisable at December 31, 2010	147,027	$75.00

(iii) Class B Share Grants

In connection with the adoption of the 2008 Share Plan, 900,249 Class B Shares were awarded to employees of Intelsat Global and its subsidiaries. These shares are subject to transfer, vesting and other restrictions set forth in the applicable Class B restricted share agreements, as described below.

Class B Share Grants to Certain Executive Officers

480,830 Class B Shares were issued to certain of our executive officers (the “Class B Executive Officers”) as of May 6, 2009. Generally, five-sevenths of these Class B Shares are subject to time vesting, with 25% of the shares vested as of the date of grant and the remaining shares vesting in equal monthly installments of 1/45th per month commencing June 4, 2009 (the “Executive Officer Class B Time-Vesting Shares”). With respect to Class B Executive Officers with a date of hire after February 4, 2008, 10% of the Executive Officer Class B Time-Vesting Shares vest six months after the date of hire and the remaining shares vest in equal monthly installments of 1/54th per month thereafter. The remaining Class B Shares are subject to annual performance-based vesting upon the achievement of certain adjusted EBITDA and revenue goals for 2008 and 2009 (and 2010 for individuals hired after the first quarter of 2008), as defined in the applicable agreements, subject to catch-up vesting upon achievement of targets in later years (the “Executive Officer Class B Performance Shares”). The adjusted EBITDA and revenue targets for 2008, 2009 and 2010 were met.

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

Class B Share Grants to All Other Awardees

419,419 restricted Class B Shares were issued effective as of May 8, 2009 to certain other members of management and key employees of Intelsat Global and its subsidiaries. Generally, five-sevenths of these Class B Shares are subject to time vesting, with 10% of the shares generally vesting six months after the later of February 4, 2008 or the date of hire, and the remaining shares vesting in equal monthly installments of 1/54th per month thereafter (the “Management Class B Time-Vesting Shares”). The remaining Class B Shares are subject to annual performance-based vesting upon the achievement of certain adjusted EBITDA and revenue goals for 2008 and 2009 (and 2010 for individuals hired after the first quarter of 2008), as defined in the applicable agreements, subject to catch-up vesting upon achievement of targets in later years (the “Management Class B Performance Shares”). The adjusted EBITDA and revenue targets for 2008, 2009 and 2010 were met.

In the event of a change in control, as defined in the applicable agreement, the Management Class B Time-Vesting Shares become fully vested, and the Management Class B Performance Shares vest if the Principal Shareholders receive a three times multiple on their investment (four times if the change in control occurs after February 4, 2015).

Due to certain repurchase features in the 2008 Share Plan and the terms of the applicable restricted share agreements, all restricted Class B Share grants were classified as a liability of Intelsat Global. During the year ended December 31, 2009 and the year ended December 31, 2010, we recorded compensation expense of $13.5 million and $6.8 million, respectively, related to the restricted Class B shares. During the year ended December 31, 2010 we repurchased 22,289 Class B shares at liquidation value.

A summary of the changes in Intelsat Global’s restricted Class B Shares during the year ended December 31, 2010 is set forth below:

	Class B Executive Officers		All Other Awardees
	Shares	Intrinsic Value	Shares	Intrinsic Value
Non-vested Class B Shares at January 1, 2009	—	$—	—	$—
Class B Shares granted on May 6, 2009	480,830	$10.73	419,419	$10.73
Vested	(177,333)	$10.73	(167,500)	$10.73

Total non-vested Class B Shares at December 31, 2009	303,497	$44.44	251,919	$10.73
Shares forfeited and purchased at par value	—	$—	(12,720)	$—
Vested	(137,380)	$—	(118,328)	$—

Total non-vested Class B Shares at December 31, 2010	166,117	$61.84	120,871	$—

(iv) Class A Share Option Grants and SCAs

In connection with the adoption of the 2008 Share Plan, 707,351 Intelsat Global Class A SCAs were awarded to employees of Intelsat Global and its subsidiaries under SCAs at an exercise price of $100 per share (the “New 2008 SCAs”), and 377,795 Class A Share options were awarded to certain of our executive officers under option agreements at an exercise price of $100 per share. These awards are subject to transfer, vesting and other restrictions set forth in the various agreements. During the year ended December 31, 2010, an additional 35,700 Intelsat Global Class A SCAs were awarded to employees at an exercise price of $122.06 per share.

Class A Share Option Grants to Certain Executive Officers

These options will vest with respect to 206,070 Class A Shares based upon the achievement of certain adjusted EBITDA and revenue goals for 2010, 2011 and 2012 (and 2013 for individuals hired after the first quarter of 2008), as defined in the applicable agreements, subject to catch-up vesting upon achievement of targets in later years or if the Principal Shareholders receive a three times multiple on their investment (four times if the change in control occurs after February 4, 2015) in connection with a change in control. The adjusted EBITDA and revenue targets for 2010 were met.

We calculated compensation expense for the Class A options based on the performance-based vesting criteria specified in the applicable agreements, including the meeting of certain of the goals as of December 31, 2010. Compensation expense was based on the intrinsic value at December 31, 2010 of $61.84 per share. During the year ended December 31, 2009 and December 31, 2010, we recorded compensation expense of $0.5 million and $3.2 million, respectively, related to these Class A options.

Class A SCAs for All Other Employees

Approximately 55% of the shares subject to the New 2008 SCAs will vest based upon the achievement of certain adjusted EBITDA and revenue goals for 2010, 2011 and 2012 (and 2013 for individuals hired after the first quarter of 2008), as defined in the applicable agreements, subject to catch-up vesting in certain circumstances, including upon achievement of targets in later years or if the Principal Shareholders receive a three times multiple on their investment (four times if the change in control occurs after February 4, 2015) in connection with a change in control, as defined. The adjusted EBITDA and revenue targets for 2010 were met. Approximately 45% of the shares subject to the New 2008 SCAs will vest upon the occurrence of a change in control or other realization event based upon a sliding scale of return on the Principal Shareholders’ investment from 3.3 times to 4.1 times.

Any Class A Shares held by employees as a result of the exercise of the New 2008 SCAs can be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enable Intelsat Global to recover the shares without transferring any appreciation in value if the employee were to terminate voluntarily, the New 2008 SCAs were not deemed to be granted. No compensation expense has been recorded in connection with these awards.

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

The defined benefit retirement plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. We expect that our future contributions to the defined benefit retirement plan will be based on the minimum funding requirements of the Internal Revenue Code and on the plan’s funded status. Recent market conditions have resulted in an unusually high degree of volatility and increased risks related to the short-term liquidity of certain investments held by our defined benefit retirement plan, which could impact the value of the plan assets after the date of these consolidated financial statements. Additionally, any significant decline in the fair value of our defined benefit retirement plan assets or other adverse changes to the significant assumptions used to determine the plan’s funded status would negatively impact its funded status and could result in increased funding in future periods. The impact on the funded status as of October 1, the plan’s annual measurement date, is determined based upon market conditions in effect when we completed our annual valuation. During the year ended December 31, 2010, we made a cash contribution to the defined benefit retirement plan of $7.3 million. We also made an additional non-cash contribution of approximately $2.3 million to the defined benefit retirement plan, whereby a credit was applied for this amount related to the defined benefit retirement plan’s funding standard carryover balance. We anticipate that our contributions to the defined benefit retirement plan in 2011 will be approximately $26.3 million. We fund the postretirement medical benefits throughout the year based on benefits paid. We anticipate that our contributions to fund postretirement medical benefits in 2011 will be approximately $4.2 million.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Healthcare Reform Act”), was signed into law in March 2010. The Healthcare Reform Act codifies health care reforms with staggered effective dates from 2010 to 2018 with many provisions in the Healthcare Reform Act requiring the issuance of additional guidance from various governmental agencies. We assessed the future impact of several of the Healthcare Reform Act’s provisions on our other postretirement benefit liability and determined that as of December 31, 2010, the impact to our consolidated balance sheets and consolidated statements of operations would be immaterial. Given the complexity of the Healthcare Reform Act, the extended time period over which the reforms will be implemented, and the unknown impact of future regulatory guidance, further financial impact to our other postretirement benefit liability and related future expense may occur.

Effective December 31, 2008, FASB ASC Topic 715, Compensation—Retirement Benefits (“FASB ASC 715”) requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end. On January 1, 2008, we adopted the measurement date provision under the alternative transition method, utilizing a 15-month model for transition. Accordingly, we used our September 30, 2007 valuation to project 15 months of net periodic benefit cost and recognized three-fifteenths, or $0.4 million (net of tax), of such costs as an adjustment to accumulated deficit in January 2008.

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

	Year Ended December 31, 2009		Year Ended December 31, 2010
	Pension Benefits	Other Post- retirement Benefits	Pension Benefits	Other Post- retirement Benefits

Change in benefit obligation
Benefit obligation at beginning of period	$341,713	$78,295	$366,840	$84,849
Service cost	2,774	781	2,905	550
Interest cost	20,706	4,810	20,882	4,930
Employee contributions	—	451	—	430
Benefits paid	(20,345)	(4,017)	(18,791)	(4,410)
Plan amendments	—	—	—	—
Curtailment	(51)	—	—	—
Actuarial (gain) loss	22,043	4,529	18,810	9,963

Benefit obligation at end of period	$366,840	$84,849	$390,646	$96,312

Change in plan assets
Plan assets at beginning of period	$181,382	$—	$208,300	$—
Employer contributions	655	3,566	7,304	3,980
Employee contributions	—	451	—	430
Actual return on plan assets	46,608	—	28,953	—
Benefits paid	(20,345)	(4,017)	(18,791)	(4,410)

Plan assets at fair value at end of period	$208,300	$—	$225,766	$—

Accrued benefit costs and funded status of the plans	$(158,540)	$(84,849)	$(164,880)	$(96,312)

Accumulated benefit obligation	$355,904		$379,590

Weighted average assumptions used to determine accumulated benefit obligation and accrued benefit costs
Discount rate	5.88%	5.95%	5.30%	5.38%
Salary rate	3.25%	—	3.25%	—
Weighted average assumptions used to determine net periodic benefit costs
Discount rate	6.27%	6.30%	5.88%	5.95%
Expected rate of return on plan assets	8.0%	—	8.0%	—
Rate of compensation increase	3.75%	—	3.25%	—
Amounts in accumulated other comprehensive loss recognized in net periodic benefit cost
Actuarial (gain) loss, net of tax	$2,509	$(2,652)	$5,852	$5,911
Prior service credits, net of tax	(107)	—	(2,184)	—

Total	$2,402	$(2,652)	$3,668	$5,911

Amounts in accumulated other comprehensive loss not yet recognized in net periodic benefit cost
Actuarial (gain) loss, net of tax	$69,178	$(251)	$75,030	$7,609
Prior service credits, net of tax	(932)	—	(824)	—

Total	$68,246	$(251)	$74,206	$7,609

Amounts in accumulated other comprehensive loss expected to be recognized in net periodic benefit cost in the subsequent year
Actuarial loss	$(3,641)	$—	$(6,862)	$—
Prior service credits	172	—	172	—

Total	$(3,469)	$—	$(6,690)	$—

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

The target and actual asset allocation of our pension plan assets was as follows:

	As of December 31, 2009		As of December 31, 2010
Asset Category	Target Allocation	Actual Allocation	Target Allocation	Actual Allocation
Equity securities	65%	67%	65%	67%
Debt securities	35%	33%	35%	33%

Total	100%	100%	100%	100%

The fair values of our pension plan assets by asset category are as follows (in thousands):

	Fair Value Measurements at December 31, 2009	Fair Value Measurements at December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Identical Assets (Level 1)
Asset Category
Equity Securities
U.S. Large-Cap(1)	$90,280	$97,217
U.S. Small/Mid-Cap(2)	15,489	16,795
World Equity Ex-US(3)	33,606	36,339
Fixed Income Securities
Long Duration Bonds(4)	42,047	47,709
High Yield Bonds(5)	18,182	18,407
Emerging Market Fixed income (Non-US)(6)	8,345	8,968
Income earned but not yet received	351	331

Total	$208,300	$225,766

(1)	US large cap equity fund invests primarily in a portfolio of common stocks included in the S&P 500 Index, as well as other equity securities and derivative instruments whose value is derived from the performance of the S&P 500.
(2)	US small/mid cap equity fund invests primarily in a portfolio of common stocks included in the Russell 2500 Index.
(3)	World equity ex-US fund invests primarily in common stocks and other equity securities whose issuers comprise a broad range of capitalizations and are located outside of the U.S. The fund invests primarily in developed countries but may also invest in emerging markets.
(4)	Long duration bond fund seeks to duplicate the return characteristics of high quality corporate bonds with a duration range of 10-13 years. The fund’s investment strategy is designed to aid corporate pension plans with asset and liability management in order to reduce funding status volatility caused by changes in interest rates.
(5)	High yield bond fund seeks to maximize return by investing primarily in a diversified portfolio of higher yielding, lower rated fixed income securities. The fund will invest primarily in securities rated below investment grade, including corporate bonds, convertible and preferred securities and zero coupon obligations.
(6)	Emerging markets debt fund seeks to maximize return investing in fixed income securities of emerging markets issuers. The fund will invest primarily in U.S. dollar denominated debt securities of government, government-related and corporate issuers in emerging market countries, as well as entities organized to restructure the outstanding debt of such issuers.

Net periodic pension benefit costs included the following components (in thousands):

	Predecessor Entity	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010
Service cost	$217	$2,277	$2,774	$2,905
Interest cost	1,621	18,569	20,706	20,882
Expected return on plan assets	(2,014)	(21,175)	(20,573)	(19,421)
Amortization of unrecognized prior service cost	(26)	—	(172)	(172)
Amortization of unrecognized net loss	18	—	—	3,641

Total benefit	(184)	(329)	2,735	7,835
Curtailment gain	—	—	(55)	—

Net periodic (benefits) costs after curtailment	$(184)	$(329)	$2,680	$7,835

We had accrued benefit costs at December 31, 2009 and 2010 of $158.5 million and $164.9 million, respectively, related to the pension benefits, of which $0.6 million was recorded within other current liabilities for both respective periods and $157.9 million and $164.3 million was recorded in other long-term liabilities, respectively. Additionally, we had accrued benefit costs at December 31, 2009 and 2010 related to the other postretirement benefits of $84.8 million and $96.3 million, respectively, of which $4.0 million and $4.2 was recorded in other current liabilities, respectively, and $80.8 million and $92.1 million was recorded in other long-term liabilities, respectively.

Net periodic other postretirement benefit costs included the following components (in thousands):

	Predecessor Entity	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010
Service cost	$83	$850	$781	$550
Interest cost	387	4,570	4,810	4,930
Amortization of unrecognized prior service cost	10	—	—	—
Amortization of unrecognized net gain	(24)	—	—	—

Total costs	$456	$5,420	$5,591	$5,480

Depending upon our actual future health care claims, our actual costs may vary significantly from those projected above. As of December 31, 2009 and December 31, 2010, the assumed health care cost trend rate was 9.0% and 8.5%, respectively. This rate is assumed to decrease gradually to 4.5% by the year 2030 and to remain at that level of annual increase thereafter. Increasing the assumed health care cost trend rate by 1% each year would increase the other postretirement benefits obligation as of December 31, 2010 by $10.3 million. Decreasing this trend rate by 1% each year would reduce the other postretirement benefits obligation as of December 31, 2010 by $8.8 million. A 1% increase or decrease in the assumed health care cost trend rate would have increased or decreased the net periodic other postretirement benefits cost for 2010 by $0.5 million.

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are as follows (in thousands):

	Pension Benefits	Other Post-retirement Benefits
2011	$24,375	$4,430
2012	24,283	4,864
2013	24,002	5,272
2014	24,226	5,632
2015	24,966	6,073
2016 to 2020	135,415	36,138

Total	$257,267	$62,409

(b) Other Retirement Plans

We maintain two defined contribution retirement plans, qualified under the provisions of Section 401(k) of the Internal Revenue Code, for our employees in the United States. We recognized compensation expense for these plans of $0.5 million, $8.4 million, $9.0 million, and $5.1 million, for the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to December 31, 2008 and the years ended December 31, 2009 and 2010, respectively. We also maintain other defined contribution retirement plans in several non-U.S. jurisdictions, but such plans are not material to our financial position or results of operations.

Note 7    Receivables

Receivables were comprised of the following (in thousands):

	As of December 31, 2009	As of December 31, 2010
Service charges:
Billed	$294,105	$252,483
Unbilled	10,918	9,037
Other	10,033	10,579
Allowance for doubtful accounts	(20,517)	(21,748)

Total	$294,539	$250,351

Unbilled service charges represent amounts earned and accrued as receivables from customers for services rendered prior to the end of the reporting period. Unbilled service charges are expected to be billed and collected within twelve months of the respective balance sheet date. Other receivables as of December 31, 2009 and 2010 include $3.3 million and $5.0 million, respectively, of receivables due from our indirect parent, Intelsat Global.

Note 8    Satellites and Other Property and Equipment

(a) Satellites and Other Property and Equipment

Satellites and other property and equipment, including a satellite utilized under a capital lease agreement, were comprised of the following (in thousands):

	As of December 31, 2009	As of December 31, 2010
Satellites and launch vehicles	$6,384,964	$7,145,919
Information systems and ground segment	377,237	429,888
Buildings and other	273,518	282,633

Total cost	7,035,719	7,858,440
Less: accumulated depreciation	(1,253,764)	(1,861,157)

Total	$5,781,955	$5,997,283

Satellites and other property and equipment, net as of December 31, 2009 and 2010 included construction-in-progress of $1.1 billion and $1.6 billion, respectively. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $78.8 million and $99.4 million were capitalized during the years ended December 31, 2009 and 2010, respectively. Additionally, we recorded depreciation expense of $658.4 million and $668.5 million during the years ended December 31, 2009 and 2010, respectively.

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

In August 2009, we purchased from Israel Aerospace Industries Ltd. its Amos-1 satellite, which is currently in inclined orbit, plus related ground assets. The satellite, with nine Ku-band transponders, had an estimated remaining useful life of 4.0 years at closing, and was purchased together with ground assets for $14.0 million, of which $7.0 million was paid at closing and the balance was to be paid over the next two years. During third quarter 2010 the first installment payment of $5.3 million was made and as of December 31, 2010, the final installment payment of $1.7 million remained payable. This satellite, which we renamed IS-24, began providing service in November 2009.

On October 29, 2009, we were selected as the successful bidder at a bankruptcy auction for the Protostar I satellite with an all cash offer of $210.0 million. The purchase of the satellite and related ground assets closed in December 2009. The satellite, with 16 Ku-band transponders, has an estimated remaining useful life of 15.5 years. This satellite, which was renamed IS-25, began providing service in April 2010.

In December 2009, we purchased from SKY Perfect JSAT Corporation its JCSAT-R satellite, which is currently in inclined orbit, plus related ground assets. The satellite, with 28 Ku-band transponders and 12 C-band transponders, had an estimated remaining useful life of 5.0 years at closing, and was purchased together with ground assets for $5.0 million, of which $0.5 million was paid at closing. The remaining $4.5 million was paid in January 2010. This satellite, which was renamed IS-26, began providing service in June 2010.

(b) Satellite Launches

On February 11, 2010, we successfully launched our IS-16 satellite into orbit. This satellite operates at 58.1º west longitude and primarily serves a direct-to-home customer operating in Latin America. This satellite entered into service in March 2010.

On November 26, 2010, we successfully launched our IS-17 satellite into orbit. This satellite replaces Intelsat 702 at 66º east longitude and serves programmers, government and corporate broadband customers in Europe, the Middle East, Africa, Russia and Asia. This satellite entered into service in January 2011.

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

2010 Anomalies

On February 1, 2010 our IS-4 satellite experienced an anomaly of its backup satellite control processor (“SCP”). The anomaly caused this satellite to be deemed unrecoverable, resulting in a net non-cash impairment charge in February 2010 of $6.5 million to write off the remaining carrying value of the satellite, which was not insured, and related deferred performance incentive obligations. Launched in 1995, IS-4 was expected to reach its end of service life later in 2010. IS-4 had previously experienced the failure of its primary SCP and was operating on its backup SCP.

On April 5, 2010, our Galaxy 15 satellite experienced an anomaly resulting in our inability to command the satellite. We transitioned all media traffic on this satellite to our Galaxy 12 satellite, which was our designated in-orbit spare satellite for the North America region. Galaxy 15 is a Star-2 satellite manufactured by Orbital Sciences Corporation. When the anomaly occurred there was substantial uncertainty as to our ability to recover use of the satellite and, accordingly, we recognized a $104.1 non-cash impairment charge related to Galaxy 15 during the second quarter of 2010. On December 23, 2010, we recovered command of the spacecraft and we began diagnostic testing and uploading of software updates that protect against future anomalies of this type. In February 2011, Galaxy 15 initiated a drift to 133.1°W and returned to service, initially as an in-orbit spare.

Other Significant Anomalies

On November 28, 2004, our Galaxy 27 satellite experienced a sudden anomaly in its north electrical distribution system which resulted in the loss of control of the satellite and the interruption of customer services on the satellite. Galaxy 27 is a FS 1300 series satellite manufactured by SS/L. Our engineers were able to regain command and control of Galaxy 27, and it was placed back in service, with reduced payload capacity, following operational testing. We have determined that the north electrical distribution system on Galaxy 27 and the communications capacity associated with it are not operational, and the satellite has lost redundancy in nearly all of its components. As a result, Galaxy 27 faces an increased risk of loss in the future. As of December 31, 2010, a substantial subset of Galaxy 27’s transponders, which are all powered by the south electrical distribution system, have been tested, are performing normally and are available for service to our customers. Some of these transponders are currently being used by our customers.

On January 14, 2005, our IS-804 satellite experienced a sudden and unexpected electrical power system anomaly that resulted in the total loss of the satellite. IS-804 was a Lockheed Martin 7000 series (the “LM 7000 series”) satellite, and as of December 31, 2010 we operated two other satellites in the LM 7000 series, IS-801, and IS-805. Of these two satellites, only IS-805 remains in a primary orbital role. Based on the report of the failure review board that we established with Lockheed Martin Corporation, we believe that the IS-804 failure was not likely to have been caused by an IS-804 specific workmanship or hardware element, but was most likely caused by a high current event in the battery circuitry triggered by an electrostatic discharge that propagated to cause the sudden failure of the high voltage power system. We therefore believe that although this risk exists for our other LM 7000 series satellites, the risk of any individual satellite having a similar anomaly is low.

On September 21, 2006, our IS-802 satellite experienced a reduction of electrical power capability that resulted in a degraded capability of the satellite. A substantial subset of transponders on IS-802 were subsequently reactivated and are operating normally. The anomaly review board that we established with Lockheed Martin Corporation to investigate the cause of the anomaly concluded that the IS-802 anomaly was most likely caused by an electrical short internal to the solar array harness located on the south solar array boom. The anomaly review board found that this anomaly was significantly different from previous LM 7000 series spacecraft failures and was the first failure of this type on a solar array of the LM 7000 series. We therefore believe that although this risk exists for our other LM 7000 series satellites, the risk of any individual satellite having a similar anomaly is low. On September 21, 2010 IS-802 was decommissioned after reaching its end of service life.

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

As of December 31, 2010, we operated four BSS 601 satellites: HGS-3, which is utilized by a third-party, IS-2, IS-3R, and IS-26. These satellites have been identified as having heightened susceptibility to the SCP problem. IS-2 was decommissioned in January 2011. IS-3R and IS-26 have been in continuous operation since 1996 and 1997, respectively. Both primary and backup SCPs on these satellites are monitored regularly and remain fully functional. Accordingly, we believe it is unlikely that additional SCP failures will occur and we do not anticipate an interruption in business or early replacement of these satellites.

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

As of December 31, 2010, we operated four BSS 601 HP satellites, IS-5, IS-9, 1S-10 and Galaxy 13/Horizons-1. IS-5 and Galaxy 13/Horizons-1 continue to have both XIPS available as their primary propulsion system. IS-9 and IS-10 have experienced the failure of both XIPS and are operating on their backup bi-propellant systems. These two satellites are expected to be replaced by 2012. Our BSS 601 HP satellites had available bi-propellant fuel for a range of approximately two to eight years from December 31, 2010. No assurance can be given that we will not have further XIPS failures that result in shortened satellite lives. We have decommissioned three satellites that had experienced failure of both XIPS. IS-6B was replaced by IS-11 during the first quarter of 2008, Galaxy 10R was replaced by Galaxy 18 during the second quarter of 2008, and Galaxy 4R was decommissioned in March 2009.

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

As of December 31, 2010, we operated three BSS 702 satellites, two of which are affected by accelerated solar array degradation, Galaxy 11 and IS-1R. Service to customers has not been affected, and we expect that both of these satellites will continue to serve customers until we replace or supplement them with new satellites. Along with the manufacturer, we continually monitor the problem to determine its cause and its expected effect. Due to this continued degradation, Galaxy 11’s estimated end of service life is April 2015 and IS-1R’s estimated end of service life is February 2016. IS-1R is currently operating in a secondary orbital role. Galaxy 11 is currently operating in a primary orbital role, bridging service until the arrival of the New Dawn satellite, which is scheduled to enter service in the second quarter of 2011. The third BSS 702 satellite that we operated as of December 31, 2010, Galaxy 3C, was launched after the solar array anomaly was identified, and it has a substantially different solar array design intended to eliminate the problem. This satellite has been in service since September 2002 and has not experienced similar degradation problems.

Note 9    Investments

In June 2009, the FASB issued authoritative guidance on VIEs, which was subsequently codified into FASB ASC Topic 810, Consolidation (“FASB ASC 810”), with the issuance of ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 revises the previous methodology used to determine the primary beneficiary of a VIE. Historically, the analysis was primarily quantitative and contained certain considerations of qualitative factors. FASB ASC 810 eliminates the quantitative approach for determining the primary beneficiary of a VIE and revises the guidance to employ a more qualitative approach to analyzing a VIE, including consideration of the substance of the VIE as well as assessing the underlying factors driving the economics of the VIE. Additionally, the revised guidance requires an ongoing assessment of whether an entity is the primary beneficiary and includes additional disclosure requirements, which are included below, including further description and explanation as to how an entity determined the primary beneficiary of the VIE. Under FASB ASC 810, the primary beneficiary is the entity that consolidates a VIE. We adopted FASB ASC 810 in the first quarter of 2010 and its application did not have a material impact on our consolidated financial statements.

We have ownership interests in a number of entities which met the criteria of a VIE, including WildBlue Communications Inc. (“WildBlue”), which was disposed of during the fourth quarter of 2009 as discussed below, Horizons-1, Horizons-2 and WP Com, as defined below. We have a greater than 50% controlling ownership and voting interest in New Dawn and therefore consolidate the New Dawn joint venture. We had a noncontrolling ownership interest of approximately 28% in WildBlue in 2009 and accordingly did not consolidate WildBlue. Horizons-1 and Horizons-2, as well as WP Com, are discussed in further detail below, including our analyses of the primary beneficiary determination as required under FASB ASC 810.

(a) WildBlue Communications, Inc.

Prior to December 15, 2009 we had a noncontrolling ownership interest of approximately 28% in WildBlue, a company offering broadband Internet access services in the continental United States via Ka-band satellite capacity. We accounted for our investment using the equity method of accounting. On December 15, 2009, we sold our ownership interest in WildBlue to Viasat Inc. through a non-cash transaction whereby we exchanged our interest in WildBlue for shares of Viasat Inc. common stock. During the first quarter of 2010, we sold all of our shares of Viasat Inc. common stock for $28.6 million, and recorded a $1.3 million gain on the sale within our consolidated statement of operations during the year ended December 31, 2010.

(b) Horizons-1 and Horizons-2

We have a joint venture with JSAT International, Inc. (“JSAT”), a leading satellite operator in the Asia-Pacific region. The joint venture is named Horizons Satellite Holdings, LLC (“Horizon Holdings”), and consists of two investments: Horizons-1 Satellite LLC (“Horizons-1”) and Horizons-2 Satellite LLC (“Horizons-2”). We provide certain services to the joint venture and utilize capacity from the joint venture.

Under FASB ASC 810, we are required to reassess the primary beneficiary determination of Horizon Holdings on a recurring basis, as well as consider more qualitative factors when considering the primary beneficiary. Upon inception of the joint venture, we originally concluded that we were not the primary beneficiary of the joint venture and therefore did not consolidate Horizon Holdings. The assessment considered both quantitative and qualitative factors surrounding the joint venture, including which entity was more exposed to risk of loss or gain as well as other factors such as whether one partner of the joint venture had more voting power or other control of the joint venture. Horizons Holdings is set up with a joint 50/50 share of management authority as well as an equal share of the profits and revenues from Horizons-1 and Horizons-2. Therefore the equal share of quantitative and qualitative rights from the joint venture alone was not persuasive in defining a primary beneficiary. However, JSAT guarantees the payment of the debt at Horizons Holdings which was incurred to finance the construction of the Horizons-2 satellite. As a result, it was determined that we were not the primary beneficiary and would not consolidate Horizons Holdings. Rather, our investment is accounted for using the equity method of accounting. Subsequent to inception, there have been no events or revisions to the joint venture which would change our primary beneficiary determination. As of December 31, 2010, we continue to believe that we are not the primary beneficiary of the VIE and therefore we have not consolidated Horizons Holdings.

Horizons-1 owns and operates the Ku-band portion of the Horizons-1 satellite in the fixed satellite services sector, offering service to customers in the Asia-Pacific region. Through our investment in Horizons Holdings, we have an indirect 50% ownership interest in Horizons-1, an investment which is accounted for under the equity method of accounting. Our share of the results of Horizons-1 is included in other income (expense), net in the accompanying consolidated statements of operations and was income of $0.02 million, $0.2 million, $0.2 million and $0.2 million for the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to December 31, 2008, and the years ended December 31, 2009 and 2010, respectively. The investment balance of $12.6 million and $9.8 million as of December 31, 2009 and 2010, respectively, was included within other assets in the accompanying consolidated balance sheets.

During the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to December 31, 2008 and the years ended December 31, 2009 and 2010, we recorded expenses of $0.3 million, $3.5 million, $3.8 million and $3.7 million, respectively, in relation to the utilization of Ku-band satellite capacity from Horizons-1. Additionally, we provide TT&C and administrative services for the Horizons-1 satellite. We recorded revenue for these services of $0.1 million, $0.6 million, $0.6 million and $0.6 million during the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to December 31, 2008 and the years ended December 31, 2009 and 2010, respectively.

We also have a revenue share agreement with JSAT related to services sold on the Horizons-1 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. The payable due to JSAT was $1.8 million and $1.9 million as of December 31, 2009 and 2010, respectively.

On August 1, 2005, Intelsat Corp formed a second satellite joint investment with JSAT to build and launch a Ku-band satellite, Horizons–2. The Horizons-2 satellite was launched in December 2007 and placed into service in February 2008. Similar to the Horizons-1 joint venture, we share an indirect 50/50 ownership and voting interest in Horizons-2 with JSAT through our investment in Horizon Holdings. However, unlike Horizons-1, JSAT guarantees the payment of debt for the Horizons-2 joint venture.

The total future joint investment obligation in Horizons-2 is estimated to be $100.7 million as of December 31, 2010, of which each of the joint venture partners is required to fund their 50% share. Our share of the results of Horizons-2 is included in other income (expense), net in the accompanying consolidated statements of operations and was income of $0.3 million during the successor period February 1, 2008 to December 31, 2008 and for each of the years ended December 31, 2009 and 2010. As of December 31, 2009 and 2010, the investment balance of $75.3 million and $71.0 million, respectively, was included within other assets in the accompanying consolidated balance sheets.

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $12.2 million during each of the years ended December 31, 2009 and 2010. We have entered into a security and pledge agreement with a third-party lender and, pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee. We recorded a liability of $12.2 million within accrued liabilities as of December 31, 2009 and 2010, and a liability of $48.8 million and $36.6 million within other long-term liabilities as of December 31, 2009 and 2010, respectively, in the accompanying consolidated balance sheets.

We provide TT&C and administrative services for the Horizons-2 satellite. We did not receive any revenue for these services during the predecessor period January 1, 2008 to January 31, 2008. We recorded revenue for these services of $0.7 million, $0.8 million and $0.8 million during the successor period February 1, 2008 to December 31, 2008 and the years ended December 31, 2009 and 2010, respectively. During the successor period February 1, 2008 to December 31, 2008 and the years ended December 31, 2009 and 2010, we recorded expenses of $6.9 million, $7.1 million and $6.9 million, respectively, in relation to the utilization of satellite capacity for the Horizons-2 satellite.

We also have a revenue share agreement with JSAT related to services sold on the Horizons-2 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. The amount payable to JSAT was $1.8 million and $1.5 million as of December 31, 2009 and 2010, respectively.

(c) New Dawn

In June 2008, we entered into a project and shareholders’ agreement (the “New Dawn Project Agreement”) with Convergence Partners pursuant to which New Dawn, a Mauritius company in which we have a 74.9% indirect ownership interest and Convergence Partners has a 25.1% noncontrolling ownership interest, intends to procure and launch a new satellite to provide satellite transponder services to customers in Africa. We currently expect the satellite to be launched during the first quarter of 2011.

New Dawn entered into a secured loan financing arrangement, which is non-recourse to New Dawn’s shareholders, including us and our wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions, on December 5, 2008 to obtain $215.0 million of financing to fund a portion of the cost of construction and launch of the new satellite (see Note 11—Long-Term Debt). In addition, we and Convergence Partners have agreed to make certain capital contributions to New Dawn in proportion to our respective ownership interests in New Dawn to fund a portion of these costs. Total equity contributions during 2009 and 2010 were $1.5 million and $4.5 million, respectively, of which $1.1 million and $3.4 million were attributable to us with the remaining $0.4 million and $1.1 million contributed by Convergence Partners. New Dawn and its subsidiaries are unrestricted subsidiaries for purposes of applicable indentures and credit agreements of ours and our wholly-owned subsidiaries.

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

Convergence Partners has at its option the ability to require us to buy its ownership interest at fair value subsequent to the operations of New Dawn’s assets for a period as defined in the New Dawn Project Agreement. As a result of this option, as of each balance sheet date, we have reflected within mezzanine equity the estimated amount that we would pay to Convergence Partners as if the option was exercised. This amount reflects the fair value analysis we performed at December 31, 2010, which resulted in a $10.9 million increase in the fair value. The $10.9 million change in fair value is shown as a reduction in our paid-in capital at December 31, 2010. We have assessed the significance of the Level 3 inputs to the overall valuation and have concluded that the valuation in its entirety is classified in Level 3 of the fair value hierarchy (see Note 2—Significant Accounting Policies).

We consolidated New Dawn within our consolidated financial statements, net of eliminating entries. Additionally, we accounted for the percentage interest in New Dawn owned by Convergence Partners as a noncontrolling interest. We recorded the transaction in accordance with the guidance provided under FASB ASC 480 specifically related to the classification and measurement of redeemable securities.

(d) WP Com

We have formed a joint venture with Corporativo W. Com S. de R.L. de C.V. (“Corporative”) named WP Com, S. de R.L. de C.V. (“WP Com”). We own 49% of the voting equity shares and 88% of the economic interest in WP Com and Corporativo owns the remaining 51% of the voting equity shares. PanAmSat de Mexico, S. de R.L. de C.V. (“PAS de Mexico”) is a subsidiary of WP Com, 99.9% of which is owned by WP Com, with the remainder of the equity interest split between us and Corporativo. We formed WP Com to enable us to operate in Mexico, and PAS de Mexico acts as a reseller of our satellite services to customers in Mexico. Profits and losses of WP Com are allocated to the joint venture partners based upon the voting equity shares.

We have determined that this joint venture meets the criteria of a VIE under FASB ASC 810. In accordance with FASB ASC 810, we evaluated this joint venture to determine the primary beneficiary. We have concluded that we are the primary beneficiary because we influence the underlying business drivers of PAS de Mexico, including by acting as the sole provider for satellite services that PAS de Mexico resells. Furthermore, we have modified our pricing for these services to ensure that PAS de Mexico continues to operate in the Mexican market. Corporativo does not fund any of the operating expenses of PAS de Mexico. Thus, we have consolidated WP Com within our consolidated financial statements and we have accounted for the percentage interest in the voting equity of WP Come owned by Corporativo as a noncontrolling interest, which is included in the equity section of our consolidated balance sheet in accordance with FASB ASC 810.

Note 10    Goodwill and Other Intangible Assets

The carrying amounts of goodwill and acquired intangible assets not subject to amortization consist of the following (in thousands):

	As of December 31, 2009	As of December 31, 2010
Goodwill	$6,780,827	$6,780,827
Trade name	70,400	70,400
Orbital locations	2,387,700	2,387,700

We account for goodwill and other non-amortizable intangible assets in accordance with FASB Accounting Standards Codification (ASC) 350, and have deemed these assets to have indefinite lives. Therefore, these assets are not amortized but are tested on an annual basis for impairment during the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The following is a discussion of our impairment analysis and methodology:

Goodwill . We follow a two-step process to evaluate if a potential impairment exists to our recorded amounts of goodwill and tradename. The first step of the process is to compare the reporting unit’s fair value to its carrying value, including goodwill. In the event the carrying value of our reporting unit exceeds its fair value, goodwill is considered impaired and the second step is required. The second step requires us to calculate a hypothetical purchase allocation to compare the current implied fair value of the goodwill to the current carrying value of the goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value over the aggregate fair values of the individual assets, liabilities and identifiable intangibles, as if they were being acquired in a business combination. If the implied fair value of goodwill as described above exceeds recorded goodwill, there is no impairment. If the recorded goodwill exceeds the implied fair value, an impairment charge would be recorded for the excess. Furthermore, an impairment loss cannot exceed the amount of goodwill assigned to a reporting unit. After recognizing the impairment loss, the corresponding loss establishes a new basis in the goodwill. Subsequent reversals of goodwill impairment losses are not permitted under applicable accounting standards.

We determined the estimated fair value of our reporting unit using discounted cash flow analysis, along with independent source data related to comparative market multiples and, when available, recent transactions which are all considered Level 3 inputs within the fair value hierarchy under FASB ASC 820. The discounted cash flows were derived from a five-year projection of revenues and expenses plus a residual value, with the resulting projected cash flows discounted at an appropriate weighted average cost of capital. The analysis, which was completed in the fourth quarter of 2010, did not result in an impairment of our goodwill intangible, and there is no accumulated impairment.

Trade name. We have implemented the relief from royalty method to determine the estimated fair value of the Intelsat trade name. The relief from royalty analysis is comprised of two major steps: i) a determination of the hypothetical royalty rate, and ii) the subsequent application of the royalty rate to projected revenue. In determining the hypothetical royalty rate utilized in the relief from royalty approach, we considered comparable license agreements, operating earnings benchmark rule of thumb, an excess earnings analysis to determine aggregate intangible asset earnings, and other qualitative factors which are all considered Level 3 inputs within the fair value hierarchy under FASB ASC 820. Based on our analysis, the fair value of the Intelsat trade name as of the fourth quarter of 2010 was not impaired.

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

We determined the estimated fair value of our right to operate at orbital locations using the build up method to determine the cash flows for the income approach, with the resulting projected cash flows discounted at an appropriate weighted average cost of capital. In instances where the build up method did not generate positive value for the right to operate at an orbital location, but the right was expected to generate revenue, we assigned a value based upon independent source data for recent transactions of similar orbital locations which are all considered Level 3 inputs within the fair value hierarchy under FASB ASC 820. The analysis, which was completed in the fourth quarter of 2010, did not result in an impairment of our orbital slots.

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

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consisted of the following (in thousands):

	As of December 31, 2009			As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$743,760	$(270,905)	$472,855	$743,760	$(376,455)	$367,305
Customer relationships	534,030	(28,366)	505,664	534,030	(53,017)	481,013
Technology	2,700	(2,620)	80	2,700	(2,700)	—

Total	$1,280,490	$(301,891)	$978,599	$1,280,490	$(432,172)	$848,318

Intangible assets are amortized based on the expected pattern of consumption. As of December 31, 2010, backlog and other, customer relationships and technology had weighted-average useful lives of four years, thirteen years and two years, respectively. We recorded amortization expense of $7.8 million, $156.2 million, $145.7 million and $130.3 million for the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to December 31, 2008 and for the years ended December 31, 2009 and 2010, respectively.

Scheduled amortization charges for the intangible assets over the next five years are as follows (in thousands):

Year	Amount
2011	$105,451
2012	91,781
2013	82,311
2014	68,231
2015	60,215

In the first quarter of 2009, the FASB revised FASB ASC 350 to provide additional guidance for determining the useful life of intangible assets. The revised guidance provides that we are required to disclose on an interim and annual basis our policy related to the renewal or extension of the term of our intangible assets. Our policy is to expense all costs incurred to renew or extend the terms of our intangible assets. The renewal expenses for the year ended December 31, 2010 were immaterial to our consolidated results of operations.

Note 11    Long-Term Debt

The carrying amounts and fair values of our notes payable and long-term debt were as follows (in thousands):

	As of December 31, 2009		As of December 31, 2010
	Amount	Fair Value	Amount	Fair Value
Intelsat S.A.:
6.5% Senior Notes due November 2013	$353,550	$328,802	$353,550	$368,152
Unamortized discount on 6.5% Senior Notes	(92,653)	—	(73,687)	—
7.625% Senior Notes due April 2012	485,841	478,553	485,841	510,133
Unamortized discount on 7.625% Senior Notes	(71,932)	—	(43,757)	—

Total Intelsat S.A. obligations	674,806	807,355	721,947	878,285

Intelsat Luxembourg:
11.25% Senior Notes due February 2017	2,805,000	2,812,013	2,805,000	3,064,463
11.5% / 12.5% Senior PIK Election Notes due February 2017	2,149,991	2,106,991	2,427,138	2,675,919

Total Intelsat Luxembourg obligations	4,954,991	4,919,004	5,232,138	5,740,382

Intelsat Jackson:
11.25% Senior Notes due June 2016	1,048,220	1,132,078	1,048,220	1,129,457
Unamortized premium on 11.25% Senior Notes	5,619	—	4,990	—
11.5% Senior Notes due June 2016	284,595	306,651	284,595	305,940
9.5% Senior Notes due June 2016	701,913	751,047	701,913	740,518
9.25% Senior Notes due June 2016	55,035	55,794	55,035	59,509
Senior Unsecured Credit Facilities due February 2014	195,152	176,515	195,152	185,161
New Senior Unsecured Credit Facilities due February 2014	810,876	733,437	810,876	769,359
8.5% Senior Notes due November 2019	500,000	513,750	500,000	543,750
Unamortized discount on 8.5% Senior Notes	(4,119)	—	(3,845)	—
7.25% Senior Notes due October 2020	—	—	1,000,000	1,010,000

Total Intelsat Jackson obligations	3,597,291	3,669,272	4,596,936	4,743,694

Intermediate Holdco:
9.25% Senior Discount Notes due February 2015	4,516	4,640	4,545	4,681
9.5% Senior Discount Notes due February 2015	477,385	490,513	481,020	495,451

Total Intermediate Holdco obligations	481,901	495,153	485,565	500,132

	As of December 31, 2009		As of December 31, 2010
	Amount	Fair Value	Amount	Fair Value
Intelsat Sub Holdco:
8.5% Senior Notes due January 2013	883,346	901,013	850,346	852,472
8.875% Senior Notes due January 2015	681,012	703,145	681,012	699,740
Senior Secured Credit Facilities due July 2013	334,408	317,420	330,960	328,478
8.875% Senior Notes due January 2015, Series B	400,000	413,000	400,000	411,000
Unamortized discount on 8.875% Senior Notes	(73,759)	—	(63,050)	—
Capital lease obligations	191	191	—	—
7% Note payable to Lockheed Martin Corporation	5,000	5,000	—	—

Total Intelsat Sub Holdco obligations	2,230,198	2,339,769	2,199,268	2,291,690

New Dawn:
Senior Secured Debt Facility	72,652	72,652	84,773	84,773
Mezzanine Facility Term Loan	42,137	42,137	62,819	62,819

New Dawn obligations	114,789	114,789	147,592	147,592

Intelsat Corp:
Senior Secured Credit Facilities due January 2014	1,733,391	1,630,427	1,715,522	1,709,517
Unamortized discount on Senior Secured Credit Facilities	(10,785)	—	(8,361)	—
Senior Secured Credit Facilities due July 2012	204,648	195,644	133,466	132,305
9.25% Senior Notes due August 2014	658,119	676,217	111,833	115,333
9.25% Senior Notes due June 2016	580,719	599,592	580,719	627,177
6.875% Senior Secured Debentures due January 2028	125,000	104,688	—	—
Unamortized discount on 6.875% Senior Secured Debentures	(24,369)	—	—	—

Total Intelsat Corp obligations	3,266,723	3,206,568	2,533,179	2,584,332

Total Intelsat S.A. long-term debt	15,320,699	$15,551,910	15,916,625	$16,886,107

Less:
Current portion of capital lease obligations	191		—
Current portion of long-term debt	97,498		94,723

Total current portion	97,689		94,723

Total long-term debt, excluding current portion	$15,223,010		$15,821,902

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

Required principal repayments of long-term debt, excluding payments on capital lease obligations, over the next five years and thereafter as of December 31, 2010 are as follows (in thousands):

Year	Amount
2011	$94,723
2012	574,618
2013	1,561,216
2014	2,801,240
2015	1,594,880
2016 and thereafter	9,477,658

Total	$16,104,335

2011 Reorganization and 2011 Refinancing

On January 12, 2011, certain of our subsidiaries completed a series of internal transactions and related steps that reorganized the ownership of our assets among our subsidiaries and effectively combined the legacy businesses of Intelsat Sub Holdco and Intelsat Corp in order to simplify our operations and enhance our ability to transact business in an efficient manner. Also on January 12, 2011, Intelsat Jackson entered into a Credit Agreement (the “Intelsat Jackson Secured Credit Agreement”), and borrowed $3.25 billion under a term loan facility. Part of the net proceeds of the term loan, amounting to $2.4 billion, were contributed or loaned to Intelsat Corp, which used such funds to repay its existing indebtedness under Intelsat Corp’s senior secured facilities and to redeem Intelsat Corp’s 9 1/4% Senior Notes due 2016. Separately, Intelsat Corp also redeemed all of its 9 ¼% Senior Notes due 2014 (the “2014 Corp Notes”) and its 6 7/8% Senior Secured Debentures due 2028 (the “2028 Corp Notes”). In addition, Intelsat Jackson contributed approximately $330.2 million of the net proceeds of the new term loan to Intelsat Sub Holdco to repay all existing indebtedness under Intelsat Sub Holdco’s senior secured credit facilities. The entry into the Intelsat Jackson Secured Credit Agreement, the repayment of the existing indebtedness of Intelsat Corp and the repayment of all the secured existing indebtedness of Intelsat Sub Holdco are referred to collectively as the 2011 Refinancing. In connection with the 2011 Refinancing, certain of our interest rate swaps were assigned by Intelsat Sub Holdco and Intelsat Corp to Intelsat Jackson, and are now secured by a first priority security interest in the collateral that also secures obligations under the Intelsat Jackson Secured Credit Agreement. Additionally, in connection with the 2011 Refinancing, we will recognize a loss on early extinguishment of debt in January 2011 of $87.9 million, which is driven by the difference between the carrying value of the Intelsat Corp and Intelsat Sub Holdco debt repaid and the total cash amount paid (including related fees), and a write-off of unamortized debt discounts and debt issuance costs.

The Proposed Redemptions

On February 16, 2011, Intelsat S.A. issued a notice of redemption stating that it intends to redeem all of the $485,841,000 aggregate principal amount outstanding of the 2012 Intelsat S.A. Notes, and Intelsat Sub Holdco issued a notice of partial redemption stating that it intends to redeem $225 million aggregate principal amount of the 2013 Sub Holdco Notes. These redemptions, which are expected to occur on March 18, 2011, are referred to collectively as the Proposed Redemptions. The Proposed Redemptions are expected to be funded with cash on hand, primarily from the excess proceeds received by Intelsat Jackson from the new term loan discussed above under—The 2011 Refinancing and from the issuance of the 2020 Jackson Notes defined below under—2010 Debt Transactions. After the partial redemption of the 2013 Sub Holdco Notes, approximately $625,346,000 aggregate principal amount of the 2013 Sub Holdco Notes is expected to remain outstanding.

2010 Consent Solicitation

On April 21, 2010, Intelsat S.A. completed a consent solicitation that resulted in the amendment of certain terms of the indenture governing the 2012 Intelsat S.A. Notes and Intelsat S.A.’s 6 1/2% Senior Notes due 2013.

The most significant amendments replaced the limitation on secured debt covenant, which limited secured debt of Intelsat S.A. and its restricted subsidiaries to 15% of their consolidated net tangible assets (subject to certain exceptions), with a new limitation on liens covenant, which generally limits such secured debt to two times the adjusted EBITDA of Intelsat S.A. plus certain general baskets (subject to certain exceptions), and made certain corresponding changes to the sale and leaseback covenant as a result of the addition of the new limitation on liens covenant. As consideration, Intelsat S.A. paid the consenting holders of such notes a consent payment equal to 2% of the outstanding principal amount of notes held by such holders that totaled approximately $15.4 million, which was capitalized and will be amortized over the remaining terms of the notes

Description of Indebtedness

(a) Intelsat S.A.

Senior Notes due 2013

Intelsat S.A. had $353.6 million in aggregate principal amount of Senior Notes due 2013 (the “2013 Senior Notes”) outstanding at December 31, 2010. These notes bear interest at 6  1/2% annually and mature in November 2013.

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

Senior Notes due 2012

Intelsat S.A. had $485.8 million in aggregate principal amount of Senior Notes due 2012 (the “2012 Intelsat S.A. Notes”) outstanding at December 31, 2010. These notes bear interest at 7  5/8% annually and mature in April 2012. Interest is payable on the 2012 Intelsat S.A. Notes semi-annually on April 15 and October 15 of each year. Intelsat S.A. may redeem some or all of the 2012 Intelsat S.A. Notes at any time at the redemption prices set forth in the 2012 Intelsat S.A. Notes. Intelsat S.A. may also redeem the outstanding 2012 Intelsat S.A. Notes in whole in the event of certain tax changes affecting the 2012 Intelsat S.A. Notes, as set forth in the indenture governing the 2012 Intelsat S.A. Notes. The 2012 Intelsat S.A. Notes are senior unsecured obligations of Intelsat S.A. and rank equally with Intelsat S.A.’s other senior unsecured indebtedness.

(b) Intelsat Luxembourg

Senior Notes due 2017

Intelsat Luxembourg had $2.8 billion in aggregate principal amount of Senior Notes due 2017 (the “2017 Senior Notes”) outstanding at December 31, 2010. These notes bore interest at 7  7/8% on and prior to August 4, 2008, and bear interest at 11  1/4% after August 4, 2008. The notes mature in February of 2017. Interest is payable on the 2017 Senior Notes semi-annually on August 15 and February 15 of each year. The 2017 Senior Notes are senior unsecured obligations of Intelsat Luxembourg and rank equally with Intelsat Luxembourg’s other senior unsecured indebtedness. The 2017 Senior Notes are guaranteed by Intelsat S.A.

Senior PIK Election Notes due 2017

Intelsat Luxembourg had $2.4 billion in aggregate principal amount of Senior PIK Election Notes due 2017 (the “2017 PIK Notes”) outstanding at December 31, 2010. The notes mature in February of 2017. Interest on the 2017 PIK Notes is payable semi-annually on August 15 and February 15 of each year. The 2017 PIK Notes are senior unsecured obligations of Intelsat Luxembourg and rank equally with Intelsat Luxembourg’s other senior unsecured indebtedness. The 2017 PIK Notes are guaranteed by Intelsat S.A.

Intelsat Luxembourg may, at its option, elect to pay interest on the 2017 PIK Notes (i) entirely in cash, (ii) entirely in payment-in-kind (“PIK”) interest or (iii) 50% in cash and 50% in PIK interest, through February 15, 2013. After February 15, 2013, interest on the 2017 PIK Notes will be payable in cash. Cash interest on the 2017 PIK Notes accrued at the rate of 7.53% on and prior to August 4, 2008, and accrues at 11 1/2% after August 4, 2008. If we elect to pay in PIK interest, the applicable PIK interest rate will be the cash pay interest rate in effect during the period plus 100 basis points. If we elect to pay any PIK interest, we will either increase the principal amount of the outstanding 2017 PIK Notes or issue new 2017 PIK Notes to holders of the 2017 PIK Notes in an amount equal to the amount of PIK interest for the applicable interest payment period.

We made elections to pay interest on the 2017 PIK Notes 50% in cash and 50% in PIK interest for the interest period August 16, 2010 through February 14, 2011. We elected to pay interest on the 2017 PIK Notes for the interest period February 15, 2011 through August 15, 2011 entirely in cash.

(c) Intelsat Jackson

11  1/4% Senior Notes due 2016 and 11  1/2% Senior Notes due 2016

Intelsat Jackson had $1.0 billion in aggregate principal amount of its 11 1/4% Senior Notes due 2016 (the “2016 Notes”) and $284.6 million in aggregate principal amount of its 11 1/2% Senior Notes due 2016 (the “New 2016 Notes”) outstanding at December 31, 2010. The 2016 Notes and the New 2016 Notes are guaranteed by Intelsat S.A.

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

9  1/4% Senior Notes due 2016 and 9  1/2% Senior Notes due 2016

Intelsat Jackson had $55.0 million in aggregate principal amount of its 9 1/4% Senior Notes due 2016 (the “2016 Guaranteed Notes”) and $701.9 million in aggregate principal amount of its 9 1/2% Senior Notes due 2016 (the “New 2016 Guaranteed Notes”) outstanding at December 31, 2010. The 2016 Guaranteed Notes and the New 2016 Guaranteed Notes are guaranteed by Intelsat S.A., Intelsat Luxembourg, Intelsat Sub Holdco and certain of its subsidiaries.

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

8  1/2% Senior Notes due 2019

Intelsat Jackson had $500.0 million in aggregate principal amount of its 8 1/2% Senior Notes due 2019 (the “2019 Jackson Notes”) outstanding at December 31, 2010. The 2019 Notes are guaranteed by Intelsat S.A., Intelsat Luxembourg, Intelsat Sub Holdco and certain of its subsidiaries.

Interest is payable on the 2019 Jackson Notes semi-annually on May 1 and November 1. Intelsat Jackson may redeem some or all of the 2019 Notes at any time prior to November 1, 2014 at a price equal to 100% of the principal amount thereof plus the make-whole premium described in the respective notes. Thereafter, Intelsat Jackson may redeem some or all of the respective notes at the applicable redemption prices set forth in the respective notes.

The 2019 Notes are senior unsecured obligations of Intelsat Jackson and rank equally with Intelsat Jackson’s other senior unsecured indebtedness.

7 1/4% Senior Notes due 2020

Intelsat Jackson had $1.0 billion in aggregate principal amount of its 7 1/4% Senior Notes due 2020 (the “2020 Jackson Notes”) outstanding at December 31, 2010. The 2020 Jackson Notes are guaranteed by Intelsat S.A., Intelsat Luxembourg, Intelsat Sub Holdco and certain of its subsidiaries.

Interest is payable on the 2020 Jackson Notes semi-annually on April 15 and October 15. With the exception of the two options stated below, the Notes shall not be redeemable prior to October 15, 2015. Thereafter, Intelsat Jackson may redeem some or all of the respective notes at the applicable redemption prices set forth in the respective notes.

Intelsat Jackson may redeem some or all of the 2020 Notes at any time prior to October 15, 2015 at a price equal to 100% of the principal amount thereof plus the applicable premium described in the respective notes. Or Intelsat Jackson may redeem at its option some or all of the 2020 Notes at any time prior to October 15, 2013 for up to 35% of the aggregate principal amount of the Notes under the conditions set forth in the respective notes.

Intelsat Jackson Senior Unsecured Credit Agreement

Intelsat Jackson has a senior unsecured credit facility consisting of a senior unsecured term loan facility due 2014 with $195.2 million outstanding at December 31, 2010. As discussed above, pursuant to the Intelsat Bermuda Transfer, the Intelsat Jackson Senior Unsecured Credit Agreement was transferred to Intelsat Jackson, and Intelsat Bermuda executed a supplemental agreement pursuant to which it became a guarantor of the Intelsat Jackson Senior Unsecured Credit Agreement.

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

Borrowings under the Intelsat Jackson Senior Unsecured Credit Agreement are guaranteed by Intelsat S.A., Intelsat Luxembourg, Intelsat Sub Holdco and all of Intelsat Sub Holdco’s subsidiaries that guarantee the 2016 Guaranteed Notes, the 2019 Jackson Notes and the 2020 Jackson Notes.

New Intelsat Jackson Senior Unsecured Credit Agreement

On July 1, 2008, Intelsat Jackson entered into the New Intelsat Jackson Senior Unsecured Credit Agreement, consisting of a senior unsecured term loan facility due 2014 with $810.9 million outstanding at December 31, 2010.

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

Borrowings under the New Intelsat Jackson Senior Unsecured Credit Agreement are guaranteed by Intelsat S.A., Intelsat Luxembourg, Intelsat Sub Holdco and all of Intelsat Sub Holdco’s subsidiaries that guarantee the 2016 Guaranteed Notes, the 2019 Jackson Notes and the 2020 Jackson Notes.

(d) Intermediate Holdco

Senior Discount Notes due 2015

Intermediate Holdco had $4.5 million in aggregate principal amount at maturity of 9 1/4 % Senior Discount Notes due 2015 (the “2015 Discount Notes”) outstanding at December 31, 2010.

Until February 1, 2010, interest accrued on the 2015 Discount Notes at the rate of 9 1/4% per annum, in the form of an increase in the accrued value (representing amortization of the original issue discount) between the date of original issuance and February 1, 2010. Cash interest is payable on the 2015 Discount Notes semi-annually on February 1 and August 1of each year, beginning on August 1, 2010.

The 2015 Discount Notes are senior unsecured obligations of Intermediate Holdco and Intelsat S.A. and rank equally with the other senior unsecured indebtedness of Intermediate Holdco and Intelsat S.A. Borrowings under the 2015 Discount Notes are guaranteed by Intelsat Luxembourg and Intelsat Jackson.

New Senior Discount Notes due 2015

On June 27, 2008, Intermediate Holdco had $481.0 million in aggregate principal amount at maturity of 9 1/2% Senior Discount Notes due 2015 (the “New 2015 Senior Discount Notes”) outstanding at December 31, 2010.

Until February 1, 2010, interest accrued on the New 2015 Senior Discount Notes at the rate of 9 1/4% per annum, in the form of an increase in the accrued value (representing amortization of the original issue discount) between the date of original issuance and February 1, 2010. Cash interest is payable on the New 2015 Senior Discount Notes semi-annually on February 1 and August 1of each year, beginning on August 1, 2010. Intermediate Holdco may redeem some or all of the New 2015 Senior Discount Notes at any time at the redemption prices as set forth in the New 2015 Senior Discount Notes.

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

(e) Intelsat Sub Holdco

8  1/2% Senior Notes due 2013 and 8  7/8% Senior Notes due 2015

Intelsat Sub Holdco had $850.3 million in aggregate principal amount at maturity of 8 1/2 % Senior Notes due 2013 (guaranteed by certain subsidiaries) outstanding at December 31, 2010, and had $681.0 million in aggregate principal amount at maturity of 8  7/8% Senior Notes due 2015 (guaranteed by certain subsidiaries) outstanding at December 31, 2010 (collectively, the “New Sub Holdco Senior Notes”).

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

8 7/8% Senior Notes due 2015, Series B

Intelsat Sub Holdco had $400.0 million in aggregate principal amount at maturity of 8 7/8% Senior Notes due 2015 (the “2015 Senior Notes”) (guaranteed by certain subsidiaries) outstanding at December 31, 2010.

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

At the date of issuance of the 2015 Senior Notes, we determined that these debt instruments contained a contingent put option clause within the host contract, which affords the holders of the notes the option to require the issuer to repurchase such notes at 101% of their principal amount in the event of a change of control, as defined in the indenture governing the notes. In our evaluation of the financing arrangement, we concluded that the contingent put option required bifurcation in accordance with current accounting standards under FASB ASC 815. We were therefore required to bifurcate the contingent put option and carry it as a derivative liability at fair value. We estimated the fair value of the derivative on the date of inception using a standard valuation technique, which places the most significant emphasis upon the estimated date and probability of a change of control and incorporates the issue price, maturity date and change of control put price. The fair value of the embedded derivative was calculated at $36.0 million upon inception and $4.3 million at December 31, 2010. The allocation of a portion of the proceeds from the debt issuance to the fair value of the embedded derivative resulted in an additional discount to the carrying value of the 2015 Senior Notes. The additional discount will be amortized in the consolidated statements of operations using the effective interest method over the term of the 2015 Senior Notes. Additionally, the embedded derivative will be adjusted to fair value at the end of each reporting period with any change in fair value recognized through earnings (see Note 12—Derivative Instruments and Hedging Activities—Put Option Embedded Derivative Instrument).

Senior Secured Credit Facilities

As of December 31, 2010, Intelsat Sub Holdco had a revolving credit facility and a term loan outstanding under its amended and restated credit agreement (the “Sub Holdco Credit Agreement”) dated July 3, 2006. On January 21, 2011, this credit facility was fully repaid in connection with the 2011 Refinancing as discussed above.

The Sub Holdco Credit Agreement provided for:

•	a $344.8 million senior secured term loan facility with a seven-year maturity;

•	a $270.8 million senior secured revolving credit facility with a six-year maturity; and

•	a $50.0 million incremental revolving credit facility provision.

The revolving credit facility was available on a revolving basis and terminated on July 3, 2012. $200.0 million of the revolving credit facility was available for issuance of letters of credit. Additionally, $35.0 million of the revolving credit facility was available for swingline loans. Both the face amount of any outstanding letters of credit and any swingline loans would reduce availability under the revolving credit facility on a dollar for dollar basis.

Following an amendment on January 25, 2008, interest rates for the term loan portion of the Sub Holdco Credit Agreement ranged, at the option of Intelsat Sub Holdco, (i) from the LIBOR rate plus 1.75% to the LIBOR rate plus 2.00%, or (ii) the ABR, which is the rate for any day (rounded upwards, if necessary, to the next 1/16 of 1.00%) equal to the greater of (a) the prime rate in effect on such day or (b) the Federal Funds Rate in effect on such day plus 1/2 of 1.00%, as defined in the Sub Holdco Credit Agreement, plus 0.75%, to the ABR plus 1.00%, depending on certain financial measures. Interest rates for the revolving credit facility portion of the Sub Holdco Credit Agreement ranged, at the option of Intelsat Sub Holdco, (i) from LIBOR plus 2.00% to LIBOR plus 2.50% or (ii) the ABR plus 1.00% to the ABR plus 1.50%, depending on certain financial measures. The ABR and LIBOR, plus the applicable margins, were determined as specified in the Sub Holdco Credit Agreement, as amended.

Intelsat Sub Holdco was required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, at a rate per annum of 3/8%. Both the face amount of any outstanding letters of credit and any swingline loans reduced availability under the revolving credit facility on a dollar for dollar basis. Obligations under the Sub Holdco Credit Agreement were guaranteed by certain of Intelsat Sub Holdco’s subsidiaries, as well as by Intelsat Luxembourg, Intelsat Jackson and Intermediate Holdco, and secured by a perfected first priority security interest to the extent legally permissible in substantially all of the tangible and intangible assets of the borrower and guarantors, with certain agreed exceptions.

No amounts were outstanding under the revolving credit facility as of December 31, 2010; however, $36.1 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was $234.7 million at such date.

The credit agreement governing Intelsat Sub Holdco’s senior secured credit facilities and the indentures governing all our outstanding notes contained a number of restrictive covenants that imposed significant operating and financial restrictions on us. The senior secured credit facilities also included a financial covenant that required the borrower to maintain compliance with a Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Sub Holdco Credit Agreement) of less than or equal to 1.5 to 1.0. We were in compliance with this financial maintenance covenant ratio with a Consolidated Secured Debt to Consolidated EBITDA Ratio of 0.05:1.00 as of December 31, 2010. In addition, the senior secured credit facilities required that the borrower use a portion of the proceeds of certain asset sales, in excess of specified amounts, that were not reinvested in the business, to repay indebtedness under such facilities. The credit agreement governing the senior secured credit facilities and the indentures governing the outstanding notes also included covenants (subject to a number of qualifications) restricting, among other things, our ability and certain of our subsidiaries’ ability to pay dividends, or make redemptions, repurchases or distributions with respect to capital stock; make certain loans or investments; engage in mergers, acquisitions, asset sales and sale and lease-back transactions; and engage in transactions with affiliates.

(f) Intelsat New Dawn

New Dawn Credit Facilities

On December 5, 2008, New Dawn entered into a $215.0 million secured financing arrangement that consists of a senior and mezzanine term loan facilities. The credit facilities are non-recourse to New Dawn’s shareholders, including us and our wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions. During the twelve months ended December 31, 2010, New Dawn drew $25.6 million under this facility to fund future capital expenditures. The senior facility provides for a commitment of up to $125.0 million. The interest rate on term loans under the senior facility is the aggregate of the LIBOR plus an applicable margin between 3.0% and 4.0% and certain costs, if incurred. The mezzanine facility provides for a commitment of up to $90.0 million. The interest rate on term loans under the mezzanine facility is the aggregate of LIBOR plus an applicable margin between 5.3% and 6.3% and certain costs, if incurred. New Dawn is required to pay a commitment fee at a rate per annum of 1/2% on any unused commitments under the credit facilities. During the twelve months ended December 31, 2010, New Dawn paid $49.3 million of satellite related capital expenditures, and had aggregate outstanding borrowings of $147.6 million under its credit facilities.

(g) Intelsat Corp

Senior Secured Credit Facilities

As of December 31, 2010, Intelsat Corp had a revolving credit facility and certain term loans outstanding under the Intelsat Corp Amended and Restated Credit Agreement. On January 21, 2011, this credit facility was fully repaid in connection with the 2011 Refinancing as discussed above.

Intelsat Corporation’s senior secured credit facilities provided for:

•	a $355.9 million senior secured Term Loan A-3 Facility with a six-year maturity;

•	a $1,785.1 million senior secured Term Loan B-2 Facility with a seven and one half-year maturity;

•	a $175.0 million senior secured revolving credit facility with a six-year maturity; and

•	a $75.0 million incremental revolving credit facility provision.

The revolving credit facility was available on a revolving basis and terminated on July 3, 2012. $150.0 million of the revolving credit facility was available for issuance of letters of credit. Additionally, a portion of the revolving credit facility was available for swingline loans. Both the face amount of any outstanding letters of credit and any swingline loans would reduce availability under the revolving credit facility on a dollar for dollar basis. Following the amendment on January 25, 2008, interest rates for the term loan portion of the Intelsat Corp Amended and Restated Credit Agreement ranged, at the option of Intelsat Corp, (i) from LIBOR plus 1.75% to LIBOR plus 2.50% or (ii) the ABR plus 0.75% to the ABR plus 1.50%, depending on certain financial measures. Interest rates for the revolving credit facility portion of the Intelsat Corp Amended and Restated Credit Agreement ranged, at the option of Intelsat Corp, (i) from LIBOR plus 2.50% to LIBOR plus 2.875% or (ii) the ABR plus 1.50% to the ABR plus 1.875%, depending on certain financial measures. The ABR and LIBOR, plus the applicable margins, were determined as specified in the Intelsat Corp Amended and Restated Credit Agreement, as amended.

Intelsat Corp was required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, at a rate per annum of 0.375%. Certain of the collateral pledged to secure Intelsat Corp’s obligations under its senior secured credit facilities was shared with the holders of Intelsat Corp’s $125.0 million 6 7/8% Senior Secured Debentures due 2028.

No amounts were outstanding under the revolving credit facility as of December 31, 2010; however, $1.7 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was $152.5 million at December 31, 2010. Under the terms of the credit agreements governing both Intelsat Sub Holdco’s senior secured credit facilities and Intelsat Corp’s amended and restated senior credit facilities, the ability of each company to borrow under its respective revolving credit facility was subject to compliance by each company’s indirect parent, Intelsat S.A., under a senior secured debt covenant included in the indenture governing Intelsat S.A.’s outstanding senior notes. As a result, under certain circumstances, Intelsat Corp may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving credit facility.

The credit agreement governing the Intelsat Corp senior secured credit facilities and the indentures governing our outstanding notes described below contained a number of restrictive covenants that impose significant operating and financial restrictions on us. The senior secured credit facilities also included a financial covenant that requires the borrower to maintain a Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Intelsat Corp Amended and Restated Credit Agreement) of less than or equal to 4.5 to 1.0. We were in compliance with this financial maintenance covenant ratio, with a Consolidated Secured Debt to Consolidated EBITDA Ratio of 2.03:1.00, as of December 31, 2010. In addition, the senior secured credit facilities require that the borrower use a portion of the proceeds of certain asset sales, in excess of specified amounts, that are not reinvested in the business, to repay indebtedness under such facilities. The credit agreement governing the senior secured credit facilities and the indentures governing the outstanding notes also included covenants (subject to a number of qualifications) restricting, among other things, our ability and certain of our subsidiaries’ ability to pay dividends, or make redemptions, repurchases or distributions with respect to capital stock; make certain loans or investments; engage in mergers, acquisitions, asset sales and sale and lease-back transactions; and engage in transactions with affiliates.

9  1/4% Senior Notes due 2014

Intelsat Corp had $111.8 million in aggregate principal amount of its 9   1/4% Senior Notes due 2014, (the “New Intelsat Corp 2014 Senior Notes”) outstanding at December 31, 2010. On January 20, 2011, all of these notes were redeemed in connection with the 2011 Refinancing discussed above.

Interest on these notes was payable semi-annually on February 15 and August 15 of each year. If Intelsat Corp made certain asset sales, Intelsat Corp would be required to offer to repurchase some or all of these notes at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest and Special Interest (as defined in the Intelsat Corp 2014 Senior Notes), if any.

The New Intelsat Corp 2014 Senior Notes were senior unsecured obligations of Intelsat Corp and ranked equally with Intelsat Corp’s other senior unsecured indebtedness.

9  1/4% Senior Notes due 2016

Intelsat Corp had $580.7 million of its 9  1/4% Senior Notes due 2016, (the “Intelsat Corp 2016 Senior Notes”) outstanding at December 31, 2010. On January 12, 2011, all of these notes were redeemed in connection with the 2011 Refinancing discussed above.

Interest on these notes was payable semi-annually on June 15 and December 15 of each year. Prior to June 15, 2011, Intelsat Corp had the option to redeem all or a portion of these notes at a price equal to 100% of the principal amount thereof plus a “make-whole” premium; Intelsat Corp had the option to redeem all or a portion of these notes on or after June 15, 2011 at par plus accrued interest plus a premium equal to 4 1/2%, which premium would decline ratably on each yearly anniversary of the date of issuance to zero on the date that is two years prior to the maturity date of these notes. If Intelsat Corp made certain asset sales, it would be required to offer to repurchase some or all of these notes at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest, if any.

The Intelsat Corp 2016 Senior Notes were senior unsecured obligations of Intelsat Corp and ranked equally with Intelsat Corp’s other senior unsecured indebtedness.

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

As of December 31, 2010, we held interest rate swaps with an aggregate notional amount of $2.3 billion which mature in 2013. These swaps were entered into as further described below to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities, but have not been designated as hedges for accounting purposes. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest. On the interest rate reset date of December 14, 2010, the interest rate which the counterparties utilized to compute interest due to us was determined to be 0.3016%. Certain of the interest rate swap agreements had options permitting us to terminate the underlying interest rate swaps on March 14, 2011, prior to the stated maturity date of March 14, 2013. On July 23, 2010, we received $31.8 million in cash from our counterparties to the respective interest rate swap agreements in return for the cancellation of our options to terminate the underlying interest rate swaps on March 14, 2011.

Additionally, as of December 31, 2010, New Dawn had two floating to fixed interest rate swaps to hedge future interest payments on loans under New Dawn’s senior and mezzanine term loan facilities. The first interest rate swap has varying notional amounts maturing on July 7, 2011. We receive an interest rate of three-month LIBOR and pay a fixed coupon of 1.55%. Interest payments for each quarterly period are deferred until the maturity date and all the accrued interest will be paid at maturity. The second interest rate swap has an effective date of July 7, 2011, maturing on July 7, 2014, with a notional amount of $65.5 million for mezzanine loans and varying notional amounts for underlying senior loans. We receive an interest rate of three-month LIBOR and pay a fixed coupon of 3.72%. On the interest rate reset date of October 4, 2010, the interest rate which the counterparties utilized to compute interest due to us was determined to be 0.290%. Both of these swaps were undesignated as hedges for accounting purposes.

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

All of these interest rate swaps were undesignated as of December 31, 2010. The swaps are marked-to-market quarterly with any change in fair value recorded within (gains) losses on derivative financial instruments in our consolidated statements of operations. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of our derivatives. The fair value measurement of derivatives could result in either a net asset or a net liability position for us. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting arrangements as applicable and necessary. When the swaps are in net liability position for us, the credit valuation adjustments are calculated by determining the total expected exposure of the derivatives, incorporating the current and potential future exposures and then applying an applicable credit spread to the exposure. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. The inputs utilized for our own credit spread are based on implied spreads from traded levels of our debt. Accordingly, as of December 31, 2010 we recorded a non-cash credit valuation adjustment of approximately $6.4 million as a reduction to our liability.

As of December 31, 2009 and December 31, 2010, $11.2 million and $6.4 million was included in other current liabilities, respectively, and $88.6 million and $141.4 million was included in other long-term liabilities, respectively, within our consolidated balance sheets related to the interest rate swaps.

In connection with the 2011 Refinancing, our interest rate swaps were assigned by Intelsat Sub Holdco and Intelsat Corp to Intelsat Jackson, and are now secured by the assets of Intelsat Jackson.

Put Option Embedded Derivative Instrument

As discussed in Note 11—Long-Term Debt, following an evaluation of the 2015 Senior Notes offering, we concluded that the contingent put option embedded within the indenture governing the 2015 Senior Notes meets the criteria under FASB ASC 815, to be bifurcated from the debt host instrument and classified as a derivative instrument. We estimated the fair value of the embedded derivative on the issuance date and we subsequently revalue the derivative at the end of each reporting period, recognizing any change in fair value through earnings. We use a standard valuation technique whereby the critical assumptions and underlyings include the debt maturity date, issue price, coupon rate, change of control put price, and the estimated date of a change in control. The fair value of the put option embedded derivative as of December 31, 2009 and 2010 was $14.6 million and $4.3 million, respectively, based on our fair value analysis and $21.4 million and $10.3 million of non-cash gains were recorded in (gains) losses on derivative financial instruments within our consolidated statements of operations during the years ended December 31, 2009 and 2010, respectively.

In accordance with disclosure requirements provided under FASB ASC 815, we include the following tabular presentation, which sets forth the fair value of our derivatives by category (in thousands):

		Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	December 31, 2009	December 31, 2010	December 31, 2009	December 31, 2010
Undesignated interest rate swaps (a)	Other long-term liabilities	$15,662	$—	$104,263	$141,411
Undesignated interest rate swaps	Other current liabilities	—	—	11,249	6,404
Put option embedded derivative	Other long-term liabilities	—	—	14,600	4,295

Total derivatives		$15,662	$—	$130,112	$152,110

(a)	The value of undesignated interest rate swaps on our consolidated balance sheet at December 31, 2009 was net of $15.7 million, which represented the fair value of options permitting us to terminate the underlying swaps. The fair value of these options is classified as an asset derivative in the table above. In the third quarter of 2010, these options were cancelled, as discussed above. As of December 31, 2010, there are no asset derivatives included within our consolidated balance sheets.

The following tabular presentation sets forth the effect of the derivative instruments on the consolidated statements of operations (in thousands):

	Presentation in Statements of Operations	Predecessor Entity	Successor Entity
Derivatives not designated as hedging instruments		Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010
Undesignated interest rate swaps	Losses on derivative financial instruments	$11,431	$155,305	$24,121	$99,814
Put option embedded derivative	Gains on derivative financial instruments	—	—	(21,440)	(10,305)

Total losses on derivative financial instruments		$11,431	$155,305	$2,681	$89,509

Note 13    Income Taxes

The following table summarizes our total loss before income taxes (in thousands):

	Predecessor Entity	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010
Domestic income (loss) before income taxes	$(301,079)	$(815,303)	$114,380	$(446,738)
Foreign income (loss) before income taxes	(21,258)	(180,657)	(885,042)	(87,409)

Total loss before income taxes	$(322,337)	$(995,960)	$(770,662)	$(534,147)

The change between our pre-tax domestic and foreign income (loss) for the year ended December 31, 2009 as compared to 2010 is due primarily to our migration to Luxembourg, which occurred on December 15, 2009.

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Predecessor Entity	Successor Entity
	January 1, 2008 to January 31, 2008	February 1, 2008 to January 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010
Current income tax provision (benefit)
Domestic	$—	$—	$1,206	$(5,097)
Foreign	23,159	41,026	47,111	23,942

Total	23,159	41,026	48,317	18,845

Deferred income tax provision (benefit):
Foreign	(33,635)	(150,587)	(36,918)	(45,223)

Total	(33,635)	(150,587)	(36,918)	(45,223)

Total income tax provision (benefit):	$(10,476)	$(109,561)	$11,399	$(26,378)

The income tax provision (benefit) was different from the amount computed using the Luxembourg statutory income tax rate of 28.59% for the reasons set forth in the following table (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2010
Expected tax benefit at Luxembourg statutory income tax rate	$(220,332)	$(152,239)
Foreign income tax differential	252,996	(166)
Nontaxable interest income	(41,368)	(45,482)
U.S. extraterritorial income exclusion tax benefit	(4,149)	5,854
Change in tax rate	8,864	(7,948)
Medicare Part D subsidy	—	2,891
Nondeductible stock compensation expense	1,316	—
Changes in unrecognized tax benefits	11,434	(17,345)
Basis difference in Wildblue	(29,066)	—
Fair market value basis adjustment on Luxembourg assets and liabilities	(687,529)	(106,477)
Changes in valuation allowance	719,801	297,365
Other	(568)	(2,831)

Total income tax provision (benefit)	$11,399	$(26,378)

The extraterritorial income exclusion benefit will be reduced in subsequent years because of changes to the federal tax law. We have certain contracts that are grandfathered under the tax law.

Because of our cumulative losses in recent years and the inherent uncertainty associated with the realization of future income in the near term, we have recorded a valuation allowance against our Luxembourg net deferred tax assets at December 31, 2009 and 2010. During 2010, Luxembourg enacted a tax rate change increasing the tax rate from 28.59% to 28.8%. The effective date of the enacted tax rate change is January 1, 2011. Due to the full valuation allowance on our Luxembourg net deferred tax assets, the rate change is not expected to impact our provision for tax expense. Our Luxembourg net operating loss includes the effect of Luxembourg GAAP to US GAAP differences, primarily related to fair value adjustments attributable to our Luxembourg Migration on December 15, 2009.

The components of the net deferred tax liability were as follows (in thousands):

	As of December 31, 2009	As of December 31, 2010
Deferred tax assets:
Accruals and advances	$3,007	$9,416
Amortizable intangible assets	673,359	558,276
Non-amortizable intangible assets	84,598	85,219
Performance incentives	44,045	39,072
Sales-type leases	20,870	16,364
Customer deposits	63,603	58,533
Debt issuance costs	8,350	4,021
Bad debt reserve	6,865	7,146
Accrued retirement benefits	96,239	100,541
Interest rate swap	19,185	27,573
Satellites and other property and equipment	67,275	77,690
Net operating loss carryforward	61,455	337,727
Capital loss carryforward	20,412	19,741
Alternative minimum tax credit carryforward	14,122	16,345
Other	10,493	13,962

Total deferred tax assets	1,193,878	1,371,626

Deferred tax liabilities:
Satellites and other property and equipment	(297,386)	(275,282)
Amortizable intangible assets	(178,527)	(160,798)
Non-amortizable intangible assets	(240,960)	(241,233)
Debt obligations	(142,527)	(28,423)
Other	(20,750)	(10,653)

Total deferred tax liabilities	(880,150)	(716,389)

Valuation allowance	(753,367)	(1,050,732)

Total net deferred tax liabilities	$(439,639)	$(395,495)

As of December 31, 2009 and 2010, our consolidated balance sheets included a deferred tax asset in the amount of $61.5 million and $337.7 million, respectively, attributable to the future benefit from the utilization of certain net operating loss carryforwards and $14.1 million and $16.3 million of deferred tax assets, respectively, attributable to the future benefit from the utilization of alternative minimum tax credit carryforwards. As of December 31, 2010, we had tax effected U.S. federal, state and foreign tax net operating loss carryforwards of $38.4 million expiring between 2017 to 2030 and tax effected Luxembourg net operating loss carryforwards of $299.3 million without expiration. These Luxembourg net operating loss carryforwards were caused primarily by our interest expense. Our alternative minimum tax credit carryforward was $16.3 million, which may be carried forward indefinitely. Our capital loss carryforward was $19.7 million, which may be carried forward for the next four years to offset capital gains. As we do not believe we will generate capital gains sufficient to offset this capital loss carryforward in the next four years, an offsetting valuation allowance has been recorded.

Our valuation allowance at December 31, 2010 was $1.1 billion, of which $19.7 million relates to our capital loss carryforwards. Almost all of the remaining valuation allowance relates to net operating loss carryforwards and deferred tax assets created by differences between US GAAP and Luxembourg GAAP. Certain of the operations of our subsidiaries are controlled by various intercompany agreements which provide these subsidiaries with predictable operating profits. Other subsidiaries, principally those that are subsidiaries of Intelsat Corp, are subject to the risks of our overall business conditions which make their earnings less predictable.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	2009	2010
Balance at January 1	$86,808	$86,921
Increases related to current year tax positions	6,585	5,283
Increases related to prior year tax positions	17,496	6,264
Decreases related to prior year tax positions	(10,948)	(20,686)
Expiration of statute of limitations for the assessment of taxes	(6,722)	(5,801)
Decreases related to the settlement of tax positions	(6,298)	—

Balance at December 31	$86,921	$71,981

As of December 31, 2010, our gross unrecognized tax benefits were $72.0 million (including interest and penalties), of which $50.6 million if recognized, would affect our effective tax rate. As of December 31, 2009 and 2010, we had recorded reserves for interest and penalties of $5.2 million and $5.7 million, respectively. We continue to recognize interest and, to the extent applicable, penalties with respect to the unrecognized tax benefits as income tax expense.

During 2009, we recorded additional liabilities related to withholding taxes of $13.6 million in accordance with FASB ASC 740. This includes $12.8 million of new potential exposure resulting from certain sales in the Asia-Pacific market. As of December 31, 2010, we have not received any assessments with respect to this additional exposure, and it is our intention to appeal any such assessments.

We operate in various taxable jurisdictions throughout the world and our tax returns are subject to audit and review from time to time. We consider Luxembourg, the United Kingdom and the United States to be our significant tax jurisdictions. Our Luxembourg, U.S. and U.K. companies are subject to federal, state and local income tax examination for periods after December 31, 2003. During the third quarter of 2010, the U.S. Internal Revenue Service closed an audit of Intelsat Holding Corporation and its subsidiaries for the years ended December 31, 2005 and 2006. None of the adjustments had a material impact on our results of operations, financial position or cash flows.

Within the next twelve months, we believe that there are no jurisdictions in which the outcome of unresolved tax issues or claims is likely to be material to our results of operations, financial position or cash flows.

On March 7, 2011, Intelsat Holding Corporation was notified by the Internal Revenue Service of its intent to initiate an audit for the tax years ended December 31, 2008 and 2009.

Tax Contingency

Prior to August 20, 2004, our subsidiary, Intelsat Corp, joined with The DIRECTV Group and General Motors Corporation in filing a consolidated U.S. federal income tax return. In April 2004, Intelsat Corp entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among Intelsat Corp and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify Intelsat Corp for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from Intelsat Corp regarding any liability for the federal or consolidated state or local income taxes of General Motors Corporation and The DIRECTV Group, except those income taxes Intelsat Corp is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corp for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of the PanAmSat recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, Intelsat Corp’s tax exposure after indemnification related to these periods is capped at $15.0 million, of which $4.0 million has been paid to date. The tax separation agreement with The DIRECTV Group is effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates. As of December 31, 2009 and 2010, we had a tax indemnification receivable of $2.3 million.

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

We approved a facilities restructuring plan subsequent to the consummation of the PanAmSat Acquisition Transactions, which included the closure of PanAmSat’s former corporate headquarters in Wilton, Connecticut, as well as two other locations in the United States. These costs relate primarily to payments due on existing lease obligations that are expected to be incurred and paid through 2011. PanAmSat also had recorded liabilities in connection with its 2002 approval of a plan to restructure several of its United States locations and close certain facilities, some of which are currently being leased through 2011. The facilities restructuring liability was $2.9 million and $1.1 million as of December 31, 2009 and 2010, respectively, the current portion of which is included in accounts payable and accrued liabilities. We made cash payments of $1.8 million during the year ended December 31, 2010 in connection with the facilities restructuring plan and we expect to pay the remaining $1.1 million within the next twelve months. No additional charges related to the facilities restructuring plan are expected to be incurred.

Note 15    Contractual Commitments

In the further development and operation of our commercial global communications satellite system, significant additional expenditures are anticipated. In connection with these and other expenditures, we have assumed a significant amount of long-term debt, as described in Note 11—Long-Term Debt. In addition to these debt and related interest obligations, we have expenditures represented by other contractual commitments. The additional expenditures as of December 31, 2010 and the expected year of payment are as follows (in thousands):

	Satellite Construction and Launch Obligations	Satellite Performance Incentive Obligations	Horizons Contribution Obligations(1)	Operating Leases		Customer and Vendor Contracts	Total
2011	$527,448	$28,960	$12,743	$1,109		$128,947	$699,207
2012	195,300	25,592	12,683	324		21,719	255,618
2013	13,739	24,562	12,563	(529	)(2)	15,346	65,681
2014	12,945	23,103	12,380	761		5,600	54,789
2015	12,945	20,210	—	1,755		4,202	39,112
2016 and thereafter	124,729	93,433	—	49,325		501	267,988

Total contractual commitments	$887,106	$215,860	$50,369	$52,745		$176,315	$1,382,395

(1)	See Note 9—Investments.
(2)	In 2013, the total of our rental income on our owned Washington, D.C. building (see (c) Operating Leases) and our sublease income on leased facilities will exceed our operating lease commitments.

(a) Satellite Construction and Launch Obligations

As of December 31, 2010, we had approximately $887.1 million of expenditures remaining under our existing satellite construction and launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of December 31, 2010, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

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

(b) Satellite Performance Incentive Obligations

Satellite construction contracts also typically require that we make orbital incentive payments (plus interest as defined in each agreement with the satellite manufacturer) over the orbital life of the satellite. The incentive obligations may be subject to reduction or refund if the satellite fails to meet specific technical operating standards. As of December 31, 2009 and 2010, we had $147.5 million and $149.6 million, respectively, recorded in relation to satellite performance incentive obligations, excluding future interest payments.

(c) Operating Leases

We have commitments for operating leases primarily relating to equipment and office facilities. These leases contain escalation provisions for increases. As of December 31, 2010, the total obligation related to operating leases, net of $13.1 million aggregate sublease income on leased facilities and rental income, was $52.7 million. We lease space in our Washington, D.C. building, which we own, to various tenants. As of December 31, 2010, the minimum rental income anticipated with respect to this building is $11.0 million, which is expected to be received during the next four years. Rental income and sublease income are included in other income (expense), net in the accompanying consolidated statements of operations.

Total rent expense for the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to December 31, 2008 and the years ended December 31, 2009 and 2010, was $0.6 million, $8.2 million, $7.0 million and $6.1 million, respectively.

(d) Customer and Vendor Contracts

We have contracts with certain customers which require us to provide equipment, services and other support during the term of the related contracts. We also have long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of December 31, 2010, we had commitments under these customer and vendor contracts which totaled approximately $176.3 million related to the provision of equipment, services and other support.

Note 16    Contingencies

(a) Insurance

As of December 31, 2010, the majority of our in-orbit satellites were uninsured. Of the insured satellites, one was covered by an insurance policy with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure (“Significant Exclusion Policies”). The Significant Exclusion Policies reduce the probability of an insurance recovery in the event of a loss on this satellite. Galaxy 13/Horizons-1, which was placed in service in January 2004 and is insured by a policy with an exclusion for XIPS related anomalies, continues to have XIPS available as its primary propulsion system. It also has a bi-propellant fuel system currently in use, with sufficient bi-propellant fuel to maintain station-kept orbit until approximately January 2019.

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

(c) LCO Protection

Most of the customer service commitments entered into prior to our privatization were transferred to us pursuant to novation agreements. Certain of these agreements contain provisions, including provisions for lifeline connectivity obligation (“LCO”) protection, which constrain our ability to price services in some circumstances. Our LCO contracts require us to provide customers with the right to renew their service commitments covered by LCO contracts at prices no higher than the prices charged for those services on the privatization date. Under some circumstances, we may also be required by an LCO contract to reduce the price for a service commitment covered by the contract. LCO protection may continue until July 18, 2013. As of December 31, 2010, we had approximately $116.7 million of backlog covered by LCO contracts and to date we have not been required to reduce prices for our LCO-protected service commitments. There can be no assurance that we will not be required to reduce prices in the future under our LCO commitments.

(d) Launch Service Providers

One of our launch service providers, Sea Launch Company L.L.C. (“Sea Launch”), with which we have contracted for the future launch of three satellites, and have options for the launch of two additional satellites, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in June 2009. In July 2010, the applicable bankruptcy court approved Sea Launch’s reorganization plan and Sea Launch emerged from Chapter 11 proceedings on October 27, 2010.

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

The geographic distribution of our revenue was as follows:

	Predecessor Entity	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010
North America..	48%	46%	46%	46%
Europe ..	16%	17%	17%	16%
Africa and Middle East ..	18%	17%	17%	18%
Latin America and Caribbean	11%	12%	12%	13%
Asia Pacific ..	7%	8%	8%	7%

Approximately 7%, 5%, 4% and 4% of our revenue was derived from our largest customer during the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to December 31, 2008 and the years ended December 31, 2009 and 2010, respectively. The ten largest customers accounted for approximately 23%, 20%, 20% and 21% of our revenue for the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to December 31, 2008 and the years ended December 31, 2009 and 2010, respectively.

Our revenues were derived from the following services, with Off-Network and Other Revenues shown separately from On-Network Revenues (in thousands, except percentages):

	Predecessor Entity		Successor Entity
	Period January 1, 2008 to January 31, 2008		Period February 1, 2008 to December 31, 2008		Year Ended December 31, 2009		Year Ended December 31, 2010
On-Network Revenues
Transponder services	140,756	74%	1,570,433	72%	1,795,477	71%	1,839,047	72%
Managed services	24,392	13%	294,385	14%	338,607	14%	321,863	13%
Channel	12,525	6%	132,168	6%	133,660	5%	119,924	5%

Total on-network revenues	177,673	93%	1,996,986	92%	2,267,744	90%	2,280,834	90%

Off-Network and Other Revenues
Transponder , MSS and other off-network services	9,417	5%	131,526	6%	160,660	6%	221,663	9%
Satelitte-related services	3,171	2%	46,128	2%	84,635	4%	42,155	1%

Total off-network and other revenues	12,588	7%	177,654	8%	245,295	10%	263,818	10%

Total	$190,261	100%	$2,174,640	100%	$2,513,039	100%	$2,544,652	100%

Note 18    Related Party Transactions

(a) Shareholders’ Agreement

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

(b) Monitoring Fee Agreements and Transaction Fees

In connection with the closing of the New Sponsors Acquisition on February 4, 2008, Intelsat Luxembourg, our direct wholly-owned subsidiary, entered into the 2008 MFA, pursuant to which the 2008 MFA parties provide certain monitoring, advisory and consulting services to Intelsat Luxembourg. We recorded expense for services associated with the 2008 MFA of $8.5 million, $23.2 million and $24.7 million during the successor period February 1, 2008 to December 31, 2008 and the years ended December 31, 2009 and 2010, respectively.

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

(c) Ownership by Management

In connection with and after the closing of the PanAmSat Acquisition Transactions, Intelsat Holdings entered into SCAs under its existing 2005 Share Plan with certain directors, officers and key employees of Intelsat Holdings and its subsidiaries. In addition, upon consummation of the New Sponsors Acquisition on February 4, 2008, all outstanding restricted performance shares under the 2005 Share Plan vested. Vesting in SCAs issued under the 2005 Share Plan doubled at consummation of the New Sponsors Acquisition if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price of each share covered. Vested restricted shares (including time and performance vesting shares) were purchased at approximately $400 per share (the per share price specified in the BC Share Purchase Agreement). In connection with the vesting and modification of these awards upon the consummation of the acquisition, we recorded compensation expense of $197.2 million during the predecessor period January 1, 2008 to January 31, 2008.

Certain directors, officers and key employees of Intelsat Global and its subsidiaries hold restricted shares, options and SCAs of Intelsat Global. In May 2009, Intelsat Global issued new restricted shares, SCAs and options to certain directors, officers and key employees under the 2008 Share Plan (see Note 5(a)—2005 Share Plan and Note 5(b)—2008 Share Plan). In May 2009, certain of our executive officers also purchased shares of Intelsat Global. In the aggregate, these shares and arrangements outstanding as of December 31, 2010 provided for the issuance of approximately 12.7% of the voting equity of Intelsat Global on a fully diluted basis.

(d) Sponsor and Executive Investments

Apollo Management V, L.P., one of our former sponsors, is the indirect controlling stockholder of Hughes Communications, Inc. and Hughes Network Systems, LLC (“HNS”). HNS is one of our largest network services customers. We recorded $9.5 million of revenue during the predecessor period January 1, 2008 to January 31, 2008, for satellite capacity and other services provided to HNS. Two members of the board of directors prior to the New Sponsors Acquisition, Messrs. Africk and Stone, served on the board of directors of Hughes Communications, Inc. and the board of managers of HNS.

During 2008, affiliates or associates of funds and investment vehicles advised or controlled by one of the New Sponsors, Silver Lake, purchased $90.9 million of the 2017 Senior Notes. Additionally, during 2008 affiliates or associates of funds and investment vehicles advised or controlled by another of the New Sponsors, BC Partners, purchased $90.9 million of the 2017 Senior Notes, which were subsequently sold to a non-affiliate in the fourth quarter of 2010.

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

(e) Resale of Intelsat Luxembourg Notes

In October 2010, ISAT Limited, our affiliate, as it is an affiliate of BC Partners, one of our principal shareholders, sold $90.9 million aggregate principal amount of Intelsat Luxembourg’s 2017 Senior Notes in a registered resale. We did not receive any proceeds from the resale of such notes, but in connection with such resale we agreed to indemnify the underwriter against certain liabilities, including liabilities under the Securities Act of 1933, as amended.

(f) Horizons

We have a 50% ownership interest in Horizons-1 and Horizons-2 as a result of a joint venture with JSAT (see Note 9—Investments).

(g) New Dawn

We have a 74.9% ownership interest in New Dawn as a result of the New Dawn Project Agreement with Convergence Partners (see Note 9—Investments).

(h) WP Com

We have a 49% ownership interest in WP Com as a result of a joint venture with Corporativo (see Note 9—Investments).

(i) Receivable from Parent

We had a receivable from Intelsat Global as of December 31, 2009 and 2010 of $3.3 million and $5.0 million, respectively (see Note 7—Receivables).

Note 19    Quarterly Results of Operations (unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
2009
Revenue	$631,847	$642,484	$617,888	$620,820
Income (loss) from operations	(236,168)	316,992	235,966	228,660
Net loss	(557,586)	(32,748)	(94,784)	(96,943)
Net loss attributable to Intelsat S.A.	(557,646)	(32,740)	(94,276)	(97,030)

	Quarter Ended
	March 31	June 30	September 30	December 31
2010
Revenue	$621,140	$635,286	$644,256	$643,970
Income from operations	245,452	135,242	274,572	256,827
Net loss	(103,428)	(181,912)	(107,353)	(115,077)
Net loss attributable to Intelsat S.A.	(102,618)	(180,646)	(106,400)	(115,789)

Our quarterly revenue and operating income are generally not impacted by seasonality since customer contracts for satellite utilization are generally long-term. The quarter ended March 31, 2009 includes $499.1 million related to the impairment of our rights to operate at orbital locations. The quarter ended June 30, 2009 includes a $52.1 million gain on derivative financial instruments.

The quarter ended March 31, 2010 includes a $6.5 million non-cash impairment charge to write off the remaining carrying value of our IS-4 satellite which experienced an anomaly of its backup satellite control processor. The quarter ended June 30, 2010 includes a $104.1 million non-cash impairment charge related to the write down of our Galaxy 15 satellite to its estimated fair value following an anomaly. The quarter ended September 30, 2010 includes a $75.8 million loss on early extinguishment of debt recognized in connection with the repurchase by Intelsat Corp of its outstanding 2014 Corp Notes and its 2028 Corp Notes.

Note 20    Supplemental Consolidating Financial Information

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

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,315	$10,017	$126,605	$561	$199,767	$113,508	$348,665	$(113,508)	$692,930
Receivables, net of allowance	4,962	—	25	—	154,573	154,510	90,791	(154,510)	250,351
Deferred income taxes	—	—	—	—	2,778	2,778	21,312	(2,778)	24,090
Prepaid expenses and other current assets	608	16	9	1	11,307	11,208	19,876	(11,208)	31,817
Intercompany receivables	—	—	—	—	560,018	10,993,557	153,595	(11,707,170)	—

Total current assets	12,885	10,033	126,639	562	928,443	11,275,561	634,239	(11,989,174)	999,188
Satellites and other property and equipment, net	—	—	—	—	3,490,424	3,489,699	2,508,018	(3,490,858)	5,997,283
Goodwill	—	—	—	—	3,434,165	—	3,346,662	—	6,780,827
Non-amortizable intangible assets	—	—	—	—	1,805,130	—	652,970	—	2,458,100
Amortizable intangible assets, net	—	—	—	—	414,993	—	433,325	—	848,318
Investment in affiliates	502,377	5,899,646	10,592,284	7,257,094	(37,198)	(31,860)	81,764	(24,182,343)	81,764
Other assets	11,616	113,290	41,844	3,063	172,025	151,044	85,049	(151,044)	426,887

Total assets	$526,878	$6,022,969	$10,760,767	$7,260,719	$10,207,982	$14,884,444	$7,742,027	$(39,813,419)	$17,592,367

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$802	$(12)	$2,113	$—	$87,926	$86,047	$87,714	$(86,047)	$178,543
Accrued interest payable	11,651	229,243	43,025	19,214	80,370	519	19,943	(519)	403,446
Current portion of long-term debt	—	—	—	—	3,448	—	91,275	—	94,723
Deferred satellite performance incentives	—	—	—	—	5,187	5,187	11,506	(5,187)	16,693
Other current liabilities	—	—	1,274	—	81,425	80,995	64,730	(80,995)	147,429
Intercompany payables	486,065	450	173,863	53,235	—	—	—	(713,613)	—

Total current liabilities	498,518	229,681	220,275	72,449	258,356	172,748	275,168	(886,361)	840,834
Long-term debt, net of current portion	721,947	5,232,138	4,596,936	485,565	2,195,820	—	2,589,496	—	15,821,902
Deferred satellite performance incentives, net of current portion	—	—	—	—	37,649	37,649	95,235	(37,649)	132,884
Deferred revenue, net of current portion	—	—	—	—	335,216	335,216	71,887	(335,216)	407,103
Deferred income taxes	—	—	—	—	20	20	484,056	(20)	484,076
Accrued retirement benefits	—	—	—	—	83,577	83,577	173,878	(83,577)	257,455
Other long-term liabilities	—	56,871	43,910	—	40,250	20,838	183,207	(18,545)	326,531
Noncontrolling interest	—	—	—	—	—	—	18,621	—	18,621
Shareholder’s equity (deficit):
Ordinary shares	5,000	669,036	4,959,000	3,602,000	484,000	200	70	(9,714,306)	5,000
Other shareholder’s equity (deficit)	(698,587)	(164,757)	940,646	3,100,705	6,773,094	14,234,196	3,850,409	(28,737,745)	(702,039)

Total liabilities and shareholder’s equity	$526,878	$6,022,969	$10,760,767	$7,260,719	$10,207,982	$14,884,444	$7,742,027	$(39,813,419)	$17,592,367

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

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$—	$—	$1,570,423	$1,569,591	$1,651,771	$(2,247,133)	$2,544,652

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	—	357,351	1,632,575	730,615	(2,307,141)	413,400
Selling, general and administrative	4,054	25,203	376	57	36,544	30,748	153,973	(30,748)	220,207
Depreciation and amortization	—	—	—	—	446,991	371,085	351,779	(371,038)	798,817
Impairment of asset value	—	—	—	—	—	—	110,625	—	110,625
Losses on derivative financial instruments	—	—	35,942	—	2,210	—	51,357	—	89,509

Total operating expenses	4,054	25,203	36,318	57	843,096	2,034,408	1,398,349	(2,708,927)	1,632,558

Income (loss) from operations	(4,054)	(25,203)	(36,318)	(57)	727,327	(464,817)	253,422	461,794	912,094
Interest expense, net	123,482	611,213	331,156	47,487	107,596	517	158,085	(517)	1,379,019
Loss on early extinguishment of debt	—	—	—	—	(740)	—	(76,109)	—	(76,849)
Subsidiary income (loss)	(413,008)	237,027	553,844	505,533	3,600	10,467	—	(897,463)	—
Other income, net	—	—	1	—	4,711	4,699	4,915	(4,699)	9,627

Income (loss) before income taxes	(540,544)	(399,389)	186,371	457,989	627,302	(450,168)	24,143	(439,851)	(534,147)
Provision for (benefit from) income taxes	(37,985)	(14,090)	(50,656)	(3,746)	121,769	21,801	(41,541)	(21,930)	(26,378)

Net income (loss)	(502,559)	(385,299)	237,027	461,735	505,533	(471,969)	65,684	(417,921)	(507,769)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	2,317	—	2,317

Net income (loss) attributable to Intelsat, S.A.	$(502,559)	$(385,299)	$237,027	$461,735	$505,533	$(471,969)	$68,001	$(417,921)	$(505,452)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$—	$—	$1,520,514	$1,535,902	$1,574,757	$(2,118,134)	$2,513,039

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	23	—	—	302,975	1,554,353	678,480	(2,134,005)	401,826
Selling, general and administrative	28,029	23,250	224	15	36,151	28,927	176,717	(33,369)	259,944
Depreciation and amortization	—	—	—	—	459,473	369,425	344,564	(369,425)	804,037
Impairment of asset value	—	—	—	—	355,000	—	144,100	—	499,100
Losses (gains) on derivative financial instruments	—	—	4,672	—	(19,825)	—	17,834	—	2,681

Total operating expenses	28,029	23,273	4,896	15	1,133,774	1,952,705	1,361,695	(2,536,799)	1,967,588

Income (loss) from operations	(28,029)	(23,273)	(4,896)	(15)	386,740	(416,803)	213,062	418,665	545,451
Interest expense (income), net	104,311	622,058	291,908	44,942	134,116	2,717	166,688	(3,917)	1,362,823
Gain (loss) on early extinguishment of debt	(74,483)	19,676	—	—	60,755	—	(51)	(1,200)	4,697
Subsidiary income (loss)	(538,746)	126,784	474,244	440,263	10,282	11,393	—	(524,220)	—
Other income (expense), net	—	(1)	—	—	31,972	31,974	10,042	(31,974)	42,013

Income (loss) before income taxes	(745,569)	(498,872)	177,440	395,306	355,633	(376,153)	56,365	(134,812)	(770,662)
Provision for (benefit from) income taxes	37,985	14,133	50,656	3,746	(84,630)	26,710	(10,491)	(26,710)	11,399

Net income (loss)	(783,554)	(513,005)	126,784	391,560	440,263	(402,863)	66,856	(108,102)	(782,061)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	369	—	369

Net income (loss) attributable to Intelsat S.A.	$(783,554)	$(513,005)	$126,784	$391,560	$440,263	$(402,863)	$67,225	$(108,102)	$(781,692)

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

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Cash flows from operating activities:	$(68,465)	$(340,628)	$(177,219)	$(22,639)	$1,141,678	$483,869	$473,936	$(472,314)	$1,018,218

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	—	—	(655,852)	(569,949)	(372,950)	616,624	(982,127)
Proceeds from sale of other property and equipment	—	—	—	—	46,656	46,656	—	(93,312)	—
Proceeds from sale of investment	—	—	—	—	28,594	28,594	—	(28,594)	28,594
Repayment from (disbursements for) intercompany loans	(433)	—	—	—	(211,830)	56,135	—	156,128	—
Capital contribution to unconsolidated affiliates	—	—	—	—	—	—	(12,209)	—	(12,209)
Investment in subsidiaries	(6,500)	—	(868,087)	(34,087)	(3,366)	—	—	912,040	—
Dividend from affiliates	35,013	203,794	351,006	374,064	—	—	—	(963,877)	—
Other investing activities	—	—	—	—	—	—	11,128	—	11,128

Net cash provided by (used in) investing activities	28,080	203,794	(517,081)	339,977	(795,798)	(438,564)	(374,031)	599,009	(954,614)

Cash flows from financing activities:
Repayments of long-term debt	—	—	—	—	(41,448)	(5,000)	(760,337)	5,000	(801,785)
Proceeds from issuance of long-term debt	—	—	1,000,000	—	—	—	25,562	3	1,025,565
Proceeds from (repayment of) intercompany borrowing	23,253	167,235	38,011	100	12,010	(27,984)	(16,769)	(195,856)	—
Debt issuance costs	(15,370)	(1,485)	(15,521)	—	—	—	—	—	(32,376)
Payment of premium on early retirement of debt	—	—	—	—	(495)	—	(44,118)	—	(44,613)
Principal payments on deferred satellite performance incentives	—	—	—	—	(3,059)	(3,059)	(11,971)	3,059	(15,030)
Principal payments on capital lease obligations	—	—	—	—	—	—	(191)	—	(191)
Capital contribution from parent	18,000	—	—	34,087	34,087	—	843,866	(912,040)	18,000
Dividends to shareholders	—	(35,013)	(203,794)	(351,006)	(374,064)	—	—	963,877	—
Noncontrolling interest in New Dawn	—	—	—	—	—	—	1,128	—	1,128

Net cash provided by (used in) financing activities	25,883	130,737	818,696	(316,819)	(372,969)	(36,043)	37,170	(135,957)	150,698

Effect of exchange rate changes on cash and cash equivalents	—	(1)	2	1	(754)	(746)	1,809	746	1,057

Net change in cash and cash equivalents	(14,502)	(6,098)	124,398	520	(27,843)	8,516	138,884	(8,516)	215,359
Cash and cash equivalents, beginning of period	21,817	16,115	2,207	41	227,610	104,992	209,781	(104,992)	477,571

Cash and cash equivalents, end of period	$7,315	$10,017	$126,605	$561	$199,767	$113,508	$348,665	$(113,508)	$692,930

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Cash flows from operating activities:	(96,719)	(348,049)	(296,687)	(9)	1,045,274	811,758	492,850	(734,762)	873,656

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	—	—	(800,282)	(800,282)	(368,021)	1,025,452	(943,133)
Proceeds from sale of other property and equipment	—	—	—	—	97,200	97,200	128,648	(322,362)	686
Disbursements for intercompany loans	—	—	(10,616)	—	(135,793)	(63,951)	(140,519)	350,879	—
Capital contribution to unconsolidated affiliates	—	—	—	—	—	—	(12,210)	—	(12,210)
Investment in subsidiaries	(5,000)	—	(100,000)	(100,000)	(1,124)	—	—	206,124	—
Investment in affiliate debt	—	—	—	—	(347,953)	—	—	347,953	—
Dividend from affiliates	53,625	596,524	283,560	283,560	—	—	—	(1,217,269)	—
Other investing activities	—	—	—	—	—	—	7,562	—	7,562

Net cash provided by (used in) investing activities	48,625	596,524	172,944	183,560	(1,187,952)	(767,033)	(384,540)	390,777	(947,095)

Cash flows from financing activities:
Repayments of long-term debt	—	(376,000)	—	—	(9,277)	(5,000)	(90,078)	(342,954)	(823,309)
Repayment of loan proceeds received from Intelsat Holdings	—	—	(34,000)	—	—	—	—	—	(34,000)
Proceeds from issuance of long-term debt	—	—	495,830	—	354,000	—	112,087	—	961,917
Proceeds from (repayment of) intercompany borrowing	51,625	10,616	250,670	—	77,000	—	(25,980)	(363,931)	—
Debt issuance costs	—	—	(10,192)	—	(7,330)	—	—	—	(17,522)
Principal payments on deferred satellite performance incentives	—	—	—	—	(8,320)	(8,320)	(16,283)	8,320	(24,603)
Principal payments on capital lease obligations	—	—	—	—	(1,492)	(1,492)	(367)	1,492	(1,859)
Capital contibution from parent	12,000	5,000	—	100,000	100,000	—	1,124	(206,124)	12,000
Dividends to shareholders	—	(53,625)	(596,524)	(283,560)	(283,560)	—	—	1,217,269	—
Noncontrolling interest in New Dawn	—	—	—	—	—	—	377	—	377

Net cash provided by (used in) financing activities	63,625	(414,009)	105,784	(183,560)	221,021	(14,812)	(19,120)	314,072	73,001

Effect of exchange rate changes on cash and cash equivalents	—	(1)	—	—	264	264	7,535	(264)	7,798

Net change in cash and cash equivalents	15,531	(165,535)	(17,959)	(9)	78,607	30,177	96,725	(30,176)	7,360
Cash and cash equivalents, beginning of period	6,286	181,650	20,166	50	149,003	74,815	113,056	(74,815)	470,211

Cash and cash equivalents, end of period	21,817	16,115	2,207	41	227,610	104,992	209,781	(104,992)	477,571

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

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FEBRUARY 1, 2008 TO DECEMBER 31, 2008

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intermediate Holdco	Intelsat Sub Holdco	Intelsat Sub Holdco Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(32,741)	$(33,103)	$(253,857)	$5,822	$703,009	$364,536	$487,013	$(364,536)	$876,143

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	—	—	(272,915)	(272,915)	(124,844)	272,915	(397,759)
Capital contributions to unconsolidated affiliates	—	—	—	—	(17,621)	(17,621)	(9,659)	17,621	(27,280)
Capital contribution from Intelsat Holdings	4,596	—	—	—	—	—	—	—	4,596
Dividend from affiliates	439,565	621,746	826,018	826,018	—	—	—	(2,713,347)	—
Investment in subsidiaries	—	—	—	—	(13,703)	1,000	13,703	(1,000)	—
Minority interest in New Dawn	—	—	—	—	—	—	4,592	—	4,592
Other investing activities	—	—	—	—	—	—	5,954	—	5,954

Net cash provided by (used in) investing activities	444,161	621,746	826,018	826,018	(304,239)	(289,536)	(110,254)	(2,423,811)	(409,897)

Cash flows from financing activities:
Repayments of long-term debt	(400,000)	—	(2,641,597)	(408,117)	(1,551,756)	—	(1,278,695)	—	(6,280,165)
Repayments of revolving credit facility	—	—	—	—	(175,120)	—	(66,101)	—	(241,221)
Proceeds from issuance of long-term debt	—	—	1,797,389	412,197	1,564,358	—	1,238,839	—	5,012,783
Loan proceeds from Intelsat Holdings	—	—	34,000	—	—	—	—	—	34,000
Proceeds from revolving credit facility	—	—	—	—	175,120	—	66,101	—	241,221
Proceeds from (repayment of) intercompany loans	(201,629)	83,000	226,973	(565)	149,194	(9,016)	(256,973)	9,016	—
Debt issuance costs	—	(55,032)	(21,731)	(5,207)	(19,662)	—	(18,001)	—	(119,633)
Repayments of funding of capital expenditures by customer	—	—	—	—	—	—	(30,862)	—	(30,862)
Payment of premium on early retirement of debt	(7,615)	—	(48,654)	(4,080)	(15,489)	—	(12,266)	—	(88,104)
Principal payments on deferred satellite performance incentives	—	—	—	—	(3,942)	(3,942)	(19,360)	3,942	(23,302)
Principal payments on capital lease obligations	—	—	—	—	(8,822)	(8,822)	(326)	8,822	(9,148)
Dividends to shareholders	—	(439,565)	(621,746)	(826,018)	(826,018)	—	—	2,713,347	—

Net cash used in financing activities	(609,244)	(411,597)	(1,275,366)	(831,790)	(712,137)	(21,780)	(377,644)	2,735,127	(1,504,431)

Effect of exchange rate changes on cash and cash equivalents	—	2	—	—	(263)	(263)	(5,980)	263	(6,241)

Net change in cash and cash equivalents	(197,824)	177,048	(703,205)	50	(313,630)	52,957	(6,865)	(52,957)	(1,044,426)
Cash and cash equivalents, beginning of period	204,110	4,602	723,371	—	462,633	21,858	119,921	(21,858)	1,514,637

Cash and cash equivalents, end of period	$6,286	$181,650	$20,166	$50	149,003	$74,815	$113,056	$(74,815)	$470,211

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

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,315	$10,017	$326,372	$199,767	$349,226	$(199,767)	$692,930
Receivables, net of allowance	4,962	—	154,597	154,573	90,792	(154,573)	250,351
Deferred income taxes	—	—	2,778	2,778	21,312	(2,778)	24,090
Prepaid expenses and other current assets	608	16	11,316	11,307	19,877	(11,307)	31,817
Intercompany receivables	—	—	386,157	560,018	100,360	(1,046,535)	—

Total current assets	12,885	10,033	881,220	928,443	581,567	(1,414,960)	999,188
Satellites and other property and equipment, net	—	—	3,490,424	3,490,424	2,508,019	(3,491,584)	5,997,283
Goodwill	—	—	3,434,165	3,434,165	3,346,662	(3,434,165)	6,780,827
Non-amortizable intangible assets	—	—	1,805,130	1,805,130	652,970	(1,805,130)	2,458,100
Amortizable intangible assets, net	—	—	414,993	414,993	433,325	(414,993)	848,318
Investment in affiliates	502,377	5,899,646	3,297,991	(37,197)	81,764	(9,662,817)	81,764
Other assets	11,616	113,290	213,869	172,024	88,112	(172,024)	426,887

Total assets	$526,878	$6,022,969	$13,537,792	$10,207,982	$7,692,419	$(20,395,673)	$17,592,367

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$802	$(12)	$90,041	$87,926	$87,712	$(87,926)	$178,543
Accrued interest payable	11,651	229,243	123,395	80,370	39,157	(80,370)	403,446
Current portion of long-term debt	—	—	3,448	3,448	91,275	(3,448)	94,723
Deferred satellite performance incentives	—	—	5,187	5,187	11,506	(5,187)	16,693
Other current liabilities	—	—	82,700	81,425	64,729	(81,425)	147,429
Intercompany payables	486,065	450	—	—	—	(486,515)	—

Total current liabilities	498,518	229,681	304,771	258,356	294,379	(744,871)	840,834
Long-term debt, net of current portion	721,947	5,232,138	6,792,757	2,195,820	3,075,060	(2,195,820)	15,821,902
Deferred satellite performance incentives, net of current portion	—	—	37,649	37,649	95,235	(37,649)	132,884
Deferred revenue, net of current portion	—	—	335,216	335,216	71,887	(335,216)	407,103
Deferred income taxes	—	—	20	20	484,056	(20)	484,076
Accrued retirement benefits	—	—	83,577	83,577	173,878	(83,577)	257,455
Other long-term liabilities	—	56,871	84,156	40,250	183,212	(37,958)	326,531
Redeemable noncontrolling interest	—	—	—	—	18,621	—	18,621
Shareholder’s equity (deficit):
Ordinary shares	5,000	669,036	4,959,000	484,000	3,602,070	(9,714,106)	5,000
Other shareholder’s equity (deficit)	(698,587)	(164,757)	940,646	6,773,094	(305,979)	(7,246,456)	(702,039)

Total liabilities and shareholder’s equity	$526,878	$6,022,969	$13,537,792	$10,207,982	$7,692,419	$(20,395,673)	$17,592,367

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

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$1,570,423	$1,570,423	$1,651,771	$(2,247,965)	$2,544,652

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	357,351	357,351	730,615	(1,031,917)	413,400
Selling, general and administrative	4,054	25,203	36,920	36,544	154,030	(36,544)	220,207
Depreciation and amortization	—	—	446,991	446,991	351,779	(446,944)	798,817
Impairment of asset value	—	—	—	—	110,625	—	110,625
Losses (gains) on derivative financial instruments	—	—	38,152	2,210	51,357	(2,210)	89,509

Total operating expenses	4,054	25,203	879,414	843,096	1,398,406	(1,517,615)	1,632,558

Income (loss) from operations	(4,054)	(25,203)	691,009	727,327	253,365	(730,350)	912,094
Interest expense, net	123,482	611,213	438,752	107,596	205,572	(107,596)	1,379,019
Loss on early extinguishment of debt	—	—	(740)	(740)	(76,109)	740	(76,849)
Subsidiary income (loss)	(413,008)	237,027	51,911	3,600	—	120,470	—
Other income, net	—	—	4,712	4,711	4,915	(4,711)	9,627

Income (loss) before income taxes	(540,544)	(399,389)	308,140	627,302	(23,401)	(506,255)	(534,147)
Provision for (benefit from) income taxes	(37,985)	(14,090)	71,113	121,769	(45,287)	(121,898)	(26,378)

Net income (loss)	(502,559)	(385,299)	237,027	505,533	21,886	(384,357)	(507,769)
Net loss attributable to noncontrolling interest	—	—	—	—	2,317	—	2,317

Net income (loss) attributable to Intelsat, S.A.	$(502,559)	$(385,299)	$237,027	$505,533	$24,203	$(384,357)	$(505,452)

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

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Cash flows from operating activities:	$(68,465)	$(340,628)	$964,459	$1,141,678	$451,297	$(1,130,123)	$1,018,218

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	(655,852)	(655,852)	(372,950)	702,527	(982,127)
Proceeds from sale of other property and equipment	—	—	46,656	46,656	—	(93,312)	—
Proceeds from sale of investment	—	—	28,594	28,594	—	(28,594)	28,594
Disbursements for intercompany loans	(433)	—	(211,830)	(211,830)	—	424,093	—
Capital contribution to unconsolidated affiliates	—	—	—	—	(12,209)	—	(12,209)
Investment in subsidiaries	(6,500)	—	(871,453)	(3,366)	(34,087)	915,406	—
Dividend from affiliates	35,013	203,794	351,006	—	374,064	(963,877)	—
Other investing activities	—	—	—	—	11,128	—	11,128

Net cash provided by (used in) investing activities	28,080	203,794	(1,312,879)	(795,798)	(34,054)	956,243	(954,614)

Cash flows from financing activities:
Repayments of long-term debt	—	—	(41,448)	(41,448)	(760,337)	41,448	(801,785)
Proceeds from issuance of long-term debt	—	—	1,000,000	—	25,562	3	1,025,565
Proceeds from (repayment of) intercompany borrowing	23,253	167,235	50,021	12,010	(16,669)	(235,850)	—
Debt issuance costs	(15,370)	(1,485)	(15,521)	—	—	—	(32,376)
Payment of premium on early retirement of debt	—	—	(495)	(495)	(44,118)	495	(44,613)
Principal payments on deferred satellite performance incentives	—	—	(3,059)	(3,059)	(11,971)	3,059	(15,030)
Principal payments on capital lease obligations	—	—	—	—	(191)	—	(191)
Capital contribution from parent	18,000	—	34,087	34,087	877,953	(946,127)	18,000
Dividend to shareholders	—	(35,013)	(577,858)	(374,064)	(351,006)	1,337,941	—
Noncontrolling interest in New Dawn	—	—	—	—	1,128	—	1,128

Net cash provided by (used in) financing activities	25,883	130,737	445,727	(372,969)	(279,649)	200,969	150,698

Effect of exchange rate changes on cash	—	(1)	(752)	(754)	1,810	754	1,057

Net change in cash and cash equivalents	(14,502)	(6,098)	96,555	(27,843)	139,404	27,843	215,359
Cash and cash equivalents, beginning of period	21,817	16,115	229,817	227,610	209,822	(227,610)	477,571

Cash and cash equivalents, end of period	$7,315	$10,017	$326,372	$199,767	$349,226	$(199,767)	$692,930

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Cash flows from operating activities:	(96,719)	(348,049)	748,587	1,045,274	492,840	(968,278)	873,656

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	(800,282)	(800,282)	(368,021)	1,025,452	(943,133)
Proceeds from sale of other property and equipment	—	—	97,200	97,200	128,648	(322,362)	686
Disbursements for intercompany loans	—	—	(146,409)	(135,793)	(140,519)	422,721	—
Capital contribution to unconsolidated affiliates	—	—	—	—	(12,210)	—	(12,210)
Investment in subsidiaries	(5,000)	—	(101,124)	(1,124)	(100,000)	207,248	—
Investment in affiliate debt	—	—	(347,953)	(347,953)	—	695,906	—
Dividend from affiliates	53,625	596,524	283,560	—	283,560	(1,217,269)	—
Other investing activities	—	—	—	—	7,562	—	7,562

Net cash provided by (used in) investing activities	48,625	596,524	(1,015,008)	(1,187,952)	(200,980)	811,696	(947,095)

Cash flows from financing activities:
Repayments of long-term debt	—	(376,000)	(9,277)	(9,277)	(90,078)	(338,677)	(823,309)
Repayment of loan proceeds received from Intelsat Holdings	—	—	(34,000)	—	—	—	(34,000)
Proceeds from issuance of long-term debt	—	—	849,830	354,000	112,087	(354,000)	961,917
Proceeds from (repayment of) intercompany borrowing	51,625	10,616	327,670	77,000	(25,980)	(440,931)	—
Debt issuance costs	—	—	(17,522)	(7,330)	—	7,330	(17,522)
Principal payments on deferred satellite performance incentives	—	—	(8,320)	(8,320)	(16,283)	8,320	(24,603)
Principal payments on capital lease obligations	—	—	(1,492)	(1,492)	(367)	1,492	(1,859)
Capital contibution from parent	12,000	5,000	100,000	100,000	101,124	(306,124)	12,000
Dividend to shareholders	—	(53,625)	(880,084)	(283,560)	(283,560)	1,500,829	—
Noncontrolling interest in New Dawn	—	—	—	—	377	—	377

Net cash provided by financing activities	63,625	(414,009)	326,805	221,021	(202,680)	78,239	73,001

Effect of exchange rate changes on cash and cash equivalents	—	(1)	264	264	7,535	(264)	7,798

Net change in cash and cash equivalents	15,531	(165,535)	60,648	78,607	96,716	(78,606)	7,360
Cash and cash equivalents, beginning of period	6,286	181,650	169,169	149,003	113,106	(149,003)	470,211

Cash and cash equivalents, end of period	21,817	16,115	229,817	227,610	209,822	(227,609)	477,571

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

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FEBRUARY 1, 2008 TO DECEMBER 31, 2008

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(32,741)	$(33,103)	$449,152	$703,009	$492,835	$(703,009)	$876,143

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	(272,915)	(272,915)	(124,844)	272,915	(397,759)
Capital contributions to unconsolidated affiliates	—	—	(17,621)	(17,621)	(9,659)	17,621	(27,280)
Capital contribution from Intelsat Holdings	4,596	—	—	—	—	—	4,596
Dividend from affiliates	439,565	621,746	826,018	—	826,018	(2,713,347)	—
Investment in subsidiaries	—	—	(13,703)	(13,703)	13,703	13,703	—
Minority interest in New Dawn	—	—	—	—	4,592	—	4,592
Other investing activities	—	—	—	—	5,954	—	5,954

Net cash provided by (used in) investing activities	444,161	621,746	521,779	(304,239)	715,764	(2,409,108)	(409,897)

Cash flows from financing activities:
Repayments of long-term debt	(400,000)	—	(4,193,353)	(1,551,756)	(1,686,812)	1,551,756	(6,280,165)
Repayments of revolving credit facility	—	—	(175,120)	(175,120)	(66,101)	175,120	(241,221)
Proceeds from issuance of long-term debt	—	—	3,361,747	1,564,358	1,651,036	(1,564,358)	5,012,783
Loan received from Intelsat Holdings	—	—	34,000	—	—	—	34,000
Proceeds from revolving credit facility	—	—	175,120	175,120	66,101	(175,120)	241,221
Proceeds from (repayment of) intercompany loans	(201,629)	83,000	376,167	149,194	(257,538)	(149,194)	—
Debt issuance costs	—	(55,032)	(41,393)	(19,662)	(23,208)	19,662	(119,633)
Repayment of funding of capital expenditures by customer	—	—	—	—	(30,862)	—	(30,862)
Payment of premium on early retirement of debt	(7,615)	—	(64,143)	(15,489)	(16,346)	15,489	(88,104)
Principal payments on deferred satellite performance incentives	—	—	(3,942)	(3,942)	(19,360)	3,942	(23,302)
Principal payments on capital lease obligations	—	—	(8,822)	(8,822)	(326)	8,822	(9,148)
Dividends to shareholders	—	(439,565)	(1,447,764)	(826,018)	(826,018)	3,539,365	—

Net cash used in financing activities	(609,244)	(411,597)	(1,987,503)	(712,137)	(1,209,434)	3,425,484	(1,504,431)

Effect of exchange rate changes on cash and cash equivalents	—	2	(263)	(263)	(5,980)	263	(6,241)

Net change in cash and cash equivalents	(197,824)	177,048	(1,016,835)	(313,630)	(6,815)	313,630	(1,044,426)
Cash and cash equivalents, beginning of period	204,110	4,602	1,186,004	462,633	119,921	(462,633)	1,514,637

Cash and cash equivalents, end of period	$6,286	$181,650	$169,169	$149,003	$113,106	$(149,003)	$470,211

(Certain totals may not add due to the effects of rounding)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Adjustments(1)	Balance at End of Period
	(in thousands)
Predecessor period January 1, 2008 to January 31, 2008:
Allowance for doubtful accounts	$32,788	$3,922	$—	$(94)	$—	$36,616
Reserve for operating leases	$163	$(3)	$—	$—	$—	$160
Restructuring reserve	$13,131	$(8)		$(3,296)	$—	$9,827
Fair value adjustments to restructuring reserve	$—	$—	$—	$—	$(576)	$(576)
Successor period February 1, 2008 to December 31, 2008:
Allowance for doubtful accounts	$36,616	$(9,137)	$—	$(7,242)	$—	$20,237
Reserve for operating leases	$160	$(28)	$—	$—	$—	$132
Restructuring reserve	$9,251	$1,963	$—	$(5,234)	$—	$5,980
Year ended December 31, 2009:
Allowance for doubtful accounts	$20,237	$3,356	$—	$(3,076)	$—	$20,517
Reserve for operating leases	$132	$(31)	$—	$—	$—	$101
Restructuring reserve	$5,980	$(802)	$—	$(2,222)	$—	$2,956
Year ended December 31, 2010:
Allowance for doubtful accounts	$20,517	$7,839	$—	$(6,608)	$—	$21,748
Reserve for operating leases	$101	$(101)	$—	$—	$—	$—
Restructuring reserve	$2,956	$—	$—	$(1,883)	$—	$1,073

(1)	Adjustments reflect changes in allocation of the purchase price and fair value adjustments recorded or additional liabilities established in connection with the PanAmSat Acquisition Transactions and the New Sponsors Acquisition Transactions.

Exhibit Index

Exhibit No.	Document Description
2.1	Share Purchase Agreement, dated as of June 19, 2007, by and among Intelsat Holdings, Ltd., Serafina Holdings Limited, Serafina Acquisition Limited and certain shareholders of Intelsat Holdings, Ltd. (incorporated by reference to Exhibit 99.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on June 25, 2007).

2.2	Transaction Agreement and Plan of Amalgamation, dated as of August 16, 2004, by and among Intelsat, Ltd., Intelsat (Bermuda), Ltd., Intelsat Holdings, Ltd. (formerly known as Zeus Holdings Limited), Zeus Merger One Limited and Zeus Merger Two Limited (incorporated by reference to Exhibit 99.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on February 4, 2005).

2.3	Merger Agreement, dated as of August 28, 2005, by and among Intelsat (Bermuda), Ltd., Proton Acquisition Corporation and PanAmSat Holding Corporation (incorporated by reference to Exhibit 2.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on August 30, 2005).

3.1	Consolidated Articles of Incorporation of Intelsat S.A. dated December 15, 2009 (incorporated by reference to Exhibit 3.1 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

4.1	Indenture for Intelsat S.A.’s 7 5/8% Senior Notes due 2012 and 6 1/2% Senior Notes due 2013, dated as of April 1, 2002, between Intelsat, Ltd. and The Bank of New York, as Trustee (including Form of Original 7 5/8% Senior Notes due 2012) (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form F-4, File No. 333-99189, filed on September 5, 2002).

4.2	Officers’ Certificate dated April 15, 2002 relating to Intelsat S.A.’s 7 5/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form F-4, File No. 333-99189, filed on September 5, 2002).

4.3	Officers’ Certificate dated November 7, 2003 relating to Intelsat S.A.’s 6 1/2% Senior Notes due 2013 (including the forms of Notes) (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form F-4, File No. 333-110671, filed on November 21, 2003).

4.4	First Supplemental Indenture for Intelsat S.A.’s 7 5/8% Senior Notes due 2012 and 6 1/2% Senior Notes due 2013, dated as of April 22, 2010, between Intelsat S.A. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 22, 2010).

4.5	Indenture for Intelsat (Luxembourg) S.A. 11 1/4% Senior Notes due 2017 and the 11 1/2%/ 12 1/2% Senior PIK Election Notes due 2017, dated as of June 27, 2008, by and among Intelsat (Bermuda), Ltd., as Issuer, Intelsat, Ltd., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on July 3, 2008).

4.6	Indenture for Intelsat Jackson Holdings S.A.’s 11 1/4% Senior Notes due 2016, dated as of July 3, 2006, by and among Intelsat (Bermuda), Ltd., as Issuer, Intelsat, Ltd., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (including the Form of Original 11 1/4% Senior Notes and Form of Exchange 11 1/4% Senior Notes) (incorporated by reference to Exhibit 4.1 to Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on July 10, 2006).

4.7	First Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 11 1/4% Senior Notes due 2016, dated as of February 4, 2008, among Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd., Intelsat, Ltd., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.9 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

4.8	Second Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 11 1/4% Senior Notes due 2016, dated as of February 4, 2008, among Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.10 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

4.9	Indenture for Intelsat Jackson Holdings S.A.’s 9 1/4% Senior Notes due 2016, dated as of July 3, 2006, by and among Intelsat (Bermuda), Ltd., as Issuer, Intelsat, Ltd., as Parent Guarantor, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the Form of Original 9 1/4% Senior Notes due 2016 and Form of Exchange 9 1/4% Senior Notes due 2016) (incorporated by reference to Exhibit 4.2 to Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on July 10, 2006).

4.10	First Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 9 1/4% Senior Notes due 2016, dated as of February 4, 2008, among Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd., Intelsat, Ltd., as Parent Guarantor, Intelsat Subsidiary Holding Company, Ltd., Intelsat Holdings LLC, Intelsat LLC, Intelsat Global Sales & Marketing Ltd., Intelsat USA Sales Corp., Intelsat USA License Corp., Intelsat Global Service Corporation and Intelsat UK Financial Services Ltd., as subsidiary guarantors, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.7 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

4.11	Second Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 9 1/4% Senior Notes due 2016, dated as of February 4, 2008, among Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.8 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

4.12	Fourth Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 9 1/4% Senior Notes Due 2016, dated as of January 12, 2011, among Intelsat Jackson Holdings S.A., other Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

4.13	Indenture for Intelsat Jackson Holdings S.A.’s 11 1/2% Senior Notes due 2016, dated as of July 1, 2008, by and among Intelsat Jackson Holdings, Ltd., as Issuer, Intelsat, Ltd. and Intelsat (Bermuda), Ltd., as Parent Guarantors, and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.4 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on July 3, 2008).

4.14	Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 11 1/2% Senior Notes due 2016 and the 9 1/2% Senior Notes due 2016, dated as of July 1, 2009, among Intelsat Jackson Holdings, Ltd., Intelsat, Ltd., other guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 99.3 to Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on July 6, 2009).

4.15	Indenture for Intelsat Jackson Holdings S.A.’s 9 1/2% Senior Notes due 2016, dated as of July 1, 2008, by and among Intelsat Jackson Holdings, Ltd., as Issuer, Intelsat, Ltd. and Intelsat (Bermuda), Ltd., as Parent Guarantors, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.5 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on July 3, 2008).

4.16	Fourth Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 9 1/4% Senior Notes Due 2016, dated as of January 12, 2011, among Intelsat Jackson Holdings S.A., other Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

4.17	Third Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 9 1/2% Senior Notes due 2016, dated as of January 12, 2011, among Intelsat Jackson Holdings S.A., certain subsidiaries of Intelsat Jackson Holdings S.A. named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

4.18	Indenture for Intelsat Jackson Holdings S.A.’s 8 1/2% Senior Notes due 2019, dated as of October 20, 2009, by and among Intelsat Jackson Holdings, Ltd., as Issuer, Intelsat, Ltd. and Intelsat (Bermuda), Ltd., as Parent Guarantors, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on October 22, 2009).

4.19	Registration Rights Agreement, dated as of October 20, 2009, among Intelsat Jackson Holdings, Ltd., as Issuer, Intelsat, Ltd. and Intelsat (Bermuda), Ltd., as Parent Guarantors, the subsidiary guarantors named therein and Banc of America Securities LLC, as Representative of the Initial Purchasers named on Schedule I thereto (incorporated by reference to Exhibit 4.2 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on October 22, 2009).

4.20	Second Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 8 1/2% Senior Notes due 2019, dated as of January 12, 2011, among Intelsat Jackson Holdings S.A., certain subsidiaries of Intelsat Jackson Holdings S.A. named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.5 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

4.21	Indenture for Intelsat Jackson Holdings S.A.’s 7 1/4% Senior Notes due 2020 dated as of September 30, 2010 by and among Intelsat Jackson Holdings S.A., as Issuer, Intelsat S.A. and Intelsat (Luxembourg) S.A., as Parent Guarantors, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of the 2020 Jackson Notes) (incorporated by reference to Exhibit 4.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on October 4, 2010).

4.22	Registration Rights Agreement dated as of September 30, 2010 by and among Intelsat Jackson Holdings S.A., as Issuer, Intelsat S.A. and Intelsat (Luxembourg) S.A., as Parent Guarantors, the subsidiary guarantors named therein, and Credit Suisse Securities (USA) LLC, as Representative of the several initial purchasers named on Schedule I (incorporated by reference to Exhibit 4.2 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on October 4, 2010).

4.23	First Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 7 1/4% Senior Notes due 2020, dated as of January 12, 2011, among Intelsat Jackson Holdings S.A., certain subsidiaries of Intelsat Jackson Holdings S.A. named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.6 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

4.24	Indenture for Intelsat Intermediate Holding Company S.A.’s 9 1/4% Senior Discount Notes due 2015, dated as of February 11, 2005, by and among Zeus Special Subsidiary Limited, Intelsat, Ltd. and Wells Fargo Bank, National Association (including the Forms of 9 1/4% Senior Discount Notes due 2015) (incorporated by reference to Exhibit 2.11 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

4.25	Supplemental Indenture for Intelsat Intermediate Holding Company S.A.’s 9 1/4% Senior Discount Notes due 2015, dated as of March 3, 2005, by and among Intelsat (Bermuda), Ltd., Intelsat, Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 2.12 of Intelsat, Ltd.’s Annual Report on Form 20-F for the year ended December 31, 2004, File No. 000-50262, filed on March 15, 2005).

4.26	Second Supplemental Indenture for Intelsat Intermediate Holding Company S.A.’s 9 1/4% Senior Discount Notes due 2015, dated as of July 3, 2006, by and among Intelsat (Bermuda), Ltd., Intelsat Intermediate Holding Company, Ltd., Intelsat Ltd. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 of Intelsat Intermediate Holding Company, Ltd.’s Registration Statement on Form S-4, File No. 333-136193, filed on July 31, 2006).

4.27	Third Supplemental Indenture for Intelsat Intermediate Holding Company S.A.’s 9 1/4 % Senior Discount Notes due 2015, dated as of July 3, 2006, by and among Intelsat (Bermuda), Ltd., Intelsat Intermediate Holding Company, Ltd., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.6 of Intelsat Intermediate Holding Company, Ltd.’s Registration Statement on Form S-4, File No. 333-136193, filed on July 31, 2006).

4.28	Fourth Supplemental Indenture for Intelsat Intermediate Holding Company 9 1/4% Senior Discount Notes due 2015, dated as of February 4, 2008, among Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd., Intelsat Intermediate Holding Company, Ltd., Intelsat, Ltd., as Co-Obligor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.13 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

4.29	Indenture for Intelsat Intermediate Holding Company S.A.’s 9 1/2% Senior Discount Notes due 2015, dated as of June 27, 2008, by and among Intelsat Intermediate Holding Company, Ltd., as Issuer, Intelsat, Ltd., as Co-Obligor, Intelsat (Bermuda), Ltd. and Intelsat Jackson Holdings, Ltd., as Guarantors, and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.2 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on July 3, 2008).

4.30	Supplemental Indenture for Intelsat Intermediate Holding Company S.A.’s 9 1/2% Senior Notes due 2015, dated as of June 29, 2009, among Intelsat Intermediate Holding Company, Ltd., Intelsat, Ltd., other guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 99.2 to Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on July 6, 2009).

4.31	Indenture for Intelsat Subsidiary Holding Company S.A.’s 8 1/2% Senior Notes due 2013 and the 8 7/8% Senior Notes due 2015, dated as of June 27, 2008, by and among Intelsat Subsidiary Holding Company, Ltd., as Issuer, Intelsat, Ltd., Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd. and Intelsat Intermediate Holding Company, Ltd., as Parent Guarantors, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.3 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on July 3, 2008).

4.32	Supplemental Indenture for Intelsat Subsidiary Holding Company S.A.’s 8 1/2% Senior Notes due 2013 and the 8 7/8% Senior Notes due 2015, dated as of June 29, 2009, among Intelsat Subsidiary Holding Company, Ltd., Intelsat, Ltd., other guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 99.1 to Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on July 6, 2009).

4.33	Third Supplemental Indenture for Intelsat Subsidiary Holding Company S.A.’s 8 1/2% Senior Notes due 2013 and 8 7/8% Senior Notes due 2015, dated as of January 12, 2011, among Intelsat Subsidiary Holding Company S.A., certain subsidiaries of Intelsat Jackson Holdings S.A. named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

4.34	Indenture for Intelsat Subsidiary Holding Company S.A.’s 8 7/8% Senior Notes due 2015, Series B, dated as of February 12, 2009, by and among Intelsat Subsidiary Holding Company, Ltd., as Issuer, Intelsat, Ltd., Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd. and Intelsat Intermediate Holding Company, Ltd., as Parent Guarantors, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on February 18, 2009).

4.35	Registration Rights Agreement, dated as of February 12, 2009, among Intelsat Subsidiary Holding Company, Ltd., as Issuer, Intelsat, Ltd., Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd. and Intelsat Intermediate Holding Company, Ltd., as Parent Guarantors, the subsidiary guarantors named therein, and Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC as the Initial Purchasers (incorporated by reference to Exhibit 4.2 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on February 18, 2009).

4.36	Second Supplemental Indenture for Intelsat Subsidiary Holding Company S.A.’s 8 7/8% Senior Notes due 2015, Series B, dated as of January 12, 2011, among Intelsat Subsidiary Holding Company S.A., certain subsidiaries of Intelsat Jackson Holdings S.A. named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

10.1	Credit Agreement, dated as of January 12, 2011, by and among Intelsat Jackson, as the Borrower, Intelsat (Luxembourg) S.A., the several lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Credit Suisse Securities (USA) LLC (“Credit Suisse”) and J.P. Morgan Securities LLC (“J.P. Morgan”), as Co-Syndication Agents, Barclays Bank Plc and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), Credit Suisse and J.P. Morgan, as Joint Lead Arrangers, Merrill Lynch, Credit Suisse, J.P. Morgan, Barclays Capital, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, as Joint Bookrunners, and HSBC Bank USA, N.A., Goldman Sachs Partners LLC and RBC Capital Markets, as Co-Managers (incorporated by reference to Exhibit 10.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

10.2	Guarantee, dated as of January 12, 2011, made among each of the subsidiaries of Intelsat Jackson Holdings S.A. listed on Annex A thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

10.3	Luxembourg Shares and Beneficiary Certificates Pledge Agreement, dated as of January 12, 2011, between Intelsat (Luxembourg) S.A., Intelsat Jackson Holdings S.A., Intelsat Intermediate Holding Company S.A., Intelsat Phoenix Holdings S.A., Intelsat Subsidiary Holding Company S.A., Intelsat (Gibraltar) Limited, as Pledgors, and Wilmington Trust FSB, as Pledgee (incorporated by reference to Exhibit 10.3 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

10.4	Security and Pledge Agreement, dated as of January 12, 2011, among Intelsat Jackson Holdings S.A., each of the subsidiaries of Intelsat Jackson Holdings S.A. listed on Annex A thereto, Bank of America, N.A., as Administrative Agent, and Wilmington Trust FSB, as Collateral Trustee (incorporated by reference to Exhibit 10.4 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

10.5	Collateral Agency and Intercreditor Agreement, dated as of January 12, 2011 by and among Intelsat (Luxembourg) S.A., Intelsat Jackson Holdings S.A., the other grantors from time to time party thereto, Bank of America, N.A., as Administrative Agent under the Existing Credit Agreement, each additional First Lien Representative from time to time a party thereto, each Second Lien Representative from time to time a party thereto and Wilmington Trust FSB, as Collateral Trustee (incorporated by reference to Exhibit 10.5 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

10.6	Credit Agreement, dated as of February 2, 2007, by and among Intelsat (Bermuda), Ltd., as the Borrower, Intelsat, Ltd., as Guarantor, and the Several Lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, Banc of America Securities LLC and Deutsche Bank Securities Inc., as Joint Lead Arrangers, and Banc of America Securities LLC, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC and Morgan Stanley Senior Funding, Inc., as Joint Bookrunners (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on February 6, 2007).

10.7	Guarantee, dated as of January 12, 2011, by and among certain subsidiaries of Intelsat Jackson Holdings S.A. named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.6 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

10.8	Credit Agreement, dated as of July 1, 2008, by and among Intelsat Jackson Holdings, Ltd., as the Borrower, Intelsat (Bermuda), Ltd., as Guarantor, and the Several Lenders from time to time parties thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, Banc of America Bridge LLC, as Syndication Agent, Morgan Stanley Senior Funding, Inc., as Documentation Agent, and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc. as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on July 3, 2008).

10.9	Guarantee, dated as of January 12, 2011, by and among certain subsidiaries of Intelsat Jackson Holdings S.A. named therein and Credit Suisse, Cayman Branch, as Administrative Agent (incorporated by reference to Exhibit 10.7 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

10.10	Assumption and Affirmation Agreement, dated as of February 4, 2008, among Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd., Intelsat, Ltd., as Parent Guarantor, Intelsat Subsidiary Holding Company, Ltd., Intelsat Holdings LLC, Intelsat LLC, Intelsat Global Sales & Marketing Ltd., Intelsat USA Sales Corp., Intelsat USA License Corp., Intelsat Global Service Corporation and Intelsat UK Financial Services Ltd., as subsidiary guarantors, and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.5 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.11	New Guarantee Agreement, dated as of February 4, 2008, among Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd. and Bank of America, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.6 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.12	Assignment and Assumption Agreement, dated as of February 4, 2008, between Intelsat (Bermuda), Ltd. and Intelsat Jackson Holdings, Ltd. (incorporated by reference to Exhibit 10.4 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.13	Monitoring Fee Agreement, dated as of February 4, 2008, among Intelsat (Bermuda), Ltd., BC Partners Limited and Silver Lake Management Company III, L.L.C. (incorporated by reference to Exhibit 10.21 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.14	Amendment to Monitoring Fee Agreement, dated April 10, 2008, among Intelsat (Bermuda), Ltd., BC Partners Limited and Silver Lake Management Company III, L.L.C. (incorporated by reference to Exhibit 10.61 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.15	Amended and Restated Lease Agreement, dated as of June 18, 2010 between the Government of the United States, as Lessor, and Intelsat Global Service Corporation, as Lessee (incorporated by reference to Exhibit 10.1 of Intelsat S.A.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on August 10, 2010).

10.16	Purchase Agreement, dated October 30, 2009, between Intelsat Subsidiary Holding Company, Ltd. and ProtoStar I Ltd (incorporated by reference to Exhibit 10.63 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.17	Employment Agreement, dated as of December 29, 2008 and effective as of February 4, 2008, by and among Intelsat Global, Ltd., Intelsat, Ltd. and David McGlade (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on January 5, 2009).

10.18	Amendment and Acknowledgement, dated May 6, 2009, between Intelsat, Ltd., Intelsat Global, Ltd. and David McGlade (incorporated by reference to Exhibit 10.24 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.19	Assignment and Modification Agreement effective December 21, 2009, to Employment Agreement dated December 29, 2008, among David McGlade, Intelsat Global, Ltd., Intelsat, Ltd. and Intelsat Management LLC (incorporated by reference to Exhibit 10.65 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.20	Employment Agreement, dated May 6, 2009 between Intelsat Global, Ltd., Intelsat, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.25 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.21	Assignment and Modification Agreement effective December 21, 2009, to Employment Agreement dated May 6, 2009, among Phillip Spector, Intelsat Global, Ltd., Intelsat, Ltd. and Intelsat Management LLC (incorporated by reference to Exhibit 10.66 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.22	Employment Agreement, dated May 6, 2009 between Intelsat Global, Ltd., Intelsat, Ltd. and Michael McDonnell (incorporated by reference to Exhibit 10.26 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.23	Assignment and Modification Agreement effective December 21, 2009, to Employment Agreement dated May 6, 2009, among Michael McDonnell, Intelsat Global, Ltd., Intelsat, Ltd. and Intelsat Management LLC (incorporated by reference to Exhibit 10.67 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.24	Severance Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Stephen Spengler (incorporated by reference to Exhibit 10.27 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.25	Severance Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Thierry Guillemin (incorporated by reference to Exhibit 10.28 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.26	Intelsat Global, Ltd. 2008 Share Incentive Plan (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.27	Class A Restricted Share Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and David McGlade (incorporated by reference to Exhibit 10.2 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.28	Amendment to Class A Restricted Share Agreement, dated December 7, 2009, between Intelsat Global, Ltd. and David McGlade (incorporated by reference to Exhibit 10.68 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.29	Class A Restricted Share Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.3 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.30	Amendment to Class A Restricted Share Agreement, dated December 7, 2009, between Intelsat Global, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.69 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.31	Class A Restricted Share Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Stephen Spengler (incorporated by reference to Exhibit 10.4 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.32	Class A Restricted Share Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Thierry Guillemin (incorporated by reference to Exhibit 10.5 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.33	Form of Management Class A Restricted Share Agreement, dated May 8, 2009 (incorporated by reference to Exhibit 10.22 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.34	Class B Restricted Share Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and David McGlade (incorporated by reference to Exhibit 10.6 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.35	Amendment to Class B Restricted Share Agreement, dated December 7, 2009, between Intelsat Global, Ltd. and David McGlade Branch (incorporated by reference to Exhibit 10.70 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.36	Class B Restricted Share Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.7 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.37	Amendment to Class B Restricted Share Agreement, dated December 7, 2009, between Intelsat Global, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.71 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.38	Class B Restricted Share Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and Michael McDonnell (incorporated by reference to Exhibit 10.8 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.39	Amendment to Class B Restricted Share Agreement, dated December 7, 2009, between Intelsat Global, Ltd. and Michael McDonnell (incorporated by reference to Exhibit 10.72 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.40	Class B Restricted Share Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Stephen Spengler (incorporated by reference to Exhibit 10.9 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.41	Class B Restricted Share Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Thierry Guillemin (incorporated by reference to Exhibit 10.10 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.42	Form of Management Class B Restricted Share Agreement, dated May 8, 2009 (incorporated by reference to Exhibit 10.20 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.43	Option Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and David McGlade (incorporated by reference to Exhibit 10.15 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.44	Option Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.16 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.45	Option Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and Michael McDonnell (incorporated by reference to Exhibit 10.17 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.46	Option Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Stephen Spengler (incorporated by reference to Exhibit 10.18 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.47	Option Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Thierry Guillemin (incorporated by reference to Exhibit 10.19 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.48	Form of Management Option Agreement, dated May 8, 2009 (incorporated by reference to Exhibit 10.21 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.49	Form of Share Option Agreement, dated May 8, 2009 (incorporated by reference to Exhibit 10.23 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.50	Form of Amendment to Option Agreement (incorporated by reference to Exhibit 10.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on August 26, 2010).

10.51	Management Shareholders Agreement of Intelsat Global, Ltd (incorporated by reference to Exhibit 10.11 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.52	Letter Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and David McGlade regarding the Management Shareholders Agreement (incorporated by reference to Exhibit 10.12 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.53	Letter Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and Phillip Spector regarding the Management Shareholders Agreement (incorporated by reference to Exhibit 10.13 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.54	Letter Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and Michael McDonnell regarding the Management Shareholders Agreement (incorporated by reference to Exhibit 10.14 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.55	Letter Amendment, dated December 7, 2009, between Intelsat Global, Ltd. and David McGlade regarding the Management Shareholder’s Agreement (incorporated by reference to Exhibit 10.73 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.56	Letter Amendment, dated December 7, 2009, between Intelsat Global, Ltd. and Phillip Spector regarding the Management Shareholder’s Agreement (incorporated by reference to Exhibit 10.74 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.57	Letter Amendment, dated December 7, 2009, between Intelsat Global, Ltd. and Michael McDonnell regarding the Management Shareholder’s Agreement (incorporated by reference to Exhibit 10.75 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.58	Amendment to Management Shareholders Agreement of Intelsat Global, Ltd., dated as of December 7, 2009 and effective as of December 15, 2009 (incorporated by reference to Exhibit 10.76 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.59	Acknowledgment Agreement, dated December 7, 2009, among certain shareholders of Intelsat Global, Ltd., regarding the Amendment to Management Shareholders Agreement of Intelsat Global, Ltd (incorporated by reference to Exhibit 10.77 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.60	Unallocated Bonus Plan (incorporated by reference to Exhibit 10.2 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on August 26, 2010).

10.61	Form of Letter Agreement between Intelsat Global S.A. and David McGlade, Phillip Spector and Michael McDonnell regarding Unallocated Bonus Plan (incorporated by reference to Exhibit 10.3 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on August 26, 2010).

10.62	Separation Agreement and Release of Claims, dated November 19, 2010, between Anita Beier and Intelsat Corporation. *

10.63	Promissory Note, dated November 19, 2010, issued by Intelsat Global S.A. to Anita Beier. *

21.1	List of subsidiaries. *

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

*	Filed herewith.