Form 10-Q
period 2011-03-31
INTELSAT S.A.
filed 2011-05-10
CIK 1156871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 6, 2011, 5,000,000 common shares, par value $1.00 per share, were outstanding.

INTRODUCTION

In this Quarterly Report, unless otherwise indicated or the context otherwise requires, (1) the terms “we,” “us,” “our”, “the Company” and “Intelsat” refer to Intelsat S.A. and its subsidiaries on a consolidated basis, (2) the terms “Serafina Holdings” and “Intelsat Global” refer to Intelsat Global S.A. (formerly known as Serafina Holdings Limited), (3) the terms “Serafina” and “Intelsat Global Subsidiary” refer to Intelsat Global Subsidiary S.A. (formerly known as Serafina Acquisition Limited), (4) the term “Intelsat Holdings” refers to our parent, Intelsat Holdings S.A., (5) the term “Intelsat Luxembourg” refers to Intelsat (Luxembourg) S.A., Intelsat S.A.’s direct wholly-owned subsidiary, (6) the term “Intelsat Jackson” refers to Intelsat Jackson Holdings S.A., Intelsat Luxembourg’s direct wholly-owned subsidiary, (7) the term “Intermediate Holdco” refers to Intelsat Intermediate Holding Company S.A., Intelsat Jackson’s direct wholly-owned subsidiary, (8) the term “Intelsat Sub Holdco” refers to Intelsat Subsidiary Holding Company S.A., Intermediate Holdco’s indirect wholly-owned subsidiary, (9) the term “Intelsat Corp” refers to Intelsat Corporation, Intelsat Sub Holdco’s indirect wholly-owned subsidiary and (10) the term “Intelsat General” refers to Intelsat General Corporation, our government business subsidiary.

In this Quarterly Report, unless the context otherwise requires, all references to transponder capacity or demand refer to transponder capacity or demand in the C-band and Ku-band frequencies only.

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

The forward-looking statements made in this Quarterly Report reflect our intentions, plans, expectations, assumptions and beliefs about future events. These forward-looking statements speak only as of the date of this Quarterly Report and are not guarantees of future performance or results and are subject to risks, uncertainties and other factors, many of which are outside of our control. These factors could cause actual results or developments to differ materially from the expectations expressed or implied in the forward-looking statements and include known and unknown risks. Known risks include, among others, the risks discussed in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010, the political, economic and legal conditions in the markets we are targeting for communications services or in which we operate and other risks and uncertainties inherent in the telecommunications business in general and the satellite communications business in particular.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTELSAT S.A.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31, 2010	As of March 31, 2011
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$692,930	$272,050
Receivables, net of allowance of $21,748 in 2010 and $20,827 in 2011	250,351	291,425
Deferred income taxes	24,090	23,355
Prepaid expenses and other current assets	31,817	48,200

Total current assets	999,188	635,030
Satellites and other property and equipment, net	5,997,283	6,009,867
Goodwill	6,780,827	6,780,827
Non-amortizable intangible assets	2,458,100	2,458,100
Amortizable intangible assets, net	848,318	821,955
Other assets	508,651	530,176

Total assets	$17,592,367	$17,235,955

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$140,984	$155,433
Taxes payable	2,342	—
Employee related liabilities	35,217	24,533
Accrued interest payable	403,446	291,657
Current portion of long-term debt	94,723	24,375
Deferred satellite performance incentives	16,693	17,368
Deferred revenue	79,845	66,585
Other current liabilities	67,584	70,625

Total current liabilities	840,834	650,576
Long-term debt, net of current portion	15,821,902	15,716,424
Deferred satellite performance incentives, net of current portion	132,884	129,066
Deferred revenue, net of current portion	407,103	604,472
Deferred income taxes	484,076	351,387
Accrued retirement benefits	257,455	254,212
Other long-term liabilities	326,531	418,979
Redeemable noncontrolling interest	18,621	16,440
Commitments and contingencies (Note 11)
Shareholder’s deficit:
Ordinary shares, $1.00 par value, 100,000,000 shares authorized and 5,000,000 shares issued and outstanding at December 31, 2010 and March 31, 2011	5,000	5,000
Paid-in capital	1,548,380	1,554,262
Accumulated deficit	(2,175,814)	(2,391,412)
Accumulated other comprehensive loss	(76,507)	(75,275)

Total Intelsat S.A. shareholder’s deficit	(698,941)	(907,425)
Noncontrolling interest	1,902	1,824

Total liabilities and shareholder’s deficit	$17,592,367	$17,235,955

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011
Revenue	$621,140	$640,188
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	97,357	105,023
Selling, general and administrative	45,119	51,599
Depreciation and amortization	196,807	195,002
Impairment of asset value	6,538	—
(Gains) losses on derivative financial instruments	29,867	(1,714)

Total operating expenses	375,688	349,910

Income from operations	245,452	290,278
Interest expense, net	339,824	348,790
Loss on early extinguishment of debt	—	(168,229)
Other income, net	2,773	3,997

Loss before income taxes	(91,599)	(222,744)
Provision for (benefit from) income taxes	11,829	(6,986)

Net loss	(103,428)	(215,758)
Net loss attributable to noncontrolling interest	810	160

Net loss attributable to Intelsat S.A.	$(102,618)	$(215,598)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011
Cash flows from operating activities:
Net loss	$(103,428)	$(215,758)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	196,807	195,002
Impairment of asset value	6,538	—
Provision for doubtful accounts	2,200	(425)
Foreign currency transaction loss (gain)	213	(1,901)
Loss on disposal of assets	13	3
Share-based compensation expense	(5,981)	2,224
Deferred income taxes	(106)	(4,858)
Amortization of discount, premium, issuance costs and other non-cash items	25,447	23,436
Interest paid-in-kind	71,986	20,675
Loss on early extinguishment of debt	—	168,229
Share in gain of unconsolidated affiliates	(124)	(120)
Gain on sale of investment	(1,261)	—
(Gains) losses on derivative financial instruments	4,355	(12,616)
Other non-cash items	866	1,704
Changes in operating assets and liabilities:
Receivables	(6,069)	(39,849)
Prepaid expenses and other assets	(78,442)	(49,064)
Accounts payable and accrued liabilities	(70,321)	(49,515)
Deferred revenue	43,232	182,611
Accrued retirement benefits	(847)	(3,243)
Other long-term liabilities	(630)	(10,237)

Net cash provided by operating activities	84,448	206,298

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(190,526)	(175,811)
Proceeds from sale of investment	28,594	—
Capital contributions to unconsolidated affiliates	(6,105)	(6,105)
Other investing activities	4,896	2,261

Net cash used in investing activities	(163,141)	(179,655)

Cash flows from financing activities:
Repayments of long-term debt	(28,125)	(3,583,341)
Proceeds from issuance of long-term debt	13,774	3,268,923
Debt issuance costs	—	(39,787)
Payment of premium on early retirement of debt	—	(93,634)
Noncontrolling interest in New Dawn	610	1,558
Principal payments on deferred satellite performance incentives	(4,315)	(3,143)
Principal payments on capital lease obligations	(98)	—

Net cash used in financing activities	(18,154)	(449,424)

Effect of exchange rate changes on cash and cash equivalents	(213)	1,901

Net change in cash and cash equivalents	(97,060)	(420,880)

Cash and cash equivalents, beginning of period	477,571	692,930

Cash and cash equivalents, end of period	$380,511	$272,050

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$280,826	$358,082
Income taxes paid, net of refunds	6,382	7,417
Supplemental disclosure of non-cash investing activities:
Accrued capital expenditures	$66,335	$73,169

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2011

Note 1    General

Basis of Presentation

The accompanying condensed consolidated financial statements of Intelsat S.A. and its subsidiaries (“Intelsat,” “we,” “us” or “our”) have not been audited, but are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. References to U.S. GAAP issued by the Financial Accounting Standards Board (“FASB”) in these footnotes are to the FASB Accounting Standards Codification (“ASC” or the “Codification”). The unaudited condensed consolidated financial statements include all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of these financial statements. The results of operations for the periods presented are not necessarily indicative of operating results for the full year. The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 on file with the Securities and Exchange Commission.

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

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). Certain provisions of ASU 2010-06 are effective for fiscal years beginning after December 15, 2010 and we adopted these provisions in the first quarter of 2011. These provisions of ASU 2010-06 amended FASB ASC Topic 820, Fair Value Measurements and Disclosures (“FASB ASC 820”), by requiring us to present as separate line items all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation for fair value measurements, whereas previously these were presented in aggregate as one line item. Although this may change the appearance of our reconciliation, this did not have a material impact on our financial statements or disclosures.

Note 2    Fair Value Measurements

FASB ASC 820 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and provides for certain required disclosures about fair value measurements. The guidance is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2011

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

The following tables present assets and liabilities measured and recorded at fair value in our condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy (in thousands), excluding long-term debt (see Note 8—Long-Term Debt):

		Fair Value Measurements at December 31, 2010
Description	As of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities (1)	$5,949	$5,949	$—	$—

Total assets	$5,949	$5,949	$—	$—

Liabilities
Undesignated interest rate swaps	$147,815	$—	$147,815	$—
Embedded derivative	4,295	—	—	4,295
Redeemable noncontrolling interest (2)	18,621	—	—	18,621

Total liabilities	$170,731	$—	$147,815	$22,916

		Fair Value Measurements at March 31, 2011
Description	As of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities (1)	$6,071	$6,071	$—	$—

Total assets	$6,071	$6,071	$—	$—

Liabilities
Undesignated interest rate swaps	$131,399	$—	$131,399	$—
Redeemable noncontrolling interest (2)	16,440	—	—	16,440

Total liabilities	$147,839	$—	$131,399	$16,440

(1)	The cost basis of our available-for-sale marketable securities was $6.3 million at December 31, 2010 and $6.2 million at March 31, 2011. We sold marketable securities with a cost basis of $0.1 million during the three months ended March 31, 2011 and recorded a gain on the sale of $0.02 million which was included within other income, net in our condensed consolidated statement of operations.

(2)	Redeemable noncontrolling interest is classified as mezzanine equity in the accompanying condensed consolidated balance sheets.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2011

The following tables present the activity for those items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC 820 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Redeemable Noncontrolling Interest (1)	Embedded Derivative	Total
Balance at December 31, 2009	$8,884	$14,600	$23,484
Contributions	1,128	—	1,128
Mark to market valuation adjustment	10,908	(10,305)	603
Net loss attributable to noncontrolling interest	(2,299)	—	(2,299)

Balance at December 31, 2010	$18,621	$4,295	$22,916

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Redeemable Noncontrolling Interest (1)	Embedded Derivative	Total
Balance at December 31, 2010	$18,621	$4,295	$22,916
Contributions	1,558	—	1,558
Mark to market valuation adjustment	(3,657)	(4,295)	(7,952)
Net loss attributable to noncontrolling interest	(82)	—	(82)

Balance at March 31, 2011	$16,440	$—	$16,440

(1)	In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity (“FASB ASC 480”), regarding the classification and measurement of redeemable securities, we mark to market the fair value of the noncontrolling interest in our joint venture investment in New Dawn Satellite Company Ltd. (“New Dawn”).

Note 3    Share-Based and Other Compensation Plans

On May 6, 2009, the board of directors of Intelsat Global adopted the amended and restated Intelsat Global, Ltd. 2008 Share Incentive Plan (the “2008 Share Plan”). The 2008 Share Plan provides for a variety of equity-based awards with respect to Class A common shares and Class B common shares of Intelsat Global (the “Class B Shares”), including non-qualified share options, incentive share options (within the meaning of Section 422 of the United States Internal Revenue Code), restricted share awards, restricted share unit awards, share appreciation rights, phantom share awards and performance-based awards.

Due to the expiration of certain repurchase features that are contained within the 2008 Share Plan, we have changed the classification of certain executive officers’ awards from liability classified awards to equity classified awards during the first quarter of 2011. The change has been accounted for in a manner similar to that of a modification in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, and did not have a material impact on our condensed consolidated balance sheet.

During the three months ended March 31, 2011, Intelsat Global granted 4,200 Class A share options, and repurchased 3,825 vested Class A rollover options and 2,653 vested Class B Shares. We recorded compensation expense of $2.2 million during the three months ended March 31, 2011, and a credit to compensation expense of $6.0 million during the three months ended March 31, 2010, related to our share-based awards.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2011

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

The defined benefit retirement plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. We expect that our future contributions to the defined benefit retirement plan will be based on the minimum funding requirements of the Internal Revenue Code and on the plan’s funded status. Any significant decline in the fair value of our defined benefit retirement plan assets or other adverse changes to the significant assumptions used to determine the plan’s funded status would negatively impact its funded status and could result in increased funding in future periods. The impact on the funded status as of October 1, the plan’s annual measurement date, is determined based upon market conditions in effect when we completed our annual valuation. During the three months ended March 31, 2011, we made a contribution to the defined benefit retirement plan of $4.6 million. We anticipate that we will make additional contributions of approximately $21.7 million to the defined benefit retirement plan during the remainder of 2011. We fund the postretirement medical benefits throughout the year based on benefits paid. We anticipate that our contributions to fund postretirement medical benefits in 2011 will be approximately $4.2 million.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Healthcare Reform Act”), was signed into law in March 2010. The Healthcare Reform Act codifies health care reforms with staggered effective dates from 2010 to 2018 with many provisions in the Healthcare Reform Act requiring the issuance of additional guidance from various governmental agencies. We assessed the future impact of several of the Healthcare Reform Act’s provisions on our other postretirement benefit liability and determined that as of March 31, 2011, the impact to our condensed consolidated balance sheets and condensed consolidated statements of operations would be immaterial. Given the complexity of the Healthcare Reform Act, the extended time period over which the reforms will be implemented, and the unknown impact of future regulatory guidance, further financial impact to our other postretirement benefit liability and related future expense may occur.

Included in accumulated other comprehensive loss at March 31, 2011 is $117.9 million ($74.7 million, net of tax) that has not yet been recognized in net periodic pension cost, which includes the amortization of unrecognized prior service credits and unrecognized actuarial losses.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2011

Net periodic pension benefit costs included the following components (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011
Service cost	$726	$775
Interest cost	5,221	5,015
Expected return on plan assets	(4,855)	(4,932)
Amortization of unrecognized prior service credit	(43)	(43)
Amortization of unrecognized net loss	910	1,715

Net periodic costs	$1,959	$2,530

Net periodic other postretirement benefit costs included the following components (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011
Service cost	$138	$113
Interest cost	1,232	1,267

Total costs	$1,370	$1,380

(b) Other Retirement Plans

We maintain two defined contribution retirement plans, qualified under the provisions of Section 401(k) of the Internal Revenue Code, for our employees in the United States. We recognized compensation expense for these plans of $1.8 million during each of the three months ended March 31, 2010 and 2011. We also maintain other defined contribution retirement plans in several non-U.S. jurisdictions, but such plans are not material to our financial position or results of operations.

Note 5    Satellites and Other Property and Equipment

(a) Satellites and Other Property and Equipment, net

Satellites and other property and equipment, net were comprised of the following (in thousands):

	As of December 31, 2010	As of March 31, 2011
Satellites and launch vehicles	$7,145,919	$7,279,979
Information systems and ground segment	429,888	437,230
Buildings and other	282,633	283,721

Total cost	7,858,440	8,000,930
Less: accumulated depreciation	(1,861,157)	(1,991,063)

Total	$5,997,283	$6,009,867

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2011

Satellites and other property and equipment are stated at cost, with the exception of satellites that have been impaired. Satellites and other property and equipment acquired as part of an acquisition are based on their fair value at the date of acquisition.

Satellites and other property and equipment, net as of December 31, 2010 and March 31, 2011 included construction-in-progress of $1.6 billion and $1.4 billion, respectively. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $23.3 million and $30.6 million were capitalized during the three months ended March 31, 2010 and 2011, respectively.

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

(b) Impairment of Asset Value

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

(c) Satellite Launch

On April 22, 2011, the Intelsat New Dawn satellite was launched into orbit. On May 3, 2011, we reported a delay in deploying the west antenna reflector, which controls communications in the C-band frequency. We and the satellite manufacturer are investigating this issue and assessing possible corrective actions. Deployment of the east Ku-band antenna reflector and other in-orbit testing procedures have been delayed pending resolution of the current situation. The satellite’s solar arrays were successfully deployed and the satellite has power and otherwise satisfactory performance. Since we are in the early stages of the investigation, the potential financial impact, if any, cannot be determined at this time.

Note 6    Investments

We have ownership interests in a number of entities which met the criteria of a Variable Interest Entity (“VIE”), including Horizons-1, Horizons-2 and WP Com, as defined below. We have a greater than 50% controlling ownership and voting interest in New Dawn and therefore consolidate the New Dawn joint venture. Horizons-1 and Horizons-2, as well as WP Com, are discussed in further detail below, including our analyses of the primary beneficiary determination as required under FASB ASC Topic 810, Consolidation (“FASB ASC 810”).

(a) WildBlue Communications, Inc.

Prior to December 15, 2009, we had a noncontrolling ownership interest of approximately 28% in WildBlue, a company offering broadband Internet access services in the continental United States via Ka-band satellite capacity. We accounted for our investment using the equity method of accounting. On December 15, 2009, we sold our ownership interest in WildBlue to Viasat Inc. through a non-cash transaction whereby we

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2011

exchanged our interest in WildBlue for shares of Viasat Inc. common stock. During the first quarter of 2010, we sold all of our shares of Viasat Inc. common stock for $28.6 million, and recorded a $1.3 million gain on the sale within our condensed consolidated statement of operations during the three months ended March 31, 2010.

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

Under FASB ASC 810, we are required to reassess the primary beneficiary determination of Horizons Holdings on a recurring basis, as well as consider more qualitative factors when considering the primary beneficiary. Upon inception of the joint venture, we originally concluded that we were not the primary beneficiary of the joint venture and therefore did not consolidate Horizons Holdings. The assessment considered both quantitative and qualitative factors surrounding the joint venture, including which entity was more exposed to risk of loss or gain as well as other factors such as whether one partner of the joint venture had more voting power or other control of the joint venture. Horizons Holdings is set up with a joint 50/50 share of management authority as well as an equal share of the profits and revenues from Horizons-1 and Horizons-2. Therefore the equal share of quantitative and qualitative rights from the joint venture alone was not persuasive in defining a primary beneficiary. However, JSAT guarantees the payment of the debt at Horizons Holdings which was incurred to finance the construction of the Horizons-2 satellite. As a result, it was determined that we were not the primary beneficiary and would not consolidate Horizons Holdings. Rather, our investment is accounted for using the equity method of accounting. Subsequent to inception, there have been no events or revisions to the joint venture which would change our primary beneficiary determination. As of March 31, 2011, we continue to believe that we are not the primary beneficiary of the VIE and therefore we have not consolidated Horizons Holdings.

Horizons-1 owns and operates the Ku-band portion of the Horizons-1 satellite in the fixed satellite services sector, offering service to customers in the Asia-Pacific region. Through our investment in Horizons Holdings, we have an indirect 50% ownership interest in Horizons-1, an investment which is accounted for under the equity method of accounting. Our share of the results of Horizons-1 is included in other income, net in the accompanying condensed consolidated statements of operations and was income of $0.04 million during each of the three months ended March 31, 2010 and 2011. The investment balance of $9.8 million and $9.0 million as of December 31, 2010 and March 31, 2011, respectively, was included within other assets in the accompanying condensed consolidated balance sheets.

During each of the three months ended March 31, 2010 and 2011, we recorded expenses of $0.9 million in relation to the utilization of Ku-band satellite capacity from Horizons-1. Additionally, we provide tracking, telemetry and control (“TT&C”) and administrative services for the Horizons-1 satellite. We recorded revenue for these services of $0.2 million during each of the three months ended March 31, 2010 and 2011.

We also have a revenue share agreement with JSAT related to services sold on the Horizons-1 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. The payable due to JSAT was $1.9 million and $2.2 million as of December 31, 2010 and March 31, 2011, respectively.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2011

On August 1, 2005, Intelsat Corporation (“Intelsat Corp”) formed a second satellite joint investment with JSAT to build and launch a Ku-band satellite, Horizons–2. The Horizons-2 satellite was launched in December 2007 and placed into service in February 2008. Similar to the Horizons-1 joint venture, we share an indirect 50/50 ownership and voting interest in Horizons-2 with JSAT through our investment in Horizons Holdings. However, unlike Horizons-1, JSAT guarantees the payment of debt for the Horizons-2 joint venture.

The total future joint investment obligation in Horizons-2 is estimated to be $87.7 million as of March 31, 2011, of which each of the joint venture partners is required to fund their 50% share. Our share of the results of Horizons-2 is included in other income, net in the accompanying condensed consolidated statements of operations and was income of $0.08 million during each of the three months ended March 31, 2010 and 2011. As of December 31, 2010 and March 31, 2011, the investment balance of $71.0 million and $69.6 million, respectively, was included within other assets in the accompanying condensed consolidated balance sheets.

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $6.1 million during each of the three months ended March 31, 2010 and 2011. We have entered into a security and pledge agreement with a third-party lender and, pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee. We recorded a liability of $12.2 million within accrued liabilities as of December 31, 2010 and March 31, 2011, and a liability of $36.6 million and $30.5 million within other long-term liabilities as of December 31, 2010 and March 31, 2011, respectively, in the accompanying condensed consolidated balance sheets.

We provide TT&C and administrative services for the Horizons-2 satellite. We recorded revenue for these services of $0.2 million during each of the three months ended March 31, 2010 and 2011. During the three months ended March 31, 2010 and 2011, we recorded expenses of $1.7 million and $1.6 million, respectively, in relation to the utilization of satellite capacity for the Horizons-2 satellite.

We also have a revenue share agreement with JSAT related to services sold on the Horizons-2 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. The amount payable to JSAT was $1.5 million and $1.4 million as of December 31, 2010 and March 31, 2011, respectively.

(c) New Dawn

In June 2008, we entered into a project and shareholders’ agreement (the “New Dawn Project Agreement”) with Convergence SPV, Ltd. (“Convergence Partners”) pursuant to which New Dawn, a Mauritius company in which we have a 74.9% indirect ownership interest and Convergence Partners has a 25.1% noncontrolling ownership interest, launched a new satellite in April 2011 to provide satellite transponder services to customers in Africa (see Note 5(c)—Satellite Launch).

New Dawn entered into a secured loan financing arrangement, which is non-recourse to New Dawn’s shareholders, including us and our wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions, on December 5, 2008 to obtain $215.0 million of financing to fund a portion of the cost of construction and launch of the new satellite (see Note 8—Long-Term Debt). In addition, we and Convergence Partners have agreed to make certain capital contributions to New Dawn in proportion to our respective

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2011

ownership interests in New Dawn to fund a portion of these costs. Total equity contributions during the three months ended March 31, 2010 and 2011 were $2.4 million and $6.2 million, respectively, of which $1.8 million and $4.6 million were attributable to us with the remaining $0.6 million and $1.6 million contributed by Convergence Partners. New Dawn and its subsidiaries are unrestricted subsidiaries for purposes of applicable indentures and credit agreements of ours and our wholly-owned subsidiaries.

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

Convergence Partners has at its option the ability to require us to buy its ownership interest at fair value subsequent to the operations of New Dawn’s assets for a period as defined in the New Dawn Project Agreement. As a result of this option, as of each balance sheet date, we have reflected within mezzanine equity the estimated amount that we would pay to Convergence Partners as if the option was exercised. This amount reflects the fair value analysis we performed at March 31, 2011, which resulted in a $3.7 million decrease in the fair value. The $3.7 million change in fair value is shown as an increase in our paid-in capital at March 31, 2011. We have assessed the significance of the Level 3 inputs to the overall valuation and have concluded that the valuation in its entirety is classified in Level 3 of the fair value hierarchy (see Note 2—Fair Value Measurements).

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

(d) WP Com

We have formed a joint venture with Corporativo W. Com S. de R.L. de C.V. (“Corporativo”) named WP Com, S. de R.L. de C.V. (“WP Com”). We own 49% of the voting equity shares and 88% of the economic interest in WP Com and Corporativo owns the remaining 51% of the voting equity shares. PanAmSat de Mexico, S. de R.L. de C.V. (“PAS de Mexico”) is a subsidiary of WP Com, 99.9% of which is owned by WP Com, with the remainder of the equity interest split between us and Corporativo. We formed WP Com to enable us to operate in Mexico, and PAS de Mexico acts as a reseller of our satellite services to customers in Mexico. In the first quarter of 2011, PAS de Mexico was also authorized to provide satellite services to customers in Ecuador. Profits and losses of WP Com are allocated to the joint venture partners based upon the voting equity shares.

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

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2011

Note 7    Goodwill and Other Intangible Assets

The carrying amounts of goodwill and acquired intangible assets not subject to amortization consist of the following (in thousands):

	As of December 31, 2010	As of March 31, 2011
Goodwill	$6,780,827	$6,780,827
Trade name	70,400	70,400
Orbital locations	2,387,700	2,387,700

We determined the estimated fair value of our rights to operate at orbital locations using the build up method, as described below, to determine the cash flows for the income approach, with the resulting projected cash flows discounted at an appropriate weighted average cost of capital. In instances where the build up method did not generate positive value for the right to operate at an orbital location, but the right was expected to generate revenue, we assigned a value based upon independent source data for recent transactions related to similar orbital locations, which are considered Level 3 inputs within the fair value hierarchy under FASB ASC 820.

Under the build up method, the amount an investor would be willing to pay for the right to operate a satellite business at an orbital location is calculated by first estimating the cash flows that typical market participants would assume could be available from the right to operate satellites using the subject location in a similar market. It is assumed that rather than acquiring such a business as a going concern, the buyer would hypothetically start with the right to operate at the orbital locations and build a new operation with similar attributes from scratch. Thus the buyer or builder is considered to incur the start-up costs and losses typically associated with the going concern value and pay for all other tangible and intangible assets.

We account for goodwill and other non-amortizable intangible assets in accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other, and have deemed these assets to have indefinite lives. Therefore, these assets are not amortized but are tested on an annual basis for impairment during the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consist of the following (in thousands):

	As of December 31, 2010			As of March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$743,760	$(376,455)	$367,305	$743,760	$(396,493)	$347,267
Customer relationships	534,030	(53,017)	481,013	534,030	(59,342)	474,688
Technology	2,700	(2,700)	—	2,700	(2,700)	—

Total	$1,280,490	$(432,172)	$848,318	$1,280,490	$(458,535)	$821,955

Intangible assets are amortized based on the expected pattern of consumption. We recorded amortization expense of $32.6 million and $26.4 million for the three months ended March 31, 2010 and 2011, respectively.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2011

Note 8    Long-Term Debt

The carrying values and fair values of our notes payable and long-term debt were as follows (in thousands):

	As of December 31, 2010		As of March 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Intelsat S.A.:
6.5% Senior Notes due November 2013	$353,550	$368,152	$353,550	$375,223
Unamortized discount on 6.5% Senior Notes	(73,687)	—	(68,468)	—
7.625% Senior Notes due April 2012	485,841	510,133	—	—
Unamortized discount on 7.625% Senior Notes	(43,757)	—	—	—

Total Intelsat S.A. obligations	721,947	878,285	285,082	375,223

Intelsat Luxembourg:
11.25% Senior Notes due February 2017	2,805,000	3,064,463	2,805,000	3,064,463
11.5% / 12.5% Senior PIK Election Notes due February 2017	2,427,138	2,675,919	2,502,986	2,747,027

Total Intelsat Luxembourg obligations	5,232,138	5,740,382	5,307,986	5,811,490

Intelsat Jackson:
11.25% Senior Notes due June 2016	1,048,220	1,129,457	1,048,220	1,118,975
Unamortized premium on 11.25% Senior Notes	4,990	—	4,821	—
11.5% Senior Notes due June 2016	284,595	305,940	284,595	306,651
9.5% Senior Notes due June 2016	701,913	740,518	701,913	742,273
9.25% Senior Notes due June 2016	55,035	59,509	55,035	58,133
Senior Secured Credit Facilities due April 2018	—	—	3,250,000	3,268,200
Unamortized discount on Senior Secured Credit Facilities	—	—	(15,834)	—
Senior Unsecured Credit Facilities due February 2014	195,152	185,161	195,152	191,132
New Senior Unsecured Credit Facilities due February 2014	810,876	769,359	810,876	794,172
8.5% Senior Notes due November 2019	500,000	543,750	500,000	538,750
Unamortized discount on 8.5% Senior Notes	(3,845)	—	(3,772)	—
7.25% Senior Notes due October 2020	1,000,000	1,010,000	1,000,000	1,001,300

Total Intelsat Jackson obligations	4,596,936	4,743,694	7,831,006	8,019,586

Intermediate Holdco:
9.25% Senior Discount Notes due February 2015	4,545	4,681	4,545	4,699
9.5% Senior Discount Notes due February 2015	481,020	495,451	481,020	497,278

Total Intermediate Holdco obligations	485,565	500,132	485,565	501,977

Intelsat Sub Holdco:
8.5% Senior Notes due January 2013	850,346	852,472	625,346	626,909
8.875% Senior Notes due January 2015	681,012	699,740	681,012	703,145
Senior Secured Credit Facilities due July 2013	330,960	328,478	—	—
8.875% Senior Notes due January 2015, Series B	400,000	411,000	400,000	413,000
Unamortized discount on 8.875% Senior Notes	(63,050)	—	(60,123)	—

Total Intelsat Sub Holdco obligations	2,199,268	2,291,690	1,646,235	1,743,054

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2011

	As of December 31, 2010		As of March 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
New Dawn:
Senior Secured Debt Facility	84,773	84,773	106,220	106,220
Mezzanine Facility Term Loan	62,819	62,819	78,705	78,705

New Dawn obligations	147,592	147,592	184,925	184,925

Intelsat Corp:
Senior Secured Credit Facilities due January 2014	1,715,522	1,709,517	—	—
Unamortized discount on Senior Secured Credit Facilities	(8,361)	—	—	—
Senior Secured Credit Facilities due July 2012	133,466	132,305	—	—
9.25% Senior Notes due August 2014	111,833	115,333	—	—
9.25% Senior Notes due June 2016	580,719	627,177	—	—

Total Intelsat Corp obligations	2,533,179	2,584,332	—	—

Total Intelsat S.A. consolidated long-term debt	15,916,625	$16,886,107	15,740,799	$16,636,255

Less:
Current portion of long-term debt	94,723		24,375

Total current portion	94,723		24,375

Total consolidated long-term debt, excluding current portion	$15,821,902		$15,716,424

The fair value for publicly traded instruments is determined using quoted market prices, and for non-publicly traded instruments, fair value is based upon composite pricing from a variety of sources, including market leading data providers, market makers, and leading brokerage firms. Substantially all of the inputs used to determine the fair value are classified as Level 1 inputs within the fair value hierarchy from FASB ASC 820, except our senior secured credit facilities, the inputs for which are classified as Level 2. The fair values of the New Dawn obligations approximate their respective book values.

Senior Secured Credit Facilities

On January 12, 2011, Intelsat Jackson Holdings S.A. (“Intelsat Jackson”), a wholly-owned subsidiary of Intelsat S.A., entered into a secured credit agreement (the “Intelsat Jackson Secured Credit Agreement”) which includes a $3.25 billion term loan facility maturing in April 2018 and a $500.0 million revolving credit facility with a five year maturity, and borrowed the full $3.25 billion under the term loan facility. The term loan facility requires regularly scheduled quarterly payments of principal equal to 0.25% of the original principal amount of the term loan beginning six months after January 12, 2011, with the remaining unpaid amount due and payable at maturity on April 2, 2018. Up to $350.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $70.0 million of the revolving credit facility is available for swingline loans. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. The revolving credit facility is available for five years on a revolving basis. Intelsat Jackson is required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, at a rate per annum of 0.375%. As of March 31, 2011, Intelsat Jackson had $462.2 million (net of standby letters of credit) of availability remaining under its revolving credit facility.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2011

New Dawn Credit Facilities

On December 5, 2008, New Dawn entered into a $215.0 million secured financing arrangement that consists of senior and mezzanine term loan facilities. The credit facilities are non-recourse to New Dawn’s shareholders, including us and our wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions. During the three months ended March 31, 2011, New Dawn drew $35.2 million under this facility, primarily to fund the purchase of launch insurance for the launch of Intelsat New Dawn in the second quarter of 2011, and insurance on the satellite for five years in-orbit. The senior facility provides for a commitment of up to $125.0 million. The interest rate on term loans under the senior facility is the aggregate of the London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin between 3.0% and 4.0% and certain costs, if incurred. The mezzanine facility provides for a commitment of up to $90.0 million. The interest rate on term loans under the mezzanine facility is the aggregate of LIBOR plus an applicable margin between 5.3% and 6.3% and certain costs, if incurred. New Dawn is required to pay a commitment fee at a rate per annum of 1/2% on any unused commitments under the credit facilities. During the three months ended March 31, 2011, New Dawn paid $9.5 million for satellite related capital expenditures, and had aggregate outstanding borrowings of $184.9 million under its credit facilities as of March 31, 2011.

2011 Reorganization and 2011 Secured Loan Refinancing

On January 12, 2011, certain of our subsidiaries completed a series of internal transactions and related steps that reorganized the ownership of our assets among our subsidiaries and effectively combined the legacy businesses of Intelsat Subsidiary Holding Company S.A. (“Intelsat Sub Holdco”) and Intelsat Corp in order to simplify our operations and enhance our ability to transact business in an efficient manner (the “2011 Reorganization”). Also on January 12, 2011, Intelsat Jackson entered into the Intelsat Jackson Secured Credit Agreement as discussed above, and borrowed $3.25 billion under a term loan facility. Part of the net proceeds of the term loan, amounting to $2.4 billion, were contributed or loaned to Intelsat Corp, which used such funds to repay its existing indebtedness under Intelsat Corp’s senior secured facilities and to redeem Intelsat Corp’s 9  1/4% Senior Notes due 2016. Separately, Intelsat Corp also redeemed all of its 9  1/4% Senior Notes due 2014 and its 6  7/8% Senior Secured Debentures due 2028. In addition, Intelsat Jackson contributed approximately $330.2 million of the net proceeds of the new term loan to Intelsat Sub Holdco to repay all existing indebtedness under Intelsat Sub Holdco’s senior secured credit facilities. The entry into the Intelsat Jackson Secured Credit Agreement, the repayment of the existing indebtedness of Intelsat Corp and the repayment of all the secured existing indebtedness of Intelsat Sub Holdco are referred to collectively as the “2011 Secured Loan Refinancing”. In connection with the 2011 Secured Loan Refinancing, certain of our interest rate swaps were assigned by Intelsat Sub Holdco and Intelsat Corp to Intelsat Jackson, and are now secured by a first priority security interest in the collateral that also secures obligations under the Intelsat Jackson Secured Credit Agreement. Additionally, in connection with the 2011 Secured Loan Refinancing, we recognized a loss on early extinguishment of debt of $87.9 million during the three months ended March 31, 2011, which consists of the difference between the carrying value of the Intelsat Corp and Intelsat Sub Holdco debt repaid and the total cash amount paid (including related fees), and a write-off of unamortized debt discounts and debt issuance costs.

2011 Notes Redemptions

On March 18, 2011, Intelsat S.A. redeemed all of the $485.8 million aggregate principal amount outstanding of its 7  5/8% Senior Notes due 2012. Additionally, on March 18, 2011, Intelsat Sub Holdco redeemed $225.0 million aggregate principal amount outstanding of its 8  1/2% Senior Notes due 2013 (the “2013 Sub Holdco Notes”). In connection with these redemptions, we recognized a loss on early extinguishment of $80.3 million

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2011

during the three months ended March 31, 2011, which consists of the difference between the carrying value of the Intelsat S.A. and Intelsat Sub Holdco debt repaid and the total cash paid (including related fees), and a write-off of unamortized debt discounts and debt issuance costs. On April 8, 2011, Intelsat Intermediate Holding Company S.A. (“Intermediate Holdco”) redeemed all of the $4.5 million aggregate principal amount outstanding of its 9  1/4% Senior Discount Notes due 2015.

2011 Intelsat Jackson Notes Offering, Tender Offers and Additional Redemptions

On April 5, 2011, Intelsat Jackson completed an offering of $2.65 billion aggregate principal amount of senior notes (the “2011 Intelsat Jackson Notes Offering”), consisting of $1.5 billion aggregate principal amount of 7  1/4% Senior Notes due 2019 and $1.15 billion aggregate principal amount of 7  1/2% Senior Notes due 2021 (collectively, the “New Jackson Notes”). The net proceeds from the sale of the New Jackson Notes were primarily used to repurchase all of the following notes in tender offers launched on March 21, 2011 and completed on April 15, 2011, and to subsequently redeem the remaining outstanding amounts of such notes on May 5, 2011:

•	$481.0 million aggregate principal amount outstanding of the Intermediate Holdco 9 1/2% Senior Discount Notes due 2015;

•	$625.3 million aggregate principal amount outstanding of the 2013 Sub Holdco Notes, after giving effect to the March 2011 partial redemption of the 2013 Sub Holdco Notes, as discussed above;

•	$681.0 million aggregate principal amount outstanding of the Intelsat Sub Holdco 8 7/8% Senior Notes due 2015;

•	$400.0 million aggregate principal amount outstanding of the Intelsat Sub Holdco 8 7/8% Senior Notes due 2015, Series B (the “2015 Intelsat Sub Holdco Notes, Series B”);

•	$55.0 million aggregate principal amount outstanding of the Intelsat Jackson 9 1/4% Senior Notes due 2016; and

•	$284.6 million aggregate principal amount outstanding of the Intelsat Jackson 11 1/2% Senior Notes due 2016.

As a result, all of the above series of notes were paid off in full and no third party debt remained outstanding at Intermediate Holdco and Intelsat Sub Holdco as of May 5, 2011. Additionally, in connection with the above transactions, we will recognize a loss on early extinguishment of debt of $158.0 million during the three months ending June 30, 2011, which consists of the difference between the carrying value of the debt repaid or redeemed and the total cash amount paid (including related fees), and a write-off of unamortized debt discounts and debt issuance costs.

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

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2011

impact of interest rate movements on future interest expense by converting substantially all of our floating-rate debt to a fixed rate.

In connection with the 2011 Secured Loan Refinancing, certain of our interest rate swaps were assigned by Intelsat Sub Holdco and Intelsat Corp to Intelsat Jackson, and are now secured by a first priority security interest in the collateral that also secures obligations under the Intelsat Jackson Secured Credit Agreement (see Note 8 – Long-Term Debt).

As of March 31, 2011 we held interest rate swaps with an aggregate notional amount of $2.3 billion which mature in 2013. These swaps were entered into as further described below to economically hedge the variability in cash flow on a portion of the floating-rate term loan under our senior secured and unsecured credit facilities, but have not been designated as hedges for accounting purposes. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest.

Additionally, as of March 31, 2011, New Dawn had two floating to fixed interest rate swaps to hedge future interest payments on loans under New Dawn’s senior and mezzanine term loan facilities. The first interest rate swap has varying notional amounts maturing on July 7, 2011. We receive an interest rate of three-month LIBOR and pay a fixed coupon of 1.55%. Interest payments for each quarterly period are deferred until the maturity date and all the accrued interest will be paid at maturity. The second interest rate swap has an effective date of July 7, 2011, maturing on July 7, 2014, with a notional amount of $65.5 million for mezzanine loans and varying notional amounts for underlying senior loans. We receive an interest rate of three-month LIBOR and pay a fixed coupon of 3.72%. On the interest rate reset date of January 4, 2011, the interest rate which the counterparties utilized to compute interest due to us was determined to be 0.303%. Both of these swaps were undesignated as hedges for accounting purposes.

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

All of these interest rate swaps were undesignated as of March 31, 2011. The swaps are marked-to-market quarterly with any change in fair value recorded within (gains) losses on derivative financial instruments in our condensed consolidated statements of operations. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of our derivatives. The fair value measurement of derivatives could result in either a net asset or a net liability position for us. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting arrangements as applicable and necessary. When the swaps are in a net liability position for us, the credit valuation adjustments are calculated by determining the total expected exposure of the derivatives, incorporating the current and potential future exposures and then applying an applicable credit spread to the exposure. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. The inputs utilized for our own credit spread are based on implied spreads from traded levels of our debt. Accordingly, as of March 31, 2011, we recorded a non-cash credit valuation adjustment of approximately $5.2 million as a reduction to our liability.

As of December 31, 2010 and March 31, 2011, $6.4 million and $6.6 million was included in other current liabilities, respectively, and $141.4 million and $124.8 million was included in other long-term liabilities, respectively, within our condensed consolidated balance sheets related to the interest rate swaps.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2011

Put Option Embedded Derivative Instrument

At the date of issuance of the 2015 Intelsat Sub Holdco Notes, Series B, we determined that these debt instruments contained a contingent put option clause within the host contract, which afforded the holders of the notes the option to require the issuer to repurchase such notes at 101% of their principal amount in the event of a change of control, as defined in the indenture governing the notes. In our evaluation of the financing arrangement, we concluded that the contingent put option required bifurcation in accordance with current accounting standards under FASB ASC Topic 815, Derivatives and Hedging, (“FASB ASC 815”). We therefore bifurcated the contingent put option and carried it as a derivative liability at fair value. We estimated the fair value of the derivative on the date of inception using a standard valuation technique, which places the most significant emphasis upon the estimated date and probability of a change of control and incorporated the issue price, maturity date and change of control put price. We subsequently revalue the derivative at the end of each reporting period, recognizing any change in fair value through earnings. The fair value of the embedded derivative was calculated as $4.3 million at December 31, 2010. As of May 5, 2011, we redeemed the entire $400 million aggregate principal amount outstanding of the 2015 Intelsat Sub Holdco Notes, Series B (see Note 8—Long-Term Debt for further discussion). Therefore, we determined that the probability of a change of control event, which is the most heavily weighted factor in our valuation of the derivative, was nominal and the fair value of the embedded derivative at March 31, 2011 was deemed to be $0. We recorded a gain of $4.3 million included in (gains) losses on derivative financial instruments in our condensed consolidated statement of operations during the three months ended March 31, 2011 to adjust the fair market value of the put option embedded derivative to $0.

In accordance with disclosure requirements provided under FASB ASC 815, we include the following tabular presentation, which sets forth the fair value of our derivatives by category (in thousands):

		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	December 31, 2010	March 31, 2011
Undesignated interest rate swaps	Other long-term liabilities	$141,411	$124,848
Undesignated interest rate swaps	Other current liabilities	6,404	6,551
Put option embedded derivative	Other long-term liabilities	4,295	—

Total derivatives		$152,110	$131,399

The following tabular presentation sets forth the effect of the derivative instruments on the condensed consolidated statements of operations (in thousands):

Derivatives not designated as hedging instruments	Presentation in Statements of Operations	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011
Undesignated interest rate swaps	Losses on derivative financial instruments	$33,987	$2,581
Put option embedded derivative	Gains on derivative financial instruments	(4,120)	(4,295)

Total (gains) losses on derivative financial instruments		$29,867	$(1,714)

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2011

Note 10    Income Taxes

The majority of our operations are located in taxable jurisdictions, including Luxembourg, the United States and the United Kingdom. Our Luxembourg companies that file tax returns as a consolidated group generated a loss for the three months ended March 31, 2011. Due to our cumulative losses in recent years, and the inherent uncertainty associated with the realization of future taxable income in the foreseeable future, we recorded a full valuation allowance against the net operating losses generated in Luxembourg. The difference between tax expense (benefit) reported in the condensed consolidated statements of operations and tax computed at statutory rates is attributable to the valuation allowance on losses generated in Luxembourg, the provision for foreign taxes, which were principally in the United States and the United Kingdom, as well as withholding taxes on revenue earned in many of the foreign markets in which we operate.

Cash paid for income taxes, net of refunds, totaled $6.4 million and $7.4 million for the three months ended March 31, 2010 and 2011, respectively.

As of December 31, 2010 and March 31, 2011, our gross unrecognized tax benefits were $72.0 million and $58.9 million, respectively (including interest and penalties), of which $50.6 million and $41.6 million, respectively, if recognized, would affect our effective tax rate. As of December 31, 2010 and March 31, 2011, we had recorded reserves for interest and penalties in the amount of $5.7 million and $5.8 million, respectively. We continue to recognize interest and, to the extent applicable, penalties with respect to the unrecognized tax benefits as income tax expense. Since December 31, 2010, the change in the balance of unrecognized tax benefits consisted of a decrease of $14.3 million related to prior period tax positions and an increase related to prior period tax positions of $1.2 million.

During the first quarter of 2011, we released $14.3 million of liabilities related to withholding taxes resulting from certain sales in the Asia-Pacific market. These liabilities were previously recorded in accordance with FASB ASC 740, Income Taxes.

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

During the first quarter of 2011, the U.S. Internal Revenue Service began its audit of Intelsat Holding Corporation for the years ended December 31, 2008 and 2009. At this point in time, it is too early to anticipate the probability of any adjustments resulting from this audit.

Prior to August 20, 2004, Intelsat Corp, joined with The DIRECTV Group and General Motors Corporation in filing a consolidated U.S. federal income tax return. In April 2004, Intelsat Corp entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among Intelsat Corp and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify Intelsat Corp for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from Intelsat Corp regarding any liability for the federal or

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2011

consolidated state or local income taxes of General Motors Corporation and The DIRECTV Group, except those income taxes Intelsat Corp is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corp for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on, or prior to, the day of the closing of the PanAmSat recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, Intelsat Corp’s tax exposure after indemnification related to these periods is capped at $15.0 million, of which $4.0 million has been paid to date. The tax separation agreement with The DIRECTV Group is effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates. As of December 31, 2010 and March 31, 2011, we had a tax indemnification receivable of $2.3 million.

Note 11    Contingencies

(a) Litigation and Claims

We are subject to litigation in the ordinary course of business. Management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

(b) LCO Protection

Most of the customer service commitments entered into prior to our privatization were transferred to us pursuant to novation agreements. Certain of these agreements contain provisions, including provisions for lifeline connectivity obligation (“LCO”) protection, which constrain our ability to price services in some circumstances. Our LCO contracts require us to provide customers with the right to renew their service commitments covered by LCO contracts at prices no higher than the prices charged for those services on the privatization date. Under some circumstances, we may also be required by an LCO contract to reduce the price for a service commitment covered by the contract. LCO protection may continue until July 18, 2013. As of March 31, 2011, we had approximately $108.7 million of backlog covered by LCO contracts and to date we have not been required to reduce prices for our LCO-protected service commitments. There can be no assurance that we will not be required to reduce prices in the future under our LCO commitments.

Note 12    Business and Geographic Segment Information

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

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2011

The geographic distribution of our revenue was as follows:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011
North America	46%	46%
Europe	16%	17%
Africa and Middle East	18%	17%
Latin America and Caribbean	13%	14%
Asia Pacific	7%	6%

Approximately 4% of our revenue was derived from our largest customer during both the three months ended March 31, 2010 and 2011, respectively. Our ten largest customers accounted for approximately 21% of our revenue for each of the three months ended March 31, 2010 and 2011, respectively.

Our revenues were derived from the following services, with Off-Network and Other Revenues shown separately from On-Network Revenues (in thousands, except percentages):

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2011
On-Network Revenues
Transponder services	$450,641	73%	$467,283	73%
Managed services	79,374	13%	76,742	12%
Channel	31,284	5%	27,296	4%

Total on-network revenues	561,299	90%	571,321	89%
Off-Network and Other Revenues
Transponder, MSS and other off-network services	49,572	8%	53,674	8%
Satellite-related services	10,269	2%	15,193	2%

Total off-network and other revenues	59,841	10%	68,867	11%

Total	$621,140	100%	$640,188	100%

Note 13    Related Party Transactions

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

(b) Monitoring Fee Agreements and Transaction Fees

Intelsat Luxembourg, our direct wholly-owned subsidiary, has a monitoring fee agreement dated February 4, 2008 (the “2008 MFA”) with BC Partners Limited and Silver Lake Management Company III, L.L.C. (together, the “2008 MFA parties”), pursuant to which the 2008 MFA parties provide certain monitoring, advisory and consulting services to Intelsat Luxembourg. We recorded expense for services associated with the 2008 MFA of $6.2 million during each of the three months ended March 31, 2010 and 2011.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2011

(c) Ownership by Management

Certain directors, officers and key employees of Intelsat Global and its subsidiaries hold restricted shares, options and SCAs of Intelsat Global (see Note 3—Share-based and Other Compensation Plans). In the aggregate, these shares and arrangements outstanding as of March 31, 2011 provided for the issuance of approximately 12.7% of the voting equity of Intelsat Global on a fully diluted basis.

(d) Resale of Intelsat Luxembourg Notes

In April 2011, entities associated with funds and investment vehicles advised or controlled by Silver Lake Partners, one of our principal shareholders, sold all of the $190.9 million aggregate principal amount of the Intelsat Luxembourg 11  1/4% Senior Notes due 2017 (the “2017 Senior Notes”) and $854 million aggregate principal amount of the Intelsat Luxembourg 11 1/2%/12  1/2% Senior PIK Election Notes due 2017 (the “2017 PIK Election Notes”) that they had purchased in 2008.

(e) Horizons

We have a 50% ownership interest in Horizons-1 and Horizons-2 as a result of a joint venture with JSAT (see Note 6—Investments).

(f) New Dawn

We have a 74.9% ownership interest in New Dawn as a result of the New Dawn Project Agreement (see Note 6—Investments).

(g) WP Com

We have a 49% ownership interest in WP Com as a result of a joint venture with Corporativo (see Note 6—Investments).

(h) Receivable from Parent

We had a receivable from Intelsat Global as of December 31, 2010 and March 31, 2011 of $5.0 million and $5.7 million, respectively.

Note 14    Supplemental Consolidating Financial Information

Intelsat Jackson is the issuer of approximately $1.0 billion of 11  1/4% Senior Notes due 2016 (the “2016 Intelsat Jackson Notes”). The 2016 Intelsat Jackson Notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat S.A. and Intelsat Luxembourg. The 2016 Intelsat Jackson Notes are not guaranteed by any of Intelsat Jackson’s direct or indirect subsidiaries.

In addition, on June 27, 2008, Intelsat Luxembourg issued the 2017 Senior Notes and the 2017 PIK Election Notes, which are fully and unconditionally guaranteed, jointly and severally, by Intelsat S.A.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2011

Separate financial statements of Intelsat S.A., Intelsat Luxembourg and Intelsat Jackson are not presented because management believes that such financial statements would not be material to investors. Investments in Intelsat Jackson’s subsidiaries in the following condensed consolidating financial information are accounted for under the equity method of accounting. Consolidating adjustments include the following:

•	elimination of investment in subsidiaries;

•	elimination of intercompany accounts; and

•	elimination of equity in earnings (losses) of subsidiaries.

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non-Guarantors)	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,551	$16,095	$22,474	$230,930	$—	$272,050
Receivables, net of allowance	5,744	—	33	285,648	—	291,425
Deferred income taxes	—	—	—	23,355	—	23,355
Prepaid expenses and other current assets	275	4,459	175	43,291	—	48,200
Intercompany receivables	—	—	—	504,089	(504,089)	—

Total current assets	8,570	20,554	22,682	1,087,313	(504,089)	635,030
Satellites and other property and equipment, net	—	—	—	6,009,867	—	6,009,867
Goodwill	—	—	—	6,780,827	—	6,780,827
Non-amortizable intangible assets	—	—	—	2,458,100	—	2,458,100
Amortizable intangible assets, net	—	—	—	821,955	—	821,955
Investment in affiliates	(157,006)	5,155,469	13,205,667	79,622	(18,204,130)	79,622
Other assets	5,145	110,035	77,319	258,055	—	450,554

Total assets	$(143,291)	$5,286,058	$13,305,668	$17,495,739	$(18,708,219)	$17,235,955

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$375	$157	$213	$179,221	$—	$179,966
Accrued interest payable	9,575	77,102	164,082	40,898	—	291,657
Current portion of long-term debt	—	—	24,375	—	—	24,375
Deferred satellite performance incentives	—	—	—	17,368	—	17,368
Other current liabilities	—	—	3,790	133,420	—	137,210
Intercompany payables	467,278	2,490	34,321	—	(504,089)	—

Total current liabilities	477,228	79,749	226,781	370,907	(504,089)	650,576
Long-term debt, net of current portion	285,082	5,307,985	7,806,631	2,316,726	—	15,716,424
Deferred satellite performance incentives, net of current portion	—	—	—	129,066	—	129,066
Deferred revenue, net of current portion	—	—	—	604,472	—	604,472
Deferred income taxes	—	—	—	351,387	—	351,387
Accrued retirement benefits	—	—	—	254,212	—	254,212
Other long-term liabilities	—	55,135	116,787	247,057	—	418,979
Noncontrolling interest	—	—	—	16,440	—	16,440
Shareholder’s equity (deficit):
Ordinary shares	5,000	669,036	4,959,000	7,333,045	(12,961,081)	5,000
Other shareholder’s equity (deficit)	(910,601)	(825,847)	196,469	5,872,427	(5,243,049)	(910,601)

Total liabilities and shareholder’s equity	$(143,291)	$5,286,058	$13,305,668	$17,495,739	$(18,708,219)	$17,235,955

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non-Guarantors)	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,315	$10,017	$126,605	$548,993	$—	$692,930
Receivables, net of allowance	4,962	—	25	245,364	—	250,351
Deferred income taxes	—	—	—	24,090	—	24,090
Prepaid expenses and other current assets	608	16	9	31,184	—	31,817
Intercompany receivables	—	—	—	660,379	(660,379)	—

Total current assets	12,885	10,033	126,639	1,510,010	(660,379)	999,188
Satellites and other property and equipment, net	—	—	—	5,997,283	—	5,997,283
Goodwill	—	—	—	6,780,827	—	6,780,827
Non-amortizable intangible assets	—	—	—	2,458,100	—	2,458,100
Amortizable intangible assets, net	—	—	—	848,318	—	848,318
Investment in affiliates	498,926	5,896,195	10,588,831	81,764	(16,983,952)	81,764
Other assets	11,616	113,290	41,845	260,136	—	426,887

Total assets	$523,427	$6,019,518	$10,757,315	$17,936,438	$(17,644,331)	$17,592,367

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$803	$(12)	$2,111	$175,641	$—	$178,543
Accrued interest payable	11,651	229,242	43,025	119,528	—	403,446
Current portion of long-term debt	—	—	—	94,723	—	94,723
Deferred satellite performance incentives	—	—	—	16,693	—	16,693
Other current liabilities	—	—	1,274	146,155	—	147,429
Intercompany payables	486,065	450	173,864	—	(660,379)	—

Total current liabilities	498,519	229,680	220,274	552,740	(660,379)	840,834
Long-term debt, net of current portion	721,947	5,232,138	4,596,936	5,270,881	—	15,821,902
Deferred satellite performance incentives, net of current portion	—	—	—	132,884	—	132,884
Deferred revenue, net of current portion	—	—	—	407,103	—	407,103
Deferred income taxes	—	—	—	484,076	—	484,076
Accrued retirement benefits	—	—	—	257,455	—	257,455
Other long-term liabilities	—	56,872	43,910	225,749	—	326,531
Noncontrolling interest	—	—	—	18,621	—	18,621
Shareholder’s equity (deficit):
Ordinary shares	5,000	669,037	4,959,000	3,602,044	(9,230,081)	5,000
Other shareholder’s equity (deficit)	(702,039)	(168,209)	937,195	6,984,885	(7,753,871)	(702,039)

Total liabilities and shareholder’s equity	$523,427	$6,019,518	$10,757,315	$17,936,438	$(17,644,331)	$17,592,367

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non-Guarantors)	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$—	$640,188	$—	$640,188

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	105,023	—	105,023
Selling, general and administrative	925	6,326	256	44,092	—	51,599
Depreciation and amortization	—	—	—	195,002	—	195,002
(Gains) losses on derivative financial instruments	—	—	2,536	(4,250)	—	(1,714)

Total operating expenses	925	6,326	2,792	339,867	—	349,910

Income (loss) from operations	(925)	(6,326)	(2,792)	300,321	—	290,278
Interest expense, net	29,447	154,936	132,936	31,471	—	348,790
Loss on early extinguishment of debt	(78,960)	—	—	(89,269)	—	(168,229)
Subsidiary income (loss)	(106,266)	58,597	194,325	—	(146,656)	—
Other income, net	—	—		3,997	—	3,997

Income (loss) before income taxes	(215,598)	(102,665)	58,597	183,578	(146,656)	(222,744)
Benefit from income taxes	—	—	—	(6,986)	—	(6,986)

Net income (loss)	(215,598)	(102,665)	58,597	190,564	(146,656)	(215,758)
Net loss attributable to noncontrolling interest	—	—	—	160	—	160

Net income (loss) attributable to Intelsat S.A.	$(215,598)	$(102,665)	$58,597	$190,724	$(146,656)	$(215,598)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non-Guarantors)	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$—	$621,140	$—	$621,140

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	97,357	—	97,357
Selling, general and administrative	1,168	6,298	168	37,485	—	45,119
Depreciation and amortization	—	—	—	196,807	—	196,807
Impairment of asset value	—	—	—	6,538	—	6,538
Losses on derivative financial instruments	—	—	12,635	17,232	—	29,867

Total operating expenses	1,168	6,298	12,803	355,419	—	375,688

Income (loss) from operations	(1,168)	(6,298)	(12,803)	265,721	—	245,452
Interest expense, net	28,685	152,121	77,916	81,102	—	339,824
Subsidiary income (loss)	(75,910)	79,786	168,601	—	(172,477)	—
Other income, net	—	1		2,772	—	2,773

Income (loss) before income taxes	(105,763)	(78,632)	77,882	187,391	(172,477)	(91,599)
Provision for (benefit from) income taxes	(3,145)	(496)	(1,904)	17,374	—	11,829

Net income (loss)	(102,618)	(78,136)	79,786	170,017	(172,477)	(103,428)
Net loss attributable to noncontrolling interest	—	—	—	810	—	810

Net income (loss) attributable to Intelsat S.A.	$(102,618)	$(78,136)	$79,786	$170,827	$(172,477)	$(102,618)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non-Guarantors)	Consolidation and Eliminations	Consolidated
Cash flows from operating activities:	$1,116	$2,507,373	$(2,794,737)	$492,546	$—	$206,298

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	—	(175,811)	—	(175,811)
Repayment from (disbursements for) intercompany loans	—	—	(2,143)	1,480	663	—
Capital contribution to unconsolidated affiliates	—	—	—	(6,105)	—	(6,105)
Investment in subsidiaries	(3,100)	(2,731,000)	—	—	2,734,100	—
Dividend from affiliates	519,831	747,393	247,658	—	(1,514,882)	—
Other investing activities	—	—	—	2,261	—	2,261

Net cash provided by (used in) investing activities	516,731	(1,983,607)	245,515	(178,175)	1,219,881	(179,655)

Cash flows from financing activities:
Repayments of long-term debt	(485,841)	—	—	(3,097,500)	—	(3,583,341)
Proceeds from issuance of long-term debt	—	—	3,233,750	35,173	—	3,268,923
Proceeds from (repayment of) intercompany borrowing	—	2,143	(1,480)	—	(663)	—
Debt issuance costs	—	—	(39,787)	—	—	(39,787)
Payment of premium on early retirement of debt	(36,770)	—	—	(56,864)	—	(93,634)
Principal payments on deferred satellite performance incentives	—	—	—	(3,143)	—	(3,143)
Capital contribution from parent	—	—	—	2,734,100	(2,734,100)	—
Dividends to shareholders	—	(519,831)	(747,393)	(247,658)	1,514,882	—
Noncontrolling interest in New Dawn	—	—	—	1,558	—	1,558

Net cash provided by (used in) financing activities	(522,611)	(517,688)	2,445,090	(634,334)	(1,219,881)	(449,424)

Effect of exchange rate changes on cash and cash equivalents	—	—	1	1,900	—	1,901

Net change in cash and cash equivalents	(4,764)	6,078	(104,131)	(318,063)	—	(420,880)
Cash and cash equivalents, beginning of period	7,315	10,017	126,605	548,993	—	692,930

Cash and cash equivalents, end of period	$2,551	$16,095	$22,474	$230,930	$—	$272,050

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non-Guarantors)	Consolidation and Eliminations	Consolidated
Cash flows from operating activities:	$(2,082)	$(183,014)	$(14,667)	$284,211	$—	$84,448

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	—	(190,526)	—	(190,526)
Proceeds from sale of investment	—	—	—	28,594	—	28,594
Disbursements for intercompany loans	—	—	—	(179,843)	179,843	—
Capital contribution to unconsolidated affiliates	—	—	—	(6,105)	—	(6,105)
Investment in subsidiaries	(4,250)	—	—	—	4,250	—
Other investing activities	—	—	—	4,896	—	4,896

Net cash used in investing activities	(4,250)	—	—	(342,984)	184,093	(163,141)

Cash flows from financing activities:
Repayments of long-term debt	—	—	—	(28,125)	—	(28,125)
Proceeds from issuance of long-term debt	—	—	—	13,774	—	13,774
Proceeds from intercompany borrowing	—	167,281	12,562	—	(179,843)	—
Principal payments on deferred satellite performance incentives	—	—	—	(4,315)	—	(4,315)
Principal payments on capital lease obligations	—	—	—	(98)	—	(98)
Capital contribution from parent	—	—	—	4,250	(4,250)	—
Noncontrolling interest in New Dawn	—	—	—	610	—	610

Net cash provided by (used in) financing activities	—	167,281	12,562	(13,904)	(184,093)	(18,154)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(213)	—	(213)

Net change in cash and cash equivalents	(6,332)	(15,733)	(2,105)	(72,890)	—	(97,060)
Cash and cash equivalents, beginning of period	21,817	16,115	2,206	437,433	—	477,571

Cash and cash equivalents, end of period	$15,485	$382	$101	$364,543	$—	$380,511

(Certain totals may not add due to the effects of rounding)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

2011 Reorganization and 2011 Secured Loan Refinancing

On January 12, 2011, certain of our subsidiaries completed a series of internal transactions and related steps that reorganized the ownership of our assets among our subsidiaries and effectively combined the legacy businesses of Intelsat Sub Holdco and Intelsat Corp in order to simplify our operations and enhance our ability to transact business in an efficient manner (the “2011 Reorganization”). Also on January 12, 2011, Intelsat Jackson entered into a secured credit agreement (the “Intelsat Jackson Secured Credit Agreement”) as discussed below in —Long Term Debt—Senior Secured Credit Facilities, and borrowed $3.25 billion under the term loan facility. Part of the net proceeds of the term loan, amounting to $2.4 billion, were contributed or loaned to Intelsat Corp, which used such funds to repay its existing indebtedness under Intelsat Corp’s senior secured credit facilities and to redeem Intelsat Corp’s 9 1/4% Senior Notes due 2016 (the “2016 Intelsat Corp Notes”). Separately, Intelsat Corp also redeemed all of its 9 1/4% Senior Notes due 2014 (the “2014 Intelsat Corp Notes”) and its 6 7/8% Senior Secured Debentures due 2028 (the “2028 Intelsat Corp Notes”). In addition, Intelsat Jackson contributed approximately $330.2 million of the net proceeds of the new term loan to Intelsat Sub Holdco to repay all existing indebtedness under Intelsat Sub Holdco’s senior secured credit facilities. The entry into the Intelsat Jackson Secured Credit Agreement, the repayment of the existing indebtedness of Intelsat Corp and the repayment of all the secured existing indebtedness of Intelsat Sub Holdco are referred to collectively as the “2011 Secured Loan Refinancing”. In connection with the 2011 Secured Loan Refinancing, certain of our interest rate swaps were assigned by Intelsat Sub Holdco and Intelsat Corp to Intelsat Jackson, and are now secured by a first priority security interest in the collateral that also secures obligations under the Intelsat Jackson Secured Credit Agreement. Additionally, in connection with the 2011 Secured Loan Refinancing, we recognized a loss on early extinguishment of debt of $87.9 million during the three months ended March 31, 2011, which consists of the difference between the carrying value of the Intelsat Corp and Intelsat Sub Holdco debt repaid or redeemed and the total cash amount paid (including related fees), and a write-off of unamortized debt discounts and debt issuance costs.

2011 Notes Redemptions

On March 18, 2011, Intelsat S.A. redeemed all of the $485.8 million aggregate principal amount outstanding of its 7 5/8% Senior Notes due 2012 (the “2012 Intelsat S.A. Notes”). Additionally, on March 18, 2011, Intelsat Sub Holdco redeemed $225.0 million aggregate principal amount outstanding of its 8 1/2% Senior Notes due 2013 (the “2013 Sub Holdco Notes”). In connection with these redemptions, we recognized a loss on early extinguishment of $80.3 million during the three months ended March 31, 2011, which consists of the difference between the carrying value of the Intelsat S.A. and Intelsat Sub Holdco debt redeemed and the total cash paid (including related fees), and a write-off of unamortized debt discounts and debt issuance costs. On April 8, 2011, Intermediate Holdco redeemed all of the $4.5 million aggregate principal amount outstanding of its 9 1/4% Senior

Discount Notes due 2015 (the “2015 Intermediate Holdco Notes”). The redemptions of all of the outstanding 2012 Intelsat S.A. Notes and 2015 Intermediate Holdco Notes, and the redemption of $225.0 million of the 2013 Sub Holdco Notes, are referred to collectively as the “2011 Notes Redemptions”.

2011 Intelsat Jackson Notes Offering, Tender Offers and Additional Redemptions

On April 5, 2011, Intelsat Jackson completed an offering of $2.65 billion aggregate principal amount of senior notes (the “2011 Intelsat Jackson Notes Offering”), consisting of $1.5 billion aggregate principal amount of 7  1/4% Senior Notes due 2019 (the “2019 Intelsat Jackson Notes”) and $1.15 billion aggregate principal amount of 7  1/2% Senior Notes due 2021 (the “2021 Intelsat Jackson Notes” and collectively, the “New Jackson Notes”). The net proceeds were primarily used to repurchase in tender offers launched on March 21, 2011 and completed on April 15, 2011, and to subsequently redeem remaining outstanding amounts on May 5, 2011, of all of the Intermediate Holdco and Intelsat Sub Holdco notes and the Intelsat Jackson 9  1/4% Senior Notes due 2016 and 11  1/2% Senior Notes due 2016. As a result, no third party debt remained outstanding at Intermediate Holdco and Intelsat Sub Holdco as of May 5, 2011. Additionally, in connection with the above transactions, we will recognize a loss on early extinguishment of debt of $158.0 million during the three months ending June 30, 2011, which consists of the difference between the carrying value of the debt repaid or redeemed and the total cash amount paid (including related fees), and a write-off of unamortized debt discounts and debt issuance costs.

Results of Operations

Three Months Ended March 31, 2010 and 2011

The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

			Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2011
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011	Increase (Decrease)	Percentage Change
Revenue	$621,140	$640,188	$19,048	3%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	97,357	105,023	7,666	8
Selling, general and administrative	45,119	51,599	6,480	14
Depreciation and amortization	196,807	195,002	(1,805)	(1)
Impairment of asset value	6,538	—	(6,538)	NM
(Gains) losses on derivative financial instruments	29,867	(1,714)	(31,581)	NM

Total operating expenses	375,688	349,910	(25,778)	(7)

Income from operations	245,452	290,278	44,826	18
Interest expense, net	339,824	348,790	8,966	3
Loss on early extinguishment of debt	—	(168,229)	(168,229)	NM
Other income, net	2,773	3,997	1,224	44

Loss before income taxes	(91,599)	(222,744)	(131,145)	NM
Provision for (benefit from) income taxes	11,829	(6,986)	(18,815)	NM

Net loss	(103,428)	(215,758)	(112,330)	NM %
Net loss attributable to noncontrolling interest	810	160	(650)	(80)

Net loss attributable to Intelsat S.A.	$(102,618)	$(215,598)	$(112,980)	NM %

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

The following table sets forth our comparative revenue by service type, with Off-Network and Other Revenues shown separately from On-Network Revenues, for the periods shown (in thousands, except percentages):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$450,641	$467,283	$16,642	4%
Managed services	79,374	76,742	(2,632)	(3)
Channel	31,284	27,296	(3,988)	(13)

Total on-network revenues	561,299	571,321	10,022	2
Off-Network and Other Revenues
Transponder, MSS and other off-network services	49,572	53,674	4,102	8
Satellite-related services	10,269	15,193	4,924	48

Total off-network and other revenues	59,841	68,867	9,026	15

Total	$621,140	$640,188	$19,048	3%

Total revenue for the three months ended March 31, 2011 increased by $19.0 million, or 3%, as compared to the three months ended March 31, 2010. By service type, our revenues increased or decreased due to the following:

On-Network Revenues:

•

Transponder services—an aggregate increase of $16.6 million, due primarily to a $6.4 million increase resulting from growth in capacity sold by our Intelsat General business, a $5.9 million increase in revenue resulting from favorable terms, new business and renewals from network services customers primarily in the Africa and Middle East and the Latin America and Caribbean regions, and a $4.3 million increase from media customers primarily in the Europe and the Latin America and Caribbean regions.

•

Managed services—an aggregate decrease of $2.6 million primarily due to a decrease in revenue from network services customers for trunking and private line solutions primarily in the Africa and Middle East and the Asia-Pacific regions, partially offset by an increase in services sold by our Intelsat General business and an increase in occasional use video services sold to media customers in the Latin America and Caribbean region, largely associated with a global cricket tournament.

•	Channel—an aggregate decrease of $4.0 million related to a continued decline from the migration of point-to-point satellite traffic to fiber optic cables, a trend which we expect will continue.

Off-Network and Other Revenues:

•

Transponder, MSS and other off-network services—an aggregate increase of $4.1 million, primarily due to an $11.0 million increase in transponder services largely related to customers of our Intelsat General business, partially offset by a $6.9 million decline in usage-based mobile satellite services revenue.

•	Satellite-related services—an aggregate increase of $4.9 million, due primarily to an increase in professional and government professional services.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue increased by $7.7 million, or 8%, to $105.0 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase was primarily due to $8.2 million of higher costs attributable to FSS capacity services purchased and the cost of equipment, primarily related to products sold by our Intelsat General business, together with an increase of $2.1 million in staff expenses primarily due to an increase in salary and share-based compensation expenses. These increases were partially offset by a decrease of $2.1 million in other expenses due to a reduction in satellite insurance costs in 2011 resulting from the expiration of prepaid in-orbit insurance coverage that was being amortized.

Selling, General and Administrative

Selling, general and administrative expenses increased by $6.5 million, or 14%, to $51.6 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase was primarily due to $7.8 million in higher non-cash compensation costs during the three months ended March 31, 2011 associated with the amended and restated Intelsat Global, Ltd. 2008 Share Incentive Plan and an increase of $1.3 million in professional fees in 2011, partially offset by a $2.6 million decrease in bad debt expense incurred due to credits to the bad debt provision recorded in the current year period related to higher than previously anticipated cash collections.

Depreciation and Amortization

Depreciation and amortization expense decreased by $1.8 million to $195.0 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This decrease was primarily due to the following:

•	a decrease of $6.2 million in amortization expense primarily due to changes in the expected pattern of consumption of amortizable intangible assets; and

•

a decrease of $5.2 million in depreciation expense due to the timing of certain satellites, ground and other assets becoming fully depreciated, the impairment of the IS-4 and Galaxy 15 satellites in 2010 and changes in estimated remaining useful lives of certain satellites; partially offset by

•	an increase of $7.7 million in depreciation expense resulting from the impact of satellites placed into service during the first quarter of 2010 and the first quarter of 2011; and

•	an increase of $2.1 million in depreciation expense due to the timing of ground and other assets placed in service or becoming fully depreciated.

Impairment of Asset Value

Impairment of asset value was $6.5 million for the three months ended March 31, 2010, with no similar charge during the three months ended March 31, 2011. The charge incurred during the three months ended March 31, 2010 included a $6.5 million non-cash impairment charge for the impairment of our IS-4 satellite, which was deemed unrecoverable after an anomaly occurred in February 2010.

(Gains) Losses on Derivative Financial Instruments

Gains on derivative financial instruments were $1.7 million for the three months ended March 31, 2011 compared to losses of $29.9 million for the three months ended March 31, 2010. For the three months ended March 31, 2011, the gain on derivative financial instruments was related to a $4.3 million gain on our put option embedded derivative related to the Intelsat Sub Holdco 8  7/8% Senior Notes due 2015, Series B (the “2015 Intelsat Sub Holdco Notes, Series B”), partially offset by a $2.6 million net loss on our interest rate swaps.

Interest Expense, Net

Interest expense, net consists of the gross interest expense we incur less the amount of interest we capitalize related to capital assets under construction and less interest income earned. As of March 31, 2011, we also held interest rate swaps with an aggregate notional amount of $2.3 billion to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities. The swaps have not been designated as hedges for accounting purposes. Interest expense, net increased by $9.0 million, or 3%, to $348.8 million for the three months ended March 31, 2011, as compared to $339.8 million for the three months ended March 31, 2010. The increase in interest expense, net was principally due to the following:

•

a net increase of $11.7 million in interest expense associated with our entry into the Intelsat Jackson Senior Secured Credit Agreement, a portion of the proceeds of which was contributed or loaned to Intelsat Corp and Intelsat Sub Holdco to repay existing indebtedness (see—Liquidity and Capital Resources—Long-Term Debt—2011 Secured Loan Refinancing); and

•

an increase of $3.1 million in interest expense associated with interest paid-in-kind that was accreted into the principal of Intelsat Luxembourg’s 11 1/2%/12 1/2% Senior PIK Election Notes due 2017; partially offset by

•	a decrease of $7.2 million resulting from higher capitalized interest due to an increase in capitalized satellite related costs.

Non-cash items in interest expense, net included $20.7 million of payment-in-kind interest expense and $23.4 million primarily associated with the amortization of deferred financing fees incurred as a result of new or refinanced debt and the amortization and accretion of discounts and premiums.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $168.2 million for the three months ended March 31, 2011, with no similar charge during the three months ended March 31, 2010. The 2011 loss was recognized in connection with the repayment of debt in the 2011 Secured Loan Refinancing and the 2011 Notes Redemptions. In January 2011, we repurchased $2,849.3 million of Intelsat Corp and Intelsat Sub Holdco debt under the 2011 Secured Loan Refinancing, as discussed in—2011 Debt Transactions, for $2,906.1 million (excluding accrued and unpaid interest and related fees of $8.7 million). In March 2011, we redeemed $710.8 million of Intelsat S.A. and Intelsat Sub Holdco debt under the 2011 Notes Redemptions, as discussed in—2011 Debt Transactions, for $747.6 million (excluding $19.1 million of accrued and unpaid interest). The loss of $168.2 million was primarily driven by a $93.6 million difference between the carrying value of the debt repurchased or redeemed and the total cash amount paid (including related fees), and a write-off of $74.6 million unamortized debt discounts and debt issuance costs.

Other Income, Net

Other income, net was $4.0 million for the three months ended March 31, 2011 as compared to $2.8 million for the three months ended March 31, 2010. The increase of $1.2 million was primarily due to a $2.1 million increase in exchange rate gains, related to our business conducted in Brazilian reais and Euros in 2010, offset by a $1.3 million gain recorded related to our sale of Viasat, Inc. common stock during the first quarter of 2010.

Provision for (Benefit from) Income Taxes

Our benefit from income taxes was $7.0 million for the three months ended March 31, 2011, as compared to a provision for income taxes of $11.8 million for the three months ended March 31, 2010. The difference was principally due to a release of withholding tax liabilities resulting from certain sales in the Asia-Pacific market as well as the refinancing expenses and changes in the balance of deferred taxes as a result of the 2011 Reorganization.

Cash paid for income taxes, net of refunds, totaled $6.4 million and $7.4 million for the three months ended March 31, 2010 and 2011, respectively.

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

A reconciliation of net loss to EBITDA for the periods shown is as follows (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011
Net loss	$(103,428)	$(215,758)
Add (Subtract):
Interest expense, net	339,824	348,790
Loss on early extinguishment of debt	—	168,229
Provision for (benefit from) income taxes	11,829	(6,986)
Depreciation and amortization	196,807	195,002

EBITDA	$445,032	$489,277

Intelsat S.A. Adjusted EBITDA

In addition to EBITDA, we calculate a measure called Intelsat S.A. Adjusted EBITDA to assess the operating performance of Intelsat S.A. Intelsat S.A. Adjusted EBITDA consists of EBITDA of Intelsat S.A. as adjusted to exclude or include certain unusual items, certain other operating expense items and certain other adjustments as described in the table and related footnotes below. Our management believes that the presentation of Intelsat S.A. Adjusted EBITDA provides useful information to investors, lenders and financial analysts regarding our financial condition and results of operations because it permits clearer comparability of our operating performance between periods. By excluding the potential volatility related to the timing and extent of non-operating activities, such as impairments of asset value and gains (losses) on derivative financial instruments, our management believes that Intelsat S.A. Adjusted EBITDA provides a useful means of evaluating the success of our operating activities. We also use Intelsat S.A. Adjusted EBITDA, together with other appropriate metrics, to set goals for and measure the operating performance of our business, and it is one of the principal measures we use to evaluate our management’s performance in determining compensation under our incentive compensation plans. Adjusted EBITDA measures have been used historically by investors, lenders and financial analysts to estimate the value of a company, to make informed investment decisions and to evaluate performance. Our management believes that the inclusion of Intelsat S.A. Adjusted EBITDA facilitates comparison of our results with those of companies having different capital structures.

Intelsat S.A. Adjusted EBITDA is not a measure of financial performance under U.S. GAAP and may not be comparable to similarly titled measures of other companies. Intelsat S.A. Adjusted EBITDA should not be considered as an alternative to operating income (loss) or net income (loss), determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity.

A reconciliation of net loss to Intelsat S.A. EBITDA and Intelsat S.A. EBITDA to Intelsat S.A. Adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011
Net loss	$(103,428)	$(215,758)

Add (Subtract):
Interest expense, net (1)	339,824	348,790
Loss on early extinguishment of debt	—	168,229
Provision for (benefit from) income taxes	11,829	(6,986)
Depreciation and amortization	196,807	195,002

Intelsat S.A. EBITDA	445,032	489,277

Add (Subtract):
Compensation and benefits (2)	(5,981)	2,330
Management fees (3)	6,178	6,217
Share in gain of unconsolidated affiliates (4)	(124)	(120)
Impairment of asset value (5)	6,538	—
(Gain) loss on derivative financial instruments (6)	29,867	(1,714)
Gain on sale of investment (7)	(1,261)	—
Non-recurring and other non-cash items (8)	2,821	3,735

Intelsat S.A. Adjusted EBITDA (9)	$483,070	$499,725

(1)	Includes $2.3 million of satellite performance incentive interest expense for the three months ended March 31, 2010 and 2011.

(2)	Reflects non-cash expenses incurred relating to our equity compensation plans and a portion of the expenses related to our defined benefit retirement plan and other postretirement benefits.

(3)	Reflects expenses incurred in connection with the monitoring fee agreement to provide certain monitoring, advisory and consulting services to our subsidiaries.

(4)	Represents gain under the equity method of accounting relating to our investment in Horizons Satellite Holdings, LLC.

(5)	Represents the write-off of our IS-4 satellite, net of the related deferred performance incentive obligations. The IS-4 satellite was deemed to be unrecoverable due to an anomaly.

(6)	Represents (i) the changes in the fair value of the undesignated interest rate swaps, (ii) the difference between the amount of floating rate interest we receive and the amount of fixed rate interest we pay under such swaps and (iii) the change in the fair value of our put option embedded derivative related to the 2015 Intelsat Sub Holdco Notes, Series B, all of which are recognized in operating income.

(7)	Represents the gain on the sale of our shares of Viasat, Inc. common stock (received as consideration in the sale of our investment in WildBlue to Viasat, Inc.) during the three months ended March 31, 2010.

(8)	Reflects certain non-recurring gains and losses and non-cash items, including costs associated with the 2011 Reorganization, costs related to the migration of our jurisdiction of organization from Bermuda to Luxembourg, expense for services on the Galaxy 13/Horizons-1 and Horizons-2 satellites and non-cash income related to the recognition of deferred revenue on a straight-line basis of certain prepaid capacity contracts.

(9)	Intelsat S.A. Adjusted EBITDA includes $2.3 million of expenses incurred at Intelsat S.A. for employee salaries and benefits, office and operating costs and other expenses during the three months ended March 31, 2010 and 2011. Additionally, Intelsat S.A. Adjusted EBITDA includes $0.2 million of adjustments related to our non-controlling interests and our New Dawn Satellite Company Ltd. (“New Dawn”) subsidiary for the three months ended March 31, 2011.

Liquidity and Capital Resources

Cash Flow Items

Our cash flows consisted of the following for the periods shown (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011
Net cash provided by operating activities	$84,448	$206,298
Net cash used in investing activities	(163,141)	(179,655)
Net cash used in financing activities	(18,154)	(449,424)
Net change in cash and cash equivalents	(97,060)	(420,880)

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased by $121.9 million during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. During the three months ended March 31, 2011, cash flows from operating activities reflected a $182.6 million cash inflow related to deferred revenue for amounts received from customers for long-term service contracts. Also reflected is a $49.1 million cash outflow related to prepaid expenses and other assets largely due to the prepayment of launch insurance and satellite insurance for Intelsat New Dawn, a $49.5 million cash outflow related to accounts payable and accrued liabilities primarily due to interest payments, a portion of which is related to the 2011 Secured Loan Refinancing and the 2011 Notes Redemptions, as discussed in —2011 Debt Transactions below, partially offset by accrued interest. Additionally, cash flows from operating activities reflected a $39.8 million decrease due to the timing of cash collections on receivables.

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $16.5 million during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This increase in investing cash outflow was primarily related to the proceeds from the sale of our shares of Viasat, Inc. common stock of $28.6 million in the first quarter of 2010, with no similar transactions in 2011, partially offset by a decrease of $14.7 million in capital expenditures.

Net Cash Used in Financing Activities

Net cash used in financing activities increased by $431.3 million during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. During the three months ended March 31, 2011, cash flows from financing activities reflected the 2011 Secured Loan Refinancing and the 2011 Notes

Redemptions, as discussed in—2011 Debt Transactions below. Net cash used in financing activities during the three months ended March 31, 2011 also included a $93.6 million payment of a premium related to the debt transactions noted above and $39.8 million of debt issuance costs related to these debt transactions.

Long-Term Debt

We are a highly leveraged company and have incurred significant additional debt over the last several years, which has resulted in a large increase in our obligations related to debt service, including increased interest expense.

Senior Secured Credit Facilities

On January 12, 2011, Intelsat Jackson, a wholly-owned subsidiary of Intelsat S.A., entered into the Intelsat Jackson Secured Credit Agreement which includes a $3.25 billion term loan facility maturing in April 2018 and a $500.0 million revolving credit facility with a five year maturity, and borrowed the full $3.25 billion under the term loan facility. The term loan facility requires regularly scheduled quarterly payments of principal equal to 0.25% of the original principal amount of the term loan beginning six months after January 12, 2011, with the remaining unpaid amount due and payable at maturity on April 2, 2018. Up to $350.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $70.0 million of the revolving credit facility is available for swingline loans. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. The revolving credit facility is available for five years on a revolving basis. Intelsat Jackson is required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, at a rate per annum of 0.375%. As of March 31, 2011, Intelsat Jackson had $462.2 million (net of standby letters of credit) of availability remaining under its revolving credit facility.

The Intelsat Jackson Secured Credit Agreement includes two financial covenants. Intelsat Jackson must maintain a consolidated secured debt to consolidated EBITDA ratio of less than or equal to 3.50 to 1.00 at the end of each fiscal quarter as well as a consolidated EBITDA to consolidated interest expense ratio of greater than or equal to 1.75 to 1.00 at the end of each fiscal quarter, in each case as such financial measures are defined in the Intelsat Jackson Secured Credit Agreement. We were in compliance with these financial maintenance covenant ratios with a consolidated secured debt to consolidated EBITDA ratio of 1.50 to 1.00 and a consolidated EBITDA to consolidated interest expense ratio of 2.77 to 1.00 as of March 31, 2011. In the event we were to fail to comply with these financial maintenance covenant ratios and were unable to obtain waivers, we would default under the Intelsat Jackson Secured Credit Agreement, and the lenders under the Intelsat Jackson Secured Credit Agreement could accelerate our obligations thereunder, which would result in an event of default under our existing notes and the Intelsat Jackson Senior Unsecured Credit Agreements.

New Dawn Credit Facilities

On December 5, 2008, New Dawn entered into a $215.0 million secured financing arrangement that consists of senior and mezzanine term loan facilities. The credit facilities are non-recourse to New Dawn’s shareholders, including us and our wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions. During the three months ended March 31, 2011, New Dawn paid $9.5 million for satellite related capital expenditures, and as of March 31, 2011, it had aggregate outstanding borrowings of $184.9 million under its credit facilities.

2011 Debt Transactions

2011 Reorganization and 2011 Secured Loan Refinancing

On January 12, 2011, certain of our subsidiaries completed a series of internal transactions and related steps that reorganized the ownership of our assets among our subsidiaries and effectively combined the legacy businesses of Intelsat Sub Holdco and Intelsat Corp in order to simplify our operations and enhance our ability to transact business in an efficient manner. Also on January 12, 2011, Intelsat Jackson entered into the Intelsat Jackson Secured Credit Agreement as discussed above, and borrowed $3.25 billion under a term loan facility. Part of the net proceeds of the term loan, amounting to $2.4 billion, were contributed or loaned to Intelsat Corp, which used such funds to repay its existing indebtedness under Intelsat Corp’s senior secured credit facilities and to redeem the 2016 Intelsat Corp Notes. Separately, Intelsat Corp also redeemed the 2014 Intelsat Corp Notes and the 2028 Intelsat Corp Notes. In addition, Intelsat Jackson contributed approximately $330.2 million of the net proceeds of the new term loan to Intelsat Sub Holdco to repay all existing indebtedness under Intelsat Sub Holdco’s senior secured credit facilities. In connection with the 2011 Secured Loan Refinancing, certain of our interest rate swaps were assigned by Intelsat Sub Holdco and Intelsat Corp to Intelsat Jackson, and are now secured by a first priority security interest in the collateral that also secures obligations under the Intelsat Jackson Secured Credit Agreement.

2011 Notes Redemptions

On March 18, 2011, Intelsat S.A. redeemed all of the $485.8 million aggregate principal amount outstanding of the 2012 Intelsat S.A. Notes. Additionally, on March 18, 2011, Intelsat Sub Holdco redeemed $225.0 million aggregate principal amount outstanding of the 2013 Sub Holdco Notes. On April 8, 2011, Intermediate Holdco redeemed all of the $4.5 million aggregate principal amount outstanding of the 2015 Intermediate Holdco Notes.

2011 Intelsat Jackson Notes Offering, Tender Offers and Additional Redemptions

On April 5, 2011, Intelsat Jackson completed the 2011 Intelsat Jackson Notes Offering, consisting of $1.5 billion aggregate principal amount of the 2019 Intelsat Jackson Notes and $1.15 billion aggregate principal amount of the 2021 Intelsat Jackson Notes. The net proceeds from the sale of the New Jackson Notes were primarily used to repurchase all of the following notes in tender offers launched on March 21, 2011 and completed on April 15, 2011, and to subsequently redeem the remaining outstanding amounts of such notes on May 5, 2011:

•	$481.0 million aggregate principal amount outstanding of the Intermediate Holdco 9 1/2% Senior Discount Notes due 2015;

•	$625.3 million aggregate principal amount outstanding of the 2013 Sub Holdco Notes, after giving effect to the March 2011 partial redemption of the 2013 Sub Holdco Notes, as discussed above;

•	$681.0 million aggregate principal amount outstanding of the Intelsat Sub Holdco 8 7/8% Senior Notes due 2015;

•	$400.0 million aggregate principal amount outstanding of the 2015 Intelsat Sub Holdco Notes, Series B;

•	$55.0 million aggregate principal amount outstanding of the Intelsat Jackson 9 1/4% Senior Notes due 2016; and

•	$284.6 million aggregate principal amount outstanding of the Intelsat Jackson 11 1/2% Senior Notes due 2016.

As a result, all of the above series of notes were paid off in full and no third party debt remained outstanding at Intermediate Holdco and Intelsat Sub Holdco as of May 5, 2011. Additionally, in connection with the above transactions, we will recognize a loss on early extinguishment of debt of $158.0 million during the three months ending June 30, 2011, which consists of the difference between the carrying value of the debt repaid or redeemed and the total cash amount paid (including related fees), and a write-off of unamortized debt discounts and debt issuance costs.

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

On September 30, 2010, Intelsat Jackson issued $1.0 billion aggregate principal amount of 7 1/4% Senior Notes due 2020 (the “2020 Jackson Notes”). The majority of the net proceeds from the 2020 Jackson Notes were transferred to Intelsat Jackson’s indirect subsidiary, Intelsat Corp. The funds transferred were used by Intelsat Corp to repurchase $546.3 million of its 9 1/4% Senior Notes due 2014 for $571.7 million and $124.9 million of its 6 7/8% Senior Secured Debentures due 2028 for $151.7 million, pursuant to tender offers by Intelsat Corp (the “2010 Tender Offers”).

On October 1, 2010, $34.1 million of the net proceeds from the 2020 Jackson Notes were transferred to Intelsat Sub Holdco. Intelsat Sub Holdco used the funds to repurchase and cancel $33.0 million of the outstanding 2013 Sub Holdco Notes via an open market purchase transaction.

After giving effect to the 2010 Tender Offers and the repurchase of the Intelsat Sub Holdco notes, approximately $227.8 million of the proceeds from the 2020 Jackson Notes remained available for general corporate purposes. These proceeds were used to fund a portion of the 2011 Notes Redemptions.

Funding Sources and Uses

We are a highly leveraged company and have incurred significant additional debt over the last several years, which has resulted in a large increase in our obligations related to debt service, including increased interest expense. We currently expect to use cash on hand, cash flows from operations and availability under our senior secured credit facilities to fund our most significant cash outlays, including debt service requirements and capital expenditures, in the next twelve months. See—Long-Term Debt—Senior Secured Credit Facilities for a discussion of the availability under the Intelsat Jackson senior secured revolving credit facility at March 31, 2011. From time to time we may repurchase our existing indebtedness, including outstanding securities of Intelsat S.A. or its subsidiaries, in the open market or otherwise.

Backlog

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog is our expected future revenue under customer contracts, and includes both cancelable and non-cancelable contracts, although 95% of our backlog as of March 31, 2011 related to contracts that either were non-cancelable or were cancelable subject to substantial termination fees. In certain cases of breach for non-payment or customer bankruptcy, we may not be able to recover the full value of certain contracts or termination fees. Our backlog includes 100% of the backlog of our consolidated ownership interests and includes our pro rata share of the backlog of our unconsolidated joint ventures, which is consistent with the accounting for our ownership interests in these entities (see Note 6—Investments in the accompanying notes to our condensed consolidated financial statements for further discussion). Our backlog was approximately $9.9 billion as of March 31, 2011. This backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

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

Payments for satellites and other property and equipment during the three months ended March 31, 2011 were $175.8 million, which included $9.5 million of payments made by New Dawn. On April 22, 2011, the Intelsat New Dawn satellite was launched into orbit. On May 3, 2011, we reported a delay in deploying the west antenna reflector, which controls communications in the C-band frequency. We and the satellite manufacturer are investigating this issue and assessing possible corrective actions. Deployment of the east Ku-band antenna reflector and other in-orbit testing procedures have been delayed pending resolution of the current situation. The satellite’s solar arrays were successfully deployed and the satellite has power and otherwise satisfactory performance. Since we are in the early stages of the investigation, the potential financial impact, if any, cannot be determined at this time.

We have seven satellites in development that are expected to be launched from 2011 to 2013. In addition to these announced programs, we expect to procure one additional replacement satellite during this period. We expect our 2011 total capital expenditures to range from approximately $725 million to $800 million. Our annual capital expenditures for fiscal years 2012 and 2013 are expected to remain at a range of approximately $575 million to $650 million and $175 million to $250 million, respectively. We intend to fund our capital expenditure requirements through cash on hand, cash provided from operating activities and, if necessary, borrowings under our senior secured revolving credit facility.

Disclosures about Market Risk

See Item 3—Quantitative and Qualitative Disclosures About Market Risk.

Off-Balance Sheet Arrangements

On August 1, 2005, Intelsat Corp formed a second satellite joint investment with JSAT International, Inc. to build and launch a Ku-band satellite, Horizons-2. The Horizons-2 satellite was launched in December 2007 and placed into service in February 2008. Our investment is being accounted for using the equity method of accounting. The total future joint investment obligation in Horizons-2 is estimated to be $87.7 million as of March 31, 2011, of which each of the joint venture partners is required to fund their 50% share. Our share of the results of Horizons-2 is included in other income, net in the accompanying condensed consolidated statements of operations and was income of $0.08 million during the each of the three months ended March 31, 2010 and 2011. As of December 31, 2010 and March 31, 2011, the investment balance of $71.0 million and $69.6 million, respectively, was included within other assets in the accompanying condensed consolidated balance sheets.

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $6.1 million during each of the three months ended March 31, 2010 and 2011. We have entered into a security and pledge agreement with a third-party lender and, pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee. We recorded a liability of $12.2 million within accrued liabilities as of December 31, 2010 and March 31, 2011, and a liability of $36.6 million and $30.5 million within other long-term liabilities as of December 31, 2010 and March 31, 2011, respectively, in the accompanying condensed consolidated balance sheets.

We do not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). Certain provisions of ASU 2010-06 are effective for fiscal years beginning after December 15, 2010 and we adopted these provisions in the first quarter of 2011. These provisions of ASU 2010-06 amended FASB ASC 820, Fair Value Measurements and Disclosures, by requiring us to present as separate line items all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation for fair value measurements, whereas previously these were presented in aggregate as one line item. Although this may change the appearance of our reconciliation, this did not have a material impact on our financial statements or disclosures.

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

Excluding interest rate swaps, approximately 72%, or $11.4 billion, of our debt as of March 31, 2011 was fixed-rate debt, compared to 79% as of December 31, 2010. This represents a 7% increase in floating-rate debt as of March 31, 2011, related to the 2011 Secured Loan Refinancing as discussed above in—2011 Reorganization and 2011 Secured Loan Refinancing. While changes in interest rates impact the fair value of this debt, there is no impact to earnings or cash flows because we intend to hold these obligations to maturity unless market and other conditions are favorable.

In connection with the 2011 Secured Loan Refinancing, certain of our interest rate swaps were assigned by Intelsat Sub Holdco and Intelsat Corp to Intelsat Jackson, and are now secured by a first priority security interest in the collateral that also secures obligations under the Intelsat Jackson Secured Credit Agreement. As of March 31, 2011, we held interest rate swaps with an aggregate notional amount of $2.3 billion which mature in 2013. These swaps were entered into to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest. On March 31, 2011, the rate we would pay averaged 3.5% and the rate we would receive averaged 0.3%.

These interest rate swaps have not been designated for hedge accounting treatment in accordance with the Derivatives and Hedging topic of the Codification, as amended and interpreted, and the changes in fair value of these instruments will be recognized in earnings during the period of change. Assuming a one percentage point decrease in the prevailing forward yield curve, the fair value of our interest rate swap liability would increase to a liability of approximately $164.5 million from $127.6 million.

We perform interest rate sensitivity analyses on our variable-rate debt, including interest rate swaps, and cash and cash equivalents. These analyses indicate that a one percentage point change in interest rates would not have had a material impact on our condensed consolidated statements of operations and cash flows as of March 31, 2011. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair values.

Foreign Currency Risk

We do not currently use foreign currency derivatives to hedge our foreign currency exposures. There have been no material changes to our foreign currency exposures as discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2011. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to litigation in the ordinary course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

No material changes in the risks related to our business have occurred since we filed our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Document Description

4.1	Fourth Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 9 1/2% Senior Notes due 2016, dated as of January 12, 2011, among Intelsat Jackson Holdings S.A., certain subsidiaries of Intelsat Jackson Holdings S.A. named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

4.2	Third Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 8 1/2% Senior Notes due 2019, dated as of January 12, 2011, among Intelsat Jackson Holdings S.A., certain subsidiaries of Intelsat Jackson Holdings S.A. named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.5 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

4.3	Second Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 7 1/4% Senior Notes due 2020, dated as of January 12, 2011, among Intelsat Jackson Holdings S.A., certain subsidiaries of Intelsat Jackson Holdings S.A. named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.6 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

4.4	First Supplemental Indenture, dated as of January 12, 2011, among Intelsat Jackson Holdings S.A., certain subsidiaries of Intelsat Jackson Holdings S.A. named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.7 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

Exhibit No.	Document Description

4.5	Indenture for Intelsat Jackson Holdings S.A.’s 7¼% Senior Notes due 2019 and 7½ % Senior Notes due 2021, dated as of April 5, 2011 among Intelsat Jackson Holdings S.A., as Issuer, Intelsat S.A. and Intelsat (Luxembourg) S.A., as Parent Guarantors, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2011).

4.6

Registration Rights Agreement dated as of April 5, 2011 by and among Intelsat Jackson Holdings S.A., as Issuer, Intelsat S.A. and Intelsat (Luxembourg) S.A., as Parent Guarantors, the subsidiary guarantors named therein, and Barclays Capital Inc., as Representative of the several initial purchasers named on Schedule I (incorporated by reference to Exhibit 4.2 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2011).

10.1	Credit Agreement, dated as of January 12, 2011, by and among Intelsat Jackson, as the Borrower, Intelsat (Luxembourg) S.A., the several lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Credit Suisse Securities (USA) LLC (“Credit Suisse”) and J.P. Morgan Securities LLC (“J.P. Morgan”), as Co-Syndication Agents, Barclays Bank Plc and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), Credit Suisse and J.P. Morgan, as Joint Lead Arrangers, Merrill Lynch, Credit Suisse, J.P. Morgan, Barclays Capital, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, as Joint Bookrunners, and HSBC Bank USA, N.A., Goldman Sachs Partners LLC and RBC Capital Markets, as Co-Managers (incorporated by reference to Exhibit 10.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

10.2	Guarantee, dated as of January 12, 2011, made among each of the subsidiaries of Intelsat Jackson Holdings S.A. listed on Annex A thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

10.3	Luxembourg Shares and Beneficiary Certificates Pledge Agreement, dated as of January 12, 2011, between Intelsat (Luxembourg) S.A., Intelsat Jackson Holdings S.A., Intelsat Intermediate Holding Company S.A., Intelsat Phoenix Holdings S.A., Intelsat Subsidiary Holding Company S.A., Intelsat (Gibraltar) Limited, as Pledgors, and Wilmington Trust FSB, as Pledgee (incorporated by reference to Exhibit 10.3 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

10.4	Security and Pledge Agreement, dated as of January 12, 2011, among Intelsat Jackson Holdings S.A., each of the subsidiaries of Intelsat Jackson Holdings S.A. listed on Annex A thereto, Bank of America, N.A., as Administrative Agent, and Wilmington Trust FSB, as Collateral Trustee (incorporated by reference to Exhibit 10.4 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

10.5	Collateral Agency and Intercreditor Agreement, dated as of January 12, 2011 by and among Intelsat (Luxembourg) S.A., Intelsat Jackson Holdings S.A., the other grantors from time to time party thereto, Bank of America, N.A., as Administrative Agent under the Existing Credit Agreement, each additional First Lien Representative from time to time a party thereto, each Second Lien Representative from time to time a party thereto and Wilmington Trust FSB, as Collateral Trustee (incorporated by reference to Exhibit 10.5 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

10.6	Guarantee, dated as of January 12, 2011, by and among certain subsidiaries of Intelsat Jackson Holdings S.A. named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.6 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

Exhibit No.	Document Description

10.7	Guarantee, dated as of January 12, 2011, by and among certain subsidiaries of Intelsat Jackson Holdings S.A. named therein and Credit Suisse, Cayman Branch, as Administrative Agent (incorporated by reference to Exhibit 10.7 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT S.A.

Date: May 10, 2011	By	/s/ DAVID MCGLADE
David McGlade
Deputy Chairman and Chief Executive Officer

INTELSAT S.A.

Date: May 10, 2011	By	/s/ MICHAEL MCDONNELL
Michael McDonnell
Executive Vice President and Chief Financial Officer