Form 10-Q
period 2011-06-30
INTELSAT S.A.
filed 2011-08-04
CIK 1156871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 1, 2011, 5,000,000 common shares, par value $1.00 per share, were outstanding.

INTRODUCTION

In this Quarterly Report, unless otherwise indicated or the context otherwise requires, (1) the terms “we,” “us,” “our”, “the Company” and “Intelsat” refer to Intelsat S.A. and its subsidiaries on a consolidated basis, (2) the terms “Serafina Holdings” and “Intelsat Global” refer to Intelsat Global S.A. (formerly known as Serafina Holdings Limited), (3) the terms “Serafina” and “Intelsat Global Subsidiary” refer to Intelsat Global Subsidiary S.A. (formerly known as Serafina Acquisition Limited), (4) the term “Intelsat Holdings” refers to Intelsat S.A.’s direct parent, Intelsat Holdings S.A., (5) the term “Intelsat Luxembourg” refers to Intelsat (Luxembourg) S.A., Intelsat S.A.’s direct wholly-owned subsidiary, (6) the term “Intelsat Jackson” refers to Intelsat Jackson Holdings S.A., Intelsat Luxembourg’s direct wholly-owned subsidiary, (7) the term “Intermediate Holdco” refers to Intelsat Intermediate Holding Company S.A., Intelsat Jackson’s direct wholly-owned subsidiary, (8) the term “Intelsat Sub Holdco” refers to Intelsat Subsidiary Holding Company S.A., Intermediate Holdco’s indirect wholly-owned subsidiary, (9) the term “Intelsat Corp” refers to Intelsat Corporation, Intelsat Sub Holdco’s indirect wholly-owned subsidiary and (10) the term “Intelsat General” refers to Intelsat General Corporation, our government business subsidiary.

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

•	possible future losses on satellites that are not adequately covered by insurance;

•	U.S. and other government regulation;

•	changes in our contracted backlog or expected contracted backlog for future services;

•	pricing pressure and overcapacity in the markets in which we compete;

•	inadequate access to capital markets;

•	the competitive environment in which we operate;

•	customer defaults on their obligations to us;

•	our international operations and other uncertainties associated with doing business internationally; and

•	litigation.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTELSAT S.A.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31, 2010	As of June 30, 2011
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$692,930	$281,799
Receivables, net of allowance of $21,748 in 2010 and $19,690 in 2011	250,351	280,120
Deferred income taxes	24,090	23,063
Prepaid expenses and other current assets	31,817	50,730

Total current assets	999,188	635,712
Satellites and other property and equipment, net	5,997,283	6,066,085
Goodwill	6,780,827	6,780,827
Non-amortizable intangible assets	2,458,100	2,458,100
Amortizable intangible assets, net	848,318	795,592
Other assets	508,651	493,056

Total assets	$17,592,367	$17,229,372

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$140,984	$138,052
Taxes payable	2,342	—
Employee related liabilities	35,217	32,612
Accrued interest payable	403,446	355,602
Current portion of long-term debt	94,723	32,500
Deferred satellite performance incentives	16,693	17,520
Deferred revenue	79,845	73,572
Other current liabilities	67,584	63,833

Total current liabilities	840,834	713,691
Long-term debt, net of current portion	15,821,902	15,894,856
Deferred satellite performance incentives, net of current portion	132,884	125,166
Deferred revenue, net of current portion	407,103	594,975
Deferred income taxes	484,076	344,631
Accrued retirement benefits	257,455	243,002
Other long-term liabilities	326,531	413,233
Redeemable noncontrolling interest	18,621	—
Commitments and contingencies (Note 11)

Shareholder’s deficit:
Ordinary shares, $1.00 par value, 100,000,000 shares authorized and 5,000,000 shares issued and outstanding at December 31, 2010 and June 30, 2011	5,000	5,000
Paid-in capital	1,548,380	1,572,159
Accumulated deficit	(2,175,814)	(2,604,780)
Accumulated other comprehensive loss	(76,507)	(74,200)

Total Intelsat S.A. shareholder’s deficit	(698,941)	(1,101,821)
Noncontrolling interest	1,902	1,639

Total liabilities and shareholder’s deficit	$17,592,367	$17,229,372

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2011	Six Months Ended June 30, 2010	Six Months Ended June 30, 2011
Revenue	$635,286	$642,446	$1,256,426	$1,282,634
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	100,531	101,059	197,888	206,082
Selling, general and administrative	53,461	55,147	98,580	106,746
Depreciation and amortization	201,189	194,354	397,996	389,356
Impairment of asset value	104,088	—	110,625	—
Losses on derivative financial instruments	40,775	20,522	70,642	18,808

Total operating expenses	500,044	371,082	875,731	720,992

Income from operations	135,242	271,364	380,695	561,642
Interest expense, net	349,662	325,861	689,487	674,651
Loss on early extinguishment of debt	—	(157,953)	—	(326,183)
Other income (expense), net	1,571	(1,298)	4,344	2,698

Loss before income taxes	(212,849)	(213,748)	(304,448)	(436,494)
Provision for (benefit from) income taxes	(30,937)	734	(19,108)	(6,253)

Net loss	(181,912)	(214,482)	(285,340)	(430,241)
Net loss attributable to noncontrolling interest	1,266	1,114	2,076	1,275

Net loss attributable to Intelsat S.A.	$(180,646)	$(213,368)	$(283,264)	$(428,966)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2011
Cash flows from operating activities:
Net loss	$(285,340)	$(430,241)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	397,996	389,356
Impairment of asset value	110,625	—
Provision for doubtful accounts	3,291	1,703
Foreign currency transaction (gain) loss	366	(3,920)
Loss on disposal of assets	288	5
Share-based compensation expense	(5,301)	4,644
Deferred income taxes	(41,108)	(14,677)
Amortization of discount, premium, issuance costs and other non-cash items	48,678	35,957
Interest paid-in-kind	146,288	23,130
Loss on early extinguishment of debt	—	326,183
Share in (gain) loss of unconsolidated affiliates	(249)	4,469
Gain on sale of investment	(1,261)	—
Unrealized (gains) losses on derivative financial instruments	25,453	(20,418)
Other non-cash items	1,735	3,342
Changes in operating assets and liabilities:
Receivables	(13,528)	(31,471)
Prepaid expenses and other assets	(81,109)	(17,220)
Accounts payable and accrued liabilities	10,019	12,001
Deferred revenue	78,487	178,664
Accrued retirement benefits	(1,859)	(14,453)
Other long-term liabilities	(345)	(3,893)

Net cash provided by operating activities	393,126	443,161

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(437,524)	(412,710)
Proceeds from sale of investment	28,594	—
Capital contributions to unconsolidated affiliates	(6,105)	(6,105)
Other investing activities	7,360	2,261

Net cash used in investing activities	(407,675)	(416,554)

Cash flows from financing activities:
Repayments of long-term debt	(51,249)	(6,114,894)
Proceeds from issuance of long-term debt	23,462	5,918,923
Debt issuance costs	(15,370)	(69,307)
Capital contribution from parent	18,000	—
Payment of premium on early retirement of debt	—	(171,047)
Noncontrolling interest in New Dawn	1,031	1,558
Principal payments on deferred satellite performance incentives	(8,876)	(6,891)
Principal payments on capital lease obligations	(191)	—

Net cash used in financing activities	(33,193)	(441,658)

Effect of exchange rate changes on cash and cash equivalents	(366)	3,920

Net change in cash and cash equivalents	(48,108)	(411,131)
Cash and cash equivalents, beginning of period	477,571	692,930

Cash and cash equivalents, end of period	$429,463	$281,799

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$460,086	$602,101
Income taxes paid, net of refunds	19,877	14,793
Supplemental disclosure of non-cash investing activities:
Accrued capital expenditures	$106,862	$59,965

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2011

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

The following tables present assets and liabilities measured and recorded at fair value in our condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy (in thousands), excluding long-term debt (see Note 8—Long-Term Debt):

		Fair Value Measurements at December 31, 2010
Description	As of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities(1)	$5,949	$5,949	$—	$—

Total assets	$5,949	$5,949	$—	$—

Liabilities
Undesignated interest rate swaps	$147,815	$—	$147,815	$—
Embedded derivative	4,295	—	—	4,295
Redeemable noncontrolling interest	18,621	—	—	18,621

Total liabilities	$170,731	$—	$147,815	$22,916

		Fair Value Measurements at June 30, 2011
Description	As of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities(1)	$5,976	$5,976	$—	$—

Total assets	$5,976	$5,976	$—	$—

Liabilities
Undesignated interest rate swaps	$132,550	$—	$132,550	$—

Total liabilities	$132,550	$—	$132,550	$—

(1)	The cost basis of our available-for-sale marketable securities was $6.3 million at December 31, 2010 and $6.1 million at June 30, 2011. We sold marketable securities with a cost basis of $0.2 million during the six months ended June 30, 2011 and recorded a gain on the sale of $0.01 million which was included within other income, net in our condensed consolidated statement of operations.

The following tables present the activity for those items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC 820 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Redeemable Noncontrolling Interest(1)	Embedded Derivative		Total
Balance at December 31, 2009	$8,884	$14,600		$23,484
Contributions	1,128	—		1,128
Mark to market valuation adjustment	10,908	(10,305)		603
Net loss attributable to noncontrolling interest	(2,299)	—		(2,299)

Balance at December 31, 2010	$18,621	$4,295		$22,916

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Redeemable Noncontrolling Interest(1)	Embedded Derivative		Total
Balance at December 31, 2010	$18,621	$4,295		$22,916
Contributions	1,558	—		1,558
Mark to market valuation adjustment	(3,657)	(4,295	) (2)	(7,952)
Net loss attributable to noncontrolling interest	(82)	—		(82)

Balance at March 31, 2011	16,440	—		16,440

Mark to market valuation adjustment	(15,511)	—		(15,511)
Net loss attributable to noncontrolling interest	(929)	—		(929)

Balance at June 30, 2011	$—	$—		$—

(1)	In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity (“FASB ASC 480”), regarding the classification and measurement of redeemable securities, we mark to market the fair value of the noncontrolling interest in our joint venture investment in New Dawn Satellite Company Ltd. (“New Dawn”).
(2)

As of May 5, 2011, the Intelsat Sub Holdco 8  7/8% Senior Notes due 2015, Series B (the “2015 Intelsat Sub Holdco Notes, Series B’) were redeemed, and the embedded derivative liability was derecognized. As a result, the fair value of the embedded derivative was reduced to $0 (see Note 9—Derivative Instruments and Hedging Activities).

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, such items are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as if there is evidence of impairment.

The fair value measurement of our Galaxy 15 satellite as of June 30, 2010, in conjunction with its related anomaly, was considered by us to be within Level 3 of the fair value hierarchy, as the most significant inputs were derived utilizing our internally prepared budgets and forecast information, which we believe a market participant would use in pricing such an asset. The estimated fair value was determined based on a probability weighted discounted cash flow analysis and was discounted at an appropriate weighted average cost of capital. During the second quarter of 2010, this long-lived asset was written down to a fair value of $35.0 million from its carrying value of $139.1 million, and continues to be depreciated. In accordance with the FASB ASC Topic 360, Property, Plant and Equipment, regarding the impairment or disposal of long-lived assets, we recorded an impairment charge of $104.1 million, which was included in our condensed consolidated statements of operations for the six months ended June 30, 2010 (see Note 5(b) —Satellites and Other Property and Equipment—Impairment of Asset Value).

Note 3	Share-Based and Other Compensation Plans

On May 6, 2009, the board of directors of Intelsat Global adopted the amended and restated Intelsat Global, Ltd. 2008 Share Incentive Plan (the “2008 Share Plan”). The 2008 Share Plan provides for a variety of equity-based awards with respect to Class A common shares and Class B common shares of Intelsat Global, including non-qualified share options, incentive share options (within the meaning of Section 422 of the United States Internal Revenue Code), restricted share awards, restricted share unit awards, share appreciation rights, phantom share awards and performance-based awards.

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

During the six months ended June 30, 2011, Intelsat Global granted 14,400 Class A share options, and repurchased 3,825 vested Class A rollover options, 531 vested Class A share options and 5,394 vested Class B common shares. We recorded compensation expense of $4.6 million during the six months ended June 30, 2011, and a credit to compensation expense of $5.3 million during the six months ended June 30, 2010, related to our share-based awards.

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

The defined benefit retirement plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. We expect that our future contributions to the defined benefit retirement plan will be based on the minimum funding requirements of the Internal Revenue Code and on the plan’s funded status. Any significant decline in the fair value of our defined benefit retirement plan assets or other adverse changes to the significant assumptions used to determine the plan’s funded status would negatively impact its funded status and could result in increased funding in future periods. The impact on the funded status as of October 1, the plan’s annual measurement date, is determined based upon market conditions in effect when we completed our annual valuation. During the six months ended June 30, 2011, we made contributions to the defined benefit retirement plan of $17.1 million. We anticipate that we will make additional contributions of approximately $9.2 million to the defined benefit retirement plan during the remainder of 2011. We fund the postretirement medical benefits throughout the year based on benefits paid. We anticipate that our contributions to fund postretirement medical benefits in 2011 will be approximately $4.2 million.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Healthcare Reform Act”), was signed into law in March 2010. The Healthcare Reform Act codifies health care reforms with staggered effective dates from 2010 to 2018 with many provisions in the Healthcare Reform Act requiring the issuance of additional guidance from various governmental agencies. We assessed the future impact of several of the Healthcare Reform Act’s provisions on our other postretirement benefit liability and determined that as of June 30, 2011, the impact to our condensed consolidated balance sheets and condensed consolidated statements of operations would be immaterial. Given the complexity of the Healthcare Reform Act, the extended time period over which the reforms will be implemented, and the unknown impact of future regulatory guidance, further financial impact to our other postretirement benefit liability and related future expense may occur.

Included in accumulated other comprehensive loss at June 30, 2011 is $116.3 million ($73.6 million, net of tax) that has not yet been recognized in net periodic pension cost, which includes the amortization of unrecognized prior service credits and unrecognized actuarial losses.

Net periodic pension benefit costs included the following components (in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2011	Six Months Ended June 30, 2010	Six Months Ended June 30, 2011
Service cost	$726	$775	$1,452	$1,550
Interest cost	5,221	5,015	10,442	10,030
Expected return on plan assets	(4,855)	(4,932)	(9,710)	(9,864)
Amortization of unrecognized prior service credit	(43)	(43)	(86)	(86)
Amortization of unrecognized net loss	910	1,715	1,820	3,430

Net periodic costs	$1,959	$2,530	$3,918	$5,060

Net periodic other postretirement benefit costs included the following components (in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2011	Six Months Ended June 30, 2010	Six Months Ended June 30, 2011
Service cost	$138	$113	$276	$226
Interest cost	1,232	1,267	2,464	2,534

Total costs	$1,370	$1,380	$2,740	$2,760

(b) Other Retirement Plans

We maintain two defined contribution retirement plans, qualified under the provisions of Section 401(k) of the Internal Revenue Code, for our employees in the United States. We recognized compensation expense for these plans of $3.7 million and $3.5 million during the six months ended June 30, 2010 and 2011, respectively. We also maintain other defined contribution retirement plans in several non-U.S. jurisdictions, but such plans are not material to our financial position or results of operations.

Note 5	Satellites and Other Property and Equipment

(a) Satellites and Other Property and Equipment, net

Satellites and other property and equipment, net were comprised of the following (in thousands):

	As of December 31, 2010	As of June 30, 2011
Satellites and launch vehicles	$7,145,919	$7,495,157
Information systems and ground segment	429,888	445,742
Buildings and other	282,633	284,210

Total cost	7,858,440	8,225,109
Less: accumulated depreciation	(1,861,157)	(2,159,024)

Total	$5,997,283	$6,066,085

Satellites and other property and equipment are stated at cost, with the exception of satellites that have been impaired. Satellites and other property and equipment acquired as part of an acquisition are based on their fair value at the date of acquisition.

Satellites and other property and equipment, net as of December 31, 2010 and June 30, 2011 included construction-in-progress of $1.6 billion and $1.4 billion, respectively. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $43.9 million and $60.6 million were capitalized during the six months ended June 30, 2010 and 2011, respectively.

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

(b) Impairment of Asset Value

On February 1, 2010, our IS-4 satellite experienced an anomaly of its backup satellite control processor (“SCP”). The anomaly caused this satellite to be deemed unrecoverable, resulting in a net non-cash impairment charge in February 2010 of $6.5 million to write off the remaining carrying value of the satellite, which was not insured, and related deferred performance incentive obligations. Launched in 1995, IS-4 was expected to reach its end of service life later in 2010. IS-4 had previously experienced the failure of its primary SCP and was operating on its backup SCP.

On April 5, 2010, our Galaxy 15 satellite experienced an anomaly resulting in our inability to command the satellite. We transitioned all media traffic on this satellite to our Galaxy 12 satellite, which was our designated in-orbit spare satellite for the North America region. Galaxy 15 is a Star-2 satellite manufactured by Orbital Sciences Corporation. When the anomaly occurred there was substantial uncertainty as to our ability to recover use of the satellite and, accordingly, we recognized a $104.1 million non-cash impairment charge related to Galaxy 15 during the second quarter of 2010. On December 23, 2010, we recovered command of the spacecraft and we began diagnostic testing and uploading of software updates that protect against future anomalies of this type. In February 2011, Galaxy 15 initiated a drift to 133.1°W and returned to service, currently as an in-orbit spare.

(c) Satellite Launch

On April 22, 2011, the Intelsat New Dawn satellite was launched into orbit. Subsequent to the launch, the satellite experienced an anomaly during the deployment of its west antenna reflector, which controls communications in the C-band frequency. New Dawn initiated and continues with efforts to deploy the west antenna reflector, however, Intelsat New Dawn’s C-band frequency remains inoperable. A Failure Review Board was established to determine the cause of the anomaly. The Failure Review Board completed its investigation in July 2011 and concluded that the deployment anomaly of the C-band reflector was most likely due to a malfunction of the reflector sunshield. As a result, the sunshield interfered with the ejection release mechanism and prevented the deployment of the C-band antenna. Despite the C-band antenna reflector anomaly, the Ku-band antenna reflector deployed and that portion of the satellite is operating as planned, entering service in June 2011.

In accordance with our policy and the guidance provided for under FASB ASC Topic 360, Property, Plant and Equipment, we review our long-lived assets for impairment whenever events and circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. The recoverability of an asset or asset group held and used is measured by a comparison of the carrying amount of the asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. When a satellite experiences an anomaly or other health related issues, we believe the lowest level of identifiable cash flows exists at the individual satellite level. Accordingly, in the second quarter of 2011, we performed an impairment review of our Intelsat New Dawn satellite and determined that there was no impairment of the carrying amount of the asset due to the expected cash flows to be generated by the Ku-band payload over the satellite’s expected useful life.

The Intelsat New Dawn satellite and its operations are financed primarily with non-recourse debt through a joint venture in which we are the majority shareholder (see Note 6 (c)—Investments—New Dawn). The New Dawn joint venture has indicated to its insurers that, assuming continued failure of the west antenna reflector to deploy, the New Dawn Joint Venture is reasonably likely to file a partial loss claim. All, or most, of the proceeds of any insurance claim will be used to pay down the New Dawn joint venture’s debt in accordance with New Dawn’s existing debt agreements (see Note 8—Long-Term Debt—New Dawn Credit Facilities).

Note 6	Investments

We have ownership interests in a number of entities which met the criteria of a Variable Interest Entity (“VIE”), including Horizons Holdings and WP Com, as defined below. We have a greater than 50% controlling ownership and voting interest in New Dawn and therefore consolidate the New Dawn joint venture. Horizons Holdings, as well as WP Com, are discussed in further detail below, including our analyses of the primary beneficiary determination as required under FASB ASC Topic 810, Consolidation (“FASB ASC 810”).

(a) WildBlue

Prior to December 15, 2009, we had a noncontrolling ownership interest of approximately 28% in WildBlue Communications, Inc. (“WildBlue”), a company offering broadband Internet access services in the continental United States via Ka-band satellite capacity. We accounted for our investment using the equity method of accounting. On December 15, 2009, we sold our ownership interest in WildBlue to Viasat Inc. through a non-cash transaction whereby we exchanged our interest in WildBlue for shares of Viasat Inc. common stock. During the first quarter of 2010, we sold all of our shares of Viasat Inc. common stock for $28.6 million, and recorded a $1.3 million gain on the sale within our condensed consolidated statement of operations during the six months ended June 30, 2010.

(b) Horizons Holdings

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

Under FASB ASC 810, we are required to reassess the primary beneficiary determination of Horizons Holdings on a recurring basis, as well as consider more qualitative factors when considering the primary beneficiary. Upon inception of the joint venture, we originally concluded that we were not the primary beneficiary of the joint venture and therefore did not consolidate Horizons Holdings. The assessment considered both quantitative and qualitative factors surrounding the joint venture, including which entity was more exposed to risk of loss or gain as well as other factors such as whether one partner of the joint venture had more voting power or other control of the joint venture. Horizons Holdings is set up with a joint 50/50 share of management authority as well as an equal share of the profits and revenues from Horizons-1 and Horizons-2. Therefore the equal share of quantitative and qualitative rights from the joint venture alone was not persuasive in defining a primary beneficiary. However, Horizons Holdings borrowed from JSAT a portion of the funds necessary to finance the construction of the Horizons-2 satellite. As a result, it was determined that we were not the primary beneficiary and would not consolidate Horizons Holdings. Rather, our investment is accounted for using the equity method of accounting. Subsequent to inception, there have been no events or revisions to the joint venture which would change our primary beneficiary determination. As of June 30, 2011, we continue to believe that we are not the primary beneficiary of the VIE and therefore we have not consolidated Horizons Holdings.

Horizons-1 owns and operates the Ku-band portion of the Horizons-1 satellite in the fixed satellite services sector, offering service to customers in the Asia-Pacific region. Through our investment in Horizons Holdings, we have an indirect 50% ownership interest in Horizons-1, an investment which is accounted for under the equity method of accounting. Our share of the results of Horizons-1 is included in other income, net in the accompanying condensed consolidated statements of operations and was income of $0.1 million for each of the six months ended June 30, 2010 and 2011. The investment balance of $9.8 million and $9.0 million as of December 31, 2010 and June 30, 2011, respectively, was included within other assets in the accompanying condensed consolidated balance sheets.

During each of the six months ended June 30, 2010 and 2011, we recorded expenses of $1.8 million in relation to the utilization of Ku-band satellite capacity from Horizons-1. Additionally, we provide tracking, telemetry and commanding (“TT&C”) and administrative services for the Horizons-1 satellite. We recorded revenue for these services of $0.3 million during each of the six months ended June 30, 2010 and 2011.

We also have a revenue share agreement with JSAT related to services sold on the Horizons-1 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. The payable due to JSAT was $1.9 million and $1.6 million as of December 31, 2010 and June 30, 2011, respectively.

On August 1, 2005, Intelsat Corporation (“Intelsat Corp”) formed a second satellite joint investment with JSAT to build and launch a Ku-band satellite, Horizons–2. The Horizons-2 satellite was launched in December 2007 and placed into service in February 2008. Similar to the Horizons-1 joint venture, we share an indirect 50/50 ownership and voting interest in Horizons-2 with JSAT through our investment in Horizons Holdings. However, unlike Horizons-1, JSAT loaned funds to the Horizons-2 joint venture for the construction of the satellite.

The total future joint investment obligation in Horizons-2 is estimated to be $87.7 million as of June 30, 2011, of which each of the joint venture partners is required to fund their 50% share. Our share of the results of Horizons-2 is included in other income (expense), net in the accompanying condensed consolidated statements of operations and was income of $0.2 million and a loss of $4.4 million during the six months ended June 30, 2010 and 2011, respectively. As of December 31, 2010 and June 30, 2011, the investment balance of $71.0 million and $65.0 million, respectively, was included within other assets in the accompanying condensed consolidated balance sheets.

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement. Pursuant to this agreement, we made contributions of $6.1 million during each of the six months ended June 30, 2010 and 2011. The joint venture has entered into a security and pledge agreement with JSAT and, pursuant to this agreement, granted a security interest in our contribution obligation to JSAT. Therefore, we have recorded this obligation as an indirect guarantee. We recorded a liability of $12.2 million within accrued liabilities as of December 31, 2010 and June 30, 2011, and a liability of $36.6 million and $30.5 million within other long-term liabilities as of December 31, 2010 and June 30, 2011, respectively, in the accompanying condensed consolidated balance sheets.

We provide TT&C and administrative services for the Horizons-2 satellite. We recorded revenue for these services of $0.4 million during each of the six months ended June 30, 2010 and 2011. During the six months ended June 30, 2010 and 2011, we recorded expenses of $3.4 million and $3.2 million, respectively, in relation to the utilization of satellite capacity for the Horizons-2 satellite.

We also have a revenue share agreement with JSAT related to services sold on the Horizons-2 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. The amount payable to JSAT was $1.5 million and $1.2 million as of December 31, 2010 and June 30, 2011, respectively.

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

New Dawn entered into a secured loan financing arrangement, which is non-recourse to New Dawn’s shareholders, including us and our wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions, on December 5, 2008 to obtain $215.0 million of financing to fund a portion of the cost of construction and launch of the new satellite (see Note 8—Long-Term Debt). In addition, we and Convergence Partners have agreed to make certain capital contributions to New Dawn in proportion to our respective ownership interests in New Dawn to fund a portion of these costs. Total equity contributions during the six months ended June 30, 2010 and 2011 were $4.1 million and $6.2 million, respectively, of which $3.1 million and $4.6 million were attributable to us with the remaining $1.0 million and $1.6 million contributed by Convergence Partners. New Dawn and its subsidiaries are unrestricted subsidiaries for purposes of our applicable indentures and credit agreements.

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

Convergence Partners has at its option the ability to require us to buy its ownership interest at fair value subsequent to the operations of New Dawn’s assets for a period as defined in the New Dawn Project Agreement. As a result of this option, as of each balance sheet date, we have reflected within mezzanine equity the estimated amount that we would pay to Convergence Partners if the option were exercised. This amount reflects the fair value analysis we performed at June 30, 2011, which resulted in a $19.2 million decrease in the fair value of the option during the six months ended June 30, 2011, reducing it to $0. This decrease reflects the impact of the C-band antenna reflector anomaly on the Intelsat New Dawn satellite (see Note 5(c)—Satellite Launch). The $19.2 million change in fair value is shown as an increase in our paid-in capital at June 30, 2011. We have assessed the significance of the Level 3 inputs to the overall valuation and have concluded that the valuation in its entirety is classified in Level 3 of the fair value hierarchy (see Note 2—Fair Value Measurements).

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

(d) WP Com

We have formed a joint venture with Corporativo W. Com S. de R.L. de C.V. (“Corporativo”) named WP Com, S. de R.L. de C.V. (“WP Com”). We own 49% of the voting equity shares and 88% of the economic interest in WP Com and Corporativo owns the remaining 51% of the voting equity shares. PanAmSat de Mexico, S. de R.L. de C.V. (“PAS de Mexico”) is a subsidiary of WP Com, 99.9% of which is owned by WP Com, with the remainder of the equity interest split between us and Corporativo. We formed WP Com to enable us to operate in Mexico, and PAS de Mexico acts as a reseller of our satellite services to customers in Mexico and, beginning in the second quarter of 2011, in Ecuador. Profits and losses of WP Com are allocated to the joint venture partners based upon the voting equity shares.

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

Note 7	Goodwill and Other Intangible Assets

The carrying amounts of goodwill and acquired intangible assets not subject to amortization consist of the following (in thousands):

	As of December 31, 2010	As of June 30, 2011
Goodwill	$6,780,827	$6,780,827
Trade name	70,400	70,400
Orbital locations	2,387,700	2,387,700

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

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consist of the following (in thousands):

	As of December 31, 2010			As of June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$743,760	$(376,455)	$367,305	$743,760	$(416,530)	$327,230
Customer relationships	534,030	(53,017)	481,013	534,030	(65,668)	468,362
Technology	2,700	(2,700)	—	2,700	(2,700)	—

Total	$1,280,490	$(432,172)	$848,318	$1,280,490	$(484,898)	$795,592

Intangible assets are amortized based on the expected pattern of consumption. We recorded amortization expense of $65.1 million and $52.7 million for the six months ended June 30, 2010 and 2011, respectively.

Note 8	Long-Term Debt

The carrying values and fair values of our notes payable and long-term debt were as follows (in thousands):

	As of December 31, 2010		As of June 30, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Intelsat S.A.:
6.5% Senior Notes due November 2013	$353,550	$368,152	$353,550	$372,995
Unamortized discount on 6.5% Senior Notes	(73,687)	—	(63,032)	—
7.625% Senior Notes due April 2012	485,841	510,133	—	—
Unamortized discount on 7.625% Senior Notes	(43,757)	—	—	—

Total Intelsat S.A. obligations	721,947	878,285	290,518	372,995

Intelsat Luxembourg:
11.25% Senior Notes due February 2017	2,805,000	3,064,463	2,805,000	3,001,350
11.5% / 12.5% Senior PIK Election Notes due February 2017	2,427,138	2,675,919	2,502,986	2,703,225

Total Intelsat Luxembourg obligations	5,232,138	5,740,382	5,307,986	5,704,575

Intelsat Jackson:
11.25% Senior Notes due June 2016	1,048,220	1,129,457	1,048,220	1,111,113
Unamortized premium on 11.25% Senior Notes	4,990	—	4,648	—
11.5% Senior Notes due June 2016	284,595	305,940	—	—
9.5% Senior Notes due June 2016	701,913	740,518	701,913	736,166
9.25% Senior Notes due June 2016	55,035	59,509	—	—
Senior Secured Credit Facilities due April 2018	—	—	3,250,000	3,258,775
Unamortized discount on Senior Secured Credit Facilities	—	—	(15,348)	—
Senior Unsecured Credit Facilities due February 2014	195,152	185,161	195,152	187,834
New Senior Unsecured Credit Facilities due February 2014	810,876	769,359	810,876	780,468
8.5% Senior Notes due November 2019	500,000	543,750	500,000	520,000
Unamortized discount on 8.5% Senior Notes	(3,845)	—	(3,698)	—
7.25% Senior Notes due October 2020	1,000,000	1,010,000	1,000,000	992,500
7.25% Senior Notes due April 2019	—	—	1,500,000	1,488,750
7.5% Senior Notes due April 2021	—	—	1,150,000	1,141,375

Total Intelsat Jackson obligations	4,596,936	4,743,694	10,141,763	10,216,981

Intermediate Holdco:
9.25% Senior Discount Notes due February 2015	4,545	4,681	—	—
9.5% Senior Discount Notes due February 2015	481,020	495,451	—	—

Total Intermediate Holdco obligations	485,565	500,132	—	—

Intelsat Sub Holdco:
8.5% Senior Notes due January 2013	850,346	852,472	—	—
8.875% Senior Notes due January 2015	681,012	699,740	—	—
Senior Secured Credit Facilities due July 2013	330,960	328,478	—	—
8.875% Senior Notes due January 2015, Series B	400,000	411,000	—	—
Unamortized discount on 8.875% Senior Notes	(63,050)	—	—	—

Total Intelsat Sub Holdco obligations	2,199,268	2,291,690	—	—

New Dawn:
Senior Secured Debt Facility	84,773	84,773	107,239	107,239
Mezzanine Facility Term Loan	62,819	62,819	79,850	79,850

New Dawn obligations	147,592	147,592	187,089	187,089

Intelsat Corp:
Senior Secured Credit Facilities due January 2014	1,715,522	1,709,517	—	—
Unamortized discount on Senior Secured Credit Facilities	(8,361)	—	—	—
Senior Secured Credit Facilities due July 2012	133,466	132,305	—	—
9.25% Senior Notes due August 2014	111,833	115,333	—	—
9.25% Senior Notes due June 2016	580,719	627,177	—	—

Total Intelsat Corp obligations	2,533,179	2,584,332	—	—

Total Intelsat S.A. long-term debt	15,916,625	$16,886,107	15,927,356	$16,481,640

Less:
Current portion of long-term debt	94,723		32,500

Total current portion	94,723		32,500

Total long-term debt, excluding current portion	$15,821,902		$15,894,856

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

Senior Secured Credit Facilities

On January 12, 2011, Intelsat Jackson Holdings S.A. (“Intelsat Jackson”), a wholly-owned subsidiary of Intelsat S.A., entered into a secured credit agreement (the “Intelsat Jackson Secured Credit Agreement”), which includes a $3.25 billion term loan facility maturing in April 2018 and a $500.0 million revolving credit facility with a five year maturity, and borrowed the full $3.25 billion under the term loan facility. The term loan facility requires regularly scheduled quarterly payments of principal equal to 0.25% of the original principal amount of the term loan beginning six months after January 12, 2011, with the remaining unpaid amount due and payable at maturity on April 2, 2018. Up to $350.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $70.0 million of the revolving credit facility is available for swingline loans. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. Intelsat Jackson is required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, at a rate per annum of 0.375%. As of June 30, 2011, Intelsat Jackson had $462.2 million (net of standby letters of credit) of availability remaining under its revolving credit facility. On August 3, 2011, we borrowed $200.0 million under the Intelsat Jackson revolving credit facility.

The Intelsat Jackson Secured Credit Agreement includes two financial covenants. Intelsat Jackson must maintain a consolidated secured debt to consolidated EBITDA ratio of less than or equal to 3.50 to 1.00 at the end of each fiscal quarter as well as a consolidated EBITDA to consolidated interest expense ratio of greater than or equal to 1.75 to 1.00 at the end of each fiscal quarter, in each case as such financial measures are defined in the Intelsat Jackson Secured Credit Agreement. We were in compliance with these financial maintenance covenant ratios with a consolidated secured debt to consolidated EBITDA ratio of 1.48 to 1.00 and a consolidated EBITDA to consolidated interest expense ratio of 2.75 to 1.00 as of June 30, 2011.

New Dawn Credit Facilities

On December 5, 2008, New Dawn entered into a $215.0 million secured financing arrangement with an eight year maturity that consists of senior and mezzanine term loan facilities. The credit facilities are non-recourse to New Dawn’s shareholders, including us and our wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions. During the six months ended June 30, 2011, New Dawn drew $35.2 million under this facility, primarily to fund the purchase of launch insurance for the launch of the Intelsat New Dawn satellite in the second quarter of 2011, and insurance on the satellite for five years in-orbit. The senior facility provides for a commitment of up to $125.0 million. The interest rate on term loans under the senior facility is the aggregate of the London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin between 3.0% and 4.0% and certain costs, if incurred. The mezzanine facility provides for a commitment of up to $90.0 million. The interest rate on term loans under the mezzanine facility is the aggregate of LIBOR plus an applicable margin between 5.3% and 6.3% and certain costs, if incurred. New Dawn is required to pay a commitment fee at a rate per annum of  1/2% on any unused commitments under the credit facilities. During the six months ended June 30, 2011, New Dawn paid $46.4 million for satellite related capital expenditures, and had aggregate outstanding borrowings of $187.1 million under its credit facilities as of June 30, 2011.

2011 Reorganization and 2011 Secured Loan Refinancing

On January 12, 2011, certain of our subsidiaries completed a series of internal transactions and related steps that reorganized the ownership of our assets among our subsidiaries and effectively combined the legacy businesses of Intelsat Subsidiary Holding Company S.A. (“Intelsat Sub Holdco”) and Intelsat Corp in order to simplify our operations and enhance our ability to transact business in an efficient manner (the “2011 Reorganization”). Also on January 12, 2011, Intelsat Jackson entered into the Intelsat Jackson Secured Credit Agreement as discussed above, and borrowed $3.25 billion under a term loan facility. Part of the net proceeds of the term loan, amounting to $2.4 billion, were contributed or loaned to Intelsat Corp, which used such funds to repay its existing indebtedness under Intelsat Corp’s senior secured facilities and to redeem Intelsat Corp’s 9  1/4% Senior Notes due 2016. Separately, Intelsat Corp also redeemed all of its 9  1/4% Senior Notes due 2014 and its 6  7/8% Senior Secured Debentures due 2028. In addition, Intelsat Jackson contributed approximately $330.2 million of the net proceeds of the new term loan to Intelsat Sub Holdco to repay all existing indebtedness under Intelsat Sub Holdco’s senior secured credit facilities. The entry into the Intelsat Jackson Secured Credit Agreement, the repayment of the existing indebtedness of Intelsat Corp and the repayment of all the secured existing indebtedness of Intelsat Sub Holdco are referred to collectively as the “2011 Secured Loan Refinancing”. In connection with the 2011 Secured Loan Refinancing, certain of our interest rate swaps were assigned by Intelsat Sub Holdco and Intelsat Corp to Intelsat Jackson, and are now secured by a first priority security interest in the collateral that also secures obligations under the Intelsat Jackson Secured Credit Agreement. Additionally, in connection with the 2011 Secured Loan Refinancing, we recognized a loss on early extinguishment of debt of $87.9 million during the first quarter of 2011, which consists of the difference between the carrying value of the Intelsat Corp and Intelsat Sub Holdco debt repaid and the total cash amount paid (including related fees), and a write-off of unamortized debt discounts and debt issuance costs.

2011 Notes Redemptions

On March 18, 2011, Intelsat S.A. redeemed all of the $485.8 million aggregate principal amount outstanding of its 7  5/8% Senior Notes due 2012. Additionally, on March 18, 2011, Intelsat Sub Holdco redeemed $225.0 million aggregate principal amount outstanding of its 8  1/2% Senior Notes due 2013 (the “2013 Sub Holdco Notes”). In connection with these redemptions, we recognized a loss on early extinguishment of $80.3 million during the first quarter of 2011, which consists of the difference between the carrying value of the Intelsat S.A. and Intelsat Sub Holdco debt repaid and the total cash paid (including related fees), and a write-off of unamortized debt discounts and debt issuance costs. On April 8, 2011, Intelsat Intermediate Holding Company S.A. (“Intermediate Holdco”) redeemed all of the $4.5 million aggregate principal amount outstanding of its 9  1/4% Senior Discount Notes due 2015.

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

As a result, all of the above series of notes were paid off in full and no third party debt remained outstanding at Intermediate Holdco and Intelsat Sub Holdco as of May 5, 2011. Additionally, in connection with the above transactions, we recognized a loss on early extinguishment of debt of $158.0 million during the three months ended June 30, 2011, which consists of the difference between the carrying value of the debt repaid or redeemed and the total cash amount paid (including related fees), and a write-off of unamortized debt discounts and debt issuance costs.

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

As of June 30, 2011 we held interest rate swaps with an aggregate notional amount of $2.3 billion which mature in 2013. These swaps were entered into as further described below to economically hedge the variability in cash flow on a portion of the floating-rate term loan under our senior secured and unsecured credit facilities, but have not been designated as hedges for accounting purposes. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest. On the interest rate reset date of June 14, 2011, the interest rate which the counterparties utilized to compute interest due to us was determined to be 0.2485%.

Additionally, as of June 30, 2011, New Dawn had two floating to fixed interest rate swaps to hedge future interest payments on loans under New Dawn’s senior and mezzanine term loan facilities. The first interest rate swap had varying notional amounts and matured on July 7, 2011. The second interest rate swap has an effective date of July 7, 2011, maturing on July 7, 2014, with a notional amount of $65.5 million for mezzanine loans and varying notional amounts for underlying senior loans. We receive an interest rate of three-month LIBOR and pay a fixed coupon of 3.72%. Both of these swaps were undesignated as hedges for accounting purposes.

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

All of these interest rate swaps were undesignated as of June 30, 2011. The swaps are marked-to-market quarterly with any change in fair value recorded within (gains) losses on derivative financial instruments in our condensed consolidated statements of operations. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of our derivatives. The fair value measurement of derivatives could result in either a net asset or a net liability position for us. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting arrangements as applicable and necessary. When the swaps are in a net liability position for us, the credit valuation adjustments are calculated by determining the total expected exposure of the derivatives, incorporating the current and potential future exposures and then applying an applicable credit spread to the exposure. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. The inputs utilized for our own credit spread are based on implied spreads from traded levels of our debt. Accordingly, as of June 30, 2011, we recorded a non-cash credit valuation adjustment of approximately $5.3 million as a reduction to our liability.

As of December 31, 2010 and June 30, 2011, $6.4 million was included in other current liabilities, and $141.4 million and $126.1 million was included in other long-term liabilities, respectively, within our condensed consolidated balance sheets related to the interest rate swaps.

Put Option Embedded Derivative Instrument

At the date of issuance of the 2015 Intelsat Sub Holdco Notes, Series B, we determined that these debt instruments contained a contingent put option clause within the host contract, which afforded the holders of the notes the option to require the issuer to repurchase such notes at 101% of their principal amount in the event of a change of control, as defined in the indenture governing the notes. In our evaluation of the financing arrangement, we concluded that the contingent put option required bifurcation in accordance with current accounting standards under FASB ASC Topic 815, Derivatives and Hedging, (“FASB ASC 815”). We therefore bifurcated the contingent put option and carried it as a derivative liability at fair value. We estimated the fair value of the derivative on the date of inception using a standard valuation technique, which places the most significant emphasis upon the estimated date and probability of a change of control and incorporated the issue price, maturity date and change of control put price. We subsequently revalued the derivative at the end of each reporting period, recognizing any change in fair value through earnings. The fair value of the embedded derivative was calculated as $4.3 million at December 31, 2010. As of May 5, 2011, we redeemed the entire $400 million aggregate principal amount outstanding of the 2015 Intelsat Sub Holdco Notes, Series B (see Note 8—Long-Term Debt for further discussion). Therefore, we derecognized the embedded derivative liability and the value at June 30, 2011 was $0. We recorded a gain of $4.3 million included in (gains) losses on derivative financial instruments in our condensed consolidated statement of operations during the six months ended June 30, 2011 to adjust the fair market value of the put option embedded derivative to $0.

In accordance with disclosure requirements provided under FASB ASC 815, we include the following tabular presentation, which sets forth the fair value of our derivatives by category (in thousands):

		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	December 31, 2010	June 30, 2011
Undesignated interest rate swaps	Other long-term liabilities	$141,411	$126,105
Undesignated interest rate swaps	Other current liabilities	6,404	6,445
Put option embedded derivative	Other long-term liabilities	4,295	—

Total derivatives		$152,110	$132,550

The following tabular presentation sets forth the effect of the derivative instruments on the condensed consolidated statements of operations (in thousands):

Derivatives not designated as hedging instruments	Presentation in Statements of Operations	Three Months Ended June 30, 2010	Three Months Ended June 30, 2011	Six Months Ended June 30, 2010	Six Months Ended June 30, 2011
Undesignated interest rate swaps	Losses on derivative financial instruments	$39,474	$20,522	$73,461	$23,103
Put option embedded derivative	Losses on derivative financial instruments	1,301	—	(2,819)	(4,295)

Total losses on derivative financial instruments		$40,775	$20,522	$70,642	$18,808

Note 10	Income Taxes

The majority of our operations are located in taxable jurisdictions, including Luxembourg, the United States and the United Kingdom. Our Luxembourg companies that file tax returns as a consolidated group generated a loss for the six months ended June 30, 2011. Due to our cumulative losses in recent years, and the inherent uncertainty associated with the realization of future taxable income in the foreseeable future, we recorded a full valuation allowance against the net operating losses generated in Luxembourg. The difference between tax expense (benefit) reported in the condensed consolidated statements of operations and tax computed at statutory rates is attributable to the valuation allowance on losses generated in Luxembourg, the provision for foreign taxes, which were principally in the United States and the United Kingdom, as well as withholding taxes on revenue earned in many of the foreign markets in which we operate.

Cash paid for income taxes, net of refunds, totaled $19.9 million and $14.8 million for the six months ended June 30, 2010 and 2011, respectively.

As of December 31, 2010 and June 30, 2011, our gross unrecognized tax benefits were $72.0 million and $58.9 million, respectively (including interest and penalties), of which $50.6 million and $41.6 million, respectively, if recognized, would affect our effective tax rate. As of December 31, 2010 and June 30, 2011, we had recorded reserves for interest and penalties in the amount of $5.7 million and $5.8 million, respectively. We continue to recognize interest and, to the extent applicable, penalties with respect to the unrecognized tax benefits as income tax expense. Since December 31, 2010, the change in the balance of unrecognized tax benefits consisted of a decrease of $13.0 million related to prior period tax positions.

During the first half of 2011, we released $14.3 million of liabilities related to withholding taxes resulting from certain sales in the Asia-Pacific market. These liabilities were previously recorded in accordance with FASB ASC 740, Income Taxes.

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

During the first half of 2011, the U.S. Internal Revenue Service began its audit of Intelsat Holding Corporation for the years ended December 31, 2008 and 2009. At this point in time, it is too early to anticipate the probability of any adjustments resulting from this audit.

Prior to August 20, 2004, Intelsat Corp, joined with The DIRECTV Group and General Motors Corporation in filing a consolidated U.S. federal income tax return. In April 2004, Intelsat Corp entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among Intelsat Corp and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify Intelsat Corp for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from Intelsat Corp regarding any liability for the federal or consolidated state or local income taxes of General Motors Corporation and The DIRECTV Group, except those income taxes Intelsat Corp is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corp for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on, or prior to, the day of the closing of the PanAmSat recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, Intelsat Corp’s tax exposure after indemnification related to these periods is capped at $15.0 million, of which $4.0 million has been paid to date. The tax separation agreement with The DIRECTV Group is effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates. As of December 31, 2010 and June 30, 2011, we had a tax indemnification receivable of $2.3 million.

Note 11	Contingencies

(a) Litigation and Claims

We are subject to litigation in the ordinary course of business. Management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

(b) LCO Protection

Most of the customer service commitments entered into prior to our privatization in 2001 were transferred to us pursuant to novation agreements. Certain of these agreements contain provisions, including provisions for lifeline connectivity obligation (“LCO”) protection, which constrain our ability to price services in some circumstances. Our LCO contracts require us to provide customers with the right to renew their service commitments covered by LCO contracts at prices no higher than the prices charged for those services on the privatization date. Under some circumstances, we may also be required by an LCO contract to reduce the price for a service commitment covered by the contract. LCO protection may continue until July 18, 2013. As of June 30, 2011, we had approximately $108.6 million of contracted backlog covered by LCO contracts and to date we have not been required to reduce prices for our LCO-protected service commitments. There can be no assurance that we will not be required to reduce prices in the future under our LCO commitments.

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

The geographic distribution of our revenue was as follows:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2011
North America	45%	47%
Europe	16%	16%
Africa and Middle East	18%	17%
Latin America and Caribbean	14%	14%
Asia Pacific	7%	6%

Approximately 4% of our revenue was derived from our largest customer during each of the three months ended June 30, 2010 and 2011. Our ten largest customers accounted for approximately 26% of our revenue for each of the three months ended June 30, 2010 and 2011.

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2011
North America	46%	46%
Europe	16%	16%
Africa and Middle East	18%	17%
Latin America and Caribbean	13%	14%
Asia Pacific	7%	7%

Approximately 4% of our revenue was derived from our largest customer during each of the six months ended June 30, 2010 and 2011. Our ten largest customers accounted for approximately 26% of our revenue for each of the six months ended June 30, 2010 and 2011.

Our revenues were derived from the following services, with Off-Network and Other Revenues shown separately from On-Network Revenues (in thousands, except percentages):

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2011		Six Months Ended June 30, 2010		Six Months Ended June 30, 2011
On-Network Revenues
Transponder services	$457,152	72%	$474,722	74%	$907,792	72%	$942,005	73%
Managed services	85,746	13%	70,895	11%	165,119	13%	147,637	12%
Channel	30,552	5%	26,723	4%	61,836	5%	54,019	4%

Total on-network revenues	573,450	90%	572,340	89%	1,134,747	90%	1,143,661	89%
Off-Network and Other Revenues
Transponder, MSS and other off-network services	53,278	9%	56,134	9%	102,852	9%	109,808	9%
Satellite-related services	8,558	1%	13,972	2%	18,827	1%	29,165	2%

Total off-network and other revenues	61,836	10%	70,106	11%	121,679	10%	138,973	11%

Total	$635,286	100%	$642,446	100%	$1,256,426	100%	$1,282,634	100%

Note 13	Related Party Transactions

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

(b) Monitoring Fee Agreements and Transaction Fees

Intelsat Luxembourg, our direct wholly-owned subsidiary, has a monitoring fee agreement dated February 4, 2008 (the “2008 MFA”) with BC Partners Limited and Silver Lake Management Company III, L.L.C. (together, the “2008 MFA parties”), pursuant to which the 2008 MFA parties provide certain monitoring, advisory and consulting services to Intelsat Luxembourg. We recorded expense for services associated with the 2008 MFA of $12.4 million during each of the six months ended June 30, 2010 and 2011.

(c) Ownership by Management

Certain directors, officers and key employees of Intelsat Global and its subsidiaries hold restricted shares, options and SCAs of Intelsat Global (see Note 3—Share-based and Other Compensation Plans). In the aggregate, these shares and arrangements outstanding as of June 30, 2011 provided for the issuance of approximately 12.7% of the voting equity of Intelsat Global on a fully diluted basis.

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

(e) Horizons Holdings

We have a 50% ownership interest in Horizons Holdings as a result of a joint venture with JSAT (see Note 6—Investments).

(f) New Dawn

We have a 74.9% ownership interest in New Dawn as a result of the New Dawn Project Agreement (see Note 6—Investments).

(g) WP Com

We have a 49% ownership interest in WP Com as a result of a joint venture with Corporativo (see Note 6—Investments).

(h) Receivable from Parent

We had a receivable from Intelsat Global as of December 31, 2010 and June 30, 2011 of $5.0 million and $5.9 million, respectively.

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

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non-Guarantors)	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,312	$1,128	$54,875	$223,484	$—	$281,799
Receivables, net of allowance	5,914	2	16	274,188	—	280,120
Deferred income taxes	—	—	—	23,063	—	23,063
Prepaid expenses and other current assets	4	12,497	241	37,988	—	50,730
Intercompany receivables	—	301,697	—	426,319	(728,016)	—

Total current assets	8,230	315,324	55,132	985,042	(728,016)	635,712

Satellites and other property and equipment, net	—	—	—	6,066,085	—	6,066,085
Goodwill	—	—	—	6,780,827	—	6,780,827
Non-amortizable intangible assets	—	—	—	2,458,100	—	2,458,100
Amortizable intangible assets, net	—	—	—	795,592	—	795,592
Investment in affiliates	(335,988)	4,832,094	15,304,687	75,033	(19,800,793)	75,033
Other assets	5,298	106,683	101,222	204,820	—	418,023

Total assets	$(322,460)	$5,254,101	$15,461,041	$17,365,499	$(20,528,809)	$17,229,372

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,139	$78	$272	$169,175	$—	$170,664
Accrued interest payable	3,830	227,953	122,127	1,692	—	355,602
Current portion of long-term debt	—	—	32,500	—	—	32,500
Deferred satellite performance incentives	—	—	—	17,520	—	17,520
Other current liabilities	—	—	3,646	133,759	—	137,405
Intercompany payables	482,235	—	245,781	—	(728,016)	—

Total current liabilities	487,204	228,031	404,326	322,146	(728,016)	713,691
Long-term debt, net of current portion	290,518	5,307,985	10,109,262	187,091	—	15,894,856
Deferred satellite performance incentives, net of current portion	—	—	—	125,166	—	125,166
Deferred revenue, net of current portion	—	—	—	594,975	—	594,975
Deferred income taxes	—	—	—	344,631	—	344,631
Accrued retirement benefits	—	—	—	243,002	—	243,002
Other long-term liabilities	—	53,358	115,359	244,516	—	413,233

Noncontrolling interest	—	—	—	—	—	—

Shareholder’s equity (deficit):
Ordinary shares	5,000	669,036	4,322,473	9,576,008	(14,567,517)	5,000
Other shareholder’s equity (deficit)	(1,105,182)	(1,004,309)	509,621	5,727,964	(5,233,276)	(1,105,182)

Total liabilities and shareholder’s equity	$(322,460)	$5,254,101	$15,461,041	$17,365,499	$(20,528,809)	$17,229,372

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

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non-Guarantors)	Consolidation and Eliminations	Consolidated

Revenue	$—	$—	$—	$642,449	$(3)	$642,446

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	101,059	—	101,059
Selling, general and administrative	669	6,519	320	47,639	—	55,147
Depreciation and amortization	—	—	—	194,354	—	194,354
Losses on derivative financial instruments	—	—	17,801	2,721	—	20,522

Total operating expenses	669	6,519	18,121	345,773	—	371,082

Income (loss) from operations	(669)	(6,519)	(18,121)	296,676	(3)	271,364
Interest expense, net	14,177	152,451	160,333	(1,100)	—	325,861
Loss on early extinguishment of debt	—	—	(28,963)	(128,990)	—	(157,953)
Subsidiary income (loss)	(198,519)	(36,238)	171,179	—	63,578	—
Other income, net	—	—	—	(1,298)	—	(1,298)

Income (loss) before income taxes	(213,365)	(195,208)	(36,238)	167,488	63,575	(213,748)
Provision for income taxes	—	—	—	734	—	734

Net income (loss)	(213,365)	(195,208)	(36,238)	166,754	63,575	(214,482)
Net loss attributable to noncontrolling interest	—	—	—	1,114	—	1,114

Net income (loss) attributable to Intelsat S.A.	$(213,365)	$(195,208)	$(36,238)	$167,868	$63,575	$(213,368)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non-Guarantors)	Consolidation and Eliminations	Consolidated

Revenue	$—	$—	$—	$635,286	$—	$635,286

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	100,531	—	100,531
Selling, general and administrative	890	6,153	(12)	46,430	—	53,461
Depreciation and amortization	—	—	—	201,189	—	201,189
Impairment of asset value	—	—	—	104,088	—	104,088
Losses on derivative financial instruments	—	—	15,739	25,036	—	40,775

Total operating expenses	890	6,153	15,727	477,274	—	500,044

Income (loss) from operations	(890)	(6,153)	(15,727)	158,012	—	135,242
Interest expense, net	32,097	153,516	77,795	86,254	—	349,662
Subsidiary income (loss)	(182,499)	(34,499)	10,271	—	206,727	—
Other income (loss), net	—	(1)	—	1,572	—	1,571

Income (loss) before income taxes	(215,486)	(194,169)	(83,251)	73,330	206,727	(212,849)
Provision for (benefit from) income taxes	(34,840)	(13,594)	(48,752)	66,249	—	(30,937)

Net income (loss)	(180,646)	(180,575)	(34,499)	7,081	206,727	(181,912)
Net loss attributable to noncontrolling interest	—	—	—	1,266	—	1,266

Net income (loss) attributable to Intelsat S.A.	$(180,646)	$(180,575)	$(34,499)	$8,347	$206,727	$(180,646)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non-Guarantors)	Consolidation and Eliminations	Consolidated

Revenue	$—	$—	$—	$1,282,637	$(3)	$1,282,634

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	206,082	—	206,082
Selling, general and administrative	1,594	12,845	576	91,731	—	106,746
Depreciation and amortization	—	—	—	389,356	—	389,356
(Gains) losses on derivative financial instruments	—	—	20,337	(1,529)	—	18,808

Total operating expenses	1,594	12,845	20,913	685,640	—	720,992

Income (loss) from operations	(1,594)	(12,845)	(20,913)	596,997	(3)	561,642
Interest expense, net	43,624	307,387	293,269	30,371	—	674,651
Loss on early extinguishment of debt	(78,960)	—	(28,963)	(218,260)	—	(326,183)
Subsidiary income (loss)	(304,785)	22,359	365,504	—	(83,078)	—
Other income, net	—	—	—	2,698	—	2,698

Income (loss) before income taxes	(428,963)	(297,873)	22,359	351,064	(83,081)	(436,494)
Benefit from income taxes	—	—	—	(6,253)	—	(6,253)

Net income (loss)	(428,963)	(297,873)	22,359	357,317	(83,081)	(430,241)
Net loss attributable to noncontrolling interest	—	—	—	1,275	—	1,275

Net income (loss) attributable to Intelsat S.A.	$(428,963)	$(297,873)	$22,359	$358,592	$(83,081)	$(428,966)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non-Guarantors)	Consolidation and Eliminations	Consolidated

Revenue	$—	$—	$—	$1,256,426	$—	$1,256,426

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	197,888	—	197,888
Selling, general and administrative	2,058	12,451	156	83,915	—	98,580
Depreciation and amortization	—	—	—	397,996	—	397,996
Impairment of asset value	—	—	—	110,625	—	110,625
Losses on derivative financial instruments	—	—	28,374	42,268	—	70,642

Total operating expenses	2,058	12,451	28,530	832,692	—	875,731

Income (loss) from operations	(2,058)	(12,451)	(28,530)	423,734	—	380,695
Interest expense, net	60,782	305,637	155,711	167,357	—	689,487
Subsidiary income (loss)	(258,409)	45,287	178,872	—	34,250	—
Other income, net	—	—	—	4,344	—	4,344

Income (loss) before income taxes	(321,249)	(272,801)	(5,369)	260,721	34,250	(304,448)
Provision for (benefit from) income taxes	(37,985)	(14,090)	(50,656)	83,623	—	(19,108)

Net income (loss)	(283,264)	(258,711)	45,287	177,098	34,250	(285,340)
Net loss attributable to noncontrolling interest	—	—	—	2,076	—	2,076

Net income (loss) attributable to Intelsat S.A.	$(283,264)	$(258,711)	$45,287	$179,174	$34,250	$(283,264)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non-Guarantors)	Consolidation and Eliminations	Consolidated

Cash flows from operating activities:	$(30,136)	$(255,417)	$(20,132)	$748,846	$—	$443,161

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	—	(412,710)	—	(412,710)
Repayment from (disbursements for) intercompany loans	—	—	(113,206)	1,480	111,726	—
Capital contribution to unconsolidated affiliates	—	—	—	(6,105)	—	(6,105)
Investment in subsidiaries	(3,100)	—	(4,993,408)	—	4,996,508	—
Dividend from affiliates	550,844	797,373	405,170	—	(1,753,387)	—
Other investing activities	—	—	—	2,261	—	2,261

Net cash provided by (used in) investing activities	547,744	797,373	(4,701,444)	(415,074)	3,354,847	(416,554)

Cash flows from financing activities:
Repayments of long-term debt	(485,841)	—	(339,630)	(5,289,423)	—	(6,114,894)
Proceeds from issuance of long-term debt	—	—	5,883,750	35,173	—	5,918,923
Proceeds from (repayment of) intercompany borrowing	—	—	(1,480)	113,206	(111,726)	—
Debt issuance costs	—	—	(69,307)	—	—	(69,307)
Payment of premium on early retirement of debt	(36,770)	—	(26,114)	(108,163)	—	(171,047)
Principal payments on deferred satellite performance incentives	—	—	—	(6,891)	—	(6,891)
Capital contribution from parent	—	—	—	4,996,508	(4,996,508)	—
Dividends to shareholders	—	(550,844)	(797,373)	(405,170)	1,753,387	—
Noncontrolling interest in New Dawn	—	—	—	1,558	—	1,558

Net cash provided by (used in) financing activities	(522,611)	(550,844)	4,649,846	(663,202)	(3,354,847)	(441,658)

Effect of exchange rate changes on cash and cash equivalents	—	(1)	—	3,921	—	3,920

Net change in cash and cash equivalents	(5,003)	(8,889)	(71,730)	(325,509)	—	(411,131)
Cash and cash equivalents, beginning of period	7,315	10,017	126,605	548,993	—	692,930

Cash and cash equivalents, end of period	$2,312	$1,128	$54,875	$223,484	$—	$281,799

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non-Guarantors)	Consolidation and Eliminations	Consolidated

Cash flows from operating activities:	$(34,462)	$(183,355)	$(86,809)	$697,752	$—	$393,126

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	—	(437,524)	—	(437,524)
Proceeds from sale of investment	—	—	—	28,594	—	28,594
Disbursements for intercompany loans	—	—	—	(228,545)	228,545	—
Capital contribution to unconsolidated affiliates	—	—	—	(6,105)	—	(6,105)
Investment in subsidiaries	(6,250)	—	—	—	6,250	—
Dividend from affiliates	3,000	3,000	58,440	—	(64,440)	—
Other investing activities	—	—	—	7,360	—	7,360

Net cash provided by (used in) investing activities	(3,250)	3,000	58,440	(636,220)	170,355	(407,675)

Cash flows from financing activities:
Repayments of long-term debt	—	—	—	(51,249)	—	(51,249)
Proceeds from issuance of long-term debt	—	—	—	23,462	—	23,462
Proceeds from intercompany borrowing	23,253	167,281	38,011	—	(228,545)	—
Debt issuance costs	(15,370)	—	—	—	—	(15,370)
Principal payments on deferred satellite performance incentives	—	—	—	(8,876)	—	(8,876)
Principal payments on capital lease obligations	—	—	—	(191)	—	(191)
Capital contribution from parent	18,000	—	—	6,250	(6,250)	18,000
Dividends to shareholders	—	(3,000)	(3,000)	(58,440)	64,440	—
Noncontrolling interest in New Dawn	—	—	—	1,031	—	1,031

Net cash provided by (used in) financing activities	25,883	164,281	35,011	(88,013)	(170,355)	(33,193)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(366)	—	(366)

Net change in cash and cash equivalents	(11,829)	(16,074)	6,642	(26,847)	—	(48,108)
Cash and cash equivalents, beginning of period	21,817	16,115	2,206	437,433	—	477,571

Cash and cash equivalents, end of period	$9,988	$41	$8,848	$410,586	$—	$429,463

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

Overview

We operate the world’s largest satellite services business, providing a critical layer in the global communications infrastructure. We generate more revenue, operate more satellite capacity, hold more orbital location rights, contract more backlog, serve more commercial customers and deliver services in more countries than any other commercial satellite operator. We provide diversified communications services to the world’s leading media companies, fixed and wireless telecommunications operators, data networking service providers for enterprise and mobile applications, multinational corporations and ISPs. We are also the leading provider of commercial satellite capacity to the U.S. government and other select military organizations and their contractors.

Our network solutions are a critical component of our customers’ infrastructures and business models. Our customers use our global network for a broad range of applications, from global distribution of content for media companies to providing the transmission layer for unmanned aerial vehicles to enabling essential network backbones for telecommunications providers. In addition, our satellite solutions provide higher reliability than is available from local terrestrial telecommunications services in many regions and allow our customers to reach geographies that they would otherwise be unable to serve.

2011 Reorganization and 2011 Secured Loan Refinancing

On January 12, 2011, certain of our subsidiaries completed a series of internal transactions and related steps that reorganized the ownership of our assets among our subsidiaries and effectively combined the legacy businesses of Intelsat Sub Holdco and Intelsat Corp in order to simplify our operations and enhance our ability to transact business in an efficient manner (the “2011 Reorganization”). Also on January 12, 2011, Intelsat Jackson entered into a secured credit agreement (the “Intelsat Jackson Secured Credit Agreement”) as discussed below in —Long Term Debt—Senior Secured Credit Facilities, and borrowed $3.25 billion under the term loan facility. Part of the net proceeds of the term loan, amounting to $2.4 billion, were contributed or loaned to Intelsat Corp, which used such funds to repay its existing indebtedness under Intelsat Corp’s senior secured credit facilities and to redeem Intelsat Corp’s 9  1/4% Senior Notes due 2016 (the “2016 Intelsat Corp Notes”). Separately, Intelsat Corp also redeemed all of its 9  1/4% Senior Notes due 2014 (the “2014 Intelsat Corp Notes”) and its 6  7/8% Senior Secured Debentures due 2028 (the “2028 Intelsat Corp Notes”). In addition, Intelsat Jackson contributed approximately $330.2 million of the net proceeds of the new term loan to Intelsat Sub Holdco to repay all existing indebtedness under Intelsat Sub Holdco’s senior secured credit facilities. The entry into the Intelsat Jackson Secured Credit Agreement, the repayment of the existing indebtedness of Intelsat Corp and the repayment of all the secured existing indebtedness of Intelsat Sub Holdco are referred to collectively as the “2011 Secured Loan Refinancing”. In connection with the 2011 Secured Loan Refinancing, certain of our interest rate swaps were assigned by Intelsat Sub Holdco and Intelsat Corp to Intelsat Jackson, and are now secured by a first priority security interest in the collateral that also secures obligations under the Intelsat Jackson Secured Credit Agreement. Additionally, in connection with the 2011 Secured Loan Refinancing, we recognized a loss on early extinguishment of debt of $87.9 million during the first quarter of 2011, which consists of the difference between the carrying value of the Intelsat Corp and Intelsat Sub Holdco debt repaid or redeemed and the total cash amount paid (including related fees), and a write-off of unamortized debt discounts and debt issuance costs.

2011 Notes Redemptions

On March 18, 2011, Intelsat S.A. redeemed all of the $485.8 million aggregate principal amount outstanding of its 7  5/8% Senior Notes due 2012 (the “2012 Intelsat S.A. Notes”). Additionally, on March 18, 2011, Intelsat Sub Holdco redeemed $225.0 million aggregate principal amount outstanding of its 8  1/2% Senior Notes due 2013 (the “2013 Sub Holdco Notes”). In connection with these redemptions, we recognized a loss on early extinguishment of $80.3 million during the first quarter of 2011, which consists of the difference between the carrying value of the Intelsat S.A. and Intelsat Sub Holdco debt redeemed and the total cash paid (including related fees), and a write-off of unamortized debt discounts and debt issuance costs. On April 8, 2011, Intermediate Holdco redeemed all of the $4.5 million aggregate principal amount outstanding of its 9  1/4% Senior Discount Notes due 2015 (the “2015 Intermediate Holdco Notes”). The redemptions of all of the outstanding 2012 Intelsat S.A. Notes and 2015 Intermediate Holdco Notes, and the redemption of $225.0 million of the 2013 Sub Holdco Notes, are referred to collectively as the “2011 Notes Redemptions”.

2011 Intelsat Jackson Notes Offering, Tender Offers and Additional Redemptions

On April 5, 2011, Intelsat Jackson completed an offering of $2.65 billion aggregate principal amount of senior notes (the “2011 Intelsat Jackson Notes Offering”), consisting of $1.5 billion aggregate principal amount of 7  1/4% Senior Notes due 2019 (the “2019 Intelsat Jackson Notes”) and $1.15 billion aggregate principal amount of 7  1/2% Senior Notes due 2021 (the “2021 Intelsat Jackson Notes” and collectively, the “New Jackson Notes”). The net proceeds were primarily used to repurchase in tender offers launched on March 21, 2011 and completed on April 15, 2011, and to subsequently redeem remaining outstanding amounts on May 5, 2011, of all of the Intermediate Holdco and Intelsat Sub Holdco notes and the Intelsat Jackson 9  1/4% Senior Notes due 2016 and 11  1/2% Senior Notes due 2016. As a result, no third party debt remained outstanding at Intermediate Holdco and Intelsat Sub Holdco as of May 5, 2011. Additionally, in connection with the above transactions, we recognized a loss on early extinguishment of debt of $158.0 million during the three months ended June 30, 2011, which consists of the difference between the carrying value of the debt repaid or redeemed and the total cash amount paid (including related fees), and a write-off of unamortized debt discounts and debt issuance costs.

Results of Operations

Three Months Ended June 30, 2010 and 2011

The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

			Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2011	Increase (Decrease)	Percentage Change
Revenue	$635,286	$642,446	$7,160	1%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	100,531	101,059	528	1
Selling, general and administrative	53,461	55,147	1,686	3
Depreciation and amortization	201,189	194,354	(6,835)	(3)
Impairment of asset value	104,088	—	(104,088)	NM
Losses on derivative financial instruments	40,775	20,522	(20,253)	(50)

Total operating expenses	500,044	371,082	(128,962)	(26)

Income from operations	135,242	271,364	136,122	NM
Interest expense, net	349,662	325,861	(23,801)	(7)
Loss on early extinguishment of debt	—	(157,953)	(157,953)	NM
Other income (expense), net	1,571	(1,298)	(2,869)	NM

Loss before income taxes	(212,849)	(213,748)	(899)	0
Provision for (benefit from) income taxes	(30,937)	734	31,671	NM

Net loss	(181,912)	(214,482)	(32,570)	18%
Net loss attributable to noncontrolling interest	1,266	1,114	(152)	(12)

Net loss attributable to Intelsat S.A.	$(180,646)	$(213,368)	$(32,722)	18%

Revenue

We earn revenue primarily by providing services over satellite transponder capacity to our customers. Our customers generally obtain satellite capacity from us by placing an order pursuant to one of several master customer service agreements. Our master customer service agreements offer different service types, including transponder services, managed services, and channel, which are all services that are provided on, or used to provide access to, our global network. We refer to these services as on-network services. Our customer agreements also cover services that we procure from third parties and resell, which we refer to as off-network services. These services can include transponder services and other satellite-based transmission services utilizing capacity procured from other operators, often in frequencies not available on our network. Under the category Off-Network and Other Revenues, we also include revenues from consulting and other services.

The following table sets forth our comparative revenue by service type, with Off-Network and Other Revenues shown separately from On-Network Revenues, for the periods shown (in thousands, except percentages):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2011	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$457,152	$474,722	$17,570	4%
Managed services	85,746	70,895	(14,851)	(17)
Channel	30,552	26,723	(3,829)	(13)

Total on-network revenues	573,450	572,340	(1,110)	(0)
Off-Network and Other Revenues
Transponder, MSS and other off-network services	53,278	56,134	2,856	5
Satellite-related services	8,558	13,972	5,414	63

Total off-network and other revenues	61,836	70,106	8,270	13

Total	$635,286	$642,446	$7,160	1%

Total revenue for the three months ended June 30, 2011 increased by $7.2 million, or 1%, as compared to the three months ended June 30, 2010. By service type, revenue increased or decreased due to the following:

On-Network Revenues:

•

Transponder services—an aggregate increase of $17.6 million, largely due to a $9.7 million increase resulting from growth in capacity sold by our Intelsat General business, and an $8.4 million increase in revenue from media customers primarily in the Europe and North America regions.

•

Managed services—an aggregate decrease of $14.9 million primarily due to a $6.3 million decrease in revenue from network services customers for Internet trunking and private line solutions primarily in the Africa and Middle East and the Asia-Pacific regions, a $5.6 million decrease in managed video services sold to media customers in the Asia Pacific, the Latin America and Caribbean and the Africa and Middle East regions in comparison to strong revenues during the comparable period in 2010 related to a global sporting event, and a $3.6 million decrease in solution-related hardware sold by our Intelsat General business to North American customers.

•	Channel—an aggregate decrease of $3.8 million related to a continued decline from the migration of point-to-point satellite traffic to fiber optic cables, a trend which we expect will continue.

Off-Network and Other Revenues:

•

Transponder, MSS and other Off-Network services—an aggregate increase of $2.9 million, primarily due to a $7.1 million increase in transponder services largely related to contracts being implemented by our Intelsat General business, partially offset by a $5.0 million decline in usage-based mobile satellite services (“MSS”) revenue.

•

Satellite-related services—an aggregate increase of $5.4 million, due primarily to an increase in professional fees earned for providing flight operations for third-party satellites and government professional services.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue increased by $0.5 million, or 1%, to $101.1 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The increase reflected $10.9 million of higher costs attributable to purchases of off-network FSS capacity services and other third party services, partially offset by a $7.0 million decline in the cost of equipment and MSS capacity primarily related to solutions sold by our Intelsat General business. This increase was offset by a decrease of $3.8 million in other expenses, primarily due to a reduction in satellite insurance costs in 2011 resulting from the expiration of prepaid in-orbit insurance coverage that was being amortized.

Selling, General and Administrative

Selling, general and administrative expenses increased by $1.7 million, or 3%, to $55.1 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The increase was largely due to $2.7 million in higher staff related expenses primarily related to non-cash compensation costs during the three months ended June 30, 2011 associated with the amended and restated Intelsat Global, Ltd. 2008 Share Incentive Plan, partially offset by a $1.0 million decrease in other miscellaneous expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased by $6.8 million, or 3%, to $194.4 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This decrease was primarily due to the following:

•	a decrease of $6.2 million in amortization expense primarily due to changes in the expected pattern of consumption of amortizable intangible assets; and

•

a decrease of $7.5 million in depreciation expense due to the timing of certain satellites becoming fully depreciated, the impairment of the Galaxy 15 satellite in 2010 and changes in estimated remaining useful lives of certain satellites; partially offset by

•	an increase of $5.1 million in depreciation expense resulting from the impact of satellites placed into service during the first quarter of 2011; and

•	a net increase of $1.8 million in depreciation expense due to the timing of ground and other assets placed in service or becoming fully depreciated.

Impairment of Asset Value

Impairment of asset value was $104.1 million for the three months ended June 30, 2010, with no similar charge during the three months ended June 30, 2011. The impairment charge incurred during the three months ended June 30, 2010 was due to the impairment of our Galaxy 15 satellite after an anomaly occurred in April 2010.

Losses on Derivative Financial Instruments

Losses on derivative financial instruments were $20.5 million for the three months ended June 30, 2011 compared to $40.8 million for the three months ended June 30, 2010. For the three months ended June 30, 2011, the loss on derivative financial instruments was exclusively related to the net loss on our interest rate swaps.

Interest Expense, Net

Interest expense, net consists of the gross interest expense we incur less the amount of interest we capitalize related to capital assets under construction and less interest income earned. As of June 30, 2011, we also held interest rate swaps with an aggregate notional amount of $2.3 billion to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities. The swaps have not been designated as hedges for accounting purposes. Interest expense, net decreased by $23.8 million, or 7%, to $325.9 million for the three months ended June 30, 2011, as compared to $349.7 million for the three months ended June 30, 2010. The decrease in interest expense, net was principally due to the following:

•

a decrease of $16.1 million in interest expense as a result of our refinancing activities, including the 2010 debt transactions and the various 2011 refinancing transactions, redemptions and offerings (see—Liquidity and Capital Resources—Long-Term Debt); and

•	a decrease of $9.4 million resulting from higher capitalized interest due to an increase in capitalized satellite related costs.

Non-cash items in interest expense, net were $15.0 million for the three months ended June 30, 2011, which were primarily associated with the amortization of deferred financing fees incurred as a result of new or refinanced debt and the amortization and accretion of discounts and premiums.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $158.0 million for the three months ended June 30, 2011, with no similar charge during the three months ended June 30, 2010. The 2011 loss relates to the repayment of debt in connection with the 2011 Intelsat Jackson Notes Offering, and the subsequent tender offers and additional redemptions. In April and May 2011, we repurchased or redeemed $2,527.0 million of Intelsat Sub Holdco, Intelsat Jackson and Intermediate Holdco notes for $2,604.4 million, excluding accrued and unpaid interest of $58.1 million (see —Liquidity and Capital Resources—Long-Term Debt—2011 Debt Transactions). The loss of $158.0 million was driven by a $77.4 million difference between the carrying value of the debt repurchased or redeemed and the total cash amount paid (including related fees), together with a write-off of $80.6 million of unamortized debt discounts and debt issuance costs.

Other Income (Expense), Net

Other expense, net was $1.3 million for the three months ended June 30, 2011 as compared to income of $1.6 million for the three months ended June 30, 2010. The decrease of $2.9 million was primarily due to a $4.7 million increase in equity method losses related to our equity method investments, offset by a $2.2 million increase in exchange rate gains, primarily related to our business conducted in Brazilian reais and euros.

Provision for (Benefit from) Income Taxes

Our provision for income taxes was $0.7 million for the three months ended June 30, 2011, as compared to a benefit from income taxes of $30.9 million for the three months ended June 30, 2010. The difference was principally due to the tax benefit associated with the Galaxy 15 satellite impairment charge during the three months ended June 30, 2010.

Cash paid for income taxes, net of refunds, totaled $13.5 million and $7.4 million for the three months ended June 30, 2010 and 2011, respectively.

Six Months Ended June 30, 2010 and 2011

The following table sets forth our comparative statements of operations for the period shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

			Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
	Six Months Ended June 30, 2010	Six Months Ended June 30, 2011	Increase (Decrease)	Percentage Change
Revenue	$1,256,426	$1,282,634	$26,208	2%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	197,888	206,082	8,194	4
Selling, general and administrative	98,580	106,746	8,166	8
Depreciation and amortization	397,996	389,356	(8,640)	(2)
Impairment of asset value	110,625	—	(110,625)	NM
Losses on derivative financial instruments	70,642	18,808	(51,834)	(73)

Total operating expenses	875,731	720,992	(154,739)	(18)

Income from operations	380,695	561,642	180,947	48
Interest expense, net	689,487	674,651	(14,836)	(2)
Loss on early extinguishment of debt	—	(326,183)	(326,183)	NM
Other income, net	4,344	2,698	(1,646)	(38)

Loss before income taxes	(304,448)	(436,494)	(132,046)	43
Benefit from income taxes	(19,108)	(6,253)	12,855	(67)

Net loss	(285,340)	(430,241)	(144,901)	51%
Net loss attributable to noncontrolling interest	2,076	1,275	(801)	(39)

Net loss attributable to Intelsat S.A.	$(283,264)	$(428,966)	$(145,702)	51%

Revenue

The following table sets forth our comparative revenue by service type, with Off-Network and Other Revenues shown separately from On-Network Revenues, for the periods shown (in thousands, except percentages):

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2011	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$907,792	$942,005	$34,213	4%
Managed services	165,119	147,637	(17,482)	(11)
Channel	61,836	54,019	(7,817)	(13)

Total on-network revenues	1,134,747	1,143,661	8,914	1
Off-Network and Other Revenues
Transponder, MSS and other off-network services	102,852	109,808	6,956	7
Satellite-related services	18,827	29,165	10,338	55

Total off-network and other revenues	121,679	138,973	17,294	14

Total	$1,256,426	$1,282,634	$26,208	2%

Total revenue for the six months ended June 30, 2011 increased by $26.2 million, or 2%, as compared to the six months ended June 30, 2010. By service type, revenue increased or decreased due to the following:

On-Network Revenues:

•

Transponder services—an aggregate increase of $34.2 million as a result of increased sales of capacity and strong renewals. The increase was primarily due to a $16.0 million increase resulting from increased sales of capacity sold by our Intelsat General business, a $12.7 million increase in revenue from media customers primarily in the Europe and the Latin America and Caribbean regions, and a $5.5 million increase in revenue from network services customers, for which the fastest growing regions were Latin America, Africa and Middle East and Europe.

•

Managed services—an aggregate decrease of $17.5 million primarily due to an $11.5 million decrease in revenue from network services customers for Internet trunking and private line solutions primarily in the Africa and Middle East and the Asia-Pacific regions, a $6.0 million decrease in managed video services sold to media customers in the Asia Pacific, the Latin America and Caribbean, the Europe and the Africa and Middle East regions, and a $1.9 million decrease in solution-related hardware sold by our Intelsat General business to North American customers.

•	Channel—an aggregate decrease of $7.8 million related to a continued decline from the migration of point-to-point satellite traffic to fiber optic cables, a trend which we expect will continue.

Off-Network and Other Revenues:

•

Transponder, MSS and other off-network services—an aggregate increase of $7.0 million, primarily due to a $16.3 million increase in transponder services largely related to contracts being implemented by our Intelsat General business, partially offset by an $11.9 million decline in usage-based MSS revenue.

•

Satellite-related services—an aggregate increase of $10.3 million, due primarily to an increase in professional fees earned for providing flight operations for third-party satellites and government professional services.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue increased by $8.2 million, or 4%, to $206.1 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase was primarily due to $20.3 million of higher costs attributable to FSS capacity services purchased and other third-party services, primarily related to products sold by our Intelsat General business, together with an increase of $3.3 million in staff related expenses. These increases were partially offset by a $10.1 million decrease in costs related to MSS capacity purchased, largely related to our Intelsat General business, and a decrease of $4.8 million in other expenses due to a reduction in satellite insurance costs in 2011 resulting from the expiration of prepaid in-orbit insurance coverage that was being amortized.

Selling, General and Administrative

Selling, general and administrative expenses increased by $8.2 million, or 8%, to $106.7 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase was largely due to $11.3 million in higher staff related expenses primarily related to non-cash compensation costs during the six months ended June 30, 2011 associated with the amended and restated Intelsat Global, Ltd. 2008 Share Incentive Plan, partially offset by a $3.1 million decrease in other miscellaneous expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased by $8.6 million, or 2%, to $389.4 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This decrease was primarily due to the following:

•	a decrease of $12.4 million in amortization expense primarily due to changes in the expected pattern of consumption of amortizable intangible assets; and

•

a decrease of $12.7 million in depreciation expense due to the timing of certain satellites becoming fully depreciated, the impairment of the IS-4 and Galaxy 15 satellites in 2010 and changes in estimated remaining useful lives of certain satellites; partially offset by

•	an increase of $12.8 million in depreciation expense resulting from the impact of satellites placed into service during the first quarter of 2010 and the first quarter of 2011; and

•	a net increase of $3.9 million in depreciation expense due to the timing of ground and other assets placed in service or becoming fully depreciated.

Impairment of Asset Value

Impairment of asset value was $110.6 million for the six months ended June 30, 2010, with no similar charges during the six months ended June 30, 2011. The charges incurred in the first half of 2010 included a $104.1 million non-cash impairment charge for the impairment of our Galaxy 15 satellite after an anomaly occurred in April 2010, as well as a $6.5 million non-cash impairment charge for the impairment of our IS-4 satellite, which was deemed unrecoverable after an anomaly occurred in February 2010.

Losses on Derivative Financial Instruments

Losses on derivative financial instruments were $18.8 million for the six months ended June 30, 2011 compared to $70.6 million for the six months ended June 30, 2010. For the six months ended June 30, 2011, the loss on derivative financial instruments was related to a $23.1 net loss on our interest rate swaps, offset by a $4.3 million gain on our put option embedded derivative related to the Intelsat Sub Holdco 8  7/8% Senior Notes due 2015, Series B (the “2015 Intelsat Sub Holdco Notes, Series B”).

Interest Expense, Net

Interest expense, net decreased by $14.8 million, or 2%, to $674.7 million for the six months ended June 30, 2011, as compared to $689.5 million for the six months ended June 30, 2010. The decrease in interest expense, net was principally due to the following:

•

a decrease of $4.3 million in interest expense as a result of our refinancing activities, including the 2010 debt transactions and the various 2011 refinancing transactions, redemptions and offerings (see—Liquidity and Capital Resources—Long-Term Debt); and

•	a decrease of $16.7 million resulting from higher capitalized interest due to an increase in capitalized satellite related costs; partially offset by

•

an increase of $3.8 million in interest expense associated with interest paid-in-kind that was accreted into the principal of the Intelsat Luxembourg 11  1/2%/12  1/2% Senior PIK Election Notes due 2017.

Non-cash items in interest expense, net were $59.1 million for the six months ended June 30, 2011 and included $23.1 million of payment-in-kind interest expense. The remaining non-cash interest expense was primarily associated with the amortization of deferred financing fees incurred as a result of new or refinanced debt and the amortization and accretion of discounts and premiums.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $326.2 million for the six months ended June 30, 2011, with no similar charges during the six months ended June 30, 2010. The 2011 loss relates to the repayment of debt in connection with various 2011 refinancings, redemptions, tender offers and offerings. In January 2011, we repurchased $2,849.3 million of Intelsat Corp and Intelsat Sub Holdco debt for $2,906.1 million, excluding accrued and unpaid interest of $8.7 million (see—Liquidity and Capital Resources—Long-Term Debt—2011 Debt Transactions—2011 Secured Loan Refinancing). In March 2011, we redeemed $710.8 million of Intelsat S.A. and Intelsat Sub Holdco debt for $747.6 million, excluding accrued and unpaid interest of $19.1 million (see—Liquidity and Capital Resources—Long-Term Debt—2011 Debt Transactions—2011 Notes Redemptions). In April and May 2011, we redeemed or repurchased $2,527.0 million of Intelsat Sub Holdco, Intelsat Jackson and Intermediate Holdco debt for $2,604.4 million, excluding accrued and unpaid interest of $58.1 million (see—Liquidity and Capital Resources—Long-Term Debt—2011 Debt Transactions—2011 Intelsat Jackson Notes Offering, Tender Offers and Additional Redemptions). The loss of $326.2 million was primarily driven by a $171.1 million difference between the carrying value of the debt repurchased, redeemed or repaid and the total cash amount paid (including related fees), together with a write-off of $155.1 million of unamortized debt discounts and debt issuance costs.

Other Income, Net

Other income, net was $2.7 million for the six months ended June 30, 2011 as compared to $4.3 million for the six months ended June 30, 2010. The decrease of $1.6 million was primarily due to a $4.7 million increase in equity method losses related to our equity method investments and a $1.3 million decrease related to a prior year gain on the sale of our Viasat, Inc. common stock with no comparable gain in the current year, offset by a $4.3 million increase in exchange rate gains, primarily related to our business conducted in Brazilian reais and euros.

Benefit from Income Taxes

Our benefit from income taxes was $6.3 million for the six months ended June 30, 2011, as compared to a benefit from income taxes of $19.1 million for the six months ended June 30, 2010. The decrease was principally due to the tax benefit associated with the Galaxy 15 satellite impairment charge during the six months ended June 30, 2010, with no comparable benefit during the six months ended June 30, 2011, and partially offset by a release of withholding tax liabilities resulting from certain sales in the Asia-Pacific region during the six months ended June 30, 2011, as well as the refinancing expenses and changes in the balance of deferred taxes as a result of the 2011 Reorganization.

Cash paid for income taxes, net of refunds, totaled $19.9 million and $14.8 million for the six months ended June 30, 2010 and 2011, respectively.

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

A reconciliation of net loss to EBITDA for the periods shown is as follows (in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2011	Six Months Ended June 30, 2010	Six Months Ended June 30, 2011
Net loss	$(181,912)	$(214,482)	$(285,340)	$(430,241)
Add (Subtract):
Interest expense, net	349,662	325,861	689,487	674,651
Loss on early extinguishment of debt	—	157,953	—	326,183
Provision for (benefit from) income taxes	(30,937)	734	(19,108)	(6,253)
Depreciation and amortization	201,189	194,354	397,996	389,356

EBITDA	$338,002	$464,420	$783,035	$953,696

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

A reconciliation of net loss to Intelsat S.A. EBITDA and Intelsat S.A. EBITDA to Intelsat S.A. Adjusted EBITDA is as follows (in thousands):

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2011
Net loss	$(285,340)	$(430,241)

Add (Subtract):
Interest expense, net (1)	689,487	674,651
Loss on early extinguishment of debt	—	326,183
Benefit from income taxes	(19,108)	(6,253)
Depreciation and amortization	397,996	389,356

Intelsat S.A. EBITDA	783,035	953,696

Add (Subtract):
Compensation and benefits (2)	(5,076)	4,857
Management fees (3)	12,356	12,433
Share in (gain) loss of unconsolidated affiliates (4)	(249)	4,469
Impairment of asset value (5)	110,625	—
Loss on derivative financial instruments (6)	70,642	18,808
Gain on sale of investment (7)	(1,261)	—
Non-recurring and other non-cash items (8)	9,708	6,230

Intelsat S.A. Adjusted EBITDA (9)	$979,780	$1,000,493

(1)	Includes $4.4 million and $4.6 million of satellite performance incentive interest expense for the six months ended June 30, 2010 and 2011, respectively.
(2)	Reflects non-cash expenses incurred relating to our equity compensation plans and a portion of the expenses related to our defined benefit retirement plan and other postretirement benefits.
(3)	Reflects expenses incurred in connection with the monitoring fee agreement to provide certain monitoring, advisory and consulting services to our subsidiaries.
(4)	Represents gains and losses under the equity method of accounting relating to our investment in Horizons Satellite Holdings, LLC.
(5)	Represents the first quarter 2010 non-cash write-off of our IS-4 satellite, which was deemed to be unrecoverable due to an anomaly, including a write-off of the related deferred performance incentive obligations, and a second quarter 2010 impairment charge related to Galaxy 15.
(6)	Represents (i) the changes in the fair value of the undesignated interest rate swaps, (ii) the difference between the amount of floating rate interest we receive and the amount of fixed rate interest we pay under such swaps and (iii) the change in the fair value of our put option embedded derivative related to the 2015 Intelsat Sub Holdco Notes, Series B, all of which are recognized in operating income.
(7)	Represents the gain on the sale of our shares of Viasat, Inc. common stock (received as consideration in the sale of our investment in WildBlue to Viasat, Inc.) during the six months ended June 30, 2010.
(8)	Reflects certain non-recurring gains and losses and non-cash items, including costs associated with the 2011 Reorganization, costs related to the migration of our jurisdiction of organization from Bermuda to Luxembourg and expense for services on the Galaxy 13/Horizons-1 and Horizons-2 satellites, partially offset by non-cash income related to the recognition of deferred revenue on a straight-line basis of certain prepaid capacity contracts.
(9)	Intelsat S.A. Adjusted EBITDA includes a $5.1 million credit and a $4.3 million expense incurred at Intelsat S.A. for employee salaries and benefits, office and operating costs and other expenses during the six months ended June 30, 2010 and 2011, respectively. Additionally, Intelsat S.A. Adjusted EBITDA includes $0.5 million of adjustments related to our non-controlling interests and our New Dawn Satellite Company Ltd. (“New Dawn”) subsidiary for the six months ended June 30, 2011.

Liquidity and Capital Resources

Overview

We are a highly leveraged company and our contractual obligations, commitments and debt service requirements over the next several years are significant. Our interest expense for the year December 31, 2010 was $1.38 billion, which included $342.0 million of non-cash interest expense. Our primary source of liquidity is cash generated from operations as well as existing cash. At June 30, 2011, cash and cash equivalents were approximately $281.8 million and our total indebtedness was approximately $15.9 billion. In addition, we also had $462.2 million available for borrowing under our senior secured revolving credit facility at June 30, 2011.

We currently expect to use cash on hand, cash flows from operations and availability under our senior secured credit facilities to fund our most significant cash outlays, including debt service requirements and capital expenditures, in the next twelve months, and expect such sources to be sufficient to fund our present requirements for the next twelve months. In addition, we may from time to time retain any future earnings to purchase, repay, redeem or retire any of our outstanding debt securities in privately negotiated or open market transactions, by tender offer or otherwise.

Cash Flow Items

Our cash flows consisted of the following for the periods shown (in thousands):

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2011
Net cash provided by operating activities	$393,126	$443,161
Net cash used in investing activities	(407,675)	(416,554)
Net cash used in financing activities	(33,193)	(441,658)
Net change in cash and cash equivalents	(48,108)	(411,131)

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased by $50.0 million during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. During the six months ended June 30, 2011, cash flows from operating activities reflected a $178.7 million cash inflow related to deferred revenue for amounts received from customers for long-term service contracts and a $12.0 million cash inflow from accounts payable and accrued liabilities largely due to the timing of interest payments. Additionally, cash flows from operating activities reflected a $31.5 million decrease due to the timing of cash collections on receivables, a $17.2 million cash outflow related to prepaid expenses primarily due to the prepayment of management fees and a $14.5 million cash outflow related to accrued retirement benefits primarily due to employer contributions to our defined benefit retirement plan in 2011.

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $8.9 million during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This increase in investing cash outflow was primarily related to the proceeds from the sale of our shares of Viasat, Inc. common stock of $28.6 million in the first half of 2010, with no similar transactions in 2011, partially offset by a decrease of $24.8 million in capital expenditures.

Net Cash Used in Financing Activities

Net cash used in financing activities increased by $408.5 million during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. During the six months ended June 30, 2011, cash flows from financing activities reflected the 2011 Secured Loan Refinancing and the 2011 Notes Redemptions, as discussed in—2011 Debt Transactions below. Net cash used in financing activities during the six months ended June 30, 2011 also included a $171.0 million payment of a premium related to the debt transactions noted above and $69.3 million of debt issuance costs related to these debt transactions.

Long-Term Debt

Senior Secured Credit Facilities

On January 12, 2011, Intelsat Jackson, a wholly-owned subsidiary of Intelsat S.A., entered into the Intelsat Jackson Secured Credit Agreement, which includes a $3.25 billion term loan facility maturing in April 2018 and a $500.0 million revolving credit facility with a five year maturity, and borrowed the full $3.25 billion available under the term loan facility. The term loan facility requires regularly scheduled quarterly payments of principal equal to 0.25% of the original principal amount of the term loan beginning six months after January 12, 2011, with the remaining unpaid amount due and payable at maturity on April 2, 2018. Up to $350.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $70.0 million of the revolving credit facility is available for swingline loans. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. Intelsat Jackson is required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, at a rate per annum of 0.375%. As of June 30, 2011, Intelsat Jackson had $462.2 million (net of standby letters of credit) of availability remaining under its revolving credit facility. On August 3, 2011, we borrowed $200.0 million under the Intelsat Jackson revolving credit facility.

The Intelsat Jackson Secured Credit Agreement includes two financial covenants. Intelsat Jackson must maintain a consolidated secured debt to consolidated EBITDA ratio of less than or equal to 3.50 to 1.00 at the end of each fiscal quarter as well as a consolidated EBITDA to consolidated interest expense ratio of greater than or equal to 1.75 to 1.00 at the end of each fiscal quarter, in each case as such financial measures are defined in the Intelsat Jackson Secured Credit Agreement. We were in compliance with these financial maintenance covenant ratios with a consolidated secured debt to consolidated EBITDA ratio of 1.48 to 1.00 and a consolidated EBITDA to consolidated interest expense ratio of 2.75 to 1.00 as of June 30, 2011. In the event we were to fail to comply with these financial maintenance covenant ratios and were unable to obtain waivers, we would default under the Intelsat Jackson Secured Credit Agreement, and the lenders under the Intelsat Jackson Secured Credit Agreement could accelerate our obligations thereunder, which would result in an event of default under our existing notes and the Intelsat Jackson Senior Unsecured Credit Agreements.

New Dawn Credit Facilities

On December 5, 2008, New Dawn entered into a $215.0 million secured financing arrangement with an eight year maturity that consists of senior and mezzanine term loan facilities. The credit facilities are non-recourse to New Dawn’s shareholders, including us and our wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions. During the six months ended June 30, 2011, New Dawn paid $46.4 million for satellite related capital expenditures, and as of June 30, 2011, it had aggregate outstanding borrowings of $187.1 million under its credit facilities.

2011 Debt Transactions

2011 Reorganization and 2011 Secured Loan Refinancing

On January 12, 2011, certain of our subsidiaries completed a series of internal transactions and related steps that reorganized the ownership of our assets among our subsidiaries and effectively combined the legacy businesses of Intelsat Sub Holdco and Intelsat Corp in order to simplify our operations and enhance our ability to transact business in an efficient manner. Also on January 12, 2011, Intelsat Jackson entered into the Intelsat Jackson Secured Credit Agreement as discussed above, and borrowed $3.25 billion under the term loan facility. Part of the net proceeds of the term loan, amounting to $2.4 billion, were contributed or loaned to Intelsat Corp, which used such funds to repay its existing indebtedness under Intelsat Corp’s senior secured credit facilities and to redeem the 2016 Intelsat Corp Notes. Separately, Intelsat Corp also redeemed the 2014 Intelsat Corp Notes and the 2028 Intelsat Corp Notes. In addition, Intelsat Jackson contributed approximately $330.2 million of the net proceeds of the new term loan to Intelsat Sub Holdco to repay all existing indebtedness under Intelsat Sub Holdco’s senior secured credit facilities. In connection with the 2011 Secured Loan Refinancing, certain of our interest rate swaps were assigned by Intelsat Sub Holdco and Intelsat Corp to Intelsat Jackson, and are now secured by a first priority security interest in the collateral that also secures obligations under the Intelsat Jackson Secured Credit Agreement.

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

As a result, all of the above series of notes were paid off in full and no third party debt remained outstanding at Intermediate Holdco and Intelsat Sub Holdco as of May 5, 2011. Additionally, in connection with the above transactions, we recognized a loss on early extinguishment of debt of $158.0 million during the three months ended June 30, 2011, which consists of the difference between the carrying value of the debt repaid or redeemed and the total cash amount paid (including related fees), and a write-off of unamortized debt discounts and debt issuance costs.

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

Contracted Backlog

We have historically had and currently have a substantial contracted backlog, which provides some assurance regarding our future revenue expectations. Contracted backlog is our expected future revenue under customer contracts, and includes both cancelable and non-cancelable contracts, although 95% of our backlog as of June 30, 2011 related to contracts that either were non-cancelable or were cancelable subject to substantial termination fees. In certain cases of breach for non-payment or customer bankruptcy, we may not be able to recover the full value of certain contracts or termination fees. Our contracted backlog includes 100% of the backlog of our consolidated ownership interests and includes our pro rata share of the backlog of our unconsolidated joint ventures, which is consistent with the accounting for our ownership interests in these entities (see Note 6—Investments in the accompanying notes to our condensed consolidated financial statements for further discussion). Our contracted backlog was approximately $9.8 billion as of June 30, 2011. This backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

Included in our contracted backlog at June 30, 2011 is $310.2 million of backlog associated with future revenue on our Intelsat New Dawn satellite related to C-band services. This satellite experienced an anomaly that prevented deployment of its C-band antenna reflector and the venture’s ability to provide service to its C-band customers (see “—Capital Expenditures” below for further discussion of the New Dawn C-band anomaly). The New Dawn venture is actively seeking to secure restoration capacity for its C-band customers. To the extent the anomaly continues and the New Dawn venture is unable to provide suitable alternative capacity for some or all of the C-band customers, those customers may terminate their service contracts. Therefore, it is likely that we would lose a substantial portion of the related contracted backlog of $310.2 million.

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

Payments for satellites and other property and equipment during the six months ended June 30, 2011 were $412.7 million, which included $46.4 million of payments made by New Dawn. On April 22, 2011, the Intelsat New Dawn satellite was launched into orbit. Subsequent to the launch, the satellite experienced an anomaly during the deployment of its west antenna reflector, which controls communications in the C-band frequency. The anomaly had not been experienced previously on other STAR satellites manufactured by Orbital Sciences Corporation (“OSC”), including those in the Intelsat fleet. The Ku-band antenna reflector deployed and that portion of the satellite is operating as planned, entering service in June 2011. A Failure Review Board was established to determine the cause of the anomaly. The Failure Review Board completed its investigation in July 2011 and concluded that the deployment anomaly of the C-band reflector was most likely due to a malfunction of the reflector sunshield. As a result, the sunshield interfered with the ejection release mechanism and prevented the deployment of the C-band antenna. Parallel efforts continue in an attempt to deploy the C-band reflector. The New Dawn Failure Review Board also recommended corrective actions for OSC satellites not yet launched to prevent reoccurrence of the anomaly. Appropriate corrective actions have been implemented on Intelsat 18 and will be implemented on Intelsat 23, our two satellites currently being manufactured by OSC. At present, it is not believed that any needed modifications would delay current launch expectations for those two satellites.

We have seven satellites in development that are expected to be launched from 2011 to 2013. In addition to these announced programs, we expect to procure one additional replacement satellite during this period. Our capital expenditures guidance includes capitalized interest, but excludes capital expenditures associated with the Intelsat New Dawn satellite. We expect our 2011 total capital expenditures to range from approximately $725 million to $800 million. Our annual capital expenditures for fiscal years 2012 and 2013 are expected to remain at a range of approximately $575 million to $650 million and $175 million to $250 million, respectively. We intend to fund our capital expenditure requirements through cash on hand, cash provided from operating activities and, if necessary, borrowings under our senior secured revolving credit facility.

Disclosures about Market Risk

See Item 3—Quantitative and Qualitative Disclosures About Market Risk.

Off-Balance Sheet Arrangements

On August 1, 2005, Intelsat Corp formed a second satellite joint investment with JSAT International, Inc. to build and launch a Ku-band satellite, Horizons-2. The Horizons-2 satellite was launched in December 2007 and placed into service in February 2008. Our investment is being accounted for using the equity method of accounting. The total future joint investment obligation in Horizons-2 is estimated to be $87.7 million as of June 30, 2011, of which each of the joint venture partners is required to fund their 50% share. Our share of the results of Horizons-2 is included in other income (expense), net in the accompanying condensed consolidated statements of operations and was income of $0.2 million and a loss of $4.4 million during the six months ended June 30, 2010 and 2011, respectively. As of December 31, 2010 and June 30, 2011, the investment balance of $71.0 million and $65.0 million, respectively, was included within other assets in the accompanying condensed consolidated balance sheets.

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with JSAT. Pursuant to this agreement, we made contributions of $6.1 million during each of the six months ended June 30, 2010 and 2011. The joint venture has entered into a security and pledge agreement with JSAT and, pursuant to this agreement, granted a security interest in our contribution obligation to JSAT. Therefore, we have recorded this obligation as an indirect guarantee. We recorded a liability of $12.2 million within accrued liabilities as of December 31, 2010 and June 30, 2011, and a liability of $36.6 million and $30.5 million within other long-term liabilities as of December 31, 2010 and June 30, 2011, respectively, in the accompanying condensed consolidated balance sheets.

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

Excluding interest rate swaps, approximately 72%, or $11.6 billion, of our debt as of June 30, 2011 was fixed-rate debt, compared to 79% as of December 31, 2010. This represents a 7% increase in floating-rate debt as of June 30, 2011, related to the 2011 Secured Loan Refinancing as discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources— Long-Term Debt— 2011 Debt Transactions—2011 Reorganization and 2011 Secured Loan Refinancing. While changes in interest rates impact the fair value of this debt, there is no impact to earnings or cash flows because we intend to hold these obligations to maturity unless market and other conditions are favorable.

As of June 30, 2011, we held interest rate swaps with an aggregate notional amount of $2.3 billion which mature in 2013. These swaps were entered into to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest. On June 30, 2011, the rate we would pay averaged 3.5% and the rate we would receive averaged 0.2%.

These interest rate swaps have not been designated for hedge accounting treatment in accordance with the Derivatives and Hedging topic of the Codification, as amended and interpreted, and the changes in fair value of these instruments will be recognized in earnings during the period of change. Assuming a one percentage point decrease in the prevailing forward yield curve, the fair value of our interest rate swap liability would increase to a liability of approximately $155.4 million from $128.9 million.

We perform interest rate sensitivity analyses on our variable-rate debt, including interest rate swaps, and cash and cash equivalents. These analyses indicate that a one percentage point change in interest rates would have had minimal impact on our condensed consolidated statements of operations and cash flows as of June 30, 2011. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair values.

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

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2011. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Document Description

4.1	Indenture for Intelsat Jackson Holdings S.A.’s 7 1/4% Senior Notes due 2019 and 7 1/2 % Senior Notes due 2021, dated as of April 5, 2011 among Intelsat Jackson Holdings S.A., as Issuer, Intelsat S.A. and Intelsat (Luxembourg) S.A., as Parent Guarantors, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2011).

4.2	Registration Rights Agreement dated as of April 5, 2011 by and among Intelsat Jackson Holdings S.A., as Issuer, Intelsat S.A. and Intelsat (Luxembourg) S.A., as Parent Guarantors, the subsidiary guarantors named therein, and Barclays Capital Inc., as Representative of the several initial purchasers named on Schedule I (incorporated by reference to Exhibit 4.2 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2011).

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Extension Schema Document. **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

*	Filed herewith.
**	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT S.A.

Date: August 4, 2011	By	/S/ DAVID MCGLADE
David McGlade
Deputy Chairman and Chief Executive Officer

Date: August 4, 2011	By	/S/ MICHAEL MCDONNELL
Michael McDonnell
Executive Vice President and Chief Financial Officer