Form 10-Q
period 2011-09-30
INTELSAT S.A.
filed 2011-11-08
CIK 1156871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 1, 2011, 5,000,000 common shares, par value $1.00 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTELSAT S.A.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31, 2010	As of September 30, 2011
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$692,930	$295,421
Receivables, net of allowance of $21,748 in 2010 and $22,345 in 2011	250,351	293,940
Deferred income taxes	24,090	23,180
Prepaid expenses and other current assets	31,817	53,278

Total current assets	999,188	665,819
Satellites and other property and equipment, net	5,997,283	6,179,780
Goodwill	6,780,827	6,780,827
Non-amortizable intangible assets	2,458,100	2,458,100
Amortizable intangible assets, net	848,318	769,230
Other assets	508,651	429,797

Total assets	$17,592,367	$17,283,553

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$140,984	$87,680
Taxes payable	2,342	—
Employee related liabilities	35,217	37,346
Accrued interest payable	403,446	336,259
Current portion of long-term debt	94,723	57,420
Deferred satellite performance incentives	16,693	17,513
Deferred revenue	79,845	71,115
Other current liabilities	67,584	64,521

Total current liabilities	840,834	671,854
Long-term debt, net of current portion	15,821,902	15,941,763
Deferred satellite performance incentives, net of current portion	132,884	121,287
Deferred revenue, net of current portion	407,103	687,999
Deferred income taxes	484,076	312,564
Accrued retirement benefits	257,455	239,740
Other long-term liabilities	326,531	361,218
Redeemable noncontrolling interest	18,621	1,985
Commitments and contingencies (Note 11)
Shareholder’s deficit:
Ordinary shares, $1.00 par value, 100,000,000 shares authorized and 5,000,000 shares issued and outstanding at December 31, 2010 and September 30, 2011	5,000	5,000
Paid-in capital	1,548,380	1,568,198
Accumulated deficit	(2,175,814)	(2,605,222)
Accumulated other comprehensive loss	(76,507)	(73,565)

Total Intelsat S.A. shareholder’s deficit	(698,941)	(1,105,589)
Noncontrolling interest	1,902	50,732

Total liabilities and shareholder’s deficit	$17,592,367	$17,283,553

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011
Revenue	$644,256	$652,881	$1,900,683	$1,935,515
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	104,732	110,668	302,620	316,749
Selling, general and administrative	46,009	50,767	144,589	157,516
Depreciation and amortization	198,993	193,841	596,989	583,196
Impairment of asset value	—	—	110,625	—
Losses on derivative financial instruments	19,950	5,356	90,592	24,163

Total operating expenses	369,684	360,632	1,245,415	1,081,624

Income from operations	274,572	292,249	655,268	853,891
Interest expense, net	345,531	317,433	1,035,018	992,084
Loss on early extinguishment of debt	(75,805)	—	(75,805)	(326,183)
Earnings (loss) from previously unconsolidated affiliates	127	(20,188)	377	(24,658)
Other income, net	3,473	585	7,566	7,753

Loss before income taxes	(143,164)	(44,787)	(447,612)	(481,281)
Benefit from income taxes	(35,811)	(42,678)	(54,919)	(48,931)

Net loss	(107,353)	(2,109)	(392,693)	(432,350)
Net loss attributable to noncontrolling interest	953	1,667	3,029	2,942

Net loss attributable to Intelsat S.A.	$(106,400)	$(442)	$(389,664)	$(429,408)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011
Cash flows from operating activities:
Net loss	$(392,693)	$(432,350)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	596,989	583,196
Impairment of asset value	110,625	—
Provision for doubtful accounts	4,120	5,315
Foreign currency transaction gain	(1,419)	(2,905)
Loss on disposal of assets	343	829
Share-based compensation expense	(4,645)	3,956
Deferred income taxes	(49,656)	(53,026)
Amortization of discount, premium, issuance costs and other non-cash items	72,584	49,238
Interest paid-in-kind	203,715	23,130
Loss on early extinguishment of debt	73,247	326,183
(Earnings) loss from previously unconsolidated affiliates	(377)	24,658
Gain on sale of investment	(1,261)	—
Unrealized (gains) losses on derivative financial instruments	43,257	(35,179)
Other non-cash items	2,602	5,178
Changes in operating assets and liabilities:
Receivables	11,477	(36,694)
Prepaid expenses and other assets	(61,397)	(19,809)
Accounts payable and accrued liabilities	(36,788)	(13,481)
Deferred revenue	89,984	267,845
Accrued retirement benefits	(2,995)	(17,715)
Other long-term liabilities	(36,692)	(5,149)

Net cash provided by operating activities	621,020	673,220

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(683,349)	(615,113)
Proceeds from sale of investment	28,594	—
Capital contributions to previously unconsolidated affiliates	(12,209)	(12,209)
Other investing activities	9,585	6,710

Net cash used in investing activities	(657,379)	(620,612)

Cash flows from financing activities:
Repayments of long-term debt	(745,589)	(6,323,019)
Proceeds from issuance of long-term debt	1,023,465	6,119,425
Debt issuance costs	(32,063)	(69,339)
Capital contribution from parent	18,000	—
Payment of premium on early retirement of debt	(44,118)	(171,047)
Noncontrolling interest in New Dawn	1,035	1,734
Principal payments on deferred satellite performance incentives	(11,946)	(10,776)
Principal payments on capital lease obligations	(191)	—

Net cash provided by (used in) financing activities	208,593	(453,022)

Effect of exchange rate changes on cash and cash equivalents	1,419	2,905

Net change in cash and cash equivalents	173,653	(397,509)
Cash and cash equivalents, beginning of period	477,571	692,930

Cash and cash equivalents, end of period	$651,224	$295,421

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$767,790	$921,812
Income taxes paid, net of refunds	31,997	19,454
Supplemental disclosure of non-cash investing activities:
Accrued capital expenditures	$122,661	$34,181

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2011

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

The following tables present assets and liabilities measured and recorded at fair value in our condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy (in thousands), excluding long-term debt (see Note 8—Long-Term Debt):

		Fair Value Measurements at December 31, 2010
Description	As of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities(1)	$5,949	$5,949	$—	$—

Total assets	$5,949	$5,949	$—	$—

Liabilities
Undesignated interest rate swaps	$147,815	$—	$147,815	$—
Embedded derivative	4,295	—	—	4,295
Redeemable noncontrolling interest	18,621	—	—	18,621

Total liabilities	$170,731	$—	$147,815	$22,916

		Fair Value Measurements at September 30, 2011
Description	As of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities(1)	$5,179	$5,179	$—	$—

Total assets	$5,179	$5,179	$—	$—

Liabilities
Undesignated interest rate swaps	$115,369	$—	$115,369	$—
Redeemable noncontrolling interest	1,985	—	—	1,985

Total liabilities	$117,354	$—	$115,369	$1,985

(1)	The cost basis of our available-for-sale marketable securities was $6.3 million at December 31, 2010 and $5.9 million at September 30, 2011. We sold marketable securities with a cost basis of $0.4 million during the nine months ended September 30, 2011 and recorded a gain on the sale of $0.02 million, which was included within other income, net in our condensed consolidated statement of operations.

The following tables present the activity for those items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC 820 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Redeemable Noncontrolling Interest(1)	Embedded Derivative		Total
Balance at December 31, 2009	$8,884	$14,600		$23,484
Contributions	1,128	—		1,128
Mark to market valuation adjustment	10,908	(10,305)		603
Net loss attributable to noncontrolling interest	(2,299)	—		(2,299)

Balance at December 31, 2010	$18,621	$4,295		$22,916

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Redeemable Noncontrolling Interest(1)	Embedded Derivative		Total
Balance at December 31, 2010	$18,621	$4,295		$22,916
Contributions	1,558	—		1,558
Mark to market valuation adjustment	(3,657)	(4,295	)(2)	(7,952)
Net loss attributable to noncontrolling interest	(82)	—		(82)

Balance at March 31, 2011	16,440	—		16,440

Mark to market valuation adjustment	(15,511)	—		(15,511)
Net loss attributable to noncontrolling interest	(929)	—		(929)

Balance at June 30, 2011	$—	$—		$—

Contributions	176	—		176
Mark to market valuation adjustment	3,306	—		3,306
Net loss attributable to noncontrolling interest	(1,497)	—		(1,497)

Balance at September 30, 2011	$1,985	$—		$1,985

(1)	In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity (“FASB ASC 480”), regarding the classification and measurement of redeemable securities, we mark to market the fair value of the noncontrolling interest in our joint venture investment in New Dawn Satellite Company Ltd. (“New Dawn”) (see Note 6 – Investments – (c) New Dawn).
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

The fair value measurement of our Galaxy 15 satellite as of September 30, 2010, in conjunction with its related anomaly, was considered by us to be within Level 3 of the fair value hierarchy, as the most significant inputs were derived utilizing our internally prepared budgets and forecast information, which we believe a market participant would use in pricing such an asset. The estimated fair value was determined based on a probability weighted discounted cash flow analysis and was discounted at an appropriate weighted average cost of capital. During the second quarter of 2010, this long-lived asset was written down to a fair value of $35.0 million from its carrying value of $139.1 million, and continues to be depreciated. In accordance with the FASB ASC Topic 360, Property, Plant and Equipment, regarding the impairment or disposal of long-lived assets, we recorded an impairment charge of $104.1 million, which was included in our condensed consolidated statements of operations for the nine months ended September 30, 2010 (see Note 5(b) —Satellites and Other Property and Equipment—Impairment of Asset Value).

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

During the nine months ended September 30, 2011, Intelsat Global granted 14,400 Class A share options, and repurchased 4,917 vested Class A rollover options, 3,044 vested Class A restricted shares, 1,887 vested Class A share options and 12,873 vested Class B common shares. We recorded compensation expense of $4.0 million during the nine months ended September 30, 2011, and a credit to compensation expense of $4.6 million during the nine months ended September 30, 2010, related to our share-based awards.

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

The defined benefit retirement plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. We expect that our future contributions to the defined benefit retirement plan will be based on the minimum funding requirements of the Internal Revenue Code and on the plan’s funded status. Any significant decline in the fair value of our defined benefit retirement plan assets or other adverse changes to the significant assumptions used to determine the plan’s funded status would negatively impact its funded status and could result in increased funding in future periods. The impact on the funded status as of October 1, the plan’s annual measurement date, is determined based upon market conditions in effect when we completed our annual valuation. During the nine months ended September 30, 2011, we made contributions to the defined benefit retirement plan of $21.7 million. We anticipate that we will make additional contributions of approximately $4.6 million to the defined benefit retirement plan during the remainder of 2011. We fund the postretirement medical benefits throughout the year based on benefits paid. We anticipate that our contributions to fund postretirement medical benefits in 2011 will be approximately $4.2 million.

Included in accumulated other comprehensive loss at September 30, 2011 is $114.6 million ($72.6 million, net of tax) that has not yet been recognized in net periodic pension cost, which includes the amortization of unrecognized prior service credits and unrecognized actuarial losses.

Net periodic pension benefit costs included the following components (in thousands):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011
Service cost	$726	$775	$2,179	$2,326
Interest cost	5,221	5,015	15,661	15,044
Expected return on plan assets	(4,855)	(4,932)	(14,566)	(14,796)
Amortization of unrecognized prior service credit	(43)	(43)	(129)	(129)
Amortization of unrecognized net loss	910	1,715	2,731	5,146

Net periodic costs	$1,959	$2,530	$5,876	$7,591

Net periodic other postretirement benefit costs included the following components (in thousands):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011
Service cost	$138	$113	$414	$339
Interest cost	1,232	1,267	3,696	3,802

Total costs	$1,370	$1,380	$4,110	$4,141

(b) Other Retirement Plans

We maintain two defined contribution retirement plans, qualified under the provisions of Section 401(k) of the Internal Revenue Code, for our employees in the United States. We recognized compensation expense for these plans of $4.6 million and $5.4 million during the nine months ended September 30, 2010 and 2011, respectively. We also maintain other defined contribution retirement plans in several non-U.S. jurisdictions, but such plans are not material to our financial position or results of operations.

Note 5    Satellites and Other Property and Equipment

(a) Satellites and Other Property and Equipment, net

Satellites and other property and equipment, net were comprised of the following (in thousands):

	As of December 31, 2010	As of September 30, 2011
Satellites and launch vehicles	$7,145,919	$7,740,931
Information systems and ground segment	429,888	456,996
Buildings and other	282,633	279,457

Total cost	7,858,440	8,477,384
Less: accumulated depreciation	(1,861,157)	(2,297,604)

Total	$5,997,283	$6,179,780

Satellites and other property and equipment are stated at cost, with the exception of satellites that have been impaired. Satellites and other property and equipment acquired as part of an acquisition are based on their fair value at the date of acquisition.

Satellites and other property and equipment, net as of December 31, 2010 and September 30, 2011 included construction-in-progress of $1.6 billion. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $69.8 million and $95.1 million were capitalized during the nine months ended September 30, 2010 and 2011, respectively.

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

(b) Impairment of Asset Value

On February 1, 2010, our IS-4 satellite experienced an anomaly of its backup satellite control processor (“SCP”). The anomaly caused this satellite to be deemed unrecoverable, resulting in a net non-cash impairment charge in February 2010 of $6.5 million to write off the remaining carrying value of the satellite, which was not insured, and the related deferred performance incentive obligations. Launched in 1995, IS-4 was expected to reach its end of service life later in 2010. IS-4 had previously experienced the failure of its primary SCP and was operating on its backup SCP.

On April 5, 2010, our Galaxy 15 satellite experienced an anomaly resulting in our inability to command the satellite. We transitioned all media traffic on this satellite to our Galaxy 12 satellite, which was our designated in-orbit spare satellite for the North America region. Galaxy 15 is a Star-2 satellite manufactured by Orbital Sciences Corporation. When the anomaly occurred there was substantial uncertainty as to our ability to recover use of the satellite and, accordingly, we recognized a $104.1 million non-cash impairment charge related to Galaxy 15 during the second quarter of 2010. On December 23, 2010, we recovered command of the spacecraft and we began diagnostic testing and uploading of software updates that protect against future anomalies of this type. In February 2011, Galaxy 15 initiated a drift to 133.1° west longitude and returned to service as an in-orbit spare. In October 2011, media traffic was transferred from Galaxy 12 back to Galaxy 15 and it resumed normal service.

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

The Intelsat New Dawn satellite and its operations are financed primarily with non-recourse debt through a joint venture in which we are the majority shareholder (see Note 6 (c)—Investments—New Dawn). The New Dawn joint venture has indicated to its insurers that, assuming continued failure of the west antenna reflector to deploy, the New Dawn Joint Venture is reasonably likely to file a partial loss claim. All or most of the proceeds of any insurance claim will be used to pay down the New Dawn joint venture’s debt in accordance with New Dawn’s existing debt agreements (see Note 8—Long-Term Debt—New Dawn Credit Facilities).

On October 5, 2011, we successfully launched our IS-18 satellite into orbit. This satellite will replace Intelsat 701 at 180° east longitude and will provide capacity to enable enhanced direct-to-home coverage and network services throughout the Pacific Ocean region via Ku-band and C-band platforms. In-orbit testing on IS-18 is complete and the satellite has completed its drift to the 180° east orbital location, where it will enter into service in November 2011.

Note 6    Investments

We have ownership interests in a number of entities which met the criteria of a Variable Interest Entity (“VIE”), including Horizons Satellite Holdings, LLC (“Horizons Holdings”) and WP Com, S. de R.L. de C.V. (“WP Com”). We have a greater than 50% controlling ownership and voting interest in New Dawn and therefore consolidate the New Dawn joint venture. Horizons Holdings, as well as WP Com, are discussed in further detail below, including our analyses of the primary beneficiary determination as required under FASB ASC Topic 810, Consolidation (“FASB ASC 810”).

(a) WildBlue Communications, Inc.

Prior to December 15, 2009, we had a noncontrolling ownership interest of approximately 28% in WildBlue Communications, Inc. (“WildBlue”), a company offering broadband Internet access services in the continental United States via Ka-band satellite capacity. We accounted for our investment using the equity method of accounting. On December 15, 2009, we sold our ownership interest in WildBlue to Viasat Inc. (“Viasat”) through a non-cash transaction whereby we exchanged our interest in WildBlue for shares of Viasat common stock. During the first quarter of 2010, we sold all of our shares of Viasat common stock for $28.6 million, and recorded a $1.3 million gain on the sale within our condensed consolidated statement of operations during the nine months ended September 30, 2010.

(b) Horizons Holdings

We have a joint venture with JSAT International, Inc. (“JSAT”), a leading satellite operator in the Asia-Pacific region. The joint venture is named Horizons Satellite Holdings, LLC and consists of two investments: Horizons-1 Satellite LLC (“Horizons-1”) and Horizons-2 Satellite LLC (“Horizons-2”). We provide certain services to the joint venture and utilize capacity from the joint venture.

Under FASB ASC 810, we are required to reassess the primary beneficiary determination of Horizons Holdings on a recurring basis, as well as consider qualitative factors when identifying the primary beneficiary. Upon inception of the joint venture, we originally concluded that we were not the primary beneficiary, and therefore, did not consolidate Horizons Holdings. The assessment considered both quantitative and qualitative factors surrounding the joint venture, including which entity had more voting power or other control of the joint venture as well as whether either entity was exposed to risk of loss or gain. Horizons Holdings was set up with a joint 50/50 share of management authority and equal rights to profits and revenues from Horizons-1 and Horizons-2. However, Horizons Holdings borrowed from JSAT a portion of the funds necessary to finance the construction of the Horizons-2 satellite. As a result, it was initially determined that we were not the primary beneficiary and therefore would not consolidate Horizons Holdings. Our investment was accounted for using the equity method of accounting. Prior to September 30, 2011, there had been no events or revisions to the joint venture that changed our primary beneficiary determination.

On September 30, 2011, Intelsat and JSAT amended the joint venture agreement relating to their investment in Horizons Holdings (the “Horizons Amendment”), and as a result, we re-evaluated the primary beneficiary determination. Pursuant to the Horizons Amendment, the Horizons-2 satellite will be relocated to 85° east longitude and decisions relating to any future relocation of the Horizons-2 satellite will be effectively controlled by us. We believe satellite location is the most significant driver of Horizons Holdings’ economic performance. Additionally, the Horizons-1 satellite is the less significant asset of the joint venture. As a result, we determined that we became the primary beneficiary of Horizons Holdings as of September 30, 2011. In accordance with FASB ASC 810, as the primary beneficiary, we have consolidated Horizons Holdings within our condensed consolidated financial statements, net of eliminating entries, as of September 30, 2011.

In accordance with FASB ASC 810, the initial consolidation of a VIE that is a business is considered a business combination and should be accounted for in accordance with the provisions in FASB ASC Topic 805, Business Combinations (“FASB ASC 805”). Based on the guidance in FASB ASC 805, an equity interest that is currently held as the result of a previous transaction is remeasured at fair value when an acquirer gains control, and any resulting gain or loss is recognized in the statement of operations. In addition,

FASB ASC 805 states that an acquirer must recognize the identifiable assets acquired, the liabilities assumed and any noncontrolling interest at their acquisition date fair values. Determining the fair values of the net assets of Horizons Holdings required us to make significant estimates and assumptions. In order to develop the fair value estimates, we utilized the income approach. Our estimates included assumptions about projected growth rates, cost of capital, effective tax rates and industry and economic trends. While we believe that the estimates and assumptions underlying the valuation methodology were reasonable, different assumptions could have resulted in different market values. We recorded the assets, liabilities and the noncontrolling interest in Horizons Holdings at fair value in our accompanying condensed consolidated balance sheet at September 30, 2011. The $49.3 million noncontrolling interest is included in the equity section of our condensed consolidated balance sheet in accordance with FASB ASC 810. In the three and nine months ended September 30, 2011, we also recorded a charge of $20.2 million in earnings (loss) from previously unconsolidated affiliates in the accompanying condensed consolidated statements of operations for the difference between the fair value and carrying value of our investment in Horizons Holdings. In addition, we recorded a $7.4 million income tax benefit in the condensed consolidated statements of operations in the three and nine months ended September 30, 2011, related to this charge.

Prior to the consolidation of Horizons Holdings on September 30, 2011, under the equity method of accounting, our 50% share of the results of the joint venture was a gain of $0.4 million and a loss of $4.5 million for the nine months ended September 30, 2010 and 2011, respectively, which is included in earnings (loss) from previously unconsolidated affiliates in the accompanying condensed consolidated statements of operations.

Through September 30, 2011, we have recorded expenses in relation to the utilization of satellite capacity on the Ku-band portion of the Horizons-1 satellite and on the Horizons-2 satellite. Additionally, we provide tracking, telemetry and commanding as well as administrative services for the Horizons-1 and the Horizons-2 satellites (collectively, the “Horizons Satellites”), and we have recorded revenue for these services. Following the consolidation of Horizons Holdings at September 30, 2011, these revenues and expenses will be considered intercompany transactions and will be eliminated in consolidation.

We also have a revenue sharing agreement with JSAT related to services sold on the Horizons Satellites. We are responsible for billing and collecting for such services, and we remit 50% of the revenue to JSAT. Under the Horizons Amendment, we have agreed to guarantee to JSAT certain minimum levels of annual gross revenues for a three-year period beginning on the date that the Horizons-2 satellite is relocated to 85° east longitude. This guarantee could require us to pay JSAT a maximum potential amount ranging from $7.8 million to $10.3 million per year over the three-year period; however, we have assessed the likelihood of any payments being made as remote. In addition, we have guaranteed JSAT certain minimum levels of revenue on the Horizons-2 satellite prior to the arrival at 85° east longitude. Amounts payable to JSAT related to the revenue share from the Horizons Satellites were $3.4 million and $3.0 million as of December 31, 2010 and September 30, 2011, respectively.

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

New Dawn entered into a secured loan financing arrangement, which is non-recourse to New Dawn’s shareholders, including us and our wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions, on December 5, 2008 to obtain $215.0 million of financing to fund a portion of the cost of construction and launch of the new satellite (see Note 8—Long-Term Debt). In addition, we and Convergence Partners have agreed to make certain capital contributions to New Dawn in proportion to our respective ownership interests in New Dawn to fund a portion of these costs. Total equity contributions during the nine months ended September 30, 2010 and 2011 were $4.1 million and $6.9 million, respectively, of which $3.1 million and $5.2 million were attributable to us with the remaining $1.0 million and $1.7 million contributed by Convergence Partners. New Dawn and its subsidiaries are unrestricted subsidiaries for purposes of our applicable indentures and credit agreements.

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

Convergence Partners has at its option the ability to require us to buy its ownership interest at fair value subsequent to the operations of New Dawn’s assets for a period as defined in the New Dawn Project Agreement. As a result of this option, as of each balance sheet date, we have reflected within mezzanine equity the estimated amount that we would pay to Convergence Partners if the option were exercised. This amount reflects the fair value analysis we performed at September 30, 2011, which resulted in a year-to-date decrease of $15.9 million in the fair value of the option, reducing it to $2.0 million. This decrease reflects the impact on the fair value analysis of the option associated with the C-band antenna reflector anomaly on the Intelsat New Dawn satellite (see Note 5(c)—

Satellite Launch). The $15.9 million change in fair value is shown as an increase in our paid-in capital at September 30, 2011. We have assessed the significance of the Level 3 inputs to the overall valuation and have concluded that the valuation in its entirety is classified in Level 3 of the fair value hierarchy (see Note 2—Fair Value Measurements).

We consolidate New Dawn within our condensed consolidated financial statements, net of eliminating entries. Additionally, we account for the percentage interest in New Dawn owned by Convergence Partners as a noncontrolling interest according to the guidance provided under FASB ASC 480 related to the classification and measurement of redeemable securities.

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

Note 7    Goodwill and Other Intangible Assets

The carrying amounts of goodwill and acquired intangible assets not subject to amortization consist of the following (in thousands):

	As of December 31, 2010	As of September 30, 2011
Goodwill	$6,780,827	$6,780,827
Trade name	70,400	70,400
Orbital locations	2,387,700	2,387,700

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

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consist of the following (in thousands):

	As of December 31, 2010			As of September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$743,760	$(376,455)	$367,305	$743,760	$(436,568)	$307,192
Customer relationships	534,030	(53,017)	481,013	534,030	(71,992)	462,038
Technology	2,700	(2,700)	—	2,700	(2,700)	—

Total	$1,280,490	$(432,172)	$848,318	$1,280,490	$(511,260)	$769,230

Intangible assets are amortized based on the expected pattern of consumption. We recorded amortization expense of $97.7 million and $79.1 million for the nine months ended September 30, 2010 and 2011, respectively.

Note 8    Long-Term Debt

The carrying values and fair values of our notes payable and long-term debt were as follows (in thousands):

	As of December 31, 2010		As of September 30, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Intelsat S.A.:
6.5% Senior Notes due November 2013	$353,550	$368,152	$353,550	$359,737
Unamortized discount on 6.5% Senior Notes	(73,687)	—	(57,369)	—
7.625% Senior Notes due April 2012	485,841	510,133	—	—
Unamortized discount on 7.625% Senior Notes	(43,757)	—	—	—

Total Intelsat S.A. obligations	721,947	878,285	296,181	359,737

Intelsat Luxembourg:
11.25% Senior Notes due February 2017	2,805,000	3,064,463	2,805,000	2,426,325
11.5% / 12.5% Senior PIK Election Notes due February 2017	2,427,138	2,675,919	2,502,986	2,108,766

Total Intelsat Luxembourg obligations	5,232,138	5,740,382	5,307,986	4,535,091

Intelsat Jackson:
11.25% Senior Notes due June 2016	1,048,220	1,129,457	1,048,220	1,066,564
Unamortized premium on 11.25% Senior Notes	4,990	—	4,469	—
11.5% Senior Notes due June 2016	284,595	305,940	—	—
9.5% Senior Notes due June 2016	701,913	740,518	701,913	710,687
9.25% Senior Notes due June 2016	55,035	59,509	—	—
Senior Secured Credit Facilities due April 2018	—	—	3,241,875	3,144,619
Unamortized discount on Senior Secured Credit Facilities	—	—	(14,851)	—
Senior Unsecured Credit Facilities due February 2014	195,152	185,161	195,152	181,004
New Senior Unsecured Credit Facilities due February 2014	810,876	769,359	810,876	752,087
8.5% Senior Notes due November 2019	500,000	543,750	500,000	492,500
Unamortized discount on 8.5% Senior Notes	(3,845)	—	(3,623)	—
7.25% Senior Notes due October 2020	1,000,000	1,010,000	1,000,000	925,000
7.25% Senior Notes due April 2019	—	—	1,500,000	1,395,000
7.5% Senior Notes due April 2021	—	—	1,150,000	1,072,375

Total Intelsat Jackson obligations	4,596,936	4,743,694	10,134,031	9,739,836

Intermediate Holdco:
9.25% Senior Discount Notes due February 2015	4,545	4,681	—	—
9.5% Senior Discount Notes due February 2015	481,020	495,451	—	—

Total Intermediate Holdco obligations	485,565	500,132	—	—

Intelsat Sub Holdco:
8.5% Senior Notes due January 2013	850,346	852,472	—	—
8.875% Senior Notes due January 2015	681,012	699,740	—	—
Senior Secured Credit Facilities due July 2013	330,960	328,478	—	—
8.875% Senior Notes due January 2015, Series B	400,000	411,000	—	—
Unamortized discount on 8.875% Senior Notes	(63,050)	—	—	—

Total Intelsat Sub Holdco obligations	2,199,268	2,291,690	—	—

New Dawn:
Senior Secured Debt Facility due January 2017	84,773	84,773	107,378	107,378
Mezzanine Secured Debt Facility due January 2019	62,819	62,819	79,850	79,850
10.5% Note Payable to Convergence Partners	—	—	502	502

New Dawn obligations	147,592	147,592	187,730	187,730

Intelsat Corp:
Senior Secured Credit Facilities due January 2014	1,715,522	1,709,517	—	—
Unamortized discount on Senior Secured Credit Facilities	(8,361)	—	—	—
Senior Secured Credit Facilities due July 2012	133,466	132,305	—	—
9.25% Senior Notes due August 2014	111,833	115,333	—	—
9.25% Senior Notes due June 2016	580,719	627,177	—	—

Total Intelsat Corp obligations	2,533,179	2,584,332	—	—

Horizons Holdings:
Loan Payable to JSAT	—	—	73,255	73,255

New Dawn obligations	—	—	73,255	73,255

Total Intelsat S.A. long-term debt	15,916,625	$16,886,107	15,999,183	$14,895,649

Less:
Current portion of long-term debt	94,723		57,420

Total current portion	94,723		57,420

Total long-term debt, excluding current portion	$15,821,902		$15,941,763

The fair value for publicly traded instruments is determined using quoted market prices, and for non-publicly traded instruments, fair value is based upon composite pricing from a variety of sources, including market leading data providers, market makers, and leading brokerage firms. Substantially all of the inputs used to determine the fair value are classified as Level 1 inputs within the fair value hierarchy from FASB ASC 820, except our senior secured credit facilities, the inputs for which are classified as Level 2. The fair values of the New Dawn and the Horizons Holdings obligations approximate their respective book values.

Senior Secured Credit Facilities

On January 12, 2011, Intelsat Jackson Holdings S.A. (“Intelsat Jackson”), a wholly-owned subsidiary of Intelsat S.A., entered into a secured credit agreement (the “Intelsat Jackson Secured Credit Agreement”), which includes a $3.25 billion term loan facility maturing in April 2018 and a $500.0 million revolving credit facility with a five year maturity, and borrowed the full $3.25 billion under the term loan facility. The term loan facility requires regularly scheduled quarterly payments of principal equal to 0.25% of the original principal amount of the term loan beginning six months after January 12, 2011, with the remaining unpaid amount due and payable at maturity on April 2, 2018. Up to $350.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $70.0 million of the revolving credit facility is available for swingline loans. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. Intelsat Jackson is required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, at a rate per annum of 0.375%. In August 2011, we borrowed and subsequently repaid $200.0 million principal amount under the revolving credit facility. As of September 30, 2011, Intelsat Jackson had $462.0 million (net of standby letters of credit) of availability remaining under its revolving credit facility.

The Intelsat Jackson Secured Credit Agreement includes two financial covenants. Intelsat Jackson must maintain a consolidated secured debt to consolidated EBITDA ratio of less than or equal to 3.50 to 1.00 at the end of each fiscal quarter as well as a consolidated EBITDA to consolidated interest expense ratio of greater than or equal to 1.75 to 1.00 at the end of each fiscal quarter, in each case as such financial measures are defined in the Intelsat Jackson Secured Credit Agreement. Intelsat Jackson was in compliance with these financial maintenance covenant ratios with a consolidated secured debt to consolidated EBITDA ratio of 1.48 to 1.00 and a consolidated EBITDA to consolidated interest expense ratio of 2.74 to 1.00 as of September 30, 2011.

New Dawn Credit Facilities

On December 5, 2008, New Dawn entered into a $215.0 million secured financing arrangement with an eight year maturity that consists of senior and mezzanine term loan facilities. The credit facilities are non-recourse to New Dawn’s shareholders, including us and our wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions. During the nine months ended September 30, 2011, New Dawn drew $35.2 million under this facility, primarily to fund the purchase of launch insurance for the launch of the Intelsat New Dawn satellite in the second quarter of 2011, and insurance on the satellite for five years in-orbit. The senior facility provides for a commitment of up to $125.0 million. The interest rate on term loans under the senior facility is the aggregate of the London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin between 3.0% and 4.0% and certain costs, if incurred. The mezzanine facility provides for a commitment of up to $90.0 million. The interest rate on term loans under the mezzanine facility is the aggregate of LIBOR plus an applicable margin between 5.3% and 6.3% and certain costs, if incurred. New Dawn is required to pay a commitment fee at a rate per annum of 0.5% on any unused commitments under the credit facilities. During the nine months ended September 30, 2011, New Dawn paid $46.4 million for satellite related capital expenditures, and had aggregate outstanding borrowings of $187.2 million under its credit facilities as of September 30, 2011.

2011 Reorganization and 2011 Secured Loan Refinancing

On January 12, 2011, certain of our subsidiaries completed a series of internal transactions and related steps that reorganized the ownership of our assets among our subsidiaries and effectively combined the legacy businesses of Intelsat Subsidiary Holding Company S.A. (“Intelsat Sub Holdco”) and Intelsat Corporation (“Intelsat Corp”) in order to simplify our operations and enhance our ability to transact business in an efficient manner (the “2011 Reorganization”). Also on January 12, 2011, Intelsat Jackson entered into the Intelsat Jackson Secured Credit Agreement as discussed above, and borrowed $3.25 billion under a term loan facility. Part of the net proceeds of the term loan, amounting to $2.4 billion, were contributed or loaned to Intelsat Corp, which used such funds to repay its existing indebtedness under Intelsat Corp’s senior secured facilities and to redeem Intelsat Corp’s 9 1/4% Senior Notes due 2016. Separately, Intelsat Corp also redeemed all of its 9 1/4% Senior Notes due 2014 and its 6 7/8% Senior Secured Debentures due 2028. In addition, Intelsat Jackson contributed approximately $330.2 million of the net proceeds of the new term loan to Intelsat Sub Holdco to repay all existing indebtedness under Intelsat Sub Holdco’s senior secured credit facilities. The entry into the Intelsat Jackson Secured Credit Agreement, the repayment of the existing indebtedness of Intelsat Corp and the repayment of all the secured existing indebtedness of Intelsat Sub Holdco are referred to collectively as the “2011 Secured Loan Refinancing”. In connection with the 2011 Secured Loan Refinancing, certain of our interest rate swaps were assigned by Intelsat Sub Holdco and Intelsat Corp to Intelsat Jackson, and are now secured by a first priority security interest in the collateral that also secures obligations under the Intelsat Jackson Secured Credit Agreement. Additionally, in connection with the 2011 Secured Loan Refinancing, we recognized a loss on early extinguishment of debt of $87.9 million during the first quarter of 2011, which consists of the difference between the carrying value of the Intelsat Corp and Intelsat Sub Holdco debt repaid and the total cash amount paid (including related fees), and a write-off of unamortized debt discounts and debt issuance costs.

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

As a result, all of the above series of notes were paid off in full and no third party debt remained outstanding at Intermediate Holdco and Intelsat Sub Holdco as of May 5, 2011. Additionally, in connection with the above transactions, we recognized a loss on early extinguishment of debt of $158.0 million during the second quarter of 2011, which consists of the difference between the carrying value of the debt repaid or redeemed and the total cash amount paid (including related fees), and a write-off of unamortized debt discounts and debt issuance costs.

Horizons Holdings Debt

On September 30, 2011, we began consolidating Horizons Holdings within our results (see Note 6 – Investments – (b) Horizons Holdings). As of the date of consolidation, Horizons Holdings had a debt balance of $73.3 million which is included in long-term debt on our condensed consolidated balance sheet at September 30, 2011. Horizons Holdings incurred the debt pursuant to a loan agreement with JSAT in August 2005 (the “Horizons Loan”) whereby JSAT loaned Horizon Holdings funds for the construction of the Horizons-2 satellite. Horizons Holdings’ obligations under the loan agreement are secured by a security interest in substantially all of the assets of Horizons Holdings, Horizons-1 and Horizons-2. Payments on the Horizons Loan are made semi-annually in March and September in equal installments. As of September 30, 2011, six semi-annual payments remain on the Horizons Loan, which will be fully repaid in September 2014. The Horizons Loan carries an interest rate of LIBOR plus 0.6%.

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

As of September 30, 2011, we held interest rate swaps with an aggregate notional amount of $2.3 billion that mature in 2013. These swaps were entered into as further described below to economically hedge the variability in cash flow on a portion of the floating-rate term loan under our senior secured and unsecured credit facilities, but have not been designated as hedges for accounting purposes. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest. On the interest rate reset date of September 14, 2011, the interest rate which the counterparties utilized to compute interest due to us was determined to be 0.3429%.

Additionally, New Dawn had a zero-coupon interest rate swap with varying notional amounts that matured on July 7, 2011. As of September 30, 2011, New Dawn had a floating-to-fixed interest rate swap to hedge future interest payments on its senior and mezzanine term loan facilities. The interest rate swap has an effective date of July 7, 2011, maturing on July 7, 2014, with a notional amount of $65.5 million for the mezzanine loan and $91.0 million for the senior loan. We receive an interest rate of three-month LIBOR and pay a fixed coupon rate of 3.72%. On the interest rate reset date of July 5, 2011, the interest rate which the counterparties utilized to compute interest due to us was determined to be 0.24575%. Both of these swaps were undesignated as hedges for accounting purposes.

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

All of these interest rate swaps were undesignated as of September 30, 2011. The swaps are marked-to-market quarterly with any change in fair value recorded within (gains) losses on derivative financial instruments in our condensed consolidated statements of operations. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of our derivatives. The fair value measurement of derivatives could result in either a net asset or a net liability position for us. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting arrangements as applicable and necessary. When the swaps are in a net liability position for us, the credit valuation adjustments are calculated by determining the total expected exposure of the derivatives, incorporating the current and potential future exposures and then applying an applicable credit spread to the exposure. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. The inputs utilized for our own credit spread are based on implied spreads from traded levels of our debt. Accordingly, as of September 30, 2011, we recorded a non-cash credit valuation adjustment of approximately $4.7 million as a reduction to our liability.

As of December 31, 2010 and September 30, 2011, $6.4 million and $4.8 million was included in other current liabilities, and $141.4 million and $110.5 million was included in other long-term liabilities, respectively, within our condensed consolidated balance sheets related to the interest rate swaps.

Put Option Embedded Derivative Instrument

At the date of issuance of the 2015 Intelsat Sub Holdco Notes, Series B, we determined that these debt instruments contained a contingent put option clause within the host contract, which afforded the holders of the notes the option to require the issuer to repurchase such notes at 101% of their principal amount in the event of a change of control, as defined in the indenture governing the notes. In our evaluation of the financing arrangement, we concluded that the contingent put option required bifurcation in accordance with current accounting standards under FASB ASC Topic 815, Derivatives and Hedging, (“FASB ASC 815”). We therefore bifurcated the contingent put option and carried it as a derivative liability at fair value. We estimated the fair value of the derivative on the date of inception using a standard valuation technique, which places the most significant emphasis upon the estimated date and probability of a change of control and incorporated the issue price, maturity date and change of control put price. We subsequently revalued the derivative at the end of each reporting period, recognizing any change in fair value through earnings. The fair value of the embedded derivative was calculated as $4.3 million at December 31, 2010. As of May 5, 2011, we redeemed the entire $400 million aggregate principal amount outstanding of the 2015 Intelsat Sub Holdco Notes, Series B (see Note 8—Long-Term Debt for further discussion). Therefore, we derecognized the embedded derivative liability and the value at September 30, 2011 was $0. We recorded a gain of $4.3 million included in losses on derivative financial instruments in our condensed consolidated statement of operations during the nine months ended September 30, 2011 to adjust the fair market value of the put option embedded derivative to $0.

In accordance with disclosure requirements provided under FASB ASC 815, we include the following tabular presentation, which sets forth the fair value of our derivatives by category (in thousands):

		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	December 31, 2010	September 30, 2011
Undesignated interest rate swaps	Other current liabilities	$6,404	$4,842
Undesignated interest rate swaps	Other long-term liabilities	141,411	110,527
Put option embedded derivative	Other long-term liabilities	4,295	—

Total derivatives		$152,110	$115,369

The following tabular presentation sets forth the effect of the derivative instruments on the condensed consolidated statements of operations (in thousands):

Derivatives not designated as hedging instruments	Presentation in Statements of Operations	Three Months Ended September 30, 2010	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011
Undesignated interest rate swaps	Losses on derivative financial instruments	$31,731	$5,356	$105,192	$28,458
Put option embedded derivative	Losses on derivative financial instruments	(11,781)	—	(14,600)	(4,295)

Total losses on derivative financial instruments		$19,950	$5,356	$90,592	$24,163

Note	10 Income Taxes

The majority of our operations are located in taxable jurisdictions, including Luxembourg, the United States and the United Kingdom. Our Luxembourg companies that file tax returns as a consolidated group generated a loss for the nine months ended September 30, 2011. Due to our cumulative losses in recent years, and the inherent uncertainty associated with the realization of taxable income in the foreseeable future, we recorded a full valuation allowance against the net operating losses generated in Luxembourg. The difference between tax expense (benefit) reported in the condensed consolidated statements of operations and tax computed at statutory rates is attributable to the valuation allowance on losses generated in Luxembourg, the provision for foreign taxes, which were principally in the United States and the United Kingdom, as well as withholding taxes on revenue earned in many of the foreign markets in which we operate.

Cash paid for income taxes, net of refunds, totaled $32.0 million and $19.5 million for the nine months ended September 30, 2010 and 2011, respectively.

As of December 31, 2010 and September 30, 2011, our gross unrecognized tax benefits were $72.0 million and $61.9 million, respectively (including interest and penalties), of which $50.6 million and $44.1 million, respectively, if recognized, would affect our effective tax rate. As of December 31, 2010 and September 30, 2011, we had recorded reserves for interest and penalties in the amount of $5.7 million and $5.8 million, respectively. We continue to recognize interest and, to the extent applicable, penalties with respect to the unrecognized tax benefits as income tax expense. Since December 31, 2010, the change in the balance of unrecognized tax benefits consisted of a decrease of $11.7 million related to prior period tax positions and an increase of $1.6 million related to current period tax positions.

During the nine months ended September 30, 2011, we released $14.3 million of liabilities related to withholding taxes resulting from certain sales in the Asia-Pacific market. These liabilities were previously recorded in accordance with FASB ASC 740, Income Taxes.

We operate in various taxable jurisdictions throughout the world and our tax returns are subject to audit and review from time to time. We consider Luxembourg, the United States and the United Kingdom to be our significant tax jurisdictions. Our Luxembourg, U.S. and U.K. subsidiaries are subject to income tax examination for periods beginning after December 31, 2004.

Within the next twelve months, we believe that there are no jurisdictions in which the outcome of unresolved tax issues or claims is likely to be material to our results of operations, financial position or cash flows.

During the nine months ended September 30, 2011, the U.S. Internal Revenue Service began its audit of Intelsat Holding Corporation for the years ended December 31, 2008 and 2009. At this point in time, it is too early to anticipate the probability of any adjustments resulting from this audit.

On September 30, 2011, certain subsidiaries of Intelsat Corp, an indirect U.S. subsidiary of Intelsat S.A., merged into Intelsat Corp. Intelsat Corp released certain state valuation allowances and recorded a tax benefit of $35.1 million as a result of these mergers.

As a result of the $20.2 million fair value adjustment related to the Horizons Holdings joint venture consolidation, we recorded a tax benefit of $7.4 million in the three and nine months ended September 30, 2011 (see Note 6 - Investments - (b) Horizons Holdings).

Prior to August 20, 2004, Intelsat Corp, joined with The DIRECTV Group and General Motors Corporation in filing a consolidated U.S. federal income tax return. In April 2004, Intelsat Corp entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among Intelsat Corp and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify Intelsat Corp for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from Intelsat Corp regarding any liability for the federal or consolidated state or local income taxes of General Motors Corporation and The DIRECTV Group, except those income taxes Intelsat Corp is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corp for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on, or prior to, the day of the closing of the PanAmSat recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, Intelsat Corp’s tax exposure after indemnification related to these periods is capped at $15.0 million, of which $4.0 million has been paid to date. The tax separation agreement with The DIRECTV Group is effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates. As of December 31, 2010 and September 30, 2011, we had a tax indemnification receivable of $2.3 million.

Note	11 Contingencies

(a) Litigation and Claims

We are subject to litigation in the ordinary course of business. Management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

(b) LCO Protection

Most of the customer service commitments entered into prior to our privatization in 2001 were transferred to us pursuant to novation agreements. Certain of these agreements contain provisions, including provisions for lifeline connectivity obligation (“LCO”) protection, which constrain our ability to price services in some circumstances. Our LCO contracts require us to provide customers with the right to renew their service commitments covered by LCO contracts at prices no higher than the prices charged for those services on the privatization date. Under some circumstances, we may also be required by an LCO contract to reduce the price for a service commitment covered by the contract. LCO protection may continue until July 18, 2013. As of September 30, 2011, we had approximately $102.4 million of contracted backlog covered by LCO contracts and to date we have not been required to reduce prices for our LCO-protected service commitments. There can be no assurance that we will not be required to reduce prices in the future under our LCO commitments.

(c) WildBlue Litigation

In late 2010, Intelsat USA Sales Corp. (“USA Sales”), our wholly-owned indirect subsidiary, and certain of our directors and officers, among other third parties, were named as additional defendants in an Amended Complaint and Petition for Appraisal (“Amended Complaint”) in a lawsuit filed in the Delaware Court of Chancery. The lawsuit against WildBlue alleges, among other matters, that various of the former directors of WildBlue, including certain of our directors and officers, breached their fiduciary duty in connection with their approval of a recapitalization of WildBlue in July 2008, and that USA Sales aided and abetted such alleged breach. WildBlue is a broadband internet service access provider via satellite in the continental United States. USA Sales owned approximately 28% of WildBlue before selling its interest to Viasat in a non-cash transaction in December 2009. WildBlue is now a wholly-owned subsidiary of Viasat. The Amended Complaint seeks a statutory appraisal remedy under Delaware law. In addition, the plaintiffs are seeking unspecified monetary and rescissory damages against the defendants. USA Sales and our officers and directors named in the suit are vigorously defending the claims, and we believe such defenses are meritorious. Given the status of the litigation, neither a range nor an estimate of loss can be made at this time.

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

The geographic distribution of our revenue was as follows:

	Three Months Ended September30, 2010	Three Months Ended September 30, 2011
North America	46%	48%
Europe	16%	16%
Africa and Middle East	17%	16%
Latin America and Caribbean	14%	14%
Asia Pacific	7%	6%

Approximately 5% and 4% of our revenue was derived from our largest customer during the three months ended September 30, 2010 and 2011, respectively. Our ten largest customers accounted for approximately 27% of our revenue for each of the three months ended September 30, 2010 and 2011.

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011
North America	46%	47%
Europe	16%	16%
Africa and Middle East	18%	17%
Latin America and Caribbean	13%	14%
Asia Pacific	7%	6%

Approximately 4% of our revenue was derived from our largest customer during each of the nine months ended September 30, 2010 and 2011. Our ten largest customers accounted for approximately 27% of our revenue for each of the nine months ended September 30, 2010 and 2011, respectively.

Our revenues were derived from the following services, with Off-Network and Other Revenues shown separately from On-Network Revenues (in thousands, except percentages):

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2011		Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2011
On-Network Revenues
Transponder services	$466,565	72%	$480,159	73%	$1,374,357	72%	$1,422,163	73%
Managed services	76,737	12%	75,316	12%	241,857	13%	222,954	12%
Channel	29,985	5%	26,358	4%	91,821	5%	80,377	4%

Total on-network revenues	573,287	89%	581,833	89%	1,708,035	90%	1,725,494	89%
Off-Network and Other Revenues
Transponder, MSS and other off-network services	60,521	9%	58,612	9%	163,373	9%	168,420	9%
Satellite-related services	10,448	2%	12,436	2%	29,275	1%	41,601	2%

Total off-network and other revenues	70,969	11%	71,048	11%	192,648	10%	210,021	11%

Total	$644,256	100%	$652,881	100%	$1,900,683	100%	$1,935,515	100%

Note	13 Related Party Transactions

(a) Shareholders Agreements

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

(b) Monitoring Fee Agreement

Intelsat Luxembourg, our direct wholly-owned subsidiary, has a monitoring fee agreement dated February 4, 2008 (the “2008 MFA”) with BC Partners Limited and Silver Lake Management Company III, L.L.C. (together, the “2008 MFA parties”), pursuant to which the 2008 MFA parties provide certain monitoring, advisory and consulting services to Intelsat Luxembourg. We recorded expense for services associated with the 2008 MFA of $18.5 million and $18.7 million during the nine months ended September 30, 2010 and 2011, respectively.

(c) Ownership by Management

Certain directors, officers and key employees of Intelsat Global and its subsidiaries hold restricted shares, options and SCAs of Intelsat Global (see Note 3—Share-based and Other Compensation Plans). In the aggregate, these shares and arrangements outstanding as of September 30, 2011 provided for the issuance of approximately 12.6% of the voting equity of Intelsat Global on a fully diluted basis.

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

(h) Receivable from Parent

We had a receivable from Intelsat Global as of December 31, 2010 and September 30, 2011 of $5.0 million and $6.4 million, respectively.

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

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,507	$908	$65,027	$221,979	$—	$295,421
Receivables, net of allowance	6,384	5	18	287,533	—	293,940
Deferred income taxes	—	—	—	23,180	—	23,180
Prepaid expenses and other current assets	852	6,256	139	46,031	—	53,278
Intercompany receivables	—	6,256	—	632,954	(639,210)	—

Total current assets	14,743	13,425	65,184	1,211,677	(639,210)	665,819
Satellites and other property and equipment, net	—	—	—	6,179,780	—	6,179,780
Goodwill	—	—	—	6,780,827	—	6,780,827
Non-amortizable intangible assets	—	—	—	2,458,100	—	2,458,100
Amortizable intangible assets, net	—	—	—	769,230	—	769,230
Investment in affiliates	(277,872)	5,043,488	15,512,851	1,010	(20,278,467)	1,010
Other assets	5,355	103,232	98,056	222,144	—	428,787

Total assets	$(257,774)	$5,160,145	$15,676,091	$17,622,768	$(20,917,677)	$17,283,553

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,875	$(10)	$4	$123,157	$—	$125,026
Accrued interest payable	9,575	77,102	246,164	3,418	—	336,259
Current portion of long-term debt	—	—	32,500	24,920	—	57,420
Deferred satellite performance incentives	—	—	—	17,513	—	17,513
Other current liabilities	—	—	3,541	132,095	—	135,636
Intercompany payables	489,452	—	149,758	—	(639,210)	—

Total current liabilities	500,902	77,092	431,967	301,103	(639,210)	671,854
Long-term debt, net of current portion	296,181	5,307,986	10,101,531	236,065	—	15,941,763
Deferred satellite performance incentives, net of current portion	—	—	—	121,287	—	121,287
Deferred revenue, net of current portion	—	—	—	687,999	—	687,999
Deferred income taxes	—	—	—	312,564	—	312,564
Accrued retirement benefits	—	—	—	239,740	—	239,740
Other long-term liabilities	—	51,536	99,105	210,577	—	361,218
Noncontrolling interest	—	—	—	1,985	—	1,985
Shareholder’s equity (deficit):
Ordinary shares	5,000	669,036	4,322,473	9,576,008	(14,567,517)	5,000
Other shareholder’s equity (deficit)	(1,059,857)	(945,505)	721,015	5,935,440	(5,710,950)	(1,059,857)

Total liabilities and shareholder’s equity	$(257,774)	$5,160,145	$15,676,091	$17,622,768	$(20,917,677)	$17,283,553

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,315	$10,017	$126,605	$548,993	$—	$692,930
Receivables, net of allowance	4,962	—	25	245,364	—	250,351
Deferred income taxes	—	—	—	24,090	—	24,090
Prepaid expenses and other current assets	608	16	9	31,184	—	31,817
Intercompany receivables	—	—	—	660,379	(660,379)	—

Total current assets	12,885	10,033	126,639	1,510,010	(660,379)	999,188
Satellites and other property and equipment, net	—	—	—	5,997,283	—	5,997,283
Goodwill	—	—	—	6,780,827	—	6,780,827
Non-amortizable intangible assets	—	—	—	2,458,100	—	2,458,100
Amortizable intangible assets, net	—	—	—	848,318	—	848,318
Investment in affiliates	498,926	5,896,195	10,588,831	81,764	(16,983,952)	81,764
Other assets	11,616	113,290	41,845	260,136	—	426,887

Total assets	$523,427	$6,019,518	$10,757,315	$17,936,438	$(17,644,331)	$17,592,367

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$803	$(12)	$2,111	$175,641	$—	$178,543
Accrued interest payable	11,651	229,242	43,025	119,528	—	403,446
Current portion of long-term debt	—	—	—	94,723	—	94,723
Deferred satellite performance incentives	—	—	—	16,693	—	16,693
Other current liabilities	—	—	1,274	146,155	—	147,429
Intercompany payables	486,065	450	173,864	—	(660,379)	—

Total current liabilities	498,519	229,680	220,274	552,740	(660,379)	840,834
Long-term debt, net of current portion	721,947	5,232,138	4,596,936	5,270,881	—	15,821,902
Deferred satellite performance incentives, net of current portion	—	—	—	132,884	—	132,884
Deferred revenue, net of current portion	—	—	—	407,103	—	407,103
Deferred income taxes	—	—	—	484,076	—	484,076
Accrued retirement benefits	—	—	—	257,455	—	257,455
Other long-term liabilities	—	56,872	43,910	225,749		326,531
Noncontrolling interest	—	—	—	18,621	—	18,621
Shareholder’s equity (deficit):
Ordinary shares	5,000	669,037	4,959,000	3,602,044	(9,230,081)	5,000
Other shareholder’s equity (deficit)	(702,039)	(168,209)	937,195	6,984,885	(7,753,871)	(702,039)

Total liabilities and shareholder’s equity	$523,427	$6,019,518	$10,757,315	$17,936,438	$(17,644,331)	$17,592,367

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$—	$652,881	$—	$652,881

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	110,668	—	110,668
Selling, general and administrative	2,385	6,203	244	41,935	—	50,767
Depreciation and amortization	—	—	—	193,841	—	193,841
Losses on derivative financial instruments	—	—	3,379	1,977	—	5,356

Total operating expenses	2,385	6,203	3,623	348,421	—	360,632

Income (loss) from operations	(2,385)	(6,203)	(3,623)	304,460	—	292,249
Interest expense, net	14,387	152,636	149,505	905	—	317,433
Subsidiary income	16,330	175,347	328,474	—	(520,151)	—
Loss from previously unconsolidated affiliates	—	—	—	(20,188)	—	(20,188)
Other income (loss), net	—	(1)	1	585	—	585

Income (loss) before income taxes	(442)	16,507	175,347	283,952	(520,151)	(44,787)
Benefit from income taxes	—	—	—	(42,678)	—	(42,678)

Net income (loss)	(442)	16,507	175,347	326,630	(520,151)	(2,109)
Net loss attributable to noncontrolling interest	—	—	—	1,667	—	1,667

Net income (loss) attributable to Intelsat S.A.	$(442)	$16,507	$175,347	$328,297	$(520,151)	$(442)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$—	$644,256	$—	$644,256

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	104,732	—	104,732
Selling, general and administrative	1,023	6,487	197	38,302	—	46,009
Depreciation and amortization	—	—	—	198,993	—	198,993
Impairment of asset value	—	—	—	—	—	—
Losses on derivative financial instruments	—	—	8,576	11,374	—	19,950

Total operating expenses	1,023	6,487	8,773	353,401	—	369,684

Income (loss) from operations	(1,023)	(6,487)	(8,773)	290,855	—	274,572
Interest expense, net	31,209	152,404	79,020	82,898	—	345,531
Loss on early extinguishment of debt	—	—	—	(75,805)	—	(75,805)
Subsidiary income (loss)	(74,168)	86,339	174,132	—	(186,303)	—
Earnings from previously unconsolidated affiliates	—	—	—	127	—	127
Other income, net	—	—	—	3,473	—	3,473

Income (loss) before income taxes	(106,400)	(72,552)	86,339	135,752	(186,303)	(143,164)
Benefit from income taxes	—	—	—	(35,811)	—	(35,811)

Net income (loss)	(106,400)	(72,552)	86,339	171,563	(186,303)	(107,353)
Net loss attributable to noncontrolling interest	—	—	—	953	—	953

Net income (loss) attributable to Intelsat S.A.	$(106,400)	$(72,552)	$86,339	$172,516	$(186,303)	$(106,400)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$—	$1,935,515	$—	$1,935,515

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	316,749	—	316,749
Selling, general and administrative	3,982	19,049	820	133,665	—	157,516
Depreciation and amortization	—	—	—	583,196	—	583,196
Losses on derivative financial instruments	—	—	23,716	447	—	24,163

Total operating expenses	3,982	19,049	24,536	1,034,057	—	1,081,624

Income (loss) from operations	(3,982)	(19,049)	(24,536)	901,458	—	853,891
Interest expense, net	58,011	460,023	442,774	31,276	—	992,084
Loss on early extinguishment of debt	(78,960)	—	(28,963)	(218,260)	—	(326,183)
Subsidiary income (loss)	(288,455)	197,706	693,978	—	(603,229)	—
Loss from previously unconsolidated affiliates	—	—	—	(24,658)	—	(24,658)
Other income (loss), net	—	(1)	1	7,753	—	7,753

Income (loss) before income taxes	(429,408)	(281,367)	197,706	635,017	(603,229)	(481,281)
Benefit from income taxes	—	—	—	(48,931)	—	(48,931)

Net income (loss)	(429,408)	(281,367)	197,706	683,948	(603,229)	(432,350)
Net loss attributable to noncontrolling interest	—	—	—	2,942	—	2,942

Net income (loss) attributable to Intelsat S.A.	$(429,408)	$(281,367)	$197,706	$686,890	$(603,229)	$(429,408)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$—	$1,900,683	$—	$1,900,683

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	302,620	—	302,620
Selling, general and administrative	3,081	18,938	353	122,217	—	144,589
Depreciation and amortization	—	—	—	596,989	—	596,989
Impairment of asset value	—	—	—	110,625	—	110,625
Losses on derivative financial instruments	—	—	36,950	53,642	—	90,592

Total operating expenses	3,081	18,938	37,303	1,186,093	—	1,245,415

Income (loss) from operations	(3,081)	(18,938)	(37,303)	714,590	—	655,268
Interest expense, net	91,991	458,041	234,731	250,255	—	1,035,018
Loss on early extinguishment of debt	—	—	—	(75,805)	—	(75,805)
Subsidiary income (loss)	(332,577)	131,626	353,004	—	(152,053)	—
Earnings from previously unconsolidated affiliates	—	—	—	377	—	377
Other income, net	—	—	—	7,566	—	7,566

Income (loss) before income taxes	(427,649)	(345,353)	80,970	396,473	(152,053)	(447,612)
Provision for (benefit from) income taxes	(37,985)	(14,090)	(50,656)	47,812	—	(54,919)

Net income (loss)	(389,664)	(331,263)	131,626	348,661	(152,053)	(392,693)
Net loss attributable to noncontrolling interest	—	—	—	3,029	—	3,029

Net income (loss) attributable to Intelsat S.A.	$(389,664)	$(331,263)	$131,626	$351,690	$(152,053)	$(389,664)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated
Cash flows from operating activities:	$(33,898)	$(557,342)	$(56,163)	$1,320,623	$—	$673,220

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	—	(615,113)	—	(615,113)
Disbursements for intercompany loans	—	—	(113,206)	(21,841)	135,047	—
Capital contributions to previously unconsolidated affiliates	—	—	—	(12,209)	—	(12,209)
Investment in subsidiaries	(3,100)	—	(5,027,932)	—	5,031,032	—
Dividend from affiliates	559,801	1,108,034	781,374	—	(2,449,209)	—
Other investing activities	—	—	—	6,710	—	6,710

Net cash provided by (used in) investing activities	556,701	1,108,034	(4,359,764)	(642,453)	2,716,870	(620,612)

Cash flows from financing activities:
Repayments of long-term debt	(485,841)	—	(547,755)	(5,289,423)	—	(6,323,019)
Proceeds from issuance of long-term debt	—	—	6,083,750	35,675	—	6,119,425
Proceeds from intercompany borrowing	—	—	21,841	113,206	(135,047)	—
Debt issuance costs	—	—	(69,339)	—	—	(69,339)
Payment of premium on early retirement of debt	(36,770)	—	(26,114)	(108,163)	—	(171,047)
Principal payments on deferred satellite performance incentives	—	—	—	(10,776)	—	(10,776)
Capital contribution from parent	—	—	—	5,031,032	(5,031,032)	—
Dividends to shareholders	—	(559,801)	(1,108,034)	(781,374)	2,449,209	—
Noncontrolling interest in New Dawn	—	—	—	1,734	—	1,734

Net cash provided by (used in) financing activities	(522,611)	(559,801)	4,354,349	(1,008,089)	(2,716,870)	(453,022)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	2,905	—	2,905

Net change in cash and cash equivalents	192	(9,109)	(61,578)	(327,014)	—	(397,509)
Cash and cash equivalents, beginning of period	7,315	10,017	126,605	548,993	—	692,930

Cash and cash equivalents, end of period	$7,507	$908	$65,027	$221,979	$—	$295,421

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated
Cash flows from operating activities:	$(37,506)	$(340,120)	$(100,934)	$1,099,580	$—	$621,020

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	—	(683,349)	—	(683,349)
Proceeds from sale of other property and equipment	—	—	—	—	—	—
Proceeds from sale of investment	—	—	—	28,594	—	28,594
Disbursements for intercompany loans	—	—	—	(228,499)	228,499	—
Capital contribution to previously unconsolidated affiliates	—	—	—	(12,209)	—	(12,209)
Investment in subsidiaries	(6,500)	—	(834,000)	—	840,500	—
Dividend from affiliates	3,000	161,781	231,955	—	(396,736)	—
Other investing activities	—	—	—	9,585	—	9,585

Net cash provided by (used in) investing activities	(3,500)	161,781	(602,045)	(885,878)	672,263	(657,379)

Cash flows from financing activities:
Repayments of long-term debt	—	—	—	(745,589)	—	(745,589)
Proceeds from issuance of long-term debt	—	—	1,000,000	23,465	—	1,023,465
Proceeds from intercompany borrowing	23,253	167,235	38,011	—	(228,499)	—
Debt issuance costs	(15,370)	(1,485)	(15,208)	—	—	(32,063)
Payment of premium on early retirement of debt	—	—	—	(44,118)	—	(44,118)
Principal payments on deferred satellite performance incentives	—	—	—	(11,946)	—	(11,946)
Principal payments on capital lease obligations	—	—	—	(191)	—	(191)
Capital contribution from parent	18,000	—	—	840,500	(840,500)	18,000
Dividends to shareholders	—	(3,000)	(161,781)	(231,955)	396,736	—
Noncontrolling interest in New Dawn	—	—	—	1,035	—	1,035

Net cash provided by (used in) financing activities	25,883	162,750	861,022	(168,799)	(672,263)	208,593

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1,419	—	1,419

Net change in cash and cash equivalents	(15,123)	(15,589)	158,043	46,322	—	173,653
Cash and cash equivalents, beginning of period	21,817	16,115	2,206	437,433	—	477,571

Cash and cash equivalents, end of period	$6,694	$526	$160,249	$483,755	$—	$651,224

(Certain totals may not add due to the effects of rounding)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Three Months Ended September 30, 2010 and 2011

The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

			Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2011	Increase (Decrease)	Percentage Change
Revenue	$644,256	$652,881	$8,625	1%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	104,732	110,668	5,936	6
Selling, general and administrative	46,009	50,767	4,758	10
Depreciation and amortization	198,993	193,841	(5,152)	(3)
Losses on derivative financial instruments	19,950	5,356	(14,594)	(73)

Total operating expenses	369,684	360,632	(9,052)	(2)

Income from operations	274,572	292,249	17,677	6
Interest expense, net	345,531	317,433	(28,098)	(8)
Loss on early extinguishment of debt	(75,805)	—	75,805	NM
Earnings (loss) from previously unconsolidated affiliates	127	(20,188)	(20,315)	NM
Other income, net	3,473	585	(2,888)	(83)

Loss before income taxes	(143,164)	(44,787)	98,377	(69)
Benefit from income taxes	(35,811)	(42,678)	(6,867)	19

Net loss	(107,353)	(2,109)	105,244	(98)%
Net loss attributable to noncontrolling interest	953	1,667	714	75

Net loss attributable to Intelsat S.A.	$(106,400)	$(442)	$105,958	NM %

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

The following table sets forth our comparative revenue by service type, with Off-Network and Other Revenues shown separately from On-Network Revenues, for the periods shown (in thousands, except percentages):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2011	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$466,565	$480,159	$13,594	3%
Managed services	76,737	75,316	(1,421)	(2)
Channel	29,985	26,358	(3,627)	(12)

Total on-network revenues	573,287	581,833	8,546	1
Off-Network and Other Revenues
Transponder, MSS and other off-network services	60,521	58,612	(1,909)	(3)
Satellite-related services	10,448	12,436	1,988	19

Total off-network and other revenues	70,969	71,048	79	0

Total	$644,256	$652,881	$8,625	1%

Total revenue for the three months ended September 30, 2011 increased by $8.6 million, or 1%, as compared to the three months ended September 30, 2010. By service type, revenue increased or decreased due to the following:

On-Network Revenues:

•

Transponder services—an aggregate increase of $13.6 million, largely due to a $9.2 million increase in revenue resulting from growth in capacity sold for media customers primarily in the North America and the Latin America and Caribbean regions and a $9.1 million increase in revenue from capacity sold by our Intelsat General business. These increases were partially offset by a $4.6 million net decrease in revenue from network services customers, reflecting declines in revenue from the Africa and Middle East and the Europe regions together with a lesser increase in the Latin America and Caribbean region.

•

Managed services—an aggregate decrease of $1.4 million, primarily due to a $4.3 million decrease in revenue from network services customers related to non-renewal of contracts for internet trunking and private line solutions primarily in the Africa and Middle East and the Asia-Pacific regions, a trend which we expect will continue due to the migration of services in these regions to fiber optic cable, partially offset by a $3.8 million increase in solution-related hardware sold by our Intelsat General business to North American customers.

•	Channel—an aggregate decrease of $3.6 million related to a continued decline from the migration of point-to-point satellite traffic to fiber optic cables, a trend which we expect will continue.

Off-Network and Other Revenues:

•

Transponder, MSS and other off-network services—an aggregate decrease of $1.9 million, primarily due to a $9.0 million decline in usage-based mobile satellite services (“MSS”) revenue, partially offset by a $7.5 million increase in transponder services largely related to contracts being implemented by our Intelsat General business.

•

Satellite-related services—an aggregate increase of $2.0 million, primarily due to an increase in professional fees earned for providing flight operations support for third-party satellites and government professional services.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization).

Direct costs of revenue increased by $5.9 million, or 6%, to $110.7 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase was primarily due to $10.6 million of higher costs attributable to off-network FSS capacity services and other third-party services purchased and a $2.4 million increase in the cost of equipment, the majority of which related to products sold by our Intelsat General business, together with an increase of $3.5 million in staff related expenses. These increases were partially offset by a $7.8 million decline in the cost of MSS capacity purchased, primarily related to solutions sold by our Intelsat General business, and a decrease of $3.8 million in other expenses, largely due to a reduction in satellite insurance costs in 2011 resulting from the expiration of prepaid in-orbit insurance coverage that was being amortized as well as a decrease in licenses and fees.

Selling, General and Administrative

Selling, general and administrative expenses increased by $4.8 million, or 10%, to $50.8 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase was primarily due to a $2.8 million increase in bad debt expense and a $1.0 million increase in staff related expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased by $5.2 million, or 3%, to $193.8 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This decrease was primarily due to the following:

•

a decrease of $6.2 million in amortization expense due to variation from year to year in the pattern of consumption of amortizable intangible assets, as these assets primarily include acquired backlog, which relates to contracts covering varying time periods that expire over time, and acquired customer relationships for which the value diminishes over time; and

•	a decrease of $7.5 million in depreciation expense due to the timing of certain satellites becoming fully depreciated and changes in estimated remaining useful lives of certain satellites; and

•	a decrease of $0.4 million in depreciation expense due to the timing of ground and other assets placed in service or becoming fully depreciated; partially offset by

•	an increase of $8.9 million in depreciation expense resulting from the impact of satellites placed into service during the first and second quarter of 2011.

Losses on Derivative Financial Instruments

Losses on derivative financial instruments were $5.4 million for the three months ended September 30, 2011 compared to $20.0 million for the three months ended September 30, 2010. For the three months ended September 30, 2011, the loss on derivative financial instruments was exclusively related to the net loss on our interest rate swaps.

Interest Expense, Net

Interest expense, net consists of the gross interest expense we incur less the amount of interest we capitalize related to capital assets under construction and less interest income earned. As of September 30, 2011, we also held interest rate swaps with an aggregate notional amount of $2.3 billion to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities. The swaps have not been designated as hedges for accounting purposes. Interest expense, net decreased by $28.1 million, or 8%, to $317.4 million for the three months ended September 30, 2011, as compared to $345.5 million for the three months ended September 30, 2010. The decrease in interest expense, net was principally due to the following:

•

a decrease of $22.0 million as a result of our refinancing activities, including the 2010 debt transactions and the various 2011 refinancing transactions, redemptions and offerings (see—Liquidity and Capital Resources—Long-Term Debt); and

•	a decrease of $8.7 million resulting from higher capitalized interest due to an increase in capitalized satellite related costs.

Non-cash items in interest expense, net were $13.3 million for the three months ended September 30, 2011, which were primarily associated with the amortization of deferred financing fees incurred as a result of new or refinanced debt and the amortization and accretion of discounts and premiums.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $75.8 million for the three months ended September 30, 2010, with no similar charge during the three months ended September 30, 2011. The 2010 loss was recognized in connection with the purchase by Intelsat Corp of $546.3 million of the 2014 Intelsat Corp Notes for $565.4 million (excluding accrued and unpaid interest of $6.3 million) and $124.9 million of the 2028 Intelsat Corp Notes for $149.9 million (excluding accrued and unpaid interest of $1.8 million), pursuant to cash tender offers. The loss of $75.8 million was caused by a $46.7 million difference between the carrying value of the Intelsat Corp notes purchased and the total cash amount paid (including related fees), together with a write-off of $29.1 million of unamortized debt discounts and debt issuance costs.

Earnings (Loss) from Previously Unconsolidated Affiliates

Loss from previously unconsolidated affiliates was $20.2 million for the three months ended September 30, 2011 as compared to earnings of $0.1 million for the three months ended September 30, 2010. The decrease of $20.3 million was primarily due to a $20.2 million charge as a result of the remeasurement of our investment in Horizons Satellite Holdings, LLC (“Horizons Holdings”) to fair value upon the consolidation of the joint venture on September 30, 2011 (see Note 6(b)—Investments—Horizons Holdings).

Other Income, Net

Other income, net was $0.6 million for the three months ended September 30, 2011 as compared to $3.5 million for the three months ended September 30, 2010. The decrease of $2.9 million was primarily due to $1.0 million of exchange rate losses during the three months ended September 30, 2011, as compared to $1.8 million of exchange rate gains during the three months ended September 30, 2010, primarily related to our business conducted in Brazilian reais and euros.

Provision for (Benefit from) Income Taxes

Our benefit from income taxes was $42.7 million for the three months ended September 30, 2011, as compared to a benefit from income taxes of $35.8 million for the three months ended September 30, 2010. The difference was principally due to the tax benefit associated with the release of certain valuation allowances on Intelsat Corp’s deferred state tax assets related to internal subsidiary mergers during the three months ended September 30, 2011, which exceeded the benefit recorded in relation to the reduction in unrecognized tax benefits during the three months ended September 30, 2010.

Cash paid for income taxes, net of refunds, totaled $12.1 million and $4.6 million for the three months ended September 30, 2010 and 2011, respectively.

Nine Months Ended September 30, 2010 and 2011

The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

			Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Increase (Decrease)	Percentage Change
Revenue	$1,900,683	$1,935,515	$34,832	2%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	302,620	316,749	14,129	5
Selling, general and administrative	144,589	157,516	12,927	9
Depreciation and amortization	596,989	583,196	(13,793)	(2)
Impairment of asset value	110,625	—	(110,625)	NM
Losses on derivative financial instruments	90,592	24,163	(66,429)	(73)

Total operating expenses	1,245,415	1,081,624	(163,791)	(13)

Income from operations	655,268	853,891	198,623	30
Interest expense, net	1,035,018	992,084	(42,934)	(4)
Loss on early extinguishment of debt	(75,805)	(326,183)	(250,378)	NM
Earnings (loss) from previously unconsolidated affiliates	377	(24,658)	(25,035)	NM
Other income, net	7,566	7,753	187	2

Loss before income taxes	(447,612)	(481,281)	(33,669)	8
Benefit from income taxes	(54,919)	(48,931)	5,988	(11)

Net loss	(392,693)	(432,350)	(39,657)	10%
Net loss attributable to noncontrolling interest	3,029	2,942	(87)	(3)

Net loss attributable to Intelsat S.A.	$(389,664)	$(429,408)	$(39,744)	10%

Revenue

The following table sets forth our comparative revenue by service type, with Off-Network and Other Revenues shown separately from On-Network Revenues, for the periods shown (in thousands, except percentages):

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$1,374,357	$1,422,163	$47,806	3%
Managed services	241,857	222,954	(18,903)	(8)
Channel	91,821	80,377	(11,444)	(12)

Total on-network revenues	1,708,035	1,725,494	17,459	1
Off-Network and Other Revenues
Transponder, MSS and other off-network services	163,373	168,420	5,047	3
Satellite-related services	29,275	41,601	12,326	42

Total off-network and other revenues	192,648	210,021	17,373	9

Total	$1,900,683	$1,935,515	$34,832	2%

Total revenue for the nine months ended September 30, 2011 increased by $34.8 million, or 2%, as compared to the nine months ended September 30, 2010. By service type, revenue increased or decreased due to the following:

On-Network Revenues:

•

Transponder services—an aggregate increase of $47.8 million as a result of increased sales of capacity and solid renewals. The increase was primarily due to a $25.1 million increase resulting from increased sales of capacity sold by our Intelsat General business, and a $21.8 million increase in revenue from media customers primarily in the Europe, the Latin America and Caribbean and the North America regions.

•

Managed services—an aggregate decrease of $18.9 million, primarily due to a $13.4 million net decrease in revenue from network services customers related to non-renewal of contracts for internet trunking and private line solutions primarily in the Africa and Middle East and the Asia-Pacific regions, a trend which we expect will continue due to the migration of services in these regions to fiber optic cable. There was also a $6.3 million decrease in managed video services sold to media customers in the Asia Pacific and the North America regions partially due to reduced occasional use services in the nine months ended September 30, 2011 as compared to 2010, which included revenue from a global sporting event.

•	Channel—an aggregate decrease of $11.4 million related to a continued decline from the migration of point-to-point satellite traffic to fiber optic cables, a trend which we expect will continue.

Off-Network and Other Revenues:

•

Transponder, MSS and other off-network services—an aggregate increase of $5.0 million, primarily due to a $23.8 million increase in transponder services largely related to contracts being implemented by our Intelsat General business, partially offset by an $20.9 million decline in usage-based MSS revenue.

•

Satellite-related services—an aggregate increase of $12.3 million, due primarily to an increase in professional fees earned for providing flight operations support for third-party satellites and government professional services.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue increased by $14.1 million, or 5%, to $316.7 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase was primarily due to $31.0 million of higher costs attributable to off-network FSS capacity services and other third party services purchased, corresponding to the related increase in revenue, and a $2.6 million increase in the cost of equipment, all of which primarily related to products sold by our Intelsat General business, together with an increase of $6.8 million in staff related expenses. These increases were partially offset by a $17.8 million decline in the cost of MSS capacity purchased, primarily related to solutions sold by our Intelsat General business, and a decrease of $9.7 million in other expenses largely due to a reduction in satellite insurance costs in 2011 resulting from the expiration of prepaid in-orbit insurance coverage that was being amortized.

Selling, General and Administrative

Selling, general and administrative expenses increased by $12.9 million, or 9%, to $157.5 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase was primarily due to $12.3 million in higher staff related expenses largely related to higher non-cash compensation costs during the nine months ended September 30, 2011 associated with the amended and restated Intelsat Global, Ltd. 2008 Share Incentive Plan, partially offset by a $1.6 million decrease in office and operational expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased by $13.8 million, or 2%, to $583.2 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This decrease was primarily due to the following:

•

a decrease of $18.6 million in amortization expense primarily due to variation from year to year in the pattern of consumption of amortizable intangible assets, as these assets primarily include acquired backlog, which relates to contracts covering varying time periods that expire over time, and acquired customer relationships for which the value diminishes over time; and

•

a decrease of $20.2 million in depreciation expense due to the timing of certain satellites becoming fully depreciated, the impairment of the IS-4 and Galaxy 15 satellites in 2010 and changes in estimated remaining useful lives of certain satellites; partially offset by

•	an increase of $21.7 million in depreciation expense resulting from the impact of satellites placed into service during the first quarter of 2010 and the first and second quarter of 2011; and

•	an increase of $3.5 million in depreciation expense due to the timing of ground and other assets placed in service or becoming fully depreciated.

Impairment of Asset Value

Impairment of asset value was $110.6 million for the nine months ended September 30, 2010, with no similar charges during the nine months ended September 30, 2011. The charges in 2010 included a $104.1 million non-cash impairment charge for the impairment of our Galaxy 15 satellite after an anomaly occurred in April 2010, as well as a $6.5 million non-cash impairment charge for the impairment of our IS-4 satellite, which was deemed unrecoverable after an anomaly occurred in February 2010.

Losses on Derivative Financial Instruments

Losses on derivative financial instruments were $24.2 million for the nine months ended September 30, 2011 compared to $90.6 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, the loss on derivative financial instruments was related to a $28.5 million net loss on our interest rate swaps, offset by a $4.3 million gain on our put option embedded derivative related to the Intelsat Sub Holdco 8 7/8% Senior Notes due 2015, Series B (the “2015 Intelsat Sub Holdco Notes, Series B”).

Interest Expense, Net

Interest expense, net decreased by $42.9 million, or 4%, to $992.1 million for the nine months ended September 30, 2011, as compared to $1,035.0 million for the nine months ended September 30, 2010. The decrease in interest expense, net was principally due to the following:

•

a decrease of $26.3 million as a result of our refinancing activities, including the 2010 debt transactions and the various 2011 refinancing transactions, redemptions and offerings (see—Liquidity and Capital Resources—Long-Term Debt); and

•	a decrease of $25.3 million resulting from higher capitalized interest due to an increase in capitalized satellite related costs; partially offset by

•

an increase of $3.7 million in interest expense associated with interest paid-in-kind that was accreted into the principal of the Intelsat Luxembourg 11 1/2%/12 1/2% Senior PIK Election Notes due 2017.

Non-cash items in interest expense, net were $72.4 million for the nine months ended September 30, 2011 and included $23.1 million of payment-in-kind interest expense. The remaining non-cash interest expense was primarily associated with the amortization of deferred financing fees incurred as a result of new or refinanced debt and the amortization and accretion of discounts and premiums.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $326.2 million for the nine months ended September 30, 2011 as compared to $75.8 million for the nine months ended September 30, 2010. The 2011 loss relates to the repayment of debt in connection with various 2011 refinancings, redemptions, tender offers and offerings. In January 2011, we repurchased $2,849.3 million of Intelsat Corp and Intelsat Sub Holdco debt for $2,906.1 million, excluding accrued and unpaid interest of $8.7 million (see—Liquidity and Capital Resources—Long-Term Debt—2011 Debt Transactions—2011 Secured Loan Refinancing). In March 2011, we redeemed $710.8 million of Intelsat S.A. and Intelsat Sub Holdco debt for $747.6 million, excluding accrued and unpaid interest of $19.1 million (see—Liquidity and Capital Resources—Long-Term Debt—2011 Debt Transactions—2011 Notes Redemptions). In April and May 2011, we redeemed or repurchased $2,527.0 million of Intelsat Sub Holdco, Intelsat Jackson and Intermediate Holdco debt for $2,604.4 million, excluding accrued and unpaid interest of $58.1 million (see—Liquidity and Capital Resources—Long-Term Debt—2011 Debt Transactions—2011 Intelsat Jackson Notes Offering, Tender Offers and Additional Redemptions). The loss of $326.2 million was primarily driven by a $171.1 million difference between the carrying value of the debt repurchased, redeemed or repaid and the total cash amount paid (including related fees), together with a write-off of $155.1 million of unamortized debt discounts and debt issuance costs.

The 2010 loss was recognized in connection with the purchases by Intelsat Corp of $546.3 million of the 2014 Intelsat Corp Notes for $565.4 million (excluding accrued and unpaid interest of $6.3 million) and $124.9 million of the 2028 Intelsat Corp Notes for $149.9 million (excluding accrued and unpaid interest of $1.8 million), pursuant to cash tender offers. The loss of $75.8 million was caused by a $46.7 million difference between the carrying value of the Intelsat Corp notes purchased and the total cash amount paid (including related fees), and a write-off of $29.1 million unamortized debt discounts and debt issuance costs.

Earnings (Loss) from Previously Unconsolidated Affiliates

Loss from previously unconsolidated affiliates was $24.7 million for the nine months ended September 30, 2011 as compared to earnings of $0.4 million for the nine months ended September 30, 2010. The decrease of $25.1 million was primarily due to a $20.2 million charge as a result of the remeasurement of our investment in Horizons Holdings to fair value upon the consolidation of the joint venture on September 30, 2011 and a $4.5 million loss from the operations of the joint venture recognized prior to consolidation (see Note 6(b)—Investments—Horizons Holdings).

Other Income, Net

Other income, net was $7.8 million for the nine months ended September 30, 2011 as compared to $7.6 million for the nine months ended September 30, 2010. The increase of $0.2 million was primarily due to a $1.5 million increase in exchange rate gains, primarily related to our business conducted in Brazilian reais and euros, offset by a $1.3 million decrease related to a gain on the sale of our Viasat, Inc. common stock in 2010 with no comparable gain in the current year.

Benefit from Income Taxes

Our benefit from income taxes was $48.9 million for the nine months ended September 30, 2011, as compared to a benefit from income taxes of $54.9 million for the nine months ended September 30, 2010. Principally, the 2010 tax benefits recorded in relation to the Galaxy 15 satellite impairment and the 2010 reductions in our balance of unrecognized tax benefits exceeded the 2011 tax benefits recorded in connection with the Horizons remeasurement charge, the September 2011 internal subsidiary mergers and the 2011 reductions in our balance of unrecognized tax benefits.

Cash paid for income taxes, net of refunds, totaled $32.0 million and $19.5 million for the nine months ended September 30, 2010 and 2011, respectively.

EBITDA

EBITDA consists of earnings before net interest, gain (loss) on early extinguishment of debt, taxes and depreciation and amortization. Given our high level of leverage, refinancing activities are a frequent part of our efforts to manage our costs of borrowing. Accordingly, we consider (gain) loss on early extinguishment of debt an element of interest expense. EBITDA is a measure commonly used in the FSS sector, and we present EBITDA to enhance the understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, EBITDA is not a measure of financial performance under U.S. GAAP, and our EBITDA may not be comparable to similarly titled measures of other companies. EBITDA should not be considered as an alternative to operating income (loss) or net income (loss), determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity.

A reconciliation of net loss to EBITDA for the periods shown is as follows (in thousands):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011
Net loss	$(107,353)	$(2,109)	$(392,693)	$(432,350)
Add (Subtract):
Interest expense, net	345,531	317,433	1,035,018	992,084
Loss on early extinguishment of debt	75,805	—	75,805	326,183
Benefit from income taxes	(35,811)	(42,678)	(54,919)	(48,931)
Depreciation and amortization	198,993	193,841	596,989	583,196

EBITDA	$477,165	$466,487	$1,260,200	$1,420,182

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

A reconciliation of net loss to Intelsat S.A. EBITDA and Intelsat S.A. EBITDA to Intelsat S.A. Adjusted EBITDA is as follows (in thousands):

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011
Net loss	$(392,693)	$(432,350)

Add (Subtract):
Interest expense, net (1)	1,035,018	992,084
Loss on early extinguishment of debt	75,805	326,183
Benefit from income taxes	(54,919)	(48,931)
Depreciation and amortization	596,989	583,196

Intelsat S.A. EBITDA	1,260,200	1,420,182

Add (Subtract):
Compensation and benefits (2)	(4,307)	4,275
Management fees (3)	18,534	18,650
(Earnings) loss from previously unconsolidated affiliates (4)	(377)	24,658
Impairment of asset value (5)	110,625	—
Loss on derivative financial instruments (6)	90,592	24,163
Gain on sale of investment (7)	(1,260)	—
Non-recurring and other non-cash items (8)	12,078	10,672

Intelsat S.A. Adjusted EBITDA (9)	$1,486,085	$1,502,600

(1)	Includes $6.5 million and $6.8 million of satellite performance incentive interest expense for the nine months ended September 30, 2010 and 2011, respectively.
(2)	Reflects non-cash expenses incurred relating to our equity compensation plans and a portion of the expenses related to our defined benefit retirement plan and other postretirement benefits.
(3)	Reflects expenses incurred in connection with the monitoring fee agreement to provide certain monitoring, advisory and consulting services to our subsidiaries.
(4)	Represents gains and losses under the equity method of accounting relating to our investment in Horizons Holdings. In addition, includes the charge from the remeasurement of our investment in Horizons Holdings to fair value upon the consolidation of the joint venture on September 30, 2011.
(5)	Represents the first quarter 2010 non-cash write-off of our IS-4 satellite, which was deemed to be unrecoverable due to an anomaly, including a write-off of the related deferred performance incentive obligations, and a second quarter 2010 impairment charge related to Galaxy 15.
(6)	Represents (i) the changes in the fair value of the undesignated interest rate swaps, (ii) the difference between the amount of floating rate interest we receive and the amount of fixed rate interest we pay under such swaps and (iii) the change in the fair value of our put option embedded derivative related to the 2015 Intelsat Sub Holdco Notes, Series B, all of which are recognized in operating income.
(7)	Represents the gain on the sale of our shares of Viasat, Inc. common stock (received as consideration in the sale of our investment in WildBlue to Viasat, Inc.) during the nine months ended September 30, 2010.
(8)	Reflects certain non-recurring gains and losses and non-cash items, including costs associated with the 2011 Reorganization, costs related to the migration of our jurisdiction of organization from Bermuda to Luxembourg and expense for services on the Horizons-1 and Horizons-2 satellites prior to the consolidation of Horizons Holdings, partially offset by non-cash income related to the recognition of deferred revenue on a straight-line basis of certain prepaid capacity contracts.
(9)	Intelsat S.A. Adjusted EBITDA includes $6.4 million and $6.6 million of expense incurred at Intelsat S.A. for employee salaries and benefits, office and operating costs and other expenses during the nine months ended September 30, 2010 and 2011, respectively. Additionally, Intelsat S.A. Adjusted EBITDA includes $3.5 million of adjustments related to our non-controlling interests and our New Dawn Satellite Company Ltd. (“New Dawn”) subsidiary for the nine months ended September 30, 2011.

Liquidity and Capital Resources

Overview

We are a highly leveraged company and our contractual obligations, commitments and debt service requirements over the next several years are significant. Our interest expense for the year ended December 31, 2010 was $1.38 billion, which included $342.0 million of non-cash interest expense. Our primary source of liquidity is cash generated from operations as well as existing cash. At September 30, 2011, cash and cash equivalents were approximately $295.4 million and our total indebtedness was approximately $16.0 billion. In addition, we also had $462.0 million available for borrowing under our senior secured revolving credit facility at September 30, 2011.

We currently expect to use cash on hand, cash flows from operations and availability under our senior secured credit facilities to fund our most significant cash outlays, including debt service requirements and capital expenditures, in the next twelve months, and expect such sources to be sufficient to fund our present requirements over that time. In addition, we may from time to time retain any future earnings to purchase, repay, redeem or retire any of our outstanding debt securities in privately negotiated or open market transactions, by tender offer or otherwise.

Cash Flow Items

Our cash flows consisted of the following for the periods shown (in thousands):

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011
Net cash provided by operating activities	$621,020	$673,220
Net cash used in investing activities	(657,379)	(620,612)
Net cash provided by (used in) financing activities	208,593	(453,022)
Net change in cash and cash equivalents	173,653	(397,509)

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased by $52.2 million during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. During the nine months ended September 30, 2011, cash flows from operating activities reflected a $267.8 million cash inflow related to deferred revenue for amounts received from customers for long-term service contracts. Additionally, cash flows from operating activities reflected a $36.7 million decrease due to the timing of cash collections on receivables, a $17.7 million cash outflow related to accrued retirement benefits primarily due to employer contributions to our defined benefit retirement plan in 2011, a $19.8 million cash outflow related to prepaid expenses primarily due to the prepayment of management fees and a $13.5 million cash outflow related to accounts payable and accrued liabilities largely due to the timing of interest payments.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by $36.8 million during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This decrease in investing cash outflow was primarily related to a decrease of $68.2 million in capital expenditures, partially offset by the proceeds from the sale of our shares of Viasat, Inc. common stock of $28.6 million in the first half of 2010, with no similar transactions in 2011.

Net Cash Used in Financing Activities

Net cash used in financing activities increased by $661.6 million during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. During the nine months ended September 30, 2011, cash flows from financing activities reflected the 2011 Secured Loan Refinancing and the 2011 Notes Redemptions, as discussed in—2011 Debt Transactions below. Net cash used in financing activities during the nine months ended September 30, 2011 also included a $171.0 million payment of a premium related to the debt transactions noted above and $69.3 million of debt issuance costs related to these debt transactions.

Long-Term Debt

Senior Secured Credit Facilities

On January 12, 2011, Intelsat Jackson, a wholly-owned subsidiary of Intelsat S.A., entered into the Intelsat Jackson Secured Credit Agreement, which includes a $3.25 billion term loan facility maturing in April 2018 and a $500.0 million revolving credit facility with a five year maturity, and borrowed the full $3.25 billion available under the term loan facility. The term loan facility requires regularly scheduled quarterly payments of principal equal to 0.25% of the original principal amount of the term loan beginning six months after January 12, 2011, with the remaining unpaid amount due and payable at maturity on April 2, 2018. Up to $350.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $70.0 million of the revolving credit facility is available for swingline loans. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. Intelsat Jackson is required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, at a rate per annum of 0.375%. In

August 2011, we borrowed and subsequently repaid $200.0 million principal amount under the revolving credit facility. As of September 30, 2011, Intelsat Jackson had $462.0 million (net of standby letters of credit) of availability remaining under its revolving credit facility.

The Intelsat Jackson Secured Credit Agreement includes two financial covenants. Intelsat Jackson must maintain a consolidated secured debt to consolidated EBITDA ratio of less than or equal to 3.50 to 1.00 at the end of each fiscal quarter as well as a consolidated EBITDA to consolidated interest expense ratio of greater than or equal to 1.75 to 1.00 at the end of each fiscal quarter, in each case as such financial measures are defined in the Intelsat Jackson Secured Credit Agreement. Intelsat Jackson was in compliance with these financial maintenance covenant ratios with a consolidated secured debt to consolidated EBITDA ratio of 1.48 to 1.00 and a consolidated EBITDA to consolidated interest expense ratio of 2.74 to 1.00 as of September 30, 2011. In the event we were to fail to comply with these financial maintenance covenant ratios and were unable to obtain waivers, we would default under the Intelsat Jackson Secured Credit Agreement, and the lenders under the Intelsat Jackson Secured Credit Agreement could accelerate our obligations thereunder, which would result in an event of default under our existing notes and the Intelsat Jackson senior unsecured credit agreements.

New Dawn Credit Facilities

On December 5, 2008, New Dawn entered into a $215.0 million secured financing arrangement with an eight year maturity that consists of senior and mezzanine term loan facilities. The credit facilities are non-recourse to New Dawn’s shareholders, including us and our wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions. During the nine months ended September 30, 2011, New Dawn paid $46.4 million for satellite related capital expenditures, and as of September 30, 2011, it had aggregate outstanding borrowings of $187.2 million under its credit facilities.

Horizons Holdings Debt

On September 30, 2011, we began consolidating Horizons Holdings within our results. As of the date of consolidation, Horizons Holdings had a debt balance of $73.3 million which is included in long-term debt on our accompanying condensed consolidated balance sheet at September 30, 2011. Horizons Holdings incurred the debt pursuant to a loan agreement with JSAT in August 2005 (the “Horizons Loan”) whereby JSAT loaned Horizon Holdings funds for the construction of the Horizons-2 satellite. Horizons Holdings’ obligations under the loan agreement are secured by a security interest in substantially all of the assets of Horizons Holdings, Horizons-1 and Horizons-2. Payments on the Horizons Note are made semi-annually in March and September in equal installments. As of September 30, 2011, six semi-annual payments remain on the Horizons Loan, which will be fully repaid in September 2014.

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

As a result, all of the above series of notes were paid off in full and no third party debt remained outstanding at Intermediate Holdco and Intelsat Sub Holdco as of May 5, 2011. Additionally, in connection with the above transactions, we recognized a loss on early extinguishment of debt of $158.0 million during the second quarter of 2011, which consists of the difference between the carrying value of the debt repaid or redeemed and the total cash amount paid (including related fees), and a write-off of unamortized debt discounts and debt issuance costs.

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

Contracted Backlog

We have historically had and currently have a substantial contracted backlog, which provides some assurance regarding our future revenue expectations. Contracted backlog is our expected future revenue under customer contracts, and includes both cancelable and non-cancelable contracts. Approximately 86% of our backlog as of September 30, 2011 related to contracts that were non-cancelable and approximately 10% related to contracts that were cancelable subject to substantial termination fees. In certain cases of breach for non-payment or customer bankruptcy, we may not be able to recover the full value of certain contracts or termination fees. Our contracted backlog includes 100% of the backlog of our consolidated ownership interests, which is consistent with the accounting for our ownership interests in these entities (see Note 6—Investments in the accompanying notes to our condensed consolidated financial statements for further discussion). Our contracted backlog was approximately $10.7 billion as of September 30, 2011. This backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

Included in our contracted backlog at September 30, 2011 is approximately $88.6 million of additional backlog related to future revenue on the Horizons-1 and Horizons-2 satellites (the “Horizons Satellites”). On September 30, 2011, we entered into an amendment to the Horizons Holdings joint venture agreement as a result of which we determined that we were the primary beneficiary of Horizons Holdings and consequently we began consolidating Horizons Holdings as of September 30, 2011 (see Note 6—Investments—(b) Horizons Holdings). We have included 100% of the backlog related to the future revenue on the Horizons Satellites, which was included in our backlog at 50% in prior periods.

Additionally, in the third quarter of 2011 we reduced our contracted backlog by $300.8 million previously associated with future revenue on our Intelsat New Dawn satellite’s C-band frequency. This satellite experienced an anomaly that prevented deployment of its C-band antenna reflector and the venture’s ability to provide service to its C-band customers (see “—Capital Expenditures” below for further discussion of the New Dawn C-band anomaly).

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

Payments for satellites and other property and equipment during the nine months ended September 30, 2011 were $615.1 million, which included $46.4 million of payments made by New Dawn. On April 22, 2011, the Intelsat New Dawn satellite was launched into orbit. Subsequent to the launch, the satellite experienced an anomaly during the deployment of its west antenna reflector, which controls communications in the C-band frequency. The anomaly had not been experienced previously on other STAR satellites manufactured by Orbital Sciences Corporation (“OSC”), including those in the Intelsat fleet. The Ku-band antenna reflector deployed and that portion of the satellite is operating as planned, entering service in June 2011. A Failure Review Board was established to determine the cause of the anomaly. The Failure Review Board completed its investigation in July 2011 and concluded that the deployment anomaly of the C-band reflector was most likely due to a malfunction of the reflector sunshield. As a result, the sunshield interfered with the ejection release mechanism and prevented the deployment of the C-band antenna. The New Dawn Failure Review Board also recommended corrective actions for OSC satellites not yet launched to prevent reoccurrence of the anomaly. Appropriate corrective actions were implemented on Intelsat 18, which was successfully launched on October 5, 2011, and will be implemented on Intelsat 23, which is currently being manufactured by OSC. At present, it is not believed that any needed modifications would delay current launch expectations for Intelsat 23.

Our capital expenditure guidance for the periods 2011 through 2013 forecasts capital expenditures during those periods for eight satellites currently in development. These satellites are expected to be launched from 2012 to 2015. In addition to these announced programs, we expect to procure one additional replacement satellite during this period. Our capital expenditures guidance includes capitalized interest, but excludes capital expenditures associated with the Intelsat New Dawn satellite. We expect our 2011 total capital expenditures to range from approximately $725 million to $800 million. Expected capital expenditures for fiscal years 2012 and 2013 range from $875 million to $950 million and $375 million to $450 million, respectively. The timing of particular satellite manufacturing and launch contract milestones can significantly affect the accounting period of capital expenditure payments. During the three years ending December 31, 2013, we also expect to receive significant customer prepayments under our service contracts. The prepayments are currently expected to range from $325 million to $375 million in 2011, $150 million to $200 million in 2012, and $75 million to $125 million in 2013. We intend to fund our capital expenditure requirements through cash on hand, cash provided from operating activities and, if necessary, borrowings under our senior secured revolving credit facility.

Disclosures about Market Risk

See Item 3—Quantitative and Qualitative Disclosures About Market Risk.

Off-Balance Sheet Arrangements

On September 30, 2011, we began consolidating Horizons Holdings pursuant to the determination that we are now the primary beneficiary of the Horizons Holdings joint venture (see Note 6 – Investments – (b) Horizons Holdings). Prior to the consolidation of Horizons Holdings on September 30, 2011, our investment in the Horizons Holdings joint venture, which includes our investment in Horizons-2, was accounted for using the equity method of accounting.

As of September 30, 2011, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Excluding interest rate swaps, approximately 72%, or $11.6 billion, of our debt as of September 30, 2011 was fixed-rate debt, compared to 79% as of December 31, 2010. This represents a 7% increase in floating-rate debt as of September 30, 2011, related to the 2011 Secured Loan Refinancing as discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources— Long-Term Debt— 2011 Debt Transactions—2011 Reorganization and 2011 Secured Loan Refinancing. While changes in interest rates impact the fair value of this debt, there is no impact to earnings or cash flows because we intend to hold these obligations to maturity unless market and other conditions are favorable.

As of September 30, 2011, we held interest rate swaps with an aggregate notional amount of $2.3 billion that mature in 2013. These swaps were entered into to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest. On September 30, 2011, the rate we would pay averaged 3.5% and the rate we would receive averaged 0.3%.

These interest rate swaps have not been designated for hedge accounting treatment in accordance with the Derivatives and Hedging topic of the Codification, as amended and interpreted, and the changes in fair value of these instruments will be recognized in earnings during the period of change. Assuming a one percentage point decrease in the prevailing forward yield curve, the fair value of our interest rate swap liability would increase to a liability of approximately $133.4 million from $111.8 million.

We perform interest rate sensitivity analyses on our variable-rate debt, including interest rate swaps, and cash and cash equivalents. These analyses indicate that a one percentage point change in interest rates would have had minimal impact on our condensed consolidated statements of operations and cash flows as of September 30, 2011. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair values.

Foreign Currency Risk

We do not currently use foreign currency derivatives to hedge our foreign currency exposures. There have been no material changes to our foreign currency exposures as discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We periodically review the design and effectiveness of our disclosure controls and procedures worldwide, including compliance with various laws and regulations that apply to our operations. We make modifications to improve the design and effectiveness of our disclosure controls and procedures, and may take other corrective action, if our reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2011. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Document Description

4.1	Fourth Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 9 1/2% Senior Notes due 2019, dated as of April 12, 2011, by and among Intelsat (Poland) Sp. z o.o., Intelsat Jackson Holdings S.A. and Wells Fargo Bank, National Association, as Trustee. *

4.2	Third Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 8 1/2% Senior Notes due 2019, dated as of April 12, 2011, by and among Intelsat (Poland) Sp. z o.o., Intelsat Jackson Holdings S.A. and Wells Fargo Bank, National Association, as Trustee. *

4.3	Second Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 7 1/4% Senior Notes due 2020, dated as of April 12, 2011, Intelsat (Poland) Sp. z o.o., Intelsat Jackson Holdings S.A. and Wells Fargo Bank, National Association, as Trustee. *

4.4	First Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 7 1/4% Senior Notes due 2019 and 7 1/2% Senior Notes due 2021, dated as of April 12, 2011, Intelsat (Poland) Sp. z o.o., Intelsat Jackson Holdings S.A. and Wells Fargo Bank, National Association, as Trustee. *

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Extension Schema Document. **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

*	Filed herewith.
**	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT S.A.

Date: November 8, 2011	By	/s/ DAVID MCGLADE
David McGlade
Deputy Chairman and Chief Executive Officer

Date: November 8, 2011	By	/s/ MICHAEL MCDONNELL
Michael McDonnell
Executive Vice President and Chief Financial Officer