Form 10-K
period 2011-12-31
INTELSAT S.A.
filed 2012-03-01
CIK 1156871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates is zero. The registrant is a privately held corporation.

As of February 27, 2012, 5,000,000 common shares, par value $1.00 per share, were outstanding.

Documents incorporated by reference:

None

*	The registrant became subject to the filing requirements of Section 15(d) of the Securities Exchange Act of 1934 on April 22, 2011. The registrant filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 90 days notwithstanding that the registrant is no longer required to file such reports.

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

When used in this Annual Report, the words “may,” “will,” “ might,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “intend,” “potential,” “outlook” and “continue,” and the negative of these terms, and other similar expressions are intended to identify forward-looking statements and information. Examples of these forward-looking statements include, but are not limited to, statements regarding the following: our goal to expand our leading fixed satellite services (“FSS”) business in high growth regions and applications while maintaining our focus on operational discipline; our expectation that our current capital expenditure program will position our network to capitalize on the FSS sector’s best growth opportunities globally, while providing optimal coverage to meet needs across our targeted customer sets; the characteristics of our refreshed fleet when the current investment cycle is completed; our belief that our strategies will position us to continue to deliver high operating margins, and as our current fleet investment program is completed, strong cash flow generation; the trends we believe will increase demand for satellite services and that we believe will allow us to capture new business opportunities in the future; our intent to continue to evaluate and pursue strategic transactions that complement our global fleet, provide growth capacity and allow us to respond to our customer needs; our belief that our network services and media customers increasingly require managed services best addressed by a network that combines space and terrestrial infrastructure; our expectation that the FSS sector will experience moderate growth over the next few years; our expectation that we will benefit from the general trend towards Internet Protocol (“IP”) based networking and distribution, including growing use of new media formats, as well as infrastructure applications in emerging regions; our expectation that we will continue to implement compression technologies into our ground network to reduce the bandwidth necessary for network service applications, increasing our customers’ efficiency and expanding our market potential, particularly in emerging regions; our belief that our enhancement of our fully-integrated terrestrial network to an all IP network environment will improve our ground support of high bandwidth applications such as high definition video and will allow us to converge our media and network services terrestrial network infrastructures; the trends that we believe will impact our revenue and operating expenses in the future; our assessments regarding how long satellites that have experienced anomalies in the past should be able to provide service on their transponders; our assessment of the risk of additional anomalies occurring on our satellites; our expectation that certain anomalies will not result in the acceleration of capital expenditures; our plans for satellite launches in the near term; our expected capital expenditures in 2012 and during the next several years; our belief that the diversity of our revenue and customer base allows us to recognize trends, capture new growth opportunities, and gain experience that can be transferred to customers in other regions, enables us to capitalize on changing market conditions and mitigates the impact of fluctuations in any specific customer type or geographic region; our belief that our global scale, diversity, collection of spectrum rights, technical expertise and fully integrated hybrid network form a strategic platform that positions us to identify and capitalize on new opportunities in satellite services; our belief that the scale of our fleet can reduce the financial impact of any satellite failures and protect against service interruption; and the impact on our financial position or results of operations of pending legal proceedings.

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

Our business provides mission critical communication services to the world’s leading media companies, wireline and wireless telecommunications operators, data networking service providers, multinational corporations, and Internet service providers (“ISPs”). We are the leading provider of commercial satellite capacity to the U.S. government and other select military organizations and contractors, according to research consultants, Frost & Sullivan. The span of our business ranges from global distribution of content for media companies to essential network backbones for communications providers in high-growth emerging markets.

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

We have a reputation for operational and engineering leadership, built on our experience of over 45 years in the FSS sector. The reliability of our network is outstanding, delivering 99.999% network availability on station-kept satellites to our customers in 2011. We built our centrally operated, fully integrated network using the world’s largest collection of FSS spectrum rights at valuable orbital locations, from which we can deliver services to established regions as well as higher-growth emerging regions.

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

As of December 31, 2011, our contracted backlog, which is our expected future revenue under existing customer contracts, was approximately $10.7 billion. We typically contract with our customers for long-term commitments of up to 15 years. Approximately 86% of this backlog related to contracts that were non-cancellable and approximately 10% related to contracts that were cancelable subject to substantial termination fees. For the year ended December 31, 2011, we generated revenue of $2.6 billion.

We believe that our global scale and efficient operating profile, diversified customer sets and sizeable backlog, together with the growing worldwide demand for entertainment and connectivity, provide us with a platform for success.

The FSS Sector

Fixed satellite services are an integral part of the global communications infrastructure. The global FSS sector is expected to generate revenues of approximately $11.1 billion in 2012 according to NSR, a leading international market research and consulting firm specializing in satellite and wireless technology and applications.

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

•

Proliferation of content and formats is resulting in increased bandwidth requirements as content owners seek to maximize distribution to multiple viewing audiences across multiple technologies. High definition television (“HDTV”), three-dimensional high definition television (“3DTV”), Internet distribution of traditional television programming, Internet protocol television (“IPTV”) and video to the handset are all examples of the expanding format and distribution requirements of media programmers. In its 2010 study, NSR forecasted that the number of standard and high definition television channels is expected to grow at a compound annual growth rate (“CAGR”) of 7.7% from 2011 to 2016.

•

Mobility applications, such as wireless phone services, maritime communications and aeronautical services, are fueling demand for mobile bandwidth. Rapid growth in cellular services for developing regions is expected to transition demand for voice only services to demand for data and video services over time, resulting in increased network bandwidth requirements. Given the low penetration of fixed-line telephone services in emerging markets and the introduction of smart phones and netbooks, Internet access in these markets may be primarily mobile. Significant technology advancements in aeronautical data and video services for government applications, such as unmanned aerial vehicles, and commercial applications, such as broadband for consumer flights, as well as broadband requirements from the maritime sector, are also resulting in increased demand for satellite-based bandwidth.

In total, C- and Ku-band transponder service revenue in the FSS sector is expected to grow at a CAGR of 5.1% from 2011 to 2016 according to NSR. The fundamentals of the sector have consistently improved over the past few years, with continued strong demand despite the generally poor economic environment in many regions of the world. Global C- and Ku-band transponder revenue from FSS video applications is forecasted to grow at an overall CAGR of approximately 5.2% from 2011 to 2016, according to NSR.

Our Customer Sets

We are the largest FSS operator according to Euroconsult, a leading international consulting and analyst firm specialized in satellite applications, communications, and digital broadcasting, and, based on the number of transponders contracted, we hold the leading position in each of our three customer sectors: network services, media and government. Characteristics of our customer sets are summarized below:

Year Ended December 31, 2011*	% of 2011 Total Revenue	% of Total Backlog(1)	Backlog to Revenue Multiple	Representative Customers

Network Services	47%	29%	2.5x	Bharti, France Telecom, MTN Group, Harris CapRock Communications, Verizon, Vodafone

Media	32%	61%	8.0x	Discovery Communications, Fox Entertainment Group, Home Box Office, DIRECTV, The Walt Disney Company, Turner Broadcasting Company, Vivendi

Government	20%	8%	1.7x	Australian Defence Force, U.S. National Oceanic and Atmospheric Administration, U.S. Department of Defense, U.S. Department of State, U.S. Navy, U.S. Air Force

*	Does not include Satellite Related Services and Other
(1)	Backlog as of December 31, 2011

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

Network Services

Network services is our largest customer set, and for the year ended December 31, 2011 accounted for 47% of our revenue and contracted backlog of $3.1 billion as of December 31, 2011. Our business generated from the network services sector is generally characterized by two to five year, and up to 15 year, contracts with many of the world’s leading communications providers, including:

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

Highlights of our network services business include the following:

•

We provide services to many of the world’s largest telecommunications companies. Of the customers we categorize as telecommunications companies, our revenue from the top 25 in aggregate has grown at a CAGR of 12.1% from 2007 to 2011;

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

We believe we are the leading provider of satellite capacity for network services, and that we are well positioned to benefit from the growing segments of this market. These segments include:

•	Satellite-based private data networks, including VSAT networks. C- and Ku-band transponder demand for VSAT services is expected to grow at a CAGR of 5.8% from 2011 to 2016, according to NSR;

•	Cellular backhaul via satellite, for which satellite capacity demand is expected to grow by a CAGR of 5.8% from 2011 to 2016, according to NSR; and

•	Broadband for maritime applications, which is expected to grow by a CAGR of 17.1% from 2011 to 2016 according to NSR.

Media

Media customers were the second largest source of our revenue for the year ended December 31, 2011, accounting for 32% of our revenue and contracted backlog of $6.6 billion as of December 31, 2011. We provide satellite capacity for the transmission of entertainment, news, sports and educational programming for approximately 300 broadcasters, content providers and direct-to-home (“DTH”) platform operators worldwide. Our revenue generated from the media sector is generally characterized by non-cancellable, long-term contracts with terms of up to 15 years with premier customers including:

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

Broadcasters, content providers and cable programmers also select us because our global capabilities enable the distribution or retrieval of content to or from virtually any point on earth. For instance, we regularly provide fully integrated global distribution networks for content providers that need to distribute their products across multiple continents. We believe DTH platform operators turn to us because of our attractive orbital locations and because the scale and flexibility of our fleet lowers their operating risk, as we have multiple satellites serving every region.

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

Highlights of our media business include the following:

•

Of our 51 satellites, 28 host premium video neighborhoods, offering programmers superior audience penetration, with 9 serving the United States, 6 serving Latin America, 5 serving Asia, 5 serving Europe, and 3 serving Africa and the Middle East.

•

We are a leading provider of capacity used in global content distribution to media customers, according to Euroconsult. Our top 10 video distribution customers buy service on our network across four or more geographic regions, demonstrating the value provided by the global reach of our network.

•

In North America, we believe that we are the leading provider of FSS capacity for the distribution of high definition and cable programming. Our Galaxy 13 satellite provided the first high definition neighborhood in North America, and today, the Galaxy fleet distributes approximately 200 high definition channels, and we distribute nearly 400 high definition channels on a global basis. In its 2011 study, NSR forecasted that the number of standard and high definition television channels is expected to grow at a CAGR of 7.7% from 2011 to 2016.

•	We are a leading provider of FSS capacity for DTH services, delivering programming to millions of viewers and supporting more than 30 DTH platforms around the world.

•

We are a leading provider of capacity used in video contribution managed occasional use services supporting coverage of major events for news and sports organizations, according to Euroconsult. In early 2010, we landed a special events team in Haiti within hours of its tragic earthquake, providing a critical link for broadcast teams reporting on the event. In the eleven days following the event, we uplinked over 500 hours of broadcasts from the disaster zone.

•	Global C- and Ku-band transponder revenue from FSS video applications is forecasted to grow at an overall CAGR of approximately 5.2% from 2011 to 2016, according to NSR.

Government

The government sector accounted for 20% of our revenue for the year ended December 31, 2011 and $859 million of our contracted backlog as of December 31, 2011. We consider each party within the Department of Defense and other U.S. governmental agencies that has the ability to initiate a purchase requisition and select a contractor to provide services to be a separate customer, although such party may not be the party that awards us the contract for the services. Our customer base includes many of the leading government communications providers, including:

•	U.S. military and allied partners;

•	Civilian agencies; and

•	Commercial customers serving the defense and civilian sectors.

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

Highlights of our government business include the following:

•	We are the leading FSS provider of government satellite services in the U.S., according to Frost & Sullivan.

•

The reliability and scale of our fleet and planned launches of new and replacement satellites allows us to address changing demand for satellite coverage and to provide mission-critical communications capabilities. For instance, our Intelsat 22 satellite will host a UHF payload under a 15-year agreement with the Australian Defence Force.

•

Our business generated from the government sector is generally characterized by annual contracts with multi-year renewal options, consistent with U.S. government procurement practices. We have historically been successful in achieving very high renewal rates on our government sector business, which were above 88% on an annual basis between 2009 and 2011.

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

Our Diverse Business

Our revenue and backlog diversity spans customer sets and applications, as discussed above, as well as geographic regions and satellites. We believe our diversity allows us to recognize trends to capture new growth opportunities, and gain experience that can be transferred to customers in different regions. For further details regarding geographic distribution of our revenue, see Note 15 to our consolidated financial statements included elsewhere in this Annual Report.

We believe we are the sector leader by transponder share in all but two of the geographic regions covered by our network, and our leading positions align to the regions identified by industry analysts as those that either purchase the most satellite capacity or are emerging regions that have the highest growth prospects, such as Africa and Latin America.

Source: Euroconsult 2011—Satellite Communications & Broadcasting Markets Survey

(1)	Based on in-service transponder units as of 12/31/10

Our diversity also reduces our business risk. The diversity of our revenue and customer base enables us to capitalize on changing market conditions and mitigates the impact of fluctuations in any specific customer type or geographic region. The scale of our fleet can also reduce the financial impact of satellite failures and protect against service interruption. No single satellite generated more than 4% of our revenue and no single customer accounted for more than 4% of our revenue for the year ended December 31, 2011.

By region and service sector, our backlog as of December 31, 2011 was as follows:

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

Focus our core business on attractive and growing broadband, mobility and media applications and innovative government solutions

We have an industry-leading position in each of the customer sets served by our business. We believe our global network and regional strengths will allow us to capture new business opportunities as a result of the following:

Network Services:

•	Growth in multinational enterprise broadband access requirements resulting from globalization;

•	The continued expansion of cellular networks and voice and data growth in emerging regions with inadequate infrastructure; and

•	New broadband connectivity requirements for aerial and maritime applications.

Media:

•	Programmers and broadcasters seeking new global distribution capabilities to deliver content in new regions;

•	New and expanding DTH platforms in fast growing emerging regions; and

•	Content and format proliferation, such as standard definition and high definition formats, increasing the capacity needs of our programmer customers.

Government:

•	The need for innovative broadband and turn-key network solutions for in-theatre communications;

•	Rapidly increasing bandwidth requirements resulting from the use of manned and unmanned aerial vehicles; and

•	Hosted payload opportunities as government customers increasingly seek timely and cost efficient access to space, filling capacity gaps by co-locating their space assets on commercial satellites.

Optimize our space-based assets, including orbital locations and spacecraft

We are nearing the completion of a $3.7 billion fleet investment program that began in 2008 and will be substantially complete in 2012. Our program is designed to position the Intelsat satellite network to capitalize on the FSS sector’s best growth opportunities globally, while providing optimal coverage to meet needs across our targeted customer sets. By the conclusion of the current investment cycle in 2012, the characteristics of our refreshed fleet are expected to include the following:

•

A significant increase in the proportion of high-power, land mass-focused transponders suitable for broadband and video applications, which typically command a higher price, resulting in an opportunity to increase the overall yield on our fleet;

•	Expanded capacity to serve our faster-growth network services and government customers, particularly in emerging markets;

•	Expanded capacity at our most valuable regional video distribution neighborhoods;

•	Reduced risk of anomalies resulting from the replacement of satellites with known health issues;

•	A modest increase in the total amount of station-kept transponder capacity after the majority of the satellites in this program have been launched and placed into service in 2013; and

•	A longer average remaining useful life of our satellite fleet.

Incorporate new technology into our core network to capture growth from new applications and evolving customer requirements

Our global scale, diversity, collection of spectrum rights, technical expertise and fully integrated hybrid network form a strategic platform that positions us to identify and capitalize on new opportunities in satellite services. Our fleet is large and diversified by coverage, manufacturer and age. As satellites reach the end of their service lives, we have an ongoing opportunity to refresh the technology we use to serve our customers, resulting in flexibility to address new opportunities as they are identified. For instance, we plan to incorporate advanced technology into two replacement satellites that will serve the Indian Ocean and Atlantic Ocean regions in the future, providing higher throughput for our infrastructure and mobility customers. Our newer assets, including our enhanced terrestrial network, IntelsatONESM , are used to address current market requirements, allowing older assets to be redeployed to serve legacy customer applications still efficiently served by those assets.

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

Our Network

Our global network is comprised of 51 satellites and ground facilities, including teleports and leased fiber that support our commercial services and the operation and control of our satellites.

Our customers depend on our global communications network and our operational and engineering leadership. Highlights of our network include:

•	Prime orbital locations, reflecting a valuable portfolio of coordinated fixed satellite spectrum rights;

•	Highly reliable services, including network availability of 99.999% on station-kept satellites for the year ended December 31, 2011;

•	Flexibility to relocate satellites to other orbital locations as demand patterns change or in response to new customer requirements;

•	Design features and steerable beams on many of our satellites that enable us to reconfigure capacity to provide different areas of coverage; and

•	Resilience, with multiple satellites serving each region, allowing for improved restoration alternatives should a satellite anomaly occur.

As we design our new satellites, we work closely with our strategic customers to incorporate technology and service coverage that provides them with a cost-effective platform for their respective requirements.

The table below provides a summary of our satellite fleet as of December 31, 2011

Satellite	Manufacturer		Orbital Location		Launch Date	Estimated End of Service Life(1)
Station Kept in Primary Orbital Role(2):
IS-707	SS/L	(3)	307	°E	3/96	1/13
IS-709	SS/L		72.1	°E	6/96	6/12
IS-805	LMC	(4)	304.5	°E	6/98	6/16
IS-7(5)	SS/L		68.65	°E	9/98	3/16
IS-8	SS/L		166	°E	11/98	5/19
Galaxy 11	BSS	(6)	304.5	°E	12/99	4/15
IS-9	BSS		58	°W	7/00	4/13
IS-12	SS/L		45	°E	10/00	1/16
IS-10(5)(7)	BSS		68.5	°E	5/01	8/15
IS-901	SS/L		342	°E	6/01	6/19
IS-902	SS/L		62	°E	8/01	8/19
IS-903	SS/L		325.5	°E	3/02	4/19
IS-904	SS/L		60	°E	2/02	1/20
IS-905	SS/L		335.5	°E	6/02	6/20
Galaxy 3C	BSS		95.05	°W	6/02	9/20
IS-906	SS/L		64.15	°E	9/02	9/20
IS-907	SS/L		332.5	°E	2/03	2/21
Galaxy 23(9)	SS/L		121	°W	8/03	8/21
Galaxy 13/Horizons-1(10)	BSS		127	°W	9/03	12/18
IS-10-02(11)	EADS Astrium		359	°E	6/04	1/22
Galaxy 28	SS/L		89	°W	6/05	10/22
Galaxy 14	ORB	(8)	125	°W	8/05	5/22
Galaxy 15(12)	ORB		133	°W	10/05	10/23
Galaxy 16	SS/L		99	°W	6/06	6/24
Galaxy 17	Thales	(13)	91	°W	5/07	2/24
Horizons-2(14)	ORB		DRIFT	(15)	12/07	12/25
IS-11	ORB		317	°E	10/07	2/23
Galaxy 18	SS/L		123	°W	5/08	5/24

Satellite	Manufacturer		Orbital Location		Launch Date	Estimated End of Service Life(1)
IS-25	SS/L		328.5	°E	07/08	7/24
Galaxy 19	SS/L		97	°W	9/08	9/24
IS-14	SS/L		315	°E	11/09	11/25
IS-15	ORB		85.15	°E	11/09	11/25
IS-16	ORB		58.1	°W	2/10	2/26
IS-17	SS/L		66	°E	11/10	5/26
IS-18	ORB		180	°E	10/11	10/27
New Dawn	ORB		32.8	°E	4/11	12/24
Station Kept Satellites, Redeployed(16):
Galaxy 25	SS/L		93.1	°W	5/97	12/16
IS-5	BSS		169	°E	8/97	1/14
Galaxy 26	SS/L		50	°E	2/99	12/16
Galaxy 27	SS/L		45.1	°E	9/99	10/14
IS-1R	BSS		50	°W	11/00	2/16
Galaxy 12	ORB		129	°W	4/03	12/18
Inclined Orbit (17):
IS-602	BSS		177.85	°E	10/89	9/12
Leasat F5(18)	BSS		72	°E	1/90	8/15
IS-603	BSS		348.5	°W	3/90	11/12
IS-701	SS/L		157	°E	10/93	10/37
IS-702	SS/L		47.5	°E	6/94	11/20
IS-706	SS/L		72	°E	5/95	8/16
HGS-3(19)	BSS		38	°E	2/96	12/11
IS-24	IAI	(20)	31	°E	5/96	6/12
IS-26	BSS		50.3	°E	2/97	12/14
IS-801	LMC		330.5	°E	3/97	5/13

(1)	Engineering estimates of the service life as of December 31, 2011 as determined by remaining fuel levels, consumption rates and other considerations (including power) and assuming no relocation of the satellite.
(2)	Primary orbital roles are those that are populated with station-kept satellites, generally, but not always, in their initial service positions, and where our general expectation is to provide continuity of service over the long-term.
(3)	Space Systems/Loral, Inc.
(4)	Lockheed Martin Corporation.
(5)	We expect IS-7 and IS-10 to be replaced by IS-20, which is expected to launch in 2012.
(6)	Boeing Satellite Systems, Inc., formerly Hughes Aircraft Company.
(7)	In the first quarter of 2010, IS-10 lost its secondary Xenon-Ion Propulsion System (“XIPS”) and is now operating on its backup bi-propellant system. The revised estimated end of service life is now estimated to be August 2015. See—Satellite Health and Technology—Other Anomalies for a discussion of propulsion system anomalies on our BSS 601 HP satellites.
(8)	Orbital Sciences Corporation.
(9)	EchoStar Communications Corporation owns all of this satellite’s Ku-band transponders and a portion of the common elements of the satellite.
(10)	Horizons Satellite Holdings, LLC (“Horizons Holdings”), our joint venture with JSAT, owns and operates the Ku-band payload on this satellite. We are the exclusive owner of the C-band payload.
(11)	Telenor owns 18 transponders (measured in equivalent 36 MHz transponders) of this satellite’s Ku-band payload.
(12)	In February 2011, Galaxy 15 initiated a drift to 133.1°W and returned to service, initially as an in-orbit spare. In October 2011, media traffic was transferred from Galaxy 12 back to Galaxy 15, and Galaxy 15 resumed normal service.
(13)	Thales Alenia Space.
(14)	Horizons Holdings owns and operates the payload on this satellite.
(15)	As a result of an amendment to the Horizons Holdings joint venture agreement, in December 2011 Horizons 2 initiated a drift to relocate to 84.85°E.
(16)	Certain of our orbital roles are populated with satellites that generally, but not always, have been redeployed from their primary orbital role but still have significant remaining station-kept life.
(17)	Certain of our orbital roles are from time to time populated with inclined orbit satellites, depending upon the applications being serviced by that orbital location.

(18)	Leasat F5 provides services in the X-band and UHF-band frequencies for military applications.
(19)	HGS 3 was decommissioned in January 2012.
(20)	Israel Aerospace Industries, Ltd.

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

A geosynchronous satellite is referred to as geostationary, or station-kept, when it is operated within an assigned orbital control, or station-keeping box, which is defined by a specific range of latitudes and longitudes. Geostationary satellites revolve around the earth with a speed that corresponds to that of the earth’s rotation and appear to remain above a fixed point on the earth’s surface at all times. Geosynchronous satellites that are not station-kept are in inclined orbit. The daily north south motion of a satellite in inclined orbit exceeds the specified range of latitudes of its assigned station-keeping box, and the satellite appears to oscillate slowly, moving above and below the equator every day. An operator will typically operate a satellite in inclined orbit toward the end of its service life because the operator is able to save significant amounts of fuel by not controlling the north-south position of the satellite and is thereby able to substantially extend the service life of the satellite. The types of services and customers that can access an inclined orbit satellite have traditionally been limited due to the movement of the satellite relative to a fixed ground antenna, however, recent technology innovations now allow the use of inclined orbit capacity for certain applications. As a result, we anticipate demand for inclined orbit capacity may increase over the next few years if these applications are successfully introduced. As of December 31, 2011, 10 of our satellites were operating in an inclined orbit, with most continuing to earn revenue beyond our original estimated life for each of these satellites.

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

As of December 31, 2011 our in-orbit fleet of satellites had approximately 1,200 and 850 36-MHz equivalent transponders available for transmitting in the C-band and the Ku-band, respectively. These totals measure transponders on station-kept satellites. The average system fill factor for our satellites, which represents the percentage of our total available transponder capacity that is in use or that is reserved at a given time (including guaranteed reservations for service), was 78%, 77%, 78% and 80%

in the quarters ended March 31, 2011; June 30, 2011; September 30, 2011 and December 31, 2011, respectively. The primary factors resulting in the trends in average system fill factor over this period were primarily related to a net decline of in-use transponders related to the release of restoration capacity following the resolution of an anomaly, the non-renewal and terminations of certain services and a decision to relocate a satellite, which resulted in it being temporarily out of service, partially offset by new and expanded customer services. Total available capacity decreased slightly over this period as a result of new satellite launches offset by satellites deorbited and satellites temporarily out of service due to relocation at the end of the period.

The design life of a satellite is the length of time that the satellite’s hardware is designed by the manufacturer to remain operational under normal operating conditions. In contrast, a satellite’s orbital maneuver life is the length of time the satellite has enough fuel to remain operational. A satellite’s service life is based upon fuel levels and other considerations, including power. Satellites launched in the recent past are generally expected to remain in service for the lesser of maneuver life or 16 years. Satellites typically have enough fuel to maintain between 16 and 18 years of station-kept operations. The average remaining service life of our satellites was approximately 8.6 years as of December 31, 2011, weighted on the basis of nominally available capacity for the station-kept satellites we own.

Planned Satellites

As of December 31, 2011 we had orders for the following eight satellites, of which five are replacement satellites. Generally, these satellites are being built over a period of three years.

Satellite	Manufacturer	Role	Earliest Launch Date	Expected Launch Provider
IS-19	SS/L	Replacement satellite for IS-8 located at 166°E.	Q2 2012	Sea Launch

IS-20	SS/L	Replacement satellite for IS-10 and IS-7 co-located at 68.5°E.	Q3 2012	Arianespace

IS-21	Boeing	Replacement satellite for IS-9 located at 302°E.	Q3 2012	Sea Launch

IS-22	Boeing	New satellite that includes a specialized UHF communications payload built in connection with an agreement with the Australian Defence Force. To be located at 72°E.	Q1 2012	ILS

IS-23	Orbital	Replacement satellite for IS-707 located at 307°E.	Q3 2012	ILS

IS-27	Boeing	Replacement satellite for IS-805 and Galaxy 11 located at 304.5°E.	Q1 2013	Sea Launch

IS-30	SS/L	New satellite for a DTH customer serving Latin America to be located at 95°W.	Q3 2014	Arianespace

IS-31	SS/L	New satellite for a DTH customer serving Latin America to be located at 95°W.	Q3 2015	Undetermined

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

Our satellite operations centers use a network of ground facilities to perform their functions. This network includes 22 earth stations that provide tracking, telemetry and commanding (“TT&C”) services for our satellites and various other earth stations worldwide. Through our ground facilities, we constantly monitor signal quality, protect bandwidth from piracy or other interference and maintain customer installed equipment.

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

As of December 31, 2011, four of the satellites in our fleet were covered by in-orbit insurance. In-orbit insurance coverage may initially be for an amount comparable to launch insurance levels, generally decreases over time and is typically based on the declining book value of the satellite. We do not currently insure against lost revenue in the event of a total or partial loss of a satellite.

One of the four insured satellites, Galaxy 13/Horizons-1, was covered by an insurance policy with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure, primarily related to XIPS related anomalies (“Significant Exclusion Policies”). The Significant Exclusion Policies reduce the probability of an insurance recovery in the event of a loss on this satellite.

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

Satellite Health and Technology

Our satellite fleet is diversified by manufacturer and satellite type, and as a result, our fleet is generally healthy, with 99.999% availability of station-kept satellite capacity during the year ended December 31, 2011. We have experienced some technical problems with our current fleet but have been able to minimize the impact of these problems on our customers, our operations and our business in recent years. Many of these problems have been component failures and anomalies that have had little long-term impact to date on the overall transponder availability in our satellite fleet. All of our satellites have been designed to accommodate an anticipated rate of equipment failures with adequate redundancy to meet or exceed their orbital design lives, and to date, this redundancy design scheme has proven effective. After each anomaly we have generally restored services for our customers on the affected satellite, provided alternative capacity on other satellites in our fleet, or provided capacity that we purchased from other satellite operators.

Significant Anomalies

On November 28, 2004, our Galaxy 27 satellite experienced a sudden anomaly in its north electrical distribution system which resulted in the loss of control of the satellite and the interruption of customer services on the satellite. Galaxy 27 is a FS 1300 series satellite manufactured by SS/L. Our engineers were able to regain command and control of Galaxy 27, and it was placed back in service, with reduced payload capacity, following operational testing. We have determined that the north electrical distribution system on Galaxy 27 and the communications capacity associated with it are not operational, and the satellite has lost redundancy in nearly all of its components. As a result, Galaxy 27 faces an increased risk of loss in the future. As of December 31, 2011, a substantial subset of Galaxy 27’s transponders, which are all powered by the south electrical distribution system, have been tested, are performing normally and are available for service to our customers. Some of these transponders are currently being used by our customers.

On January 14, 2005, our IS-804 satellite experienced a sudden and unexpected electrical power system anomaly that resulted in the total loss of the satellite. IS-804 was a Lockheed Martin 7000 series (the “LM 7000 series”) satellite, and as of December 31, 2011 we operated two other satellites in the LM 7000 series, IS-801 and IS-805. Of these two satellites, only IS-805 remains in a primary orbital role. Based on the report of the failure review board that we established with Lockheed Martin Corporation, we believe that the IS-804 failure was not likely to have been caused by an IS-804 specific workmanship or hardware element, but was most likely caused by a high current event in the battery circuitry triggered by an electrostatic discharge that propagated to cause the sudden failure of the high voltage power system. We therefore believe that although this risk exists for our other LM 7000 series satellites, the risk of any individual satellite having a similar anomaly is low.

On September 21, 2006, our IS-802 satellite, which was also an LM 7000 series satellite, experienced a reduction of electrical power capability that resulted in a degraded capability of the satellite. A substantial subset of transponders on IS-

802 were subsequently reactivated and operated normally until the end of its service life in September 2010, when it was decommissioned. The anomaly review board that we established with Lockheed Martin Corporation to investigate the cause of the anomaly concluded that the IS-802 anomaly was most likely caused by an electrical short internal to the solar array harness located on the south solar array boom. The anomaly review board found that this anomaly was significantly different from previous LM 7000 series spacecraft failures and was the first failure of this type on a solar array of the LM 7000 series. We therefore believe that although this risk exists for our other LM 7000 series satellites, the risk of any individual satellite having a similar anomaly is low.

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

With respect to both the Galaxy 27 and Galaxy 26 anomalies, the failure review boards that we established with SS/L identified the likely root cause of the anomalies as a design flaw which is affected by a number of parameters and in some extreme cases can result in an electrical system anomaly. The design flaw also exists on IS-8. This satellite has been in service since November 1998 and has not experienced an electrical system anomaly. Along with the manufacturer, we continually monitor this problem and we have ordered a replacement for IS-8 expected to be launched in the second quarter of 2012.

On April 5, 2010, our Galaxy 15 satellite experienced an anomaly resulting in our inability to command the satellite. We transitioned all media traffic on this satellite to our Galaxy 12 satellite, which was our designated in-orbit spare satellite for the North America region. Galaxy 15 is a Star-2 satellite manufactured by Orbital Sciences Corporation. On December 23, 2010, we recovered command of the spacecraft and we began diagnostic testing and uploading of software updates that protect against future anomalies of this type. Galaxy 15 was drifted to an interim orbital location where we concluded our in-orbit testing to confirm the functionality of every aspect of the spacecraft, a critical phase that our satellite engineering and operations team was managing. In February 2011, Galaxy 15 initiated a drift to 133.1°W and returned to service, initially as an in-orbit spare. In October 2011, media traffic was transferred from Galaxy 12 back to Galaxy 15, and Galaxy 15 resumed normal service.

On April 22, 2011, the Intelsat New Dawn satellite was launched into orbit. Subsequent to the launch, the satellite experienced an anomaly during the deployment of its west antenna reflector, which controls communications in the C-band frequency. The anomaly had not been experienced previously on other STAR satellites manufactured by Orbital Sciences Corporation, including those in the Intelsat fleet. The Ku-band antenna reflector deployed and that portion of the satellite is operating as planned, entering service in June 2011. A Failure Review Board was established to determine the cause of the anomaly. The Failure Review Board completed its investigation in July 2011 and concluded that the deployment anomaly of the C-band reflector was most likely due to a malfunction of the reflector sunshield. As a result, the sunshield interfered with the ejection release mechanism, and prevented the deployment of the C-band antenna. The New Dawn Failure Review Board also recommended corrective actions for Orbital Sciences Corporation satellites not yet launched to prevent reoccurrence of the anomaly. Appropriate corrective actions were implemented on Intelsat 18, which was successfully launched on October 5, 2011, and will be implemented on Intelsat 23, which is currently being manufactured by Orbital Sciences Corporation. At present, it is not believed that any needed modifications would delay current launch expectations.

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

As of December 31, 2011, we operated two BSS 601 satellites: HGS-3, which was decommissioned in January 2012, and IS-26. These satellites were identified as having heightened susceptibility to the SCP problem. IS-26 has been in continuous operation since 1997. Both primary and backup SCPs on this satellite are monitored regularly and remain fully functional. Accordingly, we believe it is unlikely that additional SCP failures will occur; however, should they occur, we do not anticipate an interruption in business or early replacement of this satellite as a result.

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

As of December 31, 2011, we operated four BSS 601 HP satellites, IS-5, IS-9, IS-10 and Galaxy 13/Horizons-1. Galaxy 13/Horizons-1 continues to have both XIPS available as its primary propulsion system. IS-5, IS-9 and IS-10 have experienced the failure of both XIPS and are operating on their backup bi-propellant systems. These three satellites are expected to be replaced in 2012. Our BSS 601 HP satellites had available bi-propellant fuel for a range of approximately one to seven years from December 31, 2011. No assurance can be given that we will not have further XIPS failures that result in shortened satellite lives. We have decommissioned three satellites that had experienced failure of both XIPS. IS-6B was replaced by IS-11 during the first quarter of 2008, Galaxy 10R was replaced by Galaxy 18 during the second quarter of 2008, and Galaxy 4R was decommissioned in March 2009.

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

As of December 31, 2011, we operated three BSS 702 satellites, two of which are affected by accelerated solar array degradation, Galaxy 11 and IS-1R. Service to customers has not been affected, and we expect that both of these satellites will continue to serve customers until we replace or supplement them with new satellites. Along with the manufacturer, we continually monitor the problem to determine its cause and its expected effect. Due to this continued degradation, Galaxy 11’s estimated end of service life is April 2015 and IS-1R’s estimated end of service life is February 2016. Galaxy 11 is currently operating in a primary orbital role and IS-1R was redeployed following its replacement by IS-14. The third BSS 702 satellite that we operated as of December 31, 2011, Galaxy 3C, was launched after the solar array anomaly was identified, and it has a substantially different solar array design intended to eliminate the problem. This satellite has been in service since September 2002 and has not experienced similar degradation problems.

Competition

We compete in the communications market for the provision of video, data and voice connectivity worldwide. Communications services are provided using various communications technologies, including satellite networks, which provide services as a substitute for, or as a complement to, the capabilities of terrestrial networks. We also face competition from suppliers of terrestrial communications capacity.

We operate at a global scale. Our competition includes providers of fixed satellite services of varying size. We compete with other satellite operators for both point-to-multipoint and point-to-point services.

We also compete with providers of terrestrial fiber optic cable capacity on certain routes and networks, principally for point-to-point services. As a result, we have been experiencing, and expect to continue to experience, a decline in certain of our revenues due to the build-out of fiber optic cable capacity. However, we believe that satellites have advantages over fiber optic cables in certain regions and for certain applications. The primary use of fiber optic cable is carrying high-volume communications traffic from point to point, and fiber capacity is available at substantially lower prices than satellite capacity once operational. Consequently, the growth in fiber optic cable capacity has led voice, data and video contribution customers that require service between major city hubs to migrate from satellite to fiber optic cable. However, satellite capacity remains competitive for signals that need to be transmitted beyond the main termination points of fiber optic cable, for point-to-multipoint transmissions such as for video broadcast and for signals seeking to bypass congested terrestrial networks. Satellite capacity is also competitive in parts of the world where providing fiber optic cable capacity is not yet cost-effective, reliable or is physically not feasible. We believe that in those applications and regions where we do compete with fiber optic cable companies, the basis for competition is primarily price. See —The FSS Sector for a description of the FSS sector generally and the advantages of satellite communications.

We also face competition from resellers of satellite and fiber capacity. Resellers purchase FSS or fiber capacity from current or future providers and then resell the capacity to their customers.

Regulation

As an operator of a privately owned global satellite system, we are subject to U.S. government regulation; regulation by foreign national telecommunications authorities; and the ITU frequency coordination process and regulations.

U.S. Government Regulation

FCC Regulation. Almost all of the satellites in our current constellation are licensed and regulated by the U.S. Federal Communications Commission (“FCC”). We have final or temporary FCC authorization for all of our U.S.-licensed operating satellites. We currently have five special temporary authorizations (“STAs”) in effect relating to our satellites. These STAs cover various time periods and thus the number held at any given time varies. In some cases, we have sought STAs because we needed temporary operational authority while we are awaiting grant of identical permanent authority. In others, we sought STAs because the activity was temporary in nature and thus no permanent authority was needed. Historically we have been able to obtain the STAs that we have needed on a timely basis. In addition, based on the current launch schedule through the end of 2012, we will need final FCC licenses for five new satellites, the applications for four of which have been filed. It is not uncommon for licenses for new satellites to be granted just prior to launch and we expect to receive such licenses for all planned satellites. FCC satellite licenses have a fifteen-year term. At the end of a license term, we can request an extension to continue operating a satellite. In addition, our FCC satellite licenses that relate to use of those orbital locations and associated frequencies that were transferred to the United States at the time of our privatization in July 2001 are conditioned on our remaining a signatory to the Public Services Agreement with the International Telecommunications Satellite Organization described below under —Our History—The Privatization. Furthermore, any transfer of these licenses by us to a third party or a successor-in-interest is only permitted if such third party or successor-in-interest has undertaken to perform our obligations under the Public Services Agreement. Some of our authorizations contain waivers of technical regulations. Many of our technical waivers were required when our satellites were initially licensed by the United States at privatization in 2001 because, as satellites previously operated by an intergovernmental entity, they had not been built in compliance with certain U.S. regulations. Since privatization, several replacement satellites for satellites licensed at privatization also have needed technical waivers as they are technically similar to the satellites they are replacing.

Changes to our satellite system generally require prior FCC approval. From time to time, we have pending applications for permanent or temporary changes in orbital locations, frequencies and technical design. From time to time, we also file applications for replacement or additional satellites. Replacement satellite applications are eligible for streamlined processing if they seek authority for the same orbital location, frequency bands and coverage area as an existing satellite and will be brought into use at approximately the same time, but no later than, the existing satellite is retired. The FCC processes satellite applications for new orbital locations or frequencies on a first come, first served basis and requires licensees to post a $3.0 million bond and to comply with a schedule of progress “milestones,” establishing deadlines to sign a satellite construction contract; complete critical design review; begin spacecraft construction; and launch and operate the satellite. Upon an FCC determination that each milestone has been completed, the amount of the bond is reduced by $750,000. A satellite licensee not satisfying a milestone will lose its license and must forfeit the remaining amount on its bond absent circumstances warranting a milestone extension under the FCC’s rules and policies.

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

We are not regulated as a common carrier for most of our activities. Therefore, we are not subject to rate regulation or the obligation not to discriminate among customers and we operate most of our activities with minimal governmental scrutiny of our business decisions. One of our subsidiaries is regulated as a common carrier. Common carriers are subject to FCC requirements, which include: traffic and revenue reports, international circuit status reports, international interconnected private line reports, notification and approval for foreign carrier affiliations, filing of contracts with international carriers, annual financial reports, equal employment opportunity reports, assistance for law enforcement and maintenance of customer billing records for 18 months. We currently qualify for exemptions from several of these reporting requirements. In addition, other common carrier requirements (e.g. certain foreign ownership restrictions) do not apply to us because our common carrier affiliate does not hold any FCC spectrum licenses.

U.S. Export Control Requirements and Sanctions Regulation. We must comply with U.S. export control laws and regulations, specifically the Arms Export Control Act, implemented by the International Traffic in Arms Regulations (“ITAR”) and administered by the U.S. State Department; the Export Administration Act/International Emergency Economic Powers Act, implemented by the Export Administration Regulations (“EAR”); and the trade sanctions laws and regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) in the operation of our business. The export of satellites, satellite hardware, defense services and technical information relating to satellites to non-U.S. satellite manufacturing firms, launch services providers, insurers, customers, employees and other non-U.S. persons is regulated by the U.S. Department of State’s Directorate of Defense Trade Controls (“DDTC”) under the ITAR. Certain of our contracts for the manufacture, launch, operation and insurance of our satellites involve the export to non-U.S. persons of technical data or hardware regulated by the ITAR. We believe that we have obtained all of the specific DDTC authorizations currently needed in order to fulfill our obligations under contracts with non-U.S. entities, and we believe that the terms of these licenses are sufficient given the scope and duration of the contracts to which they pertain.

The U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) also regulates some of our activities under the EAR. BIS regulates our export of non-ITAR equipment to earth stations in our ground network located outside of the United States. It is our practice to obtain all licenses necessary for the furnishing of original or spare equipment for the operation of our TT&C and other network stations in a timely manner in order to facilitate the shipment of this equipment when needed.

We cannot provide services to certain countries subject to U.S. trade sanctions unless we first obtain the necessary authorizations from OFAC. Where required, the OFAC has granted us the authorizations needed to provide satellite capacity and related administrative services to U.S.-sanctioned countries.

U.S. Department of Defense Security Clearances. To participate in classified U.S. government programs, we entered into a proxy agreement with the U.S. government that allows one of our subsidiaries to obtain security clearance from the U.S. Department of Defense as required under the national security laws and regulations of the United States. Such a proxy agreement is required to insulate the subsidiary performing this work from inappropriate foreign influence and control by Intelsat Global S.A., a Luxembourg company with significant non-U.S. investment and employees. Security clearances are subject to ongoing scrutiny by the issuing agency, as well as renewal every five years, and if we do not maintain the security clearances that we have obtained from the U.S. Department of Defense, we will not be able to perform our obligations under any classified U.S. government contracts to which our subsidiary is a party. Under those circumstances, the U.S. government would have the right to terminate our contracts requiring access to classified information and we would not be able to enter into new classified contracts. Compliance with the proxy agreement is regularly monitored by the U.S. Department of Defense and reviewed at least annually, and if we materially violate the terms of the proxy agreement, the subsidiary holding the security clearances may be suspended or debarred from performing any government contracts, whether classified or unclassified. Our current proxy agreement expires in 2019 and is subject to extension with the agreement of the U.S. Department of Defense.

Regulation by Non-U.S. National Telecommunications Authorities

U.K. Regulation. The United Kingdom is the licensing jurisdiction for the IS-603 satellite, as well as the BSS portion of the Ku-band on the IS-805 satellite. Satellite operators in the United Kingdom are regulated by the U.K.’s Office of Communications.

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

Other National Telecommunications Authorities. As a provider of satellite capacity, we are also subject to the national communications and broadcasting laws and regulations of many other countries in which we operate. In addition, in some cases our ability to operate a satellite in a non-U.S. jurisdiction also arises from a contractual arrangement with a third party. Some countries require us to obtain a license or other form of written authorization from the regulator prior to offering service. We have obtained these licenses or written authorizations in all countries that have required us to obtain them. As satellites are launched or relocated we determine whether such licenses or written authorizations are required and, if so, we obtain them. Most countries allow authorized telecommunications providers to own their own transmission facilities and to purchase satellite capacity without restriction, facilitating customer access to our services. Other countries maintain strict monopoly regimes or otherwise regulate the provision of our services. In order to provide services in these countries, we may need to negotiate an operating agreement with a monopoly entity that covers the types of services to be offered by each party, the contractual terms for service and each party’s rates. As we have developed our ground network and expanded our service offerings, we have been required to obtain additional licenses and authorizations. To date, we believe that we have identified and complied with all of the regulatory requirements applicable to us in connection with our ground network and expanded services.

The International Telecommunication Union Frequency Coordination Process and Associated Regulations

Our use of orbital locations is subject to the frequency coordination and recording process of the ITU. In order to protect satellite networks from harmful radio frequency interference from other satellite networks, the ITU maintains a Master International Frequency Register (“MIFR”) of radio frequency assignments and their associated orbital locations. Each ITU notifying administration is required by treaty to give notice of, coordinate and record its proposed use of radio frequency assignments and associated orbital locations with the ITU’s Radiocommunication Bureau.

When a frequency assignment is recorded in the MIFR, the ITU publishes this information so that all potential users of frequencies and orbital locations are aware of the need to protect the recorded assignments associated with a given orbital location from subsequent or nonconforming interfering uses by Member States of the ITU. The ITU’s Radio Regulations do not contain mandatory dispute resolution or enforcement mechanisms. The Radio Regulations’ arbitration procedure is voluntary and neither the ITU specifically, nor international law generally, provides clear remedies if this voluntary process fails. Only nations have full standing as ITU members. Therefore, we must rely on governments to represent our interests before the ITU, including obtaining new rights to use orbital locations and resolving disputes relating to the ITU’s regulations.

Employees

As of December 31, 2011, we had 1,110 full-time regular employees. These employees consisted of:

•	532 employees in engineering, operations and related information systems;

•	267 employees in finance, legal, corporate information systems and other administrative functions;

•	206 employees in sales, marketing and strategy; and

•	105 employees in support of government sales and marketing.

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

Novation Agreements

Each Intelsat novation agreement sets forth the terms and conditions upon which the service commitments entered into prior to the privatization are provided and the same terms and conditions generally apply to all customer service commitments transferred by the IGO pursuant to a novation agreement. Certain outstanding customer commitments represented in our December 31, 2011 backlog are covered by novation agreements.

Lifeline Connectivity Obligation Contracts

In connection with our privatization, customers that novated service commitments and that met specified eligibility criteria had the option of entering into LCO contracts. An LCO contract provides price and capacity protection for a covered service commitment until the earlier of July 18, 2013 or the expiration of the commitment, which may be renewed as many times as required up to July 18, 2013 at a price no higher than the price charged for that service on the privatization date. Our customers cannot elect to receive LCO protection on contracts effective after the privatization date, except in limited circumstances. As of December 31, 2011, less than 1% of the outstanding customer commitments in our backlog were LCO-protected. The LCO contracts obligate us, in some circumstances, to reduce the prices we charge for covered service commitments, based on the cumulative price increases and decreases of our non-LCO protected service commitments against a specified pricing index calculated annually on July 18. Because the cumulative decrease in pricing to non-LCO customers through July 18, 2011 has been less than 15%, we have not as of yet been required to reduce prices for our LCO-protected service commitments.

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

We face significant competition in the FSS sector in different regions around the world. We compete against other satellite operators and against suppliers of ground-based communications capacity. The increasing availability of satellite capacity and capacity from other forms of communications technology has historically created an excess supply of telecommunications capacity in certain regions from time to time. Increased competition in the FSS sector could lower prices, which could reduce our operating margins and the cash available to fund our operations and service our debt obligations. In addition, there has been a trend toward consolidation of major FSS providers as customers increasingly demand more robust distribution platforms with network redundancies and worldwide reach, and we expect to face increased competition as a result of this trend. Our direct competitors are likely to continue developing and launching satellites with greater power and more transponders, which may create satellite capacity at lower costs. In order to compete effectively, we may have to invest in similar technology.

We also believe that there are many companies that are seeking ways to improve the ability of existing land-based infrastructure, such as fiber optic cable, to transmit signals. Any significant improvement or increase in the amount of land-based capacity, particularly with respect to the existing fiber optic cable infrastructure and point-to-point applications, may cause our video services customers to shift their transmissions to land-based capacity or make it more difficult for us to obtain new customers. If fiber optic cable networks or other ground-based high-capacity transmission systems are available to service a particular point, that capacity, when available, is generally less expensive than satellite capacity. As land-based telecommunications services expand, demand for some satellite-based services may be reduced.

In addition, we face challenges to our business apart from these industry trends that our competition may not face. A portion of our revenue has historically been derived from channel services. Because fiber optic cable capacity is available at lower prices than satellite capacity, competition from fiber optic cable has historically caused a migration of our point-to-point customers from satellite to fiber optic cable on certain routes, resulting in erosion in our revenue from point-to-point services over the last ten years. Some other FSS operators have service mixes that are less weighted towards point-to-point connectivity than our current service mix. We have been addressing this erosion and sustaining our business by expanding our customer base in point-to-multipoint services, such as video, and growing our managed services business.

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

The FSS sector, as a whole, has experienced growth over the past few years. However, the future market for FSS may not grow or may shrink. Competing technologies, such as fiber optic cable, are continuing to adversely affect the point-to- point segment of the FSS sector. In the point-to-multipoint segment, the global economic downturn, the transition of video traffic from analog to digital and continuing improvements in compression technology have negatively impacted demand for certain fixed satellite services. Developments that we expect to support the growth of the satellite services industry, such as continued growth in data traffic and the proliferation of DTH platforms, HDTV and niche programming, may fail to materialize or may not occur in the manner or to the extent we anticipate. Any of these industry dynamics could negatively affect our operations and financial condition.

Because the market for FSS may not grow or may shrink, we may not be able to attract customers for the services that we are providing as part of our strategy to sustain our business. Reduced growth in the FSS sector may also adversely affect our ability to retain our existing customers. A shrinking market could reduce the number and value of our customer contracts and would have a material adverse effect on our business and results of operations. In addition, there could be a substantial negative impact on our credit ratings and our ability to access the capital markets.

The FSS sector has in the past experienced periods of pricing pressures that have resulted in reduced revenues of FSS operators. If similar pricing pressures were to occur in the future, this could have a significant negative impact on our revenues and financial condition.

Our financial condition could be materially and adversely affected if we were to suffer a satellite loss that is not adequately covered by insurance.

We currently carry in-orbit insurance only with respect to a small portion of our satellite fleet. As of December 31, 2011, four of the satellites in our fleet were covered by in-orbit insurance. One of the four insured satellites, Galaxy 13/Horizons-1, is covered by an insurance policy with substantial exclusions or exceptions to coverage for failures of specific components identified by the insurance underwriters as at risk for possible failure, which reduces the probability of an insurance recovery in the event of a loss on this satellite. In-orbit insurance coverage may initially be for an amount comparable to launch insurance levels, generally decreases over time and is typically based on the declining book value of the satellite.

As our satellite insurance policies expire, we may elect to reduce or eliminate insurance coverage relating to certain of our satellites to the extent permitted by our debt agreements if, in our view, exclusions make such policies ineffective or the costs of coverage make such insurance impractical and we believe that we can more reasonably protect our business through the use of in-orbit spare satellites, backup transponders and self-insurance. A partial or complete failure of a revenue-producing satellite, whether insured or not, could require additional, unplanned capital expenditures, an acceleration of planned capital expenditures, interruptions in service, a reduction in contracted backlog and lost revenue and could have a material adverse effect on our business, financial condition and results of operations. We do not currently insure against lost revenue in the event of total or partial loss of a satellite.

We also maintain third-party liability insurance on our satellites to cover damage caused by our satellites. As of December 31, 2011, all of the satellites in our fleet were covered by third-party insurance. This insurance, however, may not be adequate or available to cover all third-party liability damages that may be caused by any of our satellites, and we may not in the future be able to renew our third-party liability coverage on reasonable terms and conditions, if at all.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.

As of December 31, 2011, excluding our New Dawn joint venture, (a) Intelsat S.A. had approximately $15.9 billion principal amount of total third-party indebtedness on a consolidated basis, approximately $3.3 billion of which was secured debt, (b) Intelsat Luxembourg had approximately $15.5 billion principal amount of total third-party indebtedness on a consolidated basis, approximately $3.3 billion of which was secured debt, and (c) Intelsat Jackson had approximately $10.2 billion principal amount of total third-party indebtedness on a consolidated basis, approximately $3.3 billion of which was secured debt.

The indentures and credit agreements governing a substantial portion of the outstanding debt of Intelsat Luxembourg and Intelsat Jackson and their respective subsidiaries permit each of these companies to make payments to their respective direct and indirect parent companies to fund the cash interest payments on such indebtedness, so long as no default or event of default shall have occurred and be continuing or would occur as a consequence thereof.

Our substantial indebtedness could have important consequences. For example, it could:

•

make it more difficult for us to satisfy obligations with respect to indebtedness, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the indentures governing our notes and the agreements governing such other indebtedness;

•

require us to dedicate a substantial portion of available cash flow to pay principal and interest on our outstanding debt, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

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

The Intelsat Jackson Secured Credit Agreement, the Intelsat Jackson Unsecured Credit Agreements, the indentures governing our existing notes and the terms of our other outstanding indebtedness include covenants restricting, among other things, the ability of Intelsat S.A. and its subsidiaries to:

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

These covenants are subject to a number of qualifications and exceptions. The operating and financial restrictions and covenants in our existing debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. A breach of any of the restrictive covenants in the Intelsat Jackson Secured Credit Agreement could result in a default under such agreement. If any such default occurs, the lenders under the Intelsat Jackson Secured Credit Agreement may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, enforce their security interest or require us to apply all available cash to repay these borrowings. If this occurred under the Intelsat Jackson Secured Credit Agreement, this would result in an event of default under our existing notes and the Intelsat Jackson Unsecured Credit Agreements. The lenders under the Intelsat Jackson Secured Credit Agreement will also have the right in these circumstances to terminate any commitments they have to fund further borrowings. If Intelsat Jackson were unable to repay outstanding borrowings when due, the lenders under the Intelsat Jackson Secured Credit Agreement would have the right to proceed against the collateral granted to them to secure the debt owed to them. If the debt under the Intelsat Jackson Secured Credit Agreement were to be accelerated, our assets might not be sufficient to repay such debt in full or to repay the notes and our other debt.

Our business is capital intensive and requires us to make long-term capital expenditure decisions, and we may not be able to raise adequate capital to finance our business strategies, or we may be able to do so only on terms that significantly restrict our ability to operate our business.

Implementation of our business strategy requires a substantial outlay of capital. As we pursue our business strategies and seek to respond to opportunities and trends in our industry, our actual capital expenditures may differ from our expected capital expenditures and there can be no assurance that we will be able to satisfy our capital requirements in the future. The nature of our business also requires us to make capital expenditure decisions in anticipation of customer demand, and we may not be able to correctly predict customer demand. We have only a fixed amount of transponder capacity available to serve a particular region. If our customer demand exceeds our transponder capacity, we may not be able to fully capture the growth in demand in the region served by that capacity. We currently expect that the majority of our liquidity requirements in 2012 will be satisfied by cash on hand, cash generated from our operations and borrowings under our revolving credit facility. However, if we determine we need to obtain additional funds through external financing and are unable to do so, we may be prevented from fully implementing our business strategy.

The availability and cost to us of external financing depend on a number of factors, including general market conditions, our financial performance and our credit rating. Both our credit rating and our ability to obtain financing generally may be influenced by the supply and demand characteristics of the telecommunications sector in general and of the FSS sector in particular. Declines in our expected future revenue under contracts with customers and challenging business conditions faced by our customers are among factors that may adversely affect our credit. Other factors that could impact our credit include the amount of debt in our current capital structure, activities associated with our strategic initiatives, our expected future cash flows and the capital expenditures required to execute our business strategy. The overall impact on our financial condition of any transaction that we pursue may be negative or may be negatively perceived by the financial markets and ratings agencies and may result in adverse rating agency actions with respect to our credit rating. A disruption in the capital markets, a deterioration in our financial performance or a credit rating downgrade could limit our ability to obtain financing or could result in any such financing being available only at greater cost or on more restrictive terms than might otherwise be available. Our credit rating was downgraded by Moody’s Investor Services Inc. in June 2006, in January 2008, in February 2009 and again in October 2009 and by Standard & Poor’s Ratings Group, or S&P, in June 2006, June 2007, February 2008 (but only with respect to one tranche of our debt) and again in October 2009. Our debt agreements also impose restrictions on our operation of our business and could make it more difficult for us to obtain further external financing if required. See—The terms of the Intelsat Jackson Secured Credit Agreement, the Intelsat Jackson Unsecured Credit Agreements, the indentures governing our existing notes and the terms of our other indebtedness may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

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

Intelsat S.A and certain of its subsidiaries are Luxembourg-based companies and are subject to Luxembourg taxation for corporations. We believe that a significant portion of the income derived from our communications network will not be subject to tax in certain countries in which we own assets or conduct activities or in which our customers are located, including the United States and the United Kingdom. However, this belief is based on the presently anticipated nature and conduct of our business and on our current position under the tax laws of the countries in which we own assets or conduct activities. This position is subject to review and possible challenge by taxing authorities and to possible changes in law that may have a retroactive effect.

In addition, we conduct business with customers and counterparties in multiple countries and jurisdictions. Our overall tax burden is affected by tax legislation in these jurisdictions and the terms of income tax treaties between these countries and the countries in which our subsidiaries are qualified residents for treaty purposes as in effect from time to time. Tax legislation in these countries and jurisdictions may be amended and treaties are regularly renegotiated by the contracting countries and, in each case, may change. If tax legislation or treaties were to change, we could become subject to additional taxes, including retroactive tax claims or assessments of withholding on amounts payable to us or other taxes assessed at the source, in excess of the taxation we anticipate based on business contacts and practices and the current tax regimes. The extent to which certain taxing jurisdictions may require us to pay tax or to make payments in lieu of tax cannot be determined in advance. Our results of operations could be materially adversely affected if we become subject to a significant amount of unanticipated tax liabilities.

We are subject to political, economic and other risks due to the international nature of our operations.

We provide communications services in approximately 200 countries and territories. Accordingly, we may be subject to greater risks than other companies as a result of the international nature of our business operations. We could be harmed financially and operationally by tariffs, taxes and other trade barriers that may be imposed on our services, or by political and economic instability in the countries in which we provide service. If we ever need to pursue legal remedies against our customers or our business partners located outside of Luxembourg, the United States or the United Kingdom, it may be difficult for us to enforce our rights against them depending on their location.

Substantially all of our on-going technical operations are conducted in the United States and Germany. Providers of satellite launch services, upon which we are reliant to place our satellites into orbit, locate their operations in countries including Kazakhstan and French Guiana. Political disruptions in these two countries could increase the risk of launching the satellites that provide capacity for our operations, which could result in financial harm to us.

Our business is subject to foreign currency risk.

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

We have several large customers and the loss of, or default by, these customers could materially reduce our revenue and materially adversely affect our business.

We rely on a limited number of customers to provide a substantial portion of our revenue and contracted backlog. For the year ended December 31, 2011, our ten largest customers and their affiliates represented approximately 27% of our revenue. The loss of, or default by, our larger customers could adversely affect our current and future revenue and operating margins.

Some customers have in the past defaulted and, although we monitor our larger customers’ financial performance and seek deposits, guarantees and other methods of protection against default where possible, our customers may in the future default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Defaults by any of our larger customers or by a group of smaller customers who, collectively, represent a significant portion of our revenue could adversely affect our revenue, operating margins and cash flows. If our contracted backlog is reduced due to the financial difficulties of our customers, our revenue, operating margins and cash flows would be further negatively impacted.

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

•

circuit failures or other array degradation causing reductions in the power output of the solar arrays on the satellites, which could cause us to lose some of our capacity, require us to forego the use of some transponders initially and to turn off additional transponders in later years; and/or

•

failure of the cells within the batteries, whose sole purpose is to power the payload and spacecraft operations during the daily eclipse periods which occur for brief periods of time during two 40-day periods around March 21 and September 21 of each year; and

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

Any single anomaly or series of anomalies could materially and adversely affect our operations, our revenues, our relationship with our current customers and our ability to attract new customers for our satellite services. In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly and the availability of on-satellite backups. Anomalies and our estimate of their future effect may also cause a reduction of the expected service life of a satellite and contracted backlog. Anomalies may also cause a reduction of the revenue generated by that satellite or the recognition of an impairment loss, and in some circumstances could lead to claims from third parties for damages, if a satellite experiencing an anomaly were to cause physical damage to another satellite, create interference to the transmissions on another satellite, or cause other satellite operators to incur expenses to avoid such physical damage or interference. Finally, the occurrence of anomalies may adversely affect our ability to insure our satellites at commercially reasonable premiums, if at all. While some anomalies are covered by insurance policies, others are not or may not be covered. See—Risk Factors Relating to Our Business—Our financial condition could be materially and adversely affected if we were to suffer a satellite loss that is not adequately covered by insurance.

Many of the technical problems we have experienced with our current fleet have been component failures and anomalies. Our IS-804 satellite experienced a sudden and unexpected electrical power system anomaly that resulted in the total loss of the satellite in January 2005. The IS-804 satellite was a LM 7000 series satellite, and as of December 31, 2011, we operated two other satellites in the LM 7000 series, IS-801 and IS-805. We believe that the IS-804 satellite failure was most likely caused by a high current event in the battery circuitry triggered by an electrostatic discharge that propagated to cause the sudden failure of the high voltage power system.

Our IS-802 satellite, which was also a LM 7000 series satellite, experienced a reduction of electrical power capability that resulted in a degraded capability of the satellite in September 2006. A significant subset of transponders on IS-802 was subsequently reactivated and operated normally until the end of its service life in September 2010, when it was decommissioned. We believe that the IS-802 anomaly was most likely caused by an electrical short internal to the solar array harness located on the south solar array boom.

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

Our Galaxy 15 satellite experienced an anomaly in April 2010 resulting in our inability to command the satellite. We transitioned all media traffic on this satellite to our Galaxy 12 satellite, which was our designated in-orbit spare satellite for the North America region. Galaxy 15 is a Star-2 satellite manufactured by Orbital Sciences Corporation. On December 23, 2010, we recovered command of the spacecraft and subsequently completed diagnostic testing and uploading of software updates that protect against future anomalies of this type. In February 2011, Galaxy 15 initiated a drift to 133.1°W and returned to service, initially as an in-orbit spare. In October 2011, media traffic was transferred from Galaxy 12 back to Galaxy 15, and Galaxy 15 resumed normal service.

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

Certain of the BSS 601 HP satellites have experienced various problems associated with their XIPS. We currently operate four satellites of this type, three of which have experienced failures of both XIPS. We may in the future experience similar problems associated with XIPS or other propulsion systems on our satellites.

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

On April 22, 2011, the Intelsat New Dawn satellite was launched into orbit. Subsequent to the launch, the satellite experienced an anomaly during the deployment of its west antenna reflector, which controls communications in the C-band frequency. The anomaly had not been experienced previously on other STAR satellites manufactured by Orbital Sciences Corporation, including those in the Intelsat fleet. The Ku-band antenna reflector deployed and that portion of the satellite is operating as planned, entering service in June 2011. A Failure Review Board was established to determine the cause of the anomaly. The Failure Review Board completed its investigation in July 2011 and concluded that the deployment anomaly of the C-band reflector was most likely due to a malfunction of the reflector sunshield. As a result, the sunshield interfered with the ejection release mechanism, and prevented the deployment of the C-band antenna. The New Dawn Failure Review Board also recommended corrective actions for Orbital Sciences Corporation satellites not yet launched to prevent reoccurrence of the anomaly. Appropriate corrective actions were implemented on Intelsat 18, which was successfully launched on October 5, 2011, and will be implemented on Intelsat 23, which is currently being manufactured by Orbital Sciences Corporation. At present, it is not believed that any needed modifications would delay the launch of Intelsat 23. However, there can be no assurance that modifications to this satellite will address the cause of the anomaly, that our operating expenses will not increase or that our results of operations will not be affected.

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

Since 1975, we and the entities we have acquired have launched 109 satellites. Eight of these satellites were destroyed as a result of launch failures. In addition, certain launch vehicles that we have used or are scheduled to use have experienced launch failures in the past. Launch failure rates vary according to the launch vehicle used.

We have eight satellites in development that are expected to be launched from 2012 to 2015. See Item 1—Business—Our Network—Satellite Systems—Planned Satellites.

New or proposed satellites are subject to construction and launch delays, the occurrence of which can materially and adversely affect our operations.

The construction and launch of satellites are subject to certain delays. Such delays can result from the delays in the construction of satellites and launch vehicles, the periodic unavailability of reliable launch opportunities, possible delays in obtaining regulatory approvals and launch failures. We have in the past experienced delays in satellite construction and launch which have adversely affected our operations. Future delays may have the same effect. A significant delay in the future delivery of any satellite may also adversely affect our marketing plan for the satellite. If satellite construction schedules are not met, a launch opportunity may not be available at the time a satellite is ready to be launched. Further, any significant delay in the commencement of service of any of our satellites could enable customers who pre-purchased or agreed to utilize transponder capacity on the satellite to terminate their contracts and could affect our plans to replace an in-orbit satellite prior to the end of its service life. The failure to implement our satellite deployment plan on schedule could have a material adverse effect on our financial condition and results of operations. Delays in the launch of a satellite intended to replace an existing satellite that results in the existing satellite reaching its end of life before being replaced could result in loss of business to the extent an in-orbit backup is not available. We have eight satellites in development that are expected to be launched from 2012 to 2015. See Item 1—Business—Our Network—Satellite Systems—Planned Satellites.

Our dependence on outside contractors could result in increased costs and delays related to the launch of our new satellites, which would in turn adversely affect our business, operating results and financial condition.

There is a limited number of companies that we are able to use to launch our satellites and a limited number of commercial satellite launch opportunities available in any given time period. Adverse events with respect to our launch service providers, such as satellite launch failures or financial difficulties (which some of these providers have previously experienced), could result in increased costs or delays in the launch of our satellites. We have paid funds to certain of these providers for future launch services. General economic conditions may also affect the ability of launch providers to provide launch services on commercially reasonable terms or to fulfill their obligations in terms of launch dates, pricing, or both. In the event that our launch service providers are unable to fulfill their obligations, we may have difficulty procuring alternative services in a timely manner and may incur significant additional expenses as a result. Any such increased costs and delays could have a material adverse effect on our business, operating results and financial condition.

A natural disaster could diminish our ability to provide communications service.

Natural disasters could damage or destroy our ground stations resulting in a disruption of service to our customers. We currently have the technology to safeguard our antennas and protect our ground stations during natural disasters such as a hurricane, but the collateral effects of such disasters such as flooding may impair the functioning of our ground equipment. If a future natural disaster impairs or destroys any of our ground facilities, we may be unable to provide service to our customers in the affected area for a period of time.

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

The operation of our existing satellites is authorized and regulated by the FCC, the U.K. Office of Communications, the telecommunications licensing authority in Papua New Guinea, the telecommunications ministry of Japan, and the regulatory agency of Germany.

Our current operations are in compliance with FCC and non-U.S. licensing jurisdiction requirements. However, if we do not maintain the authorizations necessary to operate our existing satellites, we will not be able to operate the satellites covered by those authorizations, unless we obtain authorization from another licensing jurisdiction. Some of our authorizations provide waivers of technical regulations. If we do not maintain these waivers, we will be subject to operational restrictions or interference that will affect our use of existing satellites. Loss of a satellite authorization could cause us to lose the revenue from services provided by that satellite at a particular orbital location to the extent these services cannot be provided by satellites at other orbital locations.

Our launch and operation of planned satellites requires additional regulatory authorizations from the FCC or a non-U.S. licensing jurisdiction. Based on the current launch schedule through the end of 2012, we will need FCC licenses for five new satellites, the application for four of which have been filed. It is not uncommon for licenses for new satellites to be granted just prior to launch and we expect to receive such licenses for all planned satellites. If we do not obtain any required authorizations in the future, we will not be able to operate our planned satellites. If we obtain a required authorization but we do not meet milestones regarding the construction, launch and operation of a satellite by deadlines that may be established in the authorization, we may lose our authorization to operate a satellite using certain frequencies in an orbital location. Any authorizations we obtain may also impose operational restrictions or permit interference that could affect our use of planned satellites.

If we do not occupy unused orbital locations by specified deadlines, or do not maintain satellites in orbital locations we currently use, those orbital locations may become available for other satellite operators to use.

We currently have rights to use one orbital location that we may lose because the location is not occupied by one of our in-orbit satellites. If we are unable to place satellites into currently unused orbital locations by specified deadlines and in a manner that satisfies the ITU, or national regulatory requirements, or if we are unable to maintain satellites at the orbital locations that we currently use, we may lose our rights to use these orbital locations and the locations could become available for other satellite operators to use. We cannot operate our satellites without a sufficient number of suitable orbital locations in which to place the satellites. The loss of one or more of our orbital locations could negatively affect our plans and our ability to implement our business strategy.

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

The export of satellites and technical data related to satellites, earth station equipment and provision of services are subject to State Department, Commerce Department and Treasury Department regulations. If we do not maintain our existing authorizations or obtain necessary future authorizations under the export control laws and regulations of the United States, we may be unable to export technical data or equipment to non-U.S. persons and companies, including to our own non-U.S. employees, as required to fulfill existing contracts. If we do not maintain our existing authorizations or obtain necessary future authorizations under the trade sanctions laws and regulations of the United States, we may not be able to provide satellite capacity and related administrative services to certain countries subject to U.S. sanctions. In addition, because we conduct management activities from Luxembourg, our U.S. suppliers must comply with U.S. export control laws and regulations in connection with their export of satellites and related equipment and technical data to us. Our ability to acquire new satellites, launch new satellites or operate our satellites could also be negatively affected if our suppliers do not obtain required U.S. export authorizations.

If we do not maintain required security clearances from, and comply with our agreements with, the U.S. Department of Defense, or if we do not comply with U.S. law, we may not be able to continue to perform our obligations under U.S. government contracts.

To participate in classified U.S. government programs, we sought and obtained security clearances for one of our subsidiaries from the U.S. Department of Defense. Given our foreign ownership, we entered into a proxy agreement with the U.S. government that limits our ability to control the operations of this subsidiary, as required under the national security laws and regulations of the United States. If we do not maintain these security clearances, we will not be able to perform our obligations under any classified U.S. government contracts to which our subsidiary is a party, the U.S. government would have the right to terminate our contracts requiring access to classified information and we will not be able to enter into new classified contracts. As a result, our business could be materially adversely affected. Further, if we materially violate the terms of the proxy agreement or if we are found to have materially violated U.S. law, we or the subsidiary holding the security clearances may be suspended or barred from performing any government contracts, whether classified or unclassified, and we could be subject to civil or criminal penalties.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We own the two facilities in which most of our operations and employees are located in Washington, D.C. and Ellenwood, Georgia. We own the Washington, D.C. building where our administrative headquarters and primary satellite operations center are located. The land that underlies this building is leased from the U.S. government pursuant to a lease that expires in 2081. The building has approximately 917,000 gross square feet, of which approximately 546,500 rentable square feet is used for office space and satellite operations facilities. See Item 1—Business—Our Network—Network Operations and Current Ground Facilities for descriptions of these facilities. The building also houses the majority of our sales and marketing support staff and other administrative personnel. We also lease approximately 30,000 square feet in Bethesda, Maryland where the employees of our Intelsat General subsidiary are located. The lease expires on January 31, 2017.

We also own a facility in Ellenwood, Georgia in which our primary customer service center is located with our Atlanta Teleport. The facility has approximately 129,000 square feet of office space and operations facilities, which are based in two buildings and multiple antenna shelters and 65 antennas on the property. See Item 1—Business—Our Network—Network Operations and Current Ground Facilities for a description of this facility.

Our backup satellite operations center is located at a facility that we own in Long Beach, California, which includes approximately 68,875 square feet for administrative and operational facilities. We have entered into a lease agreement for 9,520 sq. ft. with a third party tenant. Our current plan is to continue to market for lease the remaining portion of this facility to third parties.

We use a worldwide ground network to operate our satellite fleet and to manage the communications services that we provide to our customers. This network is comprised of 39 owned and leased earth station and teleport facilities around the world, including 14 earth stations that perform TT&C services, seven owned and seven leased worldwide

The seven earth stations in our ground network provide commercial, TT&C and beam- monitoring services. We own teleports located in Hagerstown, Maryland, in Ellenwood, Georgia, in Fillmore, Napa and Riverside, California, in Paumalu, Hawaii and in Fuchsstadt, Germany. There are also two U.S. leased arrangements in Clarksburg, Maryland and Castle Rock, Colorado. The Clarksburg facility is migrating its function into Mountainside Teleport and will be closed by September 2013. We maintain assets at both facilities including all antennas, communications equipment, and some infrastructure equipment. We lease facilities at 32 other locations for satellite/commercial operations worldwide. We also contract with the owners of some of these facilities for the provision of additional services. The locations of other earth stations in our ground network include Argentina, Australia, Bahrain, Canada, Hong Kong, India, Israel, Italy, Kazakhstan, Kenya, Mongolia, the Netherlands, New Zealand, Nigeria, South Korea, South Africa, French Polynesia, Taiwan, Uruguay and the United Arab Emirates. Our network also consists of the leased communications links that connect the earth stations to our satellite operations center located at our Washington, D.C. building and to our back-up operations facility.

We have established points of presence connected by leased fiber at key traffic exchange points around the world, including Atlanta, Los Angeles, New York, McLean, Virginia, Hong Kong, and London. We lease our facilities at these traffic exchange points. We have also established video points of presence connected by leased fiber at key video exchange points around the world, including Los Angeles, Denver, New York, Washington, D.C. and London. We lease our facilities at these video exchange points. We use our teleports and points of presence in combination with our satellite network to provide our customers with managed data and video services. We lease office space in Luxembourg and London, England. Our Luxembourg office serves as the headquarters for Intelsat Global, Intelsat Global Subsidiary, Intelsat Holdings, Intelsat S.A., Intelsat Luxembourg, Intelsat Jackson, Intermediate Holdco and Intelsat Sub Holdco. Our London office houses the employees of Intelsat Global Sales, our sales and marketing subsidiary, administrative support offices and functions as our global sales headquarters. We also lease office space in New York, Florida, Delaware, Australia, Brazil, China, Hong Kong, France, Germany, India, Japan, Mexico, Singapore, South Africa and the United Arab Emirates for our local sales and marketing and administrative support offices.

The leases relating to our TT&C earth stations, teleports, points of presence and office space expire at various times. We do not believe that any such properties are individually material to our business or operations, and we expect that we could find suitable properties to replace such locations if the leases were not renewed at the end of their respective terms.

Item 3.	Legal Proceedings

We are subject to litigation in the ordinary course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable. There is no established trading market for the common shares of Intelsat S.A.

Item 6.	Selected Financial Data

The following selected historical consolidated financial data should be read in conjunction with, and is qualified by reference to, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and their notes included elsewhere in this Annual Report. The consolidated statement of operations data and consolidated cash flow data for the years ended December 31, 2009, 2010 and 2011, and the consolidated balance sheet data as of December 31, 2010 and 2011 have been derived from consolidated financial statements audited by KPMG LLP, an independent registered public accounting firm, included elsewhere in this Annual Report. The consolidated statement of operations data and consolidated cash flow data for the year ended December 31, 2007, the period January 1, 2008 to January 31, 2008 (predecessor entity) and the period February 1, 2008 to December 31, 2008 (successor entity) and the consolidated balance sheet data as of December 31, 2007, 2008 and 2009 have been derived from consolidated financial statements that are not included in this Annual Report.

	Predecessor Entity		Successor Entity
	Year Ended Dec 31,	January 1 to January 31, 2008	February 1 to December 31, 2008	Year Ended December 31,

	2007			2009	2010	2011
	(in thousands)
Consolidated Statement of Operations Data

Revenue	$2,183,079	$190,261	$2,174,640	$2,513,039	$2,544,652	$2,588,426
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	323,557	25,683	337,466	401,826	413,400	417,179
Selling, general and administrative	238,490	18,485	182,957	259,944	220,207	208,189
Depreciation and amortization	784,120	64,157	795,663	804,037	798,817	769,440
Restructuring and transaction costs	9,258	313,102	1,926	—	—	—
Impairment of asset value	—	—	390,444	499,100	110,625	—
Losses on derivative financial instruments	11,699	11,431	155,305	2,681	89,509	24,635

Total operating expenses	1,367,124	432,858	1,863,761	1,967,588	1,632,558	1,419,443

Income (loss) from operations	815,955	(242,597)	310,879	545,451	912,094	1,168,983
Interest expense, net	954,607	80,275	1,295,458	1,362,823	1,379,019	1,309,484
Gain (loss) on early extinguishment of debt	(38,143)	—	576	4,697	(76,849)	(326,183)
Earnings (loss) from previously unconsolidated affiliates	187	15	495	517	503	(24,658)
Other income (expense), net	(324)	520	(12,452)	41,496	9,124	1,955

Loss before income taxes	(176,932)	(322,337)	(995,960)	(770,662)	(534,147)	(489,387)
Provision for (benefit from) income taxes	14,957	(10,476)	(109,561)	11,399	(26,378)	(55,393)

Net loss	(191,889)	(311,861)	(886,399)	(782,061)	(507,769)	(433,994)

Net loss attributable to noncontrolling interest	—	—	93	369	2,317	1,106

Net loss attributable to Intelsat S.A.	$(191,889)	$(311,861)	$(886,306)	$(781,692)	$(505,452)	$(432,888)

Consolidated Cash Flow Data
Net cash provided by operating activities	$557,021	$19,619	$876,143	$873,656	$1,018,218	$916,060
Net cash used in investing activities	(540,988)	(24,701)	(409,897)	(947,095)	(954,614)	(850,431)
Net cash provided by (used in) financing activities	(173,602)	(22,304)	(1,504,431)	73,001	150,698	(465,234)

Other Data
Capital expenditures	$543,612	$24,701	$397,759	$943,133	$982,127	$844,688

	Predecessor Entity	Successor Entity
	As of December 31,	As of December 31,
	2007	2008	2009	2010	2011

Consolidated Balance Sheet Data
Cash and cash equivalents, net of restricted cash	$426,569	$470,211	$477,571	$692,930	$294,700
Restricted cash	—	—	—	—	94,131
Satellites and other property and equipment, net	4,586,348	5,339,671	5,781,955	5,997,283	6,142,731
Total assets	12,053,332	17,657,332	17,342,935	17,592,367	17,361,406
Total debt	11,265,404	14,873,333	15,320,699	15,916,625	16,002,330
Shareholder’s equity (deficit)	(722,384)	504,347	(210,763)	(698,941)	(1,143,375)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

2011 Reorganization and 2011 Secured Loan Refinancing

On January 12, 2011, certain of our subsidiaries completed a series of internal transactions and related steps that reorganized the ownership of our assets among our subsidiaries and effectively combined the legacy businesses of Intelsat Sub Holdco and Intelsat Corp in order to simplify our operations and enhance our ability to transact business in an efficient manner (the “2011 Reorganization”). Also on January 12, 2011, Intelsat Jackson entered into a secured credit agreement (the “Intelsat Jackson Secured Credit Agreement”) as discussed below in —Long Term Debt—Senior Secured Credit Facilities, and borrowed $3.25 billion under the term loan facility. Part of the net proceeds of the term loan, amounting to $2.4 billion, were contributed or loaned to Intelsat Corp, which used such funds to repay its existing indebtedness under Intelsat Corp’s senior secured facilities and to redeem Intelsat Corp’s 9 1/4% Senior Notes due 2016 (the “2016 Intelsat Corp Notes”). Separately, Intelsat Corp also redeemed all of its 9 1/4% Senior Notes due 2014 (the “2014 Intelsat Corp Notes”) and its 6 7/8% Senior Secured Debentures due 2028 (the “2028 Intelsat Corp Notes”). In addition, Intelsat Jackson contributed approximately $330.2 million of the net proceeds of the new term loan to Intelsat Sub Holdco to repay all existing indebtedness under Intelsat Sub Holdco’s senior secured credit facilities. The entry into the Intelsat Jackson Secured Credit Agreement, the repayment of the existing indebtedness of Intelsat Corp and the repayment of all the secured existing indebtedness of Intelsat Sub Holdco are referred to collectively as the “2011 Secured Loan Refinancing”. In connection with the 2011 Secured Loan Refinancing, certain of our interest rate swaps were assigned by Intelsat Sub Holdco and Intelsat Corp to Intelsat Jackson, and are now secured by a first priority security interest in the collateral that also secures obligations under the Intelsat Jackson Secured Credit Agreement. Additionally, in connection with the 2011 Secured Loan Refinancing, we recognized a loss on early extinguishment of debt of $87.9 million during the first quarter of 2011, which consists of the difference between the carrying value of the Intelsat Corp and Intelsat Sub Holdco debt repaid and the total cash amount paid (including related fees), and a write-off of unamortized debt discounts and debt issuance costs.

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

2011 Intelsat Jackson Notes Offering, Tender Offers and Additional Redemptions

On April 5, 2011, Intelsat Jackson completed an offering of $2.65 billion aggregate principal amount of senior notes (the “2011 Intelsat Jackson Notes Offering”), consisting of $1.5 billion aggregate principal amount of 7 1/4% Senior Notes due 2019 (the “2019 Intelsat Jackson Notes”) and $1.15 billion aggregate principal amount of 7 1/2% Senior Notes due 2021 (the “2021 Intelsat Jackson Notes” and collectively, the “New Jackson Notes”). The net proceeds were primarily used to repurchase in tender offers launched on March 21, 2011 and completed on April 15, 2011, and to subsequently redeem remaining outstanding amounts on May 5, 2011, all of the Intermediate Holdco and Intelsat Sub Holdco notes and the Intelsat Jackson 9 1/4% Senior Notes due 2016 and 11 1/2% Senior Notes due 2016. As a result, no third party debt remained outstanding at Intermediate Holdco and Intelsat Sub Holdco as of May 5, 2011. Additionally, in connection with the above transactions, we recognized a loss on early extinguishment of debt of $158.0 million during the second quarter of 2011, which consists of the difference between the carrying value of the debt repaid or redeemed and the total cash amount paid (including related fees), and a write-off of unamortized debt discounts and debt issuance costs.

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

Service Type	Description
Off-Network and Other Revenues:

Transponder, Mobile Satellite Services and Other

•         Voice, data and video services provided by third-party commercial satellite operators for which the desired frequency type or geographic coverage is not available on our network. Our Intelsat General business is a reseller of these services.

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

Trends Impacting Our Revenue

Our revenue at any given time is partially dependent on the supply of communications capacity available in a geographic region, including capacity from other satellite providers and from competing technologies such as fiber optic cable networks, as well as the level of demand for that capacity. See Item 1—Business—The FSS Sector for a discussion of the global trends creating demand for our services. In recent years, we have generated new revenue from a number of sources, including on our global network, from growth in demand for transponder services for network services applications such as network extensions for cellular phone operators and satellite-based private data networks and managed services for Internet backbone access and corporate broadband networks. We have also experienced growth in demand for transponder services for use in video applications such as DTH television services and HDTV and globalized program distribution. New transponder services and managed services revenue has also been generated from demand for government applications, such as support for military operations. With respect to off-network services, demand for MSS has softened as usage patterns have reduced in some regions. Demand for other off-network services, such as transponder services, has generally increased over the past several years as we have implemented contracts which require capacity either not available or in a different frequency than is available on our network.

Although margins for MSS and other off-network services are typically substantially lower than for services provided on our network, these services are low risk in nature, with no required up-front investment and terms and conditions of the procured capacity which typically match the contractual commitments from our customers.

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

Pricing

We believe that the flexibility that we have to help our customers optimize their services and in pricing services for new capacity in certain regions has positively affected our revenue. Although the pricing of our services is generally fixed for the duration of existing service commitments, new and renewing service commitments are priced competitively to reflect regional demand and other factors, subject to the contractual restrictions noted in the paragraph below. We believe that this flexibility in pricing our services will continue to positively affect our revenue from certain geographic regions. Over the last three years, we experienced improving pricing trends in most of the regions we serve, with pricing for Africa capacity comparatively weaker than other regions in more recent periods.

We are subject to contractual restrictions that constrain our ability to price services according to market rates in some limited circumstances. These contractual restrictions include the LCO protection provisions described in Item 1—Business—Certain Customer Service Agreements.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue relate to costs associated with the operation and control of our satellites, our communications network and engineering support, and the purchase of off-network capacity. Direct costs of revenue consist principally of salaries and related employment costs, in-orbit insurance, earth station operating costs and facilities costs. Our direct costs of revenue fluctuate based on the number and type of services offered and under development. Direct costs of revenue have increased due to our expanded sales of off-network transponder services to customers of our Intelsat General business and due to launch vehicle costs related to satellite-related services. We expect our direct costs of revenue to increase as we add customers and expand our managed services and use of off-network capacity.

Selling, General and Administrative Expenses

Selling, general and administrative expenses relate to costs associated with our sales and marketing staff and our administrative staff, which includes legal, finance and human resources. Staff expenses consist primarily of salaries and related employment costs including stock compensation, travel costs and office occupancy costs. Selling, general and administrative expenses also include building maintenance and rent expenses and the provision for uncollectible accounts. Selling, general and administrative expenses also include fees for professional services and monitoring fees payable to the New Sponsors in support of strategic activities. Selling, general and administrative expenses fluctuate with the number of customers served and the number and types of services offered.

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

Capital assets are depreciated or amortized on a straight-line basis over their estimated useful lives. The remaining depreciable lives of our satellites range from less than one year to 15 years as of December 31, 2011.

Impairment Charges

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

Contracted Backlog

We benefit from strong visibility of our future revenues. Contracted backlog is our expected future revenue under customer contracts, and includes both cancelable and non-cancelable contracts. Our backlog was approximately $10.7 billion as of December 31, 2011. As of December 31, 2011, the weighted average remaining customer contract life was approximately 5.15 years. We currently expect to deliver services associated with approximately $2.2 billion, or approximately 20%, of our December 31, 2011 contracted backlog during the year ending December 31, 2012. Based on our backlog at December 31, 2011, we expect to recognize at least $81.3 million in channel revenue in 2012. The amount included in backlog represents the full service charge for the duration of the contract and does not include termination fees. The amount of the termination fees, which are not included in the backlog amount, is generally calculated as a percentage of the remaining backlog associated with the contract. As of December 31, 2011, approximately 86% of our total contracted backlog related to contracts that were non-cancellable and approximately 10% related to contracts that were cancelable subject to substantial termination fees. In certain cases of breach for non-payment or customer bankruptcy, we may not be able to recover the full value of certain contracts or termination fees. Our contracted backlog includes 100% of the backlog of our consolidated ownership interests, which is consistent with the accounting for our ownership interests in these entities.

On September 30, 2011, we entered into an amendment to the Horizons Holdings joint venture agreement as a result of which we determined that we were the primary beneficiary of the Horizons Holdings joint venture and consequently we began consolidating Horizons Holdings as of September 30, 2011. We have therefore included 100% of the backlog related to the future revenue on the Horizons-1 and Horizons-2 satellites (the “Horizons Satellites”), which was previously included in our backlog at 50% prior to September 30, 2011. This resulted in the addition of approximately $88.6 million of additional backlog related to future revenue on the Horizons Satellites at September 30, 2011, the date of consolidation.

Additionally, in the second half of 2011 we reduced our contracted backlog by $264.4 million, which was previously associated with future revenue on our Intelsat New Dawn satellite’s C-band frequency. This satellite experienced an anomaly that prevented deployment of its C-band antenna reflector and the venture’s ability to provide service to its C-band customers (see Item 1—Business—Satellite Health and Technology—Significant Anomalies for further discussion of the New Dawn C-band anomaly).

Our expected future revenue under our contracted backlog as of December 31, 2011 was as follows (in millions):

Period
2012	$2,193.9
2013	1,671.5
2014	1,309.2
2015	1,035.7
2016	745.9
2017 and thereafter	3,786.0

Total	$10,742.2

Our backlog by service type as of December 31, 2011 was as follows (in millions, except percentages):

Service Type	Amount	Percent
Transponder services	$9,756.1	91%
Managed services	445.0	4
Off-network and other	300.4	3
Channel	240.7	2

Total	$10,742.2	100%

We believe this backlog and the resulting predictable cash flows in the FSS sector make our net cash provided by operating activities less volatile than that of typical companies outside our industry.

Results of Operations

Years Ended December 31, 2010 and 2011

The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

	Year Ended December 31, 2010	Year Ended December 31, 2011	Increase (Decrease)	Percentage Change
Revenue	$2,544,652	$2,588,426	$43,774	2%

Operating expenses:

Direct costs of revenue (exclusive of depreciation and amortization)	413,400	417,179	3,779	1

Selling, general and administrative	220,207	208,189	(12,018)	(6)
Depreciation and amortization	798,817	769,440	(29,377)	(4)
Impairment of asset value	110,625	—	(110,625)	NM
Losses on derivative financial instruments	89,509	24,635	(64,874)	(73)

Total operating expenses	1,632,558	1,419,443	(213,115)	(13)

Income from operations	912,094	1,168,983	256,889	28
Interest expense, net	1,379,019	1,309,484	(69,535)	(5)
Loss on early extinguishment of debt	(76,849)	(326,183)	(249,334)	NM
Earnings (loss) from previously unconsolidated affiliates	503	(24,658)	(25,161)	NM
Other income, net	9,124	1,955	(7,169)	(79)

Loss before income taxes	(534,147)	(489,387)	44,760	(8)
Benefit from income taxes	(26,378)	(55,393)	(29,015)	NM

Net loss	(507,769)	(433,994)	73,775	(15	) %
Net loss attributable to noncontrolling interest	2,317	1,106	(1,211)	(52)

Net loss attributable to Intelsat S.A.	$(505,452)	$(432,888)	$72,564	(14	) %

Revenue

The following table sets forth our comparative revenue by service type, with Off-Network and Other Revenues shown separately from On-Network Revenues, for the periods shown (in thousands, except percentages):

	Year Ended December 31, 2010	Year Ended December 31, 2011	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$1,839,047	$1,907,768	$68,721	4%
Managed services	321,863	294,078	(27,785)	(9)
Channel	119,924	104,981	(14,943)	(12)

Total on-network revenues	2,280,834	2,306,827	25,993	1
Off-Network and Other Revenues
Transponder, MSS and other off-network services	221,663	225,328	3,665	2
Satellite-related services	42,155	56,271	14,116	33

Total off-network and other revenues	263,818	281,599	17,781	7

Total	$2,544,652	$2,588,426	$43,774	2%

Total revenue for the year ended December 31, 2011 increased by $43.8 million, or 2%, as compared to the year ended December 31, 2010. By service type, our revenues increased or decreased due to the following:

On-Network Revenues:

•

Transponder services—an aggregate increase of $68.7 million, primarily due to a $37.3 million increase in revenue from growth in capacity sold to media customers primarily in the Europe, the Latin America and Caribbean and the North America regions, and a $28.8 million increase in revenue from capacity sold by our Intelsat General business.

•

Managed services—an aggregate decrease of $27.8 million, primarily due to an $18.4 million net decrease in revenue from network services customers related to non-renewal of contracts for international internet trunking and private line solutions primarily in the Africa and Middle East and the Asia-Pacific regions, a trend which we expect to continue due to the migration of services in these regions to fiber optic cable. There was also a $7.2 million decrease in managed video services sold to media customers in the Asia-Pacific and the North America regions partially due to reduced occasional use services in the year ended December 31, 2011 as compared to 2010, which included a higher level of activity due to a large global sporting event.

•

Channel—an aggregate decrease of $14.9 million related to a continued decline from the migration of international point-to-point satellite traffic to fiber optic cables, a trend which we expect will continue.

Off-Network and Other Revenues:

•

Transponder, MSS and other off-network services—an aggregate increase of $3.7 million, primarily due to a $30.6 million increase in transponder services largely related to contracts being implemented by our Intelsat General business, partially offset by a $27.5 million decline in usage-based MSS revenue.

•

Satellite-related services—an aggregate increase of $14.1 million, due primarily to an increase in professional fees earned for providing flight operations support for third-party satellites and government professional services.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue increased by $3.8 million, or 1%, to $417.2 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase was primarily due to the following:

•	a net increase of $31.3 million in costs attributable to off-network FSS capacity services and other third-party services purchased, corresponding to the related increase in revenue; and

•	an increase of $8.8 million in staff related expenses; partially offset by

•	a decrease of $23.5 million in the cost of MSS capacity purchased related to solutions sold by our Intelsat General business; and

•

a decrease of $10.3 million in other expenses primarily due to a reduction in satellite insurance costs in 2011 resulting from the expiration of prepaid in-orbit insurance coverage that was being amortized.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $12.0 million, or 5%, to $208.2 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The decrease in 2011 was primarily due to $12.6 million of lower non-cash stock compensation costs during the year ended December 31, 2011 associated with the amended and restated Intelsat Global, Ltd. 2008 Share Incentive Plan.

Depreciation and Amortization

Depreciation and amortization expense decreased by $29.4 million, or 4%, to $769.4 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This decrease was primarily due to:

•

a decrease of $24.8 million in amortization expense primarily due to variation from year to year in the pattern of consumption of amortizable assets, as these assets primarily include acquired backlog, which relates to contracts covering varying time periods that expire over time, and acquired customer relationships for which the value diminishes over time; and

•

a net decrease of $33.3 million in depreciation expense due to the timing of certain satellites becoming fully depreciated, the impairment of the Galaxy 15 satellite in 2010 and changes to estimated remaining useful lives of certain satellites; partially offset by

•	an increase of $30.2 million in depreciation expense primarily resulting from the impact of satellites placed into service during 2011.

Impairment of Asset Value

Impairment of asset value was $110.6 million for the year ended December 31, 2010, with no similar charges for the year ended December 31, 2011. The amount incurred in 2010 included a $104.1 million non-cash impairment charge for the impairment of our Galaxy 15 satellite after an anomaly occurred in April 2010, as well as a $6.5 million non-cash impairment charge for the impairment of our IS-4 satellite, which was deemed unrecoverable after an anomaly occurred in February 2010.

Losses on Derivative Financial Instruments

Losses on derivative financial instruments were $24.6 million for the year ended December 31, 2011 as compared to $89.5 million for the year ended December 31, 2010. For the year ended December 31, 2011, the loss on derivative financial instruments was related to a $28.9 million loss on our interest rate swaps, partially offset by a $4.3 million gain on our put option embedded derivative related to Intelsat Sub Holdco’s 8 7/8% Senior Notes due 2015, Series B (the “2015 Sub Holdco Notes, Series B”).

Interest Expense, Net

Interest expense, net consists of the gross interest expense we incur less the amount of interest we capitalize related to capital assets under construction and less interest income earned. As of December 31, 2011, we also held interest rate swaps with an aggregate notional amount of $2.3 billion to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities. The swaps have not been designated as hedges for accounting purposes. Interest expense, net decreased by $69.5 million, or 5%, to $1.31 billion for the year ended December 31, 2011, as compared to $1.38 billion for the year ended December 31, 2010. The decrease in interest expense, net was principally due to the following:

•

a net decrease of $50.4 million as a result of our refinancing activities, including the 2010 debt transactions and the various 2011 refinancing transactions, redemptions and offerings (see Liquidity and Capital Resources—Long-Term Debt); and

•	a decrease of $29.8 million from higher capitalized interest resulting from increased levels of satellites and related assets under construction; partially offset by

•

an increase of $2.9 million associated with interest paid-in-kind that was accreted into the principal amount of the Intelsat Luxembourg 11 1/2% / 12 1/2% Senior PIK Election Notes due 2017 (the “2017 PIK Notes”).

The non-cash portion of total interest expense, net was $90.1 million for the year ended December 31, 2011 and included $27.3 million of payment-in-kind (“PIK”) interest expense. The remaining non-cash interest expense was primarily associated with the amortization of deferred financing fees incurred as a result of new or refinanced debt and the amortization and accretion of discounts and premiums.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $326.2 million for the year ended December 31, 2011 as compared to $76.8 million for the year ended December 31, 2010. The 2011 loss related to the repayment of debt in connection with various 2011 refinancings, redemptions, tender offers and offerings. In January 2011, we repurchased $2,849.3 million of Intelsat Corp and Intelsat Sub Holdco debt for $2,906.1 million, excluding accrued and unpaid interest of $8.7 million (see—Liquidity and Capital Resources—Long-Term Debt—2011 Debt Transactions—2011 Secured Loan Refinancing). In March 2011, we redeemed $710.8 million of Intelsat S.A. and Intelsat Sub Holdco debt for $747.6 million, excluding accrued and unpaid interest of $19.1 million (see—Liquidity and Capital Resources—Long-Term Debt—2011 Debt Transactions—2011 Notes Redemptions). In April and May 2011, we redeemed or repurchased $2,527.0 million of Intelsat Sub Holdco, Intelsat Jackson and Intermediate Holdco debt for $2,604.4 million, excluding accrued and unpaid interest of $58.1 million (see—Liquidity and Capital Resources—Long-Term Debt—2011 Debt Transactions—2011 Intelsat Jackson Notes Offering, Tender Offers and Additional Redemptions). The loss of $326.2 million was primarily driven by a $171.1 million difference between the carrying value of the debt repurchased, redeemed or repaid and the total cash amount paid (including related fees), together with a write-off of $155.1 million of unamortized debt discounts and debt issuance costs.

The 2010 loss was recognized in connection with the purchases by Intelsat Corp of $546.3 million of the 2014 Intelsat Corp Notes for $565.4 million (excluding accrued and unpaid interest of $6.3 million) and $124.9 million of the 2028 Intelsat Corp Notes for $149.9 million (excluding accrued and unpaid interest of $1.8 million), pursuant to cash tender offers (the “2010 Tender Offers”). The loss of $76.8 million was caused by a $47.4 million difference between the carrying value of the Intelsat Corp notes purchased and the total cash amount paid (including related fees), and a write-off of $29.4 million unamortized debt discounts and debt issuance costs.

Earnings (Loss) from Previously Unconsolidated Affiliates

Loss from previously unconsolidated affiliates was $24.7 million for the year ended December 31, 2011 as compared to earnings of $0.5 million for the year ended December 31, 2010. The decrease of $25.2 million was primarily due to a $20.2 million charge as a result of the remeasurement of our investment in Horizons Holdings to fair value upon the consolidation of the joint venture on September 30, 2011 and a $4.5 million loss from the operations of the joint venture recognized prior to consolidation (see Note 8(b)—Investments—Horizons Holdings).

Other Income, Net

Other income, net was $2.0 million for the year ended December 31, 2011 as compared to $9.1 million for the year ended December 31, 2010. The decrease of $7.2 million was primarily due to $6.1 million of expense related to the settlement of a dispute concerning our investment in WildBlue Communications, Inc. (“WildBlue”) in 2011 and a $1.3 million decrease related to a gain on the sale of our Viasat, Inc. common stock in 2010, with no comparable gain in 2011.

Provision for (Benefit from) Income Taxes

Our benefit from income taxes increased by $29.0 million to $55.4 million for the year ended December 31, 2011 as compared to a benefit from income taxes of $26.4 million for the year ended December 31, 2010. The increase in benefit was principally due to higher pre-tax losses incurred in certain taxable jurisdictions, primarily due to refinancing expenses related to the 2011 Reorganization, along with the release of withholding tax liabilities resulting from certain sales in the Asia-Pacific region and of certain valuation allowances on Intelsat Corporation’s deferred state tax assets. In total, these 2011 tax benefits exceeded the 2010 tax benefits recorded for the Galaxy 15 satellite impairment and the 2010 reduction in our balance of unrecognized tax benefits.

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

Losses on Derivative Financial Instruments

Losses on derivative financial instruments were $89.5 million for the year ended December 31, 2010 as compared to $2.7 million for the year ended December 31, 2009. For the year ended December 31, 2010, the loss on derivative financial instruments related to a $99.8 million loss on our interest rate swaps primarily due to the change in fair value, partially offset by a $10.3 million gain on our put option embedded derivative related to the 2015 Sub Holdco Notes, Series B.

Interest Expense, Net

Interest expense, net increased by $16.2 million, or 1%, to $1.38 billion for the year ended December 31, 2010, as compared to $1.36 billion for the year ended December 31, 2009. As of December 31, 2010, we held interest rate swaps with an aggregate notional amount of $2.3 billion to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities. The swaps have not been designated as hedges for accounting purposes. The increase in interest expense, net was principally due to the following:

•

a net increase of $25.7 million in interest expense associated with interest paid-in-kind that was accreted into the principal of the 2017 PIK Notes and the October 2009 issuance of Intelsat Jackson’s 8   1/2% Senior Notes due 2019, the proceeds of which were primarily used to purchase and cancel $400 million of the 2017 PIK Notes;

•	an increase of $13.0 million in interest expense associated with the 2009 financing activities of Intelsat Sub Holdco and the 2010 Intelsat S.A. consent solicitation; and

•

a net increase of $7.7 million in interest expense associated with the September 2010 issuance of Intelsat Jackson’s 7  1/4% Notes due October 2020, the proceeds of which were transferred to Intelsat Corp to repurchase $546.3 million of its outstanding 2014 Corp Notes for $571.7 million and $124.9 million of its outstanding 2028 Corp Notes for $151.7 million, pursuant to the 2010 Tender Offers, together with increased indebtedness under the New Dawn credit facilities; partially offset by

•	a decrease of $20.5 million from higher capitalized interest due to an increase in capitalized satellite related costs; and

•	a decrease of $12.4 million in interest expense due to lower interest rates on our variable rate debt in 2010 as compared to 2009.

Non-cash items in interest expense, net included $244.9 million of PIK interest expense and $97.2 million primarily associated with the amortization of deferred financing fees incurred as a result of new or refinanced debt and the amortization and accretion of discounts and premiums.

Gain (Loss) on Early Extinguishment of Debt

Loss on early extinguishment of debt was $76.8 million for the year ended December 31, 2010 as compared to a gain of $4.7 million for the year ended December 31, 2009. The 2010 loss was recognized in connection with Intelsat Corp’s 2010 repurchases of $546.3 million of its outstanding 2014 Corp Notes for $565.4 million (excluding accrued and unpaid interest of $6.3 million) and $124.9 million of its outstanding 2028 Intelsat Corp Notes for $149.9 million (excluding accrued and unpaid interest of $1.8 million) pursuant to the 2010 Tender Offers, and Intelsat Sub HoldCo’s 2010 repurchase of $33.0 million of the 2013 Sub Holdco Notes for $33.5 million (excluding accrued and unpaid interest of $0.6 million) pursuant to an open market purchase transaction. The loss of $76.8 million was primarily driven by a $47.4 million difference between the carrying value of the Intelsat Corp and Intelsat Sub Holdco notes repurchased and the total cash amount paid (including related fees), and a write-off of $29.4 million of unamortized debt discounts and debt issuance costs.

Other Income, Net

Other income, net was $9.6 million for the year ended December 31, 2010 as compared to $42.0 million for the year ended December 31, 2009. The decrease of $32.4 million was due to a $27.3 million gain from the sale of our equity ownership in WildBlue in the fourth quarter of 2009, as compared to a $1.3 million gain on the sale of our Viasat common stock received as consideration in the sale of our WildBlue interest during the first quarter of 2010, and a net $6.7 million decrease in exchange rate gains, primarily due to the U.S. dollar weakening against the Brazilian real, which impacts our service contracts with our Brazilian customers.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, was enacted in March 2010. Included in the new legislation is a provision that affects the tax treatment of Medicare Part D subsidy payments. With the change in law, the subsidy will still not be taxed, but an equal amount of expenditures by the plan sponsor will not be deductible. Therefore, the expected future tax deduction will be reduced by an amount equal to the subsidy, and any previously recognized deferred tax asset must be reversed. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, the expense associated with adjusting this deferred tax asset is recognized as tax expense in continuing operations in the period the change in tax law is enacted. We recorded an increase of $2.9 million to tax expense related to the change in law during 2010.

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

A reconciliation of net loss to EBITDA for the periods shown is as follows (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011

Net loss	$(782,061)	$(507,769)	$(433,994)
Add:
Interest expense, net	1,362,823	1,379,019	1,309,484
(Gain) loss on early extinguishment of debt	(4,697)	76,849	326,183
Provision for (benefit from) income taxes	11,399	(26,378)	(55,393)
Depreciation and amortization	804,037	798,817	769,440

EBITDA	$1,391,501	$1,720,538	$1,915,720

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

Intelsat S.A. Adjusted EBITDA is not a measure of financial performance under U.S. GAAP and may not be comparable to similarly titled measures of other companies. Intelsat S.A. Adjusted EBITDA should not be considered as an alternative to operating income (loss) or net income (loss), determined in accordance with U.S. GAAP, as an indicator of our operating performance, as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity.

A reconciliation of net loss to Intelsat S.A. EBITDA and Intelsat S.A. EBITDA to Intelsat S.A. Adjusted EBITDA is as follows (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011
Net loss	$(782,061)	$(507,769)	$(433,994)

Add (Subtract):
Interest expense, net	1,362,823	1,379,019	1,309,484
Loss on early extinguishment of debt	(4,697)	76,849	326,183
Benefit from income taxes	11,399	(26,378)	(55,393)
Depreciation and amortization	804,037	798,817	769,440

Intelsat S.A. EBITDA	1,391,501	1,720,538	1,915,720

Add (Subtract):
Compensation and benefits (1)	61,229	21,124	8,811
Management fees (2)	23,188	24,711	24,867
(Earnings) loss from previously unconsolidated affiliates (3)	(517)	(503)	24,658
Impairment of asset value (4)	499,100	110,625	—
Loss on derivative financial instruments (5)	2,681	89,509	24,635
Gain on sale of investment (6)	(27,333)	(1,261)	—
Non-recurring and other non-cash items (7)	23,475	24,542	18,488

Intelsat S.A. Adjusted EBITDA (8)	$1,973,324	$1,989,285	$2,017,179

(1)	Reflects non-cash expenses incurred relating to our equity compensation plans and a portion of the expenses related to our defined benefit retirement plan and other postretirement benefits.
(2)	Reflects expenses incurred in connection with a monitoring fee agreement with the New Sponsors to provide certain monitoring, advisory and consulting services to our subsidiaries.
(3)	Represents gains and losses under the equity method of accounting relating to our investment in Horizons Holdings prior to the consolidation of Horizon Holdings. In addition, includes the charge from the remeasurement of our investment in Horizons Holdings to fair value upon the consolidation of the joint venture on September 30, 2011.
(4)	Represents the non-cash impairment charge in 2009 due to the impairment of our rights to operate at orbital locations. The non-cash impairment charge in 2010 includes $104.1 million for the write-down in the value of our Galaxy 15 satellite to its estimated fair value following an anomaly and $6.5 million for the non-cash write-off of our IS-4 satellite, which was deemed to be unrecoverable due to an anomaly, including a write-off of the related deferred performance incentive obligations.
(5)	Represents (i) the changes in the fair value of the undesignated interest rate swaps, (ii) the difference between the amount of floating rate interest we receive and the amount of fixed rate interest we pay under such swaps and (iii) the change in the fair value of our put option embedded derivative related to the 2015 Sub Holdco Notes, Series B, all of which are recognized in operating income.
(6)	Represents the gain on the sale of our shares of Viasat, Inc. common stock (received as consideration in the sale of our investment in WildBlue to Viasat, Inc.) during the nine months ended September 30, 2010.
(7)	Reflects certain non-recurring gains and losses and non-cash items, including costs associated with the 2011 Reorganization, net costs related to the settlement of a dispute concerning our investment in WildBlue, costs related to the migration of our jurisdiction of organization from Bermuda to Luxembourg, transaction costs related to the New Sponsors Acquisition and expense for services on the Galaxy 13/Horizons-1 and Horizons-2 satellites prior to the consolidation of Horizons Holdings, partially offset by non-cash income related to the recognition of deferred revenue on a straight-line basis of certain prepaid capacity contracts.
(8)	Approximately $7.9 million of the Intelsat S.A. Adjusted EBITDA for the year ended December 31, 2011 was attributable to New Dawn.

Liquidity and Capital Resources

Overview

We are a highly leveraged company and our contractual obligations, commitments and debt service requirements over the next several years are significant. At December 31, 2011, our total indebtedness was $16.0 billion. Our interest expense for the year ended December 31, 2011 was $1.31 billion, which included $90.1 million of non-cash interest expense. We also expect to make significant capital expenditures in 2012 and future years, as set forth below in —Capital Expenditures. Our primary source of liquidity is and will continue to be cash generated from operations as well as existing cash. At December 31, 2011, cash and cash equivalents were approximately $294.7 million, excluding restricted cash of $94.1 million relating to proceeds received from a New Dawn insurance claim that must be used to prepay debt under existing debt agreements. In addition, we also had $462.6 million of borrowing capacity (net of $37.4 million of letters of credit outstanding) under our $500.0 million senior secured revolving credit facility at December 31, 2011. In February 2012, we borrowed $175.0 million under this revolving credit facility for working capital purposes.

We currently expect to use cash on hand, cash flows from operations and borrowing capacity under our senior secured revolving credit facility to fund our most significant cash outlays, including debt service requirements and capital expenditures, in the next twelve months and beyond, and expect such sources to be sufficient to fund our requirements over that time and beyond. In past years, our cash flows from operations and cash on hand have been sufficient to fund our interest expense obligations ($1.38 billion and $1.31 billion in 2010 and 2011, respectively) and significant capital expenditures ($982.1 million and $844.7 million in 2010 and 2011, respectively). In addition, we have the option to elect to pay interest on certain portions of our debt in kind rather than in cash, and in past years have been able to refinance significant portions of our debt at favorable rates and on favorable terms. Total capital expenditures are expected to range from $775 million to $850 million in 2012, $550 million to $625 million in 2013 and $525 million to $600 million in 2014. In addition, we expect to receive significant customer prepayments under our customer service contracts. Prepayments received in 2011 totaled $334 million. Prepayments are currently expected to range from $150 million to $200 million in 2012, $150 million to $200 million in 2013 and $100 million to $150 million in 2014. However, an inability to generate sufficient cash flow to satisfy our debt service obligations or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial position, results of operations and cash flows, as well as on our and our subsidiaries’ ability to satisfy their obligations in respect of their respective debt. See Item 1A Risk Factors—Risk Factors Relating to Our Business—We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants, and make payments on our indebtedness. We also continually evaluate ways to simplify our capital structure and opportunistically extend our maturities and reduce our costs of debt. In addition, we may from time to time retain any future earnings to purchase, repay, redeem or retire any of our outstanding debt securities in privately negotiated or open market transactions, by tender offer or otherwise.

Cash Flow Items

Our cash flows consisted of the following for the periods shown (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011

Net cash provided by operating activities	$873,656	$1,018,218	$916,060
Net cash used in investing activities	(947,095)	(954,614)	(850,431)
Net cash provided by (used in) financing activities	73,001	150,698	(465,234)
Net change in cash and cash equivalents	7,360	215,359	(398,230)

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased by $102.2 million to $916.1 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. During the year ended December 31, 2011, cash flows from operating activities reflected a $296.4 million cash inflow related to deferred revenue for amounts received from customers for long-term service contracts and a $20.6 million cash inflow related to accounts payable and accrued liabilities primarily due to the timing of interest payments. Additionally, cash flows from operating activities reflected a $40.0 million cash outflow due to the timing of cash collections on receivables and a $21.0 million cash outflow related to accrued retirement benefits primarily due to employer contributions to our defined benefit retirement plan in 2011.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by $104.2 million to $850.4 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This decrease was primarily due to a $137.4 million decrease in capital expenditures in 2011, partially offset by the proceeds from the sale of our shares of Viasat, Inc. common stock of $28.6 million in the first half of 2010, with no similar transactions in 2011.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities increased by $615.9 million to $465.2 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. During the year ended December 31, 2011, cash flows from financing activities reflected the 2011 Secured Loan Refinancing and the 2011 Notes Redemptions, as discussed in—2011 Debt Transactions below. Net cash used in financing activities during the year ended December 31, 2011 also included a $171.0 million payment of a premium related to the debt transactions noted above and $70.1 million of debt issuance costs related to these debt transactions.

Long-Term Debt

This section describes the changes to our long-term debt during the years ended December 31, 2009, 2010 and 2011. For detail regarding our outstanding long-term indebtedness as of December 31, 2011, see Note 10 to our consolidated financial statements included elsewhere in this Annual Report.

Senior Secured Credit Facilities

Intelsat Jackson Senior Secured Credit Facilities

On January 12, 2011, Intelsat Jackson entered into the Intelsat Jackson Secured Credit Agreement, which includes a $3.25 billion term loan facility maturing in April 2018 and a $500.0 million revolving credit facility with a five year maturity, and borrowed the full $3.25 billion available under the term loan facility. The term loan facility requires regularly scheduled quarterly payments of principal equal to 0.25% of the original principal amount of the term loan, beginning six months after January 12, 2011, with the remaining unpaid amount due and payable at maturity on April 2, 2018. Up to $350.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $70.0 million of the revolving credit facility is available for swingline loans. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. The revolving credit facility is available for five years on a revolving basis. Intelsat Jackson is required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, at a rate per annum of 0.375%. In August 2011, we borrowed and subsequently repaid $200.0 million principal amount under the revolving credit facility. As of December 31, 2011, Intelsat Jackson had $462.6 million (net of standby letters of credit) of availability remaining under the new revolving credit facility. In February 2012, we borrowed $175.0 million under this revolving credit facility for working capital purposes.

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

The Intelsat Jackson Secured Credit Agreement includes two financial covenants. Intelsat Jackson must maintain a consolidated secured debt to consolidated EBITDA ratio of less than or equal to 3.50 to 1.00 at the end of each fiscal quarter as well as a consolidated EBITDA to consolidated interest expense ratio of greater than or equal to 1.75 to 1.00 at the end of each fiscal quarter, in each case as such financial measures are defined in the Intelsat Jackson Secured Credit Agreement. Intelsat Jackson was in compliance with these financial maintenance covenant ratios with a consolidated secured debt to consolidated EBITDA ratio of 1.47 to 1.00 and a consolidated EBITDA to consolidated interest expense ratio of 2.76 to 1.00 as of December 31, 2011. In the event we were to fail to comply with these financial maintenance covenant ratios and were unable to obtain waivers, we would default under the Intelsat Jackson Secured Credit Agreement, and the lenders under the Intelsat Jackson Secured Credit Agreement could accelerate our obligations thereunder, which would result in an event of default under our existing notes and the Intelsat Jackson Senior Unsecured Credit Agreements.

New Dawn Credit Facilities

On December 5, 2008, New Dawn entered into a $215.0 million secured financing arrangement with an eight year maturity that consists of senior and mezzanine term loan facilities. The credit facilities are non-recourse to New Dawn’s shareholders, including us and our wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions. During the year ended December 31, 2011, New Dawn drew $35.2 million under this facility, primarily to fund the purchase of launch insurance for the launch of the New Dawn satellite in the second quarter of 2011 and insurance on the satellite for five years in orbit. The senior facility provides for a commitment of up to $125.0 million. The interest rate on term loans under the senior facility is the aggregate of LIBOR plus an applicable margin between 3.0% and 4.0% and certain costs, if incurred. The mezzanine facility provides for a commitment of up to $90.0 million. The interest rate on term loans under the mezzanine facility is the aggregate of LIBOR plus an applicable margin between 5.3% and 6.3% and certain costs, if incurred. New Dawn is required to pay a commitment fee at a rate per annum of between 3/8% and 1/2% on any unused commitments under the credit facilities. During the year ended December 31, 2011, New Dawn paid $46.4 million of satellite related capital expenditures and had aggregate outstanding borrowings of $192.2 million under its credit facilities as of December 31, 2011. During the year ended December 31, 2011, New Dawn revenue was $15.4 million and approximately $7.9 million of the Intelsat S.A. Adjusted EBITDA was attributable to New Dawn.

2011 Debt Transactions

2011 Reorganization and 2011 Secured Loan Refinancing

On January 12, 2011, certain of our subsidiaries completed a series of internal transactions and related steps that reorganized the ownership of our assets among our subsidiaries and effectively combined the legacy businesses of Intelsat Sub Holdco and Intelsat Corp in order to simplify our operations and enhance our ability to transact business in an efficient manner. Also on January 12, 2011, Intelsat Jackson entered into the Intelsat Jackson Secured Credit Agreement as discussed above, and borrowed $3.25 billion under the term loan facility. Part of the net proceeds of the term loan, amounting to $2.4 billion, were contributed or loaned to Intelsat Corp, which used such funds to repay all existing indebtedness under Intelsat Corp’s senior secured credit facilities and to redeem the 2016 Intelsat Corp Notes. Separately, Intelsat Corp also redeemed the 2014 Intelsat Corp Notes and the 2028 Intelsat Corp Notes. In addition, Intelsat Jackson contributed approximately $330.2 million of the net proceeds of the new term loan to Intelsat Sub Holdco to repay all existing indebtedness under Intelsat Sub Holdco’s senior secured credit facilities. In connection with the 2011 Secured Loan Refinancing, certain of our interest rate swaps were assigned by Intelsat Sub Holdco and Intelsat Corp to Intelsat Jackson, and are now secured by a first priority security interest in the collateral that also secures obligations under the Intelsat Jackson Secured Credit Agreement.

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

2011 Intelsat Jackson Notes Offering, Tender Offers and Additional Redemptions

On April 5, 2011, Intelsat Jackson completed the 2011 Intelsat Jackson Notes Offering, consisting of $1.5 billion aggregate principal amount of the 2019 Intelsat Jackson Notes and $1.15 billion aggregate principal amount of the 2021 Intelsat Jackson Notes. The net proceeds from the sale of the New Jackson Notes were primarily used to repurchase all of the following notes in tender offers launched on March 21, 2011 and completed on April 15, 2011, and to subsequently redeem the remaining outstanding amounts of such notes on May 5, 2011:

•	$481.0 million aggregate principal amount outstanding of the Intermediate Holdco 9 1/2% Senior Discount Notes due 2015;

•	$625.3 million aggregate principal amount outstanding of the 2013 Sub Holdco Notes, after giving effect to the March 2011 partial redemption of the 2013 Sub Holdco Notes, as discussed above;

•	$681.0 million aggregate principal amount outstanding of the Intelsat Sub Holdco 8 7/8% Senior Notes due 2015;

•	$400.0 million aggregate principal amount outstanding of the 2015 Sub Holdco Notes, Series B;

•	$55.0 million aggregate principal amount outstanding of the Intelsat Jackson 9 1/4% Senior Notes due 2016; and

•	$284.6 million aggregate principal amount outstanding of the Intelsat Jackson 11 1/2% Senior Notes due 2016.

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

Horizons Holdings Debt

On September 30, 2011, we began consolidating Horizons Holdings within our results. Horizons Holdings had a debt balance of $73.3 million which is included in long-term debt on our consolidated balance sheet at December 31, 2011. Horizons Holdings incurred the debt pursuant to a loan agreement with JSAT in August 2005 whereby JSAT loaned Horizon Holdings funds for the construction of the Horizons-2 satellite.

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

On September 30, 2010, Intelsat Jackson issued $1.0 billion aggregate principal amount of 7  1/4% Senior Notes due 2020 (the “2020 Jackson Notes”). The majority of the net proceeds from the 2020 Jackson Notes were transferred to Intelsat Jackson’s indirect subsidiary, Intelsat Corp. The funds transferred were used by Intelsat Corp to repurchase $546.3 million of the 2014 Intelsat Corp Notes for $571.7 million and $124.9 million of the 2028 Intelsat Corp Notes for $151.7 million, pursuant to the 2010 Tender Offers. In connection with the 2010 Tender Offers, Intelsat Corp received the consent of the holders of the 2014 Intelsat Corp Notes and the 2028 Intelsat Corp Notes to amend the indentures governing these notes, among other things, to eliminate substantially all of the restrictive covenants, certain events of default and certain other provisions contained in the indentures.

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

2009 Debt Transactions

On February 12, 2009, Intelsat Sub Holdco purchased $114.2 million of the outstanding 2012 Intelsat S.A. Notes for $93.3 million and $346.5 million of Intelsat, S.A.’s outstanding 6 1/2% Senior Notes due 2013 for $254.6 million pursuant to a tender offer. Intelsat Sub Holdco funded the tender offer through an offering of $400.0 million aggregate principal amount at maturity of the 2015 Sub Holdco Notes, Series B, completed on February 12, 2009, which yielded $348.3 million of proceeds at issuance, together with cash on hand. The 2015 Sub Holdco Notes, Series B had terms substantially similar to Intelsat Sub Holdco’s outstanding 8 7/8% Senior Notes due 2015 issued in June 2008.

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

Satellite Performance Incentives

Our cost of satellite construction includes an element of deferred consideration to satellite manufacturers referred to as satellite performance incentives. We are contractually obligated to make these payments over the lives of the satellites, provided the satellites continue to operate in accordance with contractual specifications. We capitalize the present value of these payments as part of the cost of the satellites and record a corresponding liability to the satellite manufacturers. This asset is amortized over the useful lives of the satellites and the liability is accreted as interest expense based on the passage of time and reduced as the payments are made. Our total satellite performance incentive payment liability as of December 31, 2010 and 2011 was $149.6 million and $131.7 million, respectively.

Capital Expenditures

Our capital expenditures depend on our business strategies and reflect our commercial responses to opportunities and trends in our industry. Our actual capital expenditures may differ from our expected capital expenditures if, among other things, we enter into any currently unplanned strategic transactions. Levels of capital spending from one year to the next are also influenced by the nature of the satellite life cycle and by the capital-intensive nature of the satellite industry. For example, we incur significant capital expenditures during the years in which satellites are under construction. We typically procure a new satellite within a timeframe that would allow the satellite to be deployed at least one year prior to the end of the service life of the satellite to be replaced. As a result, we frequently experience significant variances in our capital expenditures from year to year. The following table compares our satellite-related capital expenditures to total capital expenditures from 2007 through 2011 (in thousands).

Year	Satellite-Related Capital Expenditures		Total Capital Expenditures

2007	$474,060		$543,612
2008	370,761		422,460
2009	887,595		943,133
2010	915,184		982,127
2011	792,760	(1)	844,688	(1)

Total	$3,440,360		$3,736,020

(1)	Payments for satellites and other property and equipment during the year ended December 31, 2011 included $46.4 million of payments made by New Dawn.

Our capital expenditure guidance for the periods 2012 through 2014 (the “Guidance Period”) forecasts capital expenditures during those periods for ten satellites. Of these, eight satellites are currently in development and two further satellites are expected to be ordered during the Guidance Period. We expect our 2012 capital expenditures to range from approximately $775 million to $850 million. Capital expenditures are expected to range from $550 million to $625 million in 2013 and $525 million to $600 million in 2014. Our capital expenditures guidance includes capitalized interest. The annual classification of capital expenditure payments could be impacted by the timing of achievement of satellite manufacturing and launch contract milestones.

During the Guidance Period, we expect to receive significant customer prepayments under our existing customer service contracts. We also anticipate that prepayments will be received under customer contracts to be signed in the future. Prepayments received in 2011 totaled $334 million. Prepayments are currently expected to range from $150 million to $200 million in 2012, all under existing customer contracts. Prepayments are currently expected to range from $150 million to $200 million in 2013 and $100 million to $150 million in 2014, with the majority of these prepayments coming from existing customer contracts. We intend to fund our capital expenditure requirements through cash on hand, cash provided from operating activities and, if necessary, borrowings under our senior secured revolving credit facility.

Currency and Exchange Rates

Substantially all of our customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, we are not exposed to material foreign currency exchange risk. However, the service contracts with our Brazilian customers provide for payment in Brazilian reais. Accordingly, we are subject to the risk of a reduction in the value of the Brazilian real as compared to the U.S. dollar in connection with payments made by Brazilian customers, and our exposure to fluctuations in the exchange rate for Brazilian reais is ongoing. However, the rates payable under our service contracts with Brazilian customers are adjusted annually to account for inflation in Brazil, thereby mitigating the risk. For the years ended December 31, 2009, 2010 and 2011, our Brazilian customers represented approximately 2.0%, 3.1% and 3.7%, respectively, of our revenues. Transactions in other currencies are converted into U.S. dollars using exchange rates in effect on the dates of the transactions.

We recorded foreign currency exchange gains of $7.8 million, $1.1 million and $1.4 million for the years ended December 31, 2009, 2010 and 2011, respectively. The gains in each year were primarily attributable to the conversion of our Brazilian reais cash balances held in Brazil, and were net of other working capital account balances translated into U.S. dollars at the exchange rate in effect on the last day of the applicable year or, with respect to exchange transactions effected during the year, at the time the exchange transactions occurred.

Off-Balance Sheet Arrangements

On September 30, 2011, we began consolidating Horizons Holdings pursuant to the determination that we are now the primary beneficiary of the Horizons Holdings joint venture (see Note 8(b)—Investments—Horizons Holdings). Prior to the consolidation of Horizons Holdings on September 30, 2011, our investment in the Horizons Holdings joint venture, which includes our investment in Horizons-2, was accounted for using the equity method of accounting.

As of December 31, 2011, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and capital and certain other commitments as of December 31, 2011, and the expected year of payment (in thousands):

	Payments due by year
Contractual Obligations (1)	2012	2013	2014	2015	2016	2017 and thereafter	Other	Total
Long-term debt obligations
Intelsat S.A. and subsidiary notes and credit facilities—principal payment (2)	$165,076	$411,006	$1,070,335	$47,584	$1,799,056	$12,575,754	$—	$16,068,811
Intelsat S.A. and subsidiary notes and credit facilities—interest payment (3)	1,338,768	1,334,171	1,276,164	1,270,308	1,173,952	1,621,345	—	8,014,708
Operating lease obligations	5,098	4,074	3,176	2,923	2,903	47,561	—	65,735
Sublease rental income	(3,509)	(3,302)	(1,128)	(27)	(56)	—	—	(8,022)
Purchase obligations (4)	615,356	215,915	93,325	24,403	20,945	185,775	—	1,155,719
Other long-term liabilities (including interest) (5)	28,279	24,057	22,577	19,684	17,433	73,189	—	185,219
Income tax contingencies (6)	—	—	—	—	—	—	64,767	64,767

Total contractual obligations	$2,149,068	$1,985,921	$2,464,449	$1,364,875	$3,014,233	$14,503,624	$64,767	$25,546,937

(1)	Obligations related to our pension and postretirement medical benefit obligations are excluded from the table. We maintain a noncontributory defined benefit retirement plan covering substantially all of our employees hired prior to July 19, 2001. We expect that our future contributions to the defined benefit retirement plan will be based on the minimum funding requirements of the Internal Revenue Code and on the plan’s funded status. The impact on the funded status as of October 1, the plan’s annual measurement date, is determined based upon market conditions in effect when we completed our annual valuation. During the year ended December 31, 2011, we made a cash contribution to the defined benefit retirement plan of $26.3 million. We anticipate that our contributions to the defined benefit retirement plan in 2012 will be approximately $30.1 million. We fund the postretirement medical benefits throughout the year based on benefits paid. We anticipate that our contributions to fund postretirement medical benefits in 2012 will be approximately $4.5 million. See Note 5—Retirement Plans and Other Retiree Benefits to our audited consolidated financial statements included elsewhere in this Annual Report.
(2)	Principal payments for Intelsat S.A. and subsidiaries include PIK interest capitalized as part of the New Dawn credit facility contractual obligations.
(3)	Represents estimated interest payments to be made on our fixed and variable rate debt and fees owed in connection with our senior secured credit facilities and letters of credit. All interest payments assume that principal payments are made as originally scheduled. Interest payments for variable rate debt and incentive obligations have been estimated based on the current interest rates.
(4)	Includes satellite construction and launch contracts, estimated payments to be made on performance incentive obligations related to certain satellites that are currently under construction, vendor contracts and customer commitments. Excludes an agreement to collaborate on satellite in-orbit refueling, which was terminated on January 10, 2012.
(5)	Includes satellite performance incentive obligations related to satellites that are in service (and interest thereon). Also, excludes future commitments related to our interest rate swaps.
(6)	The timing of future cash flows from income tax contingencies cannot be reasonably estimated and therefore are reflected in the Other column. See Note 12—Income Taxes to our consolidated financial statements included elsewhere in this Annual Report for further discussion of income tax contingencies.

Satellite Construction and Launch Obligations

As of December 31, 2011, we had approximately $968.8 million of expenditures remaining under our existing satellite construction contracts and satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of December 31, 2011, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

See Item 1—Business—Our Network—Planned Satellites for details relating to certain of our satellite construction and launch contracts.

Operating Leases

We have commitments for operating leases primarily relating to equipment and office facilities. These leases contain escalation provisions for increases. As of December 31, 2011, minimum annual rentals of all leases (net of sublease income on leased facilities and rental income on our owned Washington, D.C. building totaling $8.0 million), totaled approximately $57.7 million, exclusive of potential increases in real estate taxes, operating assessments and future sublease income.

Customer and Vendor Contracts

We have contracts with certain of our customers which require us to provide equipment, services and other support during the term of the related contracts. We also have long-term contractual obligations with service providers primarily related to the operation of certain of our satellites. As of December 31, 2011, we had commitments under these customer and vendor contracts which totaled approximately $186.9 million related to the provision of equipment, services and other support.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if: (1) it requires assumptions to be made that were uncertain at the time the estimate was made; and (2) changes in the estimate, or different estimates that could have been selected, could have a material effect on our consolidated results of operations or financial condition.

We believe that some of the more important estimates and related assumptions that affect our financial condition and results of operations are in the areas of revenue recognition, the allowance for doubtful accounts, satellites and other property and equipment, business combinations, asset impairments, share-based compensation, income taxes and fair value measurements. There were no accounting policies adopted during 2010 or 2011 that had a material effect on our financial condition or results of operations.

While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information presently available. Actual results may differ significantly. Additionally, changes in our assumptions, estimates or assessments as a result of unforeseen events or otherwise could have a material impact on our financial position or results of operations.

Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Revenue Recognition. We earn revenue primarily from satellite utilization charges and, to a lesser extent, from providing managed services to our customers. In general, we recognize revenue from satellite utilization in the period during which the services are provided. While the majority of our revenue transactions contain standard business terms and conditions, there are certain transactions that contain non-standard business terms and conditions. Additionally, we may enter into certain sales transactions that involve multiple element arrangements (arrangements with more than one deliverable). As a result, significant contract interpretation is sometimes required to determine the appropriate accounting for these transactions, including:

•	whether an arrangement contains a service contract or a lease;

•	whether an arrangement should be reported gross as a principal versus net as an agent;

•	whether we can develop reasonably dependable estimates about the extent of progress towards contract completion, contract revenues and costs;

•	how the arrangement consideration should be allocated among potential multiple elements, and when to recognize revenue related to those elements.

In addition, our revenue recognition policy requires an assessment as to whether collection is reasonably assured, which requires us, among other things, to evaluate the creditworthiness of our customers. Changes in judgments in these assumptions and estimates could materially impact the timing and/or amount of revenue recognition.

Allowance for Doubtful Accounts. Our allowance for doubtful accounts is determined through a subjective evaluation of the aging of our accounts receivable, and considers such factors as the likelihood of collection based upon an evaluation of the customer’s creditworthiness, the customer’s payment history and other conditions or circumstances that may affect the likelihood of payment, such as political and economic conditions in the country in which the customer is located. If our estimate of the likelihood of collection is not accurate, we may experience lower revenue or an increase in our provision for doubtful accounts. When we determine that the collection of payments for satellite utilization or managed services is not reasonably assured at the time the service is provided, we defer recognition of the revenue until such time as collection is believed to be reasonably assured or the payment is received.

Satellites and Other Property and Equipment

Satellites and other property and equipment are depreciated and amortized on a straight-line basis over their estimated useful lives. The remaining depreciable lives of our satellites range from less than one year to 17 years as of December 31, 2011. We make estimates of the useful lives of our satellites for depreciation purposes based upon an analysis of each satellite’s performance, including its orbital design life and its estimated service life. The orbital design life of a satellite is the length of time that the manufacturer has contractually committed that the satellite’s hardware will remain operational under normal operating conditions. In contrast, a satellite’s service life is the length of time the satellite is expected to remain operational as determined by remaining fuel levels and consumption rates. Our in-orbit satellites generally have orbital design lives ranging from ten to 15 years and service lives as high as 20 years. The useful depreciable lives of our satellites generally exceed the orbital design lives and are less than the service lives. Although the service lives of our satellites have historically extended beyond their depreciable lives, this trend may not continue. We periodically review the remaining estimated useful lives of our satellites to determine if any revisions to our estimates are necessary based on the health of the individual satellites. Changes in our estimate of the useful lives of our satellites could have a material effect on our financial position or results of operations.

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

Business Combinations

We account for business combinations under the acquisition method. We recognize the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date at their fair values as of that date. We recognize as goodwill any excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets. The assignment of fair values to net assets acquired involves significant estimates and judgments. In arriving at the fair values of net assets acquired, we consider various generally accepted valuation approaches, including the cost approach, income approach, and market approach. Our estimates may also include assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends. The assumptions made and valuation techniques used can have significant impacts on the recorded amounts of assets and liabilities acquired in business combinations.

Asset Impairment Assessments

Goodwill. We account for goodwill and other intangible assets in accordance with FASB ASC Topic 350—Intangibles—Goodwill and Other. Under this topic, goodwill and other intangible assets acquired in a business combination, and determined to have an indefinite useful life, are not amortized but are tested for impairment annually or more often if an event or circumstances indicate that an impairment loss has been incurred. We are required to identify reporting units at a level below the company’s identified operating segments for impairment analysis. We have identified only one reporting unit for the goodwill impairment test. Additionally, our identifiable intangible assets with estimable useful lives are amortized based on the expected pattern of consumption for each respective asset.

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

We determined the estimated fair value of our reporting unit using discounted cash flow analysis, along with independent source data related to comparative market multiples and, when available, recent transactions. The discounted cash flows were derived from our five-year projection of revenues and expenses plus a residual value, with the resulting projected cash flows discounted at an appropriate weighted average cost of capital. The analysis, which was completed in the fourth quarter of 2011, did not result in an impairment of our goodwill.

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

Our analysis included projected growth rates for revenue consistent with general expectations in the FSS sector and our historical experience. The FSS sector is characterized by relatively stable and predictable contracted revenue streams, high operating margins, strong cash flows and long-term contractual commitments. We benefit from strong visibility into our future revenues and our backlog, which is our expected future revenue under all our customer contracts, of approximately $10.7 billion as of December 31, 2011. Additionally, the long-term growth rate assumed in our discounted cash flow analysis could have declined significantly and we still would not have incurred an impairment to goodwill as of December 31, 2011, based upon our discounted cash flow analysis.

Our projected cash flows were discounted using a weighted average discount rate of 10.25%, based on an estimated weighted average cost of capital which included certain key inputs such as the average capital structures of comparable companies, specifically a market participant debt to equity ratio of 31.0% debt and 69.0% equity, and an equity risk premium of 6.0%, taking into account the recent contraction in the economic environment.

Trade name. We have implemented the relief from royalty method to determine the estimated fair value of the Intelsat trade name. The relief from royalty analysis is comprised of two major steps: (i) a determination of the hypothetical royalty rate, and (ii) the subsequent application of the royalty rate to projected revenue. In determining the hypothetical royalty rate utilized in the relief from royalty approach, we considered comparable license agreements, operating earnings benchmark rule of thumb, an excess earnings analysis to determine aggregate intangible asset earnings, and other qualitative factors. Based on our analysis, the fair value of the Intelsat trade name as of the fourth quarter of 2011 was not impaired.

The key assumptions used in our model to value the Intelsat trade name included the tax rate and discount rate. A change in the estimated tax rates or discount rate could result in future impairments.

Orbital Locations. Intelsat is authorized by governments to operate satellites at certain orbital locations—i.e., longitudinal coordinates along the Clarke Belt. The Clarke Belt is the part of space approximately 35,800 kilometers above the plane of the equator where geostationary orbit may be achieved. Various governments acquire rights to these orbital locations through filings made with the ITU, a sub-organization of the United Nations. We will continue to have rights to operate at our orbital locations so long as we maintain our authorizations to do so. See Item 1—Business—Regulation and—Risk Factors—Risk Factors Relating to Regulation.

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

Under the build up approach, the amount an investor would be willing to pay for the right to operate a satellite business at an orbital location is calculated by first estimating the cash flows that typical market participants would assume could be available from the right to operate satellites using the subject location in a similar market. It is assumed that rather than acquiring such a business as a going concern, the buyer would hypothetically start with the right to operate at an orbital location and build a new operation with similar attributes from scratch. Thus the buyer/builder is considered to incur the start-up costs and losses typically associated with the going concern value and pay for all other tangible and intangible assets. Based upon our analysis, which was completed in the fourth quarter of 2011, we did not have an impairment of the orbital locations.

The key assumptions used in estimating the fair values of our rights to operate at our orbital locations included: (i) market penetration leading to revenue growth, (ii) profit margin, (iii) duration and profile of the build up period, (iv) estimated start-up costs and losses incurred during the build up period and (v) weighted average cost of capital.

Long-Lived and Amortizable Intangible Assets. We review our long-lived and amortizable intangible assets to assess whether an impairment has occurred in accordance with the guidance provided under FASB ASC Topic 360—Property, Plant and Equipment, whenever events or changes in circumstances indicate, in our judgment, that the carrying amount of an asset may not be recoverable. These indicators of impairment can include, but are not limited to, the following:

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

During the second quarter of 2010, our Galaxy 15 satellite experienced an anomaly resulting in our inability to command the satellite. When a satellite experiences an anomaly or other health related issues, we believe the lowest level of identifiable cash flows exists at the individual satellite level. Accordingly, in the second quarter of 2010, we performed an impairment review of our Galaxy 15 satellite and recorded a non-cash impairment charge of $104.1 million to write down the Galaxy 15 satellite to its estimated fair value following the anomaly. The estimated fair value of Galaxy 15 was determined by us based on a probability-weighted cash flow analysis derived primarily using our internally prepared budgets and forecast information including estimates of the potential revenue generating capacity of the satellite, if recovered, discounted at an appropriate weighted average cost of capital. Our analysis included an estimate of the likelihood of recovery of the satellite, based in part on discussions with Orbital and input from our engineers. On December 23, 2010, we regained command of the Galaxy 15 spacecraft and began diagnostic testing and uploading of software updates that protect against future anomalies of this type. Galaxy 15 was drifted to an interim orbital location where we concluded our in-orbit testing to confirm the functionality of every aspect of the spacecraft. In February 2011, Galaxy 15 initiated a drift to 133.1°W and returned to service, initially as an in-orbit spare. In October 2011, media traffic was transferred from Galaxy 12 back to Galaxy 15, and Galaxy 15 resumed normal service.

Share-Based Compensation

Because our equity is privately held, we are required to estimate the fair market value of our equity at each reporting period in order to properly record stock compensation expense. The determination of such fair market value requires considerable judgment. We estimate the fair market value using a combination of the income and market approaches, and we allocate a 50% weighting to each approach.

The income approach quantifies the future cash flows that we expect to achieve consistent with our annual business plan and forecasting processes. These future cash flows are discounted to their net present values using an estimated rate corresponding to a weighted average cost of capital. Our forecasted cash flows are subject to uncontrollable and unforeseen events that could positively or negatively impact economic and business conditions. The estimated weighted average cost of capital includes assumptions and estimates based upon interest rates, expected rates of return, and other risk factors that consider both historic data and expected future returns for comparable investments.

The market approach estimates fair value by applying trading multiples of enterprise value to EBITDA based on observed publicly traded comparable companies.

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

We assess the likelihood that our deferred tax assets can be recovered. Under FASB ASC 740, a valuation allowance is required when it is more likely than not that all or a portion of the deferred tax asset will not be realized. We evaluate the recoverability of our deferred tax assets based in part on the existence of deferred tax liabilities that can be used to realize the deferred tax assets.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We evaluate our tax positions to determine if it is more likely than not that a tax position is sustainable, based solely on its technical merits and presuming the taxing authorities have full knowledge of the position, and access to all relevant facts and information. When a tax position does not meet the more likely than not standard, we record a liability for the entire amount of the unrecognized tax benefit. Additionally, for those tax positions that are determined more likely than not to be sustainable, we measure the tax position at the largest amount of benefit more likely than not (determined by cumulative probability) to be realized upon settlement with the taxing authority.

Fair Value Measurements

On January 1, 2008, we prospectively adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures (“FASB ASC 820”), which defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. FASB ASC 820 establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:

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

We determined that the valuation measurement inputs of marketable securities represent unadjusted quoted prices in active markets and, accordingly, have classified such investments within Level 1 of the FASB ASC 820 hierarchy framework.

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

We accounted for a contingent put option that was embedded within the 2015 Sub Holdco Notes, Series B under FASB ASC Topic 815—Derivatives and Hedging, bifurcating the put option from the debt host instrument and classifying it as a derivative instrument. To estimate the fair value of the embedded derivative we used a standard valuation technique utilizing inputs and assumptions that include the debt maturity date, issue price, coupon rate, change of control put price, and the estimated date of a change in control. We identified the inputs used to calculate the fair value as Level 3 inputs and concluded that the valuation in its entirety was classified in Level 3 of the fair value hierarchy.

New Dawn is a majority owned subsidiary of ours that is a joint venture investment with Convergence Partners. Convergence Partners has the ability to require us to buy its ownership interest at fair value subsequent to the operations of New Dawn’s assets for a period of time defined in the New Dawn Project Agreement. In accordance with the guidance provided in FASB ASC Topic 480, Distinguishing Liabilities from Equity, regarding the classification and measurement of redeemable securities, we mark to market the fair value of the noncontrolling interest in New Dawn at each reporting period. We estimated the fair value of redeemable non-controlling interest in New Dawn using Level 3 inputs such as discounted cash flows.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). Certain provisions of ASU 2010-06 are effective for fiscal years beginning after December 15, 2010 and we adopted these provisions in the first quarter of 2011. These provisions of ASU 2010-06 amended FASB ASC 820, by requiring us to present as separate line items all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation for fair value measurements, whereas previously these were presented in aggregate as one line item. Although this may change the appearance of our reconciliation, this did not have a material impact on our financial statements or disclosures.

In June, 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). Beginning in the first quarter of 2012, ASU 2011-05 eliminates the option that currently allows us to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. Starting in 2012, these items must be presented either in a single continuous statement or in two separate but consecutive statements. ASU 2011-05 does not change whether items are reported in net income or in other comprehensive income and does not change whether and when items of other comprehensive income are reclassified to net income. If there are material components of other comprehensive income, we will follow the guidance in ASU 2011-05 starting in 2012.

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

Excluding the impact of our outstanding interest rate swaps, approximately 72%, or $11.6 billion, of our debt as of December 31, 2011 was fixed rate debt. In 2010, approximately 79%, or $12.8 billion of our debt was fixed-rate debt, excluding the impact of interest rate swaps. Based on the level of fixed rate debt outstanding at December 31, 2011, a 100 basis point decrease in market rates would result in an increase in fair value of this fixed rate debt of approximately $535 million.

As of December 31, 2011, we held interest rate swaps with an aggregate notional amount of $2.3 billion, with maturities ranging from 2013 to 2016. At December 31, 2010, the aggregate notional amount was $2.3 billion, with maturities ranging from 2010 to 2014. These swaps were entered into to economically hedge the variability in cash flow on a portion of the floating rate term loans under our senior secured and unsecured credit facilities. On December 22, 2011 we amended our interest rate swap agreements with an aggregate notional amount of $448.5 million between Intelsat Jackson and respective counterparties to the interest rate swaps. These amendments resulted in a change to the maturity date, the applicable fixed rate of interest that we pay and certain termination events. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest. On December 31, 2011, the rate we would pay averaged 3.3% and the rate we would receive averaged 0.5%. In comparison, at December 31, 2010, the rate we would have paid averaged 3.5% and the rate we would have received averaged 0.3%.

These interest rate swaps have not been designated for hedge accounting treatment in accordance with the Derivatives and Hedging topic of the Codification, as amended and interpreted, and the changes in fair value of these instruments will be recognized in earnings during the period of change. Assuming a one percentage point decrease in the prevailing forward yield curve (or less, to the extent that the points on the yield curve are less than one percent) the fair value of the interest rate swap liability, excluding accrued interest, would increase to a liability of approximately $123.8 million from $92.3 million.

We perform interest rate sensitivity analyses on our variable rate debt, including interest rate swaps, and cash and cash equivalents. These analyses indicate that a one percentage point change in interest rates would have minimal impact on our consolidated statements of operations and cash flows as of December 31, 2011. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair values.

Foreign Currency Risk

We do not currently use foreign currency derivatives to hedge our foreign currency exposures. Substantially all of our customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, we are not exposed to material foreign currency exchange risk. However, the service contracts with our Brazilian customers provide for payment in Brazilian reais. Accordingly, we are subject to the risk of a reduction in the value of the Brazilian reais as compared to the U.S. dollar in connection with payments made by Brazilian customers, and our exposure to fluctuations in the exchange rate for Brazilian reais is ongoing. However, the rates payable under our service contracts with Brazilian customers are adjusted annually to account for inflation in Brazil, thereby mitigating the risk. For the years ended December 31, 2009, 2010 and 2011, our Brazilian customers represented approximately 2.0%, 3.1% and 3.7% of our revenue, respectively. Transactions in other currencies are converted into U.S. dollars using rates in effect on the dates of the transactions.

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

(a) Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We periodically review the design and effectiveness of our disclosure controls and procedures worldwide, including compliance with various laws and regulations that apply to our operations. We make modifications to improve the design and effectiveness of our disclosure controls and procedures, and may take other corrective action, if our reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended December 31, 2011. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Entry into a Material Definitive Agreement

On February 28, 2012, we entered into amendments to our employment agreements with each of Messrs. McGlade, McDonnell and Spector that revised the applicable targets for receiving annual cash bonuses based on 2012 performance. For 2011, each executive had three levels of pre-established performance metric targets that resulted in additional cash bonuses being paid, but in 2012 there will be only two levels of such performance targets. As a result, in 2012, if the target level of performance is reached, Messrs. McGlade, McDonnell and Spector will be eligible to receive 100%, 65% and 65%, respectively, of the executive’s annual base salary as a cash bonus, and if a higher target (or “stretch”) level of performance is reached, Messrs. McGlade, McDonnell and Spector will be entitled to receive a further 100%, 65% and 65%, respectively, of the executive’s annual base salary as an additional cash bonus. The total percentage of annual base salary payable in cash bonus for which each executive is eligible (200%, 130% and 130% for Messrs. McGlade, McDonnell and Spector, respectively) has not been changed. See Item 11—Executive Compensation—Compensation Discussion & Analysis for further details.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Our current executive officers and directors are as follows:

Name	Age	Position
David McGlade	51	Director, Deputy Chairman and Chief Executive Officer, Intelsat S.A.
Raymond Svider	49	Chairman and Director, Intelsat S.A.
Michael McDonnell	48	Executive Vice President and Chief Financial Officer, Intelsat S.A.
Phillip Spector	61	Executive Vice President Business Development, General Counsel and Assistant Secretary, Intelsat S.A.
Stephen Spengler	52	Executive Vice President Sales, Marketing and Strategy, Intelsat Corporation
Thierry Guillemin	52	Senior Vice President and Chief Technical Officer, Intelsat Corporation
Linda Bartlett	53	Senior Vice President and Controller, Intelsat Corporation
Justin Bateman	38	Director
Egon Durban	38	Director
Simon Patterson	38	Director
Denis Villafranca	39	Director

The following is a brief biography of each of our executive officers and directors:

Mr. McGlade has been the Chief Executive Officer of Intelsat S.A. since April 2005 and became Deputy Chairman of the board of directors in August 2008. Prior to that, Mr. McGlade was the Chief Executive Officer of O2 UK, the largest subsidiary of O2 plc and a leading U.K. cellular telephone company, a position he took in October 2000. He was also an Executive Director of O2 plc. During his tenure at O2 UK and O2, Mr. McGlade was a director of the GSM Association, a trade association for GSM mobile operators, and served as Chairman of its Finance Committee from February 2004 to February 2005. He was also a director of Tesco Mobile from September 2003 to March 2005 and a director of The Link, a distributor of mobile phones and other high technology consumer merchandise, from December 2000 to May 2004. Mr. McGlade is currently a director of Skyworks Solutions, Inc. Mr. McGlade holds a Communications Degree from Rutgers University. We believe Mr. McGlade’s extensive telecommunications industry experience is of benefit to our board. Mr. McGlade’s business address is 4, rue Albert Borschette, L-1246 Luxembourg.

Mr. Svider became a director of Intelsat S.A. in February 2008 and became the Chairman of the board of directors of Intelsat S.A. in May 2008. Mr. Svider has been Co-Chairman of BC Partners since December 2008 and has been a Managing Partner of BC Partners, since 2003. He joined BC Partners in 1992 in Paris before moving to London in 2000 to lead its investments in the technology and telecommunications industries. Over the years, Mr. Svider has participated in or led a variety of investments including Tubesca, Nutreco, UTL, Neopost, Polyconcept, Neuf Telecom, Unity Media/Tele Columbus, Office Depot Inc. and ATI Enterprises. He is currently on the board of Office Depot Inc. and ATI Enterprises. Prior to joining BC Partners, Mr. Svider worked in investment banking at Wasserstein Perella in New York and Paris, and at the Boston Consulting Group in Chicago. Mr. Svider holds a Master of Business Administration from the University of Chicago and a Master of Science in Engineering from both École Polytechnique and École Nationale Superieure des Telecommunications in France. We believe Mr. Svider’s experience overseeing other BC Partners portfolio companies is of benefit to our board. Mr. Svider’s business address is 4, rue Albert Borschette, L-1246 Luxembourg.

Mr. McDonnell became the Executive Vice President and Chief Financial Officer of Intelsat S.A. in November 2008. He was previously Executive Vice President, Chief Financial Officer and Treasurer of MCG Capital Corporation, a publicly-held commercial finance company, from September 2004 and its Chief Operating Officer from August 2006 through October 2008. From August 2000 to August 2004, Mr. McDonnell was employed by direct-to-home satellite television operator, EchoStar Communications Corporation (f/k/a DISH Network Corporation), where he served as Executive Vice President and Chief Financial Officer from July 2004 to August 2004 and as Senior Vice President and Chief Financial Officer from August 2000 to July 2004. Prior to joining EchoStar, from 1986 to 2000 Mr. McDonnell was employed by PricewaterhouseCoopers LLP, where he was a partner from 1996. He also currently serves on the board of directors of Catalyst Health Solutions, Inc., a pharmacy benefit management company. Mr. McDonnell has a Bachelor of Science degree in accounting from Georgetown University. Mr. McDonnell’s business address is 4, rue Albert Borschette, L-1246 Luxembourg.

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

Mr. Spengler became the Executive Vice President, Sales, Marketing and Strategy of Intelsat Corporation in February 2008. From July 2006 to February 2008, he served as Intelsat Corporation’s Senior Vice President, Europe, Middle East, Africa & Asia Pacific Sales. From February 2006 to July 2006, Mr. Spengler served as Acting Senior Vice President Sales & Marketing of Intelsat Global Service Corporation, leading Intelsat S.A.’s global marketing and sales organizations immediately prior to the acquisition of PanAmSat. From July 2003 to February 2006, he served as Vice President, Sales, Network Services & Telecom of Intelsat Global Service Corporation. Before joining Intelsat, Mr. Spengler held various positions in the telecommunications industry, including Senior Vice President of Global Sales, Broadband Access Networks, at Cirronet, Inc., Vice President for Sales and Marketing at ViaSat Satellite Networks, Regional Sales Director for Satellite Networks in Europe, Middle East and Africa for Scientific-Atlanta Europe based in London, and sales and marketing positions at GTE Spacenet and GTE Corporation. Mr. Spengler received his Bachelor of Arts degree from Dickinson College in Carlisle, Pennsylvania, and his Master’s in Business Administration from Boston University in Massachusetts. Mr. Spengler’s business address is 3400 International Drive, N.W., Washington, D.C. 20008, United States.

Mr. Guillemin became the Senior Vice President and Chief Technical Officer of Intelsat Corporation in February 2008, with responsibility for customer operations, space systems management and planning, and satellite operations. From July 2006 to February 2008, he served as Intelsat Corporation’s Vice President of Satellite Operations & Engineering, in which role he was responsible for the service availability of Intelsat’s entire in-orbit fleet of satellites (combined with PanAmSat’s). From July 2005 to July 2006, Mr. Guillemin served as Vice President of Satellite Engineering & Program Management of Intelsat Global Service Corporation, and from January 2003 to July 2005, he served as Senior Director of Satellite Operations. He has over 25 years’ experience in the satellite industry, in disciplines including spacecraft development, launch and operations. Mr. Guillemin earned a Master’s Degree in Space Engineering from the École Nationale Superieure de l’Aeronautique et de l’Espace in Toulouse, France. Mr. Guillemin’s business address is 3400 International Drive, N.W., Washington, D.C. 20008, United States.

Ms. Bartlett became the Senior Vice President and Controller of Intelsat Corporation on January 3, 2011. Prior to joining Intelsat, Ms. Bartlett served as Executive Vice President, Global Finance/Chief Financial Officer of the International Lodging Division of Marriott International, Inc. from 2004. She was employed by Marriott in various finance, accounting and business development roles from 1989 to 1993 and 1994 to 2010, and was first appointed as Executive Vice President in 2002. Ms. Bartlett holds a Bachelor’s degree in Accounting and a Master’s degree in Finance from Loyola University in Baltimore, Maryland. Ms. Bartlett’s business address is 3400 International Drive N.W., Washington, D.C. 20008, United States.

Mr. Bateman became a director of Intelsat S.A. in August 2008. Mr. Bateman is a Senior Partner of BC Partners based in its New York office, the investment arm of which he co-established in early 2008. He initially joined BC Partners’ London office in 2000 from PricewaterhouseCoopers, where he spent three years in Transaction Services working on due diligence projects for both financial investors and corporate clients. In 2002/2003 he left BC Partners to complete his MBA at INSEAD before rejoining its London office. Mr. Bateman serves on the board of Office Depot Inc. He has a degree in economics from the University of Cambridge in the UK. We believe Mr. Bateman’s accounting and financial education and experience are of benefit to our board. Mr. Bateman’s business address is 4, rue Albert Borschette, L-1246 Luxembourg.

Mr. Durban became a director of Intelsat S.A. in February 2008. Mr. Durban is a Managing Partner and Managing Director of Silver Lake based in Menlo Park. Mr. Durban joined Silver Lake in 1999 as a founding principal and has worked in the firm’s Menlo Park, London and New York offices. Mr. Durban serves on the board of directors of NXP Semiconductors N.V. and as an observer on the Operating Committee of SunGard Data Systems Inc. He is also a member of Silver Lake’s Management, Investment, Operating and Valuation Committees. Prior to joining Silver Lake, Mr. Durban worked in Morgan Stanley’s Investment Banking Division. Mr. Durban graduated from Georgetown University with a BS in Finance. We believe Mr. Durban’s experience overseeing Silver Lake portfolio companies is of benefit to our board. Mr. Durban’s business address is 4, rue Albert Borschette, L-1246 Luxembourg.

Mr. Patterson became a director of Intelsat S.A. in January 2012. Mr. Patterson is a Managing Director of Silver Lake having joined in 2005. Prior to Silver Lake, Mr. Patterson worked at General Atlantic Partners and at GF-X, the leading air cargo distribution system provider, where he was a member of the founding management team. Mr. Patterson previously worked at the FT Group and at McKinsey & Company. Mr. Patterson also serves on the board of directors of Gerson Lehrman Group, Inc. and MultiPlan, Inc. Mr. Patterson holds an M.A. from King’s College, Cambridge University and an M.B.A. from the Stanford University Graduate School of Business. We believe Mr. Patterson’s experience overseeing Silver Lake portfolio companies is of benefit to our board. Mr. Patterson’s business address is 4, rue Albert Borschette, L-1246 Luxembourg.

Mr. Villafranca became a director of Intelsat S.A. in August 2010. Mr. Villafranca joined BC Partners in 1999, where he is a Senior Partner. He previously worked for Bain & Company in Paris as a management consultant specializing in M&A advisory, corporate strategy and operational improvements. Mr. Villafranca is a graduate in business administration from the École des Hautes Études Commerciales (HEC) in Paris. He also holds an MBA from Harvard Business School. We believe Mr. Villafranca’s experience overseeing other BC Partners portfolio companies is of benefit to our board. Mr. Villafranca’s business address is 4, rue Albert Borschette, L-1246 Luxembourg.

Board Leadership Structure

Our board of directors is led by a Chairman who is Co-Chairman of a private equity firm that is affiliated with entities that own or control more than 70% of the outstanding equity of Intelsat Global. Our Chief Executive Officer is also the Deputy Chairman of our board and has an employment agreement pursuant to which he reports to the board of directors. The separation of the Chairman and Chief Executive Officer positions is appropriate for a privately-held company such as ours.

Audit Committee

Intelsat S.A. has an audit committee consisting of Messrs. Svider, Patterson and Bateman. The members are not independent since they are associated with the New Sponsors. Pursuant to its charter and the authority delegated to it by the board of directors, the audit committee has sole authority for the engagement, compensation and oversight of our independent registered public accounting firm. In addition, the audit committee reviews the results and scope of the audit and other services provided by our independent registered public accounting firm and also reviews our accounting and control procedures and policies. The audit committee also is a primary monitor of risks impacting the Company, and performs the primary risk oversight role of the board of directors. The audit committee meets as often as it determines necessary but not less frequently than once every fiscal quarter. Our board of directors has determined that each member of the audit committee is an audit committee financial expert.

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

Compensation Committee Interlocks and Insider Participation

Intelsat S.A.’s compensation committee is currently comprised of Messrs. Svider and Durban. None of these individuals has been at any time an officer or employee of Intelsat S.A., other than Mr. Svider who serves as our Chairman. During 2011, Intelsat S.A. had no compensation committee “interlocks”—meaning that it was not the case that an executive officer of ours served as a director or member of the compensation committee of another entity and an executive officer of the other entity served as a director or member of our compensation committee.

Code of Ethics

We have adopted a Code of Ethics for Senior Financial Officers, including our chief executive officer, chief financial officer, principal accounting officer, controller and any other person performing similar functions. The Code of Ethics is posted on our website at www.intelsat.com. We intend to disclose on our website any amendments to or waivers of this Code of Ethics.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Introduction

The Company’s Named Executive Officers (the “NEOs”) for 2011 are:

•	David McGlade, Deputy Chairman and Chief Executive Officer;

•	Michael McDonnell, Executive Vice President and Chief Financial Officer;

•	Phillip Spector, Executive Vice President, Business Development and General Counsel;

•	Stephen Spengler, Executive Vice President, Sales, Marketing and Strategy, Intelsat Corporation; and

•	Thierry Guillemin, Senior Vice President and Chief Technical Officer, Intelsat Corporation.

The Company’s compensation objectives and policies, together with specific information on the compensation for each NEO, are described herein.

Compensation Objectives

Our executive compensation programs are designed to encourage our executives to think and act like owners of the Company. We want our executive officers to focus on generating returns for our shareholders, but at the same time to share the downside risk if their decisions cause poor performance. Through our performance management and rewards programs, and their link to our corporate strategy scorecard, we endeavor to create an environment that fosters and rewards increasing enterprise value.

The Company has developed a set of strategic corporate objectives designed to support long term growth in its enterprise value. The strategic corporate objectives are set in four areas: financial, customer, internal processes and productivity, and talent management and culture. Through this process, the Company achieves a balanced focus on corporate performance without overemphasizing one area over others. Additionally, the Company sets specific metrics and initiatives designed to measure performance against the strategic goals. To promote a performance-based culture, a significant portion of our executives’ compensation is linked to performance against these objectives. Our Compensation Committee reviews the compensation policies covering our NEOs and approves all compensation for the NEOs with employment agreements, as described below.

Compensation Policy

We believe that in order to achieve our objectives, our executive compensation programs must be competitive, properly reward results and provide incentives for both short and long term performance to sustain and enhance long-term shareholder value. Our overall executive compensation philosophy is one based upon alignment with our shareholders and business strategy. Through a mixture of fixed and performance-dependent income and long and short term incentives, we strive for a balance of risk and reward. Incentives must be within the Company’s budgetary parameters and provide excellent value, ensuring a strong return on the Company’s incentive compensation investment. The level of total compensation varies based upon the returns ultimately achieved by our shareholders. The amount of variable compensation also increases with the level of the executive officer, with differentiation based on individual performance and contributions to value creation.

We target our base compensation levels to reflect market median (50th percentile) of our market data for comparable executive positions, with the opportunity to reach the 75th percentile of the market through performance-based variable pay.

Our performance-driven compensation consists of the following three components:

•	base salary;

•	short-term incentive awards (in the form of annual cash bonuses); and

•	long-term incentive awards (in the form of restricted shares and options).

We use short-term compensation (base salaries and annual cash bonuses) to provide competitive levels of cash compensation for our executives and to focus them on our annual goals and objectives. We use long-term compensation (restricted shares and options) to achieve our goal of driving long-term growth in share value. This long-term compensation element is designed to emphasize the performance measures our executives need to achieve in order to deliver shareholder value. Our NEOs hold a mixture of previously granted restricted shares and options, and newly granted restricted shares and options awarded in connection with the New Sponsors Acquisition Transactions. These newly granted equity incentive awards are subject to a variety of time and performance vesting requirements, all closely linked to the long-term growth in the value of the Company. While certain previously granted long-term incentive awards are now vested in full, the value to the NEO remains linked to the growth in the value of the Company.

We carefully determine the percentage mix of compensation components we think is appropriate for each of our NEOs. This is not a mechanical process and we use our judgment and experience to determine the appropriate mix of compensation for each individual. We also look at market data for comparable executive positions. The number of restricted shares and options each NEO received was based on the expectations we have for the individual and, over time, on such officer’s performance against those expectations.

Base salary may constitute a minority portion of the total compensation of our NEOs. We set salary to provide adequate cash compensation to be competitive in the market for executive talent, but we focus on total compensation, including short-term and long-term compensation, so that our NEOs are prepared to have “at risk” a significant portion of their total compensation. Our at-risk philosophy is reinforced by the modifications made in 2012 to our executive short-term incentive plan. For 2012, we raised our funding trigger to 100% target performance from our prior threshold level, which resulted in a bonus payout upon reaching less than full target performance. As a result, the Company will have to meet its financial goals at 100% of target achievement or higher for bonus payouts to NEOs to occur.

The level and terms of compensation for Messrs. McGlade, McDonnell and Spector are set forth in the terms of employment agreements between Intelsat Management LLC, a direct subsidiary of Intelsat S.A. (“Intelsat Management”), and the executive. The terms of compensation for Messrs. Spengler and Guillemin are governed by the general policies and plans of the Company and are not set forth in employment agreements, with the exception of letters regarding arrangements for severance under certain conditions.

Elements of Compensation

Base Salary. Base salary is used to recognize the experience, skills, knowledge and responsibilities required of the executive officers in their roles. When establishing the 2011 base salaries of the NEOs, the Compensation Committee and management considered a number of factors, including the functional role of the position, the individual’s performance, the level of the individual’s responsibility, the individual’s prior experience in similar positions, competitive market data, the ability to replace the individual, the base salary of the individual at his or her prior employment or prior position within the Company and the number of well-qualified candidates available. The salaries of the NEOs are reviewed on an annual basis, as well as at the time of promotion or other changes in responsibilities.

Annual Cash Bonuses. We maintain a corporate bonus plan, which was adopted by the board of directors in March 2006 (the “Bonus Plan”). The Bonus Plan provides that certain of our and our subsidiaries’ employees, including the NEOs, may be awarded cash bonuses based on the attainment of specific performance goals and business criteria established by our board of directors for participants in the Bonus Plan. The goals and criteria for the 2011 fiscal year included certain revenue, backlog, and adjusted EBITDA targets, all as defined by the Compensation Committee.

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

The employment agreements for Messrs. McGlade, McDonnell and Spector specify that their annual target bonus percentages are 100%, 65% and 65%, respectively, of the executive’s annual base salary. These bonus amounts are paid in the event of the Company’s achievement of pre-established metrics at the target level. In the event of significant outperformance of target objective criteria, the executive may also receive additional bonuses. For 2011, the Compensation Committee established two additional levels of performance, tied to objective criteria at two tiers above the target levels, at which Messrs. McGlade, McDonnell and Spector could achieve additional bonuses. At the first tier of stretch performance, Messrs. McGlade, McDonnell and Spector could each receive an additional bonus of up to 50% of such executive’s annual base salary. At the second tier of stretch performance, Mr. McGlade could achieve an additional bonus of up to another 50% of his annual base salary and Messrs. McDonnell and Spector could each achieve an additional bonus of up to another 15% of such executive’s annual base salary. For 2012, the Compensation Committee has established only one additional level of performance tied to objective criteria. The change in the bonus structure for 2012 was designed to simplify the incentive structure and to incentivize stronger over-performance by increasing the reward for hitting a higher target. If the 2012 performance “stretch” criteria are met, Messrs. McGlade, McDonnell and Spector may receive an additional 100%, 65% and 65%, respectively, of the executive’s annual base salary. In the case of Messrs. Spengler and Guillemin, their target bonus percentages have been established pursuant to the terms of the Bonus Plan at 60% and 45% respectively, of the executive’s annual base salary. For 2011, in the event that the corporate performance achieved the first tier of stretch performance and based upon each executive’s individual performance, Messrs. Spengler and Guillemin each had the ability to obtain a maximum additional bonus in the amounts of 40.8% and 30.6%, respectively, of annual base salary. For 2012, in the event of achievement of “stretch” criteria, Messrs. Spengler and Guillemin each may receive an additional 60% and 45%, respectively, of annual base salary.

Each of the target goals and criteria for bonuses referred to above is based on thorough discussion between the Compensation Committee and management as to budgets and projections for the relevant year. Great care is taken to ensure that the targets are difficult to achieve but achievable, thereby ensuring that the NEOs and other management are appropriately incentivized to perform at the highest levels. The Bonus Plan is a discretionary plan and the Compensation Committee retains the right to award compensation absent the attainment of performance criteria. In 2011, the Company exceeded target performance on adjusted EBITDA and backlog metrics, and achieved above threshold performance on the revenue metric. In determining the amount of the incentive awards for the NEOs for 2011, the Compensation Committee funded bonus awards to reflect company financial performance, and, with respect to the awards for Messrs. Spengler and Guillemin, exercised some discretion in differentiating the amount of individual NEO awards based on individual performance.

Long-Term Incentive Awards

Shares and Options. At the NEO level, we have sought to weight our compensation programs to ownership of common shares. We believe that share ownership by our executives enhances our ability to deliver superior shareholder returns because it aligns the interests of our employees and our shareholders. The equity awards granted to our executives are governed by the terms of the Intelsat Global, Ltd. 2008 Share Incentive Plan (the “2008 Share Plan”). The goal of the 2008 Share Plan is to engage our NEOs and other key employees as partners in the Company’s success and help the Company realize the maximum return from its strategy. We do not have a formal requirement for share ownership by any group of employees. The 2008 Share Plan provides for the granting of incentive share options, nonqualified share options, restricted shares, restricted share units, share appreciation rights, phantom shares and performance awards to our and our subsidiaries’ and specified affiliates’ employees, officers and directors, including the NEOs.

The Compensation Committee has exclusive authority to select the executives to receive awards and the amount and the type of equity awards under the 2008 Share Plan. At the time of each award, the Compensation Committee determines the terms of the award, including the performance period (or periods) and the performance objectives relating to the award. The Company’s policy has been to grant equity awards that align with the ownership objectives of our principal shareholders. Because the Company is privately held, the grant is typically a one-time grant at the outset of the shareholder investment, with vesting and other performance criteria aligned with the growth expected and the length of investment expected by the shareholders. For example, Messrs. McGlade, Spector, Spengler, and Guillemin each received a grant of shares in connection with the investment of prior sponsors in January of 2005. Upon the disposition of the prior sponsor shares, these executives received compensation commensurate with the return on investment received by the prior sponsors. As described more fully below in the equity award agreements narrative, each of the NEOs received new equity grants in connection with the investment of the New Sponsors, with terms and conditions aligned with the New Sponsors’ investment horizon. Additional grants may also occur upon the promotion or hire of a new executive.

Based upon the rights of the executive and the Company under the terms of their award agreements, some option grants are considered to be a share-based compensation arrangement (an “SCA”) for accounting purposes rather than an option; however, from a compensation policy perspective, the award is intended to operate like an option. For purposes of this Compensation Discussion and Analysis section and the tables included in this Executive Compensation item, any reference to an option includes SCAs. For further explanation of the accounting treatment of options and SCAs, see Note 4 to the consolidated financial statements included elsewhere in this Annual Report.

In addition to grants made under the 2008 Share Plan, Messrs. McGlade and Spector each purchased for cash certain unrestricted shares of Intelsat Global pursuant to subscription agreements entered into in May 2009.

Restricted Shares. Each of the NEOs holds restricted shares that are subject to transfer, vesting and other restrictions as set forth in their applicable award agreements. A portion of these restricted shares vests each month with full vesting being achieved over a period of five years, subject to the executive’s continued employment. Certain of the shares awarded are also subject to the meeting of performance criteria based on annual performance targets and cumulative total return earned by certain principal shareholders of Intelsat Global on their investment. These annual performance goals relate to certain revenue and adjusted EBITDA targets which were set by the Compensation Committee at the grant date based on the Company’s five year business plan. At the time the targets were set, the Compensation Committee believed these goals were challenging, but achievable. The cumulative return goals were established by the principal shareholders at the grant date and are intended to incentivize the executive to operate the Company in a manner designed to meet the total return goals of the principal shareholders of Intelsat Global. Upon termination of employment, Intelsat Global retains the unilateral right to repurchase vested shares at a value as defined in the 2008 Share Plan. See the discussion of individual agreements with the NEOs following the Summary Compensation Table for further details regarding these restricted shares and the cumulative return goals.

Options. Each of the NEOs holds options that are subject to transfer, vesting and other restrictions as set forth in their applicable award agreements. A portion of these options vests upon the meeting of annual performance targets and a portion vests upon the determination of the cumulative total return earned by certain principal shareholders of Intelsat Global on their investment. The annual performance goals relate to certain revenue and adjusted EBITDA targets which were set by the Compensation Committee at the grant date based on the Company’s five year business plan. At the time the targets were set, the Compensation Committee believed these goals were challenging, but achievable. The cumulative return goals were established by the principal shareholders at the grant date and are intended to incentivize the executive to operate the Company in a manner designed to meet the total return goals of the principal shareholders of Intelsat Global. These options are also subject to forfeiture and other restrictions as set forth in the executives’ respective award agreements. Upon termination of employment, the Company retains the right to cancel vested options or to repurchase shares acquired upon exercise of the options in exchange for an amount set forth in the 2008 Share Plan. See the discussion of individual agreements with the NEOs following the Summary Compensation Table for further details regarding these options and the cumulative return goals.

Other Elements. Other elements of our executive compensation program include certain severance arrangements and perquisites, all of which are more fully described in those parts of this Item 11 which follow this Compensation Discussion and Analysis. Our philosophy with respect to these items is to maintain competitive overall compensation programs. The NEOs also participate in our other benefit plans on the same terms as other employees. These plans include a 401(k) plan, medical, vision, dental, disability and life insurance. In 2011, we increased our company-paid life insurance benefit to one times salary for all employees. In connection with this change, we imputed income for our NEOs and all employees above the $50,000 benefit level. Under the terms of their employment agreements, Messrs. McGlade and Spector are provided with certain retiree medical benefits that are not otherwise provided to participants under the terms of the medical plan. Additionally, for employees hired prior to July 19, 2001, the Company maintains a defined benefit pension plan. Of the NEOs, only Mr. Guillemin is eligible to participate in this plan.

Competitive Market Review

During 2011, the Company conducted a review of our executive short-term compensation program. The objective of the review was to determine relative market competitiveness of our compensation to enable the Company to attract and retain key executive talent.

In setting compensation we target the median compensation range for base salary, with the opportunity to reach the 75th percentile for total cash compensation (base salary and target bonus) based on performance. Using market survey data we compared our executive officers’ total direct compensation levels to a peer group of companies and other general survey data. The peer group consists of similarly situated companies in various industries which represent a competitive market for executive talent, business and capital. Peer group companies and survey data were selected based on industry, size determined by reviewing both revenue levels and enterprise value and other factors such as market capitalization. Based on this review, it was determined that the short term elements of our executive compensation program were reasonably competitive with market rates for comparable executives.

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

Conclusion

Our compensation policies are designed to recruit, retain and motivate our senior executive officers, to align their interests with those of our shareholders, and ultimately to reward them for outstanding performance as measured by their contributions to value creation.

Summary Compensation Table

The following summarizes the compensation earned during the years ended December 31, 2009, December 31, 2010, and December 31, 2011 by our NEOs, who are our Chief Executive Officer, Chief Financial Officer, and our three other most highly compensated executive officers who were serving as executive officers on December 31, 2011.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Non- Qualified Deferred Compensation ($)		All Other Compensation ($)		Total ($)
David McGlade	2011	$1,066,810	$—	$—	$—	$1,160,127	(2)	$—		$60,261	(4)	$2,287,198
Deputy Chairman and	2010	$1,037,262	$648,516	$—	$—	$346,800		$—		$47,840		$2,080,418
Chief Executive Officer	2009	$1,016,923	$—	$3,427,935	$—	$2,040,000		$—		$1,931,407		$8,416,265

Michael McDonnell	2011	$556,657	$—			432,283	(2)			$53,235	(5)	$1,042,175
Executive Vice President	2010	$536,809	$218,155	$—	$—	$116,660		$—		$49,779		$921,403
and Chief Financial Officer	2009	$525,894	$—	$865,686	$—	$686,238		$—		$565,285		$2,643,103

Phillip Spector	2011	$552,100	$—			428,126	(2)	$—		$61,137	(6)	$1,041,363
Executive Vice President,	2010	$536,809	$218,155	$—	$—	$116,660		$—		$52,593		$924,218
Business Dev and General Counsel	2009	$525,894	$—	$865,686	$—	$686,238		$—		$457,023		$2,534,841

Stephen Spengler	2011	$363,041	$—			280,000	(2)	$—		$37,777	(7)	$680,818
Executive Vice President,	2010	$355,923	$133,518	$—	$—	$71,400		$—		$32,017		$592,858
Sales, Marketing and Strategy	2009	$347,692	$58,432	$507,744	$—	$325,080		$—		$337,826		$1,576,774

Thierry Guillemin	2011	$319,807	$—			189,000	(2)	$96,494	(3)	$21,603	(8)	$626,904
Senior Vice President	2010	$305,631	$111,249	$—	$—	$59,492		$44,093		$22,140		$542,605
and Chief Technical Officer	2009	$292,452	$—	$330,033	$—	$205,932		$60,263		$247,570		$1,136,250

(1)	The salaries set forth in this column reflect the actual earnings for each NEO during fiscal year 2011. The base salary for each NEO generally changes annually in the month of February. The base salaries in effect for Messrs. McGlade, McDonnell, Spector, Spengler and Guillemin from February 16, 2009 through February 14, 2010 were, respectively, $1,020,000, $527,875, $527,875, $350,000 and $295,625. The base salaries in effect for Messrs. McGlade, McDonnell, Spector, Spengler, and Guillemin from February 15, 2010 through February 13, 2011 were, respectively, $1,040,400, $538,433, $538,433, $357,000 and $307,450. The base salaries in effect for Messrs. McGlade, McDonnell, Spector, Spengler and Guillemin from February 14, 2011 through February 12, 2012 were respectively, $1,071,612, $559,970, $554,585, $364,140 and $ 322,054. Effective February 13, 2012 the base salaries for Messrs. McGlade, McDonnell, Spector, Spengler and Guillemin were increased to $1,095,723, $572,569, $567,063, $372,333 and $329,300, respectively.
(2)	In accordance with the Bonus Plan described above, incentive awards earned for 2011 performance were based upon the Company’s financial performance against criteria established at the beginning of 2011. Accordingly, the total award value is reflected in the column headed “Non-Equity Incentive Plan Compensation.” These payments will be made in March 2012.
(3)	Mr. Guillemin participates in the Company’s Pension Plan, as described below in the Pension Benefits section of this Item 11. This amount reflects the change in the actuarial present value of his accrued benefit over the 12-month period from December 31, 2010 through December 31, 2011, using a discount rate of 4.51% for the fiscal year ended December 31, 2011, a discount rate of 5.30% for the fiscal year ended December 31, 2010, a discount rate of 5.88% for the fiscal year ended December 31, 2009, and using an assumed retirement date of November 1, 2019 (age 60). No other NEO participates in the Pension Plan.
(4)	This amount includes: (a) an auto/financial planning/club dues allowance of $20,000; (b) executive benefits paid for by the Company including tax gross-up payments where applicable, in the amounts of $7,892 for life insurance, $1,971 ($521 of which was to cover taxes) for personal excess liability insurance, $4,968 ($940 of which was to cover taxes) for a comprehensive physical examination; and $930 for long-term disability insurance; and (c) $24,500 in contributions to Mr. McGlade’s 401(k) plan account.
(5)	This amount includes: (a) an auto/financial planning/club dues allowance of $20,000; (b) executive benefits paid for by the Company including tax gross-up payments where applicable, in the amounts of $2,988 for life insurance, $1,971 ($521 of which was to cover taxes) for personal excess liability insurance, $2,845 ($752 of which was to cover taxes) for a comprehensive physical examination, and $930 for long-term disability insurance; and (c) $24,500 in contributions to Mr. McDonnell’s 401(k) plan account.
(6)	This amount includes: (a) an auto/financial planning/club dues allowance of $20,000; (b) executive benefits paid for by the Company including tax gross-up payments where applicable, in the amounts of $11,525 for life insurance, $1,971 ($521 of which was to cover taxes) for personal excess liability insurance, and $3,141 ($831 of which was to cover taxes) for a comprehensive physical examination; and (c) $24,500 in contributions to Mr. Spector’s 401(k) plan account.
(7)	This amount includes: (a) an auto allowance of $6,000; (b) executive benefits paid for by the Company including tax gross-up payments where applicable, in the amounts of $2,998 for life insurance, $1,971 ($521 of which was to cover taxes) for personal excess liability insurance, and $2,308 ($610 of which was to cover taxes) for a comprehensive physical examination; and (c) $24,500 in contributions to Mr. Spengler’s 401(k) plan account.
(8)	This amount includes: (a) an auto allowance of $6,000; (b) executive benefits paid for by the Company including tax gross up payments where applicable, in the amounts of $2,637 for life insurance, $2,236 ($786 of which was to cover taxes) for personal excess liability insurance, and $930 for long-term disability insurance; and (c) $9,800 in contributions to Mr. Guillemin’s 401(k) plan account.

Grants of Plan-Based Awards

There were no grants of equity plan-based awards or other stock or option awards to any of the NEOs during the year ended December 31, 2011. The following table sets forth information concerning the grant of annual non-equity incentive awards under our cash Bonus Plan during the year ended December 31, 2011. The actual payout of the awards is reflected in the Summary Compensation Table.

		Estimated Possible Payouts Under Non- Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)

David McGlade	3/2/2011	$535,806	$1,071,612	$2,143,224

Michael McDonnell	3/2/2011	$181,990	$363,981	$727,961

Phillip Spector	3/2/2011	$180,240	$360,480	$720,961

Stephen Spengler	3/2/2011	$109,242	$218,484	$367,053

Thierry Guillemin	3/2/2011	$72,462	$144,924	$243,473

Employment and Other Agreements

Messrs. McGlade, McDonnell and Spector each are employed with the Company pursuant to employment agreements with Intelsat Management.

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

Each of the NEOs is a party to agreements governing the terms of his restricted share awards and option awards. Details of the agreements in place for 2011 for each of the NEOs appear below.

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

Compensation and Benefits. The McGlade, McDonnell and Spector Employment Agreements have a term of one year and renew automatically for successive one year periods, unless earlier terminated. The McGlade Employment Agreement provides that Mr. McGlade will be paid an annual base salary of no less than $1,000,000 during the term, which will be reviewed for increase no less frequently than annually. The McDonnell and Spector Employment Agreements provide that Messrs. McDonnell and Spector will each be paid an annual base salary of no less than $527,875 during the term, which will be reviewed for increase no less frequently than annually.

For 2011, the McGlade Employment Agreement provides that Mr. McGlade will be eligible for (i) a basic annual bonus of 100% of annual base salary, based on meeting pre-established performance criteria, and (ii) two additional annual bonuses, the “stretch” bonus and “super stretch” bonus, each of 50% of annual base salary and each based on meeting incrementally more difficult to achieve pre-established performance criteria.

In March of 2012, the McGlade Employment Agreement was amended to provide that he would be eligible for (i) a basic annual bonus of 100% of annual base salary based on meeting pre-established performance criteria, and (ii) an additional “stretch” bonus of 100% of annual base salary based on meeting more difficult to achieve pre-established criteria. The change in bonus structure for 2012 was designed to simplify the incentive structure and to incentivize stronger over-performance by increasing the reward for hitting a higher target.

For 2011, the McDonnell and Spector Employment Agreements provide that Messrs. McDonnell and Spector will be eligible for (i) a basic annual bonus of 65% of annual base salary, based on meeting pre-established performance criteria, and (ii) two additional annual bonuses, the “stretch” bonus at 50% of base salary and the “super stretch” bonus at 15% of annual base salary, each based on meeting incrementally more difficult to achieve pre-established performance criteria.

In March of 2012, the McDonnell and Spector Employment Agreements were amended to provide that they would each be eligible for (i) a basic annual bonus of 65% of annual base salary based on meeting pre-established performance criteria, and (ii) an additional “stretch” bonus of 65% of annual base salary based on meeting more difficult to achieve pre-established criteria. Consistent with modifications to Mr. McGlade’s employment agreement, the change in bonus structure for 2012 was designed to simplify the incentive structure and to incentivize stronger over-performance by increasing the reward for hitting a higher target.

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

Severance Benefits. The McGlade, McDonnell and Spector Employment Agreements also provide for certain severance benefits to be paid to the executive in the event of employment termination under certain circumstances. Specifically, if the executive’s employment is terminated without cause or if he resigns for good reason (in either case as defined in the McGlade, McDonnell and Spector Employment Agreements) on or after January 1, 2009, subject to his timely execution and non-revocation of a waiver and release of claims and the executive’s continued compliance with the terms of the employment agreement, and except as otherwise required by law or by the terms of the Company’s benefit plans (excluding severance plans), the executive will be paid severance, which severance amount shall be payable on the sixtieth day after such termination of employment. In the case of Mr. McGlade, the severance amount is equal to 1.5 times the sum of the executive’s (i) annual base salary plus (ii) the basic annual bonus and the stretch annual bonus (“Target Bonus”) as in effect on the date of such termination of employment. In the case of Messrs. McDonnell and Spector, the severance amount is equal to 1.25 times the sum of the executive’s (i) annual base salary plus (ii) the basic annual bonus as in effect on the date of such termination of employment.

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

In the event that certain specified change in control transactions occur, and the affirmative written consent of certain shareholders is not required for the Company to terminate the executive’s employment at the time of such termination, and the executive is terminated without cause or resigns for good reason (each as defined in the applicable McGlade, McDonnell or Spector Employment Agreement), then applicable vesting provisions of the executive’s equity award agreements shall apply as if a change in control (as defined in the applicable McGlade, McDonnell or Spector Employment Agreement) had occurred immediately prior to such termination of employment. If the affirmative written consent of certain shareholders is required for the Company to terminate the executive’s employment at the time of such termination following such a corporate transaction, and the executive is terminated without cause or resigns for good reason on or after the date that is eighteen months following the date of such corporate transaction, then the applicable vesting provision of the executive’s equity award agreements shall apply as if a change in control had occurred immediately prior to such termination of employment.

Partial Gross Up Payment. In the event that an excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), will be imposed on any compensation or benefits received by Messrs. McGlade, McDonnell or Spector, then, if (i) no shares of the Company are readily tradable on an established securities market or otherwise and (ii) the shareholders that controlled more than 75% of the voting power of the Company entitled to vote on February 4, 2008 no longer hold 75% of such voting power at the time such excise tax would be imposed, the Company shall pay the executive an additional payment (the “Partial Gross-Up Payment”) equal to the amount of the excise tax that will be imposed on such compensation or benefits; provided, that such Partial Gross-Up Payment will not include any additional payments for any federal, state or local income taxes imposed on such compensation or benefits or on the Partial Gross-Up Payment, including any excise tax imposed on the Partial Gross-Up Payment. In the event that excise tax under Section 4999 of the Code will be imposed on any compensation or benefits received by Messrs. McGlade, McDonnell or Spector and the Company’s shares are readily tradable on an established securities market or otherwise at such time, then the Company shall pay the executive an additional payment such that he will be placed in the same after-tax position that he would have been in had no excise tax been imposed.

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

The Option Agreements entered into with Messrs. McGlade, McDonnell and Spector govern the terms and conditions applicable to options to purchase Class A Shares granted to each executive as of May 6, 2009. The exercise price of each option is $100 per share. Each option is subject to performance vesting. Each option will vest with respect to a portion of the Class A Shares (the “Annual Performance Options”) based upon the achievement of certain adjusted EBITDA and revenue goals for 2010, 2011 and 2012 (and 2013 with respect to Mr. McDonnell), as defined in the Option Agreement, subject to catch-up vesting upon achievement of targets in later years or if certain principal shareholders of Intelsat Global receive a three times multiple on their investment in connection with a change in control or other realization event (four times if it occurs after February 4, 2015). Upon the occurrence of a change in control or other realization event for certain specified shareholders, the option will vest ratably with respect to the remaining Class A Shares (the “Exit Performance Option”) based upon a sliding scale of return on certain specified shareholders’ investment from 3.3 times to 4.1 times. The option generally expires on the earliest to occur of: (i) February 4, 2018, (ii) 90 days following resignation without good reason, (iii) one year following termination without cause or for good reason or upon death or disability, or (iv) the date of termination for cause. The option is subject to Transaction Vesting Protection following a termination due to death or disability, a termination without cause, or a resignation for good reason. Additionally, in the event that the executive is terminated without cause or resigns for good reason following certain specified corporate transactions, the option will vest as if a change in control had occurred immediately prior to termination. The Class A Shares acquired upon exercise of the options are subject to Intelsat Global repurchase rights similar to the rights specified in the executives’ Class A Restricted Share Agreements. In the event the executive breaches any covenants contained in the executive’s Employment Agreement, he will be required to repay Intelsat Global an amount equal to the number of shares acquired pursuant to the option during the twelve months preceding the breach of the covenants multiplied by the excess of the fair market value of the shares over the exercise price paid.

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

The Class A Restricted Share Agreements govern the terms and conditions applicable to Rollover Shares, consisting of the Class A Shares issued to Messrs. Spengler and Guillemin as of February 4, 2008 in exchange for a previous equity award. Mr. Spengler’s Class A Restricted Share Agreement covers 16,237.41 Class A Shares and Mr. Guillemin’s Class A Restricted Share Agreement covers 3,044.47 Class A Shares. The shares are subject to vesting and forfeiture provisions. Subject to each of their continued employment, the Class A Shares subject to the Class A Restricted Share Agreements vest in twenty-three equal monthly installments on the first day of each month commencing on March 1, 2008. As of January 1, 2010, these Rollover Shares were 100% vested. The Class A Restricted Share Agreements provide that in the event of the holder’s termination of employment, Intelsat Global may repurchase the shares subject to the agreement generally for fair market value, unless the executive resigns without good reason or the termination is for cause. If either Mr. Spengler or Mr. Guillemin resigns without good reason, his shares may be repurchased at a price per share equal to the lesser of the fair market value on the date of resignation or $100. If either Mr. Spengler or Mr. Guillemin is terminated for cause, his shares may be repurchased at a price per share equal to par value.

The Class B Restricted Share Agreements govern the terms and conditions applicable to the Class B Shares issued to Messrs. Spengler and Guillemin as of May 8, 2009. A portion of the Class B Shares subject to the Class B Restricted Share Agreement are subject to time vesting (“Class B Time-Vesting Shares”) and a portion of the Class B Shares are subject to annual performance-based vesting upon the achievement of certain adjusted EBITDA and revenue goals for fiscal years 2008 and 2009 for Messrs. Spengler and Guillemin (“Class B Performance Shares”).

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

In the event that either Mr. Spengler or Mr. Guillemin is terminated without cause or resigns for good reason (as defined in the Class B Restricted Share Agreement) following certain specified corporate transactions, his respective Class B Time-Vesting Shares and Class B Performance Shares will vest as if a change in control had occurred immediately prior to such termination. The Class B Restricted Share Agreements also provide that in the event of the holder’s termination of employment without cause or for good reason, Intelsat Global may repurchase the shares subject to the agreement generally for a liquidation fair market value. If the termination is for cause, the shares may be repurchased at a price per share equal to par value. The Class B Restricted Share Agreements also contain covenants generally restricting Messrs. Spengler and Guillemin from competing against Intelsat Global for a period of one year following termination. In the event of a breach of this covenant, or any other applicable covenants, the executive will be required to repay Intelsat Global for all the Class B Shares which vested during the twenty-four months preceding the breach of the covenants.

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

Management Shareholders Agreement. Each recipient of an equity award is, or prior to the exercise of any options, will become a party to that certain Management Shareholders Agreement, entered into on May 6, 2009 and effective as of February 4, 2008, by and among Intelsat Global, the principal shareholders of Intelsat Global and all employees (the “Management Shareholders”) who hold Class A Shares or Class B Shares (the “Management Shareholders Agreement”). The Management Shareholders Agreement governs the terms and conditions of a Management Shareholder’s ownership of Class A Shares and Class B Shares and applies to each Management Shareholder and any person or entity to whom the Management Shareholder’s shares are transferred (whether voluntarily or involuntarily).

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

Unallocated Bonus Plan

On August 20, 2010, Intelsat Global adopted the Unallocated Bonus Plan (the “Unallocated Plan”) in connection with the equity awards available to management under the 2008 Share Plan. Pursuant to the 2008 Share Plan, 1,989,975 shares (approximately 10% of the shares of Intelsat Global) may be awarded to management as options and/or restricted shares (the “Pool”). The Unallocated Plan provides for the distribution of the value of any unallocated shares that remain in the Pool, and that otherwise would have been vested, on certain measurement dates to the recipients of equity under the 2008 Share Plan who remain employed by the Company at that time. Each such equity participant will be eligible to receive a pro-rata share of the value of the unallocated Pool, based on the percentage of allocated shares held by such participant and the length of time elapsed since such participant was granted the underlying award(s). The bonus will be payable in the form of cash or shares of Intelsat Global, as set forth in the Unallocated Plan. If equity participants do not become eligible to receive a bonus under the Unallocated Plan on or prior to February 4, 2015, the Unallocated Plan expires and no bonuses will be payable. At the same time as and in connection with the adoption of the Unallocated Plan, Intelsat Global entered into letter agreements with Messrs. McGlade, Spector and McDonnell providing that the Unallocated Plan may not be amended in any manner that would adversely affect the rights of any of Mr. McGlade, Mr. Spector or Mr. McDonnell under the plan without such individual’s prior consent. To date, no awards have been made under the Unallocated Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning the number and value of any outstanding unvested restricted share awards, equity incentive plan awards and unexercised options held by the NEOs at December 31, 2011. There was no public market for Intelsat Global’s common stock as of December 31, 2011.

	Option Awards							Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Name
David McGlade	45,639	(1)	—	91,277	(2)	$100.00	2/4/2018	53,245	$4,469,949	(4)
	—		—	114,097	(3)	$100.00	2/4/2018

Michael McDonnell	2,881	(1)	—	31,696	(2)	$100.00	2/4/2018	22,091	$1,854,508	(4)
	—		—	28,814	(3)	$100.00	2/4/2018

Phillip Spector	11,526	(1)	—	23,051	(2)	$100.00	2/4/2018	13,446	$1,128,828	(4)
	—		—	28,814	(3)	$100.00	2/4/2018

Stephen Spengler	6,760	(1)	—	13,520	(2)	$100.00	2/4/2018	7,887	$662,094	(4)
	—		—	16,900	(3)	$100.00	2/4/2018

Thierry Guillemin	4,394	(1)	—	8,788	(2)	$100.00	2/4/2018	5,126	$430,347	(4)
	—		—	10,985	(3)	$100.00	2/4/2018

(1)	The Annual Performance Options for 2010 performance vested on March 2, 2011.
(2)	The vesting date for the Annual Performance Option awards is annually on the date the board of directors approves the audited financial statements of 2010, 2011 and 2012 (and 2013 in the case Mr. McDonnell) for the Annual Performance Options, contingent upon meeting annual revenue and adjusted EBITDA performance targets. The performance targets for 2010 were met.
(3)	The vesting date for the Exit Performance Option awards is contingent upon certain principal shareholders of Intelsat Global receiving cumulative returns on their investment in excess of 3.3 times their initial investment.
(4)	This award is for Class B Shares of Intelsat Global. The market value reflected here is based upon management’s estimate of fair value, relying in part on the most recent independent valuation performed, dated as of December 31, 2011, which set forth a Class B Share fair value of $83.95 per share. The vesting date for the Class B Time-Vesting Shares is monthly, with full vesting occurring for Messrs. McGlade, Spector, Spengler and Guillemin on February 4, 2013 and for Mr. McDonnell on November 4, 2013.

Option Exercises and Stock Vested

The following table sets forth certain information regarding the number of restricted shares and options that vested in 2011, together with the corresponding amounts realized by the NEOs.

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise		Number of Shares Acquired on Vesting	Value Realized on Vesting

David McGlade	—	$—	(1)	45,639	$3,831,374	(2)

Michael McDonnell	—	$—	(1)	20,171	$1,693,325	(2)

Phillip Spector	—	$—	(1)	11,526	$967,577	(2)

Stephen Spengler	—	$—	(1)	6,760	$567,499	(2)

Thierry Guillemin	—	$—	(1)	4,394	$368,880	(2)

(1)	There were no options exercised during 2011 by the NEOs.
(2)	This award is for Class B Shares. Because Intelsat Global is privately held, there is no public market for these securities. The value realized on vesting provided here is based on management’s estimate of the fair value at the time of vesting, $83.95 per Class B Share, relying in part on the most recent independent valuation performed at the time of vesting, which was dated as of December 31, 2011.

Pension Benefits

The following table sets forth the actuarial present value of accumulated benefits for Mr. Guillemin, the only one of our NEOs who is eligible to participate in the pension plan of the Company.

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit	Payments During the Last Fiscal Year
Thierry Guillemin	Intelsat Staff Retirement Plan	12.1667	$383,022	—

The Intelsat Staff Retirement Plan is a tax-qualified defined benefit pension plan covering U.S.-based employees of Intelsat who were hired prior to July 19, 2001. The benefits under the plan are calculated based upon a set of formulas that take into account the participant’s hire date, years of service and average compensation. For Mr. Guillemin, the formula is 2.0% of final average earnings for each year of service prior to 2002, plus 1.5% of final average earnings for each year of service on or after 2002. Final average earnings for Mr. Guillemin includes regular earnings (as described in the Staff Retirement Plan) and does not include bonus payments, and is based on average earnings over the 60 months of employment that produces the highest average. Early retirement is available at age 55 with three years of service, and there is a seven year vesting schedule. The portion of Mr. Guillemin’s benefit attributable to pre-2002 service is payable on an unreduced basis at age 60. Benefit payments may be taken in the form of a single life annuity, a partially subsidized 60% or 75% joint and survivor annuity if married at the time of benefit commencement, a 50% or 100% joint and survivor annuity if unmarried at the time of benefit commencement, a lump sum or a reduced annuity plus a partial lump sum. Benefits paid in the form of an annuity are adjusted for cost of living increases but only on the portion of the benefit attributable to pre-2002 service and pre-2006 compensation. See Note 5 to the consolidated financial statements for additional disclosure on the assumptions used to value pension benefits.

Nonqualified Deferred Compensation

No deferred compensation programs are maintained for the Company’s NEOs.

Severance and Change of Control Arrangements

Upon termination of employment, the NEOs may receive payments under their employment agreements or Company policies, as applicable, which are described in detail in the section entitled Employment and Other Agreements and in the following section discussing benefits and payments upon termination.

Benefits and Payments Upon Termination

The following is a table which shows, hypothetically, what each of the current NEOs would receive upon termination of employment under varying circumstances, assuming such termination had occurred on December 31, 2011 and assuming that Intelsat Global repurchased equity at the repurchase price summarized in the footnotes to the table below. However, this table does not take into account all of the restrictions and other provisions of relevant employment contracts described earlier. Thus, this table does not represent guarantees to any NEO that he will receive the amounts set forth herein.

Name	Resignation Without Good Reason		Resignation With Good Reason or Involuntary Termination Without Cause		Resignation With Good Reason or Involuntary Termination Without Cause Following a Change of Control		Death or Disability		Termination For Cause
David McGlade
Accrued Salary and Vacation(1)	$164,863		$164,863		$164,863		$164,863		$164,863
Accrued Bonus(2)	$—		$1,607,418		$1,607,418		$1,607,418		$—
Severance(3)	$—		$4,018,545		$4,018,545		$—		$—
Vested Shares and Options	$58,194,795	(4)	$60,588,174	(6)	$62,981,554	(7)	$62,981,554	(8)	$15,929,346	(9)
Unvested Shares and Options(10)	$532		$266		$—		$—		$266
Medical Benefits(11)	$306,486		$306,486		$306,486		$306,486		$—

TOTAL	$58,666,676		$66,685,752		$69,078,866		$65,060,321		$16,094,475

Michael McDonnell
Accrued Salary and Vacation(1)	$86,149		$86,149		$86,149		$86,149		$86,149
Accrued Bonus(2)	$—		$643,966		$643,966		$643,966		$—
Severance(3)	$—		$1,154,938		$1,154,938		$—		$—
Vested Shares and Options	$5,526,096	(4)	$6,519,070	(6)	$7,512,044	(7)	$7,512,044	(8)	$3,467	(9)
Unvested Shares and Options(10)	$221		$110		$—		$—		$110

TOTAL	$5,612,466		$8,404,233		$9,397,097		$8,242,159		$89,726

Phillip Spector
Accrued Salary and Vacation(1)	$85,321		$85,321		$85,321		$85,321		$85,321
Accrued Bonus(2)	$—		$637,773		$637,773		$637,773		$—
Severance(3)	$—		$1,143,832		$1,143,832		$—		$—
Vested Shares and Options	$20,404,802	(4)	$21,009,219	(6)	$21,613,636	(7)	$21,613,636	(8)	$7,028,752	(9)
Unvested Shares and Options(10)	$134		$67		$—		$—		$67
Medical Benefits(11)	$225,341		$225,341		$225,341		$225,341		$—

TOTAL	$20,715,598		$23,101,553		$23,705,903		$22,562,071		$7,114,140

Stephen Spengler
Accrued Salary and Vacation(1)	$56,022		$56,022		$56,022		$56,022		$56,022
Accrued Bonus(2)	$—		$—		$—		$218,484		$—
Severance(3)	$—		$273,105		$273,105		$—		$—
Vested Shares and Options	$1,624,135	(5)	$7,236,256	(6)	$7,945,276	(7)	$7,236,256	(8)	$7,317	(9)
Unvested Shares and Options(10)	$79		$79		$—		$79		$79
Other(12)	$—		$12,235		$12,235		$—		$—

TOTAL	$1,680,236		$7,577,697		$8,286,638		$7,510,841		$63,418

Thierry Guillemin
Accrued Salary and Vacation(1)	$49,499		$49,499		$49,499		$49,499		$49,499
Accrued Bonus(2)	$—		$—		$—		$144,924		$—
Severance(3)	$—		$214,703		$214,703		$—		$—
Vested Shares and Options	$304,703	(5)	$3,277,462	(6)	$3,738,310	(7)	$3,277,462	(8)	$4,681	(9)
Unvested Shares and Options(10)	$51		$51		$—		$51		$51
Other(12)	$—		$12,235		$12,235		$—		$—

TOTAL	$354,253		$3,553,950		$4,014,747		$3,471,936		$54,231

(1)	This reflects unpaid salary for days worked prior to termination and accrued but unpaid vacation as of December 31, 2011.
(2)	It is currently the policy under our Bonus Plan that no bonus payments are made to plan participants who leave prior to the bonus payment date in March of the following year, unless otherwise provided for in an applicable employment agreement or in the event of death or disability. In the event of death or disability, the NEOs not covered by an employment agreement receive a pro-rata bonus, based upon actual financial performance, pro-rated for the date of death or disability. This number assumes a date of death or disability on December 31, 2011, and corporate and individual performance at the target level. For the NEOs with employment agreements (Messrs. McGlade, McDonnell and Spector), the agreements provide for a pro-rata bonus at the tier 1 stretch level for the year of termination based on actual results and the portion of the year he was employed. This amount assumes the maximum amount payable for a full year of employment and corporate results achieved at the tier 1 stretch level.
(3)

For NEOs with employment agreements, the severance payment is equal to (a) a severance multiple, times (b) the sum of base salary plus bonus calculated at the tier 1 stretch level for Mr. McGlade and at the basic bonus level for Messrs. McDonnell and Spector, payable in a lump sum on the 60th day following termination. The severance multiples are 1.5 for Mr. McGlade, and 1.25 for Messrs. McDonnell and Spector. For Messrs. Spengler and Guillemin, the severance payment is equal to nine months and eight months, respectively, of base salary.

(4)

Rollover Shares that are vested may be repurchased at any time during the two years following a resignation at a price per share equal to the fair market value of the share on the date of resignation. Management estimates, relying in part on the most recent independent valuation performed, that the fair market value of the

Class A Shares as of December 31, 2011 was $189.90 (the “estimated FMV”). With respect to the Class B shares held by Messrs. McGlade, McDonnell and Spector, Class B shares that are vested may be repurchased at any time during the two years following a resignation at the Class B repurchase price defined in the 2008 Share Plan on the date of termination. For purposes of this table, the Class B repurchase price on December 31, 2011 was assumed to be $89.90 (the “Class B Repurchase Price”). With respect to vested options held by Messrs. McGlade, McDonnell and Spector, they may be repurchased at the estimated FMV less the exercise price, or $89.90 per option, upon voluntary resignation.
(5)	Rollover Shares that are vested may be repurchased at any time following a resignation at a price per share equal to the lesser of the fair market value of such share on (i) the date of resignation or (ii) February 4, 2008 ($100). The assumed fair market value of the Class A Shares as of December 31, 2011 was $189.90. Accordingly, the value assumes a repurchase of vested Rollover Shares for $100.00 per share. Class B Time-Vesting Shares that are vested may be repurchased at any time following termination at a price per share equal to the lesser of the Class B repurchase price at May 6, 2009 or the Class B Repurchase Price. Accordingly, because the Class B repurchase price at grant date was $0, no value has been given to any vested Class B shares, other than par value at $0.01 per share. With respect to vested options held by Messrs. Spengler and Guillemin, they may be repurchased at $0 upon voluntary resignation.
(6)	For resignation with good reason or involuntary termination without cause, vested Rollover Shares may be repurchased at any time during the two years following the termination at a price per share equal to the estimated FMV of the share on the date of termination. Accordingly, the value assumes all vested Rollover Shares are repurchased by Intelsat Global at $189.90 per share. The equity award agreements for Messrs. McGlade and Spector also provide that in the event of a change of control or initial public offering within six months after the termination of employment where the share value exceeds $189.90, the executive is entitled to an additional payment equal to the number of vested shares times the excess of the higher share value over $189.90. Class B Shares that are vested may be repurchased at any time during the two-year period following termination at a price per share equal to Class B Repurchase Price. For Messrs. McGlade, McDonnell, Spector, Spengler and Guillemin, options may be repurchased at the FMV of $89.90 per share for involuntary termination without cause or resignation with good reason.
(7)	Following a change in control, vested Rollover Shares may be repurchased at any time during the two years following the termination at a price per share equal to the fair market value on the date of termination. This value is based on the estimated FMV of $189.90 share. All unvested Class B Time-Vesting Shares immediately vest upon a change of control. Class B Performance Shares vest if performance criteria are met within six months from the date of the change in control. The value shown reflects 100% vesting on all Class B Time-Vesting and Performance Shares and assumes that the shares are repurchased at a Class B Repurchase Price. With respect to unvested options, vesting only occurs upon a change in control if the performance criteria related to the investment return are achieved by certain principal shareholders. If all investment return objectives are met at the highest levels thus causing 100% of the Annual Performance and Exit Performance Options to vest, additional amounts would be payable to Messrs. McGlade, McDonnell, Spector, Spengler and Guillemin in the amounts of $18,463,153, $5,439,849, $4,662,694, $2,734,758 and $1,777,593, respectively.
(8)	For Messrs. McGlade, McDonnell and Spector, all Class B Time-Vesting Shares become immediately vested upon the termination of the executive’s employment due to death or disability. Messrs. Spengler and Guillemin do not receive accelerated vesting upon death or disability. This value reflects a repurchase of vested Rollover Shares at $189.90 per share and a repurchase of vested Class B Shares at the Class B Repurchase Price. For Messrs. McGlade, McDonnell, Spector, Spengler and Guillemin, vested options may be repurchased at the FMV of $89.90 per share.
(9)	Upon a termination for cause, with respect to Messrs. McGlade and Spector, any vested Rollover Shares are repurchased at the paid-in-capital price of $100 per share, and with respect to Messrs. Spengler and Guillemin, any vested Rollover Shares are repurchased at par value ($0.01). Vested Class B Shares for all NEOs are also repurchased at par value ($0.01). All options are forfeited upon a termination for cause for Messrs. McGlade, McDonnell, Spector, Spengler and Guillemin.
(10)	Any unvested shares are forfeited upon termination of employment, but must be repurchased at the par value of the shares ($0.01) and returned to the corporate treasury.
(11)	The McGlade and Spector Employment Agreements provide for Messrs. McGlade and Spector to receive retiree medical benefits for the executive and his spouse upon termination of employment. This represents the present value of Intelsat’s net premium cost, using the same actuarial methods and assumptions used in connection with other post-retirement obligations as further described in Note 5 to the consolidated financial statements. For 2011, our present value of accumulated benefits assumes that the annual employer cost cap applicable to non-settlement retirees in the Intelsat Postretirement Medical Plan applies. The value also assumes immediate retirement on December 31, 2011 and that each executive and each spouse lives to age 80.
(12)	Reflects the cost of executive outplacement services.

Director Compensation

We do not compensate our directors for their service on the board of directors or any committee of the board of directors. Non-executive members of the board are reimbursed for travel and other out-of-pocket expenses related to their board service pursuant to a monitoring fee agreement entered into with certain principal shareholders on February 4, 2008. For more information regarding the monitoring fee agreement, see Item 13—Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Transactions—Monitoring Fee Agreements and Transaction Fees. Mr. Raymond Svider, Co-Chairman of BC Partners, Intelsat’s majority shareholder, is currently and has been since May 1, 2008, the Chairman of our Board of Directors.

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

The percentage of beneficial ownership set forth below is based on approximately 14,909,421.47 Intelsat Global Class A common shares and 848,321.00 Class B common shares issued and outstanding as of February 27, 2012. All Class A common and Class B common shares listed in the table below are entitled to one vote per share, unless otherwise indicated in the notes thereto. Unless otherwise indicated, the address of each person named in the table below is c/o Intelsat Global S.A., 4, rue Albert Borschette, L-1246 Luxembourg.

Name of Beneficial Owner:	Number of Class A Common Shares Beneficially Owned(1)	% of Class A Common Shares Beneficially Owned(1)	Number of Class B Common Shares Beneficially Owned(1)	% of Class B Common Shares Beneficially Owned(1)	Number of All Voting Shares Beneficially Owned(1)	% of All Voting Shares Beneficially Owned(1)
Funds advised by BC Partners(2)	11,330,000.04	76.0%	—	—	11,330,000.04	71.9%
Funds advised by Silver Lake Partners(3)	2,489,976.25	16.7%	—	—	2,489,976.25	15.8%
David McGlade(4)	304,449.12	2.0%	319,472.00	37.7%	623,921.12	4.0%
Phillip Spector(5)	101,691.21	*	80,679.00	9.5%	182,370.21	1.2%
Michael McDonnell(6)	*	*	80,679.00	9.5%	*	*
Stephen Spengler(7)	*	*	47,320.00	5.6%	*	*
Thierry Guillemin(8)	*	*	30,758.00	3.6%	*	*
Directors and Executive Officers as a Group (12 persons)(9)	14,262,029.50	95.7%	558,908.00	65.9%	14,820,937.50	94.1%

*	Represents beneficial ownership of less than one percent of common shares outstanding.
(1)	The amounts and percentages of Intelsat Global’s common shares beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within sixty days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has an economic interest.
(2)	Represents shares held by BC European Capital VIII funds, BC European Capital—Intelsat Co-Investment and Intelsat Co-Investment 1 and BC European Capital—Intelsat Syndication L.P.
(3)	Represents shares held by Silver Lake Partners III, L.P. and Silver Lake Technology Investors III, L.P.
(4)	Includes shares held by The David P. McGlade 2009 GRAT dated May 12, 2009, The David P. McGlade 2010 GRAT dated August 24, 2010, The David P. McGlade 2011 GRAT dated August 25, 2011 and McGlade Investments II, LLC. Mr. McGlade exercises voting power over these shaers Mr. McGlade also holds options entitling him to purchase 45,638.67 Class A common shares within sixty days of February 27,2012. A portion of these shares and options is subject to vesting and other restrictions described in Item 11—Executive Compensation—Compensation Discussion and Analysis.

(5)	Includes shares held by The Phillip L. Spector Trust U/A dated 12/21/07, The Phillip L. Spector 2007 Family Trust, The Phillip L. Spector GRAT#2, The Phillip L. Spector GRAT#3, The Adam L. Spector 2011 Descendants Trust U/A dated September 30, 2011 and The David L. Spector 2011 Descendants Trust U/A dated September 30, 2011. Mr. Spector exercises voting power over these shares. Mr. Spector also holds options entitling him to purchase 11,525.67 Class A commons shares within sixty days of February 27, 2012. A portion of these shares and options is subject to vesting and other restrictions described in Item 11—Executive Compensation—Compensation Discussion and Analysis.
(6)	Includes shares held by The McDonnell 2010 GRAT and The McDonnell 2011 GRAT, over which Mr. McDonnell exercises voting power. Mr. McDonnell also holds options entitling him to purchase 2,881.00 Class A common shares within sixty days of February 27, 2012. A portion of these shares and options is subject to vesting and other restrictions as described in Item 11—Executive Compensation—Compensation Discussion & Analysis.
(7)	Mr. Spengler exercises voting power over 16,237.41 Class A common shares and 47,320.00 Class B common shares, and holds options entitling him to purchase 6,760.00 Class A common shares within sixty days of February 27, 2012. A portion of these shares and options is subject to vesting and other restrictions as described in Item 11—Executive Compensation—Compensation Discussion and Analysis. Mr. Spengler’s business address is 3400 International Drive, N.W., Washington, D.C. 20008.
(8)	Mr. Guillemin exercises voting power over 3,044.47 Class A common shares and 30,758.00 Class B common shares, and holds options entitling him to purchase 4,394.00 Class A common shares within 60 days of February 27, 2012. A portion of these shares and options is subject to vesting and other restrictions as described in Item 11—Executive Compensation—Compensation Discussion and Analysis. Mr. Guillemin’s business address is 3400 International Drive, N.W., Washington, D.C. 20008.
(9)	Directors and executive officers as a group hold 368,257.87 Class A common shares, 558,908.00 Class B common shares and options and share-based compensation arrangements entitling them to purchase 73,795 Class A common shares that are exercisable within sixty days of February 27, 2012 under applicable vesting schedules.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Related Party Transactions

Monitoring Fee Agreements and Transaction Fees

In connection with the closing of the New Sponsors Acquisition Transactions, Intelsat Bermuda, now known as Intelsat Luxembourg, entered into a monitoring fee agreement (the “2008 MFA”) with the New Sponsors, or affiliates of, or entities advised by, designated by or associated with the New Sponsors, as the case may be (collectively, the “2008 MFA parties”), pursuant to which the 2008 MFA parties provide certain monitoring, advisory and consulting services to Intelsat Luxembourg. Pursuant to the 2008 MFA, an annual fee equal to the greater of $6.25 million and 1.25% of adjusted EBITDA (as defined in the Senior Bridge Loan Credit Agreement) is paid to the 2008 MFA parties, and Intelsat Luxembourg reimburses the 2008 MFA parties for their out-of-pocket expenses. Intelsat Luxembourg also agreed to indemnify the 2008 MFA parties and their directors, officers, employees, agents and representatives for losses relating to the services contemplated by the 2008 MFA and the engagement of the 2008 MFA parties pursuant to, and the performance by them of the services contemplated by, the 2008 MFA. We recorded expenses for services associated with the 2008 MFA of $24.9 million during the year ended December 31, 2011.

Resale of Intelsat Luxembourg Notes

In April 2011, entities associated with Silver Lake Partners sold all of the $190.9 million aggregate principal amount of the Intelsat Luxembourg Senior Notes due 2017 and $854 million aggregate principal amount of the 2017 PIK Notes that they had purchased in 2008. We did not receive any proceeds from the resale of such notes.

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

Audit Fees

Our audit fees for 2010 and 2011 were $2.3 million and $2.3 million, respectively.

Audit-Related Fees

Our audit-related fees for 2010 and 2011 were $0.2 million and $0.5 million, respectively. Our audit-related fees for 2011 included fees primarily related to various SEC registration statements.

Tax Fees

Our tax fees paid to our principal accountants for 2010 and 2011 were $30,000 and $162,000, respectively. Our tax fees for 2011 included state and local planning fees primarily related to the 2011 Reorganization and 2011 Refinancing.

All Other Fees

All other fees paid to our principal accountants for 2011 were $77,000 and none for 2010. Our other fees for 2011 included IT attestation of security controls.

Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC requirements regarding auditor independence, the audit committee has adopted a policy to pre-approve services to be provided by our independent registered public accounting firm prior to commencement of the specified service. The requests for pre-approval are submitted to the audit committee, or a designated member of the audit committee, by our Chief Financial Officer or Controller, and the audit committee chairman executes engagement letters from our independent registered public accounting firm following approval by audit committee members, or the designated member of the audit committee. All services performed by KPMG LLP during 2011 were pre-approved by the audit committee.

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

Date: March 1, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID MCGLADE	Chief Executive Officer, Deputy Chairman and Director (Principal Executive Officer)	March 1, 2012
David McGlade

/S/ MICHAEL MCDONNELL	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2012
Michael McDonnell

/S/ LINDA BARTLETT	Senior Vice President and Controller, Intelsat Corporation (Principal Accounting Officer)	March 1, 2012
Linda Bartlett

/S/ RAYMOND SVIDER	Chairman and Director	March 1, 2012
Raymond Svider

/S/ JUSTIN BATEMAN	Director	March 1, 2012
Justin Bateman

/S/ EGON DURBAN	Director	March 1, 2012
Egon Durban

/S/ SIMON PATTERSON	Director	March 1, 2012
Simon Patterson

/S/ DENIS VILLAFRANCA	Director	March 1, 2012
Denis Villafranca

Intelsat S.A.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelsat S.A. and subsidiaries as of December 31, 2010 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

McLean, Virginia
March 1, 2012

INTELSAT S.A.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31, 2010	As of December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents, net of restricted cash	$692,930	$294,700
Restricted cash	—	94,131
Receivables, net of allowance of $21,748 in 2010 and $20,830 in 2011	250,351	331,371
Deferred income taxes	24,090	26,058
Prepaid expenses and other current assets	31,817	42,934

Total current assets	999,188	789,194
Satellites and other property and equipment, net	5,997,283	6,142,731
Goodwill	6,780,827	6,780,827
Non-amortizable intangible assets	2,458,100	2,458,100
Amortizable intangible assets, net	848,318	742,868
Other assets	508,651	447,686

Total assets	$17,592,367	$17,361,406

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$140,984	$143,097
Taxes payable	2,342	11,764
Employee related liabilities	35,217	43,315
Accrued interest payable	403,446	359,336
Current portion of long-term debt	94,723	164,818
Deferred satellite performance incentives	16,693	17,715
Deferred revenue	79,845	64,609
Other current liabilities	67,584	76,460

Total current liabilities	840,834	881,114
Long-term debt, net of current portion	15,821,902	15,837,512
Deferred satellite performance incentives, net of current portion	132,884	113,974
Deferred revenue, net of current portion	407,103	724,413
Deferred income taxes	484,076	265,181
Accrued retirement benefits	257,455	305,902
Other long-term liabilities	326,531	322,735
Redeemable noncontrolling interest	18,621	3,024
Commitments and contingencies (Notes 13 and 14)

Shareholder’s deficit:
Ordinary shares, $1.00 par value, 100,000,000 shares authorized and 5,000,000 shares issued and outstanding at December 31, 2010 and December 31, 2011, respectively	5,000	5,000
Paid-in capital	1,548,380	1,571,855
Accumulated deficit	(2,175,814)	(2,608,702)
Accumulated other comprehensive loss	(76,507)	(111,528)

Total Intelsat S.A. shareholder’s deficit	(698,941)	(1,143,375)
Noncontrolling interest	1,902	50,926

Total liabilities and shareholder’s deficit	$17,592,367	$17,361,406

See accompanying notes to consolidated financial statements.

INTELSAT S.A.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011
Revenue	$2,513,039	$2,544,652	$2,588,426

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	401,826	413,400	417,179
Selling, general and administrative	259,944	220,207	208,189
Depreciation and amortization	804,037	798,817	769,440
Impairment of asset value	499,100	110,625	—
Losses on derivative financial instruments	2,681	89,509	24,635

Total operating expenses	1,967,588	1,632,558	1,419,443

Income from operations	545,451	912,094	1,168,983
Interest expense, net	1,362,823	1,379,019	1,309,484
Gain (loss) on early extinguishment of debt	4,697	(76,849)	(326,183)

Earnings (loss) from previously unconsolidated affiliates	517	503	(24,658)
Other income, net	41,496	9,124	1,955

Loss before income taxes	(770,662)	(534,147)	(489,387)
Provision for (benefit from) income taxes	11,399	(26,378)	(55,393)

Net loss	(782,061)	(507,769)	(433,994)
Net loss attributable to noncontrolling interest	369	2,317	1,106

Net loss attributable to Intelsat S.A.	$(781,692)	$(505,452)	$(432,888)

See accompanying notes to consolidated financial statements.

INTELSAT S.A.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

(in thousands, except share amounts)

	Ordinary		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Intelsat S.A. Shareholder’s Equity (Deficit)	Noncontrolling Interest	Total Comprehensive Loss

	Shares	Amount
Balance at January 1, 2009	12,000	$12	$1,461,006	$(886,306)	$(70,365)	$504,347	$—
Net loss for the year ended December 31, 2009	—	—	—	(781,692)	—	(781,692)	—	$(781,692)
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—	(369)
Liabilities assumed by parent and other contributed capital	—	—	56,965	—	—	56,965	—
Change of Domicile:
Recapitalization of common shares	4,988,000	4,988	—	—	—	4,988	—
Contribution surplus	—	—	7,012	—	—	7,012	—
Mark to market valuation adjustment for redeemable noncontrolling interest	—	—	(4,367)	—	—	(4,367)	—

Postretirement/pension liability adjustment, net of tax of $0.3 million	—	—	—	—	(250)	(250)	—	(250)
Other comprehensive income, net of tax of ($0.5) million	—	—	—	—	2,234	2,234	—	2,234

Total comprehensive loss								$(780,077)

Balance, December 31, 2009	5,000,000	$5,000	$1,520,616	$(1,667,998)	$(68,381)	$(210,763)	$—

Net loss for the year ended December 31, 2010	—	—	—	(505,452)	—	(505,452)	(19)	$(505,471)
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—	(2,298)
Liabilities assumed by parent and other contributed capital	—	—	38,672	—	—	38,672	—
Consolidation of WP Com (1)	—	—	—	(2,364)	1,846	(518)	1,921
Mark to market valuation adjustment for redeemable noncontrolling interest	—	—	(10,908)	—	—	(10,908)	—

Postretirement/pension liability adjustment, net of tax of $6.2 million	—	—	—	—	(9,579)	(9,579)	—	(9,579)
Other comprehensive income, net of tax of $0.3 million	—	—	—	—	(393)	(393)	—	(393)

Total comprehensive loss								$(517,741)

Balance, December 31, 2010	5,000,000	$5,000	$1,548,380	$(2,175,814)	$(76,507)	$(698,941)	$1,902

Net loss for the year ended December 31, 2011	—	—	—	(432,888)	—	(432,888)	1,136	$(431,752)
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—	(2,242)
Liabilities assumed by parent and other contributed capital	—	—	8,385	—	—	8,385	—
Consolidation of Horizons Holdings (1)	—	—	—	—	—	—	49,263
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(1,375)
Mark to market valuation adjustment for redeemable noncontrolling interest	—	—	15,090	—	—	15,090	—

Postretirement/pension liability adjustment, net of tax of $27.7 million	—	—	—	—	(35,080)	(35,080)	—	(35,080)
Other comprehensive income, net of tax of $0.1 million	—	—	—	—	59	59	—	59

Total comprehensive loss								$(469,015)

Balance, December 31, 2011	5,000,000	$5,000	$1,571,855	$(2,608,702)	$(111,528)	$(1,143,375)	$50,926

(1)	See Note 8—Investments for further discussion of the consolidation of WP Com and Horizons Holdings, respectively.

See accompanying notes to consolidated financial statements.

INTELSAT S.A.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011
Cash flows from operating activities:
Net loss	$(782,061)	$(507,769)	$(433,994)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	804,037	798,817	769,440
Impairment of asset value	499,100	110,625	—
Provision for doubtful accounts	3,387	7,839	5,129
Foreign currency transaction gain	(7,798)	(1,057)	(1,375)
Loss on disposal of assets	2,709	354	846
Share-based compensation expense	56,965	20,673	8,385
Deferred income taxes	(43,258)	(45,223)	(72,866)
Amortization of discount, premium, issuance costs and other non-cash items	125,337	97,174	62,855
Interest paid-in-kind	298,030	244,859	27,291
(Gain) loss on early extinguishment of debt	(5,180)	73,988	326,183
(Earnings) loss from previously unconsolidated affiliates	(517)	(503)	24,658
Gain on sale of investment	(27,333)	(1,261)	—
Unrealized (gains) losses on derivative financial instruments	(83,953)	22,225	(54,663)
Other non-cash items	547	3,469	6,851
Changes in operating assets and liabilities
Receivables	5,008	34,846	(40,038)
Prepaid expenses and other assets	20,071	(36,827)	(8,870)
Accounts payable and accrued liabilities:	(53,107)	60,337	20,632
Deferred revenue	63,914	171,954	296,414
Accrued retirement benefits	4,860	(1,437)	(20,693)
Other long-term liabilities	(7,102)	(34,865)	(125)

Net cash provided by operating activities	873,656	1,018,218	916,060

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(943,133)	(982,127)	(844,688)
Proceeds from sale of other property and equipment	686	—	—
Proceeds from sale of investment	—	28,594	—
Capital contributions to previously unconsolidated affiliates	(12,210)	(12,209)	(12,209)
Loan to affiliated party	—	—	(10,000)
Other investing activities	7,562	11,128	16,466

Net cash used in investing activities	(947,095)	(954,614)	(850,431)

Cash flows from financing activities:
Repayments of long-term debt	(823,309)	(801,785)	(6,331,144)
Loan proceeds repaid to Intelsat Holdings	(34,000)	—	—
Proceeds from issuance of long-term debt	961,917	1,025,565	6,119,425
Capital contribution from parent	12,000	18,000	—
Debt issuance costs	(17,522)	(32,376)	(70,091)
Payment of premium on early retirement of debt	—	(44,613)	(171,047)
Noncontrolling interest in New Dawn	377	1,128	1,734
Principal payments on deferred satellite performance incentives	(24,603)	(15,030)	(14,111)
Principal payments on capital lease obligations	(1,859)	(191)	—

Net cash provided by (used in) financing activities	73,001	150,698	(465,234)

Effect of exchange rate changes on cash and cash equivalents	7,798	1,057	1,375

Net change in cash and cash equivalents	7,360	215,359	(398,230)
Cash and cash equivalents, beginning of period	470,211	477,571	692,930

Cash and cash equivalents, end of period	$477,571	$692,930	$294,700

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$978,515	$954,111	$1,196,416
Income taxes paid, net of refunds	52,070	33,023	16,143
Supplemental disclosure of non-cash investing activities:
Capitalization of deferred satellite performance incentives	$16,705	$18,720	$—
Accrued capital expenditures	78,151	71,219	86,069
Restricted cash received	—	—	94,131

See accompanying notes to consolidated financial statements.

INTELSAT S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Background of Company

Intelsat S.A. (“Intelsat,” “we,” “us” or “our”) provides satellite communications services worldwide through a global communications network of 52 satellites in orbit as of December 31, 2011 and ground facilities related to satellite operations and control, and teleport services.

The International Telecommunications Satellite Organization “INTELSAT” (the “IGO”) was established on an interim basis in 1964. The IGO was formally established on February 12, 1973 in accordance with the provisions of an intergovernmental agreement (the “INTELSAT Agreement”) and an operating agreement (the “Operating Agreement”). The parties to the INTELSAT Agreement were the IGO’s 148 member countries. Substantially all of the IGO’s assets, liabilities, rights, obligations and operations were transferred to Intelsat, Ltd. and its wholly-owned subsidiaries on July 18, 2001 in a transaction referred to as the privatization. The IGO’s shareholders received shares in Intelsat, Ltd., a company originally organized under the laws of Bermuda, in proportion to their ownership in the IGO on the privatization date, and became holders of 100% of the outstanding ordinary shares of Intelsat.

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

On February 4, 2008, Serafina Acquisition Limited (“Serafina”) completed its acquisition of 100% of the equity ownership of Intelsat Holdings for total cash consideration of approximately $5.0 billion, pursuant to a Share Purchase Agreement, dated as of June 19, 2007 (the “BC Share Purchase Agreement”), among Serafina, Intelsat Holdings, certain shareholders of Intelsat Holdings and Serafina Holdings Limited (“Serafina Holdings”), the direct parent of Serafina. This transaction is referred to as the New Sponsors Acquisition.

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

The accompanying consolidated financial statements include the accounts of Intelsat, its wholly-owned subsidiaries, variable interest entities (“VIE”) of which we are the primary beneficiary and a joint venture with Convergence SPV, Ltd. (“Convergence Partners”) named New Dawn Satellite Company Ltd. (“New Dawn”), in which we have a 74.9% interest. We are the primary beneficiary of two VIEs, as more fully described in Note 8—Investments, and accordingly, we include in our consolidated financial statements the assets and liabilities and results of operations of those entities, even though we may not own a majority voting interest. We use the equity method to account for our investments in entities where we exercise significant influence over operating and financial policies but do not control under either the voting interest model (generally 20% to 50% ownership interest) or the variable interest model. We have eliminated all significant intercompany accounts and transactions.

(b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and the disclosures of contingent liabilities. Accordingly, ultimate results could differ from those estimates.

(c)	Revenue Recognition

We earn revenue from providing satellite services and managed services to customers. We enter into contracts with customers to provide satellite transponders and transponder capacity and, in certain cases, earth stations and teleport facilities, for periods typically ranging from one year to the life of the satellite. Our revenue recognition policies are as follows:

Satellite Utilization Charges. We generally recognize revenues on a straight-line basis over the term of the related customer contract unless collectability is not reasonably assured. Revenues from occasional use services are recognized as the services are performed. We have certain obligations, including providing spare or substitute capacity if available, in the event of satellite service failure under certain long-term agreements. We generally are not obligated to refund satellite utilization payments previously made.

Satellite Related Consulting and Technical Services. We recognize revenue from the provision of consulting services on a monthly basis as those services are performed. We recognize revenue for consulting services with specific deliverables, such as Transfer Orbit Support Services or training programs, upon the completion of those services.

Tracking, Telemetry and Commanding (“TT&C”). We earn TT&C services revenue from providing operational services to other satellite owners and from certain customers on our satellites. TT&C agreements entered into in connection with our satellite utilization contracts are typically for the period of the related service agreement. We recognize this revenue ratably over the term of the service agreement.

In-Orbit Backup Services. We provide back-up transponder capacity that is held on reserve for certain customers on agreed-upon terms. We recognize revenues for in-orbit protection services ratably over the term of the related agreement.

Revenue Share Arrangements. We recognize revenues under revenue share agreements for satellite-related services either on a gross or net basis in accordance with the principal versus agent considerations topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) (the “Codification”) which provides guidance and clarifies when an entity should report revenue gross as a principal versus net as an agent, depending on the nature of the specific contractual relationship.

Construction Program Management. Construction program management arrangements that extend beyond one year are accounted for in accordance with the Construction-Type and Production-Type Contracts topic of the Codification. We generally account for long-term, fixed price, development and production contracts under the percentage of completion method. We measure progress towards contract completion using the cost-to-cost method.

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

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which amended FASB ASC Topic 605-25 to eliminate the requirements for undelivered elements in an arrangement to have vendor-specific objective evidence or third-party evidence before an entity can recognize the portion of revenue that is attributable to items already delivered. Effective January 1, 2010, we elected to early adopt ASU 2009-13 prospectively for revenue arrangements entered into or materially modified beginning in the first quarter of 2010. Under the revised guidance, we allocate revenue for transactions or collaborations that include multiple elements to each unit of accounting based on its relative selling price, and recognize revenue for each unit of accounting when the applicable revenue recognition criteria have been met.

(d)	Fair Value Measurements

We estimate the fair value of our financial instruments using available market information and valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these financial instruments.

FASB ASC Topic 820, Fair Value Measurements and Disclosure (“FASB ASC 820”) defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. FASB ASC 820 establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date. We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.

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

(e)	Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less, which are generally time deposits with banks and money market funds. The carrying amount of these investments approximates market value.

Restricted cash consists of insurance proceeds received in connection with the Intelsat New Dawn anomaly (see Note 7(c)—Satellite Health—2011 Anomalies). The New Dawn debt agreements provide that the cash be held in a separate account and be used to repay New Dawn debt and a portion of the associated interest rate swaps.

(f)	Receivables, Allowances for Doubtful Accounts and Concentration of Credit Risk

We provide satellite services and extend credit to numerous customers in the satellite communication, telecommunications and video markets. We monitor our exposure to credit losses and maintain allowances for doubtful accounts and anticipated losses. We believe we have adequate customer collateral and reserves to cover our exposure. If we determine that the collection of payments for satellite utilization or managed services is not reasonably assured at the time the service is provided, we defer recognition of the revenue until we believe collection is reasonably assured or the payment is received.

(g)	Satellites and Other Property and Equipment

Satellites and other property and equipment are stated at historical cost, or in the case of certain satellites acquired, the fair value at the date of acquisition. Capitalized costs consist primarily of the costs of satellite construction and launch, including launch insurance and insurance during the period of in-orbit testing, the net present value of performance incentives expected to be payable to the satellite manufacturers (dependent on the continued satisfactory performance of the satellites), costs directly associated with the monitoring and support of satellite construction, and interest costs incurred during the period of satellite construction.

We depreciate satellites and other property and equipment on a straight-line basis over the following estimated useful lives:

Years
Buildings and improvements	10 - 40
Satellites and related costs	11 - 17
Ground segment equipment and software	4 - 15
Furniture and fixtures and computer hardware	4 - 12
Leasehold improvements (1)	2 - 12

(1)	Leasehold improvements are depreciated over the shorter of the useful life of the improvement or the remaining lease term.

(h)	Other Assets

Other assets consist of investments in certain equity securities, unamortized debt issuance costs, long-term deposits, long-term receivables and other miscellaneous deferred charges and long-term assets. Debt issuance costs represent our costs incurred to secure debt financing, which are amortized to interest expense using the effective interest method over the life of the related indebtedness.

(i)	Business Combinations

We account for business combinations under the acquisition method. We recognize the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date at their fair values as of that date. Any excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired is recognized as goodwill.

(j)	Goodwill and Other Intangible Assets

Goodwill. We account for goodwill and other intangible assets in accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other (“FASB ASC 350”). Goodwill represents the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of identifiable net assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives are not amortized but are tested on an annual basis for impairment during the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The impairment test compares the reporting unit’s carrying value to its fair value and, when appropriate, the carrying value of goodwill is reduced to fair value. See Note 9—Goodwill and Other Intangible Assets.

Other Intangible Assets. Intangible assets arising from business combinations are initially recorded at fair value. We record other intangible assets at cost. We amortize intangible assets with determinable lives (consisting of backlog, customer relationships, and technologies) based on the expected pattern of consumption. We review these intangible assets for impairment whenever facts and circumstances indicate that the carrying amounts may not be recoverable. See Note 9—Goodwill and Other Intangible Assets.

(k)	Impairment of Long-Lived Assets

We review long-lived assets, including property and equipment and acquired intangible assets with estimable useful lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. These indicators of impairment can include, but are not limited to, the following:

•	satellite anomalies, such as a partial or full loss of power;

•	under-performance of an asset compared to expectations; and

•	shortened useful lives due to changes in the way an asset is used or expected to be used.

The recoverability of an asset to be held and used is determined by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, we record an impairment charge in the amount by which the carrying amount of the asset exceeds its fair value, which we determine by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique.

(l)	Income Taxes

We account for income taxes in accordance with FASB ASC Topic 740—Income Taxes (“FASB ASC 740”). We are subject to income taxes in the United States as well as a number of other foreign jurisdictions. Significant judgment is required in the calculation of our tax provision and the resultant tax liabilities and in the recoverability of our deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense and net operating loss and credit carryforwards.

We assess the likelihood that our deferred tax assets can be recovered. A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax asset will not be realized. We evaluate the recoverability of our deferred tax assets based in part on the existence of deferred tax liabilities that can be used to realize the deferred tax assets.

During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. We evaluate our tax positions to determine if it is more likely than not that a tax position is sustainable, based solely on its technical merits and presuming the taxing authorities have full knowledge of the position and access to all relevant facts and information. When a tax position does not meet the more likely than not standard, we record a liability for the entire amount of the unrecognized tax benefit. Additionally, for those tax positions that are determined more likely than not to be sustainable, we measure the tax position at the largest amount of benefit more likely than not (determined by cumulative probability) to be realized upon settlement with the taxing authority.

(m)	Foreign Currency Translation

Our functional currency is the U.S. dollar, since substantially all customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, we do not believe that we are exposed to material currency exchange risk. Transactions not denominated in U.S. dollars have been translated using the spot rates of exchange at the dates of the transactions. We recognize differences on exchange arising on the settlement of the transactions denominated in currencies other than the U.S. dollar in the consolidated statement of operations.

(n)	Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholder’s equity that, under U.S. GAAP, are excluded from net income. Such items consist primarily of the change in the market value of available-for-sale securities and minimum pension liability adjustments.

(o)	Share-Based Compensation

Compensation cost is recognized based on the requirements of FASB ASC Topic 718, Compensation—Stock Compensation, for all share-based awards granted. For share-based awards recognized as liability awards, we record compensation cost based on the fair value of such awards.

Because our equity is privately held, we are required to estimate its fair market value at each reporting period in order to properly record stock compensation expense. The determination of such fair market value requires considerable judgment. We estimate the fair market value using a combination of the income and market approaches, and we allocate a 50% weighting to each approach.

The income approach quantifies the future cash flows that we expect to achieve consistent with our annual business plan and forecasting processes. These future cash flows are discounted to their net present values using an estimated rate corresponding to a weighted average cost of capital. Our forecasted cash flows are subject to uncontrollable and unforeseen events that could positively or negatively impact economic and business conditions. The estimated weighted average cost of capital includes assumptions and estimates based upon interest rates, expected rates of return, and other risk factors that consider both historic data and expected future returns for comparable investments.

The market approach estimates fair value by applying trading multiples of enterprise value to EBITDA based on observed publicly traded comparable companies.

(p)	Deferred Satellite Performance Incentives

The cost of satellite construction includes an element of deferred consideration that we are obligated to pay to satellite manufacturers over the lives of the satellites, provided the satellites continue to operate in accordance with contractual specifications. Historically, the satellite manufacturers have earned substantially all of these payments. Therefore, we account for these payments as deferred financing. We capitalize the present value of these payments as part of the cost of the satellites and record a corresponding liability to the satellite manufacturers. Interest expense is recognized on the deferred financing and the liability is accreted over time and reduced as the payments are made.

(q)	Derivative Instruments

We hold interest rate swaps, each of which were undesignated as of December 31, 2011. The swaps are marked-to-market quarterly with any change in fair value recorded as gains or losses on derivative financial instruments in our consolidated statements of operations.

We accounted for a contingent put option embedded within Intelsat Sub Holdco’s 8  7/8% Senior Notes due 2015, Series B (the “2015 Intelsat Sub Holdco Notes, Series B”) under FASB ASC Topic 815, Derivatives and Hedging (“FASB ASC 815”), bifurcating the put option from the debt host instrument and classifying it as a derivative instrument. We estimated the fair value of the embedded derivative on the issuance date and subsequently revalued the derivative at the end of each reporting period, recognizing any change in fair value through earnings. As of May 5, 2011, we redeemed the entire $400 million aggregate principal amount outstanding of the 2015 Intelsat Sub Holdco Notes, Series B (see Note 10—Long Term Debt—2011 Intelsat Jackson Notes Offering, Tender Offers and Additional Redemptions). Therefore, we derecognized the embedded derivative liability, and the value at December 31, 2011 was $0.

(r)	Redeemable Noncontrolling Interest in Subsidiary

New Dawn is a majority owned subsidiary of ours that is a joint venture investment with Convergence Partners. Convergence Partners has the ability to require Intelsat to buy its ownership interest at fair value subsequent to the operations of New Dawn’s assets for a period of time defined in the New Dawn Project Agreement. In accordance with the guidance provided in FASB ASC Topic 480, Distinguishing Liabilities from Equity (“FASB ASC 480”), regarding the classification and measurement of redeemable securities, we mark to market the fair value of the noncontrolling interest in New Dawn at each reporting period. Any changes in fair value are reflected as an adjustment to paid-in capital. We classify redeemable noncontrolling interest as mezzanine equity in the accompanying consolidated balance sheets.

(s)	Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. The reclassifications had no effect on previously reported results of operations, cash flows or retained earnings.

(t)	New Accounting Pronouncements

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

In June, 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). Beginning in the first quarter of 2012, ASU 2011-05 eliminates the option that currently allows us to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. Starting in 2012, these items must be presented either in a single continuous statement or in two separate but consecutive statements. ASU 2011-05 does not change whether items are reported in net income or in other comprehensive income and does not change whether and when items of other comprehensive income are reclassified to net income. If there are material components of other comprehensive income, we will follow the guidance in ASU 2011-05 starting in 2012.

Note 3	Fair Value Measurements

We have identified investments in marketable securities, interest rate financial derivative instruments, embedded derivative instruments and a redeemable noncontrolling interest that meet the criteria of the disclosure requirements and fair value framework of FASB ASC 820.

The following tables present assets and liabilities measured and recorded at fair value in our consolidated balance sheets on a recurring basis and their level within the fair value hierarchy (in thousands), excluding long-term debt (see Note 10—Long-Term Debt). We did not have transfers between Level 1 and Level 2 fair value measurements during the year ended December 31, 2011.

		Fair Value Measurements at December 31, 2010
	As of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities (1)	$5,949	$5,949	$—	$—

Total assets	$5,949	$5,949	$—	$—

Liabilities
Undesignated interest rate swaps (2)	$147,815	$—	$147,815	$—
Embedded derivative (3)	4,295	—	—	4,295
Redeemable noncontrolling interest (4)	18,621	—	—	18,621

Total liabilities	$170,731	$—	$147,815	$22,916

		Fair Value Measurements at December 31, 2011
	As of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities (1)	$5,418	$5,418	$—	$—

Total assets	$5,418	$5,418	$—	$—

Liabilities
Undesignated interest rate swaps (2)	$95,518	$—	$95,518	$—
Redeemable noncontrolling interest (4)	3,024	—	—	3,024

Total liabilities	$98,542	$—	$95,518	$3,024

(1)	The valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, we have classified such investments within Level 1 of the fair value hierarchy. The cost basis of our available-for-sale marketable securities was $6.3 million at December 31, 2010 and $5.9 million at December 31, 2011. We sold marketable securities with a cost basis of $0.4 million during the twelve months ended December 31, 2011 and recorded a gain on the sale of $0.1 million which was included within other income, net in our consolidated statement of operations.
(2)	The fair value of our interest rate financial derivative instruments reflects the estimated amounts that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and current creditworthiness of both the counterparties and ourselves. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments, if any, associated with our derivatives utilize Level 3 inputs, such as the estimates of the current credit spread, to evaluate the likelihood of default by us or our counterparties. We also considered the existence of offset provisions and other credit enhancements that serve to reduce the credit exposure associated with the asset or liability being valued. We have assessed the significance of the inputs of the credit valuation adjustments to the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
(3)	To value the contingent put option embedded within the 2015 Intelsat Sub Holdco Notes, Series B, we used a standard valuation technique utilizing inputs and assumptions which include the debt maturity date, issue price, coupon rate, change of control put price, and the estimated date of a change in control. We identified the inputs used to calculate the fair value as Level 3 inputs and concluded that the valuation in its entirety was classified in Level 3 of the fair value hierarchy.

(4)	We estimated the fair value of the redeemable noncontrolling interest in New Dawn using Level 3 inputs such as the discounted cash flows.

The following table presents the activity for those items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC 820 (in thousands):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Redeemable Noncontrolling Interest	Embedded Derivative	Total
Balance at December 31, 2009	$8,884	$14,600	$23,484
Contributions	1,128	—	1,128
Mark to market valuation adjustment	10,908	(10,305)	603
Net loss attributable to noncontrolling interest	(2,299)	—	(2,299)

Balance at December 31, 2010	18,621	4,295	22,916

Contributions	1,734	—	1,734
Mark to market valuation adjustment	(15,090)	(4,295)	(19,385)
Net loss attributable to noncontrolling interest	(2,241)	—	(2,241)

Balance at December 31, 2011	$3,024	$—	$3,024

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, such items are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as if there is evidence of impairment.

The fair value measurement of our Galaxy 15 satellite as of September 30, 2010, in conjunction with its related anomaly, was considered by us to be within Level 3 of the fair value hierarchy, as the most significant inputs were derived utilizing our internally prepared budgets and forecast information, which we believe a market participant would use in pricing such an asset. The estimated fair value was determined based on a probability-weighted discounted cash flow analysis, and was discounted at an appropriate weighted average cost of capital. During the second quarter of 2010, this long-lived asset was written down to a fair value of $35.0 million from its carrying value of $139.1 million, and continues to be depreciated. In accordance with the FASB ASC Topic 360, Property, Plant and Equipment (“FASB ASC 360”), regarding the impairment or disposal of long-lived assets, we recorded an impairment charge of $104.1 million, which was included in our consolidated statements of operations for the year ended December 31, 2010 (see Note 7—Satellites and Other Property and Equipment—Other Significant Anomalies).

Note 4	Share-Based and Other Compensation Plans

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

A total of 1,689,975 Common Shares may be issued under the 2008 Share Plan, provided, however, that no more than 946,386 Class B Shares may be issued under the 2008 Share Plan. Class A Shares may be issued pursuant to any type of award; however, Class B Shares may only be issued pursuant to restricted share awards. Additionally, 438,827 Class A Shares shall be available for issuance pursuant to the vesting and/or exercise of certain options and restricted share awards (the “Rollover Awards”) previously granted under the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”). To the extent that any award, other than the Rollover Awards, terminates, expires, or lapses for any reason, or is settled in cash without delivery of shares (or, in the case of restricted shares, without vesting) to the participant, then any shares subject to the award may be used again for new grants under the 2008 Share Plan. All equity based awards are for shares in our indirect parent, Intelsat Global, and therefore the costs related to these equity-based awards are reflected as capital contributions in the form of liabilities assumed by the parent in the accompanying statements of shareholder’s equity (deficit).

Because our equity is privately held, we estimate the fair market value of equity at each reporting period in order to properly record stock compensation expense. We estimate the fair market value using a combination of income and market approaches.

(i) Rollover Shares

In connection with the adoption of the 2008 Share Plan, 293,926 Class A Shares previously granted pursuant to the 2005 Share Plan, of which 228,976 Class A Shares had been awarded to certain executive officers (the “Rollover Executive Officers”) under employment agreements, became subject to new Class A restricted share agreements and the provisions of the 2008 Share Plan. Prior to 2011, these rollover shares were classified as a liability of Intelsat Global due to certain repurchase features in the 2008 Share Plan and the new Class A restricted share agreements. During 2011, in accordance with the terms of the agreements with the Rollover Executive Officers, the repurchase features expired. This change in repurchase features resulted in these awards being reclassified as equity awards during 2011. Rollover shares held by other awardees continue to be accounted for at fair value as liability awards due to the ongoing repurchase features. All of the rollover shares were vested at December 31, 2011.

For the years ended December 31, 2009 and 2010 we recorded compensation expense of $30.9 million and $10.4 million, respectively, related to the rollover shares. No compensation expense related to the rollover shares was recorded for the year ended December 31, 2011.

(ii) Rollover Options

On February 4, 2008, in connection with the New Sponsors Acquisition, certain unvested share-based compensation arrangements (“SCAs”) of Intelsat Holdings under the 2005 Share Plan were rolled over into new SCAs of Intelsat Global. In connection with the adoption of the 2008 Share Plan in May 2009, these SCAs of Intelsat Global became subject to new option agreements and the provisions of the 2008 Share Plan.

Holders of these options who terminate employment with Intelsat Global or its subsidiaries will forfeit any unvested options. Additionally, the option agreements have certain repurchase features which provide Intelsat Global, based on the reason for termination, with the right to repurchase any vested options, and any shares issued upon exercise of vested options, at a price equal to either the fair market value of the shares at resignation or $100.00 per share based on the reason for termination, less the applicable exercise price of $25.00 per share. Unless earlier terminated pursuant to the terms of the option agreements, the rollover options will expire on varying dates, the latest of which is January 17, 2017.

For the years ended December 31, 2009, 2010 and 2011, we recorded compensation expense of $12.1 million, $0.3 million and $0.4 million, respectively related to the rollover options. At December 31, 2011, vested rollover options had an aggregate intrinsic value of $10.6 million.

A summary of the changes in Intelsat Global’s rollover options outstanding during the year ended December 31, 2011 is set forth below:

	Options	Weighted average exercise price
Rollover options outstanding at December 31, 2010	147,247	$25.00
Cancelled and returned for cash	(6,009)	$25.00

Rollover options outstanding at December 31, 2011	141,238	$25.00

Rollover options exercisable at December 31, 2011	141,238	$25.00
(remaining average contractual term of approximately 5 years)

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

Prior to 2011, the Class B share grants to the Class B Executive Officers were classified as a liability of Intelsat Global due to certain repurchase features in the 2008 Share Plan and the applicable restricted share agreements. During 2011, in accordance with the terms of the agreements with the Class B Executive Officers, the repurchase features expired. This change in repurchase features resulted in these awards being reclassified as equity awards during 2011.

During the years ended December 31, 2009, 2010 and 2011, we recorded compensation expense of $13.5 million, $6.8 million and $4.6 million, respectively, based on the fair value of the Class B shares. At December 31, 2011, there was $5.4 million of unrecognized compensation cost associated with the Executive Officer Class B Time-Vesting Shares, which is expected to be recognized over the remaining vesting period of 2 years.

A summary of the changes in Intelsat Global’s restricted Class B Shares for the Class B Executive Officers during the year ended December 31, 2011 is set forth below:

	Shares	Grant date fair value per Share
Total non-vested Class B Shares at December 31, 2010	166,117	$10.73
Vested	(77,335)	$10.73

Total non-vested Class B Shares at December 31, 2011	88,782	$10.73

(remaining average contractual term of approximately 2 years)

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

Class B Shares held by employees can be repurchased at par value of $0.01 per share in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enable Intelsat Global to recover the shares without transferring any appreciation in value if the employee were to terminate voluntarily, the Class B Shares to other awardees were not deemed to be granted under the provisions of ASC Topic 718. No compensation expense has been recorded in connection with these awards. During the year ended December 31, 2011, we repurchased 12,873 vested Class B shares at par value.

(iv) Class A Share Option Grants and SCAs

In connection with the adoption of the 2008 Share Plan, 707,351 Intelsat Global Class A SCAs were awarded to employees of Intelsat Global and its subsidiaries at an exercise price of $100 per share and 377,795 Class A share options were awarded to certain of our executive officers under option agreements at an exercise price of $100 per share. These awards are subject to transfer, vesting and other restrictions set forth in the various agreements. During the years ended December 31, 2010 and 2011, an additional 35,700 and 14,400 Intelsat Global Class A SCAs were awarded to employees at an exercise price of $122.06 and $161.84 per share, respectively.

Class A Share Option Grants to Certain Executive Officers

Approximately 55% of these options will vest based upon the achievement of certain adjusted EBITDA and revenue goals for 2010, 2011 and 2012 (and 2013 for individuals hired after the first quarter of 2008), as defined in the applicable agreements, subject to catch-up vesting upon achievement of targets in later years or if the Principal Shareholders receive a three times multiple on their investment (four times if the change in control occurs after February 4, 2015) in connection with a change in control. The adjusted EBITDA and revenue targets for 2010 were met. The 2011 targets were not met. Approximately 45% of these options will vest upon the occurrence of a change in control or other realization event based upon a sliding scale of return on the Principal Shareholders’ investment from 3.3 times to 4.1 times. The options generally expire on the earliest to occur of: (i) February 4, 2018, (ii) 90 days following resignation without good reason, (iii) one year following termination without cause or for good reason or upon death or disability and (iv) the date of termination for cause. The Class A Shares acquired upon exercise of the options are subject to repurchase rights similar to the rights specified in the executive officer’s Class B restricted share agreement.

We calculated compensation expense for these options based on the performance-based vesting criteria specified in the applicable agreements, including the meeting of certain of the goals as of December 31, 2011. These option grants are classified as a liability of Intelsat Global. During the years ended December 31, 2009, 2010 and December 31, 2011, we recorded compensation expense of $0.5 million, $3.2 million and $3.4 million, respectively, related to these options. At December 31, 2011, outstanding Class A share options granted to certain executive officers had an aggregate intrinsic value of $34.0 million. At December 31, 2011, vested Class A share options granted to certain executive officers had an aggregate intrinsic value of $5.4 million.

A summary of the changes in Intelsat Global’s Class A share option grants for certain executive officers during the year ended December 31, 2011 is set forth below:

		Weighted average
	Options	exercise price
Class A share options outstanding at December 31, 2010	377,795	$100.00
Class A share options outstanding at December 31, 2011	377,795	$100.00

Class A share options exercisable at December 31, 2011	60,045	$100.00
(remaining average contractual term of approximately 7 years)

Class A SCAs for All Other Employees

Approximately 55% of the Intelsat Global Class A SCAs will vest based upon the achievement of certain adjusted EBITDA and revenue goals for 2010, 2011 and 2012 (and beyond for individuals hired after the first quarter of 2008), as defined in the applicable agreements, subject to catch-up vesting in certain circumstances, including upon achievement of targets in later years or if the Principal Shareholders receive a three times multiple on their investment (four times if the change in control occurs after February 4, 2015) in connection with a change in control, as defined. The adjusted EBITDA and revenue targets for 2010 were met. The 2011 targets were not met. Approximately 45% of the Intelsat Global Class A SCAs will vest upon the occurrence of a change in control or other realization event based upon a sliding scale of return on the Principal Shareholders’ investment from 3.3 times to 4.1 times. The Intelsat Global Class A SCAs generally expire on the earliest to occur of: (i) ten years from grant date, (ii) 90 days following termination of employment, other than as a result of death or disability, (iii) one year following termination upon death or disability and (iv) the date of termination for cause. The Intelsat Global Class A SCAs also contain restrictive covenants similar to those contained in the agreements governing the restricted Class B Share grants.

Any Class A Shares held by employees as a result of the exercise of the Intelsat Global Class A SCAs can be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enable Intelsat Global to recover the shares without transferring any appreciation in value if the employee were to terminate voluntarily, the Intelsat Global Class A SCAs were not deemed to be granted under the provisions of ASC Topic 718. No compensation expense has been recorded in connection with these awards.

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

The defined benefit retirement plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. We expect that our future contributions to the defined benefit retirement plan will be based on the minimum funding requirements of the Internal Revenue Code and on the plan’s funded status. Any significant decline in the fair value of our defined benefit retirement plan assets or other adverse changes to the significant assumptions used to determine the plan’s funded status would negatively impact its funded status and could result in increased funding in future periods. The impact on the funded status as of October 1, the plan’s annual measurement date, is determined based upon market conditions in effect when we completed our annual valuation. During the year ended December 31, 2011, we made a cash contribution to the defined benefit retirement plan of $26.3 million. We anticipate that our contribution to the defined benefit retirement plan in 2012 will be approximately $30.1 million. We fund the postretirement medical benefits throughout the year based on benefits paid. We anticipate that our contributions to fund postretirement medical benefits in 2012 will be approximately $4.5 million.

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

	Year Ended December 31, 2010		Year Ended December 31, 2011
	Pension Benefits	Other Post- retirement Benefits	Pension Benefits	Other Post- retirement Benefits
Change in benefit obligation
Benefit obligation at beginning of period	$366,840	$84,849	$390,646	$96,312
Service cost	2,905	550	3,102	452
Interest cost	20,882	4,930	20,058	5,069
Employee contributions	—	430	—	418
Benefits paid	(18,791)	(4,410)	(20,219)	(3,652)
Actuarial (gain) loss	18,810	9,963	42,515	12,138

Benefit obligation at end of period	$390,646	$96,312	$436,102	$110,737

Change in plan assets
Plan assets at beginning of period	$208,300	$—	$225,766	$—
Employer contributions	7,304	3,980	26,296	3,234
Employee contributions	—	430	—	418
Actual return on plan assets	28,953	—	4,950	—
Benefits paid	(18,791)	(4,410)	(20,219)	(3,652)

Plan assets at fair value at end of period	$225,766	$—	$236,793	$—

Accrued benefit costs and funded status of the plans	$(164,880)	$(96,312)	$(199,309)	$(110,737)

Accumulated benefit obligation	$379,590		$424,957

Weighted average assumptions used to determine accumulated benefit obligation and accrued benefit costs
Discount rate	5.30%	5.38%	4.51%	4.57%
Salary rate	3.25%	—	3.25%	—

Weighted average assumptions used to determine net periodic benefit costs
Discount rate	5.88%	5.95%	5.30%	5.38%
Expected rate of return on plan assets	8.0%	—	8.0%	—
Rate of compensation increase	3.25%	—	3.25%	—

Amounts in accumulated other comprehensive loss recognized in net periodic benefit cost
Actuarial loss, net of tax	$5,852	$5,911	$4,328	$—
Prior service credits, net of tax	(2,184)	—	(109)	—

Total	$3,668	$5,911	$4,219	$—

Amounts in accumulated other comprehensive loss not yet recognized in net periodic benefit cost
Actuarial (gain) loss, net of tax	$75,030	$7,609	$100,172	$13,195
Prior service credits, net of tax	(824)	—	(714)	—

Total	$74,206	$7,609	$99,458	$13,195

Amounts in accumulated other comprehensive loss expected to be recognized in net periodic benefit cost in the subsequent year
Actuarial loss	$(6,862)	$—	$(13,990)	$(687)
Prior service credits	172	—	172	—

Total	$(6,690)	$—	$(13,818)	$(687)

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

Plan Assets. The investment policy of the Plan includes target allocation percentages of approximately 38% for investments in equity securities (25% U.S. equities and 13% non-U.S. equities), 47% for investments in fixed income securities and 15% for investments in other securities. The Plan’s committee has adopted a new asset allocation for the plan assets, to be phased in over four quarters and implemented by the third quarter of 2012. There are restrictions on investment managers to prevent the concentration of investments in the securities of any one company or industry, the purchase of tax-exempt securities, direct investments in commodities and short sales and to impose other restrictions. Plan assets include investments in both U.S. and non-U.S. equity and bond funds, and liquid reserve funds. The mutual funds in which the plans assets are invested are institutionally managed mutual funds with diversified exposures into multiple asset classes implemented with over 100 investment managers. The guidelines and objectives of the funds are congruent with the Intelsat investment policy statement.

The target and actual asset allocation of our pension plan assets was as follows:

	As of December 31, 2010		As of December 31, 2011
Asset Category	Target Allocation	Actual Allocation	Target Allocation	Actual Allocation
Equity securities	65%	67%	38%	62%
Debt securities	35%	33%	47%	36%
Other securities	0%	0%	15%	2%

Total	100%	100%	100%	100%

The fair values of our pension plan assets by asset category are as follows (in thousands):

	Fair Value Measurements at December 31, 2010	Fair Value Measurements at December 31, 2011
	Quoted Prices in Active Markets for Identical Assets	Quoted Prices in Active Markets for Identical Assets
Asset Category	(Level 1)	(Level 1)
Equity Securities
U.S. Large-Cap (1)	$97,217	$96,420
U.S. Small/Mid-Cap (2)	16,795	14,864
World Equity Ex-US (3)	36,339	34,577
Fixed Income Securities
Long Duration Bonds (4)	47,709	39,707
High Yield Bonds (5)	18,407	18,642
Emerging Market Fixed income (Non-US) (6)	8,968	9,708
Core Fixed Income (7)	—	15,113
Cash	—	2,963
Other Securities
Hedge Fund (8)	—	4,477
Income earned but not yet received	331	322

Total	$225,766	$236,793

(1)	US large cap equity fund invests primarily in a portfolio of common stocks included in the S&P 500 Index, as well as other equity securities and derivative instruments whose value is derived from the performance of the S&P 500.
(2)	US small/mid cap equity fund invests primarily in a portfolio of common stocks included in the Russell 2500 Index.
(3)	World equity ex-US fund invests primarily in common stocks and other equity securities whose issuers comprise a broad range of capitalizations and are located outside of the U.S. The fund invests primarily in developed countries but may also invest in emerging markets.
(4)	Long duration bond fund seeks to duplicate the return characteristics of high quality corporate bonds with a duration range of 10-13 years. The fund’s investment strategy is designed to aid corporate pension plans with asset and liability management in order to reduce funding status volatility caused by changes in interest rates.
(5)	High yield bond fund seeks to maximize return by investing primarily in a diversified portfolio of higher yielding, lower rated fixed income securities. The fund will invest primarily in securities rated below investment grade, including corporate bonds, convertible and preferred securities and zero coupon obligations.
(6)	Emerging markets debt fund seeks to maximize return investing in fixed income securities of emerging markets issuers. The fund will invest primarily in U.S. dollar denominated debt securities of government, government-related and corporate issuers in emerging market countries, as well as entities organized to restructure the outstanding debt of such issuers.

(7)	Core fixed income fund invests in fixed-income funds which seek to provide current income consistent with the preservation of capital.
(8)	Hedge fund seeks to provide returns that are different than (less correlated with) investments in more traditional asset classes. The fund will pursue its investment objective by investing substantially all of its assets in various hedge funds.

Net periodic pension benefit costs included the following components (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011

Service cost	$2,774	$2,905	$3,102
Interest cost	20,706	20,882	20,058
Expected return on plan assets	(20,573)	(19,421)	(19,729)
Amortization of unrecognized prior service cost	(172)	(172)	(172)
Amortization of unrecognized net loss	—	3,641	6,862

Total benefit	2,735	7,835	10,121
Curtailment gain	(55)	—	—

Net periodic costs after curtailment	$2,680	$7,835	$10,121

We had accrued benefit costs at December 31, 2010 and 2011 of $164.9 million and $199.3 million, respectively, related to the pension benefits, of which $0.6 million was recorded within other current liabilities for both respective periods and $164.3 million and $198.7 million was recorded in other long-term liabilities, respectively. Additionally, we had accrued benefit costs at December 31, 2010 and 2011 related to the other postretirement benefits of $96.3 million and $110.7 million, respectively, of which $4.2 million and $4.5 million was recorded in other current liabilities, respectively, and $92.1 million and $106.3 million was recorded in other long-term liabilities, respectively.

Net periodic other postretirement benefit costs included the following components (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011
Service cost	$781	$550	$452
Interest cost	4,810	4,930	5,069

Total costs	$5,591	$5,480	$5,521

Depending upon our actual future health care claims, our actual costs may vary significantly from those projected above. As of December 31, 2010 and December 31, 2011, the assumed health care cost trend rate was 8.5% and 8.3%, respectively. This rate is assumed to decrease gradually to 4.5% by the year 2030 and to remain at that level of annual increase thereafter. Increasing the assumed health care cost trend rate by 1% each year would increase the other postretirement benefits obligation as of December 31, 2011 by $12.8 million. Decreasing this trend rate by 1% each year would reduce the other postretirement benefits obligation as of December 31, 2011 by $10.7 million. A 1% increase or decrease in the assumed health care cost trend rate would have increased or decreased the net periodic other postretirement benefits cost for 2011 by $0.5 million.

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are as follows (in thousands):

	Pension Benefits	Other Post-retirement Benefits
2012	$26,928	$4,723
2013	25,121	5,171
2014	25,265	5,572
2015	26,146	6,034
2016	27,465	6,488
2017 to 2021	145,568	38,039

Total	$276,493	$66,027

(b) Other Retirement Plans

We maintain two defined contribution retirement plans, qualified under the provisions of Section 401(k) of the Internal Revenue Code, for our employees in the United States. We recognized compensation expense for these plans of $9.0 million, $5.1 million and $8.0 million for the years ended December 31, 2009, 2010 and 2011, respectively. We also maintain other defined contribution retirement plans in several non-U.S. jurisdictions, but such plans are not material to our financial position or results of operations.

Note 6	Receivables

Receivables were comprised of the following (in thousands):

	As of December 31, 2010	As of December 31, 2011
Service charges:
Billed	$252,483	$278,835
Unbilled	9,037	13,197
Other	10,579	60,169
Allowance for doubtful accounts	(21,748)	(20,830)

Total	$250,351	$331,371

Unbilled service charges represent amounts earned and accrued as receivables from customers for services rendered prior to the end of the reporting period. Unbilled service charges are expected to be billed and collected within twelve months of the respective balance sheet date. Other receivables as of December 31, 2010 and 2011 include $5.0 million and $16.8 million, respectively, of receivables due from our indirect parent, Intelsat Global. In addition, other receivables at December 31, 2011 include $23.9 million in insurance proceeds receivable related to the New Dawn partial loss claim which was finalized in 2011 (see Note 7(c)—Satellites and Other Property and Equipment—2011 Anomalies) and a $12.2 million receivable from JSAT International, Inc. (“JSAT”), with which we have a joint venture (see Note 8(b)—Horizons Holdings).

Note 7	Satellites and Other Property and Equipment

(a) Satellites and Other Property and Equipment

Satellites and other property and equipment were comprised of the following (in thousands):

	As of December 31, 2010	As of December 31, 2011
Satellites and launch vehicles	$7,145,919	$7,825,259
Information systems and ground segment	429,888	480,002
Buildings and other	282,633	284,742

Total cost	7,858,440	8,590,003
Less: accumulated depreciation	(1,861,157)	(2,447,272)

Total	$5,997,283	$6,142,731

Satellites and other property and equipment, net as of December 31, 2010 and 2011 included construction-in-progress of $1.6 billion and $1.5 billion, respectively. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $99.4 million and $129.2 million were capitalized during the years ended December 31, 2010 and 2011, respectively. Additionally, we recorded depreciation expense of $668.5 million and $664.0 million during the years ended December 31, 2010 and 2011, respectively.

We have entered into launch contracts for the launch of both specified and unspecified future satellites. Each of these launch contracts provides that such contract may be terminated at our option, subject to payment of a termination fee that increases as the applicable launch date approaches. In addition, in the event of a failure of any launch, we may exercise our right to obtain a replacement launch within a specified period following our request for re-launch.

(b) Satellite Launches

On April 22, 2011, we launched the Intelsat New Dawn satellite into orbit. The Ku-band antenna reflector was successfully deployed, however the satellite experienced an anomaly while attempting to deploy the C-band antenna reflector (see (c) Satellite Health—2011 Anomalies below). This satellite operates at 32.8° east longitude and provides capacity for voice, wireless backhaul, fixed line and wireless infrastructure, broadband and media services. This satellite entered into service in June 2011.

On October 5, 2011, we successfully launched our IS-18 satellite into orbit. This satellite replaces Intelsat 701 at 180° east longitude and provides capacity to enable enhanced direct-to-home coverage and network services throughout the Pacific Ocean region via Ku-band and C-band platforms. This satellite entered into service in November 2011.

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

2011 Anomalies

Subsequent to the launch of Intelsat New Dawn on April 22, 2011, the satellite experienced an anomaly during the deployment of its west antenna reflector, which controls communications in the C-band frequency. A Failure Review Board was established to determine the cause of the anomaly. The Failure Review Board completed its investigation in July 2011 and concluded that the deployment anomaly of the C-band reflector was most likely due to a malfunction of the reflector sunshield. As a result, the sunshield interfered with the ejection release mechanism and prevented the deployment of the C-band antenna. Despite the C-band antenna reflector anomaly, the Ku-band antenna reflector deployed and that portion of the satellite is operating as planned, entering service in June 2011.

The Intelsat New Dawn satellite and its operations are financed primarily with non-recourse debt through a joint venture in which we are the majority shareholder (see Note 8(c)—Investments—New Dawn). The New Dawn joint venture has filed a partial loss claim with its insurers, relating to the C-band antenna reflector anomaly. The claim was finalized and agreed to during 2011, resulting in anticipated total insurance recoveries of $118.0 million. At December 31, 2011, $94.1 million of this amount was received from the insurers and is held in a specific insurance proceeds account. This amount is reflected as restricted cash on the accompanying consolidated balance sheet. The remaining $23.9 million was received in 2012. We have included the $23.9 million in receivables on the accompanying consolidated balance sheet at December 31, 2011. The carrying value of the Intelsat New Dawn satellite at December 31, 2011 has been reduced by the $118.0 million. New Dawn’s existing debt agreements provide that all or most of the proceeds of the insurance claim will be used to pay down New Dawn’s debt and a portion of the associated interest rate swap. Therefore, $107.4 million of the New Dawn senior debt and $10.4 million of the fair value of the New Dawn interest rate swap have been reclassified as current liabilities, with the remaining $0.2 million of the $118.0 million of insurance proceeds included in accrued interest payable.

In accordance with our policy and the guidance provided for under FASB ASC 360, we review our long-lived assets for impairment whenever events and circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. The recoverability of an asset or asset group held and used is measured by a comparison of the carrying amount of the asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. When a satellite experiences an anomaly or other health related issues, we believe the lowest level of identifiable cash flows exists at the individual satellite level. Accordingly, in the second quarter of 2011, we performed an impairment review of our Intelsat New Dawn satellite and determined that there was no impairment of the carrying amount of the asset due to the expected cash flows to be generated by the Ku-band payload over the satellite’s expected useful life.

Other Significant Anomalies

On November 28, 2004, our Galaxy 27 satellite experienced a sudden anomaly in its north electrical distribution system which resulted in the loss of control of the satellite and the interruption of customer services on the satellite. Galaxy 27 is a FS 1300 series satellite manufactured by SS/L. Our engineers were able to regain command and control of Galaxy 27, and it was placed back in service, with reduced payload capacity, following operational testing. We have determined that the north electrical distribution system on Galaxy 27 and the communications capacity associated with it are not operational, and the satellite has lost redundancy in nearly all of its components. As a result, Galaxy 27 faces an increased risk of loss in the future. As of December 31, 2011, a substantial subset of Galaxy 27’s transponders, which are all powered by the south electrical distribution system, have been tested, are performing normally and are available for service to our customers. Some of these transponders are currently being used by our customers.

On January 14, 2005, our IS-804 satellite experienced a sudden and unexpected electrical power system anomaly that resulted in the total loss of the satellite. IS-804 was a Lockheed Martin 7000 series (the “LM 7000 series”) satellite, and as of December 31, 2011 we operated two other satellites in the LM 7000 series, IS-801, and IS-805. Of these two satellites, only IS-805 remains in a primary orbital role. Based on the report of the failure review board that we established with Lockheed Martin Corporation, we believe that the IS-804 failure was not likely to have been caused by an IS-804 specific workmanship or hardware element, but was most likely caused by a high current event in the battery circuitry triggered by an electrostatic discharge that propagated to cause the sudden failure of the high voltage power system. We therefore believe that although this risk exists for our other LM 7000 series satellites, the risk of any individual satellite having a similar anomaly is low.

On September 21, 2006, our IS-802 satellite, which was also an LM 7000 series satellite, experienced a reduction of electrical power capability that resulted in a degraded capability of the satellite. A substantial subset of transponders on IS-802 were subsequently reactivated and operated normally until the end of its service life in September 2010, when it was decommissioned. The anomaly review board that we established with Lockheed Martin Corporation to investigate the cause of the anomaly concluded that the IS-802 anomaly was most likely caused by an electrical short internal to the solar array harness located on the south solar array boom. The anomaly review board found that this anomaly was significantly different from previous LM 7000 series spacecraft failures and was the first failure of this type on a solar array of the LM 7000 series. We therefore believe that although this risk exists for our other LM 7000 series satellites, the risk of any individual satellite having a similar anomaly is low.

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

With respect to both the Galaxy 27 and Galaxy 26 anomalies, the failure review boards that we established with SS/L identified the likely root cause of the anomalies as a design flaw which is affected by a number of parameters and in some extreme cases can result in an electrical system anomaly. The design flaw also exists on IS-8. This satellite has been in service since November 1998 and has not experienced an electrical system anomaly. Along with the manufacturer, we continually monitor this problem and we have ordered a replacement for IS-8 expected to be launched in the second quarter of 2012.

On April 5, 2010, our Galaxy 15 satellite experienced an anomaly resulting in our inability to command the satellite. We transitioned all media traffic on this satellite to our Galaxy 12 satellite, which was our designated in-orbit spare satellite for the North America region. Galaxy 15 is a Star-2 satellite manufactured by Orbital Sciences Corporation. When the anomaly occurred there was substantial uncertainty as to our ability to recover use of the satellite and, accordingly, we recognized a $104.1 million non-cash impairment charge related to Galaxy 15 during the second quarter of 2010. On December 23, 2010, we recovered command of the spacecraft and we began diagnostic testing and uploading of software updates that protect against future anomalies of this type. In February 2011, Galaxy 15 initiated a drift to 133.1°W and returned to service, initially as an in-orbit spare. In October 2011, media traffic was transferred from Galaxy 12 back to Galaxy 15, and Galaxy 15 resumed normal service.

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

On February 1, 2010, our IS-4 satellite experienced an anomaly of its backup SCP. The anomaly caused this satellite to be deemed unrecoverable, resulting in a net non-cash impairment charge in February 2010 of $6.5 million to write off the remaining carrying value of the satellite, which was not insured, and related deferred performance incentive obligations. Launched in 1995, IS-4 was expected to reach its end of service life later in 2010. IS-4 had previously experienced the failure of its primary SCP and was operating on its backup SCP.

As of December 31, 2011, we operated two BSS 601 satellites: HGS-3, which was decommissioned in January 2012, and IS-26. These satellites were identified as having heightened susceptibility to the SCP problem. IS-26 has been in continuous operation since 1997. Both primary and backup SCPs on this satellite are monitored regularly and remain fully functional. Accordingly, we believe it is unlikely that additional SCP failures will occur; however, should they occur, we do not anticipate an interruption in business or early replacement of this satellite as a result.

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

As of December 31, 2011, we operated four BSS 601 HP satellites, IS-5, IS-9, IS-10 and Galaxy 13/Horizons-1. Galaxy 13/Horizons-1 continues to have both XIPS available as their primary propulsion system. IS-5, IS-9 and IS-10 have experienced the failure of both XIPS and are operating on their backup bi-propellant systems. These three satellites are expected to be replaced in 2012. Our BSS 601 HP satellites had available bi-propellant fuel for a range of approximately one to seven years from December 31, 2011. No assurance can be given that we will not have further XIPS failures that result in shortened satellite lives. We have decommissioned three satellites that had experienced failure of both XIPS. IS-6B was replaced by IS-11 during the first quarter of 2008, Galaxy 10R was replaced by Galaxy 18 during the second quarter of 2008, and Galaxy 4R was decommissioned in March 2009.

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

As of December 31, 2011, we operated three BSS 702 satellites, two of which are affected by accelerated solar array degradation, Galaxy 11 and IS-1R. Service to customers has not been affected, and we expect that both of these satellites will continue to serve customers until we replace or supplement them with new satellites. Along with the manufacturer, we continually monitor the problem to determine its cause and its expected effect. Due to this continued degradation, Galaxy 11’s estimated end of service life is April 2015 and IS-1R’s estimated end of service life is February 2016. Galaxy 11 is currently operating in a primary orbital role and IS-1R was redeployed following its replacement by IS-14. The third BSS 702 satellite that we operated as of December 31, 2011, Galaxy 3C, was launched after the solar array anomaly was identified, and it has a substantially different solar array design intended to eliminate the problem. This satellite has been in service since September 2002 and has not experienced similar degradation problems.

Note 8	Investments

We have ownership interests in a number of entities which met the criteria of a VIE, including Horizons Satellite Holdings, LLC (“Horizons Holdings”) and WP Com, S. de R.L. de C.V. (“WP Com”). We have a greater than 50% controlling ownership and voting interest in New Dawn and therefore consolidate the New Dawn joint venture. Horizons Holdings, as well as WP Com, are discussed in further detail below, including our analyses of the primary beneficiary determination as required under FASB ASC Topic 810, Consolidation (“FASB ASC 810”).

(a) WildBlue Communications, Inc.

Prior to December 15, 2009 we had a noncontrolling ownership interest of approximately 28% in WildBlue Communications, Inc. (“WildBlue”), a company offering broadband Internet access services in the continental United States via Ka-band satellite capacity. We accounted for our investment using the equity method of accounting. On December 15, 2009, we sold our ownership interest in WildBlue to Viasat Inc. (“Viasat”) through a non-cash transaction whereby we exchanged our interest in WildBlue for shares of Viasat common stock. During the first quarter of 2010, we sold all of our shares of Viasat common stock for $28.6 million, and recorded a $1.3 million gain on the sale within our consolidated statement of operations during the year ended December 31, 2010.

(b) Horizons Holdings

We have a joint venture with JSAT, a leading satellite operator in the Asia-Pacific region. The joint venture is named Horizons Satellite Holdings, LLC, and consists of two investments: Horizons-1 Satellite LLC (“Horizons-1”) and Horizons-2 Satellite LLC (“Horizons-2”). We provide certain services to the joint venture and utilize capacity from the joint venture.

Under FASB ASC 810, we are required to reassess the primary beneficiary determination of Horizons Holdings on a recurring basis, as well as consider qualitative factors when identifying the primary beneficiary. Upon inception of the joint venture, we originally concluded that we were not the primary beneficiary, and therefore, did not consolidate Horizons Holdings. The assessment considered both quantitative and qualitative factors, including which entity had more voting power or other control of the joint venture as well as whether either entity was exposed to risk of loss or gain. Horizons Holdings was set up with a joint 50/50 share of management authority and equal rights to profits and revenues from Horizons-1 and Horizons-2. However, Horizons Holdings borrowed from JSAT a portion of the funds necessary to finance the construction of the Horizons-2 satellite (the “Horizons 2 Loan Agreement”). As a result, it was initially determined that we were not the primary beneficiary and therefore would not consolidate Horizons Holdings. Our investment was accounted for using the equity method of accounting. Prior to September 30, 2011, there had been no events or revisions to the joint venture that changed our primary beneficiary determination.

On September 30, 2011, Intelsat and JSAT amended the joint venture agreement relating to their investment in Horizons Holdings (the “Horizons Amendment”), and as a result, we re-evaluated the primary beneficiary determination. Pursuant to the Horizons Amendment, the Horizons-2 satellite was relocated to 85° east longitude in early 2012 and decisions relating to any future relocation of the Horizons-2 satellite will be effectively controlled by us. We believe satellite location is the most significant driver of Horizons Holdings’ economic performance. Additionally, the Horizons-1 satellite is the less significant asset of the joint venture. As a result, we determined that we became the primary beneficiary of Horizons Holdings as of September 30, 2011. In accordance with FASB ASC 810, as the primary beneficiary, we have consolidated Horizons Holdings within our consolidated financial statements, net of eliminating entries, as of December 31, 2011. For the year ended December 31, 2011, our revenue and net loss included $2.6 million and $1.8 million, respectively, from Horizons Holdings subsequent to its consolidation on September 30, 2011. Additionally, we recorded a $0.9 million noncontrolling interest for the year ended December 31, 2011 related to JSAT’s share of the Horizons Holdings net income.

In accordance with FASB ASC 810, the initial consolidation of a VIE that is a business is considered a business combination and should be accounted for in accordance with the provisions in FASB ASC Topic 805, Business Combinations (“FASB ASC 805”). Based on the guidance in FASB ASC 805, an equity interest that is currently held as the result of a previous transaction is remeasured at fair value when an acquirer gains control, and any resulting gain or loss is recognized in the statement of operations. In addition, FASB ASC 805 states that an acquirer must recognize the identifiable assets acquired, the liabilities assumed and any noncontrolling interest at their acquisition date fair values. Determining the fair values of the net assets of Horizons Holdings required us to make significant estimates and assumptions. In order to develop the fair value estimates, we utilized the income approach. Our estimates included assumptions about projected growth rates, cost of capital, effective tax rates and industry and economic trends. While we believe that the estimates and assumptions underlying the valuation methodology were reasonable, different assumptions could have resulted in different market values. We recorded the assets, liabilities and the noncontrolling interest in Horizons Holdings at fair value upon consolidation at September 30, 2011. The $49.3 million fair value of the Horizons Holdings noncontrolling interest at the date of consolidation is included in the equity section of our consolidated balance sheet at December 31, 2011 in accordance with FASB ASC 810. During the year ended December 31, 2011, we recorded a charge of $20.2 million in earnings (loss) from previously unconsolidated affiliates in the accompanying consolidated statements of operations for the difference between the fair value and carrying value of our investment in Horizons Holdings. In addition, we recorded a $7.4 million income tax benefit in the consolidated statements of operations for the year ended December 31, 2011, related to this charge.

Prior to the consolidation of Horizons Holdings on September 30, 2011, under the equity method of accounting, our 50% share of the results of the joint venture was income of $0.5 million for each of the years ended December 31, 2009 and 2010, which is included in earnings (loss) from previously unconsolidated affiliates in the accompanying consolidated statements of operations.

Through September 30, 2011, we have recorded expenses in relation to the utilization of satellite capacity on the Ku-band portion of the Horizons-1 satellite and on the Horizons-2 satellite. Additionally, we provide tracking, telemetry and commanding as well as administrative services for the Horizons-1 and the Horizons-2 satellites (collectively, the “Horizons Satellites”), and we have recorded revenue for these services. Following the consolidation of Horizons Holdings at September 30, 2011, these revenues and expenses are considered intercompany transactions and are eliminated in consolidation.

We also have a revenue sharing agreement with JSAT related to services sold on the Horizons Satellites. We are responsible for billing and collecting for such services, and we remit 50% of the revenue to JSAT. Under the Horizons Amendment, we have agreed to guarantee to JSAT certain minimum levels of annual gross revenues for a three-year period beginning on the date that the Horizons-2 satellite is relocated to 85° east longitude. This guarantee could require us to pay JSAT a maximum potential amount ranging from $7.8 million to $10.3 million per year over the three-year period; however, we have assessed the likelihood of any payments being made as remote. In addition, we guaranteed JSAT certain minimum levels of revenue on the Horizons-2 satellite prior to the arrival at 85° east longitude. Amounts payable to JSAT related to the revenue share from the Horizons Satellites were $3.4 million and $2.2 million as of December 31, 2010 and 2011, respectively.

In connection with the Horizons Holdings investment in Horizons-2, we and JSAT entered into a capital contribution and subscription agreement in August 2005, which requires both us and JSAT to fund 50% of the amount due under the Horizons 2 Loan Agreement. As of December 31, 2011, we had a receivable of $36.6 million from JSAT representing the total remaining future payments to be received from JSAT to fund their portion of the amount due under the Horizons 2 Loan Agreement, $12.2 million of which is included in receivables, net and the remainder of which is included in other assets on our consolidated balance sheet as of December 31, 2010.

(c) New Dawn

In June 2008, we entered into a project and shareholders’ agreement (the “New Dawn Project Agreement”) with Convergence Partners pursuant to which New Dawn, a Mauritius company in which we have a 74.9% indirect ownership interest and Convergence Partners has a 25.1% noncontrolling ownership interest, launched a new satellite in April 2011 to provide satellite transponder services to customers in Africa (see Note 7(b)—Satellite Launches).

New Dawn entered into a secured loan financing arrangement, which is non-recourse to New Dawn’s shareholders, including us and our wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions, on December 5, 2008 to obtain $215.0 million of financing to fund a portion of the cost of construction and launch of the new satellite (see Note 10—Long-Term Debt). In addition, we and Convergence Partners have agreed to make certain capital contributions to New Dawn in proportion to our respective ownership interests in New Dawn to fund a portion of these costs. Total equity contributions during 2010 and 2011 were $4.5 million and $6.9 million, respectively, of which $3.4 million and $5.2 million were attributable to us, with the remaining $1.1 million and $1.7 million contributed by Convergence Partners. New Dawn and its subsidiaries are unrestricted subsidiaries for purposes of applicable indentures and credit agreements of ours and our wholly-owned subsidiaries.

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

Convergence Partners has at its option the ability to require us to buy its ownership interest at fair value subsequent to the operations of New Dawn’s assets for a period of time as defined in the New Dawn Project Agreement. As a result of this option, as of each balance sheet date, we have reflected within mezzanine equity the estimated amount that we would pay to Convergence Partners as if the option was exercised. This amount reflects the fair value analysis we performed at December 31, 2011, which resulted in a year-to-date decrease of $15.1 million in the fair value option, reducing it to $3.0 million. The decrease reflects the impact on the fair value of the option associated with the C-band antenna reflector anomaly on the Intelsat New Dawn satellite (see Note 7(b) – Satellite Launches). The $15.1 million reduction in fair value is also reflected as an increase in our paid-in capital at December 31, 2011. We have assessed the significance of the Level 3 inputs to the overall valuation and have concluded that the valuation in its entirety is classified in Level 3 of the fair value hierarchy (see Note 2—Significant Accounting Policies).

We consolidate New Dawn within our consolidated financial statements, net of eliminating entries. Additionally, we account for the percentage interest in New Dawn owned by Convergence Partners as a noncontrolling interest according to the guidance provided under FASB ASC 480 specifically related to the classification and measurement of redeemable securities.

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

Note 9	Goodwill and Other Intangible Assets

The carrying amounts of goodwill and acquired intangible assets not subject to amortization consist of the following (in thousands):

	As of December 31, 2010	As of December 31, 2011
Goodwill	$6,780,827	$6,780,827
Trade name	70,400	70,400
Orbital locations	2,387,700	2,387,700

We account for goodwill and other non-amortizable intangible assets in accordance with FASB ASC 350, and have deemed these assets to have indefinite lives. Therefore, these assets are not amortized but are tested on an annual basis for impairment during the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The following is a discussion of our impairment analysis and methodology:

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

We determined the estimated fair value of our reporting unit using discounted cash flow analysis, along with independent source data related to comparative market multiples and, when available, recent transactions which are all considered Level 3 inputs within the fair value hierarchy under FASB ASC 820. The discounted cash flows were derived from a five-year projection of revenues and expenses plus a residual value, with the resulting projected cash flows discounted at an appropriate weighted average cost of capital. The analysis, which was completed in the fourth quarter of 2011, did not result in an impairment of our goodwill intangible, and there is no accumulated impairment.

Trade name. We have implemented the relief from royalty method to determine the estimated fair value of the Intelsat trade name. The relief from royalty analysis is comprised of two major steps: i) a determination of the hypothetical royalty rate, and ii) the subsequent application of the royalty rate to projected revenue. In determining the hypothetical royalty rate utilized in the relief from royalty approach, we considered comparable license agreements, operating earnings benchmark rule of thumb, an excess earnings analysis to determine aggregate intangible asset earnings, and other qualitative factors which are all considered Level 3 inputs within the fair value hierarchy under FASB ASC 820. Based on our analysis, the fair value of the Intelsat trade name as of the fourth quarter of 2011 was not impaired.

Orbital Locations. We are authorized by governments to operate satellites at certain orbital locations – i.e., longitudinal coordinates along the Clarke Belt. The Clarke Belt is the part of space approximately 35,800 kilometers above the plane of the equator where geostationary orbit may be achieved. Various governments acquire rights to these orbital locations through filings made with the International Telecommunication Union, a sub-organization of the United Nations. We will continue to have rights to operate at our orbital locations so long as we maintain our authorizations to do so.

We determined the estimated fair value of our right to operate at orbital locations using the build up method to determine the cash flows for the income approach, with the resulting projected cash flows discounted at an appropriate weighted average cost of capital. In instances where the build up method did not generate positive value for the right to operate at an orbital location, but the right was expected to generate revenue, we assigned a value based upon independent source data for recent transactions of similar orbital locations which are all considered Level 3 inputs within the fair value hierarchy under FASB ASC 820. The analysis, which was completed in the fourth quarter of 2011, did not result in an impairment of our orbital slots.

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

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consisted of the following (in thousands):

	As of December 31, 2010			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Backlog and other	$743,760	$(376,455)	$367,305	$743,760	$(456,604)	$287,156
Customer relationships	534,030	(53,017)	481,013	534,030	(78,318)	455,712
Technology	2,700	(2,700)	—	2,700	(2,700)	—

Total	$1,280,490	$(432,172)	$848,318	$1,280,490	$(537,622)	$742,868

Intangible assets are amortized based on the expected pattern of consumption. As of December 31, 2011, backlog and other, customer relationships and technology had weighted-average useful lives of four years, thirteen years and two years, respectively. We recorded amortization expense of $145.7 million, $130.3 million and $105.5 million for the years ended December 31, 2009, 2010 and 2011, respectively.

Scheduled amortization charges for the intangible assets over the next five years are as follows (in thousands):

Year	Amount
2012	$91,781
2013	82,311
2014	68,231
2015	60,215
2016	48,491

In the first quarter of 2009, the FASB revised FASB ASC 350 to provide additional guidance for determining the useful life of intangible assets. The revised guidance provides that we are required to disclose on an interim and annual basis our policy related to the renewal or extension of the term of our intangible assets. Our policy is to expense all costs incurred to renew or extend the terms of our intangible assets. The renewal expenses for the years ended December 31, 2009, 2010 and 2011 were immaterial to our consolidated results of operations.

Note 10	Long-Term Debt

The carrying amounts and fair values of our notes payable and long-term debt were as follows (in thousands):

	As of December 31, 2010		As of December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value

Intelsat S.A.:
6.5% Senior Notes due November 2013	$353,550	$368,152	$353,550	$354,434
Unamortized discount on 6.5% Senior Notes	(73,687)	—	(51,471)	—
7.625% Senior Notes due April 2012	485,841	510,133	—	—
Unamortized discount on 7.625% Senior Notes	(43,757)	—	—	—

Total Intelsat S.A. obligations	721,947	878,285	302,079	354,434

Intelsat Luxembourg:
11.25% Senior Notes due February 2017	2,805,000	3,064,463	2,805,000	2,706,825
11.5% / 12.5% Senior PIK Election Notes due February 2017	2,427,138	2,675,919	2,502,986	2,340,292

Total Intelsat Luxembourg obligations	5,232,138	5,740,382	5,307,986	5,047,117

Intelsat Jackson:
11.25% Senior Notes due June 2016	1,048,220	1,129,457	1,048,220	1,103,251
Unamortized premium on 11.25% Senior Notes	4,990	—	4,286	—
11.5% Senior Notes due June 2016	284,595	305,940	—	—
9.5% Senior Notes due June 2016	701,913	740,518	701,913	733,499
9.25% Senior Notes due June 2016	55,035	59,509	—	—
8.5% Senior Notes due November 2019	500,000	543,750	500,000	527,500
Unamortized discount on 8.5% Senior Notes	(3,845)	—	(3,545)	—
7.25% Senior Notes due October 2020	1,000,000	1,010,000	1,000,000	1,011,300
7.25% Senior Notes due April 2019	—	—	1,500,000	1,530,000
7.5% Senior Notes due April 2021	—	—	1,150,000	1,173,000
Senior Unsecured Credit Facilities due February 2014	195,152	185,161	195,152	182,468
New Senior Unsecured Credit Facilities due February 2014	810,876	769,359	810,876	758,169
Senior Secured Credit Facilities due April 2018	—	—	3,233,750	3,217,581
Unamortized discount on Senior Credit Facilities	—	—	(14,349)	—

Total Intelsat Jackson obligations	4,596,936	4,743,694	10,126,303	10,236,768

Intermediate Holdco:
9.25% Senior Discount Notes due February 2015	4,545	4,681	—	—
9.5% Senior Discount Notes due February 2015	481,020	495,451	—	—

Total Intermediate Holdco obligations	485,565	500,132	—	—

	As of December 31, 2010		As of December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value

Intelsat Sub Holdco:
8.5% Senior Notes due January 2013	850,346	852,472	—	—
8.875% Senior Notes due January 2015	681,012	699,740	—	—
Senior Secured Credit Facilities due July 2013	330,960	328,478	—	—
8.875% Senior Notes due January 2015, Series B	400,000	411,000	—	—
Unamortized discount on 8.875% Senior Notes	(63,050)	—	—	—

Total Intelsat Sub Holdco obligations	2,199,268	2,291,690	—	—

New Dawn:
Senior Secured Debt Facility due 2017	84,773	84,773	109,625	109,625
Mezzanine Secured Debt Facility due 2019	62,819	62,819	82,580	82,580
10.5% Note Payable to Convergence Partners	—		502	502

Total New Dawn obligations	147,592	147,592	192,707	192,707

Intelsat Corp:
Senior Secured Credit Facilities due January 2014	1,715,522	1,709,517	—	—
Unamortized discount on Senior Secured Credit Facilities	(8,361)	—	—	—
Senior Secured Credit Facilities due July 2012	133,466	132,305	—	—
9.25% Senior Notes due August 2014	111,833	115,333	—	—
9.25% Senior Notes due June 2016	580,719	627,177	—	—

Total Intelsat Corp obligations	2,533,179	2,584,332	—	—

Horizons Holdings
Loan Payable to JSAT	—	—	73,255	73,255

Total Horizons Holdings obligations	—	—	73,255	73,255

Total Intelsat S.A. long-term debt	15,916,625	$16,886,107	16,002,330	$15,904,281

Less:
Current portion of long-term debt	94,723		164,818

Total current portion	94,723		164,818

Total long-term debt, excluding current portion	$15,821,902		$15,837,512

The fair value for publicly traded instruments is determined using quoted market prices and, for non-publicly traded instruments, fair value is based upon composite pricing from a variety of sources, including market leading data providers, market makers, and leading brokerage firms. Substantially all of the inputs used to determine the fair value of our debt are classified as Level 1 inputs within the fair value hierarchy from FASB ASC 820, except our senior secured credit facilities, the inputs for which are classified as Level 2. The fair values of the New Dawn obligations and the Horizons Holdings obligations approximate their respective book values.

Required principal repayments of long-term debt over the next five years and thereafter as of December 31, 2011 are as follows (in thousands):

Year	Amount
2012	$164,818
2013	411,067
2014	1,070,139
2015	47,317
2016	1,798,769
2017 and thereafter	12,575,299

Total principal repayments	16,067,409
Unamortized discounts and premium	(65,079)

Total Intelsat S.A. long-term debt	$16,002,330

2011 Reorganization and 2011 Secured Loan Refinancing

On January 12, 2011, certain of our subsidiaries completed a series of internal transactions and related steps that reorganized the ownership of our assets among our subsidiaries and effectively combined the legacy businesses of Intelsat Sub Holdco and Intelsat Corp in order to simplify our operations and enhance our ability to transact business in an efficient manner (the “2011 Reorganization”). Also on January 12, 2011, Intelsat Jackson entered into a secured credit agreement (the “Intelsat Jackson Secured Credit Agreement”), and borrowed $3.25 billion under a term loan facility. Part of the net proceeds of the term loan, amounting to $2.4 billion, were contributed or loaned to Intelsat Corp, which used such funds to repay its existing indebtedness under Intelsat Corp’s senior secured facilities and to redeem Intelsat Corp’s 9 1/4% Senior Notes due 2016. Separately, Intelsat Corp also redeemed all of its 9 1/4% Senior Notes due 2014 (the “2014 Corp Notes”) and its 6  7/8% Senior Secured Debentures due 2028 (the “2028 Corp Notes”). In addition, Intelsat Jackson contributed approximately $330.2 million of the net proceeds of the new term loan to Intelsat Sub Holdco to repay all existing indebtedness under Intelsat Sub Holdco’s senior secured credit facilities. The entry into the Intelsat Jackson Secured Credit Agreement, the repayment of the existing indebtedness of Intelsat Corp and the repayment of all the secured existing indebtedness of Intelsat Sub Holdco are referred to collectively as the “2011 Secured Loan Refinancing”. In connection with the 2011 Secured Loan Refinancing, certain of our interest rate swaps were assigned by Intelsat Sub Holdco and Intelsat Corp to Intelsat Jackson, and are now secured by a first priority security interest in the collateral that also secures obligations under the Intelsat Jackson Secured Credit Agreement. Additionally, in connection with the 2011 Secured Loan Refinancing, we recognized a loss on early extinguishment of debt of $87.9 million during the first quarter of 2011, which consists of the difference between the carrying value of the Intelsat Corp and Intelsat Sub Holdco debt repaid and the total cash amount paid (including related fees), and a write-off of unamortized debt discounts and debt issuance costs.

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

Horizons Holdings Debt

On September 30, 2011, we began consolidating Horizons Holdings within our results (see Note 8—Investments—(b) Horizons Holdings). As of the date of consolidation, Horizons Holdings had a debt balance of $73.3 million which is included in long-term debt on our consolidated balance sheet at December 31, 2011. Horizons Holdings incurred the debt pursuant to a loan agreement with JSAT in August 2005 (the “Horizons Loan”) whereby JSAT loaned Horizon Holdings funds for the construction of the Horizons-2 satellite.

2010 Consent Solicitation

On April 21, 2010, Intelsat S.A. completed a consent solicitation that resulted in the amendment of certain terms of the indenture governing the 2012 Intelsat S.A. Notes and its 6 1/2% Senior Notes due 2013 (the “2013 Senior Notes”). The most significant amendments replaced the limitation on secured debt covenant, which limited secured debt of Intelsat S.A. and its restricted subsidiaries to 15% of their consolidated net tangible assets (subject to certain exceptions), with a new limitation on liens covenant, which generally limits such secured debt to two times the adjusted EBITDA of Intelsat S.A. plus certain general baskets (subject to certain exceptions), and made certain corresponding changes to the sale and leaseback covenant as a result of the addition of the new limitation on liens covenant. As consideration, Intelsat S.A. paid the consenting holders of such notes a consent payment equal to 2% of the outstanding principal amount of notes held by such holders that totaled approximately $15.4 million, which was capitalized and will be amortized over the remaining terms of the notes. The 2012 Intelsat S.A. Notes were subsequently fully redeemed in March 2011 as discussed in 2011 Notes Redemptions above.

Description of Indebtedness

(a) Intelsat S.A.

Senior Notes due 2013

Intelsat S.A. had $353.6 million in aggregate principal amount of the 2013 Senior Notes outstanding at December 31, 2011. These notes bear interest at 6 1/2% annually and mature in November 2013.

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

(b) Intelsat Luxembourg

Senior Notes due 2017

Intelsat Luxembourg had $2.8 billion in aggregate principal amount of Senior Notes due 2017 (the “2017 Senior Notes”) outstanding at December 31, 2011. These notes bore interest at 7 7/8% on and prior to August 4, 2008, and bear interest at 11 1/4% after August 4, 2008. The notes mature in February of 2017. Interest is payable on the 2017 Senior Notes semi-annually on August 15 and February 15 of each year. The 2017 Senior Notes are senior unsecured obligations of Intelsat Luxembourg and rank equally with Intelsat Luxembourg’s other senior unsecured indebtedness. The 2017 Senior Notes are guaranteed by Intelsat S.A.

Senior PIK Election Notes due 2017

Intelsat Luxembourg had $2.5 billion in aggregate principal amount of Senior PIK Election Notes due 2017 (the “2017 PIK Notes”) outstanding at December 31, 2011. The notes mature in February of 2017. Interest on the 2017 PIK Notes is payable semi-annually on August 15 and February 15 of each year. The 2017 PIK Notes are senior unsecured obligations of Intelsat Luxembourg and rank equally with Intelsat Luxembourg’s other senior unsecured indebtedness. The 2017 PIK Notes are guaranteed by Intelsat S.A.

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

We made elections to pay interest on the 2017 PIK Notes entirely in cash for the interest periods August 15, 2011 through February 15, 2012 and February 15, 2012 through August 15, 2012.

(c) Intelsat Jackson

11 1/4% Senior Notes due 2016

Intelsat Jackson had $1.0 billion in aggregate principal amount of its 11 1/4% Senior Notes due 2016 (the “2016 Intelsat Jackson Notes”) outstanding at December 31, 2011. The 2016 Intelsat Jackson Notes are guaranteed by Intelsat S.A.

Interest is payable on the 2016 Intelsat Jackson Notes semi-annually on June 15 and December 15. Intelsat Jackson may redeem some or all of the 2016 Intelsat Jackson Notes at the applicable redemption prices set forth in the notes. The 2016 Intelsat Jackson Notes are senior unsecured obligations of Intelsat Jackson and rank equally with Intelsat Jackson’s other senior unsecured indebtedness.

9 1/2% Senior Notes due 2016

Intelsat Jackson had $701.9 million in aggregate principal amount of its 9 1/2% Senior Notes due 2016 (the “New 2016 Guaranteed Notes”) outstanding at December 31, 2011. The New 2016 Guaranteed Notes are guaranteed by Intelsat S.A., Intelsat Luxembourg, Intelsat Sub Holdco and certain of its subsidiaries.

Interest is payable on the New 2016 Guaranteed Notes semi-annually on June 15 and December 15. Intelsat Jackson may redeem some or all of the New 2016 Guaranteed Notes at the applicable redemption prices set forth in the notes. The New 2016 Guaranteed Notes are senior unsecured obligations of Intelsat Jackson and rank equally with Intelsat Jackson’s other senior unsecured indebtedness.

8 1/2% Senior Notes due 2019

Intelsat Jackson had $500.0 million in aggregate principal amount of its 8 1/2 % Senior Notes due 2019 (the “2019 Jackson Notes”) outstanding at December 31, 2011. The 2019 Jackson Notes are guaranteed by Intelsat S.A., Intelsat Luxembourg, Intelsat Sub Holdco and certain of its subsidiaries.

Interest is payable on the 2019 Jackson Notes semi-annually on May 1 and November 1. Intelsat Jackson may redeem some or all of the 2019 Jackson Notes at any time prior to November 1, 2014 at a price equal to 100% of the principal amount thereof plus the make-whole premium described in the respective notes. Thereafter, Intelsat Jackson may redeem some or all of the respective notes at the applicable redemption prices set forth in the respective notes.

The 2019 Jackson Notes are senior unsecured obligations of Intelsat Jackson and rank equally with Intelsat Jackson’s other senior unsecured indebtedness.

7 1/4% Senior Notes due 2020

Intelsat Jackson had $1.0 billion in aggregate principal amount of its 7 1/4 % Senior Notes due 2020 (the “2020 Jackson Notes”) outstanding at December 31, 2011. The 2020 Jackson Notes are guaranteed by Intelsat S.A., Intelsat Luxembourg, Intelsat Sub Holdco and certain of its subsidiaries.

Interest is payable on the 2020 Jackson Notes semi-annually on April 15 and October 15. With the exception of the two options stated below, the 2020 Jackson Notes shall not be redeemable prior to October 15, 2015. Thereafter, Intelsat Jackson may redeem some or all of the respective notes at the applicable redemption prices set forth in the respective notes.

Intelsat Jackson may redeem some or all of the 2020 Jackson Notes at any time prior to October 15, 2015 at a price equal to 100% of the principal amount thereof plus the applicable premium described in the respective notes. Or Intelsat Jackson may redeem at its option some or all of the 2020 Jackson Notes at any time prior to October 15, 2013 for up to 35% of the aggregate principal amount of the Notes with the net cash proceeds of one or more equity offerings by Intelsat Jackson or its direct or indirect parent, under the conditions set forth in the respective notes.

7  1/4% Senior Notes due 2019 and 7 1/2% Senior Notes due 2021

Intelsat Jackson had $1.5 billion in aggregate principal amount of its 7 1/4% Senior Notes due 2019 (the “7 1/4% 2019 Jackson Notes”) and $1.15 billion aggregate principal amount of its 7 1/2% Senior Notes due 2021 (the “2021 Jackson Notes” and, together with the 7 1/4% 2019 Jackson Notes, the “New Jackson Notes”) outstanding at December 31, 2011. The New Jackson Notes are guaranteed by Intelsat S.A., Intelsat Luxembourg, and certain wholly-owned subsidiaries of Intelsat Jackson.

Interest is payable on the New Jackson Notes semi-annually on April 1 and October 1. Intelsat Jackson may redeem the 7 1/4% 2019 Jackson Notes and the 2021 Jackson Notes, in whole or in part, prior to April 1, 2015 and April 1, 2016, respectively, at a price equal to 100% of the principal amount plus the applicable premium described in the respective notes. Intelsat Jackson may redeem the 7 1/4% 2019 Jackson Notes and the 2021 Jackson Notes, in whole or in part, on or after April 1, 2015 and April 1, 2016, respectively, at redemption prices set forth in the respective notes. Or Intelsat Jackson may redeem up to 35% of the aggregate principal amount of the New Jackson Notes on or prior to April 1, 2014, with the net cash proceeds of one or more equity offerings by Intelsat Jackson or its direct or indirect parent, under the conditions set forth in the respective notes.

Intelsat Jackson Senior Unsecured Credit Agreement

Intelsat Jackson has a senior unsecured credit facility consisting of a senior unsecured term loan facility due 2014 with $195.2 million outstanding at December 31, 2011.

Borrowings under the Intelsat Jackson Senior Unsecured Credit Agreement bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus 250 basis points or (ii) the Above Bank Rate (“ABR”), which is the rate for any day equal to the higher of (a) the Federal Funds Rate plus 50 basis points and (b) the rate of interest in effect for such day as its prime rate, plus 150 basis points.

Borrowings under the Intelsat Jackson Senior Unsecured Credit Agreement are prepayable at any time without premium or penalty. With respect to a change in control or asset sales, the Intelsat Jackson Unsecured Credit Agreement contains substantially the same prepayment provisions as the New 2016 Guaranteed Notes.

Borrowings under the Intelsat Jackson Senior Unsecured Credit Agreement are guaranteed by Intelsat S.A., Intelsat Luxembourg, Intelsat Sub Holdco and all of Intelsat Sub Holdco’s subsidiaries that guarantee the 2019 Jackson Notes and the 2020 Jackson Notes.

New Intelsat Jackson Senior Unsecured Credit Agreement

On July 1, 2008, Intelsat Jackson entered into the New Intelsat Jackson Senior Unsecured Credit Agreement, consisting of a senior unsecured term loan facility due 2014 with $810.9 million outstanding at December 31, 2011.

Borrowings under the New Intelsat Jackson Senior Unsecured Credit Agreement bear interest at either (i) LIBOR plus 300 basis points or (ii) the ABR plus 200 basis points. With respect to a change in control or asset sales, the New Intelsat Jackson Senior Unsecured Credit Agreement contains substantially the same prepayment provisions as the Intelsat Jackson Senior Unsecured Credit Agreement.

Borrowings under the New Intelsat Jackson Senior Unsecured Credit Agreement are guaranteed by Intelsat S.A., Intelsat Luxembourg, Intelsat Sub Holdco and all of Intelsat Sub Holdco’s subsidiaries that guarantee the 2019 Jackson Notes and the 2020 Jackson Notes.

Intelsat Jackson Senior Secured Credit Agreement

On January 12, 2011, Intelsat Jackson entered into the Intelsat Jackson Secured Credit Agreement, which includes a $3.25 billion term loan facility maturing in April 2018 and a $500.0 million revolving credit facility with a five year maturity, and borrowed the full $3.25 billion under the term loan facility. The term loan facility requires regularly scheduled quarterly payments of principal equal to 0.25% of the original principal amount of the term loan beginning six months after January 12, 2011, with the remaining unpaid amount due and payable at maturity on April 2, 2018. Up to $350.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $70.0 million of the revolving credit facility is available for swingline loans. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. Intelsat Jackson is required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, at a rate per annum of 0.375%. In August 2011, we borrowed and subsequently repaid $200.0 million principal amount under the revolving credit facility. As of December 31, 2011, Intelsat Jackson had $462.6 million (net of standby letters of credit) of availability remaining under its revolving credit facility. In February 2012, we borrowed $175.0 million under this revolving credit facility.

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

Intelsat Jackson’s obligations under the Intelsat Jackson Secured Credit Agreement are guaranteed by Intelsat Luxembourg, and certain of Intelsat Jackson’s subsidiaries. Intelsat Jackson’s obligations under the Intelsat Jackson Secured Credit Agreement are secured by a first priority security interest in substantially all of the assets of Intelsat Jackson and the guarantors, to the extent legally permissible and subject to certain agreed exceptions, and by a pledge of the equity interests of the subsidiary guarantors and the direct subsidiaries of each guarantor, subject to certain exceptions, including exceptions for equity interests in certain non-U.S. subsidiaries, existing contractual prohibitions and prohibitions under other legal requirements.

The Intelsat Jackson Secured Credit Agreement includes two financial covenants. Intelsat Jackson must maintain a consolidated secured debt to consolidated EBITDA ratio of less than or equal to 3.50 to 1.00 at the end of each fiscal quarter as well as a consolidated EBITDA to consolidated interest expense ratio of greater than or equal to 1.75 to 1.00 at the end of each fiscal quarter, in each case as such financial measures are defined in the Intelsat Jackson Secured Credit Agreement. Intelsat Jackson was in compliance with these financial maintenance covenant ratios with a consolidated secured debt to consolidated EBITDA ratio of 1.47 to 1.00 and a consolidated EBITDA to consolidated interest expense ratio of 2.76 to 1.00 as of December 31, 2011.

(d) New Dawn

New Dawn Credit Facilities

On December 5, 2008, New Dawn entered into a $215.0 million secured financing arrangement with an eight year maturity that consists of senior and mezzanine term loan facilities. The credit facilities are non-recourse to New Dawn’s shareholders, including us and our wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions. During the year ended December 31, 2011, New Dawn drew $35.2 million under this facility, primarily to fund the purchase of launch insurance for the launch of the Intelsat New Dawn satellite in the second quarter of 2011 and insurance on the satellite for five years in-orbit. The senior facility provides for a commitment of up to $125.0 million. The interest rate on term loans under the senior facility is the aggregate of LIBOR plus an applicable margin between 3.0% and 4.0% and certain costs, if incurred. The mezzanine facility provides for a commitment of up to $90.0 million. The interest rate on term loans under the mezzanine facility is the aggregate of LIBOR plus an applicable margin between 5.3% and 6.3% and certain costs, if incurred. New Dawn is required to pay a commitment fee at a rate per annum of between  3/8% and  1/2% on any unused commitments under the credit facilities. During the year ended December 31, 2011, New Dawn paid $46.4 million for satellite related capital expenditures, and had aggregate outstanding borrowings of $192.2 million under its credit facilities as of December 31, 2011.

Subsequent to the launch of the Intelsat New Dawn satellite in April 2011, which experienced an anomaly resulting in the failure to deploy the C-band antenna reflector (see Note 7—Satellites and Other Property and Equipment—2011 Anomalies), the New Dawn joint venture filed a partial loss claim with its insurer. The claim was finalized and agreed to during 2011, resulting in anticipated total insurance recoveries of $118.0 million. At December 31, 2011, $94.1 million of this amount was received from the insurers and is held in a specific insurance proceeds account reflected as restricted cash on the accompanying consolidated balance sheet. New Dawn’s secured financing arrangement provides that all or most of the proceeds of the insurance claim will be used to pay down New Dawn’s debt and a portion of the associated interest rate swap. Therefore, $107.4 million of the New Dawn senior term loan facility has been classified as current as of December 31, 2011.

(e) Horizons Holdings

Horizons Holdings had $73.3 million in aggregate principal amount of the Horizons Loan outstanding at December 31, 2011. These notes bear interest at LIBOR plus 0.6%. Horizons Holdings’ obligations under the loan agreement are secured by a security interest in substantially all of the assets of Horizons Holdings, Horizons-1 and Horizons-2. Payments on the Horizons Loan are made semi-annually in March and September in equal installments. As of December 31, 2011, six semi-annual payments remain on the Horizons Loan, which will be fully repaid in September 2014.

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

In connection with the 2011 Secured Loan Refinancing, certain of our interest rate swaps were assigned by Intelsat Sub Holdco and Intelsat Corp to Intelsat Jackson, and are now secured by a first priority security interest in the collateral that also secures obligations under the Intelsat Jackson Secured Credit Agreement (see Note 10—Long-Term Debt).

On December 22, 2011 we amended our interest rate swap agreements with an aggregate notional amount of $448.5 million between Intelsat Jackson and respective counterparties to the interest rate swaps. These amendments resulted in a change to the maturity date, the applicable fixed rate of interest that we pay and certain termination events.

As of December 31, 2011, we held interest rate swaps with aggregate notional amounts of $1.9 billion and $448.5 million that mature in March 2013 and January 2016, respectively. These swaps were entered into as further described below to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities, but have not been designated as hedges for accounting purposes. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest. On the interest rate reset date of December 14, 2011, the interest rate which the counterparties utilized to compute interest due to us was 0.54%.

Additionally, New Dawn had a zero-coupon interest rate swap with varying notional amounts that matured on July 7, 2011. As of December 31, 2011, New Dawn had a floating-to-fixed interest rate swap to hedge future interest payments on its senior and mezzanine term loan facilities. The interest rate swap has an effective date of July 7, 2011, maturing on July 7, 2014, with a notional amount of $65.5 million for the mezzanine loan and varying notional amounts for the senior loan. We receive an interest rate of three-month LIBOR and pay a fixed coupon of 3.72%. On the interest rate reset date of October 5, 2011, the interest rate which the counterparties utilized to compute interest due to us was 0.38%. Both of these swaps were undesignated as hedges for accounting purposes.

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

All of these interest rate swaps were undesignated as of December 31, 2011. The swaps are marked-to-market quarterly with any change in fair value recorded within (gains) losses on derivative financial instruments in our consolidated statements of operations. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of our derivatives. The fair value measurement of derivatives could result in either a net asset or a net liability position for us. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting arrangements as applicable and necessary. When the swaps are in net liability position for us, the credit valuation adjustments are calculated by determining the total expected exposure of the derivatives, incorporating the current and potential future exposures and then applying an applicable credit spread to the exposure. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. The inputs utilized for our own credit spread are based on implied spreads from traded levels of our debt. Accordingly, as of December 31, 2011 we recorded a non-cash credit valuation adjustment of approximately $4.0 million as a reduction to our liability.

As of December 31, 2010 and December 31, 2011, $6.4 million and $14.8 million was included in other current liabilities, respectively, and $141.4 million and $80.7 million was included in other long-term liabilities, respectively, within our consolidated balance sheets related to the interest rate swaps. The $14.8 million in other current liabilities at December 31, 2011 includes $10.4 million related to the portion of the New Dawn insurance proceeds that we anticipate will be used to pay down a portion of the New Dawn interest rate swap (see Note 7—Satellites and Other Property and Equipment—2011 Anomalies).

Put Option Embedded Derivative Instrument

At the date of issuance of the 2015 Intelsat Sub Holdco Notes, Series B, we determined that these debt instruments contained a contingent put option clause within the host contract, which afforded the holders of the notes the option to require the issuer to repurchase such notes at 101% of their principal amount in the event of a change of control, as defined in the indenture governing the notes. In our evaluation of the financing arrangement, we concluded that the contingent put option required bifurcation in accordance with current accounting standards under FASB ASC 815. We therefore bifurcated the contingent put option and carried it as a derivative liability at fair value. We estimated the fair value of the derivative on the date of inception using a standard valuation technique, which places the most significant emphasis upon the estimated date and probability of a change of control and incorporated the issue price, maturity date and change of control put price. We subsequently revalued the derivative at the end of each reporting period, recognizing any change in fair value through earnings. The fair value of the embedded derivative was calculated as $4.3 million at December 31, 2010. As of May 5, 2011, we redeemed the entire $400 million aggregate principal amount outstanding of the 2015 Intelsat Sub Holdco Notes, Series B (see Note10—Long-Term Debt for further discussion). Therefore, we derecognized the embedded derivative liability and the value at December 31, 2011 was $0. We recorded a gain of $10.3 million during the year ended December 31, 2010 as well as a gain of $4.3 million during the year ended December 31, 2011 which adjusted the fair market value of the put option embedded derivative to $0, both of which are included in losses on derivative financial instruments in our consolidated statement of operations.

The following table sets forth the fair value of our derivatives by category (in thousands):

		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	December 31, 2010	December 31, 2011
Undesignated interest rate swaps	Other current liabilities	$6,404	$14,828
Undesignated interest rate swaps	Other long-term liabilities	141,411	80,690

Put option embedded derivative	Other long-term liabilities	4,295	—

Total derivatives		$152,110	$95,518

The following table sets forth the effect of the derivative instruments on the consolidated statements of operations (in thousands):

Derivatives not designated as hedging instruments	Presentation in Statements of Operations	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011
Undesignated interest rate swaps	Losses on derivative financial instruments	$24,121	$99,814	$28,930
Put option embedded derivative	Losses on derivative financial instruments	(21,440)	(10,305)	(4,295)

Total losses on derivative financial instruments		$2,681	$89,509	$24,635

Note 12	Income Taxes

The following table summarizes our total loss before income taxes (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2010	2011
Domestic income (loss) before income taxes	$114,380	$(446,738)	$(565,768)
Foreign income (loss) before income taxes	(885,042)	(87,409)	76,381

Total loss before income taxes	$(770,662)	$(534,147)	$(489,387)

The change between our pre-tax domestic and foreign income (loss) for the year ended December 31, 2010 as compared to 2011 is due primarily to the 2011 Reorganization.

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2010	2011
Current income tax provision (benefit)
Domestic	$1,206	$(5,097)	$1,162
Foreign	47,111	23,942	23,011

Total	48,317	18,845	24,173

Deferred income tax provision (benefit):
Foreign	(36,918)	(45,223)	(79,566)

Total	(36,918)	(45,223)	(79,566)

Total income tax provision (benefit):	$11,399	$(26,378)	$(55,393)

The income tax provision (benefit) was different from the amount computed using the Luxembourg statutory income tax rate of 28.80% for the reasons set forth in the following table (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011

Expected tax benefit at Luxembourg statutory income tax rate	$(220,332)	$(152,239)	$(140,944)
Foreign income tax differential	252,996	(166)	27,626
Nontaxable interest income	(41,368)	(45,482)	(102,758)
U.S. extraterritorial income exclusion tax benefit	(4,149)	(1,194)	(208)
U.S. extraterritorial income exclusion tax benefit - prior period adjustment	—	7,048	—
Change in tax rate	8,864	(7,948)	716
Medicare Part D subsidy	—	2,891	—
Nondeductible stock compensation expense	1,316	—	—
Changes in unrecognized tax benefits	11,434	(17,345)	(5,087)
Basis difference in WildBlue	(29,066)	—	—
Fair market value basis adjustment on Luxembourg assets and liabilities	(687,529)	(106,477)	—
Changes in valuation allowance	719,801	297,365	173,564
Tax effect of 2011 Intercompany Sale	—	—	(6,272)
Other	(568)	(2,831)	(2,030)

Total income tax provision	$11,399	$(26,378)	$(55,393)

The extraterritorial income exclusion benefit will continue to be reduced in subsequent years because of changes to the federal tax law. We have certain contracts that are grandfathered under the tax law.

Because of our cumulative losses in recent years and the inherent uncertainty associated with the realization of future income in the near term, we have recorded a valuation allowance against our Luxembourg net deferred tax assets at December 31, 2010 and 2011. During 2011, Luxembourg enacted a tax rate change increasing the tax rate from 28.59% to 28.8%. The effective date of the enacted tax rate change is January 1, 2011. Due to the full valuation allowance on our Luxembourg net deferred tax assets, the rate change does not materially affect our tax expense. Our Luxembourg net operating loss includes the effect of Luxembourg GAAP to US GAAP differences, primarily related to fair value adjustments attributable to our Luxembourg Migration on December 15, 2009 and the 2011 Reorganization.

The following table details the composition of the net deferred tax balances as of December 31, 2010 and 2011 (in thousands).

	As of December 31, 2010	As of December 31, 2011

Current deferred taxes, net	$24,090	$26,058
Long-term deferred taxes, net	(484,076)	(265,181)
Other long-term assets	64,491	7,407

Net deferred taxes	$(395,495)	$(231,716)

The components of the net deferred tax liability were as follows (in thousands):

	As of December 31, 2010	As of December 31, 2011
Deferred tax assets:
Accruals and advances	$9,416	$37,592
Amortizable intangible assets	558,276	447,839
Non-amortizable intangible assets	85,219	85,219
Performance incentives	39,072	35,984
Sales-type leases	16,364	—
Customer deposits	58,533	56,605
Debt issuance costs	4,021	—
Bad debt reserve	7,146	1,668
Accrued retirement benefits	100,541	116,130
Interest rate swap	27,573	14,999
Satellites and other property and equipment	77,690	125,422
Disallowed Interest Expense	—	27,653
Net operating loss carryforward	337,727	626,507
Capital loss carryforward	19,741	22,680
Alternative minimum tax credit carryforward	16,345	16,345
Other	13,962	22,857

Total deferred tax assets	1,371,626	1,637,500

Deferred tax liabilities:
Satellites and other property and equipment	(275,282)	(79,706)
Amortizable intangible assets	(160,798)	(35,612)
Non-amortizable intangible assets	(241,233)	(268,087)
Debt obligations	(28,423)	—
Tax Basis Differences in Investments and Affiliates	—	(273,281)
Other	(10,653)	(8,008)

Total deferred tax liabilities	(716,389)	(664,694)

Valuation allowance	(1,050,732)	(1,204,522)

Total net deferred tax liabilities	$(395,495)	$(231,716)

As of December 31, 2010 and 2011, our consolidated balance sheets included a deferred tax asset in the amount of $337.7 million and $626.5 million, respectively, attributable to the future benefit from the utilization of certain net operating loss carryforwards and $16.3 million and $16.3 million of deferred tax assets, respectively, attributable to the future benefit from the utilization of alternative minimum tax credit carryforwards. As of December 31, 2011, we had tax effected U.S. federal, state and foreign tax net operating loss carryforwards of $111.9 million expiring between 2017 and 2031 and tax effected Luxembourg net operating loss carryforwards of $514.6 million without expiration. These Luxembourg net operating loss carryforwards were caused primarily by our interest expense. Our alternative minimum tax credit carryforward of $16.3 million may be carried forward indefinitely. Our capital loss carryforward was $22.7 million, which may be carried forward for the next three to five years to offset capital gains. As we do not believe we will generate capital gains sufficient to offset this capital loss carryforward in the next three to five years, an offsetting valuation allowance has been recorded.

Our valuation allowance as of December 31, 2011 was $1.2 billion, of which $22.7 million relates to our capital loss carryforwards. Almost all of the remaining valuation allowance relates to net operating loss carryforwards and deferred tax assets created by differences between US GAAP and Luxembourg tax basis. Certain operations of our subsidiaries are controlled by various intercompany agreements which provide these subsidiaries with predictable operating profits. Other subsidiaries, principally Luxembourg subsidiaries, are subject to the risks of our overall business conditions which make their earnings less predictable.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	2010	2011
Balance at January 1	$86,921	$71,981
Increases related to current year tax positions	5,283	3,665
Increases related to prior year tax positions	6,264	5,064
Decreases related to prior year tax positions	(20,686)	(14,259)
Expiration of statute of limitations for the assessment of taxes	(5,801)	(1,684)

Balance at December 31	$71,981	$64,767

As of December 31, 2011, our gross unrecognized tax benefits were $64.8 million (including interest and penalties), of which $46.6 million if recognized, would affect our effective tax rate. As of December 31, 2010 and 2011, we had recorded reserves for interest and penalties of $5.7 million and $8.6 million, respectively. We continue to recognize interest and, to the extent applicable, penalties with respect to the unrecognized tax benefits as income tax expense.

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

On March 7, 2011, Intelsat Holding Corporation was notified by the Internal Revenue Service of its intent to initiate an audit for the tax years ending December 31, 2008 and 2009. On December 13, 2011, the tax authorities in the United Kingdom initiated an audit of our UK subsidiaries for the tax year ending December 31, 2009. At this point in time, it is too early to anticipate the probability of any adjustments resulting from these audits.

On September 30, 2011, certain subsidiaries of Intelsat Corporation, a U.S. subsidiary of Intelsat SA, merged into Intelsat Corporation. As a result, Intelsat Corporation released certain state valuation allowances and recorded a tax benefit of $26.4 million.

Tax Contingency

Prior to August 20, 2004, our subsidiary, Intelsat Corp, joined with The DIRECTV Group and General Motors Corporation in filing a consolidated U.S. federal income tax return. In April 2004, Intelsat Corp entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among Intelsat Corp and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify Intelsat Corp for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from Intelsat Corp regarding any liability for the federal or consolidated state or local income taxes of General Motors Corporation and The DIRECTV Group, except those income taxes Intelsat Corp is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corp for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of the PanAmSat recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, Intelsat Corp’s tax exposure after indemnification related to these periods is capped at $15.0 million, of which $4.0 million has been paid to date. The tax separation agreement with The DIRECTV Group is effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates. As of December 31, 2010 and 2011, we had a tax indemnification receivable of $2.3 million.

Note 13	Contractual Commitments

In the further development and operation of our commercial global communications satellite system, significant additional expenditures are anticipated. In connection with these and other expenditures, we have assumed a significant amount of long-term debt, as described in Note 10—Long-Term Debt. In addition to these debt and related interest obligations, we have expenditures represented by other contractual commitments. The additional expenditures as of December 31, 2011 and the expected year of payment are as follows (in thousands):

	Satellite Construction and Launch Obligations	Satellite Performance Incentive Obligations	Operating Leases	Sublease Rental Income	Customer and Vendor Contracts	Total
2012	$474,535	$28,279	$5,098	$(3,509)	$140,821	$645,224
2013	192,302	24,057	4,074	(3,302)	23,613	240,744
2014	79,396	22,577	3,176	(1,128)	13,929	117,950
2015	18,025	19,684	2,923	(27)	6,378	46,983
2016	19,752	17,433	2,903	(56)	1,193	41,225
2017 and thereafter	184,827	73,189	47,561	—	949	306,526

Total contractual commitments	$968,837	$185,219	$65,735	$(8,022)	$186,883	$1,398,652

(a) Satellite Construction and Launch Obligations

As of December 31, 2011, we had approximately $968.8 million of expenditures remaining under our existing satellite construction and launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of December 31, 2011, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

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

(b) Satellite Performance Incentive Obligations

Satellite construction contracts also typically require that we make orbital incentive payments (plus interest as defined in each agreement with the satellite manufacturer) over the orbital life of the satellite. The incentive obligations may be subject to reduction or refund if the satellite fails to meet specific technical operating standards. As of December 31, 2011, we had $185.2 million recorded in relation to satellite performance incentive obligations, including future interest payments.

(c) Operating Leases

We have commitments for operating leases primarily relating to equipment and office facilities. These leases contain escalation provisions for increases. As of December 31, 2011, the total obligation related to operating leases, net of $8.0 million aggregate sublease income on leased facilities and rental income, was $57.7 million. We lease space in our Washington, D.C. building, which we own, to various tenants. As of December 31, 2011, the minimum rental income anticipated with respect to this building is $7.7 million, which is expected to be received during the next three years. Rental income and sublease income are included in other income (expense), net in the accompanying consolidated statements of operations.

Total rent expense for the years ended December 31, 2009, 2010 and 2011, was $7.0 million, $6.1 million and $4.9 million, respectively.

(d) Customer and Vendor Contracts

We have contracts with certain customers that require us to provide equipment, services and other support during the term of the related contracts. We also have long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of December 31, 2011, we had commitments under these customer and vendor contracts which totaled approximately $186.9 million related to the provision of equipment, services and other support.

Note 14	Contingencies

(a) Insurance

As of December 31, 2011, the majority of our in-orbit satellites were uninsured. Of the insured satellites, one was covered by an insurance policy with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure (“Significant Exclusion Policies”). The Significant Exclusion Policies reduce the probability of an insurance recovery in the event of a loss on this satellite. Galaxy 13/Horizons-1, which was placed in service in January 2004 and is insured by a policy with an exclusion for XIPS related anomalies, continues to have XIPS available as its primary propulsion system. It also has a bi-propellant fuel system currently in use, with sufficient bi-propellant fuel to maintain station-kept orbit until approximately July 2020.

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

(c) LCO Protection

Most of the customer service commitments entered into prior to our privatization were transferred to us pursuant to novation agreements. Certain of these agreements contain provisions, including provisions for lifeline connectivity obligation (“LCO”) protection, which constrain our ability to price services in some circumstances. Our LCO contracts require us to provide customers with the right to renew their service commitments covered by LCO contracts at prices no higher than the prices charged for those services on the privatization date. Under some circumstances, we may also be required by an LCO contract to reduce the price for a service commitment covered by the contract. LCO protection may continue until July 18, 2013. As of December 31, 2011, we had approximately $95.9 million of backlog covered by LCO contracts and to date we have not been required to reduce prices for our LCO-protected service commitments. There can be no assurance that we will not be required to reduce prices in the future under our LCO commitments.

(d) WildBlue Litigation

In late 2010, Intelsat USA Sales Corp. (“USA Sales”), our wholly-owned indirect subsidiary, and certain of our directors and officers, were named as defendants in an amendment to a lawsuit filed against WildBlue in Delaware. The lawsuit alleged, among other things, that various former directors of WildBlue, including certain of our directors and officers, breached their fiduciary duty in connection with their approval of a recapitalization of WildBlue in July 2008. WildBlue was a U.S. satellite broadband internet service provider, and USA Sales owned approximately 28% of WildBlue before selling its interest to Viasat in a non-cash transaction in December 2009. On November 30, 2011, the parties reached a settlement, pursuant to which we agreed to pay $6.1 million, representing our share of the settlement payment, in exchange for a release of all claims made by the plaintiffs. The court approved the settlement in January 2012. We accrued the $6.1 million in the fourth quarter of 2011 and it is included in other income, net in the accompanying consolidated statement of operations for the year ended December 31, 2011. We incurred approximately $2.2 million of legal fees in connection with the case, which have been reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations.

Note 15	Business and Geographic Segment Information

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

The geographic distribution of our revenue was as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011
North America	46%	46%	47%
Europe	17%	16%	16%
Africa and Middle East	17%	18%	17%
Latin America and Caribbean	12%	13%	14%
Asia Pacific	8%	7%	6%

Approximately 4% of our revenue was derived from our largest customer during each of the years ended December 31, 2009, 2010 and 2011. The ten largest customers accounted for approximately 24%, 27% and 27% of our revenue for the years ended December 31, 2009, 2010 and 2011, respectively.

Our revenues were derived from the following services, with Off-Network and Other Revenues shown separately from On-Network Revenues (in thousands, except percentages):

	Year Ended December 31, 2009		Year Ended December 31, 2010		Year Ended December 31, 2011
On-Network Revenues
Transponder services	$1,795,477	71%	$1,839,047	72%	$1,907,768	74%
Managed services	338,607	14%	321,863	13%	294,078	11%
Channel	133,660	5%	119,924	5%	104,981	4%

Total on-network revenues	2,267,744	90%	2,280,834	90%	2,306,827	89%
Off-Network and Other Revenues
Transponder, MSS and other off-network services	160,660	6%	221,663	9%	225,328	9%
Satelitte-related services	84,635	4%	42,155	1%	56,271	2%

Total off-network and other revenues	245,295	10%	263,818	10%	281,599	11%

Total	$2,513,039	100%	$2,544,652	100%	$2,588,426	100%

Note 16	Related Party Transactions

(a) Shareholders’ Agreement

The shareholders of Intelsat Global entered into shareholders’ agreements on February 4, 2008. The shareholders’ agreements and the articles of incorporation of Intelsat Global provide, among other things, for the governance of Intelsat Global and its subsidiaries and provide specific rights to and limitations upon the holders of Intelsat Global’s share capital with respect to shares held by such holders.

(b) Monitoring Fee Agreements and Transaction Fees

Intelsat Luxembourg, our direct wholly-owned subsidiary, has a monitoring fee agreement dated February 4, 2008 (the “2008 MFA”) with BC Partners Limited and Silver Lake Management Company III, LLC, entities associated with the New Sponsors (together, the “2008 MFA Parties”), pursuant to which the 2008 MFA Parties provide certain monitoring, advisory and consulting services to Intelsat Luxembourg. We recorded expense for services associated with the 2008 MFA of $23.2 million, $24.7 million and $24.9 million for the years ended December 31, 2009, 2010 and 2011, respectively.

(c) Ownership by Management

Certain directors, officers and key employees of Intelsat Global and its subsidiaries hold restricted shares, options and SCAs of Intelsat Global (see Note 4—Share-based and Other Compensation). In the aggregate, these shares and arrangements outstanding as of December 31, 2011 provided for the issuance of approximately 12.6% of the voting equity of Intelsat Global on a fully diluted basis.

(d) Resale of Intelsat Luxembourg Notes

In April 2011, entities associated with funds and investment vehicles advised or controlled by Silver Lake Partners, one of our principal shareholders, sold all of the $190.9 million aggregate principal amount of the 2017 Senior Notes and $854 million aggregate principal amount of the 2017 PIK Notes that they had purchased in 2008.

(e) Horizons Holdings

We have a 50% ownership interest in Horizons Holdings as a result of a joint venture with JSAT (see Note 8—Investments).

(f) New Dawn

We have a 74.9% ownership interest in New Dawn as a result of the New Dawn Project Agreement with Convergence Partners (see Note 8—Investments).

(g) WP Com

We have a 49% ownership interest in WP Com as a result of a joint venture with Corporativo (see Note 8—Investments).

(h) Receivable from Related Party

We had a receivable from Intelsat Global as of December 31, 2010 and 2011 of $5.0 million and $16.8 million, respectively (see Note 6—Receivables).

Note 17	Quarterly Results of Operations (unaudited)

	Quarter Ended
2010	March 31	June 30	September 30	December 31
Revenue	$621,140	$635,286	$644,256	$643,970
Income from operations	245,452	135,242	274,572	256,827
Net loss	(103,428)	(181,912)	(107,353)	(115,077)
Net loss attributable to Intelsat S.A.	(102,618)	(180,646)	(106,400)	(115,789)

	Quarter Ended
2011	March 31	June 30	September 30	December 31
Revenue	$640,188	$642,446	$652,881	$652,911
Income from operations	290,278	271,364	292,249	315,092
Net loss	(215,758)	(214,482)	(2,109)	(1,645)
Net loss attributable to Intelsat S.A.	(215,598)	(213,368)	(442)	(3,480)

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

The quarter ended March 30, 2011 included a $168.2 million loss on early extinguishment of debt recognized in connection with the repayment of debt in the 2011 Secured Loan Refinancing and the 2011 Notes Redemptions. The quarter ended June 30, 2011 included a $158.0 million loss on early extinguishment of debt related to the repayment of debt in connection with the 2011 Intelsat Jackson Notes Offering, and the subsequent tender offers and additional redemptions. The quarter ended September 30, 2011 included a $20.2 million loss from previously unconsolidated affiliates for a charge as a result of the remeasurement of our investment in Horizons Holdings to fair value upon the consolidation of the joint venture on September 30, 2011 (see Note 8(b)—Investments—Horizons Holdings). In addition, we recorded a $7.4 million income tax benefit in the quarter ended September 30, 2011, related to this charge.

Note 18	Supplemental Consolidating Financial Information

Intelsat Jackson is the issuer of approximately $1.0 billion of the 2016 Intelsat Jackson Notes. The 2016 Intelsat Jackson Notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat S.A. and Intelsat Luxembourg. The 2016 Intelsat Jackson Notes are not guaranteed by any of Intelsat Jackson’s direct or indirect subsidiaries.

In addition, on June 27, 2008, Intelsat Luxembourg issued the 2017 Senior Notes and the 2017 PIK Notes, which are fully and unconditionally guaranteed, jointly and severally, by Intelsat S.A.

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

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non-Guarantors)	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents, net of restricted cash	$511	$908	$2,269	$291,012	$—	$294,700
Restricted cash	—	—	—	94,131	—	94,131
Receivables, net of allowance	41	—	—	331,330	—	331,371
Deferred income taxes	—	—	—	26,058	—	26,058
Prepaid expenses and other current assets	551	16	37	42,330	—	42,934
Intercompany receivables	—	6,249	—	897,410	(903,659)	—

Total current assets	1,103	7,173	2,306	1,682,271	(903,659)	789,194

Satellites and other property and equipment, net	—	—	—	6,142,731	—	6,142,731
Goodwill	—	—	—	6,780,827	—	6,780,827
Non-amortizable intangible assets	—	—	—	2,458,100	—	2,458,100
Amortizable intangible assets, net	—	—	—	742,868	—	742,868
Investment in affiliates	(303,483)	5,177,192	15,832,505	1,010	(20,706,214)	1,010
Other assets	5,356	99,680	95,708	246,280	(348)	446,676

Total assets	$(297,024)	$5,284,045	$15,930,519	$18,054,087	$(21,610,221)	$17,361,406

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,484	$(10)	$450	$195,252	$—	$198,176
Accrued interest payable	3,831	227,953	125,714	1,838	—	359,336
Current portion of long-term debt	—	—	32,500	132,318	—	164,818
Deferred satellite performance incentives	—	—	—	17,715	—	17,715
Other current liabilities	—	—	3,195	137,874	—	141,069
Intercompany payables	487,031	—	416,628	—	(903,659)	—

Total current liabilities	493,346	227,943	578,487	484,997	(903,659)	881,114
Long-term debt, net of current portion	302,079	5,307,986	10,093,802	133,645	—	15,837,512
Deferred satellite performance incentives, net of current portion	—	—	—	113,974	—	113,974
Deferred revenue, net of current portion	—	—	—	724,413	—	724,413
Deferred income taxes	—	—	—	265,181	—	265,181
Accrued retirement benefits	—	—	—	305,902	—	305,902
Other long-term liabilities	—	49,673	81,038	192,372	(348)	322,735

Noncontrolling interest	—	—	—	3,024	—	3,024

Shareholder’s equity (deficit):
Ordinary shares	5,000	669,036	4,322,473	9,576,008	(14,567,517)	5,000
Other shareholder’s equity (deficit)	(1,097,449)	(970,593)	854,719	6,254,571	(6,138,697)	(1,097,449)

Total liabilities and shareholder’s equity	$(297,024)	$5,284,045	$15,930,519	$18,054,087	$(21,610,221)	$17,361,406

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

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non-Guarantors)	Consolidation and Eliminations	Consolidated

Revenue	$5,221	$—	$—	$2,588,443	$(5,238)	$2,588,426

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	422,398	(5,219)	417,179
Selling, general and administrative	5,691	25,302	955	176,260	(19)	208,189
Depreciation and amortization	—	—	—	769,440	—	769,440
Losses on derivative financial instruments	—	—	24,265	370	—	24,635

Total operating expenses	5,691	25,302	25,220	1,368,468	(5,238)	1,419,443

Income (loss) from operations	(470)	(25,302)	(25,220)	1,219,975	—	1,168,983
Interest expense, net	72,915	612,560	593,975	30,034	—	1,309,484
Loss on early extinguishment of debt	(78,960)	—	(28,963)	(218,260)	—	(326,183)
Subsidiary income (loss)	(280,553)	369,951	1,018,107	—	(1,107,505)	—
Loss from previously unconsolidated affiliates	—	—	—	(24,658)	—	(24,658)
Other income (loss), net	10	(1)	2	1,944	—	1,955

Income (loss) before income taxes	(432,888)	(267,912)	369,951	948,967	(1,107,505)	(489,387)
Benefit from income taxes	—	—	—	(55,393)	—	(55,393)

Net income (loss)	(432,888)	(267,912)	369,951	1,004,360	(1,107,505)	(433,994)
Net loss attributable to noncontrolling interest	—	—	—	1,106	—	1,106

Net income (loss) attributable to Intelsat S.A.	$(432,888)	$(267,912)	$369,951	$1,005,466	$(1,107,505)	$(432,888)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non-Guarantors)	Consolidation and Eliminations	Consolidated

Revenue	$—	$—	$—	$2,544,652	$—	$2,544,652

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	413,400	—	413,400
Selling, general and administrative	4,054	25,204	376	190,573	—	220,207
Depreciation and amortization	—	—	—	798,817	—	798,817
Impairment of asset value	—	—	—	110,625	—	110,625
Losses on derivative financial instruments	—	—	35,942	53,567	—	89,509

Total operating expenses	4,054	25,204	36,318	1,566,982	—	1,632,558

Income (loss) from operations	(4,054)	(25,204)	(36,318)	977,670	—	912,094
Interest expense, net	123,482	611,213	331,155	313,169	—	1,379,019
Loss on early extinguishment of debt	—	—	—	(76,849)	—	(76,849)
Subsidiary income (loss)	(415,901)	234,134	550,951	—	(369,184)	—
Other income, net	—	—		9,627	—	9,627

Income (loss) before income taxes	(543,437)	(402,283)	183,478	597,279	(369,184)	(534,147)
Provision for (benefit from) income taxes	(37,985)	(14,090)	(50,656)	76,353	—	(26,378)

Net income (loss)	(505,452)	(388,193)	234,134	520,926	(369,184)	(507,769)
Net loss attributable to noncontrolling interest	—	—	—	2,317	—	2,317

Net income (loss) attributable to Intelsat S.A.	$(505,452)	$(388,193)	$234,134	$523,243	$(369,184)	$(505,452)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non-Guarantors)	Consolidation and Eliminations	Consolidated

Revenue	$—	$—	$—	$2,513,039	$—	$2,513,039

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	401,826	—	401,826
Selling, general and administrative	28,029	23,273	224	208,418	—	259,944
Depreciation and amortization	—	—	—	804,037	—	804,037
Impairment of asset value	—	—	—	499,100	—	499,100
(Gains) losses on derivative financial instruments	—	—	4,672	(1,991)	—	2,681

Total operating expenses	28,029	23,273	4,896	1,911,390	—	1,967,588

Income (loss) from operations	(28,029)	(23,273)	(4,896)	601,649	—	545,451
Interest expense, net	104,311	622,058	291,908	345,746	(1,200)	1,362,823
Gain (loss) on early extinguishment of debt	(74,483)	19,676	—	60,704	(1,200)	4,697
Subsidiary income (loss)	(536,884)	128,646	476,106	—	(67,868)	—
Other income (expense), net	—	(1)		42,014	—	42,013

Income (loss) before income taxes	(743,707)	(497,010)	179,302	358,621	(67,868)	(770,662)
Provision for (benefit from) income taxes	37,985	14,133	50,656	(91,375)	—	11,399

Net income (loss)	(781,692)	(511,143)	128,646	449,996	(67,868)	(782,061)
Net loss attributable to noncontrolling interest	—	—	—	369	—	369

Net income (loss) attributable to Intelsat S.A.	$(781,692)	$(511,143)	$128,646	$450,365	$(67,868)	$(781,692)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non-Guarantors)	Consolidation and Eliminations	Consolidated

Cash flows from operating activities:	$(44,987)	$(557,340)	$(337,550)	$1,855,937	$—	$916,060

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	—	(844,688)	—	(844,688)
Disbursements for intercompany loans	—	—	(113,206)	(157,412)	270,618	—

Capital contributions to previously unconsolidated affiliates	—	—	—	(12,209)	—	(12,209)
Loan to affiliated party	—	—	—	(10,000)	—	(10,000)
Investment in subsidiaries	(3,550)	—	(5,061,999)	—	5,065,549	—
Dividend from affiliates	564,334	1,112,567	911,907	—	(2,588,808)	—
Other investing activities	—	—	—	16,466	—	16,466

Net cash provided by (used in) investing activities	560,784	1,112,567	(4,263,298)	(1,007,843)	2,747,359	(850,431)

Cash flows from financing activities:
Repayments of long-term debt	(485,841)	—	(555,880)	(5,289,423)	—	(6,331,144)
Proceeds from issuance of long-term debt	—	—	6,083,750	35,675	—	6,119,425
Proceeds from intercompany borrowing	—	—	157,412	113,206	(270,618)	—
Debt issuance costs	—	—	(70,091)	—	—	(70,091)
Payment of premium on early retirement of debt	(36,770)	—	(26,114)	(108,163)	—	(171,047)

Principal payments on deferred satellite performance incentives	—	—	—	(14,111)	—	(14,111)
Capital contribution from parent	—	—	—	5,065,549	(5,065,549)	—
Dividends to shareholders	—	(564,334)	(1,112,567)	(911,907)	2,588,808	—
Noncontrolling interest in New Dawn	—	—	—	1,734	—	1,734

Net cash provided by (used in) financing activities	(522,611)	(564,334)	4,476,510	(1,107,440)	(2,747,359)	(465,234)

Effect of exchange rate changes on cash and cash equivalents	10	(2)	2	1,365	—	1,375

Net change in cash and cash equivalents	(6,804)	(9,109)	(124,336)	(257,981)	—	(398,230)
Cash and cash equivalents, beginning of period	7,315	10,017	126,605	548,993	—	692,930

Cash and cash equivalents, end of period	$511	$908	$2,269	$291,012	$—	$294,700

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non-Guarantors)	Consolidation and Eliminations	Consolidated

Cash flows from operating activities:	$(68,898)	$(340,628)	$(177,218)	$1,604,962	$—	$1,018,218

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	—	(982,127)	—	(982,127)
Proceeds from sale of investment	—	—	—	28,594	—	28,594
Disbursements for intercompany loans	—	—	—	(228,499)	228,499	—

Capital contribution to previously unconsolidated affiliates	—	—	—	(12,209)	—	(12,209)
Investment in subsidiaries	(6,500)	—	(868,087)	—	874,587	—
Dividend from affiliates	35,013	203,794	351,006	—	(589,813)	—
Other investing activities	—	—	—	11,128	—	11,128

Net cash provided by (used in) investing activities	28,513	203,794	(517,081)	(1,183,113)	513,273	(954,614)

Cash flows from financing activities:
Repayments of long-term debt	—	—	—	(801,785)	—	(801,785)
Proceeds from issuance of long-term debt	—	—	1,000,000	25,565	—	1,025,565
Proceeds from intercompany borrowing	23,253	167,235	38,011	—	(228,499)	—
Debt issuance costs	(15,370)	(1,485)	(15,521)	—	—	(32,376)
Payment of premium on early retirement of debt	—	—	—	(44,613)	—	(44,613)

Principal payments on deferred satellite performance incentives	—	—	—	(15,030)	—	(15,030)
Principal payments on capital lease obligations	—	—	—	(191)	—	(191)
Capital contribution from parent	18,000	—	—	874,587	(874,587)	18,000
Dividends to shareholders	—	(35,013)	(203,794)	(351,006)	589,813	—
Noncontrolling interest in New Dawn	—	—	—	1,128	—	1,128

Net cash provided by (used in) financing activities	25,883	130,737	818,696	(311,345)	(513,273)	150,698

Effect of exchange rate changes on cash and cash equivalents	—	(1)	2	1,056	—	1,057

Net change in cash and cash equivalents	(14,502)	(6,098)	124,399	111,560	—	215,359
Cash and cash equivalents, beginning of period	21,817	16,115	2,206	437,433	—	477,571

Cash and cash equivalents, end of period	$7,315	$10,017	$126,605	$548,993	$—	$692,930

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non-Guarantors)	Consolidation and Eliminations	Consolidated

Cash flows from operating activities:	$(96,719)	$(348,049)	$(296,688)	$1,615,112	$—	$873,656

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	—	(943,133)	—	(943,133)
Proceeds from sale of other property and equipment	—	—	—	686	—	686
Disbursements for intercompany loans	—	—	(10,616)	(302,295)	312,911	—
Capital contribution to unconsolidated affiliates	—	—	—	(12,210)	—	(12,210)
Investment in subsidiaries	(5,000)	—	(100,000)	—	105,000	—
Investment in affiliate debt	—	—	—	(347,953)	347,953	—
Dividend from affiliates	53,625	596,524	283,560	—	(933,709)	—
Other investing activities	—	—	—	7,562	—	7,562

Net cash provided by (used in) investing activities	48,625	596,524	172,944	(1,597,343)	(167,845)	(947,095)

Cash flows from financing activities:
Repayments of long-term debt	—	(376,000)	—	(99,356)	(347,953)	(823,309)

Repayment of loan proceeds received from Intelsat Holdings	—	—	(34,000)	—	—	(34,000)
Proceeds from issuance of long-term debt	—	—	495,830	466,087	—	961,917
Proceeds from intercompany borrowing	51,625	10,616	250,670	—	(312,911)	—
Debt issuance costs	—	—	(10,192)	(7,330)	—	(17,522)

Principal payments on deferred satellite performance incentives	—	—	—	(24,603)	—	(24,603)
Principal payments on capital lease obligations	—	—	—	(1,859)	—	(1,859)
Capital contribution from parent	12,000	5,000	—	100,000	(105,000)	12,000
Dividends to shareholders	—	(53,625)	(596,524)	(283,560)	933,709	—
Noncontrolling interest in New Dawn	—	—	—	377	—	377

Net cash provided by (used in) financing activities	63,625	(414,009)	105,784	149,756	167,845	73,001

Effect of exchange rate changes on cash and cash equivalents	—	(1)	—	7,799	—	7,798

Net change in cash and cash equivalents	15,531	(165,535)	(17,960)	175,324	—	7,360
Cash and cash equivalents, beginning of period	6,286	181,650	20,166	262,109	—	470,211

Cash and cash equivalents, end of period	$21,817	$16,115	$2,206	$437,433	$—	$477,571

(Certain totals may not add due to the effects of rounding)

On April 5, 2011, Intelsat Jackson completed an offering of $2.65 billion aggregate principal amount of senior notes, consisting of $1.5 billion aggregate principal amount of the 7 1/4% 2019 Jackson Notes and $1.15 billion amount of the 2021 Jackson Notes. The 7 1/4% 2019 Jackson Notes and the 2021 Jackson Notes are fully and unconditionally guaranteed, jointly and severally by Intelsat S.A., Intelsat Luxembourg and certain wholly-owned subsidiaries of Intelsat Jackson (the “Subsidiary Guarantors”).

Separate financial statements of Intelsat S.A., Intelsat Luxembourg, Intelsat Jackson and the Subsidiary Guarantors are not presented because management believes that such financial statements would not be material to investors. Investments in Intelsat Jackson’s subsidiaries in the following condensed consolidating financial information are accounted for under the equity method of accounting. Consolidating adjustments include the following:

•	elimination of investment in subsidiaries;

•	elimination of intercompany accounts;

•	elimination of intercompany sales between guarantor and non-guarantor subsidiaries; and

•	elimination of equity in earnings (losses) of subsidiaries.

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents, net of restricted cash	$511	$908	$240,175	$237,906	$53,106	$(237,906)	$294,700
Restricted cash	—	—	—	—	94,131	—	94,131
Receivables, net of allowance	41	—	217,082	217,082	114,248	(217,082)	331,371
Deferred income taxes	—	—	23,944	23,944	2,114	(23,944)	26,058
Prepaid expenses and other current assets	551	16	27,985	27,949	15,216	(28,783)	42,934
Intercompany receivables	—	6,249	523,329	939,957	—	(1,469,535)	—

Total current assets	1,103	7,173	1,032,515	1,446,838	278,815	(1,977,250)	789,194

Satellites and other property and equipment, net	—	—	5,869,027	5,869,027	291,182	(5,886,505)	6,142,731
Goodwill	—	—	6,780,827	6,780,827	—	(6,780,827)	6,780,827
Non-amortizable intangible assets	—	—	2,458,100	2,458,100	—	(2,458,100)	2,458,100
Amortizable intangible assets, net	—	—	742,868	742,868	—	(742,868)	742,868
Investment in affiliates	(303,383)	5,177,292	218,048	218,048	10	(5,309,005)	1,010
Other assets	5,356	99,680	293,032	197,322	42,728	(191,442)	446,676

Total assets	$(296,924)	$5,284,145	$17,394,417	$17,713,030	$612,735	$(23,345,997)	$17,361,406

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,484	$(10)	$168,577	$168,126	$27,960	$(168,961)	$198,176
Accrued interest payable	3,831	227,953	126,646	932	906	(932)	359,336
Current portion of long-term debt	—	—	32,500	—	132,318	—	164,818
Deferred satellite performance incentives	—	—	16,339	16,339	1,376	(16,339)	17,715
Other current liabilities	—	—	121,327	118,131	21,074	(119,463)	141,069
Intercompany payables	487,031	—	—	—	42,547	(529,578)	—

Total current liabilities	493,346	227,943	465,389	303,528	226,181	(835,273)	881,114
Long-term debt, net of current portion	302,079	5,307,986	10,093,802	—	133,645	—	15,837,512
Deferred satellite performance incentives, net of current portion	—	—	110,982	110,982	2,992	(110,982)	113,974
Deferred revenue, net of current portion	—	—	731,560	731,560	8,850	(747,557)	724,413
Deferred income taxes	—	—	244,216	244,216	14,785	(238,036)	265,181
Accrued retirement benefits	—	—	305,902	305,902	—	(305,902)	305,902
Other long-term liabilities	—	49,673	265,274	184,237	8,136	(184,585)	322,735

Noncontrolling interest	—	—	—	—	3,024	—	3,024

Shareholder’s equity (deficit):
Ordinary shares	5,000	669,036	4,322,518	9,576,008	24	(14,567,586)	5,000
Other shareholder’s equity (deficit)	(1,097,349)	(970,493)	854,774	6,256,597	215,098	(6,356,076)	(1,097,449)

Total liabilities and shareholder’s equity	$(296,924)	$5,284,145	$17,394,417	$17,713,030	$612,735	$(23,345,997)	$17,361,406

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,315	$10,017	$595,472	$468,867	$80,126	$(468,867)	$692,930
Receivables, net of allowance	4,962	—	198,186	198,161	47,203	(198,161)	250,351
Deferred income taxes	—	—	12,479	12,479	11,611	(12,479)	24,090
Prepaid expenses and other current assets	608	16	20,556	20,548	12,644	(22,555)	31,817
Intercompany receivables	—	—	647,961	821,825	—	(1,469,786)	—

Total current assets	12,885	10,033	1,474,654	1,521,880	151,584	(2,171,848)	999,188

Satellites and other property and equipment, net	—	—	5,722,302	5,722,302	290,773	(5,738,094)	5,997,283
Goodwill	—	—	6,780,827	6,780,827	—	(6,780,827)	6,780,827
Non-amortizable intangible assets	—	—	2,458,100	2,458,100	—	(2,458,100)	2,458,100
Amortizable intangible assets, net	—	—	848,318	848,318	—	(848,318)	848,318
Investment in affiliates	498,926	5,896,195	122,454	122,454	10	(6,558,275)	81,764
Other assets	11,616	113,290	279,564	237,719	18,138	(233,440)	426,887

Total assets	$523,427	$6,019,518	$17,686,219	$17,691,600	$460,505	$(24,788,902)	$17,592,367

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$803	$(12)	$154,820	$152,708	$24,939	$(154,715)	$178,543
Accrued interest payable	11,651	229,242	162,284	119,260	269	(119,260)	403,446
Current portion of long-term debt	—	—	94,723	94,723	—	(94,723)	94,723
Deferred satellite performance incentives	—	—	15,623	15,623	1,070	(15,623)	16,693
Other current liabilities	—	—	123,040	121,766	24,389	(121,766)	147,429
Intercompany payables	486,065	450	—	—	161,444	(647,959)	—

Total current liabilities	498,519	229,680	550,490	504,080	212,111	(1,154,046)	840,834
Long-term debt, net of current portion	721,947	5,232,138	9,720,225	5,123,289	147,592	(5,123,289)	15,821,902
Deferred satellite performance incentives, net of current portion	—	—	128,956	128,956	3,928	(128,956)	132,884
Deferred revenue, net of current portion	—	—	416,753	416,753	8,143	(434,546)	407,103
Deferred income taxes	—	—	461,146	461,146	16,652	(454,868)	484,076
Accrued retirement benefits	—	—	257,455	257,455	—	(257,455)	257,455
Other long-term liabilities	—	56,873	254,999	211,088	14,659	(211,088)	326,531

Noncontrolling interest	—	—	—	—	18,621	—	18,621

Shareholder’s equity (deficit):
Ordinary shares	5,000	669,036	4,959,045	3,602,046	26	(9,230,153)	5,000
Other shareholder’s equity (deficit)	(702,039)	(168,209)	937,150	6,986,787	38,773	(7,794,501)	(702,039)

Total liabilities and shareholder’s equity	$523,427	$6,019,518	$17,686,219	$17,691,600	$460,505	$(24,788,902)	$17,592,367

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated

Revenue	$5,221	$—	$2,292,284	$2,292,289	$695,652	$(2,697,020)	$2,588,426

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	262,753	262,753	559,142	(667,469)	417,179
Selling, general and administrative	5,691	25,302	128,301	127,351	48,908	(127,364)	208,189
Depreciation and amortization	—	—	737,413	737,413	32,657	(738,043)	769,440

(Gains) losses on derivative financial instruments	—	—	19,804	(4,461)	4,831	4,461	24,635

Total operating expenses	5,691	25,302	1,148,271	1,123,056	645,538	(1,528,415)	1,419,443

Income (loss) from operations	(470)	(25,302)	1,144,013	1,169,233	50,114	(1,168,605)	1,168,983
Interest expense, net	72,915	612,560	613,080	19,106	10,929	(19,106)	1,309,484
Loss on early extinguishment of debt	(78,960)	—	(247,223)	(218,260)	—	218,260	(326,183)
Subsidiary income (loss)	(280,453)	370,051	57,280	57,280	—	(204,158)	—
Loss from previously unconsolidated affiliates	—	—	(24,658)	(24,658)	—	24,658	(24,658)
Other income (expense), net	10	(1)	(14,404)	(14,404)	17,125	13,629	1,955

Income (loss) before income taxes	(432,788)	(267,812)	301,928	950,085	56,310	(1,097,110)	(489,387)
Provision for (benefit from) income taxes	—	—	(68,123)	(68,123)	12,777	68,076	(55,393)

Net income (loss)	(432,788)	(267,812)	370,051	1,018,208	43,533	(1,165,186)	(433,994)
Net loss attributable to noncontrolling interest	—	—	—	—	1,106	—	1,106

Net income (loss) attributable to Intelsat, S.A.	$(432,788)	$(267,812)	$370,051	$1,018,208	$44,639	$(1,165,186)	$(432,888)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated

Revenue	$—	$—	$2,279,437	$2,279,437	$628,777	$(2,642,999)	$2,544,652

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	257,553	257,553	519,408	(621,114)	413,400
Selling, general and administrative	4,054	25,204	129,216	128,839	61,734	(128,840)	220,207
Depreciation and amortization	—	—	771,473	771,473	27,344	(771,473)	798,817
Impairment of asset value	—	—	110,625	110,625	—	(110,625)	110,625
Losses on derivative financial instruments	—	—	80,490	44,548	9,019	(44,548)	89,509

Total operating expenses	4,054	25,204	1,349,357	1,313,038	617,505	(1,676,600)	1,632,558

Income (loss) from operations	(4,054)	(25,204)	930,080	966,399	11,272	(966,399)	912,094
Interest expense, net	123,482	611,213	641,039	309,882	3,285	(309,882)	1,379,019
Loss on early extinguishment of debt	—	—	(76,849)	(76,849)	—	76,849	(76,849)
Subsidiary income (loss)	(415,901)	234,134	25,836	25,836	—	130,095	—
Other income, net	—	—	7,790	7,788	1,837	(7,788)	9,627

Income (loss) before income taxes	(543,437)	(402,283)	245,818	613,292	9,824	(457,361)	(534,147)
Provision for (benefit from) income taxes	(37,985)	(14,090)	11,684	62,340	14,013	(62,340)	(26,378)

Net income (loss)	(505,452)	(388,193)	234,134	550,952	(4,189)	(395,021)	(507,769)
Net loss attributable to noncontrolling interest	—	—	—	—	2,317	—	2,317

Net income (loss) attributable to Intelsat, S.A.	$(505,452)	$(388,193)	$234,134	$550,952	$(1,872)	$(395,021)	$(505,452)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated

Revenue	$—	$—	$2,316,133	$2,316,133	$525,821	$(2,645,048)	$2,513,039

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	23	282,362	282,362	448,355	(611,276)	401,826
Selling, general and administrative	28,029	23,250	146,591	146,367	62,074	(146,367)	259,944
Depreciation and amortization	—	—	777,831	777,831	26,206	(777,831)	804,037
Impairment of asset value	—	—	499,100	499,100	—	(499,100)	499,100
(Gains) losses on derivative financial instruments	—	—	1,088	(3,584)	1,593	3,584	2,681

Total operating expenses	28,029	23,273	1,706,972	1,702,076	538,228	(2,030,990)	1,967,588

Income (loss) from operations	(28,029)	(23,273)	609,161	614,057	(12,407)	(614,058)	545,451
Interest expense, net	104,311	622,058	631,857	339,949	5,798	(341,150)	1,362,823
Gain (loss) on early extinguishment of debt	(74,483)	19,676	60,704	60,704	—	(61,904)	4,697
Subsidiary income (loss)	(536,884)	128,646	4,501	4,501	—	399,236	—
Other income (expense), net	—	(1)	34,377	34,377	7,637	(34,377)	42,013

Income (loss) before income taxes	(743,707)	(497,010)	76,886	373,690	(10,568)	30,047	(770,662)
Provision for (benefit from) income taxes	37,985	14,133	(51,760)	(102,416)	11,041	102,416	11,399

Net income (loss)	(781,692)	(511,143)	128,646	476,106	(21,609)	(72,369)	(782,061)
Net loss attributable to noncontrolling interest	—	—	—	—	369	—	369

Net income (loss) attributable to Intelsat, S.A.	$(781,692)	$(511,143)	$128,646	$476,106	$(21,240)	$(72,369)	$(781,692)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated

Cash flows from operating activities:	$(44,987)	$(557,340)	$1,502,574	$1,843,084	$18,127	$(1,845,398)	$916,060

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	(792,220)	(792,220)	(54,782)	794,534	(844,688)

Repayment from (disbursements for) intercompany loans	—	—	17,661	(141,231)	787	122,783	—

Capital contributions to previously unconsolidated affiliates	—	—	(12,209)	(12,209)	—	12,209	(12,209)
Loan to affiliated party			(10,000)	(10,000)		10,000	(10,000)
Investment in subsidiaries	(3,550)	—	(6,671)	(6,671)	—	16,892	—
Dividend from affiliates	564,334	1,112,567	24,730	24,730	—	(1,726,361)	—
Other investing activities	—	—	15,518	15,518	948	(15,518)	16,466

Net cash provided by (used in) investing activities	560,784	1,112,567	(763,191)	(922,083)	(53,047)	(785,461)	(850,431)

Cash flows from financing activities:
Repayments of long-term debt	(485,841)	—	(5,845,303)	(5,289,423)	—	5,289,423	(6,331,144)
Proceeds from issuance of long-term debt	—	—	6,083,750	—	35,675	—	6,119,425

Proceeds from (repayment of) intercompany borrowing	—	—	(787)	110,940	(17,661)	(92,492)	—
Debt issuance costs	—	—	(70,091)	—	—	—	(70,091)
Payment of premium on early retirement of debt	(36,770)	—	(134,277)	(108,163)	—	108,163	(171,047)

Principal payments on deferred satellite performance incentives	—	—	(13,482)	(13,482)	(629)	13,482	(14,111)
Capital contribution from parent	—	—	—	5,061,999	10,221	(5,072,220)	—
Dividends to shareholders	—	(564,334)	(1,112,567)	(911,907)	(24,730)	2,613,538	—
Noncontrolling interest in New Dawn	—	—	—	—	1,734	—	1,734

Net cash provided by (used in) financing activities	(522,611)	(564,334)	(1,092,757)	(1,150,036)	4,610	2,859,894	(465,234)

Effect of exchange rate changes on cash and cash equivalents	10	(2)	(1,923)	(1,926)	3,290	1,926	1,375

Net change in cash and cash equivalents	(6,804)	(9,109)	(355,297)	(230,961)	(27,020)	230,961	(398,230)
Cash and cash equivalents, beginning of period	7,315	10,017	595,472	468,867	80,126	(468,867)	692,930

Cash and cash equivalents, end of period	$511	$908	$240,175	$237,906	$53,106	$(237,906)	$294,700

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated

Cash flows from operating activities:	$(68,898)	$(340,628)	$1,397,532	$1,574,750	$35,909	$(1,580,447)	$1,018,218

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	(924,619)	(924,619)	(63,200)	930,311	(982,127)
Proceeds from sale of investment	—	—	28,594	28,594	—	(28,594)	28,594
Disbursements for intercompany loans	—	—	(173,719)	(211,731)	—	385,450	—
Capital contribution to unconsolidated affiliates	—	—	(12,209)	(12,209)	—	12,209	(12,209)
Investment in subsidiaries	(6,500)	—	(3,817)	(3,817)	—	14,134	—
Dividend from affiliates	35,013	203,794	13,939	13,939	—	(266,685)	—
Other investing activities	—	—	7,642	7,642	3,486	(7,642)	11,128

Net cash provided by (used in) investing activities	28,513	203,794	(1,064,189)	(1,102,201)	(59,714)	1,039,183	(954,614)

Cash flows from financing activities:
Repayments of long-term debt	—	—	(801,785)	(801,785)	—	801,785	(801,785)
Proceeds from issuance of long-term debt	—	—	1,000,000	—	25,562	3	1,025,565
Proceeds from (repayment of) intercompany borrowing	23,253	167,235	—	—	(16,769)	(173,719)	—
Debt issuance costs	(15,370)	(1,485)	(15,521)	—	—	—	(32,376)
Payment of premium on early retirement of debt	—	—	(44,613)	(44,613)	—	44,613	(44,613)
Principal payments on deferred satellite performance incentives	—	—	(14,437)	(14,437)	(593)	14,437	(15,030)
Principal payments on capital lease obligations	—	—	—	—	(191)	—	(191)
Capital contribution from parent	18,000	—	—	868,087	10,317	(878,404)	18,000
Dividends to shareholders	—	(35,013)	(203,794)	(351,006)	(13,939)	603,752	—
Noncontrolling interest in New Dawn	—	—	—	—	1,128	—	1,128

Net cash provided by (used in) financing activities	25,883	130,737	(80,150)	(343,754)	5,515	412,467	150,698

Effect of exchange rate changes on cash and cash equivalents	—	(1)	(806)	(806)	1,862	808	1,057

Net change in cash and cash equivalents	(14,502)	(6,098)	252,387	127,989	(16,428)	(127,989)	215,359
Cash and cash equivalents, beginning of period	21,817	16,115	343,085	340,878	96,554	(340,878)	477,571

Cash and cash equivalents, end of period	$7,315	$10,017	$595,472	$468,867	$80,126	$(468,867)	$692,930

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated

Cash flows from operating activities:	$(96,719)	$(348,049)	$1,092,529	$1,572,776	$42,336	$(1,389,217)	$873,656

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	(818,127)	(818,127)	(125,006)	818,127	(943,133)
Proceeds from sale of other property and equipment	—	—	686	686	—	(686)	686

Repayment from (disbursements for) intercompany loans	—	—	(49,309)	(289,363)	13,048	325,624	—
Capital contribution to unconsolidated affiliates	—	—	(12,210)	(12,210)	—	12,210	(12,210)
Investment in subsidiaries	(5,000)	—	(101,124)	(1,124)	—	107,248	—
Investment in affiliate debt	—	—	(347,953)	(347,953)	—	695,906	—
Dividend from affiliates	53,625	596,524	292,610	9,050	—	(951,809)	—
Other investing activities	—	—	7,562	7,562	—	(7,562)	7,562

Net cash provided by (used in) investing activities	48,625	596,524	(1,027,865)	(1,451,479)	(111,958)	999,058	(947,095)

Cash flows from financing activities:
Repayments of long-term debt	—	(376,000)	(99,355)	(99,355)	—	(248,599)	(823,309)
Repayment of loan proceeds received from Intelsat Holdings	—	—	(34,000)	—	—	—	(34,000)
Proceeds from issuance of long-term debt	—	—	849,830	354,000	112,087	(354,000)	961,917

Proceeds from (repayment of) intercompany borrowing	51,625	10,616	(13,048)	(13,048)	(12,932)	(23,213)	—
Debt issuance costs	—	—	(17,522)	(7,330)	—	7,330	(17,522)

Principal payments on deferred satellite performance incentives	—	—	(23,691)	(23,691)	(912)	23,691	(24,603)
Principal payments on capital lease obligations	—	—	(1,491)	(1,491)	(368)	1,491	(1,859)
Capital contribution from parent	12,000	5,000	—	100,000	1,124	(106,124)	12,000
Dividends to shareholders	—	(53,625)	(596,524)	(283,560)	(9,050)	942,759	—
Noncontrolling interest in New Dawn	—	—	—	—	377	—	377

Net cash provided by (used in) financing activities	63,625	(414,009)	64,199	25,525	90,326	243,335	73,001

Effect of exchange rate changes on cash and cash equivalents	—	(1)	279	279	7,520	(279)	7,798

Net change in cash and cash equivalents	15,531	(165,535)	129,142	147,101	28,224	(147,103)	7,360
Cash and cash equivalents, beginning of period	6,286	181,650	213,943	193,777	68,330	(193,775)	470,211

Cash and cash equivalents, end of period	$21,817	$16,115	$343,085	$340,878	$96,554	$(340,878)	$477,571

(Certain totals may not add due to the effects of rounding)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)

Year ended December 31, 2009:
Allowance for doubtful accounts	$20,237	$3,356	$(3,076)	$20,517
Reserve for operating leases	$132	$(31)	$—	$101
Restructuring reserve	$5,980	$(802)	$(2,222)	$2,956

Year ended December 31, 2010:
Allowance for doubtful accounts	$20,517	$7,839	$(6,608)	$21,748
Reserve for operating leases	$101	$(101)	$—	$—
Restructuring reserve	$2,956	$—	$(1,883)	$1,073

Year ended December 31, 2011:
Allowance for doubtful accounts	$21,748	$5,129	$(6,047)	$20,830
Restructuring reserve	$1,073	$—	$(1,073)	$—

Exhibit Index

Exhibit No.	Document Description

2.1	Transaction Agreement and Plan of Amalgamation, dated as of August 16, 2004, by and among Intelsat, Ltd., Intelsat (Bermuda), Ltd., Intelsat Holdings, Ltd. (formerly known as Zeus Holdings Limited), Zeus Merger One Limited and Zeus Merger Two Limited (incorporated by reference to Exhibit 99.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on February 4, 2005).

2.2	Merger Agreement, dated as of August 28, 2005, by and among Intelsat (Bermuda), Ltd., Proton Acquisition Corporation and PanAmSat Holding Corporation (incorporated by reference to Exhibit 2.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on August 30, 2005).

2.3	Share Purchase Agreement, dated as of June 19, 2007, by and among Intelsat Holdings, Ltd., Serafina Holdings Limited, Serafina Acquisition Limited and certain shareholders of Intelsat Holdings, Ltd. (incorporated by reference to Exhibit 99.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on June 25, 2007).

3.1	Consolidated Articles of Incorporation of Intelsat S.A. dated December 15, 2009 (incorporated by reference to Exhibit 3.1 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

4.1	Indenture for Intelsat S.A.’s 6 1/2% Senior Notes due 2013, dated as of April 1, 2002, between Intelsat, Ltd. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form F-4, File No. 333-99189, filed on September 5, 2002).

4.2	Officers’ Certificate dated November 7, 2003 relating to Intelsat S.A.’s 6 1/2% Senior Notes due 2013 (including the forms of Notes) (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form F-4, File No. 333-110671, filed on November 21, 2003).

4.3	First Supplemental Indenture for Intelsat S.A.’s 6 1/2% Senior Notes due 2013, dated as of April 22, 2010, between Intelsat S.A. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 22, 2010).

4.4	Indenture for Intelsat (Luxembourg) S.A. 11 1/4% Senior Notes due 2017 and the 11 1/2%/ 12 1/2% Senior PIK Election Notes due 2017, dated as of June 27, 2008, by and among Intelsat (Bermuda), Ltd., as Issuer, Intelsat, Ltd., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on July 3, 2008).

4.5	Indenture for Intelsat Jackson Holdings S.A.’s 11 1/4% Senior Notes due 2016, dated as of July 3, 2006, by and among Intelsat (Bermuda), Ltd., as Issuer, Intelsat, Ltd., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (including the Form of Original 11 1/4% Senior Notes and Form of Exchange 11 1/4% Senior Notes) (incorporated by reference to Exhibit 4.1 to Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on July 10, 2006).

4.6	First Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 11 1/4% Senior Notes due 2016, dated as of February 4, 2008, among Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd., Intelsat, Ltd., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.9 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

4.7	Second Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 11 1/4% Senior Notes due 2016, dated as of February 4, 2008, among Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.10 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

4.8	Indenture for Intelsat Jackson Holdings S.A.’s 9 1/2% Senior Notes due 2016, dated as of July 1, 2008, by and among Intelsat Jackson Holdings, Ltd., as Issuer, Intelsat, Ltd. and Intelsat (Bermuda), Ltd., as Parent

Guarantors, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.5 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on July 3, 2008).

4.9	First Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 9 1/2% Senior Notes due 2016, dated as of July 1, 2009, by and among Intelsat Jackson Holdings, Ltd., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 99.3 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on July 6, 2009).

4.10	Second Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 9 1/2% Senior Notes due 2016, dated as of December 11, 2009, among Intelsat Subsidiary (Gibraltar) Limited, Intelsat New Dawn (Gibraltar) Limited, Intelsat Jackson Holdings, Ltd., as Issuer, and Wells Fargo Bank, National Association, as Trustee.*

4.11	Third Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 9 1/2% Senior Notes due 2016, dated as of January 12, 2011, among Intelsat Jackson Holdings S.A., certain subsidiaries of Intelsat Jackson Holdings S.A. named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

4.12	Fourth Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 9 1/2% Senior Notes due 2019, dated as of April 12, 2011, by and among Intelsat (Poland) Sp. z o.o., Intelsat Jackson Holdings S.A. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Intelsat S.A.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No. 000-50262, filed on November 8, 2011).

4.13	Indenture for Intelsat Jackson Holdings S.A.’s 8 1/2% Senior Notes due 2019, dated as of October 20, 2009, by and among Intelsat Jackson Holdings, Ltd., as Issuer, Intelsat, Ltd. and Intelsat (Bermuda), Ltd., as Parent Guarantors, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on October 22, 2009).

4.14	First Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 8 1/2% Senior Notes due 2019, dated as of December 11, 2009, among Intelsat Subsidiary (Gibraltar) Limited, Intelsat New Dawn (Gibraltar) Limited, Intelsat Jackson Holdings, Ltd., as Issuer, and Wells Fargo Bank, National Association, as Trustee.*

4.15	Second Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 8 1/2% Senior Notes due 2019, dated as of January 12, 2011, among Intelsat Jackson Holdings S.A., certain subsidiaries of Intelsat Jackson Holdings S.A. named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.5 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

4.16	Third Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 8 1/2% Senior Notes due 2019, dated as of April 12, 2011, by and among Intelsat (Poland) Sp. z o.o., Intelsat Jackson Holdings S.A. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Intelsat S.A.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No. 000-50262, filed on November 8, 2011).

4.17	Fourth Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 8 1/2% Senior Notes due 2019, dated as of April 29, 2011, by and among Intelsat Jackson Holdings S.A. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 29, 2011).

4.18	Indenture for Intelsat Jackson Holdings S.A.’s 7 1/4% Senior Notes due 2020 dated as of September 30, 2010 by and among Intelsat Jackson Holdings S.A., as Issuer, Intelsat S.A. and Intelsat (Luxembourg) S.A., as Parent Guarantors, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of the 2020 Jackson Notes) (incorporated by reference to Exhibit 4.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on October 4, 2010).

4.19	First Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 7 1/4% Senior Notes due 2020, dated as of January 12, 2011, among Intelsat Jackson Holdings S.A., certain subsidiaries of Intelsat Jackson Holdings S.A. named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.6 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

4.20	Second Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 7 1/4% Senior Notes due 2020, dated as of April 12, 2011, Intelsat (Poland) Sp. z o.o., Intelsat Jackson Holdings S.A. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 of Intelsat S.A.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No. 000-50262, filed on November 8, 2011).

4.21	Indenture for Intelsat Jackson Holdings S.A.’s 7 1/4% Senior Notes due 2019 and 7 1/2% Senior Notes due 2021, dated as of April 5, 2011, by and among Intelsat Jackson Holdings S.A., as Issuer, Intelsat S.A. and Intelsat (Luxembourg) S.A., as Parent Guarantors, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of the New Jackson Notes) (incorporated by reference to Exhibit 4.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-560262, filed on April 5, 2011).

4.22	First Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 7 1/4% Senior Notes due 2019 and 7 1/2% Senior Notes due 2021, dated as of April 12, 2011, Intelsat (Poland) Sp. z o.o., Intelsat Jackson Holdings S.A. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 of Intelsat S.A.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No. 000-50262, filed on November 8, 2011).

10.1	Credit Agreement, dated as of January 12, 2011, by and among Intelsat Jackson, as the Borrower, Intelsat (Luxembourg) S.A., the several lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Credit Suisse Securities (USA) LLC (“Credit Suisse”) and J.P. Morgan Securities LLC (“J.P. Morgan”), as Co-Syndication Agents, Barclays Bank Plc and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), Credit Suisse and J.P. Morgan, as Joint Lead Arrangers, Merrill Lynch, Credit Suisse, J.P. Morgan, Barclays Capital, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, as Joint Bookrunners, and HSBC Bank USA, N.A., Goldman Sachs Partners LLC and RBC Capital Markets, as Co-Managers (incorporated by reference to Exhibit 10.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

10.2	Guarantee, dated as of January 12, 2011, made among each of the subsidiaries of Intelsat Jackson Holdings S.A. listed on Annex A thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

10.3	Luxembourg Shares and Beneficiary Certificates Pledge Agreement, dated as of January 12, 2011, between Intelsat (Luxembourg) S.A., Intelsat Jackson Holdings S.A., Intelsat Intermediate Holding Company S.A., Intelsat Phoenix Holdings S.A., Intelsat Subsidiary Holding Company S.A., Intelsat (Gibraltar) Limited, as Pledgors, and Wilmington Trust FSB, as Pledgee (incorporated by reference to Exhibit 10.3 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

10.4	Security and Pledge Agreement, dated as of January 12, 2011, among Intelsat Jackson Holdings S.A., each of the subsidiaries of Intelsat Jackson Holdings S.A. listed on Annex A thereto, Bank of America, N.A., as Administrative Agent, and Wilmington Trust FSB, as Collateral Trustee (incorporated by reference to Exhibit 10.4 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

10.5	Collateral Agency and Intercreditor Agreement, dated as of January 12, 2011 by and among Intelsat (Luxembourg) S.A., Intelsat Jackson Holdings S.A., the other grantors from time to time party thereto, Bank of America, N.A., as Administrative Agent under the Existing Credit Agreement, each additional First Lien Representative from time to time a party thereto, each Second Lien Representative from time to time a party thereto and Wilmington Trust FSB, as Collateral Trustee (incorporated by reference to Exhibit 10.5 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

10.6	Credit Agreement, dated as of February 2, 2007, by and among Intelsat (Bermuda), Ltd., as the Borrower, Intelsat, Ltd., as Guarantor, and the Several Lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, Banc of America Securities LLC and Deutsche Bank Securities Inc., as Joint Lead Arrangers, and Banc of America Securities LLC, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC and Morgan Stanley Senior Funding, Inc., as Joint Bookrunners (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on February 6, 2007).

10.7	New Guarantee Agreement, dated as of February 4, 2008, among Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd. and Bank of America, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.6 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.8	Guarantee, dated as of January 12, 2011, by and among certain subsidiaries of Intelsat Jackson Holdings S.A. named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.6 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

10.9	Credit Agreement, dated as of July 1, 2008, by and among Intelsat Jackson Holdings, Ltd., as the Borrower, Intelsat (Bermuda), Ltd., as Guarantor, and the Several Lenders from time to time parties thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, Banc of America Bridge LLC, as Syndication Agent, Morgan Stanley Senior Funding, Inc., as Documentation Agent, and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc. as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on July 3, 2008).

10.10	Guarantee, dated as of January 12, 2011, by and among certain subsidiaries of Intelsat Jackson Holdings S.A. named therein and Credit Suisse, Cayman Branch, as Administrative Agent (incorporated by reference to Exhibit 10.7 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

10.11	Assumption and Affirmation Agreement, dated as of February 4, 2008, among Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd., Intelsat, Ltd., as Parent Guarantor, Intelsat Subsidiary Holding Company, Ltd., Intelsat Holdings LLC, Intelsat LLC, Intelsat Global Sales & Marketing Ltd., Intelsat USA Sales Corp., Intelsat USA License Corp., Intelsat Global Service Corporation and Intelsat UK Financial Services Ltd., as subsidiary guarantors, and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.5 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.12	Assignment and Assumption Agreement, dated as of February 4, 2008, between Intelsat (Bermuda), Ltd. and Intelsat Jackson Holdings, Ltd. (incorporated by reference to Exhibit 10.4 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.13	Monitoring Fee Agreement, dated as of February 4, 2008, among Intelsat (Bermuda), Ltd., BC Partners Limited and Silver Lake Management Company III, L.L.C. (incorporated by reference to Exhibit 10.21 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.14	Amendment to Monitoring Fee Agreement, dated April 10, 2008, among Intelsat (Bermuda), Ltd., BC Partners Limited and Silver Lake Management Company III, L.L.C. (incorporated by reference to Exhibit 10.61 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.15	Amended and Restated Lease Agreement, dated as of June 18, 2010 between the Government of the United States, as Lessor, and Intelsat Global Service Corporation, as Lessee (incorporated by reference to Exhibit 10.1 of Intelsat S.A.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on August 10, 2010).

10.16	Employment Agreement, dated as of December 29, 2008 and effective as of February 4, 2008, by and among Intelsat Global, Ltd., Intelsat, Ltd. and David McGlade (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on January 5, 2009).

10.17	Amendment and Acknowledgement, dated May 6, 2009, between Intelsat, Ltd., Intelsat Global, Ltd. and David McGlade (incorporated by reference to Exhibit 10.24 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.18	Assignment and Modification Agreement effective December 21, 2009, to Employment Agreement dated December 29, 2008, among David McGlade, Intelsat Global, Ltd., Intelsat, Ltd. and Intelsat Management LLC (incorporated by reference to Exhibit 10.65 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.19	Employment Agreement, dated May 6, 2009 between Intelsat Global, Ltd., Intelsat, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.25 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.20	Assignment and Modification Agreement effective December 21, 2009, to Employment Agreement dated May 6, 2009, among Phillip Spector, Intelsat Global, Ltd., Intelsat, Ltd. and Intelsat Management LLC (incorporated by reference to Exhibit 10.66 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.21	Employment Agreement, dated May 6, 2009 between Intelsat Global, Ltd., Intelsat, Ltd. and Michael McDonnell (incorporated by reference to Exhibit 10.26 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.22	Assignment and Modification Agreement effective December 21, 2009, to Employment Agreement dated May 6, 2009, among Michael McDonnell, Intelsat Global, Ltd., Intelsat, Ltd. and Intelsat Management LLC (incorporated by reference to Exhibit 10.67 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.23	Severance Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Stephen Spengler (incorporated by reference to Exhibit 10.27 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.24	Severance Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Thierry Guillemin (incorporated by reference to Exhibit 10.28 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.25	Intelsat Global, Ltd. 2008 Share Incentive Plan (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.26	Class A Restricted Share Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and David McGlade (incorporated by reference to Exhibit 10.2 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.27	Amendment to Class A Restricted Share Agreement, dated December 7, 2009, between Intelsat Global, Ltd. and David McGlade (incorporated by reference to Exhibit 10.68 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.28	Class A Restricted Share Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.3 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.29	Amendment to Class A Restricted Share Agreement, dated December 7, 2009, between Intelsat Global, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.69 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.30	Class A Restricted Share Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Stephen Spengler (incorporated by reference to Exhibit 10.4 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.31	Class A Restricted Share Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Thierry Guillemin (incorporated by reference to Exhibit 10.5 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.32	Form of Management Class A Restricted Share Agreement, dated May 8, 2009 (incorporated by reference to Exhibit 10.22 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.33	Class B Restricted Share Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and David McGlade (incorporated by reference to Exhibit 10.6 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.34	Amendment to Class B Restricted Share Agreement, dated December 7, 2009, between Intelsat Global, Ltd. and David McGlade Branch (incorporated by reference to Exhibit 10.70 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.35	Class B Restricted Share Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.7 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.36	Amendment to Class B Restricted Share Agreement, dated December 7, 2009, between Intelsat Global, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.71 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.37	Class B Restricted Share Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and Michael McDonnell (incorporated by reference to Exhibit 10.8 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.38	Amendment to Class B Restricted Share Agreement, dated December 7, 2009, between Intelsat Global, Ltd. and Michael McDonnell (incorporated by reference to Exhibit 10.72 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.39	Class B Restricted Share Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Stephen Spengler (incorporated by reference to Exhibit 10.9 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.40	Class B Restricted Share Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Thierry Guillemin (incorporated by reference to Exhibit 10.10 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.41	Form of Management Class B Restricted Share Agreement, dated May 8, 2009 (incorporated by reference to Exhibit 10.20 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.42	Option Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and David McGlade (incorporated by reference to Exhibit 10.15 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.43	Option Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.16 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.44	Option Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and Michael McDonnell (incorporated by reference to Exhibit 10.17 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.45	Option Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Stephen Spengler (incorporated by reference to Exhibit 10.18 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.46	Option Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Thierry Guillemin (incorporated by reference to Exhibit 10.19 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.47	Form of Management Option Agreement, dated May 8, 2009 (incorporated by reference to Exhibit 10.21 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.48	Form of Share Option Agreement (Rollover Options), dated May 8, 2009 (incorporated by reference to Exhibit 10.23 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.49	Form of Amendment to Option Agreement (incorporated by reference to Exhibit 10.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on August 26, 2010).

10.50	Management Shareholders Agreement of Intelsat Global, Ltd (incorporated by reference to Exhibit 10.11 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.51	Letter Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and David McGlade regarding the Management Shareholders Agreement (incorporated by reference to Exhibit 10.12 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.52	Letter Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and Phillip Spector regarding the Management Shareholders Agreement (incorporated by reference to Exhibit 10.13 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.53	Letter Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and Michael McDonnell regarding the Management Shareholders Agreement (incorporated by reference to Exhibit 10.14 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.54	Amendment to Management Shareholders Agreement of Intelsat Global, Ltd., dated as of December 7, 2009 and effective as of December 15, 2009 (incorporated by reference to Exhibit 10.76 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.55	Acknowledgment Agreement, dated December 7, 2009, among certain shareholders of Intelsat Global, Ltd., regarding the Amendment to Management Shareholders Agreement of Intelsat Global, Ltd (incorporated by reference to Exhibit 10.77 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.56	Letter Amendment, dated December 7, 2009, between Intelsat Global, Ltd. and David McGlade regarding the Management Shareholder’s Agreement (incorporated by reference to Exhibit 10.73 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.57	Letter Amendment, dated December 7, 2009, between Intelsat Global, Ltd. and Phillip Spector regarding the Management Shareholder’s Agreement (incorporated by reference to Exhibit 10.74 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.58	Letter Amendment, dated December 7, 2009, between Intelsat Global, Ltd. and Michael McDonnell regarding the Management Shareholder’s Agreement (incorporated by reference to Exhibit 10.75 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.59	Unallocated Bonus Plan (incorporated by reference to Exhibit 10.2 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on August 26, 2010).

10.60	Form of Letter Agreement between Intelsat Global S.A. and David McGlade, Phillip Spector and Michael McDonnell regarding Unallocated Bonus Plan (incorporated by reference to Exhibit 10.3 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on August 26, 2010).

21.1	List of subsidiaries.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Extension Schema Document. **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

*	Filed herewith.
**	Attached as Exhibit 101 to this Annual Report on Form 10-K are the following formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholder’s Equity (Deficit), (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” not “filed”.