Form 10-Q
period 2012-03-31
INTELSAT S.A.
filed 2012-05-08
CIK 1156871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒ *

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2012, 5,000,000 common shares, par value $1.00 per share, were outstanding.

*	The registrant is not required to file this Quarterly Report on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, but has filed all reports during the preceding 12 months that would have been required pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

INTRODUCTION

In this Quarterly Report, unless otherwise indicated or the context otherwise requires, (1) the terms “we,” “us,” “our”, “the Company” and “Intelsat” refer to Intelsat S.A. and its subsidiaries on a consolidated basis, (2) the terms “Serafina Holdings” and “Intelsat Global” refer to Intelsat Global S.A. (formerly known as Serafina Holdings Limited), (3) the terms “Serafina” and “Intelsat Global Subsidiary” refer to Intelsat Global Subsidiary S.A. (formerly known as Serafina Acquisition Limited), (4) the term “Intelsat Holdings” refers to Intelsat S.A.’s direct parent, Intelsat Holdings S.A., (5) the term “Intelsat Luxembourg” refers to Intelsat (Luxembourg) S.A., Intelsat S.A.’s direct wholly-owned subsidiary, (6) the term “Intelsat Jackson” refers to Intelsat Jackson Holdings S.A., Intelsat Luxembourg’s direct wholly-owned subsidiary, (7) the term “Intermediate Holdco” refers to Intelsat Intermediate Holding Company S.A., Intelsat Jackson’s direct wholly-owned subsidiary, (8) the term “Intelsat Sub Holdco” refers to Intelsat Subsidiary Holding Company S.A., Intermediate Holdco’s indirect wholly-owned subsidiary, (9) the term “Intelsat Corp” refers to Intelsat Corporation, Intelsat Sub Holdco’s indirect wholly-owned subsidiary, and (10) the term “Intelsat General” refers to Intelsat General Corporation, our government business subsidiary.

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

The forward-looking statements made in this Quarterly Report reflect our intentions, plans, expectations, assumptions and beliefs about future events. These forward-looking statements speak only as of the date of this Quarterly Report and are not guarantees of future performance or results and are subject to risks, uncertainties and other factors, many of which are outside of our control. These factors could cause actual results or developments to differ materially from the expectations expressed or implied in the forward-looking statements and include known and unknown risks. Known risks include, among others, the risks discussed in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011, the political, economic and legal conditions in the markets we are targeting for communications services or in which we operate, and other risks and uncertainties inherent in the telecommunications business in general and the satellite communications business in particular.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTELSAT S.A.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31, 2011	As of March 31, 2012
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents, net of restricted cash	$294,700	$311,463
Restricted cash	94,131	118,032
Receivables, net of allowance of $20,830 in 2011 and $21,509 in 2012	331,371	305,626
Deferred income taxes	26,058	25,873
Prepaid expenses and other current assets	42,934	64,837

Total current assets	789,194	825,831
Satellites and other property and equipment, net	6,142,731	6,198,350
Goodwill	6,780,827	6,780,827
Non-amortizable intangible assets	2,458,100	2,458,100
Amortizable intangible assets, net	742,868	719,922
Other assets	447,686	426,962

Total assets	$17,361,406	$17,409,992

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$143,097	$97,827
Taxes payable	11,764	1,052
Employee related liabilities	43,315	24,249
Accrued interest payable	359,336	332,088
Current portion of long-term debt	164,818	338,955
Deferred satellite performance incentives	17,715	17,194
Deferred revenue	64,609	78,797
Other current liabilities	76,460	94,378

Total current liabilities	881,114	984,540
Long-term debt, net of current portion	15,837,512	15,825,966
Deferred satellite performance incentives, net of current portion	113,974	105,772
Deferred revenue, net of current portion	724,413	735,771
Deferred income taxes	265,181	268,719
Accrued retirement benefits	305,902	300,977
Other long-term liabilities	322,735	300,578
Redeemable noncontrolling interest	3,024	2,098
Commitments and contingencies (Note 11)

Shareholder’s deficit:
Ordinary shares, $1.00 par value, 100,000,000 shares authorized and 5,000,000 shares issued and outstanding at December 31, 2011 and March 31, 2012	5,000	5,000
Paid-in capital	1,571,855	1,573,185
Accumulated deficit	(2,608,702)	(2,633,151)
Accumulated other comprehensive loss	(111,528)	(108,973)

Total Intelsat S.A. shareholder’s deficit	(1,143,375)	(1,163,939)
Noncontrolling interest	50,926	49,510

Total liabilities and shareholder’s deficit	$17,361,406	$17,409,992

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012
Revenue	$640,188	$644,169
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	105,023	105,010
Selling, general and administrative	51,599	50,966
Depreciation and amortization	195,002	186,871
(Gains) losses on derivative financial instruments	(1,714)	9,858

Total operating expenses	349,910	352,705

Income from operations	290,278	291,464
Interest expense, net	348,790	311,431
Loss on early extinguishment of debt	(168,229)	—
Earnings from previously unconsolidated affiliates	120	—
Other income, net	3,877	2,903

Loss before income taxes	(222,744)	(17,064)
Provision for (benefit from) income taxes	(6,986)	7,204

Net loss	(215,758)	(24,268)
Net (income) loss attributable to noncontrolling interest	160	(181)

Net loss attributable to Intelsat S.A.	$(215,598)	$(24,449)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012

Net loss	$(215,758)	$(24,268)
Other Comprehensive income (loss), net of tax:
Defined benefit retirement plans:
Reclassification adjustment for amortization of unrecognized prior service credits included in net periodic pension costs, net of tax of $0.02 million in 2011 and $0.02 million in 2012	(27)	(28)
Reclassification adjustment for amortization of unrecognized actuarial loss included in net periodic pension costs, net of tax of $0.6 million in 2011 and $1.4 million in 2012	1,082	2,279
Gains on investments, net of tax of $0.1 million in 2011 and $0.2 million in 2012	177	304

Other comprehensive income	1,232	2,555

Comprehensive loss	(214,526)	(21,713)
Comprehensive (income) loss attributable to noncontrolling interest	160	(181)

Comprehensive loss attributable to Intelsat S.A.	$(214,366)	$(21,894)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012
Cash flows from operating activities:
Net loss	$(215,758)	$(24,268)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	195,002	186,871
Provision for doubtful accounts	(425)	1,721
Foreign currency transaction gain	(1,901)	(1,044)
Loss on disposal of assets	3	46
Share-based compensation expense	2,224	1,062
Deferred income taxes	(4,858)	2,504
Amortization of discount, premium, issuance costs and other non-cash items	23,436	14,445
Interest paid-in-kind	20,675	970
Loss on early extinguishment of debt	168,229	—
Share in earnings from previously unconsolidated affiliates	(120)	—
Unrealized gains on derivative financial instruments	(12,616)	(1,935)
Other non-cash items	1,704	(1,085)
Changes in operating assets and liabilities:
Receivables	(39,849)	124
Prepaid expenses and other assets	(49,064)	(15,359)
Accounts payable and accrued liabilities	(49,515)	(60,704)
Deferred revenue	182,611	24,308
Accrued retirement benefits	(3,243)	(4,924)
Other long-term liabilities	(10,237)	(651)

Net cash provided by operating activities	206,298	122,081

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(175,811)	(260,867)
Capital contributions to previously unconsolidated affiliates	(6,105)	—
Other investing activities	2,261	—

Net cash used in investing activities	(179,655)	(260,867)

Cash flows from financing activities:
Repayments of long-term debt	(3,583,341)	(20,334)
Proceeds from issuance of long-term debt	3,268,923	175,000
Debt issuance costs	(39,787)	—
Payment of premium on early retirement of debt	(93,634)	—
Capital contribution from noncontrolling interest	—	6,105
Dividends paid to noncontrolling interest	—	(2,255)
Noncontrolling interest in New Dawn	1,558	—
Principal payments on deferred satellite performance incentives	(3,143)	(4,011)

Net cash provided by (used in) financing activities	(449,424)	154,505

Effect of exchange rate changes on cash and cash equivalents	1,901	1,044

Net change in cash and cash equivalents	(420,880)	16,763
Cash and cash equivalents, beginning of period	692,930	294,700

Cash and cash equivalents, end of period	$272,050	$311,463

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$358,082	$325,968
Income taxes paid, net of refunds	7,417	14,012
Supplemental disclosure of non-cash investing activities:
Accrued capital expenditures	$73,169	$44,624
Restricted cash received	—	23,901

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2012

Note 1 General

Basis of Presentation

The accompanying condensed consolidated financial statements of Intelsat S.A. and its subsidiaries (“Intelsat,” “we,” “us” or “our”) have not been audited, but are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. References to U.S. GAAP issued by the Financial Accounting Standards Board (“FASB”) in these footnotes are to the FASB Accounting Standards Codification (“ASC” or the “Codification”). The unaudited condensed consolidated financial statements include all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of these financial statements. The results of operations for the periods presented are not necessarily indicative of operating results for the full year or for any future period. The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 on file with the Securities and Exchange Commission.

On March 30, 2012, Intelsat Global S.A. (“Intelsat Global”), our indirect parent, and certain of its subsidiaries engaged in a series of transactions that resulted in Intelsat Global Holdings S.A. (“Intelsat Global Holdings”), a new holding company, acquiring all of the outstanding shares of Intelsat Global. As a result, Intelsat Global became a wholly owned subsidiary of Intelsat Global Holdings, and all of Intelsat Global Holdings’ equity is now beneficially owned by the former shareholders of Intelsat Global in the same proportions as such shareholders’ former ownership in Intelsat Global.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of these condensed consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods, and the disclosures of contingent liabilities. Accordingly, ultimate results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. The reclassifications had no effect on previously reported results of operations, cash flows or retained earnings.

Recently Adopted Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). Beginning in the first quarter of 2012, ASU 2011-05 eliminates the option that had previously allowed us to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. Beginning in the first quarter of 2012, we have included a separate condensed consolidated statement of comprehensive loss in our financial statements. The majority of our other comprehensive loss and our accumulated other comprehensive loss is related to our defined benefit retirement plans. ASU 2011-05 does not change whether items are reported in net loss or in other comprehensive income and does not change whether and when items of other comprehensive income are reclassified to net loss.

Note 2 Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurements and Disclosure (“FASB ASC 820”) defines fair value, establishes a market-based framework or hierarchy for measuring fair value and provides for certain required disclosures about fair value measurements. The guidance is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements.

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

We have identified investments in marketable securities, interest rate financial derivative instruments and a redeemable noncontrolling interest that meet the criteria of the disclosure requirements and fair value framework of FASB ASC 820.

The following tables present assets and liabilities measured and recorded at fair value in our condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy (in thousands), excluding long-term debt (see Note 8—Long-Term Debt). We did not have any transfers between Level 1 and Level 2 fair value measurements during the three months ended March 31, 2012.

		Fair Value Measurements at December 31, 2011
Description	As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities(1)	$5,418	$5,418	$—	$—

Total assets	$5,418	$5,418	$—	$—

Liabilities
Undesignated interest rate swaps(2)	$95,518	$—	$95,518	$—
Redeemable noncontrolling interest(3)	3,024	—	—	3,024

Total liabilities	$98,542	$—	$95,518	$3,024

		Fair Value Measurements at March 31, 2012
Description	As of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities(1)	$5,779	$5,779	$—	$—

Total assets	$5,779	$5,779	$—	$—

Liabilities
Undesignated interest rate swaps(2)	$92,633	$—	$92,633	$—
Redeemable noncontrolling interest(3)	2,098	—	—	2,098

Total liabilities	$94,731	$—	$92,633	$2,098

(1)	The valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, we have classified such investments within Level 1 of the fair value hierarchy. The cost basis of our available-for-sale marketable securities was $5.9 million at December 31, 2011 and $5.8 million at March 31, 2012. We sold marketable securities with a cost basis of $0.1 million during the three months ended March 31, 2012 and recorded a loss on the sale of $0.02 million, which was included within other income, net in our condensed consolidated statement of operations.
(2)

The fair value of our interest rate financial derivative instruments reflects the estimated amounts that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and current creditworthiness of both the counterparties and ourselves. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments, if any, associated with our derivatives utilize Level 3 inputs, such as the estimates of the current credit spread, to evaluate the likelihood of default by us or our counterparties. We also considered the existence of offset provisions and other credit enhancements that serve to reduce the credit exposure associated with the asset or liability being valued. We have assessed the significance of the inputs of the credit valuation adjustments to the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
(3)	We estimated the fair value of the redeemable noncontrolling interest in New Dawn Satellite Company, Ltd. (“New Dawn”) using Level 3 inputs such as the discounted cash flows, and a weighted average cost of capital of 18.5%. A fifty basis point change in the discount rate would impact the valuation by approximately $0.4 million.

The following tables present the activity for those items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC 820 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Redeemable Noncontrolling Interest(1)	Embedded Derivative	Total
Balance at December 31, 2010	$18,621	$4,295	$22,916
Contributions	1,734	—	1,734
Mark to market valuation adjustment	(15,090)	(4,295)	(19,385)
Net loss attributable to noncontrolling interest	(2,241)	—	(2,241)

Balance at December 31, 2011	$3,024	$—	$3,024

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Redeemable Noncontrolling Interest(1)	Embedded Derivative	Total
Balance at December 31, 2011	$3,024	$—	$3,024
Mark to market valuation adjustment	(268)	—	(268)
Net loss attributable to noncontrolling interest	(658)	—	(658)

Balance at March 31, 2012	$2,098	$—	$2,098

(1)	In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity (“FASB ASC 480”), regarding the classification and measurement of redeemable securities, we mark to market the fair value of the noncontrolling interest in our joint venture investment in New Dawn.

Note 3 Share-Based and Other Compensation Plans

On May 6, 2009, the board of directors of Intelsat Global adopted the amended and restated Intelsat Global, Ltd. 2008 Share Incentive Plan (the “2008 Share Plan”). The 2008 Share Plan was adopted by our new parent holding company, Intelsat Global Holdings, by an amendment effective as of March 30, 2012. The 2008 Share Plan provides for a variety of equity-based awards with respect to Class A common shares (the “Class A Shares”), and Class B common shares (the “Class B Shares” and, together with the Class A Shares, the “Common Shares”), including non-qualified share options, incentive share options (within the meaning of Section 422 of the United States Internal Revenue Service Tax Code), restricted share awards, restricted share unit awards, share appreciation rights, phantom share awards and performance-based awards.

Due to the expiration of certain repurchase features that are contained within the 2008 Share Plan, we changed the classification of certain executive officers’ awards from liability classified awards to equity classified awards during the first quarter of 2011. The change has been accounted for in a manner similar to that of a modification in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, and did not have a material impact on our condensed consolidated balance sheet.

During the three months ended March 31, 2012, Intelsat Global Holdings did not grant or repurchase any common shares. We recorded compensation expense of $2.2 million and $1.1 million during the three months ended March 31, 2011 and 2012, respectively, related to our share-based awards.

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

The defined benefit retirement plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. We expect that our future contributions to the defined benefit retirement plan will be based on the minimum funding requirements of the Internal Revenue Code and on the plan’s funded status. Any significant decline in the fair value of our defined benefit retirement plan assets or other adverse changes to the significant assumptions used to determine the plan’s funded status would negatively impact its funded status and could result in increased funding in future periods. The impact on the funded status as of October 1, the plan’s annual measurement date, is determined based upon market conditions in effect when we completed our annual valuation. During the three months ended March 31, 2012, we made a cash contribution to the defined benefit retirement plan of $5.9 million. We anticipate that we will make additional contributions of approximately $24.2 million to the defined benefit retirement plan during the remainder of 2012. We fund the postretirement medical benefits throughout the year based on benefits paid. We anticipate that our contributions to fund postretirement medical benefits in 2012 will be approximately $4.5 million.

Included in accumulated other comprehensive loss at March 31, 2012 is $180.6 million ($110.4 million, net of tax) that has not yet been recognized in net periodic pension cost, which includes the unrecognized prior service credits and unrecognized actuarial losses.

Net periodic pension benefit costs included the following components (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012
Service cost	$775	$803
Interest cost	5,015	4,765
Expected return on plan assets	(4,932)	(5,141)
Amortization of unrecognized prior service credit	(43)	(43)
Amortization of unrecognized net loss	1,715	3,498

Net periodic costs	$2,530	$3,882

Net periodic other postretirement benefit costs included the following components (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012
Service cost	$113	$89
Interest cost	1,267	1,240
Amortization of unrecognized net loss	—	172

Total costs	$1,380	$1,501

(b) Other Retirement Plans

We maintain two defined contribution retirement plans, qualified under the provisions of Section 401(k) of the Internal Revenue Code, for our employees in the United States. We recognized compensation expense for these plans of $1.8 million during each of the three months ended March 31, 2011 and 2012. We also maintain other defined contribution retirement plans in several non-U.S. jurisdictions, but such plans are not material to our financial position or results of operations.

Note 5 Satellites and Other Property and Equipment

(a) Satellites and Other Property and Equipment, net

Satellites and other property and equipment, net were comprised of the following (in thousands):

	As of December 31, 2011	As of March 31, 2012
Satellites and launch vehicles	$7,825,259	$8,021,985
Information systems and ground segment	480,002	494,220
Buildings and other	284,742	287,362

Total cost	8,590,003	8,803,567
Less: accumulated depreciation	(2,447,272)	(2,605,217)

Total	$6,142,731	$6,198,350

Satellites and other property and equipment are stated at cost, with the exception of satellites that have been impaired. Satellites and other property and equipment acquired as part of an acquisition are based on their fair value at the date of acquisition.

Satellites and other property and equipment, net as of December 31, 2011 and March 31, 2012 included construction-in-progress of $1.5 billion and $1.7 billion, respectively. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $30.6 million and $35.7 million were capitalized during the three months ended March 31, 2011 and 2012, respectively.

We have entered into launch contracts for the launch of both specified and unspecified future satellites. Each of these launch contracts may be terminated at our option, subject to payment of a termination fee that increases as the applicable launch date approaches. In addition, in the event of a failure of any launch, we may exercise our right to obtain a replacement launch within a specified period following our request for re-launch.

(b) Satellite Launch

On March 25, 2012, we successfully launched our IS-22 satellite into orbit. This satellite will be located at 72° east longitude and will provide capacity for media, government and network services in Africa, Asia, Europe and the Middle East via C-band and Ku-band platforms. In addition, IS-22 hosts a specialized UHF communications payload. IS-22 is currently undergoing in-orbit testing and completing its drift to the 72° east orbital location, where it is expected to enter into service in the second quarter of 2012.

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

(a) Horizons Holdings

We have a joint venture with JSAT International, Inc. (“JSAT”), a leading satellite operator in the Asia-Pacific region. The joint venture is named Horizons Satellite Holdings, LLC, and consists of two investments: Horizons-1 Satellite LLC (“Horizons-1”) and Horizons-2 Satellite LLC (“Horizons-2”). Additionally, Horizons Holdings borrowed from JSAT a portion of the funds necessary to finance the construction of the Horizons-2 satellite (the “Horizons 2 Loan Agreement”). We provide certain services to the joint venture and utilize capacity from the joint venture.

We have determined that this joint venture meets the criteria of a VIE under FASB ASC 810. On September 30, 2011, Intelsat and JSAT amended the joint venture agreement relating to their investment in Horizons Holdings (the “Horizons Amendment”), and as a result, we re-evaluated the primary beneficiary determination. Pursuant to the Horizons Amendment, the Horizons-2 satellite was relocated to 85° east longitude in early 2012 and decisions relating to any future relocation of the Horizons-2 satellite will be effectively controlled by us. We believe satellite location is the most significant driver of Horizons Holdings’ economic performance. Additionally, the Horizons-1 satellite is the less significant asset of the joint venture. As a result, we determined that we became the primary beneficiary of Horizons Holdings as of September 30, 2011. In accordance with FASB ASC 810, as the primary beneficiary, we consolidated Horizons Holdings within our condensed consolidated financial statements, net of eliminating entries, beginning on September 30, 2011. Total assets and liabilities of Horizons Holdings were $171.2 million and $73.6 million as of December 31, 2011, respectively, and $156.0 million and $61.2 million as of March 31, 2012, respectively.

In accordance with FASB ASC 810, the initial consolidation of a VIE that is a business is considered a business combination and should be accounted for in accordance with the provisions in FASB ASC Topic 805, Business Combinations (“FASB ASC 805”). Determining the fair values of the net assets of Horizons Holdings required us to make significant estimates and assumptions. In order to develop the fair value estimates, we utilized the income approach. Our estimates included assumptions about projected growth rates, cost of capital, effective tax rates and industry and economic trends. While we believe that the estimates and assumptions underlying the valuation methodology were reasonable, different assumptions could have resulted in different market values. We recorded the assets, liabilities and the noncontrolling interest in Horizons Holdings at fair value upon consolidation at September 30, 2011. The $49.3 million fair value of the Horizons Holdings noncontrolling interest at the initial date of consolidation is included in the equity section of our condensed consolidated balance sheet at December 31, 2011 in accordance with FASB ASC 810.

Prior to the consolidation of Horizons Holdings on September 30, 2011, under the equity method of accounting, our 50% share of the results of the joint venture was income of $0.1 million for the three months ended March 31, 2011, which is included in earnings (loss) from previously unconsolidated affiliates in the accompanying condensed consolidated statements of operations.

We also have a revenue sharing agreement with JSAT related to services sold on the Horizons Satellites. We are responsible for billing and collecting for such services, and we remit 50% of the revenue to JSAT. Under the Horizons Amendment, we agreed to guarantee to JSAT certain minimum levels of annual gross revenues for a three-year period beginning on the date that the Horizons-2 satellite is relocated to 85° east longitude. This guarantee could require us to pay JSAT a maximum potential amount ranging from $7.8 million to $10.3 million per year over the three-year period. We do not expect to incur any losses under this guarantee. In addition, we guaranteed JSAT certain minimum levels of revenue on the Horizons-2 satellite prior to the arrival at 85° east longitude. Amounts payable to JSAT related to the revenue share, net of applicable fees and commissions, from the Horizons Satellites were $2.2 million and $2.5 million as of December 31, 2011 and March 31, 2012, respectively.

In connection with the Horizons Holdings investment in Horizons-2, we and JSAT entered into a capital contribution and subscription agreement in August 2005, which requires both us and JSAT to fund 50% of the amount due from Horizons Holdings under the Horizons 2 Loan Agreement. As of March 31, 2012, we had a receivable of $30.5 million from JSAT representing the total remaining future payments to be received from JSAT to fund their portion of the amount due under the Horizons 2 Loan Agreement, $12.2 million of which is included in receivables, net and the remainder of which is included in other assets on our condensed consolidated balance sheet as of March 31, 2012.

(b) New Dawn

In June 2008, we entered into a project and shareholders’ agreement (the “New Dawn Project Agreement”) with Convergence SPV, Ltd. (“Convergence Partners”) pursuant to which New Dawn, a Mauritius company in which we have a 74.9% indirect ownership interest and Convergence Partners has a 25.1% noncontrolling ownership interest, launched a satellite in April 2011 to provide satellite transponder services to customers in Africa.

We and Convergence Partners agreed to make certain capital contributions to New Dawn in proportion to our respective ownership interests in New Dawn to fund a portion of the cost of construction and launch of the New Dawn satellite. Total equity contributions during the three months ended March 31, 2011 were $6.2 million, of which $4.6 million were attributable to us with the remaining $1.6 million contributed by Convergence Partners. There were no equity contributions made during the three months ended March 31, 2012. New Dawn and its subsidiaries are unrestricted subsidiaries for purposes of applicable indentures and credit agreements of ours and our wholly-owned subsidiaries.

Convergence Partners has at its option the ability to require us to buy its ownership interest at fair value subsequent to the operations of New Dawn’s assets for a period as defined in the New Dawn Project Agreement. As a result of this option, as of each balance sheet date, we have reflected within mezzanine equity the estimated amount that we would pay to Convergence Partners if the option was exercised. This amount reflects the fair value analysis we performed at March 31, 2012, which resulted in a year-to-date decrease of $0.3 million in the fair value of the option, reducing it to $2.1 million. The

$0.3 million change in fair value is shown as an increase in our paid-in capital at March 31, 2012. We have assessed the significance of the Level 3 inputs to the overall valuation and have concluded that the valuation in its entirety is classified in Level 3 of the fair value hierarchy (see Note 2—Fair Value Measurements).

We consolidate New Dawn within our condensed consolidated financial statements, net of eliminating entries. Additionally, we account for the percentage interest in New Dawn owned by Convergence Partners as a noncontrolling interest according to the guidance provided under FASB ASC 480 specifically related to the classification and measurement of redeemable securities.

(c) WP Com

We have formed a joint venture with Corporativo W. Com S. de R.L. de C.V. (“Corporativo”) named WP Com, S. de R.L. de C.V. (“WP Com”). We own 49% of the voting equity shares and 88% of the economic interest in WP Com and Corporativo owns the remaining 51% of the voting equity shares. PanAmSat de Mexico, S. de R.L. de C.V. (“PAS de Mexico”) is a subsidiary of WP Com, 99.9% of which is owned by WP Com, with the remainder of the equity interest split between us and Corporativo. We formed WP Com to enable us to operate in Mexico, and PAS de Mexico acts as a reseller of our satellite services to customers in Mexico and Ecuador. Profits and losses of WP Com are allocated to the joint venture partners based upon the voting equity shares.

We have determined that this joint venture meets the criteria of a VIE under FASB ASC 810. In accordance with FASB ASC 810, we evaluated this joint venture to determine the primary beneficiary. We have concluded that we are the primary beneficiary because we influence the underlying business drivers of PAS de Mexico, including by acting as the sole provider for satellite services that PAS de Mexico resells. Furthermore, we have modified our pricing for these services to ensure that PAS de Mexico continues to operate in the Mexican market. Corporativo does not fund any of the operating expenses of PAS de Mexico. Thus, we consolidate WP Com within our condensed consolidated financial statements and we account for the percentage interest in the voting equity of WP Com owned by Corporativo as a noncontrolling interest, which is included in the equity section of our condensed consolidated balance sheet in accordance with FASB ASC 810.

(d) Equity Attributable to Intelsat and Noncontrolling Interests

The following tables present changes in equity attributable to Intelsat and equity attributable to our noncontrolling interests, which is included in the equity section of our condensed consolidated balance sheet (in thousands):

	Intelsat S.A. Shareholder’s Deficit	Non-redeemable Noncontrolling Interest	Total Shareholder’s Deficit

Balance at January 1, 2011	$(698,941)	$1,902	$(697,039)
Net income (loss)	(432,888)	1,136	(431,752)
Liabilities assumed by parent and other contributed capital	8,385	—	8,385
Consolidation of Horizons Holdings	—	49,263	49,263
Dividends paid to noncontrolling interests	—	(1,375)	(1,375)
Mark to market adjustment for redeemable noncontrolling interest	15,090	—	15,090
Pension/postretirement liability adjustment	(35,080)	—	(35,080)
Other comprehensive income	59	—	59

Balance at December 31, 2011	$(1,143,375)	$50,926	$(1,092,449)

	Intelsat S.A. Shareholder’s Deficit	Non-redeemable Noncontrolling Interest	Total Shareholder’s Deficit

Balance at January 1, 2012	$(1,143,375)	$50,926	$(1,092,449)
Net income (loss)	(24,449)	839	(23,610)
Liabilities assumed by parent and other contributed capital	1,062	—	1,062
Dividends paid to noncontrolling interests	—	(2,255)	(2,255)
Mark to market adjustment for redeemable noncontrolling interest	268	—	268
Pension/postretirement liability adjustment	2,251	—	2,251
Other comprehensive income	304	—	304

Balance at March 31, 2012	$(1,163,939)	$49,510	$(1,114,429)

Note 7 Goodwill and Other Intangible Assets

The carrying amounts of goodwill and acquired intangible assets not subject to amortization consist of the following (in thousands):

	As of December 31, 2011	As of March 31, 2012
Goodwill	$6,780,827	$6,780,827
Trade name	70,400	70,400
Orbital locations	2,387,700	2,387,700

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

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consist of the following (in thousands):

	As of December 31, 2011			As of March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$743,760	$(456,604)	$287,156	$743,760	$(472,505)	$271,255
Customer relationships	534,030	(78,318)	455,712	534,030	(85,363)	448,667
Technology	2,700	(2,700)	—	2,700	(2,700)	—

Total	$1,280,490	$(537,622)	$742,868	$1,280,490	$(560,568)	$719,922

Intangible assets are amortized based on the expected pattern of consumption. We recorded amortization expense of $26.4 million and $22.9 million for the three months ended March 31, 2011 and 2012, respectively.

Note 8 Long-Term Debt

The carrying values and fair values of our notes payable and long-term debt were as follows (in thousands):

	As of December 31, 2011		As of March 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Intelsat S.A.:
6.5% Senior Notes due November 2013	$353,550	$354,434	$353,550	$362,389
Unamortized discount on 6.5% Senior Notes	(51,471)	—	(45,326)	—

Total Intelsat S.A. obligations	302,079	354,434	308,224	362,389

Intelsat Luxembourg:
11.25% Senior Notes due February 2017	2,805,000	2,706,825	2,805,000	2,924,213
11.5% / 12.5% Senior PIK Election Notes due February 2017	2,502,986	2,340,292	2,502,986	2,578,075

Total Intelsat Luxembourg obligations	5,307,986	5,047,117	5,307,986	5,502,288

Intelsat Jackson:
11.25% Senior Notes due June 2016	1,048,220	1,103,251	1,048,220	1,103,252
Unamortized premium on 11.25% Senior Notes	4,286	—	4,097	—
9.5% Senior Notes due June 2016	701,913	733,499	701,913	733,499
8.5% Senior Notes due November 2019	500,000	527,500	500,000	550,000
Unamortized discount on 8.5% Senior Notes	(3,545)	—	(3,466)	—
7.25% Senior Notes due October 2020	1,000,000	1,011,300	1,000,000	1,047,500
7.25% Senior Notes due April 2019	1,500,000	1,530,000	1,500,000	1,569,450
7.5% Senior Notes due April 2021	1,150,000	1,173,000	1,150,000	1,204,625
Senior Unsecured Credit Facilities due February 2014	195,152	182,468	195,152	191,249
New Senior Unsecured Credit Facilities due February 2014	810,876	758,169	810,876	794,658
Senior Secured Credit Facilities due April 2018	3,233,750	3,217,581	3,225,625	3,249,817
Unamortized discount on Senior Credit Facilities	(14,349)	—	(13,847)	—
Senior Secured Revolving Credit Facility	—	—	175,000	175,000

Total Intelsat Jackson obligations	10,126,303	10,236,768	10,293,570	10,619,050

New Dawn:
Senior Secured Debt Facility due 2017	109,625	109,625	110,352	110,352
Mezzanine Secured Debt Facility due 2019	82,580	82,580	83,241	83,241
10.5% Note Payable to Convergence Partners	502	502	502	502

Total New Dawn obligations	192,707	192,707	194,095	194,095

Horizons Holdings:
Loan Payable to JSAT	73,255	73,255	61,046	61,046

Total Horizons Holdings obligations	73,255	73,255	61,046	61,046

Total Intelsat S.A. long-term debt	16,002,330	$15,904,281	16,164,921	$16,738,868

Less:
Current portion of long-term debt	164,818		338,955

Total current portion	164,818		338,955

Total long-term debt, excluding current portion	$15,837,512		$15,825,966

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

Senior Secured Credit Facilities

On January 12, 2011, Intelsat Jackson Holdings S.A. (“Intelsat Jackson”), a wholly-owned subsidiary of Intelsat S.A., entered into a secured credit agreement (the “Intelsat Jackson Secured Credit Agreement”), which includes a $3.25 billion term loan facility maturing in April 2018 and a $500.0 million revolving credit facility with a five year maturity, and borrowed the full $3.25 billion under the term loan facility. The term loan facility requires regularly scheduled quarterly payments of principal equal to 0.25% of the original principal amount of the term loan beginning six months after January 12, 2011, with the remaining unpaid amount due and payable at maturity on April 2, 2018. Up to $350.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $70.0 million of the revolving credit facility is available for swingline loans. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. Intelsat Jackson is required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, at a rate per annum of 0.375%. As of March 31, 2012, Intelsat Jackson had $175.0 million outstanding under its revolving credit facility and $287.5 million (net of standby letters of credit) of availability remaining thereunder. On April 23, 2012, Intelsat Jackson repaid $50.0 million of the $175.0 million outstanding under its revolving credit facility.

The Intelsat Jackson Secured Credit Agreement includes two financial covenants. Intelsat Jackson must maintain a consolidated secured debt to consolidated EBITDA ratio of less than or equal to 3.50 to 1.00 at the end of each fiscal quarter as well as a consolidated EBITDA to consolidated interest expense ratio of greater than or equal to 1.75 to 1.00 at the end of each fiscal quarter, in each case as such financial measures are defined in the Intelsat Jackson Secured Credit Agreement. Intelsat Jackson was in compliance with these financial maintenance covenant ratios with a consolidated secured debt to consolidated EBITDA ratio of 1.55 to 1.00 and a consolidated EBITDA to consolidated interest expense ratio of 2.81 to 1.00 as of March 31, 2012.

New Dawn Credit Facilities

On December 5, 2008, New Dawn entered into a $215.0 million secured financing arrangement with an eight-year maturity that consists of senior and mezzanine term loan facilities. The credit facilities are non-recourse to New Dawn’s shareholders, including us and our wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions. The senior facility provides for a commitment of up to $125.0 million. The interest rate on term loans under the senior facility is the aggregate of the London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin between 3.0% and 4.0% and certain costs, if incurred. The mezzanine facility provides for a commitment of up to $90.0 million. The interest rate on term loans under the mezzanine facility is the aggregate of LIBOR plus an applicable margin between 5.3% and 6.3% and certain costs, if incurred. New Dawn is required to pay a commitment fee at a rate per annum of between  3/8% and  1/2% on any unused commitments under the credit facilities. New Dawn had aggregate outstanding borrowings of $193.6 million under its credit facilities as of March 31, 2012.

Subsequent to the launch of the Intelsat New Dawn satellite in April 2011, which experienced an anomaly resulting in the failure to deploy the C-band antenna reflector, the New Dawn joint venture filed a partial loss claim with its insurer. The claim was finalized and agreed to during 2011, resulting in total insurance recoveries of $118.0 million. At December 31, 2011 and March 31, 2012, $94.1 million and $118.0 million, respectively, were received from the insurers and held in a specific insurance proceeds account reflected as restricted cash in the accompanying condensed consolidated balance sheets. New Dawn’s secured financing arrangement provides that all or most of the proceeds of the insurance claim will be used to pay down New Dawn’s debt and a portion of the associated interest rate swap. Therefore, $106.5 million of the New Dawn senior term loan facility has been classified as current as of March 31, 2012.

2012 Intelsat Jackson Notes Offering and Tender Offers

On April 26, 2012, Intelsat Jackson completed an offering of $1,200 million aggregate principal amount of its 7 1/4% Senior Notes due 2020 (the “2020 Jackson Notes”). Intelsat Jackson had previously issued $1.0 billion aggregate principal amount of the 2020 Jackson Notes on September 30, 2010. The net proceeds from this offering were, or are expected to be, used by Intelsat Jackson to repurchase or redeem all of Intelsat Jackson’s outstanding 9 1/2% Senior Notes due 2016 (the “2016 Jackson 9 1/2% Notes”) and up to $470.0 million aggregate principal amount of its outstanding 11 1/4% Senior Notes due 2016 (the “2016 Jackson 11 1/4% Notes”).

In connection with these tender offers and redemptions, in the second quarter of 2012 we expect to recognize a loss on early extinguishment of debt of up to a maximum of $43.8 million, consisting of the difference between the carrying value of the aggregate debt ultimately repurchased or redeemed and the total cash amount paid (including related fees), and a write-off of unamortized debt premium and debt issuance costs.

Financing Commitment for Intelsat S.A. Senior Notes due 2013

On April 12, 2012, Intelsat S.A. obtained agreements from affiliates of Goldman, Sachs & Co. and Morgan Stanley to provide unsecured term loan commitments sufficient to refinance in full its 6 1/2% Senior Notes due 2013 (the “Intelsat S.A. Notes”) on or immediately prior to their maturity date, in the event that Intelsat S.A. does not otherwise refinance or retire the Intelsat S.A. Notes. These term loans will have a maturity of two years from funding, and the funding thereof is subject to various terms and conditions.

2011 Reorganization and 2011 Secured Loan Refinancing

On January 12, 2011, certain of our subsidiaries completed a series of internal transactions and related steps that reorganized the ownership of our assets among our subsidiaries and effectively combined the legacy businesses of Intelsat Subsidiary Holding Company S.A. (“Intelsat Sub Holdco”) and Intelsat Corporation (“Intelsat Corp’) in order to simplify our operations and enhance our ability to transact business in an efficient manner (the “2011 Reorganization”). Also on January 12, 2011, Intelsat Jackson entered into the Intelsat Jackson Secured Credit Agreement as discussed above, and borrowed $3.25 billion under a term loan facility. Part of the net proceeds of the term loan, amounting to $2.4 billion, were contributed or loaned to Intelsat Corp, which used such funds to repay its existing indebtedness under Intelsat Corp’s senior secured facilities and to redeem Intelsat Corp’s 9 1/4% Senior Notes due 2016. Separately, Intelsat Corp also redeemed all of its 9 1/4% Senior Notes due 2014 and its 6 7/8% Senior Secured Debentures due 2028. In addition, Intelsat Jackson contributed approximately $330.2 million of the net proceeds of the new term loan to Intelsat Sub Holdco to repay all existing indebtedness under Intelsat Sub Holdco’s senior secured credit facilities. The entry into the Intelsat Jackson Secured Credit Agreement, the repayment of the existing indebtedness of Intelsat Corp and the repayment of all the secured existing indebtedness of Intelsat Sub Holdco are referred to collectively as the “2011 Secured Loan Refinancing”. In connection with the 2011 Secured Loan Refinancing, certain of our interest rate swaps were assigned by Intelsat Sub Holdco and Intelsat Corp to Intelsat Jackson, and are now secured by a first priority security interest in the collateral that also secures obligations under the Intelsat Jackson Secured Credit Agreement. Additionally, in connection with the 2011 Secured Loan Refinancing, we recognized a loss on early extinguishment of debt of $87.9 million during the three months ended March 31, 2011, which consists of the difference between the carrying value of the Intelsat Corp and Intelsat Sub Holdco debt repaid and the total cash amount paid (including related fees), and a write-off of unamortized debt discounts and debt issuance costs.

2011 Notes Redemptions

On March 18, 2011, Intelsat S.A. redeemed all of the $485.8 million aggregate principal amount outstanding of its 7 5/8% Senior Notes due 2012. Additionally, on March 18, 2011, Intelsat Sub Holdco redeemed $225.0 million aggregate principal amount outstanding of its 8 1/2% Senior Notes due 2013. In connection with these redemptions, we recognized a loss on early extinguishment of $80.3 million during the three months ended March 31, 2011, which consists of the difference between the carrying value of the Intelsat S.A. and Intelsat Sub Holdco debt repaid and the total cash paid (including related fees), and a write-off of unamortized debt discounts and debt issuance costs.

Note 9 Derivative Instruments and Hedging Activities

Interest Rate Swaps

We are subject to interest rate risk primarily associated with our variable-rate borrowings. Interest rate risk is the risk that changes in interest rates could adversely affect earnings and cash flows. Specific interest rate risk includes: the risk of increasing interest rates on short-term debt; the risk of increasing interest rates for planned new fixed long-term financings; and the risk of increasing interest rates for planned refinancing using long-term fixed-rate debt. We have entered into interest rate swap agreements to reduce the impact of interest rate movements on future interest expense by converting substantially all of our floating-rate debt to a fixed rate.

In connection with the 2011 Secured Loan Refinancing, certain of our interest rate swaps were assigned by Intelsat Sub Holdco and Intelsat Corp to Intelsat Jackson, and are now secured by a first priority security interest in the collateral that also secures obligations under the Intelsat Jackson Secured Credit Agreement (see Note 8 – Long Term Debt).

On December 22, 2011, we amended our interest rate swap agreements with an aggregate notional amount of $448.5 million between Intelsat Jackson and respective counterparties to the interest rate swaps. These amendments resulted in a change to the maturity date, the applicable fixed rate of interest that we pay and certain termination events.

During the three months ended March 31, 2012, we amended our interest rate swap agreements with an aggregate notional amount of $1.2 billion between Intelsat Jackson and respective counterparties to the interest rate swaps. These amendments resulted in a change to the maturity date, the applicable fixed rate of interest that we pay and certain termination events.

As of March 31, 2012, we held interest rate swaps with aggregate notional amounts of $731.4 million and $1.6 billion which mature in March 2013 and January 2016, respectively. These swaps were entered into as further described below to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities, but have not been designated as hedges for accounting purposes. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest. On the interest rate reset date of March 14, 2012, the interest rate which the counterparties utilized to compute interest due to us was determined to be 0.47%.

Additionally, as of March 31, 2012, New Dawn had a floating-to-fixed interest rate swap to hedge future interest payments on its senior and mezzanine term loan facilities. The interest rate swap has an effective date of July 7, 2011, maturing on July 7, 2014, with a notional amount of $65.5 million for the mezzanine loan and varying notional amounts for the senior loan. We receive an interest rate of three-month LIBOR and pay a fixed coupon of 3.72%. On the interest rate reset date of January 5, 2012, the interest rate which the counterparties utilized to compute interest due to us was 0.58%. This swap was undesignated as a hedge for accounting purposes.

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

All of these interest rate swaps were undesignated as of March 31, 2012. The swaps are marked-to-market quarterly with any change in fair value recorded within (gains) losses on derivative financial instruments in our condensed consolidated statements of operations. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of our derivatives. The fair value measurement of derivatives could result in either a net asset or a net liability position for us. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting arrangements as applicable and necessary. When the swaps are in a net liability position for us, the credit valuation adjustments are calculated by determining the total expected exposure of the derivatives, incorporating the current and potential future exposures and then applying an applicable credit spread to the exposure. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. The inputs utilized for our own credit spread are based on implied spreads from traded levels of our debt. Accordingly, as of March 31, 2012, we recorded a non-cash credit valuation adjustment of approximately $5.1 million as a reduction to our liability.

As of December 31, 2011 and March 31, 2012, $14.8 million and $33.6 million was included in other current liabilities, respectively, and $80.7 million and $59.0 million was included in other long-term liabilities, respectively, within our condensed consolidated balance sheets related to the interest rate swaps. The $33.6 million in other current liabilities at March 31, 2012 includes $10.6 million related to the portion of the New Dawn insurance proceeds that we anticipate will be used to pay down a portion of the New Dawn interest rate swap.

Put Option Embedded Derivative Instrument

On the date of issuance of Intelsat Sub Holdco’s 8 7/8% Senior Notes due 2015 (the “2015 Intelsat Sub Holdco Notes, Series B”), we determined that these debt instruments contained a contingent put option clause within the host contract, which afforded the holders of the notes the option to require the issuer to repurchase such notes at 101% of their principal amount in the event of a change of control, as defined in the indenture governing the notes. In our evaluation of the financing arrangement, we concluded that the contingent put option required bifurcation in accordance with current accounting standards under FASB ASC Topic 815, Derivatives and Hedging. We therefore bifurcated the contingent put option and carried it as a derivative liability at fair value. We estimated the fair value of the derivative on the date of inception using a standard valuation technique, which places the most significant emphasis upon the estimated date and probability of a change of control and incorporated the issue price, maturity date and change of control put price. We subsequently revalued the derivative at the end of each reporting period, recognizing any change in fair value through earnings. The fair value of the embedded derivative was calculated as $4.3 million at December 31, 2010. As of May 5, 2011, we redeemed the entire $400 million aggregate principal amount outstanding of the 2015 Intelsat Sub Holdco Notes, Series B. Therefore, we derecognized the embedded derivative liability and the value at December 31, 2011 was $0. We recorded a gain of $4.3 million included in (gains) losses on derivative financial instruments in our condensed consolidated statement of operations during the three months ended March 31, 2011 to adjust the fair market value of the put option embedded derivative to $0.

The following table sets forth the fair value of our derivatives by category (in thousands):

		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	December 31, 2011	March 31, 2012
Undesignated interest rate swaps	Other current liabilities	$14,828	$33,596
Undesignated interest rate swaps	Other long-term liabilities	80,690	59,037

Total derivatives		$95,518	$92,633

The following table sets forth the effect of the derivative instruments on the condensed consolidated statements of operations (in thousands):

Derivatives not designated as hedging instruments	Presentation in Statements of Operations	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012
Undesignated interest rate swaps	Losses on derivative financial instruments	$2,581	$9,858
Put option embedded derivative	Gains on derivative financial instruments	(4,295)	—

Total (gains) losses on derivative financial instruments		$(1,714)	$9,858

Note 10 Income Taxes

The majority of our operations are located in taxable jurisdictions, including Luxembourg, the United States and the United Kingdom. Our Luxembourg companies that file tax returns as a consolidated group generated a loss for the three months ended March 31, 2012. Due to our cumulative losses in recent years, and the inherent uncertainty associated with the realization of future taxable income in the foreseeable future, we recorded a full valuation allowance against the net operating losses generated in Luxembourg. The difference between tax expense (benefit) reported in the condensed consolidated statements of operations and tax computed at statutory rates is attributable to the valuation allowance on losses generated in Luxembourg, the provision for foreign taxes, which were principally in the United States and the United Kingdom, as well as withholding taxes on revenue earned in many of the foreign markets in which we operate.

Cash paid for income taxes, net of refunds, totaled $7.4 million and $14.0 million for the three months ended March 31, 2011 and 2012, respectively.

As of December 31, 2011 and March 31, 2012, our gross unrecognized tax benefits were $64.8 million and $66.2 million, respectively (including interest and penalties), of which $46.6 million and $47.8 million, respectively, if recognized, would affect our effective tax rate. As of December 31, 2011 and March 31, 2012, we had recorded reserves for interest and penalties in the amount of $8.6 million and $9.5 million, respectively. We continue to recognize interest and, to the extent applicable, penalties with respect to the unrecognized tax benefits as income tax expense. Since December 31, 2011, the change in the balance of unrecognized tax benefits consisted of an increase of $0.5 million related to prior period tax positions and an increase of $0.9 million related to current tax positions.

We operate in various taxable jurisdictions throughout the world and our tax returns are subject to audit and review from time to time. We consider Luxembourg, the United States and the United Kingdom to be our significant tax jurisdictions. Our Luxembourg, U.S. and U.K. subsidiaries are subject to income tax examination for periods after December 31, 2003.

Within the next twelve months, we believe that there are no jurisdictions in which the outcome of unresolved tax issues or claims is likely to be material to our results of operations, financial position or cash flows.

On March 7, 2011, Intelsat Holding Corporation was notified by the Internal Revenue Service of its intent to initiate an audit for the tax years ending December 31, 2008 and 2009. At this point in time, it is too early to anticipate the probability of any adjustments resulting from this audit. During the first quarter of 2012, the tax authorities in the United Kingdom closed an audit of our UK subsidiaries for the tax year ended December 31, 2009. The conclusion of this audit had no material impact on our results of operations, financial position or cash flows.

Prior to August 20, 2004, Intelsat Corp, joined with The DIRECTV Group and General Motors Corporation in filing a consolidated U.S. federal income tax return. In April 2004, Intelsat Corp entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among Intelsat Corp and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify Intelsat Corp for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from Intelsat Corp regarding any liability for the federal or consolidated state or local income taxes of General Motors Corporation and The DIRECTV Group, except those income taxes Intelsat Corp is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corp for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on, or prior to, the day of the closing of the PanAmSat recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, Intelsat Corp’s tax exposure after indemnification related to these periods is capped at $15.0 million, of which $4.0 million has been paid to date. The tax separation agreement with The DIRECTV Group is effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates. As of December 31, 2011 and March 31, 2012, we had a tax indemnification receivable of $2.3 million.

Note 11 Contingencies

(a) Litigation and Claims

We are subject to litigation in the ordinary course of business. Management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

(b) LCO Protection

Most of the customer service commitments entered into prior to our privatization were transferred to us pursuant to novation agreements. Certain of these agreements contain provisions, including provisions for lifeline connectivity obligation (“LCO”) protection, which constrain our ability to price services in some circumstances. Our LCO contracts require us to provide customers with the right to renew their service commitments covered by LCO contracts at prices no higher than the prices charged for those services on the privatization date. Under some circumstances, we may also be required by an LCO contract to reduce the price for a service commitment covered by the contract. LCO protection may continue until July 18, 2013. As of March 31, 2012, we had approximately $85.8 million of backlog covered by LCO contracts and to date we have not been required to reduce prices for our LCO-protected service commitments. There can be no assurance that we will not be required to reduce prices in the future under our LCO commitments.

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

The geographic distribution of our revenue was as follows:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012
North America	46%	48%
Europe	17%	16%
Africa and Middle East	17%	16%
Latin America and Caribbean	14%	14%
Asia Pacific	6%	6%

Approximately 4% and 5% of our revenue was derived from our largest customer during the three months ended March 31, 2011 and 2012, respectively. The ten largest customers accounted for approximately 26% of our revenue for each of the three months ended March 31, 2011 and 2012, respectively.

Our revenues were derived from the following services, with Off-Network and Other Revenues shown separately from On-Network Revenues (in thousands, except percentages):

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2012
On-Network Revenues
Transponder services	$467,283	73%	$479,959	75%
Managed services	70,947	11%	65,972	10%
Channel	27,296	4%	23,820	4%

Total on-network revenues	565,526	88%	569,751	88%
Off-Network and Other Revenues
Transponder, MSS and other off-network services	59,469	9%	64,434	10%
Satellite-related services	15,193	2%	9,984	2%

Total off-network and other revenues	74,662	12%	74,418	12%

Total	$640,188	100%	$644,169	100%

Note 13 Related Party Transactions

(a) Shareholders’ Agreement

The shareholders of Intelsat Global entered into shareholders agreements on February 4, 2008. The shareholders agreements were assigned to Intelsat Global Holdings by an amendment effective as of March 30, 2012. The shareholders agreements and the articles of incorporation of Intelsat Global Holdings provide, among other things, for the governance of Intelsat Global Holdings and its subsidiaries and provide specific rights to and limitations upon the holders of Intelsat Global Holding’s share capital with respect to shares held by such holders.

(b) Monitoring Fee Agreement

Intelsat Luxembourg, our direct wholly-owned subsidiary, has a monitoring fee agreement dated February 4, 2008 (the “2008 MFA”) with BC Partners Limited and Silver Lake Management Company III, L.L.C. (together, the “2008 MFA Parties”), pursuant to which the 2008 MFA Parties provide certain monitoring, advisory and consulting services to Intelsat Luxembourg. We recorded expense for services associated with the 2008 MFA of $6.2 million and $6.3 million during the three months ended March 31, 2011 and 2012, respectively.

(c) Ownership by Management

Certain directors, officers and key employees of Intelsat Global Holdings and its subsidiaries hold restricted shares, options and SCAs of Intelsat Global Holdings (see Note 3—Share-based and Other Compensation Plans). In the aggregate, these shares and arrangements outstanding as of March 31, 2012 provided for the issuance of approximately 12.6% of the voting equity of Intelsat Global Holdings on a fully diluted basis.

(d) Horizons Holdings

We have a 50% ownership interest in Horizons Holdings as a result of a joint venture with JSAT (see Note 6—Investments).

(e) New Dawn

We have a 74.9% ownership interest in New Dawn as a result of the New Dawn Project Agreement with Convergence Partners (see Note 6—Investments).

(f) WP Com

We have a 49% ownership interest in WP Com as a result of a joint venture with Corporative (see Note 6—Investments).

(g) Receivable from Parent

We had a receivable from Intelsat Global as of December 31, 2011 and March 31, 2012 of $16.8 million and $20.7 million, respectively.

Note 14 Supplemental Consolidating Financial Information

Intelsat Jackson is the issuer of approximately $1.0 billion of the 2016 Jackson 11 1/4% Notes. The 2016 Jackson 11 1/4% Notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat S.A. and Intelsat Luxembourg. The 2016 Jackson 11 1/4% Notes are not guaranteed by any of Intelsat Jackson’s direct or indirect subsidiaries.

In addition, on June 27, 2008, Intelsat Luxembourg issued approximately $2.8 billion of 11 1/4% Senior Notes due 2017 and approximately $2.3 billion of 11 1/2% / 12 1/2% Senior PIK Election Notes due 2017, which are fully and unconditionally guaranteed, jointly and severally, by Intelsat S.A.

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

Other comprehensive income for the three months ended March 31, 2011 and 2012, was $1.2 million and $2.6 million, respectively, all of which is attributable to the subsidiaries of Intelsat Jackson.

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2012

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents, net of restricted cash	$465	$181	$168,465	$142,352	$—	$311,463
Restricted cash	—	—	—	118,032	—	118,032
Receivables, net of allowance	43	1	10	305,572	—	305,626
Deferred income taxes	—	—	—	25,873	—	25,873
Prepaid expenses and other current assets	251	18,797	360	45,429	—	64,837
Intercompany receivables	—	591	—	727,880	(728,471)	—

Total current assets	759	19,570	168,835	1,365,138	(728,471)	825,831

Satellites and other property and equipment, net	—	—	—	6,198,350	—	6,198,350
Goodwill	—	—	—	6,780,827	—	6,780,827
Non-amortizable intangible assets	—	—	—	2,458,100	—	2,458,100
Amortizable intangible assets, net	—	—	—	719,922	—	719,922
Investment in affiliates	(323,403)	4,994,643	15,603,376	1,010	(20,274,616)	1,010
Other assets	4,908	96,025	92,748	232,271	—	425,952

Total assets	$(317,736)	$5,110,238	$15,864,959	$17,755,618	$(21,003,087)	$17,409,992

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,210	$38	$441	$120,439	$—	$123,128
Accrued interest payable	9,575	77,102	242,434	2,977	—	332,088
Current portion of long-term debt	—	—	207,500	131,455	—	338,955
Deferred satellite performance incentives	—	—	—	17,194	—	17,194
Other current liabilities	—	—	23,371	149,804	—	173,175
Intercompany payables	476,684	—	251,787	-	(728,471)	—

Total current liabilities	488,469	77,140	725,533	421,869	(728,471)	984,540
Long-term debt, net of current portion	308,224	5,307,986	10,086,070	123,686	—	15,825,966
Deferred satellite performance incentives, net of current portion	—	—	—	105,772	—	105,772
Deferred revenue, net of current portion	—	—	—	735,771	—	735,771
Deferred income taxes	—	—	—	268,719	—	268,719
Accrued retirement benefits	—	—	—	300,977	—	300,977
Other long-term liabilities	—	47,765	58,713	194,100	—	300,578

Noncontrolling interest	—	—	—	2,098	—	2,098

Shareholder’s equity (deficit):
Ordinary shares	5,000	669,036	4,322,473	9,576,008	(14,567,517)	5,000
Other shareholder’s equity (deficit)	(1,119,429)	(991,689)	672,170	6,026,618	(5,707,099)	(1,119,429)

Total liabilities and shareholder’s equity	$(317,736)	$5,110,238	$15,864,959	$17,755,618	$(21,003,087)	$17,409,992

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents, net of restricted cash	$511	$908	$2,269	$291,012	$—	$294,700
Restricted cash	—	—	—	94,131	—	94,131
Receivables, net of allowance	41	—	—	331,330	—	331,371
Deferred income taxes	—	—	—	26,058	—	26,058
Prepaid expenses and other current assets	551	16	37	42,330	—	42,934
Intercompany receivables	—	6,249	—	897,410	(903,659)	—

Total current assets	1,103	7,173	2,306	1,682,271	(903,659)	789,194

Satellites and other property and equipment, net	—	—	—	6,142,731	—	6,142,731
Goodwill	—	—	—	6,780,827	—	6,780,827
Non-amortizable intangible assets	—	—	—	2,458,100	—	2,458,100
Amortizable intangible assets, net	—	—	—	742,868	—	742,868
Investment in affiliates	(303,483)	5,177,192	15,832,505	1,010	(20,706,214)	1,010
Other assets	5,356	99,680	95,708	246,280	(348)	446,676

Total assets	$(297,024)	$5,284,045	$15,930,519	$18,054,087	$(21,610,221)	$17,361,406

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,484	$(10)	$450	$195,252	$—	$198,176
Accrued interest payable	3,831	227,953	125,714	1,838	—	359,336
Current portion of long-term debt	—	—	32,500	132,318	—	164,818
Deferred satellite performance incentives	—	—	—	17,715	—	17,715
Other current liabilities	—	—	3,195	137,874	—	141,069
Intercompany payables	487,031	—	416,628	-	(903,659)	—

Total current liabilities	493,346	227,943	578,487	484,997	(903,659)	881,114
Long-term debt, net of current portion	302,079	5,307,986	10,093,802	133,645	—	15,837,512
Deferred satellite performance incentives, net of current portion	—	—	—	113,974	—	113,974
Deferred revenue, net of current portion	—	—	—	724,413	—	724,413
Deferred income taxes	—	—	—	265,181	—	265,181
Accrued retirement benefits	—	—	—	305,902	—	305,902
Other long-term liabilities	—	49,673	81,038	192,372	(348)	322,735

Noncontrolling interest	—	—	—	3,024	—	3,024

Shareholder’s equity (deficit):
Ordinary shares	5,000	669,036	4,322,473	9,576,008	(14,567,517)	5,000
Other shareholder’s equity (deficit)	(1,097,449)	(970,593)	854,719	6,254,571	(6,138,697)	(1,097,449)

Total liabilities and shareholder’s equity	$(297,024)	$5,284,045	$15,930,519	$18,054,087	$(21,610,221)	$17,361,406

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated

Revenue	$—	$—	$—	$644,169	$—	$644,169

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	105,010	—	105,010
Selling, general and administrative	1,049	6,426	461	43,030	—	50,966
Depreciation and amortization	—	—	—	186,871	—	186,871
Loss on derivative financial instruments	—	—	9,256	602	—	9,858

Total operating expenses	1,049	6,426	9,717	335,513	—	352,705

Income (loss) from operations	(1,049)	(6,426)	(9,717)	308,656	—	291,464
Interest (income) expense, net	15,499	152,599	150,682	(7,349)	—	311,431
Subsidiary income (loss)	(7,899)	154,013	314,414	—	(460,528)	—
Other income (expense), net	(2)	(1)	(2)	2,908	—	2,903

Income (loss) before income taxes	(24,449)	(5,013)	154,013	318,913	(460,528)	(17,064)
Provision for income taxes	—	—	—	7,204	—	7,204

Net income (loss)	(24,449)	(5,013)	154,013	311,709	(460,528)	(24,268)
Net income attributable to noncontrolling interest	—	—	—	(181)	—	(181)

Net income (loss) attributable to Intelsat S.A.	$(24,449)	$(5,013)	$154,013	$311,528	$(460,528)	$(24,449)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated

Revenue	$—	$—	$—	$640,188	$—	$640,188

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	105,023	—	105,023
Selling, general and administrative	925	6,326	256	44,092	—	51,599
Depreciation and amortization	—	—	—	195,002	—	195,002
(Gains) losses on derivative financial instruments	—	—	2,536	(4,250)	—	(1,714)

Total operating expenses	925	6,326	2,792	339,867	—	349,910

Income (loss) from operations	(925)	(6,326)	(2,792)	300,321	—	290,278
Interest expense, net	29,447	154,936	132,936	31,471	—	348,790
Loss on early extinguishment of debt	(78,960)	—	—	(89,269)	—	(168,229)
Subsidiary income (loss)	(106,266)	58,597	194,325	—	(146,656)	—
Earnings from previously unconsolidated affiliates	—	—	—	120	—	120
Other income, net	—	—	—	3,877	—	3,877

Income (loss) before income taxes	(215,598)	(102,665)	58,597	183,578	(146,656)	(222,744)
Benefit from income taxes	—	—	—	(6,986)	—	(6,986)

Net income (loss)	(215,598)	(102,665)	58,597	190,564	(146,656)	(215,758)
Net loss attributable to noncontrolling interest	—	—	—	160	—	160

Net income (loss) attributable to Intelsat S.A.	$(215,598)	$(102,665)	$58,597	$190,724	$(146,656)	$(215,598)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated

Cash flows from operating activities:	$1,455	$(324,777)	$(141,999)	$587,402	$—	$122,081

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	—	(260,867)	—	(260,867)
Disbursements for intercompany loans	—	—	—	(23,321)	23,321	—
Investment in subsidiaries	(3,000)	—	(35,690)	—	38,690	—
Dividend from affiliates	1,500	325,550	479,241	—	(806,291)	—

Net cash provided by (used in) investing activities	(1,500)	325,550	443,551	(284,188)	(744,280)	(260,867)

Cash flows from financing activities:
Repayments of long-term debt	—	—	(8,125)	(12,209)	—	(20,334)
Proceeds from issuance of long-term debt	—	—	175,000	—	—	175,000
Proceeds from intercompany borrowing	—	—	23,321	—	(23,321)	—
Principal payments on deferred satellite performance incentives	—	—	—	(4,011)	—	(4,011)
Capital contribution from parent	—	—	—	38,690	(38,690)	—
Dividends to shareholders	—	(1,500)	(325,550)	(479,241)	806,291	—
Capital contribution from noncontrolling interest	—	—	—	6,105	—	6,105
Dividends paid to noncontrolling interest	—	—	—	(2,255)	—	(2,255)

Net cash used in financing activities	—	(1,500)	(135,354)	(452,921)	744,280	154,505

Effect of exchange rate changes on cash and cash equivalents	(1)	—	(2)	1,047	—	1,044

Net change in cash and cash equivalents	(46)	(727)	166,196	(148,660)	—	16,763
Cash and cash equivalents, beginning of period	511	908	2,269	291,012	—	294,700

Cash and cash equivalents, end of period	$465	$181	$168,465	$142,352	$—	$311,463

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

(Certain totals may not add due to the effects of rounding)

On April 5, 2011 Intelsat Jackson completed an offering of $2.65 billion aggregate principal amount of senior notes, consisting of $1.5 billion aggregate principal amount of its 7 1/4% Senior Notes due 2019 (the “7 1/4% 2019 Jackson Notes”) and $1.15 billion amount of its 7 1/2% Senior Notes due 2021 (the “2021 Jackson Notes”). The 7 1/4% 2019 Jackson Notes and the 2021 Jackson Notes are fully and unconditionally guaranteed, jointly and severally by Intelsat S.A., Intelsat Luxembourg and certain wholly-owned subsidiaries of Intelsat Jackson ( the “Subsidiary Guarantors”).

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

Other comprehensive income for the three months ended March 31, 2011 and 2012, was $1.2 million and $2.6 million, respectively, all of which is attributable to the Jackson Subsidiary Guarantors, which are consolidated within Intelsat Jackson as well.

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2012

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents, net of restricted cash	$465	$181	$254,001	$85,536	$56,816	$(85,536)	$311,463
Restricted cash	—	—	—	—	118,032	—	118,032
Receivables, net of allowance	43	1	216,692	216,682	88,890	(216,682)	305,626
Deferred income taxes	—	—	23,759	23,759	2,114	(23,759)	25,873
Prepaid expenses and other current assets	251	18,797	29,661	29,302	17,416	(30,590)	64,837
Intercompany receivables	—	591	514,868	766,654	—	(1,282,113)	—

Total current assets	759	19,570	1,038,981	1,121,933	283,268	(1,638,680)	825,831

Satellites and other property and equipment, net	—	—	5,931,747	5,931,747	283,766	(5,948,910)	6,198,350
Goodwill	—	—	6,780,827	6,780,827	—	(6,780,827)	6,780,827
Non-amortizable intangible assets	—	—	2,458,100	2,458,100	—	(2,458,100)	2,458,100
Amortizable intangible assets, net	—	—	719,922	719,922	—	(719,922)	719,922
Investment in affiliates	(323,268)	4,994,778	211,074	211,074	10	(5,092,658)	1,010
Other assets	4,908	96,025	287,803	195,054	30,988	(188,826)	425,952

Total assets	$(317,601)	$5,110,373	$17,428,454	$17,418,657	$598,032	$(22,827,923)	$17,409,992

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,210	$38	$99,129	$98,688	$23,039	$(99,976)	$123,128
Accrued interest payable	9,575	77,102	243,352	919	2,059	(919)	332,088
Current portion of long-term debt	—	—	207,500	—	131,455	—	338,955
Deferred satellite performance incentives	—	—	16,013	16,013	1,181	(16,013)	17,194
Other current liabilities	—	—	152,538	129,167	21,971	(130,501)	173,175
Intercompany payables	476,684	—	—	—	38,774	(515,458)	—

Total current liabilities	488,469	77,140	718,532	244,787	218,479	(762,867)	984,540
Long-term debt, net of current portion	308,224	5,307,986	10,086,070	—	123,686	—	15,825,966
Deferred satellite performance incentives, net of current portion	—	—	103,025	103,025	2,747	(103,025)	105,772
Deferred revenue, net of current portion	—	—	742,516	742,516	8,918	(758,179)	735,771
Deferred income taxes	—	—	238,941	238,941	23,582	(232,745)	268,719
Accrued retirement benefits	—	—	300,977	300,977	—	(300,977)	300,977
Other long-term liabilities	—	47,765	243,615	184,901	9,198	(184,901)	300,578

Noncontrolling interest	—	—	—	—	2,098	—	2,098

Shareholder’s equity (deficit):
Ordinary shares	5,000	669,036	4,322,518	9,576,008	24	(14,567,586)	5,000
Other shareholder’s equity (deficit)	(1,119,294)	(991,554)	672,260	6,027,502	209,300	(5,917,643)	(1,119,429)

Total liabilities and shareholder’s equity	$(317,601)	$5,110,373	$17,428,454	$17,418,657	$598,032	$(22,827,923)	$17,409,992

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

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated

Revenue	$—	$—	$565,131	$565,131	$181,658	$(667,751)	$644,169

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	67,510	67,510	140,119	(170,129)	105,010
Selling, general and administrative	1,049	6,426	30,386	29,925	13,106	(29,926)	50,966
Depreciation and amortization	—	—	177,229	177,229	9,957	(177,544)	186,871
Loss on derivative financial instruments	—	—	9,257	—	601	—	9,858

Total operating expenses	1,049	6,426	284,382	274,664	163,783	(377,599)	352,705

Income (loss) from operations	(1,049)	(6,426)	280,749	290,467	17,875	(290,152)	291,464
Interest (income) expense, net	15,499	152,599	138,771	(11,911)	4,562	11,911	311,431
Subsidiary income (loss)	(7,864)	154,048	5,610	5,610	—	(157,404)	—
Other income (expense), net	(2)	(1)	2,296	2,296	944	(2,630)	2,903

Income (loss) before income taxes	(24,414)	(4,978)	149,884	310,284	14,257	(462,097)	(17,064)
Provision for (benefit from) income taxes	—	—	(4,164)	(4,164)	11,352	4,180	7,204

Net income (loss)	(24,414)	(4,978)	154,048	314,448	2,905	(466,277)	(24,268)
Net income attributable to noncontrolling interest	—	—	—	—	(181)	—	(181)

Net income (loss) attributable to Intelsat, S.A.	$(24,414)	$(4,978)	$154,048	$314,448	$2,724	$(466,277)	$(24,449)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated

Revenue	$—	$—	$569,967	$569,967	$162,966	$(662,712)	$640,188

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	64,217	64,217	133,551	(156,962)	105,023
Selling, general and administrative	925	6,326	32,141	31,886	12,207	(31,886)	51,599
Depreciation and amortization	—	—	187,828	187,828	7,174	(187,828)	195,002
(Gains) losses on derivative financial instruments	—	—	(1,925)	(4,461)	211	4,461	(1,714)

Total operating expenses	925	6,326	282,261	279,470	153,143	(372,215)	349,910

Income (loss) from operations	(925)	(6,326)	287,706	290,497	9,823	(290,497)	290,278
Interest expense, net	29,447	154,936	163,925	30,988	482	(30,988)	348,790
Loss on early extinguishment of debt	(78,960)	—	(89,269)	(89,269)	—	89,269	(168,229)
Subsidiary income (loss)	(106,266)	58,597	15,084	15,084	—	17,501	—
Earnings from previously unconsolidated affiliates	—	—	120	120	—	(120)	120
Other income, net	—	—	(116)	(118)	3,993	118	3,877

Income (loss) before income taxes	(215,598)	(102,665)	49,600	185,326	13,334	(152,741)	(222,744)
Provision for (benefit from) income taxes	—	—	(8,997)	(8,997)	2,011	8,997	(6,986)

Net income (loss)	(215,598)	(102,665)	58,597	194,323	11,323	(161,738)	(215,758)
Net loss attributable to noncontrolling interest	—	—	—	—	160	—	160

Net income (loss) attributable to Intelsat, S.A.	$(215,598)	$(102,665)	$58,597	$194,323	$11,483	$(161,738)	$(215,598)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated

Cash flows from operating activities:	$1,455	$(324,777)	$417,929	$559,928	$27,474	$(559,928)	$122,081

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	(258,281)	(258,281)	(2,586)	258,281	(260,867)
Repayment from (disbursements for) intercompany loans	—	—	4,884	(18,437)	—	13,553	—
Investment in subsidiaries	(3,000)	—	346	346	—	2,308	—
Dividend from affiliates	1,500	325,550	11,091	11,091	—	(349,232)	—

Net cash provided by (used in) investing activities	(1,500)	325,550	(241,960)	(265,281)	(2,586)	(75,090)	(260,867)

Cash flows from financing activities:
Repayments of long-term debt	—	—	(8,125)	—	(12,209)	—	(20,334)
Proceeds from issuance of long-term debt	—	—	175,000	—	—	—	175,000
Proceeds from (repayment of) intercompany borrowing	—	—	—	—	(4,884)	4,884	—
Principal payments on deferred satellite performance incentives	—	—	(3,570)	(3,570)	(441)	3,570	(4,011)
Capital contribution from parent	—	—	—	35,690	2,654	(38,344)	—
Dividends to shareholders	—	(1,500)	(325,550)	(479,241)	(11,091)	817,382	—
Capital contribution from noncontrolling interest	—	—	—	—	6,105	—	6,105
Dividends paid to noncontrolling interest	—	—	—	—	(2,255)	—	(2,255)

Net cash used in financing activities	—	(1,500)	(162,245)	(447,121)	(22,121)	787,492	154,505

Effect of exchange rate changes on cash and cash equivalents	(1)	—	102	104	943	(104)	1,044

Net change in cash and cash equivalents	(46)	(727)	13,826	(152,370)	3,710	152,370	16,763
Cash and cash equivalents, beginning of period	511	908	240,175	237,906	53,106	(237,906)	294,700

Cash and cash equivalents, end of period	$465	$181	$254,001	$85,536	$56,816	$(85,536)	$311,463

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated

Cash flows from operating activities:	$1,116	$(223,627)	$487,390	$555,776	$(62,155)	$(552,202)	$206,298

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	(166,529)	(166,529)	(10,357)	167,604	(175,811)

Disbursements for intercompany loans	—	—	(2,143)	—	—	2,143	—

Capital contributions to previously unconsolidated affiliates	—	—	(6,105)	(6,105)	—	6,105	(6,105)
Investment in subsidiaries	(3,100)	—	—	(4,649)	—	7,749	—
Dividend from affiliates	519,831	747,393	8,468	8,468	—	(1,284,160)	—
Other investing activities	—	—	2,261	2,261	—	(2,261)	2,261

Net cash provided by (used in) investing activities	516,731	747,393	(164,048)	(166,554)	(10,357)	(1,102,820)	(179,655)

Cash flows from financing activities:
Repayments of long-term debt	(485,841)	—	(3,097,500)	(3,097,500)	—	3,097,500	(3,583,341)
Proceeds from issuance of long-term debt	—	—	3,233,750	—	35,173	—	3,268,923

Proceeds from intercompany borrowing	—	2,143	—	1,479	—	(3,622)	—
Debt issuance costs	—	—	(39,787)	—	—	—	(39,787)
Payment of premium on early retirement of debt	(36,770)	—	(56,864)	(56,864)	—	56,864	(93,634)

Principal payments on deferred satellite performance incentives	—	—	(2,937)	(2,937)	(206)	2,937	(3,143)
Capital contribution from parent	—	—	—	2,731,000	7,749	(2,738,749)	—
Dividends to shareholders	—	(519,831)	(747,393)	(247,658)	(8,468)	1,523,350	—
Noncontrolling interest in New Dawn	—	—	—	—	1,558	—	1,558

Net cash provided by (used in) financing activities	(522,611)	(517,688)	(710,731)	(672,480)	35,806	1,938,280	(449,424)

Effect of exchange rate changes on cash and cash equivalents	—	—	(89)	(89)	1,990	89	1,901

Net change in cash and cash equivalents	(4,764)	6,078	(387,478)	(283,347)	(34,716)	283,347	(420,880)
Cash and cash equivalents, beginning of period	7,315	10,017	595,472	468,867	80,126	(468,867)	692,930

Cash and cash equivalents, end of period	$2,551	$16,095	$207,994	$185,520	$45,410	$(185,520)	$272,050

Certain totals may not add due to the effects of rounding)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

2012 Intelsat Jackson Notes Offering and Tender Offers

On April 26, 2012, Intelsat Jackson completed an offering of $1.2 billion aggregate principal amount of its 7 1/4% Senior Notes due 2020 (the “2020 Jackson Notes”). Intelsat Jackson had previously issued $1.0 billion aggregate principal amount of the 2020 Jackson Notes on September 30, 2010. The net proceeds from this offering were, or are expected to be, used by Intelsat Jackson to repurchase or redeem all of Intelsat Jackson’s outstanding 9 1/2% Senior Notes due 2016 (the “2016 Jackson 9 1/2% Notes”) and up to $470.0 million aggregate principal amount of its outstanding 11 1/4% Senior Notes due 2016 (the “2016 Jackson 11 1/4% Notes”).

In connection with these tender offers and redemptions, in the second quarter of 2012 we expect to recognize a loss on early extinguishment of debt of up to a maximum of $43.8 million, consisting of the difference between the carrying value of the aggregate debt ultimately repurchased or redeemed and the total cash amount paid (including related fees), and a write-off of unamortized debt premium and debt issuance costs.

Results of Operations

Three Months Ended March 31, 2011 and 2012

The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

			Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2012
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012	Increase (Decrease)	Percentage Change
Revenue	$640,188	$644,169	$3,981	1%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	105,023	105,010	(13)	(0)
Selling, general and administrative	51,599	50,966	(633)	(1)
Depreciation and amortization	195,002	186,871	(8,131)	(4)
(Gains) losses on derivative financial instruments	(1,714)	9,858	11,572	NM

Total operating expenses	349,910	352,705	2,795	1

Income from operations	290,278	291,464	1,186	0
Interest expense, net	348,790	311,431	(37,359)	(11)
Loss on early extinguishment of debt	(168,229)	—	168,229	NM

Earnings from previously unconsolidated affiliates	120	—	(120)	NM
Other income, net	3,877	2,903	(974)	(25)

Loss before income taxes	(222,744)	(17,064)	205,680	(92)
Provision for (benefit from) income taxes	(6,986)	7,204	14,190	NM

Net loss	(215,758)	(24,268)	191,490	(89)%
Net (income) loss attributable to noncontrolling interest	160	(181)	(341)	NM

Net loss attributable to Intelsat S.A.	$(215,598)	$(24,449)	$191,149	(89)%

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

The following table sets forth our comparative revenue by service type, with Off-Network and Other Revenues shown separately from On-Network Revenues, for the periods shown (in thousands, except percentages):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$467,283	$479,959	$12,676	3%
Managed services	70,947	65,972	(4,975)	(7)
Channel	27,296	23,820	(3,476)	(13)

Total on-network revenues	565,526	569,751	4,225	1
Off-Network and Other Revenues
Transponder, MSS and other off-network services	59,469	64,434	4,965	8
Satellite-related services	15,193	9,984	(5,209)	(34)

Total off-network and other revenues	74,662	74,418	(244)	(0)

Total	$640,188	$644,169	$3,981	1%

Total revenue for the three months ended March 31, 2012 increased by $4.0 million, or 1%, as compared to the three months ended March 31, 2011. By service type, our revenues increased or decreased due to the following:

On-Network Revenues:

•

Transponder services—an aggregate increase of $12.7 million, primarily due to a $12.5 million increase in revenue from growth in capacity sold to media customers primarily in the Latin America and Caribbean, the Europe and the North America regions, as well as a $3.8 million increase in revenue from capacity sold by our Intelsat General business, partially offset by a $3.6 million decrease in revenue from network services customers.

•

Managed services—an aggregate decrease of $5.0 million, largely due to a decrease in revenue from network services customers for international trunking primarily in Africa, a trend which we expect will continue due to the migration of services in this region to fiber optic cable.

•

Channel—an aggregate decrease of $3.5 million related to a continued decline from the migration of international point-to-point satellite traffic to fiber optic cables, a trend which we expect will continue.

Off-Network and Other Revenues:

•

Transponder, MSS and other off-network services—an aggregate increase of $5.0 million, primarily due to a $5.0 million increase in customer premises equipment revenue and a net $2.1 million increase in off-network transponder services largely related to contracts being implemented by our Intelsat General business, partially offset by a $2.1 million decline in usage-based mobile satellite services (“MSS”) revenue sold by our Intelsat General business.

•

Satellite-related services—an aggregate decrease of $5.2 million, primarily due to lower professional fees earned for providing government professional services and flight operations support for third-party satellites as compared to the first quarter of 2011.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue of $105.0 million for the three months ended March 31, 2012 were flat compared to the three months ended March 31, 2011. Direct costs of revenue increased by $3.3 million due to higher costs of equipment and a net $1.4 million increase in miscellaneous expenses, partially offset by a $1.8 million decrease in the cost of MSS capacity purchased related to solutions sold by our Intelsat General business and a $2.9 million decrease in costs related to earth station operations.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $0.6 million, or 1%, to $51.0 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The decrease was primarily due to $1.2 million of lower non-cash stock compensation costs associated with the amended and restated Intelsat Global, Ltd. 2008 Share Incentive Plan and a $4.0 million decrease in professional fees, partially offset by a $2.1 million increase in bad debt expense and a $1.1 million increase in other staff related expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased by $8.1 million to $186.9, or 4%, million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This decrease was primarily due to the following:

•	a net decrease of $9.8 million in depreciation expense due to the timing of certain satellites becoming fully depreciated and changes in estimated remaining useful lives of certain satellites;

•	a decrease of $5.3 million in depreciation expense due to the timing of ground and other assets placed in service or becoming fully depreciated; and

•

a decrease of $3.4 million in amortization expense primarily due to changes in the expected pattern of consumption of amortizable intangible assets, as these assets primarily include acquired backlog, which relates to contracts covering varying time periods that expire over time, and acquired customer relationships for which the value diminishes over time; partially offset by

•	an increase of $10.5 million in depreciation expense primarily resulting from the impact of satellites placed into service during 2011.

(Gains) Losses on Derivative Financial Instruments

Losses on derivative financial instruments were $9.9 million for the three months ended March 31, 2012 compared to gains of $1.7 million for the three months ended March 31, 2011. For the three months ended March 31, 2012, the loss on derivative financial instruments was related to the net loss on our interest rate swaps, primarily due to interest expense accrued on the interest rate swaps, partially offset by a gain related to the change in fair value.

Interest Expense, Net

Interest expense, net consists of the gross interest expense we incur less the amount of interest we capitalize related to capital assets under construction and less interest income earned. As of March 31, 2012, we also held interest rate swaps with an aggregate notional amount of $2.3 billion to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities. The swaps have not been designated as hedges for accounting purposes. Interest expense, net decreased by $37.4 million, or 11%, to $311.4 million for the three months ended March 31, 2012 as compared to $348.8 million for the three months ended March 31, 2011. The decrease in interest expense, net was principally due to the following:

•

a net decrease of $30.5 million in interest expense resulting from our refinancing transactions, redemptions and offerings in 2011 (see—Liquidity and Capital Resources—Long-Term Debt—2011 Debt Transactions); and

•	a decrease of $5.1 million from higher capitalized interest resulting from increased levels of satellites and related assets under construction.

The non-cash portion of total interest expense, net was $15.4 million for the three months ended March 31, 2012 and included $1.0 million of payment-in-kind interest expense and $14.4 million primarily associated with the amortization of deferred financing fees incurred as a result of new or refinanced debt and the amortization and accretion of discounts and premiums.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $168.2 million for the three months ended March 31, 2011, with no similar charge during the three months ended March 31, 2012. The 2011 loss related to the repayment of debt in connection with the 2011 refinancings and redemptions (see Liquidity and Capital Resources—Long-Term Debt—2011 Debt Transactions). In January 2011, we repurchased $2,849.3 million of Intelsat Corp and Intelsat Sub Holdco debt for $2,906.1 million (excluding accrued and unpaid interest and related fees of $8.7 million). In March 2011, we redeemed $710.8 million of Intelsat S.A. and Intelsat Sub Holdco debt for $747.6 million (excluding $19.1 million of accrued and unpaid interest). The loss of $168.2 million was primarily driven by a $93.6 million difference between the carrying value of the debt repurchased or redeemed and the total cash amount paid (including related fees), together with a write-off of $74.6 million unamortized debt discounts and debt issuance costs.

Earnings from Previously Unconsolidated Affiliates

Earnings from previously unconsolidated affiliates were $0.1 million for the three months ended March 31, 2011 with no comparable amount for the three months ended March 31, 2012, due to the consolidation of the Horizons Holdings joint venture on September 30, 2011 (see Note 6(a)—Investments—Horizons Holdings).

Other Income, Net

Other income, net was $2.9 million for the three months ended March 31, 2012 as compared to $3.9 million for the three months ended March 31, 2011. The decrease of $1.0 million was primarily due to a decrease in exchange rate gains related to our business conducted in Brazilian reais and Euros in 2012.

Provision for (Benefit from) Income Taxes

Our provision for income taxes was $7.2 million for the three months ended March 31, 2012 as compared to a benefit from income taxes of $7.0 million for the three months ended March 31, 2011. The difference was principally due to a release of withholding tax liabilities resulting from certain sales in the Asia-Pacific region as well as the refinancing expenses and changes in the balance of deferred taxes as a result of a 2011 reorganization, both recorded in the three months ended March 31, 2011, and due to a 2012 internal subsidiary merger which caused a remeasurement of our deferred taxes in the quarter ended March 31, 2012.

Cash paid for income taxes, net of refunds, totaled $7.4 million and $14.0 million for the three months ended March 31, 2011 and 2012, respectively.

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

A reconciliation of net loss to EBITDA for the periods shown is as follows (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012
Net loss	$(215,758)	$(24,268)
Add (Subtract):
Interest expense, net	348,790	311,431
Loss on early extinguishment of debt	168,229	—
Provision for (benefit from) income taxes	(6,986)	7,204
Depreciation and amortization	195,002	186,871

EBITDA	$489,277	$481,238

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

A reconciliation of net loss to Intelsat S.A. EBITDA and Intelsat S.A. EBITDA to Intelsat S.A. Adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012
Net loss	$(215,758)	$(24,268)

Add (Subtract):
Interest expense, net	348,790	311,431
Loss on early extinguishment of debt	168,229	—
Provision for (benefit from) income taxes	(6,986)	7,204
Depreciation and amortization	195,002	186,871

Intelsat S.A. EBITDA	489,277	481,238

Add (Subtract):
Compensation and benefits (1)	2,330	1,167
Management fees (2)	6,217	6,266
Earnings from previously unconsolidated affiliates (3)	(120)	—
(Gain) loss on derivative financial instruments (4)	(1,714)	9,858
Non-recurring and other non-cash items (5)	3,735	(1,814)

Intelsat S.A. Adjusted EBITDA (6)	$499,725	$496,715

(1)	Reflects non-cash expenses incurred relating to our equity compensation plans and a portion of the expenses related to our defined benefit retirement plan and other postretirement benefits.
(2)	Reflects expenses incurred in connection with the monitoring fee agreement with BC Partners Limited and Silver Lake Management Company III, L.L.C. to provide certain monitoring, advisory and consulting services to our subsidiaries.
(3)	Represents gains and losses under the equity method of accounting relating to our investment in Horizons Holdings prior to the consolidation of Horizon Holdings on September 30, 2011.
(4)

Represents (i) the changes in the fair value of the undesignated interest rate swaps, (ii) the difference between the amount of floating rate interest we receive and the amount of fixed-rate interest we pay under such swaps and (iii) the change in the fair value of our put option embedded derivative related to Intelsat Sub Holdco’s 8 7/8% Senior Notes due 2015, Series B ( the “2015 Intelsat Sub Holdco Notes, Series B”), all of which are recognized in operating income.

(5)	Reflects certain non-recurring gains and losses and non-cash items, including costs associated with the 2011 Reorganization and expense for services on the Galaxy13/Horizons-1 and Horizons-2 satellites prior to the consolidation of Horizons Holdings, partially offset by non-cash income related to the settlement of a dispute concerning our investment in WildBlue Communications, Inc. and non-cash income related to the recognition of deferred revenue on a straight-line basis of certain prepaid capacity contracts.
(6)	Approximately $4.0 million of the Intelsat S.A. Adjusted EBITDA for the three months ended March 31, 2012 was attributable to our New Dawn Satellite Company Ltd. (“New Dawn”) subsidiary.

Liquidity and Capital Resources

Overview

We are a highly leveraged company and our contractual obligations, commitments and debt service requirements over the next several years are significant. At March 31, 2012, our total indebtedness was $16.2 billion. Our interest expense for the three months ended March 31, 2012 was $311.4 million, which included $15.4 million of non-cash interest expense. We also expect to make significant capital expenditures in 2012 and future years, as set forth below in —Capital Expenditures. Our primary source of liquidity is and will continue to be cash generated from operations as well as existing cash. At March 31, 2012, cash and cash equivalents were approximately $311.5 million, excluding restricted cash of $118.0 million relating to proceeds received from a New Dawn insurance claim that must be used to prepay debt under existing debt agreements. In addition, Intelsat Jackson had $175.0 million outstanding under its $500.0 million revolving credit facility and an additional $287.5 million of available borrowing capacity (net of $37.5 million of letters of credit outstanding) under that revolving credit facility at March 31, 2012. On April 23, 2012, Intelsat Jackson repaid $50.0 million of the $175.0 million outstanding under its revolving credit facility.

We currently expect to use cash on hand, cash flows from operations and borrowings under our senior secured revolving credit facility to fund our most significant cash outlays, including debt service requirements and capital expenditures, in the next twelve months and beyond, and expect such sources to be sufficient to fund our requirements over that time and beyond. In past years, our cash flows from operations and cash on hand have been sufficient to fund our interest expense obligations ($1.38 billion and $1.31 billion in 2010 and 2011, respectively) and significant capital expenditures ($982.1 million and $844.7 million in 2010 and 2011, respectively). In addition, we have the option to elect to pay interest on certain portions of our debt in kind rather than in cash, and in past years have been able to refinance significant portions of our debt at favorable rates and on favorable terms. Total capital expenditures are expected to range from $775 million to $850 million in 2012, $550 million to $625 million in 2013 and $525 million to $600 million in 2014. In addition, we expect to receive significant customer prepayments under our customer service contracts. Significant prepayments received in the first quarter of 2012 totaled $37.4 million. Prepayments are currently expected to range from $150 million to $200 million in 2012, $150 million to $200 million in 2013 and $100 million to $150 million in 2014. However, an inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial position, results of operations and cash flows, as well as on our and our subsidiaries’ ability to satisfy their obligations in respect of their respective debt. We also continually evaluate ways to simplify our capital structure and opportunistically extend our maturities and reduce our costs of debt. In addition, we may from time to time retain any future earnings to purchase, repay, redeem or retire any of our outstanding debt securities in privately negotiated or open market transactions, by tender offer or otherwise.

Cash Flow Items

Our cash flows consisted of the following for the periods shown (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012
Net cash provided by operating activities	$206,298	$122,081
Net cash used in investing activities	(179,655)	(260,867)
Net cash provided by (used in) financing activities	(449,424)	154,505
Net change in cash and cash equivalents	(420,880)	16,763

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased by $84.2 million during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. During the three months ended March 31, 2012, cash flows from operating activities reflected a $60.7 million cash outflow related to accounts payable and accrued liabilities largely due to the timing of interest payments and staff related payments, and a $15.4 million cash outflow related to prepaid expenses and other assets primarily due to the prepayment of fees under a monitoring fee agreement entered into in 2008 (see Note 13 —Related Party Transactions), partially offset by a $24.3 million cash inflow related to deferred revenue for amounts received from customers for long-term service contracts.

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $81.2 million during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This increase in investing cash outflow was primarily related to an increase in capital expenditures of $85.1 million in 2012.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities increased by $603.9 million during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, from a cash outflow of $449.4 million in 2011 to a cash inflow of $154.5 million in 2012. During the three months ended March 31, 2012, cash flows from financing activities included $175.0 million in proceeds received from borrowing under the Intelsat Jackson senior secured credit facilities, as discussed in —Senior Secured Credit Facilities below, offset by $20.3 million in repayments of long-term debt.

Long-Term Debt

Senior Secured Credit Facilities

On January 12, 2011, Intelsat Jackson, a wholly-owned subsidiary of Intelsat S.A., entered into the Intelsat Jackson Secured Credit Agreement which includes a $3.25 billion term loan facility maturing in April 2018 and a $500.0 million revolving credit facility with a five year maturity, and borrowed the full $3.25 billion under the term loan facility. The term loan facility requires regularly scheduled quarterly payments of principal equal to 0.25% of the original principal amount of the term loan beginning six months after January 12, 2011, with the remaining unpaid amount due and payable at maturity on April 2, 2018. Up to $350.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $70.0 million of the revolving credit facility is available for swingline loans. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. The revolving credit facility is available for five years on a revolving basis. Intelsat Jackson is required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, at a rate per annum of 0.375%. As of March 31, 2012, Intelsat Jackson had $175.0 million outstanding under its revolving credit facility and $287.5 million (net of standby letters of credit) of availability remaining thereunder. On April 23, 2012, Intelsat Jackson repaid $50.0 million of the $175.0 million outstanding under its revolving credit facility.

The Intelsat Jackson Secured Credit Agreement includes two financial covenants. Intelsat Jackson must maintain a consolidated secured debt to consolidated EBITDA ratio of less than or equal to 3.50 to 1.00 at the end of each fiscal quarter as well as a consolidated EBITDA to consolidated interest expense ratio of greater than or equal to 1.75 to 1.00 at the end of each fiscal quarter, in each case as such financial measures are defined in the Intelsat Jackson Secured Credit Agreement. Intelsat Jackson was in compliance with these financial maintenance covenant ratios with a consolidated secured debt to consolidated EBITDA ratio of 1.55 to 1.00 and a consolidated EBITDA to consolidated interest expense ratio of 2.81 to 1.00 as of March 31, 2012. In the event Intelsat Jackson were to fail to comply with these financial maintenance covenant ratios and were unable to obtain waivers, Intelsat Jackson would default under the Intelsat Jackson Secured Credit Agreement, and the lenders under the Intelsat Jackson Secured Credit Agreement could accelerate our obligations thereunder, which would result in an event of default under our existing notes and the Intelsat Jackson senior unsecured credit agreements.

New Dawn Credit Facilities

On December 5, 2008, New Dawn entered into a $215.0 million secured financing arrangement with an eight-year maturity that consists of senior and mezzanine term loan facilities. The credit facilities are non-recourse to New Dawn’s shareholders, including us and our wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions. As of March 31, 2012, New Dawn had aggregate outstanding borrowings of $193.6 million under its credit facilities. During the three months ended March 31, 2012, New Dawn revenue was $7.7 million and approximately $4.0 million of the Intelsat S.A. Adjusted EBITDA was attributable to New Dawn.

2012 Intelsat Jackson Notes Offering and Tender Offers

On April 26, 2012, Intelsat Jackson completed an offering of $1.2 billion aggregate principal amount of the 2020 Jackson Notes. Intelsat Jackson had previously issued $1.0 billion aggregate principal amount of the 2020 Jackson Notes on September 30, 2010. The net proceeds from this offering were, or are expected to be, used by Intelsat Jackson to repurchase or redeem all of the 2016 Jackson 9 1/2% Notes and up to $470.0 million aggregate principal amount of the 2016 Jackson 11 1/4% Notes.

In connection with these tender offers and redemptions, in the second quarter of 2012 we expect to recognize a loss on early extinguishment of debt of up to a maximum of $43.8 million, consisting of the difference between the carrying value of the aggregate debt ultimately repurchased or redeemed and the total cash amount paid (including related fees), and a write-off of unamortized debt premium and debt issuance costs.

Financing Commitment for Intelsat S.A. Senior Notes due 2013

On April 12, 2012, Intelsat S.A. obtained agreements from affiliates of Goldman, Sachs & Co. and Morgan Stanley to provide unsecured term loan commitments sufficient to refinance in full its 6 1/2% Senior Notes due 2013 (the “Intelsat S.A. Notes”) on or immediately prior to their maturity date, in the event that Intelsat S.A. does not otherwise refinance or retire the Intelsat S.A. Notes. These term loans will have a maturity of two years from funding, and the funding thereof is subject to various terms and conditions.

2011 Debt Transactions

2011 Reorganization and 2011 Secured Loan Refinancing

On January 12, 2011, certain of our subsidiaries completed a series of internal transactions and related steps that reorganized the ownership of our assets among our subsidiaries and effectively combined the legacy businesses of Intelsat Sub Holdco and Intelsat Corp in order to simplify our operations and enhance our ability to transact business in an efficient manner. Also on January 12, 2011, Intelsat Jackson entered into the Intelsat Jackson Secured Credit Agreement as discussed above, and borrowed $3.25 billion under the term loan facility. Part of the net proceeds of the term loan, amounting to $2.4 billion, were contributed or loaned to Intelsat Corp, which used such funds to repay its existing indebtedness under Intelsat Corp’s senior secured credit facilities and to redeem Intelsat Corp’s 9 1/4% Senior Notes due 2016. Separately, Intelsat Corp also redeemed all of its 9 1/4 % Senior Notes due 2014 and its 6 7/8% Senior Secured Debentures due 2028. In addition, Intelsat Jackson contributed approximately $330.2 million of the net proceeds of the new term loan to Intelsat Sub Holdco to repay all existing indebtedness under Intelsat Sub Holdco’s senior secured credit facilities. The entry into the Intelsat Jackson Secure Credit Agreement, the repayment of the existing indebtedness of Intelsat Corp and the repayment of all of the secured existing indebtedness of Intelsat Sub Holdco are referred to collectively as the “2011 Secured Loan Refinancing”. In connection with the 2011 Secured Loan Refinancing, certain of our interest rate swaps were assigned by Intelsat Sub Holdco and Intelsat Corp to Intelsat Jackson, and are now secured by a first priority security interest in the collateral that also secures obligations under the Intelsat Jackson Secured Credit Agreement.

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

2011 Intelsat Jackson Notes Offering, Tender Offers and Additional Redemptions

On April 5, 2011, Intelsat Jackson completed an offering of $2.65 billion aggregate principal amount of senior notes, consisting of $1.5 billion aggregate principal amount of 7 1/4% Senior Notes due 2019 and $1.15 billion aggregate principal amount of 7 1/2% Senior Notes due 2021 (collectively, the “New Jackson Notes”). The net proceeds from the sale of the New Jackson Notes were primarily used to repurchase all of the following notes in tender offers launched on March 21, 2011 and completed on April 15, 2011, and to subsequently redeem the remaining outstanding amounts of such notes on May 5, 2011:

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

Contracted Backlog

We have historically had and currently have a substantial contracted backlog, which provides some assurance regarding our future revenue expectations. Contracted backlog is our expected future revenue under customer contracts, and includes both cancelable and non-cancelable contracts. Approximately 86% of our total contracted backlog as of March 31, 2012 related to contracts that were non-cancelable and approximately 10% related to contracts that were cancelable subject to substantial termination fees. In certain cases of breach for non-payment or customer bankruptcy, we may not be able to recover the full value of certain contracts or termination fees. Our contracted backlog includes 100% of the backlog of our consolidated ownership interests, which is consistent with the accounting for our ownership interests in these entities. Our contracted backlog was approximately $10.5 billion as of March 31, 2012. This backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

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

Payments for satellites and other property and equipment during the three months ended March 31, 2012 were $260.9 million. In March 2012, IS-22 was successfully launched into orbit. IS-22 is expected to complete in-orbit testing and enter into service in the second quarter of 2012.

Our capital expenditure guidance for the periods 2012 through 2014 (the “Guidance Period”) forecasts capital expenditures during those periods for ten satellites. Of these, one satellite was launched in March 2012, as discussed above, seven satellites are currently in development and two further satellites are expected to be ordered during the Guidance Period. We expect our 2012 total capital expenditures to range from approximately $775 million to $850 million. Capital expenditures are expected to range from $550 million to $625 million in 2013 and $525 million to $600 million in 2014. Our capital expenditures guidance includes capitalized interest. The annual classification of capital expenditure payments could be impacted by the timing of achievement of satellite manufacturing and launch contract milestones.

During the Guidance Period, we expect to receive significant customer prepayments under our existing customer service contracts. We also anticipate that prepayments will be received under customer contracts to be signed in the future. Significant prepayments received in the first quarter of 2012 totaled $37.4 million. Prepayments are currently expected to range from $150 million to $200 million in 2012, all under existing customer contracts. Prepayments are currently expected to range from $150 million to $200 million in 2013 and $100 million to $150 million in 2014, with the majority of these payments coming from existing customer contracts. We intend to fund our capital expenditure requirements through cash on hand, cash provided from operating activities and, if necessary, borrowings under our senior secured revolving credit facility.

Disclosures about Market Risk

See Item 3—Quantitative and Qualitative Disclosures About Market Risk.

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). Beginning in the first quarter of 2012, ASU 2011-05 eliminates the option that had previously allowed us to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. Beginning in the first quarter of 2012, we have included a separate condensed consolidated statement of comprehensive loss in our accompanying financial statements. The majority of our other comprehensive loss and our accumulated other comprehensive loss is related to our defined benefit retirement plans. ASU 2011-05 does not change whether items are reported in net loss or in other comprehensive income and does not change whether and when items of other comprehensive income are reclassified to net loss.

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

Interest Rate Risk

The satellite communications industry is a capital intensive, technology driven business. We are subject to interest rate risk primarily associated with our borrowings. Interest rate risk is the risk that changes in interest rates could adversely affect earnings and cash flows. Specific interest rate risks include: the risk of increasing interest rates on short-term debt; the risk of increasing interest rates for planned new fixed-rate long-term financings; and the risk of increasing interest rates for planned refinancings using long-term fixed-rate debt.

Excluding the impact of our outstanding interest rate swaps, approximately 71%, or $11.6 billion, of our debt as of March 31, 2012 was fixed-rate debt, compared to 72% as of December 31, 2011. Based on the level of fixed-rate debt outstanding at March 31, 2012, a 100 basis point decrease in market rates would result in an increase in fair value of this fixed-rate debt of approximately $549.0 million.

As of March 31, 2012, we held interest rate swaps with an aggregate notional amount of $2.3 billion, with maturities ranging from 2013 to 2016. These swaps were entered into to economically hedge the variability in cash flow on a portion of the floating rate term loans under our senior secured and unsecured credit facilities. On December 22, 2011, we amended our interest rate swap agreements with an aggregate notional amount of $448.5 million between Intelsat Jackson and respective counterparties to the interest rate swaps. These amendments resulted in a change to the maturity date, the applicable fixed rate of interest that we pay and certain termination events. During the three months ended March 31, 2012, we amended our interest rate swap agreements with an aggregate notional amount of $1.2 billion between Intelsat Jackson and respective counterparties to the interest rate swaps. These amendments resulted in a change to the maturity date, the applicable fixed rate of interest that we pay and certain termination events. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest. On March 31, 2012, the rate we would pay averaged 2.5% and the rate we would receive averaged 0.5%. In comparison, at December 31, 2011, the rate we would have paid averaged 3.3% and the rate we would have received averaged 0.5%.

These interest rate swaps have not been designated for hedge accounting treatment in accordance with the FASB Accounting Standards Codification Topic 815, Derivatives and Hedging, as amended and interpreted, and the changes in fair value of these instruments will be recognized in earnings during the period of change. Assuming a one percentage point decrease in the prevailing forward yield curve (or less, to the extent that the points on the yield curve are less than one percent) the fair value of the interest rate swap liability, excluding accrued interest, would increase to a liability of approximately $136.9 million from $97.7 million.

We perform interest rate sensitivity analyses on our variable-rate debt, including interest rate swaps, and cash and cash equivalents. These analyses indicate that a one percentage point change in interest rates would have a minimal impact on our condensed consolidated statements of operations and cash flows as of March 31, 2012. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair values.

Foreign Currency Risk

We do not currently use foreign currency derivatives to hedge our foreign currency exposures. There have been no material changes to our foreign currency exposures as discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2012. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to litigation in the ordinary course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

No material changes in the risks related to our business have occurred since we filed our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Document Description

4.1	Fourth Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 7 1/4% Senior Notes due 2020, dated as of April 25, 2012, among Intelsat Jackson Holdings S.A. Intelsat Subsidiary (Gibraltar) Limited, Intelsat New Dawn (Gibraltar) Limited and Wells Fargo Bank, National Association, as Trustee.*

4.2	Registration Rights Agreement, dated as of April 26, 2012 by and among Intelsat Jackson Holdings S.A., as Issuer, Intelsat S.A. and Intelsat (Luxembourg) S.A., as Parent Guarantors, the subsidiary guarantors named there in and Goldman, Sachs & Co., as Representative of the several initial purchasers named on Schedule I thereto (incorporated by reference to Exhibit 4.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 26, 2012).

10.1	Second Amendment to Employment Agreement, dated February 28, 2012, between David McGlade and Intelsat Global S.A., Intelsat S.A. and Intelsat Management LLC. *

10.2	First Amendment to Employment Agreement, dated February 28, 2012, between Michael McDonnell and Intelsat Global S.A., Intelsat S.A. and Intelsat Management LLC. *

10.3	First Amendment to Employment Agreement, dated February 28, 2012, between Phillip Spector and Intelsat Global S.A., Intelsat S.A. and Intelsat Management LLC. *

10.4	Amendment No. 2 to the Management Shareholders Agreement, dated as of March 30, 2012, by and among Intelsat Global S.A., Intelsat Global Holdings S.A. and the other parties thereto (incorporated by reference to Exhibit 10.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2012).

10.5	Letter Agreement, dated March 30, 2012, among Intelsat Global S.A., Intelsat Global Holdings S.A., David McGlade and the other parties thereto regarding the Management Shareholders Agreement (incorporated by reference to Exhibit 10.2 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2012).

10.6	Letter Agreement, dated March 30, 2012, among Intelsat Global S.A., Intelsat Global Holdings S.A., Michael McDonnell and the other parties thereto regarding the Management Shareholders Agreement (incorporated by reference to Exhibit 10.3 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2012).

10.7	Letter Agreement, dated March 30, 2012, among Intelsat Global S.A., Intelsat Global Holdings S.A., Phillip Spector and the other parties thereto regarding the Management Shareholders Agreement (incorporated by reference to Exhibit 10.4 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2012).

10.8	Amendment No. 1 to the Amended and Restated Intelsat Global, Ltd. 2008 Share Incentive Plan and all Grant Agreements thereunder (incorporated by reference to Exhibit 10.5 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2012).

10.9	Amendment No. 1 to the Intelsat Global, Ltd. Unallocated Bonus Plan (collectively with the individual side letters related thereto) (incorporated by reference to Exhibit 10.6 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2012).

10.10	Modification Agreement, dated as of March 30, 2012, to the Employment Agreement, dated as of December 29, 2008, by and among David McGlade, Intelsat Global S.A. and Intelsat S.A. (together with the Assignment and Modification Agreement, dated as of December 21, 2009, by and between Intelsat Management LLC, Intelsat Global S.A. and Intelsat S.A.) (incorporated by reference to Exhibit 10.7 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2012).

10.11	Modification Agreement, dated as of March 30, 2012, to the Employment Agreement, dated as of May 6, 2009, by and among Michael McDonnell, Intelsat Global S.A. and Intelsat S.A. (together with the Assignment and Modification Agreement, dated as of December 21, 2009, by and between Intelsat Management LLC, Intelsat Global S.A. and Intelsat S.A.) (incorporated by reference to Exhibit 10.8 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2012).

10.12	Modification Agreement, dated as of March 30, 2012, to the Employment Agreement, dated as of May 6, 2009, by and among Phillip L. Spector, Intelsat Global S.A. and Intelsat S.A. (together with the Assignment and Modification Agreement, dated as of December 21, 2009, by and between Intelsat Management LLC, Intelsat Global S.A. and Intelsat S.A.) (incorporated by reference to Exhibit 10.9 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2012).

10.13	Amendment, dated as of March 30, 2012, to the employment letter agreement, dated as of May 8, 2009, by and between Intelsat Global and Stephen Spengler (incorporated by reference to Exhibit 10.10 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2012).

10.14	Amendment, dated as of March 30, 2012, to the employment letter agreement, dated as of May 8, 2009, by and between Intelsat Global and Thierry Guillemin (incorporated by reference to Exhibit 10.11 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2012).

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Extension Schema Document. **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

*	Filed herewith.
**	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT S.A.

Date: May 8, 2012	By	/S/ DAVID MCGLADE
David McGlade
Deputy Chairman and Chief Executive Officer

INTELSAT S.A.

Date: May 8, 2012	By	/S/ MICHAEL MCDONNELL
Michael McDonnell
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document Description

4.1	Fourth Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 7 1/4% Senior Notes due 2020, dated as of April 25, 2012, among Intelsat Jackson Holdings S.A. Intelsat Subsidiary (Gibraltar) Limited, Intelsat New Dawn (Gibraltar) Limited and Wells Fargo Bank, National Association, as Trustee.*

4.2	Registration Rights Agreement, dated as of April 26, 2012 by and among Intelsat Jackson Holdings S.A., as Issuer, Intelsat S.A. and Intelsat (Luxembourg) S.A., as Parent Guarantors, the subsidiary guarantors named there in and Goldman, Sachs & Co., as Representative of the several initial purchasers named on Schedule I thereto (incorporated by reference to Exhibit 4.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 26, 2012).

10.1	Second Amendment to Employment Agreement, dated February 28, 2012, between David McGlade and Intelsat Global S.A., Intelsat S.A. and Intelsat Management LLC. *

10.2	First Amendment to Employment Agreement, dated February 28, 2012, between Michael McDonnell and Intelsat Global S.A., Intelsat S.A. and Intelsat Management LLC. *

10.3	First Amendment to Employment Agreement, dated February 28, 2012, between Phillip Spector and Intelsat Global S.A., Intelsat S.A. and Intelsat Management LLC. *

10.4	Amendment No. 2 to the Management Shareholders Agreement, dated as of March 30, 2012, by and among Intelsat Global S.A., Intelsat Global Holdings S.A. and the other parties thereto (incorporated by reference to Exhibit 10.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2012).

10.5	Letter Agreement, dated March 30, 2012, among Intelsat Global S.A., Intelsat Global Holdings S.A., David McGlade and the other parties thereto regarding the Management Shareholders Agreement (incorporated by reference to Exhibit 10.2 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2012).

10.6	Letter Agreement, dated March 30, 2012, among Intelsat Global S.A., Intelsat Global Holdings S.A., Michael McDonnell and the other parties thereto regarding the Management Shareholders Agreement (incorporated by reference to Exhibit 10.3 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2012).

10.7	Letter Agreement, dated March 30, 2012, among Intelsat Global S.A., Intelsat Global Holdings S.A., Phillip Spector and the other parties thereto regarding the Management Shareholders Agreement (incorporated by reference to Exhibit 10.4 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2012).

10.8	Amendment No. 1 to the Amended and Restated Intelsat Global, Ltd. 2008 Share Incentive Plan and all Grant Agreements thereunder (incorporated by reference to Exhibit 10.5 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2012).

10.9	Amendment No. 1 to the Intelsat Global, Ltd. Unallocated Bonus Plan (collectively with the individual side letters related thereto) (incorporated by reference to Exhibit 10.6 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2012).

10.10	Modification Agreement, dated as of March 30, 2012, to the Employment Agreement, dated as of December 29, 2008, by and among David McGlade, Intelsat Global S.A. and Intelsat S.A. (together with the Assignment and Modification Agreement, dated as of December 21, 2009, by and between Intelsat Management LLC, Intelsat Global S.A. and Intelsat S.A.) (incorporated by reference to Exhibit 10.7 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2012).

10.11	Modification Agreement, dated as of March 30, 2012, to the Employment Agreement, dated as of May 6, 2009, by and among Michael McDonnell, Intelsat Global S.A. and Intelsat S.A. (together with the Assignment and Modification Agreement, dated as of December 21, 2009, by and between Intelsat Management LLC, Intelsat Global S.A. and Intelsat S.A.) (incorporated by reference to Exhibit 10.8 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2012).

10.12	Modification Agreement, dated as of March 30, 2012, to the Employment Agreement, dated as of May 6, 2009, by and among Phillip L. Spector, Intelsat Global S.A. and Intelsat S.A. (together with the Assignment and Modification Agreement, dated as of December 21, 2009, by and between Intelsat Management LLC, Intelsat Global S.A. and Intelsat S.A.) (incorporated by reference to Exhibit 10.9 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2012).

10.13	Amendment, dated as of March 30, 2012, to the employment letter agreement, dated as of May 8, 2009, by and between Intelsat Global and Stephen Spengler (incorporated by reference to Exhibit 10.10 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2012).

10.14	Amendment, dated as of March 30, 2012, to the employment letter agreement, dated as of May 8, 2009, by and between Intelsat Global and Thierry Guillemin (incorporated by reference to Exhibit 10.11 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2012).

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Extension Schema Document. **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

*	Filed herewith.
**	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” not “filed”.