Form 10-Q
period 2012-06-30
INTELSAT S.A.
filed 2012-08-01
CIK 1156871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 30, 2012, 5,000,000 common shares, par value $1.00 per share, were outstanding.

*	The registrant is not required to file this Quarterly Report on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, but has filed all reports during the preceding 12 months that would have been required pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

INTRODUCTION

In this Quarterly Report, unless otherwise indicated or the context otherwise requires, (1) the terms “we,” “us,” “our”, “the Company” and “Intelsat” refer to Intelsat S.A. and its subsidiaries on a consolidated basis, (2) the term “Intelsat Global” refers to Intelsat Global S.A., (3) the term “Intelsat Global Subsidiary” refers to Intelsat Global Subsidiary S.A., (4) the term “Intelsat Holdings” refers to Intelsat S.A.’s direct parent, Intelsat Holdings S.A., (5) the term “Intelsat Luxembourg” refers to Intelsat (Luxembourg) S.A., Intelsat S.A.’s direct wholly-owned subsidiary, (6) the term “Intelsat Jackson” refers to Intelsat Jackson Holdings S.A., Intelsat Luxembourg’s direct wholly-owned subsidiary, (7) the term “Intermediate Holdco” refers to Intelsat Intermediate Holding Company S.A., Intelsat Jackson’s former direct wholly-owned subsidiary, (8) the term “Intelsat Sub Holdco” refers to Intelsat Subsidiary Holding Company S.A., Intermediate Holdco’s former indirect wholly-owned subsidiary, (9) the term “Intelsat Corp” refers to Intelsat Corporation, Intelsat Jackson’s indirect wholly-owned subsidiary, and (10) the term “Intelsat General” refers to Intelsat General Corporation, our government business subsidiary.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTELSAT S.A.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31, 2011	As of June 30, 2012
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents, net of restricted cash	$294,700	$254,086
Restricted cash	94,131	118,032
Receivables, net of allowance of $20,830 in 2011 and $23,792 in 2012	331,371	309,867
Deferred income taxes	26,058	25,927
Prepaid expenses and other current assets	42,934	59,336

Total current assets	789,194	767,248
Satellites and other property and equipment, net	6,142,731	6,326,877
Goodwill	6,780,827	6,780,827
Non-amortizable intangible assets	2,458,100	2,458,100
Amortizable intangible assets, net	742,868	696,977
Other assets	447,686	435,291

Total assets	$17,361,406	$17,465,320

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$143,097	$160,305
Taxes payable	11,764	—
Employee related liabilities	43,315	32,228
Accrued interest payable	359,336	365,467
Current portion of long-term debt	164,818	238,955
Deferred satellite performance incentives	17,715	18,224
Deferred revenue	64,609	83,670
Other current liabilities	76,460	86,433

Total current liabilities	881,114	985,282
Long-term debt, net of current portion	15,837,512	15,900,718
Deferred satellite performance incentives, net of current portion	113,974	120,515
Deferred revenue, net of current portion	724,413	796,452
Deferred income taxes	265,181	283,315
Accrued retirement benefits	305,902	289,437
Other long-term liabilities	322,735	283,546
Redeemable noncontrolling interest	3,024	5,412
Commitments and contingencies (Note 11)

Shareholder’s deficit:
Ordinary shares, $1.00 par value, 100,000,000 shares authorized and 5,000,000 shares issued and outstanding at December 31, 2011 and June 30, 2012	5,000	5,000
Paid-in capital	1,571,855	1,571,606
Accumulated deficit	(2,608,702)	(2,717,160)
Accumulated other comprehensive loss	(111,528)	(106,808)

Total Intelsat S.A. shareholder’s deficit	(1,143,375)	(1,247,362)
Noncontrolling interest	50,926	48,005

Total liabilities and shareholder’s deficit	$17,361,406	$17,465,320

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2012	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012
Revenue	$642,446	$638,668	$1,282,634	$1,282,838
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	101,059	99,307	206,082	204,316
Selling, general and administrative	55,147	53,421	106,746	104,388
Depreciation and amortization	194,354	188,628	389,356	375,500
Losses on derivative financial instruments	20,522	15,756	18,808	25,614

Total operating expenses	371,082	357,112	720,992	709,818

Income from operations	271,364	281,556	561,642	573,020
Interest expense, net	325,861	326,691	674,651	638,122
Loss on early extinguishment of debt	(157,953)	(43,383)	(326,183)	(43,383)
Loss from previously unconsolidated affiliates	(4,589)	—	(4,469)	—
Other income (expense), net	3,291	(1,906)	7,167	997

Loss before income taxes	(213,748)	(90,424)	(436,494)	(107,488)
Provision for (benefit from) income taxes	734	(6,797)	(6,253)	407

Net loss	(214,482)	(83,627)	(430,241)	(107,895)
Net (income) loss attributable to noncontrolling interest	1,114	(382)	1,275	(563)

Net loss attributable to Intelsat S.A.	$(213,368)	$(84,009)	$(428,966)	$(108,458)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2012	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012

Net loss	$(214,482)	$(83,627)	$(430,241)	$(107,895)
Other Comprehensive income (loss), net of tax:
Defined benefit retirement plans:
Reclassification adjustment for amortization of unrecognized prior service credits included in net periodic pension costs, net of tax of $0.02 million and $0.03 million for the three and six months ended June 30, 2011, respectively, and $0.02 million and $0.03 million for the three and six months ended June 30, 2012, respectively	(27)	(28)	(54)	(56)
Reclassification adjustment for amortization of unrecognized actuarial loss included in net periodic pension costs, net of tax of $0.6 million and $1.3 million for the three and six months ended June 30, 2011, respectively, and $1.4 million and $2.8 million for the three and six months ended June 30, 2012, respectively	1,082	2,279	2,164	4,558
Gains (losses) on investments, net of tax of $0.01 million and $0.1 million for the three and six months ended June 30, 2011, repectively, and ($0.05) million and $0.1 million for the three and six months ended June 30, 2012, respectively	20	(86)	197	218

Other comprehensive income	1,075	2,165	2,307	4,720

Comprehensive loss	(213,407)	(81,462)	(427,934)	(103,175)
Comprehensive (income) loss attributable to noncontrolling interest	1,114	(382)	1,275	(563)

Comprehensive loss attributable to Intelsat S.A.	$(212,293)	$(81,844)	$(426,659)	$(103,738)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012
Cash flows from operating activities:
Net loss	$(430,241)	$(107,895)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	389,356	375,500
Provision for doubtful accounts	1,703	5,554
Foreign currency transaction (gain) loss	(3,920)	2,293
Loss on disposal of assets	5	46
Share-based compensation expense	4,644	3,328
Deferred income taxes	(14,677)	(7,275)
Amortization of discount, premium, issuance costs and other non-cash items	35,957	29,039
Interest paid-in-kind	23,130	4,949
Loss on early extinguishment of debt	326,183	43,383
Share in loss from previously unconsolidated affiliates	4,469	—
Unrealized (gains) losses on derivative financial instruments	(20,418)	709
Other non-cash items	3,342	2,601
Changes in operating assets and liabilities:
Receivables	(31,471)	(8,117)
Prepaid expenses and other assets	(17,220)	(3,547)
Accounts payable and accrued liabilities	12,001	(28,531)
Deferred revenue	178,664	87,901
Accrued retirement benefits	(14,453)	(16,465)
Other long-term liabilities	(3,893)	(826)

Net cash provided by operating activities	443,161	382,647

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(412,710)	(476,761)
Capital contributions to previously unconsolidated affiliates	(6,105)	—
Other investing activities	2,261	—

Net cash used in investing activities	(416,554)	(476,761)

Cash flows from financing activities:
Repayments of long-term debt	(6,114,894)	(1,350,372)
Proceeds from issuance of long-term debt	5,918,923	1,471,000
Debt issuance costs	(69,307)	(19,444)
Payment of premium on early retirement of debt	(171,047)	(39,475)
Capital contribution from noncontrolling interest	—	6,105
Dividends paid to noncontrolling interest	—	(4,673)
Noncontrolling interest in New Dawn	1,558	—
Principal payments on deferred satellite performance incentives	(6,891)	(7,348)

Net cash provided by (used in) financing activities	(441,658)	55,793

Effect of exchange rate changes on cash and cash equivalents	3,920	(2,293)

Net change in cash and cash equivalents	(411,131)	(40,614)
Cash and cash equivalents, beginning of period	692,930	294,700

Cash and cash equivalents, end of period	$281,799	$254,086

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$602,101	$599,656
Income taxes paid, net of refunds	14,793	18,222
Supplemental disclosure of non-cash investing activities:
Accrued capital expenditures	$59,965	$105,707
Restricted cash received	—	23,901

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2012

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

On March 30, 2012, Intelsat Global S.A. (“Intelsat Global”), our former indirect parent, and certain of its subsidiaries engaged in a series of transactions that resulted in Intelsat Global Holdings S.A. (“Intelsat Global Holdings”), a new holding company, acquiring all of the outstanding shares of Intelsat Global. As a result, Intelsat Global became a wholly owned subsidiary of Intelsat Global Holdings, and all of Intelsat Global Holdings’ equity is now beneficially owned by the former shareholders of Intelsat Global in the same proportions as such shareholders’ former ownership in Intelsat Global.

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

Recently Adopted Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). Beginning in the first quarter of 2012, ASU 2011-05 eliminated the option that had previously allowed us to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. Beginning in the first quarter of 2012, we have included a separate condensed consolidated statement of comprehensive loss in our financial statements. The majority of our other comprehensive loss and our accumulated other comprehensive loss is related to our defined benefit retirement plans. ASU 2011-05 does not change whether items are reported in net loss or in other comprehensive income and does not change whether and when items of other comprehensive income are reclassified to net loss.

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

The following tables present assets and liabilities measured and recorded at fair value in our condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy (in thousands), excluding long-term debt (see Note 8—Long-Term Debt). We did not have any transfers between Level 1 and Level 2 fair value measurements during the six months ended June 30, 2012.

		Fair Value Measurements at December 31, 2011
Description	As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities(1)	$5,418	$5,418	$—	$—

Total assets	$5,418	$5,418	$—	$—

Liabilities
Undesignated interest rate swaps(2)	$95,518	$—	$95,518	$—
Redeemable noncontrolling interest(3)	3,024	—	—	3,024

Total liabilities	$98,542	$—	$95,518	$3,024

		Fair Value Measurements at June 30, 2012
Description	As of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities(1)	$5,507	$5,507	$—	$—

Total assets	$5,507	$5,507	$—	$—

Liabilities
Undesignated interest rate swaps(2)	$95,197	$—	$95,197	$—
Redeemable noncontrolling interest(3)	5,412	—	—	5,412

Total liabilities	$100,609	$—	$95,197	$5,412

(1)	The valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, we have classified such investments within Level 1 of the fair value hierarchy. The cost basis of our available-for-sale marketable securities was $5.9 million at December 31, 2011 and $5.6 million at June 30, 2012. We sold marketable securities with a cost basis of $0.3 million during the six months ended June 30, 2012 and recorded a loss on the sale of $0.03 million, which was included within other income, net in our condensed consolidated statement of operations.
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
(3)	We estimated the fair value of the redeemable noncontrolling interest in our indirect subsidiary, New Dawn Satellite Company, Ltd. (“New Dawn”), utilizing the income approach valuation technique, with Level 3 inputs such as discounted cash flows and a weighted average cost of capital of 18.0%. A fifty basis point change in the discount rate applied would impact the valuation by approximately $0.4 million.

The following tables present the activity for those items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC 820 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Redeemable Noncontrolling Interest(1)	Embedded Derivative	Total
Balance at December 31, 2010	$18,621	$4,295	$22,916
Contributions	1,734	—	1,734
Mark to market valuation adjustment	(15,090)	(4,295)	(19,385)
Net loss attributable to noncontrolling interest	(2,241)	—	(2,241)

Balance at December 31, 2011	$3,024	$—	$3,024

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Redeemable Noncontrolling Interest(1)	Embedded Derivative	Total
Balance at December 31, 2011	$3,024	$—	$3,024
Mark to market valuation adjustment	(268)	—	(268)
Net loss attributable to noncontrolling interest	(658)	—	(658)

Balance at March 31, 2012	2,098	—	2,098

Mark to market valuation adjustment	3,845	—	3,845
Net loss attributable to noncontrolling interest	(531)	—	(531)

Balance at June 30, 2012	$5,412	$—	$5,412

(1)	In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity (“FASB ASC 480”), regarding the classification and measurement of redeemable securities, we mark to market the fair value of the noncontrolling interest in our joint venture investment in New Dawn.

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

Due to the expiration of certain repurchase features that are contained within the 2008 Share Plan, we changed the classification of certain executive officers’ awards from liability classified awards to equity classified awards in the first quarter of 2011. The change was accounted for in a manner similar to that of a modification in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, and did not have a material impact on our condensed consolidated balance sheet.

During the six months ended June 30, 2012, Intelsat Global Holdings repurchased 14,231 vested Class A share options and 16,482 vested Class B common shares. Intelsat Global Holdings did not grant any Common Shares under the 2008 Share Plan during the six months ended June 30, 2012. We recorded compensation expense of $4.6 million and $3.3 million during the six months ended June 30, 2011 and 2012, respectively, related to our share-based awards.

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

The defined benefit retirement plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. We expect that our future contributions to the defined benefit retirement plan will be based on the minimum funding requirements of the Internal Revenue Code and on the plan’s funded status. Any significant decline in the fair value of our defined benefit retirement plan assets or other adverse changes to the significant assumptions used to determine the plan’s funded status would negatively impact its funded status and could result in increased funding in future periods. The impact on the funded status as of October 1, the plan’s annual measurement date, is determined based upon market conditions in effect when we completed our annual valuation. During the six months ended June 30, 2012, we made cash contributions to the defined benefit retirement plan of $18.3 million. We anticipate that we will make additional contributions of approximately $11.8 million to the defined benefit retirement plan during the remainder of 2012. We fund the postretirement medical benefits throughout the year based on benefits paid. We anticipate that our contributions to fund postretirement medical benefits in 2012 will be approximately $4.5 million.

Included in accumulated other comprehensive loss at June 30, 2012 is $176.9 million ($108.2 million, net of tax) that has not yet been recognized in net periodic pension cost, which includes the unrecognized prior service credits and unrecognized actuarial losses.

Net periodic pension benefit costs included the following components (in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2012	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012
Service cost	$775	$803	$1,550	$1,606
Interest cost	5,015	4,765	10,030	9,530
Expected return on plan assets	(4,932)	(5,141)	(9,864)	(10,281)
Amortization of unrecognized prior service credit	(43)	(43)	(86)	(86)
Amortization of unrecognized net loss	1,715	3,498	3,430	6,995

Net periodic costs	$2,530	$3,882	$5,060	$7,764

Net periodic other postretirement benefit costs included the following components (in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2012	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012
Service cost	$113	$89	$226	$177
Interest cost	1,267	1,240	2,534	2,480
Amortization of unrecognized net loss	—	172	—	344

Total costs	$1,380	$1,501	$2,760	$3,001

(b) Other Retirement Plans

We maintain two defined contribution retirement plans, qualified under the provisions of Section 401(k) of the Internal Revenue Code, for our employees in the United States. We recognized compensation expense for these plans of $3.5 million and $3.3 million during the six months ended June 30, 2011 and 2012, respectively. We also maintain other defined contribution retirement plans in several non-U.S. jurisdictions, but such plans are not material to our financial position or results of operations.

Note 5 Satellites and Other Property and Equipment

(a) Satellites and Other Property and Equipment, net

Satellites and other property and equipment, net were comprised of the following (in thousands):

	As of December 31, 2011	As of June 30, 2012
Satellites and launch vehicles	$7,825,259	$8,301,053
Information systems and ground segment	480,002	506,616
Buildings and other	284,742	289,632

Total cost	8,590,003	9,097,301
Less: accumulated depreciation	(2,447,272)	(2,770,424)

Total	$6,142,731	$6,326,877

Satellites and other property and equipment are stated at cost, with the exception of satellites that have been impaired. Satellites and other property and equipment acquired as part of an acquisition are based on their fair value at the date of acquisition.

Satellites and other property and equipment, net as of December 31, 2011 and June 30, 2012 included construction-in-progress of $1.5 billion and $1.6 billion, respectively. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $60.6 million and $70.6 million were capitalized during the six months ended June 30, 2011 and 2012, respectively.

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

(b) Satellite Launches

On March 25, 2012, we successfully launched our IS-22 satellite into orbit. This satellite establishes long-term capacity at the 72° east longitude orbit location most recently occupied by our IS-709 satellite. IS-22 provides capacity for media, government and network services in Africa, Asia, Europe and Middle East via C-band and Ku-band platforms. In addition, IS-22 hosts a specialized UHF communications payload. This satellite entered into service in May 2012.

On June 1, 2012, our IS-19 satellite was launched into orbit. During launch operations, IS-19 experienced damage to its south solar array. Although both solar arrays are deployed, the power available to the satellite is less than is required to operate 100% of the payload capacity. Failure Review Boards were established to determine the cause of the anomaly. As of June 30, 2012, a final conclusion had not been reached as to the most likely cause of the anomaly. In-orbit testing on IS-19 is complete and the satellite is drifting to a 166° east longitude orbital location. This satellite replaces IS-8 at 166° east longitude and will provide C- and Ku- band capacity for media, government and network services customers in the western United States and the Asia-Pacific region, including hosting video neighborhoods with global programmers.

In accordance with our policy and the guidance provided for under FASB ASC Topic 360, Property, Plant and Equipment, we review our long-lived assets for impairment whenever events and circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. The recoverability of an asset or asset group held and used is measured by a comparison of the carrying amount of the asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. When a satellite experiences an anomaly or other health related issues, we believe the lowest level of identifiable cash flows exists at the individual satellite level. Accordingly, in the second quarter of 2012, we performed an impairment review of our IS-19 satellite and determined that there was no impairment. We have indicated to our insurers that, due to the damage to the south solar array, it is reasonably likely that we will file a partial loss claim.

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

We have determined that this joint venture meets the criteria of a VIE under FASB ASC 810. On September 30, 2011, Intelsat and JSAT amended the joint venture agreement relating to their investment in Horizons Holdings (the “Horizons Amendment”), and as a result, we re-evaluated the primary beneficiary determination. Pursuant to the Horizons Amendment, the Horizons-2 satellite was relocated to 85° east longitude in early 2012 and decisions relating to any future relocation of the Horizons-2 satellite will be effectively controlled by us. We believe satellite location is the most significant driver of Horizons Holdings’ economic performance. Additionally, the Horizons-1 satellite is the less significant asset of the joint venture. As a result, we determined that we became the primary beneficiary of Horizons Holdings as of September 30, 2011. In accordance with FASB ASC 810, as the primary beneficiary, we consolidated Horizons Holdings within our condensed consolidated financial statements, net of eliminating entries, beginning on September 30, 2011. Total assets and liabilities of Horizons Holdings were $171.2 million and $73.6 million as of December 31, 2011, respectively, and $153.2 million and $61.4 million as of June 30, 2012, respectively.

In accordance with FASB ASC 810, the initial consolidation of a VIE that is a business is considered a business combination and should be accounted for in accordance with the provisions in FASB ASC Topic 805, Business Combinations. Determining the fair values of the net assets of Horizons Holdings required us to make significant estimates and assumptions. In order to develop the fair value estimates, we utilized the income approach. Our estimates included assumptions about projected growth rates, cost of capital, effective tax rates and industry and economic trends. While we believe that the estimates and assumptions underlying the valuation methodology were reasonable, different assumptions could have resulted in different market values. We recorded the assets, liabilities and the noncontrolling interest in Horizons Holdings at fair value upon consolidation at September 30, 2011. The $49.3 million fair value of the Horizons Holdings noncontrolling interest at the initial date of consolidation is included in the equity section of our condensed consolidated balance sheet at December 31, 2011 and June 30, 2012 in accordance with FASB ASC 810.

Prior to the consolidation of Horizons Holdings on September 30, 2011, under the equity method of accounting, our 50% share of the results of the joint venture was a loss of $4.5 million for the six months ended June 30, 2011, which is included in earnings (loss) from previously unconsolidated affiliates in the accompanying condensed consolidated statements of operations.

We also have a revenue sharing agreement with JSAT related to services sold on the Horizons satellites. We are responsible for billing and collection for such services and we remit a portion of the revenue, less applicable fees and commissions, to JSAT. Under the Horizons Amendment, we agreed to guarantee to JSAT certain minimum levels of annual gross revenues for a three-year period beginning on the date that the Horizons-2 satellite is relocated to 85° east longitude. This guarantee could require us to pay JSAT a maximum potential amount ranging from $7.8 million to $10.3 million per year over the three-year period, less applicable fees and commission. We currently do not expect to incur any losses under this guarantee, and we will continue to assess this on a quarterly basis. In addition, we guaranteed JSAT certain minimum levels of revenue on the Horizons-2 satellite prior to the arrival at 85° east longitude. Amounts payable to JSAT related to the revenue share, net of applicable fees and commissions, from the Horizons Satellites were $2.2 million and $3.8 million as of December 31, 2011 and June 30, 2012, respectively.

In connection with the Horizons Holdings investment in Horizons-2, we and JSAT entered into a capital contribution and subscription agreement in August 2005, which requires both us and JSAT to fund 50% of the amount due from Horizons Holdings under the Horizons 2 Loan Agreement. As of June 30, 2012, we had a receivable of $30.5 million from JSAT representing the total remaining future payments to be received from JSAT to fund their portion of the amount due under the Horizons 2 Loan Agreement, $12.2 million of which is included in receivables, net and the remainder of which is included in other assets on our condensed consolidated balance sheet as of June 30, 2012.

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

We and Convergence Partners agreed to make certain capital contributions to New Dawn in proportion to our respective ownership interests in New Dawn to fund a portion of the cost of construction and launch of the New Dawn satellite. Total equity contributions during the six months ended June 30, 2011 were $6.2 million, of which $4.6 million were attributable to us with the remaining $1.6 million contributed by Convergence Partners. There were no equity contributions made during the six months ended June 30, 2012. New Dawn and its subsidiaries are unrestricted subsidiaries for purposes of applicable indentures and credit agreements of ours and our wholly-owned subsidiaries.

Convergence Partners has at its option the ability to require us to buy its ownership interest at fair value subsequent to the operations of New Dawn’s assets for a period as defined in the New Dawn Project Agreement. As a result of this option, as of each balance sheet date, we have reflected within mezzanine equity the estimated amount that we would pay to Convergence Partners if the option was exercised. This amount reflects the fair value analysis we performed at June 30, 2012, which resulted in a year-to-date increase of $3.6 million in the fair value of the option, increasing it to $5.4 million. The $3.6 million change in fair value is shown as a decrease in our paid-in capital at June 30, 2012.

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

(d) Equity Attributable to Intelsat and Noncontrolling Interests

The following tables present changes in equity attributable to Intelsat and equity attributable to our noncontrolling interests, which is included in the equity section of our condensed consolidated balance sheet (in thousands):

	Intelsat S.A. Shareholder’s Deficit	Non-redeemable Noncontrolling Interest	Total Shareholder’s Deficit
Balance at January 1, 2011	$(698,941)	$1,902	$(697,039)
Net income (loss)	(432,888)	1,136	(431,752)
Liabilities assumed by parent and other contributed capital	8,385	—	8,385
Consolidation of Horizons Holdings	—	49,263	49,263
Dividends paid to noncontrolling interests	—	(1,375)	(1,375)
Mark to market adjustment for redeemable noncontrolling interest	15,090	—	15,090
Pension/postretirement liability adjustment	(35,080)	—	(35,080)
Other comprehensive income	59	—	59

Balance at December 31, 2011	$(1,143,375)	$50,926	$(1,092,449)

	Intelsat S.A. Shareholder’s Deficit	Non-redeemable Noncontrolling Interest	Total Shareholder’s Deficit
Balance at January 1, 2012	$(1,143,375)	$50,926	$(1,092,449)
Net income (loss)	(24,449)	839	(23,610)
Liabilities assumed by parent and other contributed capital	1,062	—	1,062
Dividends paid to noncontrolling interests	—	(2,255)	(2,255)
Mark to market adjustment for redeemable noncontrolling interest	268	—	268
Pension/postretirement liability adjustment	2,251	—	2,251
Other comprehensive income	304	—	304

Balance at March 31, 2012	$(1,163,939)	$49,510	$(1,114,429)

Net income (loss)	(84,009)	913	(83,096)
Liabilities assumed by parent and other contributed capital	2,266	—	2,266
Dividends paid to noncontrolling interests	—	(2,418)	(2,418)
Mark to market adjustment for redeemable noncontrolling interest	(3,845)	—	(3,845)
Pension/postretirement liability adjustment	2,251	—	2,251
Other comprehensive loss	(86)	—	(86)

Balance at June 30, 2012	$(1,247,362)	$48,005	$(1,199,357)

Note 7 Goodwill and Other Intangible Assets

The carrying amounts of goodwill and acquired intangible assets not subject to amortization consist of the following (in thousands):

	As of December 31, 2011	As of June 30, 2012
Goodwill	$6,780,827	6,780,827
Trade name	70,400	70,400
Orbital locations	2,387,700	2,387,700

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

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consist of the following (in thousands):

	As of December 31, 2011			As of June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$743,760	$(456,604)	$287,156	$743,760	$(488,405)	$255,355
Customer relationships	534,030	(78,318)	455,712	534,030	(92,408)	441,622
Technology	2,700	(2,700)	—	2,700	(2,700)	—

Total	$1,280,490	$(537,622)	$742,868	$1,280,490	$(583,513)	$696,977

Intangible assets are amortized based on the expected pattern of consumption. We recorded amortization expense of $52.7 million and $45.9 million for the six months ended June 30, 2011 and 2012, respectively.

Note 8 Long-Term Debt

The carrying values and fair values of our notes payable and long-term debt were as follows (in thousands):

	As of December 31, 2011		As of June 30, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Intelsat S.A.:
6.5% Senior Notes due November 2013	$353,550	$354,434	$353,550	$367,692

Unamortized discount on 6.5% Senior Notes	(51,471)	—	(38,925)	—

Total Intelsat S.A. obligations	302,079	354,434	314,625	367,692

Intelsat Luxembourg:
11.25% Senior Notes due February 2017	2,805,000	2,706,825	2,805,000	2,903,175
11.5% / 12.5% Senior PIK Election Notes due February 2017	2,502,986	2,340,292	2,502,986	2,584,333

Total Intelsat Luxembourg obligations	5,307,986	5,047,117	5,307,986	5,487,508

Intelsat Jackson:
11.25% Senior Notes due June 2016	1,048,220	1,103,251	603,220	631,149
Unamortized premium on 11.25% Senior Notes	4,286	—	2,246	—
9.5% Senior Notes due June 2016	701,913	733,499	—	—
8.5% Senior Notes due November 2019	500,000	527,500	500,000	551,900
Unamortized discount on 8.5% Senior Notes	(3,545)	—	(3,385)	—
7.25% Senior Notes due October 2020	1,000,000	1,011,300	2,200,000	2,304,360
Unamortized premium on 7.25% Senior Notes	—	—	20,673	—
7.25% Senior Notes due April 2019	1,500,000	1,530,000	1,500,000	1,569,450
7.5% Senior Notes due April 2021	1,150,000	1,173,000	1,150,000	1,211,870
Senior Unsecured Credit Facilities due February 2014	195,152	182,468	195,152	190,762
New Senior Unsecured Credit Facilities due February 2014	810,876	758,169	810,876	792,631
Senior Secured Credit Facilities due April 2018	3,233,750	3,217,581	3,217,500	3,209,456
Unamortized discount on Senior Credit Facilities	(14,349)	—	(13,340)	—
Senior Secured Revolving Credit Facility	—	—	75,000	75,000

Total Intelsat Jackson obligations	10,126,303	10,236,768	10,257,942	10,536,578

New Dawn:
Senior Secured Debt Facility due 2017	109,625	109,625	112,017	112,017
Mezzanine Secured Debt Facility due 2019	82,580	82,580	85,555	85,555
10.5% Note Payable to Convergence Partners	502	502	502	502

Total New Dawn obligations	192,707	192,707	198,074	198,074

Horizons Holdings:
Loan Payable to JSAT	73,255	73,255	61,046	61,046

Total Horizons Holdings obligations	73,255	73,255	61,046	61,046

Total Intelsat S.A. long-term debt	16,002,330	$15,904,281	16,139,673	$16,650,898

Less:
Current portion of long-term debt	164,818		238,955

Total long-term debt, excluding current portion	$15,837,512		$15,900,718

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

Senior Secured Credit Facilities

On January 12, 2011, Intelsat Jackson Holdings S.A. (“Intelsat Jackson”), a wholly-owned subsidiary of Intelsat S.A., entered into a secured credit agreement (the “Intelsat Jackson Secured Credit Agreement”), which includes a $3.25 billion term loan facility maturing in April 2018 and a $500.0 million revolving credit facility with a five year maturity, and borrowed the full $3.25 billion under the term loan facility. The term loan facility requires regularly scheduled quarterly payments of principal equal to 0.25% of the original principal amount of the term loan beginning six months after January 12, 2011, with the remaining unpaid amount due and payable at maturity on April 2, 2018. Up to $350.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $70.0 million of the revolving credit facility is available for swingline loans. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. Intelsat Jackson is required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, at a rate per annum of 0.375%. As of June 30, 2012, Intelsat Jackson had $75.0 million outstanding under its revolving credit facility and $387.3 million (net of standby letters of credit) of availability remaining thereunder.

The Intelsat Jackson Secured Credit Agreement includes two financial covenants. Intelsat Jackson must maintain a consolidated secured debt to consolidated EBITDA ratio of less than or equal to 3.50 to 1.00 at the end of each fiscal quarter as well as a consolidated EBITDA to consolidated interest expense ratio of greater than or equal to 1.75 to 1.00 at the end of each fiscal quarter, in each case as such financial measures are defined in the Intelsat Jackson Secured Credit Agreement. Intelsat Jackson was in compliance with these financial maintenance covenant ratios with a consolidated secured debt to consolidated EBITDA ratio of 1.54 to 1.00 and a consolidated EBITDA to consolidated interest expense ratio of 2.77 to 1.00 as of June 30, 2012.

New Dawn Credit Facilities

On December 5, 2008, New Dawn entered into a $215.0 million secured financing arrangement with an eight-year maturity that consists of senior and mezzanine term loan facilities. The credit facilities are non-recourse to New Dawn’s shareholders, including us and our wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions. The senior facility provides for a commitment of up to $125.0 million. The interest rate on term loans under the senior facility is the aggregate of the London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin between 3.0% and 4.0% and certain costs, if incurred. The mezzanine facility provides for a commitment of up to $90.0 million. The interest rate on term loans under the mezzanine facility is the aggregate of LIBOR plus an applicable margin between 5.3% and 6.3% and certain costs, if incurred. New Dawn is required to pay a commitment fee at a rate per annum of between  3/8% and  1/2% on any unused commitments under the credit facilities. New Dawn had aggregate outstanding borrowings of $197.6 million under its credit facilities as of June 30, 2012.

Subsequent to the launch of the Intelsat New Dawn satellite in April 2011, which experienced an anomaly resulting in the failure to deploy the C-band antenna reflector, the New Dawn joint venture filed a partial loss claim with its insurer. The claim was finalized and agreed to during 2011, resulting in total insurance recoveries of $118.0 million. At December 31, 2011 and June 30, 2012, $94.1 million and $118.0 million, respectively, were received from the insurers and held in a specific insurance proceeds account reflected as restricted cash in the accompanying condensed consolidated balance sheets. In July 2012, New Dawn entered into an agreement with its lenders to use the New Dawn insurance proceeds held as restricted cash to prepay certain of its debt obligations, along with associated interest and fees. Subsequent to this prepayment, New Dawn had aggregate outstanding borrowings of $83.9 million under its debt agreements.

Intelsat Luxembourg Senior PIK Election Notes due 2017

In August 2012, we made an election to pay interest on the Intelsat Luxembourg Senior PIK Election Notes due 2017 entirely in cash for the interest period August 15, 2012 through February 15, 2013. For the interest periods beginning February 16, 2013, we are required to make all interest payments in cash.

2012 Intelsat Jackson Notes Offering, Tender Offers and Redemptions

On April 26, 2012, Intelsat Jackson completed an offering of $1.2 billion aggregate principal amount of its 7 1/4% Senior Notes due 2020 (the “2020 Jackson Notes”). Intelsat Jackson had previously issued $1.0 billion aggregate principal amount of the 2020 Jackson Notes on September 30, 2010. The net proceeds from the 2012 offering were used by Intelsat Jackson to repurchase $49.5 million aggregate principal amount of Intelsat Jackson’s outstanding 9 1/2% Senior Notes due 2016 (the “2016 Jackson 9 1/2% Notes”) and $10.1 million aggregate principal amount of Intelsat Jackson’s 11 1/4% Senior Notes due 2016 (the “2016 Jackson 11 1/4% Notes”) in tender offers launched on April 12, 2012 and completed on May 10, 2012. On June 15, 2012, Intelsat Jackson redeemed the remaining $652.4 million aggregate principal amount outstanding of the 2016 Jackson 9 1/2% Notes and an additional $434.9 million aggregate principal amount of the 2016 Jackson 11 1/4% Notes.

In connection with these tender offers and redemptions, we recognized a loss on early extinguishment of debt of $43.4 million during the second quarter of 2012, consisting of the difference between the carrying value of the aggregate debt repurchased or redeemed and the total cash amount paid (including related fees), and a write-off of unamortized debt premium and debt issuance costs.

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

2011 Intelsat Jackson Notes Offering, Tender Offers and Redemptions

On April 5, 2011, Intelsat Jackson completed an offering of $2.65 billion aggregate principal amount of senior notes (the “2011 Intelsat Jackson Notes Offering”), consisting of $1.5 billion aggregate principal amount of 7  1/4% Senior Notes due 2019 (the “7 1/4% 2019 Jackson Notes”) and $1.15 billion aggregate principal amount of 7 1/2% Senior Notes due 2021 (the “2021 Jackson Notes” and collectively, the “New Jackson Notes”). The net proceeds from the sale of the New Jackson Notes were primarily used to repurchase all of the following notes in tender offers launched on March 21, 2011 and completed on April 15, 2011, and to subsequently redeem the remaining outstanding amounts of such notes on May 5, 2011:

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

In connection with the 2011 Secured Loan Refinancing, certain of our interest rate swaps were assigned by Intelsat Sub Holdco and Intelsat Corp to Intelsat Jackson, and are now secured by a first priority security interest in the collateral that also secures obligations under the Intelsat Jackson Secured Credit Agreement (see Note 8 — Long Term Debt).

On December 22, 2011, we amended our interest rate swap agreements with an aggregate notional amount of $448.5 million between Intelsat Jackson and respective counterparties to the interest rate swaps. These amendments resulted in a change to the maturity date, the applicable fixed rate of interest that we pay and certain termination events.

During the first quarter of 2012, we amended our interest rate swap agreements with an aggregate notional amount of $1.2 billion between Intelsat Jackson and respective counterparties to the interest rate swaps. These amendments resulted in a change to the maturity date, the applicable fixed rate of interest that we pay and certain termination events.

As of June 30, 2012, we held interest rate swaps with aggregate notional amounts of $731.4 million and $1.6 billion which mature in March 2013 and January 2016, respectively. These swaps were entered into as further described below to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities, but have not been designated as hedges for accounting purposes. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest. On the interest rate reset date of June 14, 2012, the interest rate which the counterparties utilized to compute interest due to us was determined to be 0.47%.

Additionally, as of June 30, 2012, New Dawn had a floating-to-fixed interest rate swap to hedge future interest payments on its senior and mezzanine term loan facilities. The interest rate swap has an effective date of July 7, 2011, maturing on July 7, 2014, with a notional amount of $65.5 million for the mezzanine loan and varying notional amounts for the senior loan. We receive an interest rate of three-month LIBOR and pay a fixed coupon of 3.72%. On the interest rate reset date of April 5, 2012, the interest rate which the counterparties utilized to compute interest due to us was 0.47%. This swap was undesignated as a hedge for accounting purposes. In July 2012, in conjunction with the prepayment of New Dawn debt, we settled $69.0 million notional amount under the New Dawn interest rate swap associated with the senior term loan facilities (see Note 8 — Long-Term Debt — New Dawn Credit Facilities).

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

All of our interest rate swaps were undesignated as of June 30, 2012. The swaps are marked-to-market quarterly with any change in fair value recorded within (gains) losses on derivative financial instruments in our condensed consolidated statements of operations. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of our derivatives. The fair value measurement of derivatives could result in either a net asset or a net liability position for us. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting arrangements as applicable and necessary. When the swaps are in a net liability position for us, the credit valuation adjustments are calculated by determining the total expected exposure of the derivatives, incorporating the current and potential future exposures and then applying an applicable credit spread to the exposure. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. The inputs utilized for our own credit spread are based on implied spreads from traded levels of our debt. Accordingly, as of June 30, 2012, we recorded a non-cash credit valuation adjustment of approximately $5.8 million as a reduction to our liability.

As of December 31, 2011 and June 30, 2012, $14.8 million and $27.0 million was included in other current liabilities, respectively, and $80.7 million and $68.2 million was included in other long-term liabilities, respectively, within our condensed consolidated balance sheets related to the interest rate swaps.

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

The following table sets forth the fair value of our derivatives by category (in thousands):

		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	December 31, 2011	June 30, 2012
Undesignated interest rate swaps	Other current liabilities	$14,828	$27,045
Undesignated interest rate swaps	Other long-term liabilities	80,690	68,152

Total derivatives		$95,518	$95,197

The following table sets forth the effect of the derivative instruments on the condensed consolidated statements of operations (in thousands):

Derivatives not designated as hedging instruments	Presentation in Statements of Operations	Three Months Ended June 30, 2011	Three Months Ended June 30, 2012	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012
Undesignated interest rate swaps	Losses on derivative financial instruments	$20,522	$15,756	$23,103	$25,614
Put option embedded derivative	Losses on derivative financial instruments	—	—	(4,295)	—

Total losses on derivative financial instruments		$20,522	$15,756	$18,808	$25,614

Note 10 Income Taxes

The majority of our operations are located in taxable jurisdictions, including Luxembourg, the United States and the United Kingdom. Our Luxembourg companies that file tax returns as a consolidated group generated a loss for the six months ended June 30, 2012. Due to our cumulative losses in recent years, and the inherent uncertainty associated with the realization of future taxable income in the foreseeable future, we recorded a full valuation allowance against the net operating losses generated in Luxembourg. The difference between tax expense (benefit) reported in the condensed consolidated statements of operations and tax computed at statutory rates is attributable to the valuation allowance on losses generated in Luxembourg, the provision for foreign taxes, which were principally in the United States and the United Kingdom, as well as withholding taxes on revenue earned in many of the foreign markets in which we operate.

Cash paid for income taxes, net of refunds, totaled $14.8 million and $18.2 million for the six months ended June 30, 2011 and 2012, respectively.

As of December 31, 2011 and June 30, 2012, our gross unrecognized tax benefits were $64.8 million and $67.9 million, respectively (including interest and penalties), of which $46.6 million and $49.2 million, respectively, if recognized, would affect our effective tax rate. As of December 31, 2011 and June 30, 2012, we had recorded reserves for interest and penalties in the amount of $8.6 million and $10.3 million, respectively. We continue to recognize interest and, to the extent applicable, penalties with respect to the unrecognized tax benefits as income tax expense. Since December 31, 2011, the change in the balance of unrecognized tax benefits consisted of an increase of $1.4 million related to prior period tax positions and an increase of $1.8 million related to current tax positions.

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

On March 7, 2011, Intelsat Holding Corporation, the former parent of Intelsat Corp, was notified by the Internal Revenue Service of its intent to initiate an audit for the tax years ending December 31, 2008 and 2009. We do not currently expect the result of this audit to have a material impact on our provision for income taxes.

In May 2012, India enacted new legislation that defines payments for satellite services as “royalties for the use of a process”. Due to the law’s retroactive application, and because it is contrary to recent Delhi High Court rulings as well as model commentaries issued by international tax bodies, we are likely to appeal any assessments we may receive as a result of the new law and we believe that it is more likely than not that we would be successful with such appeals. As a result, we do not expect this new law to have a material impact on our provision for income taxes.

Prior to August 20, 2004, Intelsat Corp, joined with The DIRECTV Group and General Motors Corporation in filing a consolidated U.S. federal income tax return. In April 2004, Intelsat Corp entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among Intelsat Corp and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify Intelsat Corp for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from Intelsat Corp regarding any liability for the federal or consolidated state or local income taxes of General Motors Corporation and The DIRECTV Group, except those income taxes Intelsat Corp is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corp for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on, or prior to, the day of the closing of the PanAmSat Corporation recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, Intelsat Corp’s tax exposure after indemnification related to these periods is capped at $15.0 million, of which $4.0 million has been paid to date. The tax separation agreement with The DIRECTV Group is effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates. As of December 31, 2011 and June 30, 2012, we had a tax indemnification receivable of $2.3 million.

Note 11 Commitments and Contingencies

(a) Litigation and Claims

We are subject to litigation in the ordinary course of business. Management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

(b) LCO Protection

Most of the customer service commitments entered into prior to our privatization were transferred to us pursuant to novation agreements. Certain of these agreements contain provisions, including provisions for lifeline connectivity obligation (“LCO”) protection, which constrain our ability to price services in some circumstances. Our LCO contracts require us to provide customers with the right to renew their service commitments covered by LCO contracts at prices no higher than the prices charged for those services on the privatization date. Under some circumstances, we may also be required by an LCO contract to reduce the price for a service commitment covered by the contract. LCO protection may continue until July 18, 2013. As of June 30, 2012, we had approximately $92.4 million of backlog covered by LCO contracts and to date we have not been required to reduce prices for our LCO-protected service commitments. There can be no assurance that we will not be required to reduce prices in the future under our LCO commitments.

(c) Loss Contingency

Our indirect parent, Intelsat Global Holdings, has entered into an agreement pursuant to which an independent third party has made an investment commitment to us. This commitment is subject to certain terms and conditions and has a fixed duration. We had previously loaned $10 million to Intelsat Global Holdings in connection with a fee paid to the third party under this agreement. In the event that the commitment expires and the investment is not consummated, we will record a $20 million pretax charge as early as the third quarter of 2012, consisting of the $10 million previously loaned to Intelsat Global Holdings and an additional $10 million that would become due to the third party upon expiration of the commitment.

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

The geographic distribution of our revenue based upon billing region of the customer was as follows:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2012
North America	47%	47%
Europe	16%	16%
Africa and Middle East	17%	16%
Latin America and Caribbean	14%	15%
Asia Pacific	6%	6%

Approximately 4% of our revenue was derived from our largest customer during each of the three months ended June 30, 2011 and 2012. Our ten largest customers accounted for approximately 26% of our revenue for each of the three months ended June 30, 2011 and 2012.

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012
North America	46%	47%
Europe	16%	16%
Africa and Middle East	17%	16%
Latin America and Caribbean	14%	15%
Asia Pacific	7%	6%

Approximately 4% of our revenue was derived from our largest customer during each of the six months ended June 30, 2011 and 2012. Our ten largest customers accounted for approximately 26% of our revenue for each of the six months ended June 30, 2011 and 2012.

Our revenues were derived from the following services, with Off-Network and Other Revenues shown separately from On-Network Revenues (in thousands, except percentages):

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2012		Six Months Ended June 30, 2011		Six Months Ended June 30, 2012
On-Network Revenues
Transponder services	$474,722	74%	$480,803	75%	$942,005	73%	$960,762	75%
Managed services	70,350	11%	67,205	11%	141,297	11%	133,177	10%
Channel	26,723	4%	23,461	4%	54,019	4%	47,281	4%

Total on-network revenues	571,795	89%	571,469	90%	1,137,321	89%	1,141,220	89%
Off-Network and Other Revenues
Transponder, MSS and other off-network services	56,679	9%	55,388	9%	116,148	9%	119,822	9%
Satellite-related services	13,972	2%	11,811	2%	29,165	2%	21,796	2%

Total off-network and other revenues	70,651	11%	67,199	11%	145,313	11%	141,618	11%

Total	$642,446	100%	$638,668	100%	$1,282,634	100%	$1,282,838	100%

Note 13 Related Party Transactions

(a) Shareholders Agreements

The shareholders of Intelsat Global entered into shareholders agreements on February 4, 2008. The shareholders agreements were assigned to Intelsat Global Holdings by an amendment effective as of March 30, 2012. The shareholders agreements and the articles of incorporation of Intelsat Global Holdings provide, among other things, for the governance of Intelsat Global Holdings and its subsidiaries and provide specific rights to and limitations upon the holders of Intelsat Global Holdings’ share capital with respect to shares held by such holders.

(b) Monitoring Fee Agreement

Intelsat Luxembourg, our direct wholly-owned subsidiary, has a monitoring fee agreement dated February 4, 2008 (the “2008 MFA”) with BC Partners Limited and Silver Lake Management Company III, L.L.C. (together, the “2008 MFA Parties”), pursuant to which the 2008 MFA Parties provide certain monitoring, advisory and consulting services to Intelsat Luxembourg. We recorded expense for services associated with the 2008 MFA of $12.4 million and $12.5 million during the six months ended June 30, 2011 and 2012, respectively.

(c) Ownership by Management

Certain directors, officers and key employees of Intelsat Global Holdings and its subsidiaries hold restricted shares, options and SCAs of Intelsat Global Holdings (see Note 3—Share-Based and Other Compensation Plans). In the aggregate, these shares and arrangements outstanding as of June 30, 2012 provided for the issuance of approximately 12.3% of the voting equity of Intelsat Global Holdings on a fully diluted basis.

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

(g) Receivable from Parent

We had a receivable from Intelsat Global as of December 31, 2011 and June 30, 2012 of $16.8 million and $22.5 million, respectively.

Note 14 Subsequent Events

In July 2012, Intelsat Global Service LLC, our indirect subsidiary, entered into an agreement to sell our U.S. administrative headquarters office building in Washington, D.C. (the “U.S. Administrative Headquarters Property”), and to assign our Amended and Restated Lease Agreement with the U.S. Government (the “Ground Lessor”) relating to the U.S. Administrative Headquarters Property, to the purchaser for a purchase price of $85.0 million in cash (the “U.S. Administrative Headquarters Sale”). Upon the closing of the U.S. Administrative Headquarters Sale, we expect to enter into an agreement under which we will temporarily lease from the purchaser a portion of the U.S. Administrative Headquarters Property. The closing of the U.S. Administrative Headquarters Sale is contingent upon the Ground Lessor’s approval, together with other customary closing conditions. We are currently in the process of selecting a location for our new permanent U.S. administrative headquarters office.

Note 15 Supplemental Consolidating Financial Information

On February 4, 2008, Intelsat Jackson issued approximately $1.3 billion of the 2016 Jackson 11 1/4% Notes. The 2016 Jackson 11 1/4% Notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat S.A. and Intelsat Luxembourg. The 2016 Jackson 11 1/4% Notes are not guaranteed by any of Intelsat Jackson’s direct or indirect subsidiaries.

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

Other comprehensive income for the three months ended June 30, 2011 and 2012, was $1.1 million and $2.2 million, respectively. Other comprehensive income for the six months ended June 30, 2011 and 2012, was $2.3 million and $4.7 million, respectively. Other comprehensive income is fully attributable to the subsidiaries of Intelsat Jackson.

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2012

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents, net of restricted cash	$735	$41	$32,044	$221,266	$—	$254,086
Restricted cash	—	—	—	118,032	—	118,032
Receivables, net of allowance	45	3	390	309,429	—	309,867
Deferred income taxes	—	—	—	25,927	—	25,927
Prepaid expenses and other current assets	—	12,531	257	46,680	(132)	59,336
Intercompany receivables	—	677	—	4,553,049	(4,553,726)	—

Total current assets	780	13,252	32,691	5,274,383	(4,553,858)	767,248

Satellites and other property and equipment, net	—	—	—	6,326,877	—	6,326,877
Goodwill	—	—	—	6,780,827	—	6,780,827
Non-amortizable intangible assets	—	—	—	2,458,100	—	2,458,100
Amortizable intangible assets, net	—	—	—	696,977	—	696,977
Investment in affiliates	(390,464)	5,086,629	19,485,369	1,010	(24,181,534)	1,010
Other assets	7,012	92,262	103,204	231,803	—	434,281

Total assets	$(382,672)	$5,192,143	$19,621,264	$21,769,977	$(28,735,392)	$17,465,320

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,175	$—	$795	$188,695	$(132)	$192,533
Accrued interest payable	3,830	227,953	131,575	2,109	—	365,467
Current portion of long-term debt	—	—	107,500	131,455	—	238,955
Deferred satellite performance incentives	—	—	—	18,224	—	18,224
Other current liabilities	—	—	17,789	152,314	—	170,103
Intercompany payables	495,055	—	4,058,671	—	(4,553,726)	—

Total current liabilities	502,060	227,953	4,316,330	492,797	(4,553,858)	985,282
Long-term debt, net of current portion	314,625	5,307,986	10,150,442	127,665	—	15,900,718
Deferred satellite performance incentives, net of current portion	—	—	—	120,515	—	120,515
Deferred revenue, net of current portion	—	—	—	796,452	—	796,452
Deferred income taxes	—	—	—	283,315	—	283,315
Accrued retirement benefits	—	—	—	289,437	—	289,437
Other long-term liabilities	—	45,811	67,863	169,872	—	283,546

Noncontrolling interest	—	—	—	5,412	—	5,412

Shareholder’s equity (deficit):
Ordinary shares	5,000	669,036	4,322,473	23,388	(5,014,897)	5,000
Other shareholder’s equity (deficit)	(1,204,357)	(1,058,643)	764,156	19,461,124	(19,166,637)	(1,204,357)

Total liabilities and shareholder’s equity (deficit)	$(382,672)	$5,192,143	$19,621,264	$21,769,977	$(28,735,392)	$17,465,320

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents, net of restricted cash	$511	$908	$2,269	$291,012	$—	$294,700
Restricted cash	—	—	—	94,131	—	94,131
Receivables, net of allowance	41	—	—	331,330	—	331,371
Deferred income taxes	—	—	—	26,058	—	26,058
Prepaid expenses and other current assets	551	16	37	42,330	—	42,934
Intercompany receivables	—	6,249	—	897,410	(903,659)	—

Total current assets	1,103	7,173	2,306	1,682,271	(903,659)	789,194

Satellites and other property and equipment, net	—	—	—	6,142,731	—	6,142,731
Goodwill	—	—	—	6,780,827	—	6,780,827
Non-amortizable intangible assets	—	—	—	2,458,100	—	2,458,100
Amortizable intangible assets, net	—	—	—	742,868	—	742,868
Investment in affiliates	(303,483)	5,177,192	15,832,505	1,010	(20,706,214)	1,010
Other assets	5,356	99,680	95,708	246,280	(348)	446,676

Total assets	$(297,024)	$5,284,045	$15,930,519	$18,054,087	$(21,610,221)	$17,361,406

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,484	$(10)	$450	$195,252	$—	$198,176
Accrued interest payable	3,831	227,953	125,714	1,838	—	359,336
Current portion of long-term debt	—	—	32,500	132,318	—	164,818
Deferred satellite performance incentives	—	—	—	17,715	—	17,715
Other current liabilities	—	—	3,195	137,874	—	141,069
Intercompany payables	487,031	—	416,628	—	(903,659)	—

Total current liabilities	493,346	227,943	578,487	484,997	(903,659)	881,114
Long-term debt, net of current portion	302,079	5,307,986	10,093,802	133,645	—	15,837,512
Deferred satellite performance incentives, net of current portion	—	—	—	113,974	—	113,974
Deferred revenue, net of current portion	—	—	—	724,413	—	724,413
Deferred income taxes	—	—	—	265,181	—	265,181
Accrued retirement benefits	—	—	—	305,902	—	305,902
Other long-term liabilities	—	49,673	81,038	192,372	(348)	322,735

Noncontrolling interest	—	—	—	3,024	—	3,024

Shareholder’s equity (deficit):
Ordinary shares	5,000	669,036	4,322,473	9,576,008	(14,567,517)	5,000
Other shareholder’s equity (deficit)	(1,097,449)	(970,593)	854,719	6,254,571	(6,138,697)	(1,097,449)

Total liabilities and shareholder’s equity (deficit)	$(297,024)	$5,284,045	$15,930,519	$18,054,087	$(21,610,221)	$17,361,406

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2012

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated

Revenue	$—	$—	$20,528	$638,674	$(20,534)	$638,668

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	119,834	(20,527)	99,307
Selling, general and administrative	1,006	6,279	513	45,630	(7)	53,421
Depreciation and amortization	—	—	17,104	171,524	—	188,628
Losses on derivative financial instruments	—	—	15,520	236	—	15,756

Total operating expenses	1,006	6,279	33,137	337,224	(20,534)	357,112

Income (loss) from operations	(1,006)	(6,279)	(12,609)	301,450	—	281,556
Interest (income) expense, net	15,661	152,660	268,643	(110,273)	—	326,691
Loss on early extinguishment of debt	—	—	(43,383)	—	—	(43,383)
Subsidiary income (loss)	(67,343)	93,968	418,610	—	(445,235)	—
Other income (expense), net	1	—	(7)	(1,900)	—	(1,906)

Income (loss) before income taxes	(84,009)	(64,971)	93,968	409,823	(445,235)	(90,424)
Benefit from income taxes	—	—	—	(6,797)	—	(6,797)

Net income (loss)	(84,009)	(64,971)	93,968	416,620	(445,235)	(83,627)
Net income attributable to noncontrolling interest	—	—	—	(382)	—	(382)

Net income (loss) attributable to Intelsat S.A.	$(84,009)	$(64,971)	$93,968	$416,238	$(445,235)	$(84,009)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated

Revenue	$—	$—	$—	$642,449	$(3)	$642,446

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	101,059	—	101,059
Selling, general and administrative	669	6,519	320	47,639	—	55,147
Depreciation and amortization	—	—	—	194,354	—	194,354
Losses on derivative financial instruments	—	—	17,801	2,721	—	20,522

Total operating expenses	669	6,519	18,121	345,773	—	371,082

Income (loss) from operations	(669)	(6,519)	(18,121)	296,676	(3)	271,364
Interest expense, net	14,177	152,451	160,333	(1,100)	—	325,861
Loss on early extinguishment of debt	—	—	(28,963)	(128,990)	—	(157,953)
Subsidiary income (loss)	(198,519)	(36,238)	171,179	—	63,578	—
Loss from previously unconsolidated affiliates	—	—	—	(4,589)	—	(4,589)
Other income, net	—	—	—	3,291	—	3,291

Income (loss) before income taxes	(213,365)	(195,208)	(36,238)	167,488	63,575	(213,748)
Provision for income taxes	—	—	—	734	—	734

Net income (loss)	(213,365)	(195,208)	(36,238)	166,754	63,575	(214,482)
Net loss attributable to noncontrolling interest	—	—	—	1,114	—	1,114

Net income (loss) attributable to Intelsat S.A.	$(213,365)	$(195,208)	$(36,238)	$167,868	$63,575	$(213,368)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated

Revenue	$—	$—	$20,528	$1,282,844	$(20,534)	$1,282,838

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	224,843	(20,527)	204,316
Selling, general and administrative	2,055	12,705	974	88,661	(7)	104,388
Depreciation and amortization	—	—	17,104	358,396	—	375,500
Losses on derivative financial instruments	—	—	24,776	838	—	25,614

Total operating expenses	2,055	12,705	42,854	672,738	(20,534)	709,818

Income (loss) from operations	(2,055)	(12,705)	(22,326)	610,106	—	573,020
Interest (income) expense, net	31,160	305,259	419,325	(117,622)	—	638,122
Loss on early extinguishment of debt	—	—	(43,383)	—	—	(43,383)
Subsidiary income (loss)	(75,242)	247,981	733,024	—	(905,763)	—
Other income (expense), net	(1)	(1)	(9)	1,008	—	997

Income (loss) before income taxes	(108,458)	(69,984)	247,981	728,736	(905,763)	(107,488)
Provision for income taxes	—	—	—	407	—	407

Net income (loss)	(108,458)	(69,984)	247,981	728,329	(905,763)	(107,895)
Net income attributable to noncontrolling interest	—	—	—	(563)	—	(563)

Net income (loss) attributable to Intelsat S.A.	$(108,458)	$(69,984)	$247,981	$727,766	$(905,763)	$(108,458)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated

Revenue	$—	$—	$—	$1,282,637	$(3)	$1,282,634

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	—	206,082	—	206,082
Selling, general and administrative	1,594	12,845	576	91,731	—	106,746
Depreciation and amortization	—	—	—	389,356	—	389,356

(Gains) losses on derivative financial instruments	—	—	20,337	(1,529)	—	18,808

Total operating expenses	1,594	12,845	20,913	685,640	—	720,992

Income (loss) from operations	(1,594)	(12,845)	(20,913)	596,997	(3)	561,642
Interest expense, net	43,624	307,387	293,269	30,371	—	674,651
Loss on early extinguishment of debt	(78,960)	—	(28,963)	(218,260)	—	(326,183)
Subsidiary income (loss)	(304,785)	22,359	365,504	—	(83,078)	—
Loss from previously unconsolidated affiliates	—	—	—	(4,469)	—	(4,469)
Other income, net	—	—	—	7,167	—	7,167

Income (loss) before income taxes	(428,963)	(297,873)	22,359	351,064	(83,081)	(436,494)
Benefit from income taxes	—	—	—	(6,253)	—	(6,253)

Net income (loss)	(428,963)	(297,873)	22,359	357,317	(83,081)	(430,241)
Net loss attributable to noncontrolling interest	—	—	—	1,275	—	1,275

Net income (loss) attributable to Intelsat S.A.	$(428,963)	$(297,873)	$22,359	$358,592	$(83,081)	$(428,966)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated

Cash flows from operating activities:	$(11,362)	$(324,917)	$230,778	$488,148	$—	$382,647

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	—	(476,761)	—	(476,761)
Disbursements for intercompany loans	—	—	—	(75,756)	75,756	—
Investment in subsidiaries	(4,203)	—	(10,829)	—	15,032	—
Dividend from affiliates	13,990	338,040	—	—	(352,030)	—

Net cash provided by (used in) investing activities	9,787	338,040	(10,829)	(552,517)	(261,242)	(476,761)

Cash flows from financing activities:
Repayments of long-term debt	—	—	(1,338,163)	(12,209)	—	(1,350,372)
Proceeds from issuance of long-term debt	—	—	1,471,000	—	—	1,471,000
Proceeds from intercompany borrowing	1,800	—	73,956	—	(75,756)	—
Debt issuance costs	—	—	(19,444)	—	—	(19,444)
Payment of premium on early retirement of debt	—	—	(39,475)	—	—	(39,475)
Principal payments on deferred satellite performance incentives	—	—	—	(7,348)	—	(7,348)
Capital contribution from parent	—	—	—	15,032	(15,032)	—
Dividends to shareholders	—	(13,990)	(338,040)	—	352,030	—
Capital contribution from noncontrolling interest	—	—	—	6,105	—	6,105
Dividends paid to noncontrolling interest	—	—	—	(4,673)	—	(4,673)

Net cash provided by (used in) financing activities	1,800	(13,990)	(190,166)	(3,093)	261,242	55,793

Effect of exchange rate changes on cash and cash equivalents	(1)	—	(8)	(2,284)	—	(2,293)

Net change in cash and cash equivalents	224	(867)	29,775	(69,746)	—	(40,614)
Cash and cash equivalents, beginning of period	511	908	2,269	291,012	—	294,700

Cash and cash equivalents, end of period	$735	$41	$32,044	$221,266	$—	$254,086

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated

Cash flows from operating activities:	$(30,136)	$(255,417)	$(20,132)	$748,846	$—	$443,161

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	—	(412,710)	—	(412,710)

Repayment from (disbursements for) intercompany loans	—	—	(113,206)	1,480	111,726	—

Capital contribution to previously unconsolidated affiliates	—	—	—	(6,105)	—	(6,105)
Investment in subsidiaries	(3,100)	—	(4,993,408)	—	4,996,508	—
Dividend from affiliates	550,844	797,373	405,170	—	(1,753,387)	—
Other investing activities	—	—	—	2,261	—	2,261

Net cash provided by (used in) investing activities	547,744	797,373	(4,701,444)	(415,074)	3,354,847	(416,554)

Cash flows from financing activities:
Repayments of long-term debt	(485,841)	—	(339,630)	(5,289,423)	—	(6,114,894)
Proceeds from issuance of long-term debt	—	—	5,883,750	35,173	—	5,918,923
Proceeds from (repayment of) intercompany borrowing	—	—	(1,480)	113,206	(111,726)	—
Debt issuance costs	—	—	(69,307)	—	—	(69,307)
Payment of premium on early retirement of debt	(36,770)	—	(26,114)	(108,163)	—	(171,047)
Principal payments on deferred satellite performance incentives	—	—	—	(6,891)	—	(6,891)
Capital contribution from parent	—	—	—	4,996,508	(4,996,508)	—
Dividends to shareholders	—	(550,844)	(797,373)	(405,170)	1,753,387	—
Noncontrolling interest in New Dawn	—	—	—	1,558	—	1,558

Net cash provided by (used in) financing activities	(522,611)	(550,844)	4,649,846	(663,202)	(3,354,847)	(441,658)

Effect of exchange rate changes on cash and cash equivalents	—	(1)	—	3,921	—	3,920

Net change in cash and cash equivalents	(5,003)	(8,889)	(71,730)	(325,509)	—	(411,131)
Cash and cash equivalents, beginning of period	7,315	10,017	126,605	548,993	—	692,930

Cash and cash equivalents, end of period	$2,312	$1,128	$54,875	$223,484	$—	$281,799

(Certain totals may not add due to the effects of rounding)

On April 5, 2011 Intelsat Jackson completed an offering of $2.65 billion aggregate principal amount of senior notes, consisting of $1.5 billion aggregate principal amount of the 7 1/4% 2019 Jackson Notes and $1.15 billion aggregate principal amount of the 2021 Jackson Notes. The 7 1/4% 2019 Jackson Notes and the 2021 Jackson Notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat S.A., Intelsat Luxembourg and certain wholly-owned subsidiaries of Intelsat Jackson ( the “Subsidiary Guarantors”).

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

Other comprehensive income for the three months ended June 30, 2011 and 2012 was $1.1 million and $2.2 million, respectively. Other comprehensive income for the six months ended June 30, 2011 and 2012 was $2.3 million and $4.7 million, respectively. Other comprehensive income is fully attributable to the Jackson Subsidiary Guarantors, which are consolidated within Intelsat Jackson as well.

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2012

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents, net of restricted cash	$735	$41	$175,645	$143,602	$77,665	$(143,602)	$254,086
Restricted cash	—	—	—	—	118,032	—	118,032
Receivables, net of allowance	45	3	218,591	218,202	91,228	(218,202)	309,867
Deferred income taxes	—	—	23,812	23,812	2,115	(23,812)	25,927
Prepaid expenses and other current assets	—	12,531	27,824	27,567	22,171	(30,757)	59,336
Intercompany receivables	—	677	553,202	4,611,873	—	(5,165,752)	—

Total current assets	780	13,252	999,074	5,025,056	311,211	(5,582,125)	767,248

Satellites and other property and equipment, net	—	—	6,067,435	6,067,435	276,288	(6,084,281)	6,326,877
Goodwill	—	—	6,780,827	6,780,827	—	(6,780,827)	6,780,827
Non-amortizable intangible assets	—	—	2,458,100	2,458,100	—	(2,458,100)	2,458,100
Amortizable intangible assets, net	—	—	696,977	696,977	—	(696,977)	696,977
Investment in affiliates	(390,311)	5,086,782	207,758	207,758	10	(5,110,987)	1,010
Other assets	7,012	92,262	297,931	194,726	30,848	(188,498)	434,281

Total assets	$(382,519)	$5,192,296	$17,508,102	$21,430,879	$618,357	$(26,901,795)	$17,465,320

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,175	$—	$170,424	$169,629	$22,124	$(172,819)	$192,533
Accrued interest payable	3,830	227,953	132,810	1,235	874	(1,235)	365,467
Current portion of long-term debt	—	—	107,500	—	131,455	—	238,955
Deferred satellite performance incentives	—	—	16,792	16,792	1,432	(16,792)	18,224
Other current liabilities	—	—	148,854	131,065	22,581	(132,397)	170,103
Intercompany payables	495,055	—	—	—	58,823	(553,878)	—

Total current liabilities	502,060	227,953	576,380	318,721	237,289	(877,121)	985,282
Long-term debt, net of current portion	314,625	5,307,986	10,150,442	—	127,665	—	15,900,718
Deferred satellite performance incentives, net of current portion	—	—	118,020	118,020	2,495	(118,020)	120,515
Deferred revenue, net of current portion	—	—	803,320	803,320	8,462	(818,650)	796,452
Deferred income taxes	—	—	255,114	255,114	22,005	(248,918)	283,315
Accrued retirement benefits	—	—	289,437	289,437	—	(289,437)	289,437
Other long-term liabilities	—	45,811	228,607	160,745	9,128	(160,745)	283,546

Noncontrolling interest	—	—	—	—	5,412	—	5,412

Shareholder’s equity (deficit):
Ordinary shares	5,000	669,036	4,322,518	23,388	44	(5,014,986)	5,000
Other shareholder’s equity (deficit)	(1,204,204)	(1,058,490)	764,264	19,462,134	205,857	(19,373,918)	(1,204,357)

Total liabilities and shareholder’s equity (deficit)	$(382,519)	$5,192,296	$17,508,102	$21,430,879	$618,357	$(26,901,795)	$17,465,320

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents, net of restricted cash	$511	$908	$240,175	$237,906	$53,106	$(237,906)	$294,700
Restricted cash	—	—	—	—	94,131	—	94,131
Receivables, net of allowance	41	—	217,082	217,082	114,248	(217,082)	331,371
Deferred income taxes	—	—	23,944	23,944	2,114	(23,944)	26,058
Prepaid expenses and other current assets	551	16	27,985	27,949	15,216	(28,783)	42,934
Intercompany receivables	—	6,249	523,329	939,957	—	(1,469,535)	—

Total current assets	1,103	7,173	1,032,515	1,446,838	278,815	(1,977,250)	789,194

Satellites and other property and equipment, net	—	—	5,869,027	5,869,027	291,182	(5,886,505)	6,142,731
Goodwill	—	—	6,780,827	6,780,827	—	(6,780,827)	6,780,827
Non-amortizable intangible assets	—	—	2,458,100	2,458,100	—	(2,458,100)	2,458,100
Amortizable intangible assets, net	—	—	742,868	742,868	—	(742,868)	742,868
Investment in affiliates	(303,383)	5,177,292	218,048	218,048	10	(5,309,005)	1,010
Other assets	5,356	99,680	293,032	197,322	42,728	(191,442)	446,676

Total assets	$(296,924)	$5,284,145	$17,394,417	$17,713,030	$612,735	$(23,345,997)	$17,361,406

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,484	$(10)	$168,577	$168,126	$27,960	$(168,961)	$198,176
Accrued interest payable	3,831	227,953	126,646	932	906	(932)	359,336
Current portion of long-term debt	—	—	32,500	—	132,318	—	164,818
Deferred satellite performance incentives	—	—	16,339	16,339	1,376	(16,339)	17,715
Other current liabilities	—	—	121,327	118,131	21,074	(119,463)	141,069
Intercompany payables	487,031	—	—	—	42,547	(529,578)	—

Total current liabilities	493,346	227,943	465,389	303,528	226,181	(835,273)	881,114
Long-term debt, net of current portion	302,079	5,307,986	10,093,802	—	133,645	—	15,837,512
Deferred satellite performance incentives, net of current portion	—	—	110,982	110,982	2,992	(110,982)	113,974
Deferred revenue, net of current portion	—	—	731,560	731,560	8,850	(747,557)	724,413
Deferred income taxes	—	—	244,216	244,216	14,785	(238,036)	265,181
Accrued retirement benefits	—	—	305,902	305,902	—	(305,902)	305,902
Other long-term liabilities	—	49,673	265,274	184,237	8,136	(184,585)	322,735

Noncontrolling interest	—	—	—	—	3,024	—	3,024

Shareholder’s equity (deficit):
Ordinary shares	5,000	669,036	4,322,518	9,576,008	24	(14,567,586)	5,000
Other shareholder’s equity (deficit)	(1,097,349)	(970,493)	854,774	6,256,597	215,098	(6,356,076)	(1,097,449)

Total liabilities and shareholder’s equity (deficit)	$(296,924)	$5,284,145	$17,394,417	$17,713,030	$612,735	$(23,345,997)	$17,361,406

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2012

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated

Revenue	$—	$—	$571,440	$571,444	$177,032	$(681,248)	$638,668

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	64,066	84,593	145,045	(194,397)	99,307
Selling, general and administrative	1,006	6,279	34,282	33,772	11,854	(33,772)	53,421
Depreciation and amortization	—	—	178,879	161,775	10,065	(162,091)	188,628
Losses on derivative financial instruments	—	—	15,519	—	237	—	15,756

Total operating expenses	1,006	6,279	292,746	280,140	167,201	(390,260)	357,112

Income (loss) from operations	(1,006)	(6,279)	278,694	291,304	9,831	(290,988)	281,556
Interest (income) expense, net	15,661	152,660	154,231	(114,413)	4,139	114,413	326,691
Loss on early extinguishment of debt	—	—	(43,383)	—	—	—	(43,383)
Subsidiary income (loss)	(67,325)	93,986	6,068	6,068	—	(38,797)	—
Other income (expense), net	1	—	1,292	1,299	(2,866)	(1,632)	(1,906)

Income (loss) before income taxes	(83,991)	(64,953)	88,440	413,084	2,826	(445,830)	(90,424)
Benefit from income taxes	—	—	(5,546)	(5,546)	(1,251)	5,546	(6,797)

Net income (loss)	(83,991)	(64,953)	93,986	418,630	4,077	(451,376)	(83,627)
Net income attributable to noncontrolling interest	—	—	—	—	(382)	—	(382)

Net income (loss) attributable to Intelsat S.A.	$(83,991)	$(64,953)	$93,986	$418,630	$3,695	$(451,376)	$(84,009)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated

Revenue	$—	$—	$572,799	$572,800	$163,948	$(667,101)	$642,446

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	61,888	61,888	133,468	(156,185)	101,059
Selling, general and administrative	669	6,519	34,625	34,304	13,334	(34,304)	55,147
Depreciation and amortization	—	—	187,233	187,233	7,121	(187,233)	194,354
Losses on derivative financial instruments	—	—	17,801	—	2,721	—	20,522

Total operating expenses	669	6,519	301,547	283,425	156,644	(377,722)	371,082

Income (loss) from operations	(669)	(6,519)	271,252	289,375	7,304	(289,379)	271,364
Interest (income) expense, net	14,177	152,451	157,397	(2,936)	1,836	2,936	325,861
Loss on early extinguishment of debt	—	—	(157,953)	(128,991)	—	128,991	(157,953)
Subsidiary income (loss)	(198,418)	(36,137)	9,459	9,459	—	215,637	—
Loss from previously unconsolidated affiliates	—	—	(4,589)	(4,589)	—	4,589	(4,589)
Other income, net	—	—	1,215	1,217	2,176	(1,317)	3,291

Income (loss) before income taxes	(213,264)	(195,107)	(38,013)	169,407	7,644	55,585	(213,748)
Provision for (benefit from) income taxes	—	—	(1,876)	(1,876)	2,610	1,876	734

Net income (loss)	(213,264)	(195,107)	(36,137)	171,283	5,034	53,709	(214,482)
Net loss attributable to noncontrolling interest	—	—	—	—	1,114	—	1,114

Net income (loss) attributable to Intelsat S.A.	$(213,264)	$(195,107)	$(36,137)	$171,283	$6,148	$53,709	$(213,368)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated

Revenue	$—	$—	$1,136,571	$1,136,575	$358,691	$(1,348,999)	$1,282,838

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	131,576	152,103	285,163	(364,526)	204,316
Selling, general and administrative	2,055	12,705	64,668	63,698	24,960	(63,698)	104,388
Depreciation and amortization	—	—	356,108	339,004	20,023	(339,635)	375,500
Losses on derivative financial instruments	—	—	24,776	—	838	—	25,614

Total operating expenses	2,055	12,705	577,128	554,805	330,984	(767,859)	709,818

Income (loss) from operations	(2,055)	(12,705)	559,443	581,770	27,707	(581,140)	573,020
Interest (income) expense, net	31,160	305,259	293,002	(126,324)	8,701	126,324	638,122
Loss on early extinguishment of debt	—	—	(43,383)	—	—	—	(43,383)
Subsidiary income (loss)	(75,189)	248,034	11,678	11,678	—	(196,201)	—
Other income (expense), net	(1)	(1)	3,588	3,595	(1,922)	(4,262)	997

Income (loss) before income taxes	(108,405)	(69,931)	238,324	723,367	17,084	(907,927)	(107,488)
Provision for (benefit from) income taxes	—	—	(9,710)	(9,710)	10,101	9,726	407

Net income (loss)	(108,405)	(69,931)	248,034	733,077	6,983	(917,653)	(107,895)
Net income attributable to noncontrolling interest	—	—	—	—	(563)	—	(563)

Net income (loss) attributable to Intelsat S.A.	$(108,405)	$(69,931)	$248,034	$733,077	$6,420	$(917,653)	$(108,458)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated

Revenue	$—	$—	$1,142,766	$1,142,767	$326,914	$(1,329,813)	$1,282,634

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	—	126,105	126,105	267,020	(313,148)	206,082
Selling, general and administrative	1,594	12,845	66,766	66,190	25,541	(66,190)	106,746
Depreciation and amortization	—	—	375,061	375,061	14,295	(375,061)	389,356

(Gains) losses on derivative financial instruments	—	—	15,876	(4,461)	2,932	4,461	18,808

Total operating expenses	1,594	12,845	583,808	562,895	309,788	(749,938)	720,992

Income (loss) from operations	(1,594)	(12,845)	558,958	579,872	17,126	(579,875)	561,642
Interest expense, net	43,624	307,387	321,321	28,052	2,319	(28,052)	674,651
Loss on early extinguishment of debt	(78,960)	—	(247,223)	(218,259)	—	218,259	(326,183)
Subsidiary income (loss)	(304,684)	22,460	24,543	24,543	—	233,138	—
Loss from previously unconsolidated affiliates	—	—	(4,469)	(4,469)	—	4,469	(4,469)
Other income, net	—	—	1,099	1,099	6,169	(1,200)	7,167

Income (loss) before income taxes	(428,862)	(297,772)	11,587	354,734	20,976	(97,157)	(436,494)
Provision for (benefit from) income taxes	—	—	(10,873)	(10,873)	4,620	10,873	(6,253)

Net income (loss)	(428,862)	(297,772)	22,460	365,607	16,356	(108,030)	(430,241)
Net loss attributable to noncontrolling interest	—	—	—	—	1,275	—	1,275

Net income (loss) attributable to Intelsat S.A.	$(428,862)	$(297,772)	$22,460	$365,607	$17,631	$(108,030)	$(428,966)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated

Cash flows from operating activities:	$(11,362)	$(324,917)	$653,965	$389,995	$64,961	$(389,955)	$382,647

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	(471,475)	(471,475)	(5,286)	471,475	(476,761)
Repayment from (disbursements for) intercompany loans	—	—	8,888	(31,820)	—	22,932	—
Investment in subsidiaries	(4,203)	—	292	292	—	3,619	—
Dividend from affiliates	13,990	338,040	15,198	15,198	—	(382,426)	—

Net cash provided by (used in) investing activities	9,787	338,040	(447,097)	(487,805)	(5,286)	115,600	(476,761)

Cash flows from financing activities:
Repayments of long-term debt	—	—	(1,338,163)	—	(12,209)	—	(1,350,372)
Proceeds from issuance of long-term debt	—	—	1,471,000	—	—	—	1,471,000
Proceeds from (repayment of) intercompany borrowing	1,800	—	—	—	(10,688)	8,888	—
Debt issuance costs	—	—	(19,444)	—	—	—	(19,444)

Payment of premium on early retirement of debt	—	—	(39,475)	—	—	—	(39,475)
Principal payments on deferred satellite performance incentives	—	—	(6,907)	(6,907)	(441)	6,907	(7,348)
Capital contribution from parent	—	—	—	10,775	3,911	(14,686)	—
Dividends to shareholders	—	(13,990)	(338,040)	—	(15,198)	367,228	—
Capital contribution from noncontrolling interest	—	—	—	—	6,105	—	6,105
Dividends paid to noncontrolling interest	—	—	—	—	(4,673)	—	(4,673)

Net cash provided by (used in) financing activities	1,800	(13,990)	(271,029)	3,868	(33,193)	368,337	55,793

Effect of exchange rate changes on cash and cash equivalents	(1)	—	(369)	(362)	(1,923)	362	(2,293)

Net change in cash and cash equivalents	224	(867)	(64,530)	(94,304)	24,559	94,304	(40,614)
Cash and cash equivalents, beginning of period	511	908	240,175	237,906	53,106	(237,906)	294,700

Cash and cash equivalents, end of period	$735	$41	$175,645	$143,602	$77,665	$(143,602)	$254,086

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated

Cash flows from operating activities:	$(30,136)	$(255,417)	$744,129	$769,167	$(20,007)	$(764,575)	$443,161

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	(365,287)	(365,287)	(47,736)	365,600	(412,710)
Repayment from intercompany loans	—	—	—	1,479	787	(2,266)	—
Capital contributions to previously unconsolidated affiliates	—	—	(6,105)	(6,105)	—	6,105	(6,105)
Investment in subsidiaries	(3,100)	—	—	(4,661)	—	7,761	—
Dividend from affiliates	550,844	797,373	13,175	13,175	—	(1,374,567)	—
Other investing activities	—	—	2,261	2,261	—	(2,261)	2,261

Net cash provided by (used in) investing activities	547,744	797,373	(355,956)	(359,138)	(46,949)	(999,628)	(416,554)

Cash flows from financing activities:
Repayments of long-term debt	(485,841)	—	(5,629,053)	(5,289,423)	—	5,289,423	(6,114,894)
Proceeds from issuance of long-term debt	—	—	5,883,750	—	35,173	—	5,918,923
Proceeds from (repayment of) intercompany borrowing	—	—	(787)	112,419	—	(111,632)	—
Debt issuance costs	—	—	(69,307)	—	—	—	(69,307)
Payment of premium on early retirement of debt	(36,770)	—	(134,277)	(108,163)	—	108,163	(171,047)
Principal payments on deferred satellite performance incentives	—	—	(6,685)	(6,685)	(206)	6,685	(6,891)
Capital contribution from parent	—	—	—	4,993,408	7,761	(5,001,169)	—
Dividends to shareholders	—	(550,844)	(797,373)	(405,170)	(13,175)	1,766,562	—
Noncontrolling interest in New Dawn	—	—	—	—	1,558	—	1,558

Net cash provided by (used in) financing activities	(522,611)	(550,844)	(753,732)	(703,614)	31,111	2,058,032	(441,658)

Effect of exchange rate changes on cash and cash equivalents	—	(1)	—	(244)	4,165	—	3,920

Net change in cash and cash equivalents	(5,003)	(8,889)	(365,559)	(293,829)	(31,680)	293,829	(411,131)
Cash and cash equivalents, beginning of period	7,315	10,017	595,472	468,867	80,126	(468,867)	692,930

Cash and cash equivalents, end of period	$2,312	$1,128	$229,913	$175,038	$48,446	$(175,038)	$281,799

(Certain totals may not add due to the effects of rounding)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

2012 Intelsat Jackson Notes Offering, Tender Offers and Redemptions

On April 26, 2012, Intelsat Jackson completed an offering of $1.2 billion aggregate principal amount of its 7 1/4% Senior Notes due 2020 (the “2020 Jackson Notes”). Intelsat Jackson had previously issued $1.0 billion aggregate principal amount of the 2020 Jackson Notes on September 30, 2010. The net proceeds from the 2012 offering were used by Intelsat Jackson to repurchase $49.5 million aggregate principal amount of Intelsat Jackson’s outstanding 9  1/2% Senior Notes due 2016 (the “2016 Jackson 9 1/2% Notes”) and $10.1 million aggregate principal amount of Intelsat Jackson’s 11  1/4% Senior Notes due 2016 (the “2016 Jackson 11 1/4% Notes”) in tender offers launched on April 12, 2012 and completed on May 10, 2012. On June 15, 2012, Intelsat Jackson redeemed the remaining $652.4 million aggregate principal amount outstanding of the 2016 Jackson 9 1/2% Notes and an additional $434.9 million aggregate principal amount of the 2016 Jackson 11  1/4% Notes.

In connection with these tender offers and redemptions, we recognized a loss on early extinguishment of debt of $43.4 million in the second quarter of 2012, consisting of the difference between the carrying value of the aggregate debt repurchased or redeemed and the total cash amount paid (including related fees), and a write-off of unamortized debt premium and debt issuance costs.

Results of Operations

Three Months Ended June 30, 2011 and 2012

The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

			Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2012
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2012	Increase (Decrease)	Percentage Change
Revenue	$642,446	$638,668	$(3,778)	(1)%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	101,059	99,307	(1,752)	(2)
Selling, general and administrative	55,147	53,421	(1,726)	(3)
Depreciation and amortization	194,354	188,628	(5,726)	(3)
Losses on derivative financial instruments	20,522	15,756	(4,766)	(23)

Total operating expenses	371,082	357,112	(13,970)	(4)

Income from operations	271,364	281,556	10,192	4
Interest expense, net	325,861	326,691	830	—
Loss on early extinguishment of debt	(157,953)	(43,383)	114,570	73

Loss from previously unconsolidated affiliates	(4,589)	—	4,589	NM
Other income (expense), net	3,291	(1,906)	(5,197)	NM

Loss before income taxes	(213,748)	(90,424)	123,324	58
Provision for (benefit from) income taxes	734	(6,797)	(7,531)	NM

Net loss	(214,482)	(83,627)	130,855	61%
Net (income) loss attributable to noncontrolling interest	1,114	(382)	(1,496)	NM

Net loss attributable to Intelsat S.A.	$(213,368)	$(84,009)	$129,359	61%

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

The following table sets forth our comparative revenue by service type, with Off-Network and Other Revenues shown separately from On-Network Revenues, for the periods shown (in thousands, except percentages):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2012	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$474,722	$480,803	$6,081	1%
Managed services	70,350	67,205	(3,145)	(4)
Channel	26,723	23,461	(3,262)	(12)

Total on-network revenues	571,795	571,469	(326)	(0)
Off-Network and Other Revenues
Transponder, MSS and other off-network services	56,679	55,388	(1,291)	(2)
Satellite-related services	13,972	11,811	(2,161)	(15)

Total off-network and other revenues	70,651	67,199	(3,452)	(5)

Total	$642,446	$638,668	$(3,778)	(1)%

Total revenue for the three months ended June 30, 2012 decreased by $3.8 million, or 1%, as compared to the three months ended June 30, 2011. By service type, our revenues increased or decreased due to the following:

On-Network Revenues:

•

Transponder services—an aggregate increase of $6.1 million, primarily due to a $10.0 million increase in revenue from growth in capacity sold to media customers mainly in the Latin America and Caribbean, the Europe and the Asia-Pacific regions, as well as a $1.3 million increase in revenue from capacity sold by our Intelsat General business, partially offset by an aggregate $5.2 million decrease in revenue from network services customers, reflecting a decline in the Europe region for services in Africa, but an increase in the Latin America and Caribbean region.

•

Managed services—an aggregate decrease of $3.1 million, largely due to a decrease in revenue from network services customers for international trunking primarily in Africa, a trend which we expect will continue due to the migration of services in this region to fiber optic cable.

•

Channel—an aggregate decrease of $3.3 million related to a continued decline from the migration of international point-to-point satellite traffic to fiber optic cable, a trend which we expect will continue.

Off-Network and Other Revenues:

•

Transponder, MSS and other off-network services—an aggregate decrease of $1.3 million, primarily due to declines of $1.8 million in mobile satellite services (“MSS”) revenue and $2.5 million in off-network transponder services for network services and media customers. The decreases were partially offset by a $2.9 million increase in off-network transponder services related to contracts being implemented by our Intelsat General business.

•

Satellite-related services—an aggregate decrease of $2.2 million, primarily due to lower professional fees earned for providing government professional services and flight operations support for third-party satellites as compared to the second quarter of 2011.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue decreased by $1.8 million, or 2%, to $99.3 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The decrease was primarily due to a $3.1 million decline in costs attributable to purchases of off-network FSS capacity services and other third party services and a $1.5 million reduction in the cost of MSS capacity purchased related to solutions sold by our Intelsat General business, partially offset by a net increase of $2.8 million in staff related and other miscellaneous expenses.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $1.7 million, or 3%, to $53.4 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The decrease was primarily due to $1.9 million of lower professional fees and $1.5 million of lower non-cash stock compensation costs associated with the amended and restated Intelsat Global, Ltd. 2008 Share Incentive Plan (the “2008 Share Plan”), partially offset by a $1.7 million increase in bad debt expense.

Depreciation and Amortization

Depreciation and amortization expense decreased by $5.7 million, or 3%, to $188.6 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This decrease was primarily due to the following:

•	a net decrease of $8.4 million in depreciation expense due to the timing of certain satellites becoming fully depreciated and changes in estimated remaining useful lives of certain satellites;

•	a decrease of $4.5 million in depreciation expense due to the timing of ground and other assets placed in service or becoming fully depreciated; and

•

a decrease of $3.4 million in amortization expense primarily due to changes in the expected pattern of consumption of amortizable intangible assets as these assets primarily include acquired backlog, which relates to contracts covering varying time periods that expire over time, and acquired customer relationships for which the value diminishes over time; partially offset by

•	an increase of $11.0 million in depreciation expense resulting from the impact of satellites placed into service during 2011 and the first quarter of 2012.

Losses on Derivative Financial Instruments

Losses on derivative financial instruments were $15.8 million for the three months ended June 30, 2012 compared to $20.5 million for the three months ended June 30, 2011. The losses on derivative financial instruments are related to the net loss on our interest rate swaps, which reflects interest expense accrued on the interest rate swaps as well as the change in fair value.

Interest Expense, Net

Interest expense, net consists of the gross interest expense we incur less the amount of interest we capitalize related to capital assets under construction and less interest income earned. As of June 30, 2012, we also held interest rate swaps with an aggregate notional amount of $2.3 billion to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities. The swaps have not been designated as hedges for accounting purposes. Interest expense, net increased by $0.8 million to $326.7 million for the three months ended June 30, 2012, as compared to $325.9 million for the three months ended June 30, 2011. The increase in interest expense, net was principally due to the following:

•

a net increase of $9.7 million in interest expense, principally reflecting $11.3 million of higher interest expense resulting from the period during which the newly issued 2020 Jackson Notes were outstanding but the 2016 Jackson 9 1/2% Notes and the 2016 Jackson 11 1/4% Notes had not been fully redeemed or repurchased in our 2012 notes refinancing (see—Liquidity and Capital Resources—Long-Term Debt—2012 Intelsat Jackson Notes Offering, Tender Offers and Redemptions); partially offset by

•

a decrease of $5.1 million in interest expense resulting from our refinancing transactions, redemptions and offerings in 2011 (see—Liquidity and Capital Resources—Long-Term Debt—2011 Debt Transactions); and

•	a decrease of $4.9 million from higher capitalized interest resulting from increased levels of satellites and related assets under construction.

Non-cash items in total interest expense, net were $18.6 million for the three months ended June 30, 2012 and included $4.0 million of payment-in-kind interest expense and $14.6 million primarily associated with the amortization of deferred financing fees incurred as a result of new or refinanced debt and the amortization and accretion of discounts and premiums.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $43.4 million for the three months ended June 30, 2012 as compared to $158.0 million for the three months ended June 30, 2011. The 2012 loss related to the repayment of debt in connection with the 2012 Intelsat Jackson tender offers and redemptions (see Liquidity and Capital Resources—Long-Term Debt—2012 Intelsat Jackson Notes Offering, Tender Offers and Redemptions). In the three months ended June 30, 2012, Intelsat Jackson repurchased or redeemed $1,146.9 million of its debt for $1,186.2 million, excluding accrued and unpaid interest and related fees of $57.7 million. The loss of $43.4 million was primarily driven by a $39.5 million difference between the carrying value of the debt repurchased or redeemed and the total cash amount paid (including related fees), together with a write-off of $3.9 million of unamortized debt premium and debt issuance costs.

The 2011 loss on early extinguishment of debt of $158.0 million related to the repayment of debt in connection with the 2011 refinancings, redemptions and tender offers (see Liquidity and Capital Resources—Long-Term Debt—2011 Debt Transactions). In April and May 2011, we redeemed or repurchased $2,527.0 million of Intelsat Sub Holdco, Intelsat Jackson and Intermediate Holdco notes for $2,604.4 million, excluding accrued and unpaid interest of $58.1 million. The loss of $158.0 million was driven by a $77.4 million difference between the carrying value of the debt repurchased or redeemed and the total cash amount paid (including related fees), together with a write-off of $80.6 million of unamortized debt discounts and debt issuance costs.

Loss from Previously Unconsolidated Affiliates

Loss from previously unconsolidated affiliates was $4.6 million for the three months ended June 30, 2011 with no comparable amount for the three months ended June 30, 2012, due to the consolidation of the Horizons Holdings joint venture on September 30, 2011 (see Note 6(a)—Investments—Horizons Holdings).

Other Income (Expense), Net

Other expense, net was $1.9 million for the three months ended June 30, 2012 as compared to other income, net of $3.3 million for the three months ended June 30, 2011. The decrease was primarily due to a $3.3 million exchange rate loss during the three months ended June 30, 2012, as compared to a $2.0 million exchange rate gain for the three months ended June 30, 2011, primarily related to our business conducted in Brazilian reais and euros. The 2012 exchange rate loss is partially offset by $1.4 million in miscellaneous other income.

Provision for (Benefit from) Income Taxes

Our benefit from income taxes was $6.8 million for the three months ended June 30, 2012 as compared to a provision for income taxes of $0.7 million for the three months ended June 30, 2011. The difference was principally due to higher pre-tax losses in certain taxable jurisdictions.

Cash paid for income taxes, net of refunds, totaled $7.4 million and $4.2 million for the three months ended June 30, 2011 and 2012, respectively.

Six Months Ended June 30, 2011 and 2012

The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

			Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2012
	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012	Increase (Decrease)	Percentage Change
Revenue	$1,282,634	$1,282,838	$204	—%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	206,082	204,316	(1,766)	(1)
Selling, general and administrative	106,746	104,388	(2,358)	(2)
Depreciation and amortization	389,356	375,500	(13,856)	(4)
Losses on derivative financial instruments	18,808	25,614	6,806	36

Total operating expenses	720,992	709,818	(11,174)	(2)

Income from operations	561,642	573,020	11,378	2
Interest expense, net	674,651	638,122	(36,529)	(5)
Loss on early extinguishment of debt	(326,183)	(43,383)	282,800	87

Loss from previously unconsolidated affiliates	(4,469)	—	4,469	NM
Other income, net	7,167	997	(6,170)	(86)

Loss before income taxes	(436,494)	(107,488)	329,006	75
Provision for (benefit from) income taxes	(6,253)	407	6,660	NM

Net loss	(430,241)	(107,895)	322,346	75%
Net (income) loss attributable to noncontrolling interest	1,275	(563)	(1,838)	NM

Net loss attributable to Intelsat S.A.	$(428,966)	$(108,458)	$320,508	75%

The following table sets forth our comparative revenue by service type, with Off-Network and Other Revenues shown separately from On-Network Revenues, for the periods shown (in thousands, except percentages):

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$942,005	$960,762	$18,757	2%
Managed services	141,297	133,177	(8,120)	(6)
Channel	54,019	47,281	(6,738)	(12)

Total on-network revenues	1,137,321	1,141,220	3,899	0
Off-Network and Other Revenues
Transponder, MSS and other off-network services	116,148	119,822	3,674	3
Satellite-related services	29,165	21,796	(7,369)	(25)

Total off-network and other revenues	145,313	141,618	(3,695)	(3)

Total	$1,282,634	$1,282,838	$204	0%

Total revenue for the six months ended June 30, 2012 increased by $0.2 million as compared to the six months ended June 30, 2011. By service type, our revenues increased or decreased due to the following:

On-Network Revenues:

•

Transponder services—an aggregate increase of $18.8 million, primarily due to a $22.5 million increase in revenue from growth in capacity sold to media customers mainly in the Latin America and Caribbean, the Europe, the Asia-Pacific and the North America regions, as well as a $5.1 million increase in revenue from capacity sold by our Intelsat General business, partially offset by an aggregate $8.8 million decrease in revenue from network services customers, reflecting a decline in the Europe region for services in Africa, but an increase in the Latin America and Caribbean region.

•

Managed services—an aggregate decrease of $8.1 million, largely due to a decrease in revenue from network services customers for international trunking primarily in Africa, a trend which we expect will continue due to the migration of services in this region to fiber optic cable.

•

Channel—an aggregate decrease of $6.7 million related to a continued decline from the migration of international point-to-point satellite traffic to fiber optic cable, a trend which we expect will continue.

Off-Network and Other Revenues:

•

Transponder, MSS and other off-network services—an aggregate increase of $3.7 million, primarily due to an increase of $7.4 million in off-network transponder services revenue largely related to contracts being implemented by our Intelsat General business and a $5.0 million increase in customer premises equipment revenue, partially offset by a $4.8 million decline in off-network transponder and media services revenue and a $3.9 million decrease in MSS revenue.

•

Satellite-related services—an aggregate decrease of $7.4 million, primarily due to lower professional fees earned for providing government professional services and flight operations support for third-party satellites as compared to the six months ended June 30, 2011.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue decreased by $1.8 million, or 1%, to $204.3 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The decline was primarily due to a net $5.8 million decrease in costs related to earth station operations and costs attributable to purchases of off-network FSS capacity and other third party services and a $3.3 million decrease in the cost of MSS capacity purchased related to solutions sold by our Intelsat General business, partially offset by a $3.9 million increase in costs of equipment and a net $3.4 million increase in staff related and other miscellaneous expenses.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $2.4 million, or 2%, to $104.4 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The decrease was primarily due to a $5.9 million decrease in professional fees and $2.5 million of lower non-cash stock compensation costs associated with the 2008 Share Plan, partially offset by a $3.9 million increase in bad debt expense and a net $2.1 million increase in staff related and other miscellaneous expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased by $13.9 million, or 4%, to $375.5 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This decrease was primarily due to the following:

•	a net decrease of $18.3 million in depreciation expense due to the timing of certain satellites becoming fully depreciated and changes in estimated remaining useful lives of certain satellites;

•	a decrease of $9.7 million in depreciation expense due to the timing of ground and other assets placed in service or becoming fully depreciated; and

•

a decrease of $6.8 million in amortization expense primarily due to changes in the expected pattern of consumption of amortizable intangible assets as these assets primarily include acquired backlog, which relates to contracts covering varying time periods that expire over time, and acquired customer relationships for which the value diminishes over time; partially offset by

•	an increase of $21.3 million in depreciation expense resulting from the impact of satellites placed into service during 2011 and the first quarter of 2012.

Losses on Derivative Financial Instruments

Losses on derivative financial instruments were $25.6 million for the six months ended June 30, 2012 compared to $18.8 million for the six months ended June 30, 2011. The losses on derivative financial instruments related to the net loss on our interest rate swaps, which reflects interest expense accrued on the interest rate swaps as well as the change in fair value.

Interest Expense, Net

Interest expense, net decreased by $36.5 million, or 5%, to $638.1 million for the six months ended June 30, 2012 as compared to $674.7 million for the six months ended June 30, 2011. The decrease in interest expense, net was principally due to the following:

•

a net decrease of $35.6 million in interest expense resulting from our refinancing transactions, redemptions and offerings in 2011 (see—Liquidity and Capital Resources—Long-Term Debt—2011 Debt Transactions);

•	a decrease of $10.1 million from higher capitalized interest resulting from increased levels of satellites and related assets under construction; partially offset by

•

a net increase of $9.7 million in interest expense, principally reflecting $11.3 million of higher interest expense resulting from the period during which the newly issued 2020 Jackson Notes were outstanding but the 2016 Jackson 9 1/2% Notes and the 2016 Jackson 11 1/4% Notes had not been fully redeemed or repurchased in our 2012 notes refinancing (see—Liquidity and Capital Resources—Long-Term Debt – 2012 Intelsat Jackson Notes Offering, Tender Offers and Redemptions).

Non-cash items in interest expense, net were $34.0 million for the six months ended June 30, 2012 and included $5.0 million of payment-in-kind interest expense and $29.0 million primarily associated with the amortization of deferred financing fees incurred as a result of new or refinanced debt and the amortization and accretion of discounts and premiums.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $43.4 million for the six months ended June 30, 2012 as compared to $326.2 million for the six months ended June 30, 2011. The 2012 loss related to the repayment of debt in connection with the 2012 Intelsat Jackson tender offers and redemptions (see Liquidity and Capital Resources—Long-Term Debt—2012 Intelsat Jackson Notes Offering, Tender Offers and Redemptions). In the three months ended June 30, 2012, Intelsat Jackson repurchased or redeemed $1,146.9 million of its debt for $1,186.2 million, excluding accrued and unpaid interest and related fees of $57.7 million. The loss of $43.4 million was primarily driven by a $39.5 million difference between the carrying value of the debt repurchased or redeemed and the total cash amount paid (including related fees), together with a write-off of $3.9 million of unamortized debt premium and debt issuance costs.

The 2011 loss on early extinguishment of debt of $326.2 million related to the repayment of debt in connection with the 2011 refinancings, redemptions and tender offers (see Liquidity and Capital Resources—Long-Term Debt—2011 Debt Transactions). In January 2011, we repurchased $2,849.3 million of Intelsat Corp and Intelsat Sub Holdco debt for $2,906.1 million, excluding accrued and unpaid interest and related fees of $8.7 million. In March 2011, we redeemed $710.8 million of Intelsat S.A. and Intelsat Sub Holdco debt for $747.6 million, excluding $19.1 million of accrued and unpaid interest. In April and May 2011, we redeemed or repurchased $2,527.0 million of Intelsat Sub Holdco, Intelsat Jackson and Intermediate Holdco notes for $2,604.4 million, excluding accrued and unpaid interest of $58.1 million. The loss of $326.2 million was driven by a $171.1 million difference between the carrying value of the debt repurchased, redeemed or repaid and the total cash amount paid (including related fees), together with a write-off of $155.1 million of unamortized debt discounts and debt issuance costs.

Loss from Previously Unconsolidated Affiliates

Loss from previously unconsolidated affiliates was $4.5 million for the six months ended June 30, 2011 with no comparable amount for the six months ended June 30, 2012, due to the consolidation of the Horizons Holdings joint venture on September 30, 2011 (see Note 6(a)—Investments—Horizons Holdings).

Other Income, Net

Other income, net was $1.0 million for the six months ended June 30, 2012 as compared to $7.2 million for the six months ended June 30, 2011. The decrease was primarily due to a $2.3 million exchange rate loss during the six months ended June 30, 2012, as compared to a $3.9 million exchange rate gain for the six months ended June 30, 2011. The 2012 exchange rate loss is offset by $3.3 million in miscellaneous other income.

Provision for (Benefit from) Income Taxes

Our provision for income taxes was $0.4 million for the six months ended June 30, 2012 as compared to a benefit from income taxes of $6.3 million for the six months ended June 30, 2011. The difference was principally due to a release of withholding tax liabilities resulting from certain sales in the Asia-Pacific region as well as the refinancing expenses and changes in the balance of deferred taxes as a result of a 2011 reorganization, both recorded in the three months ended March 31, 2011, and due to a 2012 internal subsidiary merger which caused a remeasurement of our deferred taxes in the three months ended March 31, 2012.

Cash paid for income taxes, net of refunds, totaled $14.8 million and $18.2 million for the six months ended June 30, 2011 and 2012, respectively.

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

A reconciliation of net loss to EBITDA for the periods shown is as follows (in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2012	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012
Net loss	$(214,482)	$(83,627)	$(430,241)	$(107,895)
Add (Subtract):
Interest expense, net	325,861	326,691	674,651	638,122
Loss on early extinguishment of debt	157,953	43,383	326,183	43,383
Provision for (benefit from) income taxes	734	(6,797)	(6,253)	407
Depreciation and amortization	194,354	188,628	389,356	375,500

EBITDA	$464,420	$468,278	$953,696	$949,517

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

A reconciliation of net loss to Intelsat S.A. EBITDA and Intelsat S.A. EBITDA to Intelsat S.A. Adjusted EBITDA is as follows (in thousands):

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012
Net loss	$(430,241)	$(107,895)

Add (Subtract):
Interest expense, net	674,651	638,122
Loss on early extinguishment of debt	326,183	43,383
Provision for (benefit from) income taxes	(6,253)	407
Depreciation and amortization	389,356	375,500

Intelsat S.A. EBITDA	953,696	949,517

Add (Subtract):
Compensation and benefits (1)	4,857	3,538
Management fees (2)	12,433	12,531
Loss from previously unconsolidated affiliates (3)	4,469	—
Losses on derivative financial instruments (4)	18,808	25,614
Non-recurring and other non-cash items (5)	6,230	(2,483)

Intelsat S.A. Adjusted EBITDA (6)	$1,000,493	$988,717

(1)	Reflects non-cash expenses incurred relating to our equity compensation plans and a portion of the expenses related to our defined benefit retirement plan and other postretirement benefits.
(2)	Reflects expenses incurred in connection with the monitoring fee agreement with BC Partners Limited and Silver Lake Management Company III, L.L.C. to provide certain monitoring, advisory and consulting services to our subsidiaries.
(3)	Represents gains and losses under the equity method of accounting relating to our investment in Horizons Holdings prior to the consolidation of Horizons Holdings on September 30, 2011.
(4)

Represents (i) the changes in the fair value of the undesignated interest rate swaps, (ii) the difference between the amount of floating rate interest we receive and the amount of fixed-rate interest we pay under such swaps and (iii) the change in the fair value of our put option embedded derivative related to Intelsat Sub Holdco’s 8 7/8% Senior Notes due 2015, Series B (the “2015 Intelsat Sub Holdco Notes, Series B”), all of which are recognized in operating income.

(5)	Reflects certain non-recurring gains and losses and non-cash items, including costs associated with the 2011 Reorganization and expense for services on the Galaxy13/Horizons-1 and Horizons-2 satellites prior to the consolidation of Horizons Holdings, partially offset by non-cash income related to the settlement of a dispute concerning our investment in WildBlue Communications, Inc. and non-cash income related to the recognition of deferred revenue on a straight-line basis of certain prepaid capacity contracts.
(6)	Approximately $7.8 million of the Intelsat S.A. Adjusted EBITDA for the six months ended June 30, 2012 was attributable to our New Dawn Satellite Company Ltd. (“New Dawn”) subsidiary.

Liquidity and Capital Resources

Overview

We are a highly leveraged company and our contractual obligations, commitments and debt service requirements over the next several years are significant. At June 30, 2012, our total indebtedness was $16.1 billion. Our interest expense for the six months ended

June 30, 2012 was $638.1 million, which included $34.0 million of non-cash interest expense. We also expect to make significant capital expenditures in 2012 and future years, as set forth below in —Capital Expenditures. Our primary source of liquidity is and will continue to be cash generated from operations as well as existing cash. At June 30, 2012, cash and cash equivalents were approximately $254.1 million, excluding restricted cash of $118.0 million relating to proceeds received from a New Dawn insurance claim, which we subsequently used to prepay New Dawn debt in July 2012 in accordance with the terms of an agreement entered into with New Dawn’s lenders (see Note 8—Long-Term Debt—New Dawn Credit Facilities). In addition, Intelsat Jackson had $75.0 million outstanding under its $500.0 million revolving credit facility and an additional $387.3 million of available borrowing capacity (net of $37.7 million of letters of credit outstanding) under that revolving credit facility at June 30, 2012.

We currently expect to use cash on hand, cash flows from operations and borrowings under our senior secured revolving credit facility to fund our most significant cash outlays, including debt service requirements and capital expenditures, in the next twelve months and beyond, and expect such sources to be sufficient to fund our requirements over that time and beyond. In past years, our cash flows from operations and cash on hand have been sufficient to fund our interest expense obligations ($1.38 billion and $1.31 billion in 2010 and 2011, respectively) and significant capital expenditures ($982.1 million and $844.7 million in 2010 and 2011, respectively). Additionally we have been able to refinance significant portions of our debt at favorable rates and on favorable terms. Total capital expenditures are expected to range from $775 million to $850 million in 2012, $550 million to $625 million in 2013 and $525 million to $600 million in 2014. In addition, we expect to receive significant customer prepayments under our customer service contracts. Significant prepayments received in the first half of 2012 totaled $115.9 million. Prepayments are currently expected to range from $150 million to $200 million in 2012, $150 million to $200 million in 2013 and $100 million to $150 million in 2014. However, an inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial position, results of operations and cash flows, as well as on our and our subsidiaries’ ability to satisfy their obligations in respect of their respective debt. We also continually evaluate ways to simplify our capital structure and opportunistically extend our maturities and reduce our costs of debt. In addition, we may from time to time retain any future earnings to purchase, repay, redeem or retire any of our outstanding debt securities in privately negotiated or open market transactions, by tender offer or otherwise.

In July 2012, Intelsat Global Service LLC, our indirect subsidiary, entered into an agreement to sell our U.S. administrative headquarters office building in Washington, D.C. (the “U.S. Administrative Headquarters Property”), and to assign our Amended and Restated Lease Agreement with the U.S. Government (the “Ground Lessor”) relating to the U.S. Administrative Headquarters Property to the purchaser, for a purchase price of $85.0 million in cash (the “U.S. Administrative Headquarters Sale”). Upon the closing of the U.S. Administrative Headquarters Sale, we expect to enter into an agreement under which we will temporarily lease from the purchaser a portion of the U.S. Administrative Headquarters Property. The closing of the U.S. Administrative Headquarters Sale is contingent upon the Ground Lessor’s approval, together with other customary closing conditions. We expect to use the proceeds from the U.S. Administrative Headquarters Sale for general corporate purposes, which could include prepayment of existing debt.

Cash Flow Items

Our cash flows consisted of the following for the periods shown (in thousands):

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012
Net cash provided by operating activities	$443,161	$382,647
Net cash used in investing activities	(416,554)	(476,761)
Net cash provided by (used in) financing activities	(441,658)	55,793
Net change in cash and cash equivalents	(411,131)	(40,614)

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased by $60.5 million during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. During the six months ended June 30, 2012, cash flows from operating activities reflected an $87.9 million cash inflow related to deferred revenue for amounts received from customers for long-term service contracts, partially offset by a $28.5 million cash outflow related to accounts payable and accrued liabilities largely due to tax and staff related payments and a $16.5 million cash outflow related to accrued retirement benefits due to employer contributions to our retirement plan.

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $60.2 million during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This increase in investing cash outflow was primarily related to an increase in capital expenditures of $64.1 million in 2012.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities increased by $497.5 million during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, from a cash outflow of $441.7 million in 2011 to a cash inflow of $55.8 million in 2012. During the six months ended June 30, 2012, cash flows from financing activities reflected the 2012 Intelsat Jackson notes offering and the 2012 Intelsat Jackson tender offers and redemptions, as discussed in—2012 Intelsat Jackson Notes Offering, Tender Offers and Redemptions below. Net cash used in financing activities during the six months ended June 30, 2012 also included a $39.5 million payment of a premium related to the debt transactions noted above and $19.4 million of debt issuance costs related to these debt transactions.

Long-Term Debt

Senior Secured Credit Facilities

On January 12, 2011, Intelsat Jackson, a wholly-owned subsidiary of Intelsat S.A., entered into the Intelsat Jackson Secured Credit Agreement, which includes a $3.25 billion term loan facility maturing in April 2018 and a $500.0 million revolving credit facility with a five year maturity, and borrowed the full $3.25 billion under the term loan facility. The term loan facility requires regularly scheduled quarterly payments of principal equal to 0.25% of the original principal amount of the term loan beginning six months after January 12, 2011, with the remaining unpaid amount due and payable at maturity on April 2, 2018. Up to $350.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $70.0 million of the revolving credit facility is available for swingline loans. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. The revolving credit facility is available for five years on a revolving basis. Intelsat Jackson is required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, at a rate per annum of 0.375%. As of June 30, 2012, Intelsat Jackson had $75.0 million outstanding under its revolving credit facility and $387.3 million (net of standby letters of credit) of availability remaining thereunder.

The Intelsat Jackson Secured Credit Agreement includes two financial covenants. Intelsat Jackson must maintain a consolidated secured debt to consolidated EBITDA ratio of less than or equal to 3.50 to 1.00 at the end of each fiscal quarter as well as a consolidated EBITDA to consolidated interest expense ratio of greater than or equal to 1.75 to 1.00 at the end of each fiscal quarter, in each case as such financial measures are defined in the Intelsat Jackson Secured Credit Agreement. Intelsat Jackson was in compliance with these financial maintenance covenant ratios with a consolidated secured debt to consolidated EBITDA ratio of 1.54 to 1.00 and a consolidated EBITDA to consolidated interest expense ratio of 2.77 to 1.00 as of June 30, 2012. In the event Intelsat Jackson were to fail to comply with these financial maintenance covenant ratios and were unable to obtain waivers, Intelsat Jackson would default under the Intelsat Jackson Secured Credit Agreement, and the lenders under the Intelsat Jackson Secured Credit Agreement could accelerate our obligations thereunder, which would result in an event of default under our existing notes and the Intelsat Jackson senior unsecured credit agreements.

New Dawn Credit Facilities

On December 5, 2008, New Dawn entered into a $215.0 million secured financing arrangement with an eight-year maturity that consists of senior and mezzanine term loan facilities. The credit facilities are non-recourse to New Dawn’s shareholders, including us and our wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions. As of June 30, 2012, New Dawn had aggregate outstanding borrowings of $197.6 million under its credit facilities. In July 2012, New Dawn entered into an agreement with its lenders to use the New Dawn insurance proceeds held as restricted cash to prepay certain of its debt obligations, along with associated interest and fees. Subsequent to this prepayment, New Dawn had aggregate outstanding borrowings of $83.9 million under its debt agreements. During the six months ended June 30, 2012, New Dawn revenue was $15.4 million and approximately $7.8 million of the Intelsat S.A. Adjusted EBITDA was attributable to New Dawn.

Intelsat Luxembourg Senior PIK Election Notes due 2017

In August 2012, we made an election to pay interest on the Intelsat Luxembourg Senior PIK Election Notes due 2017 entirely in cash for the interest period August 15, 2012 through February 15, 2013. For the interest periods beginning February 16, 2013, we are required to make all interest payments in cash.

2012 Intelsat Jackson Notes Offering, Tender Offers and Redemptions

On April 26, 2012, Intelsat Jackson completed an offering of $1.2 billion aggregate principal amount of the 2020 Jackson Notes. Intelsat Jackson had previously issued $1.0 billion aggregate principal amount of the 2020 Jackson Notes on September 30, 2010. The net proceeds from the 2012 offering were used by Intelsat Jackson to repurchase $49.5 million aggregate principal amount of the 2016 Jackson 9 1/2% Notes and $10.1 million aggregate principal amount of the 2016 Jackson 11 1/4% Notes in tender offers launched on

April 12, 2012 and completed on May 10, 2012. On June 15, 2012, Intelsat Jackson redeemed the remaining $652.4 million aggregate principal amount outstanding of the 2016 Jackson 9 1/2% Notes and an additional $434.9 million aggregate principal amount of the 2016 Jackson 11 1/4% Notes.

In connection with these tender offers and redemptions, we recognized a loss on early extinguishment of debt of $43.4 million in the second quarter of 2012, consisting of the difference between the carrying value of the aggregate debt repurchased or redeemed and the total cash amount paid (including related fees), and a write-off of unamortized debt premium and debt issuance costs.

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

2011 Intelsat Jackson Notes Offering, Tender Offers and Redemptions

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

Contracted Backlog

We have historically had and currently have a substantial contracted backlog, which provides some assurance regarding our future revenue expectations. Contracted backlog is our expected future revenue under customer contracts, and includes both cancelable and non-cancelable contracts. Approximately 87% of our total contracted backlog as of June 30, 2012 related to contracts that were non-cancelable and approximately 10% related to contracts that were cancelable subject to substantial termination fees. In certain cases of breach for non-payment or customer bankruptcy, we may not be able to recover the full value of certain contracts or termination fees. Our contracted backlog includes 100% of the backlog of our consolidated ownership interests, which is consistent with the accounting for our ownership interests in these entities. Our contracted backlog was approximately $10.6 billion as of June 30, 2012. This backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

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

Payments for satellites and other property and equipment during the six months ended June 30, 2012 were $476.8 million. In March 2012, IS-22 was successfully launched into orbit and entered into service in May 2012. On June 1, 2012, IS-19 was launched into orbit. During launch operations, IS-19 experienced damage to its south solar array. Although both solar arrays are deployed, the power available to the satellite is less than is required to operate 100% of the payload capacity. Failure Review Boards were established to determine the cause of the anomaly. As of June 30, 2012, a final conclusion had not been reached as to the most likely cause of the anomaly. In-orbit testing on IS-19 is complete and the satellite is drifting to a 166° east longitude orbital location. We have indicated to our insurers that, due to the damage to the south solar array, it is reasonably likely that we will file a partial loss claim.

Our capital expenditure guidance for the periods 2012 through 2014 (the “Guidance Period”) forecasts capital expenditures during those periods for ten satellites. Of these, two satellites were launched, as discussed above, six satellites are currently in development and two further satellites are expected to be ordered during the Guidance Period. We expect our 2012 total capital expenditures to range from approximately $775 million to $850 million. Capital expenditures are expected to range from $550 million to $625 million in 2013 and $525 million to $600 million in 2014. Our capital expenditures guidance includes capitalized interest. The annual classification of capital expenditure payments could be impacted by the timing of achievement of satellite manufacturing and launch contract milestones.

During the Guidance Period, we expect to receive significant customer prepayments under our existing customer service contracts. We also anticipate that prepayments will be received under customer contracts to be signed in the future. Significant prepayments received during the six months ended June 30, 2012 totaled $115.9 million. Prepayments are currently expected to range from $150 million to $200 million in 2012, all under existing customer contracts. Prepayments are currently expected to range from $150 million to $200 million in 2013 and $100 million to $150 million in 2014, with the majority of these payments coming from existing customer contracts. We intend to fund our capital expenditure requirements through cash on hand, cash provided from operating activities and, if necessary, borrowings under our senior secured revolving credit facility.

Disclosures about Market Risk

See Item 3—Quantitative and Qualitative Disclosures About Market Risk.

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). Beginning in the first quarter of 2012, ASU 2011-05 eliminated the option that had previously allowed us to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. Beginning in the first quarter of 2012, we have included a separate condensed consolidated statement of comprehensive loss in our accompanying financial statements. The majority of our other comprehensive loss and our accumulated other comprehensive loss is related to our defined benefit retirement plans. ASU 2011-05 does not change whether items are reported in net loss or in other comprehensive income and does not change whether and when items of other comprehensive income are reclassified to net loss.

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

Excluding the impact of our outstanding interest rate swaps, approximately 72%, or $11.6 billion, of our debt as of June 30, 2012 was fixed-rate debt, compared to 72% as of December 31, 2011. Based on the level of fixed-rate debt outstanding at June 30, 2012, a 100 basis point decrease in market rates would result in an increase in fair value of this fixed-rate debt of approximately $571.9 million.

As of June 30, 2012, we held interest rate swaps with an aggregate notional amount of $2.3 billion, with maturities ranging from 2013 to 2016. These swaps were entered into to economically hedge the variability in cash flow on a portion of the floating rate term loans under our senior secured and unsecured credit facilities. On December 22, 2011, we amended our interest rate swap agreements with an aggregate notional amount of $448.5 million between Intelsat Jackson and respective counterparties to the interest rate swaps. These amendments resulted in a change to the maturity date, the applicable fixed rate of interest that we pay and certain termination events. During the first quarter of 2012, we amended our interest rate swap agreements with an aggregate notional amount of $1.2 billion between Intelsat Jackson and respective counterparties to the interest rate swaps. These amendments resulted in a change to the maturity date, the applicable fixed rate of interest that we pay and certain termination events. On a quarterly basis, we receive a floating rate of interest equal to the three-month London Inter-Bank Offered Rate and pay a fixed rate of interest. On June 30, 2012, the rate we paid averaged 2.5% and the rate we received averaged 0.5%. In comparison, at December 31, 2011, the rate we paid averaged 3.3% and the rate we received averaged 0.5%.

These interest rate swaps have not been designated for hedge accounting treatment in accordance with the FASB Accounting Standards Codification Topic 815, Derivatives and Hedging, as amended and interpreted, and the changes in fair value of these instruments will be recognized in earnings during the period of change. Assuming a one percentage point decrease in the prevailing forward yield curve (or less, to the extent that the points on the yield curve are less than one percent) the fair value of the interest rate swap liability, excluding accrued interest, would increase to a liability of approximately $131.3 million from $93.0 million.

We perform interest rate sensitivity analyses on our variable-rate debt, including interest rate swaps, and cash and cash equivalents. These analyses indicate that a one percentage point change in interest rates would have a minimal impact on our condensed consolidated statements of operations and cash flows as of June 30, 2012. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair values.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2012. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 26, 2012, Mr. Edward Kangas was appointed as a member of our board of directors. Mr. Kangas was also appointed as a member of the Company’s Audit Committee and Compensation Committee.

Item 6.	Exhibits

Exhibit No.	Document Description

4.1	Fourth Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 7 1/4% Senior Notes due 2020, dated as of April 25, 2012, among Intelsat Jackson Holdings S.A., Intelsat Subsidiary (Gibraltar) Limited, Intelsat New Dawn (Gibraltar) Limited and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Intelsat S.A.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on May 8, 2012).

4.2	Registration Rights Agreement, dated as of April 26, 2012 by and among Intelsat Jackson Holdings S.A., as Issuer, Intelsat S.A. and Intelsat (Luxembourg) S.A., as Parent Guarantors, the subsidiary guarantors named there in and Goldman, Sachs & Co., as Representative of the several initial purchasers named on Schedule I thereto (incorporated by reference to Exhibit 4.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 26, 2012).

4.3	Fifth Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 8 1/2 % Senior Notes due 2019, dated as of July 31, 2012, among Intelsat Jackson Holdings S.A., Intelsat Luxembourg Investment S.ar.l. and Wells Fargo Bank, National Association, as Trustee.*

4.4	Fifth Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 7 1/4 % Senior Notes due 2020, dated as of July 31, 2012, among Intelsat Jackson Holdings S.A., Intelsat Luxembourg Investment S.ar.l. and Wells Fargo Bank, National Association, as Trustee.*

4.5	Second Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 7 1/4 % Senior Notes due 2019 and 7 1/2 % Senior Notes due 2021, dated as of July 31, 2012, among Intelsat Jackson Holdings S.A., Intelsat Luxembourg Investment S.ar.l. and Wells Fargo Bank, National Association, as Trustee.*

10.1	Purchase and Sale Agreement, dated July 18, 2012, between Intelsat Global Service LLC and SL 4000 Connecticut LLC.*

10.2	Supplement No. 2 to Guarantee, dated as of July 31, 2012, between Intelsat Luxembourg Investment S.ar.l. and Bank of America, N.A.*

10.3	Agreement for the Adherence by Intelsat Luxembourg Investment S.àr.l. and Intelsat Corporation to the Luxembourg Shares and Beneficiary Certificates Pledge Agreement dated January 12, 2011 and for the Amendment of the Pledge Agreement, dated July 31, 2012 between the Pledgors listed therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as Collateral Trustee.*

10.4	Supplement No. 2 to Security and Pledge Agreement, dated as of July 31, 2012, among Intelsat Luxembourg Investment S.a r.l., as New Guarantor, Bank of America, N.A., as Administrative Agent and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as Collateral Trustee.*

10.5	Collateral Agency and Intercreditor Joinder, dated as of July 31, 2012, between Intelsat Luxembourg Investment S.a r.l. and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as Collateral Trustee.*

10.6	Guarantee, dated as of July 31, 2012, made between Intelsat Luxembourg Investment S.a r.l., Intelsat Jackson Holdings S.A. and Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), as Administrative Agent.*

10.7	Guarantee, dated as of July 31, 2012, made between Intelsat Luxembourg Investment S.a r.l., Intelsat Jackson Holdings S.A. and Bank of America N.A., as Administrative Agent.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Filed herewith.
**	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT S.A.

Date: August 1, 2012	By	/S/ DAVID MCGLADE
David McGlade
Deputy Chairman and Chief Executive Officer

INTELSAT S.A.

Date: August 1, 2012	By	/S/ MICHAEL MCDONNELL
Michael McDonnell
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document Description

4.1	Fourth Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 7 1/4% Senior Notes due 2020, dated as of April 25, 2012, among Intelsat Jackson Holdings S.A., Intelsat Subsidiary (Gibraltar) Limited, Intelsat New Dawn (Gibraltar) Limited and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Intelsat S.A.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on May 8, 2012).

4.2	Registration Rights Agreement, dated as of April 26, 2012 by and among Intelsat Jackson Holdings S.A., as Issuer, Intelsat S.A. and Intelsat (Luxembourg) S.A., as Parent Guarantors, the subsidiary guarantors named there in and Goldman, Sachs & Co., as Representative of the several initial purchasers named on Schedule I thereto (incorporated by reference to Exhibit 4.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 26, 2012).

4.3	Fifth Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 8 1/2 % Senior Notes due 2019, dated as of July 31, 2012, among Intelsat Jackson Holdings S.A., Intelsat Luxembourg Investment S.ar.l. and Wells Fargo Bank, National Association, as Trustee.*

4.4	Fifth Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 7 1/4 % Senior Notes due 2020, dated as of July 31, 2012, among Intelsat Jackson Holdings S.A., Intelsat Luxembourg Investment S.ar.l. and Wells Fargo Bank, National Association, as Trustee.*

4.5	Second Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 7 1/4 % Senior Notes due 2019 and 7 1/2 % Senior Notes due 2021, dated as of July 31, 2012, among Intelsat Jackson Holdings S.A., Intelsat Luxembourg Investment S.ar.l. and Wells Fargo Bank, National Association, as Trustee.*

10.1	Purchase and Sale Agreement, dated July 18, 2012, between Intelsat Global Service LLC and SL 4000 Connecticut LLC.*

10.2	Supplement No. 2 to Guarantee, dated as of July 31, 2012, between Intelsat Luxembourg Investment S.ar.l. and Bank of America, N.A.*

10.3	Agreement for the Adherence by Intelsat Luxembourg Investment S.àr.l. and Intelsat Corporation to the Luxembourg Shares and Beneficiary Certificates Pledge Agreement dated January 12, 2011 and for the Amendment of the Pledge Agreement, dated July 31, 2012 between the Pledgors listed therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as Collateral Trustee.*

10.4	Supplement No. 2 to Security and Pledge Agreement, dated as of July 31, 2012, among Intelsat Luxembourg Investment S.a r.l., as New Guarantor, Bank of America, N.A., as Administrative Agent and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as Collateral Trustee.*

10.5	Collateral Agency and Intercreditor Joinder, dated as of July 31, 2012, between Intelsat Luxembourg Investment S.a r.l. and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as Collateral Trustee.*

10.6	Guarantee, dated as of July 31, 2012, made between Intelsat Luxembourg Investment S.a r.l., Intelsat Jackson Holdings S.A. and Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Island Branch), as Administrative Agent.*

10.7	Guarantee, dated as of July 31, 2012, made between Intelsat Luxembourg Investment S.a r.l., Intelsat Jackson Holdings S.A. and Bank of America N.A., as Administrative Agent.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Filed herewith.
**	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” not “filed”.