Form 10-Q
period 2012-09-30
INTELSAT S.A.
filed 2012-11-05
CIK 1156871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 1, 2012, 5,000,000 ordinary shares, par value $1.00 per share, were outstanding.

*	The registrant is not required to file this Quarterly Report on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, but has filed all reports during the preceding 12 months that would have been required pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

INTRODUCTION

In this Quarterly Report, unless otherwise indicated or the context otherwise requires, (1) the terms “we,” “us,” “our”, “the Company” and “Intelsat” refer to Intelsat S.A. and its subsidiaries on a consolidated basis, (2) the term “Intelsat Global Holdings” refers to Intelsat Global Holdings S.A., (3) the term “Intelsat Global” refers to Intelsat Global S.A., Intelsat S.A.’s former indirect parent, (4) the term “Intelsat Holdings” refers to Intelsat Holdings S.A., Intelsat S.A.’s direct parent, (5) the term “Intelsat Luxembourg” refers to Intelsat (Luxembourg) S.A., Intelsat S.A.’s direct wholly-owned subsidiary, (6) the term “Intelsat Jackson” refers to Intelsat Jackson Holdings S.A., Intelsat Luxembourg’s direct wholly-owned subsidiary, (7) the term “Intermediate Holdco” refers to Intelsat Intermediate Holding Company S.A., Intelsat Jackson’s former direct wholly-owned subsidiary, (8) the term “Intelsat Sub Holdco” refers to Intelsat Subsidiary Holding Company S.A., Intermediate Holdco’s former indirect wholly-owned subsidiary, (9) the term “Intelsat Corp” refers to Intelsat Corporation, Intelsat Jackson’s indirect wholly-owned subsidiary, and (10) the term “Intelsat General” refers to Intelsat General Corporation, our government business subsidiary.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTELSAT S.A.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31, 2011	As of September 30, 2012
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents, net of restricted cash	$294,700	$231,246
Restricted cash	94,131	—
Receivables, net of allowance of $20,830 in 2011 and $24,406 in 2012	331,371	326,169
Deferred income taxes	26,058	25,925
Prepaid expenses and other current assets	42,934	53,726

Total current assets	789,194	637,066
Satellites and other property and equipment, net	6,142,731	6,403,078
Goodwill	6,780,827	6,780,827
Non-amortizable intangible assets	2,458,100	2,458,100
Amortizable intangible assets, net	742,868	674,032
Other assets	447,686	410,446

Total assets	$17,361,406	$17,363,549

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$143,097	$113,036
Taxes payable	11,764	—
Employee related liabilities	43,315	36,124
Accrued interest payable	359,336	336,830
Current portion of long-term debt	164,818	209,716
Deferred satellite performance incentives	17,715	19,772
Deferred revenue	64,609	81,573
Other current liabilities	76,460	76,974

Total current liabilities	881,114	874,025
Long-term debt, net of current portion	15,837,512	15,875,820
Deferred satellite performance incentives, net of current portion	113,974	157,992
Deferred revenue, net of current portion	724,413	807,164
Deferred income taxes	265,181	274,374
Accrued retirement benefits	305,902	284,450
Other long-term liabilities	322,735	299,785
Redeemable noncontrolling interest	3,024	8,744
Commitments and contingencies (Note 11)

Shareholder’s deficit:
Ordinary shares, $1.00 par value, 100,000,000 shares authorized and 5,000,000 shares issued and outstanding at December 31, 2011 and September 30, 2012	5,000	5,000
Paid-in capital	1,571,855	1,589,582
Accumulated deficit	(2,608,702)	(2,751,643)
Accumulated other comprehensive loss	(111,528)	(108,475)

Total Intelsat S.A. shareholder’s deficit	(1,143,375)	(1,265,536)
Noncontrolling interest	50,926	46,731

Total liabilities and shareholder’s deficit	$17,361,406	$17,363,549

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012
Revenue	$652,881	$654,946	$1,935,515	$1,937,783
Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	110,668	102,908	316,749	307,224
Selling, general and administrative	50,767	46,911	157,516	151,300
Depreciation and amortization	193,841	191,972	583,196	567,472
Losses on derivative financial instruments	5,356	12,037	24,163	37,651

Total operating expenses	360,632	353,828	1,081,624	1,063,647

Income from operations	292,249	301,118	853,891	874,136
Interest expense, net	317,433	311,951	992,084	950,073
Loss on early extinguishment of debt	—	(3,106)	(326,183)	(46,489)
Loss from previously unconsolidated affiliates	(20,188)	—	(24,658)	—
Other income (expense), net	585	(21,980)	7,753	(20,982)

Loss before income taxes	(44,787)	(35,919)	(481,281)	(143,408)
Benefit from income taxes	(42,678)	(1,517)	(48,931)	(1,110)

Net loss	(2,109)	(34,402)	(432,350)	(142,298)
Net (income) loss attributable to noncontrolling interest	1,667	(81)	2,942	(643)

Net loss attributable to Intelsat S.A.	$(442)	$(34,483)	$(429,408)	$(142,941)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012

Net loss	$(2,109)	$(34,402)	$(432,350)	$(142,298)
Other Comprehensive income (loss), net of tax:
Defined benefit retirement plans:
Reclassification adjustment for amortization of unrecognized prior service credits included in net periodic pension costs, net of tax of $0.02 million and $0.05 million for the three and nine months ended September 30, 2011, respectively, and $0.02 million and $0.05 million for the three and nine months ended September 30, 2012, respectively	(27)	(27)	(81)	(83)
Reclassification adjustment for amortization of unrecognized actuarial loss included in net periodic pension costs, net of tax of ($0.6) million and ($1.9) million for the three and nine months ended September 30, 2011, respectively, and ($5.3) million and ($8.1) million for the three and nine months ended September 30, 2012, respectively	1,082	(1,611)	3,246	2,947
Gains (losses) on investments, net of tax of $0.3 million and $0.2 million for the three and nine months ended September 30, 2011, respectively, and $0.02 million and ($0.1) million for the three and nine months ended September 30, 2012, respectively	(426)	(29)	(227)	189

Other comprehensive income (loss)	629	(1,667)	2,938	3,053

Comprehensive loss	(1,480)	(36,069)	(429,412)	(139,245)
Comprehensive (income) loss attributable to noncontrolling interest	1,667	(81)	2,942	(643)

Comprehensive income (loss) attributable to Intelsat S.A.	$187	$(36,150)	$(426,470)	$(139,888)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012
Cash flows from operating activities:
Net loss	$(432,350)	$(142,298)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	583,196	567,472
Provision for doubtful accounts	5,315	6,607
Foreign currency transaction (gain) loss	(2,905)	4,743
(Gain) loss on disposal of assets	829	(25)
Share-based compensation expense	3,956	4,390
Deferred income taxes	(53,026)	(10,752)
Amortization of discount, premium, issuance costs and other non-cash items	49,238	42,715
Interest paid-in-kind	23,130	4,949
Loss on early extinguishment of debt	326,183	46,489
Share in loss from previously unconsolidated affiliates	24,658	—
Unrealized (gains) losses on derivative financial instruments	(35,179)	11
Termination of third-party commitment costs and expenses	—	21,000
Other non-cash items	5,178	6,457
Changes in operating assets and liabilities:
Receivables	(36,694)	(15,603)
Prepaid expenses and other assets	(19,809)	2,904
Accounts payable and accrued liabilities	(13,481)	(50,560)
Deferred revenue	267,845	95,346
Accrued retirement benefits	(17,715)	(21,452)
Other long-term liabilities	(5,149)	(2,830)

Net cash provided by operating activities	673,220	559,563

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(615,113)	(715,101)
Capital contributions to previously unconsolidated affiliates	(12,209)	—
Loan to affiliated party	—	(10,000)
Other investing activities	6,710	—

Net cash used in investing activities	(620,612)	(725,101)

Cash flows from financing activities:
Repayments of long-term debt	(6,323,019)	(1,489,013)
Proceeds from issuance of long-term debt	6,119,425	1,661,000
Debt issuance costs	(69,339)	(19,444)
Payment of premium on early retirement of debt	(171,047)	(39,477)
Capital contribution from noncontrolling interest	—	12,209
Dividends paid to noncontrolling interest	—	(6,782)
Noncontrolling interest in New Dawn	1,734	—
Principal payments on deferred satellite performance incentives	(10,776)	(11,666)

Net cash provided by (used in) financing activities	(453,022)	106,827

Effect of exchange rate changes on cash and cash equivalents	2,905	(4,743)

Net change in cash and cash equivalents	(397,509)	(63,454)
Cash and cash equivalents, beginning of period	692,930	294,700

Cash and cash equivalents, end of period	$295,421	$231,246

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$921,812	$924,977
Income taxes paid, net of refunds	19,454	25,838
Supplemental disclosure of non-cash investing activities:
Accrued capital expenditures	$34,181	$54,083
Restricted cash received	—	23,901
Restricted cash paid	—	(118,032)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2012

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

On March 30, 2012, Intelsat Global S.A. (“Intelsat Global”), our former indirect parent, and certain of its subsidiaries engaged in a series of transactions that resulted in Intelsat Global Holdings S.A. (“Intelsat Global Holdings”), a new holding company, acquiring all of the outstanding shares of Intelsat Global. As a result, Intelsat Global became a wholly owned subsidiary of Intelsat Global Holdings, and all of Intelsat Global Holdings’ equity is now beneficially owned by the former shareholders of Intelsat Global in the same proportions as such shareholders’ former ownership in Intelsat Global. Further, on May 31, 2012, Intelsat Global merged with and into Intelsat Investment Holdings S.à r.l.

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

We have identified investments in marketable securities, interest rate financial derivative instruments and a redeemable noncontrolling interest as those items that meet the criteria of the disclosure requirements and fair value framework of FASB ASC 820.

The following tables present assets and liabilities measured and recorded at fair value in our condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy (in thousands), excluding long-term debt (see Note 8—Long-Term Debt). We did not have any transfers between Level 1 and Level 2 fair value measurements during the nine months ended September 30, 2012.

		Fair Value Measurements at December 31, 2011
	As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities(1)	$5,418	$5,418	$—	$—

Total assets	$5,418	$5,418	$—	$—

Liabilities
Undesignated interest rate swaps(2)	$95,518	$—	$95,518	$—
Redeemable noncontrolling interest(3)	3,024	—	—	3,024

Total liabilities	$98,542	$—	$95,518	$3,024

		Fair Value Measurements at September 30, 2012
	As of September 30, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities(1)	$5,351	$5,351	$—	$—

Total assets	$5,351	$5,351	$—	$—

Liabilities
Undesignated interest rate swaps(2)	$89,825	$—	$89,825	$—
Redeemable noncontrolling interest(3)	8,744	—	—	8,744

Total liabilities	$98,569	$—	$89,825	$8,744

(1)	The valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, we have classified such investments within Level 1 of the fair value hierarchy. The cost basis of our available-for-sale marketable securities was $5.9 million at December 31, 2011 and $5.5 million at September 30, 2012. We sold marketable securities with a cost basis of $0.4 million during the nine months ended September 30, 2012 and recorded a loss on the sale of $0.07 million, which was included within other income (expense), net in our condensed consolidated statement of operations.
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
(3)	On October 5, 2012, we purchased the remaining noncontrolling ownership interest in our indirect subsidiary, New Dawn Satellite Company, Ltd. (“New Dawn”), held by our joint venture partner, Convergence SPV Ltd (“Convergence Partners”) for $8.7 million (see Note 6(b)—Investments—New Dawn). At September 30, 2012, we valued our redeemable noncontrolling interest at this purchase price, as compared to the income approach valuation technique used in prior periods. Both of these approaches to estimate fair value utilized Level 3 inputs.

The following tables present the activity for those items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC 820 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Redeemable Noncontrolling Interest(1)	Embedded Derivative	Total
Balance at December 31, 2010	$18,621	$4,295	$22,916
Contributions	1,734	—	1,734
Mark to market valuation adjustment	(15,090)	(4,295)	(19,385)
Net loss attributable to noncontrolling interest	(2,241)	—	(2,241)

Balance at December 31, 2011	$3,024	$—	$3,024

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Redeemable Noncontrolling Interest(1)	Embedded Derivative	Total
Balance at December 31, 2011	$3,024	$—	$3,024
Mark to market valuation adjustment	(268)	—	(268)
Net loss attributable to noncontrolling interest	(658)	—	(658)

Balance at March 31, 2012	2,098	—	2,098

Mark to market valuation adjustment	3,845	—	3,845
Net loss attributable to noncontrolling interest	(531)	—	(531)

Balance at June 30, 2012	5,412	—	5,412

Mark to market valuation adjustment	4,086	—	4,086
Net loss attributable to noncontrolling interest	(754)	—	(754)

Balance at September 30, 2012	$8,744	$—	$8,744

(1)	In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity (“FASB ASC 480”), regarding the classification and measurement of redeemable securities, we marked to market the fair value of the noncontrolling interest in our joint venture investment in New Dawn.

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

Due to the expiration of certain repurchase features that are contained within the 2008 Share Plan, we changed the classification of certain executive officers’ awards from liability classified awards to equity classified awards in the first quarter of 2011. The change was accounted for in a manner similar to that of a modification in accordance with FASB ASC Topic 718, Compensation—Stock Compensation, and did not have a material impact on our condensed consolidated balance sheet.

During the nine months ended September 30, 2012, Intelsat Global Holdings repurchased 14,231 vested Class A share options and 16,482 vested Class B common shares. Intelsat Global Holdings did not grant equity-based awards under the 2008 Share Plan during the nine months ended September 30, 2012. We recorded compensation expense of $4.0 million and $4.4 million during the nine months ended September 30, 2011 and 2012, respectively, related to our share-based awards.

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

The defined benefit retirement plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. We expect that our future contributions to the defined benefit retirement plan will be based on the minimum funding requirements of the Internal Revenue Code and on the plan’s funded status. Any significant decline in the fair value of our defined benefit retirement plan assets or other adverse changes to the significant assumptions used to determine the plan’s funded status would negatively impact its funded status and could result in increased funding in future periods. The impact on the funded status as of October 1, the plan’s annual measurement date, is determined based upon market conditions in effect when we completed our annual valuation. During the nine months ended September 30, 2012, we made cash contributions to the defined benefit retirement plan of $24.2 million. We anticipate that we will make additional contributions of approximately $5.9 million to the defined benefit retirement plan during the remainder of 2012. We fund the postretirement medical benefits throughout the year based on benefits paid. We anticipate that our contributions to fund postretirement medical benefits in 2012 will be approximately $4.5 million.

Included in accumulated other comprehensive loss at September 30, 2012 is $169.4 million ($105.9 million, net of tax) that has not yet been recognized in net periodic pension cost, which includes the unrecognized prior service credits and unrecognized actuarial losses.

Net periodic pension benefit costs included the following components (in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012
Service cost	$775	$803	$2,326	$2,408
Interest cost	5,015	4,765	15,044	14,296
Expected return on plan assets	(4,932)	(5,141)	(14,796)	(15,422)
Amortization of unrecognized prior service credit	(43)	(43)	(129)	(129)
Amortization of unrecognized net loss	1,715	3,498	5,146	10,493

Net periodic costs	$2,530	$3,882	$7,591	$11,646

Net periodic other postretirement benefit costs included the following components (in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012
Service cost	$113	$89	$339	$266
Interest cost	1,267	1,240	3,802	3,719
Amortization of unrecognized net loss	—	172	—	515

Total costs	$1,380	$1,501	$4,141	$4,500

(b) Other Retirement Plans

We maintain two defined contribution retirement plans, qualified under the provisions of Section 401(k) of the Internal Revenue Code, for our employees in the United States. We recognized compensation expense for these plans of $5.4 million and $5.0 million during the nine months ended September 30, 2011 and 2012, respectively. We also maintain other defined contribution retirement plans in several non-U.S. jurisdictions, but such plans are not material to our financial position or results of operations.

Note 5 Satellites and Other Property and Equipment

(a) Satellites and Other Property and Equipment, net

Satellites and other property and equipment, net were comprised of the following (in thousands):

	As of December 31, 2011	As of September 30, 2012
Satellites and launch vehicles	$7,825,259	$8,517,246
Information systems and ground segment	480,002	517,551
Buildings and other	284,742	291,875

Total cost	8,590,003	9,326,672
Less: accumulated depreciation	(2,447,272)	(2,923,594)

Total	$6,142,731	$6,403,078

Satellites and other property and equipment are stated at cost, with the exception of satellites that have been impaired. Satellites and other property and equipment acquired as part of an acquisition are based on their fair value at the date of acquisition.

Satellites and other property and equipment, net as of December 31, 2011 and September 30, 2012 included construction-in-progress of $1.5 billion and $1.1 billion, respectively. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $95.1 million and $102.1 million were capitalized during the nine months ended September 30, 2011 and 2012, respectively.

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

On June 1, 2012, our IS-19 satellite was launched into orbit. During launch operations, IS-19 experienced damage to its south solar array. Although both solar arrays are deployed, the power available to the satellite is less than is required to operate 100% of the payload capacity. Failure Review Boards were established to determine the cause of the anomaly. As of September 30, 2012, a final conclusion had not been reached as to the likely cause of the anomaly. We continue to participate in the on-going investigation. Additionally, we have filed a partial loss claim with our insurers relating to the solar array anomaly. This satellite replaces IS-8 at 166° east longitude and provides C- and Ku- band capacity for media, government and network services customers in the western United States and the Asia-Pacific region, including hosting video neighborhoods with global programmers. This satellite entered into service in August 2012.

In accordance with our policy and the guidance provided for under FASB ASC Topic 360, Property, Plant and Equipment, we review our long-lived assets for impairment whenever events and circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. The recoverability of an asset or asset group held and used is measured by a comparison of the carrying amount of the asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. When a satellite experiences an anomaly or other health related issues, we believe the lowest level of identifiable cash flows exists at the individual satellite level. Accordingly, in the second quarter of 2012, we performed an impairment review of our IS-19 satellite and determined that there was no impairment of the carrying amount of the asset due to the expected cash flows to be generated by the C- and Ku-band payload over the satellite’s expected useful life.

On August 2, 2012, we successfully launched our IS-20 satellite into orbit. This satellite replaces IS-7 and IS-10 at 68.5° east longitude and provides capacity for direct-to-home television, cellular backhaul and VSAT services in Africa, Asia, Europe, Middle East and Russia via C-band and Ku-band platforms. IS-20 currently hosts the largest direct-to-home platform in Africa. This satellite entered into service in September 2012.

On August 19, 2012, we successfully launched our IS-21 satellite into orbit. This satellite will replace IS-9 at 302° east longitude and will serve the leading direct-to-home and cable programmers in Latin America. IS-21 entered into service in October 2012 and will provide long-term capacity for South America, North America and Europe via C-band platform and North America, the Caribbean, Brazil, Europe and Western Africa via Ku-band platform.

On October 14, 2012, we successfully launched our IS-23 satellite into orbit. This satellite will replace Intelsat 707 at 307° east longitude. The satellite will provide C-band services to customers in the Americas, Europe and Africa, and Ku-band coverage for Latin America. IS-23 is undergoing in-orbit testing and is expected to enter into service in the fourth quarter of 2012.

(c) Sale of U.S. Administrative Headquarters Building

On October 5, 2012, Intelsat Global Service LLC, our indirect subsidiary, completed the sale of our U.S. administrative headquarters office building in Washington, D.C. (the “U.S. Administrative Headquarters Property”), and assigned our Amended and Restated Lease Agreement with the U.S. Government relating to the U.S. Administrative Headquarters Property, to the purchaser for a purchase price of $85.0 million in cash. The sale will result in a pre-tax gain to be recognized in the fourth quarter of 2012 of between $12.0 and $13.0 million. Upon the closing of the sale, we entered into an agreement under which we will temporarily lease from the purchaser a portion of the U.S. Administrative Headquarters Property. We are currently in the process of selecting a location for a new permanent U.S. administrative headquarters.

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

We have determined that this joint venture meets the criteria of a VIE under FASB ASC 810. On September 30, 2011, Intelsat and JSAT amended the joint venture agreement relating to their investment in Horizons Holdings (the “Horizons Amendment”), and as a result, we re-evaluated the primary beneficiary determination. Pursuant to the Horizons Amendment, the Horizons-2 satellite was relocated to 85° east longitude in early 2012 and decisions relating to any future relocation of the Horizons-2 satellite will be effectively controlled by us. We believe satellite location is the most significant driver of Horizons Holdings’ economic performance. Additionally, the Horizons-1 satellite is the less significant asset of the joint venture. As a result, we determined that we became the primary beneficiary of Horizons Holdings as of September 30, 2011. In accordance with FASB ASC 810, as the primary beneficiary, we consolidated Horizons Holdings within our condensed consolidated financial statements, net of eliminating entries, beginning on September 30, 2011. Total assets and liabilities of Horizons Holdings were $171.2 million and $73.6 million as of December 31, 2011, respectively, and $138.3 million and $49.0 million as of September 30, 2012, respectively.

In accordance with FASB ASC 810, the initial consolidation of a VIE that is a business is considered a business combination and should be accounted for in accordance with the provisions in FASB ASC Topic 805, Business Combinations. Determining the fair values of the net assets of Horizons Holdings required us to make significant estimates and assumptions. In order to develop the fair value estimates, we utilized the income approach. Our estimates included assumptions about projected growth rates, cost of capital, effective tax rates and industry and economic trends. While we believe that the estimates and assumptions underlying the valuation methodology were reasonable, different assumptions could have resulted in different market values. We recorded the assets, liabilities and the noncontrolling interest in Horizons Holdings at fair value upon consolidation at September 30, 2011. The $49.3 million fair value of the Horizons Holdings noncontrolling interest at the initial date of consolidation is included in the equity section of our condensed consolidated balance sheet at December 31, 2011 and September 30, 2012 in accordance with FASB ASC 810.

Prior to the consolidation of Horizons Holdings on September 30, 2011, under the equity method of accounting, our 50% share of the results of the joint venture was a loss of $4.5 million for the nine months ended September 30, 2011, which is included in loss from previously unconsolidated affiliates in the accompanying condensed consolidated statements of operations.

We also have a revenue sharing agreement with JSAT related to services sold on the Horizons satellites. We are responsible for billing and collection for such services and we remit 50% of the revenue, less applicable fees and commissions, to JSAT. Under the Horizons Amendment, we agreed to guarantee to JSAT certain minimum levels of annual gross revenues for a three-year period beginning on the date that the Horizons-2 satellite was relocated to 85° east longitude. This guarantee could require us to pay JSAT a maximum potential amount ranging from $7.8 million to $10.3 million per year over the three-year period, less applicable fees and commission. We currently do not expect to incur any losses under this guarantee, and we will continue to assess this on a quarterly basis. In addition, we guaranteed JSAT certain minimum levels of revenue on the Horizons-2 satellite prior to the arrival at 85° east longitude. Amounts payable to JSAT related to the revenue share, net of applicable fees and commissions, from the Horizons Satellites were $2.2 million and $3.4 million as of December 31, 2011 and September 30, 2012, respectively.

In connection with the Horizons Holdings investment in Horizons-2, we entered into a capital contribution and subscription agreement with JSAT in August 2005, which requires both us and JSAT to fund 50% of the amount due from Horizons Holdings under the Horizons 2 Loan Agreement. As of September 30, 2012, we had a receivable of $24.4 million from JSAT representing the total remaining future payments to be received from JSAT to fund their portion of the amount due under the Horizons 2 Loan Agreement, $12.2 million of which is included in receivables, net and the remainder of which is included in other assets on our condensed consolidated balance sheet as of September 30, 2012.

(b) New Dawn

In June 2008, we entered into a project and shareholders’ agreement (the “New Dawn Project Agreement”) with Convergence Partners pursuant to which New Dawn, a Mauritius company in which we had a 74.9% indirect ownership interest and Convergence Partners had a 25.1% noncontrolling ownership interest, launched a satellite in April 2011 to provide satellite transponder services to customers in Africa.

We and Convergence Partners agreed to make certain capital contributions to New Dawn in proportion to our respective ownership interests in New Dawn to fund a portion of the cost of construction and launch of the New Dawn satellite. Total equity contributions during the nine months ended September 30, 2011 were $6.9 million, of which $5.2 million were attributable to us, with the remaining $1.7 million contributed by Convergence Partners. There were no equity contributions made during the nine months ended September 30, 2012. As of September 30, 2012, New Dawn and its subsidiaries were unrestricted subsidiaries for purposes of applicable indentures and credit agreements of ours and our wholly-owned subsidiaries.

At September 30, 2012, Convergence Partners had at its option the ability to require us to buy its ownership interest at fair value subsequent to the operations of New Dawn’s assets for a period as defined in the New Dawn Project Agreement. As a result of this option, as of each balance sheet date, we have reflected within mezzanine equity the estimated amount that we would pay to Convergence Partners if the option was exercised. This amount reflects a fair value of $8.7 million, representing a year-to-date increase of $7.7 million in the fair value of the option. The $7.7 million change in fair value is shown as a decrease in our paid-in capital at September 30, 2012.

On October 5, 2012, we purchased from Convergence Partners the remaining ownership interest in New Dawn for $8.7 million, increasing our ownership from 74.9% to 100% (the “New Dawn Equity Purchase”). In conjunction with the New Dawn Equity Purchase, we repaid $82.6 million of outstanding debt under New Dawn’s credit facilities. Additionally, we made $5.3 million of termination payments to counterparties on New Dawn’s interest rate swap agreement.

We consolidate New Dawn within our condensed consolidated financial statements, net of eliminating entries. Additionally, we accounted for the percentage interest in New Dawn owned by Convergence Partners as a noncontrolling interest according to the guidance provided under FASB ASC 480 specifically related to the classification and measurement of redeemable securities. As a result of the New Dawn Equity Purchase, we will eliminate the redeemable noncontrolling interest of $8.7 million in the fourth quarter of 2012 in accordance with FASB ASC 480.

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

(d) Equity Attributable to Intelsat and Noncontrolling Interests

The following tables present changes in equity attributable to Intelsat and equity attributable to our noncontrolling interests, which is included in the equity section of our condensed consolidated balance sheet (in thousands):

	Intelsat S.A. Shareholder’s Deficit	Non-redeemable Noncontrolling Interest	Total Shareholder’s Deficit

Balance at January 1, 2011	$(698,941)	$1,902	$(697,039)
Net income (loss)	(432,888)	1,136	(431,752)
Liabilities assumed by parent and other contributed capital	8,385	—	8,385
Consolidation of Horizons Holdings	—	49,263	49,263
Dividends paid to noncontrolling interests	—	(1,375)	(1,375)
Mark to market adjustment for redeemable noncontrolling interest	15,090	—	15,090
Pension/postretirement liability adjustment	(35,080)	—	(35,080)
Other comprehensive income	59	—	59

Balance at December 31, 2011	$(1,143,375)	$50,926	$(1,092,449)

	Intelsat S.A. Shareholder’s Deficit	Non-redeemable Noncontrolling Interest	Total Shareholder’s Deficit

Balance at January 1, 2012	$(1,143,375)	$50,926	$(1,092,449)
Net income (loss)	(24,449)	839	(23,610)
Liabilities assumed by parent and other contributed capital	1,062	—	1,062
Dividends paid to noncontrolling interests	—	(2,255)	(2,255)
Mark to market adjustment for redeemable noncontrolling interest	268	—	268
Pension/postretirement liability adjustment	2,251	—	2,251
Other comprehensive income	304	—	304

Balance at March 31, 2012	$(1,163,939)	$49,510	$(1,114,429)

Net income (loss)	(84,009)	913	(83,096)
Liabilities assumed by parent and other contributed capital	2,266	—	2,266
Dividends paid to noncontrolling interests	—	(2,418)	(2,418)
Mark to market adjustment for redeemable noncontrolling interest	(3,845)	—	(3,845)
Pension/postretirement liability adjustment	2,251	—	2,251
Other comprehensive loss	(86)	—	(86)

Balance at June 30, 2012	$(1,247,362)	$48,005	$(1,199,357)

Net income (loss)	(34,483)	835	(33,648)
Liabilities assumed by parent and other contributed capital	1,062	—	1,062
Dividends paid to noncontrolling interests	—	(2,109)	(2,109)
Mark to market adjustment for redeemable noncontrolling interest	(4,086)	—	(4,086)
Pension/postretirement liability adjustment	(1,638)	—	(1,638)
Other comprehensive loss	(29)	—	(29)
Capital contribution from parent	21,000		21,000

Balance at September 30, 2012	$(1,265,536)	$46,731	$(1,218,805)

Note 7 Goodwill and Other Intangible Assets

The carrying amounts of goodwill and acquired intangible assets not subject to amortization consist of the following (in thousands):

	As of December 31, 2011	As of September 30, 2012
Goodwill	$6,780,827	$6,780,827
Trade name	70,400	70,400
Orbital locations	2,387,700	2,387,700

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

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consist of the following (in thousands):

	As of December 31, 2011			As of September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$743,760	$(456,604)	$287,156	$743,760	$(504,304)	$239,456
Customer relationships	534,030	(78,318)	455,712	534,030	(99,454)	434,576
Technology	2,700	(2,700)	—	2,700	(2,700)	—

Total	$1,280,490	$(537,622)	$742,868	$1,280,490	$(606,458)	$674,032

Intangible assets are amortized based on the expected pattern of consumption. We recorded amortization expense of $79.1 million and $68.8 million for the nine months ended September 30, 2011 and 2012, respectively.

Note 8 Long-Term Debt

The carrying values and fair values of our notes payable and long-term debt were as follows (in thousands):

	As of December 31, 2011		As of September 30, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Intelsat S.A.:
6.5% Senior Notes due November 2013	$353,550	$354,434	$353,550	$366,808
Unamortized discount on 6.5% Senior Notes	(51,471)	—	(32,257)	—

Total Intelsat S.A. obligations	302,079	354,434	321,293	366,808

Intelsat Luxembourg:
11.25% Senior Notes due February 2017	2,805,000	2,706,825	2,805,000	2,955,909
11.5% / 12.5% Senior PIK Election Notes due February 2017	2,502,986	2,340,292	2,502,986	2,656,419

Total Intelsat Luxembourg obligations	5,307,986	5,047,117	5,307,986	5,612,328

Intelsat Jackson:
11.25% Senior Notes due June 2016	1,048,220	1,103,251	603,220	630,063
Unamortized premium on 11.25% Senior Notes	4,286	—	2,132	—
9.5% Senior Notes due June 2016	701,913	733,499	—	—
8.5% Senior Notes due November 2019	500,000	527,500	500,000	563,750
Unamortized discount on 8.5% Senior Notes	(3,545)	—	(3,303)	—
7.25% Senior Notes due October 2020	1,000,000	1,011,300	2,200,000	2,360,060
Unamortized premium on 7.25% Senior Notes	—	—	20,213	—
7.25% Senior Notes due April 2019	1,500,000	1,530,000	1,500,000	1,614,450
7.5% Senior Notes due April 2021	1,150,000	1,173,000	1,150,000	1,240,620
Senior Unsecured Credit Facilities due February 2014	195,152	182,468	195,152	190,039
New Senior Unsecured Credit Facilities due February 2014	810,876	758,169	810,876	803,416
Senior Secured Credit Facilities due April 2018	3,233,750	3,217,581	3,209,375	3,212,263
Unamortized discount on Senior Credit Facilities	(14,349)	—	(12,822)	—
Senior Secured Revolving Credit Facility	—	—	150,000	150,000

Total Intelsat Jackson obligations	10,126,303	10,236,768	10,324,843	10,764,661

New Dawn:
Senior Secured Debt Facility due 2017	109,625	109,625	14,070	14,070
Mezzanine Secured Debt Facility due 2019	82,580	82,580	68,508	68,508
10.5% Note Payable to Convergence Partners	502	502	—	—

Total New Dawn obligations	192,707	192,707	82,578	82,578

Horizons Holdings:
Loan Payable to JSAT	73,255	73,255	48,836	48,836

Total Horizons Holdings obligations	73,255	73,255	48,836	48,836

Total Intelsat S.A. long-term debt	16,002,330	$15,904,281	16,085,536	$16,875,211

Less:
Current portion of long-term debt	164,818		209,716

Total long-term debt, excluding current portion	$15,837,512		$15,875,820

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

Senior Secured Credit Facilities

On January 12, 2011, Intelsat Jackson Holdings S.A. (“Intelsat Jackson”), a wholly-owned subsidiary of Intelsat S.A., entered into a secured credit agreement (the “Intelsat Jackson Secured Credit Agreement”), which includes a $3.25 billion term loan facility maturing in April 2018 and a $500.0 million revolving credit facility with a five year maturity, and borrowed the full $3.25 billion under the term loan facility. The term loan facility requires regularly scheduled quarterly payments of principal equal to 0.25% of the original principal amount of the term loan beginning six months after January 12, 2011, with the remaining unpaid amount due and payable at maturity on April 2, 2018. Up to $350.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $70.0 million of the revolving credit facility is available for swingline loans. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. Intelsat Jackson is required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, at a rate per annum of 0.375%. As of September 30, 2012, Intelsat Jackson had $150.0 million outstanding under its revolving credit facility and $339.3 million (net of standby letters of credit) of availability remaining thereunder.

On October 3, 2012, Intelsat Jackson entered into an Amendment and Joinder Agreement (the “Jackson Credit Agreement Amendment”), which amended the Intelsat Jackson Secured Credit Agreement. As a result of the Jackson Credit Agreement Amendment, interest rates for borrowings under the term loan facility and the revolving credit facility will be (i) the London Inter-Bank Offered Rate (“LIBOR”) plus 3.25%, or (ii) the Above Bank Rate (“ABR”) plus 2.25%. Following the Jackson Credit Agreement Amendment, the interest rate may decrease to LIBOR plus 3.00% or ABR plus 2.00% based on the corporate family rating of Intelsat Jackson from Moody’s Investors Service, Inc. LIBOR and the ABR, plus the applicable margins, will be determined as specified in the Intelsat Jackson Secured Credit Agreement, as amended by the Jackson Credit Agreement Amendment, and LIBOR will not be less than 1.25% per annum.

The Intelsat Jackson Secured Credit Agreement includes two financial covenants. Intelsat Jackson must maintain a consolidated secured debt to consolidated EBITDA ratio equal to or less than 3.50 to 1.00 at the end of each fiscal quarter as well as a consolidated EBITDA to consolidated interest expense ratio equal to or greater than 1.75 to 1.00 at the end of each fiscal quarter, in each case as such financial measures are defined in the Intelsat Jackson Secured Credit Agreement. Intelsat Jackson was in compliance with these financial maintenance covenant ratios with a consolidated secured debt to consolidated EBITDA ratio of 1.58 to 1.00 and a consolidated EBITDA to consolidated interest expense ratio of 2.81 to 1.00 as of September 30, 2012.

New Dawn Credit Facilities

On December 5, 2008, New Dawn entered into a $215.0 million secured financing arrangement with an eight-year maturity that consisted of senior and mezzanine term loan facilities. The credit facilities were non-recourse to New Dawn’s shareholders, including us and our wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions. The senior facility provided for a commitment of up to $125.0 million. The interest rate on term loans under the senior facility was the aggregate of LIBOR plus an applicable margin between 3.0% and 4.0% and certain costs, if incurred. The mezzanine facility provided for a commitment of up to $90.0 million. The interest rate on term loans under the mezzanine facility was the aggregate of LIBOR plus an applicable margin between 5.3% and 6.3% and certain costs, if incurred. New Dawn was required to pay a commitment fee at a rate per annum of between  3/8% and  1/2% on any unused commitments under the credit facilities. New Dawn had aggregate outstanding borrowings of $82.6 million under its credit facilities as of September 30, 2012.

Subsequent to the April 2011 launch of the Intelsat New Dawn satellite, which experienced an anomaly resulting in the failure to deploy the C-band antenna reflector, the New Dawn joint venture filed a partial loss claim with its insurer. The claim was finalized and agreed to during 2011, resulting in total insurance recoveries of $118.0 million. As of December 31, 2011, $94.1 million was received from the insurers and held in a specific insurance proceeds account reflected as restricted cash in the accompanying condensed consolidated balance sheets. The remaining proceeds of $23.9 million were received from the insurers in the first quarter of 2012. In July 2012, a payment of $112.2 million was made out of restricted cash to prepay a portion of New Dawn’s outstanding borrowings under its credit facilities. In connection with this prepayment, we recognized a loss on early extinguishment of debt of $3.1 million during the third quarter of 2012, associated with the write-off of unamortized debt issuance costs.

On October 5, 2012, in conjunction with the New Dawn Equity Purchase (see Note 6(b)—Investments—New Dawn) we repaid the remaining $82.6 million outstanding under New Dawn’s credit facilities and designated the New Dawn entities as restricted subsidiaries for purposes of applicable indentures and credit agreements of ours and our subsidiaries. In connection with this repayment, we expect to recognize a loss on early extinguishment of debt of $2.7 million in the fourth quarter of 2012, associated with the write-off of unamortized debt issuance costs.

Intelsat Luxembourg Senior PIK Election Notes due 2017

In August 2012, we made an election to pay interest on the Intelsat Luxembourg Senior PIK Election Notes due 2017 entirely in cash for the interest period August 15, 2012 through February 15, 2013. For the interest periods beginning February 16, 2013, we are required to make all interest payments in cash.

2012 Intelsat Jackson Notes Offerings, Tender Offers and Redemptions

On April 26, 2012, Intelsat Jackson completed an offering of $1.2 billion aggregate principal amount of its 7  1/4% Senior Notes due 2020 (the “2020 Jackson Notes”). Intelsat Jackson had previously issued $1.0 billion aggregate principal amount of the 2020 Jackson Notes on September 30, 2010. The net proceeds from the April 2012 offering were used by Intelsat Jackson to repurchase $49.5 million aggregate principal amount of Intelsat Jackson’s outstanding 9  1/2% Senior Notes due 2016 (the “2016 Jackson 9  1/2% Notes”) and $10.1 million aggregate principal amount of Intelsat Jackson’s 11  1/4% Senior Notes due 2016 (the “2016 Jackson 11  1/4% Notes”) in tender offers launched on April 12, 2012 and completed on May 10, 2012. On June 15, 2012, Intelsat Jackson redeemed the remaining $652.4 million aggregate principal amount outstanding of the 2016 Jackson 9  1/2% Notes and an additional $434.9 million aggregate principal amount of the 2016 Jackson 11  1/4% Notes.

In connection with these tender offers and redemptions, we recognized a loss on early extinguishment of debt of $43.4 million during the second quarter of 2012, consisting of the difference between the carrying value of the aggregate debt repurchased or redeemed and the total cash amount paid (including related fees), and a write-off of unamortized debt premium and debt issuance costs.

On October 3, 2012, Intelsat Jackson completed an offering of $640.0 million aggregate principal amount of 6  5/8% Senior Notes due 2022. The net proceeds from the October 2012 offering were used by Intelsat Jackson to repurchase or redeem all of its outstanding $603.2 million principal amount of the 2016 Jackson 11  1/4% Notes. In connection with the tender offers and redemptions, we expect to recognize a loss on early extinguishment of debt of $23.6 million in the fourth quarter of 2012, consisting of the difference between the carrying value of the debt ultimately repurchased or redeemed and the total cash amount paid (including related fees), and a write-off of unamortized debt premium.

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

In connection with the 2011 Secured Loan Refinancing, certain of our interest rate swaps were assigned by Intelsat Sub Holdco and Intelsat Corp to Intelsat Jackson, and are now secured by a first priority security interest in the collateral that also secures obligations under the Intelsat Jackson Secured Credit Agreement (see Note 8—Long Term Debt).

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

As of September 30, 2012, we held interest rate swaps with aggregate notional amounts of $731.4 million and $1.6 billion which mature in March 2013 and January 2016, respectively. These swaps were entered into, as further described below, to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities, but have not been designated as hedges for accounting purposes. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest. On the interest rate reset date of September 14, 2012, the interest rate which the counterparties utilized to compute interest due to us was determined to be 0.39%.

Additionally, as of September 30, 2012, New Dawn had a floating-to-fixed interest rate swap to hedge future interest payments on its senior and mezzanine term loan facilities. The interest rate swap had an effective date of July 7, 2011, maturing on July 7, 2014, with a notional amount of $65.5 million for the mezzanine loan and varying notional amounts for the senior loan. We received an interest rate of three-month LIBOR and paid a fixed coupon of 3.72%. On the interest rate reset date of July 5, 2012, the interest rate which the counterparties utilized to compute interest due to us was 0.46%. This swap was undesignated as a hedge for accounting purposes. In July 2012, in conjunction with the prepayment of $112.2 million of New Dawn debt made out of restricted cash, we settled $69.0 million notional amount under the New Dawn interest rate swap associated with the senior term loan facilities for $4.1 million (see Note 8—Long-Term Debt—New Dawn Credit Facilities). On October 5, 2012, in conjunction with the repayment of the remaining New Dawn debt related to the New Dawn Equity Purchase (see Note 6(b)—Investments—New Dawn), we made a $5.3 million termination payment to the respective counterparties on New Dawn’s interest rate swap agreement, effectively settling the remaining notional amount.

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

All of our interest rate swaps were undesignated as of September 30, 2012. The swaps are marked-to-market quarterly with any change in fair value recorded within losses on derivative financial instruments in our condensed consolidated statements of operations. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of our derivatives. The fair value measurement of derivatives could result in either a net asset or a net liability position for us. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting arrangements as applicable and necessary. When the swaps are in a net liability position for us, the credit valuation adjustments are calculated by determining the total expected exposure of the derivatives, incorporating the current and potential future exposures and then applying an applicable credit spread to the exposure. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. The inputs utilized for our own credit spread are based on implied spreads from traded levels of our debt. Accordingly, as of September 30, 2012, we recorded a non-cash credit valuation adjustment of approximately $7.8 million as a reduction to our liability.

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

The following table sets forth the fair value of our derivatives by category (in thousands):

		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	December 31, 2011	September 30, 2012
Undesignated interest rate swaps	Other current liabilities	$14,828	$13,340
Undesignated interest rate swaps	Other long-term liabilities	80,690	76,485

Total derivatives		$95,518	$89,825

The following table sets forth the effect of the derivative instruments on the condensed consolidated statements of operations (in thousands):

Derivatives not designated as hedging instruments	Presentation in Statements of Operations	Three Months Ended September 30, 2011	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012
Undesignated interest rate swaps	Losses on derivative financial instruments	$5,356	$12,037	$28,458	$37,651
Put option embedded derivative	Losses on derivative financial instruments	—	—	(4,295)	—

Total losses on derivative financial instruments		$5,356	$12,037	$24,163	$37,651

Note 10 Income Taxes

The majority of our operations are located in taxable jurisdictions, including Luxembourg, the United States and the United Kingdom. Our Luxembourg companies that file tax returns as a consolidated group generated a loss for the nine months ended September 30, 2012. Due to our cumulative losses in recent years, and the inherent uncertainty associated with the realization of future taxable income in the foreseeable future, we recorded a full valuation allowance against the net operating losses generated in Luxembourg. The difference between tax expense (benefit) reported in the condensed consolidated statements of operations and tax computed at statutory rates is attributable to the valuation allowance on losses generated in Luxembourg, the provision for foreign taxes, which were principally in the United States and the United Kingdom, as well as withholding taxes on revenue earned in many of the foreign markets in which we operate.

As of December 31, 2011 and September 30, 2012, our gross unrecognized tax benefits were $64.8 million and $68.6 million, respectively (including interest and penalties), of which $46.6 million and $49.6 million, respectively, if recognized, would affect our effective tax rate. As of December 31, 2011 and September 30, 2012, we had recorded reserves for interest and penalties in the amount of $8.6 million and $10.9 million, respectively. We continue to recognize interest and, to the extent applicable, penalties with respect to the unrecognized tax benefits as income tax expense. Since December 31, 2011, the change in the balance of unrecognized tax benefits consisted of an increase of $0.9 million related to prior period tax positions and an increase of $2.9 million related to current tax positions.

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

In May 2012, India enacted new legislation that defines payments for satellite services as “royalties for the use of a process”. Due to the law’s retroactive application, and because it is contrary to recent Delhi High Court rulings as well as model commentaries issued by international tax bodies, we are likely to appeal any assessments we may receive as a result of the new law, and we believe that it is more likely than not that we would be successful with such appeals. As a result, we do not expect this new law to have a material impact on our provision for income taxes.

Prior to August 20, 2004, Intelsat Corp, joined with The DIRECTV Group and General Motors Corporation in filing a consolidated U.S. federal income tax return. In April 2004, Intelsat Corp entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among Intelsat Corp and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify Intelsat Corp for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from Intelsat Corp regarding any liability for the federal or consolidated state or local income taxes of General Motors Corporation and The DIRECTV Group, except those income taxes Intelsat Corp is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corp for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on, or prior to, the day of the closing of the PanAmSat Corporation recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, Intelsat Corp’s tax exposure after indemnification related to these periods is capped at $15.0 million, of which $4.0 million has been paid to date. The tax separation agreement with The DIRECTV Group is effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates. As of December 31, 2011 and September 30, 2012, we had a tax indemnification receivable of $2.3 million.

Note 11 Commitments and Contingencies

(a) Litigation and Claims

We are subject to litigation in the ordinary course of business. Management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

(b) LCO Protection

Most of the customer service commitments entered into prior to our privatization were transferred to us pursuant to novation agreements. Certain of these agreements contain provisions, including provisions for lifeline connectivity obligation (“LCO”) protection, which constrain our ability to price services in some circumstances. Our LCO contracts require us to provide customers with the right to renew their service commitments covered by LCO contracts at prices no higher than the prices charged for those services on the privatization date. Under some circumstances, we may also be required by an LCO contract to reduce the price for a service commitment covered by the contract. LCO protection may continue until July 18, 2013. As of September 30, 2012, we had approximately $71.8 million of backlog covered by LCO contracts and to date we have not been required to reduce prices for our LCO-protected service commitments. There can be no assurance that we will not be required to reduce prices in the future under our LCO commitments.

(c) Loss Contingency

Our indirect parent, Intelsat Global Holdings, entered into an agreement pursuant to which an independent third party made an investment commitment to us. This commitment was subject to certain terms and conditions and had a fixed duration. We previously loaned $10.0 million to Intelsat Global Holdings in connection with a fee paid to the third party under this agreement. The commitment expired on October 1, 2012 and the investment was not consummated. We recorded a $20.0 million pretax charge plus associated costs and expenses of $1.0 million in the third quarter of 2012 within other income (expense), net in the accompanying consolidated statement of operations. The charge consisted of the $10.0 million previously loaned to Intelsat Global Holdings, an additional $10.0 million that was loaned to Intelsat Global Holdings in the third quarter of 2012 and paid to the third party upon expiration of the commitment, and $1.0 million for related costs and expenses, the amount of which was loaned to Intelsat Global Holdings and paid to the third party in October 2012.

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

The geographic distribution of our revenue based upon billing region of the customer was as follows:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2012
North America	48%	47%
Europe	16%	16%
Africa and Middle East	16%	15%
Latin America and Caribbean	14%	15%
Asia Pacific	6%	7%

Approximately 4% of our revenue was derived from our largest customer during each of the three months ended September 30, 2011 and 2012. Our ten largest customers accounted for approximately 27% and 26% of our revenue for the three months ended September 30, 2011 and 2012, respectively.

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012
North America	47%	47%
Europe	16%	16%
Africa and Middle East	17%	16%
Latin America and Caribbean	14%	15%
Asia Pacific	6%	6%

Approximately 4% of our revenue was derived from our largest customer during each of the nine months ended September 30, 2011 and 2012. Our ten largest customers accounted for approximately 27% and 26% of our revenue for the nine months ended September 30, 2011 and 2012, respectively.

Our revenues were derived from the following services, with Off-Network and Other Revenues shown separately from On-Network Revenues (in thousands, except percentages):

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2012		Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2012
On-Network Revenues
Transponder services	$480,159	74%	$487,035	74%	$1,422,163	74%	$1,447,797	75%
Managed services	71,134	11%	69,751	11%	212,432	11%	202,928	11%
Channel	26,358	4%	22,744	4%	80,377	4%	70,025	4%

Total on-network revenues	577,651	89%	579,530	89%	1,714,972	89%	1,720,750	89%
Off-Network and Other Revenues
Transponder, MSS and other off-network services	62,794	10%	60,844	9%	178,942	9%	180,665	9%
Satellite-related services	12,436	2%	14,572	2%	41,601	2%	36,368	2%

Total off-network and other revenues	75,230	12%	75,416	12%	220,543	11%	217,033	11%

Total	$652,881	100%	$654,946	100%	$1,935,515	100%	$1,937,783	100%

Note 13 Related Party Transactions

(a) Shareholders’ Agreement

The shareholders of Intelsat Global entered into shareholders agreements on February 4, 2008. The shareholders agreements were assigned to Intelsat Global Holdings by amendments effective as of March 30, 2012. The shareholders agreements and the articles of incorporation of Intelsat Global Holdings provide, among other things, for the governance of Intelsat Global Holdings and its subsidiaries and provide specific rights to and limitations upon the holders of Intelsat Global Holdings’ share capital with respect to shares held by such holders.

(b) Monitoring Fee Agreement

Intelsat Luxembourg, our direct wholly-owned subsidiary, has a monitoring fee agreement dated February 4, 2008 (the “2008 MFA”) with BC Partners Limited and Silver Lake Management Company III, L.L.C. (together, the “2008 MFA Parties”), pursuant to which the 2008 MFA Parties provide certain monitoring, advisory and consulting services to Intelsat Luxembourg. We recorded expense for services associated with the 2008 MFA of $18.7 million and $18.8 million during the nine months ended September 30, 2011 and 2012, respectively.

(c) Ownership by Management

Certain directors, officers and key employees of Intelsat Global Holdings and its subsidiaries hold restricted shares, options and SCAs of Intelsat Global Holdings (see Note 3—Share-Based and Other Compensation Plans). In the aggregate, these shares and arrangements outstanding as of September 30, 2012 provided for the issuance of approximately 12.3% of the voting equity of Intelsat Global Holdings on a fully diluted basis.

(d) Horizons Holdings

We have a 50% ownership interest in Horizons Holdings as a result of a joint venture with JSAT (see Note 6(a)—Investments—Horizons Holdings).

(e) New Dawn

As of September 30, 2012, we had a 74.9% ownership interest in New Dawn as a result of the New Dawn Project Agreement with Convergence Partners. On October 5, 2012, we purchased the remaining ownership interest from Convergence Partners (see Note 6(b)—Investments—New Dawn).

(f) WP Com

We have a 49% ownership interest in WP Com as a result of a joint venture with Corporativo (see Note 6(c)—Investments—WP Com).

(g) Receivable from Parent

We had receivables from our indirect parent entities as of December 31, 2011 and September 30, 2012 of $16.8 million and $33.9 million, respectively.

Note 14 Supplemental Consolidating Financial Information

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

Other comprehensive income for the three months ended September 30, 2011 was $0.6 million compared to other comprehensive loss of $1.7 million for the three months ended September 30, 2012. Other comprehensive income for the nine months ended September 30, 2011 and 2012 was $2.9 million and $3.1 million, respectively. Other comprehensive income is fully attributable to the subsidiaries of Intelsat Jackson.

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2012

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents, net of restricted cash	$32	$92	$100,776	$130,346	$—	$231,246
Receivables, net of allowance	23	4	371	325,771	—	326,169
Deferred income taxes	—	—	—	25,925	—	25,925
Prepaid expenses and other current assets	804	6,266	153	46,635	(132)	53,726
Intercompany receivables	—	6,853	—	2,666,389	(2,673,242)	—

Total current assets	859	13,215	101,300	3,195,066	(2,673,374)	637,066

Satellites and other property and equipment, net	—	—	—	6,403,078	—	6,403,078
Goodwill	—	—	—	6,780,827	—	6,780,827
Non-amortizable intangible assets	—	—	—	2,458,100	—	2,458,100
Amortizable intangible assets, net	—	—	—	674,032	—	674,032
Investment in affiliates	(407,360)	4,921,442	17,563,967	1,010	(22,078,049)	1,010
Other assets	8,767	88,389	100,216	212,064	—	409,436

Total assets	$(397,734)	$5,023,046	$17,765,483	$19,724,177	$(24,751,423)	$17,363,549

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,524	$—	$612	$146,156	$(132)	$149,160
Accrued interest payable	9,575	77,102	248,080	2,073	—	336,830
Current portion of long-term debt	—	—	182,500	27,216	—	209,716
Deferred satellite performance incentives	—	—	—	19,772	—	19,772
Other current liabilities	—	—	12,727	145,820	—	158,547
Intercompany payables	487,679	—	2,185,563	—	(2,673,242)	—

Total current liabilities	499,778	77,102	2,629,482	341,037	(2,673,374)	874,025
Long-term debt, net of current portion	321,293	5,307,986	10,142,343	104,198	—	15,875,820
Deferred satellite performance incentives, net of current portion	—	—	—	157,992	—	157,992
Deferred revenue, net of current portion	—	—	—	807,164	—	807,164
Deferred income taxes	—	—	—	274,374	—	274,374
Accrued retirement benefits	—	—	—	284,450	—	284,450
Other long-term liabilities	—	43,809	72,216	183,760	—	299,785

Noncontrolling interest	—	—	—	8,744	—	8,744

Shareholder’s equity (deficit):
Ordinary shares	5,000	669,036	4,322,473	8,773,388	(13,764,897)	5,000
Other shareholder’s equity (deficit)	(1,223,805)	(1,074,887)	598,969	8,789,070	(8,313,152)	(1,223,805)

Total liabilities and shareholder’s equity (deficit)	$(397,734)	$5,023,046	$17,765,483	$19,724,177	$(24,751,423)	$17,363,549

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

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated

Revenue	$—	$—	$—	$654,946	$—	$654,946

Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	—	—	—	102,908	—	102,908
Selling, general and administrative	847	6,287	131	39,646	—	46,911
Depreciation and amortization	—	—	—	191,972	—	191,972
Losses on derivative financial instruments	—	—	11,277	760	—	12,037

Total operating expenses	847	6,287	11,408	335,286	—	353,828

Income (loss) from operations	(847)	(6,287)	(11,408)	319,660	—	301,118
Interest (income) expense, net	15,996	152,724	191,022	(47,791)	—	311,951
Loss on early extinguishment of debt	—	—	(2)	(3,104)	—	(3,106)
Subsidiary income	3,372	164,782	367,212	—	(535,366)	—
Other income (expense), net	(12)	—	2	(970)	(21,000)	(21,980)

Income (loss) before income taxes	(13,483)	5,771	164,782	363,377	(556,366)	(35,919)
Benefit from income taxes	—	—	—	(1,517)	—	(1,517)

Net income (loss)	(13,483)	5,771	164,782	364,894	(556,366)	(34,402)
Net income attributable to noncontrolling interest	—	—	—	(81)	—	(81)

Net income (loss) attributable to Intelsat S.A.	$(13,483)	$5,771	$164,782	$364,813	$(556,366)	$(34,483)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated

Revenue	$—	$—	$—	$652,881	$—	$652,881

Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	—	—	—	110,668	—	110,668
Selling, general and administrative	2,385	6,203	244	41,935	—	50,767
Depreciation and amortization	—	—	—	193,841	—	193,841
Losses on derivative financial instruments	—	—	3,379	1,977	—	5,356

Total operating expenses	2,385	6,203	3,623	348,421	—	360,632

Income (loss) from operations	(2,385)	(6,203)	(3,623)	304,460	—	292,249
Interest expense, net	14,387	152,636	149,505	905	—	317,433
Subsidiary income	16,330	175,347	328,474	—	(520,151)	—
Loss from previously unconsolidated affiliates	—	—	—	(20,188)	—	(20,188)
Other income (expense), net	—	(1)	1	585	—	585

Income (loss) before income taxes	(442)	16,507	175,347	283,952	(520,151)	(44,787)
Benefit from income taxes	—	—	—	(42,678)	—	(42,678)

Net income (loss)	(442)	16,507	175,347	326,630	(520,151)	(2,109)
Net loss attributable to noncontrolling interest	—	—	—	1,667	—	1,667

Net income (loss) attributable to Intelsat S.A.	$(442)	$16,507	$175,347	$328,297	$(520,151)	$(442)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated

Revenue	$—	$—	$20,528	$1,937,789	$(20,534)	$1,937,783

Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	—	—	—	327,751	(20,527)	307,224
Selling, general and administrative	2,902	18,992	1,105	128,308	(7)	151,300
Depreciation and amortization	—	—	17,104	550,368	—	567,472
Losses on derivative financial instruments	—	—	36,053	1,598	—	37,651

Total operating expenses	2,902	18,992	54,262	1,008,025	(20,534)	1,063,647

Income (loss) from operations	(2,902)	(18,992)	(33,734)	929,764	—	874,136
Interest (income) expense, net	47,156	457,983	610,347	(165,413)	—	950,073
Loss on early extinguishment of debt	—	—	(43,385)	(3,104)	—	(46,489)
Subsidiary income (loss)	(71,870)	412,763	1,100,236	—	(1,441,129)	—
Other income (expense), net	(13)	(1)	(7)	39	(21,000)	(20,982)

Income (loss) before income taxes	(121,941)	(64,213)	412,763	1,092,112	(1,462,129)	(143,408)
Benefit from income taxes	—	—	—	(1,110)	—	(1,110)

Net income (loss)	(121,941)	(64,213)	412,763	1,093,222	(1,462,129)	(142,298)
Net income attributable to noncontrolling interest	—	—	—	(643)	—	(643)

Net income (loss) attributable to Intelsat S.A.	$(121,941)	$(64,213)	$412,763	$1,092,579	$(1,462,129)	$(142,941)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated

Revenue	$—	$—	$—	$1,935,515	$—	$1,935,515

Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	—	—	—	316,749	—	316,749
Selling, general and administrative	3,982	19,049	820	133,665	—	157,516
Depreciation and amortization	—	—	—	583,196	—	583,196
Losses on derivative financial instruments	—	—	23,716	447	—	24,163

Total operating expenses	3,982	19,049	24,536	1,034,057	—	1,081,624

Income (loss) from operations	(3,982)	(19,049)	(24,536)	901,458	—	853,891
Interest expense, net	58,011	460,023	442,774	31,276	—	992,084
Loss on early extinguishment of debt	(78,960)	—	(28,963)	(218,260)	—	(326,183)
Subsidiary income (loss)	(288,455)	197,706	693,978	—	(603,229)	—
Loss from previously unconsolidated affiliates	—	—	—	(24,658)	—	(24,658)
Other income (expense), net	—	(1)	1	7,753	—	7,753

Income (loss) before income taxes	(429,408)	(281,367)	197,706	635,017	(603,229)	(481,281)
Benefit from income taxes	—	—	—	(48,931)	—	(48,931)

Net income (loss)	(429,408)	(281,367)	197,706	683,948	(603,229)	(432,350)
Net loss attributable to noncontrolling interest	—	—	—	2,942	—	2,942

Net income (loss) attributable to Intelsat S.A.	$(429,408)	$(281,367)	$197,706	$686,890	$(603,229)	$(429,408)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated

Cash flows from operating activities:	$(15,767)	$(626,643)	$184,445	$1,017,528	$—	$559,563

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	—	(715,101)	—	(715,101)
Disbursements for intercompany loans	—	—	—	(145,286)	145,286	—
Loan to affiliated party	—	—	—	(10,000)	—	(10,000)
Investment in subsidiaries	(4,889)	—	(42,491)	—	47,380	—
Dividend from affiliates	18,390	644,218	316,500	—	(979,108)	—

Net cash provided by (used in) investing activities	13,501	644,218	274,009	(870,387)	(786,442)	(725,101)

Cash flows from financing activities:
Repayments of long-term debt	—	—	(1,461,288)	(27,725)	—	(1,489,013)
Proceeds from issuance of long-term debt	—	—	1,661,000	—	—	1,661,000
Proceeds from intercompany borrowing	1,800	—	143,486	—	(145,286)	—
Debt issuance costs	—	—	(19,444)	—	—	(19,444)
Payment of premium on early retirement of debt	—	—	(39,477)	—	—	(39,477)
Principal payments on deferred satellite performance incentives	—	—	—	(11,666)	—	(11,666)
Capital contribution from parent	—	—	—	47,380	(47,380)	—
Dividends to shareholders	—	(18,390)	(644,218)	(316,500)	979,108	—
Capital contribution from noncontrolling interest	—	—	—	12,209	—	12,209
Dividends paid to noncontrolling interest	—	—	—	(6,782)	—	(6,782)

Net cash provided by (used in) financing activities	1,800	(18,390)	(359,941)	(303,084)	786,442	106,827

Effect of exchange rate changes on cash and cash equivalents	(13)	(1)	(6)	(4,723)	—	(4,743)

Net change in cash and cash equivalents	(479)	(816)	98,507	(160,666)	—	(63,454)
Cash and cash equivalents, beginning of period	511	908	2,269	291,012	—	294,700

Cash and cash equivalents, end of period	$32	$92	$100,776	$130,346	$—	$231,246

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

Other comprehensive income for the three months ended September 30, 2011 was $0.6 million compared to other comprehensive loss of $1.7 million for the three months ended September 30, 2012. Other comprehensive income for the nine months ended September 30, 2011 and 2012 was $2.9 million and $3.1 million, respectively. Other comprehensive income is fully attributable to the Subsidiary Guarantors, which are consolidated within Intelsat Jackson as well.

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2012

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents, net of restricted cash	$32	$92	$175,412	$74,635	$55,710	$(74,635)	$231,246
Receivables, net of allowance	23	4	229,450	229,079	96,692	(229,079)	326,169
Deferred income taxes	—	—	23,829	23,829	2,096	(23,829)	25,925
Prepaid expenses and other current assets	804	6,266	29,828	29,675	17,175	(30,022)	53,726
Intercompany receivables	—	6,853	514,235	2,699,798	—	(3,220,886)	—

Total current assets	859	13,215	972,754	3,057,016	171,673	(3,578,451)	637,066

Satellites and other property and equipment, net	—	—	6,152,026	6,152,026	267,584	(6,168,558)	6,403,078
Goodwill	—	—	6,780,827	6,780,827	—	(6,780,827)	6,780,827
Non-amortizable intangible assets	—	—	2,458,100	2,458,100	—	(2,458,100)	2,458,100
Amortizable intangible assets, net	—	—	674,032	674,032	—	(674,032)	674,032
Investment in affiliates	(407,188)	4,921,614	213,159	213,159	10	(4,939,744)	1,010
Other assets	8,767	88,389	282,649	182,432	23,404	(176,205)	409,436

Total assets	$(397,562)	$5,023,218	$17,533,547	$19,517,592	$462,671	$(24,775,917)	$17,363,549

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,524	$—	$118,587	$117,976	$28,396	$(118,323)	$149,160
Accrued interest payable	9,575	77,102	249,874	1,794	279	(1,794)	336,830
Current portion of long-term debt	—	—	182,500	—	27,216	—	209,716
Deferred satellite performance incentives	—	—	18,542	18,542	1,230	(18,542)	19,772
Other current liabilities	—	—	149,338	136,609	10,542	(137,942)	158,547
Intercompany payables	487,679	—	—	—	33,409	(521,088)	—

Total current liabilities	499,778	77,102	718,841	274,921	101,072	(797,689)	874,025
Long-term debt, net of current portion	321,293	5,307,986	10,142,343	—	104,198	—	15,875,820
Deferred satellite performance incentives, net of current portion	—	—	155,752	155,752	2,240	(155,752)	157,992
Deferred revenue, net of current portion	—	—	814,162	814,162	7,999	(829,159)	807,164
Deferred income taxes	—	—	251,962	251,962	16,215	(245,765)	274,374
Accrued retirement benefits	—	—	284,450	284,450	—	(284,450)	284,450
Other long-term liabilities	—	43,809	244,423	172,207	11,553	(172,207)	299,785

Noncontrolling interest	—	—	—	—	8,744	—	8,744

Shareholder’s equity (deficit):
Ordinary shares	5,000	669,036	4,322,518	8,773,388	24	(13,764,966)	5,000
Other shareholder’s equity (deficit)	(1,223,633)	(1,074,715)	599,096	8,790,750	210,626	(8,525,929)	(1,223,805)

Total liabilities and shareholder’s equity (deficit)	$(397,562)	$5,023,218	$17,533,547	$19,517,592	$462,671	$(24,775,917)	$17,363,549

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

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated

Revenue	$—	$—	$581,615	$581,615	$185,113	$(693,397)	$654,946

Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	—	—	63,294	63,294	151,396	(175,076)	102,908
Selling, general and administrative	847	6,287	28,354	28,223	11,423	(28,223)	46,911
Depreciation and amortization	—	—	182,263	182,263	10,023	(182,577)	191,972
Losses on derivative financial instruments	—	—	11,277	—	760	—	12,037

Total operating expenses	847	6,287	285,188	273,780	173,602	(385,876)	353,828

Income (loss) from operations	(847)	(6,287)	296,427	307,835	11,511	(307,521)	301,118
Interest (income) expense, net	15,996	152,724	141,152	(49,869)	2,079	49,869	311,951
Loss on early extinguishment of debt	—	—	(2)	—	(3,104)	—	(3,106)
Subsidiary income	3,391	164,801	12,860	12,860	—	(193,912)	—
Other income (expense), net	(12)	—	1,740	1,740	(2,376)	(23,072)	(21,980)

Income (loss) before income taxes	(13,464)	5,790	169,873	372,304	3,952	(574,374)	(35,919)
Benefit from income taxes	—	—	5,072	5,072	(6,589)	(5,072)	(1,517)

Net income (loss)	(13,464)	5,790	164,801	367,232	10,541	(569,302)	(34,402)
Net income attributable to noncontrolling interest	—	—	—	—	(81)	—	(81)

Net income (loss) attributable to Intelsat, S.A.	$(13,464)	$5,790	$164,801	$367,232	$10,460	$(569,302)	$(34,483)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated

Revenue	$—	$—	$571,985	$571,985	$181,897	$(672,986)	$652,881

Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	—	—	65,337	65,337	146,333	(166,339)	110,668
Selling, general and administrative	2,385	6,203	33,691	33,447	8,488	(33,447)	50,767
Depreciation and amortization	—	—	183,442	183,442	10,714	(183,757)	193,841
Losses on derivative financial instruments	—	—	3,380	—	1,976	—	5,356

Total operating expenses	2,385	6,203	285,850	282,226	167,511	(383,543)	360,632

Income (loss) from operations	(2,385)	(6,203)	286,135	289,759	14,386	(289,443)	292,249
Interest (income) expense, net	14,387	152,636	146,157	(3,347)	4,253	3,347	317,433
Subsidiary income	16,359	175,376	13,050	13,050	—	(217,835)	—
Loss from previously unconsolidated affiliates	—	—	(20,188)	(20,188)	—	20,188	(20,188)
Other income (expense), net	—	(1)	1,238	1,238	(307)	(1,583)	585

Income (loss) before income taxes	(413)	16,536	134,078	287,206	9,826	(492,020)	(44,787)
Benefit from income taxes	—	—	(41,298)	(41,298)	(1,380)	41,298	(42,678)

Net income (loss)	(413)	16,536	175,376	328,504	11,206	(533,318)	(2,109)
Net loss attributable to noncontrolling interest	—	—	—	—	1,667	—	1,667

Net income (loss) attributable to Intelsat S.A.	$(413)	$16,536	$175,376	$328,504	$12,873	$(533,318)	$(442)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated

Revenue	$—	$—	$1,718,186	$1,718,190	$543,803	$(2,042,396)	$1,937,783

Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	—	—	194,870	215,397	436,559	(539,602)	307,224
Selling, general and administrative	2,902	18,992	93,022	91,921	36,384	(91,921)	151,300
Depreciation and amortization	—	—	538,371	521,267	30,046	(522,212)	567,472
Losses on derivative financial instruments	—	—	36,053	—	1,598	—	37,651

Total operating expenses	2,902	18,992	862,316	828,585	504,587	(1,153,735)	1,063,647

Income (loss) from operations	(2,902)	(18,992)	855,870	889,605	39,216	(888,661)	874,136
Interest (income) expense, net	47,156	457,983	434,154	(176,193)	10,780	176,193	950,073
Loss on early extinguishment of debt	—	—	(43,385)	—	(3,104)	—	(46,489)
Subsidiary income (loss)	(71,798)	412,835	24,538	24,538	—	(390,113)	—
Other income (expense), net	(13)	(1)	5,328	5,334	(4,296)	(27,334)	(20,982)

Income (loss) before income taxes	(121,869)	(64,141)	408,197	1,095,670	21,036	(1,482,301)	(143,408)
Provision for (benefit from) income taxes	—	—	(4,638)	(4,638)	3,512	4,654	(1,110)

Net income (loss)	(121,869)	(64,141)	412,835	1,100,308	17,524	(1,486,955)	(142,298)
Net income attributable to noncontrolling interest	—	—	—	—	(643)	—	(643)

Net income (loss) attributable to Intelsat, S.A.	$(121,869)	$(64,141)	$412,835	$1,100,308	$16,881	$(1,486,955)	$(142,941)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated

Revenue	$—	$—	$1,714,752	$1,714,752	$508,811	$(2,002,800)	$1,935,515

Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	—	—	191,443	191,443	413,354	(479,491)	316,749
Selling, general and administrative	3,982	19,049	100,456	99,637	34,029	(99,637)	157,516
Depreciation and amortization	—	—	558,503	558,503	25,008	(558,818)	583,196
(Gains) Losses on derivative financial instruments	—	—	19,255	(4,461)	4,908	4,461	24,163

Total operating expenses	3,982	19,049	869,657	845,122	477,299	(1,133,485)	1,081,624

Income (loss) from operations	(3,982)	(19,049)	845,095	869,630	31,512	(869,315)	853,891
Interest expense, net	58,011	460,023	467,479	24,705	6,571	(24,705)	992,084
Loss on early extinguishment of debt	(78,960)	—	(247,223)	(218,261)	—	218,261	(326,183)
Subsidiary income (loss)	(288,325)	197,836	37,595	37,595	—	15,299	—
Loss from previously unconsolidated affiliates	—	—	(24,658)	(24,658)	—	24,658	(24,658)
Other income (expense), net	—	(1)	2,336	2,336	5,863	(2,781)	7,753

Income (loss) before income taxes	(429,278)	(281,237)	145,666	641,937	30,804	(589,173)	(481,281)
Provision for (benefit from) income taxes	—	—	(52,170)	(52,170)	3,239	52,170	(48,931)

Net income (loss)	(429,278)	(281,237)	197,836	694,107	27,565	(641,343)	(432,350)
Net loss attributable to noncontrolling interest	—	—	—	—	2,942	—	2,942

Net income (loss) attributable to Intelsat S.A.	$(429,278)	$(281,237)	$197,836	$694,107	$30,507	$(641,343)	$(429,408)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated

Cash flows from operating activities:	$(15,767)	$(626,643)	$1,135,227	$846,682	$66,746	$(846,682)	$559,563

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	(708,494)	(708,494)	(6,607)	708,494	(715,101)
Repayment from (disbursements for) intercompany loans	—	—	15,562	(23,771)	—	8,209	—
Loan to affiliated party			(10,000)	(10,000)		10,000	(10,000)
Investment in subsidiaries	(4,889)	—	261	261	—	4,367	—
Dividend from affiliates	18,390	644,218	17,307	17,307	—	(697,222)	—
Other investing activities	—	—	—	—	—	—	—

Net cash provided by (used in) investing activities	13,501	644,218	(685,364)	(724,697)	(6,607)	33,848	(725,101)

Cash flows from financing activities:
Repayments of long-term debt	—	—	(1,461,288)	—	(27,725)	—	(1,489,013)
Proceeds from issuance of long-term debt	—	—	1,661,000	—	—	—	1,661,000
Proceeds from (repayment of) intercompany borrowing	1,800	—	—	—	(17,362)	15,562	—
Debt issuance costs	—	—	(19,444)	—	—	—	(19,444)
Payment of premium on early retirement of debt	—	—	(39,477)	—	—	—	(39,477)
Principal payments on deferred satellite performance incentives	—	—	(10,767)	(10,767)	(899)	10,767	(11,666)
Capital contribution from parent	—	—	—	42,437	4,628	(47,065)	—
Dividends to shareholders	—	(18,390)	(644,218)	(316,500)	(17,307)	996,415	—
Capital contribution from noncontrolling interest	—	—	—	—	12,209	—	12,209
Dividends paid to noncontrolling interest	—	—	—	—	(6,782)	—	(6,782)

Net cash provided by (used in) financing activities	1,800	(18,390)	(514,194)	(284,830)	(53,238)	975,679	106,827

Effect of exchange rate changes on cash and cash equivalents	(13)	(1)	(432)	(426)	(4,297)	426	(4,743)

Net change in cash and cash equivalents	(479)	(816)	(64,763)	(163,271)	2,604	163,271	(63,454)
Cash and cash equivalents, beginning of period	511	908	240,175	237,906	53,106	(237,906)	294,700

Cash and cash equivalents, end of period	$32	$92	$175,412	$74,635	$55,710	$(74,635)	$231,246

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated

Cash flows from operating activities:	$(33,898)	$(557,342)	$1,260,055	$1,319,179	$6,782	$(1,321,556)	$673,220

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	(566,434)	(566,434)	(51,056)	568,811	(615,113)

Repayment from (disbursements for) intercompany loans	—	—	15,767	(7,554)	787	(9,000)	—
Capital contributions to previously unconsolidated affiliates	—	—	(12,209)	(12,209)	—	12,209	(12,209)
Investment in subsidiaries	(3,100)	—	(6,671)	(6,671)	—	16,442	—
Dividend from affiliates	559,801	1,108,034	17,267	17,267	—	(1,702,369)	—
Other investing activities	—	—	6,710	6,710	—	(6,710)	6,710

Net cash provided by (used in) investing activities	556,701	1,108,034	(545,570)	(568,891)	(50,269)	(1,120,617)	(620,612)

Cash flows from financing activities:
Repayments of long-term debt	(485,841)	—	(5,837,178)	(5,289,423)	—	5,289,423	(6,323,019)
Proceeds from issuance of long-term debt	—	—	6,083,750	—	35,675	—	6,119,425
Proceeds from (repayment of) intercompany borrowing	—	—	(787)	110,940	(15,767)	(94,386)	—
Debt issuance costs	—	—	(69,339)	—	—	—	(69,339)
Payment of premium on early retirement of debt	(36,770)	—	(134,277)	(108,163)	—	108,163	(171,047)
Principal payments on deferred satellite performance incentives	—	—	(10,361)	(10,361)	(415)	10,361	(10,776)
Capital contribution from parent	—	—	—	5,027,932	9,771	(5,037,703)	—
Dividends to shareholders	—	(559,801)	(1,108,034)	(781,374)	(17,267)	2,466,476	—
Noncontrolling interest in New Dawn	—	—	—	—	1,734	—	1,734

Net cash provided by (used in) financing activities	(522,611)	(559,801)	(1,076,226)	(1,050,449)	13,731	2,742,334	(453,022)

Effect of exchange rate changes on cash and cash equivalents	—	—	(951)	(953)	3,856	953	2,905

Net change in cash and cash equivalents	192	(9,109)	(362,692)	(301,114)	(25,900)	301,114	(397,509)
Cash and cash equivalents, beginning of period	7,315	10,017	595,472	468,867	80,126	(468,867)	692,930

Cash and cash equivalents, end of period	$7,507	$908	$232,780	$167,753	$54,226	$(167,753)	$295,421

(Certain totals may not add due to the effects of rounding)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

2012 Intelsat Jackson Notes Offerings, Tender Offers and Redemptions

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

On October 3, 2012, Intelsat Jackson completed an offering of $640.0 million aggregate principal amount of the 6  5/8% Senior Notes due 2022 (the “6  5/8% Notes”). The net proceeds from the October 2012 offering were used by Intelsat Jackson to repurchase or redeem all of its outstanding $603.2 million principal amount of the 2016 Jackson 11  1/4% Notes. In connection with the tender offers and redemptions, we expect to recognize a loss on early extinguishment of debt of $23.6 million in the fourth quarter of 2012, consisting of the difference between the carrying value of the debt ultimately repurchased or redeemed and the total cash amount paid (including related fees), and a write-off of unamortized debt premium.

Results of Operations

Three Months Ended September 30, 2011 and 2012

The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

			Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2012
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2012	Increase (Decrease)	Percentage Change
Revenue	$652,881	$654,946	$2,065	0%
Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	110,668	102,908	(7,760)	(7)
Selling, general and administrative	50,767	46,911	(3,856)	(8)
Depreciation and amortization	193,841	191,972	(1,869)	(1)
Losses on derivative financial instruments	5,356	12,037	6,681	NM

Total operating expenses	360,632	353,828	(6,804)	(2)

Income from operations	292,249	301,118	8,869	3
Interest expense, net	317,433	311,951	(5,482)	(2)
Loss on early extinguishment of debt	—	(3,106)	(3,106)	NM

Loss from previously unconsolidated affiliates	(20,188)	—	20,188	NM
Other income (expense), net	585	(21,980)	(22,565)	NM

Loss before income taxes	(44,787)	(35,919)	8,868	20
Benefit from income taxes	(42,678)	(1,517)	41,161	(96)

Net loss	(2,109)	(34,402)	(32,293)	NM %
Net (income) loss attributable to noncontrolling interest	1,667	(81)	(1,748)	NM

Net loss attributable to Intelsat S.A.	$(442)	$(34,483)	$(34,041)	NM %

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

The following table sets forth our comparative revenue by service type, with Off-Network and Other Revenues shown separately from On-Network Revenues, for the periods shown (in thousands, except percentages):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2012	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$480,159	$487,035	$6,876	1%
Managed services	71,134	69,751	(1,383)	(2)
Channel	26,358	22,744	(3,614)	(14)

Total on-network revenues	577,651	579,530	1,879	0
Off-Network and Other Revenues
Transponder, MSS and other off-network services	62,794	60,844	(1,950)	(3)
Satellite-related services	12,436	14,572	2,136	17

Total off-network and other revenues	75,230	75,416	186	0

Total	$652,881	$654,946	$2,065	0%

Total revenue for the three months ended September 30, 2012 increased by $2.1 million as compared to the three months ended September 30, 2011. By service type, our revenues increased or decreased due to the following:

On-Network Revenues:

•

Transponder services—an aggregate increase of $6.9 million, primarily due to an $8.8 million increase in revenue from growth in capacity sold to media customers largely in the Europe, the Latin America and Caribbean and the Asia-Pacific regions, partially offset by an aggregate $2.7 million decrease in revenue from network services customers, reflecting a decline in the Europe region for services provided in Africa and an increase in the Latin America and Caribbean region.

•

Managed services—an aggregate decrease of $1.4 million, largely due to a decrease in revenue from network services customers for international trunking primarily in Africa, a trend which we expect will continue due to the migration of services in this region to fiber optic cable, partially offset by increases in broadband services for mobility applications.

•

Channel—an aggregate decrease of $3.6 million related to a continued decline from the migration of international point-to-point satellite traffic to fiber optic cable, a trend which we expect will continue.

Off-Network and Other Revenues:

•	Transponder, MSS and other off-network services—an aggregate decrease of $2.0 million, primarily due to declines in off-network transponder services for network services and media customers.

•

Satellite-related services—an aggregate increase of $2.1 million, primarily due to higher professional fees earned for providing government professional services and flight operations support for third-party satellites as compared to the third quarter of 2011.

Operating Expenses

Direct Costs of Revenue (Excluding Depreciation and Amortization)

Direct costs of revenue decreased by $7.8 million, or 7%, to $102.9 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The decrease was primarily due to $4.4 million of higher service costs in 2011 associated with the accounting for our revenue and cost sharing arrangements with JSAT International, Inc. (“JSAT”) related to the consolidation of the Horizons Satellite Holdings, LLC (“Horizons Holdings”) joint venture on September 30, 2011. Further, in 2012 there was a $2.2 million decline in costs attributable to purchases of off-network fixed satellite services (“FSS”) capacity and other third-party services, as well as a $1.2 million decrease in office and operational expenses.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $3.9 million, or 8%, to $46.9 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The decrease was primarily due to a $2.6 million decrease in bad debt expense and $1.7 million of lower professional fees, partially offset by a net $1.2 million increase in staff related expenses largely due to non-cash stock compensation costs associated with the amended and restated Intelsat Global, Ltd. 2008 Share Incentive Plan (the “2008 Share Plan”).

Depreciation and Amortization

Depreciation and amortization expense decreased by $1.9 million, or 1%, to $192.0 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This decrease was primarily due to the following:

•	a net decrease of $10.9 million in depreciation expense due to the timing of certain satellites becoming fully depreciated and changes in estimated remaining useful lives of certain satellites;

•

a decrease of $3.4 million in amortization expense primarily due to changes in the expected pattern of consumption of amortizable intangible assets as these assets primarily include acquired backlog, which relates to contracts covering varying periods that expire over time, and acquired customer relationships for which the value diminishes over time; and

•	a decrease of $2.6 million in depreciation expense due to the timing of ground and other assets placed in service or becoming fully depreciated; partially offset by

•	an increase of $15.3 million in depreciation expense resulting from the impact of satellites placed into service during 2011 and 2012.

Losses on Derivative Financial Instruments

Losses on derivative financial instruments were $12.0 million for the three months ended September 30, 2012 compared to $5.4 million for the three months ended September 30, 2011. The losses on derivative financial instruments are related to the net loss on our interest rate swaps, which reflects interest expense accrued on the interest rate swaps as well as the change in fair value.

Interest Expense, Net

Interest expense, net consists of the gross interest expense we incur less the amount of interest we capitalize related to capital assets under construction and less interest income earned. As of September 30, 2012, we also held interest rate swaps with an aggregate notional amount of $2.3 billion to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities. The swaps have not been designated as hedges for accounting purposes. Interest expense, net decreased by $5.4 million, or 2%, to $312.0 million for the three months ended September 30, 2012, as compared to $317.4 million for the three months ended September 30, 2011. The decrease in interest expense, net was principally due to the following:

•

a net decrease of $7.7 million in interest expense as a result of our notes offering, repurchases and redemptions in the first half of 2012 (see—Liquidity and Capital Resources—Long-Term Debt—2012 Intelsat Jackson Notes Offerings, Tender Offers and Redemptions); partially offset by

•	an increase of $3.0 million from lower capitalized interest resulting from decreased levels of satellites and related assets under construction.

Non-cash items in total interest expense, net were $13.7 million for the three months ended September 30, 2012, primarily for amortization of deferred financing fees incurred as a result of new or refinanced debt and the amortization and accretion of discounts and premiums.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $3.1 million for the three months ended September 30, 2012, with no similar charge for the three months ended September 30, 2011. The 2012 loss was comprised of the write-off of unamortized debt issuance costs in connection with the prepayment of $112.2 million of New Dawn debt from restricted cash relating to proceeds received from an insurance claim (see—Liquidity and Capital Resources—Long-Term Debt— New Dawn Equity Purchase and Repayments of Credit Facilities).

Loss from Previously Unconsolidated Affiliates

Loss from previously unconsolidated affiliates was $20.2 million for the three months ended September 30, 2011 with no comparable amount for the three months ended September 30, 2012, due to the consolidation of the Horizons Holdings joint venture in September 2011 (see Note 6(a)—Investments—Horizons Holdings).

Other Income (Expense), Net

Other expense, net was $22.0 million for the three months ended September 30, 2012 as compared to other income, net of $0.6 million for the three months ended September 30, 2011. The difference of $22.6 million was primarily due to a $20.0 million pre-tax charge plus $1.0 million of associated costs and expenses in connection with the expiration of an unconsummated third-party investment commitment, together with a $1.4 million increase in exchange rate losses, primarily related to our business conducted in Brazilian reais and euros.

Benefit from Income Taxes

Our benefit from income taxes was $1.5 million for the three months ended September 30, 2012 as compared to a benefit of $42.7 million for the three months ended September 30, 2011. The difference was principally due to the tax benefit associated with the 2011 Horizons remeasurement charge and the release of certain valuation allowances on Intelsat Corporation’s deferred state tax assets relating to internal subsidiary mergers during the three months ended September 30, 2011.

Cash paid for income taxes, net of refunds, totaled $4.6 million and $7.6 million for the three months ended September 30, 2011 and 2012, respectively.

Nine Months Ended September 30, 2011 and 2012

The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

			Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2012
	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Increase (Decrease)	Percentage Change
Revenue	$1,935,515	$1,937,783	$2,268	0%
Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	316,749	307,224	(9,525)	(3)
Selling, general and administrative	157,516	151,300	(6,216)	(4)
Depreciation and amortization	583,196	567,472	(15,724)	(3)
Losses on derivative financial instruments	24,163	37,651	13,488	56

Total operating expenses	1,081,624	1,063,647	(17,977)	(2)

Income from operations	853,891	874,136	20,245	2
Interest expense, net	992,084	950,073	(42,011)	(4)
Loss on early extinguishment of debt	(326,183)	(46,489)	279,694	86

Loss from previously unconsolidated affiliates	(24,658)	—	24,658	NM
Other income (expense), net	7,753	(20,982)	(28,735)	NM

Loss before income taxes	(481,281)	(143,408)	337,873	70
Benefit from income taxes	(48,931)	(1,110)	47,821	(98)

Net loss	(432,350)	(142,298)	290,052	67%
Net (income) loss attributable to noncontrolling interest	2,942	(643)	(3,585)	NM

Net loss attributable to Intelsat S.A.	$(429,408)	$(142,941)	$286,467	67%

Revenue

The following table sets forth our comparative revenue by service type, with Off-Network and Other Revenues shown separately from On-Network Revenues, for the periods shown (in thousands, except percentages):

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$1,422,163	$1,447,797	$25,634	2%
Managed services	212,432	202,928	(9,504)	(4)
Channel	80,377	70,025	(10,352)	(13)

Total on-network revenues	1,714,972	1,720,750	5,778	0
Off-Network and Other Revenues
Transponder, MSS and other off-network services	178,942	180,665	1,723	1
Satellite-related services	41,601	36,368	(5,233)	(13)

Total off-network and other revenues	220,543	217,033	(3,510)	(2)

Total	$1,935,515	$1,937,783	$2,268	0%

Total revenue for the nine months ended September 30, 2012 increased by $2.3 million as compared to the nine months ended September 30, 2011. By service type, our revenues increased or decreased due to the following:

On-Network Revenues:

•

Transponder services—an aggregate increase of $25.6 million, primarily due to a $31.3 million increase in revenue from growth in capacity sold to media customers mainly in the Latin America and Caribbean, the Europe, the Asia-Pacific and the North America regions, as well as a $5.8 million increase in revenue from capacity sold by our Intelsat General business, partially offset by an aggregate $11.5 million decrease in revenue from network services customers, reflecting a decline in the Europe region for services provided in Africa and an increase in the Latin America and Caribbean region.

•

Managed services—an aggregate decrease of $9.5 million, largely due to a decrease in revenue from network services customers for international trunking primarily in Africa, a trend which we expect will continue due to the migration of services in this region to fiber optic cable, partially offset by increases in broadband services for mobility applications.

•

Channel—an aggregate decrease of $10.4 million related to a continued decline from the migration of international point-to-point satellite traffic to fiber optic cable, a trend which we expect will continue.

Off-Network and Other Revenues:

•

Transponder, MSS and other off-network services—an aggregate increase of $1.7 million, primarily due to an increase of $7.8 million in off-network transponder services revenue largely related to contracts being implemented by our Intelsat General business and a $5.4 million increase in customer premises equipment revenue, partially offset by a $6.7 million decline in off-network transponder and media services revenue and a $4.8 million decrease in mobile satellite services (“MSS”) revenue.

•

Satellite-related services—an aggregate decrease of $5.2 million, primarily due to lower professional fees earned for providing government professional services and flight operations support for third-party satellites as compared to the nine months ended September 30, 2011.

Operating Expenses

Direct Costs of Revenue (Excluding Depreciation and Amortization)

Direct costs of revenue decreased by $9.5 million, or 3%, to $307.2 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The decline was primarily due to an aggregate $10.0 million decrease in costs associated with purchases of off-network FSS capacity as well as the impact of accounting for our revenue and cost sharing arrangements with JSAT related to the consolidation of the Horizons Holdings joint venture at the end of the third quarter of 2011, and a $4.0 million decrease in the cost of MSS capacity purchased related to solutions sold by our Intelsat General business. These decreases were partially offset by a $4.7 million increase in costs relating to purchases of equipment.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $6.2 million, or 4%, to $151.3 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The decrease was primarily due to a $7.5 million decrease in professional fees, partially offset by a $1.3 million increase in bad debt expense.

Depreciation and Amortization

Depreciation and amortization expense decreased by $15.7 million, or 3%, to $567.5 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This decrease was primarily due to the following:

•	a net decrease of $25.0 million in depreciation expense due to the timing of certain satellites becoming fully depreciated and changes in estimated remaining useful lives of certain satellites;

•	a decrease of $12.4 million in depreciation expense due to the timing of ground and other assets placed in service or becoming fully depreciated; and

•

a decrease of $10.3 million in amortization expense primarily due to changes in the expected pattern of consumption of amortizable intangible assets as these assets primarily include acquired backlog, which relates to contracts covering varying periods that expire over time, and acquired customer relationships for which the value diminishes over time; partially offset by

•	an increase of $32.4 million in depreciation expense resulting from the impact of satellites placed into service during 2011 and 2012.

Losses on Derivative Financial Instruments

Losses on derivative financial instruments were $37.7 million for the nine months ended September 30, 2012 as compared to $24.2 million for the nine months ended September 30, 2011. The losses on derivative financial instruments related to the net loss on our interest rate swaps, which reflects interest expense accrued on the interest rate swaps as well as the change in fair value.

Interest Expense, Net

Interest expense, net decreased by $42.0 million, or 4%, to $950.1 million for the nine months ended September 30, 2012 as compared to $992.1 million for the nine months ended September 30, 2011. The decrease in interest expense, net was principally due to the following:

•

a net decrease of $35.0 million in interest expense resulting from our refinancing transactions, redemptions and offerings in 2011 (see—Liquidity and Capital Resources—Long-Term Debt—2011 Debt Transactions); and

•	a decrease of $7.0 million from higher capitalized interest resulting from increased levels of satellites and related assets under construction.

Non-cash items in interest expense, net were $47.7 million for the nine months ended September 30, 2012 and included $5.0 million of payment-in-kind interest expense and $42.7 million primarily associated with the amortization of deferred financing fees incurred as a result of new or refinanced debt and the amortization and accretion of discounts and premiums.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $46.5 million for the nine months ended September 30, 2012 as compared to $326.2 million for the nine months ended September 30, 2011. The 2012 loss primarily related to the repayment of debt in connection with the April 2012 Intelsat Jackson tender offers and redemptions (see Liquidity and Capital Resources—Long-Term Debt—2012 Intelsat Jackson Notes Offerings, Tender Offers and Redemptions). In the nine months ended September 30, 2012, Intelsat Jackson repurchased or redeemed $1,146.9 million of its debt for $1,186.2 million, excluding accrued and unpaid interest and related fees of $57.7 million. In addition, $112.2 million of New Dawn debt was prepaid from restricted cash relating to proceeds received from an insurance claim (see—Liquidity and Capital Resources—Long-Term Debt—New Dawn Equity Purchase and Repayments of Credit Facilities). The loss of $46.5 million was primarily driven by a $39.5 million difference between the carrying value of the Intelsat Jackson debt repurchased or redeemed and the total cash amount paid (including related fees), together with a write-off of $3.9 million of Intelsat Jackson unamortized debt premium and debt issuance costs and $3.1 million of New Dawn unamortized debt issuance costs.

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

Loss from Previously Unconsolidated Affiliates

Loss from previously unconsolidated affiliates was $24.7 million for the nine months ended September 30, 2011 with no comparable amount for the nine months ended September 30, 2012, due to the consolidation of the Horizons Holdings joint venture in September 2011 (see Note 6(a)—Investments—Horizons Holdings).

Other Income (Expense), Net

Other expense, net was $21.0 million for the nine months ended September 30, 2012 as compared to other income, net of $7.8 million for the nine months ended September 30, 2011. The difference of $28.8 million was primarily due to a $20.0 million pre-tax charge plus $1.0 million of associated costs and expenses in connection with the expiration of an unconsummated third-party investment commitment, together with a $7.6 million increase in exchange rate losses, primarily related to our business conducted in Brazilian reais and euros.

Benefit from Income Taxes

Our benefit from income taxes was $1.1 million for the nine months ended September 30, 2012 as compared to a benefit of $48.9 million for the nine months ended September 30, 2011. The difference was principally due to the 2011 tax benefits recorded in connection with the Horizons remeasurement charge, the September 2011 internal subsidiary mergers, a release of withholding tax liabilities resulting from certain customer transactions in the Asia-Pacific region and refinancing expenses and changes in the balance of deferred taxes as a result of a series of internal transactions and related steps completed on January 12, 2011, that reorganized the ownership of our assets among our subsidiaries and effectively combined the legacy businesses of Intelsat Sub Holdco and Intelsat Corp in order to simplify our operations and enhance our ability to transact business in an efficient manner (the “2011 Reorganization”).

Cash paid for income taxes, net of refunds, totaled $19.5 million and $25.8 million for the nine months ended September 30, 2011 and 2012, respectively.

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

A reconciliation of net loss to EBITDA for the periods shown is as follows (in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012
Net loss	$(2,109)	$(34,402)	$(432,350)	$(142,298)
Add (Subtract):
Interest expense, net	317,433	311,951	992,084	950,073
Loss on early extinguishment of debt	—	3,106	326,183	46,489
Benefit from income taxes	(42,678)	(1,517)	(48,931)	(1,110)
Depreciation and amortization	193,841	191,972	583,196	567,472

EBITDA	$466,487	$471,110	$1,420,182	$1,420,626

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

A reconciliation of net loss to Intelsat S.A. EBITDA and Intelsat S.A. EBITDA to Intelsat S.A. Adjusted EBITDA is as follows (in thousands):

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012
Net loss	$(432,350)	$(142,298)

Add (Subtract):
Interest expense, net	992,084	950,073
Loss on early extinguishment of debt	326,183	46,489
Benefit from income taxes	(48,931)	(1,110)
Depreciation and amortization	583,196	567,472

Intelsat S.A. EBITDA	1,420,182	1,420,626

Add (Subtract):
Compensation and benefits (1)	4,275	4,705
Management fees (2)	18,650	18,797
Loss from previously unconsolidated affiliates (3)	24,658	—
Losses on derivative financial instruments (4)	24,163	37,651
Non-recurring and other non-cash items (5)	10,672	18,228

Intelsat S.A. Adjusted EBITDA (6)	$1,502,600	$1,500,007

(1)	Reflects non-cash expenses incurred relating to our equity compensation plans and a portion of the expenses related to our defined benefit retirement plan and other postretirement benefits.
(2)	Reflects expenses incurred in connection with the monitoring fee agreement with BC Partners Limited and Silver Lake Management Company III, L.L.C. to provide certain monitoring, advisory and consulting services to our subsidiaries.
(3)	Represents losses under the equity method of accounting relating to our investment in Horizons Holdings prior to the consolidation of Horizons Holdings on September 30, 2011.
(4)

Represents (i) the changes in the fair value of the undesignated interest rate swaps, (ii) the difference between the amount of floating rate interest we receive and the amount of fixed rate interest we pay under such swaps and (iii) the change in the fair value of our put option embedded derivative in 2011 related to Intelsat Sub Holdco’s 8  7/8% Senior Notes due 2015, Series B (the “2015 Intelsat Sub Holdco Notes, Series B”), all of which are recognized in operating income.

(5)	Reflects certain non-recurring gains and losses and non-cash items, including charges related to costs and expenses in connection with an unconsummated third-party investment commitment and its expiration in 2012, the 2011 Reorganization and expense for services on the Galaxy13/Horizons-1 and Horizons-2 satellites prior to the consolidation of Horizons Holdings, partially offset by non-cash income related to the settlement of a dispute concerning our investment in WildBlue Communications, Inc. and non-cash income related to the recognition of deferred revenue on a straight-line basis of certain prepaid capacity contracts.
(6)	Approximately $12.5 million of the Intelsat S.A. Adjusted EBITDA for the nine months ended September 30, 2012 was attributable to our New Dawn Satellite Company, Ltd. (“New Dawn”) subsidiary.

Liquidity and Capital Resources

Overview

We are a highly leveraged company and our contractual obligations, commitments and debt service requirements over the next several years are significant. At September 30, 2012, our total indebtedness was $16.1 billion. Our interest expense for the nine months ended September 30, 2012 was $950.1 million, which included $47.7 million of non-cash interest expense. We also expect to make significant capital expenditures in 2012 and future years, as set forth below in—Capital Expenditures. Our primary source of liquidity is and will continue to be cash generated from operations as well as existing cash. At September 30, 2012, cash and cash equivalents were approximately $231.2 million. In addition, Intelsat Jackson had $339.3 million of available borrowing capacity (net of $10.7 million of letters of credit outstanding) under its revolving credit facility at September 30, 2012.

We currently expect to use cash on hand, cash flows from operations and borrowings under our senior secured revolving credit facility to fund our most significant cash outlays, including debt service requirements and capital expenditures, in the next twelve months and beyond, and expect such sources to be sufficient to fund our requirements over that time and beyond. In past years, our cash flows from operations and cash on hand have been sufficient to fund our interest expense obligations ($1.38 billion and $1.31 billion in 2010 and 2011, respectively) and significant capital expenditures ($982.1 million and $844.7 million in 2010 and 2011, respectively). Additionally, we have been able to refinance significant portions of our debt at favorable rates and on favorable terms. Total capital expenditures are expected to range from $775 million to $850 million in 2012, $550 million to $625 million in 2013 and $525 million to $600 million in 2014. In addition, we expect to receive significant customer prepayments under our customer service contracts. Significant prepayments received in the first three quarters of 2012 totaled $137.9 million. Prepayments are currently expected to range from $150 million to $200 million in 2012, $150 million to $200 million in 2013 and $100 million to $150 million in 2014. However, an inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial position, results of operations and cash flows, as well as on our and our subsidiaries’ ability to satisfy their obligations in respect of their respective debt. We also continually evaluate ways to simplify our capital structure and opportunistically extend our maturities and reduce our costs of debt. In addition, we may from time to time retain any future earnings to purchase, repay, redeem or retire any of our outstanding debt securities in privately negotiated or open market transactions, by tender offer or otherwise.

On October 5, 2012, Intelsat Global Service LLC, our indirect subsidiary, completed the sale of our U.S. administrative headquarters office building in Washington, D.C. (the “U.S. Administrative Headquarters Property”), and assigned our Amended and Restated Lease Agreement with the U.S. Government relating to the U.S. Administrative Headquarters Property, to the purchaser for a purchase price of $85.0 million in cash. The sale will result in a pre-tax gain to be recognized in the fourth quarter of 2012 of between $12.0 and $13.0 million. Upon the closing of the sale, we entered into an agreement under which we will temporarily lease from the purchaser a portion of the U.S. Administrative Headquarters Property. We are currently in the process of selecting a location for a new permanent U.S. administrative headquarters.

Cash Flow Items

Our cash flows consisted of the following for the periods shown (in thousands):

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012
Net cash provided by operating activities	$673,220	$559,563
Net cash used in investing activities	(620,612)	(725,101)
Net cash provided by (used in) financing activities	(453,022)	106,827
Net change in cash and cash equivalents	(397,509)	(63,454)

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased by $113.7 million during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. During the nine months ended September 30, 2012, cash flows from operating activities reflected a $95.3 million cash inflow related to deferred revenue for amounts received from customers for long-term service contracts, offset by a $50.6 million cash outflow related to accounts payable and accrued liabilities largely due to tax and the timing of interest payments, a $21.5 million cash outflow related to accrued retirement benefits due to employer contributions to our retirement plan and a $15.6 million cash outflow due to the timing of cash collections on receivables.

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $104.5 million during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This increase in investing cash outflow was primarily related to an increase in capital expenditures of $100.0 million in 2012.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities increased by $559.8 million during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, from a cash outflow of $453.0 million in 2011 to a cash inflow of $106.8 million in 2012. During the nine months ended September 30, 2012, cash flows from financing activities primarily reflected the 2012 Intelsat Jackson notes offering and the 2012 Intelsat Jackson tender offers and redemptions, as discussed in—2012 Intelsat Jackson Notes Offerings, Tender Offers and Redemptions below. Net cash used in financing activities during the nine months ended September 30, 2012 also included a $39.5 million payment of a premium related to the debt transactions noted above and $19.4 million of debt issuance costs related to these debt transactions.

Long-Term Debt

Senior Secured Credit Facilities

On January 12, 2011, Intelsat Jackson, a wholly-owned subsidiary of Intelsat S.A., entered into the Intelsat Jackson Secured Credit Agreement, which includes a $3.25 billion term loan facility maturing in April 2018 and a $500.0 million revolving credit facility with a five year maturity, and borrowed the full $3.25 billion under the term loan facility. The term loan facility requires regularly scheduled quarterly payments of principal equal to 0.25% of the original principal amount of the term loan beginning six months after January 12, 2011, with the remaining unpaid amount due and payable at maturity on April 2, 2018. Up to $350.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $70.0 million of the revolving credit facility is available for swingline loans. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. The revolving credit facility is available for five years on a revolving basis. Intelsat Jackson is required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, at a rate per annum of 0.375%. As of September 30, 2012, Intelsat Jackson had $150.0 million outstanding under its revolving credit facility and $339.3 million (net of standby letters of credit) of availability remaining thereunder.

On October 3, 2012, Intelsat Jackson entered into an Amendment and Joinder Agreement (the “Jackson Credit Agreement Amendment”), which amended the Intelsat Jackson Secured Credit Agreement. As a result of the Jackson Credit Agreement Amendment, interest rates for borrowings under the term loan facility and the revolving credit facility will be (i) the London Inter-Bank Offered Rate (“LIBOR”) plus 3.25%, or (ii) the Above Bank Rate (“ABR”) plus 2.25%. Following the Jackson Credit Agreement Amendment, the interest rate may decrease to LIBOR plus 3.00% or ABR plus 2.00% based on the corporate family rating of Intelsat Jackson from Moody’s Investors Service, Inc. LIBOR and the ABR, plus the applicable margins, will be determined as specified in the Intelsat Jackson Secured Credit Agreement, as amended by the Jackson Credit Agreement Amendment, and LIBOR will not be less than 1.25% per annum.

The Intelsat Jackson Secured Credit Agreement includes two financial covenants. Intelsat Jackson must maintain a consolidated secured debt to consolidated EBITDA ratio of less than or equal to 3.50 to 1.00 at the end of each fiscal quarter as well as a consolidated EBITDA to consolidated interest expense ratio of greater than or equal to 1.75 to 1.00 at the end of each fiscal quarter, in each case as such financial measures are defined in the Intelsat Jackson Secured Credit Agreement. Intelsat Jackson was in compliance with these financial maintenance covenant ratios with a consolidated secured debt to consolidated EBITDA ratio of 1.58 to 1.00 and a consolidated EBITDA to consolidated interest expense ratio of 2.81 to 1.00 as of September 30, 2012. In the event Intelsat Jackson were to fail to comply with these financial maintenance covenant ratios and were unable to obtain waivers, Intelsat Jackson would default under the Intelsat Jackson Secured Credit Agreement, and the lenders under the Intelsat Jackson Secured Credit Agreement could accelerate our obligations thereunder, which would result in an event of default under our existing notes and the Intelsat Jackson senior unsecured credit agreements.

New Dawn Equity Purchase and Repayments of Credit Facilities

On December 5, 2008, New Dawn entered into a $215.0 million secured financing arrangement with an eight-year maturity that consisted of senior and mezzanine term loan facilities. The credit facilities were non-recourse to New Dawn’s shareholders, including us and our wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions. In July 2012, a payment of $112.2 million was made out of restricted cash to prepay a portion of New Dawn’s outstanding borrowings. In connection with this prepayment, we recognized a loss on early extinguishment of debt of $3.1 million during the third quarter of 2012, associated with the write-off of unamortized debt issuance costs. As of September 30, 2012, New Dawn had aggregate outstanding borrowings of $82.6 million under its credit facilities. During the nine months ended September 30, 2012, New Dawn revenue was $23.7 million and approximately $12.5 million of the Intelsat S.A. Adjusted EBITDA was attributable to New Dawn.

On October 5, 2012, we purchased from Convergence SPV Ltd the remaining ownership interest in New Dawn for $8.7 million, increasing our ownership from 74.9% to 100% (the “New Dawn Equity Purchase”). In conjunction with the New Dawn Equity Purchase we repaid the remaining $82.6 million outstanding under New Dawn’s credit facilities and designated the New Dawn entities as restricted subsidiaries for purposes of applicable indentures and credit agreements of ours and our subsidiaries. In connection with this repayment, we expect to recognize a loss on early extinguishment of debt of $2.7 million in the fourth quarter of 2012 associated with the write-off of unamortized debt issuance costs.

Intelsat Luxembourg Senior PIK Election Notes due 2017

In August 2012, we made an election to pay interest on the Intelsat Luxembourg Senior PIK Election Notes due 2017 entirely in cash for the interest period August 15, 2012 through February 15, 2013. For the interest periods beginning February 16, 2013, we are required to make all interest payments in cash.

2012 Intelsat Jackson Notes Offerings, Tender Offers and Redemptions

On April 26, 2012, Intelsat Jackson completed an offering of $1.2 billion aggregate principal amount of the 2020 Jackson Notes. Intelsat Jackson had previously issued $1.0 billion aggregate principal amount of the 2020 Jackson Notes on September 30, 2010. The net proceeds from the April 2012 offering were used by Intelsat Jackson to repurchase $49.5 million aggregate principal amount of the 2016 Jackson 9  1/2% Notes and $10.1 million aggregate principal amount of the 2016 Jackson 11  1/4% Notes in tender offers launched on April 12, 2012 and completed on May 10, 2012. On June 15, 2012, Intelsat Jackson redeemed the remaining $652.4 million aggregate principal amount outstanding of the 2016 Jackson 9  1/2% Notes and an additional $434.9 million aggregate principal amount of the 2016 Jackson 11  1/4% Notes.

In connection with these tender offers and redemptions, we recognized a loss on early extinguishment of debt of $43.4 million in the second quarter of 2012, consisting of the difference between the carrying value of the aggregate debt repurchased or redeemed and the total cash amount paid (including related fees), and a write-off of unamortized debt premium and debt issuance costs.

On October 3, 2012, Intelsat Jackson completed an offering of $640.0 million aggregate principal amount of the 6  5/8% Notes. The net proceeds from the October 2012 offering were used by Intelsat Jackson to repurchase or redeem all of Intelsat Jackson’s outstanding $603.2 million principal amount of the 2016 Jackson 11  1/4% Notes. In connection with the tender offers and redemptions, we expect to recognize a loss on early extinguishment of debt of $23.6 million in the fourth quarter of 2012, consisting of the difference between the carrying value of the debt ultimately repurchased or redeemed and the total cash amount paid (including related fees), and a write-off of unamortized debt premium.

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

2011 Debt Transactions

2011 Reorganization and 2011 Secured Loan Refinancing

On January 12, 2011, certain of our subsidiaries completed the 2011 Reorganization. Also on January 12, 2011, Intelsat Jackson entered into the Intelsat Jackson Secured Credit Agreement as discussed above, and borrowed $3.25 billion under the term loan facility. Part of the net proceeds of the term loan, amounting to $2.4 billion, were contributed or loaned to Intelsat Corp, which used such funds to repay its existing indebtedness under Intelsat Corp’s senior secured credit facilities and to redeem Intelsat Corp’s 9  1/4% Senior Notes due 2016. Separately, Intelsat Corp also redeemed all of its 9  1/4% Senior Notes due 2014 and its 6  7/8% Senior Secured Debentures due 2028. In addition, Intelsat Jackson contributed approximately $330.2 million of the net proceeds of the new term loan to Intelsat Sub Holdco to repay all existing indebtedness under Intelsat Sub Holdco’s senior secured credit facilities. The entry into the Intelsat Jackson Secured Credit Agreement, the repayment of the existing indebtedness of Intelsat Corp and the repayment of all of the secured existing indebtedness of Intelsat Sub Holdco are referred to collectively as the “2011 Secured Loan Refinancing”. In connection with the 2011 Secured Loan Refinancing, certain of our interest rate swaps were assigned by Intelsat Sub Holdco and Intelsat Corp to Intelsat Jackson, and are now secured by a first priority security interest in the collateral that also secures obligations under the Intelsat Jackson Secured Credit Agreement.

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

Contracted Backlog

We have historically had and currently have a substantial contracted backlog, which provides some assurance regarding our future revenue expectations. Contracted backlog is our expected future revenue under customer contracts, and includes both cancelable and non-cancelable contracts. Approximately 85% of our total contracted backlog as of September 30, 2012 related to contracts that were non-cancelable and approximately 11% related to contracts that were cancelable subject to substantial termination fees. In certain cases of breach for non-payment or customer bankruptcy, we may not be able to recover the full value of certain contracts or termination fees. Our contracted backlog includes 100% of the backlog of our consolidated ownership interests, which is consistent with the accounting for our ownership interests in these entities. Our contracted backlog was approximately $10.8 billion as of September 30, 2012. This backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

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

Payments for satellites and other property and equipment during the nine months ended September 30, 2012 were $715.1 million. In March 2012, IS-22 was successfully launched into orbit and entered into service in May 2012. On June 1, 2012, IS-19 was launched into orbit. During launch operations, IS-19 experienced damage to its south solar array. Although both solar arrays are deployed, the power available to the satellite is less than is required to operate 100% of the payload capacity. Failure Review Boards were established to determine the cause of the anomaly. As of September 30, 2012, a final conclusion had not been reached as to the most likely cause of the anomaly. We continue to participate in the on-going investigation. We have filed a partial loss claim with our insurers relating to the solar array anomaly. This satellite entered into service in August 2012. Also in August 2012, IS-20 and IS-21 were successfully launched into orbit. IS-20, the first of the two August launches, entered into service in September 2012, while IS-21 entered into service in October 2012. Also in October 2012, IS-23 was successfully launched into orbit. IS-23 is expected to complete in-orbit testing and enter into service in the fourth quarter of 2012.

Our capital expenditure guidance for the periods 2012 through 2014 (the “Guidance Period”) forecasts capital expenditures during those periods for ten satellites. Of these, five satellites were launched, as discussed above, four satellites are currently in development and one further satellite is expected to be ordered during the Guidance Period. We expect our 2012 total capital expenditures to range from approximately $775 million to $850 million. Capital expenditures are expected to range from $550 million to $625 million in 2013 and $525 million to $600 million in 2014. Our capital expenditures guidance includes capitalized interest. The annual classification of capital expenditure payments could be impacted by the timing of achievement of satellite manufacturing and launch contract milestones.

During the Guidance Period, we expect to receive significant customer prepayments under our existing customer service contracts. We also anticipate that prepayments will be received under customer contracts to be signed in the future. Significant prepayments received during the nine months ended September 30, 2012 totaled $137.9 million. Prepayments are currently expected to range from $150 million to $200 million in 2012, all under existing customer contracts. Prepayments are currently expected to range from $150 million to $200 million in 2013 and $100 million to $150 million in 2014, with the majority of these payments coming from existing customer contracts. We intend to fund our capital expenditure requirements through cash on hand, cash provided from operating activities and, if necessary, borrowings under our senior secured revolving credit facility.

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

Excluding the impact of our outstanding interest rate swaps, approximately 72%, or $11.6 billion, of our debt as of September 30, 2012 was fixed-rate debt, compared to 72% as of December 31, 2011. Based on the level of fixed-rate debt outstanding at September 30, 2012, a 100 basis point decrease in market rates would result in an increase in fair value of this fixed-rate debt of approximately $568.6 million.

As of September 30, 2012, we held interest rate swaps with an aggregate notional amount of $2.3 billion, with maturities ranging from 2013 to 2016. These swaps were entered into to economically hedge the variability in cash flow on a portion of the floating rate term loans under our senior secured and unsecured credit facilities. On December 22, 2011, we amended our interest rate swap agreements with an aggregate notional amount of $448.5 million between Intelsat Jackson and respective counterparties to the interest rate swaps. These amendments resulted in a change to the maturity date, the applicable fixed rate of interest that we pay and certain termination events. During the nine months ended September 30, 2012, we amended our interest rate swap agreements with an aggregate notional amount of $1.2 billion between Intelsat Jackson and respective counterparties to the interest rate swaps. These amendments resulted in a change to the maturity date, the applicable fixed rate of interest that we pay and certain termination events. On a quarterly basis, we receive a floating rate of interest equal to the three-month London Inter-Bank Offered Rate and pay a fixed rate of interest. On September 30, 2012, the rate we paid averaged 2.5% and the rate we received averaged 0.4%. In comparison, at December 31, 2011, the rate we paid averaged 3.3% and the rate we received averaged 0.5%.

These interest rate swaps have not been designated for hedge accounting treatment in accordance with the FASB Accounting Standards Codification Topic 815, Derivatives and Hedging, as amended and interpreted, and the changes in fair value of these instruments will be recognized in earnings during the period of change. Assuming a one hundred basis point decrease in the prevailing forward yield curve (or less, to the extent that the points on the yield curve are less than one percent) the fair value of the interest rate swap liability, excluding accrued interest, would increase to a liability of approximately $110.5 million from $87.5 million.

We perform interest rate sensitivity analyses on our variable-rate debt, including interest rate swaps, and cash and cash equivalents. These analyses indicate that a one hundred basis point change in interest rates would have a minimal impact on our condensed consolidated statements of operations and cash flows as of September 30, 2012. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair values.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2012. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Document Description

4.1	Indenture for Intelsat Jackson Holdings S.A.’s 6 5/8% Senior Notes due 2022, dated as of October 3, 2012, among Intelsat Jackson Holdings S.A., as Issuer, Intelsat S.A. and Intelsat (Luxembourg) S.A., as Parent Guarantors, and Wells Fargo Bank, National Association, as Trustee (including the form of Notes) (incorporated by reference to Exhibit 4.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on October 3, 2012).

4.2	Registration Rights Agreement, dated as of October 3, 2012, by and among Intelsat Jackson Holdings S.A., as Issuer, Intelsat S.A. and Intelsat (Luxembourg) S.A., as Parent Guarantors, and Morgan Stanley & Co. LLC, as Representative of the several initial purchasers named on Schedule I thereto (incorporated by reference to Exhibit 4.2 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on October 3, 2012).

4.3	Third Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 11 1/4% Senior Notes due 2016, dated as of October 3, 2012, between Intelsat Jackson Holdings S.A. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on October 3, 2012).

4.4	Fifth Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 8 1/2% Senior Notes due 2019, dated as of July 31, 2012, among Intelsat Jackson Holdings S.A., Intelsat Luxembourg Investment S.à r.l. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 of Intelsat S.A.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on August 1, 2012).

4.5	Fifth Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 7 1/4% Senior Notes due 2020, dated as of July 31, 2012, among Intelsat Jackson Holdings S.A., Intelsat Luxembourg Investment S.à r.l. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 of Intelsat S.A.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on August 1, 2012).

4.6	Second Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 7 1/4% Senior Notes due 2019 and 7 1/2% Senior Notes due 2021, dated as of July 31, 2012, among Intelsat Jackson Holdings S.A., Intelsat Luxembourg Investment S.à r.l. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.5 of Intelsat S.A.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on August 1, 2012).

10.1	Purchase and Sale Agreement, dated July 18, 2012, between Intelsat Global Service LLC and SL 4000 Connecticut LLC (incorporated by reference to Exhibit 10.1 of Intelsat S.A.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on August 1, 2012).

10.2	Supplement No. 2 to Guarantee, dated as of July 31, 2012, between Intelsat Luxembourg Investment S.à r.l. and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of Intelsat S.A.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on August 1, 2012).

10.3	Agreement for the Adherence by Intelsat Luxembourg Investment S.à r.l. and Intelsat Corporation to the Luxembourg Shares and Beneficiary Certificates Pledge Agreement dated 12 January 2011 and for the Amendment of the Pledge Agreement, dated 31 July 2012 between the Pledgors listed therein and Wilmington Trust FSB, as Collateral Trustee (incorporated by reference to Exhibit 10.3 of Intelsat S.A.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on August 1, 2012).

10.4	Supplement No. 2 to Security and Pledge Agreement, dated as of July 31, 2012, among Intelsat Luxembourg Investment S.à r.l., as New Guarantor, Bank of America, N.A., as Administrative Agent and Wilmington Trust FSB, as Collateral Trustee (incorporated by reference to Exhibit 10.4 of Intelsat S.A.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on August 1, 2012).

10.5	Collateral Agency and Intercreditor Joinder, dated as of July 31, 2012, between Intelsat Luxembourg Investment S.à r.l. and Wilmington Trust FSB, as Collateral Trustee (incorporated by reference to Exhibit 10.5 of Intelsat S.A.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on August 1, 2012).

10.6	Guarantee, dated as of July 31, 2012, made between Intelsat Luxembourg Investment S.à r.l., Intelsat Jackson Holdings S.A and Credit Suisse, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.6 of Intelsat S.A.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on August 1, 2012).

10.7	Guarantee, dated as of July 31, 2012, made between Intelsat Luxembourg Investment S.à r.l., Intelsat Jackson Holdings S.A and Bank of America N.A., as Administrative Agent (incorporated by reference to Exhibit 10.7 of Intelsat S.A.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on August 1, 2012).

10.8	Amendment and Joinder Agreement, dated as of October 3, 2012, by and among Intelsat Jackson Holdings S.A., as Borrower, Intelsat (Luxembourg) S.A., the Subsidiary Guarantors party thereto, Bank of America, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on October 3, 2012).

10.9	Lease Agreement, dated October 3, 2012, between SL 4000 Connecticut LLC and Intelsat Global Service LLC. *

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Extension Schema Document. **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

*	Filed herewith.
**	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT S.A.

Date: November 5, 2012	By	/S/ DAVID MCGLADE
David McGlade
Deputy Chairman and Chief Executive Officer

INTELSAT S.A.

Date: November 5, 2012	By	/S/ MICHAEL MCDONNELL
Michael McDonnell
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document Description

4.1	Indenture for Intelsat Jackson Holdings S.A.’s 6 5/8% Senior Notes due 2022, dated as of October 3, 2012, among Intelsat Jackson Holdings S.A., as Issuer, Intelsat S.A. and Intelsat (Luxembourg) S.A., as Parent Guarantors, and Wells Fargo Bank, National Association, as Trustee (including the form of Notes) (incorporated by reference to Exhibit 4.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on October 3, 2012).

4.2	Registration Rights Agreement, dated as of October 3, 2012, by and among Intelsat Jackson Holdings S.A., as Issuer, Intelsat S.A. and Intelsat (Luxembourg) S.A., as Parent Guarantors, and Morgan Stanley & Co. LLC, as Representative of the several initial purchasers named on Schedule I thereto (incorporated by reference to Exhibit 4.2 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on October 3, 2012).

4.3	Third Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 11 1/4% Senior Notes due 2016, dated as of October 3, 2012, between Intelsat Jackson Holdings S.A. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on October 3, 2012).

4.4	Fifth Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 8 1/2% Senior Notes due 2019, dated as of July 31, 2012, among Intelsat Jackson Holdings S.A., Intelsat Luxembourg Investment S.à r.l. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 of Intelsat S.A.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on August 1, 2012).

4.5	Fifth Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 7 1/4% Senior Notes due 2020, dated as of July 31, 2012, among Intelsat Jackson Holdings S.A., Intelsat Luxembourg Investment S.à r.l. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 of Intelsat S.A.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on August 1, 2012).

4.6	Second Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 7 1/4 % Senior Notes due 2019 and 7 1/2% Senior Notes due 2021, dated as of July 31, 2012, among Intelsat Jackson Holdings S.A., Intelsat Luxembourg Investment S.à r.l. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.5 of Intelsat S.A.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on August 1, 2012).

10.1	Purchase and Sale Agreement, dated July 18, 2012, between Intelsat Global Service LLC and SL 4000 Connecticut LLC (incorporated by reference to Exhibit 10.1 of Intelsat S.A.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on August 1, 2012).

10.2	Supplement No. 2 to Guarantee, dated as of July 31, 2012, between Intelsat Luxembourg Investment S.à r.l. and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of Intelsat S.A.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on August 1, 2012).

10.3	Agreement for the Adherence by Intelsat Luxembourg Investment S.à r.l. and Intelsat Corporation to the Luxembourg Shares and Beneficiary Certificates Pledge Agreement dated 12 January 2011 and for the Amendment of the Pledge Agreement, dated 31 July 2012 between the Pledgors listed therein and Wilmington Trust FSB, as Collateral Trustee (incorporated by reference to Exhibit 10.3 of Intelsat S.A.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on August 1, 2012).

10.4	Supplement No. 2 to Security and Pledge Agreement, dated as of July 31, 2012, among Intelsat Luxembourg Investment S.à r.l., as New Guarantor, Bank of America, N.A., as Administrative Agent and Wilmington Trust FSB, as Collateral Trustee (incorporated by reference to Exhibit 10.4 of Intelsat S.A.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on August 1, 2012).

10.5	Collateral Agency and Intercreditor Joinder, dated as of July 31, 2012, between Intelsat Luxembourg Investment S.à r.l. and Wilmington Trust FSB, as Collateral Trustee (incorporated by reference to Exhibit 10.5 of Intelsat S.A.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on August 1, 2012).

10.6	Guarantee, dated as of July 31, 2012, made between Intelsat Luxembourg Investment S.à r.l., Intelsat Jackson Holdings S.A and Credit Suisse, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.6 of Intelsat S.A.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on August 1, 2012).

10.7	Guarantee, dated as of July 31, 2012, made between Intelsat Luxembourg Investment S.à r.l., Intelsat Jackson Holdings S.A and Bank of America N.A., as Administrative Agent (incorporated by reference to Exhibit 10.7 of Intelsat S.A.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on August 1, 2012).

10.8	Amendment and Joinder Agreement, dated as of October 3, 2012, by and among Intelsat Jackson Holdings S.A., as Borrower, Intelsat (Luxembourg) S.A., the Subsidiary Guarantors party thereto, Bank of America, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on October 3, 2012).

10.9	Lease Agreement, dated October 3, 2012, between SL 4000 Connecticut LLC and Intelsat Global Service LLC. *

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Extension Schema Document. **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

*	Filed herewith.
**	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” not “filed”.