Form 10-K
period 2012-12-31
INTELSAT S.A.
filed 2013-02-28
CIK 1156871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

As of February 25, 2013, 5,000,000 common shares, par value $1.00 per share, were outstanding.

Documents incorporated by reference:

None

*	The registrant became subject to the filing requirements of Section 15(d) of the Securities Exchange Act of 1934 on December 27, 2012. The registrant filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 90 days notwithstanding that the registrant is no longer required to file such reports.

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

When used in this Annual Report, the words “may,” “will,” “ might,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “intend,” “potential,” “outlook” and “continue,” and the negative of these terms, and other similar expressions are intended to identify forward-looking statements and information. Examples of these forward-looking statements include, but are not limited to, statements regarding the following: our belief that we are well positioned to experience growth in free cash flow in the near future based on our backlog, our high operating leverage, the conclusion of our fleet investment program and our stable tax profile; our ability to efficiently incorporate new technologies into our network to capture growth; our intention to maximize our revenues and returns by managing our capacity in a disciplined and efficient manner; our intention to leverage our satellite launches and orbital rights to supply specialized capabilities for certain customers; our goal to expand our leading fixed satellite services business to capture new business opportunities; the trends we believe will increase demand for satellite services and that we believe will allow us to capture new business opportunities in the future; our intent to consider select acquisitions of complementary businesses or technology; our expectation that the fixed satellite services sector will experience growth over the next few years; the trends that we believe will impact our revenue and operating expenses in the future; our assessments regarding how long satellites that have experienced anomalies in the past should be able to provide service on their transponders; our assessment of the risk of additional anomalies occurring on our satellites; our expectation that certain anomalies will not result in the acceleration of capital expenditures; our plans for satellite launches in the near term; our expected capital expenditures in 2013 and during the next several years; our belief that the diversity of our revenue and customer base allows us to recognize trends, capture new growth opportunities, and gain experience that can be transferred to customers in other regions, enables us to capitalize on changing market conditions and mitigates the impact of fluctuations in any specific customer type or geographic region; our belief that our global scale, diversity, collection of spectrum rights, technical expertise and fully integrated hybrid network form a strategic platform that positions us to identify and capitalize on new opportunities in satellite services; our belief that the scale of our fleet can reduce the financial impact of any satellite or launch failures and protect against service interruption; and the impact on our financial position or results of operations of pending legal proceedings.

The forward-looking statements made in this Annual Report reflect our intentions, plans, expectations, assumptions and beliefs about future events. These forward-looking statements speak only as of their dates and are not guarantees of future performance or results and are subject to risks, uncertainties and other factors, many of which are outside of our control. These factors could cause actual results or developments to differ materially from the expectations expressed or implied in the forward-looking statements and include known and unknown risks. Known risks include, among others, the risks discussed in “Item 1A—Risk Factors”, the political, economic and legal conditions in the markets we are targeting for communications services or in which we operate and other risks and uncertainties inherent in the telecommunications business in general and the satellite communications business in particular.

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

In this Annual Report unless otherwise indicated or the context otherwise requires, (1) the terms “we,” “us,” “our,” “the Company” and “Intelsat” refer to Intelsat S.A. and its subsidiaries on a consolidated basis, (2) the term “Intelsat Global Holdings” refers to our indirect parent, Intelsat Global Holdings S.A., (3) the term “Intelsat Holdings” refers to our parent, Intelsat Holdings S.A., (4) the term “Intelsat Luxembourg” refers to Intelsat (Luxembourg) S.A., Intelsat S.A.’s direct wholly-owned subsidiary, (5) the term “Intelsat Jackson” refers to Intelsat Jackson Holdings S.A., Intelsat (Luxembourg) S.A.’s direct wholly-owned subsidiary, (6) the term “Sponsors Acquisition Transactions” refers to the acquisition of Intelsat Holdings by Serafina Acquisition Holdings on February 4, 2008 and related transactions. We refer to Intelsat General Corporation, one of our subsidiaries, as “Intelsat General.” In this Annual Report, unless the context otherwise requires, all references to transponder capacity or demand refer to transponder capacity or demand in the C-band and Ku-band only.

Overview

We operate the world’s largest satellite services business, providing a critical layer in the global communications infrastructure. We generate more revenue and more EBITDA (as defined below), operate more satellite capacity, hold more orbital location rights, contract more backlog, serve more commercial customers and deliver services in more countries than any other commercial satellite operator, based upon public filings and industry reports.

We provide diversified communications services to the world’s leading media companies, fixed and wireless telecommunications operators, data networking service providers for enterprise and mobile applications, multinational corporations, and Internet service providers (“ISPs”). We are also the leading provider of commercial satellite capacity to the U.S. government and other select military organizations and their contractors.

Our customers use our global network for a broad range of applications, from global distribution of content for media companies to providing the transmission layer for unmanned aerial vehicles to enabling essential network backbones for telecommunications providers in high-growth emerging regions.

Our network solutions are a critical component of our customers’ infrastructures and business models. Generally, our customers need the specialized connectivity that satellites provide so long as they are in business or pursuing their mission. For instance, our satellite neighborhoods provide our media customers with efficient and reliable broadcast distribution that maximizes audience reach, a benefit that is difficult for terrestrial services to match. In addition, our satellite solutions provide higher reliability than is available from local terrestrial telecommunications services in many regions and allow our customers to reach geographies that they would otherwise be unable to serve.

We hold the largest number of rights to well-placed orbital slots in the most valuable C- and Ku-band spectrums. From these locations, our satellites are able to offer services in the established regions historically using the most satellite capacity, as well as the higher growth emerging regions, where approximately 55% of our capacity is currently focused.

We believe our leadership position, valuable customer relationships and global network enable us to benefit from growing demand for reliable bandwidth, resulting from trends such as:

•	Global distribution of television entertainment and news programming to fixed and mobile devices;

•	Completion and extension of international, national and regional voice and data networks, fixed and wireless, notably in emerging regions;

•	Universal access to broadband connectivity through fixed and mobile networks by consumers, corporations and other organizations; and

•	Highly specialized fixed and mobile military applications with large and growing bandwidth requirements, such as manned and unmanned aerial vehicles (drones).

We believe that we have one of the largest, most reliable and most technologically advanced commercial communications networks in the world. Our global communications system features a fleet of over 50 geosynchronous satellites that covers more than 99% of the world’s populated regions. Our satellites primarily provide services in the C- and Ku-band frequencies, which form the largest part of the fixed satellite services (“FSS”) sector. Our satellite capacity is complemented by our suite of IntelsatOneSM managed services, including our terrestrial network comprised of leased fiber optic cable, multiplexed video and data platforms and owned and operated teleports. Our satellite-based network solutions offer distinct technical and economic benefits to our target customers and provide a number of advantages over terrestrial communications systems, including the following:

•	Fast and scalable media and communications infrastructure deployments;

•	Superior end-to-end network availability as compared to the availability of terrestrial networks, due to fewer potential points of failure;

•	Highly reliable bandwidth and consistent application performance, as satellite beams effectively blanket service regions;

•	Ability to extend beyond terrestrial network end points or to provide an alternative path to terrestrial infrastructure;

•	Efficient content distribution through the ability to broadcast high quality signals from a single location to many locations simultaneously;

•	Video neighborhoods, or capacity at orbital locations with a large number of consumer dishes or cable head end dishes pointed to them maximizing potential distribution of television programming; and

•	Rapidly deployable communications infrastructure for disaster recovery.

We believe that our hybrid satellite-terrestrial network, combined with the world’s largest collection of FSS spectrum rights, is a unique and valuable asset.

Our network architecture is flexible and, coupled with our global scale, provides superior capital and operating efficiency. We are able to re-deploy capacity, moving satellites or repositioning beams to capture demand. Our technology has universal utility across a number of applications, with minimal customization to address diverse applications. We operate our global network from a fully-integrated, centralized satellite operations facility, with regional sales and marketing offices located close to our customers. The operational flexibility of our network is an important element of our differentiation and our growth.

We have a reputation for operational and engineering excellence, built on our experience of over 45 years in the communications sector. Our network delivered 99.993% network availability on station-kept satellites to our customers in 2012. We continue to build upon our engineering leadership in the sector, and in 2012 introduced our next generation satellite platform, known as Intelsat Epic NG, that will progressively evolve our fleet, delivering high throughput capacity in an open-architecture design.

As of December 31, 2012, our contracted backlog, which is our expected future revenue under existing customer contracts, was approximately $10.7 billion, more than four times our 2012 annual revenue. For the year ended December 31, 2012, we generated revenue of $2.6 billion and a net loss attributable to Intelsat S.A. of $146.6 million. Our Intelsat S.A. Adjusted EBITDA, which consists of EBITDA as adjusted to exclude or include certain unusual items, certain other operating expense items and certain other adjustments, was $2.0 billion, or 77% of revenue, for the year ended December 31, 2012.

We believe we are well-positioned to experience growth in free cash flow in the near future based on the following factors:

•	Significant long-term contracted backlog, enabling us to generate steady and predictable revenue streams;

•	High operating leverage, which has allowed us to generate an average Intelsat S.A. Adjusted EBITDA margin of 78% in the past three years;

•	Our $3.7 billion fleet investment program that began in 2008 was substantially complete by the end of 2012, enhancing our future revenue potential; and

•	A stable, efficient and sustainable tax profile for our global business.

We believe that our leadership position in our attractive sector, global scale, efficient operating and financial profile, diversified customer sets and sizeable contracted backlog, together with the growing worldwide demand for reliable bandwidth, provide us with a platform for success.

Our Sector

Satellite services are an integral and growing part of the global communications infrastructure. Through unique capabilities, such as the ability to effectively blanket service regions, to offer point-to-multipoint distribution and to provide a flexible architecture, satellite services complement, and for certain applications are preferable to, terrestrial telecommunications services, including fiber and wireless technologies. The FSS sector is expected to generate revenues of approximately $11.6 billion in 2013, and C- and Ku-band transponder service revenue is expected to grow at a compound annual growth rate (“CAGR”) of 4.1% from 2012 to 2017 according to a study issued in 2012 by NSR, a leading international market research and consulting firm specializing in satellite and wireless technology and applications.

In recent years, the addressable market for FSS has expanded to include mobile applications because existing mobile satellite systems cannot provide the broadband access required by high bandwidth mobile platforms, such as ships and aircraft, including unmanned aerial vehicles. Satellite services provide secure bandwidth capacity ideal for global in-theater communications since military operations are often in locations without reliable communications infrastructure. According to a study by NSR, global revenue growth from C- and Ku-band services used for government and military applications is expected to grow at a CAGR of 4.6% from 2012 to 2017.

Our sector is noted for having favorable operating characteristics, including long-term contracts, high renewal rates and strong cash flows. The fundamentals of the sector—solid growth in demand, moderate price improvements and high operating margins—were maintained throughout the recent economic downturn, demonstrating resilient growth during a period that resulted in recession or slower growth in many regions of the world.

There is a finite number of geostationary orbital slots in which FSS satellites can be located, and many orbital locations already hold operating satellites pursuant to complex regulatory processes involving many international and national governmental bodies. These satellites typically are operated under coordination agreements designed to avoid interference with other operators’ satellites. See “—Regulation” below for a more detailed discussion of regulatory processes relating to the operation of satellites.

Our sector has consolidated over the course of the last decade, as the combination of large capital commitments, operational infrastructure requirements and access to spectrum has created challenges for smaller operators. Today, there are only three FSS operators, including us, providing global services, which is increasingly important as multinationals and governments seek a one-stop solution for obtaining global connectivity. In addition, there are a number of operators with fewer satellites that provide regional and/or national services. We currently hold the largest number of rights to orbital slots in the most valuable C- and Ku-band spectrums.

We believe a number of fundamental trends are creating increasing demand for satellite services:

•

Globalization of economic activities is increasing the geographic expansion of corporations and the communications networks that support them while creating new audiences for content. Globalization also increases the communications requirements for governments supporting embassy and military applications;

•

Connectivity and broadband access are essential elements of infrastructure supporting the rapid economic growth of developing nations. Globally dispersed organizations often turn to satellite-based infrastructures to provide better access, reliability and control. The penetration of broadband connectivity for businesses is expected to grow from 48% to 87% and from 59% to 75%, in the Latin America and Asia Pacific regions, respectively, over the period 2012 to 2017 according to Pyramid Research, a research consultant;

•

The emergence of new content consumers resulting from economic growth in developing regions results in increased demand for free-to-air and pay-TV content, including cable and direct-to-home (“DTH”). DTH subscribers are expected to grow at a CAGR of 9.2% in the Asia Pacific region from 2012 to 2017, according to Pyramid Research;

•

Proliferation of formats results in increased bandwidth requirements as content owners seek to maximize distribution to multiple viewing audiences across multiple technologies. HDTV, three-dimensional high definition television, Internet distribution of traditional television programming, Internet protocol television and video to mobile devices are all examples of the expanding format and distribution requirements of media programmers, the implementation of which varies greatly from developed to emerging regions. In its 2012 study, NSR forecasted that the number of standard and high definition television channels distributed worldwide for cable, broadcast and DTH is expected to grow at a CAGR of 6.4% from 2012 to 2017;

•

Mobility applications, such as wireless phone services, maritime communications, and aeronautical services, are fueling demand for mobile bandwidth. Commercial applications, such as broadband services for consumer air flights and cruise ships, as well as broadband requirements from the maritime and oil and gas sectors, are also resulting in increased demand for satellite-based bandwidth. Rapid growth in cellular services for developing regions is expected to transition from demand for voice only services to demand for data and video services over time, resulting in increased network bandwidth requirements. Fixed satellite services revenue growth related to capacity demand for broadband mobility applications from land, aeronautical and maritime is expected to grow at a CAGR of 26.6% for the period 2012 to 2017, according to NSR; and

•

Increased government applications, such as the increased use of fixed and mobile technology in regions of conflict, are fueling demand for satellite capacity. This includes significant advancements in aeronautical data and video surveillance collection technology, such as manned and unmanned aerial vehicles, which drive increased demand for satellite-based bandwidth. In addition, the cancellation of proprietary government satellite programs has led to an increased government demand for commercial capacity.

In total, C- and Ku-band transponder service revenue is expected to grow at a CAGR of 4.1% from 2012 to 2017, according to NSR. The fundamentals of our sector have consistently improved over the past few years, with continued strong demand despite the challenging economic environment in many regions of the world. Global C- and Ku-band transponder revenue from FSS video applications is forecasted to grow at an overall CAGR of approximately 4.3% from 2012 to 2017, according to NSR.

Our Customer Sets and Growing Applications

We focus on business-to-business services, indirectly enabling enterprise, government and consumer applications through our customers. Our customer contracts offer four different service types: transponder services, managed services, channel services and mobile satellite services and other. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenue” for further discussion of our service types. Characteristics of our customer sets are summarized below:

Year Ended December 31, 2012*	% of 2012 Total Revenue	% of Total Backlog(1)	Backlog to Revenue Multiple	Representative Customers

Network Services	46%	34%	3.0x	Bharti, France Telecom, MTN Group, Caprock UK Limited, Verizon, Vodaphone

Media	33%	59%	7.2x	Discovery Communications, Fox Entertainment Group, Home Box Office, DIRECTV, The Walt Disney Company, Turner Broadcasting Company, Vivendi

Government	20%	7%	1.4x	Australian Defence Force, U.S. Department of Defense, U.S. Department of State, U.S. Navy, U.S. Air Force, European Aeronautic Defense and Space Company

*	Does not include Satellite Related Services and Other
(1)	Backlog as of December 31, 2012

We provide satellite capacity and related communications services for the transmission of video, data and voice signals. Our customer contracts offer four different service types: on-network services, including transponder services, managed services and channel services, and off-network services, including transponder services, mobile satellite services and other. We also perform satellite-related consulting services and technical services for various third parties, such as operating satellites for other satellite owners.

Network Services

We are the world’s largest provider of satellite capacity for network services, according to Euroconsult, with a 33% global share. Our satellite capacity, paired with our terrestrial network comprised of leased fiber, teleports and data networking platforms, enables the transmission of video, data and voice to and from virtually any point on the surface of the earth. There is an increasing need for basic and high-speed connectivity in developed and emerging regions around the world. We provide an essential element of the infrastructure supporting the rapid expansion of wireless services in many emerging regions.

Network services is our largest customer set and accounted for 46% of our revenue for the year ended December 31, 2012 and $3.6 billion of our contracted backlog as of December 31, 2012. Our business generated from the network services sector is generally characterized by non-cancellable, two to five year contracts with many of the world’s leading communications providers, including fixed and wireless telecommunications companies, such as global carriers and regional and national providers in emerging regions, corporate network service providers, such as VSAT services providers to vertical markets including banks, value-added services providers, such as those serving the oil and gas and maritime industries, and multinational corporations and entities.

Our network services offerings are comprised of three primary categories:

•

Transponder services—full-time capacity services used by customers delivering fixed and mobile services, including telecom operators, wireless companies, data network operators and value-added network operators for telecom or broadband network infrastructure.

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

Our network services offerings are an essential component of our customers’ services, providing backbone infrastructure, expanded service areas and connectivity where reliability or geography is a challenge. We believe that we are a preferred provider because of our global service capability and our expertise in delivering service operator-grade network availability and efficient network control.

Our IntelsatOneSM network includes regional shared data networking platforms at our teleports that are connected to approximately 40 of our satellites. As a result, our customers can quickly establish highly reliable services across multiple regions, yet operate them on a centralized basis. Our satellite-based solutions allow customers to rapidly expand their service territories, increase the access speed and capabilities for their existing networks and efficiently address new customer and end-user requirements.

Highlights of our network services business include the following:

•

We provide services to many of the world’s largest telecommunications companies. Of the customers we categorize as telecommunications companies, our revenue from the top 25 in aggregate grew at a CAGR of 6.6% from 2008 to 2012;

•

We believe we are the world’s largest provider of satellite capacity for satellite-based private data networks, including VSAT networks. C- and Ku-band transponder demand for these networks is expected to grow at a CAGR of 5.6% from 2012 to 2017, according to NSR;

•

We believe we are the leading provider of satellite capacity for cellular backhaul applications in emerging regions, connecting cellular access points to the global telecommunications network, a global segment expected to generate over $800 million in revenue in 2013, according to NSR. Approximately 60 of our customers use our satellite-based backhaul services as a core component of their network infrastructure due to unreliable or non-existent terrestrial infrastructure. Our cellular backhaul customers include the top 10 mobile groups in Africa, such groups representing 72% of the region’s subscribers; and

•

Over 150 value-added network operators use our IntelsatOneSM broadband hybrid infrastructure to deliver their regional and global services. Applications for these services include corporate networks for multi-nationals, Internet access and broadband for maritime applications. C- and Ku-band revenue from capacity demand for broadband services for mobility applications is expected to grow at a CAGR of 26.6% from 2012 to 2017, according to NSR.

Media

We are the world’s largest provider of satellite capacity for media services, according to Euroconsult, with a 21% global share. We have delivered television programming to the world since the launch of our first satellite, Early Bird, in 1965. We provide satellite capacity for the transmission of entertainment, news, sports and educational programming for approximately 300 broadcasters, content providers and DTH platform operators worldwide. We have well-established relationships with our media customers, and in some cases have distributed their content on our satellites for over 25 years.

Media customers are our second largest customer set and accounted for 33% of our revenue for the year ended December 31, 2012 and $6.2 billion of our contracted backlog as of December 31, 2012. Our business generated from the media sector is generally characterized by non-cancellable, long-term contracts with terms of up to 15 years with premier customers, including national broadcasters, content providers and distributors, television programmers and DTH platform operators.

Broadcasters, content providers and television programmers seek efficient distribution of their content to make it easily obtainable by affiliates, cable operators and DTH platforms; satellites’ point-to-multipoint capability is difficult to replicate via terrestrial alternatives. Our strong cable distribution neighborhoods offer media customers high penetration of regional and national audiences.

Broadcasters, content providers and television programmers also select us because our global capabilities enable the distribution or retrieval of content to or from virtually any point on earth. For instance, we regularly provide fully integrated global distribution networks for content providers that need to distribute their products across multiple continents. DTH platform operators use our services because of our attractive orbital locations and because the scale and flexibility of our fleet can provide speed to market and lowers their operating risk, as we have multiple satellites serving every region.

We believe that we enjoy a strong reputation for delivering the high network reliability required to serve the demanding media sector.

Our fully integrated satellite, fiber and teleport facilities provide enhanced quality control for programmers. In addition to basic satellite services, we offer bundled, value-added services under our IntelsatOneSM brand that include managed fiber services, digital encoding of video channels and up-linking and down-linking services to and from our satellites and teleport facilities. Our IntelsatOneSM bundled services address programmers’ interests in delivering content to multiple distribution channels, such as television and Internet, and their needs for launching programs to new regions in a cost-efficient manner.

Highlights of our media business include the following:

•

30 of our satellites host premium video neighborhoods, offering programmers superior audience penetration, with nine serving the United States, six serving Europe, eight serving Latin America, four serving Asia and three serving Africa and the Middle East;

•

We are a leading provider of capacity used in global content distribution to media customers, according to Euroconsult. Our top 10 video distribution customers buy service on our network, on average, across four or more geographic regions, demonstrating the value provided by the global reach of our network;

•

We believe that we are the leading provider of satellite service capacity for the distribution of cable television programming in North America, with thousands of cable headends pointed to our satellites. Our Galaxy 13 satellite provided the first high definition neighborhood in North America, and today, the Galaxy fleet distributes over 200 high definition channels, and we distribute over 525 high definition channels on a global basis. In its 2012 study, NSR forecasted that the number of standard and high definition television channels distributed worldwide for cable, broadcast and DTH is expected to grow at a CAGR of 6.4% from 2012 to 2017;

•

We are a leading provider of satellite services for DTH providers, according to Euroconsult, supporting more than 30 DTH platforms around the world; including DirecTV in Latin America, GVT in Brazil, and Multichoice in Africa.

•

We are a leading provider of capacity used in video contribution managed occasional use services, supporting coverage of major events for news and sports organizations, according to Euroconsult. For instance, we have carried programming on a global basis for every Olympiad since 1968. Our services for broadcasters covering the 2012 games included the use of 11 Intelsat satellites supporting approximately 50 channels, our IntelsatOneSM terrestrial infrastructure and other production capabilities; and

•	Global C- and Ku-band transponder revenue from video applications is forecasted to grow at an overall CAGR of approximately 4.3% from 2012 to 2017, according to NSR.

Government

We are the leading provider of commercial satellite services to the government sector, according to NSR, with a 44% share of the U.S. military and government use of commercial satellite capacity worldwide. With over 45 years of experience serving this customer set, we have built a reputation as a trusted partner for the provision of highly customized, secure satellite-based solutions. The government sector accounted for 20% of our revenue for the year ended December 31, 2012 and $743.8 million of our contracted backlog as of December 31, 2012.

Our satellite capacity business generated from the government sector is generally characterized by single year contracts that are cancellable by the customer upon payment of termination for convenience charges and include annual options to renew for periods of up to four additional years. The annual renewal rate in our government business has averaged 88% over the last three years.

Our business generated from hosted payloads is generally characterized by contracts with service periods extending up to the 15 year life of the satellite, cancellable upon payment of termination penalties defined by the respective contracts.

Our customer base includes many of the leading government communications providers, including U.S. military and allied partners, civilian agencies and commercial customers serving the defense sector. We consider each party within the Department of Defense and other U.S. governmental agencies that has the ability to initiate a purchase requisition and select a contractor to provide services to be a separate customer, although such party may not be the party that awards us the contract for the services.

We attribute our strength in serving military and government users to our global infrastructure of satellites and our IntelsatOneSM network of teleports and fiber that complement the government’s own networks and satellites. Our fleet is flexible and provides global network capacity, resilience and critical surge capabilities, such as for recent missions in the Middle East. For instance, in 2009 we moved two satellites in our fleet to new orbital locations in a matter of months to support special military requirements. The bandwidth available on these satellites was utilized for critical unmanned aerial vehicle missions in the Middle East.

In responding to certain unique customer requirements, we also procure and integrate satellite services provided by other satellite operators, either to supplement our capacity or to obtain capacity in frequencies not available on our fleet, such as L-band mobile satellite services (“MSS”), X-band and other spectrums not available on our network. These off-network services are primarily low risk in nature, typically with the terms and conditions of the third party capacity and services we procure matched to contractual commitments from our customer.

We are an attractive supplier to the government sector because of our ability to leverage not only our assets but also other space-based solutions, providing a single contracting source for multiple, integrated technologies.

Highlights of our government business include the following:

•

We are the prime contractor or a leading contractor on a number of multi-year contract vehicles under which multiple branches of the government can order our commercial satellite services, including the Commercial Broadband Satellite Program and the Future COMSATCOM Services Acquisition program;

•

The reliability and scale of our fleet and planned launches of new and replacement satellites allow us to address changing demand for satellite coverage and to provide mission-critical communications capabilities. For instance, our IS-22 satellite hosts a UHF payload under a 15-year agreement with the Australian Defence Force;

•

Our business generated from the government sector is generally characterized by annual contracts with multi-year renewal options, consistent with U.S. government procurement practices. We have been successful in achieving an average renewal rate of 88% on our government business over the last three years; and

•

The U.S. government and military is one of the largest users of commercial satellites for government/military applications on a global basis. We currently serve approximately 100 U.S. government customers, either directly or indirectly, through resellers and government integrators.

Our leading position with the government sector has allowed us to benefit from a number of recent trends, including:

•

Growth in demand for secure high bandwidth services related to the rapidly increasing use of mobile platforms for gathering and distributing intelligence, surveillance and reconnaissance, such as the use of drones and manned aerial vehicles, which is viewed as a cost efficient technology that will continue to be used following troop withdrawals from Iraq and Afghanistan;

•

Growth in demand for commercial capacity resulting from the cancellation or delay of expensive proprietary government satellite programs, such as the Transformational Satellite Communications Program, due to budgetary pressures;

•

Growth in demand for rapid response managed and turn-key secure communication systems encompassing design, hardware, installation and transmission capacity, often from end-to-end service providers such as Intelsat;

•

Long-term contracts resulting from the use of commercial satellite programs to host proprietary military payloads, providing a shared ride to space and on-going operations for the life of the payload; and

•	According to a study by NSR, global revenue growth from C- and Ku-band services used for government and military applications is expected to grow at a CAGR of 4.6% from 2012 to 2017.

We believe our reputation as a provider of secure solutions, our global fleet, our customer relationships, our ability to provide turn-key services and our demonstrated willingness to reposition or procure capacity to support specific requirements position us to successfully compete for the increasing demand for satellite solutions for bandwidth intensive military and civilian applications. Additionally, certain of our government programs and applications drive greater efficiency and reduce manpower requirements, which we believe makes them important spending priorities in the current government budgetary environment.

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

Source: Euroconsult, Satellite Communications & Broadcasting Market Survey, Ten Year Outlook, dated September 2012

(1)	Eastern Europe / Russia includes Central Europe and Central Asia; Asia-Pacific includes Southern Asia, North East Asia, South East Asia, China Area and Oceania
(2)	Based on 36 MHz transponder equivalent in-service units as of December 31, 2011 from the most current market survey, which was issued in September 2012; excludes capacity of DTH operators in North America.

Our diversity also reduces our business risk. The diversity of our revenue and customer base enables us to capitalize on changing market conditions and mitigates the impact of fluctuations in any specific customer type or geographic region. The scale of our fleet can also reduce the financial impact of satellite failures and protect against service interruption. No single satellite generated more than 4% of our revenue and no single customer accounted for more than 4% of our revenue for the year ended December 31, 2012.

By region and service sector, our contracted backlog as of December 31, 2012 was as follows:

Note: Regional designation for backlog is based on customer billing address.

The following chart shows the breakdown of our on-network revenue by the region in which the service was delivered for the year ended December 31, 2012:

Our Strategy

We seek revenue growth and increased cash flows by expanding our leading infrastructure business in high growth regions and applications while maintaining our focus on operational discipline. Given our efficient operating structure, we believe our strategies will position us to continue to deliver high operating margins, and to generate strong cash flow and growth as our current fleet investment program is completed. The key components of our strategy include the following:

Focus our core business on attractive and growing broadband, mobility and media applications and innovative government solutions

We are a business-to-business provider of critical communications infrastructure. We intend to leverage our leading position, customer relationships, global network and regional strengths to capture new business opportunities as a result of the following:

Network Services:

•	New broadband connectivity requirements for mobility applications such as aeronautical and maritime applications;

•	The continued expansion of cellular networks and voice and data growth in emerging regions with inadequate infrastructure;

•	The requirement for highly reliable backup to fiber and other terrestrial links for certain geographies; and

•	Growth in multinational enterprise broadband access requirements resulting from globalization.

Media:

•	Programmers and broadcasters seeking new global distribution capabilities to deliver content in new regions;

•	New and expanding DTH platforms in fast growing emerging regions; and

•	Content and format proliferation, such as standard definition and high definition formats, increasing the capacity needs of our programmer customers.

Government:

•	The need for innovative fixed and mobile broadband and turn-key network solutions for in-theatre communications;

•	Rapidly increasing bandwidth requirements resulting from the use of manned and unmanned aerial vehicles; and

•	Hosted payload opportunities as government customers increasingly seek timely and cost efficient access to space, filling capacity gaps by co-locating their space assets on commercial satellites.

Optimize our space-based assets, including orbital locations and spacecraft

We intend to maximize the revenues and returns generated by our assets by managing capacity in a disciplined and efficient manner. Key elements of our strategy include:

•	Relocating bandwidth in order to support growth for mobile and network services customers, particularly in emerging markets.

•	Optimizing our space-based assets by creating additional marketable capacity through re-assigning traffic (grooming), repointing steerable beams and relocating satellites; and

•

Allocating capital based on expected returns and market demand, and being disciplined in the selection of the number, size and characteristics of replacement and new satellites to be launched. We do not expect to replace our existing fleet of over 50 satellites on a one-for-one basis.

Given the scale of our fleet, existing customer traffic can be groomed to other satellites in our fleet based upon the customer’s application and the amount of capacity required, which in turn allows us to more efficiently load our transponders and secure larger blocks of capacity for customers with growing, long-term requirements. Furthermore, because many of our satellites have flexible designs, including steerable beams, we can repoint beams to areas of unmet demand, or relocate satellites in order to bring additional capacity to an entire region. Through these various capacity management initiatives, we improve returns on our asset base and maximize the value of our fleet.

Leverage the growth capacity resulting from completion of the current fleet investment program

Our $3.7 billion fleet investment program that began in 2008 was substantially complete by the end of 2012. Capital investments in our fleet result in enhanced operating characteristics and incremental capacity to fuel future growth. Our program is designed to position the Intelsat satellite network to capitalize on the sector’s best growth opportunities globally, while providing optimal coverage to meet needs across our targeted customer sets. The characteristics of our refreshed fleet include:

•

A significant increase in the proportion of high-power, land mass-focused transponders suitable for broadband and video applications, which typically command a higher price, resulting in an opportunity to increase the overall yield on our fleet;

•	Expanded capacity to serve our faster-growth network services and government customers, particularly in emerging regions;

•	Ku-band “mobility beams,” providing highly reliable broadband capability for maritime and aeronautical applications on a global basis;

•	Expanded capacity at our most valuable regional video distribution neighborhoods;

•	Reduced risk of anomalies resulting from the replacement of satellites with known health issues; and

•	A modest increase in the total amount of station-kept transponder capacity.

Our business will benefit from the fleet investment program, utilizing the new and enhanced capacity to support our customers’ growth requirements.

Finally, we intend to leverage our frequent satellite launches and collection of orbital rights to address opportunities to supply specialized capabilities for large media companies and government applications. This could include launching and operating satellites with specific regional footprints and capabilities, such as our agreement with DIRECTV Latin America to provide customized capacity for DTH services on two new satellites. With respect to government applications, this could include advanced satellites and space-based services, as well as the ability to integrate hosted payloads with our spacecraft, providing fast and cost-effective capabilities in space. For instance, we integrated a specialized payload for the Australian Defence Force (“ADF”) into our IS-22 satellite, which we launched in 2012.

Incorporate new technology into our core network to capture growth from new applications and evolving customer requirements

Our global scale, diversity, collection of spectrum rights, technical expertise in procuring and designing satellites and fully integrated hybrid network form a strategic platform that positions us to identify and capitalize on new opportunities in satellite services.

Our fleet is large and diversified by coverage, manufacturer and age. As satellites reach the end of their service lives, we have an ongoing opportunity to refresh the technology we use to serve our customers, resulting in flexibility to address new opportunities as they are identified. For instance, we plan to incorporate high throughput spot beam technology into two replacement satellites that will be part of our Intelsat Epic NG satellite platform, which will serve the Indian Ocean and Atlantic Ocean regions in the future, providing higher throughput for our infrastructure and mobility customers. Subsequent to the introduction of the Intelsat Epic NG platform in June 2012, we announced three long-term contracts totaling nearly $500 million in contracted backlog with leading service providers delivering maritime and aeronautical broadband solutions. Our newer assets, including our enhanced terrestrial network, IntelsatOneSM , are used to address current market requirements, allowing older assets to be redeployed to serve legacy customer applications still efficiently served by those assets.

As a result, we believe that we are well positioned to accommodate new business models as they are adopted by our customers. We expect to benefit from the general trend towards IP-based networking and distribution, including growing use of new media formats and compression techniques, as well as infrastructure applications in emerging regions.

We believe that new satellite technologies, including high throughput satellites such as our Intelsat Epic NG platform, could significantly improve the performance of our network and thereby decrease our cost per bit delivered, improving our competitiveness with existing applications and increasing the value we can provide to customers. These improvements will also allow us to expand our addressable market into new fixed and mobile broadband applications. We are including these satellites in our mid-term fleet planning, allowing us to cost effectively increase our inventory and potentially allowing us to reduce the number of core satellite roles, thus enhancing capital expense efficiency.

We are also investing in enhanced technology that is incorporated in our terrestrial network to deliver converging video and IP content, thus expanding the services we provide to the media and telecommunications industries. We intend to continue to implement compression technologies into our ground network to reduce the bandwidth necessary for network service applications, increasing our customers’ efficiency and expanding our market potential, particularly in emerging regions.

Drive innovation through creative acquisitions and new business models

Our record of capitalizing on strategic growth opportunities through targeted acquisitions is well established. In addition, we have demonstrated our ability to integrate acquisitions efficiently and quickly, due to our scale and our centralized satellite operations philosophy. In 2006, we completed the largest acquisition in the history of the satellite sector with our $6.4 billion acquisition of PanAmSat Holding Corporation (“PanAmSat”).

In recent years, we have completed other, smaller transactions or partnerships involving single satellites with entities in diverse regions, such as JSAT International, Inc. (“JSAT”) in Asia, Telenor Inma AS (“Telenor”) in Europe and Convergence SPV, Ltd. (“Convergence Partners”) in Africa. In 2009, we acquired ProtoStar 1 and relocated it from Asia to the higher growth African region.

We have also been a leader in hosting payloads for government organizations, as noted by the Wall Street Journal. For instance, in 2009 the ADF contracted with us to integrate a UHF communications payload into our IS-22 satellite, which launched in March 2012. We will operate the payload for the ADF for a span of 15 years, providing us with a long-term stream of revenues and our customer with fast and cost-efficient space-based communications.

Going forward, we will consider select acquisitions of complementary businesses or technologies that enhance our product and geographic portfolio and can benefit from our scale, scope and status as a global leader.

Our Network

Our global network is comprised of over 50 satellites and ground facilities, including teleports and leased fiber that support our commercial services and the operation and control of our satellites.

Our customers depend on our global communications network and our operational and engineering leadership. Highlights of our network include:

•	Prime orbital locations, reflecting a valuable portfolio of coordinated fixed satellite spectrum rights;

•	Highly reliable services, including network availability of 99.993% on station-kept satellites for the year ended December 31, 2012;

•	Flexibility to relocate satellites to other orbital locations as we manage fleet replacement, demand patterns change or in response to new customer requirements;

•	Design features and steerable beams on many of our satellites that enable us to reconfigure capacity to provide different areas of coverage; and

•	Resilience, with multiple satellites serving each region, allowing for improved restoration alternatives should a satellite anomaly occur.

As we design our new satellites, we work closely with our strategic customers to incorporate technology and service coverage that provides them with a cost-effective platform for their respective requirements.

The table below provides a summary of our satellite fleet as of December 31, 2012, except where noted.

Satellite	Manufacturer	Orbital Location	Launch Date	Estimated End of Service Life(1)
Station Kept in Primary Orbital Role(2):
Intelsat 805	LMO(3)	304.5°E	Jun-98	Q4 2017
Intelsat 7(4)	SS/L(5)	68.65°E	Sep-98	Q3 2013
Galaxy 11	BSS(6)	304.5°E	Dec-99	Q2 2019
Intelsat 12	SS/L	45°E	Oct-00	Q1 2017
Intelsat 901	SS/L	342°E	Jun-01	Q4 2018
Intelsat 902	SS/L	62°E	Aug-01	Q3 2019
Intelsat 904	SS/L	60°E	Feb-02	Q2 2019
Intelsat 903	SS/L	325.5°E	Mar-02	Q3 2018
Intelsat 905	SS/L	335.5°E	Jun-02	Q2 2020
Galaxy 3C	BSS	95.05°W	Jun-02	Q3 2020
Intelsat 906	SS/L	64.15°E	Sep-02	Q2 2021
Intelsat 907	SS/L	332.5°E	Feb-03	Q1 2021
Galaxy 23(7)	SS/L	121°W	Aug-03	Q3 2021
Galaxy 13/Horizons-1(8)	BSS	127°W	Sep-03	Q1 2021
Intelsat 10-02(9)	EADS Astrium	359°E	Jun-04	Q2 2021
Galaxy 28	SS/L	89°W	Jun-05	Q4 2022
Galaxy 14	OSC(10)	125°W	Aug-05	Q1 2021
Galaxy 15	OSC	133°W	Oct-05	Q3 2023
Galaxy 16	SS/L	99°W	Jun-06	Q2 2024
Galaxy 17	Thales(11)	91°W	May-07	Q1 2024
Intelsat 11	OSC	317°E	Oct-07	Q3 2022
Horizon-2(12)	OSC	84.85°E	Dec-07	Q4 2024
Galaxy 18	SS/L	123°W	May-08	Q2 2026
Intelsat 25	SS/L	328.5°E	Jul-08	Q3 2025
Galaxy 19	SS/L	97°W	Sep-08	Q3 2026
Intelsat 14	SS/L	315°E	Nov-09	Q4 2027
Intelsat 15	OSC	85.15°E	Nov-09	Q2 2026
Intelsat 16	OSC	301.9°E	Feb-10	Q1 2026
Intelsat 17	SS/L	66°E	Nov-10	Q2 2026
Intelsat 28(13)	OSC	32.8°E	Apr-11	Q4 2024
Intelsat 18	OSC	180°E	Oct-11	Q4 2027
Intelsat 22(14)	BSS	72.1°E	Mar-12	Q1 2028
Intelsat 19	SS/L	166°E	Jun-12	Q1 2028
Intelsat 20	SS/L	68.5°E	Aug-12	Q3 2028
Intelsat 21	BSS	302°E	Aug-12	Q3 2028
Intelsat 23	OSC	307°E	Oct-12	Q4 2028

Station Kept Satellites, Redeployed(15):
Galaxy 25	SS/L	93.1°W	May-97	Q4 2017
Intelsat 8(16)	SS/L	169°E	Nov-98	Q2 2016
Galaxy 26	SS/L	50°E	Feb-99	Q3 2017
Galaxy 27	SS/L	45.1°E	Sep-99	Q1 2014
Intelsat 1R	BSS	310°E	Nov-00	Q3 2017
Intelsat 10	BSS	47.5°E	May-01	Q4 2015
Galaxy 12	OSC	129°W	Apr-03	Q4 2017

Satellite	Manufacturer	Orbital Location	Launch Date	Estimated End of Service Life(1)
Inclined Orbit (17):
Leasat 5(18)	BSS	72°E	Jan-90	Q3 2015
Intelsat 603(19)	BSS	11.5°E	Mar-90	Q2 2015
Intelsat 701(19)	SS/L	157°E	Oct-93	Q4 2020
Intelsat 702	SS/L	33°E	Jun-94	Q1 2018
Intelsat 706(20)	SS/L	DRIFT	May-95	Q3 2014
Intelsat 707(21)	SS/L	307°E	Mar-96	Q1 2013
Intelsat 709(22)	SS/L	47.5°E	Jun-96	Q1 2013
Intelsat 26	BSS	50.3°E	Feb-97	Q4 2014
Intelsat 801	LMO	330.5°E	Mar-97	Q4 2013
Intelsat 5	BSS	DRIFT	Aug-97	Q4 2020
Intelsat 9(23)	BSS	DRIFT	Jul-00	Q4 2016

(1)	Engineering estimates of the service life as of December 31, 2012 as determined by remaining fuel levels, consumption rates and other considerations (including power) and assuming no relocation of the satellite. Such estimates are subject to change based upon a number of factors, including updated operating data from manufacturers.
(2)	Primary orbital roles are those that are populated with station-kept satellites, generally, but not always, in their initial service positions, and where our general expectation is to provide continuity of service over the long-term.
(3)	Lockheed Martin Corporation.
(4)	IS-7 was replaced by IS-20. IS-7 remains at 68.65°E as a backup satellite.
(5)	Space Systems/Loral, Inc.
(6)	Boeing Satellite Systems, Inc., formerly Hughes Aircraft Company.
(7)	EchoStar Communications Corporation owns all of this satellite’s Ku-band transponders and a portion of the common elements of the satellite.
(8)	Horizons Holdings, our joint venture with JSAT, owns and operates the Ku-band payload on this satellite. We are the exclusive owner of the C-band payload.
(9)	Telenor owns 18 Ku-band transponders (measured in equivalent 36 MHz transponders) on this satellite.
(10)	Orbital Sciences Corporation.
(11)	Thales Alenia Space.
(12)	Horizons Holdings owns the payload on this satellite and we operate the payload for the joint venture.
(13)	IS-28 was formerly known as Intelsat New Dawn.
(14)	IS-22 includes a UHF payload owned by the Australian Defence Force.
(15)	Certain of our orbital roles are populated with satellites that generally, but not always, have been redeployed from their primary orbital role but still have significant remaining station-kept life.
(16)	In February 2013, we revised the estimated end of service life for IS-8. The table reflects the revised expected life of the satellite.
(17)	Certain of our orbital roles are from time to time populated with inclined orbit satellites, depending upon the applications being serviced by that orbital location.
(18)	Leasat F5 provides services in the X-band and UHF-band frequencies for military applications.
(19)	These satellites are currently drifting to new orbital locations. Once they arrive, we will revise their estimated end of service life.
(20)	In February 2013, IS-706 completed its relocation to 157°E. The table reflects the revised expected life of the satellite.
(21)	IS-707 was decommissioned in January 2013.
(22)	IS-709 was decommissioned in February 2013.
(23)	In January 2013, IS-9 completed its relocation to 317°E. The table reflects the revised expected life of the satellite.

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

A geosynchronous satellite is referred to as geostationary, or station-kept, when it is operated within an assigned orbital control, or station-keeping box, which is defined by a specific range of latitudes and longitudes. Geostationary satellites revolve around the earth with a speed that corresponds to that of the earth’s rotation and appear to remain above a fixed point on the earth’s surface at all times. Geosynchronous satellites that are not station-kept are in inclined orbit. The daily north south motion of a satellite in inclined orbit exceeds the specified range of latitudes of its assigned station-keeping box, and the satellite appears to oscillate slowly, moving above and below the equator every day. An operator will typically operate a satellite in inclined orbit toward the end of its service life because the operator is able to save significant amounts of fuel by not controlling the north-south position of the satellite and is thereby able to substantially extend the service life of the satellite. The types of services and customers that can access an inclined orbit satellite have traditionally been limited due to the movement of the satellite relative to a fixed ground antenna. However, recent technology innovations now allow the use of inclined orbit capacity for certain applications. As a result, we anticipate demand for inclined orbit capacity may increase over the next few years if these applications are successfully introduced. As of December 31, 2012, 11 of our satellites were operating in an inclined orbit, with most continuing to earn revenue beyond our original estimated life for each of these satellites.

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

As of December 31, 2012, our in-orbit fleet of satellites had approximately 1,200 and 900 36-MHz equivalent transponders available for transmitting in the C-band and the Ku-band, respectively. These totals measure transponders on station-kept satellites. The average system fill factor for our satellites, which represents the percentage of our total available transponder capacity that is in use or that is reserved at a given time (including guaranteed reservations for service), was 79%, 77%, 77% and 78% in the quarters ended March 31, 2012; June 30, 2012; September 30, 2012 and December 31, 2012, respectively. The primary factors resulting in the trends in average system fill factor over this period were primarily related to a net decline of in-use transponders related to the release of restoration capacity following the resolution of an anomaly, the non-renewal and terminations of certain services and a decision to relocate a satellite, which resulted in it being temporarily out of service, partially offset by new and expanded customer services. Total available capacity decreased slightly over this period as a result of new satellite launches offset by satellites deorbited and satellites temporarily out of service due to relocation at the end of the period.

The design life of a satellite is the length of time that the satellite’s hardware is designed by the manufacturer to remain operational under normal operating conditions. In contrast, a satellite’s orbital maneuver life is the length of time the satellite has enough fuel to remain operational. A satellite’s service life is based upon fuel levels and other considerations, including power. Satellites launched in the recent past are generally expected to remain in service for the lesser of maneuver life or 16 years. Satellites typically have enough fuel to maintain between 16 and 18 years of station-kept operations. The average remaining service life of our satellites was approximately 9.2 years as of December 31, 2012, weighted on the basis of nominally available capacity for the station-kept satellites we own.

Planned Satellites

As of December 31, 2012, we had orders for the following four satellites. Generally, these satellites are being built over a period of three years.

Satellite	Manufacturer	Role	Earliest Launch Date	Expected Launch Provider
IS-27	Boeing	Follow-on satellite for IS-805 and Galaxy 11 located at 304.5°E.	Launch Failure February 2013(1)	Sea Launch
IS -30	SS/L	New satellite serving Latin America to be located at 95°W.	Q3 2014	Arianespace
IS -31	SS/L	New satellite serving Latin America to be located at 95°W.	Q3 2015	Undetermined
IS-29e	Boeing	Next generation satellite offering high-throughput, open-architecture platform	Q4 2015	Undetermined

(1)	- On February 1, 2013, the launch vehicle for our IS-27 satellite failed shortly after liftoff and the satellite was completely destroyed. A Failure Review Board has been established to determine the cause. The satellite and launch vehicle were fully insured, and we have filed a total loss claim with our insurers.

In addition to these planned satellites, we are finalizing the designs of two satellites which we expect to order in 2013. IS-27R will feature a payload designed to accommodate the growth requirements of our media customers in Latin America. IS-33e will be part of our Intelsat Epic high-throughput, open-architecture platform and will serve Asia, Europe and Africa.

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

Network Operations and Current Ground Facilities

We control and operate each of our satellites and manage the communications services for which each satellite is used from the time of its initial deployment through the end of its operational life, and we believe that our technical skill in performing these critical operations differentiates us from our competition. We provide most of these services from our satellite operations centers in Washington, D.C. and Long Beach, California and our customer service center in Ellenwood, Georgia. In the event of a natural disaster or other situation disabling one of the facilities, each satellite operations center has the functional ability to provide instantaneous restoration of services on behalf of the other, demonstrating the efficiency and effectiveness of our network. Utilizing state of the art satellite command and control hardware and software, our satellite operations centers analyze telemetry from our satellites in order to monitor their status and track their location.

Our satellite operations centers use a network of ground facilities to perform their functions. This network includes 21 earth stations that provide tracking, telemetry and commanding (“TT&C”) services for our satellites and various other earth stations worldwide. Through our ground facilities, we constantly monitor signal quality, protect bandwidth from piracy or other interference and maintain customer installed equipment.

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

We have invested heavily in our fully integrated IntelsatOneSM terrestrial network which complements our satellite network. Our network includes teleport, leased fiber and network performance monitoring systems and enables us to provide end-to-end managed solutions to our customers. In addition to leased fiber connecting high-density routes, our ground network also features strategically located points of presence, which are drop-off points for our customers’ traffic that are close to major interconnection hubs for telecommunications applications, video transmissions and trunking to the Internet backbone. Our terrestrial network is an all IP network environment that results in improved ground support of high bandwidth applications such as HD video. The network architecture allows us to converge our media and network services terrestrial network infrastructures, resulting in reduced costs, and provides opportunities for generating additional revenue from existing and new customers by bundling combinations of media and network services products that can be offered through a single access circuit into our network.

Capacity Sparing and Backup and General Satellite Risk Management

As part of our satellite risk management, we continually evaluate, and design plans to mitigate, the areas of greatest risk within our fleet, especially for those satellites with known technical risks. We believe that the availability of spare transponder services capacity, together with the overlapping coverage areas of our satellites and flexible satellite design features described in —Our Network—Satellite Systems above, are important aspects of our ability to provide reliable service to our customers. In addition, these factors could help us to mitigate the financial impact to our operations attributable to the occurrence of a major satellite anomaly, including the loss of a satellite. Although we do not maintain backup for all of our transponder services operating capacity, we generally maintain some form of backup capacity for each satellite designated as being in primary operating service. Our restoration backup capacity may include any one or more of the following:

•	designated reserve transponders on the satellite or other on-board backup systems or designed-in redundancies,

•	an in-orbit spare satellite, or

•	interim restoration capacity on other satellites.

In addition, we provide some capacity on a preemptible basis and could preempt the use of this capacity to provide backup capacity in the event of a loss of a satellite.

We typically obtain launch insurance for our satellites before launch and will decide whether or not to obtain such insurance taking into consideration launch insurance rates, terms of available coverage and alternative risk management strategies, including the availability of backup satellites and transponders in the event of a launch failure. Launch insurance coverage is typically in an amount equal to the fully capitalized cost of the satellite, which generally includes the construction costs, the portion of the insurance premium related to launch, the cost of the launch services and capitalized interest (but may exclude any unpaid incentive payments to the manufacturer).

As of December 31, 2012, four of the satellites in our fleet were covered by in-orbit insurance. In-orbit insurance coverage may initially be for an amount comparable to launch insurance levels, generally decreases over time and is typically based on the declining book value of the satellite. We do not currently insure against lost revenue in the event of a total or partial loss of a satellite.

Sales, Marketing and Distribution Channels

Our company tagline, “Closer, by far,” describes the close working relationship we strive to build with our customers. Our primary sales and marketing operations are located in the United Kingdom and the United States. In addition, we have established local sales and marketing support offices in the following countries around the world:

• Australia	• Japan

• Brazil	• Mexico

• China	• Singapore

• France	• South Africa

• Germany	• United Arab Emirates

• India	• United Kingdom

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

Satellite Health and Technology

Our satellite fleet is diversified by manufacturer and satellite type, and is generally healthy, with 99.993% availability of station-kept satellite capacity during the year ended December 31, 2012. We have experienced some technical problems with our current fleet but have been able to minimize the impact of these problems on our customers, our operations and our business in recent years. Many of these problems have been component failures and anomalies that have had little long-term impact to date on the overall transponder availability in our satellite fleet. All of our satellites have been designed to accommodate an anticipated rate of equipment failures with adequate redundancy to meet or exceed their orbital design lives, and to date, this redundancy design scheme has proven effective. After each anomaly we have generally restored services for our customers on the affected satellite, provided alternative capacity on other satellites in our fleet, or provided capacity that we purchased from other satellite operators.

Significant Anomalies

On November 28, 2004, our Galaxy 27 satellite experienced a sudden anomaly in its north electrical distribution system which resulted in the loss of control of the satellite and the interruption of customer services on the satellite. Galaxy 27 is a FS 1300 series satellite manufactured by SS/L. Our engineers were able to regain command and control of Galaxy 27, and it was placed back in service, with reduced payload capacity, following operational testing. We have determined that the north electrical distribution system on Galaxy 27 and the communications capacity associated with it are not operational, and the satellite has lost redundancy in nearly all of its components. As a result, Galaxy 27 faces an increased risk of loss in the future. As of December 31, 2012, a substantial subset of Galaxy 27’s transponders, which are all powered by the south electrical distribution system, have been tested, are performing normally and are available for service to our customers. Some of these transponders are currently being used by our customers.

On January 14, 2005, our IS-804 satellite experienced a sudden and unexpected electrical power system anomaly that resulted in the total loss of the satellite. IS-804 was a Lockheed Martin 7000 series (the “LM 7000 series”) satellite, and as of December 31, 2012 we operated two other satellites in the LM 7000 series, IS-801 and IS-805. Of these two satellites, only IS-805 remains in a primary orbital role. Based on the report of the failure review board that we established with Lockheed Martin Corporation, we believe that the IS-804 failure was not likely to have been caused by an IS-804 specific workmanship or hardware element, but was most likely caused by a high current event in the battery circuitry triggered by an electrostatic discharge that propagated to cause the sudden failure of the high voltage power system. We therefore believe that although this risk exists for our other LM 7000 series satellites, the risk of any individual satellite having a similar anomaly is low.

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

With respect to both the Galaxy 27 and Galaxy 26 anomalies, the failure review boards that we established with SS/L identified the likely root cause of the anomalies as a design flaw which is affected by a number of parameters and in some extreme cases can result in an electrical system anomaly. The design flaw also exists on IS-8. This satellite has been in service since November 1998 and has not experienced an electrical system anomaly. Along with the manufacturer, we continually monitor this problem. Traffic on IS-8 was transferred to IS-19, which entered into service in August 2012.

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

On April 22, 2011, our IS-28 satellite, formerly known as the Intelsat New Dawn satellite, was launched into orbit. Subsequent to the launch, the satellite experienced an anomaly during the deployment of its west antenna reflector, which controls communications in the C-band frequency. The anomaly had not been experienced previously on other STAR satellites manufactured by Orbital Sciences Corporation, including those in the Intelsat fleet. The Ku-band antenna reflector deployed and that portion of the satellite is operating as planned, entering service in June 2011. A Failure Review Board was established to determine the cause of the anomaly. The Failure Review Board completed its investigation in July 2011 and concluded that the deployment anomaly of the C-band reflector was most likely due to a malfunction of the reflector sunshield. As a result, the sunshield interfered with the ejection release mechanism, and prevented the deployment of the C-band antenna. The New Dawn Failure Review Board also recommended corrective actions for Orbital Sciences Corporation satellites not yet launched to prevent reoccurrence of the anomaly. Appropriate corrective actions were implemented on IS-18, which was successfully launched on October 5, 2011, and on IS-23, which was launched in October 2012 and entered into service in November 2012.

On June 1, 2012, our IS-19 satellite was launched into orbit. During launch operations, our IS-19 satellite experienced damage to its south solar array. Although both solar arrays are deployed, the power available to the satellite is less than is required to operate 100% of the payload capacity. The Independent Oversight Board (IOB) formed by Space Systems Loral and Sea Launch to investigate the solar array deployment anomaly has successfully reached a unanimous conclusion. The IOB concluded that the anomaly occurred before the spacecraft separated from the launch vehicle, during the ascent phase of the launch, and originated in one of the satellite’s two solar array wings due to a rare combination of factors in the panel fabrication and unrelated to the launch vehicle. While the satellite is operational, the anomaly resulted in structural and electrical damage to one solar array wing, which reduced the amount of power available for payload operation. We have filed a partial loss claim with our insurers relating to the solar array anomaly. We expect to receive approximately $82 million of insurance proceeds related to the partial loss claim. The insurance proceeds are expected to be received in the first quarter of 2013. As planned, IS-19 followed IS-8 at 166° east longitude, in August 2012.

On February 1, 2013, the launch vehicle for our IS-27 satellite failed shortly after liftoff and the satellite was completely destroyed. A Failure Review Board has been established to determine the cause. The satellite and launch vehicle were fully insured, and we have filed a total loss claim of approximately $406 million with our insurers.

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

As of December 31, 2012, we operated one BSS 601 satellite, IS-26. This satellite has been identified as having heightened susceptibility to the SCP problem. IS-26 has been in continuous operation since 1997. Both primary and backup SCPs on this satellite are monitored regularly and remain fully functional. Accordingly, we believe it is unlikely that additional SCP failures will occur; however, should they occur, we do not anticipate an interruption in business or early replacement of this satellite as a result.

BSS 601 HP XIPS. The BSS 601 HP satellite uses XIPS as its primary propulsion system. There are two separate XIPS on each BSS 601 HP, each one of which is capable of maintaining the satellite in its orbital position. The satellite also has a completely independent chemical propulsion system as a backup to the XIPS. As a result, the failure of a XIPS on a BSS 601 HP typically would have no effect on the satellite’s performance or its operating life. However, the failure of both XIPS would require the use of the backup chemical propulsion system, which could result in a shorter operating life for the satellite depending on the amount of chemical fuel remaining. XIPS failures do not typically result in a catastrophic failure of the satellite or affect the communications capability of the satellite.

As of December 31, 2012, we operated four BSS 601 HP satellites, IS-5, IS-9, IS-10 and Galaxy 13/Horizons-1. Galaxy 13/Horizons-1 continues to have both XIPS available as its primary propulsion system. IS-5, IS-9 and IS-10 have experienced the failure of both XIPS and are operating on their backup chemical propulsion systems. IS-5 was redeployed in 2012 following its replacement by IS-8, which was subsequently replaced by IS-19. Also in 2012, IS-9 and IS-10 were redeployed following their replacement by IS-21 and IS-20, respectively. No assurance can be given that we will not have further XIPS failures that result in shortened satellite lives. We have decommissioned three satellites that had experienced failure of both XIPS. IS-6B was replaced by IS-11 during the first quarter of 2008, Galaxy 10R was replaced by Galaxy 18 during the second quarter of 2008, and Galaxy 4R was decommissioned in March 2009.

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

As of December 31, 2012, we operated three BSS 702 satellites, two of which are affected by accelerated solar array degradation, Galaxy 11 and IS-1R. Service to customers has not been affected, and we expect that both of these satellites will continue to serve customers until we replace or supplement them with new satellites. Along with the manufacturer, we continually monitor the problem to determine its cause and its expected effect. Due to this continued degradation, Galaxy 11’s estimated end of service life is in the second quarter of 2019 and IS-1R’s estimated end of service life is in the third quarter of 2017. Galaxy 11 is currently operating in a primary orbital role and IS-1R was redeployed following its replacement by IS-14. The third BSS 702 satellite that we operated as of December 31, 2012, Galaxy 3C, was launched after the solar array anomaly was identified, and it has a substantially different solar array design intended to eliminate the problem. This satellite has been in service since September 2002 and has not experienced similar degradation problems.

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

We also compete with providers of terrestrial fiber optic cable capacity on certain routes and networks, principally for point-to-point services. As a result, we have been experiencing, and expect to continue to experience, a decline in certain of our revenues due to the build-out of fiber optic cable capacity. However, we believe that satellites have advantages over fiber optic cables in certain regions and for certain applications. The primary use of fiber optic cable is carrying high-volume communications traffic from point to point, and fiber capacity is available at substantially lower prices than satellite capacity once operational. Consequently, the growth in fiber optic cable capacity has led voice, data and video contribution customers that require service between major city hubs to migrate from satellite to fiber optic cable. However, satellite capacity remains competitive for signals that need to be transmitted beyond the main termination points of fiber optic cable for point-to-multipoint transmissions, such as for video broadcast, and for signals seeking to bypass congested terrestrial networks. Satellite capacity is also competitive in parts of the world where providing fiber optic cable capacity is not yet cost-effective, reliable or is physically not feasible. We believe that in those applications and regions where we do compete with fiber optic cable companies, the basis for competition is primarily price. See “—Our Sector” for a description of the FSS sector generally and the advantages of satellite communications.

We also face competition from resellers of satellite and fiber capacity. Resellers purchase FSS or fiber capacity from current or future providers and then resell the capacity to their customers.

Regulation

As an operator of a privately owned global satellite system, we are subject to U.S. government regulation, regulation by foreign national telecommunications authorities and the International Telecommunication Union (“ITU”) frequency coordination process and regulations.

U.S. Government Regulation

FCC Regulation. Almost all of the satellites in our current constellation are licensed and regulated by the U.S. Federal Communications Commission (“FCC”). We have final or temporary FCC authorization for all of our U.S.-licensed operating satellites. The special temporary authorizations (“STAs”) in effect relating to our satellites cover various time periods, and thus the number held at any given time varies. In some cases, we have sought STAs because we needed temporary operational authority while we are awaiting grant of identical permanent authority. In others, we sought STAs because the activity was temporary in nature, and thus no permanent authority was needed. Historically we have been able to obtain the STAs that we have needed on a timely basis. FCC satellite licenses have a fifteen-year term. At the end of a license term, we can request an extension to continue operating a satellite. In addition, our FCC satellite licenses that relate to use of those orbital locations and associated frequencies that were transferred to the United States at the time of our privatization in July 2001 are conditioned on our remaining a signatory to the Public Services Agreement with the International Telecommunications Satellite Organization described below under “—Our History—The Privatization.” Furthermore, any transfer of these licenses by us to a third party or a successor-in-interest is only permitted if such third party or successor-in-interest has undertaken to perform our obligations under the Public Services Agreement. Some of our authorizations contain waivers of technical regulations. Many of our technical waivers were required when our satellites were initially licensed by the United States at privatization in 2001 because, as satellites previously operated by an intergovernmental entity, they had not been built in compliance with certain U.S. regulations. Since privatization, several replacement satellites for satellites licensed at privatization also have needed technical waivers as they are technically similar to the satellites they are replacing.

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

U.S. Export Control Requirements and Sanctions Regulation. Intelsat must comply with U.S. export control laws and regulations as follows:

The Arms Export Control Act, implemented by the International Traffic in Arms Regulations (“ITAR”) and administered by the U.S. Department of State’s Directorate of Defense Trade Controls (“DDTC”), regulates the export of satellites, certain associated hardware, defense services, and technical information relating to satellites to non-U.S. persons (including satellite manufacturers, component suppliers, launch services providers, insurers, customers, Intelsat employees, and other non-U.S. persons). Certain of Intelsat’s contracts for consulting, manufacture, launch, operation, and insurance of Intelsat’s and third party satellites involve the export to non-U.S. persons of technical data and/or hardware regulated by the ITAR. We believe that we have obtained all of the ITAR authorizations currently needed in order to fulfill our obligations under contracts with non-U.S. entities, and we believe that the terms of these licenses are sufficient given the scope and duration of the contracts to which they pertain.

The Export Administration Act/International Emergency Economic Powers Act, implemented by the Export Administration Regulations (“EAR”) and administered by the U.S. Department of Commerce’s Bureau of Industry and Security, regulates exports of non-ITAR controlled equipment. Intelsat exports such equipment to earth stations in our ground network located outside of the United States and to customers as needed. It is our practice to obtain all licenses necessary, or correctly document the license exception authorized, for the furnishing of original or spare equipment for the operation of our TT&C ground stations, other network stations, and customer locations in a timely manner in order to facilitate the shipment of this equipment when needed.

Congress and the President have acted to authorize the transfer of commercial communication satellites from the ITAR to the EAR, but at this time the new regulations are not yet finalized. Intelsat will continue to operate under the current ITAR and EAR rules until the new regulations are published.

Trade sanctions laws and regulations administered by the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”) regulate the provision of services to certain countries subject to U.S. trade sanctions. As required, Intelsat holds the authorizations needed to provide satellite capacity and related administrative services to U.S.-sanctioned countries.

U.S. Department of Defense Security Clearances. To participate in classified U.S. government programs, we entered into a proxy agreement with the U.S. government that allows one of our subsidiaries to obtain security clearance from the U.S. Department of Defense as required under the national security laws and regulations of the United States. Such a proxy agreement is required to insulate the subsidiary performing this work from inappropriate foreign influence and control by Intelsat Global Holdings S.A., a Luxembourg company with significant non-U.S. investment and employees. Security clearances are subject to ongoing scrutiny by the issuing agency, as well as renewal every five years. Intelsat must maintain the security clearances obtained from the U.S. Department of Defense, or else be unable to perform our obligations under any classified U.S. government contracts to which our subsidiary is a party. Under those circumstances, the U.S. government would have the right to terminate our contracts requiring access to classified information and we would not be able to enter into new classified contracts. Compliance with the proxy agreement is regularly monitored by the U.S. Department of Defense and reviewed at least annually, and if we materially violate the terms of the proxy agreement, the subsidiary holding the security clearances may be suspended or debarred from performing any government contracts, whether classified or unclassified. Our current proxy agreement expires in 2019 and is subject to extension with the agreement of the U.S. Department of Defense.

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

South Africa Regulation. We hold a license for an earth station in South Africa.

Japan Regulation. We and JSAT are the sole members of Horizons Holdings and in 2002 the Japanese telecommunications ministry authorized Horizons Holdings to operate the Ku-band payload on the Galaxy 13/Horizons-1 satellite. In 2003, the FCC added this Ku-band payload to its “Permitted Space Station List,” enabling Horizons Holdings to use the payload to provide non-DTH services in the United States, and in May 2004, the FCC expanded this authority to include one-way DTH services. We are the exclusive owner of the C-band payload on Galaxy 13/Horizons-1, which the FCC has licensed us to operate.

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

Employees

As of December 31, 2012, we had 1,094 full-time regular employees. These employees consisted of:

•	490 employees in engineering, operations and related information systems;

•	297 employees in finance, legal, corporate information systems and other administrative functions;

•	208 employees in sales, marketing and strategy; and

•	99 employees in support of government sales and marketing.

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

Upon our privatization, each Signatory and Investing Entity that executed and delivered the required privatization agreements, including a shareholders agreement, received shares in Intelsat, Ltd. in proportion to its investment share in the IGO. The IGO, referred to post-privatization as the International Telecommunications Satellite Organization (“ITSO”), was established and was to exist as an intergovernmental organization for a period of at least 12 years after July 18, 2001, and then could be terminated by a decision of a governing body of ITSO called the Assembly of Parties. The Assembly of Parties voted in 2012 to continue ITSO until at least 2021. Pursuant to a Public Services Agreement among ITSO and Intelsat, Ltd. and certain of our subsidiaries, we have an obligation to provide our services in a manner consistent with the core principles of global coverage and connectivity, lifeline connectivity and non-discriminatory access, and ITSO monitors our implementation of this obligation.

The 2005 Acquisition Transactions

On January 28, 2005, Intelsat, Ltd. was acquired by Intelsat Holdings for total cash consideration of approximately $3.2 billion, with pre-acquisition debt of approximately $1.9 billion remaining outstanding. Intelsat Holdings was initially formed as a Bermuda company.

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

The Sponsors Acquisition Transactions

On February 4, 2008, Serafina Acquisition Limited completed its acquisition of 100% of the equity ownership of Intelsat Holdings (the “Sponsors Acquisition”) for total cash consideration of approximately $5.0 billion, pursuant to a share purchase agreement among Serafina Acquisition Limited, Intelsat Holdings, certain shareholders of Intelsat Holdings and Serafina Holdings Limited (“Serafina Holdings”). Serafina Holdings is an entity formed by funds controlled by BC Partners Holdings Limited (the “BCEC Funds”) and certain other investors. Subsequent to the execution of the share purchase agreement, two investment funds controlled by Silver Lake Partners, L.P. (“Silver Lake Partners”) and other equity investors joined the BCEC Funds as the equity sponsors of Serafina Holdings. We refer to the BCEC Funds, the Silver Lake Partners funds and the other equity sponsors collectively as the Sponsors. As a result of completion of the Sponsors Acquisition and related financing transactions, we and our subsidiaries assumed aggregate net incremental debt of approximately $3.7 billion.

The Luxembourg Migration

On December 15, 2009, Intelsat, Ltd. and certain of its parent holding companies and subsidiaries migrated their jurisdiction of organization from Bermuda to Luxembourg (the “Migration”). As a result of the Migration, our headquarters are located in Luxembourg. Each company that migrated has continued its corporate and legal personality in Luxembourg. Subsequent to the Migration, Intelsat Global, Ltd. became known as Intelsat Global S.A., Intelsat Global Subsidiary, Ltd. became known as Intelsat Global Subsidiary S.A., Intelsat Holdings, Ltd. became known as Intelsat Holdings S.A., Intelsat, Ltd. became known as Intelsat S.A., Intelsat (Bermuda), Ltd. became known as Intelsat (Luxembourg) S.A. and Intelsat Jackson Holdings, Ltd. became known as Intelsat Jackson Holdings S.A.

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

In addition, we face challenges to our business apart from these industry trends that our competition may not face. A portion of our revenue has historically been derived from channel services. Because fiber optic cable capacity is generally available at lower prices than satellite capacity, competition from fiber optic cable has historically caused a migration of our point-to-point customers from satellite to fiber optic cable on certain routes, resulting in erosion in our revenue from point-to-point services over the last ten years. Some other FSS operators have service mixes that are less weighted towards point-to-point connectivity than our current service mix. We have been addressing this erosion and sustaining our business by expanding our customer base in point-to-multipoint services, such as video, and growing our managed services business.

Failure to compete effectively with other FSS operators and to adapt to new competition and new technologies or failure to implement our business strategy while maintaining our existing business could result in a loss of revenue and a decline in profitability, a decrease in the value of our business and a downgrade of our credit ratings, which could restrict our access to the capital markets.

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

We currently carry in-orbit insurance only with respect to a small portion of our satellite fleet. As of December 31, 2012, four of the satellites in our fleet were covered by in-orbit insurance. Amounts recoverable from in-orbit insurance coverage may initially be comparable to amounts recoverable with respect to launch insurance coverage; however, such amounts generally decrease over time and are typically based on the declining book value of the satellite.

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

We also maintain third-party liability insurance on our satellites to cover damage caused by our satellites. As of December 31, 2012, all of the satellites in our fleet were covered by third-party liability insurance. This insurance, however, may not be adequate or available to cover all third-party liability damages that may be caused by any of our satellites, and we may not in the future be able to renew our third-party liability coverage on reasonable terms and conditions, if at all.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.

As of December 31, 2012, (a) Intelsat S.A. had approximately $15.9 billion principal amount of total third-party indebtedness on a consolidated basis, approximately $3.3 billion of which was secured debt, (b) Intelsat Luxembourg had approximately $15.6 billion principal amount of total third-party indebtedness on a consolidated basis, approximately $3.3 billion of which was secured debt, and (c) Intelsat Jackson had approximately $10.3 billion principal amount of total third-party indebtedness on a consolidated basis, approximately $3.3 billion of which was secured debt. Intelsat Luxembourg debt and Intelsat Jackson debt are included in the Intelsat S.A. consolidated debt.

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

•	limit flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	limit our ability to engage in strategic transactions or implement our business strategies;

•	limit our ability to borrow additional funds; and

•	place us at a disadvantage compared to any competitors that have less debt.

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

Implementation of our business strategy requires a substantial outlay of capital. As we pursue our business strategies and seek to respond to opportunities and trends in our industry, our actual capital expenditures may differ from our expected capital expenditures and there can be no assurance that we will be able to satisfy our capital requirements in the future. The nature of our business also requires us to make capital expenditure decisions in anticipation of customer demand, and we may not be able to correctly predict customer demand. We have only a fixed amount of transponder capacity available to serve a particular region. If our customer demand exceeds our transponder capacity, we may not be able to fully capture the growth in demand in the region served by that capacity. We currently expect that the majority of our liquidity requirements in 2013 will be satisfied by cash on hand, cash generated from our operations, borrowings under our revolving credit facility and refinancing of our third party debt. However, if we determine we need to obtain additional funds through external financing and are unable to do so, we may be prevented from fully implementing our business strategy.

The availability and cost to us of external financing depend on a number of factors, including general market conditions, our financial performance and our credit rating. Both our credit rating and our ability to obtain financing generally may be influenced by the supply and demand characteristics of the telecommunications sector in general and of the FSS sector in particular. Declines in our expected future revenue under contracts with customers and challenging business conditions faced by our customers are among factors that may adversely affect our credit. Other factors that could impact our credit include the amount of debt in our current capital structure, activities associated with our strategic initiatives, our expected future cash flows and the capital expenditures required to execute our business strategy. The overall impact on our financial condition of any transaction that we pursue may be negative or may be negatively perceived by the financial markets and ratings agencies and may result in adverse rating agency actions with respect to our credit rating. A disruption in the capital markets, a deterioration in our financial performance or a credit rating downgrade could limit our ability to obtain financing or could result in any such financing being available only at greater cost or on more restrictive terms than might otherwise be available. Our credit rating was downgraded by Moody’s Investor Services Inc. in June 2006, in January 2008, in February 2009 and again in October 2009 and by Standard & Poor’s Ratings Group (“S&P”), in June 2006, in June 2007, and in October 2009; in each of Febuary 2008 and March 2011, single tranches of debt were downgraded. Our debt agreements also impose restrictions on our operation of our business and could make it more difficult for us to obtain further external financing if required. See—The terms of the Intelsat Jackson Secured Credit Agreement, the Intelsat Jackson Unsecured Credit Agreements, the indentures governing our existing notes and the terms of our other indebtedness may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

Long-term disruptions in the capital and credit markets as a result of uncertainty due to the recent global recession, changing or increased regulation or failures of significant financial institutions could adversely affect our access to capital. If financial market disruptions intensify, it may become difficult for us to raise additional capital or refinance debt when needed, on acceptable terms or at all. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures and reducing or eliminating other discretionary uses of cash.

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

We provide communications services in approximately 200 countries and territories. Accordingly, we may be subject to greater risks than other companies as a result of the international nature of our business operations. We could be harmed financially and operationally by tariffs, taxes and other trade barriers that may be imposed on our services, or by political and economic instability in the countries in which we provide services. If we ever need to pursue legal remedies against our customers or our business partners located outside of Luxembourg, the United States or the United Kingdom, it may be difficult for us to enforce our rights against them depending on their location.

Substantially all of our on-going technical operations are conducted and/or managed in the United States and Germany. However, providers of satellite launch services, upon which we are reliant to place our satellites into orbit, locate their operations in countries including Kazakhstan and French Guiana. Political disruptions in these two countries could increase the risk of launching the satellites that provide capacity for our operations, which could result in financial harm to us.

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

Our Sponsors control us and may have conflicts of interest with us in the future.

Intelsat Global Holdings is controlled by affiliates of the Sponsors and the funds advised by or associated with the Sponsors. The Sponsors, together with certain members of our senior management team and other designated employees, beneficially own substantially all of the equity interests in Intelsat Global Holdings, which is the direct parent company of Intelsat Investment Holdings S.à r.l., which is the direct parent of Intelsat Holdings, which is the direct parent of Intelsat S.A. The Sponsors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of shareholders. For example, the Sponsors could cause us to make acquisitions that increase the amount of our indebtedness. Additionally, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Sponsors may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the Sponsors continue to own a significant amount of the equity of Intelsat Global Holdings, they will continue to be able to strongly influence or effectively control our decisions.

We have several large customers and the loss of, or default by, these customers could materially reduce our revenue and materially adversely affect our business.

We rely on a limited number of customers to provide a substantial portion of our revenue and contracted backlog. For the year ended December 31, 2012, our ten largest customers and their affiliates represented approximately 25% of our revenue. The loss of, or default by, our larger customers could adversely affect our current and future revenue and operating margins.

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

Reductions or changes in U.S. government spending, including the U.S. defense budget, could reduce our revenue and adversely affect our business.

The U.S. government, through the Department of Defense and other agencies, is one of our largest customers. Spending authorizations for defense-related and other programs by the U.S. government have fluctuated in the past, and future levels of expenditures and authorizations for these programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. To the extent the U.S. government and its agencies reduce spending on commercial satellite services, this could adversely affect our revenue and operating margins.

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

Any single anomaly or series of anomalies could materially and adversely affect our operations, our revenues, our relationships with our current customers and our ability to attract new customers for our satellite services. In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly and the availability of on-satellite backups. Anomalies and our estimates of their future effects may also cause a reduction of the expected service life of a satellite and contracted backlog. Anomalies may also cause a reduction of the revenue generated by that satellite or the recognition of an impairment loss, and in some circumstances could lead to claims from third parties for damages, if a satellite experiencing an anomaly were to cause physical damage to another satellite, create interference to the transmissions on another satellite, or cause other satellite operators to incur expenses to avoid such physical damage or interference. Finally, the occurrence of anomalies may adversely affect our ability to insure our satellites at commercially reasonable premiums, if at all. While some anomalies are covered by insurance policies, others are not or may not be covered. See —Risk Factors Relating to Our Business—Our financial condition could be materially and adversely affected if we were to suffer a satellite loss that is not adequately covered by insurance.

Many of the technical problems we have experienced with our current fleet have been component failures and anomalies. Our IS-804 satellite experienced a sudden and unexpected electrical power system anomaly that resulted in the total loss of the satellite in January 2005. The IS-804 satellite was an LM 7000 series satellite, and as of December 31, 2012, we operated two other satellites in the LM 7000 series, IS-801 and IS-805. We believe that the IS-804 satellite failure was most likely caused by a high current event in the battery circuitry triggered by an electrostatic discharge that propagated to cause the sudden failure of the high voltage power system.

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

Three of the BSS 601 satellites that we operated in the past, as well as BSS 601 satellites operated by others, have experienced a failure of the primary and backup SCPs. On February 1, 2010, our IS-4 satellite experienced an anomaly of its backup SCP and was taken out of service. This event did not have a material impact on our operations or financial results.

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

On April 22, 2011, the IS-28 satellite was launched into orbit. Subsequent to the launch, the satellite experienced an anomaly during the deployment of its west antenna reflector, which controls communications in the C-band frequency. The anomaly had not been experienced previously on other STAR satellites manufactured by Orbital Sciences Corporation, including those in the Intelsat fleet. The Ku-band antenna reflector deployed and that portion of the satellite is operating as planned, entering service in June 2011. A failure review board was established to determine the cause of the anomaly. The failure review board completed its investigation in July 2011 and concluded that the deployment anomaly of the C-band reflector was most likely due to a malfunction of the reflector sunshield. As a result, the sunshield interfered with the ejection release mechanism, and prevented the deployment of the C-band antenna. The New Dawn failure review board also recommended corrective actions for Orbital Sciences Corporation satellites not yet launched to prevent reoccurrence of the anomaly. Appropriate corrective actions were implemented on IS-18, which was successfully launched on October 5, 2011, and on IS-23, which was successfully launched in October 2012.

On June 1, 2012, our IS-19 satellite experienced damage to its south solar array during its launch operations. Although both solar arrays are deployed, the power available to the satellite is less than is required to operate 100% of the payload capacity. The Independent Oversight Board (“IOB”) formed by Space Systems Loral and Sea Launch to investigate the solar array deployment anomaly concluded that the anomaly occurred before the spacecraft separated from the launch vehicle, during the ascent phase of the launch, and originated in one of the satellite’s two solar array wings due to a rare combination of factors in the panel fabrication and unrelated to the launch vehicle. While the satellite is operational, the anomaly resulted in structural and electrical damage to one solar array wing, which reduced the amount of power available for payload operation. Additionally, we have filed a partial loss claim with our insurers relating to the solar array anomaly. We expect to receive approximately $82 million of insurance proceeds related to the partial loss claim. The insurance proceeds are expected to be received in the first quarter of 2013. As planned, IS-19 followed IS-8 at 166° east longitude, in August 2012.

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

On February 1, 2013, the launch vehicle for our IS-27 satellite failed shortly after liftoff and the satellite was completely destroyed. A Failure Review Board has been established to determine the cause. The satellite and launch vehicle were fully insured, and we have filed a total loss claim of approximately $406 million with our insurers.

Since 1975, we and the entities we have acquired have launched 115 satellites. Including the IS-27 satellite, nine of these satellites were destroyed as a result of launch failures. In addition, certain launch vehicles that we have used or are scheduled to use have experienced launch failures in the past. Launch failure rates vary according to the launch vehicle used.

As of December 31, 2012, we had four satellites in development that are expected to be launched from 2013 to 2015. See Item 1—Business—Our Network—Satellite Systems—Planned Satellites.

New or proposed satellites are subject to construction and launch delays, the occurrence of which can materially and adversely affect our operations.

The construction and launch of satellites are subject to certain delays. Such delays can result from delays in the construction of satellites and launch vehicles, the periodic unavailability of reliable launch opportunities, possible delays in obtaining regulatory approvals and launch failures. We have in the past experienced delays in satellite construction and launch which have adversely affected our operations. Future delays may have the same effect. A significant delay in the future delivery of any satellite may also adversely affect our marketing plan for the satellite. If satellite construction schedules are not met, a launch opportunity may not be available at the time a satellite is ready to be launched. Further, any significant delay in the commencement of service of any of our satellites could enable customers who pre-purchased or agreed to utilize transponder capacity on the satellite to terminate their contracts and could affect our plans to replace an in-orbit satellite prior to the end of its service life. The failure to implement our satellite deployment plan on schedule could have a material adverse effect on our financial condition and results of operations. Delays in the launch of a satellite intended to replace an existing satellite that results in the existing satellite reaching its end of life before being replaced could result in loss of business to the extent an in-orbit backup is not available. As of December 31, 2012, we had four satellites in development that were expected to be launched from 2013 to 2015. See Item 1—Business—Our Network—Satellite Systems—Planned Satellites.

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

Natural disasters could damage or destroy our ground stations, resulting in a disruption of service to our customers. We currently have the technology to safeguard our antennas and protect our ground stations during natural disasters such as a hurricane, but the collateral effects of such disasters such as flooding may impair the functioning of our ground equipment. If a future natural disaster impairs or destroys any of our ground facilities, we may be unable to provide service to our customers in the affected area for a period of time.

Risk Factors Relating to Regulation

We are subject to orbital slot/spectrum access requirements of the ITU and regulatory and licensing requirements in each of the countries in which we provide services, and our business is sensitive to regulatory changes internationally and in those countries.

The telecommunications industry is highly regulated, and we depend on access to orbital slots and spectrum resources to provide satellite services. The ITU and national regulators allocate spectrum for satellite services, and may change these allocations, which could change or limit how Intelsat’s current satellites are able to be used. In addition, in connection with providing satellite capacity, ground network uplinks, downlinks and other value-added services to our customers, we need to maintain regulatory approvals, and from time to time obtain new regulatory approvals, from various countries. Obtaining and maintaining these approvals can involve significant time and expense. If we cannot obtain or are delayed in obtaining the required regulatory approvals, we may not be able to provide these services to our customers or expand into new services. In addition, the laws and regulations to which we are subject could change at any time, thus making it more difficult for us to obtain new regulatory approvals or causing our existing approvals to be revoked or adversely modified. Because the regulatory schemes vary by country, we may also be subject to regulations of which we are not presently aware and could be subject to sanctions by a foreign government that could materially and adversely affect our operations in that country. If we cannot comply with the laws and regulations that apply to us, we could lose our revenue from services provided to the countries and territories covered by these laws and regulations and be subject to criminal or civil sanctions.

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

We believe our current operations are in compliance with FCC and non-U.S. licensing jurisdiction requirements. However, if we do not maintain the authorizations necessary to operate our existing satellites, we will not be able to operate the satellites covered by those authorizations, unless we obtain authorization from another licensing jurisdiction. Some of our authorizations provide waivers of technical regulations. If we do not maintain these waivers, we will be subject to operational restrictions or interference that will affect our use of existing satellites. Loss of a satellite authorization could cause us to lose the revenue from services provided by that satellite at a particular orbital location to the extent these services cannot be provided by satellites at other orbital locations.

Our launch and operation of planned satellites requires additional regulatory authorizations from the FCC or a non-U.S. licensing jurisdiction. Likewise, if any of our current operations are deemed not in compliance with applicable regulatory requirements, we may be subject to various sanctions, including fines, loss of authorizations, or denial of applications for new authorizations or renewal of existing authorizations. It is not uncommon for licenses for new satellites to be granted just prior to launch, and we expect to receive such licenses for all planned satellites. If we do not obtain required authorizations in the future, we will not be able to operate our planned satellites. If we obtain a required authorization but we do not meet milestones regarding the construction, launch and operation of a satellite by deadlines that may be established in the authorization, we may lose our authorization to operate a satellite using certain frequencies in an orbital location. Any authorizations we obtain may also impose operational restrictions or permit interference that could affect our use of planned satellites.

If we do not occupy unused orbital locations by specified deadlines, or do not maintain satellites in orbital locations we currently use, those orbital locations may become available for other satellite operators to use.

We currently have rights to use one orbital location that we may lose because the location is not occupied by one of our in-orbit satellites. If we are unable to place satellites into currently unused orbital locations by specified deadlines and in a manner that satisfies the ITU, or national regulatory requirements, or if we are unable to maintain satellites at the orbital locations that we currently use, we may lose our rights to use these orbital locations, and the locations could become available for other satellite operators to use. We cannot operate our satellites without a sufficient number of suitable orbital locations in which to place the satellites. The loss of one or more of our orbital locations could negatively affect our plans and our ability to implement our business strategy.

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

The export of satellites and technical data related to satellites, earth station equipment and provision of services are subject to U.S. State Department, U.S. Commerce Department and U.S. Treasury Department regulations. If we do not maintain our existing authorizations or obtain necessary future authorizations under the export control laws and regulations of the United States, we may be unable to export technical data or equipment to non-U.S. persons and companies, including to our own non-U.S. employees, as required to fulfill existing contracts. If we do not maintain our existing authorizations or obtain necessary future authorizations under the trade sanctions laws and regulations of the United States, we may not be able to provide satellite capacity and related administrative services to certain countries subject to U.S. sanctions. In addition, because we conduct management activities from Luxembourg, our U.S. suppliers must comply with U.S. export control laws and regulations in connection with their export of satellites and related equipment and technical data to us. Our ability to acquire new satellites, launch new satellites or operate our satellites could also be negatively affected if our suppliers do not obtain required U.S. export authorizations.

If we do not maintain required security clearances from, and comply with our agreements with, the U.S. Department of Defense, or if we do not comply with U.S. law, we may not be able to continue to perform our obligations under U.S. government contracts.

To participate in classified U.S. government programs, we sought and obtained security clearances for one of our subsidiaries from the U.S. Department of Defense. Given our foreign ownership, we entered into a proxy agreement with the U.S. government that limits our ability to control the operations of this subsidiary, as required under the national security laws and regulations of the United States. If we do not maintain these security clearances, we will not be able to perform our obligations under any classified U.S. government contracts to which our subsidiary is a party, the U.S. government would have the right to terminate our contracts requiring access to classified information and we will not be able to enter into new classified contracts. As a result, our business could be materially and adversely affected. Further, if we materially violate the terms of the proxy agreement or if we are found to have materially violated U.S. law, we or the subsidiary holding the security clearances may be suspended or barred from performing any government contracts, whether classified or unclassified, and we could be subject to civil or criminal penalties.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Through October 4, 2012, we owned the Washington, D.C. building where our administrative headquarters and primary satellite operations center are located (the “U.S. Administrative Headquarters Property”). The land that underlies this building was leased from the U.S. government pursuant to a lease that was to expire in 2081. The building has approximately 917,000 gross square feet, of which approximately 546,500 rentable square feet is used for office space and satellite operations facilities. See “Item 1—Business—Our Network—Network Operations and Current Ground Facilities” for descriptions of these facilities. The building also houses the majority of our sales and marketing support staff and other administrative personnel. On October 5, 2012, we completed the sale of our U.S. Administrative Headquarters Property, and assigned our Amended and Restated Lease Agreement with the U.S. Government relating to the U.S. Administrative Headquarters Property, to the purchaser for a price of $85.0 million in cash. Upon the closing of the sale, we entered into an agreement under which we are temporarily leasing from the purchaser a portion of the U.S. Administrative Headquarters Property. On November 30, 2012, we also entered into an agreement to lease approximately 188,000 square feet of space in McLean, Virginia for our new permanent U.S. administrative headquarters and primary satellite operations center in a building that is in the process of being constructed (the “New U.S. Administrative Headquarters”). The lease is for a term of 15 years, beginning in mid-2014.

We own a facility in Ellenwood, Georgia in which our primary customer service center is located, together with our Atlanta Teleport. The facility has approximately 129,000 square feet of office space and operations facilities, which are based in two buildings and multiple antenna shelters and 65 antennas on the property. See “Item 1—Business—Our Network—Network Operations and Current Ground Facilities” for a description of this facility.

We also lease approximately 33,000 square feet in Bethesda, Maryland where the employees of our Intelsat General subsidiary are located. The lease expires on January 31, 2017.

Our backup satellite operations center is located at a facility that we own in Long Beach, California, which includes approximately 68,875 square feet for administrative and operational facilities. We have entered into two lease agreements for 21,549 square feet with two third party tenants.

We use a worldwide ground network to operate our satellite fleet and to manage the communications services that we provide to our customers. This network is comprised of 52 owned and leased earth station and teleport facilities around the world, including 21 earth stations that perform TT&C services.

The seven TT&C earth stations in our ground network that we own are located in Hagerstown, Maryland, Ellenwood, Georgia, Fillmore, Napa and Riverside, California, Paumalu, Hawaii and Fuchsstadt, Germany. We also lease facilities in Castle Rock, Colorado, where we maintain assets, including: antennas, communications equipment, and some infrastructure equipment. We lease facilities at 44 other locations for satellite and commercial operations worldwide. We also contract with the owners of some of these facilities for the provision of additional services. The locations of other earth stations in our ground network include Argentina, Australia, Bahrain, Canada, Hong Kong, India, Israel, Italy, Kazakhstan, Kenya, Mongolia, the Netherlands, New Zealand, Nigeria, South Korea, South Africa, French Polynesia, Taiwan, Uruguay and the United Arab Emirates. Our network also consists of the leased communications links that connect the earth stations to our satellite operations center located at our Washington, D.C. location and to our back-up operations facility.

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

We lease office space in Luxembourg and London, England. Our Luxembourg office serves as the headquarters for us and our Luxembourg parents and subsidiaries. Our London office houses the employees of Intelsat Global Sales and Marketing Ltd., our sales and marketing subsidiary, and administrative support and functions as our global sales headquarters.

We also lease office space in Florida, Australia, Brazil, China, France, Germany, India, Japan, Mexico, Singapore, South Africa and the United Arab Emirates for our local sales and marketing and administrative support offices.

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

The following selected historical consolidated financial data should be read in conjunction with, and is qualified by reference to, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and their notes included elsewhere in this Annual Report. The consolidated statement of operations data and consolidated cash flow data for the years ended December 31, 2010, 2011 and 2012, and the consolidated balance sheet data as of December 31, 2011 and 2012 have been derived from consolidated financial statements audited by KPMG LLP, an independent registered public accounting firm, included elsewhere in this Annual Report. The consolidated statement of operations data and consolidated cash flow data for the period January 1, 2008 to January 31, 2008 (predecessor entity), the period February 1, 2008 to December 31, 2008 (successor entity) and for the year ended December 31, 2009 and the consolidated balance sheet data as of December 31, 2008, 2009 and 2010 have been derived from consolidated financial statements that are not included in this Annual Report.

	Predecessor Entity	Successor Entity
	January 1 to January 31, 2008	February 1 to December 31, 2008
			Year Ended December 31,
			2009	2010	2011	2012
			(in thousands)
Consolidated Statement of Operations Data

Revenue	$190,261	$2,174,640	$2,513,039	$2,544,652	$2,588,426	$2,610,152
Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	25,683	337,466	401,826	413,400	417,179	415,900
Selling, general and administrative	18,485	182,957	259,944	220,207	208,189	203,563
Depreciation and amortization	64,157	795,663	804,037	798,817	769,440	764,903
Restructuring and transaction costs	313,102	1,926	—	—	—	—
Impairment of asset value	—	390,444	499,100	110,625	—	—
Losses on derivative financial instruments	11,431	155,305	2,681	89,509	24,635	39,935

Total operating expenses	432,858	1,863,761	1,967,588	1,632,558	1,419,443	1,424,301

Income (loss) from operations	(242,597)	310,879	545,451	912,094	1,168,983	1,185,851
Interest expense, net	80,275	1,295,458	1,362,823	1,379,019	1,309,484	1,266,813
Gain (loss) on early extinguishment of debt	—	576	4,697	(76,849)	(326,183)	(73,542)

Earnings (loss) from previously unconsolidated affiliates	15	495	517	503	(24,658)	—
Other income (expense), net	520	(12,452)	41,496	9,124	1,955	(10,128)

Loss before income taxes	(322,337)	(995,960)	(770,662)	(534,147)	(489,387)	(164,632)
Provision for (benefit from) income taxes	(10,476)	(109,561)	11,399	(26,378)	(55,393)	(19,628)

Net loss	(311,861)	(886,399)	(782,061)	(507,769)	(433,994)	(145,004)
Net (income) loss attributable to noncontrolling interest	—	93	369	2,317	1,106	(1,639)

Net loss attributable to Intelsat S.A.	$(311,861)	$(886,306)	$(781,692)	$(505,452)	$(432,888)	$(146,643)

Consolidated Cash Flow Data
Net cash provided by operating activities	$19,619	$876,143	$873,656	$1,018,218	$916,060	$832,612
Net cash used in investing activities	(24,701)	(409,897)	(947,095)	(954,614)	(850,431)	(794,601)
Net cash provided by (used in) financing activities	(22,304)	(1,504,431)	73,001	150,698	(465,234)	(137,936)

Other Data
Capital expenditures	$24,701	$397,759	$943,133	$982,127	$844,688	$866,016

	Successor Entity
	As of December 31,
	2008	2009	2010	2011	2012
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents, net of restricted cash	$470,211	$477,571	$692,930	$294,700	$187,446
Restricted cash	—	—	—	94,131	—
Satellites and other property and equipment, net	5,339,671	5,781,955	5,997,283	6,142,731	6,355,192
Total assets	17,657,332	17,342,935	17,592,367	17,361,406	17,301,721
Total debt	14,873,333	15,320,699	15,916,625	16,002,330	15,903,326
Shareholder’s equity (deficit)	504,347	(210,763)	(698,941)	(1,143,375)	(1,278,762)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

2012 Significant Finance Transactions

On April 26, 2012, Intelsat Jackson completed an offering of $1.2 billion aggregate principal amount of its 7 1/4% Senior Notes due 2020 (the “2020 Jackson Notes”). Intelsat Jackson had previously issued $1.0 billion aggregate principal amount of the 2020 Jackson Notes on September 30, 2010. The net proceeds from the April 2012 offering were used by Intelsat Jackson to repurchase or redeem all of the $701.9 million aggregate principal amount of Intelsat Jackson’s outstanding 9 1/2% Senior Notes due 2016 (the “2016 Jackson 9 1/2% Notes”) and $445.0 million aggregate principal amount of Intelsat Jackson’s 11 1/4% Senior Notes due 2016 (the “2016 Jackson 11 1/4% Notes”). In connection with these repurchases and redemptions, we recognized a loss on early extinguishment of debt of $43.4 million during the second quarter of 2012, consisting of the difference between the carrying value of the aggregate debt repurchased or redeemed and the total cash amount paid (including related fees), and a write-off of unamortized debt premium and debt issuance costs.

On October 3, 2012, Intelsat Jackson completed an offering of $640.0 million aggregate principal amount of its 6 5/8% Senior Notes due 2022 (the “2022 Intelsat Jackson Notes”). The net proceeds from the October 2012 offering were used by Intelsat Jackson to repurchase or redeem all of the remaining outstanding $603.2 million principal amount of the 2016 Jackson 11 1/4% Notes. In connection with these repurchases and redemptions, we recognized a loss on early extinguishment of debt of $24.3 million in the fourth quarter of 2012, consisting of the difference between the carrying value of the debt repurchased or redeemed and the total cash amount paid (including related fees), and a write-off of unamortized debt premium.

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

Service Type	Description
On-Network Revenues:

Transponder Services	•	Commitments by customers to receive service via, or to utilize capacity on, particular designated transponders according to specified technical and commercial terms. Transponder services also include revenues from hosted payload capacity. Transponder services are marketed to each of our primary customer sets, as follows:

		•	Network Services: fixed and wireless telecom operators, data network operators, enterprise operators of private data networks, and value-added network operators for broadband network infrastructure.

		•	Media: broadcasters (for distribution of programming and full time contribution, or gathering, of content), programmers and DTH operators.

		•	Government: civilian and defense organizations, for use in implementing private networks, or for the provision of capacity or capabilities through hosted payloads.

Managed Services	•	Hybrid services based upon IntelsatOneSM, which combine satellite capacity, teleport facilities, satellite communications hardware such as broadband hubs or video multiplexers and fiber optic cable and other ground facilities to provide managed and monitored broadband, Internet, video and private network services to customers. Managed services are marketed to each of our customer sets as follows:

		•	Network Services: ISPs and value-added service providers who develop service offerings based upon our integrated broadband platforms.

		•	Media: programmers outsourcing elements of their transmission infrastructure and part time occasional use services used primarily by news and sports organizations to gather content from remote locations.

		•	Government: users seeking secured, integrated, end-to-end solutions.

Service Type	Description
Channel	•	Standardized services of predetermined bandwidth and technical characteristics, primarily used for point-to-point bilateral services for telecommunications providers. Channel is not considered a core service offering due to changing market requirements and the proliferation of fiber alternatives for point-to-point customer applications. Channel services are exclusively marketed to:

		•	Traditional telecommunications providers in our network service customer set.

Off-Network and Other Revenues:

Transponder, Mobile Satellite Services and Other	•	Capacity for voice, data and video services provided by third-party commercial satellite operators for which the desired frequency type or geographic coverage is not available on our network. These services include L-band MSS, for which our Intelsat General Corporation (“Intelsat General”) subsidiary is a reseller. In addition, this revenue category includes the sale of customer premises equipment and other hardware. These products are primarily marketed to:

		•	Government: direct government users, government contractors working on programs where aggregation of capacity is required.

		•	Network Services: enterprise and value added service providers.

Satellite-related Services	•	Services include a number of satellite-related consulting and technical services that involve the lifecycle of satellite operations and related infrastructure, from satellite and launch vehicle procurement through TT&C services and related equipment sales. These services are typically marketed to other satellite operators.

We market our services on a global basis, with almost every populated region of the world contributing to our revenue. The diversity of our revenue allows us to benefit from changing market conditions and lowers our risk from revenue fluctuations in our service applications and geographic regions.

Trends Impacting Our Revenue

Our revenue at any given time is dependent upon a number of factors, including but not limited to the supply of capacity available on our fleet in a given region, which is determined in part by our launch programs, our relocations of capacity, competition from supply provided by other satellite operators and by competing technologies such as fiber optic cable networks, as well as the level of demand for that capacity. See “Item 1—Business—Our Sector” for a discussion of the global trends creating demand for our services. Business trends impacting our revenue in recent periods include:

•	Growth in demand for broadband infrastructure from wireless telecommunications companies operating in developing regions or regions with geographic challenges;

•	Growth in demand for broadband connectivity for enterprises and government organizations providing services and value-added applications on a global basis;

•	Satellite capacity needed to provide broadband connectivity for mobile networks on ships, planes and oil and gas platforms;

•	Increasing popularity of DTH television services which use our capacity for program distribution;

•	The global demand for television content in standard and high definition (HDTV) formats, which uses our satellite network and IntelsatOneSM terrestrial services for distribution;

•	The increasing use of commercial satellite capacity by governments for military and other operations, but which has slowed with the tightening U.S. budget; and

•

Our use of third party or off-network services to satisfy government demand for capacity not available on our network. These services are low risk in nature, with no required up-front investment and terms and conditions of the procured capacity which typically match the contractual commitments from our customers. Demand for certain of these off network services has declined with reductions in troop deployment in regions of conflict.

See “Item 1—Business—Our Customer Sets” for a discussion of our customers’ uses of our services and see “Item 1—Business—Our Strategy” for a discussion of our strategies with respect to marketing to our various customer sets.

Customer Applications

Our transponder services, managed services, MSS and channel are used by our customers for three primary customer applications: network service applications, media applications and government applications.

Pricing

Pricing of our services is based upon a number of factors, including, but not limited to, the region served by the capacity, the power and other characteristics of the satellite beam, the amount of demand for the capacity available on a particular satellite and the total supply of capacity serving any particular region. Over the last three years our business has experienced improving revenue per unit of contracted capacity. With respect to regional trends, in general, the regions where we have added updated capacity to our fleet, such as Asia and Latin America, have experienced the most favorable pricing environments. Based upon our current experience, we believe pricing is generally stable overall. According to Euroconsult, the annual average price per transponder for C- and Ku- band capacity is forecasted to be generally stable, growing globally from $1.61 million to $1.66 million per 36 MHz transponder over the period 2012 to 2017.

The pricing of our services is generally fixed for the duration of the service commitment. New and renewing service commitments are priced to reflect regional demand and other factors as discussed above.

Operating Expenses

Direct Costs of Revenue (Excluding Depreciation and Amortization)

Direct costs of revenue relate to costs associated with the operation and control of our satellites, our communications network and engineering support, and the purchase of off-network capacity. Direct costs of revenue consist principally of salaries and related employment costs, in-orbit insurance, earth station operating costs and facilities costs. Our direct costs of revenue fluctuate based on the number and type of services offered and under development, particularly as sales of off-network transponder services and sales of customer premises equipment fluctuate. We expect our direct costs of revenue to increase as we add customers and expand our managed services and use of off-network capacity.

Selling, General and Administrative Expenses

Selling, general and administrative expenses relate to costs associated with our sales and marketing staff and our administrative staff, which includes legal, finance and human resources. Staff expenses consist primarily of salaries and related employment costs, including stock compensation, travel costs and office occupancy costs. Selling, general and administrative expenses also include building maintenance and rent expenses and the provision for uncollectible accounts. Selling, general and administrative expenses generally fluctuate with the number of customers served and the number and types of services offered. Selling, general and administrative expenses also include fees for professional services and monitoring fees payable to the Sponsors in support of strategic activities.

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

Capital assets are depreciated or amortized on a straight-line basis over their estimated useful lives. The remaining depreciable lives of our satellites range from less than one year to 17 years as of December 31, 2012.

Impairment Charges

During the first quarter of 2010, we recorded a non-cash impairment charge of $6.5 million for the impairment of our IS-4 satellite, which was deemed unrecoverable. We also recorded a non-cash impairment charge of $104.1 million for the impairment of our Galaxy 15 satellite after an anomaly occurred in April 2010 resulting in our inability to command the satellite. When the Galaxy 15 anomaly occurred there was substantial uncertainty as to our ability to recover use of the satellite and, accordingly, we recognized an impairment during the second quarter of 2010. On December 23, 2010, our Galaxy 15 satellite was recovered and extensive in-orbit testing was subsequently completed to determine its functionality. In February 2011, Galaxy 15 initiated a drift to 133.1°W and returned to service, initially as an in-orbit spare. In October 2011, media traffic was transferred from Galaxy 12 back to Galaxy 15 and it resumed normal service. We do not currently anticipate any future impairment charges on the Galaxy 15 satellite. See “—Critical Accounting Policies—Asset Impairment Assessments”.

Contracted Backlog

We benefit from strong visibility of our future revenues. Our contracted backlog is our expected future revenue under existing customer contracts, and includes both cancellable and non-cancellable contracts. Our contracted backlog was approximately $10.7 billion as of December 31, 2012, approximately 86% of which related to contracts that were non-cancellable and approximately 11% related to contracts that were cancellable subject to substantial termination fees. As of December 31, 2012, the weighted average remaining customer contract life was approximately five years. We currently expect to deliver services associated with approximately $2.3 billion, or approximately 21%, of our December 31, 2012 contracted backlog during the year ending December 31, 2013, $63.3 million of which is from channel services. The amount included in backlog represents the full service charge for the duration of the contract and does not include termination fees. The amount of the termination fees, which is not included in the backlog amount, is generally calculated as a percentage of the remaining backlog associated with the contract. In certain cases of breach for non-payment or customer bankruptcy, we may not be able to recover the full value of certain contracts or termination fees. Our contracted backlog includes 100% of the backlog of our consolidated ownership interests, which is consistent with the accounting for our ownership interest in these entities.

Our expected future revenue under our contracted backlog as of December 31, 2012 was as follows (in millions):

Period
2013	$2,282.4
2014	1,679.4
2015	1,335.5
2016	938.9
2017	740.8
2018 and thereafter	3,772.8

Total	$10,749.8

Our contracted backlog by service type as of December 31, 2012 was as follows (in millions, except percentages):

Service Type	Amount	Percent
Transponder services	$9,586.7	89%
Managed services	767.0	7
Off-network and other	236.5	2
Channel	159.6	2

Total	$10,749.8	100%

We believe this backlog and the resulting predictable cash flows in the FSS sector make our net cash provided by operating activities less volatile than that of typical companies outside our industry.

Results of Operations

Years Ended December 31, 2011 and 2012

The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

	Year Ended December 31, 2011	Year Ended December 31, 2012	Increase (Decrease)	Percentage Change
Revenue	$2,588,426	$2,610,152	$21,726	1%
Operating expenses:

Direct costs of revenue (excluding depreciation and amortization)	417,179	415,900	(1,279)	(0)
Selling, general and administrative	208,189	203,563	(4,626)	(2)
Depreciation and amortization	769,440	764,903	(4,537)	(1)
Losses on derivative financial instruments	24,635	39,935	15,300	62

Total operating expenses	1,419,443	1,424,301	4,858	0

Income from operations	1,168,983	1,185,851	16,868	1
Interest expense, net	1,309,484	1,266,813	(42,671)	(3)
Loss on early extinguishment of debt	(326,183)	(73,542)	252,641	(77)
Loss from previously unconsolidated affiliates	(24,658)	—	24,658	NM
Other income (expense), net	1,955	(10,128)	(12,083)	NM

Loss before income taxes	(489,387)	(164,632)	324,755	(66)
Benefit from income taxes	(55,393)	(19,628)	35,765	(65)

Net loss	(433,994)	(145,004)	288,990	(67)%
Net (income) loss attributable to noncontrolling interest	1,106	(1,639)	(2,745)	NM

Net loss attributable to Intelsat S.A.	$(432,888)	$(146,643)	$286,245	(66)%

Revenue

The following table sets forth our comparative revenue by service type, with Off-Network and Other Revenues shown separately from On-Network Revenues, for the periods shown (in thousands, except percentages):

	Year Ended December 31, 2011	Year Ended December 31, 2012	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$1,907,768	$1,950,230	$42,462	2%
Managed services	282,386	276,024	(6,362)	(2)
Channel	104,981	91,805	(13,176)	(13)

Total on-network revenues	2,295,135	2,318,059	22,924	1
Off-Network and Other Revenues
Transponder, MSS and other off-network services	237,020	234,143	(2,877)	(1)
Satellite-related services	56,271	57,950	1,679	3

Total off-network and other revenues	293,291	292,093	(1,198)	(0)

Total	$2,588,426	$2,610,152	$21,726	1%

Total revenue for the year ended December 31, 2012 increased by $21.7 million, or 1%, as compared to the year ended December 31, 2011. By service type, our revenues increased or decreased due to the following:

On-Network Revenues:

•

Transponder services—an aggregate increase of $42.5 million, primarily due to a $43.0 million increase in revenue from growth in capacity services sold to media customers mainly in the Latin America and Caribbean, the Europe and the Asia-Pacific regions, and a $7.2 million increase in revenue from capacity services sold by our Intelsat General business, partially offset by an aggregate $7.7 million decrease in revenue from network services customers, reflecting declines in the Europe, the Africa and the Middle East and the Asia-Pacific regions, but an increase in the Latin America and Caribbean region.

•

Managed services—an aggregate decrease of $6.4 million, primarily due to a $14.0 million net decrease in revenue from network services customers related to non-renewal of contracts for international trunking largely in the Africa and Middle East region, a trend which we expect will continue due to the migration of services in these regions to fiber optic cable. This decrease was partially offset by a $5.9 million net increase in revenue from broadband services for mobility applications and a $2.4 million net increase in managed video services sold to media customers.

•

Channel—an aggregate decrease of $13.2 million related to a continued decline from the migration of international point-to-point satellite traffic to fiber optic cables, a trend which we expect will continue.

Off-Network and Other Revenues:

•

Transponder, MSS and other off-network services—an aggregate decrease of $2.9 million, primarily due to an $8.7 million decline in usage-based MSS revenue and a $6.5 million net decrease in off-network transponder and media services primarily in the Asia-Pacific, the North America and the Latin America and Caribbean regions, partially offset by a $6.8 million increase in network customer premise equipment revenue as well as a $5.6 million increase in off-network transponder and other services primarily related to contracts being implemented by our Intelsat General business.

•

Satellite-related services—an aggregate increase of $1.7 million, due primarily to a net increase in government professional services, partially offset by a net decrease in professional fees earned for providing flight operations support for third-party satellites.

Operating Expenses

Direct Costs of Revenue (Excluding Depreciation and Amortization)

Direct costs of revenue decreased by $1.3 million to $415.9 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The decline was primarily due to a $9.9 million decrease in costs associated with purchases of off-network FSS capacity services and other third-party services and a net $4.3 million decrease in the costs of MSS and off-network FSS capacity purchased related to solutions sold by our Intelsat General business. These decreases were partially offset by a $6.6 million increase in staff related and other expenses primarily due to higher retirement plan, bonuses and stock compensation related costs, and a $6.3 million increase in costs of sales for customer premise equipment.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $4.6 million, or 2%, to $203.6 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The decrease was primarily due to an $8.6 million decrease in professional fees, partially offset by a $3.8 million increase in bad debt expense.

Depreciation and Amortization

Depreciation and amortization expense decreased by $4.5 million, or 1%, to $764.9 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This decrease was primarily due to the following:

•	a net decrease of $39.5 million in depreciation expense due to the timing of certain satellites becoming fully depreciated and changes in estimated remaining useful lives of certain satellites;

•

a decrease of $13.7 million in amortization expense largely due to changes in the expected pattern of consumption of amortizable intangible assets, as these assets primarily include acquired backlog, which relates to contracts covering periods that expire over time, and acquired customer relationships, for which the value diminishes over time; and

•	a net decrease of $12.6 million in depreciation expense due to the timing of ground and other assets placed in service or becoming fully depreciated; partially offset by

•	an increase of $61.8 million in depreciation expense resulting from the impact of satellites placed into service during 2011 and 2012.

Losses on Derivative Financial Instruments

Losses on derivative financial instruments were $39.9 million for the year ended December 31, 2012 as compared to $24.6 million for the year ended December 31, 2011. The losses on derivative financial instruments are related to the net loss on our interest rate swaps, which reflects amounts accrued on the interest rate swaps as well as the change in fair value.

Interest Expense, Net

Interest expense, net consists of the gross interest expense we incur less the amount of interest we capitalize related to capital assets under construction and less interest income earned. As of December 31, 2012, we also held interest rate swaps with an aggregate notional amount of $2.3 billion to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities. The swaps have not been designated as hedges for accounting purposes. Interest expense, net decreased by $42.7 million, or 3%, to $1.27 billion for the year ended December 31, 2012, as compared to $1.31 billion for the year ended December 31, 2011. The decrease in interest expense, net was principally due to the following:

•	a net decrease of $39.8 million in interest expense resulting from our refinancing transactions in 2011 (see—Liquidity and Capital Resources—Long-Term Debt—2011 Debt Transactions); and

•	a net decrease of $10.2 million in interest expense as a result of our refinancing transactions in 2012 (see—Liquidity and Capital Resources—Long-Term Debt—2012 Debt Transactions); partially offset by

•	an increase of $11.8 million from lower capitalized interest resulting from decreased levels of satellites and related assets under construction.

The non-cash portion of total interest expense, net was $62.3 million for the year ended December 31, 2012 and included $5.0 million of payment-in-kind (“PIK”) interest expense. The remaining non-cash interest expense was primarily associated with the amortization of deferred financing fees incurred as a result of new or refinanced debt and the amortization and accretion of discounts and premiums.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $73.5 million for the year ended December 31, 2012 as compared to $326.2 million for the year ended December 31, 2011. The 2012 loss primarily related to the repayment of debt in connection with the April and October 2012 Intelsat Jackson tender offers and redemptions (see “—Liquidity and Capital Resources—Long-Term Debt—2012 Debt Transactions—2012 Intelsat Jackson Notes Offerings, Tender Offers and Redemptions”). In April, May and June, 2012, Intelsat Jackson repurchased or redeemed $1,146.9 million of its debt for $1,186.2 million, excluding accrued and unpaid interest and related fees of $57.7 million. In October and November, 2012, Intelsat Jackson repurchased or redeemed $603.2 million of its debt for $628.2 million, excluding accrued and unpaid interest and related fees of $22.6 million. In July 2012, $112.2 million of New Dawn debt was prepaid from restricted cash relating to proceeds received from an insurance claim, and in October 2012, the remainder of the outstanding $82.6 million balance of New Dawn debt was repaid in conjunction with the New Dawn Equity Purchase (see “—Liquidity and Capital Resources—Long-Term Debt—Senior Secured Credit Facilities—New Dawn Equity Purchase and Repayments of Credit Facilities”). The loss of $73.5 million was primarily driven by a $65.9 million difference between the carrying value of the Intelsat Jackson debt repurchased or redeemed and the total cash amount paid (including related fees), together with a write-off of $7.6 million of Intelsat Jackson unamortized debt premium and debt issuance costs and $5.8 million of New Dawn unamortized debt issuance costs.

The 2011 loss on early extinguishment of debt of $326.2 million related to the repayment of debt in connection with various 2011 refinancings, redemptions, tender offers and offerings. In January 2011, we repurchased $2,849.3 million of Intelsat Corp and Intelsat Subsidiary Holding Company S.A. (“Intelsat Sub Holdco”) debt for $2,906.1 million, excluding accrued and unpaid interest of $8.7 million (see “—Liquidity and Capital Resources—Long-Term Debt—2011 Debt Transactions—2011 Secured Loan Refinancing”). In March 2011, we redeemed $710.8 million of Intelsat S.A. and Intelsat Sub Holdco debt for $747.6 million, excluding accrued and unpaid interest of $19.1 million (see “—Liquidity and Capital Resources—Long-Term Debt—2011 Reorganization and 2011 Debt Transactions—Notes Redemptions”). In April and May 2011, we redeemed or repurchased $2,527.0 million of Intelsat Sub Holdco, Intelsat Jackson and Intelsat Intermediate Holding Company S.A. (“Intermediate Holdco”) debt for $2,604.4 million, excluding accrued and unpaid interest of $58.1 million (see “—Liquidity and Capital Resources—Long-Term Debt—2011 Debt Transactions—2011 Intelsat Jackson Notes Offering, Tender Offers and Additional Redemptions”). The loss of $326.2 million was driven by a $171.1 million difference between the carrying value of the debt repurchased, redeemed or repaid and the total cash amount paid (including related fees), together with a write-off of $155.1 million of unamortized debt discounts and debt issuance costs.

Loss from Previously Unconsolidated Affiliates

Loss from previously unconsolidated affiliates was $24.7 million for the year ended December 31, 2011 with no comparable amount for the year ended December 31, 2012, due to our consolidation of the Horizons Holdings joint venture on September 30, 2011 (see Note 8(b)—Investments—Horizons Holdings to our audited consolidated financial statements included elsewhere in this Annual Report).

Other Income (Expense), Net

Other expense, net was $10.1 million for the year ended December 31, 2012 as compared to other income, net of $2.0 million for the year ended December 31, 2011. The difference of $12.1 million was primarily due to a $20.0 million pre-tax charge plus $1.0 million of associated costs and expenses in connection with the expiration of an unconsummated third-party investment commitment, together with an $8.7 million increase in exchange rate losses, primarily related to our business conducted in Brazilian reais. These expenses were partially offset by a $12.8 million pre-tax gain as a result of the sale of our U.S. Administrative Headquarters Property in 2012 and a decrease of $6.1 million of expense related to the settlement of a dispute concerning our investment in WildBlue Communications, Inc. (“WildBlue”) in 2011, with no comparable expense in 2012.

Benefit from Income Taxes

Our benefit from income taxes decreased by $35.8 million to $19.6 million for the year ended December 31, 2012 as compared to a benefit from income taxes of $55.4 million for the year ended December 31, 2011. The decrease in benefit was principally due to the 2011 tax benefits recorded in connection with the Horizons Holdings re-measurement charge, certain internal subsidiary mergers completed in September 2011, the release of withholding tax liabilities resulting from certain customer transactions in the Asia-Pacific region, and refinancing expenses and changes in the balance of deferred taxes as a result of a series of internal transactions and related steps completed on January 12, 2011, that reorganized the ownership of our assets among our subsidiaries and effectively combined the legacy business of Intelsat Sub Holdco and Intelsat Corporation in order to simplify our operations and enhance our ability to transact business in an efficient manner (the “2011 Reorganization”). Another reason for the decline in the tax benefit was the valuation allowance we recorded on our Washington, D.C. net operating loss carry forwards in 2012 when we signed a lease for the New U.S. Administrative Headquarters. The above factors were partially offset by the benefit we recorded in 2012 to adjust the basis of certain assets that had generated excluded extraterritorial income in prior years.

Cash paid for income taxes, net of refunds, totaled $16.1 million and $33.1 million for the years ended December 31, 2011 and 2012, respectively.

Years Ended December 31, 2010 and 2011

The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

	Year Ended December 31, 2010	Year Ended December 31, 2011	Increase (Decrease)	Percentage Change
Revenue	$2,544,652	$2,588,426	$43,774	2%

Operating expenses:

Direct costs of revenue (exclusive of depreciation and amortization)	413,400	417,179	3,779	1

Selling, general and administrative	220,207	208,189	(12,018)	(6)
Depreciation and amortization	798,817	769,440	(29,377)	(4)
Impairment of asset value	110,625	—	(110,625)	NM
Losses on derivative financial instruments	89,509	24,635	(64,874)	(73)

Total operating expenses	1,632,558	1,419,443	(213,115)	(13)

Income from operations	912,094	1,168,983	256,889	28
Interest expense, net	1,379,019	1,309,484	(69,535)	(5)
Loss on early extinguishment of debt	(76,849)	(326,183)	(249,334)	NM
Earnings (loss) from previously unconsolidated affiliates	503	(24,658)	(25,161)	NM
Other income, net	9,124	1,955	(7,169)	(79)

Loss before income taxes	(534,147)	(489,387)	44,760	(8)
Benefit from income taxes	(26,378)	(55,393)	(29,015)	NM

Net loss	(507,769)	(433,994)	73,775	(15)%
Net loss attributable to noncontrolling interest	2,317	1,106	(1,211)	(52)

Net loss attributable to Intelsat S.A.	$(505,452)	$(432,888)	$72,564	(14)%

Revenue

The following table sets forth our comparative revenue by service type, with Off-Network and Other Revenues shown separately from On-Network Revenues, for the periods shown (in thousands, except percentages):

	Year Ended December 31, 2010	Year Ended December 31, 2011	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$1,839,047	$1,907,768	$68,721	4%
Managed services	310,233	282,386	(27,847)	(9)
Channel	119,924	104,981	(14,943)	(12)

Total on-network revenues	2,269,204	2,295,135	25,931	1
Off-Network and Other Revenues
Transponder, MSS and other off-network services	233,293	237,020	3,727	2
Satellite-related services	42,155	56,271	14,116	33

Total off-network and other revenues	275,448	293,291	17,843	6

Total	$2,544,652	$2,588,426	$43,774	2%

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

•

Managed services—an aggregate decrease of $27.8 million, primarily due to an $18.4 million net decrease in revenue from network services customers related to non-renewal of contracts for international internet trunking and private line solutions primarily in the Africa and Middle East and the Asia-Pacific regions, a trend which we expect to continue due to the migration of services in these regions to fiber optic cable. There was also a $7.1 million decrease in managed video services sold to media customers in the Asia-Pacific and the North America regions partially due to reduced occasional use services in the year ended December 31, 2011 as compared to 2010, which included a higher level of activity due to a large global sporting event.

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

The non-cash portion of total interest expense, net was $90.1 million for the year ended December 31, 2011 and included $27.3 million of PIK interest expense. The remaining non-cash interest expense was primarily associated with the amortization of deferred financing fees incurred as a result of new or refinanced debt and the amortization and accretion of discounts and premiums.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $326.2 million for the year ended December 31, 2011 as compared to $76.8 million for the year ended December 31, 2010. The 2011 loss related to the repayment of debt in connection with various 2011 refinancings, redemptions, tender offers and offerings. In January 2011, we repurchased $2,849.3 million of Intelsat Corp and Intelsat Sub Holdco debt for $2,906.1 million, excluding accrued and unpaid interest of $8.7 million (see “—Liquidity and Capital Resources—Long-Term Debt—2011 Debt Transactions—2011 Secured Loan Refinancing”). In March 2011, we redeemed $710.8 million of Intelsat S.A. and Intelsat Sub Holdco debt for $747.6 million, excluding accrued and unpaid interest of $19.1 million (see “—Liquidity and Capital Resources—Long-Term Debt—2011 Debt Transactions—2011 Notes Redemptions”). In April and May 2011, we redeemed or repurchased $2,527.0 million of Intelsat Sub Holdco, Intelsat Jackson and Intermediate Holdco debt for $2,604.4 million, excluding accrued and unpaid interest of $58.1 million (see “—Liquidity and Capital Resources—Long-Term Debt—2011 Debt Transactions—2011 Intelsat Jackson Notes Offering, Tender Offers and Additional Redemptions”). The loss of $326.2 million was primarily driven by a $171.1 million difference between the carrying value of the debt repurchased, redeemed or repaid and the total cash amount paid (including related fees), together with a write-off of $155.1 million of unamortized debt discounts and debt issuance costs.

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

Earnings (Loss) from Previously Unconsolidated Affiliates

Loss from previously unconsolidated affiliates was $24.7 million for the year ended December 31, 2011 as compared to earnings of $0.5 million for the year ended December 31, 2010. The decrease of $25.2 million was primarily due to a $20.2 million charge as a result of the remeasurement of our investment in Horizons Holdings to fair value upon the consolidation of the joint venture on September 30, 2011 and a $4.5 million loss from the operations of the joint venture recognized prior to consolidation (see “Note 8(b)—Investments—Horizons Holdings”) to our audited consolidated financial statements included elsewhere in this Annual Report.

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

EBITDA

EBITDA consists of earnings before net interest, loss on early extinguishment of debt, taxes and depreciation and amortization. Given our high level of leverage, refinancing activities are a frequent part of our efforts to manage our costs of borrowing. Accordingly, we consider loss on early extinguishment of debt an element of interest expense. EBITDA is a measure commonly used in the FSS sector, and we present EBITDA to enhance the understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that

EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, EBITDA is not a measure of financial performance under U.S. GAAP, and our EBITDA may not be comparable to similarly titled measures of other companies. EBITDA should not be considered as an alternative to operating income (loss) or net income (loss), determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity.

A reconciliation of net loss to EBITDA for the periods shown is as follows (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012

Net loss	$(507,769)	$(433,994)	$(145,004)
Add:
Interest expense, net	1,379,019	1,309,484	1,266,813
Loss on early extinguishment of debt	76,849	326,183	73,542
Benefit from income taxes	(26,378)	(55,393)	(19,628)
Depreciation and amortization	798,817	769,440	764,903

EBITDA	$1,720,538	$1,915,720	$1,940,626

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

A reconciliation of net loss to Intelsat S.A. EBITDA and Intelsat S.A. EBITDA to Intelsat S.A. Adjusted EBITDA is as follows (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
Net loss	$(507,769)	$(433,994)	$(145,004)

Add (Subtract):
Interest expense, net	1,379,019	1,309,484	1,266,813
Loss on early extinguishment of debt	76,849	326,183	73,542
Benefit from income taxes	(26,378)	(55,393)	(19,628)
Depreciation and amortization	798,817	769,440	764,903

Intelsat S.A. EBITDA	1,720,538	1,915,720	1,940,626

Add (Subtract):
Compensation and benefits(1)	21,124	8,811	5,237
Management fees(2)	24,711	24,867	25,062
(Earnings) loss from previously unconsolidated affiliates(3)	(503)	24,658	—
Impairment of asset value(4)	110,625	—	—
Losses on derivative financial instruments(5)	89,509	24,635	39,935
Gain on sale of investment(6)	(1,261)	—	—
Non-recurring and other non-cash items(7)	24,542	18,488	5,641

Intelsat S.A. Adjusted EBITDA	$1,989,285	$2,017,179	$2,016,501

(1)	Reflects non-cash expenses incurred relating to our equity compensation plans and a portion of the expenses related to our defined benefit retirement plan and other postretirement benefits.
(2)	Reflects expenses incurred in connection with a monitoring fee agreement with the Sponsors to provide certain monitoring, advisory and consulting services to our subsidiaries.
(3)	Represents gains and losses under the equity method of accounting relating to our investment in Horizons Holdings prior to the consolidation of Horizons Holdings. In addition, includes the charge from the remeasurement of our investment in Horizons Holdings to fair value upon the consolidation of the joint venture on September 30, 2011.
(4)	Represents the non-cash impairment charge in 2010 which includes $104.1 million for the write-down in the value of our Galaxy 15 satellite to its estimated fair value following an anomaly and $6.5 million for the non-cash write-off of our IS-4 satellite, which was deemed to be unrecoverable due to an anomaly, including a write-off of the related deferred performance incentive obligations.
(5)	Represents (i) the changes in the fair value of the undesignated interest rate swaps, (ii) the difference between the amount of floating rate interest we receive and the amount of fixed rate interest we pay under such swaps and (iii) the change in the fair value of our put option embedded derivative in 2011 related to the 2015 Sub Holdco Notes, Series B, all of which are recognized in operating income.
(6)	Represents the gain on the sale of our shares of Viasat, Inc. common stock (received as consideration in the sale of our investment in WildBlue to Viasat, Inc.) during the nine months ended September 30, 2010.
(7)	Reflects certain non-recurring gains and losses and non-cash items, including the following: costs related to the migration of our jurisdiction of organization from Bermuda to Luxembourg incurred in 2010; costs associated with the 2011 Reorganization incurred in 2010 and 2011; expense for services on the Galaxy 13/Horizons-1 and Horizons-2 satellites prior to the consolidation of Horizons Holdings from 2010 to 2011; net costs related to the settlement of a dispute concerning our investment in WildBlue in 2011 and charges related to costs and expenses in connection with an unconsummated third-party investment commitment and its expiration in 2012. These costs were partially offset by non-cash income related to the recognition of deferred revenue on a straight-line basis for certain prepaid capacity service contracts for 2010 to 2012, non-cash income related to the WildBlue settlement in 2012 and a pre-tax gain related to the sale of the U.S. Administrative Headquarters Property in 2012.

Liquidity and Capital Resources

Overview

We are a highly leveraged company and our contractual obligations, commitments and debt service requirements over the next several years are significant. At December 31, 2012, our total indebtedness was $15.9 billion. Our interest expense for the year ended December 31, 2012 was $1.27 billion, which included $62.3 million of non-cash interest expense. We also expect to make significant capital expenditures in 2013 and future years, as set forth below in “—Capital Expenditures”.

Our primary source of liquidity is and will continue to be cash generated from operations as well as existing cash. At December 31, 2012, cash and cash equivalents were approximately $187.4 million. In addition, we had $485.3 million of borrowing capacity (net of $14.7 million of letters of credit outstanding) under our $500.0 million senior secured revolving credit facility at December 31, 2012.

We currently expect to use cash on hand, cash flows from operations, borrowings under our senior secured revolving credit facility and refinancing of our third party debt to fund our most significant cash outlays, including debt service requirements and capital expenditures, in the next twelve months and beyond, and expect such sources to be sufficient to fund our requirements over that time and beyond. We also have financing commitments to provide unsecured term loans from two financial institutions in the event we are unable otherwise to repay or refinance our nearest term debt maturity, the Intelsat S.A. 6 1/2% Senior Notes due 2013 (the “2013 Intelsat S.A. Notes”). See “—Long-Term Debt—2012 Debt Transactions—Financing Commitment for Intelsat S.A. Senior Notes due 2013.” In past years, our cash flows from operations and cash on hand have been sufficient to fund our interest expense obligations ($1.31 billion and $1.27 billion in 2011 and 2012, respectively) and significant capital expenditures ($844.7 million and $866.0 million in 2011 and 2012, respectively). Additionally, we have been able to refinance significant portions of our debt at favorable rates and on favorable terms.

Total capital expenditures are expected to range from $600 million to $675 million in 2013, $575 million to $650 million in 2014 and $775 million to $850 million in 2015. In regards to the IS-27 satellite launch failure, we have filed a total loss claim of approximately $406 million with our insurers. A portion of these proceeds is expected to be used to fund the building of a replacement satellite, IS-27R. In addition, we expect to receive significant customer prepayments under our customer service contracts. Significant prepayments received in 2012 totaled $180 million. Significant prepayments are currently expected to range from $150 million to $200 million in 2013, $100 million to $150 million in 2014 and $25 million to $50 million in 2015. However, an inability to generate sufficient cash flow to satisfy our debt service obligations or to refinance our obligations on commercially reasonable terms would have an adverse effect on our business, financial position, results of operations and cash flows, as well as on our and our subsidiaries’ ability to satisfy their obligations in respect of their respective debt. See “Item 1A—Risk Factors—Risk Factors Relating to Our Business—We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants, and make payments on our indebtedness.” We also continually evaluate ways to simplify our capital structure and opportunistically extend our maturities and reduce our costs of debt. In addition, we may from time to time retain any future earnings to purchase, repay, redeem or retire any of our outstanding debt securities in privately negotiated or open market transactions, by tender offer or otherwise.

In October 2012, we completed the sale of the U.S. Administrative Headquarters Property, and assigned our Amended and Restated Lease Agreement with the U.S. Government relating to the U.S. Administrative Headquarters Property, to the purchaser for a price of $85.0 million in cash. Upon the closing of the sale, we entered into an agreement under which we are temporarily leasing from the purchaser a portion of the U.S. Administrative Headquarters Property. On November 30, 2012, we entered into an agreement to lease space in a building to be constructed in McLean, Virginia, beginning in mid-2014, for the New U.S. Administrative Headquarters.

Cash Flow Items

Our cash flows consisted of the following for the periods shown (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012

Net cash provided by operating activities	$1,018,218	$916,060	$832,612
Net cash used in investing activities	(954,614)	(850,431)	(794,601)
Net cash provided by (used in) financing activities	150,698	(465,234)	(137,936)
Net change in cash and cash equivalents	215,359	(398,230)	(107,254)

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased by $83.4 million to $832.6 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The primary driver of the year-over-year decrease in net cash provided by operating activities was significantly lower customer prepayments received under our long-term service contracts in 2012 as compared to 2011. During the year ended December 31, 2012, cash flows from operating activities included a $124.5 million cash inflow related to deferred revenue for customer prepayments received under our long-term service contracts and an $18.5 million cash inflow related to accounts payable and accrued liabilities largely related to the timing of interest payments and taxes. Additionally, cash flows from operating activities included a $26.6 million cash outflow related to accrued retirement benefits primarily due to employer contributions to our defined benefit retirement plan in 2012 and a $9.3 million cash outflow due to the timing of cash collections on receivables.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by $55.8 million to $794.6 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This decrease was primarily due to $82.4 million in net proceeds, from the sale of our U.S. Administrative Headquarters Property, as discussed in—Contractual Obligations and Commercial Commitments—Operating Leases, partially offset by a $21.3 million increase in capital expenditures in 2012.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities decreased by $327.3 million to $137.9 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. During the year ended December 31, 2012, cash flows from financing activities primarily reflected the 2012 Intelsat Jackson notes offering and the 2012 Intelsat Jackson tender offers and redemptions, as discussed in—2012 Intelsat Jackson Notes Offerings, Tender Offers and Redemptions below. Net cash used in financing activities during the year ended December 31, 2012 also included a $65.9 million payment of a premium related to the debt transactions noted above and $27.4 million of debt issuance costs related to these debt transactions.

Long-Term Debt

This section describes the changes to our long-term debt during the years ended December 31, 2010, 2011 and 2012. For detail regarding our outstanding long-term indebtedness as of December 31, 2012, see Note 10 to our consolidated financial statements included elsewhere in this Annual Report.

Senior Secured Credit Facilities

Intelsat Jackson Senior Secured Credit Facilities

On January 12, 2011, Intelsat Jackson entered into the Intelsat Jackson Secured Credit Agreement, which includes a $3.25 billion term loan facility maturing in April 2018 and a $500.0 million revolving credit facility with a five year maturity, and borrowed the full $3.25 billion available under the term loan facility. The term loan facility requires regularly scheduled quarterly payments of principal equal to 0.25% of the original principal amount of the term loan, beginning six months after January 12, 2011, with the remaining unpaid amount due and payable at maturity on April 2, 2018. Up to $350.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $70.0 million of the revolving credit facility is available for swingline loans. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. The revolving credit facility is available for five years on a revolving basis. Intelsat Jackson is required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, at a rate per annum of 0.375%. As of December 31, 2012, Intelsat Jackson had $485.3 million (net of standby letters of credit) of availability remaining thereunder.

On October 3, 2012, Intelsat Jackson entered into the Jackson Credit Agreement Amendment, which amended the Intelsat Jackson Secured Credit Agreement. As a result of the Jackson Credit Agreement Amendment, interest rates for borrowings under the term loan facility and the revolving credit facility are (i) LIBOR plus 3.25%, or (ii) the ABR plus 2.25%. Following the Jackson Credit Agreement Amendment, the interest rate may decrease to LIBOR plus 3.00% or ABR plus 2.00% based on the corporate family rating of Intelsat Jackson from Moody’s Investors Service, Inc. LIBOR and the ABR, plus the applicable margins, will be determined as specified in the Intelsat Jackson Secured Credit Agreement, as amended by the Jackson Credit Agreement Amendment, and LIBOR will not be less than 1.25% per annum.

Intelsat Jackson’s obligations under the Intelsat Jackson Secured Credit Agreement are guaranteed by Intelsat Luxembourg, the direct parent of Intelsat Jackson, pursuant to the Intelsat Jackson Secured Credit Agreement and by certain of Intelsat Jackson’s subsidiaries pursuant to a Guarantee dated as of January 12, 2011, as supplemented from time to time. Intelsat Jackson’s obligations under the Intelsat Jackson Secured Credit Agreement are secured by a first priority security interest in substantially all of the assets of Intelsat Jackson and the guarantors, to the extent legally permissible and subject to certain agreed exceptions, and by a pledge of the equity interests of the subsidiary guarantors and the direct subsidiaries of each guarantor, subject to certain exceptions, including exceptions for equity interests in certain non-U.S. subsidiaries, existing contractual prohibitions and prohibitions under other legal requirements.

The Intelsat Jackson Secured Credit Agreement includes two financial covenants. Intelsat Jackson must maintain a consolidated secured debt to consolidated EBITDA ratio of less than or equal to 3.50 to 1.00 at the end of each fiscal quarter as well as a consolidated EBITDA to consolidated interest expense ratio of greater than or equal to 1.75 to 1.00 at the end of each fiscal quarter, in each case as such financial measures are defined in the Intelsat Jackson Secured Credit Agreement. Intelsat Jackson was in compliance with these financial maintenance covenant ratios with a consolidated secured debt to consolidated EBITDA ratio of 1.51 to 1.00 and a consolidated EBITDA to consolidated interest expense ratio of 2.92 to 1.00 as of December 31, 2012. In the event we were to fail to comply with these financial maintenance covenant ratios and were unable to obtain waivers, we would default under the Intelsat Jackson Secured Credit Agreement, and the lenders under the Intelsat Jackson Secured Credit Agreement could accelerate our obligations thereunder, which would result in an event of default under our existing notes and the Intelsat Jackson Senior Unsecured Credit Agreements.

New Dawn Equity Purchase and Repayment of Credit Facilities

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

On October 5, 2012, we purchased from Convergence Partners the remaining ownership interest in New Dawn for $8.7 million, increasing our ownership from 74.9% to 100% (the “New Dawn Equity Purchase”). In conjunction with the New Dawn Equity Purchase we repaid the remaining $82.6 million outstanding under New Dawn’s credit facilities and designated the New Dawn entities as restricted subsidiaries for purposes of applicable indentures and credit agreements of ours and our subsidiaries. In connection with this repayment, we recognized a loss on early extinguishment of debt of $2.7 million in the fourth quarter of 2012, associated with the write-off of unamortized debt issuance costs.

2012 Debt Transactions

Intelsat Luxembourg Senior PIK Election Notes due 2017

In August 2012, we made an election to pay interest on the 2017 PIK Notes entirely in cash for the interest period August 15, 2012 through February 15, 2013. For the interest periods beginning February 16, 2013, we are required to make all interest payments in cash.

2012 Intelsat Jackson Notes Offerings, Tender Offers and Redemptions

On April 26, 2012, Intelsat Jackson completed an offering of $1.2 billion aggregate principal amount of the 2020 Jackson Notes. Intelsat Jackson had previously issued $1.0 billion aggregate principal amount of the 2020 Jackson Notes on September 30, 2010. The net proceeds from the April 2012 offering were used by Intelsat Jackson to repurchase or redeem all of the 2016 Jackson 9 1/2% Notes and $445.0 million aggregate principal amount of the 2016 Jackson 11 1/4% Notes.

On October 3, 2012, Intelsat Jackson completed an offering of $640.0 million aggregate principal amount of the 2022 Intelsat Jackson Notes. The net proceeds from the October 2012 offering were used by Intelsat Jackson to repurchase or redeem all of its remaining outstanding $603.2 million principal amount of the 2016 Jackson 11 1/4% Notes.

On October 3, 2012, Intelsat Jackson entered into the Jackson Credit Agreement Amendment, as discussed in “—Senior Secured Credit Facilities—Intelsat Jackson Senior Secured Credit Facilities.”

In connection with the tender offers and redemptions completed in 2012, we recognized a loss on early extinguishment of debt of $67.7 million, consisting of the difference between the carrying value of the aggregate debt repurchased or redeemed and the total cash amount paid (including related fees), and the write-off of unamortized debt premium and debt issuance costs.

Financing Commitment for Intelsat S.A. Senior Notes due 2013

On April 12, 2012, Intelsat S.A. obtained agreements from affiliates of Goldman, Sachs & Co. and Morgan Stanley to provide unsecured term loan commitments sufficient to refinance in full the 2013 Intelsat S.A. Notes on or immediately prior to their maturity date, in the event that Intelsat S.A. does not otherwise refinance or retire the 2013 Intelsat S.A. Notes. These term loans will have a maturity of two years from funding, and the funding thereof is subject to various terms and conditions.

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

2011 Notes Redemptions

On March 18, 2011, Intelsat S.A. redeemed all of the $485.8 million aggregate principal amount outstanding of its 7 5/8% Senior Notes due 2012 (the “2012 Intelsat S.A. Notes”). Additionally, on March 18, 2011, Intelsat Sub Holdco redeemed $225.0 million aggregate principal amount outstanding of its 8 1/2% Senior Notes due 2013 (the “2013 Sub Holdco Notes”). On April 8, 2011, Intermediate Holdco redeemed all of the $4.5 million aggregate principal amount outstanding of its 9 1/4% Senior Discount Notes due 2015. We refer to these transactions collectively as the “2011 Notes Redemptions.”

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

Horizons Holdings Debt

On September 30, 2011, we began consolidating Horizons Holdings within our results. Horizons Holdings had a debt balance of $73.3 million which is included in long-term debt on our consolidated balance sheet at December 31, 2011. Horizons Holdings incurred the debt pursuant to a loan agreement with JSAT in August 2005 whereby JSAT loaned Horizons Holdings funds for the construction of the Horizons-2 satellite.

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

On September 30, 2010, Intelsat Jackson issued $1.0 billion aggregate principal amount of the 2020 Jackson Notes. The majority of the net proceeds from the 2020 Jackson Notes were transferred to Intelsat Jackson’s indirect subsidiary, Intelsat Corp. The funds transferred were used by Intelsat Corp to repurchase $546.3 million of the 2014 Intelsat Corp Notes for $571.7 million and $124.9 million of the 2028 Intelsat Corp Notes for $151.7 million, pursuant to the 2010 Tender Offers. In connection with the 2010 Tender Offers, Intelsat Corp received the consent of the holders of the 2014 Intelsat Corp Notes and the 2028 Intelsat Corp Notes to amend the indentures governing these notes, among other things, to eliminate substantially all of the restrictive covenants, certain events of default and certain other provisions contained in the indentures.

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

Satellite Performance Incentives

Our cost of satellite construction includes an element of deferred consideration to satellite manufacturers referred to as satellite performance incentives. We are contractually obligated to make these payments over the lives of the satellites, provided the satellites continue to operate in accordance with contractual specifications. We capitalize the present value of these payments as part of the cost of the satellites and record a corresponding liability to the satellite manufacturers. This asset is amortized over the useful lives of the satellites and the liability is accreted as interest expense based on the passage of time and reduced as the payments are made. Our total satellite performance incentive payment liability as of December 31, 2011 and 2012 was $131.7 million and $194.1 million, respectively.

Capital Expenditures

Our capital expenditures depend on our business strategies and reflect our commercial responses to opportunities and trends in our industry. Our actual capital expenditures may differ from our expected capital expenditures if, among other things, we enter into any currently unplanned strategic transactions. Levels of capital spending from one year to the next are also influenced by the nature of the satellite life cycle and by the capital-intensive nature of the satellite industry. For example, we incur significant capital expenditures during the years in which satellites are under construction. We typically procure a new satellite within a timeframe that would allow the satellite to be deployed at least one year prior to the end of the service life of the satellite to be replaced. As a result, we frequently experience significant variances in our capital expenditures from year to year. The following table compares our satellite-related capital expenditures to total capital expenditures from 2008 through 2012 (in thousands).

Year	Satellite-Related Capital Expenditures	Total Capital Expenditures

2008	$370,761	$422,460
2009	887,595	943,133
2010	915,184	982,127
2011	792,760	844,688
2012	793,451	866,016

Total	$3,759,751	$4,058,424

Our capital expenditure guidance for the periods 2013 through 2015 (the “Guidance Period”) forecasts capital expenditures during those periods for nine satellites. We finalized construction of the first of these, the IS-27 satellite, in January 2013, however, in February 2013, the satellite was completely destroyed when the launch vehicle failed shortly after liftoff. The satellite and launch were fully insured, and we have filed a total loss claim of approximately $406 million with our insurers. A portion of these insurance proceeds is expected to be used to fund the cost of building a replacement satellite, IS-27R. We expect to launch four satellites during the Guidance Period including IS-27R. By the conclusion of the Guidance Period, our total transmission capacity is expected to increase modestly from levels at year end 2012. We expect our capital expenditures to range from $600 million to $675 million in 2013, and from $575 million to $650 million in 2014, or $50 million above previously-issued guidance in each year, primarily reflecting the addition of IS-27R to our planning. For 2015, we anticipate capital expenditures to range from $775 million to $850 million, which will include expenditures for four additional replacement satellites that will be launched beyond the Guidance Period. Our capital expenditures guidance includes capitalized interest. The annual classification of capital expenditure payments could be impacted by the timing of achievement of satellite manufacturing and launch contract milestones.

During the Guidance Period, we expect to receive significant customer prepayments under our existing customer service contracts. We also anticipate that prepayments will be received under customer contracts to be signed in the future. Significant prepayments received in 2012 totaled $180 million, consistent with previous guidance of $150 million to $200 million. Significant prepayments are currently expected to range from $150 million to $200 million in 2013, from $100 million to $150 million in 2014 and from $25 million to $50 million in 2015, with the majority of these prepayments coming from existing customer contracts. We intend to fund our capital expenditure requirements through cash on hand, cash provided from operating activities and, if necessary, borrowings under our senior secured revolving credit facility.

Currency and Exchange Rates

Substantially all of our customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, we are not exposed to material foreign currency exchange risk. However, the service contracts with our Brazilian customers provide for payment in Brazilian reais. Accordingly, we are subject to the risk of a reduction in the value of the Brazilian real as compared to the U.S. dollar in connection with payments made by Brazilian customers, and our exposure to fluctuations in the exchange rate for Brazilian reais is ongoing. However, the rates payable under our service contracts with Brazilian customers are adjusted annually to account for inflation in Brazil, thereby mitigating the risk. For the years ended December 31, 2010, 2011 and 2012, our Brazilian customers represented approximately 3.1%, 3.7% and 4.4% of our revenue, respectively. Transactions in other currencies are converted into U.S. dollars using exchange rates in effect on the dates of the transactions.

We recorded foreign currency exchange gains of $1.1 million and $1.4 million and a loss of $7.3 million for the years ended December 31, 2010, 2011 and 2012, respectively. The gain or loss in each year was primarily attributable to the conversion of our Brazilian reais cash balances held in Brazil, and was net of other working capital account balances translated into U.S. dollars at the exchange rates in effect on the last day of the applicable year or, with respect to exchange transactions effected during the year, at the time the exchange transactions occurred.

Off-Balance Sheet Arrangements

We have a revenue sharing agreement with JSAT related to services sold on the Horizons satellites. We are responsible for billing and collection for such services and we remit 50% of the revenue, less applicable fees and commissions, to JSAT. Under an amended joint venture agreement between us and JSAT relating to our investment in Horizons Holdings, we agreed to guarantee to JSAT certain minimum levels of annual gross revenues for a three-year period beginning in the first quarter of 2012 (the date that the Horizons-2 satellite was relocated to 85° east longitude). (See Note 8(b)—Investments—Horizons Holdings to our audited consolidated financial statements included elsewhere in this Annual Report). This guarantee could require us to pay JSAT a maximum potential amount ranging from $7.8 million to $10.3 million per year over the three-year period, less applicable fees and commissions. We assess this guarantee on a quarterly basis, and in the fourth quarter of 2012, we recorded an expense of $5.6 million, which represents our current estimate of the amount we expect to pay over the period of the guarantee. At December 31, 2012, the remaining off balance sheet guarantee commitment is $20.5 million.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and capital and certain other commitments as of December 31, 2012, and the expected year of payment (in thousands):

	Payments due by year
Contractual Obligations (1)	2013	2014	2015		2016	2017	2018 and thereafter	Other	Total
Long-Term debt obligations
Intelsat S.A. and subsidiary notes and credit facilities—principal payment	$56,598	$1,062,627	$385,730	(2)	$32,180	$5,340,165	$9,047,100	$—	$15,924,400
Intelsat S.A. and subsidiary notes and credit facilities—interest payment(3)	1,269,995	1,237,250	1,227,892		1,185,122	881,500	1,306,147	—	7,107,906
Operating lease obligations(4)	12,885	8,098	12,928		13,086	12,143	143,695	—	202,835
Sublease rental income	(46)	(40)	(41)		(71)	—	—	—	(198)
Purchase obligations(5)	500,504	209,311	108,399		60,217	30,736	138,539	—	1,047,706
Other long-term liabilities (including interest)(6)	37,951	31,777	28,883		26,733	25,092	145,506	—	295,942
Income tax contingencies(7)	—	—	—		—	—	—	67,015	67,015

Total contractual obligations	$1,877,887	$2,549,023	$1,763,791		$1,317,267	$6,289,636	$10,780,987	$67,015	$24,645,606

(1)	Obligations related to our pension and postretirement medical benefit obligations are excluded from the table. We maintain a noncontributory defined benefit retirement plan covering substantially all of our employees hired prior to July 19, 2001. We expect that our future contributions to the defined benefit retirement plan will be based on the minimum funding requirements of the Internal Revenue Code and on the plan’s funded status. The impact on the funded status as of October 1, the plan’s annual measurement date, is determined based upon market conditions in effect when we completed our annual valuation. During the year ended December 31, 2012, we made a cash contribution to the defined benefit retirement plan of $30.1 million. We anticipate that our contributions to the defined benefit retirement plan in 2013 will be approximately $32.0 million. We fund the postretirement medical benefits throughout the year based on benefits paid. We anticipate that our contributions to fund postretirement medical benefits in 2013 will be approximately $4.3 million. See “Note 5—Retirement Plans and Other Retiree Benefits” to our consolidated financial statements included elsewhere in this Annual Report.
(2)	Includes $353.6 million in aggregate principal amount of the 2013 Intelsat S.A. Notes outstanding at December 31, 2012. These notes mature in November 2013, however, there is a financing commitment in place with a maturity of two years from funding. Based on our ability and intent to refinance the 2013 Intelsat S.A. Notes, these notes are reflected in our 2015 commitments as of December 31, 2012. See “Note 10—Long-Term Debt—Financing Commitment for Intelsat S.A. Senior Notes due 2013” to our consolidated financial statements included elsewhere in this Annual Report.
(3)	Represents estimated interest payments to be made on our fixed and variable rate debt and fees owed in connection with our senior secured credit facilities and letters of credit. All interest payments assume that principal payments are made as originally scheduled. Interest payments for variable rate debt and incentive obligations have been estimated based on the current interest rates.
(4)	Includes commitments relating to our New U.S. Administrative Headquarters. The obligation and timing of these lease payments are contingent upon the completion of the building and office space. Further, if the building and office space is not complete by the appointed time in 2014, we will continue to lease space at the U.S. Administrative Headquarters Property in Washington D.C. See “—Operating Leases” for further discussion.
(5)	Includes satellite construction and launch contracts, estimated payments to be made on performance incentive obligations related to certain satellites that are currently under construction, vendor contracts and customer commitments. Within purchase obligations there are annual performance incentive obligations related to our IS-27 satellite, which experienced a launch failure on February 1, 2013. We have filed a total loss claim of approximately $406 million with our insurers and we expect that a portion of the insurance proceeds will be used to pay the performance incentive obligation related to the IS-27 satellite. See Note 7(b)—Satellites and Other Property and Equipment—Satellite Launches to our audited consolidated financial statements included elsewhere in this Annual Report.
(6)	Represents satellite performance incentive obligations related to satellites that are in service (and interest thereon). Also, excludes future commitments related to our interest rate swaps.
(7)	The timing of future cash flows from income tax contingencies cannot be reasonably estimated and therefore are reflected in the Other column. See “Note 12—Income Taxes” to our consolidated financial statements included elsewhere in this Annual Report for further discussion of income tax contingencies.

Satellite Construction and Launch Obligations

As of December 31, 2012, we had approximately $884.8 million of expenditures remaining under our existing satellite construction contracts and satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of December 31, 2012, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

See “Item 1—Business—Our Network—Satellite Systems—Planned Satellites” for details relating to certain of our satellite construction and launch contracts.

Operating Leases

We have commitments for operating leases primarily relating to equipment and office facilities. These leases contain escalation provisions for increases. As of December 31, 2012, minimum annual rentals of all leases (net of sublease income on leased facilities), totaled approximately $202.6 million, exclusive of potential increases in real estate taxes, operating assessments and future sublease income.

On October 5, 2012, we completed the sale of our U.S. Administrative Headquarters Property, and assigned our Amended and Restated Lease Agreement with the U.S. Government relating to the U.S. Administrative Headquarters Property, to the purchaser for a price of $85.0 million in cash. Upon the closing of the sale, we entered into an agreement under which we are temporarily leasing from the purchaser a portion of the U.S. Administrative Headquarters Property. On November 30, 2012, we entered into an agreement to lease space in a building to be constructed in McLean, Virginia, beginning in mid-2014, for our new permanent U.S. administrative headquarters and primary satellite operations center. See “Item 1—Business—Properties” for further discussion.

Customer and Vendor Contracts

We have contracts with certain of our customers which require us to provide equipment, services and other support during the term of the related contracts. We also have long-term contractual obligations with service providers primarily related to the operation of certain of our satellites. As of December 31, 2012, we had commitments under these customer and vendor contracts which totaled approximately $162.9 million related to the provision of equipment, services and other support.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if: (1) it requires assumptions to be made that were uncertain at the time the estimate was made; and (2) changes in the estimate, or selection of different estimates, could have a material effect on our consolidated results of operations or financial condition.

We believe that some of the more important estimates and related assumptions that affect our financial condition and results of operations are in the areas of revenue recognition, the allowance for doubtful accounts, satellites and other property and equipment, business combinations, asset impairments, share-based compensation, income taxes and fair value measurements. There were no accounting policies adopted during 2011 or 2012 that had a material effect on our financial condition or results of operations.

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

Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Revenue Recognition. We earn revenue primarily from satellite utilization charges and, to a lesser extent, from providing managed services to our customers. In general, we recognize revenue in the period during which the services are provided. While the majority of our revenue transactions contain standard business terms and conditions, there are certain transactions that contain non-standard business terms and conditions. Additionally, we may enter into certain sales transactions that involve multiple element arrangements (arrangements with more than one deliverable). As a result, significant contract interpretation is sometimes required to determine the appropriate accounting for these transactions, including:

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

In addition, our revenue recognition policy requires an assessment as to whether collection is reasonably assured, which requires us to evaluate the creditworthiness of our customers. Changes in judgments in these assumptions and estimates could materially impact the timing and/or amount of revenue recognition.

Allowance for Doubtful Accounts. Our allowance for doubtful accounts is determined through a subjective evaluation of the aging of our accounts receivable, and considers such factors as the likelihood of collection based upon an evaluation of the customer’s creditworthiness, the customer’s payment history and other conditions or circumstances that may affect the likelihood of payment, such as political and economic conditions in the country in which the customer is located. If our estimate of the likelihood of collection is not accurate, we may experience lower revenue or a change in our provision for doubtful accounts. When we determine that the collection of payments is not reasonably assured at the time the service is provided, we defer recognition of the revenue until such time as collection is believed to be reasonably assured or the payment is received.

Satellites and Other Property and Equipment

Satellites and other property and equipment are depreciated and amortized on a straight-line basis over their estimated useful lives. The remaining depreciable lives of our satellites range from less than one year to 17 years as of December 31, 2012. We make estimates of the useful lives of our satellites for depreciation purposes based upon an analysis of each satellite’s performance, including its orbital design life and its estimated service life. The orbital design life of a satellite is the length of time that the manufacturer has contractually committed that the satellite’s hardware will remain operational under normal operating conditions. In contrast, a satellite’s service life is the length of time the satellite is expected to remain operational as determined by remaining fuel levels and consumption rates. Our in-orbit satellites generally have orbital design lives ranging from ten to 15 years and service lives as high as 20 years. The useful depreciable lives of our satellites generally exceed the orbital design lives and are less than the service lives. Although the service lives of our satellites have historically extended beyond their depreciable lives, this trend may not continue. We periodically review the remaining estimated useful lives of our satellites to determine if any revisions to our estimates are necessary based on the health of the individual satellites. Changes in our estimate of the useful lives of our satellites could have a material effect on our financial position or results of operations.

We charge to operations the carrying value of any satellite lost as a result of a launch or in-orbit failure upon the occurrence of the loss. In the event of a partial failure, we record an impairment charge to operations upon the occurrence of the loss if the undiscounted future cash flows are less than the carrying value of the satellite. We measure the impairment charge as the excess of the carrying value of the satellite over its estimated fair value as determined by the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. We reduce the charge to operations resulting from either a complete or a partial failure by the amount of any insurance proceeds received or expected to be received by us, and by the amount of any deferred satellite performance incentives that are no longer applicable following the failure. See “—Asset Impairment Assessments” below for further discussion.

Asset Impairment Assessments

Goodwill. We account for goodwill and other intangible assets in accordance with FASB ASC Topic 350—Intangibles—Goodwill and Other. Under this topic, goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but are tested for impairment annually or more often if an event or circumstances indicate that an impairment loss has been incurred. We are required to identify reporting units at a level below the company’s identified operating segments for impairment analysis. We have identified only one reporting unit for the goodwill impairment test. Additionally, our identifiable intangible assets with estimable useful lives are amortized based on the expected pattern of consumption for each respective asset.

Assumptions and Approach Used. In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, there is a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. We adopted ASU 2011-08 in the fourth quarter of 2012, We made our qualitative evaluation considering, among other things, general macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events. Based on our examination of these qualitative factors, we concluded that there was not a likelihood of more than 50% that the fair value of our reporting unit was less than its carrying value; therefore, no further testing of goodwill was required.

The assessment of qualitative factors requires significant judgment. Alternative interpretations of the qualitative factors could have resulted in a different conclusion as to whether it was not more likely than not that the fair value of our reporting unit was less than its carrying value. A different conclusion would require a more detailed quantitative analysis to be performed, which could, in future years, result in an impairment charge for goodwill.

Orbital Locations, Trade Name and other Indefinite-Lived Intangible Assets. Intelsat is authorized by governments to operate satellites at certain orbital locations—i.e., longitudinal coordinates along the Clarke Belt. The Clarke Belt is the part of space approximately 35,800 kilometers above the plane of the equator where geostationary orbit may be achieved. Various governments acquire rights to these orbital locations through filings made with the ITU, a sub-organization of the United Nations. We will continue to have rights to operate at our orbital locations so long as we maintain our authorizations to do so. See “Item 1—Business—Regulation and—Risk Factors—Risk Factors Relating to Regulation”.

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

Assumptions and Approach Used. In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, there is a likelihood of more than 50 percent) that the fair value of an indefinite-lived intangible asset is less than its carrying amount. We early adopted ASU 2012-02 in the fourth quarter of 2012. We made our qualitative evaluation considering, among other things, general macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events. Based on our examination of qualitative factors, we concluded that there was not a likelihood of more than 50% that the fair value of any of our indefinite-lived intangible assets was less than their respective carrying values; therefore, no further testing of indefinite-lived intangible assets was required.

The assessment of qualitative factors requires significant judgment. Alternative interpretations of the qualitative factors could have resulted in a different conclusion as to whether it was not more likely than not that the fair value of indefinite-lived intangible assets was less than their respective carrying values. A different conclusion would require a more detailed quantitative analysis to be performed, which could, in future years, result in impairment charges for indefinite-lived intangible assets.

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

Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurements and Disclosures (“FASB ASC 820”) requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. FASB ASC 820 defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:

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

We performed an evaluation of our financial assets and liabilities under the fair value framework of FASB ASC 820. As a result of that evaluation, we concluded that investments in marketable securities, interest rate financial derivative instruments, embedded derivative instruments, and redeemable noncontrolling interest were items as to which disclosures were required under FASB ASC 820.

We determined that the valuation measurement inputs of marketable securities represent unadjusted quoted prices in active markets and, accordingly, have classified such investments within Level 1 of the FASB ASC 820 hierarchy framework.

The fair value of our interest rate financial derivative instruments reflects the estimated amounts that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and current creditworthiness of both our counterparties and ourselves. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments, if any, associated with our derivatives utilize Level 3 inputs, such as the estimates of current credit spread, to evaluate the likelihood of default by us or our counterparties. We also considered the existence of offset provisions and other credit enhancements that serve to reduce the credit exposure associated with the asset or liability being fair valued. We have assessed the significance of the inputs of the credit valuation adjustments to the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative instrument valuations in their entirety are classified in Level 2 of the fair value hierarchy.

During 2010, we accounted for a contingent put option that was embedded within the 2015 Sub Holdco Notes, Series B under FASB ASC Topic 815—Derivatives and Hedging, bifurcating the put option from the debt host instrument and classifying it as a derivative instrument. To estimate the fair value of the embedded derivative we used a standard valuation technique utilizing inputs and assumptions that included the debt maturity date, issue price, coupon rate, change of control put price, and the estimated date of a change in control. We identified the inputs used to calculate the fair value as Level 3 inputs and concluded that the valuation in its entirety was classified in Level 3 of the fair value hierarchy.

On October 5, 2012, we purchased from Convergence Partners the remaining ownership interest in our New Dawn joint venture for $8.7 million, increasing our ownership from 74.9% to 100%. Prior to October 5, 2012, New Dawn was a majority owned subsidiary of ours that was a joint venture investment with Convergence Partners. Convergence Partners had the ability to require Intelsat to buy its ownership interest at fair value subsequent to the operations of New Dawn’s assets for a period of time defined in the New Dawn Project Agreement. In accordance with the guidance provided in FASB ASC Topic 480, Distinguishing Liabilities from Equity (“FASB ASC 480”), regarding the classification and measurement of redeemable securities, we marked to market the fair value of the noncontrolling interest in New Dawn at each reporting period. Any changes in fair value were reflected as an adjustment to paid-in capital. At December 31, 2011, we classified the redeemable noncontrolling interest as mezzanine equity in the accompanying consolidated balance sheets. As a result of the New Dawn Equity Purchase, we eliminated the redeemable noncontrolling interest of $8.7 million in the fourth quarter of 2012 in accordance with FASB ASC 480.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminated the option that had previously allowed us to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. Beginning in 2012, we have included a separate consolidated statement of comprehensive loss in our financial statements. The majority of our other comprehensive loss and our accumulated other comprehensive loss is related to our defined benefit retirement plans. ASU 2011-05 does not change whether items are reported in net loss or in other comprehensive income and does not change whether and when items of other comprehensive income are reclassified to net loss.

In 2012 we adopted ASC 2011-08 and ASC 2012-02 as described above under “—Asset Impairment Assessments.”

Related Party Transactions

See “Item 13—Certain Relationships and Related Transactions, and Director Independence”, appearing elsewhere in this Annual Report.

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

Excluding the impact of our outstanding interest rate swaps, approximately 73%, or $11.7 billion, of our debt as of December 31, 2012 was fixed-rate debt. In 2011, approximately 72%, or $11.6 billion of our debt was fixed-rate debt, excluding the impact of interest rate swaps. Based on the level of fixed-rate debt outstanding at December 31, 2012, a 100 basis point decrease in market rates would result in an increase in fair value of this fixed-rate debt of approximately $585 million.

As of December 31, 2012, we held interest rate swaps with an aggregate notional amount of $2.3 billion, with maturities ranging from 2013 to 2016. These swaps were entered into to economically hedge the variability in cash flow on a portion of the floating rate term loans under our senior secured and unsecured credit facilities. On December 22, 2011, we amended our interest rate swap agreements with an aggregate notional amount of $448.5 million between Intelsat Jackson and respective counterparties to the interest rate swaps. These amendments resulted in a change to the maturity date, the applicable fixed rate of interest that we pay and certain termination events. During the year ended December 31, 2012, we amended our interest rate swap agreements with an aggregate notional amount of $1.2 billion between Intelsat Jackson and respective counterparties to the interest rate swaps. These amendments resulted in a change to the maturity date, the applicable fixed rate of interest that we pay and certain termination events. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed-rate of interest. On December 31, 2012, the rate we paid averaged 2.5% and the rate we received averaged 0.3%. In comparison, at December 31, 2011, the rate we paid averaged 3.3% and the rate we received averaged 0.5%.

These interest rate swaps have not been designated for hedge accounting treatment in accordance with the Derivatives and Hedging topic of the Codification, as amended and interpreted, and the changes in fair value of these instruments will be recognized in earnings during the period of change. Assuming a one percentage point decrease in the prevailing forward yield curve (or less, to the extent that the points on the yield curve are less than one percent) the fair value of the interest rate swap liability, excluding accrued interest, would increase to a liability of approximately $94.7 million from $72.0 million.

We perform interest rate sensitivity analyses on our variable-rate debt, including interest rate swaps, and cash and cash equivalents. These analyses indicate that a one percentage point change in interest rates would have minimal impact on our consolidated statements of operations and cash flows as of December 31, 2012. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair values.

Foreign Currency Risk

We do not currently use foreign currency derivatives to hedge our foreign currency exposures. Substantially all of our customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, we are not exposed to material foreign currency exchange risk. However, the service contracts with our Brazilian customers provide for payment in Brazilian reais. Accordingly, we are subject to the risk of a reduction in the value of the Brazilian real as compared to the U.S. dollar in connection with payments made by Brazilian customers, and our exposure to fluctuations in the exchange rate for Brazilian reais is ongoing. However, the rates payable under our service contracts with Brazilian customers are adjusted annually to account for inflation in Brazil, thereby mitigating the risk. For the years ended December 31, 2010, 2011 and 2012, our Brazilian customers represented approximately 3.1%, 3.7% and 4.4% of our revenue, respectively. Transactions in other currencies are converted into U.S. dollars using exchange rates in effect on the dates of the transactions.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended December 31, 2012. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Our current executive officers and directors are as follows:

Name	Age	Position
David McGlade	52	Director, Deputy Chairman and Chief Executive Officer, Intelsat S.A.
Raymond Svider	50	Chairman and Director, Intelsat S.A.
Michael McDonnell	49	Executive Vice President and Chief Financial Officer, Intelsat S.A.
Phillip Spector	62	Executive Vice President, General Counsel and Assistant Secretary, Intelsat S.A.
Stephen Spengler	53	Executive Vice President Sales, Marketing and Strategy, Intelsat Corporation
Thierry Guillemin	53	Senior Vice President and Chief Technical Officer, Intelsat Corporation
Linda Bartlett	54	Senior Vice President and Controller, Intelsat Corporation
Justin Bateman	39	Director, Intelsat S.A.
Egon Durban	39	Director, Intelsat S.A.
Edward A. Kangas	68	Director, Intelsat S.A.
Simon Patterson	39	Director, Intelsat S.A.
Denis Villafranca	40	Director, Intelsat S.A.

The following is a brief biography of each of our executive officers and directors:

Mr. McGlade has been the Chief Executive Officer of Intelsat S.A. since April 2005 and became Deputy Chairman of the board of directors in August 2008. Prior to that, Mr. McGlade was the Chief Executive Officer of O2 UK, the largest subsidiary of O2 plc and a leading U.K. cellular telephone company, a position he took in October 2000. He was also an Executive Director of O2 plc. During his tenure at O2 UK and O2, Mr. McGlade was a director of the GSM Association, a trade association for GSM mobile operators, and served as Chairman of its Finance Committee from February 2004 to February 2005. He was also a director of Tesco Mobile from September 2003 to March 2005 and a director of The Link, a distributor of mobile phones and other high technology consumer merchandise, from December 2000 to May 2004. Mr. McGlade is currently a director of Skyworks Solutions, Inc. Mr. McGlade holds a Bachelor of Arts degree from Rutgers University. We believe Mr. McGlade’s extensive experience in the telecommunications and media industries is of benefit to our board. Mr. McGlade’s business address is 4, rue Albert Borschette, L-1246 Luxembourg.

Mr. Svider became a director of Intelsat S.A. in February 2008 and became the Chairman of the board of directors of Intelsat S.A. in May 2008. Mr. Svider has been Co-Chairman of BC Partners since December 2008 and has been a Managing Partner of BC Partners, since 2003. He joined BC Partners in 1992 in Paris before moving to London in 2000 to lead its investments in the technology and telecommunications industries. Over the years, Mr. Svider has participated in or led a variety of investments including Tubesca, Nutreco, UTL, Neopost, Polyconcept, Neuf Telecom, Unity Media/Tele Columbus, Office Depot Inc., ATI Enterprises, MultiPlan, Inc., Suddenlink Communications and Hamilton Sundstrand Industrials. He is currently on the board of Office Depot Inc., Suddenlink Communications, MultiPlan, Inc., Cequel Corporation and Silver II Acquisition S.a.r.1. Prior to joining BC Partners, Mr. Svider worked in investment banking at Wasserstein Perella in New York and Paris, and at the Boston Consulting Group in Chicago. Mr. Svider holds a Master of Business Administration from the University of Chicago and a Master of Science in Engineering from both École Polytechnique and École Nationale Superieure des Telecommunications in France. We believe Mr. Svider’s experience overseeing other BC Partners portfolio companies is of benefit to our board. Mr. Svider’s business address is 4, rue Albert Borschette, L-1246 Luxembourg.

Mr. McDonnell became the Executive Vice President and Chief Financial Officer of Intelsat S.A. in November 2008. He was previously Executive Vice President, Chief Financial Officer and Treasurer of MCG Capital Corporation, a publicly-held commercial finance company, from September 2004 and its Chief Operating Officer from August 2006 through October 2008. From August 2000 to August 2004, Mr. McDonnell was employed by direct-to-home satellite television operator, EchoStar Communications Corporation (f/k/a DISH Network Corporation), where he served as Executive Vice President and Chief Financial Officer from July 2004 to August 2004 and as Senior Vice President and Chief Financial Officer from August 2000 to July 2004. Prior to joining EchoStar, from 1986 to 2000 Mr. McDonnell was employed by PricewaterhouseCoopers LLP, where he was a partner from 1996. He also served on the board of directors of Catalyst Health Solutions, Inc., a pharmacy benefit management company, from 2005 to 2012. Mr. McDonnell has a Bachelor of Science degree in accounting from Georgetown University. Mr. McDonnell’s business address is 4, rue Albert Borschette, L-1246 Luxembourg.

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

Mr. Guillemin became the Senior Vice President and Chief Technical Officer of Intelsat Corporation in February 2008, with responsibility for customer operations, space systems management and planning, and satellite operations. From July 2006 to February 2008, he served as Intelsat Corporation’s Vice President of Satellite Operations & Engineering, in which role he was responsible for the service availability of Intelsat’s entire in-orbit fleet of satellites (combined with PanAmSat’s). From July 2005 to July 2006, Mr. Guillemin served as Vice President of Satellite Engineering & Program Management of Intelsat Global Service Corporation, and from January 2003 to July 2005, he served as Senior Director of Satellite Operations. He has over 30 years’ experience in the satellite industry, in disciplines including spacecraft development, launch and operations. Mr. Guillemin earned a Master’s Degree in Space Engineering from the École Nationale Superieure de l’Aeronautique et de l’Espace in Toulouse, France. Mr. Guillemin’s business address is 3400 International Drive, N.W., Washington, D.C. 20008, United States.

Ms. Bartlett became the Senior Vice President and Controller of Intelsat Corporation on January 3, 2011. Prior to joining Intelsat, Ms. Bartlett served as Executive Vice President, Global Finance/Chief Financial Officer of the International Lodging Division of Marriott International, Inc. from 2004. She was employed by Marriott in various finance, accounting and business development roles from 1989 to 1993 and 1994 to 2010, and was first appointed as Executive Vice President in 2002. Ms. Bartlett holds a Bachelor’s degree in Accounting and a Master’s degree in Finance from Loyola University Maryland. Ms. Bartlett’s business address is 3400 International Drive N.W., Washington, D.C. 20008, United States.

Mr. Bateman became a director of Intelsat S.A. in August 2008. Mr. Bateman is a Senior Partner of BC Partners based in its New York office, the investment arm of which he co-established in early 2008. He initially joined BC Partners’ London office in 2000 from PricewaterhouseCoopers, where he spent three years in Transaction Services working on due diligence projects for both financial investors and corporate clients. In 2002/2003 he left BC Partners to complete his MBA at INSEAD before rejoining its London office. Mr. Bateman serves on the board of Office Depot Inc., MultiPlan, Inc., and Cequel Corporation. He has a degree in economics from the University of Cambridge in the UK. We believe Mr. Bateman’s accounting and financial education and experience are of benefit to our board. Mr. Bateman’s business address is 4, rue Albert Borschette, L-1246 Luxembourg.

Mr. Durban became a director of Intelsat S.A. in February 2008. Mr. Durban is a Managing Partner and Managing Director of Silver Lake. Mr. Durban joined Silver Lake in 1999 as a founding principal and has worked in the firm’s Menlo Park and New York offices and set-up and oversaw the firm’s London office from 2005 to 2010. Mr. Durban serves on the board of directors of NXP Semiconductors N.V., MultiPlan, Inc. and on the Executive Committee of William Morris Endeavor Entertainment, LLC. Mr. Durban also oversees the firm’s investments in Groupon and Zynga and oversaw investments in Unity Media, Tandberg and Intelsat. Previously, he served on the board of Skype Global S.à r.l. and was the Chairman of its Operating Committee. Earlier, Mr. Durban worked in Morgan Stanley’s Corporate Finance Technology and Equity Capital Markets Group. Mr. Durban graduated from Georgetown University with a B.S. in Finance. We believe Mr. Durban’s experience overseeing Silver Lake portfolio companies is of benefit to our board. Mr. Durban’s business address is 4, rue Albert Borschette, L-1246 Luxembourg.

Mr. Kangas became a director of Intelsat S.A. in July 2012. Mr. Kangas has served as Non-Executive Chairman of Tenet Healthcare Corporation since 2003. Mr. Kangas also serves on the board of directors of Hovnanian Enterprises, Inc., Intuit Inc. and United Technologies Corporation, and he formerly served as a director of Allscripts Healthcare Solutions, Inc., Eclipsys Corp. and Electronic Data Systems Corp. Mr. Kangas previously served as Chairman and Chief Executive Officer of Deloitte, Touche, Tohmatsu from 1989 to 2000. He also served as the managing partner of Deloitte & Touche (USA) from 1989 to 1994. Mr. Kangas holds a bachelor’s degree in business and an MBA from the University of Kansas and is a Certified Public Accountant. We believe Mr. Kangas’ qualifications for serving on our board of directors include his experience serving on public company boards and his extensive financial and accounting expertise. Mr. Kangas also qualifies as an audit committee financial expert. Mr. Kangas’ business address is 4, rue Albert Borschette, L-1246 Luxembourg.

Mr. Patterson became a director of Intelsat S.A. in January 2012. Mr. Patterson is a Managing Director of Silver Lake having joined in 2005. Mr. Patterson previously worked at G-FX, the Financial Times Group and McKinsey & Company. Mr. Patterson also serves on the board of directors of Gerson Lehrman Group, Inc. and MultiPlan, Inc. Previously, he served on the board of Skype Global S.à r.l. Mr. Patterson holds an M.A. from King’s College, Cambridge University and an M.B.A. from the Stanford University Graduate School of Business. We believe Mr. Patterson’s experience overseeing Silver Lake portfolio companies is of benefit to our board. Mr. Patterson’s business address is 4, rue Albert Borschette, L-1246 Luxembourg.

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

Board Leadership Structure

Our board of directors is led by a Chairman who is Managing Partner of a private equity firm that is affiliated with entities that own or control more than 70% of the outstanding equity of Intelsat Global Holdings. Our Chief Executive Officer is also the Deputy Chairman of our board and has an employment agreement pursuant to which he reports to the board of directors. The separation of the Chairman and Chief Executive Officer positions is not inappropriate for a privately-held company such as ours.

Audit Committee

Intelsat S.A. has an audit committee consisting of Messrs. Svider, Bateman, Patterson and Kangas. One of the members, Mr. Kangas, satisfies the “independence” requirements of Rule 10A-3 of the Exchange Act and the “independence” requirements of the NYSE rules. The other members are not independent since they are associated with the Sponsors. Pursuant to its charter and the authority delegated to it by the board of directors, the audit committee has sole authority for the engagement, compensation and oversight of our independent registered public accounting firm. In addition, the audit committee reviews the results and scope of the audit and other services provided by our independent registered public accounting firm and also reviews our accounting and control procedures and policies. The audit committee also is a primary monitor of risks impacting the Company, and performs the primary risk oversight role of the board of directors. The audit committee meets as often as it determines necessary but not less frequently than once every fiscal quarter. Our board of directors has determined that each member of the audit committee is an audit committee financial expert.

Compensation Committee

Intelsat S.A. has a compensation committee consisting of Messrs. Svider, Durban and Kangas. Mr. Kangas is independent, and the other members are not independent since they are associated with the Sponsors. Pursuant to its charter and the authority delegated to it by the board of directors, the compensation committee has responsibility for the approval and evaluation of all of our compensation plans, policies and programs as they affect Intelsat S.A.’s chief executive officer and its other executive officers. The compensation committee meets as often as it determines necessary.

Compensation Committee Interlocks and Insider Participation

Intelsat S.A.’s compensation committee is currently comprised of Messrs. Svider, Durban and Kangas. None of these individuals has been at any time an officer or employee of Intelsat S.A., other than Mr. Svider who serves as our Chairman. During 2012, Intelsat S.A. had no compensation committee “interlocks”—meaning that it was not the case that an executive officer of ours served as a director or member of the compensation committee of another entity and an executive officer of the other entity served as a director or member of our compensation committee.

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

The Company’s Named Executive Officers (the “NEOs”) for 2012 are:

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

The Company has developed a set of strategic corporate objectives designed to support long-term growth in its enterprise value. The strategic corporate objectives are set in four areas: financial, customer, business execution and internal processes, and talent management. These objectives help the Company achieve a balanced focus on corporate performance without emphasizing one area over others. Additionally, the Company sets specific metrics and initiatives designed to measure performance against the strategic goals. To promote a performance-based culture, a significant portion of our executives’ compensation is linked to performance against these objectives. Our Compensation Committee reviews the compensation policies covering our NEOs and approves compensation for the NEOs.

Compensation Policy

We believe that in order to achieve our objectives, our executive compensation programs must be competitive, properly reward results and provide incentives for both short and long-term performance to sustain and enhance long-term shareholder value. Our overall executive compensation philosophy is one based upon alignment with our shareholders and business strategy. Through a combination of fixed and performance-dependent income and long and short-term incentives, we strive for a balance of risk and reward. Incentives must be within the Company’s budgetary parameters and provide excellent value, ensuring a strong return on the Company’s incentive compensation investment. The level of total compensation varies based upon the returns ultimately achieved by our shareholders. The amount of variable compensation also increases with the level of the executive officer, with differentiation based on individual performance and contributions to value creation.

Our performance-driven compensation consists primarily of the following three components:

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

We use short-term compensation (base salaries and annual cash bonuses) to provide competitive levels of cash compensation for our executives and to focus them on our annual goals and objectives. We use long-term compensation (restricted shares and options) to achieve our goal of driving long-term growth in share value. This long-term compensation element is designed to emphasize the performance measures our executives need to achieve in order to deliver shareholder value. Our NEOs hold a mixture of previously granted restricted shares, and newly granted restricted shares and options awarded in connection with the Sponsors Acquisition Transactions. These equity incentive awards are subject to a variety of time and performance vesting requirements, all closely linked to the long-term growth in the value of the Company. While certain long-term incentive awards are now vested in full, the value to the NEO remains linked to the growth in the value of the Company.

We also look at market data for comparable executive positions. We target our base salary levels to reflect market median (50th percentile) of our market data for comparable executive positions, with the opportunity to reach total compensation at the 75th percentile of the market through performance-based variable pay.

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

Competitive Market Review

During 2012, the Company conducted a review of our executive compensation programs. The objective of the review was to determine relative market competitiveness of our compensation to enable the Company to attract and retain key executive talent. Using market survey data, we compared our executive officers’ total direct compensation levels to a peer group of companies and other general survey data.

The peer group consisted of similarly situated companies in various industries which represent a competitive market for executive talent, business and capital. Peer group companies and survey data were selected based on industry, size determined by reviewing both revenue levels and enterprise value and other factors such as market capitalization. Our peer group included the following 20 companies:

American Tower Corporation	Cablevision Systems Corporation	Charter Communications, Inc.
Crown Castle International Corp.	DirecTV	Discovery Communications, Inc.
Frontier Communications Corp.	Harris Corporation	Juniper Networks, Inc.
Level 3 Communications, Inc.	Liberty Global Inc.	Loral Space & Communications, Inc.
MetroPCS Communications, Inc.	Motorola Mobility Holdings, Inc.	Nielsen Holdings NV
NII Holdings Inc.	Orbital Sciences Corp.	SAIC, Inc.
Sirius XM Radio Inc.	Windstream Corporation

Based on this review, the Company determined that our executive compensation program was reasonably competitive with market rates for comparable executives during 2012.

Role of Executive Officers in Setting Executive Compensation

The Compensation Committee determines the compensation of Mr. McGlade acting with advice from the head of our human resources department. Mr. McGlade plays no role in determining his own compensation. The Compensation Committee approves the final determination of compensation for Messrs. Spector and McDonnell, acting on the recommendations of Mr. McGlade, and in consultation with the head of our human resources department. The compensation for Messrs. Spengler and Guillemin is set by Mr. McGlade, in consultation with the head of our human resources department and reviewed with the Compensation Committee.

Elements of Compensation

Base Salary. Base salary is used to recognize the experience, skills, knowledge and responsibilities required of the executive officers in their roles. When establishing the 2012 base salaries of the NEOs, the Compensation Committee and management considered a number of factors, including the functional role of the position, the individual’s performance, the level of the individual’s responsibility, the individual’s prior experience in similar positions, competitive market data, the ability to replace the individual, the base salary of the individual at his or her prior employment or prior position within the Company and the number of well-qualified candidates available. The salaries of the NEOs are reviewed on an annual basis, as well as at the time of promotion or other changes in responsibilities. In 2012, each NEO’s salary was increased by 2.25%, effective in February of 2012, consistent with the merit budget adopted for the whole Company. The base salaries in effect for Messrs. McGlade, McDonnell, Spector, Spengler and Guillemin after these increases were $1,095,723, $572,569, $567,063, $372,333 and $329,300, respectively. The budget for the annual base salary increases was determined based upon market data and adjusted downward consistent with the Company’s 2011 financial results and affordability in 2012.

Annual Cash Bonuses. We maintain a corporate bonus plan, which was adopted by the board of directors in March 2006 (the “Bonus Plan”). The Bonus Plan provides that certain of our and our subsidiaries’ employees, including the NEOs, may be awarded cash bonuses based on the attainment of specific performance goals and business criteria established by our board of directors for participants in the Bonus Plan. The goals and criteria for the 2012 fiscal year included revenue, backlog, and adjusted EBITDA targets, as defined by the Compensation Committee. For 2012, the Compensation Committee set target metrics which, if achieved, would result in executives receiving bonus payment based upon their individual target bonus percentages, as described below. For 2012, the Compensation Committee also established an additional “stretch” level of performance on each metric which, if achieved, would result in executives receiving bonus payments of up to two times their target bonus percentages. This additional performance level was designed to incentivize stronger over-performance by increasing the reward for hitting a higher target. Achievement on any target that is between target and stretch would result in bonus payments based on linear interpolation between goals. For 2012, the Bonus Plan for NEOs provided for no payment for achievement below the target on each metric.

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

The employment agreements for Messrs. McGlade, McDonnell and Spector specify that their annual target bonus percentages are 100%, 65% and 65%, respectively, of the executive’s annual base salary. In the case of Messrs. Spengler and Guillemin, their target bonus percentages have been established pursuant to the terms of the Bonus Plan at 60% and 45% respectively, of the executive’s annual base salary. If the 2012 performance “stretch” criteria had been met, Messrs. McGlade, McDonnell, Spector, Spengler and Guillemin would have been entitled to receive an additional 100%, 65%, 65%, 60%, and 45%, respectively, of the executive’s annual base salary. Each of the target goals and criteria for bonuses referred to above is based on thorough discussion between the Compensation Committee and management as to budgets and projections for the relevant year. Great care is taken to ensure that the targets are difficult to achieve but achievable, thereby ensuring that the NEOs and other management are appropriately incentivized to perform at the highest levels. The Bonus Plan is a discretionary plan and the Compensation Committee retains the right to award compensation absent the attainment of performance criteria. In 2012, the Company exceeded target performance on the revenue and adjusted EBITDA metrics, and achieved just short of the target on the backlog metric. The Committee exercised its discretion to deem the backlog metric to be met at target due to the financial impact of certain satellite anomalies, satellite launch delays, and other factors outside of the control of management. In determining the amount of the incentive awards for the NEOs for 2012, the Compensation Committee funded bonus awards to reflect company financial performance, and, with respect to the awards for Messrs. Spengler and Guillemin, exercised discretion in differentiating the amount of individual NEO awards based on individual performance.

Long-Term Incentive Awards

During 2012, Intelsat Global effected an internal reorganization resulting in Intelsat Global Holdings becoming the parent corporation of Intelsat Global (the “Reorganization”). In connection with the Reorganization, outstanding equity-based awards (options and restricted shares) with respect to common shares of Intelsat Global were converted into equity-based awards with respect to the same class of common shares of Intelsat Global Holdings.

Shares and Options. At the NEO level, we have sought to weight our compensation programs towards ownership of common shares. We believe that share ownership by our executives enhances our ability to deliver superior shareholder returns because it most directly aligns the interests of our executives and our shareholders. The equity awards granted to our executives are governed by the terms of the Intelsat Global, Ltd. 2008 Share Incentive Plan (the “2008 Share Plan”). The goal of the 2008 Share Plan is to engage our NEOs and other key employees as partners in the Company’s success and help the Company realize the maximum return from its strategy. We do not have a formal requirement for share ownership by our executives. The 2008 Share Plan provides for the granting of incentive share options, nonqualified share options, restricted shares, restricted share units, share appreciation rights, phantom shares and performance awards to our and our subsidiaries’ and specified affiliates’ employees, officers and directors, including the NEOs.

The Compensation Committee has exclusive authority to select the executives to receive awards and the amount and the type of equity awards under the 2008 Share Plan. At the time of each award, the Compensation Committee determines the terms of the award, including the performance period (or periods) and the performance objectives relating to the award. The Company’s policy has been to grant equity awards that align with the ownership objectives of our principal shareholders. Because the Company is privately held, the grant is typically a one-time grant at the outset of the shareholder investment, with vesting and other performance criteria aligned with the growth expected and the length of investment expected by the shareholders. As described more fully below in the equity award agreements narrative, each of the NEOs received new equity grants in connection with the investment of the Sponsors, with terms and conditions aligned with the Sponsors’ investment horizon. Additional grants may also occur upon the promotion or hire of a new executive.

Based upon the rights of the executive and the Company under the terms of their award agreements, some option grants are considered to be a share-based compensation arrangement (an “SCA”) for accounting purposes rather than an option due to the repurchase right features of the award; however, from a compensation policy perspective, the award is intended to operate like an option. For purposes of this Compensation Discussion and Analysis and the following compensation tables and corresponding narratives, any reference to an option includes SCAs. For further explanation of the accounting treatment of options and SCAs, see Note 4 to the consolidated financial statements included elsewhere in this Annual Report.

In addition to grants made under the 2008 Share Plan, Messrs. McGlade and Spector each purchased for cash certain unrestricted shares pursuant to subscription agreements entered into in May 2009.

Restricted Shares. Each of the NEOs holds restricted shares that are subject to transfer, vesting and other restrictions as set forth in their applicable award agreements. A portion of these restricted shares vests each month with full vesting being achieved over a period of five years, subject to the executive’s continued employment. Certain of the shares awarded are also subject to meeting performance criteria based on annual performance targets and cumulative total return earned by certain principal shareholders of Intelsat Global Holdings on their investment. These annual performance goals relate to certain revenue and adjusted EBITDA targets which were set by the Compensation Committee at the grant date based on the Company’s five year business plan. At the time the targets were set, the Compensation Committee believed these goals were challenging, but achievable. The cumulative return goals were established by the principal shareholders at the grant date and are intended to incentivize the executive to operate the Company in a manner designed to meet the total return goals of the principal shareholders of Intelsat Global Holdings. Upon a NEO’s termination of employment, Intelsat Global Holdings retains the unilateral right to repurchase vested shares at a value as defined in the 2008 Share Plan. See the discussion of individual agreements with the NEOs following the Summary Compensation Table for further details regarding these restricted shares and the cumulative return goals.

Options. Each of the NEOs holds options that are subject to transfer, vesting and other restrictions as set forth in their applicable award agreements. A portion of these options vests upon the meeting of annual performance targets and a portion vests upon the determination of the cumulative total return earned by certain principal shareholders of Intelsat Global Holdings on their investment. The annual performance goals relate to certain revenue and adjusted EBITDA targets which were set by the Compensation Committee at the grant date based on the Company’s five year business plan. At the time the targets were set, the Compensation Committee believed these goals were challenging, but achievable. The cumulative return goals were established by the principal shareholders at the grant date and are intended to incentivize the executive to operate the Company in a manner designed to meet the total return goals of the principal shareholders of Intelsat Global Holdings. These options are also subject to forfeiture and other restrictions as set forth in the executives’ respective award agreements. Upon a NEO’s termination of employment, Intelsat Global Holdings retains the unilateral right to cancel vested options or to repurchase shares acquired upon exercise of the options in exchange for an amount set forth in the 2008 Share Plan. See the discussion of individual agreements with the NEOs following the Summary Compensation Table for further details regarding these options and the cumulative return goals.

Other Compensation and Benefits. Other elements of our executive compensation program include certain severance arrangements and perquisites, all of which are more fully described in those parts of this Item 11 which follow this Compensation Discussion and Analysis. Our philosophy with respect to these elements is to maintain competitive overall compensation programs. The NEOs also participate in our other benefit plans on the same terms as other employees. These plans include a 401(k) plan, medical, vision, dental, disability and life insurance. Under the terms of their employment agreements, Messrs. McGlade and Spector are provided with certain retiree medical benefits that are not otherwise provided to participants under the terms of the medical plan. Additionally, for employees hired prior to July 19, 2001, the Company maintains a defined benefit pension plan. Of the NEOs, only Mr. Guillemin is eligible to participate in this plan. The Company has adopted, effective as of January 1, 2013, a non-qualified “excess” benefit plan in conjunction with its 401(k) plan. The plan provides executives with additional contributions otherwise prohibited by compensation limitations in the Internal Revenue Code (the “Code”).

Clawback Policy

Each of our executive officers is subject to a clawback of their long-term incentive compensation under the terms of their award agreements in the event that the executive breaches certain covenants contained in their employment agreements related to confidentiality, business ethics and conflicts of interest.

Compensation Risk Assessment

The Company evaluates its executive compensation programs on an ongoing basis to ensure that our incentive programs do not reward or incentivize excessive risk. Our compensation programs contain provisions such as maximum payments, achievement caps, clawback provisions, and a reasonable balance between performance-based and time-based incentive compensation, to minimize rewards for risk-taking behaviors.

Conclusion

Our compensation policies are designed to recruit, retain and motivate our senior executive officers, to align their interests with those of our shareholders, and ultimately to reward them for outstanding performance as measured by their contributions to value creation.

2012 Summary Compensation Table

The following summarizes the compensation earned during the years ended December 31, 2010, December 31, 2011, and December 31, 2012 by our NEOs, who are our Chief Executive Officer, Chief Financial Officer, and our three other most highly compensated executive officers who were serving as executive officers on December 31, 2012.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Non- Qualified Deferred Compensation ($)		All Other Compensation ($)(4)	Total ($)

David McGlade	2012	$1,092,014	$—	$—	$—	$1,542,778	(2)	$—		$57,781	$2,692,573
Deputy Chairman and Chief Executive Officer	2011	$1,066,810	$—	$—	$—	$1,160,127		$—		$60,261	$2,287,198
	2010	$1,037,262	$648,516	$—	$—	$346,800		$—		$47,840	$2,080,418

Michael McDonnell	2012	$570,631	$—	$—	$—	$524,015	(2)			$49,626	$1,144,272
Executive Vice President and Chief Financial Officer	2011	$556,657	$—			$432,283				$53,235	$1,042,175
	2010	$536,809	$218,155	$—	$—	$116,660		$—		$49,779	$921,403

Phillip Spector	2012	$565,143	$—	$—	$—	$518,976	(2)	$—		$59,781	$1,143,900
Executive Vice President, Business Dev and General Counsel	2011	$552,100	$—	$—	$—	$428,126		$—		$61,137	$1,041,363
	2010	$536,809	$218,155	$—	$—	$116,660		$—		$52,593	$924,218

Stephen Spengler	2012	$371,073	$—	$—	$—	$354,223	(2)	$—		$40,716	$766,012
Executive Vice President, Sales, Marketing and Strategy	2011	$363,041	$—	$—	$—	$280,000		$—		$37,777	$680,818
	2010	$355,923	$133,518	$—	$—	$71,400		$—		$32,017	$592,858

Thierry Guillemin	2012	$328,185	$—	$—	$—	$234,962	(2)	$104,091	(3)	$25,781	$693,019
Senior Vice President and Chief Technical Officer	2011	$319,807	$—			$189,000		$96,494		$21,603	$626,904
	2010	$305,631	$111,249	$—	$—	$59,492		$44,093		$22,140	$542,605

(1)	The salaries set forth in this column reflect the actual earnings for each NEO during the respective fiscal year.
(2)	In accordance with the Bonus Plan described above, incentive awards earned for 2012 performance were based upon the Company’s financial performance against criteria established at the beginning of 2012. Accordingly, the total award value is reflected in the column headed “Non-Equity Incentive Plan Compensation.” These payments will be made in March 2013.
(3)	Mr. Guillemin participates in the Intelsat Staff Retirement Plan, the Company’s defined benefit pension plan, as described below in the Pension Benefits section of this Item 11. This amount reflects the change in the actuarial present value of his accrued benefit over the 12-month period from December 31, 2011 through December 31, 2012, using a discount rate of 3.98% for the fiscal year ended December 31, 2012, a discount rate of 4.51% for the fiscal year ended December 31, 2011, a discount rate of 5.30% for the fiscal year ended December 31, 2010, and using an assumed retirement date of November 1, 2019 (age 60). No other NEO participates in the Pension Plan.
(4)	These amounts includes for each NEO: (a) an auto/financial planning/club dues allowance; (b) contributions to the executive’s 401(k) plan account; (c) executive benefits paid for by the Company for life insurance, personal excess liability insurance, long-term disability insurance, and, for Messrs. McGlade, Spengler and Guillemin only, a comprehensive physical examination; and (d) tax gross-up payments on certain of such executive benefits as follows: for Mr. McGlade, $832 to cover taxes on personal excess liability insurance and $131 to cover taxes on his comprehensive physical examination; for Mr. McDonnell, $521 to cover taxes on personal excess liability insurance; for Mr. Spector, $521 to cover taxes on personal excess liability insurance; for Mr. Spengler, $689 to cover taxes on personal excess liability insurance and $1,654 to cover taxes on his comprehensive physical examination; and for Mr. Guillemin, $795 to cover taxes on personal excess liability insurance and $1,803 to cover taxes on his comprehensive physical examination.

2012 Grants of Plan-Based Awards

There were no grants of equity plan-based awards or other stock or option awards to any of the NEOs during the year ended December 31, 2012. The following table sets forth information concerning the grant of annual non-equity incentive awards under our cash Bonus Plan during the year ended December 31, 2012. The actual payout of the awards is reflected in the Summary Compensation Table.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
Name	Threshold ($)	Target ($)	Maximum ($)

David McGlade	$—	$1,095,723	$2,191,446

Michael McDonnell	$—	$372,170	$744,340

Phillip Spector	$—	$368,591	$737,182

Stephen Spengler	$—	$223,400	$446,800

Thierry Guillemin	$—	$148,185	$296,370

Employment and Other Agreements

Messrs. McGlade, McDonnell and Spector each are employed with the Company pursuant to employment agreements with Intelsat Management. Messrs. Spengler and Guillemin are not party to employment agreements with the Company; however, the Company does have certain severance and other obligations to them pursuant to Company policies and each has a letter agreement covering the payment of severance benefits in the event of certain termination circumstances. In addition, each of the NEOs is a party to agreements governing the terms of his restricted share awards and option awards. Details of the agreements in place for 2012 for each of the NEOs appear below.

Employment Agreements with Messrs. McGlade, McDonnell and Spector

McGlade Employment Agreement. On December 29, 2008, Mr. McGlade entered into an employment agreement with Intelsat Global and the Company, effective as of February 4, 2008, as amended on May 6, 2009, assigned to Intelsat Management on December 21, 2009, amended again on February 28, 2012, and modified on March 30, 2012 (the “McGlade Employment Agreement”). The McGlade Employment Agreement provides for Mr. McGlade’s continued employment as Chief Executive Officer of each of Intelsat Global Holdings and the Company, his continued service as a member of the board of directors of each of Intelsat Global Holdings and the Company, and his nomination for reelection as a member of the board of directors of each of Intelsat Global Holdings and the Company at the expiration of the then current term.

McDonnell Employment Agreement. On May 6, 2009, Mr. McDonnell entered into an employment agreement with Intelsat Global and the Company, as assigned to Intelsat Management on December 21, 2009, amended on February 28, 2012, and modified on March 30, 2012 (the “McDonnell Employment Agreement”). The McDonnell Employment Agreement provides for Mr. McDonnell’s continued employment as Executive Vice President and Chief Financial Officer of each of Intelsat Global Holdings and the Company.

Spector Employment Agreement. On May 6, 2009, Mr. Spector entered into an employment agreement with Intelsat Global and the Company, as assigned to Intelsat Management on December 21, 2009, amended on February 28, 2012, and modified on March 30, 2012 (the “Spector Employment Agreement”). The Spector Employment Agreement provides for Mr. Spector’s continued employment as Executive Vice President and General Counsel of each of Intelsat Global Holdings and the Company.

Compensation and Benefits. The McGlade, McDonnell and Spector Employment Agreements have a term of one year and renew automatically for successive one-year periods, unless earlier terminated. The McGlade Employment Agreement provides that Mr. McGlade will be paid an annual base salary of no less than $1,000,000 during the term, which will be reviewed for increase no less frequently than annually. The McDonnell and Spector Employment Agreements provide that Messrs. McDonnell and Spector will each be paid an annual base salary of no less than $527,875 during the term, which will be reviewed for increase no less frequently than annually.

In 2012, the McGlade Employment Agreement was amended to provide that Mr. McGlade would be eligible for (i) a basic annual bonus of 100% of annual base salary based on meeting pre-established performance criteria, and (ii) an additional “stretch” bonus of 100% of annual base salary based on meeting more difficult to achieve pre-established criteria. In 2012, the McDonnell and Spector Employment Agreements were similarly amended, except that the basic annual bonus and “stretch” annual bonus levels were each set at 65% of each NEO’s respective annual base salary.

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

The McGlade, McDonnell and Spector Employment Agreements also provide for the executives to receive certain perquisites as set forth therein, as quantified and summarized in the Summary Compensation Table set forth above.

In addition, the McGlade, McDonnell and Spector Employment Agreements provide for certain severance benefits to be paid to the executive in the event of employment termination under certain circumstances, as well as post-termination noncompetition provisions, which are described below under “—Potential Payments upon Termination or Change in Control.”

Employment Arrangements with Messrs. Spengler and Guillemin

Messrs. Spengler and Guillemin do not have employment agreements, but under the terms of the Company’s severance plans and agreements, Messrs. Spengler and Guillemin are entitled to a severance benefit in the event their employment is involuntarily terminated without cause, subject to his signing a standard release of claims and a non-compete, non-solicitation and non-disparagement agreement. Additionally, on May 8, 2009, Intelsat Global entered into letter agreements with Messrs. Spengler and Guillemin providing for an enhanced severance benefit under certain limited circumstances (the “Severance Agreements”), which were assigned to Intelsat Global Holdings in connection with the Reorganization. These severance arrangements are described below under “—Potential Payments upon Termination or Change in Control.”

Equity Award Agreements

McGlade, McDonnell and Spector Awards. On May 6, 2009, Messrs. McGlade and Spector each entered into a Class A Restricted Share Agreement, a Class B Restricted Share Agreement and an Option Agreement and Mr. McDonnell entered into a Class B Restricted Share Agreement and an Option Agreement, each with Intelsat Global, which were assigned to Intelsat Global Holdings in connection with the Reorganization.

The Class A Restricted Share Agreements entered into with Messrs. McGlade and Spector govern the terms and conditions applicable to the executive’s outstanding restricted share awards under a previous plan that were unvested at the time of the Sponsors Acquisition Transaction and were exchanged for restricted shares in the new corporate entity (“Rollover Shares”). These Rollover Shares are subject to vesting and forfeiture provisions. Subject to the executive’s continued employment, the Class A Shares subject to the Class A Restricted Share Agreement vest in twenty-four equal monthly installments on the last day of each month commencing February 29, 2008. As of January 31, 2010, these Rollover Shares were 100% vested. The Class A Restricted Share Agreement also provides that in the event of the executive’s termination of employment, Intelsat Global Holdings may repurchase the Rollover Shares generally for fair market value, unless the termination is for cause. If the executive is terminated for cause, the shares may be repurchased for the executive’s purchase price or the per share fair market value of the Class A Shares as of February 4, 2008. The Class A Restricted Share Agreements govern 158,810.45 Rollover Shares for Mr. McGlade and 70,165.54 Rollover Shares for Mr. Spector.

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

Mr. McGlade was awarded 319,472 Class B Shares, with 228,194 designated as Class B Time-Vesting Shares and the remaining 91,278 designated as Class B Performance Shares. Of the 228,194 Class B Time-Vesting Shares issued to Mr. McGlade, 25% were vested on the date of grant and the remaining shares vest in equal installments over 45 months from the date of grant, commencing on June 4, 2009. As of February 4, 2013, these Class B Time-Vesting Shares were 100% vested. Mr. McDonnell was awarded 80,679 Class B Shares, with 57,628 designated as Class B Time-Vesting Shares and the remaining 23,051 designated as Class B Performance Shares. Of the 57,628 Class B Time-Vesting Shares issued to Mr. McDonnell, 10% were vested on the date of grant and the remaining shares vest in equal installments over 54 months from the date of grant, commencing on June 4, 2009. Mr. McDonnell’s Class B Time-Vesting Shares are scheduled to become fully vested as of November 4, 2013. Mr. Spector was awarded 80,679 Class B Shares, with 57,628 designated as Class B Time-Vesting Shares and the remaining 23,051 designated as Class B Performance Shares. Of the 57,628 Class B Time-Vesting Shares issued to Mr. Spector, 25% were vested on the date of grant and the remaining shares vest in equal installments over 45 months from the date of grant, commencing on June 4, 2009. As of February 4, 2013, these Class B Time-Vesting Shares were 100% vested.

In the event of a change in control, as defined in the 2008 Share Plan, the Class B Time-Vesting Shares become fully vested, and the Class B Performance Shares vest if, upon a change in control or other realization event, certain principal shareholders receive a three times multiple on their investment (four times if it occurs after February 4, 2015). In the event the executive dies or becomes disabled, the Class B Time-Vesting Shares become fully vested and the Class B Performance Shares cease vesting and unvested shares are forfeited, unless, within six months following such termination, an initial public offering occurs or Intelsat Global Holdings enters into a definitive agreement resulting in a change in control, in which case the unvested shares will be eligible to become vested as if a change in control had occurred immediately prior to termination (“Transaction Vesting Protection”). In the event the executive is terminated without cause or resigns for good reason (in either case as defined in the executive’s Employment Agreement), the Transaction Vesting Protection applies to both the Class B Time-Vesting and Class B Performance Shares, and 50% of the unvested Class B Time-Vesting Shares vest. The Class B Restricted Share Agreements for Messrs. McGlade, McDonnell and Spector provide for similar repurchase rights for Intelsat Global Holdings as are set forth in the executive’s Class A Restricted Share Agreement, provided, however, that the repurchase price is generally a liquidation fair market value. In the event the executive breaches any covenants contained in the executive’s Employment Agreement, he will be required to repay Intelsat Global Holdings for all the Class B Shares which vested during the twelve months preceding the breach of the covenants.

The Option Agreements entered into with Messrs. McGlade, McDonnell and Spector govern the terms and conditions applicable to options to purchase Class A Shares granted to each executive as of May 6, 2009. The exercise price of each option is $100 per share. Each option is subject to performance vesting. Each option will vest with respect to a portion of the Class A Shares (the “Annual Performance Options”) based upon the achievement of certain adjusted EBITDA and revenue goals for 2010, 2011 and 2012 (and 2013 with respect to Mr. McDonnell), as defined in the Option Agreement, subject to catch-up vesting upon achievement of targets in later years or if certain principal shareholders of Intelsat Global Holdings receive a three times multiple on their investment in connection with a change in control or other realization event (four times if it occurs after February 4, 2015). Upon the occurrence of a change in control or other realization event for certain specified shareholders, the option will vest ratably with respect to the remaining Class A Shares (the “Exit Performance Option”) based upon a sliding scale of return on certain specified shareholders’ investment from 3.3 times to 4.1 times. The option generally expires on the earliest to occur of: (i) February 4, 2018, (ii) 90 days following resignation without good reason, (iii) one year following termination without cause or for good reason or upon death or disability, or (iv) the date of termination for cause. The option is subject to Transaction Vesting Protection following a termination due to death or disability, a termination without cause, or a resignation for good reason. Additionally, in the event that the executive is terminated without cause or resigns for good reason following certain specified corporate transactions, the option will vest as if a change in control had occurred immediately prior to termination. The Class A Shares acquired upon exercise of the options are subject to Intelsat Global Holdings repurchase rights similar to the rights specified in the executives’ Class A Restricted Share Agreements. In the event the executive breaches any covenants contained in the executive’s Employment Agreement, he will be required to repay Intelsat Global Holdings an amount equal to the number of shares acquired pursuant to the option during the twelve months preceding the breach of the covenants multiplied by the excess of the fair market value of the shares over the exercise price paid.

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

Spengler and Guillemin Awards. On May 8, 2009, Intelsat Global entered into Class A Restricted Share Agreements, Class B Restricted Share Agreements and Option Agreements with each of Messrs. Spengler and Guillemin, which were assigned to Intelsat Global Holdings in connection with the Reorganization.

The Class A Restricted Share Agreements govern the terms and conditions applicable to Rollover Shares, consisting of the Class A Shares issued to Messrs. Spengler and Guillemin as of February 4, 2008 in exchange for a previous equity award. Mr. Spengler’s Class A Restricted Share Agreement covers 16,237.41 Class A Shares and Mr. Guillemin’s Class A Restricted Share Agreement covers 3,044.47 Class A Shares. The shares are subject to vesting and forfeiture provisions. Subject to each of their continued employment, the Class A Shares subject to the Class A Restricted Share Agreements vest in twenty-three equal monthly installments on the first day of each month commencing on March 1, 2008. As of January 1, 2010, these Rollover Shares were 100% vested. The Class A Restricted Share Agreements provide that in the event of the holder’s termination of employment, Intelsat Global Holdings may repurchase the shares subject to the agreement generally for fair market value, unless the executive resigns without good reason or the termination is for cause. If either Mr. Spengler or Mr. Guillemin resigns without good reason, his shares may be repurchased at a price per share equal to the lesser of the fair market value on the date of resignation or $100. If either Mr. Spengler or Mr. Guillemin is terminated for cause, his shares may be repurchased at a price per share equal to par value.

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

Mr. Spengler’s Class B Restricted Share Agreement covers 47,320 Class B Shares of which 33,800 are designated as Class B Time-Vesting Shares and the remaining 13,520 are designated as Class B Performance Shares. Mr. Guillemin’s Class B Restricted Share Agreement covers 30,758 Class B Shares of which 21,970 are designated as Class B Time-Vesting Shares and the remaining 8,788 are designated as Class B Performance Shares. With respect to the Class B Time-Vesting Shares issued to each of Messrs. Spengler and Guillemin, 25% of the shares vested as of the date of grant and the remaining shares vesting in equal installments over 45 months from the date of grant, commencing on June 4, 2009. As of February 4, 2013, these Class B Time-Vesting Shares were 100% vested.

In the event of a change in control, as defined in the award agreements, the Class B Time-Vesting Shares issued to Messrs. Spengler and Guillemin become fully vested, and their Class B Performance Shares vest if, upon a change in control or other realization event, certain principal shareholders of Intelsat Global Holdings receive a three times multiple on their investment (four times if it occurs after February 4, 2015). In the event that either Mr. Spengler or Mr. Guillemin is terminated without cause, as defined in the 2008 Share Plan, resigns for any reason, dies or becomes disabled, his Class B Time-Vesting Shares and Class B Performance Shares cease vesting and all unvested shares are forfeited.

In the event that either Mr. Spengler or Mr. Guillemin is terminated without cause or resigns for good reason (as defined in the Class B Restricted Share Agreement) following certain specified corporate transactions, his respective Class B Time-Vesting Shares and Class B Performance Shares will vest as if a change in control had occurred immediately prior to such termination. The Class B Restricted Share Agreements also provide that in the event of the holder’s termination of employment without cause or for good reason, Intelsat Global Holdings may repurchase the shares subject to the agreement generally for a liquidation fair market value. If the termination is for cause, the shares may be repurchased at a price per share equal to par value. The Class B Restricted Share Agreements also contain covenants generally restricting Messrs. Spengler and Guillemin from competing against Intelsat Global Holdings for a period of one year following termination. In the event of a breach of this covenant, or any other applicable covenants, the executive will be required to repay Intelsat Global Holdings for all the Class B Shares which vested during the twenty-four months preceding the breach of the covenants.

The Option Agreements govern the terms and conditions applicable to options to purchase Class A Shares granted to Messrs. Spengler and Guillemin as of May 8, 2009. Mr. Spengler was awarded an option to purchase 37,180 Class A Shares, with 20,280 designated as Annual Performance Options and the remaining 16,900 designated as Exit Performance Options. Mr. Guillemin was awarded an option to purchase 24,167 Class A Shares, with 13,182 designated as Annual Performance Options and the remaining 10,985 designated as Exit Performance Options. The exercise price of each option is $100 per share. The options are subject to performance vesting as set forth above for the other executives’ Annual Performance

Options and Exit Performance Options. The options generally expire on the earliest to occur of: (i) February 4, 2018, (ii) 90 days following termination of employment, other than as a result of death or disability, (iii) one year following termination upon death or disability, and (iv) the date of termination for cause. In the event that either Mr. Spengler or Mr. Guillemin is terminated without cause or resigns for good reason following certain specified corporate transactions, his respective options will vest as if a change in control had occurred immediately prior to such termination. The Class A Shares acquired upon exercise of the options are subject to repurchase rights similar to the rights specified in the Class A Restricted Share Agreements. The Option Agreements contain similar covenants as the Class B Restricted Share Agreements. In the event of a breach of any of the covenants contained in the Option Agreements, or any other applicable covenants, the individual will be required to repay Intelsat Global Holdings an amount equal to the number of shares acquired pursuant to the option during the twenty-four months preceding the breach of the covenants multiplied by the excess of the fair market value of the shares over the exercise price paid.

Management Shareholders Agreement. Each recipient of an equity award is, or prior to the exercise of any options, will become a party to that certain Management Shareholders Agreement, entered into on May 6, 2009 and effective as of February 4, 2008, by and among Intelsat Global, the principal shareholders of Intelsat Global and all employees (the “Management Shareholders”) who hold Class A Shares or Class B Shares (the “Management Shareholders Agreement”). The Management Shareholders Agreement governs the terms and conditions of a Management Shareholder’s ownership of Class A Shares and Class B Shares and applies to each Management Shareholder and any person or entity to whom the Management Shareholder’s shares are transferred (whether voluntarily or involuntarily). The Management Shareholders Agreement was assigned to Intelsat Global Holdings in connection with the Reorganization.

In general, the Management Shareholders Agreement prevents Management Shareholders from transferring any Class A Shares or Class B Shares without the consent of the Board of Directors of Intelsat Global Holdings. If the Board approves any such transfer, certain shareholders have a right of first offer to purchase the shares proposed to be transferred. Notwithstanding the general prohibition on transferring shares, Management Shareholders may be permitted to transfer shares pursuant to “tag along” and “drag along” rights set forth in the Management Shareholders Agreement.

In addition, the Management Shareholders Agreement permits certain principal shareholders to repurchase Class A Shares and/or Class B Shares from a Management Shareholder following the Management Shareholder’s termination of employment if Intelsat Global Holdings does not repurchase such shares pursuant to the applicable award agreement. The Management Shareholders Agreement also provides “priority subscription” rights. If certain principal shareholders purchase additional shares, the priority subscription rights allow Management Shareholders to purchase additional shares on the same terms as the sponsor shareholders.

The Management Shareholders Agreement terminates upon an initial public offering (generally defined as a public offering of at least 20% of outstanding shares of Intelsat Global Holdings), the liquidation of Intelsat Global Holdings or sale of all or substantially all of Intelsat Global Holdings’ assets, or a date established by the Board to terminate the Management Shareholders Agreement. In addition, the Management Shareholders Agreement may terminate at specified times following Intelsat Global Holdings’ merger with a public company.

Each of Messrs. McGlade, Spector, and McDonnell have entered into letter agreements (the “MSA Letter Agreements”) amending the Management Shareholders Agreement as it applies to the shares held by such executives. The MSA Letter Agreements generally provide for “piggy back registration rights,” additional option grants upon certain conversions of Class B Shares, and limits on Intelsat Global Holdings’ ability to repurchase co-invest Class A Shares purchased by certain of the executives pursuant to subscription agreements if the fair market value is less than the original purchase price per share for such shares.

Unallocated Bonus Plan

On August 20, 2010, Intelsat Global adopted the Unallocated Bonus Plan (the “Unallocated Plan”) in connection with the equity awards available to management under the 2008 Share Plan. Pursuant to the 2008 Share Plan, 1,689,975 shares (approximately 10% of the shares of Intelsat Global) may be awarded to management as options and/or restricted shares (the “Pool”). The Unallocated Plan was assigned to Intelsat Global Holdings in connection with the Reorganization. The Unallocated Plan provides for the distribution of the value of any unallocated shares that remain in the Pool, and that otherwise would have been vested, on certain measurement dates to the recipients of equity under the 2008 Share Plan who remain employed by the Company at that time. Each such equity participant will be eligible to receive a pro rata share of the value of the unallocated Pool, based on the percentage of allocated shares held by such participant and the length of time elapsed since such participant was granted the underlying award(s). The bonus will be payable in the form of cash or shares, as set forth in the Unallocated Plan. If equity participants do not become eligible to receive a bonus under the Unallocated Plan on or prior to February 4, 2015, the Unallocated Plan expires and no bonuses will be payable. At the same time as and in connection with the adoption of the Unallocated Plan, Intelsat Global entered into letter agreements with Messrs. McGlade,

Spector and McDonnell providing that the Unallocated Plan may not be amended in any manner that would adversely affect the rights of any of Mr. McGlade, Mr. Spector or Mr. McDonnell under the plan without such individual’s prior consent. These letter agreements were assigned to Intelsat Global Holdings in connection with the Reorganization. To date, no awards have been made under the Unallocated Plan.

2012 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning the number and value of any outstanding unvested restricted share awards, equity incentive plan awards and unexercised options held by the NEOs at December 31, 2012. There was no public market for Intelsat Global Holdings’ common stock as of December 31, 2012.

	Option Awards							Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Name

David McGlade	45,639	(1)	—	91,277	(2)	$100.00	2/4/2018	7,607	$664,243	(4)

	—		—	114,097	(3)	$100.00	2/4/2018

Michael McDonnell	2,881	(1)	—	31,696	(2)	$100.00	2/4/2018	10,565	$922,536	(4)

	—		—	28,814	(3)	$100.00	2/4/2018

Phillip Spector	11,526	(1)	—	23,051	(2)	$100.00	2/4/2018	1,921	$167,742	(4)

	—		—	28,814	(3)	$100.00	2/4/2018

Stephen Spengler	6,760	(1)	—	13,520	(2)	$100.00	2/4/2018	1,127	$98,410	(4)

	—		—	16,900	(3)	$100.00	2/4/2018

Thierry Guillemin	4,394	(1)	—	8,788	(2)	$100.00	2/4/2018	732	$63,918	(4)

	—		—	10,985	(3)	$100.00	2/4/2018

(1)	These reflect Annual Performance Options for 2010 performance, which vested on March 2, 2011.
(2)	The vesting date for the Annual Performance Option awards is annually on the date the board of directors approves the audited financial statements of 2010, 2011 and 2012 (and 2013 in the case Mr. McDonnell) for the Annual Performance Options, contingent upon meeting annual revenue and adjusted EBITDA performance targets. The performance targets for 2010 were met. The performance targets for 2011 and 2012 were not met. Any Unvested Annual Performance Options may still vest contingent upon certain principal shareholders of Intelsat Global Holdings receiving 3 times their initial investment if proceeds received prior to February 4, 2015, and 4 times their initial investment if proceeds received after February 4, 2015.
(3)	The vesting date for the Exit Performance Option awards is contingent upon certain principal shareholders of Intelsat Global Holdings receiving cumulative returns on their investment in excess of 3.3 times their initial investment.
(4)	This award is for Class B Shares of Intelsat Global Holdings. The market value reflected here is based upon management’s estimate of fair value, relying in part on the most recent independent valuation performed, dated as of December 31, 2012, which set forth a Class B Share fair value of $ 87.32 per share. The vesting date for the Class B Time-Vesting Shares is monthly, with full vesting occurring for Messrs. McGlade, Spector, Spengler and Guillemin on February 4, 2013 and for Mr. McDonnell on November 4, 2013.

2012 Option Exercises and Stock Vested

The following table sets forth certain information regarding the number of restricted shares and options that vested in 2012, together with the corresponding amounts realized by the NEOs.

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise		Number of Shares Acquired on Vesting	Value Realized on Vesting

David McGlade	—	$—	(1)	45,639	$3,985,177	(2)

Michael McDonnell	—	$—	(1)	11,526	$1,006,419	(2)

Phillip Spector	—	$—	(1)	11,526	$1,006,419	(2)

Stephen Spengler	—	$—	(1)	6,760	$590,280	(2)

Thierry Guillemin	—	$—	(1)	4,394	$383,688	(2)

(1)	There were no options exercised during 2012 by the NEOs.
(2)	This award is for Class B Shares. Because Intelsat Global Holdings is privately held, there is no public market for these securities. The value realized on vesting provided here is based on management’s estimate of the fair value at the time of vesting, $87.32 per Class B Share, relying in part on the most recent independent valuation performed at the time of vesting, which was dated as of December 31, 2012.

2012 Pension Benefits

The following table sets forth the actuarial present value of accumulated benefits for Mr. Guillemin, the only one of our NEOs who is eligible to participate in the pension plan of the Company.

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit	Payments During the Last Fiscal Year

Thierry Guillemin	Intelsat Staff Retirement Plan	13.1667	$487,113	—

The Intelsat Staff Retirement Plan is a tax-qualified defined benefit pension plan covering U.S.-based employees of Intelsat who were hired prior to July 19, 2001. The benefits under the plan are calculated based upon a set of formulas that take into account the participant’s hire date, years of service and average compensation. For Mr. Guillemin, the formula is 2.0% of final average earnings for each year of service prior to 2002, plus 1.5% of final average earnings for each year of service on or after 2002. Final average earnings for Mr. Guillemin includes regular earnings (as described in the Staff Retirement Plan) and does not include bonus payments, and is based on average earnings over the 60 months of employment that produces the highest average. Early retirement is available at age 55 with three years of service, and there is a seven-year vesting schedule. The portion of Mr. Guillemin’s benefit attributable to pre-2002 service is payable on an unreduced basis at age 60. Benefit payments may be taken in the form of a single life annuity, a partially subsidized 60% or 75% joint and survivor annuity if married at the time of benefit commencement, a 50% or 100% joint and survivor annuity if unmarried at the time of benefit commencement, a lump sum or a reduced annuity plus a partial lump sum. Benefits paid in the form of an annuity are adjusted for cost of living increases but only on the portion of the benefit attributable to pre-2002 service and pre-2006 compensation. See Note 5 to the consolidated financial statements for additional disclosure on the assumptions used to value pension benefits.

2012 Nonqualified Deferred Compensation

The Company’s NEOs participate in the Retirement Savings Plan, a tax-qualified 401(k) plan, on the same basis as other employees of the Company. As a tax-qualified plan, the Retirement Savings Plan is subject to certain benefit and compensation limitations under sections of the Code. Effective January 1, 2013, the Company adopted an Excess Benefit Plan covering the NEOs. The Excess Benefit Plan is a non-qualified plan that is intended to make participants “whole” if their benefits under the Retirement Savings Plan are diminished due to limits on compensation under Section 401(a)(17) of the Code. Benefits under the Excess Benefit Plan are deferred until the executive terminates employment, at which time payment is made in a single lump sum. Assets to fund benefits under the Excess Benefit Plan are held in a grantor trust, under which the assets remain the property of the Company and are available to the claims of creditors. No contributions were made on behalf of the NEOs as of December 31, 2012.

Potential Payments upon Termination or Change in Control

Upon termination of employment, the NEOs may receive payments under their employment agreements or Company policies, as described below.

Severance Benefits for McGlade, McDonnell and Spector. The McGlade, McDonnell and Spector Employment Agreements provide for certain severance benefits to be paid to the executive in the event of employment termination under certain circumstances. Specifically, if the executive’s employment is terminated without cause or if he resigns for good reason (in either case as defined in the McGlade, McDonnell and Spector Employment Agreements), subject to his timely execution and non-revocation of a waiver and release of claims and the executive’s continued compliance with the terms of the employment agreement, and except as otherwise required by law or by the terms of the Company’s benefit plans (excluding severance plans), the executive will be paid severance, which severance amount shall be payable on the sixtieth day after such termination of employment. In the case of Mr. McGlade, the severance amount is equal to 1.5 times the sum of the executive’s (i) annual base salary plus (ii) 150% of his annual base salary as in effect on the date of such termination of employment. In the case of Messrs. McDonnell and Spector, the severance amount is equal to 1.25 times the sum of the executive’s (i) annual base salary plus (ii) the basic annual bonus as in effect on the date of such termination of employment.

In addition, in connection with a termination of the executive’s employment without cause or for good reason, and in the event of a termination of his employment by reason of his death or disability, the executive will be paid any earned but unpaid compensation and a pro rata bonus for the year of his termination of employment based on actual results and the portion of the fiscal year the executive was employed by the Company through the effective date of such termination of employment, payable in the calendar year following such termination of employment at such time bonuses are paid to the Company’s other senior executives. The McGlade, McDonnell and Spector Employment Agreements define good reason as any (i) material diminution of title, position or responsibilities, (ii) material breach by the Company of any terms of the applicable executive’s Employment Agreement; (iii) reduction of the executive’s base salary or bonus potential, and (iv) under certain specified conditions, relocation or a requirement to work from a location other than the principal place of employment.

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

Severance Benefits for Spengler and Guillemin. Under the severance policies applicable to Messrs. Spengler and Guillemin, in the event their employment is involuntarily terminated without cause, Messrs. Spengler and Guillemin are entitled to a severance benefit equal to nine months’ salary and eight months’ salary, respectively, and executive outplacement services. The severance benefits are contingent upon the executive signing a standard release of claims and a non-compete, non-solicitation and non-disparagement agreement. Cause is defined as willful misconduct or negligence in the performance of duties. Under the Severance Agreements for Messrs. Spengler and Guillemin, in the event the executive is terminated without cause or resigns for good reason (in either case as defined in the Severance Agreement) following certain specified corporate transactions identified in the Severance Agreements, the executive will be paid an amount equal to one times base salary as in effect on the date of termination, payable in a lump sum on the sixtieth day after such termination of employment.

Partial Gross Up Payment for McGlade, McDonnell and Spector. In the event that an excise tax under Section 4999 of the Code will be imposed on any compensation or benefits received by Messrs. McGlade, McDonnell or Spector, then, if (i) no shares of the Company are readily tradable on an established securities market or otherwise and (ii) the shareholders that controlled more than 75% of the voting power of the Company entitled to vote on February 4, 2008 no longer hold 75% of such voting power at the time such excise tax would be imposed, the Company shall pay the executive an additional payment (the “Partial Gross-Up Payment”) equal to the amount of the excise tax that will be imposed on such compensation or benefits; provided, that such Partial Gross-Up Payment will not include any additional payments for any federal, state or local income taxes imposed on such compensation or benefits or on the Partial Gross-Up Payment, including any excise tax imposed on the Partial Gross-Up Payment. In the event that excise tax under Section 4999 of the Code will be imposed on any compensation or benefits received by Messrs. McGlade, McDonnell or Spector and the Company’s shares are readily tradable on an established securities market or otherwise at such time, then the Company shall pay the executive an additional payment such that he will be placed in the same after-tax position that he would have been in had no excise tax been imposed.

Non-Competition Restrictions. The McGlade, McDonnell and Spector Employment Agreements each provide that, during the executive’s employment with the Company and for one year after termination of his employment, whether voluntary or involuntary, the executive will not compete with the Company or its affiliates or hire or attempt to hire any person who is or was, during the year prior to the termination of his employment, an employee of the Company. As mentioned above, the severance benefits for Messrs. Spengler and Guillemin are conditioned on their signing a non-compete, non-solicitation and non-disparagement agreement.

The following table sets forth the hypothetical amounts that each of NEO would receive upon termination of his employment under varying circumstances, assuming such termination had occurred on December 31, 2012 and assuming that Intelsat Global Holdings repurchased equity at the repurchase price summarized in the footnotes to the table below. However, this table does not take into account all of the restrictions and other provisions of relevant employment contracts described earlier. Thus, this table does not represent a guarantee to any NEO that he will receive the amounts set forth herein.

Name	Resignation Without Good Reason		Resignation With Good Reason or Involuntary Termination Without Cause		Resignation With Good Reason or Involuntary Termination Without Cause Following a Change of Control		Death or Disability		Termination For Cause
David McGlade
Accrued Salary and Vacation(1)	$172,787		$172,787		$172,787		$172,787		$172,787
Accrued Bonus(2)	$—		$1,643,585		$1,643,585		$1,643,585		$—
Severance	$—		$4,108,961		$4,108,961		$—		$—
Vested Shares and Options	$64,636,624	(3)	$64,995,770	(5)	$65,354,953	(6)	$65,354,916	(7)	$15,929,840	(8)
Unvested Shares and Options(9)	$76		$38		$—		$—		$38
Medical Benefits(10)	$311,879		$311,879		$311,879		$311,879		$—

TOTAL	$65,121,366		$71,233,020		$71,592,165		$67,483,167		$16,102,665

Michael McDonnell
Accrued Salary and Vacation(1)	$90,290		$90,290		$90,290		$90,290		$90,290
Accrued Bonus(2)	$—		$372,170		$372,170		$372,170		$—
Severance	$—		$1,180,924		$1,180,924		$—		$—
Vested Shares and Options	$6,892,919	(3)	$7,391,745	(5)	$7,890,571	(6)	$7,890,571	(7)	$3,635	(8)
Unvested Shares and Options(9)	$106		$53		$—		$—		$53

TOTAL	$6,983,315		$9,035,182		$9,533,955		$8,353,031		$93,978

Phillip Spector
Accrued Salary and Vacation(1)	$86,423		$86,423		$86,423		$86,423		$86,423
Accrued Bonus(2)	$—		$368,591		$368,591		$368,591		$—
Severance	$—		$1,169,567		$1,169,567		$—		$—
Vested Shares and Options	$22,167,793	(3)	$22,258,483	(5)	$22,349,173	(6)	$22,349,173	(7)	$7,028,877	(8)
Unvested Shares and Options(9)	$19		$10		$—		$—		$10
Medical Benefits(10)	$226,568		$226,568		$226,568		$226,568		$—

TOTAL	$22,480,803		$24,109,642		$24,200,322		$23,030,755		$7,115,310

Stephen Spengler
Accrued Salary and Vacation(1)	$58,714		$58,714		$58,714		$58,714		$58,714
Accrued Bonus(2)	$—		$—		$—		$223,400		$—
Severance	$—		$279,250		$279,250		$—		$—
Vested Shares and Options	$1,624,203	(4)	$8,157,409	(5)	$8,263,814	(6)	$8,157,409	(7)	$7,384	(8)
Unvested Shares and Options(9)	$11		$11		$—		$11		$11
Other(11)	$—		$12,235		$12,235		$—		$—

TOTAL	$1,682,928		$8,507,619		$8,614,013		$8,439,534		$66,109

Thierry Guillemin
Accrued Salary and Vacation(1)	$51,928		$51,928		$51,928		$51,928		$51,928
Accrued Bonus(2)	$—		$—		$—		$148,185		$—
Severance	$—		$219,533		$219,533		$—		$—
Vested Shares and Options	$304,747	(4)	$3,842,199	(5)	$3,911,340	(6)	$3,842,199	(7)	$4,725	(8)
Unvested Shares and Options(9)	$7		$7		$—		$7		$7
Other(11)	$—		$12,235		$12,235		$—		$—

TOTAL	$356,682		$4,125,902		$4,195,036		$4,042,319		$56,660

(1)	This reflects unpaid salary for days worked prior to termination and accrued but unpaid vacation as of December 31, 2012.
(2)	It is currently the policy under our Bonus Plan that no bonus payments are made to plan participants who leave prior to the bonus payment date in March of the following year, unless otherwise provided for in an applicable employment agreement or in the event of death or disability. In the event of death or disability, the NEOs not covered by an employment agreement receive a pro rata bonus, based upon actual financial performance, prorated for the date of death or disability. This number assumes a date of death or disability on December 31, 2012, and corporate and individual performance at the target level. For Mr. McGlade, his employment agreement provides for a pro rata bonus, at 150% of base salary for the year of termination based upon actual results and the portion of the year he was employed. For Messrs. McDonnell and Spector), the agreements provide for a pro rata bonus at the target level for the year of termination based on actual results and the portion of the year he was employed. This amount assumes the maximum amount payable for a full year of employment and corporate results achieved at the target level.
(3)	Rollover Shares that are vested may be repurchased at any time during the two years following a resignation at a price per share equal to the fair market value of the shares on the date of resignation. Management estimates, relying in part on the most recent independent valuation performed, that the fair market value of the Class A Shares as of December 31, 2012 was $194.43 (the “estimated FMV”). With respect to the Class B shares held by Messrs. McGlade, McDonnell and Spector, Class B shares that are vested may be repurchased at any time during the two years following a resignation at the Class B repurchase price defined in the 2008 Share Plan on the date of termination. For purposes of this table, the Class B repurchase price on December 31, 2012 was assumed to be $94.43 (the “Class B Repurchase Price”). With respect to vested options held by Messrs. McGlade, McDonnell and Spector, they may be repurchased at the estimated FMV less the exercise price, or $94.43 per option, upon voluntary resignation.

(4)	Rollover Shares that are vested may be repurchased at any time following a resignation at a price per share equal to the lesser of the fair market value of such share on (i) the date of resignation or (ii) February 4, 2008 ($100). The assumed fair market value of the Class A Shares as of December 31, 2012 was $194.43. Accordingly, the value assumes a repurchase of vested Rollover Shares for $100.00 per share. Class B Time-Vesting Shares that are vested may be repurchased at any time following termination at a price per share equal to the lesser of the Class B repurchase price at May 6, 2009 or the Class B Repurchase Price. Accordingly, because the Class B repurchase price at grant date was $0, no value has been given to any vested Class B shares, other than par value at $0.01 per share. With respect to vested options held by Messrs. Spengler and Guillemin, they may be repurchased at $0 upon voluntary resignation.
(5)	For resignation with good reason or involuntary termination without cause, vested Rollover Shares may be repurchased at any time during the two years following the termination at a price per share equal to the estimated FMV of the share on the date of termination. Accordingly, the value assumes all vested Rollover Shares are repurchased by Intelsat Global Holdings at $194.43 per share. The equity award agreements for Messrs. McGlade and Spector also provide that in the event of a change in control or initial public offering within six months after the termination of employment where the share value exceeds $194.43, the executive is entitled to an additional payment equal to the number of vested shares times the excess of the higher share value over $194.43. Class B Shares that are vested may be repurchased at any time during the two-year period following termination at a price per share equal to Class B Repurchase Price. For Messrs. McGlade, McDonnell, Spector, Spengler and Guillemin, options may be repurchased at the FMV of $94.43 per share for involuntary termination without cause or resignation with good reason.
(6)	Following a change in control, vested Rollover Shares may be repurchased at any time during the two years following the termination at a price per share equal to the fair market value on the date of termination. This value is based on the estimated FMV of $194.43 share. All unvested Class B Time-Vesting Shares immediately vest upon a change in control. Class B Performance Shares vest if performance criteria are met within six months from the date of the change in control. The value shown reflects 100% vesting on all Class B Time-Vesting and Performance Shares and assumes that the shares are repurchased at the Class B Repurchase Price. With respect to unvested options, vesting only occurs upon a change in control if the performance criteria related to the investment return are achieved by certain principal shareholders. If all investment return objectives are met at the highest levels thus causing 100% of the Annual Performance and Exit Performance Options to vest, additional amounts would be payable to Messrs. McGlade, McDonnell, Spector, Spengler and Guillemin in the amounts of, $19,393,499, $5,713,959, $4,897,644, $2,872,561, and $1,867,164, respectively.
(7)	For Messrs. McGlade, McDonnell and Spector, all Class B Time-Vesting Shares become immediately vested upon the termination of the executive’s employment due to death or disability. Messrs. Spengler and Guillemin do not receive accelerated vesting upon death or disability. This value reflects a repurchase of vested Rollover Shares at $194.43 per share and a repurchase of vested Class B Shares at the Class B Repurchase Price. For Messrs. McGlade, McDonnell, Spector, Spengler and Guillemin, vested options may be repurchased at the FMV of $94.43 per share.
(8)	Upon a termination for cause, with respect to Messrs. McGlade and Spector, any vested Rollover Shares are repurchased at the paid-in-capital price of $100 per share, and with respect to Messrs. Spengler and Guillemin, any vested Rollover Shares are repurchased at par value ($0.01). Vested Class B Shares for all NEOs are also repurchased at par value ($0.01). All options are forfeited upon a termination for cause for Messrs. McGlade, McDonnell, Spector, Spengler and Guillemin.
(9)	Any unvested shares are forfeited upon termination of employment, but must be repurchased at the par value of the shares ($0.01) and returned to the corporate treasury.
(10)	The McGlade and Spector Employment Agreements provide for Messrs. McGlade and Spector to receive retiree medical benefits for the executive and his spouse upon termination of employment. This represents the present value of Intelsat’s net premium cost, using the same actuarial methods and assumptions used in connection with other post-retirement obligations as further described in Note 5 to the consolidated financial statements. For 2012, our present value of accumulated benefits assumes that the annual employer cost cap applicable to non-settlement retirees in the Intelsat Postretirement Medical Plan applies. The value also assumes immediate retirement on December 31, 2012 and that each executive and each spouse lives to age 80.
(11)	Reflects the cost of executive outplacement services.

Director Compensation

Prior to 2012, our board of directors was comprised of solely representatives of our Sponsors and our Chief Executive Officer. These directors were not compensated for their service on the board of directors or any committee of the board of directors. Non-executive members of the board are reimbursed for travel and other out-of-pocket expenses related to their board service pursuant to a monitoring fee agreement entered into with certain principal shareholders on February 4, 2008. For more information regarding the monitoring fee agreement, see Item 13—Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Transactions—Monitoring Fee Agreements and Transaction Fees. Mr. Raymond Svider, Co-Chairman of BC Partners, Intelsat’s majority shareholder, is currently and has been since May 1, 2008, the Chairman of our Board of Directors.

In 2012 our Compensation Committee adopted a director compensation policy applicable to each director (an “outside director”) who is neither our employee nor nominated by any entity that (i) receives a management or monitoring fee from the Company or any subsidiary or (ii) beneficially owns or is part of a group that beneficially owns at least fifty percent (50%) of voting shares of the Company. The director compensation policy provides that each outside director will receive an annual board cash retainer of $75,000 (the “basic cash retainer”). The chairperson of the Audit Committee will receive an annual cash retainer of $20,000 and each other member of the Audit Committee shall receive an annual cash retainer of $10,000, as long as such chairperson or other member is an outside director. The chairperson of the Compensation Committee shall receive an annual cash retainer of $15,000 and each other member of the Compensation Committee shall receive an annual cash retainer of $7,500, so long as such chairperson or other member is an outside director. At such time as our board of directors has a Nominating and Corporate Governance Committee, the chairperson of the Nominating and Corporate Governance Committee shall receive an annual cash retainer of $10,000 and each other member of the Nominating and Corporate Governance Committee shall receive an annual cash retainer of $5,000, so long as such chairperson or other member is an outside director. In addition, each outside director will receive an annual restricted share unit award with a grant date value of approximately $125,000 that vests on the first anniversary of the date of grant, subject to continued service on the board of directors on such vesting date, and subject to such other terms and conditions as established by the board of directors from time to time. Each outside director may elect to receive any of the foregoing cash retainers in the form of fully vested restricted share unit awards with a grant date value equal to the amount of such cash retainer, subject to such terms and conditions as established by the board of directors from time to time. In addition, an “outside director” may receive up to $5,000 in tax preparation fees in conjunction with tax filing requirements in Luxembourg.

The board of directors has also adopted a share ownership policy applicable to outside directors, providing that within five years of initial election to the board of directors or such director’s initial qualification as an outside director, each outside director is expected to have share-based holdings in the Company equal in value to five times the annual basic cash retainer initially payable to outside directors not nominated by any entity shareholder at the time of appointment of such director. In the event of an increase in the annual basic cash retainer, the board of directors or a duly authorized committee will review the need for an increase in the directors’ share-based holdings.

On July 26, 2012, Ed Kangas joined our board of directors as the first independent director.

2012 Director Compensation Table

The table below provides information on the compensation of our non-executive directors for the year ended December 31, 2012.

Directors Compensation
Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	All Other Compensation ($)		Total ($)

Ed Kangas	$46,250	(1)	$—	$—	(2)	$46,250

Justin Bateman, Egon Durban, Simon Patterson, Raymond Svider and Denis Villafranca	$—		$—	$—		$—

(1)	Because the Company does not currently have publicly-traded equity, in 2012 the Compensation Committee granted Mr. Kangas an award of cash in lieu of restricted shares, in the amount of $125,000, which will vest and be paid on the one-year anniversary of Mr. Kangas’ appointment to the board of directors.
(2)	Mr. Kangas is entitled to up to $5,000 for tax consulting services for Luxembourg tax filings in 2012; however, no payments have yet been made.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section above, referred to as the CD&A, with management and, based on this review and discussion, has recommended to our board of directors that the CD&A be included in this Annual Report on Form 10-K.

Raymond Svider (Chairman)
Egon Durban Ed Kangas

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Directors, Executive Officers and Principal Shareholders

Intelsat S.A. is an indirect, wholly-owned subsidiary of Intelsat Global Holdings. Shares of Intelsat Global Holdings are currently held by the Sponsors, certain other investors, and certain members of our management and other designated employees.

The members of Intelsat S.A.’s board of directors nominated by a New Sponsor may be deemed to beneficially own shares owned by such Sponsors. The following table and accompanying footnotes show information regarding the beneficial ownership of Intelsat Global Holdings’ common shares by:

•	each person known by us to beneficially own 5% or more of Intelsat Global Holdings’ outstanding common shares;

•	each of Intelsat Global Holdings’ and our directors;

•	each Named Executive Officer; and

•	all directors and executive officers as a group.

The percentage of beneficial ownership set forth below is based on approximately 14,909,421.47 Intelsat Global Holdings’ Class A common shares and 820,226.00 Class B common shares issued and outstanding as of February 15, 2013. All Class A common and Class B common shares listed in the table below are entitled to one vote per share, unless otherwise indicated in the notes thereto. Unless otherwise indicated, the address of each person named in the table below is c/o Intelsat Global Holdings S.A., 4, rue Albert Borschette, L-1246 Luxembourg.

Name of Beneficial Owner:	Number of Class A Common Shares Beneficially Owned(1)	% of Class A Common Shares Beneficially Owned(1)	Number of Class B Common Shares Beneficially Owned(1)	% of Class B Common Shares Beneficially Owned(1)	Number of All Voting Shares Beneficially Owned(1)	% of All Voting Shares Beneficially Owned(1)
Serafina S.A. (2)	11,330,000.04	76.0%	—	—	11,330,000.04	72.0%
SLP III Investment Holding S.à r.l(3)	2,500,000.00	16.8%	—	—	2,500,000.00	15.9%
David McGlade(4)	304,449.12	2.0%	319,472.00	38.9%	623,921.12	4.0%
Phillip Spector(5)	101,691.21	*	80,679.00	9.8%	182,370.21	1.2%
Michael McDonnell(6)	*	*	80,679.00	9.8%	*
Stephen Spengler(7)	*	*	47,320.00	5.8%	*
Thierry Guillemin(8)	*	*	30,758.00	3.7%	*
Directors and Executive
Officers as a Group
(12 persons)(9)	14,273,469.25	95.3%	558,908.00	68.1%	14,832,377.25	93.8%

*	Represents beneficial ownership of less than one percent of shares outstanding.
(1)	The amounts and percentages of Intelsat Global Holdings’ shares beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has an economic interest.
(2)	The shares beneficially owned by Serafina S.A. are beneficially owned by the limited partnerships comprising the fund commonly known as BC European Capital VIII fund, BC European Capital—Intelsat Co-Investment, BC European Capital—Intelsat Co-Investment 1 and BC European Capital—Intelsat Syndication L.P. CIE Management II Limited is the general partner of, and has investment control over the shares held by, each of the BC European Capital VIII fund, BC European Capital—Intelsat Co-Investment, BC European Capital— Intelsat Co-Investment 1 and BC European Capital—Intelsat Syndication L.P. CIE Management II Limited may, therefore, be deemed to have shared voting and investment power over the shares beneficially owned by each of these entities. Because CIE Management II Limited is managed by a board of directors, no individuals have ultimate voting or investment control (as determined by Rule 13d-3) over the shares that may be deemed beneficially owned by CIE Management II Limited.
(3)	The common shares held of record by SLP III Investment Holding S.à r.l. are beneficially owned by its shareholders Silver Lake Partners III, L.P. (“SLP”) and Silver Lake Technology Investors III, L.P. (“SLTI”). Silver Lake Technology Associates III, L.P. (“SLTA”) serves as the general partner of SLP and SLTI and may be deemed to beneficially own the shares directly owned by SLP and SLTI. SLTA III (GP), L.L.C. (“SLTA GP”) serves as the general partner of SLTA and may be deemed to beneficially own the shares directly owned by SLP and SLTI. Silver Lake Group, L.L.C. (“SLG”) serves as the managing member of SLTA GP and may be deemed to beneficially own the shares directly owned by SLP and SLTI. SLG has sole voting and investment control over the shares directly owned by SLP and SLTI. SLG is controlled by Michael Bingle, James Davidson, Egon Durban, Kenneth Hao, Glenn Hutchins, Gregory Mondre and David Roux, each of whom disclaim beneficial ownership of such shares except to the extent of each individual’s pecuniary interest. The address for each of SLP, SLTI, SLTA, SLTA GP and SLG is 2775 Sand Hill Road, Suite 100, Menlo Park, CA 94025. Mr. Egon Durban is a member of our board of directors.
(4)	Includes shares held by The David P. McGlade 2009 GRAT dated May 12, 2009, The David P. McGlade 2010 GRAT dated August 24, 2010, The David P. McGlade 2011 GRAT dated August 25, 2011, McGlade Investments II, LLC and the David P. McGlade Declaration of Trust. Mr. McGlade exercises voting power over these shares. Mr. McGlade also holds options entitling him to purchase 45,638.67 Class A common shares within sixty days of February 15, 2013. A portion of these shares and options is subject to vesting and other restrictions described in “—Management—Executive Compensation—Compensation Discussion and Analysis.”
(5)	Includes shares held by The Phillip L. Spector Trust U/A dated 12/21/07, The Phillip L. Spector 2007 Family Trust, The Adam L. Spector 2011 Descendants Trust U/A dated September 30, 2011 and The David L. Spector 2011 Descendants Trust U/A dated September 30, 2011. Mr. Spector exercises voting power over these shares. Mr. Spector also holds options entitling him to purchase 11,525.67 Class A common shares within sixty days of February 15, 2013. A portion of these shares and options is subject to vesting and other restrictions described in “—Management—Executive Compensation—Compensation Discussion and Analysis.”
(6)	Includes shares held by The McDonnell 2010 GRAT and The McDonnell 2011 GRAT, over which Mr. McDonnell exercises voting power. Mr. McDonnell also holds options entitling him to purchase 2,881.00 Class A common shares within sixty days of February 15, 2013. A portion of these shares and options is subject to vesting and other restrictions as described in “—Management—Executive Compensation—Compensation Discussion & Analysis.”
(7)	Mr. Spengler exercises voting power over 16,237.41 Class A common shares and 47,320.00 Class B common shares, and holds options entitling him to purchase 6,760.00 Class A common shares within sixty days of February 15, 2013. A portion of these shares and options is subject to vesting and other restrictions as described in “—Management—Executive Compensation—Compensation Discussion and Analysis.” Mr. Spengler’s business address is 3400 International Drive, N.W., Washington, D.C. 20008.
(8)	Mr. Guillemin exercises voting power over 3,044.47 Class A common shares and 30,758.00 Class B common shares, and holds options entitling him to purchase 4,394.00 Class A common shares within 60 days of February 15, 2013. A portion of these shares and options is subject to vesting and other restrictions as described in “—Management—Executive Compensation—Compensation Discussion and Analysis.” Mr. Guillemin’s business address is 3400 International Drive, N.W., Washington, D.C. 20008.
(9)	Directors and executive officers as a group hold 14,198,257.91 Class A common shares, 558,908.00 Class B common shares and options and share-based compensation arrangements entitling them to purchase 75,211.34 Class A common shares that are exercisable within sixty days of February 15, 2013 under applicable vesting schedules.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Related Party Transactions

Monitoring Fee Agreements and Transaction Fees

In connection with the closing of the Sponsors Acquisition Transactions, Intelsat Bermuda, now known as Intelsat Luxembourg, entered into a monitoring fee agreement (the “2008 MFA”) with the Sponsors, or affiliates of, or entities advised by, designated by or associated with the Sponsors, as the case may be (collectively, the “2008 MFA parties”), pursuant to which the 2008 MFA parties provide certain monitoring, advisory and consulting services to Intelsat Luxembourg. Pursuant to the 2008 MFA, an annual fee equal to the greater of $6.25 million and 1.25% of adjusted EBITDA (as defined in the 2008 MFA) is paid to the 2008 MFA parties, and Intelsat Luxembourg reimburses the 2008 MFA parties for their out-of-pocket expenses. Intelsat Luxembourg also agreed to indemnify the 2008 MFA parties and their directors, officers, employees, agents and representatives for losses relating to the services contemplated by the 2008 MFA and the engagement of the 2008 MFA parties pursuant to, and the performance by them of the services contemplated by, the 2008 MFA. We recorded expenses for services associated with the 2008 MFA of $24.7 million, $24.9 million and $25.1 million during the years ended December 31, 2010, 2011 and 2012, respectively.

Review and Approval of Related Party Transactions

We review all relationships and transactions in which we and our directors, executive officers or any beneficial owner of greater than 5% of Intelsat Global Holdings’ common shares or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. Our legal staff is primarily responsible for the development and implementation of processes and controls to obtain information from our directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether we or a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to us or a related person are disclosed in this Annual Report on Form 10-K. Our audit committee charter also provides for the review of related party transactions by our audit committee.

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

Director Independence

We are a privately held corporation. Under current rules of public trading markets, such as the NASDAQ and the New York Stock Exchange, only Mr. Kangas would be deemed to be “independent”, as each of our other directors is either associated with the Sponsors or is a member of our management.

Item 14.	Principal Accountant Fees and Services

Audit Fees

Our audit fees for 2011 and 2012 were $2.3 million and $1.7 million, respectively.

Audit-Related Fees

Our audit-related fees for 2011 and 2012 were $0.5 million and $0.7 million, respectively. Our audit-related fees for 2012 included fees primarily related to various SEC registration statements.

Tax Fees

Our tax fees paid to our principal accountants for 2011 and 2012 were $162,000 and $70,000, respectively. Our tax fees for 2012 are related to planning for a 2013 intercompany reorganization, as well as advisory work for state apportionment taxes.

All Other Fees

All other fees paid to our principal accountants for 2011 and 2012 were $77,000 and $10,000, respectively.

Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC requirements regarding auditor independence, the audit committee has adopted a policy to pre-approve services to be provided by our independent registered public accounting firm prior to commencement of the specified service. The requests for pre-approval are submitted to the audit committee, or a designated member of the audit committee, by our Chief Financial Officer or Controller, and the audit committee chairman executes engagement letters from our independent registered public accounting firm following approval by audit committee members, or the designated member of the audit committee. All services performed by KPMG LLP during 2012 were pre-approved by the audit committee.

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

Date: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID MCGLADE David McGlade	Chief Executive Officer, Deputy Chairman and Director (Principal Executive Officer)	February 28, 2013

/S/ MICHAEL MCDONNELL Michael McDonnell	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2013

/s/ LINDA BARTLETT Linda Bartlett	Senior Vice President and Controller, Intelsat Corporation (Principal Accounting Officer)	February 28, 2013

/S/ RAYMOND SVIDER Raymond Svider	Chairman and Director	February 28, 2013

/S/ JUSTIN BATEMAN Justin Bateman	Director	February 28, 2013

/S/ EGON DURBAN Egon Durban	Director	February 28, 2013

/S/ SIMON PATTERSON Simon Patterson	Director	February 28, 2013

/S/ DENIS VILLAFRANCA Denis Villafranca	Director	February 28, 2013

/S/ EDWARD KANGAS Edward Kangas	Director	February 28, 2013

Intelsat S.A.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder

Intelsat S.A.

We have audited the consolidated financial statements of Intelsat S.A. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelsat S.A. and subsidiaries as of December 31, 2011 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

McLean, Virginia
February 28, 2013

INTELSAT S.A.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31, 2011	As of December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents, net of restricted cash	$294,700	$187,446
Restricted cash	94,131	—
Receivables, net of allowance of $20,830 in 2011 and $23,583 in 2012	331,371	318,805
Deferred income taxes	26,058	94,779
Prepaid expenses and other current assets	42,934	38,708

Total current assets	789,194	639,738
Satellites and other property and equipment, net	6,142,731	6,355,192
Goodwill	6,780,827	6,780,827
Non-amortizable intangible assets	2,458,100	2,458,100
Amortizable intangible assets, net	742,868	651,087
Other assets	447,686	416,777

Total assets	$17,361,406	$17,301,721

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$143,097	$136,863
Taxes payable	11,764	9,244
Employee related liabilities	43,315	46,565
Accrued interest payable	359,336	367,676
Current portion of long-term debt	164,818	56,598
Deferred satellite performance incentives	17,715	21,479
Deferred revenue	64,609	84,066
Other current liabilities	76,460	72,715

Total current liabilities	881,114	795,206
Long-term debt, net of current portion	15,837,512	15,846,728
Deferred satellite performance incentives, net of current portion	113,974	172,663
Deferred revenue, net of current portion	724,413	834,161
Deferred income taxes	265,181	286,673
Accrued retirement benefits	305,902	299,187
Other long-term liabilities	322,735	300,195
Redeemable noncontrolling interest	3,024	—
Commitments and contingencies (Notes 13 and 14)

Shareholder’s deficit:

Ordinary shares, $1.00 par value, 100,000,000 shares authorized and 5,000,000 shares issued and outstanding at December 31, 2011 and December 31, 2012	5,000	5,000
Paid-in capital	1,571,855	1,590,011
Accumulated deficit	(2,608,702)	(2,755,345)
Accumulated other comprehensive loss	(111,528)	(118,428)

Total Intelsat S.A. shareholder’s deficit	(1,143,375)	(1,278,762)
Noncontrolling interest	50,926	45,670

Total liabilities and shareholder’s deficit	$17,361,406	$17,301,721

See accompanying notes to consolidated financial statements.

INTELSAT S.A.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012

Revenue	$2,544,652	$2,588,426	$2,610,152

Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	413,400	417,179	415,900
Selling, general and administrative	220,207	208,189	203,563
Depreciation and amortization	798,817	769,440	764,903
Impairment of asset value	110,625	—	—
Losses on derivative financial instruments	89,509	24,635	39,935

Total operating expenses	1,632,558	1,419,443	1,424,301

Income from operations	912,094	1,168,983	1,185,851
Interest expense, net	1,379,019	1,309,484	1,266,813
Loss on early extinguishment of debt	(76,849)	(326,183)	(73,542)
Earnings (loss) from previously unconsolidated affiliates	503	(24,658)	—
Other income (expense), net	9,124	1,955	(10,128)

Loss before income taxes	(534,147)	(489,387)	(164,632)
Benefit from income taxes	(26,378)	(55,393)	(19,628)

Net loss	(507,769)	(433,994)	(145,004)
Net (income) loss attributable to noncontrolling interest	2,317	1,106	(1,639)

Net loss attributable to Intelsat S.A.	$(505,452)	$(432,888)	$(146,643)

See accompanying notes to consolidated financial statements.

INTELSAT S.A.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012

Net loss	$(507,769)	$(433,994)	$(145,004)
Other Comprehensive income (loss), net of tax:
Defined benefit retirement plans:
Reclassification adjustment for amortization of unrecognized prior service credits included in net periodic pension costs, net of tax of $0.1 million for each of the years ended December 31, 2010, 2011 and 2012.	(108)	(109)	(110)
Reclassification adjustment for amortization of unrecognized actuarial loss included in net periodic pension costs, net of tax of ($1.3) million, ($2.5) million and ($9.5) million for the years ended December 31, 2010, 2011 and 2012, respectively.	2,292	4,328	5,178
Actuarial loss arising during the year, net of tax of $7.5 million, $30.1 million and $7.5 million for the years ended December 31, 2010, 2011 and 2012, respectively.	(11,763)	(39,299)	(12,356)
Consolidation of WP Com	1,846
Gains (losses) on investments, net of tax of $0.3 million, $0.1 million and ($0.2) million for the years ended December 31, 2010, 2011 and 2012, respectively.	(393)	59	388

Other comprehensive loss	(8,126)	(35,021)	(6,900)

Comprehensive loss	(515,895)	(469,015)	(151,904)
Comprehensive (income) loss attributable to noncontrolling interest	2,317	1,106	(1,639)

Comprehensive loss attributable to Intelsat S.A.	$(513,578)	$(467,909)	$(153,543)

See accompanying notes to consolidated financial statements.

INTELSAT S.A.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

(in thousands, except share amounts)

					Accumulated	Total
					Other	Intelsat S.A.
	Ordinary		Paid-in	Accumulated	Comprehensive	Shareholder’s	Noncontrolling
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit	Interest
Balance at January 1, 2010	5,000,000	$5,000	$1,520,616	$(1,667,998)	$(68,381)	$(210,763)	$—
Net loss for the year ended December 31, 2010	—	—	—	(505,452)	—	(505,452)	(19)
Liabilities assumed by parent and other contributed capital	—	—	38,672	—	—	38,672	—
Consolidation of WP Com(1)	—	—	—	(2,364)	1,846	(518)	1,921
Mark to market valuation adjustment for redeemable noncontrolling interest	—	—	(10,908)	—	—	(10,908)	—
Postretirement/pension liability adjustment, net of tax of $6.2 million	—	—	—	—	(9,579)	(9,579)	—
Other comprehensive income, net of tax of $0.3 million	—	—	—	—	(393)	(393)	—

Balance, December 31, 2010	5,000,000	$5,000	$1,548,380	$(2,175,814)	$(76,507)	$(698,941)	$1,902

Net loss for the year ended December 31, 2011	—	—	—	(432,888)	—	(432,888)	1,136
Liabilities assumed by parent and other contributed capital	—	—	8,385	—	—	8,385	—
Consolidation of Horizons Holdings(1)	—	—	—	—	—	—	49,263
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(1,375)
Mark to market valuation adjustment for redeemable noncontrolling interest	—	—	15,090	—	—	15,090	—
Postretirement/pension liability adjustment, net of tax of $27.7 million	—	—	—	—	(35,080)	(35,080)	—
Other comprehensive income, net of tax of $0.1 million	—	—	—	—	59	59	—

Balance, December 31, 2011	5,000,000	$5,000	$1,571,855	$(2,608,702)	$(111,528)	$(1,143,375)	$50,926

Net loss for the year ended December 31, 2012	—	—	—	(146,643)	—	(146,643)	3,582
Liabilities assumed by parent and other contributed capital	—	—	25,819	—	—	25,819	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(8,838)
Mark to market valuation adjustment for redeemable noncontrolling interest	—	—	(7,663)	—	—	(7,663)	—
Postretirement/pension liability adjustment, net of tax of ($1.9) million	—	—	—	—	(7,288)	(7,288)	—
Other comprehensive income, net of tax of ($0.2) million	—	—	—	—	388	388	—

Balance, December 31, 2012	5,000,000	$5,000	$1,590,011	$(2,755,345)	$(118,428)	$(1,278,762)	$45,670

(1)	See Note 8—Investments for further discussion of the consolidation of WP Com and Horizons Holdings.

See accompanying notes to consolidated financial statements.

INTELSAT S.A.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
Cash flows from operating activities:
Net loss	$(507,769)	$(433,994)	$(145,004)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	798,817	769,440	764,903
Impairment of asset value	110,625	—	—
Provision for doubtful accounts	7,839	5,129	8,911
Foreign currency transaction (gain) loss	(1,057)	(1,375)	7,329
(Gain) loss on disposal of assets	354	846	(12,647)
Share-based compensation expense	20,673	8,385	4,819
Deferred income taxes	(45,223)	(72,866)	(61,889)
Amortization of discount, premium, issuance costs and other non-cash items	97,174	62,855	57,305
Interest paid-in-kind	244,859	27,291	4,949
Loss on early extinguishment of debt	73,988	326,183	73,542
(Earnings) loss from previously unconsolidated affiliates	(503)	24,658	—
Gain on sale of investment	(1,261)	—	—
Unrealized (gains) losses on derivative financial instruments	22,225	(54,663)	(9,004)
Termination of third-party commitment costs and expenses	—	—	21,000
Other non-cash items	3,469	6,851	10,125
Changes in operating assets and liabilities:
Receivables	34,846	(40,038)	(9,272)
Prepaid expenses and other assets	(36,827)	(8,870)	(430)
Accounts payable and accrued liabilities	60,337	20,632	18,491
Deferred revenue	171,954	296,414	124,458
Accrued retirement benefits	(1,437)	(20,693)	(26,627)
Other long-term liabilities	(34,865)	(125)	1,653

Net cash provided by operating activities	1,018,218	916,060	832,612

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(982,127)	(844,688)	(866,016)
Proceeds from sale of building, net of fees	—	—	82,415
Proceeds from sale of investment	28,594	—	—
Capital contributions to previously unconsolidated affiliates	(12,209)	(12,209)	—
Loan to affiliated party	—	(10,000)	(11,000)
Other investing activities	11,128	16,466	—

Net cash used in investing activities	(954,614)	(850,431)	(794,601)

Cash flows from financing activities:
Repayments of long-term debt	(801,785)	(6,331,144)	(2,474,811)
Proceeds from issuance of long-term debt	1,025,565	6,119,425	2,451,521
Capital contribution from parent	18,000	—	—
Debt issuance costs	(32,376)	(70,091)	(27,384)
Payment of premium on early extinguishment of debt	(44,613)	(171,047)	(65,920)
Capital contribution from noncontrolling interest	—	—	12,209
Dividends paid to noncontrolling interest	—	—	(8,838)
Noncontrolling interest in New Dawn	1,128	1,734	—
Principal payments on deferred satellite performance incentives	(15,030)	(14,111)	(15,969)
Principal payments on capital lease obligations	(191)	—	—
Repurchase of redeemable noncontrolling interest	—	—	(8,744)

Net cash provided by (used in) financing activities	150,698	(465,234)	(137,936)

Effect of exchange rate changes on cash and cash equivalents	1,057	1,375	(7,329)

Net change in cash and cash equivalents	215,359	(398,230)	(107,254)
Cash and cash equivalents, beginning of period	477,571	692,930	294,700

Cash and cash equivalents, end of period	$692,930	$294,700	$187,446

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$954,111	$1,196,416	$1,194,243
Income taxes paid, net of refunds	33,023	16,143	33,103
Supplemental disclosure of non-cash investing activities:
Capitalization of deferred satellite performance incentives	$18,720	$—	$82,959
Accrued capital expenditures	71,219	86,069	78,494
Restricted cash received	—	94,131	23,901
Restricted cash paid	—	—	(118,032)

See accompanying notes to consolidated financial statements.

INTELSAT S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Background of Company

Intelsat S.A. (“Intelsat,” “we,” “us” or “our”) provides satellite communications services worldwide through a global communications network of 54 satellites in orbit as of December 31, 2012 and ground facilities related to satellite operations and control, and teleport services.

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

On February 4, 2008, Serafina Acquisition Limited (“Serafina”) completed its acquisition of 100% of the equity ownership of Intelsat Holdings for total cash consideration of approximately $5.0 billion, pursuant to a Share Purchase Agreement, dated as of June 19, 2007 (the “BC Share Purchase Agreement”), among Serafina, Intelsat Holdings, certain shareholders of Intelsat Holdings and Serafina Holdings Limited (“Serafina Holdings”), the direct parent of Serafina. This transaction is referred to as the Sponsors Acquisition.

On December 15, 2009, Intelsat, Ltd. and certain of its parent holding companies and subsidiaries migrated their jurisdiction of organization from Bermuda to Luxembourg (the “Migration”). As a result of the Migration, our headquarters are located in Luxembourg. Each company that migrated has continued its corporate and legal personality in Luxembourg. Subsequent to the Migration, Intelsat Global, Ltd. was known as Intelsat Global S.A. (“Intelsat Global”), Intelsat Global Subsidiary, Ltd. was known as Intelsat Global Subsidiary S.A., Intelsat Holdings, Ltd. is known as Intelsat Holdings S.A. (“Intelsat Holdings”), Intelsat, Ltd. is known as Intelsat S.A., Intelsat Bermuda is known as Intelsat (Luxembourg) S.A. (“Intelsat Luxembourg”), Intelsat Jackson Holdings, Ltd. is known as Intelsat Jackson Holdings S.A. (“Intelsat Jackson”), Intelsat Intermediate Holding Company, Ltd. was known as Intelsat Intermediate Holding Company S.A. (“Intermediate Holdco”) and Intelsat Subsidiary Holding Company, Ltd. was known as Intelsat Subsidiary Holding Company S.A. (“Intelsat Sub Holdco”).

On March 30, 2012, Intelsat Global S.A., our former indirect parent, and certain of its subsidiaries engaged in a series of transactions that resulted in Intelsat Global Holdings S.A. (“Intelsat Global Holdings”), a new holding company, acquiring all of the outstanding shares of Intelsat Global. As a result, Intelsat Global became a wholly-owned subsidiary of Intelsat Global Holdings, and all of Intelsat Global Holdings’ equity became beneficially owned by the former shareholders of Intelsat Global in the same proportions as such shareholders’ former ownership in Intelsat Global. Further, on May 31, 2012, Intelsat Global merged with and into Intelsat Investment Holdings S.à r.l, a direct, wholly-owned subsidiary of Intelsat Global Holdings.

Note 2	Significant Accounting Policies

(a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Intelsat, its wholly-owned subsidiaries, and variable interest entities (“VIE”) of which we are the primary beneficiary. We are the primary beneficiary of two VIEs, as more fully described in Note 8—Investments, and accordingly, we include in our consolidated financial statements the assets and liabilities and results of operations of those entities, even though we may not own a majority voting interest. We use the equity method to account for our investments in entities where we exercise significant influence over operating and financial policies but do not control under either the voting interest model (generally 20% to 50% ownership interest) or the variable interest model. We have eliminated all significant intercompany accounts and transactions.

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

Satellite Related Consulting and Technical Services. We recognize revenue from the provision of consulting services as those services are performed. We recognize revenue for consulting services with specific deliverables, such as Transfer Orbit Support Services or training programs, upon the completion of those services.

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

Revenue Share Arrangements. We recognize revenues under revenue share agreements for satellite-related services either on a gross or net basis in accordance with the principal versus agent considerations topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) or (the “Codification”) which provides guidance and clarifies when an entity should report revenue gross as a principal versus net as an agent, depending on the nature of the specific contractual relationship.

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

We may sell these products or services individually or in some combination to our customers. When these products and services are sold together, we account for the multiple elements under FASB ASC Topic 605-25, Revenue Recognition-Multiple Element Arrangements (“FASB ASC 605-25”). FASB ASC 605-25 provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. We allocate revenue for transactions or collaborations that include multiple elements to each unit of accounting based on each element’s relative selling price, and recognize revenue for each unit of accounting when the applicable revenue recognition criteria have been met.

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

Restricted cash at December 31, 2011 consisted of insurance proceeds received in connection with the anomaly on the IS-28 satellite, formerly known as the Intelsat New Dawn satellite (see Note 7(d)—Satellite Health—Other Significant Anomalies). As required by the New Dawn Satellite Company, Ltd. (“New Dawn”) debt agreements, the cash was held in a separate account and was subsequently used to repay New Dawn debt and a portion of the associated interest rate swaps.

(f)	Receivables and Allowances for Doubtful Accounts

We provide satellite services and extend credit to numerous customers in the satellite communication, telecommunications and video markets. We monitor our exposure to credit losses and maintain allowances for doubtful accounts and anticipated losses. We believe we have adequate customer collateral and reserves to cover our exposure. If we determine that the collection of payments is not reasonably assured at the time the respective service is provided, we defer recognition of the revenue until we believe collection is reasonably assured or the payment is received.

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

We depreciate satellites and other property and equipment on a straight-line basis over the following estimated useful lives:

Years
Buildings and improvements	10 - 40
Satellites and related costs	11 - 17
Ground segment equipment and software	4 - 15
Furniture and fixtures and computer hardware	4 - 12
Leasehold improvements(1)	2 - 12

(1)	Leasehold improvements are depreciated over the shorter of the useful life of the improvement or the remaining lease term.

(h)	Other Assets

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

(j)	Impairment of Long-Lived Assets

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

(k)	Income Taxes

We account for income taxes in accordance with FASB ASC Topic 740—Income Taxes. We are subject to income taxes in the United States as well as a number of other foreign jurisdictions. Significant judgment is required in the calculation of our tax provision and the resultant tax liabilities and in the recoverability of our deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense and net operating loss and credit carryforwards.

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

(l)	Foreign Currency Translation

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

(m)	Comprehensive Income

Comprehensive income consists of net income or loss and other gains and losses affecting shareholder’s equity that, under U.S. GAAP, are excluded from net income or loss. Such items consist primarily of the change in the market value of available-for-sale securities and minimum pension liability adjustments.

(n)	Share-Based Compensation

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

(o)	Deferred Satellite Performance Incentives

The cost of satellite construction includes an element of deferred consideration that we are obligated to pay to satellite manufacturers over the lives of the satellites, provided the satellites continue to operate in accordance with contractual specifications. Historically, the satellite manufacturers have earned substantially all of these payments. Therefore, we account for these payments as deferred financing. We capitalize the present value of these payments as part of the cost of the satellites and record a corresponding liability to the satellite manufacturers. Interest expense is recognized on the deferred financing and the liability is reduced as the payments are made.

(p)	Derivative Instruments

We hold interest rate swaps, each of which were undesignated as of December 31, 2012. The swaps are marked-to-market quarterly with any change in fair value recorded as gains or losses on derivative financial instruments in our consolidated statements of operations.

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

(q)	Redeemable Noncontrolling Interest in Subsidiary

On October 5, 2012, we purchased from Convergence SPV Ltd (“Convergence Partners”) the remaining ownership interest in our New Dawn joint venture for $8.7 million, increasing our ownership from 74.9% to 100% (the “New Dawn Equity Purchase”). Prior to October 5, 2012, New Dawn was a majority owned subsidiary of ours that was a joint venture investment with Convergence Partners. Convergence Partners had the ability to require us to buy its ownership interest at fair value subsequent to the operations of New Dawn’s assets for a period of time defined in the New Dawn Project Agreement. In accordance with the guidance provided in FASB ASC Topic 480, Distinguishing Liabilities from Equity (“FASB ASC 480”), regarding the classification and measurement of redeemable securities, we marked to market the fair value of the noncontrolling interest in New Dawn at each reporting period. Any changes in fair value were reflected as an adjustment to paid-in capital. At December 31, 2011, we classified the redeemable noncontrolling interest as mezzanine equity in the accompanying consolidated balance sheets. As a result of the New Dawn Equity Purchase, we eliminated the redeemable noncontrolling interest of $8.7 million in the fourth quarter of 2012 in accordance with FASB ASC 480.

(r)	Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. The reclassifications had no effect on previously reported results of operations, cash flows or retained earnings.

(s)	New Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminated the option that had previously allowed us to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. Beginning in fiscal year 2012, we have included a separate consolidated statement of comprehensive loss in our financial statements. The majority of our other comprehensive loss and our accumulated other comprehensive loss is related to our defined benefit retirement plans. ASU 2011-05 does not change whether items are reported in net loss or in other comprehensive income and does not change whether and when items of other comprehensive income are reclassified to net loss.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. We adopted ASU 2011-08 in the fourth quarter of 2012, and based on our examination of qualitative factors, we concluded that it was more likely than not that the carrying value of our reporting unit was less than its fair value; therefore, no further testing of goodwill was required. The adoption of this update did not have a material impact on our financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, there is a likelihood of more than 50 percent) that the fair value of an indefinite-lived intangible asset is less than its carrying amount. We early adopted ASU 2012-02 in the fourth quarter of 2012, and, based on our examination of qualitative factors, we concluded that it was more likely than not that the carrying value of any of our indefinite-lived intangible assets was less than their respective fair values; therefore, no further testing of indefinite-lived intangible assets was required. The adoption of this update did not have a material impact on our financial statements.

Note 3	Fair Value Measurements

We have identified investments in marketable securities, interest rate financial derivative instruments, embedded derivative instruments and a redeemable noncontrolling interest that meet the criteria of the disclosure requirements and fair value framework of FASB ASC 820.

The following tables present assets and liabilities measured and recorded at fair value in our consolidated balance sheets on a recurring basis and their level within the fair value hierarchy (in thousands), excluding long-term debt (see Note 10—Long-Term Debt). We did not have transfers between Level 1 and Level 2 fair value measurements during the year ended December 31, 2012.

		Fair Value Measurements at December 31, 2011
Description	As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities(1)	$5,418	$5,418	$—	$—

Total assets	$5,418	$5,418	$—	$—

Liabilities
Undesignated interest rate swaps(2)	$95,518	$—	$95,518	$—
Redeemable noncontrolling interest(3)	3,024	—	—	3,024

Total liabilities	$98,542	$—	$95,518	$3,024

		Fair Value Measurements at December 31, 2012
Description	As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities(1)	$5,613	$5,613	$—	$—

Total assets	$5,613	$5,613	$—	$—

Liabilities
Undesignated interest rate swaps(2)	$74,564	$—	$74,564	$—

Total liabilities	$74,564	$—	$74,564	$—

(1)	The valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, we have classified such investments within Level 1 of the fair value hierarchy. The cost basis of our available-for-sale marketable securities was $5.9 million at December 31, 2011 and $5.5 million at December 31, 2012. We sold marketable securities with a cost basis of $0.4 million during the twelve months ended December 31, 2012 and recorded a gain on the sale of $0.2 million which was included within other income, net in our consolidated statement of operations.
(2)	The fair value of our interest rate financial derivative instruments reflects the estimated amounts that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and current creditworthiness of both the counterparties and ourselves. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments, if any, associated with our derivatives utilize Level 3 inputs, such as the estimates of the current credit spread, to evaluate the likelihood of default by us or our counterparties. We also considered the existence of offset provisions and other credit enhancements that serve to reduce the credit exposure associated with the asset or liability being valued. We have assessed the significance of the inputs of the credit valuation adjustments to the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
(3)	On October 5, 2012, we purchased the remaining noncontrolling ownership interest in our indirect subsidiary, New Dawn, held by our joint venture partner, Convergence Partners, for $8.7 million (see Note 8(c)—Investments—New Dawn). Prior to this purchase, we valued our redeemable noncontrolling interest using the income approach valuation technique which utilized Level 3 inputs.

The following table presents the activity for those items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC 820 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Redeemable Noncontrolling Interest(1)	Embedded Derivative	Total
Balance at December 31, 2010	$18,621	$4,295	$22,916
Contributions	1,734	—	1,734
Mark to market valuation adjustment	(15,090)	(4,295)	(19,385)
Net loss attributable to redeemable noncontrolling interest	(2,241)	—	(2,241)

Balance at December 31, 2011	$3,024	$—	$3,024

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Redeemable Noncontrolling Interest(1)	Embedded Derivative	Total
Balance at December 31, 2011	$3,024	$—	$3,024
Mark to market valuation adjustment	7,663	—	7,663
Net loss attributable to redeemable noncontrolling interest	(1,943)	—	(1,943)
Purchase of noncontrolling ownership interest	(8,744)	—	(8,744)

Balance at December 31, 2012	$—	$—	$—

(1)	In accordance with FASB ASC Topic 480, regarding the classification and measurement of redeemable securities, we marked to market the fair value of the noncontrolling interest in our joint venture investment in New Dawn.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, such items are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as if there is evidence of impairment.

The fair value measurement of our Galaxy 15 satellite as of September 30, 2010, in conjunction with its related anomaly, was considered by us to be within Level 3 of the fair value hierarchy, as the most significant inputs were derived utilizing our internally prepared budgets and forecast information, which we believe a market participant would use in pricing such an asset. The estimated fair value was determined based on a probability-weighted discounted cash flow analysis, and was discounted at an appropriate weighted average cost of capital. During the second quarter of 2010, this long-lived asset was written down to a fair value of $35.0 million from its carrying value of $139.1 million, and continues to be depreciated. In accordance with the FASB ASC Topic 360, Property, Plant and Equipment (“FASB ASC 360”), regarding the impairment or disposal of long-lived assets, we recorded an impairment charge of $104.1 million, which was included in our consolidated statements of operations for the year ended December 31, 2010 (see Note 7(d)—Satellite Health—Other Significant Anomalies).

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

A total of 1,689,975 Common Shares may be issued under the 2008 Share Plan, provided, however, that no more than 946,386 Class B Shares may be issued under the 2008 Share Plan. Class A Shares may be issued pursuant to any type of award; however, Class B Shares may only be issued pursuant to restricted share awards. Additionally, 438,827 Class A

Shares shall be available for issuance pursuant to the vesting and/or exercise of certain options and restricted share awards (the “Rollover Awards”) previously granted under the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”). To the extent that any award, other than the Rollover Awards, terminates, expires, or lapses for any reason, or is settled in cash without delivery of shares (or, in the case of restricted shares, without vesting) to the participant, then any shares subject to the award may be used again for new grants under the 2008 Share Plan. All equity based awards are for shares in our indirect parent, Intelsat Global Holdings, and therefore the costs related to these equity-based awards are reflected as capital contributions in the form of liabilities assumed by the parent in the accompanying statements of shareholder’s deficit.

Because our equity is privately held, we estimate the fair market value of equity at each reporting period in order to properly record stock compensation expense. We estimate the fair market value using a combination of income and market approaches.

(i) Rollover Shares

In connection with the adoption of the 2008 Share Plan, 293,926 Class A Shares previously granted pursuant to the 2005 Share Plan, of which 228,976 Class A Shares had been awarded to certain executive officers (the “Rollover Executive Officers”) under employment agreements, became subject to new Class A restricted share agreements and the provisions of the 2008 Share Plan. Prior to 2011, these rollover shares were classified as a liability of Intelsat Global due to certain repurchase features in the 2008 Share Plan and the new Class A restricted share agreements. During 2011, in accordance with the terms of the agreements with the Rollover Executive Officers, the repurchase features expired. This change in repurchase features resulted in these awards being reclassified as equity awards during 2011. Rollover shares held by other awardees continue to be accounted for at fair value as liability awards due to the ongoing repurchase features. All of the rollover shares were vested at December 31, 2011 and December 2012.

For the year ended December 31, 2010, we recorded compensation expense of $10.4 million related to the rollover shares. No compensation expense related to the rollover shares was recorded for the years ended December 31, 2011 and 2012.

(ii) Rollover Options

On February 4, 2008, in connection with the Sponsors Acquisition, certain unvested share-based compensation arrangements (“SCAs”) of Intelsat Holdings under the 2005 Share Plan were rolled over into new SCAs of Intelsat Global. In connection with the adoption of the 2008 Share Plan in May 2009, these SCAs of Intelsat Global became subject to new option agreements and the provisions of the 2008 Share Plan.

Holders of these options who terminate employment with Intelsat Global Holdings or its subsidiaries will forfeit any unvested options. Additionally, the option agreements have certain repurchase features which provide Intelsat Global Holdings, based on the reason for termination, with the right to repurchase any vested options, and any shares issued upon exercise of vested options, at a price equal to either the fair market value of the shares at resignation or $100.00 per share based on the reason for termination, less the applicable exercise price of $25.00 per share. Unless earlier terminated pursuant to the terms of the option agreements, the rollover options will expire on varying dates, the latest of which is January 17, 2017.

For the years ended December 31, 2010, 2011 and 2012, we recorded compensation expense of $0.3 million, $0.4 million and $0.5 million, respectively related to the rollover options. At December 31, 2012, vested rollover options had an aggregate intrinsic value of $9.4 million.

A summary of the changes in Intelsat Global Holdings’ rollover options outstanding during the year ended December 31, 2012 is set forth below:

	Options	Weighted average exercise price
Rollover options outstanding at December 31, 2011	141,238	$25.00
Cancelled and returned for cash	(15,298)	$25.00

Rollover options outstanding at December 31, 2012	125,940	$25.00

Rollover options exercisable at December 31, 2012	125,940	$25.00
(remaining average contractual term of approximately 4 years)

(iii) Class B Share Grants

In connection with the adoption of the 2008 Share Plan, 900,249 Class B Shares were awarded to employees of Intelsat Global and its subsidiaries. These shares are subject to transfer, vesting and other restrictions set forth in the applicable Class B restricted share agreements, as described below.

Class B Share Grants to Certain Executive Officers

480,830 Class B Shares were issued to certain of our executive officers (the “Class B Executive Officers”) as of May 6, 2009. Generally, five-sevenths of these Class B Shares were subject to time vesting, with 25% of the shares vested as of the date of grant and the remaining shares vesting in equal monthly installments of 1/45th per month commencing June 4, 2009 (the “Executive Officer Class B Time-Vesting Shares”). With respect to Class B Executive Officers with a date of hire after February 4, 2008, 10% of the Executive Officer Class B Time-Vesting Shares vested six months after the date of hire and the remaining shares vested in equal monthly installments of 1/54th per month thereafter. The remaining Class B Shares were subject to annual performance-based vesting upon the achievement of certain adjusted EBITDA and revenue goals for 2008 and 2009 (and 2010 for individuals hired after the first quarter of 2008), as defined in the applicable agreements, subject to catch-up vesting upon achievement of targets in later years (the “Executive Officer Class B Performance Shares”). The adjusted EBITDA and revenue targets for 2008, 2009 and 2010 were met.

In the event of a change in control, as defined in the 2008 Share Plan, the Executive Officer Class B Time-Vesting Shares become fully vested, and the Executive Officer Class B Performance Shares vest if certain principal shareholders of Intelsat Global Holdings, as defined in the applicable agreements (the “Principal Shareholders”), receive a three times multiple on their investment (four times if the change in control occurs after February 4, 2015).

Prior to 2011, the Class B share grants to the Class B Executive Officers were classified as a liability of Intelsat Global Holdings due to certain repurchase features in the 2008 Share Plan and the applicable restricted share agreements. During 2011, in accordance with the terms of the agreements with the Class B Executive Officers, the repurchase features expired. This change in repurchase features resulted in these awards being reclassified as equity awards during 2011.

During the years ended December 31, 2010, 2011 and 2012, we recorded compensation expense of $6.8 million, $4.6 million and $4.2 million, respectively, based on the fair value of the Class B shares. At December 31, 2012, there was $1.2 million of unrecognized compensation cost associated with the Executive Officer Class B Time-Vesting Shares, which is expected to be recognized over the remaining vesting period of 1 year.

A summary of the changes in Intelsat Global Holdings’ restricted Class B Shares for the Class B Executive Officers during the year ended December 31, 2012 is set forth below:

	Shares	Grant date fair value per Share
Total non-vested Class B Shares at December 31, 2011	88,782	$10.73
Vested	(68,690)	$10.73

Total non-vested Class B Shares at December 31, 2012	20,092	$10.73

(remaining average contractual term of approximately 1 year)

Class B Share Grants to All Other Awardees

419,419 restricted Class B Shares were issued effective as of May 8, 2009 to certain other members of management and key employees of Intelsat Global Holdings and its subsidiaries. Generally, five-sevenths of these Class B Shares were subject to time vesting, with 10% of the shares generally vesting six months after the later of February 4, 2008 or the date of hire, and the remaining shares vesting in equal monthly installments of 1/54th per month thereafter (the “Management Class B Time-Vesting Shares”). The remaining Class B Shares were subject to annual performance-based vesting upon the achievement of certain adjusted EBITDA and revenue goals for 2008 and 2009 (and 2010 for individuals hired after the first quarter of 2008), as defined in the applicable agreements, subject to catch-up vesting upon achievement of targets in later years (the “Management Class B Performance Shares”). The adjusted EBITDA and revenue targets for 2008, 2009 and 2010 were met.

In the event of a change in control, as defined in the applicable agreement, the Management Class B Time-Vesting Shares become fully vested, and the Management Class B Performance Shares vest if the Principal Shareholders receive a three times multiple on their investment (four times if the change in control occurs after February 4, 2015).

Class B Shares held by employees can be repurchased at par value of $0.01 per share in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enable Intelsat Global Holdings to recover the shares without transferring any appreciation in value if the employee were to terminate voluntarily, the Class B Shares to other awardees were not deemed to be granted under the provisions of ASC Topic 718. No compensation expense has been recorded in connection with the vesting of these awards. During the year ended December 31, 2012, we repurchased 23,906 vested Class B shares and 2,397 unvested Class B shares were forfeited, and we recorded compensation expense of $0.6 million in connection with these repurchases.

(iv) Class A Share Option Grants and SCAs

In connection with the adoption of the 2008 Share Plan, 707,351 Intelsat Global Class A SCAs were awarded to employees of Intelsat Global Holdings and its subsidiaries at an exercise price of $100 per share and 377,795 Class A share options were awarded to certain of our executive officers under option agreements at an exercise price of $100 per share. These awards are subject to transfer, vesting and other restrictions set forth in the various agreements. During the years ended December 31, 2011 and 2012 an additional 14,400 and 10,000 Intelsat Global Holdings Class A SCAs were awarded to employees at an exercise price of $161.84 and $189.90 per share, respectively.

Class A Share Option Grants to Certain Executive Officers

Approximately 55% of these options were to vest based upon the achievement of certain adjusted EBITDA and revenue goals for 2010, 2011 and 2012 (and beyond for individuals hired after the first quarter of 2008), as defined in the applicable agreements, subject to catch-up vesting upon achievement of targets in later years or if the Principal Shareholders receive a three times multiple on their investment (four times if the change in control occurs after February 4, 2015) in connection with a change in control. The adjusted EBITDA and revenue targets for 2010 were met. The 2011 and 2012 targets were not met. Approximately 45% of these options will vest upon the occurrence of a change in control or other realization event based upon a sliding scale of return on the Principal Shareholders’ investment from 3.3 times to 4.1 times. The options generally expire on the earliest to occur of: (i) February 4, 2018, (ii) 90 days following resignation without good reason, (iii) one year following termination without cause or for good reason or upon death or disability and (iv) the date of termination for cause. The Class A Shares acquired upon exercise of the options are subject to repurchase rights similar to the rights specified in the executive officer’s Class B restricted share agreement.

We calculated compensation expense for these options based on the performance-based vesting criteria specified in the applicable agreements, including the meeting of certain of the goals as of December 31, 2012. These option grants are classified as a liability of Intelsat Global Holdings. During the years ended December 31, 2010, 2011 and 2012, we recorded compensation expense of $3.2 million, $3.4 million and a credit of $0.6 million, respectively, related to these options. At December 31, 2012, outstanding Class A share options granted to certain executive officers had an aggregate intrinsic value of $35.7 million. At December 31, 2012, vested Class A share options granted to certain executive officers had an aggregate intrinsic value of $5.7 million.

A summary of the changes in Intelsat Global Holdings’ Class A share option grants for certain executive officers during the year ended December 31, 2012 is set forth below:

	Shares	Weighted average exercise price
Class A share options outstanding at December 31, 2011	377,795	$100.00
Class A share options outstanding at December 31, 2012	377,795	$100.00

Class A share options exercisable at December 31, 2012	60,045	$100.00
(remaining average contractual term of approximately 6 years)

Class A SCAs for All Other Employees

Approximately 56% of the Intelsat Global Holdings Class A SCAs were to vest based upon the achievement of certain adjusted EBITDA and revenue goals for 2010, 2011 and 2012 (and beyond for individuals hired after the first quarter of 2008), as defined in the applicable agreements, subject to catch-up vesting in certain circumstances, including upon achievement of targets in later years or if the Principal Shareholders receive a three times multiple on their investment (four times if the change in control occurs after February 4, 2015) in connection with a change in control, as defined. The adjusted EBITDA and revenue targets for 2010 were met. The 2011 and 2012 targets were not met. Approximately 44% of the Intelsat Global Holdings Class A SCAs will vest upon the occurrence of a change in control or other realization event based upon a sliding scale of return on the Principal Shareholders’ investment from 3.3 times to 4.1 times. The Intelsat Global Holdings Class A SCAs generally expire on the earliest to occur of: (i) ten years from grant date, (ii) 90 days following termination of employment, other than as a result of death or disability, (iii) one year following termination upon death or disability and (iv) the date of termination for cause. The Intelsat Global Holdings Class A SCAs also contain restrictive covenants similar to those contained in the agreements governing the restricted Class B Share grants.

Any Class A Shares held by employees as a result of the exercise of the Intelsat Global Holdings Class A SCAs can be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enable Intelsat Global Holdings to recover the shares without transferring any appreciation in value if the employee were to terminate voluntarily, the Intelsat Global Holdings Class A SCAs were not deemed to be granted under the provisions of ASC Topic 718. No compensation expense has been recorded in connection with the vesting of these awards. During the year ended December 2012, we repurchased 1,119 vested Class A options and recorded compensation expense of $0.1 million.

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

The defined benefit retirement plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. We expect that our future contributions to the defined benefit retirement plan will be based on the minimum funding requirements of the Internal Revenue Code and on the plan’s funded status. Any significant decline in the fair value of our defined benefit retirement plan assets or other adverse changes to the significant assumptions used to determine the plan’s funded status would negatively impact its funded status and could result in increased funding in future periods. The impact on the funded status as of October 1, the plan’s annual measurement date, is determined based upon market conditions in effect when we completed our annual valuation. During the year ended December 31, 2012, we made cash contributions to the defined benefit retirement plan of $30.1 million. We anticipate that our contributions to the defined benefit retirement plan in 2013 will be approximately $32.0 million. We fund the postretirement medical benefits throughout the year based on benefits paid. We anticipate that our contributions to fund postretirement medical benefits in 2013 will be approximately $4.3 million.

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

	Year Ended December 31, 2011		Year Ended December 31, 2012
	Pension Benefits	Other Post- retirement Benefits	Pension Benefits	Other Post- retirement Benefits
Change in benefit obligation
Benefit obligation at beginning of period	$390,646	$96,312	$436,102	$110,737
Service cost	3,102	452	3,211	354
Interest cost	20,058	5,069	19,061	4,959
Employee contributions	—	418	—	365
Benefits paid	(20,219)	(3,652)	(21,668)	(3,873)
Actuarial (gain) loss	42,515	12,138	37,269	(4,838)

Benefit obligation at end of period	$436,102	$110,737	$473,975	$107,704

Change in plan assets
Plan assets at beginning of period	$225,766	$—	$236,793	$—
Employer contributions	26,296	3,234	30,110	3,508
Employee contributions	—	418	—	365
Actual return on plan assets	4,950	—	33,149	—
Benefits paid	(20,219)	(3,652)	(21,668)	(3,873)

Plan assets at fair value at end of period	$236,793	$—	$278,384	$—

Accrued benefit costs and funded status of the plans	$(199,309)	$(110,737)	$(195,591)	$(107,704)

Accumulated benefit obligation	$424,957		$462,995

Weighted average assumptions used to determine accumulated benefit obligation and accrued benefit costs
Discount rate	4.51%	4.57%	3.98%	4.04%
Salary rate	3.25%	—	3.25%	—

Weighted average assumptions used to determine net periodic benefit costs
Discount rate	5.30%	5.38%	4.51%	4.57%
Expected rate of return on plan assets	8.0%	—	8.0%	—
Rate of compensation increase	3.25%	—	3.25%	—

Amounts in accumulated other comprehensive loss recognized in net periodic benefit cost
Actuarial loss, net of tax	$4,328	$—	$4,729	$449
Prior service credits, net of tax	(109)	—	$(110)	$—

Total	$4,219	$—	$4,619	$449

Amounts in accumulated other comprehensive loss not yet recognized in net periodic benefit cost
Actuarial loss, net of tax	$100,172	$13,195	$110,389	$10,160
Prior service credits, net of tax	(714)	—	(607)	—

Total	$99,458	$13,195	$109,782	$10,160

Amounts in accumulated other comprehensive loss expected to be recognized in net periodic benefit cost in the subsequent year
Actuarial loss	$(13,990)	$(687)	$(19,423)	$(362)
Prior service credits	172	—	172	—

Total	$(13,818)	$(687)	$(19,251)	$(362)

Our benefit obligations are matched to a yield curve that is derived from the monthly bid-price data of bonds that are rated high grade by either Moody’s Investor Service or Standard and Poor’s Rating Services. The bond types included are noncallable bonds, private placement bonds that are traded among qualified institutional buyers and are at least two years from date of issuance, bonds with a make-whole provision, and bonds issued by foreign corporations that are denominated in U.S. dollars. Excluded are bonds that are callable, sinkable and putable as well as those for which the quoted yield-to-maturity is zero. Using the bonds from this universe that have a yield higher than the regression mean yield curve, regression analysis is used to determine the best-fitting curve, which gives a good fit to the data at both long and short maturities. The resulting regressed coupon yield curve is smoothly continuous along its entire length and represents an unbiased average of the observed market data.

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

Plan Assets. The investment policy of the Plan includes target allocation percentages of approximately 38% for investments in equity securities (25% U.S. equities and 13% non-U.S. equities), 47% for investments in fixed income securities and 15% for investments in other securities, which is broken down further into 10% for investments in hedge fund of funds and 5% for investments in real estate fund of funds. Plan assets include investments in both U.S. and non-U.S. equity funds. Fixed income investments include a U.S. government securities fund, a long duration bond fund, a high yield bond fund and an emerging markets debt fund. The funds in which the plan’s assets are invested are institutionally managed and have diversified exposures into multiple asset classes implemented with over 90 investment managers. The guidelines and objectives of the funds are congruent with the Intelsat investment policy statement.

The target and actual asset allocation of our pension plan assets were as follows:

	As of December 31, 2011		As of December 31, 2012
Asset Category	Target Allocation	Actual Allocation	Target Allocation	Actual Allocation
Equity securities	38%	62%	38%	39%
Debt securities	47%	36%	47%	46%
Other securities	15%	2%	15%	15%

Total	100%	100%	100%	100%

The fair values of our pension plan assets by asset category are as follows (in thousands):

	Fair Value Measurements at December 31, 2011	Fair Value Measurements at December 31, 2012
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Identical Assets (Level 1)

Equity Securities
U.S. Large-Cap(1)	$96,420	$53,874
U.S. Small/Mid-Cap(2)	14,864	15,676
World Equity Ex-US(3)	34,577	38,098
Fixed Income Securities
Long Duration Bonds(4)	39,707	82,416
High Yield Bonds(5)	18,642	10,889
Emerging Market Fixed income (Non-US)(6)	9,708	8,024
Core Fixed Income(7)	15,113	27,492
Cash	2,963	—
Other Securities
Hedge Funds(8)	4,477	28,006
Core Property Fund(9)	—	13,909
Income earned but not yet received	322	—

Total	$236,793	$278,384

(1)	US large cap equity fund invests primarily in a portfolio of common stocks included in the S&P 500 Index, as well as other equity securities and derivative instruments whose value is derived from the performance of the S&P 500.
(2)	US small/mid cap equity fund invests primarily in a portfolio of common stocks included in the Russell 2500 Index.

(3)	World equity ex-US fund invests primarily in common stocks and other equity securities whose issuers comprise a broad range of capitalizations and are located outside of the U.S. The fund invests primarily in developed countries but may also invest in emerging markets.
(4)	Long duration bond fund seeks to duplicate the return characteristics of high quality corporate bonds with a duration range of 10-13 years. The fund’s investment strategy is designed to aid corporate pension plans with asset and liability management in order to reduce funding status volatility caused by changes in interest rates.
(5)	High yield bond fund seeks to maximize return by investing primarily in a diversified portfolio of higher yielding, lower rated fixed income securities. The fund will invest primarily in securities rated below investment grade, including corporate bonds, convertible and preferred securities and zero coupon obligations.
(6)	Emerging markets debt fund seeks to maximize return investing in fixed income securities of emerging markets issuers. The fund will invest primarily in U.S. dollar denominated debt securities of government, government-related and corporate issuers in emerging market countries, as well as entities organized to restructure the outstanding debt of such issuers.
(7)	Core fixed income fund invests in fixed-income funds which seek to provide current income consistent with the preservation of capital.
(8)	Hedge funds seek to provide returns that are different from (less correlated with) investments in more traditional asset classes. The funds will pursue their investment objectives by investing substantially all of their assets in various hedge funds.
(9)	Core property fund is a fund of funds that invests in direct commercial property funds primarily in the U.S. The fund is meant to provide current income-oriented returns, diversification, and modest inflation protection to an overall investment portfolio. Total returns are expected to be somewhere between stocks and bonds, with moderate volatility and low correlation to public markets.

Net periodic pension benefit costs included the following components (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012

Service cost	$2,905	$3,102	$3,211
Interest cost	20,882	20,058	19,061
Expected return on plan assets	(19,421)	(19,729)	(20,562)
Amortization of unrecognized prior service cost	(172)	(172)	(172)
Amortization of unrecognized net loss	3,641	6,862	13,990

Total benefit	$7,835	$10,121	$15,528

We had accrued benefit costs at December 31, 2011 and 2012 of $199.3 million and $195.6 million, respectively, related to the pension benefits, of which $0.6 million was recorded within other current liabilities for both respective periods and $198.7 million and $195.0 million was recorded in other long-term liabilities, respectively. Additionally, we had accrued benefit costs at December 31, 2011 and 2012 related to the other postretirement benefits of $110.7 million and $107.7 million, respectively, of which $4.5 million and $4.3 million was recorded in other current liabilities, respectively, and $106.3 million and $103.4 million was recorded in other long-term liabilities, respectively.

Net periodic other postretirement benefit costs included the following components (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012

Service cost	$550	$452	$354
Interest cost	4,930	5,069	4,959
Amortization of unrecognized net loss	—	—	687

Total costs	$5,480	$5,521	$6,000

Depending upon our actual future health care claims, our actual costs may vary significantly from those projected above. As of December 31, 2011 and December 31, 2012, the assumed health care cost trend rate was 8.3% and 8.1%, respectively. This rate is assumed to decrease gradually to 4.5% by the year 2030 and to remain at that level of annual increase thereafter. Increasing the assumed health care cost trend rate by 1% each year would increase the other postretirement benefits obligation as of December 31, 2012 by $11.8 million. Decreasing this trend rate by 1% each year would reduce the other postretirement benefits obligation as of December 31, 2012 by $10.1 million. A 1% increase in the assumed health care cost trend rate would have increased the net periodic other postretirement benefits cost by $0.6 million and a 1% decrease would have decreased the cost by $0.5 million for 2012.

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are as follows (in thousands):

	Pension Benefits	Other Post-retirement Benefits
2013	$31,167	$4,619
2014	26,323	5,005
2015	27,068	5,436
2016	28,597	5,872
2017	29,055	6,284
2018 to 2022	149,735	36,243

Total	$291,945	$63,459

(b) Other Retirement Plans

We maintain two defined contribution retirement plans, qualified under the provisions of Section 401(k) of the Internal Revenue Code, for our employees in the United States. We recognized compensation expense for these plans of $5.1 million, $8.0 million and $7.9 million for the years ended December 31, 2010, 2011 and 2012, respectively. We also maintain other defined contribution retirement plans in several non-U.S. jurisdictions, but such plans are not material to our financial position or results of operations.

Note 6	Receivables

Receivables were comprised of the following (in thousands):

	As of December 31, 2011	As of December 31, 2012
Service charges:
Billed	$278,835	$276,637
Unbilled	13,197	9,840
Other	60,169	55,911
Allowance for doubtful accounts	(20,830)	(23,583)

Total	$331,371	$318,805

Unbilled service charges represent amounts earned and accrued as receivables from customers for services rendered prior to the end of the reporting period. Unbilled service charges are expected to be billed and collected within twelve months of the respective balance sheet date. Other receivables as of December 31, 2011 and 2012 included $16.8 million and $36.6 million, respectively, of receivables due from our indirect parent entities, as well as a $12.2 million receivable from JSAT International, Inc. (“JSAT”), with which we have a joint venture (see Note 8(b)—Investments—Horizons Holdings) in each of the years ended 2011 and 2012. In addition, other receivables at December 31, 2011 included $23.9 million in insurance proceeds receivable related to the New Dawn partial loss claim which was finalized in 2011. The cash proceeds outstanding at December 31, 2011 were received in 2012 (see Note 7(d)—Satellite Health—Other Significant Anomalies).

Note 7	Satellites and Other Property and Equipment

(a) Satellites and Other Property and Equipment

Satellites and other property and equipment were comprised of the following (in thousands):

	As of December 31, 2011	As of December 31, 2012
Satellites and launch vehicles	$7,825,259	$8,700,926
Information systems and ground segment	480,002	524,285
Buildings and other	284,742	195,672

Total cost	8,590,003	9,420,883
Less: accumulated depreciation	(2,447,272)	(3,065,691)

Total	$6,142,731	$6,355,192

Satellites and other property and equipment, net as of December 31, 2011 and 2012 included construction-in-progress of $1.5 billion and $0.7 billion, respectively. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $129.2 million and $117.4 million were capitalized during the years ended December 31, 2011 and 2012, respectively. Additionally, we recorded depreciation expense of $668.5 million, $664.0 million and $673.1 million during the years ended December 31, 2010, 2011 and 2012, respectively.

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

(b) Satellite Launches

On March 25, 2012, we successfully launched our IS-22 satellite into orbit. This satellite establishes long-term capacity at the 72° east longitude orbital location most recently occupied by our IS-709 satellite. IS-22 provides capacity for media, government and network services in Africa, Asia, Europe and the Middle East via C-band and Ku-band platforms. In addition, IS-22 hosts a specialized UHF communications payload. This satellite entered into service in May 2012.

On June 1, 2012, our IS-19 satellite was launched into orbit. During launch operations, IS-19 experienced damage to its south solar array (see (d) Satellite Health—2012 Anomalies below). This satellite replaces IS-8 at 166° east longitude and provides C- and Ku- band capacity for media, government and network services customers in the western United States and the Asia-Pacific region, including hosting video neighborhoods with global programmers. This satellite entered into service in August 2012.

On August 2, 2012, we successfully launched our IS-20 satellite into orbit. This satellite replaces IS-7 and IS-10 at 68.5° east longitude and provides capacity for direct-to-home television, cellular backhaul and VSAT services in Africa, Asia, Europe, the Middle East and Russia via C-band and Ku-band platforms. IS-20 currently hosts the largest direct-to-home platform in Africa. This satellite entered into service in September 2012.

On August 19, 2012, we successfully launched our IS-21 satellite into orbit. This satellite replaces IS-9 at 302° east longitude and serves leading direct-to-home and cable programmers in Latin America. IS-21 entered into service in October 2012 and provides long-term capacity for South America, North America and Europe via a C-band platform and North America, the Caribbean, Brazil, Europe and Western Africa via a Ku-band platform.

On October 14, 2012, we successfully launched our IS-23 satellite into orbit. This satellite replaces IS-707 at 307° east longitude. The satellite provides C-band services to customers in the Americas, Europe and Africa, and Ku-band coverage for Latin America. This satellite entered into service in November 2012.

On February 1, 2013, the launch vehicle for our IS-27 satellite failed shortly after liftoff and the satellite was completely destroyed. A Failure Review Board has been established to determine the cause. The satellite and launch vehicle were fully insured, and we have filed a total loss claim of approximately $406 million with our insurers. Accounting for insured losses of fixed assets is governed by FASB ASC Topic 605-40, Revenue Recognition—Gains and Losses (“ASC 605-40”). In accordance with ASC 605-40, in the first quarter of 2013 we expect to recognize as a receivable the expected insurance proceeds from the claim at an amount no more than the book value of the satellite. We will recognize the expected surplus of insurance proceeds over the book value of the satellite as a gain upon receipt of any such excess.

(c) Sale of U.S. Administrative Headquarters Building

On October 5, 2012, we completed the sale of our U.S. administrative headquarters office building in Washington, D.C. (the “U.S. Administrative Headquarters Property”), and assigned our Amended and Restated Lease Agreement with the U.S. Government relating to the U.S. Administrative Headquarters Property to the purchaser for a price of $85.0 million in cash. The sale resulted in a pre-tax gain of $12.8 million included within other income, net in our consolidated statement of operations. Upon the closing of the sale, we entered into an agreement under which we are temporarily leasing from the purchaser a portion of the U.S. Administrative Headquarters Property. On November 30, 2012, we entered into an agreement to lease approximately 188,000 square feet of space in McLean, Virginia for our new permanent U.S. administrative headquarters and primary satellite operations center in a building that is in the process of being constructed (the “New U.S. Administrative Headquarters”). The lease is for a term of 15 years. We expect to occupy the space in the New U.S. Administrative Headquarters beginning in mid-2014.

(d) Satellite Health

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

2012 Satellite Anomalies

During launch operations of IS-19 on June 1, 2012, the satellite experienced damage to its south solar array. Although both solar arrays are deployed, the power available to the satellite is less than is required to operate 100% of the payload capacity. The Independent Oversight Board (“IOB”) formed by Space Systems/Loral, Inc. (“SS/L”) and Sea Launch to investigate the solar array deployment anomaly has successfully reached a unanimous conclusion. The IOB concluded that the anomaly occurred before the spacecraft separated from the launch vehicle, during the ascent phase of the launch, and originated in one of the satellite’s two solar array wings due to a rare combination of factors in the panel fabrication and unrelated to the launch vehicle. While the satellite is operational, the anomaly resulted in structural and electrical damage to one solar array wing, which reduced the amount of power available for payload operation. Additionally, we have filed a partial loss claim with our insurers relating to the solar array anomaly. We expect to receive approximately $82 million of insurance proceeds related to the partial loss claim. The insurance proceeds are expected to be received in the first quarter of 2013. As planned, IS-19 followed IS-8 at 166° east longitude in August 2012.

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

Other Significant Anomalies

On November 28, 2004, our Galaxy 27 satellite experienced a sudden anomaly in its north electrical distribution system which resulted in the loss of control of the satellite and the interruption of customer services on the satellite. Galaxy 27 is a FS 1300 series satellite manufactured by SS/L. Our engineers were able to regain command and control of Galaxy 27, and it was placed back in service, with reduced payload capacity, following operational testing. We have determined that the north electrical distribution system on Galaxy 27 and the communications capacity associated with it are not operational, and the satellite has lost redundancy in nearly all of its components. As a result, Galaxy 27 faces an increased risk of loss in the future. As of December 31, 2012, a substantial subset of Galaxy 27’s transponders, which are all powered by the south electrical distribution system, have been tested, are performing normally and are available for service to our customers. Some of these transponders are currently being used by our customers.

On January 14, 2005, our IS-804 satellite experienced a sudden and unexpected electrical power system anomaly that resulted in the total loss of the satellite. IS-804 was a Lockheed Martin 7000 series (the “LM 7000 series”) satellite, and as of December 31, 2012 we operated two other satellites in the LM 7000 series, IS-801 and IS-805. Of these two satellites, only IS-805 remains in a primary orbital role. Based on the report of the failure review board that we established with Lockheed Martin Corporation, we believe that the IS-804 failure was not likely to have been caused by an IS-804 specific workmanship or hardware element, but was most likely caused by a high current event in the battery circuitry triggered by an electrostatic discharge that propagated to cause the sudden failure of the high voltage power system. We therefore believe that although this risk exists for our other LM 7000 series satellites, the risk of any individual satellite having a similar anomaly is low.

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

With respect to both the Galaxy 27 and Galaxy 26 anomalies, the failure review boards that we established with SS/L identified the likely root cause of the anomalies as a design flaw which is affected by a number of parameters and in some extreme cases can result in an electrical system anomaly. The design flaw also exists on IS-8. This satellite has been in service since November 1998 and has not experienced an electrical system anomaly. Along with the manufacturer, we continually monitor this problem. Traffic on IS-8 was transferred to IS-19, which entered into service in August 2012.

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

Subsequent to the launch of the IS-28 satellite on April 22, 2011, the satellite experienced an anomaly during the deployment of its west antenna reflector, which controls communications in the C-band frequency. A failure review board was established to determine the cause of the anomaly. The failure review board completed its investigation in July 2011 and concluded that the deployment anomaly of the C-band reflector was most likely due to a malfunction of the reflector sunshield. As a result, the sunshield interfered with the ejection release mechanism and prevented the deployment of the C-band antenna. Despite the C-band antenna reflector anomaly, the Ku-band antenna reflector deployed and that portion of the satellite is operating as planned. In June 2011, the satellite entered into service.

The IS-28 satellite and its operations were financed primarily with non-recourse debt through a joint venture in which we were the majority shareholder (see Note 8(c)—Investments—New Dawn). The New Dawn joint venture filed a partial loss claim with its insurers, relating to the C-band antenna reflector anomaly. The claim was finalized and agreed to during 2011, resulting in total insurance recoveries of $118.0 million. At December 31, 2011, $94.1 million of this amount was received from the insurers and was held in a specific insurance proceeds account. This amount is reflected as restricted cash on the accompanying consolidated balance sheet at December 31, 2011. The remaining $23.9 million was received during the first quarter of 2012. We included the $23.9 million in receivables on the accompanying consolidated balance sheet at December 31, 2011. The carrying value of the IS-28 satellite at December 31, 2011 was reduced by the $118.0 million received. New Dawn’s debt agreements provided that all or most of the proceeds of the insurance claim were to be used to pay down New Dawn’s debt and a portion of the associated interest rate swap. Therefore, $107.4 million of the New Dawn senior debt and $10.4 million of the fair value of the New Dawn interest rate swap were reclassified as current liabilities, with the remaining $0.2 million of the $118.0 million of insurance proceeds included in accrued interest payable at December 31, 2011. In July 2012, the proceeds of the insurance claim were used to prepay a portion of New Dawn’s debt, along with the associated interest and fees, and to settle the notional amount of a portion of the associated interest rate swaps.

In accordance with our policy and the guidance provided for under FASB ASC 360, we review our long-lived assets for impairment whenever events and circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. The recoverability of an asset or asset group held and used is measured by a comparison of the carrying amount of the asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. When a satellite experiences an anomaly or other health related issues, we believe the lowest level of identifiable cash flows exists at the individual satellite level. Accordingly, in the second quarter of 2011, we performed an impairment review of our IS-28 satellite and determined that there was no impairment of the carrying amount of the asset due to the expected cash flows to be generated by the Ku-band payload over the satellite’s expected useful life.

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

As of December 31, 2012, we operated one BSS 601 satellite, IS-26. This satellite was identified as having heightened susceptibility to the SCP problem. IS-26 has been in continuous operation since 1997. Both primary and backup SCPs on this satellite are monitored regularly and remain fully functional. Accordingly, we believe it is unlikely that additional SCP failures will occur; however, should they occur, we do not anticipate an interruption in business or early replacement of this satellite as a result.

BSS 601 HP XIPS. The BSS 601 HP satellite uses XIPS as its primary propulsion system. There are two separate XIPS systems on each BSS 601 HP, each one of which is capable of maintaining the satellite in its orbital position. The satellite also has a completely chemical propulsion system as a backup to the XIPS system. As a result, the failure of a XIPS on a BSS 601 HP typically would have no effect on the satellite’s performance or its operating life. However, the failure of both XIPS would require the use of the backup chemical propulsion system, which could result in a shorter operating life for the satellite depending on the amount of chemical propellant remaining. XIPS failures do not typically result in a catastrophic failure of the satellite or affect the communications capability of the satellite.

As of December 31, 2012, we operated four BSS 601 HP satellites, IS-5, IS-9, IS-10 and Galaxy 13/Horizons-1. Galaxy 13/Horizons-1 lost redundancy of the North XIPS system while full redundancy still exists on the South thruster pair. IS-5, IS-9 and IS-10 have experienced the failure of both XIPS systems and are operating on their backup chemical propulsion systems. IS-5 was redeployed in 2012 following its replacement by IS-8, which was subsequently replaced by IS-19. Also in 2012, IS-9 and IS-10 were redeployed following their replacement by IS-21 and IS-20, respectively. No assurance can be given that we will not have further XIPS failures that result in shortened satellite lives. We have decommissioned three satellites that had experienced failure of both XIPS. IS-6B was replaced by IS-11 during the first quarter of 2008, Galaxy 10R was replaced by Galaxy 18 during the second quarter of 2008, and Galaxy 4R was decommissioned in March 2009.

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

As of December 31, 2012, we operated three BSS 702 satellites, two of which are affected by accelerated solar array degradation, Galaxy 11 and IS-1R. Service to customers has not been affected, and we expect that both of these satellites will continue to serve customers until we replace or supplement them with new satellites. Along with the manufacturer, we continually monitor the problem to determine its cause and its expected effect. Due to this continued degradation, Galaxy 11’s estimated end of service life is in the second quarter of 2019 and IS-1R’s estimated end of service life is in the third quarter of 2017. Galaxy 11 is currently operating in a primary orbital role and IS-1R was redeployed following its replacement by IS-14. The third BSS 702 satellite that we operated as of December 31, 2012, Galaxy 3C, was launched after the solar array anomaly was identified, and it has a substantially different solar array design intended to eliminate the problem. This satellite has been in service since September 2002 and has not experienced similar degradation problems.

Note 8	Investments

We have ownership interests in two entities which met the criteria of a VIE, Horizons Satellite Holdings, LLC (“Horizons Holdings”) and WP Com, S. de R.L. de C.V. (“WP Com”). We had a greater than 50% controlling ownership and voting interest in New Dawn and therefore consolidated the New Dawn joint venture. In October 2012, we purchased the remaining ownership interest in New Dawn. Horizons Holdings, as well as WP Com, are discussed in further detail below, including our analyses of the primary beneficiary determination as required under FASB ASC Topic 810, Consolidation (“FASB ASC 810”).

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

(b) Horizons Holdings

We have a joint venture with JSAT, a leading satellite operator in the Asia-Pacific region. The joint venture is named Horizons Satellite Holdings, LLC, and consists of two investments: Horizons-1 Satellite LLC (“Horizons-1”) and Horizons-2 Satellite LLC (“Horizons-2”). Horizons Holdings borrowed from JSAT a portion of the funds necessary to finance the construction of the Horizons-2 satellite under a loan agreement (the “Horizons 2 Loan Agreement”). We provide certain services to the joint venture and utilize capacity from the joint venture.

We have determined that this joint venture meets the criteria of a VIE under FASB ASC 810. On September 30, 2011, Intelsat and JSAT amended the joint venture agreement relating to their investment in Horizons Holdings (the “Horizons Amendment”), and as a result, we re-evaluated the primary beneficiary determination. Pursuant to the Horizons Amendment, the Horizons-2 satellite was relocated to 85° east longitude in early 2012 and decisions relating to any future relocation of the Horizons-2 satellite will be effectively controlled by us. We believe satellite location is the most significant driver of Horizons Holdings’ economic performance. Additionally, the Horizons-1 satellite is the less significant asset of the joint venture. As a result, we determined that we became the primary beneficiary of Horizons Holdings as of September 30, 2011. In accordance with FASB ASC 810, as the primary beneficiary, we consolidated Horizons Holdings within our consolidated financial statements, net of eliminating entries, beginning on September 30, 2011. Total assets and liabilities of Horizons Holdings were $171.2 million and $73.6 million as of December 31, 2011, respectively, and $136.2 million and $49.2 million as of December 31, 2012, respectively.

In accordance with FASB ASC 810, the initial consolidation of a VIE that is a business is considered a business combination and should be accounted for in accordance with the provisions in FASB ASC Topic 805, Business Combinations. Determining the fair values of the net assets of Horizons Holdings required us to make significant estimates and assumptions. In order to develop the fair value estimates, we utilized the income approach. Our estimates included assumptions about projected growth rates, cost of capital, effective tax rates and industry and economic trends. While we believe that the estimates and assumptions underlying the valuation methodology were reasonable, different assumptions could have resulted in different market values. We recorded the assets, liabilities and the noncontrolling interest in Horizons

Holdings at fair value upon consolidation at September 30, 2011. The $49.3 million fair value of the Horizons Holdings noncontrolling interest at the initial date of consolidation is included in the equity section of our consolidated balance sheet at December 31, 2011 and December 31, 2012 in accordance with FASB ASC 810. During the year ended December 31, 2011, we recorded a charge of $20.2 million in earnings (loss) from previously unconsolidated affiliates in the accompanying consolidated statements of operations for the difference between the fair value and carrying value of our investment in Horizons Holdings. In addition, we recorded a $7.4 million income tax benefit in the consolidated statements of operations for the year ended December 31, 2011, related to this charge.

Prior to the consolidation of Horizons Holdings on September 30, 2011, under the equity method of accounting, our 50% share of the results of the joint venture was income of $0.5 million for the year ended December 31, 2010, which is included in earnings (loss) from previously unconsolidated affiliates in the accompanying consolidated statements of operations.

We also have a revenue sharing agreement with JSAT related to services sold on the Horizons satellites. We are responsible for billing and collection for such services and we remit 50% of the revenue, less applicable fees and commissions, to JSAT. Under the Horizons Amendment, we agreed to guarantee to JSAT certain minimum levels of annual gross revenues for a three-year period beginning on the date that the Horizons-2 satellite was relocated to 85° east longitude. This guarantee could require us to pay JSAT a maximum potential amount ranging from $7.8 million to $10.3 million per year over the three-year period, less applicable fees and commission. We assess this guarantee on a quarterly basis, and in the fourth quarter of 2012 we recorded an expense of $5.6 million related to the guarantee, which was included in direct costs of revenue in our consolidated statement of operations for the year ended December 31, 2012. This amount represents our current estimate of the amount we expect to pay over the period of the guarantee. This liability was included within accounts payable and accrued liabilities within our consolidated balance sheet at December 31, 2012. In addition, we guaranteed JSAT certain minimum levels of revenue on the Horizons-2 satellite prior to the arrival at 85° east longitude. Amounts payable to JSAT related to the revenue share, net of applicable fees and commissions, from the Horizons Satellites were $2.2 million and $3.6 million as of December 31, 2011 and December 31, 2012, respectively.

In connection with the Horizons Holdings investment in Horizons-2, we entered into a capital contribution and subscription agreement with JSAT in August 2005, which requires both us and JSAT to fund 50% of the amount due from Horizons Holdings under the Horizons 2 Loan Agreement. As of December 31, 2012, we had a receivable of $24.4 million from JSAT representing the total remaining future payments to be received from JSAT to fund their portion of the amount due under the Horizons 2 Loan Agreement, $12.2 million of which is included in receivables, net and the remainder of which is included in other assets on our consolidated balance sheet as of December 31, 2012.

(c) New Dawn

In June 2008, we entered into a project and shareholders’ agreement (the “New Dawn Project Agreement”) with Convergence Partners pursuant to which New Dawn, a Mauritius company in which we had a 74.9% indirect ownership interest and Convergence Partners had a 25.1% noncontrolling ownership interest, launched a satellite in April 2011 to provide satellite transponder services to customers in Africa (see Note 7(d)—Satellite Health—Other Significant Anomalies).

We and Convergence Partners agreed to make certain capital contributions to New Dawn in proportion to our respective ownership interests in New Dawn to fund a portion of these costs. Total equity contributions during 2011 were $6.9 million, of which $5.2 million were attributable to us, with the remaining $1.7 million contributed by Convergence Partners. As of December 31, 2011, New Dawn and its subsidiaries were unrestricted subsidiaries for purposes of applicable indentures and credit agreements of ours and our wholly-owned subsidiaries.

On October 5, 2012, we purchased from Convergence Partners the remaining ownership interest in New Dawn for $8.7 million, increasing our ownership from 74.9% to 100%. In conjunction with the New Dawn Equity Purchase, we repaid $82.6 million of outstanding debt under New Dawn’s credit facilities. Additionally, we made $5.3 million of termination payments to the counterparties on New Dawn’s interest rate swap agreement.

We consolidate New Dawn within our consolidated financial statements, net of eliminating entries. Additionally, we accounted for the percentage interest in New Dawn owned by Convergence Partners as a noncontrolling interest according to the guidance provided under FASB ASC 480 specifically related to the classification and measurement of redeemable securities. As a result of the New Dawn Equity Purchase, we eliminated the redeemable noncontrolling interest of $8.7 million in the fourth quarter of 2012 in accordance with FASB ASC 480.

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

(e) Equity Attributable to Intelsat and Noncontrolling Interests

The following tables present changes in equity attributable to Intelsat and equity attributable to our noncontrolling interests, which is included in the equity section of our consolidated balance sheet (in thousands):

	Intelsat S.A. Shareholder’s Deficit	Non-redeemable Noncontrolling Interest	Total Shareholder’s Deficit

Balance at January 1, 2011	$(698,941)	$1,902	$(697,039)
Net income (loss)	(432,888)	1,136	(431,752)
Liabilities assumed by parent and other contributed capital	8,385	—	8,385
Consolidation of Horizons Holdings	—	49,263	49,263
Dividends paid to noncontrolling interests	—	(1,375)	(1,375)
Mark to market adjustment for redeemable noncontrolling interest	15,090	—	15,090
Pension/postretirement liability adjustment	(35,080)	—	(35,080)
Other comprehensive income	59	—	59

Balance at December 31, 2011	$(1,143,375)	$50,926	$(1,092,449)

	Intelsat S.A. Shareholder’s Deficit	Non-redeemable Noncontrolling Interest	Total Shareholder’s Deficit

Balance at January 1, 2012	$(1,143,375)	$50,926	$(1,092,449)
Net income (loss)	(146,643)	3,582	(143,061)
Liabilities assumed by parent and other contributed capital	25,819	—	25,819
Dividends paid to noncontrolling interests	—	(8,838)	(8,838)
Mark to market adjustment for redeemable noncontrolling interest	(7,663)	—	(7,663)
Pension/postretirement liability adjustment	(7,288)	—	(7,288)
Other comprehensive income	388	—	388

Balance at December 31, 2012	$(1,278,762)	$45,670	$(1,233,092)

Note 9	Goodwill and Other Intangible Assets

The carrying amounts of goodwill and acquired intangible assets not subject to amortization consist of the following (in thousands):

	As of December 31, 2011	As of December 31, 2012
Goodwill	$6,780,827	$6,780,827
Trade name	70,400	70,400
Orbital locations	2,387,700	2,387,700

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

(a) Goodwill

We are required to identify reporting units at a level below the company’s identified operating segments for impairment analysis. We have identified only one reporting unit for the goodwill impairment test.

In September 2011, the FASB issued ASU 2011-08. ASU 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, there is a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. We adopted ASU 2011-08 in the fourth quarter of 2012. We made our qualitative evaluation considering, among other things, general macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events. Based on our examination of these qualitative factors, we concluded that there was not a likelihood of more than 50% that the fair value of our reporting unit was less than its carrying value; therefore, no further testing of goodwill was required.

The assessment of qualitative factors requires significant judgment. Alternative interpretations of the qualitative factors could have resulted in a different conclusion as to whether it was not more likely than not that the fair value of our reporting unit was less than its carrying value. A different conclusion would require a more detailed quantitative analysis to be performed, which could, in future years, result in an impairment charge for goodwill.

(b) Orbital Locations, Trade Name and other Indefinite-Lived Intangible Assets

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

In July 2012, the FASB issued ASU 2012-02. ASU 2012-02 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, there is a likelihood of more than 50%) that the fair value of an indefinite-lived intangible asset is less than its carrying amount. We early adopted ASU 2012-02 in the fourth quarter of 2012. We made our qualitative evaluation considering, among other things, general macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events. Based on our examination of qualitative factors, we concluded that there was not a likelihood of more than 50% that the fair value of any of our indefinite-lived intangible assets was less than their respective carrying values; therefore, no further testing of indefinite-lived intangible assets was required.

The assessment of qualitative factors requires significant judgment. Alternative interpretations of the qualitative factors could have resulted in a different conclusion as to whether it was not more likely than not that the fair value of indefinite-lived intangible assets was less than their respective carrying values. A different conclusion would require a more detailed quantitative analysis to be performed, which could, in future years, result in impairment charges for indefinite-lived intangible assets.

We first assess qualitative factors to determine whether it is more likely than not that the fair value of the trade name and orbital slots is less than its respective carrying amount. If we conclude that there is not a likelihood of more than 50% that the fair value of the trade name and orbital slots is less than its respective carrying value, then no further testing is required. However, if we conclude that it is more likely than not that the fair value of the trade name and orbital slots is less than its respective carrying value, then we estimate the fair value of the Intelsat trade name and orbital slots, as described below, to identify potential impairment and measure the amount of impairment to be recognized, if any.

Based on the qualitative analysis described above, which was completed in the fourth quarter of 2012, the carrying values of the Intelsat trade name and orbital slots were not impaired.

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consisted of the following (in thousands):

	As of December 31, 2011			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Backlog and other	$743,760	$(456,604)	$287,156	$743,760	$(520,204)	$223,556
Customer relationships	534,030	(78,318)	455,712	534,030	(106,499)	427,531
Technology	2,700	(2,700)	—	2,700	(2,700)	—

Total	$1,280,490	$(537,622)	$742,868	$1,280,490	$(629,403)	$651,087

Intangible assets are amortized based on the expected pattern of consumption. As of December 31, 2012, backlog and other and customer relationships had weighted-average useful lives of four years and thirteen years, respectively. We recorded amortization expense of $130.3 million, $105.5 million and $91.8 million for the years ended December 31, 2010, 2011 and 2012, respectively.

Scheduled amortization charges for the intangible assets over the next five years are as follows (in thousands):

Year	Amount
2013	$82,311
2014	68,231
2015	60,215
2016	48,491
2017	42,254

In the first quarter of 2009, the FASB revised FASB ASC 350 to provide additional guidance for determining the useful life of intangible assets. The revised guidance provides that we are required to disclose on an annual basis our policy related to the renewal or extension of the term of our intangible assets. Our policy is to expense all costs incurred to renew or extend the terms of our intangible assets. The renewal expenses for the years ended December 31, 2010, 2011 and 2012 were immaterial to our consolidated results of operations.

Note 10	Long-Term Debt

The carrying values and fair values of our notes payable and long-term debt were as follows (in thousands):

	As of December 31, 2011		As of December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Intelsat S.A.:
6.5% Senior Notes due November 2013	$353,550	$354,434	$353,550	$367,268
Unamortized discount on 6.5% Senior Notes	(51,471)	—	(25,312)	—

Total Intelsat S.A. obligations	302,079	354,434	328,238	367,268

Intelsat Luxembourg:
11.25% Senior Notes due February 2017	2,805,000	2,706,825	2,805,000	2,966,288
11.5% / 12.5% Senior PIK Election Notes due February 2017	2,502,986	2,340,292	2,502,986	2,653,165

Total Intelsat Luxembourg obligations	5,307,986	5,047,117	5,307,986	5,619,453

Intelsat Jackson:
11.25% Senior Notes due June 2016	1,048,220	1,103,251	—	—
Unamortized premium on 11.25% Senior Notes	4,286	—	—	—
9.5% Senior Notes due June 2016	701,913	733,499	—	—
8.5% Senior Notes due November 2019	500,000	527,500	500,000	561,250
Unamortized discount on 8.5% Senior Notes	(3,545)	—	(3,218)	—
7.25% Senior Notes due October 2020	1,000,000	1,011,300	2,200,000	2,392,500
Unamortized premium on 7.25% Senior Notes	—	—	19,745	—
7.25% Senior Notes due April 2019	1,500,000	1,530,000	1,500,000	1,614,450
7.5% Senior Notes due April 2021	1,150,000	1,173,000	1,150,000	1,267,875
6.625% Senior Notes due December 2022	—	—	640,000	660,800
Senior Unsecured Credit Facilities due February 2014	195,152	182,468	195,152	192,713
New Senior Unsecured Credit Facilities due February 2014	810,876	758,169	810,876	800,740
Senior Secured Credit Facilities due April 2018	3,233,750	3,217,581	3,218,000	3,238,595
Unamortized discount on Senior Credit Facilities	(14,349)	—	(12,289)	—

Total Intelsat Jackson obligations	10,126,303	10,236,768	10,218,266	10,728,923

New Dawn:
Senior Secured Debt Facility due 2017	109,625	109,625	—	—
Mezzanine Secured Debt Facility due 2019	82,580	82,580	—	—
10.5% Note Payable to Convergence Partners	502	502	—	—

Total New Dawn obligations	192,707	192,707	—	—

Horizons Holdings:
Loan Payable to JSAT	73,255	73,255	48,836	48,836

Total Horizons Holdings obligations	73,255	73,255	48,836	48,836

Total Intelsat S.A. long-term debt	16,002,330	$15,904,281	15,903,326	$16,764,480

Less:
Current portion of long-term debt	164,818		56,598

Total long-term debt, excluding current portion	$15,837,512		$15,846,728

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

Required principal repayments of long-term debt over the next five years and thereafter as of December 31, 2012 are as follows (in thousands):

Year	Amount
2013	$56,598
2014	1,062,627
2015	385,730	(1)
2016	32,180
2017	5,340,165
2018 and thereafter	9,047,100

Total principal repayments	15,924,400
Unamortized discounts and premium	(21,074)

Total Intelsat S.A. long-term debt	$15,903,326

(1)	Includes $353.6 million aggregate principal amount of the 6.5% Senior Notes due November 2013 (the “Intelsat S.A. Notes”) for which there is a financing commitment in place at December 31, 2012, with a maturity of two years from funding. See further discussion in “Financing Commitment for Intelsat S.A. Senior Notes due 2013” below.

2012 Intelsat Jackson Notes Offerings, Tender Offers and Redemptions

On April 26, 2012, Intelsat Jackson, a wholly-owned subsidiary of Intelsat S.A., completed an offering of $1.2 billion aggregate principal amount of its 7 1/4% Senior Notes due 2020 (the “2020 Jackson Notes”). Intelsat Jackson had previously issued $1.0 billion aggregate principal amount of the 2020 Jackson Notes on September 30, 2010. The net proceeds from the April 2012 offering were used by Intelsat Jackson to repurchase or redeem all of the $701.9 million aggregate principal amount of Intelsat Jackson’s outstanding 9 1/2% Senior Notes due 2016 and $445.0 million aggregate principal amount of Intelsat Jackson’s 11 1/4% Senior Notes due 2016 (the “2016 Jackson 11 1/4% Notes”).

In connection with these repurchases and redemptions, we recognized a loss on early extinguishment of debt of $43.4 million during the second quarter of 2012, consisting of the difference between the carrying value of the aggregate debt repurchased or redeemed and the total cash amount paid (including related fees), and a write-off of unamortized debt premium and debt issuance costs.

On October 3, 2012, Intelsat Jackson completed an offering of $640.0 million aggregate principal amount of 6 5/8% Senior Notes due 2022 (the “2022 Intelsat Jackson Notes”). The net proceeds from the October 2012 offering were used by Intelsat Jackson to repurchase or redeem all of its outstanding $603.2 million principal amount of the 2016 Jackson 11 1/4% Notes. In connection with the repurchases and redemptions, we recognized a loss on early extinguishment of debt of $24.3 million in the fourth quarter of 2012, consisting of the difference between the carrying value of the debt repurchased or redeemed and the total cash amount paid (including related fees), and a write-off of unamortized debt premium.

Financing Commitment for Intelsat S.A. Senior Notes due 2013

On April 12, 2012, Intelsat S.A. obtained agreements from affiliates of Goldman, Sachs & Co. and Morgan Stanley to provide unsecured term loan commitments sufficient to refinance in full the Intelsat S.A. Notes on or immediately prior to their maturity date, in the event that Intelsat S.A. does not otherwise refinance or retire the Intelsat S.A. Notes. These term loans will have a maturity of two years from funding, and the funding thereof is subject to various terms and conditions. Based on our ability and intent to refinance the Intelsat S.A. Notes, these notes are reflected in long-term debt, net of current portion, on our consolidated balance sheet at December 31, 2012.

2012 New Dawn Equity Purchase and Repayment of Credit Facilities

On December 5, 2008, New Dawn entered into a $215.0 million secured financing arrangement with an eight-year maturity that consisted of senior and mezzanine term loan facilities. The credit facilities were non-recourse to New Dawn’s shareholders, including us and our wholly-owned subsidiaries, beyond the shareholders’ scheduled capital contributions. The senior facility provided for a commitment of up to $125.0 million. The interest rate on term loans under the senior facility was the aggregate of the London Interbank Offered Rate (“LIBOR”) plus an applicable margin between 3.0% and 4.0% and certain costs, if incurred. The mezzanine facility provided for a commitment of up to $90.0 million. The interest rate on term loans under the mezzanine facility was the aggregate of LIBOR plus an applicable margin between 5.3% and 6.3% and certain costs, if incurred. New Dawn was required to pay a commitment fee at a rate per annum of between  3/8% and  1/2% on any unused commitments under the credit facilities.

Subsequent to the April 2011 launch of the IS-28 satellite, which experienced an anomaly resulting in the failure to deploy the C-band antenna reflector, the New Dawn joint venture filed a partial loss claim with its insurer. The claim was finalized and agreed to during 2011, resulting in total insurance recoveries of $118.0 million. As of December 31, 2011, $94.1 million was received from the insurers and held in a specific insurance proceeds account reflected as restricted cash in the accompanying consolidated balance sheets. The remaining proceeds of $23.9 million were received from the insurers in the first quarter of 2012. In July 2012, a payment of $112.2 million was made out of restricted cash to prepay a portion of New Dawn’s outstanding borrowings under its credit facilities. In connection with this prepayment, we recognized a loss on early extinguishment of debt of $3.1 million during the third quarter of 2012, associated with the write-off of unamortized debt issuance costs.

On October 5, 2012, in conjunction with the New Dawn Equity Purchase (see Note 8(c)—Investments—New Dawn) we repaid the remaining $82.6 million outstanding under New Dawn’s credit facilities and designated the New Dawn entities as restricted subsidiaries for purposes of applicable indentures and credit agreements of ours and our subsidiaries. In connection with this repayment, we recognized a loss on early extinguishment of debt of $2.7 million in the fourth quarter of 2012, associated with the write-off of unamortized debt issuance costs.

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

Horizons Holdings Debt

On September 30, 2011, we began consolidating Horizons Holdings within our results (see Note 8—Investments—(b) Horizons Holdings). As of the date of consolidation, Horizons Holdings had a debt balance of $73.3 million which is included in long-term debt on our consolidated balance sheet at December 31, 2011. Horizons Holdings incurred the debt pursuant to a loan agreement with JSAT in August 2005 whereby JSAT loaned Horizons Holdings funds for the construction of the Horizons-2 satellite.

Description of Indebtedness

(a) Intelsat S.A.

Senior Notes due 2013

Intelsat S.A. had $353.6 million in aggregate principal amount of the Intelsat S.A. Notes outstanding at December 31, 2012. These notes bear interest at 6 1/2% annually and mature in November 2013. Based on our ability and intent to refinance the Intelsat S.A. Notes, as discussed in “Financing Commitment for Intelsat S.A. Senior Notes due 2013”, these notes are reflected as long-term debt, net of current portion on our consolidated balance sheet at December 31, 2012.

Interest is payable on the Intelsat S.A. Notes semi-annually on May 1 and November 1 of each year. Intelsat S.A. may redeem some or all of the Intelsat S.A. Notes at any time at the redemption prices set forth in the Intelsat S.A. Notes. The Intelsat S.A. Notes are senior unsecured obligations of Intelsat S.A. and rank equally with Intelsat S.A.’s other senior unsecured indebtedness.

(b) Intelsat Luxembourg

Senior Notes due 2017

Intelsat Luxembourg had $2.8 billion in aggregate principal amount of Senior Notes due 2017 (the “2017 Senior Notes”) outstanding at December 31, 2012. These notes bore interest at 7 7/8% on and prior to August 4, 2008, and bear interest at 11 1/4% after August 4, 2008. The notes mature in February of 2017. Interest is payable on the 2017 Senior Notes semi-annually on August 15 and February 15 of each year. The 2017 Senior Notes are senior unsecured obligations of Intelsat Luxembourg and rank equally with Intelsat Luxembourg’s other senior unsecured indebtedness. The 2017 Senior Notes are guaranteed by Intelsat S.A.

Senior PIK Election Notes due 2017

Intelsat Luxembourg had $2.5 billion in aggregate principal amount of Senior PIK Election Notes due 2017 (the “2017 PIK Notes”) outstanding at December 31, 2012. The notes mature in February of 2017. Interest on the 2017 PIK Notes is payable semi-annually on August 15 and February 15 of each year. The 2017 PIK Notes are senior unsecured obligations of Intelsat Luxembourg and rank equally with Intelsat Luxembourg’s other senior unsecured indebtedness. The 2017 PIK Notes are guaranteed by Intelsat S.A.

Intelsat Luxembourg had, at its option, the ability to elect to pay interest on the 2017 PIK Notes (i) entirely in cash, (ii) entirely in payment-in-kind (“PIK”) interest or (iii) 50% in cash and 50% in PIK interest, through February 15, 2013. After February 15, 2013, interest on the 2017 PIK Notes is payable in cash. Cash interest on the 2017 PIK Notes accrued at the rate of 7.53% on and prior to August 4, 2008, and accrues at 11 1/2% after August 4, 2008. In the periods in which we elected to pay PIK interest, the applicable PIK interest rate was the cash pay interest rate in effect during the period plus 100 basis points. Additionally, in the periods in which we elected to pay PIK interest, we increased the principal amount of the outstanding 2017 PIK Notes by the amount of PIK interest for the applicable interest payment period.

In August 2012 we made an election to pay interest on the 2017 PIK Notes entirely in cash for the interest period August 15, 2012 through February 15, 2013. For the interest periods beginning February 16, 2013, we are required to make all interest payments in cash.

(c) Intelsat Jackson

8 1/2% Senior Notes due 2019

Intelsat Jackson had $500.0 million in aggregate principal amount of its 8 1/2% Senior Notes due 2019 (the “2019 Jackson Notes”) outstanding at December 31, 2012. The 2019 Jackson Notes are guaranteed by Intelsat S.A., Intelsat Luxembourg and certain of Intelsat Jackson’s subsidiaries.

Interest is payable on the 2019 Jackson Notes semi-annually on May 1 and November 1. Intelsat Jackson may redeem some or all of the 2019 Jackson Notes at any time prior to November 1, 2014 at a price equal to 100% of the principal amount thereof plus the make-whole premium described in the notes. Thereafter, Intelsat Jackson may redeem some or all of the notes at the applicable redemption prices set forth in the notes.

The 2019 Jackson Notes are senior unsecured obligations of Intelsat Jackson and rank equally with Intelsat Jackson’s other senior unsecured indebtedness.

7 1/4% Senior Notes due 2020

Intelsat Jackson had $2.2 billion in aggregate principal amount of 2020 Jackson Notes outstanding at December 31, 2012. The 2020 Jackson Notes bear interest at 7 1/4% annually and mature in October 2020. These notes are guaranteed by Intelsat S.A., Intelsat Luxembourg and certain of Intelsat Jackson’s subsidiaries.

Interest is payable on the 2020 Jackson Notes semi-annually on April 15 and October 15. With the exception of the two options stated below, the 2020 Jackson Notes are not redeemable prior to October 15, 2015. Thereafter, Intelsat Jackson may redeem some or all of the notes at the applicable redemption prices set forth in the notes.

Intelsat Jackson may redeem some or all of the 2020 Jackson Notes at any time prior to October 15, 2015 at a price equal to 100% of the principal amount thereof plus the applicable premium described in the respective notes. Or Intelsat Jackson may redeem at its option some or all of the 2020 Jackson Notes at any time prior to October 15, 2013 for up to 35% of the aggregate principal amount of the 2020 Jackson Notes with the net cash proceeds of one or more equity offerings by Intelsat Jackson or its direct or indirect parent, under the conditions set forth in the notes.

7 1/4% Senior Notes due 2019 and 7 1/2% Senior Notes due 2021

Intelsat Jackson had $1.5 billion in aggregate principal amount of its 7 1/4% Senior Notes due 2019 (the “7 1/4% 2019 Jackson Notes”) and $1.15 billion aggregate principal amount of its 7 1/2% Senior Notes due 2021 (the “2021 Jackson Notes” and, together with the 7 1/4% 2019 Jackson Notes, the “New Jackson Notes”) outstanding at December 31, 2012. The New Jackson Notes are guaranteed by Intelsat S.A., Intelsat Luxembourg, and certain wholly-owned subsidiaries of Intelsat Jackson.

Interest is payable on the New Jackson Notes semi-annually on April 1 and October 1. Intelsat Jackson may redeem the 7 1/4% 2019 Jackson Notes and the 2021 Jackson Notes, in whole or in part, prior to April 1, 2015 and April 1, 2016, respectively, at a price equal to 100% of the principal amount plus the applicable premium described in the respective notes. Intelsat Jackson may redeem the 7 1/4% 2019 Jackson Notes and the 2021 Jackson Notes, in whole or in part, on or after April 1, 2015 and April 1, 2016, respectively, at redemption prices set forth in the respective notes. Or Intelsat Jackson may redeem up to 35% of the aggregate principal amount of the New Jackson Notes on or prior to April 1, 2014, with the net cash proceeds of one or more equity offerings by Intelsat Jackson or its direct or indirect parent, under the conditions set forth in the notes.

6 5/8% Senior Notes due 2022

Intelsat Jackson had $640.0 million in aggregate principal amount of the 2022 Intelsat Jackson Notes outstanding at December 31, 2012. The 2022 Intelsat Jackson Notes bear interest at 6 5/8% annually and mature in December 2022. These notes are guaranteed by Intelsat S.A. and Intelsat Luxembourg.

Interest is payable on the 2022 Intelsat Jackson Notes semi-annually on June 15 and December 15. With the exception of the two options stated below, the 2022 Intelsat Jackson Notes are not redeemable prior to December 15, 2017. Thereafter, Intelsat Jackson may redeem some or all of the 2022 Intelsat Jackson Notes at the applicable redemption prices set forth in the notes.

Intelsat Jackson may redeem some or all of the 2022 Intelsat Jackson Notes at any time prior to December 15, 2017 at a price equal to 100% of the principal amount thereof plus the applicable premium described in the notes. Intelsat Jackson may redeem up to 35% of the aggregate principal amount of the 2022 Intelsat Jackson Notes on or prior to December 15, 2015, with the net cash proceeds of one or more equity offerings by Intelsat Jackson or its direct or indirect parent, under the conditions set forth in the notes.

The 2022 Intelsat Jackson Notes are senior unsecured obligations of Intelsat Jackson and rank equally with Intelsat Jackson’s other senior unsecured indebtedness.

Intelsat Jackson Senior Unsecured Credit Agreement

Intelsat Jackson has a senior unsecured credit facility consisting of a senior unsecured term loan facility due 2014 with $195.2 million outstanding at December 31, 2012.

Borrowings under the Intelsat Jackson Senior Unsecured Credit Agreement bear interest at either (i) LIBOR plus 250 basis points or (ii) the Above Bank Rate (“ABR”), which is the rate for any day equal to the higher of (a) the Federal Funds Rate plus 50 basis points and (b) the rate of interest in effect for such day as its prime rate, plus 150 basis points.

Borrowings under the Intelsat Jackson Senior Unsecured Credit Agreement are prepayable at any time without premium or penalty. With respect to a change in control or asset sales, we are required to prepay all or part of the borrowings under the Intelsat Jackson Senior Unsecured Credit Agreement at a price in cash equal to 101% of the principal amount.

Borrowings under the Intelsat Jackson Senior Unsecured Credit Agreement are guaranteed by Intelsat S.A., Intelsat Luxembourg and all of Intelsat Jackson’s subsidiaries that guarantee the 2019 Jackson Notes and the 2020 Jackson Notes.

New Intelsat Jackson Senior Unsecured Credit Agreement

On July 1, 2008, Intelsat Jackson entered into the New Intelsat Jackson Senior Unsecured Credit Agreement, consisting of a senior unsecured term loan facility due 2014 with $810.9 million outstanding at December 31, 2012.

Borrowings under the New Intelsat Jackson Senior Unsecured Credit Agreement bear interest at either (i) LIBOR plus 300 basis points or (ii) the ABR plus 200 basis points. With respect to a change in control or asset sales, the New Intelsat Jackson Senior Unsecured Credit Agreement contains substantially the same prepayment provisions as the Intelsat Jackson Senior Unsecured Credit Agreement.

Borrowings under the New Intelsat Jackson Senior Unsecured Credit Agreement are guaranteed by Intelsat S.A., Intelsat Luxembourg and all of Intelsat Jackson’s subsidiaries that guarantee the 2019 Jackson Notes and the 2020 Jackson Notes.

Intelsat Jackson Senior Secured Credit Agreement

On January 12, 2011, Intelsat Jackson entered into a secured credit agreement (the “Intelsat Jackson Secured Credit Agreement”), which includes a $3.25 billion term loan facility maturing in April 2018 and a $500.0 million revolving credit facility with a five year maturity, and borrowed the full $3.25 billion under the term loan facility. The term loan facility requires regularly scheduled quarterly payments of principal equal to 0.25% of the original principal amount of the term loan beginning six months after January 12, 2011, with the remaining unpaid amount due and payable at maturity on April 2, 2018. Up to $350.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $70.0 million of the revolving credit facility is available for swingline loans. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. Intelsat Jackson is required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, at a rate per annum of 0.375%. As of December 31, 2012, Intelsat Jackson had $485.3 million (net of standby letters of credit) of availability remaining thereunder.

On October 3, 2012, Intelsat Jackson entered into an Amendment and Joinder Agreement (the “Jackson Credit Agreement Amendment”), which amended the Intelsat Jackson Secured Credit Agreement. As a result of the Jackson Credit Agreement Amendment, interest rates for borrowings under the term loan facility and the revolving credit facility are (i) LIBOR plus 3.25%, or (ii) the ABR plus 2.25%. Following the Jackson Credit Agreement Amendment, the interest rate may decrease to LIBOR plus 3.00% or ABR plus 2.00% based on the corporate family rating of Intelsat Jackson from Moody’s Investors Service, Inc. LIBOR and the ABR, plus the applicable margins, are determined as specified in the Intelsat Jackson Secured Credit Agreement, as amended by the Jackson Credit Agreement Amendment, and LIBOR will not be less than 1.25% per annum.

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

The Intelsat Jackson Secured Credit Agreement includes two financial covenants. Intelsat Jackson must maintain a consolidated secured debt to consolidated EBITDA ratio of less than or equal to 3.50 to 1.00 at the end of each fiscal quarter as well as a consolidated EBITDA to consolidated interest expense ratio of greater than or equal to 1.75 to 1.00 at the end of each fiscal quarter, in each case as such financial measures are defined in the Intelsat Jackson Secured Credit Agreement. Intelsat Jackson was in compliance with these financial maintenance covenant ratios with a consolidated secured debt to consolidated EBITDA ratio of 1.51 to 1.00 and a consolidated EBITDA to consolidated interest expense ratio of 2.92 to 1.00 as of December 31, 2012.

(d) Horizons Holdings

Horizons Holdings had $48.8 million in aggregate principal amount of the Horizons 2 Loan Agreement outstanding at December 31, 2012. These notes bear interest at LIBOR plus 0.6%. Horizons Holdings’ obligations under the loan agreement are secured by a security interest in substantially all of the assets of Horizons Holdings, Horizons-1 and Horizons-2. Payments on the Horizons 2 Loan Agreement are made semi-annually in March and September in equal installments. As of December 31, 2012, four semi-annual payments remain on the Horizons 2 Loan Agreement, which will be fully repaid in September 2014.

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

As of December 31, 2012, we held interest rate swaps with aggregate notional amounts of $731.4 million and $1.6 billion which mature in March 2013 and January 2016, respectively. These swaps were entered into, as further described below, to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities, but have not been designated as hedges for accounting purposes. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest. On the interest rate reset date of December 14, 2012, the interest rate which the counterparties utilized to compute interest due to us was determined to be 0.31%.

Additionally, New Dawn had a floating-to-fixed interest rate swap to hedge future interest payments on its senior and mezzanine term loan facilities. The interest rate swap had an effective date of July 7, 2011, maturing on July 7, 2014, with a notional amount of $65.5 million for the mezzanine loan and varying notional amounts for the senior loan. We received an interest rate of three-month LIBOR and paid a fixed coupon of 3.72%. On the interest rate reset date of July 5, 2012, the interest rate which the counterparties utilized to compute interest due to us was 0.46%. This swap was undesignated as a hedge for accounting purposes. In July 2012, in conjunction with the prepayment of $112.2 million of New Dawn debt made out of restricted cash, we settled $69.0 million notional amount under the New Dawn interest rate swap associated with the senior term loan facilities for $4.1 million (see Note 10—Long-Term Debt—New Dawn Credit Facilities). On October 5, 2012, in conjunction with the repayment of the remaining New Dawn debt related to the New Dawn Equity Purchase (see Note 8(c)—Investments—New Dawn), we made a $5.3 million termination payment to the respective counterparties on New Dawn’s interest rate swap agreement, effectively settling the remaining notional amount.

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

All of our interest rate swaps were undesignated as of December 31, 2012. The swaps are marked-to-market quarterly with any change in fair value recorded within losses on derivative financial instruments in our consolidated statements of operations. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of our derivatives. The fair value measurement of derivatives could result in either a net asset or a net liability position for us. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting arrangements as applicable and necessary. When the swaps are in a net liability position for us, the credit valuation adjustments are calculated by determining the total expected exposure of the derivatives, incorporating the current and potential future exposures and then applying an applicable credit spread to the exposure. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. The inputs utilized for our own credit spread are based on implied spreads from traded levels of our debt. Accordingly, as of December 31, 2012 we recorded a non-cash credit valuation adjustment of approximately $5.3 million as a reduction to our liability.

Put Option Embedded Derivative Instrument

On the date of issuance of the 2015 Intelsat Sub Holdco Notes, Series B, we determined that these debt instruments contained a contingent put option clause within the host contract, which afforded the holders of the notes the option to require the issuer to repurchase such notes at 101% of their principal amount in the event of a change of control, as defined in the indenture governing the notes. In our evaluation of the financing arrangement, we concluded that the contingent put option required bifurcation in accordance with current accounting standards under FASB ASC 815. We therefore bifurcated the contingent put option and carried it as a derivative liability at fair value. We estimated the fair value of the derivative on the date of inception using a standard valuation technique, which places the most significant emphasis upon the estimated date and probability of a change of control and incorporated the issue price, maturity date and change of control put price. We subsequently revalued the derivative at the end of each reporting period, recognizing any change in fair value through earnings. The fair value of the embedded derivative was calculated as $4.3 million at December 31, 2010. As of May 5, 2011, we redeemed the entire $400 million aggregate principal amount outstanding of the 2015 Intelsat Sub Holdco Notes, Series B. Therefore, we derecognized the embedded derivative liability and the value at December 31, 2011 was $0. We recorded a gain of $4.3 million included in losses on derivative financial instruments in our consolidated statement of operations during the year ended December 31, 2011 to adjust the fair market value of the put option embedded derivative to $0.

The following table sets forth the fair value of our derivatives by category (in thousands):

		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	December 31, 2011	December 31, 2012
Undesignated interest rate swaps	Other current liabilities	$14,828	$7,246
Undesignated interest rate swaps	Other long-term liabilities	80,690	67,318

Total derivatives		$95,518	$74,564

The following table sets forth the effect of the derivative instruments on the consolidated statements of operations (in thousands):

Derivatives not designated as hedging instruments	Presentation in Statements of Operations	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
Undesignated interest rate swaps	Losses on derivative financial instruments	$99,814	$28,930	$39,935
Put option embedded derivative	Losses on derivative financial instruments	(10,305)	(4,295)	—

Total losses on derivative financial instruments		$89,509	$24,635	$39,935

Note 12	Income Taxes

The following table summarizes our total loss before income taxes (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
Domestic loss before income taxes	$(446,738)	$(565,768)	$(623,121)
Foreign income (loss) before income taxes	(87,409)	76,381	458,489

Total loss before income taxes	$(534,147)	$(489,387)	$(164,632)

The change between our pre-tax domestic and foreign income (loss) for the year ended December 31, 2011 as compared to 2012 is due primarily to the 2011 Reorganization.

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
Current income tax provision (benefit)
Domestic	$(5,097)	$1,162	$1,019
Foreign	23,942	23,011	41,242

Total	18,845	24,173	42,261

Deferred income tax benefit
Foreign	(45,223)	(79,566)	(61,889)

Total	(45,223)	(79,566)	(61,889)

Total income tax benefit	$(26,378)	$(55,393)	$(19,628)

The income tax provision (benefit) was different from the amount computed using the Luxembourg statutory income tax rate of 28.80% for the reasons set forth in the following table (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
Expected tax benefit at Luxembourg statutory income tax rate	$(152,239)	$(140,944)	$(47,415)
Foreign income tax differential	(166)	27,626	33,118
Nontaxable interest income	(45,482)	(102,758)	(136,478)
U.S. extraterritorial income exclusion tax benefit	(1,194)	(208)	(37,597)
U.S. extraterritorial income exclusion tax benefit—prior period adjustment	7,048	—	—
Change in tax rate	(7,948)	716	—
Medicare Part D subsidy	2,891	—	—
Changes in unrecognized tax benefits	(17,345)	(5,087)	1,756
Fair market value basis adjustment on Luxembourg assets and liabilities	(106,477)	—	—
Changes in valuation allowance	297,365	173,564	173,374
Tax effect of 2011 Intercompany Sale	—	(6,272)	(6,416)
Other	(2,831)	(2,030)	30

Total income tax benefit	$(26,378)	$(55,393)	$(19,628)

Based on recent U.S. Internal Revenue Service guidance, we recorded a $37.6 million additional benefit related to U.S. extraterritorial income which was excluded in prior years.

Because of our cumulative losses in recent years and the inherent uncertainty associated with the realization of future income in the near term, we have recorded a valuation allowance against our Luxembourg net deferred tax assets at December 31, 2011 and 2012. In December 2012, Luxembourg enacted a tax rate change increasing the tax rate from 28.8% to 29.22%. The effective date of the enacted tax rate change is January 1, 2013. Due to the full valuation allowance on our Luxembourg net deferred tax assets, the rate change did not affect our tax expense. Our Luxembourg net operating loss includes the effect of Luxembourg GAAP to US GAAP differences, primarily related to fair value adjustments attributable to our Luxembourg Migration on December 15, 2009 and the 2011 Reorganization.

The following table details the composition of the net deferred tax balances as of December 31, 2011 and 2012 (in thousands).

	As of December 31, 2011	As of December 31, 2012

Current deferred taxes, net	$26,058	$94,779
Long-term deferred taxes, net	(265,181)	(286,673)
Other assets	7,407	7,957

Net deferred taxes	$(231,716)	$(183,937)

The components of the net deferred tax liability were as follows (in thousands):

	As of December 31, 2011	As of December 31, 2012
Deferred tax assets:
Accruals and advances	$37,592	$35,801
Amortizable intangible assets	447,839	516,562
Non-amortizable intangible assets	85,219	30,588
Performance incentives	35,984	29,653
Customer deposits	56,605	50,833
Bad debt reserve	1,668	4,113
Accrued retirement benefits	116,130	100,748
Interest rate swap	14,999	3,562
Satellites and other property and equipment	125,422	337,476
Disallowed interest expense carryforward	27,653	88,192
Net operating loss carryforward	626,507	1,066,812
Capital loss carryforward	22,680	22,259
Tax credits	16,345	20,644
Other	22,857	60,137

Total deferred tax assets	1,637,500	2,367,380

Deferred tax liabilities:
Satellites and other property and equipment	(79,706)	(64,700)
Amortizable intangible assets	(35,612)	(34,958)
Non-amortizable intangible assets	(268,087)	(267,965)
Tax basis differences in investments and affiliates	(273,281)	(238,859)
Other	(8,008)	(2,783)

Total deferred tax liabilities	(664,694)	(609,265)

Valuation allowance	(1,204,522)	(1,942,052)

Total net deferred tax liabilities	$(231,716)	$(183,937)

As of December 31, 2011 and 2012, our consolidated balance sheets included a deferred tax asset in the amount of $626.5 million and $1.1 billion, respectively, attributable to the future benefit from the utilization of certain net operating loss carryforwards and $16.3 million and $20.6 million of deferred tax assets, respectively, attributable to the future benefit from the utilization of tax credit carryforwards. As of December 31, 2012, we had tax effected U.S. federal, state and other foreign tax net operating loss carryforwards of $125.6 million expiring, for the most part, between 2017 and 2032 and tax effected Luxembourg net operating loss carryforwards of $941.2 million without expiration. These Luxembourg net operating loss carryforwards were caused primarily by our interest expense. Our alternative minimum tax credit carryforward of $17.8 million may be carried forward indefinitely and the $2.9 million research and development credit may be carried forward to 2016. Our capital loss carry forward was $22.3 million, which may be carried forward for the next one to four years to offset capital gains. As we do not believe we will generate capital gains sufficient to offset this capital loss carryforward in the next one to four years, an offsetting valuation allowance has been recorded.

Our valuation allowance as of December 31, 2012 was $1.9 billion, of which $22.3 million relates to our capital loss carryforwards. In October 2012, we completed the sale of the U.S. Administrative Headquarters Property in Washington, D.C. and subsequently entered into an agreement to lease space in McLean, Virginia, beginning in mid-2014, for the New U.S. Administrative Headquarters. As a result, we recorded a valuation allowance of $19.3 million against the Washington, D.C. net operating loss carry forwards that are expected to expire unused after the move from Washington, D.C. to McLean, Virginia. Almost all of the remaining valuation allowance relates to net operating loss carryforwards and deferred tax assets created by differences between US GAAP and Luxembourg tax basis. Certain operations of our subsidiaries are controlled by various intercompany agreements which provide these subsidiaries with predictable operating profits. Other subsidiaries, principally Luxembourg subsidiaries, are subject to the risks of our overall business conditions which make their earnings less predictable.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	2011	2012
Balance at January 1	$71,981	$64,767
Increases related to current year tax positions	3,665	3,593
Increases related to prior year tax positions	5,064	3,580
Decreases related to prior year tax positions	(14,259)	(3,177)
Expiration of statute of limitations for the assessment of taxes	(1,684)	(1,748)

Balance at December 31	$64,767	$67,015

As of December 31, 2012, our gross unrecognized tax benefits were $67.0 million (including interest and penalties), of which $48.4 million if recognized, would affect our effective tax rate. As of December 31, 2011 and 2012, we had recorded reserves for interest and penalties of $8.6 million and $11.6 million, respectively. We continue to recognize interest and, to the extent applicable, penalties with respect to the unrecognized tax benefits as income tax expense.

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

Tax Contingency

Prior to August 20, 2004, our subsidiary, Intelsat Corp, joined with The DIRECTV Group and General Motors Corporation in filing a consolidated U.S. federal income tax return. In April 2004, Intelsat Corp entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among Intelsat Corp and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify Intelsat Corp for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from Intelsat Corp regarding any liability for the federal or consolidated state or local income taxes of General Motors Corporation and The DIRECTV Group, except those income taxes Intelsat Corp is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corp for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of the PanAmSat recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, Intelsat Corp’s tax exposure after indemnification related to these periods is capped at $15.0 million, of which $4.0 million has been paid to date. The tax separation agreement with The DIRECTV Group is effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates. As of December 31, 2011 and 2012, we had a tax indemnification receivable of $2.3 million.

Note 13	Contractual Commitments

In the further development and operation of our commercial global communications satellite system, significant additional expenditures are anticipated. In connection with these and other expenditures, we have assumed a significant amount of long-term debt, as described in Note 10—Long-Term Debt. In addition to these debt and related interest obligations, we have expenditures represented by other contractual commitments. The additional expenditures as of December 31, 2012 and the expected year of payment are as follows (in thousands):

	Satellite Construction and Launch Obligations	Satellite Performance Incentive Obligations	Operating Leases	Sublease Rental Income	Customer and Vendor Contracts	Total
2013	$375,760	$37,951	$12,885	$(46)	$124,745	$551,295
2014	189,508	31,777	8,098	(40)	19,802	249,145
2015	96,821	28,883	12,928	(41)	11,579	150,170
2016	55,740	26,733	13,086	(71)	4,476	99,964
2017	29,340	25,092	12,143	—	1,396	67,971
2018 and thereafter	137,674	145,506	143,695	—	864	427,739

Total contractual commitments	$884,843	$295,942	$202,835	$(198)	$162,862	$1,546,284

(a) Satellite Construction and Launch Obligations

As of December 31, 2012, we had approximately $884.8 million of expenditures remaining under our existing satellite construction and launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of December 31, 2012, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

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

Within satellite construction launch obligations there are annual performance incentive obligations related to the IS-27 satellite, which experienced a launch failure on February 1, 2013. We expect that a portion of the insurance proceeds from the claim will be used to pay the performance incentive obligation related to the IS-27 satellite (see Note 7(b)—Satellites and Other Property and Equipment—Satellite Launches).

(b) Satellite Performance Incentive Obligations

Satellite construction contracts also typically require that we make orbital incentive payments (plus interest as defined in each agreement with the satellite manufacturer) over the orbital life of the satellite. The incentive obligations may be subject to reduction or refund if the satellite fails to meet specific technical operating standards. As of December 31, 2012, we had $295.9 million recorded in relation to satellite performance incentive obligations, including future interest payments.

(c) Operating Leases

We have commitments for operating leases primarily relating to equipment and office facilities, including the New U.S. Administrative Headquarters, for which we entered into an agreement on November 30, 2012, to lease space in a building to be constructed in McLean, Virginia. The obligation and timing of the New U.S. Administrative Headquarters lease payments are contingent upon the completion of the building and office space. Further, if the building and office space is not complete by the appointed time in 2014, we will continue to lease space at the U.S. Administrative Headquarters Property in Washington, D.C. Leases related to equipment and office facilities contain rental escalation provisions for increases. As of December 31, 2012, the total obligation related to operating leases, net of sublease income on leased facilities and rental income, was $202.6 million. Rental income and sublease income are included in other income (expense), net in the accompanying consolidated statements of operations.

Total rent expense for the years ended December 31, 2010, 2011 and 2012, was $6.1 million, $4.9 million and $7.0 million, respectively.

(d) Customer and Vendor Contracts

We have contracts with certain customers that require us to provide equipment, services and other support during the term of the related contracts. We also have long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of December 31, 2012, we had commitments under these customer and vendor contracts which totaled approximately $162.9 million related to the provision of equipment, services and other support.

Note 14	Contingencies

(a) Insurance

As of December 31, 2012, the majority of our in-orbit satellites were uninsured. An uninsured failure of one or more satellites could have a material adverse effect on our financial condition and results of operations. In addition, higher premiums on insurance policies would increase our costs, thereby reducing income from operations by the amount of such increased premiums.

(b) Litigation and Claims

We are subject to litigation in the ordinary course of business. Management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

(c) LCO Protection

Most of the customer service commitments entered into prior to our privatization were transferred to us pursuant to novation agreements. Certain of these agreements contain provisions, including provisions for lifeline connectivity obligation (“LCO”) protection, which constrain our ability to price services in some circumstances. Our LCO contracts require us to provide customers with the right to renew their service commitments covered by LCO contracts at prices no higher than the prices charged for those services on the privatization date. Under some circumstances, we may also be required by an LCO contract to reduce the price for a service commitment covered by the contract. LCO protection may continue until July 18, 2013. As of December 31, 2012, we had approximately $65.9 million of backlog (less than 1% of total backlog) covered by LCO contracts, and to date we have not been required to reduce prices for our LCO-protected service commitments. There can be no assurance that we will not be required to reduce prices in the future under our LCO commitments.

(d) Loss Contingency

Our indirect parent, Intelsat Global Holdings, entered into an agreement pursuant to which an independent third party made an investment commitment to us. This commitment was subject to certain terms and conditions and had a fixed duration. We previously loaned $10.0 million to Intelsat Global Holdings in connection with a fee paid to the third party under this agreement. The commitment expired on October 1, 2012 and the investment was not consummated. We recorded a $20.0 million pretax charge plus associated costs and expenses of $1.0 million in the third quarter of 2012 within other income (expense), net in the accompanying consolidated statement of operations. The charge consisted of the $10.0 million previously loaned to Intelsat Global Holdings, an additional $10.0 million that was loaned to Intelsat Global Holdings in the third quarter of 2012 and paid to the third party upon expiration of the commitment, and $1.0 million for related costs and expenses.

(e) WildBlue Litigation

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

We earn revenue primarily by providing services over satellite transponder capacity to our customers. Our customers generally obtain satellite capacity services from us by placing an order pursuant to one of several master customer service agreements. Our customer agreements also cover services that we procure from third parties and resell, which we refer to as off-network services. These services can include transponder services and other satellite-based transmission services in frequencies not available on our network. Under the category off-network and other revenues, we also include revenues from consulting and other services.

The geographic distribution of our revenue was as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
North America	46%	47%	46%
Europe	16%	16%	16%
Africa and Middle East	18%	17%	16%
Latin America and Caribbean	13%	14%	15%
Asia Pacific	7%	6%	7%

Approximately 4% of our revenue was derived from our largest customer during each of the years ended December 31, 2010, 2011 and 2012. The ten largest customers accounted for approximately 27%, 27% and 25% of our revenue for the years ended December 31, 2010, 2011 and 2012, respectively.

Our revenues were derived from the following services, with Off-Network and Other Revenues shown separately from On-Network Revenues (in thousands, except percentages):

	Year Ended December 31, 2010		Year Ended December 31, 2011		Year Ended December 31, 2012
On-Network Revenues
Transponder services	1,839,047	72%	1,907,768	74%	1,950,230	75%
Managed services	310,233	12%	282,386	11%	276,024	11%
Channel	119,924	5%	104,981	4%	91,805	4%

Total on-network revenues	2,269,204	89%	2,295,135	89%	2,318,059	89%
Off-Network and Other Revenues
Transponder, MSS and other off-network services	233,293	9%	237,020	9%	234,143	9%
Satellite-related services	42,155	1%	56,271	2%	57,950	2%

Total off-network and other revenues	275,448	11%	293,291	11%	292,093	11%

Total	$2,544,652	100%	$2,588,426	100%	$2,610,152	100%

Note 16	Related Party Transactions

(a) Shareholders’ Agreement

The shareholders of Intelsat Global entered into shareholders’ agreements on February 4, 2008. The shareholders’ agreements were assigned to Intelsat Global Holdings by amendments effective as of March 30, 2012. The shareholders’ agreements and the articles of incorporation of Intelsat Global Holdings provide, among other things, for the governance of Intelsat Global Holdings and its subsidiaries and provide specific rights to and limitations upon the holders of Intelsat Global Holdings’ share capital with respect to shares held by such holders.

(b) Monitoring Fee Agreements

Intelsat Luxembourg, our direct wholly-owned subsidiary, has a monitoring fee agreement dated February 4, 2008 (the “2008 MFA”) with BC Partners Limited and Silver Lake Management Company III, LLC, (together, the “2008 MFA Parties”), pursuant to which the 2008 MFA Parties provide certain monitoring, advisory and consulting services to Intelsat Luxembourg. We recorded expense for services associated with the 2008 MFA of $24.7 million, $24.9 million and $25.1 million for the years ended December 31, 2010, 2011 and 2012, respectively.

(c) Ownership by Management

Certain directors, officers and key employees of Intelsat Global Holdings and its subsidiaries hold restricted shares, options and SCAs of Intelsat Global Holdings (see Note 4—Share-based and Other Compensation). In the aggregate, these shares and arrangements outstanding as of December 31, 2012 comprise approximately 12.3% of the voting equity of Intelsat Global Holdings on a fully diluted basis.

(d) Horizons Holdings

We have a 50% ownership interest in Horizons Holdings as a result of a joint venture with JSAT (see Note 8(b)—Investments—Horizons Holdings).

(e) New Dawn

We had a 74.9% ownership interest in New Dawn as a result of the New Dawn Project Agreement with Convergence Partners. On October 5, 2012 we purchased the remaining ownership interest from Convergence Partners (see Note 8(c)—Investments—New Dawn).

(f) WP Com

We have a 49% ownership interest in WP Com as a result of a joint venture with Corporativo (see Note 8(d)—Investments—WP Com).

(g) Receivables from Parents

We had receivables from our indirect parent entities as of December 31, 2011 and 2012 of $16.8 million and $36.6 million, respectively (see Note 6—Receivables).

Note 17	Quarterly Results of Operations (in thousands, unaudited)

	Quarter Ended
2011	March 31	June 30	September 30	December 31
Revenue	$640,188	$642,446	$652,881	$652,911
Income from operations	290,278	271,364	292,249	315,092
Net loss	(215,758)	(214,482)	(2,109)	(1,645)
Net loss attributable to Intelsat S.A.	(215,598)	(213,368)	(442)	(3,480)

	Quarter Ended
2012	March 31	June 30	September 30	December 31
Revenue	$644,169	$638,668	$654,946	$672,368
Income from operations	291,464	281,556	301,118	311,713
Net loss	(24,268)	(83,627)	(34,402)	(2,706)
Net loss attributable to Intelsat S.A.	(24,449)	(84,009)	(34,483)	(3,701)

The quarter ended March 30, 2011 includes a $168.2 million loss on early extinguishment of debt recognized in connection with the repayment of debt in the 2011 Secured Loan Refinancing and the 2011 Notes Redemptions. The quarter ended June 30, 2011 includes a $158.0 million loss on early extinguishment of debt related to the repayment of debt in connection with the 2011 Intelsat Jackson Notes Offering, and the subsequent tender offers and additional redemptions. The quarter ended September 30, 2011 includes a $20.2 million loss from previously unconsolidated affiliates for a charge as a result of the remeasurement of our investment in Horizons Holdings to fair value upon the consolidation of the joint venture on September 30, 2011 (see Note 8(b)—Investments—Horizons Holdings). In addition, we recorded a $7.4 million income tax benefit in the quarter ended September 30, 2011, related to this change.

The quarter ended June 30, 2012 includes a $43.4 million loss on early extinguishment of debt related to the repayment of debt in connection with the 2012 Intelsat Jackson Notes Offering, Tender Offers and Redemptions. The quarter ended September 30, 2012 includes a $20.0 million pre-tax charge plus $1.0 million of associated costs and expenses in connection with the expiration of an unconsummated third-party investment commitment. The quarter ended December 31, 2012 includes a $24.3 million loss on early extinguishment of debt related to the repayment of debt in connection with the 2012 Intelsat Jackson Notes Offering, Tender Offers and Redemptions.

Note 18	Supplemental Consolidating Financial Information

On February 4, 2008, Intelsat Jackson issued approximately $1.3 billion of the 2016 Jackson 11 1/4% Notes. The 2016 Jackson 11 1/4% Notes were fully and unconditionally guaranteed, jointly and severally, by Intelsat S.A. and Intelsat Luxembourg. The 2016 Jackson 11 1/4% Notes were not guaranteed by any of Intelsat Jackson’s direct or indirect subsidiaries. As of December 31, 2012, the 2016 Jackson 11 1/4% Notes have been fully repaid with proceeds from the 2012 Intelsat Jackson tender offers and redemptions (see Note 10—Long-Term Debt—2012 Intelsat Jackson Notes Offerings, Tender Offers and Redemptions).

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

Other comprehensive loss for the years ended December 31, 2010, 2011 and 2012 was $8.1 million, $35.0 million and $6.9 million, respectively. Other comprehensive loss is fully attributable to the subsidiaries of Intelsat Jackson.

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents, net of restricted cash	$42	$91	$2,271	$185,042	$—	$187,446
Receivables, net of allowance	23	4	369	318,409	—	318,805
Deferred income taxes	—	—	—	94,779	—	94,779
Prepaid expenses and other current assets	525	—	50	38,133	—	38,708
Intercompany receivables	—	6,838	—	3,064,146	(3,070,984)	—

Total current assets	590	6,933	2,690	3,700,509	(3,070,984)	639,738

Satellites and other property and equipment, net	—	—	—	6,355,192	—	6,355,192
Goodwill	—	—	—	6,780,827	—	6,780,827
Non-amortizable intangible assets	—	—	—	2,458,100	—	2,458,100
Amortizable intangible assets, net	—	—	—	651,087	—	651,087
Investment in affiliates	(403,929)	5,085,233	17,963,969	1,010	(22,645,273)	1,010
Other assets	9,064	84,402	111,836	210,465	—	415,767

Total assets	$(394,275)	$5,176,568	$18,078,495	$20,157,190	$(25,716,257)	$17,301,721

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,289	$—	$575	$189,808	$—	$192,672
Accrued interest payable	3,830	227,953	133,335	2,558	—	367,676
Current portion of long-term debt	—	—	32,180	24,418	—	56,598
Deferred satellite performance incentives	—	—	—	21,479	—	21,479
Other current liabilities	—	—	7,244	149,537	—	156,781
Intercompany payables	504,460	—	2,566,524	—	(3,070,984)	—

Total current liabilities	510,579	227,953	2,739,858	387,800	(3,070,984)	795,206
Long-term debt, net of current portion	328,238	5,307,986	10,186,086	24,418	—	15,846,728
Deferred satellite performance incentives, net of current portion	—	—	—	172,663	—	172,663
Deferred revenue, net of current portion	—	—	—	834,161	—	834,161
Deferred income taxes	—	—	—	286,673	—	286,673
Accrued retirement benefits	—	—	—	299,187	—	299,187
Other long-term liabilities	—	41,760	67,318	191,117	—	300,195

Noncontrolling interest	—	—	—	—	—	—

Shareholder’s equity (deficit):
Ordinary shares	5,000	669,036	4,322,473	8,773,388	(13,764,897)	5,000
Other shareholder’s equity (deficit)	(1,238,092)	(1,070,167)	762,760	9,187,783	(8,880,376)	(1,238,092)

Total liabilities and shareholder’s equity	$(394,275)	$5,176,568	$18,078,495	$20,157,190	$(25,716,257)	$17,301,721

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

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2012

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated

Revenue	$—	$—	$20,528	$2,610,173	$(20,549)	$2,610,152

Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	—	—	—	436,427	(20,527)	415,900
Selling, general and administrative	3,785	25,264	1,239	173,297	(22)	203,563
Depreciation and amortization	—	—	17,104	747,799	—	764,903
Losses on derivative financial instruments	—	—	37,963	1,972	—	39,935

Total operating expenses	3,785	25,264	56,306	1,359,495	(20,549)	1,424,301

Income (loss) from operations	(3,785)	(25,264)	(35,778)	1,250,678	—	1,185,851
Interest (income) expense, net	63,342	610,771	804,970	(212,270)	—	1,266,813
Loss on early extinguishment of debt	—	—	(67,709)	(5,833)	—	(73,542)
Subsidiary income (loss)	(58,503)	587,568	1,496,033	—	(2,025,098)	—
Other income (expense), net	(13)	(1)	(8)	10,894	(21,000)	(10,128)

Income (loss) before income taxes	(125,643)	(48,468)	587,568	1,468,009	(2,046,098)	(164,632)
Benefit from income taxes	—	—	—	(19,628)	—	(19,628)

Net income (loss)	(125,643)	(48,468)	587,568	1,487,637	(2,046,098)	(145,004)
Net income attributable to noncontrolling interest	—	—	—	(1,639)	—	(1,639)

Net income (loss) attributable to Intelsat S.A.	$(125,643)	$(48,468)	$587,568	$1,485,998	$(2,046,098)	$(146,643)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated

Revenue	$5,221	$—	$—	$2,588,443	$(5,238)	$2,588,426

Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	—	—	—	422,398	(5,219)	417,179
Selling, general and administrative	5,691	25,302	955	176,260	(19)	208,189
Depreciation and amortization	—	—	—	769,440	—	769,440
Losses on derivative financial instruments	—	—	24,265	370	—	24,635

Total operating expenses	5,691	25,302	25,220	1,368,468	(5,238)	1,419,443

Income (loss) from operations	(470)	(25,302)	(25,220)	1,219,975	—	1,168,983
Interest expense, net	72,915	612,560	593,975	30,034	—	1,309,484
Loss on early extinguishment of debt	(78,960)	—	(28,963)	(218,260)	—	(326,183)
Subsidiary income (loss)	(280,553)	369,951	1,018,107	—	(1,107,505)	—
Loss from previously unconsolidated affiliates	—	—	—	(24,658)	—	(24,658)
Other income (expense), net	10	(1)	2	1,944	—	1,955

Income (loss) before income taxes	(432,888)	(267,912)	369,951	948,967	(1,107,505)	(489,387)
Benefit from income taxes	—	—	—	(55,393)	—	(55,393)

Net income (loss)	(432,888)	(267,912)	369,951	1,004,360	(1,107,505)	(433,994)
Net loss attributable to noncontrolling interest	—	—	—	1,106	—	1,106

Net income (loss) attributable to Intelsat S.A.	$(432,888)	$(267,912)	$369,951	$1,005,466	$(1,107,505)	$(432,888)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated

Revenue	$—	$—	$—	$2,544,652	$—	$2,544,652

Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	—	—	—	413,400	—	413,400
Selling, general and administrative	4,054	25,204	376	190,573	—	220,207
Depreciation and amortization	—	—	—	798,817	—	798,817
Impairment of asset value	—	—	—	110,625	—	110,625
Losses on derivative financial instruments	—	—	35,942	53,567	—	89,509

Total operating expenses	4,054	25,204	36,318	1,566,982	—	1,632,558

Income (loss) from operations	(4,054)	(25,204)	(36,318)	977,670	—	912,094
Interest expense, net	123,482	611,213	331,155	313,169	—	1,379,019
Loss on early extinguishment of debt	—	—	—	(76,849)	—	(76,849)
Subsidiary income (loss)	(415,901)	234,134	550,951	—	(369,184)	—
Other income, net	—	—	—	9,627	—	9,627

Income (loss) before income taxes	(543,437)	(402,283)	183,478	597,279	(369,184)	(534,147)
Provision for (benefit from) income taxes	(37,985)	(14,090)	(50,656)	76,353	—	(26,378)

Net income (loss)	(505,452)	(388,193)	234,134	520,926	(369,184)	(507,769)
Net loss attributable to noncontrolling interest	—	—	—	2,317	—	2,317

Net income (loss) attributable to Intelsat S.A.	$(505,452)	$(388,193)	$234,134	$523,243	$(369,184)	$(505,452)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated

Cash flows from operating activities:	$(29,189)	$(626,653)	$(95,276)	$1,583,730	$—	$832,612

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	—	(866,016)	—	(866,016)
Proceeds from sale of building, net of fees	—	—	—	82,415	—	82,415
Disbursements for intercompany loans	—	—	—	(269,692)	269,692	—
Loan to affiliated party	—	—	—	(11,000)	—	(11,000)
Investment in subsidiaries	(5,548)	—	(57,711)	—	63,259	—
Dividend from affiliates	32,481	658,318	549,712	—	(1,240,511)	—

Net cash provided by (used in) investing activities	26,933	658,318	492,001	(1,064,293)	(907,560)	(794,601)

Cash flows from financing activities:
Repayments of long-term debt	—	—	(2,364,508)	(110,303)	—	(2,474,811)
Proceeds from issuance of long-term debt	—	—	2,451,521	—	—	2,451,521
Proceeds from intercompany borrowing	1,800	—	267,892	—	(269,692)	—
Debt issuance costs	—	—	(27,384)	—	—	(27,384)
Payment of premium on early extinguishment of debt	—	—	(65,920)	—	—	(65,920)
Principal payments on deferred satellite performance incentives	—	—	—	(15,969)	—	(15,969)
Capital contribution from parent	—	—	—	63,259	(63,259)	—
Dividends to shareholders	—	(32,481)	(658,318)	(549,712)	1,240,511	—
Capital contribution from noncontrolling interest	—	—	—	12,209	—	12,209
Dividends paid to noncontrolling interest	—	—	—	(8,838)	—	(8,838)

Repurchase of redeemable noncontrolling interest	—	—	—	(8,744)	—	(8,744)

Net cash provided by (used in) financing activities	1,800	(32,481)	(396,717)	(618,098)	907,560	(137,936)

Effect of exchange rate changes on cash and cash equivalents	(13)	(1)	(6)	(7,309)	—	(7,329)

Net change in cash and cash equivalents	(469)	(817)	2	(105,970)	—	(107,254)
Cash and cash equivalents, beginning of period	511	908	2,269	291,012	—	294,700

Cash and cash equivalents, end of period	$42	$91	$2,271	$185,042	$—	$187,446

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

On October 3, 2012, Intelsat Jackson completed an offering of $640.0 million aggregate principal amount of the 2022 Intelsat Jackson Notes. The 2022 Intelsat Jackson Notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat S.A., Intelsat Luxembourg and the Subsidiary Guarantors.

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

Other comprehensive loss for the years ended December 31, 2010, 2011 and 2012 was $8.1 million, $35.0 million and $6.9 million, respectively. Other comprehensive loss is fully attributable to the Subsidiary Guarantors, which are consolidated within Intelsat Jackson as well.

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents, net of restricted cash	$42	$91	$133,379	$131,107	$53,934	$(131,107)	$187,446
Receivables, net of allowance	23	4	229,667	229,298	89,111	(229,298)	318,805
Deferred income taxes	—	—	92,806	92,806	1,973	(92,806)	94,779
Prepaid expenses and other current assets	525	—	27,871	27,821	12,923	(30,432)	38,708
Intercompany receivables	—	6,838	612,341	3,178,865	—	(3,798,044)	—

Total current assets	590	6,933	1,096,064	3,659,897	157,941	(4,281,687)	639,738

Satellites and other property and equipment, net	—	—	6,111,636	6,111,636	259,650	(6,127,730)	6,355,192
Goodwill	—	—	6,780,827	6,780,827	—	(6,780,827)	6,780,827
Non-amortizable intangible assets	—	—	2,458,100	2,458,100	—	(2,458,100)	2,458,100
Amortizable intangible assets, net	—	—	651,087	651,087	—	(651,087)	651,087
Investment in affiliates	(403,878)	5,085,284	213,001	213,001	10	(5,106,408)	1,010
Other assets	9,064	84,402	296,410	184,574	20,138	(178,821)	415,767

Total assets	$(394,224)	$5,176,619	$17,607,125	$20,059,122	$437,739	$(25,584,660)	$17,301,721

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,289	$—	$168,823	$168,248	$24,170	$(170,858)	$192,672
Accrued interest payable	3,830	227,953	135,623	2,288	270	(2,288)	367,676
Current portion of long-term debt	—	—	32,180	—	24,418	—	56,598
Deferred satellite performance incentives	—	—	20,224	20,224	1,255	(20,224)	21,479
Other current liabilities	—	—	153,857	146,611	4,257	(147,944)	156,781
Intercompany payables	504,460	—	—	—	114,719	(619,179)	—

Total current liabilities	510,579	227,953	510,707	337,371	169,089	(960,493)	795,206
Long-term debt, net of current portion	328,238	5,307,986	10,186,086	—	24,418	—	15,846,728
Deferred satellite performance incentives, net of current portion	—	—	170,684	170,684	1,979	(170,684)	172,663
Deferred revenue, net of current portion	—	—	845,327	845,327	3,498	(859,991)	834,161
Deferred income taxes	—	—	266,340	266,340	14,627	(260,634)	286,673
Accrued retirement benefits	—	—	299,187	299,187	—	(299,187)	299,187
Other long-term liabilities	—	41,760	243,510	176,193	14,925	(176,193)	300,195

Noncontrolling interest	—	—	—	—	—	—	—

Shareholder’s equity (deficit):
Ordinary shares	5,000	669,036	4,322,518	8,773,388	24	(13,764,966)	5,000
Other shareholder’s equity (deficit)	(1,238,041)	(1,070,116)	762,766	9,190,632	209,179	(9,092,512)	(1,238,092)

Total liabilities and shareholder’s equity	$(394,224)	$5,176,619	$17,607,125	$20,059,122	$437,739	$(25,584,660)	$17,301,721

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

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2012

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated

Revenue	$—	$—	$2,318,470	$2,318,479	$732,274	$(2,759,071)	$2,610,152

Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	—	—	271,230	291,757	585,263	(732,350)	415,900
Selling, general and administrative	3,785	25,264	124,695	123,465	49,819	(123,465)	203,563
Depreciation and amortization	—	—	726,224	709,120	40,061	(710,502)	764,903
Losses on derivative financial instruments	—	—	37,963	—	1,972	—	39,935

Total operating expenses	3,785	25,264	1,160,112	1,124,342	677,115	(1,566,317)	1,424,301

Income (loss) from operations	(3,785)	(25,264)	1,158,358	1,194,137	55,159	(1,192,754)	1,185,851
Interest (income) expense, net	63,342	610,771	581,687	(223,283)	11,013	223,283	1,266,813
Loss on early extinguishment of debt	—	—	(67,709)	—	(5,833)	—	(73,542)
Subsidiary income (loss)	(58,552)	587,519	25,510	25,510	—	(579,987)	—
Other income (expense), net	(13)	(1)	18,944	18,951	(6,724)	(41,285)	(10,128)

Income (loss) before income taxes	(125,692)	(48,517)	553,416	1,461,881	31,589	(2,037,309)	(164,632)
Provision for (benefit from) income taxes	—	—	(34,103)	(34,103)	14,475	34,103	(19,628)

Net income (loss)	(125,692)	(48,517)	587,519	1,495,984	17,114	(2,071,412)	(145,004)
Net income attributable to noncontrolling interest	—	—	—	—	(1,639)	—	(1,639)

Net income (loss) attributable to Intelsat, S.A.	$(125,692)	$(48,517)	$587,519	$1,495,984	$15,475	$(2,071,412)	$(146,643)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2011

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated

Revenue	$5,221	$—	$2,292,284	$2,292,289	$695,652	$(2,697,020)	$2,588,426

Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	—	—	262,753	262,753	559,142	(667,469)	417,179
Selling, general and administrative	5,691	25,302	128,301	127,351	48,908	(127,364)	208,189
Depreciation and amortization	—	—	737,413	737,413	32,657	(738,043)	769,440

(Gains) losses on derivative financial instruments	—	—	19,804	(4,461)	4,831	4,461	24,635

Total operating expenses	5,691	25,302	1,148,271	1,123,056	645,538	(1,528,415)	1,419,443

Income (loss) from operations	(470)	(25,302)	1,144,013	1,169,233	50,114	(1,168,605)	1,168,983
Interest expense, net	72,915	612,560	613,080	19,106	10,929	(19,106)	1,309,484
Loss on early extinguishment of debt	(78,960)	—	(247,223)	(218,260)	—	218,260	(326,183)
Subsidiary income (loss)	(280,453)	370,051	57,280	57,280	—	(204,158)	—
Loss from previously unconsolidated affiliates	—	—	(24,658)	(24,658)	—	24,658	(24,658)
Other income (expense), net	10	(1)	(14,404)	(14,404)	17,125	13,629	1,955

Income (loss) before income taxes	(432,788)	(267,812)	301,928	950,085	56,310	(1,097,110)	(489,387)
Provision for (benefit from) income taxes	—	—	(68,123)	(68,123)	12,777	68,076	(55,393)

Net income (loss)	(432,788)	(267,812)	370,051	1,018,208	43,533	(1,165,186)	(433,994)
Net loss attributable to noncontrolling interest	—	—	—	—	1,106	—	1,106

Net income (loss) attributable to Intelsat, S.A.	$(432,788)	$(267,812)	$370,051	$1,018,208	$44,639	$(1,165,186)	$(432,888)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated

Revenue	$—	$—	$2,279,437	$2,279,437	$628,777	$(2,642,999)	$2,544,652

Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	—	—	257,553	257,553	519,408	(621,114)	413,400
Selling, general and administrative	4,054	25,204	129,216	128,839	61,734	(128,840)	220,207
Depreciation and amortization	—	—	771,473	771,473	27,344	(771,473)	798,817
Impairment of asset value	—	—	110,625	110,625	—	(110,625)	110,625
Losses on derivative financial instruments	—	—	80,490	44,548	9,019	(44,548)	89,509

Total operating expenses	4,054	25,204	1,349,357	1,313,038	617,505	(1,676,600)	1,632,558

Income (loss) from operations	(4,054)	(25,204)	930,080	966,399	11,272	(966,399)	912,094
Interest expense, net	123,482	611,213	641,039	309,882	3,285	(309,882)	1,379,019
Loss on early extinguishment of debt	—	—	(76,849)	(76,849)	—	76,849	(76,849)
Subsidiary income (loss)	(415,901)	234,134	25,836	25,836	—	130,095	—
Other income, net	—	—	7,790	7,788	1,837	(7,788)	9,627

Income (loss) before income taxes	(543,437)	(402,283)	245,818	613,292	9,824	(457,361)	(534,147)
Provision for (benefit from) income taxes	(37,985)	(14,090)	11,684	62,340	14,013	(62,340)	(26,378)

Net income (loss)	(505,452)	(388,193)	234,134	550,952	(4,189)	(395,021)	(507,769)
Net loss attributable to noncontrolling interest	—	—	—	—	2,317	—	2,317

Net income (loss) attributable to Intelsat, S.A.	$(505,452)	$(388,193)	$234,134	$550,952	$(1,872)	$(395,021)	$(505,452)

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated

Cash flows from operating activities:	$(29,189)	$(626,653)	$1,320,020	$1,379,351	$168,433	$(1,379,350)	$832,612

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	(857,311)	(857,311)	(8,705)	857,311	(866,016)
Proceeds from sale of building, net of fees	—	—	82,415	82,415	—	(82,415)	82,415

Repayment from (disbursements for) intercompany loans	—	—	21,480	(210,415)	—	188,935	—
Loan to affiliated party			(11,000)	(11,000)		11,000	(11,000)
Investment in subsidiaries	(5,548)	—	208	208	—	5,132	—
Dividend from affiliates	32,481	658,318	17,423	17,423	—	(725,645)	—

Net cash provided by (used in) investing activities	26,933	658,318	(746,785)	(978,680)	(8,705)	254,318	(794,601)

Cash flows from financing activities:
Repayments of long-term debt	—	—	(2,364,508)	—	(110,303)	—	(2,474,811)
Proceeds from issuance of long-term debt	—	—	2,451,521	—	—	—	2,451,521
Proceeds from (repayment of) intercompany borrowing	1,800	—	—	—	(23,280)	21,480	—
Debt issuance costs	—	—	(27,384)	—	—	—	(27,384)
Payment of premium on early extinguishment of debt	—	—	(65,920)	—	—	—	(65,920)
Principal payments on deferred satellite performance incentives	—	—	(14,833)	(14,833)	(1,136)	14,833	(15,969)
Capital contribution from parent	—	—	—	57,657	5,341	(62,998)	—
Dividends to shareholders	—	(32,481)	(658,318)	(549,712)	(17,423)	1,257,934	—
Capital contribution from noncontrolling interest	—	—	—	—	12,209	—	12,209
Dividends paid to noncontrolling interest	—	—	—	—	(8,838)	—	(8,838)

Repurchase of redeemable noncontrolling interest	—	—	—	—	(8,744)	—	(8,744)

Net cash provided by (used in) financing activities	1,800	(32,481)	(679,442)	(506,888)	(152,174)	1,231,249	(137,936)

Effect of exchange rate changes on cash and cash equivalents	(13)	(1)	(589)	(582)	(6,726)	582	(7,329)

Net change in cash and cash equivalents	(469)	(817)	(106,796)	(106,799)	828	106,799	(107,254)
Cash and cash equivalents, beginning of period	511	908	240,175	237,906	53,106	(237,906)	294,700

Cash and cash equivalents, end of period	$42	$91	$133,379	$131,107	$53,934	$(131,107)	$187,446

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

(Certain totals may not add due to the effects of rounding)

INTELSAT S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010

(in thousands)

	Intelsat S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated

Cash flows from operating activities:	$(68,898)	$(340,628)	$1,397,532	$1,574,750	$35,909	$(1,580,447)	$1,018,218

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	(924,619)	(924,619)	(63,200)	930,311	(982,127)
Proceeds from sale of investment	—	—	28,594	28,594	—	(28,594)	28,594
Disbursements for intercompany loans	—	—	(173,719)	(211,731)	—	385,450	—
Capital contribution to unconsolidated affiliates	—	—	(12,209)	(12,209)	—	12,209	(12,209)
Investment in subsidiaries	(6,500)	—	(3,817)	(3,817)	—	14,134	—
Dividend from affiliates	35,013	203,794	13,939	13,939	—	(266,685)	—
Other investing activities	—	—	7,642	7,642	3,486	(7,642)	11,128

Net cash provided by (used in) investing activities	28,513	203,794	(1,064,189)	(1,102,201)	(59,714)	1,039,183	(954,614)

Cash flows from financing activities:
Repayments of long-term debt	—	—	(801,785)	(801,785)	—	801,785	(801,785)
Proceeds from issuance of long-term debt	—	—	1,000,000	—	25,562	3	1,025,565
Proceeds from (repayment of) intercompany borrowing	23,253	167,235	—	—	(16,769)	(173,719)	—
Debt issuance costs	(15,370)	(1,485)	(15,521)	—	—	—	(32,376)
Payment of premium on early retirement of debt	—	—	(44,613)	(44,613)	—	44,613	(44,613)
Principal payments on deferred satellite performance incentives	—	—	(14,437)	(14,437)	(593)	14,437	(15,030)
Principal payments on capital lease obligations	—	—	—	—	(191)	—	(191)
Capital contribution from parent	18,000	—	—	868,087	10,317	(878,404)	18,000
Dividends to shareholders	—	(35,013)	(203,794)	(351,006)	(13,939)	603,752	—
Noncontrolling interest in New Dawn	—	—	—	—	1,128	—	1,128

Net cash provided by (used in) financing activities	25,883	130,737	(80,150)	(343,754)	5,515	412,467	150,698

Effect of exchange rate changes on cash and cash equivalents	—	(1)	(806)	(806)	1,862	808	1,057

Net change in cash and cash equivalents	(14,502)	(6,098)	252,387	127,989	(16,428)	(127,989)	215,359
Cash and cash equivalents, beginning of period	21,817	16,115	343,085	340,878	96,554	(340,878)	477,571

Cash and cash equivalents, end of period	$7,315	$10,017	$595,472	$468,867	$80,126	$(468,867)	$692,930

(Certain totals may not add due to the effects of rounding)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
Year ended December 31, 2010:
Allowance for doubtful accounts	$20,517	$7,839	$(6,608)	$21,748
Reserve for operating leases	$101	$(101)	$—	$—
Restructuring reserve	$2,956	$—	$(1,883)	$1,073

Year ended December 31, 2011:
Allowance for doubtful accounts	$21,748	$5,129	$(6,047)	$20,830
Restructuring reserve	$1,073	$—	$(1,073)	$—

Year ended December 31, 2012:
Allowance for doubtful accounts	$20,830	$8,911	$(6,158)	$23,583

Exhibit Index

Exhibit No.	Document Description

2.1	Transaction Agreement and Plan of Amalgamation, dated as of August 16, 2004, by and among Intelsat, Ltd., Intelsat (Bermuda), Ltd., Intelsat Holdings, Ltd. (formerly known as Zeus Holdings Limited), Zeus Merger One Limited and Zeus Merger Two Limited (incorporated by reference to Exhibit 99.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on February 4, 2005).

2.2	Merger Agreement, dated as of August 28, 2005, by and among Intelsat (Bermuda), Ltd., Proton Acquisition Corporation and PanAmSat Holding Corporation (incorporated by reference to Exhibit 2.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on August 30, 2005).

2.3	Share Purchase Agreement, dated as of June 19, 2007, by and among Intelsat Holdings, Ltd., Serafina Holdings Limited, Serafina Acquisition Limited and certain shareholders of Intelsat Holdings, Ltd. (incorporated by reference to Exhibit 99.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on June 25, 2007).

3.1	Consolidated Articles of Incorporation of Intelsat S.A. dated December 15, 2009 (incorporated by reference to Exhibit 3.1 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

4.1	Indenture for Intelsat S.A.’s 6 1/2% Senior Notes due 2013, dated as of April 1, 2002, between Intelsat, Ltd. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form F-4, File No. 333-99189, filed on September 5, 2002).

4.2	Officers’ Certificate dated November 7, 2003 relating to Intelsat S.A.’s 6 1/2% Senior Notes due 2013 (including the forms of Notes) (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form F-4, File No. 333-110671, filed on November 21, 2003).

4.3	First Supplemental Indenture for Intelsat S.A.’s 6 1/2% Senior Notes due 2013, dated as of April 22, 2010, between Intelsat S.A. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 22, 2010).

4.4	Indenture for Intelsat (Luxembourg) S.A. 11 1/4% Senior Notes due 2017 and the 11 1/2%/ 12 1/2% Senior PIK Election Notes due 2017, dated as of June 27, 2008, by and among Intelsat (Bermuda), Ltd., as Issuer, Intelsat, Ltd., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on July 3, 2008).

4.5	Indenture for Intelsat Jackson Holdings S.A.’s 8 1/2% Senior Notes due 2019, dated as of October 20, 2009, by and among Intelsat Jackson Holdings, Ltd., as Issuer, Intelsat, Ltd. and Intelsat (Bermuda), Ltd., as Parent Guarantors, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on October 22, 2009).

4.6	First Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 8 1/2% Senior Notes due 2019, dated as of December 11, 2009, among Intelsat Subsidiary (Gibraltar) Limited, Intelsat New Dawn (Gibraltar) Limited, Intelsat Jackson Holdings, Ltd., as Issuer, and Wells Fargo Bank, National Association, as Trustee. (incorporated by reference to Exhibit 4.14 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2011, File No. 000-50262, filed on March 1, 2012).

4.7	Second Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 8 1/2% Senior Notes due 2019, dated as of January 12, 2011, among Intelsat Jackson Holdings S.A., certain subsidiaries of Intelsat Jackson Holdings S.A. named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.5 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

4.8	Third Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 8 /2% Senior Notes due 2019, dated as of April 12, 2011, by and among Intelsat (Poland) Sp. z o.o., Intelsat Jackson Holdings S.A. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Intelsat S.A.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No. 000-50262, filed on November 8, 2011).

4.9	Fourth Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 8 1/2% Senior Notes due 2019, dated as of April 29, 2011, by and between Intelsat Jackson Holdings S.A. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 29, 2011).

4.10	Fifth Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 8 1/2% % Senior Notes due 2019, dated as of July 31, 2012, by and among Intelsat Jackson Holdings S.A., as Issuer, Intelsat Luxembourg Investment S.à r.l. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 of Intelsat S.A.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 000-50262, filed on August 1, 2012).

4.11	Sixth Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 8 1/2% Senior Notes due 2019, dated as of January 31, 2013, by and among Intelsat Jackson Holdings S.A., Intelsat Align S.à r.l., Intelsat Finance Nevada LLC and Wells Fargo Bank, National Association, as Trustee. *

4.12	Indenture for Intelsat Jackson Holdings S.A.’s 7 1/4% Senior Notes due 2020 dated as of September 30, 2010, by and among Intelsat Jackson Holdings S.A., as Issuer, Intelsat S.A. and Intelsat (Luxembourg) S.A., as Parent Guarantors, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of the 2020 Jackson Notes) (incorporated by reference to Exhibit 4.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on October 4, 2010).

4.13	First Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 7 1/4% Senior Notes due 2020, dated as of January 12, 2011, among Intelsat Jackson Holdings S.A., certain subsidiaries of Intelsat Jackson Holdings S.A. named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.6 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

4.14	Second Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 7 /4% Senior Notes due 2020, dated as of April 12, 2011, by and among Intelsat (Poland) Sp. z o.o., Intelsat Jackson Holdings S.A., as Issuer, and Wells Fargo Bank, National Association, as Trustee(incorporated by reference to Exhibit 4.3 of Intelsat S.A.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No. 000-50262, filed on November 8, 2011).

4.15	Third Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 7 1/4% Senior Notes due 2020, dated as of December 16, 2011, by and between Intelsat Jackson Holdings S.A., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on December 16, 2011).

4.16	Fourth Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 7 1/4% Senior Notes due 2020, dated as of April 25, 2012, by and among Intelsat Jackson Holdings S.A., as Issuer, Intelsat Subsidiary (Gibraltar) Limited, Intelsat New Dawn (Gibraltar) Limited and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Intelsat S.A.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, File No. 000-50262, filed on May 8, 2012).

4.17	Fifth Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 7 1/4% Senior Notes due 2020, dated as of July 31, 2012, by and among Intelsat Jackson Holdings S.A., as Issuer, Intelsat Luxembourg Investment S.à r.l. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 of Intelsat S.A.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 000-50262, filed on August 1, 2012).

4.18	Sixth Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 7 1/4% Senior Notes due 2020, dated as of January 31, 2013, by and among Intelsat Jackson Holdings S.A., as Issuer, Intelsat Align S.à r.l., Intelsat Finance Nevada LLC and Wells Fargo Bank, National Association, as Trustee. *

4.19	Indenture for Intelsat Jackson Holdings S.A.’s 7 1/4% Senior Notes due 2019 and 7 1/2% Senior Notes due 2021, dated as of April 5, 2011, by and among Intelsat Jackson Holdings S.A., as Issuer, Intelsat S.A. and Intelsat (Luxembourg) S.A., as Parent Guarantors, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of the New Jackson Notes) (incorporated by reference to Exhibit 4.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2011).

4.20	First Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 7 1/4% Senior Notes due 2019 and 7 1/2% Senior Notes due 2021, dated as of April 12, 2011, by and among Intelsat (Poland) Sp. z o.o., Intelsat Jackson Holdings S.A., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 of Intelsat S.A.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No. 000-50262, filed on November 8, 2011).

4.21	Second Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 7 1/4% Senior Notes due 2019 and 7 1/2% Senior Notes due 2021, dated as of July 31, 2012, by and among Intelsat Jackson Holdings S.A., as Issuer, Intelsat Luxembourg Investment S.à r.l. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.5 of Intelsat S.A.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 000-50262, filed on August 1, 2012).

4.22	Third Supplemental Indenture for Intelsat Jackson Holdings S.A.’s 7 1/4% Senior Notes due 2019 and 7 1/2% Senior Notes due 2021, dated as of January 31, 2013, by and among Intelsat Jackson Holdings S.A., as Issuer, Intelsat Align S.à r.l., Intelsat Finance Nevada LLC and Wells Fargo Bank, National Association, as Trustee. *

4.23	Indenture for Intelsat Jackson Holdings S.A.’s 6 5/8 % Senior Notes due 2022, dated as of October 3, 2012, by and among Intelsat Jackson Holdings S.A., as Issuer, Intelsat S.A. and Intelsat (Luxembourg) S.A., as Parent Guarantors, and Wells Fargo Bank, National Association, as Trustee (including the form of the 6

5/8 % Notes) (incorporated by reference to Exhibit 4.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on October 3, 2012).

4.25	Registration Rights Agreement, dated as of October 3, 2012, by and among Intelsat Jackson Holdings S.A., as Issuer, Intelsat S.A. and Intelsat (Luxembourg) S.A., as Parent Guarantors, and Morgan Stanley & Co. LLC, as representative of the several initial purchasers named on Schedule I thereto (incorporated by reference to Exhibit 4.2 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on October 3, 2012).

10.1	Credit Agreement, dated as of January 12, 2011, by and among Intelsat Jackson, as the Borrower, Intelsat (Luxembourg) S.A., the several lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Credit Suisse Securities (USA) LLC (“Credit Suisse”) and J.P. Morgan Securities LLC (“J.P. Morgan”), as Co-Syndication Agents, Barclays Bank Plc and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), Credit Suisse and J.P. Morgan, as Joint Lead Arrangers, Merrill Lynch, Credit Suisse, J.P. Morgan, Barclays Capital, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, as Joint Bookrunners, and HSBC Bank USA, N.A., Goldman Sachs Partners LLC and RBC Capital Markets, as Co-Managers (incorporated by reference to Exhibit 10.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

10.2	Guarantee, dated as of January 12, 2011, made among each of the subsidiaries of Intelsat Jackson Holdings S.A. listed on Annex A thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

10.3	Luxembourg Shares and Beneficiary Certificates Pledge Agreement, dated as of January 12, 2011, between Intelsat (Luxembourg) S.A., Intelsat Jackson Holdings S.A., Intelsat Intermediate Holding Company S.A., Intelsat Phoenix Holdings S.A., Intelsat Subsidiary Holding Company S.A., Intelsat (Gibraltar) Limited, as Pledgors, and Wilmington Trust FSB, as Pledgee (incorporated by reference to Exhibit 10.3 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

10.4	Security and Pledge Agreement, dated as of January 12, 2011, among Intelsat Jackson Holdings S.A., each of the subsidiaries of Intelsat Jackson Holdings S.A. listed on Annex A thereto, Bank of America, N.A., as Administrative Agent, and Wilmington Trust FSB, as Collateral Trustee (incorporated by reference to Exhibit 10.4 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

10.5	Collateral Agency and Intercreditor Agreement, dated as of January 12, 2011 by and among Intelsat (Luxembourg) S.A., Intelsat Jackson Holdings S.A., the other grantors from time to time party thereto, Bank of America, N.A., as Administrative Agent under the Existing Credit Agreement, each additional First Lien Representative from time to time a party thereto, each Second Lien Representative from time to time a party thereto and Wilmington Trust FSB, as Collateral Trustee (incorporated by reference to Exhibit 10.5 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

10.6	Credit Agreement, dated as of February 2, 2007, by and among Intelsat (Bermuda), Ltd., as the Borrower, Intelsat, Ltd., as Guarantor, and the Several Lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, Banc of America Securities LLC and Deutsche Bank Securities Inc., as Joint Lead Arrangers, and Banc of America Securities LLC, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC and Morgan Stanley Senior Funding, Inc., as Joint Bookrunners (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on February 6, 2007).

10.7	New Guarantee Agreement, dated as of February 4, 2008, among Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd. and Bank of America, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.6 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.8	Guarantee, dated as of January 12, 2011, by and among certain subsidiaries of Intelsat Jackson Holdings S.A. named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.6 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

10.9	Credit Agreement, dated as of July 1, 2008, by and among Intelsat Jackson Holdings, Ltd., as the Borrower, Intelsat (Bermuda), Ltd., as Guarantor, and the Several Lenders from time to time parties thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, Banc of America Bridge LLC, as Syndication Agent, Morgan Stanley Senior Funding, Inc., as Documentation Agent, and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc. as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on July 3, 2008).

10.10	Guarantee, dated as of January 12, 2011, by and among certain subsidiaries of Intelsat Jackson Holdings S.A. named therein and Credit Suisse, Cayman Branch, as Administrative Agent (incorporated by reference to Exhibit 10.7 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on January 19, 2011).

10.11	Assumption and Affirmation Agreement, dated as of February 4, 2008, among Intelsat (Bermuda), Ltd., Intelsat Jackson Holdings, Ltd., Intelsat, Ltd., as Parent Guarantor, Intelsat Subsidiary Holding Company, Ltd., Intelsat Holdings LLC, Intelsat LLC, Intelsat Global Sales & Marketing Ltd., Intelsat USA Sales Corp., Intelsat USA License Corp., Intelsat Global Service Corporation and Intelsat UK Financial Services Ltd., as subsidiary guarantors, and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.5 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.12	Assignment and Assumption Agreement, dated as of February 4, 2008, between Intelsat (Bermuda), Ltd. and Intelsat Jackson Holdings, Ltd. (incorporated by reference to Exhibit 10.4 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.13	Monitoring Fee Agreement, dated as of February 4, 2008, among Intelsat (Bermuda), Ltd., BC Partners Limited and Silver Lake Management Company III, L.L.C. (incorporated by reference to Exhibit 10.21 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.14	Amendment to Monitoring Fee Agreement, dated April 10, 2008, among Intelsat (Bermuda), Ltd., BC Partners Limited and Silver Lake Management Company III, L.L.C. (incorporated by reference to Exhibit 10.61 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.15	Employment Agreement, dated as of December 29, 2008 and effective as of February 4, 2008, by and among Intelsat Global, Ltd., Intelsat, Ltd. and David McGlade (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on January 5, 2009).

10.16	Amendment and Acknowledgement, dated May 6, 2009, between Intelsat, Ltd., Intelsat Global, Ltd. and David McGlade (incorporated by reference to Exhibit 10.24 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.17	Assignment and Modification Agreement effective December 21, 2009, to Employment Agreement dated December 29, 2008, among David McGlade, Intelsat Global, Ltd., Intelsat, Ltd. and Intelsat Management LLC (incorporated by reference to Exhibit 10.65 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.18	Employment Agreement, dated May 6, 2009 between Intelsat Global, Ltd., Intelsat, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.25 of

Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.19	Assignment and Modification Agreement effective December 21, 2009, to Employment Agreement dated May 6, 2009, among Phillip Spector, Intelsat Global, Ltd., Intelsat, Ltd. and Intelsat Management LLC (incorporated by reference to Exhibit 10.66 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.20	Employment Agreement, dated May 6, 2009 between Intelsat Global, Ltd., Intelsat, Ltd. and Michael McDonnell (incorporated by reference to Exhibit 10.26 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.21	Assignment and Modification Agreement effective December 21, 2009, to Employment Agreement dated May 6, 2009, among Michael McDonnell, Intelsat Global, Ltd., Intelsat, Ltd. and Intelsat Management LLC (incorporated by reference to Exhibit 10.67 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.22	Severance Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Stephen Spengler (incorporated by reference to Exhibit 10.27 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.23	Severance Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Thierry Guillemin (incorporated by reference to Exhibit 10.28 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.24	Intelsat Global, Ltd. 2008 Share Incentive Plan (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.25	Class A Restricted Share Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and David McGlade (incorporated by reference to Exhibit 10.2 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.26	Amendment to Class A Restricted Share Agreement, dated December 7, 2009, between Intelsat Global, Ltd. and David McGlade (incorporated by reference to Exhibit 10.68 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.27	Class A Restricted Share Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.3 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.28	Amendment to Class A Restricted Share Agreement, dated December 7, 2009, between Intelsat Global, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.69 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.29	Class A Restricted Share Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Stephen Spengler (incorporated by reference to Exhibit 10.4 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.30	Class A Restricted Share Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Thierry Guillemin (incorporated by reference to Exhibit 10.5 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.31	Form of Management Class A Restricted Share Agreement, dated May 8, 2009 (incorporated by reference to Exhibit 10.22 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.32	Class B Restricted Share Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and David McGlade (incorporated by reference to Exhibit 10.6 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.33	Amendment to Class B Restricted Share Agreement, dated December 7, 2009, between Intelsat Global, Ltd. and David McGlade Branch (incorporated by reference to Exhibit 10.70 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.34	Class B Restricted Share Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.7 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.35	Amendment to Class B Restricted Share Agreement, dated December 7, 2009, between Intelsat Global, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.71 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.36	Class B Restricted Share Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and Michael McDonnell (incorporated by reference to Exhibit 10.8 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.37	Amendment to Class B Restricted Share Agreement, dated December 7, 2009, between Intelsat Global, Ltd. and Michael McDonnell (incorporated by reference to Exhibit 10.72 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.38	Class B Restricted Share Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Stephen Spengler (incorporated by reference to Exhibit 10.9 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.39	Class B Restricted Share Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Thierry Guillemin (incorporated by reference to Exhibit 10.10 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.40	Form of Management Class B Restricted Share Agreement, dated May 8, 2009 (incorporated by reference to Exhibit 10.20 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.41	Option Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and David McGlade (incorporated by reference to Exhibit 10.15 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.42	Option Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.16 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.43	Option Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and Michael McDonnell (incorporated by reference to Exhibit 10.17 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.44	Option Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Stephen Spengler (incorporated by reference to Exhibit 10.18 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.45	Option Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Thierry Guillemin (incorporated by reference to Exhibit 10.19 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.46	Form of Management Option Agreement, dated May 8, 2009 (incorporated by reference to Exhibit 10.21 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.47	Form of Share Option Agreement (Rollover Options), dated May 8, 2009 (incorporated by reference to Exhibit 10.23 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.48	Form of Amendment to Option Agreement (incorporated by reference to Exhibit 10.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on August 26, 2010).

10.49	Management Shareholders Agreement of Intelsat Global, Ltd (incorporated by reference to Exhibit 10.11 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.50	Letter Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and David McGlade regarding the Management Shareholders Agreement (incorporated by reference to Exhibit 10.12 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.51	Letter Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and Phillip Spector regarding the Management Shareholders Agreement (incorporated by reference to Exhibit 10.13 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.52	Letter Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and Michael McDonnell regarding the Management Shareholders Agreement (incorporated by reference to Exhibit 10.14 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.53	Amendment to Management Shareholders Agreement of Intelsat Global, Ltd., dated as of December 7, 2009 and effective as of December 15, 2009 (incorporated by reference to Exhibit 10.76 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.54	Acknowledgment Agreement, dated December 7, 2009, among certain shareholders of Intelsat Global, Ltd., regarding the Amendment to Management Shareholders Agreement of Intelsat Global, Ltd (incorporated by reference to Exhibit 10.77 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.55	Letter Amendment, dated December 7, 2009, between Intelsat Global, Ltd. and David McGlade regarding the Management Shareholder’s Agreement (incorporated by reference to Exhibit 10.73 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.56	Letter Amendment, dated December 7, 2009, between Intelsat Global, Ltd. and Phillip Spector regarding the Management Shareholder’s Agreement (incorporated by reference to Exhibit 10.74 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.57	Letter Amendment, dated December 7, 2009, between Intelsat Global, Ltd. and Michael McDonnell regarding the Management Shareholder’s Agreement (incorporated by reference to Exhibit 10.75 of Intelsat S.A.’s Annual Report on

Form 10-K for the year ended December 31, 2009, File No. 000-50262, filed on March 10, 2010).

10.58	Unallocated Bonus Plan (incorporated by reference to Exhibit 10.2 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on August 26, 2010).

10.59	Form of Letter Agreement between Intelsat Global S.A. and David McGlade, Phillip Spector and Michael McDonnell regarding Unallocated Bonus Plan (incorporated by reference to Exhibit 10.3 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on August 26, 2010).

10.60	Second Amendment to Employment Agreement, dated February 28, 2012, between David McGlade and Intelsat Global S.A., Intelsat S.A. and Intelsat Management LLC (incorporated by reference to Exhibit 10.1 of Intelsat S.A.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, File No. 000-50262, filed on May 8, 2012).

10.61	First Amendment to Employment Agreement, dated February 28, 2012, between Michael McDonnell and Intelsat Global S.A., Intelsat S.A. and Intelsat Management LLC (incorporated by reference to Exhibit 10.2 of Intelsat S.A.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, File No. 000-50262, filed on May 8, 2012).

10.62	First Amendment to Employment Agreement, dated February 28, 2012, between Phillip Spector and Intelsat Global S.A., Intelsat S.A. and Intelsat Management LLC (incorporated by reference to Exhibit 10.3 of Intelsat S.A.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, File No. 000-50262, filed on May 8, 2012).

10.63	Amendment No. 2 to the Management Shareholders Agreement, dated as of March 30, 2012, by and among Intelsat Global S.A., Intelsat Global Holdings S.A. and the other parties thereto (incorporated by reference to Exhibit 10.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2012).

10.64	Letter Agreement, dated March 30, 2012, among Intelsat Global S.A., Intelsat Global Holdings S.A., David McGlade and the other parties thereto regarding the Management Shareholders Agreement (incorporated by reference to Exhibit 10.2 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2012).

10.65	Letter Agreement, dated March 30, 2012, among Intelsat Global S.A., Intelsat Global Holdings S.A., Michael McDonnell and the other parties thereto regarding the Management Shareholders Agreement (incorporated by reference to Exhibit 10.3 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2012).

10.66	Letter Agreement, dated March 30, 2012, among Intelsat Global S.A., Intelsat Global Holdings S.A., Phillip Spector and the other parties thereto regarding the Management Shareholders Agreement (incorporated by reference to Exhibit 10.4 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2012).

10.67	Amendment No. 1 to the Amended and Restated Intelsat Global, Ltd. 2008 Share Incentive Plan and all Grant Agreements thereunder (incorporated by reference to Exhibit 10.5 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2012).

10.68	Amendment No. 1 to the Intelsat Global, Ltd. Unallocated Bonus Plan (collectively with the individual side letters related thereto) (incorporated by reference to Exhibit 10.6 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2012).

10.69	Modification Agreement, dated as of March 30, 2012, to the Employment Agreement, dated as of December 29, 2008, by and among David McGlade, Intelsat Global S.A. and Intelsat S.A. (together with the Assignment and Modification Agreement, dated as of December 21, 2009, by and between Intelsat Management LLC, Intelsat Global S.A. and Intelsat S.A.) (incorporated by reference to Exhibit 10.7 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2012).

10.70	Modification Agreement, dated as of March 30, 2012, to the Employment Agreement, dated as of May 6, 2009, by and among Michael McDonnell, Intelsat Global S.A. and Intelsat S.A. (together with the Assignment and Modification Agreement, dated as of December 21, 2009, by and between Intelsat Management LLC, Intelsat Global S.A. and Intelsat S.A.) (incorporated by reference to Exhibit 10.8 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2012).

10.71	Modification Agreement, dated as of March 30, 2012, to the Employment Agreement, dated as of May 6, 2009, by and among Phillip L. Spector, Intelsat Global S.A. and Intelsat S.A. (together with the Assignment and Modification Agreement, dated as of December 21, 2009, by and between Intelsat Management LLC, Intelsat Global S.A. and Intelsat S.A.) (incorporated by reference to Exhibit 10.9 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2012).

10.72	Amendment, dated as of March 30, 2012, to the employment letter agreement, dated as of May 8, 2009, by and between Intelsat Global and Stephen Spengler (incorporated by reference to Exhibit 10.10 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2012).

10.73	Amendment, dated as of March 30, 2012, to the employment letter agreement, dated as of May 8, 2009, by and between Intelsat Global and Thierry Guillemin (incorporated by reference to Exhibit 10.11 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on April 5, 2012).

10.74	Supplement No. 2 to Guarantee, dated as of July 31, 2012, between Intelsat Luxembourg Investment S.a r.l. and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of Intelsat S.A.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 000-50262, filed on August 1, 2012).

10.75	Agreement for the Adherence by Intelsat Luxembourg Investment S.à r.l. and Intelsat Corporation to the Luxembourg Shares and Beneficiary Certificates Pledge Agreement dated January 12, 2011 and for the Amendment of the Pledge Agreement, dated as of July 31, 2012, by and between the Pledgors listed therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as Collateral Trustee (incorporated by reference to Exhibit 10.3 of Intelsat S.A.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 000-50262, filed on August 1, 2012).

10.76	Supplement No. 2 to Security and Pledge Agreement, dated as of July 31, 2012, among Intelsat Luxembourg Investment S.a r.l., as New Guarantor, Bank of America, N.A., as Administrative Agent and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as Collateral Trustee (incorporated by reference to Exhibit 10.4 of Intelsat S.A.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 000-50262, filed on August 1, 2012).

10.77	Collateral Agency and Intercreditor Joinder, dated as of July 31, 2012, between Intelsat Luxembourg Investment S.a r.l. and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as Collateral Trustee (incorporated by reference to Exhibit 10.5 of Intelsat S.A.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 000-50262, filed on August 1, 2012).

10.78	Guarantee, dated as of July 31, 2012, made between Intelsat Luxembourg Investment S.a r.l., Intelsat Jackson Holdings S.A. and Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch), as Administrative Agent (incorporated by reference to Exhibit 10.6 of Intelsat S.A.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 000-50262, filed on August 1, 2012).

10.79	Guarantee, dated as of July 31, 2012, made between Intelsat Luxembourg Investment S.a r.l., Intelsat Jackson Holdings S.A. and Bank of America N.A., as Administrative Agent (incorporated by reference to Exhibit 10.7 of Intelsat S.A.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 000-50262, filed on August 1, 2012).

10.80	Amendment and Joinder Agreement, dated as of October 3, 2012, by and among Intelsat Jackson Holdings S.A., as Borrower, Intelsat (Luxembourg) S.A., the Subsidiary Guarantors party thereto, Bank of America, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on October 3, 2012).

10.81	Shareholders Agreement, dated as of February 4, 2008, by and among Serafina Holdings Limited and the shareholders party thereto (incorporated by reference to Exhibit 10.78 of Intelsat Global Holdings S.A.’s Registration Statement on Form F-1, File No. 333-181527, filed on June 26, 2012).

10.82	Amendment No. 1 to Shareholders Agreement, dated as of December 7, 2009, by and among Intelsat Global, Ltd. and the shareholders party thereto (incorporated by reference to Exhibit 10.79 of Intelsat Global Holdings S.A.’s Registration Statement on Form F-1, File No. 333-181527, filed on June 26, 2012).

10.83	Amendment No. 2 to Shareholders Agreement, dated as of March 30, 2012, by and among Intelsat Global S.A., Intelsat Global Holdings S.A. and the shareholders party thereto (incorporated by reference to Exhibit 10.80 of Intelsat Global Holdings S.A.’s Registration Statement on Form F-1, File No. 333-181527, filed on June 26, 2012).

10.84	Supplement No. 3 to Guarantee, dated as of January 31, 2013, to the Guarantee dated as of January 12, 2011, by and among Intelsat Align S.à r.l. and Intelsat Finance Nevada LLC, and Bank of America, N.A., as administrative agent. *

10.85	Agreement for the Adherence by Intelsat Align S.à r.l. to the Luxembourg Shares and Beneficiary Certificates Pledge Agreement dated January 12, 2011 and for the Amendment of the Pledge Agreement, dated July 31, 2012 by and among the Pledgors listed therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as Collateral Trustee.*

10.86	Supplement No. 3 to Security and Pledge Agreement, dated as of January 31, 2013, to the Security and Pledge Agreement dated as of January 12, 2011, by and among Intelsat Align S.àr.l.and Intelsat Nevada LLC, as New Guarantors, Bank of America, N.A., as Administrative Agent and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as Collateral Trustee.*

10.87	Collateral Agency and Intercreditor Joinder, dated as of January 31, 2013, by and among Intelsat Align S.à r.l. and Intelsat Nevada LLC, as new Grantors, and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as Collateral Trustee. *

10.88	Guarantee, dated as of January 31, 2013, made among Intelsat Align S.à r.l., and Intelsat Finance Nevada LLC, as New Guarantors, and Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Island Branch), as Administrative Agent. *

10.89	Guarantee, dated as of January 31, 2013, made among Intelsat Align S.à r.l., and Intelsat Finance Nevada LLC, as New Guarantors, and Bank of America, N.A., as Administrative Agent. *

21.1	List of subsidiaries.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Extension Schema Document. **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

*	Filed herewith.
**	Attached as Exhibit 101 to this Annual Report on Form 10-K are the following formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Changes in Shareholder’s Deficit, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” not “filed”.