Form 10-Q
period 2013-03-31
INTELSAT INVESTMENTS S.A.
filed 2013-05-09
CIK 1156871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-50262

INTELSAT INVESTMENTS S.A.

(Exact Name of Registrant as Specified in Its Charter)

Luxembourg	98-0346003
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4, rue Albert Borschette Luxembourg	L-1246
(Address of Principal Executive Offices)	(Zip Code)

+352 27-84-1600

(Registrant’s Telephone Number, Including Area Code)

Intelsat S.A.

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

As of May 1, 2013, 5,000,000 ordinary shares, par value $1.00 per share, were outstanding.

*	The registrant is not required to file this Quarterly Report on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, but has filed all reports during the preceding 12 months that would have been required pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

INTRODUCTION

In this Quarterly Report, unless otherwise indicated or the context otherwise requires, (1) the terms “we,” “us,” “our”, “the Company” and “Intelsat Investments” refer to Intelsat Investments S.A. (formerly Intelsat S.A.) and its subsidiaries on a consolidated basis, (2) the term “Intelsat” refers to Intelsat S.A. (formerly Intelsat Global Holdings S.A.), Intelsat Investments S.A.’s indirect parent, (3) the term “Intelsat Global” refers to Intelsat Global S.A., Intelsat Investments S.A.’s former indirect parent, (4) the term “Intelsat Holdings” refers to Intelsat Holdings S.A., Intelsat Investments S.A.’s direct parent, (5) the term “Intelsat Luxembourg” refers to Intelsat (Luxembourg) S.A., Intelsat Investments S.A.’s direct wholly-owned subsidiary, (6) the term “Intelsat Jackson” refers to Intelsat Jackson Holdings S.A., Intelsat Luxembourg’s direct wholly-owned subsidiary, (7) the term “Intelsat Corp” refers to Intelsat Corporation, Intelsat Jackson’s indirect wholly-owned subsidiary, and (8) the term “Intelsat General” refers to Intelsat General Corporation, our government business subsidiary.

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

The forward-looking statements made in this Quarterly Report reflect our intentions, plans, expectations, assumptions and beliefs about future events. These forward-looking statements speak only as of the date of this Quarterly Report and are not guarantees of future performance or results and are subject to risks, uncertainties and other factors, many of which are outside of our control. These factors could cause actual results or developments to differ materially from the expectations expressed or implied in the forward-looking statements and include known and unknown risks. Known risks include, among others, the risks discussed in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012, the political, economic and legal conditions in the markets we are targeting for communications services or in which we operate, and other risks and uncertainties inherent in the telecommunications business in general and the satellite communications business in particular.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, level of activity, performance or achievements. Because actual results could differ materially from our intentions, plans, expectations, assumptions and beliefs about the future, you are urged not to rely on forward-looking statements in this Quarterly Report and to view all forward-looking statements made in this Quarterly Report with caution. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTELSAT INVESTMENTS S.A.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of	As of
	December 31,	March 31,
	2012	2013
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$187,446	$328,746
Receivables, net of allowance of $23,583 in 2012 and $30,305 in 2013	318,805	543,149
Deferred income taxes	94,779	94,662
Prepaid expenses and other current assets	38,708	65,058

Total current assets	639,738	1,031,615
Satellites and other property and equipment, net	6,355,192	5,839,334
Goodwill	6,780,827	6,780,827
Non-amortizable intangible assets	2,458,100	2,458,100
Amortizable intangible assets, net	651,087	630,509
Other assets	416,777	409,372

Total assets	$17,301,721	$17,149,757

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$136,863	$87,957
Taxes payable	9,244	—
Employee related liabilities	46,565	26,218
Accrued interest payable	367,676	330,176
Current portion of long-term debt	56,598	924,409
Deferred satellite performance incentives	21,479	21,849
Deferred revenue	84,066	76,655
Other current liabilities	72,715	70,972

Total current liabilities	795,206	1,538,236
Long-term debt, net of current portion	15,846,728	14,966,035
Deferred satellite performance incentives, net of current portion	172,663	168,070
Deferred revenue, net of current portion	834,161	844,591
Deferred income taxes	286,673	287,946
Accrued retirement benefits	299,187	291,602
Other long-term liabilities	300,195	290,516
Commitments and contingencies (Notes 11)

Shareholder’s deficit:
Ordinary shares, $1.00 par value, 100,000,000 shares authorized and 5,000,000 shares issued and outstanding at December 31, 2012 and March 31, 2013	5,000	5,000
Paid-in capital	1,590,011	1,589,944
Accumulated deficit	(2,755,345)	(2,761,841)
Accumulated other comprehensive loss	(118,428)	(115,177)

Total Intelsat Investments S.A. shareholder’s deficit	(1,278,762)	(1,282,074)
Noncontrolling interest	45,670	44,835

Total liabilities and shareholder’s deficit	$17,301,721	$17,149,757

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT INVESTMENTS S.A.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2013
Revenue	$644,169	$655,127
Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	105,010	97,646
Selling, general and administrative	50,966	57,952
Depreciation and amortization	186,871	187,411
Losses on derivative financial instruments	9,858	1,865

Total operating expenses	352,705	344,874

Income from operations	291,464	310,253
Interest expense, net	311,431	317,249
Other income (expense), net	2,903	(650)

Loss before income taxes	(17,064)	(7,646)
Provision for (benefit from) income taxes	7,204	(2,038)

Net loss	(24,268)	(5,608)
Net income attributable to noncontrolling interest	(181)	(888)

Net loss attributable to Intelsat Investments S.A.	$(24,449)	$(6,496)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT INVESTMENTS S.A.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2012	2013
Net loss	$(24,268)	$(5,608)
Other Comprehensive income (loss), net of tax:
Defined benefit retirement plans:
Reclassification adjustment for amortization of unrecognized prior service credits included in net periodic pension costs, net of a tax provision of $0.02 million in 2012 and $0.02 million in 2013	(28)	(27)
Reclassification adjustment for amortization of unrecognized actuarial loss included in net periodic pension costs, net of a tax benefit of $1.4 million in 2012 and $1.9 million in 2013	2,279	3,079
Marketable securities:
Unrealized gains on investments, net of a tax benefit of $0.2 million in 2012 and $0.1 million in 2013	304	222
Reclassification adjustment for realized gains on investments, net of a tax provision of $0.01 million in 2013	—	(23)

Other comprehensive income	2,555	3,251

Comprehensive loss	(21,713)	(2,357)
Comprehensive income attributable to noncontrolling interest	(181)	(888)

Comprehensive loss attributable to Intelsat Investments S.A.	$(21,894)	$(3,245)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT INVESTMENTS S.A.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2013
Cash flows from operating activities:
Net loss	$(24,268)	$(5,608)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	186,871	187,411
Provision for doubtful accounts	1,721	7,792
Foreign currency transaction (gain) loss	(1,044)	1,211
Loss on disposal of assets	46	32
Share-based compensation	1,062	(59)
Deferred income taxes	2,504	(4,428)
Amortization of discount, premium, issuance costs and other non-cash items	14,445	14,942
Interest paid-in-kind	970	—
Unrealized gains on derivative financial instruments	(1,935)	(4,907)
Other non-cash items	(1,085)	4,947
Changes in operating assets and liabilities:
Receivables	124	(6,735)
Prepaid expenses and other assets	(15,359)	(20,241)
Accounts payable and accrued liabilities	(60,704)	(72,936)
Deferred revenue	24,308	1,914
Accrued retirement benefits	(4,924)	(7,585)
Other long-term liabilities	(651)	1,351

Net cash provided by operating activities	122,081	97,101

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(260,867)	(167,154)
Proceeds from insurance settlements	—	252,911
Payment on satellite performance incentives from insurance proceeds	—	(19,199)
Other investing activities	—	(1,000)

Net cash provided by (used in) investing activities	(260,867)	65,558

Cash flows from financing activities:
Repayments of long-term debt	(20,334)	(60,254)
Proceeds from issuance of long-term debt	175,000	40,000
Capital contribution from noncontrolling interest	6,105	6,105
Dividends paid to noncontrolling interest	(2,255)	(1,723)
Principal payments on deferred satellite performance incentives	(4,011)	(4,276)

Net cash provided by (used in) financing activities	154,505	(20,148)

Effect of exchange rate changes on cash and cash equivalents	1,044	(1,211)

Net change in cash and cash equivalents	16,763	141,300
Cash and cash equivalents, beginning of period	294,700	187,446

Cash and cash equivalents, end of period	$311,463	$328,746

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$325,968	$336,905
Income taxes paid, net of refunds	14,012	15,558
Supplemental disclosure of non-cash investing activities:
Accrued capital expenditures	$44,624	$19,349
Restricted cash received	23,901	—

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT INVESTMENTS S.A.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2013

Note 1 General

Basis of Presentation

The accompanying condensed consolidated financial statements of Intelsat Investments S.A. (formerly known as Intelsat S.A.) and its subsidiaries (“Intelsat Investments,” “we,” “us,” “our” or the “Company”) have not been audited, but are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. References to U.S. GAAP issued by the Financial Accounting Standards Board (“FASB”) in these footnotes are to the FASB Accounting Standards Codification (“ASC”). The unaudited condensed consolidated financial statements include all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of these financial statements. The results of operations for the periods presented are not necessarily indicative of operating results for the full year or for any future period. The condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 on file with the Securities and Exchange Commission.

On April 11, 2013, the name of the Company was changed from Intelsat S.A. to Intelsat Investments S.A.

Initial Public Offering

On April 23, 2013, Intelsat S.A. (formerly known as Intelsat Global Holdings S.A.), our indirect parent company, completed its initial public offering, in which it issued 22,222,222 common shares and a concurrent public offering, in which it issued 3,450,000 5.75% Series A mandatory convertible junior non-voting preferred shares (the “Series A preferred shares”) at public offering prices of $18.00 per share and $50.00 per share, respectively (the initial public offering together with the concurrent public offering, the “IPO”). See Note 14—Subsequent Events for further discussion.

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

Recently Adopted Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Beginning in the first quarter of 2013, entities are required to disclose the effect of reclassification of items out of accumulated other comprehensive income. The majority of our other comprehensive loss and our accumulated other comprehensive loss is related to our defined benefit retirement plans. Beginning in the first quarter of 2013, we have disclosed in Note 4—Retirement Plans and Other Retiree Benefits the effects of reclassifications out of accumulated comprehensive income on line items in our condensed consolidated statement of operations.

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

We have identified investments in marketable securities and interest rate financial derivative instruments as those items that meet the criteria of the disclosure requirements and fair value framework of FASB ASC 820.

The following tables present assets and liabilities measured and recorded at fair value in our condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy (in thousands), excluding long-term debt (see Note 8—Long-Term Debt). We did not have any transfers between Level 1 and Level 2 fair value measurements during the three months ended March 31, 2013.

		Fair Value Measurements at December 31, 2012
Description	As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Marketable securities(1)	$5,613	$5,613	$—

Total assets	$5,613	$5,613	$—

Liabilities
Undesignated interest rate swaps(2)	$74,564	$—	$74,564

Total liabilities	$74,564	$—	$74,564

		Fair Value Measurements at March 31, 2013
Description	As of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Marketable securities(1)	$5,827	$5,827	$—

Total assets	$5,827	$5,827	$—

Liabilities
Undesignated interest rate swaps(2)	$63,777	$—	$63,777

Total liabilities	$63,777	$—	$63,777

(1)	The valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, we have classified such investments within Level 1 of the fair value hierarchy. The cost basis of our available-for-sale marketable securities was $5.5 million at December 31, 2012 and $5.4 million at March 31, 2013. We sold marketable securities with a cost basis of $0.1 million during the three months ended March 31, 2013 and recorded a gain on the sale of $0.04 million, which was included within other income (expense), net in our condensed consolidated statement of operations.
(2)	The fair value of our interest rate financial derivative instruments reflects the estimated amounts that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and current creditworthiness of both the counterparties and ourselves. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments, if any, associated with our derivatives utilize Level 3 inputs, such as the estimates of the current credit spread, to evaluate the likelihood of default by us or our counterparties. We also considered the existence of offset provisions and other credit enhancements that serve to reduce the credit exposure associated with the asset or liability being valued. We have assessed the significance of the inputs of the credit valuation adjustments to the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Note 3 Share-Based and Other Compensation Plans

On March 30, 2012, the board of directors of Intelsat S.A. adopted the amended and restated Intelsat Global, Ltd. 2008 Share Incentive Plan (the “2008 Share Plan”). The 2008 Share Plan provides for a variety of equity-based awards with respect to Class A common shares (the “Class A Shares”), and Class B common shares (the “Class B Shares” and, together with the Class A Shares, the “Common Shares”), including non-qualified share options, incentive share options (within the meaning of Section 422 of the United States Internal Revenue Service Tax Code), restricted share awards, restricted share unit awards, share appreciation rights, phantom share awards and performance-based awards.

In connection with the IPO, in April 2013, Intelsat S.A. amended the 2008 Share Plan to reflect the reclassification of its equity into one class of common shares, and made certain grants of shares and options under the amended plan. Prior to the consummation of the IPO, each of the Class A Shares was reclassified into one common share and each of the Class B Shares was reclassified into 0.0735 common shares. In addition, immediately prior to the consummation of the IPO, an equivalent of a share split was effected by distributing common shares pro rata to existing holders of the common shares so that each existing holder received an additional 4.6 common shares for each common share owned at that time. Also, in connection with the IPO, in April 2013, the Board of Directors of Intelsat S.A. adopted the Intelsat S.A. 2013 Equity Incentive Plan (the “2013 Equity Plan”). See Note 14—Subsequent Events for further discussion.

During the three months ended March 31, 2013, Intelsat S.A. granted 8,400 Class A Share options and repurchased 1,771 vested Class B Shares, reflecting share-based compensation transactions prior to the impacts associated with the IPO as noted above. We recorded compensation expense of $1.1 million and a credit of $0.1 million during the three months ended March 31, 2012 and 2013, respectively, related to our share-based awards.

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

The defined benefit retirement plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. We expect that our future contributions to the defined benefit retirement plan will be based on the minimum funding requirements of the Internal Revenue Code and on the plan’s funded status. Any significant decline in the fair value of our defined benefit retirement plan assets or other adverse changes to the significant assumptions used to determine the plan’s funded status would negatively impact its funded status and could result in increased funding in future periods. The impact on the funded status as of October 1, the plan’s annual measurement date, is determined based upon market conditions in effect when we completed our annual valuation. During the three months ended March 31, 2013, we made cash contributions to the defined benefit retirement plan of $7.9 million. We anticipate that we will make additional contributions of approximately $24.0 million to the defined benefit retirement plan during the remainder of 2013. We fund the postretirement medical benefits throughout the year based on benefits paid. We anticipate that our contributions to fund postretirement medical benefits in 2013 will be approximately $4.3 million.

Included in accumulated other comprehensive loss at March 31, 2013 is $184.6 million ($116.9 million, net of tax) that has not yet been recognized in net periodic pension cost, which includes the unrecognized prior service credits and unrecognized actuarial losses.

Prior service credits and actuarial losses are reclassified from accumulated other comprehensive loss to net periodic pension benefit costs, which are included in both direct costs of revenue and selling, general and administrative on our condensed consolidated statements of operations. The following table presents these reclassifications, net of tax, as well as the reclassification of the realized gain on investments, and the statement of operations line items that are impacted (in thousands):

Three Months Ended March 31, 2013
Amortization of prior service credits reclassified from other comprehensive loss to net periodic pension benefit costs included in:
Direct costs of revenue (excluding depreciation and amortization)	$(16)
Selling, general and administrative	(11)

Total	(27)

Amortization of actuarial loss reclassified from other comprehensive loss to net periodic pension benefit costs included in:
Direct costs of revenue (excluding depreciation and amortization)	1,851
Selling, general and administrative	1,228

Total	3,079

Realized gains on investments included in:
Other income (expense), net	(23)

Total	$(23)

Net periodic pension benefit costs included the following components (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013
Service cost	$803	$829
Interest cost	4,765	4,561
Expected return on plan assets	(5,141)	(5,316)
Amortization of unrecognized prior service credit	(43)	(43)
Amortization of unrecognized net loss	3,498	4,856

Net periodic costs	$3,882	$4,887

Net periodic other postretirement benefit costs included the following components (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013
Service cost	$89	$73
Interest cost	1,240	1,066
Amortization of unrecognized net loss	172	91

Total costs	$1,501	$1,230

(b) Other Retirement Plans

We maintain two defined contribution retirement plans, qualified under the provisions of Section 401(k) of the Internal Revenue Code, for our employees in the United States. We recognized compensation expense for these plans of $1.8 million and $2.0 million during the three months ended March 31, 2012 and 2013, respectively. We also maintain other defined contribution retirement plans in several non-U.S. jurisdictions, but such plans are not material to our financial position or results of operations.

Note 5 Satellites and Other Property and Equipment

(a) Satellites and Other Property and Equipment, net

Satellites and other property and equipment, net were comprised of the following (in thousands):

	As of December 31, 2012	As of March 31, 2013
Satellites and launch vehicles	$8,700,926	$8,233,627
Information systems and ground segment	524,285	530,623
Buildings and other	195,672	196,369

Total cost	9,420,883	8,960,619
Less: accumulated depreciation	(3,065,691)	(3,121,285)

Total	$6,355,192	$5,839,334

Satellites and other property and equipment are stated at historical cost, with the exception of satellites that have been impaired. Satellites and other property and equipment acquired as part of an acquisition are based on their fair value at the date of acquisition.

Satellites and other property and equipment, net as of December 31, 2012 and March 31, 2013 included construction-in-progress of $0.7 billion and $0.4 billion, respectively. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $35.7 million and $11.6 million were capitalized during the three months ended March 31, 2012 and 2013, respectively.

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

(b) Satellite Launches

On February 1, 2013, the launch vehicle for our IS-27 satellite failed shortly after liftoff and the satellite was completely destroyed. A Failure Review Board has been established to determine the cause. The satellite and launch vehicle were fully insured, and we filed a total loss claim of $406.2 million with our insurers. Accounting for insured losses of fixed assets is governed by FASB ASC Topic 605-40, Revenue Recognition—Gains and Losses (“FASB ASC 605-40”). In accordance with FASB ASC 605-40, in the first quarter of 2013 we reclassified the $392.5 million book value of the IS-27 satellite and its related assets to receivables, net in anticipation of the expected insurance proceeds from the claim. We will recognize the expected surplus of insurance proceeds over the book value of the satellite as a gain upon receipt of any such excess. As of March 31, 2013, we had received $177.1 million of insurance proceeds related to our total loss claim. As of May 6, 2013, all $406.2 million of proceeds had been received. These proceeds will be used to redeem $366.4 million aggregate principal amount of Intelsat Luxembourg’s outstanding 11  1/4% Senior Notes due 2017 (the “2017 Senior Notes”). See Note 8—Long-Term Debt for further discussion.

(c) IS-19 Partial Loss Claim

On June 1, 2012, our IS-19 satellite experienced damage to its south solar array during launch operations. Although both solar arrays are deployed, the power available to the satellite is less than is required to operate 100% of the payload capacity. While the satellite is operational, the anomaly resulted in structural and electrical damage to one solar array wing, which reduced the amount of power available for payload operation. We filed a partial loss claim with our insurers related to the IS-19 solar array anomaly. As of March 31, 2013, we had received $78.9 million of insurance proceeds from the partial loss claim. As of May 6, 2013, all $84.8 million of the total insurance proceeds had been received.

Note 6 Investments

We have ownership interests in two entities which met the criteria of a variable interest entity (“VIE”), Horizons Satellite Holdings, LLC (“Horizons Holdings”) and WP Com, S. de R.L. de C.V. (“WP Com”). We had a greater than 50% controlling ownership and voting interest in New Dawn Satellite Company, Ltd. (“New Dawn”) and therefore consolidated the New Dawn joint venture. In October 2012, we purchased the remaining ownership interest in New Dawn. Horizons Holdings, as well as WP Com, are discussed in further detail below, including our analyses of the primary beneficiary determination as required under FASB ASC Topic 810, Consolidation (“FASB ASC 810”).

(a) Horizons Holdings

We have a joint venture with JSAT International, Inc. (“JSAT”), a leading satellite operator in the Asia-Pacific region. The joint venture is named Horizons Satellite Holdings, LLC, and consists of two investments: Horizons-1 Satellite LLC (“Horizons-1”) and Horizons-2 Satellite LLC (“Horizons-2”). Horizons Holdings borrowed from JSAT a portion of the funds necessary to finance the construction of the Horizons-2 satellite pursuant to a loan agreement (the “Horizons 2 Loan Agreement”). We provide certain services to the joint venture and utilize capacity from the joint venture.

We have determined that this joint venture meets the criteria of a VIE under FASB ASC 810, and we have concluded that we are the primary beneficiary because decisions relating to any future relocation of the Horizons-2 satellite, the most significant asset of the joint venture, are effectively controlled by us. In accordance with FASB ASC 810, as the primary beneficiary, we consolidate Horizons Holdings within our condensed consolidated financial statements. Total assets and liabilities of Horizons Holdings were $136.2 million and $49.2 million as of December 31, 2012, respectively, and $122.2 million and $36.8 million as of March 31, 2013, respectively.

We also have a revenue sharing agreement with JSAT related to services sold on the Horizons satellites. We are responsible for billing and collection for such services and we remit 50% of the revenue, less applicable fees and commissions, to JSAT. Under the Horizons Holdings joint venture agreement, which was amended on September 30, 2011, we agreed to guarantee to JSAT certain minimum levels of annual gross revenues for a three-year period beginning in early 2012. This guarantee could require us to pay JSAT a maximum potential amount ranging from $7.8 million to $10.3 million per year over the three-year period, less applicable fees and commissions. We assess this guarantee on a quarterly basis, and in the first quarter of 2013 we recorded an expense of $1.2 million related to the guarantee, in addition to $5.6 million previously accrued in 2012. The expense was included in direct costs of revenue in our condensed consolidated statement of operations for the three months ended March 31, 2013. Our current estimate of the total amount we expect to pay over the period of the guarantee (before applicable fees and commissions) is $6.8 million, of which $5.5 million was paid in March 2013. The remaining liability of $1.3 million was included within accounts payable and accrued liabilities on our condensed consolidated balance sheet at March 31, 2013. Amounts payable to JSAT related to the revenue sharing agreement, net of applicable fees and commissions, from the Horizons-1 and Horizons-2 satellites were $3.6 million and $4.5 million as of December 31, 2012 and March 31, 2013, respectively.

In connection with the Horizons Holdings investment in Horizons-2, we entered into a capital contribution and subscription agreement with JSAT in August 2005, which requires both us and JSAT to fund 50% of the amount due from Horizons Holdings under the Horizons 2 Loan Agreement. As of March 31, 2013, we had a receivable of $18.3 million from JSAT representing the total remaining future payments to be received from JSAT to fund their portion of the amount due under the Horizons 2 Loan Agreement, $12.2 million of which is included in receivables, net and the remainder of which is included in other assets on our condensed consolidated balance sheet as of March 31, 2013.

(b) New Dawn

In June 2008, we entered into a project and shareholders’ agreement (the “New Dawn Project Agreement”) with Convergence SPV, Ltd. (“Convergence Partners”) pursuant to which New Dawn, a Mauritius company in which we had a 74.9% indirect ownership interest and Convergence Partners had a 25.1% noncontrolling ownership interest, launched a satellite in April 2011 to provide satellite transponder services to customers in Africa. On October 5, 2012, we purchased from Convergence Partners the remaining ownership interest in New Dawn for $8.7 million, increasing our ownership from 74.9% to 100% (the “New Dawn Equity Purchase”). As a result, we consolidate New Dawn within our condensed consolidated financial statements, net of eliminating entries. Prior to the New Dawn Equity Purchase, we accounted for the percentage interest in New Dawn owned by Convergence Partners as a noncontrolling interest according to the guidance provided under FASB ASC 480 specifically related to the classification and measurement of redeemable securities. As a result of the New Dawn Equity Purchase, we eliminated the redeemable noncontrolling interest of $8.7 million in the fourth quarter of 2012 in accordance with FASB ASC 480.

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

(d) Equity Attributable to Intelsat Investments and Noncontrolling Interests

The following tables present changes in equity attributable to the Company and equity attributable to our noncontrolling interests, which is included in the equity section of our condensed consolidated balance sheet (in thousands):

	Intelsat Investments Shareholder’s Deficit	Noncontrolling Interest	Total Shareholder’s Deficit
Balance at January 1, 2012	$(1,143,375)	$50,926	$(1,092,449)
Net income (loss)	(146,643)	3,582	(143,061)
Liabilities assumed by parent and other contributed capital	25,819	—	25,819
Dividends paid to noncontrolling interests	—	(8,838)	(8,838)
Mark to market adjustment for redeemable noncontrolling interest	(7,663)	—	(7,663)
Pension/postretirement liability adjustment	(7,288)	—	(7,288)
Other comprehensive income	388	—	388

Balance at December 31, 2012	$(1,278,762)	$45,670	$(1,233,092)

	Intelsat Investments Shareholder’s Deficit	Noncontrolling Interest	Total Shareholder’s Deficit
Balance at January 1, 2013	$(1,278,762)	$45,670	$(1,233,092)
Net income (loss)	(6,496)	888	(5,608)
Liabilities assumed by parent and other contributed capital	(67)	—	(67)
Dividends paid to noncontrolling interests	—	(1,723)	(1,723)
Pension/postretirement liability adjustment	3,052	—	3,052
Other comprehensive income	199	—	199

Balance at March 31, 2013	$(1,282,074)	$44,835	$(1,237,239)

Note 7 Goodwill and Other Intangible Assets

The carrying amounts of goodwill and acquired intangible assets not subject to amortization consist of the following (in thousands):

	As of December 31, 2012	As of March 31, 2013
Goodwill	$6,780,827	$6,780,827
Trade name	70,400	70,400
Orbital locations	2,387,700	2,387,700

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

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consist of the following (in thousands):

	As of December 31, 2012			As of March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$743,760	$(520,204)	$223,556	$743,760	$(533,914)	$209,846
Customer relationships	534,030	(106,499)	427,531	534,030	(113,367)	420,663
Technology	2,700	(2,700)	—	2,700	(2,700)	—

Total	$1,280,490	$(629,403)	$651,087	$1,280,490	$(649,981)	$630,509

Intangible assets are amortized based on the expected pattern of consumption. We recorded amortization expense of $22.9 million and $20.6 million for the three months ended March 31, 2012 and 2013, respectively.

Note 8 Long-Term Debt

The carrying values and fair values of our notes payable and long-term debt were as follows (in thousands):

	As of December 31, 2012		As of March 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Intelsat Investments S.A.:
6.5% Senior Notes due November 2013	$353,550	$367,268	$353,550	$362,389
Unamortized discount on 6.5% Senior Notes	(25,312)	—	(18,077)	—

Total Intelsat Investments S.A. obligations	328,238	367,268	335,473	362,389

Intelsat Luxembourg:
11.25% Senior Notes due February 2017	2,805,000	2,966,288	2,805,000	2,983,959
11.5% / 12.5% Senior PIK Election Notes due February 2017	2,502,986	2,653,165	2,502,986	2,646,907

Total Intelsat Luxembourg obligations	5,307,986	5,619,453	5,307,986	5,630,866

Intelsat Jackson:
8.5% Senior Notes due November 2019	500,000	561,250	500,000	561,900
Unamortized discount on 8.5% Senior Notes	(3,218)	—	(3,132)	—
7.25% Senior Notes due October 2020	2,200,000	2,392,500	2,200,000	2,422,860
Unamortized premium on 7.25% Senior Notes	19,745	—	19,269	—
7.25% Senior Notes due April 2019	1,500,000	1,614,450	1,500,000	1,636,950
7.5% Senior Notes due April 2021	1,150,000	1,267,875	1,150,000	1,280,870
6.625% Senior Notes due December 2022	640,000	660,800	640,000	679,232
Senior Unsecured Credit Facilities due February 2014	195,152	192,713	195,152	193,455
New Senior Unsecured Credit Facilities due February 2014	810,876	800,740	810,876	800,740
Senior Secured Credit Facilities due April 2018	3,218,000	3,238,595	3,209,955	3,258,104
Unamortized discount on Senior Credit Facilities	(12,289)	—	(11,762)	—

Total Intelsat Jackson obligations	10,218,266	10,728,923	10,210,358	10,834,111

Horizons Holdings:
Loan Payable to JSAT	48,836	48,836	36,627	36,627

Total Horizons Holdings obligation	48,836	48,836	36,627	36,627

Total Intelsat Investments S.A. long-term debt	15,903,326	$16,764,480	15,890,444	$16,863,993

Less:
Current portion of long-term debt	56,598		924,409

Total long-term debt, excluding current portion	$15,846,728		$14,966,035

The fair value for publicly traded instruments is determined using quoted market prices, and for non-publicly traded instruments, fair value is based upon composite pricing from a variety of sources, including market leading data providers, market makers, and leading brokerage firms. Substantially all of the inputs used to determine the fair value of our debt are classified as Level 1 inputs within the fair value hierarchy from FASB ASC 820, except our senior secured credit facilities, the inputs for which are classified as Level 2. The fair value of the Horizons Holdings obligation approximates its book value.

Senior Secured Credit Facilities

On January 12, 2011, Intelsat Jackson Holdings S.A. (“Intelsat Jackson”), a wholly-owned subsidiary of Intelsat Investments, entered into a secured credit agreement (the “Intelsat Jackson Secured Credit Agreement”), which includes a $3.25 billion term loan facility maturing in April 2018 and a $500.0 million revolving credit facility with a five year maturity, and borrowed the full $3.25 billion under the term loan facility. The term loan facility requires regularly scheduled quarterly payments of principal equal to 0.25% of the original principal amount of the term loan beginning six months after January 12, 2011, with the remaining unpaid amount due and payable at maturity on April 2, 2018. Up to $350.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $70.0 million of the revolving credit facility is available for swingline loans. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. Intelsat Jackson is required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, at a rate per annum of 0.375%. As of March 31, 2013, Intelsat Jackson had $486.3 million (net of standby letters of credit) of availability remaining thereunder.

On October 3, 2012, Intelsat Jackson entered into an Amendment and Joinder Agreement (the “Jackson Credit Agreement Amendment”), which amended the Intelsat Jackson Secured Credit Agreement. As a result of the Jackson Credit Agreement Amendment, interest rates for borrowings under the term loan facility and the revolving credit facility are (i) the London Inter-Bank Offered Rate (“LIBOR”) plus 3.25%, or (ii) the Above Bank Rate (“ABR”) plus 2.25%. The Jackson Credit Agreement Amendment stipulates that the interest rate may decrease to LIBOR plus 3.00% or ABR plus 2.00% based on the corporate family rating of Intelsat Jackson from Moody’s Investors Service, Inc. LIBOR and the ABR, plus the applicable margins, are determined as specified in the Intelsat Jackson Secured Credit Agreement, as amended by the Jackson Credit Agreement Amendment, and LIBOR will not be less than 1.25% per annum. In April 2013, our corporate family rating was upgraded by Moody’s, and as a result, the interest rate for borrowing under the term loan facility and revolving credit facility decreased to LIBOR plus 3.00% or ABR plus 2.00%.

The Intelsat Jackson Secured Credit Agreement includes two financial covenants. Intelsat Jackson must maintain a consolidated secured debt to consolidated EBITDA ratio equal to or less than 3.50 to 1.00 at the end of each fiscal quarter as well as a consolidated EBITDA to consolidated interest expense ratio equal to or greater than 1.75 to 1.00 at the end of each fiscal quarter, in each case as such financial measures are defined in the Intelsat Jackson Secured Credit Agreement. Intelsat Jackson was in compliance with these financial maintenance covenant ratios with a consolidated secured debt to consolidated EBITDA ratio of 1.43 to 1.00 and a consolidated EBITDA to consolidated interest expense ratio of 2.99 to 1.00 as of March 31, 2013.

2013 Intelsat Luxembourg Notes Offerings and Redemptions

On April 5, 2013 Intelsat Luxembourg completed an offering of $3.5 billion aggregate principal amount of Senior Notes, consisting of $500.0 million aggregate principal amount of 6  3/4% Senior Notes due 2018 (the “2018 Luxembourg Notes”), $2.0 billion aggregate principal amount of 7  3/4% Senior Notes due 2021(the “2021 Luxembourg Notes”) and $1.0 billion aggregate principal amount of 8  1/8% Senior Notes due 2023 (the “2023 Luxembourg Notes” and collectively with the 2018 Luxembourg Notes and the 2021 Luxembourg Notes, the “New Luxembourg Notes”). The net proceeds from this offering were used by Intelsat Luxembourg in April 2013 to redeem all $2.5 billion aggregate principal amount of Intelsat Luxembourg’s outstanding 11  1/2/12  1/2% Senior PIK Election Notes and $754.8 million aggregate principal amount of the 2017 Senior Notes.

On April 23, 2013, Intelsat Luxembourg issued a notice of redemption pursuant to the indenture governing its 2017 Senior Notes that it intends to redeem $366.4 million aggregate principal amount of the 2017 Senior Notes on May 23, 2013. The redemption of the 2017 Senior Notes will be funded by insurance proceeds received from our total loss claim for the IS-27 satellite launch failure (see Note 5(b)—Satellites and Other Property and Equipment—Satellite Launches).

In connection with the pending and completed recent redemptions of the Intelsat Luxembourg notes, we expect to recognize a loss on early extinguishment of debt of approximately $232.0 million in the second quarter of 2013, consisting of the difference between the carrying value of the aggregate debt ultimately redeemed and the total cash amount paid (including related fees), and a write-off of unamortized debt issuance costs.

2013 Intelsat Investments Notes Pending Redemption

On April 12, 2012, we obtained agreements from affiliates of Goldman, Sachs & Co. and Morgan Stanley to provide unsecured term loan commitments sufficient to refinance in full the Intelsat Investments 6 1/2% Senior Notes due 2013 (the “Intelsat Investments Notes”) on or immediately prior to their maturity date, in the event that Intelsat Investments did not otherwise refinance or retire the Intelsat Investments Notes. These term loans would have had a maturity of two years from funding, and the funding thereof was subject to various terms and conditions. Prior to the completion of the IPO, based on our ability and intent to refinance the Intelsat Investments Notes, these notes were reflected in long-term debt, net of current portion, on our condensed consolidated balance sheet at December 31, 2012 and March 31, 2013.

On April 23, 2013, upon completion of the IPO, Intelsat Investments issued a notice of redemption pursuant to the indenture governing the Intelsat Investments Notes that it intends to redeem all of the outstanding $353.6 million aggregate principal amount of the Intelsat Investments Notes on May 23, 2013. The redemption of the Intelsat Investments Notes will be funded by the proceeds of the IPO. In connection with the redemption of the Intelsat Investments Notes, we expect to recognize a loss on early extinguishment of debt of approximately $24.2 million in the second quarter of 2013, consisting of the difference between the carrying value of the debt ultimately redeemed and the total cash paid (including related fees), and a write-off of unamortized debt discount and debt issuance costs. Additionally, on April 23, 2013, in conjunction with the pending redemption of the Intelsat Investments Notes, the agreements to provide unsecured term loan commitments discussed above have been terminated. We expect to record a charge of $7.6 million related to this termination in the second quarter of 2013.

2013 Intelsat Jackson New Senior Unsecured Credit Facility Prepayment

On April 23, 2013, upon completion of the IPO, Intelsat Jackson prepaid $138.2 million of indebtedness outstanding under its Senior Unsecured Credit Agreement, dated July 1, 2008, consisting of a senior unsecured term loan facility due February 2014 (the “New Senior Unsecured Credit Facility”). The partial prepayment of the New Senior Unsecured Credit Facility was funded by the proceeds of the IPO. Therefore, in accordance with FASB ASC Topic 470, Debt, the $138.2 million of the New Senior Unsecured Credit Facility is included in long-term debt on our condensed consolidated balance sheet at March 31, 2013. In connection with the partial prepayment of the New Senior Unsecured Credit Facility, we expect to recognize a loss on early extinguishment of debt of $0.2 million in the second quarter of 2013, consisting of a write-off of unamortized debt issuance costs.

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

On October 3, 2012, Intelsat Jackson completed an offering of $640.0 million aggregate principal amount of 6 5/8% Senior Notes due 2022 (the “2022 Intelsat Jackson Notes”). The net proceeds from the October 2012 offering were used by Intelsat Jackson to repurchase or redeem all of its remaining outstanding $603.2 million principal amount of 2016 Jackson 11 1/4% Notes. In connection with these repurchases and redemptions, we recognized a loss on early extinguishment of debt of $24.3 million in the fourth quarter of 2012, consisting of the difference between the carrying value of the debt repurchased or redeemed and the total cash amount paid (including related fees), and a write-off of unamortized debt premium.

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

As of March 31, 2013, we held interest rate swaps with an aggregate notional amount of $1.6 billion which mature in January 2016. These swaps were entered into, as further described below, to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities, but have not been designated as hedges for accounting purposes. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest. On the interest rate reset date of March 14, 2013, the interest rate which the counterparties utilized to compute interest due to us was determined to be 0.28%. On March 14, 2013, our interest rate swap with an aggregate notional principal amount of $731.4 million expired.

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

All of our interest rate swaps were undesignated as of March 31, 2013. The swaps are marked-to-market quarterly with any change in fair value recorded within losses on derivative financial instruments in our consolidated statements of operations. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of our derivatives. The fair value measurement of derivatives could result in either a net asset or a net liability position for us. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting arrangements as applicable and necessary. When the swaps are in a net liability position for us, the credit valuation adjustments are calculated by determining the total expected exposure of the derivatives, incorporating the current and potential future exposures and then applying an applicable credit spread to the exposure. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. The inputs utilized for our own credit spread are based on implied spreads from traded levels of our debt. Accordingly, as of March 31, 2013 we recorded a non-cash credit valuation adjustment of approximately $4.4 million as a reduction to our liability.

The following table sets forth the fair value of our derivatives by category (in thousands):

		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	December 31, 2012	March 31, 2013
Undesignated interest rate swaps	Other current liabilities	$7,246	$1,366
Undesignated interest rate swaps	Other long-term liabilities	67,318	62,411

Total derivatives		$74,564	$63,777

The following table sets forth the effect of the derivative instruments on the condensed consolidated statements of operations (in thousands):

Derivatives not designated as hedging instruments	Presentation in Statements of Operations	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013
Undesignated interest rate swaps	Losses on derivative financial instruments	$9,858	$1,865

Total losses on derivative financial instruments		$9,858	$1,865

Note 10 Income Taxes

The majority of our operations are located in taxable jurisdictions, including Luxembourg, the United States and the United Kingdom. Our Luxembourg companies that file tax returns as a consolidated group generated a loss for the three months ended March 31, 2013. Due to our cumulative losses in recent years, and the inherent uncertainty associated with the realization of future taxable income in the foreseeable future, we recorded a full valuation allowance against the net operating losses generated in Luxembourg. The difference between tax expense (benefit) reported in the condensed consolidated statements of operations and tax computed at statutory rates is attributable to the valuation allowance on losses generated in Luxembourg, the provision for foreign taxes, which were principally in the United States and the United Kingdom, as well as withholding taxes on revenue earned in many of the foreign markets in which we operate.

As of December 31, 2012 and March 31, 2013, our gross unrecognized tax benefits were $67.0 million and $68.3 million, respectively (including interest and penalties), of which $48.4 million and $49.4 million, respectively, if recognized, would affect our effective tax rate. As of December 31, 2012 and March 31, 2013, we had recorded reserves for interest and penalties in the amount of $11.6 million and $12.5 million, respectively. We continue to recognize interest and, to the extent applicable, penalties with respect to the unrecognized tax benefits as income tax expense. Since December 31, 2012, the change in the balance of unrecognized tax benefits consisted of an increase of $0.9 million related to prior period tax positions and an increase of $0.5 million related to current tax positions.

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

On March 7, 2011, Intelsat Holding Corporation, the former parent of Intelsat Corporation (“Intelsat Corp”), was notified by the Internal Revenue Service of its intent to initiate an audit for the tax years ending December 31, 2008 and 2009. We do not currently expect the result of this audit to have a material impact on our provision for income taxes.

On March 7, 2013, Intelsat USA Sales Corporation (since January 2011, Intelsat USA Sales LLC, a disregarded subsidiary of Intelsat Corp) was notified by the U. S. Internal Revenue Service of its intent to initiate an audit for the tax year ending on December 31, 2010. Intelsat USA Sales LLC wholly owns Intelsat General Corporation, which provides services to U.S. government and other select military organizations and their contractors, as well as other commercial customers. At this point in time, it is too early to assess the probability of any adjustments resulting from this audit.

Prior to August 20, 2004, Intelsat Corp, joined with The DIRECTV Group and General Motors Corporation in filing a consolidated U.S. federal income tax return. In April 2004, Intelsat Corp entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among Intelsat Corp and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify Intelsat Corp for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from Intelsat Corp regarding any liability for the federal or consolidated state or local income taxes of General Motors Corporation and The DIRECTV Group, except those income taxes Intelsat Corp is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corp for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on, or prior to, the day of the closing of the PanAmSat Corporation recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, Intelsat Corp’s tax exposure after indemnification related to these periods is capped at $15.0 million, of which $4.0 million has been paid to date. The tax separation agreement with The DIRECTV Group is effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates. As of December 31, 2012 and March 31, 2013, we had a tax indemnification receivable of $2.3 million.

Note 11 Commitments and Contingencies

(a) Litigation and Claims

We are subject to litigation in the ordinary course of business. Management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

(b) LCO Protection

Most of the customer service commitments entered into prior to our privatization were transferred to us pursuant to novation agreements. Certain of these agreements contain provisions, including provisions for lifeline connectivity obligation (“LCO”) protection, which constrain our ability to price services in some circumstances. Our LCO contracts require us to provide customers with the right to renew their service commitments covered by LCO contracts at prices no higher than the prices charged for those services on the privatization date. Under some circumstances, we may also be required by an LCO contract to reduce the price for a service commitment covered by the contract. LCO protection may continue until July 18, 2013. As of March 31, 2013, we had approximately $53.9 million of backlog covered by LCO contracts and to date we have not been required to reduce prices for our LCO-protected service commitments. There can be no assurance that we will not be required to reduce prices in the future under our LCO commitments.

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

The geographic distribution of our revenue based upon billing region of the customer was as follows:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013
North America	48%	46%
Europe	16%	16%
Africa and Middle East	16%	15%
Latin America and Caribbean	14%	16%
Asia Pacific	6%	7%

Approximately 5% and 4% of our revenue was derived from our largest customer during the three months ended March 31, 2012 and 2013, respectively. Our ten largest customers accounted for approximately 26% of our revenue for each of the three months ended March 31, 2012 and 2013.

Our revenues were derived from the following services, with Off-Network and Other Revenues shown separately from On-Network Revenues (in thousands, except percentages):

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2013
On-Network Revenues
Transponder services	$479,959	75%	$501,807	77%
Managed services	65,972	10%	72,371	11%
Channel	23,820	4%	19,165	3%

Total on-network revenues	569,751	88%	593,343	91%
Off-Network and Other Revenues
Transponder, MSS and other off-network services	64,434	10%	48,977	7%
Satellite-related services	9,984	2%	12,807	2%

Total off-network and other revenues	74,418	12%	61,784	9%

Total	$644,169	100%	$655,127	100%

Note 13 Related Party Transactions

(a) Shareholders’ Agreements

Certain shareholders of Intelsat S.A. entered into shareholders’ agreements on February 4, 2008. The shareholders’ agreements were assigned to Intelsat S.A. by amendments effective as of March 30, 2012. The shareholders’ agreements and the articles of incorporation of Intelsat S.A. provided, among other things, for the governance of Intelsat S.A. and its subsidiaries and provided specific rights to and limitations upon the holders of Intelsat S.A.’s share capital with respect to shares held by such holders. In connection with the IPO in April 2013, these articles of incorporation and shareholders’ agreements were amended.

(b) Monitoring Fee Agreement

Intelsat Luxembourg, our direct wholly-owned subsidiary, had a monitoring fee agreement dated February 4, 2008 (the “2008 MFA”) with BC Partners Limited and Silver Lake Management Company III, L.L.C., (together, the “2008 MFA Parties”), pursuant to which the 2008 MFA Parties provided certain monitoring, advisory and consulting services to Intelsat Luxembourg. We recorded expense for services associated with the 2008 MFA of $6.3 million during each of the three months ended March 31, 2012 and 2013.

In connection with the IPO in April 2013, the 2008 MFA was assigned to Intelsat S.A. and terminated. Intelsat S.A. paid a fee of $39.1 million to the 2008 MFA Parties in connection with the termination of the 2008 MFA. During the first quarter of 2013, the 2008 MFA Parties received approximately $25.1 million for services that were performed, or expected to be performed, under the 2008 MFA in 2013. The $39.1 million payment made to terminate the 2008 MFA, together with a write-off of $17.2 million of prepaid fees relating to the balance of 2013, were expensed by Intelsat S.A. upon the consummation of the IPO.

(c) Ownership by Management

Certain directors, officers and key employees of Intelsat S.A. and its subsidiaries hold restricted shares, options and share-based compensation arrangements of Intelsat S.A. (see Note 3—Share-based and Other Compensation Plans). In the aggregate, these shares and arrangements outstanding as of March 31, 2013 provided for the issuance of approximately 12.0% of the voting equity of Intelsat S.A. on a fully diluted basis. Upon completion of the IPO, in the aggregate, these shares and arrangements outstanding provided for the issuance of approximately 8.5% of the voting equity of Intelsat S.A. on a fully-diluted basis.

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

(g) Receivable from Parents

We had receivables from our indirect parent entities as of December 31, 2012 and March 31, 2013 of $36.6 million and $38.1 million, respectively.

Note 14 Subsequent Events associated with the IPO

On April 23, 2013, Intelsat S.A., our indirect parent company, completed its IPO, receiving net proceeds of approximately $550 million after underwriting discounts and commissions. The net proceeds from the IPO have been or will be primarily used to redeem all of the outstanding $353.6 million aggregate principal amount of the Intelsat Investments Notes and to prepay $138.2 million of indebtedness outstanding under the New Senior Unsecured Credit Facility (see Note 8—Long-Term Debt).

In connection with the IPO, certain repurchase rights upon employee separation that were included in various share-based compensation agreements of management contractually expired. This resulted in (i) certain awards becoming deemed granted under the provisions of FASB ASC Topic 718, Compensation—Stock Compensation (“FASB ASC 718”) and (ii) certain awards previously accounted for as liability awards becoming treated as equity awards under the provisions of FASB ASC 718. Also upon consummation of the IPO, options were granted to certain executives in accordance with the existing terms of their side letters to a management shareholders agreement, and cash payments were made to certain members of management. Based on awards outstanding at March 31, 2013, in connection with the IPO, the items described above are expected to result in a pre-tax charge of approximately $21.3 million, which will be recorded in the second quarter of 2013.

Also in connection with the IPO, the Board of Directors of Intelsat S.A. adopted the 2013 Equity Plan, effective April 18, 2013, to provide for equity incentive awards to management and members of the Intelsat S.A. Board of Directors. Under the 2013 Equity Plan, up to 10,000,000 equity incentive awards can be granted. Shortly after its adoption, the Compensation Committee approved the following awards: (i) 1,003,900 restricted stock units, of which 563,480 vest based on service in three annual installments, and 440,420 vest after three years based upon the achievement of certain long-term performance metrics; (ii) 500,000 restricted stock units vesting in four installments every six months; and (iii) 500,000 options, with an exercise price of $27.00 per share, vesting monthly over 24 months.

Additionally, in connection with the IPO, in April 2013, the 2008 MFA was terminated (see Note 13(b)—Related Party Transactions—Monitoring Fee Agreement).

Note 15 Supplemental Consolidating Financial Information

On June 27, 2008, Intelsat Luxembourg issued approximately $2.8 billion of 11 1/4% Senior Notes due 2017 and approximately $2.3 billion of 11 1/2% / 12 1/2% Senior PIK Election Notes due 2017, which are fully and unconditionally guaranteed, jointly and severally, by Intelsat Investments.

Separate financial statements of Intelsat Investments, Intelsat Luxembourg and Intelsat Jackson are not presented because management believes that such financial statements would not be material to investors. Investments in Intelsat Jackson’s subsidiaries in the following condensed consolidating financial information are accounted for under the equity method of accounting. Consolidating adjustments include the following:

•	elimination of investment in subsidiaries;

•	elimination of intercompany accounts; and

•	elimination of equity in earnings (losses) of subsidiaries.

Other comprehensive income for the three months ended March 31, 2012 was $2.6 million compared to other comprehensive income of $3.3 million for the three months ended March 31, 2013. Other comprehensive income is fully attributable to the subsidiaries of Intelsat Jackson.

INTELSAT INVESTMENTS S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2013

(in thousands)

	Intelsat Investments S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$536	$1,577	$110,152	$216,481	$—	$328,746
Receivables, net of allowance	25	7	384	542,733	—	543,149
Deferred income taxes	—	—	—	94,662	—	94,662
Prepaid expenses and other current assets	245	18,854	1,835	44,323	(199)	65,058
Intercompany receivables	—	—	76,518	420,741	(497,259)	—

Total current assets	806	20,438	188,889	1,318,940	(497,458)	1,031,615
Satellites and other property and equipment, net	—	—	—	5,839,334	—	5,839,334
Goodwill	—	—	—	6,780,827	—	6,780,827
Non-amortizable intangible assets	—	—	—	2,458,100	—	2,458,100
Amortizable intangible assets, net	—	—	—	630,509	—	630,509
Investment in affiliates	(404,028)	4,922,532	15,142,915	1,000	(19,661,419)	1,000
Other assets	9,758	80,299	106,579	211,736	—	408,372

Total assets	$(393,464)	$5,023,269	$15,438,383	$17,240,446	$(20,158,877)	$17,149,757

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,536	$—	$310	$111,528	$(199)	$114,175
Accrued interest payable	9,575	77,102	241,408	2,091	—	330,176
Current portion of long-term debt	—	—	899,991	24,418	—	924,409
Deferred satellite performance incentives	—	—	—	21,849	—	21,849
Other current liabilities	—	—	1,365	146,262	—	147,627
Intercompany payables	496,191	1,068	—	—	(497,259)	—

Total current liabilities	508,302	78,170	1,143,074	306,148	(497,458)	1,538,236
Long-term debt, net of current portion	335,473	5,307,986	9,310,367	12,209	—	14,966,035
Deferred satellite performance incentives, net of current portion	—	—	—	168,070	—	168,070
Deferred revenue, net of current portion	—	—	—	844,591	—	844,591
Deferred income taxes	—	—	—	287,946	—	287,946
Accrued retirement benefits	—	—	—	291,602	—	291,602
Other long-term liabilities	—	39,659	62,410	188,447	—	290,516
Shareholder’s equity (deficit):
Ordinary shares	5,000	669,036	4,322,473	9,085,852	(14,077,361)	5,000
Other shareholder’s equity (deficit)	(1,242,239)	(1,071,582)	600,059	6,055,581	(5,584,058)	(1,242,239)

Total liabilities and shareholder’s equity	$(393,464)	$5,023,269	$15,438,383	$17,240,446	$(20,158,877)	$17,149,757

(Certain totals may not add due to the effects of rounding)

INTELSAT INVESTMENTS S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(in thousands)

	Intelsat Investments S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$42	$91	$2,271	$185,042	$—	$187,446
Receivables, net of allowance	23	4	369	318,409	—	318,805
Deferred income taxes	—	—	—	94,779	—	94,779
Prepaid expenses and other current assets	525	—	50	38,133	—	38,708
Intercompany receivables	—	6,838	—	3,064,146	(3,070,984)	—

Total current assets	590	6,933	2,690	3,700,509	(3,070,984)	639,738
Satellites and other property and equipment, net	—	—	—	6,355,192	—	6,355,192
Goodwill	—	—	—	6,780,827	—	6,780,827
Non-amortizable intangible assets	—	—	—	2,458,100	—	2,458,100
Amortizable intangible assets, net	—	—	—	651,087	—	651,087
Investment in affiliates	(403,929)	5,085,233	17,963,969	1,010	(22,645,273)	1,010
Other assets	9,064	84,402	111,836	210,465	—	415,767

Total assets	$(394,275)	$5,176,568	$18,078,495	$20,157,190	$(25,716,257)	$17,301,721

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,289	$—	$575	$189,808	$—	$192,672
Accrued interest payable	3,830	227,953	133,335	2,558	—	367,676
Current portion of long-term debt	—	—	32,180	24,418	—	56,598
Deferred satellite performance incentives	—	—	—	21,479	—	21,479
Other current liabilities	—	—	7,244	149,537	—	156,781
Intercompany payables	504,460	—	2,566,524	—	(3,070,984)	—

Total current liabilities	510,579	227,953	2,739,858	387,800	(3,070,984)	795,206
Long-term debt, net of current portion	328,238	5,307,986	10,186,086	24,418	—	15,846,728
Deferred satellite performance incentives, net of current portion	—	—	—	172,663	—	172,663
Deferred revenue, net of current portion	—	—	—	834,161	—	834,161
Deferred income taxes	—	—	—	286,673	—	286,673
Accrued retirement benefits	—	—	—	299,187	—	299,187
Other long-term liabilities	—	41,760	67,318	191,117	—	300,195
Shareholder’s equity (deficit):
Ordinary shares	5,000	669,036	4,322,473	8,773,388	(13,764,897)	5,000
Other shareholder’s equity (deficit)	(1,238,092)	(1,070,167)	762,760	9,187,783	(8,880,376)	(1,238,092)

Total liabilities and shareholder’s equity	$(394,275)	$5,176,568	$18,078,495	$20,157,190	$(25,716,257)	$17,301,721

(Certain totals may not add due to the effects of rounding)

INTELSAT INVESTMENTS S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(in thousands)

	Intelsat Investments S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$—	$655,127	$—	$655,127

Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	—	—	—	97,646	—	97,646
Selling, general and administrative	763	6,447	634	50,108	—	57,952
Depreciation and amortization	—	—	—	187,411	—	187,411
Losses on derivative financial instruments	—	—	1,865	—	—	1,865

Total operating expenses	763	6,447	2,499	335,165	—	344,874

Income (loss) from operations	(763)	(6,447)	(2,499)	319,962	—	310,253
Interest (income) expense, net	16,399	152,855	184,181	(36,186)	—	317,249
Subsidiary income	10,668	172,922	359,604	—	(543,194)	—
Other expense, net	(2)	—	(2)	(646)	—	(650)

Income (loss) before income taxes	(6,496)	13,620	172,922	355,502	(543,194)	(7,646)
Benefit from income taxes	—	—	—	(2,038)	—	(2,038)

Net income (loss)	(6,496)	13,620	172,922	357,540	(543,194)	(5,608)
Net income attributable to noncontrolling interest	—	—	—	(888)	—	(888)

Net income (loss) attributable to Intelsat Investments S.A.	$(6,496)	$13,620	$172,922	$356,652	$(543,194)	$(6,496)

(Certain totals may not add due to the effects of rounding)

INTELSAT INVESTMENTS S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(in thousands)

	Intelsat Investments S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$—	$644,169	$—	$644,169

Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	—	—	—	105,010	—	105,010
Selling, general and administrative	1,049	6,426	461	43,030	—	50,966
Depreciation and amortization	—	—	—	186,871	—	186,871
Loss on derivative financial instruments	—	—	9,256	602	—	9,858

Total operating expenses	1,049	6,426	9,717	335,513	—	352,705

Income (loss) from operations	(1,049)	(6,426)	(9,717)	308,656	—	291,464
Interest (income) expense, net	15,499	152,599	150,682	(7,349)	—	311,431
Subsidiary income (loss)	(7,899)	154,013	314,414	—	(460,528)	—
Other income (expense), net	(2)	(1)	(2)	2,908	—	2,903

Income (loss) before income taxes	(24,449)	(5,013)	154,013	318,913	(460,528)	(17,064)
Provision for income taxes	—	—	—	7,204	—	7,204

Net income (loss)	(24,449)	(5,013)	154,013	311,709	(460,528)	(24,268)
Net income attributable to noncontrolling interest	—	—	—	(181)	—	(181)

Net income (loss) attributable to Intelsat Investments S.A.	$(24,449)	$(5,013)	$154,013	$311,528	$(460,528)	$(24,449)

(Certain totals may not add due to the effects of rounding)

INTELSAT INVESTMENTS S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(in thousands)

	Intelsat Investments S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated
Cash flows from operating activities:	$(1,579)	$(326,867)	$41,158	$384,389	$—	$97,101

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	—	(167,154)	—	(167,154)
Proceeds from insurance settlements	—	—	—	252,911	—	252,911
Payment on satellite performance incentives from insurance proceeds	—	—	—	(19,199)	—	(19,199)
Disbursements for intercompany loans	—	—	—	(75,176)	75,176	—
Investment in subsidiaries	(4,365)	—	(11,613)	—	15,978	—
Dividend from affiliates	5,090	333,443	346,000	—	(684,533)	—
Other investing activities	—	—	—	(1,000)	—	(1,000)

Net cash provided by investing activities	725	333,443	334,387	(9,618)	(593,379)	(65,558)

Cash flows from financing activities:
Repayments of long-term debt	—	—	(48,045)	(12,209)	—	(60,254)
Proceeds from issuance of long-term debt	—	—	40,000	—	—	40,000
Proceeds from intercompany borrowing	1,350	—	73,826	—	(75,176)	—
Principal payments on deferred satellite performance incentives	—	—	—	(4,276)	—	(4,276)
Capital contribution from parent	—	—	—	15,978	(15,978)	—
Dividends to shareholders	—	(5,090)	(333,443)	(346,000)	684,533	—
Capital contribution from noncontrolling interest	—	—	—	6,105	—	6,105
Dividends paid to noncontrolling interest	—	—	—	(1,723)	—	(1,723)

Net cash provided by (used in) financing activities	1,350	(5,090)	(267,662)	(342,125)	593,379	(20,148)

Effect of exchange rate changes on cash and cash equivalents	(2)	—	(2)	(1,207)	—	(1,211)

Net change in cash and cash equivalents	494	1,486	107,881	31,439	—	141,300
Cash and cash equivalents, beginning of period	42	91	2,271	185,042	—	187,446

Cash and cash equivalents, end of period	$536	$1,577	$110,152	$216,481	$—	$328,746

(Certain totals may not add due to the effects of rounding)

INTELSAT INVESTMENTS S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(in thousands)

	Intelsat Investments S.A.	Intelsat Luxembourg	Intelsat Jackson	Intelsat Jackson Subsidiaries (Non- Guarantors)	Consolidation and Eliminations	Consolidated
Cash flows from operating activities:	$1,455	$(324,777)	$(141,999)	$587,402	$—	$122,081

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	—	(260,867)	—	(260,867)
Disbursements for intercompany loans	—	—	—	(23,321)	23,321	—
Investment in subsidiaries	(3,000)	—	(35,690)	—	38,690	—
Dividend from affiliates	1,500	325,550	479,241	—	(806,291)	—

Net cash provided by (used in) investing activities	(1,500)	325,550	443,551	(284,188)	(744,280)	(260,867)

Cash flows from financing activities:
Repayments of long-term debt	—	—	(8,125)	(12,209)	—	(20,334)
Proceeds from issuance of long-term debt	—	—	175,000	—	—	175,000
Proceeds from intercompany borrowing	—	—	23,321	—	(23,321)	—
Principal payments on deferred satellite performance incentives	—	—	—	(4,011)	—	(4,011)
Capital contribution from parent	—	—	—	38,690	(38,690)	—
Dividends to shareholders	—	(1,500)	(325,550)	(479,241)	806,291	—
Capital contribution from noncontrolling interest	—	—	—	6,105	—	6,105
Dividends paid to noncontrolling interest	—	—	—	(2,255)	—	(2,255)

Net cash used in financing activities	—	(1,500)	(135,354)	(452,921)	744,280	154,505

Effect of exchange rate changes on cash and cash equivalents	(1)	—	(2)	1,047	—	1,044

Net change in cash and cash equivalents	(46)	(727)	166,196	(148,660)	—	16,763
Cash and cash equivalents, beginning of period	511	908	2,269	291,012	—	294,700

Cash and cash equivalents, end of period	$465	$181	$168,465	$142,352	$—	$311,463

(Certain totals may not add due to the effects of rounding)

On April 5, 2011, Intelsat Jackson completed an offering of $2.65 billion aggregate principal amount of senior notes, consisting of $1.5 billion aggregate principal amount of the 7 1/4% 2019 Jackson Notes and $1.15 billion aggregate principal amount of the 2021 Jackson Notes. The 7 1/4% 2019 Jackson Notes and the 2021 Jackson Notes are fully and unconditionally guaranteed, jointly and severally, by Intelsat Investments, Intelsat Luxembourg and certain wholly-owned subsidiaries of Intelsat Jackson (the “Subsidiary Guarantors”).

On April 26, 2012, Intelsat Jackson completed an offering of $1.2 billion aggregate principal amount of the 2020 Jackson Notes, which are fully and unconditionally guaranteed, jointly and severally, by Intelsat Investments, Intelsat Luxembourg and the Subsidiary Guarantors.

Separate financial statements of Intelsat Investments, Intelsat Luxembourg, Intelsat Jackson and the Subsidiary Guarantors are not presented because management believes that such financial statements would not be material to investors. Investments in Intelsat Jackson’s subsidiaries in the following condensed consolidating financial information are accounted for under the equity method of accounting. Consolidating adjustments include the following:

•	elimination of investment in subsidiaries;

•	elimination of intercompany accounts;

•	elimination of intercompany sales between guarantor and non-guarantor subsidiaries; and

•	elimination of equity in earnings (losses) of subsidiaries.

Other comprehensive income for the three months ended March 31, 2012 was $2.6 million compared to other comprehensive income of $3.3 million for the three months ended March 31, 2013. Other comprehensive income is fully attributable to the Subsidiary Guarantors, which are consolidated within Intelsat Jackson as well.

INTELSAT INVESTMENTS S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2013

(in thousands)

	Intelsat Investments S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$536	$1,577	$287,209	$177,057	$39,424	$(177,057)	$328,746
Receivables, net of allowance	25	7	459,750	459,366	83,367	(459,366)	543,149
Deferred income taxes	—	—	92,689	92,689	1,973	(92,689)	94,662
Prepaid expenses and other current assets	245	18,854	32,753	30,918	13,866	(31,578)	65,058
Intercompany receivables			453,397	376,879	43,862	(874,138)	—

Total current assets	806	20,438	1,325,798	1,136,909	182,492	(1,634,828)	1,031,615
Satellites and other property and equipment, net	—	—	5,717,579	5,717,579	165,172	(5,760,996)	5,839,334
Goodwill	—	—	6,780,827	6,780,827	—	(6,780,827)	6,780,827
Non-amortizable intangible assets	—	—	2,458,100	2,458,100	—	(2,458,100)	2,458,100
Amortizable intangible assets, net	—	—	630,509	630,509	—	(630,509)	630,509
Investment in affiliates	(360,658)	4,965,902	259,520	259,520	—	(5,123,284)	1,000
Other assets	9,758	80,299	299,057	192,477	13,506	(186,725)	408,372

Total assets	$(350,094)	$5,066,639	$17,471,390	$17,175,921	$361,170	$(22,575,269)	$17,149,757

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,536	$—	$87,237	$86,927	$25,062	$(87,587)	$114,175
Accrued interest payable	9,575	77,102	243,347	1,939	152	(1,939)	330,176
Current portion of long-term debt	—	—	899,991	—	24,418	—	924,409
Deferred satellite performance incentives	—	—	20,328	20,328	1,521	(20,328)	21,849
Other current liabilities	—	—	144,573	143,208	3,054	(143,208)	147,627
Intercompany payables	496,191	1,068	—	—	—	(497,259)	—

Total current liabilities	508,302	78,170	1,395,476	252,402	54,207	(750,321)	1,538,236
Long-term debt, net of current portion	335,473	5,307,986	9,310,367	—	12,209	—	14,966,035
Deferred satellite performance incentives, net of current portion	—	—	166,357	166,357	1,713	(166,357)	168,070
Deferred revenue, net of current portion	—	—	841,382	841,382	3,209	(841,382)	844,591
Deferred income taxes	—	—	264,643	264,643	17,598	(258,938)	287,946
Accrued retirement benefits	—	—	291,602	291,602	—	(291,602)	291,602
Other long-term liabilities	—	39,659	235,661	173,250	15,196	(173,250)	290,516
Shareholder’s equity (deficit):
Ordinary shares	5,000	669,036	4,322,518	9,085,852	24	(14,077,430)	5,000
Other shareholder’s equity (deficit)	(1,198,869)	(1,028,212)	643,384	6,100,433	257,014	(6,015,989)	(1,242,239)

Total liabilities and shareholder’s equity	$(350,094)	$5,066,639	$17,471,390	$17,175,921	$361,170	$(22,575,269)	$17,149,757

(Certain totals may not add due to the effects of rounding)

INTELSAT INVESTMENTS S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(in thousands)

	Intelsat Investments S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$42	$91	$133,379	$131,107	$53,934	$(131,107)	$187,446
Receivables, net of allowance	23	4	229,667	229,298	89,111	(229,298)	318,805
Deferred income taxes	—	—	92,806	92,806	1,973	(92,806)	94,779
Prepaid expenses and other current assets	525	—	27,871	27,821	12,923	(30,432)	38,708
Intercompany receivables	—	6,838	612,341	3,178,865	—	(3,798,044)	—

Total current assets	590	6,933	1,096,064	3,659,897	157,941	(4,281,687)	639,738
Satellites and other property and equipment, net	—	—	6,111,636	6,111,636	259,650	(6,127,730)	6,355,192
Goodwill	—	—	6,780,827	6,780,827	—	(6,780,827)	6,780,827
Non-amortizable intangible assets	—	—	2,458,100	2,458,100	—	(2,458,100)	2,458,100
Amortizable intangible assets, net	—	—	651,087	651,087	—	(651,087)	651,087
Investment in affiliates	(403,878)	5,085,284	213,001	213,001	10	(5,106,408)	1,010
Other assets	9,064	84,402	296,410	184,574	20,138	(178,821)	415,767

Total assets	$(394,224)	$5,176,619	$17,607,125	$20,059,122	$437,739	$(25,584,660)	$17,301,721

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,289	$—	$168,823	$168,248	$24,170	$(170,858)	$192,672
Accrued interest payable	3,830	227,953	135,623	2,288	270	(2,288)	367,676
Current portion of long-term debt	—	—	32,180	—	24,418	—	56,598
Deferred satellite performance incentives	—	—	20,224	20,224	1,255	(20,224)	21,479
Other current liabilities	—	—	153,857	146,611	4,257	(147,944)	156,781
Intercompany payables	504,460	—	—	—	114,719	(619,179)	—

Total current liabilities	510,579	227,953	510,707	337,371	169,089	(960,493)	795,206
Long-term debt, net of current portion	328,238	5,307,986	10,186,086	—	24,418	—	15,846,728
Deferred satellite performance incentives, net of current portion	—	—	170,684	170,684	1,979	(170,684)	172,663
Deferred revenue, net of current portion	—	—	845,327	845,327	3,498	(859,991)	834,161
Deferred income taxes	—	—	266,340	266,340	14,627	(260,634)	286,673
Accrued retirement benefits	—	—	299,187	299,187	—	(299,187)	299,187
Other long-term liabilities	—	41,760	243,510	176,193	14,925	(176,193)	300,195
Shareholder’s equity (deficit):
Ordinary shares	5,000	669,036	4,322,518	8,773,388	24	(13,764,966)	5,000
Other shareholder’s equity (deficit)	(1,238,041)	(1,070,116)	762,766	9,190,632	209,179	(9,092,512)	(1,238,092)

Total liabilities and shareholder’s equity	$(394,224)	$5,176,619	$17,607,125	$20,059,122	$437,739	$(25,584,660)	$17,301,721

(Certain totals may not add due to the effects of rounding)

INTELSAT INVESTMENTS S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(in thousands)

	Intelsat Investments S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$594,972	$594,972	$173,932	$(708,749)	$655,127

Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	—	—	68,977	68,977	96,695	(137,003)	97,646
Selling, general and administrative	763	6,447	37,519	36,887	13,223	(36,887)	57,952
Depreciation and amortization	—	—	178,245	178,245	9,487	(178,566)	187,411
Losses on derivative financial instruments	—	—	1,865	—	—	—	1,865

Total operating expenses	763	6,447	286,606	284,109	119,405	(352,456)	344,874

Income (loss) from operations	(763)	(6,447)	308,366	310,863	54,527	(356,293)	310,253
Interest (income) expense, net	16,399	152,855	148,349	(35,832)	(354)	35,832	317,249
Subsidiary income	56,098	218,352	53,016	53,016	—	(380,482)	—
Other income (expense), net	(2)	—	237	239	(885)	(239)	(650)

Income before income taxes	38,934	59,050	213,270	399,950	53,996	(772,846)	(7,646)
Provision for (benefit from) income taxes	—	—	(5,082)	(5,082)	3,044	5,082	(2,038)

Net income	38,934	59,050	218,352	405,032	50,952	(777,928)	(5,608)
Net income attributable to noncontrolling interest	—	—	—	—	(888)	—	(888)

Net income attributable to Intelsat Investments S.A.	$38,934	$59,050	$218,352	$405,032	$50,064	$(777,928)	$(6,496)

(Certain totals may not add due to the effects of rounding)

INTELSAT INVESTMENTS S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(in thousands)

	Intelsat Investments S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Revenue	$—	$—	$565,131	$565,131	$181,658	$(667,751)	$644,169

Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	—	—	67,510	67,510	140,119	(170,129)	105,010
Selling, general and administrative	1,049	6,426	30,386	29,925	13,106	(29,926)	50,966
Depreciation and amortization	—	—	177,229	177,229	9,957	(177,544)	186,871
Loss on derivative financial instruments	—	—	9,257	—	601	—	9,858

Total operating expenses	1,049	6,426	284,382	274,664	163,783	(377,599)	352,705

Income (loss) from operations	(1,049)	(6,426)	280,749	290,467	17,875	(290,152)	291,464
Interest (income) expense, net	15,499	152,599	138,771	(11,911)	4,562	11,911	311,431
Subsidiary income (loss)	(7,864)	154,048	5,610	5,610	—	(157,404)	—
Other income (expense), net	(2)	(1)	2,296	2,296	944	(2,630)	2,903

Income (loss) before income taxes	(24,414)	(4,978)	149,884	310,284	14,257	(462,097)	(17,064)
Provision for (benefit from) income taxes	—	—	(4,164)	(4,164)	11,352	4,180	7,204

Net income (loss)	(24,414)	(4,978)	154,048	314,448	2,905	(466,277)	(24,268)
Net income attributable to noncontrolling interest	—	—	—	—	(181)	—	(181)

Net income (loss) attributable to Intelsat Investments S.A.	$(24,414)	$(4,978)	$154,048	$314,448	$2,724	$(466,277)	$(24,449)

(Certain totals may not add due to the effects of rounding)

INTELSAT INVESTMENTS S.A. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(in thousands)

	Intelsat Investments S.A.	Intelsat Luxembourg	Intelsat Jackson	Jackson Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidation and Eliminations	Consolidated
Cash flows from operating activities:	$(1,579)	$(326,867)	$431,214	$617,169	$(5,718)	$(617,118)	$97,101

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	—	—	(165,385)	(165,385)	(1,769)	165,385	(167,154)
Proceeds from insurance settlements	—	—	252,911	252,911	—	(252,911)	252,911
Payment on satellite performance incentives from insurance proceeds	—	—	(19,199)	(19,199)	—	19,199	(19,199)
Repayment from (disbursements for) intercompany loans	—	—	627	(231,259)	—	230,632	—
Investment in subsidiaries	(4,365)	—	—	(51)	—	4,416	—
Dividend from affiliates	5,090	333,443	750	750	—	(340,033)	—
Other investing activities	—	—	(1,000)	(1,000)	—	1,000	(1,000)

Net cash provided by (used in) investing activities	725	333,443	68,704	(163,233)	(1,769)	(172,312)	65,558

Cash flows from financing activities:
Repayments of long-term debt	—	—	(48,045)	—	(12,209)	—	(60,254)
Proceeds from issuance of long-term debt	—	—	40,000	—	—	—	40,000
Proceeds from (repayment of) intercompany borrowing	1,350	—	—	(69,000)	(1,977)	69,627	—
Principal payments on deferred satellite performance incentives	—	—	(4,276)	(4,276)	—	4,276	(4,276)
Capital contribution from parent	—	—	—	11,613	4,416	(16,029)	—
Dividends to shareholders	—	(5,090)	(333,443)	(346,000)	(750)	685,283	—
Capital contribution from noncontrolling interest	—	—	—	—	6,105	—	6,105
Dividends paid to noncontrolling interest	—	—	—	—	(1,723)	—	(1,723)

Net cash provided by (used in) financing activities	1,350	(5,090)	(345,764)	(407,663)	(6,138)	743,157	(20,148)

Effect of exchange rate changes on cash and cash equivalents	(2)	—	(324)	(323)	(885)	323	(1,211)

Net change in cash and cash equivalents	494	1,486	153,830	45,950	(14,510)	(45,950)	141,300
Cash and cash equivalents, beginning of period	42	91	133,379	131,107	53,934	(131,107)	187,446

Cash and cash equivalents, end of period	$536	$1,577	$287,209	$177,057	$39,424	$(177,057)	$328,746

(Certain totals may not add due to the effects of rounding)

INTELSAT INVESTMENTS S.A. AND SUBSIDIARIES

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

Intelsat S.A. Initial Public Offering and Related Transactions

On April 23, 2013, Intelsat S.A. (formerly known as Intelsat Global Holdings S.A.), our indirect parent company, completed its initial public offering of common shares and a concurrent public offering of 5.75% Series A mandatory convertible junior non-voting preferred shares (the initial public offering together with the concurrent public offering, the “IPO”), receiving net proceeds of approximately $550 million after underwriting discounts and commissions. The net proceeds from the IPO have been or will be primarily used to redeem all of the outstanding $353.6 million aggregate principal amount of Intelsat Investments 6 1/2% Senior Notes due 2013 (the “Intelsat Investments Notes”) and to prepay $138.2 million of indebtedness outstanding under the Intelsat Jackson New Senior Unsecured Credit Agreement, dated July 1, 2008, consisting of a senior unsecured term loan facility due February 2014 (the “New Senior Unsecured Credit Facility”). In connection with the pending redemption of the Intelsat Investments Notes, we expect to recognize a loss on early extinguishment of debt of approximately $24.2 million in the second quarter of 2013, consisting of the difference between the carrying value of the debt ultimately redeemed and the total cash paid (including related fees), and a write-off of unamortized debt discount and debt issuance costs. In connection with the partial prepayment of the New Senior Unsecured Credit Facility, we expect to recognize a loss on early extinguishment of debt of $0.2 million in the second quarter of 2013, consisting of a write-off of unamortized debt issuance costs.

In connection with the IPO, certain repurchase rights upon employee separation that were included in various share-based compensation agreements of management contractually expired. Upon consummation of the IPO, options were also granted to certain executives in accordance with the existing terms of their side letters to a management shareholders agreement, and cash payments were made to certain members of management. Based on awards outstanding at March 31, 2013, in connection with the IPO, the items described above are expected to result in a pre-tax charge of approximately $21.3 million, which will be recorded in the second quarter of 2013.

Also in connection with the IPO, in April 2013 the monitoring fee agreement dated February 4, 2008 (the “2008 MFA”) with BC Partners Limited and Silver Lake Management Company III, L.L.C. (together, the “2008 MFA Parties”) was terminated. Intelsat S.A. paid a fee of $39.1 million to the 2008 MFA Parties in connection with the termination. During the first quarter of 2013, the 2008 MFA Parties had previously received approximately $25.1 million for services that were performed, or expected to be performed, under the 2008 MFA in 2013. The $39.1 million payment made to terminate the 2008 MFA, together with a write-off of $17.2 million of prepaid fees relating to the balance of 2013, were expensed by Intelsat S.A. upon the consummation of the IPO.

2013 Intelsat Luxembourg Notes Offering and Redemptions

On April 5, 2013 Intelsat Luxembourg completed an offering of $3.5 billion aggregate principal amount of Senior Notes, consisting of $500.0 million aggregate principal amount of 6  3/4% Senior Notes due 2018 (the “2018 Luxembourg Notes”), $2.0 billion aggregate principal amount of 7  3/4% Senior Notes due 2021 (the “2021 Luxembourg Notes”) and $1.0 billion aggregate principal amount of 8  1/8% Senior Notes due 2023 (the “2023 Luxembourg Notes” and collectively with the 2018 Luxembourg Notes and the 2021 Luxembourg Notes, the “New Luxembourg Notes”). The net proceeds from this offering were used by Intelsat Luxembourg in April 2013 to redeem all $2.5 billion aggregate principal amount of Intelsat Luxembourg’s outstanding 11  1/2/12  1/2% Senior PIK Election Notes (the “2017 PIK Notes”) and $754.8 million aggregate principal amount of Intelsat Luxembourg’s outstanding 11  1/4% Senior Notes due 2017 (the “2017 Senior Notes”).

On April 23, 2013, Intelsat Luxembourg issued a notice of redemption pursuant to the indenture governing its 2017 Senior Notes that it intends to redeem $366.4 million aggregate principal amount of the 2017 Senior Notes on May 23, 2013. The redemption of the 2017 Senior Notes will be funded by insurance proceeds received from our total loss claim for the IS-27 satellite launch failure.

In connection with the pending and completed recent redemptions of the Intelsat Luxembourg notes, we expect to recognize a loss on early extinguishment of debt of $232.0 million in the second quarter of 2013, consisting of the difference between the carrying value of the aggregate debt ultimately redeemed and the total cash amount paid (including related fees), and a write-off of unamortized debt issuance costs.

Results of Operations

Three Months Ended March 31, 2012 and 2013

The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

			Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2013
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013	Increase (Decrease)	Percentage Change
Revenue	$644,169	$655,127	$10,958	2%
Operating expenses:
Direct costs of revenue (excluding depreciation and amortization)	105,010	97,646	(7,364)	(7)
Selling, general and administrative	50,966	57,952	6,986	14
Depreciation and amortization	186,871	187,411	540	0
Losses on derivative financial instruments	9,858	1,865	(7,993)	(81)

Total operating expenses	352,705	344,874	(7,831)	(2)

Income from operations	291,464	310,253	18,789	6
Interest expense, net	311,431	317,249	5,818	2
Other income (expense), net	2,903	(650)	(3,553)	NM

Loss before income taxes	(17,064)	(7,646)	9,418	55
Provision for (benefit from) income taxes	7,204	(2,038)	(9,242)	NM

Net loss	(24,268)	(5,608)	18,660	77
Net income attributable to noncontrolling interest	(181)	(888)	(707)	NM

Net loss attributable to Intelsat Investments S.A.	$(24,449)	$(6,496)	$17,953	73%

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

The following table sets forth our comparative revenue by service type, with Off-Network and Other Revenues shown separately from On-Network Revenues, for the periods shown (in thousands, except percentages):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$479,959	$501,807	$21,848	5%
Managed services	65,972	72,371	6,399	10
Channel	23,820	19,165	(4,655)	(20)

Total on-network revenues	569,751	593,343	23,592	4
Off-Network and Other Revenues
Transponder, MSS and other off-network services	64,434	48,977	(15,457)	(24)
Satellite-related services	9,984	12,807	2,823	28

Total off-network and other revenues	74,418	61,784	(12,634)	(17)

Total	$644,169	$655,127	$10,958	2%

Total revenue for the three months ended March 31, 2013 increased by $11.0 million, or 2%, as compared to the three months ended March 31, 2012. By service type, our revenues increased or decreased due to the following:

On-Network Revenues:

•

Transponder services—an aggregate increase of $21.8 million, primarily due to an $11.4 million increase in revenue from growth in capacity sold to media customers largely in the Latin America and Caribbean and the Asia-Pacific regions, a $5.4 million increase in revenue from capacity sold for government applications and a $5.1 million increase in revenue from network services customers.

•

Managed services—an aggregate increase of $6.4 million, largely due to an increase in revenue from new broadband services for mobility applications, primarily in the Europe region, and an increase in revenue for private line solutions for a customer based in North America.

•

Channel—an aggregate decrease of $4.7 million related to a continued decline due to the migration of international point-to-point satellite traffic to fiber optic cable, a trend which we expect will continue.

Off-Network and Other Revenues:

•

Transponder, MSS and other off-network services—an aggregate decrease of $15.5 million, primarily due to declines in sales of customer premises equipment for network services and government applications, and declines in the re-sale of mobile satellite services and off-network transponder services for government applications.

•	Satellite-related services—an aggregate increase of $2.8 million, primarily due to higher fees for government professional services and flight operations support for third-party satellites.

Operating Expenses

Direct Costs of Revenue (Excluding Depreciation and Amortization)

Direct costs of revenue decreased by $7.4 million, or 7%, to $97.6 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The decrease was primarily due to $8.4 million of higher cost of sales for customer premise equipment during the first quarter of 2012 as well as a $4.6 million decrease in the cost of MSS and off-network Fixed Satellite Services (“FSS”) capacity purchased related to solutions sold to our government customer set. These decreases were offset by a $3.5 million increase in other direct costs related to our delivery of professional services and costs related to a joint venture.

Selling, General and Administrative

Selling, general and administrative expenses increased by $7.0 million, or 14%, to $58.0 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This was primarily due to a $6.1 million increase in bad debt expense and $2.0 million in higher professional fees, partially offset by $1.1 million of lower non-cash stock compensation costs associated with our amended and restated 2008 Share Incentive Plan.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.5 million to $187.4 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This increase was primarily due to the following:

•	an increase of $25.8 million in depreciation expense resulting from the impact of satellites placed into service during 2012; partially offset by

•	a net decrease of $23.2 million in depreciation expense due to the timing of certain satellites becoming fully depreciated and changes in estimated remaining useful lives of certain satellites; and

•

a decrease of $2.4 million in amortization expense primarily due to changes in the expected pattern of consumption of amortizable intangible assets as these assets primarily include acquired backlog, which relates to contracts covering varying periods that expire over time, and acquired customer relationships, for which the value diminishes over time.

Losses on Derivative Financial Instruments

Losses on derivative financial instruments were $1.9 million for the three months ended March 31, 2013 compared to $9.9 million for the three months ended March 31, 2012. The losses on derivative financial instruments are related to the net loss on our interest rate swaps, which reflects interest expense accrued on the interest rate swaps as well as the change in fair value.

Interest Expense, Net

Interest expense, net consists of the gross interest expense we incur less the amount of interest we capitalize related to capital assets under construction and less interest income earned. As of March 31, 2013, we also held interest rate swaps with an aggregate notional amount of $1.6 billion to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured and unsecured credit facilities. The swaps have not been designated as hedges for accounting purposes. Interest expense, net increased by $5.8 million, or 2%, to $317.2 million for the three months ended March 31, 2013, as compared to $311.4 million for the three months ended March 31, 2012. The increase in interest expense, net was principally due to the following:

•

an increase of $24.1 million resulting from lower capitalized interest of $11.6 million for the three months ended March 31, 2013, as compared to $35.7 million for the three months ended March 31, 2012, resulting from decreased levels of satellites and related assets under construction; partially offset by

•

a net decrease of $20.1 million in interest expense as a result of Intelsat Jackson’s offerings, redemptions and amendments in 2012 (see—Liquidity and Capital Resources—Long-Term Debt—2012 Debt Transactions).

The non-cash portion of total interest expense, net was $14.9 million for the three months ended March 31, 2013. The non-cash interest expense was due to the amortization of deferred financing fees incurred as a result of new or refinanced debt and the amortization and accretion of discounts and premiums.

Other Income (Expense), Net

Other expense, net was $0.7 million for the three months ended March 31, 2013 as compared to other income, net of $2.9 million for the three months ended March 31, 2012. The difference of $3.6 million was primarily due to $1.2 million of exchange rate losses in the three months ended March 31, 2013 compared to $1.0 million of exchange rate gains in the three months ended March 31, 2012, primarily related to our business conducted in Brazilian reais and euros, and a $0.9 million decrease in rental income.

Provision for (Benefit from) Income Taxes

Our benefit from income taxes was $2.0 million for the three months ended March 31, 2013 as compared to a provision of $7.2 million for the three months ended March 31, 2012. The difference was principally due to a 2012 internal subsidiary merger that caused a remeasurement of our deferred taxes in the three months ended March 31, 2012, and a benefit for research and development credits recorded in the three months ended March 31, 2013. The U.S. Congress extended the research and development credit on January 1, 2013.

Cash paid for income taxes, net of refunds, totaled $14.0 million and $15.6 million for the three months ended March 31, 2012 and 2013, respectively.

EBITDA

EBITDA consists of earnings before net interest, taxes and depreciation and amortization. EBITDA is a measure commonly used in the FSS sector, and we present EBITDA to enhance the understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, EBITDA is not a measure of financial performance under U.S. GAAP, and our EBITDA may not be comparable to similarly titled measures of other companies. EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity.

A reconciliation of net loss to EBITDA for the periods shown is as follows (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013
Net loss	$(24,268)	$(5,608)
Add (Subtract):
Interest expense, net	311,431	317,249
Provision for (benefit from) income taxes	7,204	(2,038)
Depreciation and amortization	186,871	187,411

EBITDA	$481,238	$497,014

Intelsat Investments Adjusted EBITDA

In addition to EBITDA, we calculate a measure called Intelsat Investments Adjusted EBITDA to assess the operating performance of Intelsat Investments. Intelsat Investments Adjusted EBITDA consists of EBITDA of Intelsat Investments as adjusted to exclude or include certain unusual items, certain other operating expense items and certain other adjustments as described in the table and related footnotes below. Our management believes that the presentation of Intelsat Investments Adjusted EBITDA provides useful information to investors, lenders and financial analysts regarding our financial condition and results of operations because it permits clearer comparability of our operating performance between periods. By excluding the potential volatility related to the timing and extent of non-operating activities, such as impairments of asset value and gains (losses) on derivative financial instruments, our management believes that Intelsat Investments Adjusted EBITDA provides a useful means of evaluating the success of our operating activities. We also use Intelsat Investments Adjusted EBITDA, together with other appropriate metrics, to set goals for and measure the operating performance of our business, and it is one of the principal measures we use to evaluate our management’s performance in determining compensation under our incentive compensation plans. Adjusted EBITDA measures have been used historically by investors, lenders and financial analysts to estimate the value of a company, to make informed investment decisions and to evaluate performance. Our management believes that the inclusion of Intelsat Investments Adjusted EBITDA facilitates comparison of our results with those of companies having different capital structures.

Intelsat Investments Adjusted EBITDA is not a measure of financial performance under U.S. GAAP and may not be comparable to similarly titled measures of other companies. Intelsat Investments Adjusted EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) determined in accordance with U.S. GAAP, as an indicator of our operating performance, as an alternative to cash flows from operating activities determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity.

A reconciliation of net loss to Intelsat Investments EBITDA and Intelsat Investments EBITDA to Intelsat Investments Adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013
Net loss	$(24,268)	$(5,608)

Add (Subtract):
Interest expense, net	311,431	317,249
Provision for (benefit from) income taxes	7,204	(2,038)
Depreciation and amortization	186,871	187,411

Intelsat Investments EBITDA	481,238	497,014

Add (Subtract):
Compensation and benefits (1)	1,167	47
Management fees (2)	6,266	6,285
Loss on derivative financial instruments (3)	9,858	1,865
Non-recurring and other non-cash items (4)	(1,814)	661

Intelsat Investments Adjusted EBITDA	$496,715	$505,872

(1)	Reflects non-cash expenses incurred relating to our equity compensation plans and a portion of the expenses related to our defined benefit retirement plan and other postretirement benefits.
(2)	Reflects expenses incurred in connection with the 2008 MFA. In connection with the IPO in April 2013, the 2008 MFA was terminated.
(3)	Represents (i) the changes in the fair value of the undesignated interest rate swaps and (ii) the difference between the amount of floating rate interest we receive and the amount of fixed rate interest we pay under such swaps, both of which are recognized in operating income.
(4)	Reflects certain non-recurring gains and losses and non-cash items, including the following: non-cash income related to the recognition of deferred revenue on a straight-line basis for certain prepaid capacity service contracts, partially offset by expenses related to severance payments, costs associated with a 2013 intercompany reorganization and expenses associated with the relocation of our administrative headquarters and primary satellites operations center.

Liquidity and Capital Resources

Overview

We are a highly leveraged company and our contractual obligations, commitments and debt service requirements over the next several years are significant. At March 31, 2013, our total indebtedness was $15.9 billion. Our interest expense for the three months ended March 31, 2013 was $317.2 million, which included $14.9 million of non-cash interest expense. We also expect to make significant capital expenditures in 2013 and future years, as set forth below in “—Capital Expenditures.”

Our primary source of liquidity is and will continue to be cash generated from operations as well as existing cash. At March 31, 2013, cash and cash equivalents were approximately $328.7 million. In addition, Intelsat Jackson had $486.3 million of available borrowing capacity (net of standby letters of credit outstanding) under its revolving credit facility at March 31, 2013.

We currently expect to use cash on hand, cash flows from operations, borrowings under our senior secured revolving credit facility and refinancing of our third party debt to fund our most significant cash outlays, including debt service requirements and capital expenditures, in the next twelve months and beyond, and expect such sources to be sufficient to fund our requirements over that time and beyond. In past years, our cash flows from operations and cash on hand have been sufficient to fund our interest expense obligations ($1.31 billion and $1.27 billion in 2011 and 2012, respectively) and significant capital expenditures ($844.7 million and $866.0 million in 2011 and 2012, respectively). Additionally, we have been able to refinance significant portions of our debt at favorable rates and on favorable terms, as discussed in “—Long-Term Debt—2013 Intelsat Luxembourg Notes Offerings and Redemptions”. As of May 6, 2013, we have also received insurance proceeds of $406.2 million and $84.8 million, related to a total loss claim for the IS-27 satellite launch failure and a partial loss claim for the IS-19 satellite solar array anomaly, respectively. We expect to use the proceeds from the IS-27 total loss claim to redeem $366.4 million aggregate principal amount of the 2017 Senior Notes, as discussed in “—Long-Term Debt—2013 Intelsat Luxembourg Notes Offerings and Redemptions”.

Total capital expenditures are expected to range from $600 million to $675 million in 2013, $575 million to $650 million in 2014 and $775 million to $850 million in 2015. We also expect to receive significant customer prepayments under our customer service contracts. Significant prepayments received during the three months ended March 31, 2013 totaled $22 million. Significant prepayments are currently expected to range from $150 million to $200 million in 2013, $100 million to $150 million in 2014 and $25 million to $50 million in 2015.

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

On April 23, 2013, Intelsat S.A., our indirect parent company, completed its IPO, receiving net proceeds of approximately $550 million after underwriting discounts and commissions. The net proceeds from the IPO will be used primarily to redeem all of the outstanding $353.6 million principal amount of Intelsat Investments Notes, as discussed in “—Long-Term Debt —2013 Intelsat Investments Notes Pending Redemption”, and to prepay $138.2 million of indebtedness outstanding under the New Senior Unsecured Credit Facility as discussed in “—Long-Term Debt —2013 Intelsat Jackson New Senior Unsecured Credit Facility Prepayment.”

Cash Flow Items

Our cash flows consisted of the following for the periods shown (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013
Net cash provided by operating activities	$122,081	$97,101
Net cash provided by (used in) investing activities	(260,867)	65,558
Net cash provided by (used in) financing activities	154,505	(20,148)
Net change in cash and cash equivalents	16,763	141,300

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased by $25.0 million to $97.1 million during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The primary drivers of the year-over-year decrease in net cash provided by operating activities were lower customer prepayments received under our long-term service contracts in 2013 as compared to 2012, and higher cash outflows related to the timing of interest payments. During the three months ended March 31, 2013, cash flows from operating activities reflected a $72.9 million cash outflow related to accounts payable and accrued liabilities largely due to the timing of interest payments, staff related payments and taxes. Operating cash flows also reflected a $20.2 million cash outflow related to prepaid and other assets, primarily due to the customary prepayment of the annual fees under the 2008 MFA.

Net Cash Provided by (Used in) Investing Activities

Net cash from investing activities increased by $326.4 million during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, from a cash outflow of $260.9 million in 2012 to a cash inflow of $65.6 million in 2013. This increase in investing cash inflow was primarily due to $252.9 million of proceeds received in the three months ended March 31, 2013 from insurance claim settlements and a decrease in capital expenditures of $93.7 million in 2013 as compared to the three months ended March 31, 2012.

Net Cash Provided by (Used in) Financing Activities

Net cash from financing activities decreased by $174.7 million during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, from a cash inflow of $154.5 million in 2012 to a cash outflow of $20.1 million in 2013. During the three months ended March 31, 2013, cash flows from financing activities primarily reflected $60.3 million in repayments of long-term debt, partially offset by $40.0 million in proceeds received from borrowing under the Intelsat Jackson senior secured credit facilities, as discussed in “—Long-Term Debt—Senior Secured Credit Facilities”.

Long-Term Debt

Senior Secured Credit Facilities

On January 12, 2011, Intelsat Jackson, a wholly-owned subsidiary of Intelsat Investments, entered into the Intelsat Jackson Secured Credit Agreement, which includes a $3.25 billion term loan facility maturing in April 2018 and a $500.0 million revolving credit facility with a five year maturity, and borrowed the full $3.25 billion under the term loan facility. The term loan facility requires regularly scheduled quarterly payments of principal equal to 0.25% of the original principal amount of the term loan beginning six months after January 12, 2011, with the remaining unpaid amount due and payable at maturity on April 2, 2018. Up to $350.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $70.0 million of the revolving credit facility is available for swingline loans. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. The revolving credit facility is available for five years on a revolving basis. Intelsat Jackson is required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, at a rate per annum of 0.375%. As of March 31, 2013, Intelsat Jackson had $486.3 million (net of standby letters of credit) of availability remaining thereunder.

On October 3, 2012, Intelsat Jackson entered into an Amendment and Joinder Agreement (the “Jackson Credit Agreement Amendment”), which amended the Intelsat Jackson Secured Credit Agreement. As a result of the Jackson Credit Agreement Amendment, interest rates for borrowings under the term loan facility and the revolving credit facility are (i) the London Inter-Bank Offered Rate (“LIBOR”) plus 3.25%, or (ii) the Above Bank Rate (“ABR”) plus 2.25%. The Jackson Credit Agreement Amendment stipulates that the interest rate may decrease to LIBOR plus 3.00% or ABR plus 2.00% based on the corporate family rating of Intelsat Jackson from Moody’s Investors Service, Inc. (“Moody’s”). LIBOR and the ABR, plus the applicable margins, are determined as specified in the Intelsat Jackson Secured Credit Agreement, as amended by the Jackson Credit Agreement Amendment, and LIBOR will not be less than 1.25% per annum. In April 2013, our corporate family rating was upgraded by Moody’s, and as a result, the interest rate for borrowing under the term loan facility and the revolving credit facility decreased to LIBOR plus 3.00% or ABR plus 2.00%.

The Intelsat Jackson Secured Credit Agreement includes two financial covenants. Intelsat Jackson must maintain a consolidated secured debt to consolidated EBITDA ratio of less than or equal to 3.50 to 1.00 at the end of each fiscal quarter as well as a consolidated EBITDA to consolidated interest expense ratio of greater than or equal to 1.75 to 1.00 at the end of each fiscal quarter, in each case as such financial measures are defined in the Intelsat Jackson Secured Credit Agreement. Intelsat Jackson was in compliance with these financial maintenance covenant ratios with a consolidated secured debt to consolidated EBITDA ratio of 1.43 to 1.00 and a consolidated EBITDA to consolidated interest expense ratio of 2.99 to 1.00 as of March 31, 2013. In the event Intelsat Jackson were to fail to comply with these financial maintenance covenant ratios and were unable to obtain waivers, Intelsat Jackson would default under the Intelsat Jackson Secured Credit Agreement, and the lenders under the Intelsat Jackson Secured Credit Agreement could accelerate our obligations thereunder, which would result in an event of default under our existing notes and the Intelsat Jackson senior unsecured credit agreements.

2013 Intelsat Luxembourg Notes Offerings and Redemptions

On April 5, 2013 Intelsat Luxembourg completed an offering of $3.5 billion aggregate principal amount of Senior Notes, consisting of $500.0 million aggregate principal amount of the 2018 Luxembourg Notes, $2.0 billion aggregate principal amount of the 2021 Luxembourg Notes and $1.0 billion aggregate principal amount of the 2023 Luxembourg Notes. The net proceeds from this offering were used by Intelsat Luxembourg in April 2013 to redeem all $2.5 billion aggregate principal amount of Intelsat Luxembourg’s outstanding 2017 PIK Notes and $754.8 million aggregate principal amount of Intelsat Luxembourg’s outstanding 2017 Senior Notes.

On April 23, 2013, Intelsat Luxembourg issued a notice of redemption pursuant to the indenture governing its 2017 Senior Notes that it intends to redeem $366.4 million aggregate principal amount of the 2017 Senior Notes on May 23, 2013. The redemption of the 2017 Senior Notes will be funded by insurance proceeds received from our total loss claim for the IS-27 satellite launch failure.

In connection with the pending and completed recent redemptions of the Intelsat Luxembourg notes, we expect to recognize a loss on early extinguishment of debt of $232.0 million in the second quarter of 2013, consisting of the difference between the carrying value of the aggregate debt ultimately redeemed and the total cash amount paid (including related fees), and a write-off of unamortized debt issuance costs.

2013 Intelsat Investments Notes Pending Redemption

On April 23, 2013, upon completion of the IPO, Intelsat Investments issued a notice of redemption pursuant to the indenture governing the Intelsat Investments Notes that it intends to redeem all of the outstanding $353.6 million aggregate principal amount of the Intelsat Investments Notes on May 23, 2013. The redemption of the Intelsat Investments Notes will be funded by the proceeds of the IPO. In connection with the redemption of the Intelsat Investments Notes, we expect to recognize a loss on early extinguishment of debt of approximately $24.2 million in the second quarter of 2013, consisting of the difference between the carrying value of the debt ultimately redeemed and the total cash paid (including related fees), and a write-off of unamortized debt discount and debt issuance costs.

2013 Intelsat Jackson New Senior Unsecured Credit Facility Prepayment

On April 23, 2013, upon completion of the IPO, Intelsat Jackson prepaid $138.2 million of indebtedness outstanding under the New Senior Unsecured Credit Facility. The partial prepayment of the New Senior Unsecured Credit Facility was funded by the proceeds of the IPO. In connection with the partial prepayment, we expect to recognize a loss on early extinguishment of debt of $0.2 million in the second quarter of 2013, consisting of a write-off of unamortized debt issuance costs.

2012 Debt Transactions

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

On October 3, 2012, Intelsat Jackson completed an offering of $640.0 million aggregate principal amount of its 6 5/8% Senior Notes due 2022. The net proceeds from the October 2012 offering were used by Intelsat Jackson to repurchase or redeem all of its remaining outstanding $603.2 million principal amount of 2016 Jackson 11 1/4% Notes. In connection with these repurchases and redemptions, we recognized a loss on early extinguishment of debt of $24.3 million in the fourth quarter of 2012, consisting of the difference between the carrying value of the debt repurchased or redeemed and the total cash amount paid (including related fees), and a write-off of unamortized debt premium.

Contracted Backlog

We have historically had and currently have a substantial contracted backlog, which provides some assurance regarding our future revenue expectations. Contracted backlog is our expected future revenue under customer contracts, and includes both cancelable and non-cancelable contracts. Approximately 86% of our total contracted backlog as of March 31, 2013 related to contracts that were non-cancelable and approximately 11% related to contracts that were cancelable subject to substantial termination fees. In certain cases of breach for non-payment or customer bankruptcy, we may not be able to recover the full value of certain contracts or termination fees. Our contracted backlog includes 100% of the backlog of our consolidated ownership interests, which is consistent with the accounting for our ownership interests in these entities. Our contracted backlog was approximately $10.4 billion as of March 31, 2013. This backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

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

Payments for satellites and other property and equipment during the three months ended March 31, 2013 were $167.2 million.

Our capital expenditure guidance for the periods 2013 through 2015 (the “Guidance Period”) forecasts capital expenditures during those periods for nine satellites. We finalized construction of the first of these, the IS-27 satellite, in January 2013, however, in February 2013, the satellite was completely destroyed when the launch vehicle failed shortly after liftoff. The satellite and launch were fully insured, and we have filed a total loss claim of $406.2 million with our insurers, of which $177.1 million was received as of March 31, 2013. As of May 6, 2013, all $406.2 million of proceeds had been received. We expect to launch four satellites during the Guidance Period. We expect our capital expenditures to range from $600 million to $675 million in 2013, and from $575 million to $650 million in 2014. For 2015, we anticipate capital expenditures to range from $775 million to $850 million, which will include expenditures for four additional replacement satellites that will be launched beyond the Guidance Period. Our capital expenditures guidance includes capitalized interest.

During the Guidance Period, we expect to receive significant customer prepayments under our existing customer service contracts. We also anticipate that prepayments will be received under customer contracts to be signed in the future. Significant prepayments received in the first quarter of 2013 totaled $22 million. Significant prepayments are currently expected to range from

$150 million to $200 million in 2013, from $100 million to $150 million in 2014 and from $25 million to $50 million in 2015, with the majority of these prepayments coming from existing customer contracts. The annual classification of capital expenditures and pre-payments could be impacted by the timing of achievement of contract, satellite manufacturing, launch and other milestones. We intend to fund our capital expenditure requirements through cash on hand, cash provided from operating activities and, if necessary, borrowings under our senior secured revolving credit facility.

Off-Balance Sheet Arrangements

We have a revenue sharing agreement with JSAT International, Inc. (“JSAT”) related to services sold on the Horizons Holdings satellites. We are responsible for billing and collection for such services and we remit 50% of the revenue, less applicable fees and commissions, to JSAT. Under an amended joint venture agreement between us and JSAT, we agreed to guarantee to JSAT certain minimum levels of annual gross revenues for a three-year period beginning in the first quarter of 2012 (the date that the Horizons-2 satellite was relocated to 85° east longitude). (See Note 6(a)—Investments—Horizons Holdings). This guarantee could require us to pay JSAT a maximum potential amount ranging from $7.8 million to $10.3 million per year over the three-year period, less applicable fees and commissions. We assess this guarantee on a quarterly basis, and in the first quarter of 2013 we recorded an expense of $1.2 million related to the guarantee, in addition to $5.6 million previously accrued in 2012. Our current estimate of the total amount we expect to pay over the period of the guarantee (before applicable fees and commissions) is $6.8 million, of which $5.5 million (before applicable fees and commissions) was paid in March 2013. At March 31, 2013, the remaining off-balance sheet guarantee commitment is $19.0 million.

Disclosures about Market Risk

See Item 3—Quantitative and Qualitative Disclosures About Market Risk.

Recently Adopted Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Beginning in the first quarter of 2013, entities are required to disclose the effect of reclassification of items out of accumulated other comprehensive income. The majority of our other comprehensive loss and our accumulated other comprehensive loss is related to our defined benefit retirement plans. Beginning in the first quarter of 2013, we have made a disclosure in the Retirement Plans and Other Retiree Benefits footnote to our condensed consolidated financial statements about the effects on net income of reclassifications out of accumulated comprehensive income.

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

Excluding the impact of our outstanding interest rate swaps, approximately 73%, or $11.7 billion, of our debt as of March 31, 2013 and December 31, 2012 was fixed-rate debt. Based on the level of fixed-rate debt outstanding at March 31, 2013, a 100 basis point decrease in market rates would result in an increase in fair value of this fixed-rate debt of approximately $592.2 million.

As of March 31, 2013, we held interest rate swaps with an aggregate notional amount of $1.6 billion, which mature in January 2016. These swaps were entered into to economically hedge the variability in cash flow on a portion of the floating rate term loans under our senior secured and unsecured credit facilities. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest. On March 31, 2013, the rate we paid averaged 1.97% and the rate we received averaged 0.28%. In comparison, at December 31, 2012, the rate we paid averaged 2.47% and the rate we received averaged 0.31%. On March 14, 2013, our interest rate swap with an aggregate notional principal amount of $731.4 million expired.

These interest rate swaps have not been designated for hedge accounting treatment in accordance with the FASB Accounting Standards Codification Topic 815, Derivatives and Hedging, as amended and interpreted, and the changes in fair value of these instruments will be recognized in earnings during the period of change. Assuming a 100 basis point decrease in the prevailing forward yield curve (or less, to the extent that the points on the yield curve are less than one percent) the fair value of the interest rate swap liability, excluding accrued interest, would increase to a liability of approximately $82.6 million from $63.8 million.

We perform interest rate sensitivity analyses on our variable-rate debt, including interest rate swaps, and cash and cash equivalents. These analyses indicate that a 100 basis point change in interest rates would have a minimal impact on our condensed consolidated statements of operations and cash flows as of March 31, 2013. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair values.

Foreign Currency Risk

We do not currently use foreign currency derivatives to hedge our foreign currency exposures. There have been no material changes to our foreign currency exposures as discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2013. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to litigation in the ordinary course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

No material changes in the risks related to our business have occurred since we filed our Annual Report on Form 10-K for the year ended December 31, 2012.

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

INTELSAT INVESTMENTS S.A.

Date: May 9, 2013	By	/S/ DAVID MCGLADE
David McGlade
Chairman and Chief Executive Officer

Date: May 9, 2013	By	/S/ MICHAEL MCDONNELL
Michael McDonnell
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Extension Schema Document. **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

*	Filed herewith.
**	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” not “filed”.